Form 10-Q
period 1996-03-31
PENN NATIONAL GAMING INC
filed 1996-05-23
CIK 921738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended March 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ________ to ___________

                         Commission file number: 0-24206


                           Penn National Gaming, Inc.

               State or other jurisdiction of (I.R.S. Employer
              Incorporation or Organization Identification No.)

                             Pennsylvania 23-2234473

                           Penn National Gaming, Inc.
                               825 Berkshire Blvd.
                              Wyomissing, PA 19610

                                 610-373-2400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No ____

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ____

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                     Outstanding as of May 13, 1996.

Common stock par value .01 per share      4,396,750

                 PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                                      INDEX




PART - FINANCIAL INFORMATION
                                                                            Page

Item 1. - Financial Statements

Consolidated Balance Sheets -
   March 31, 1996 (unaudited) and December 31, 1995               4 - 5

Consolidated Statements of Income -
   Three and Months Ended March 31, 1996
    and 1995 (unaudited)                                              6

Consolidated Statement of Shareholders' Equity -
   Three months ended March 31, 1996 (unaudited)                      7

Consolidated Statements of Cash Flows -
    Three Months Ended March 31, 1996
    and 1995 (unaudited)                                              8

Notes to Consolidated Financial Statements                       9 - 11

Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                       12 - 14



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8 - K                          15


                 PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       March 31,   December 31,
                                                         1996          1995
                                   (Unaudited)
                                                     -----------   ------------
Assets
Current
  Cash                                                 $ 10,592        $  7,514
  Accounts receivable                                     1,430           1,618
  Prepaid expenses and other current assets               1,152             600
  Deferred income taxes                                     112             104
                                                       --------       ---------

  Total current assets                                   13,286           9,836
                                                       --------       ---------


Property, plant and equipment, at cost
  Land and improvements                                   3,349           3,336
  Building and improvements                               8,651           8,651
  Furniture, fixtures and equipment                       4,804           4,696
  Transportation equipment                                  309             309
  Leasehold improvements                                  4,389           4,363
  Leased equipment under capitalized lease                  824             824
  Construction in progress                                  612             255
                                                       --------        --------
                                                         22,938          22,434
  Less accumulated depreciation and amortization          7,010           6,728
                                                       --------        --------

Net property and equipment                               15,928          15,706
                                                       --------        --------


Other assets
  Excess of cost over fair market value of net
  assets acquired (net of accumulated amortization)       1,881           1,898
  Miscellaneous                                             278              92

Total other assets                                        2,159           1,990
                                                        -------        --------

                                                       $ 31,373        $ 27,532
                                                       ========        ========



         See accompanying notes to consolidated financial statements



                 PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      March 31,   December 31,
                                                        1996          1995
                                   (Unaudited)
                                                     -----------  ------------

Liabilities and Shareholders Equity
Current
  Maturities of long-term debt and capital lease
   obligations                                          $   249       $     250
  Accounts payable                                        2,639           1,395
  Purses due horseman                                     1,193           1,293
  Uncashed pari-mutuel tickets                              857             704
  Accrued expenses                                          733             702
  Customer deposits                                         408             315
  Taxes, other than income taxes                            246             246
  Income taxes                                            1,537             797
                                                        -------          -------

Total current liabilities                                 7,862           5,702
                                                        -------         -------

Long-term liabilities
  Long-term debt and capital lease obligations,
    net of current maturities                               126             140
  Deferred income taxes                                     918             888
                                                         ------         --------

Total long-term liabilities                               1,044           1,028
                                                        -------          -------

Commitments and contingencies


Shareholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized; none issued                                   -               -
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,350,500 and 4,300,000 issued and
    outstanding                                              44              43
  Additional paid in capital                             13,246          12,821
  Retained earnings                                       9,177           7,938
                                                       --------         --------

Total shareholders' equity                               22,467          20,802
                                                       --------         --------

                                                        $31,373         $27,532
                                                        =======         =======

         See accompanying notes to consolidated financial statements



                 PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             March 31,
                                                          1996        1995
                                                        ------------------
Revenues
  Pari-mutuel revenues
    Penn National races                                $  4,482       $   5,195
    Import simulcasting                                   7,593           5,914
    Export simulcasting                                     850             472
  Admissions, programs and other racing revenues            869             668
  Concession revenues                                       766             582
                                                        -------         -------
Total revenues                                           14,560          12,831
                                                         ------         -------

Operating expenses
  Purses, stakes and trophies                             2,925           2,876
  Direct salaries, payroll taxes and employee benefits    1,909           1,733
  Simulcast expenses                                      2,288           2,190
  Pari-mutuel taxes                                       1,267           1,130
  Other direct meeting expenses                           2,225           1,843
  Off-track wagering concessions expenses                   508             408
  Other operating expenses                                1,399           1,091
                                                        -------         -------
Total operating expenses                                 12,521          11,271
                                                         ------          ------

Income from operations                                    2,039           1,560
                                                        -------         -------

Other income (expenses)
  Interest (expense)                                        (12)            (18)
  Interest income                                            66              67
  Other                                                       -              (4)
                                                         ------         -------
Total other income                                           54              45
                                                        -------         -------

Income before income taxes                                2,093           1,605
Taxes on income                                             854             678
                                                        -------         -------

Net Income                                             $  1,239      $      927
                                                       --------          -------

Earnings per share                                    $    0.28      $     0.22
                                                       --------       ----------

Weighted average number of common shares outstanding      4,434           4,300
                                                       --------       ---------

         See accompanying notes to consolidated financial statements



                 PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)




                                                Additional
                               Common Stock       Paid-In   Retained
                                Shares   Amounts  Capital   Earnings    Total
                               ----------------------------------------------


Balance, at January 1, 1996    4,315,00    $43    $12,821    $7,938    $20,802

Issuance of common stock         35,500      1        425         -        426

Net income for the three months
      ended March 31, 1996            -      -          -     1,239      1,239
                               --------    ---    -------    ------    -------



Balance at March 31, 1996     4,350,500    $44    $ 13,246   $9,177    $22,467
                              =========    ===    ========   ======    =======













































          See accompanying notes to consolidated financial statements



                 PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         Three months ended
                                                               March 31,
                                                            1996        1995
                                                          ------------------
Cash flows from operating activities
  Net income                                           $  1,239        $    927
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                             299             185
  Deferred income taxes                                      22              (5)
Decrease (Increase) in
  Accounts receivable                                       188             172
  Prepaid expenses                                         (552)            (93)
  Miscellaneous other assets                               (186)            (44)
Increase (decrease) in
  Accounts payable                                        1,244            (197)
  Purses due horsemen                                      (100)            609
  Uncashed pari-mutuel tickets                              153             106
  Accrued expenses                                           31           (341)
  Customers deposits                                         93              27
  Taxes other than income payable                             -             125
  Income taxes payable                                      740             508
                                                         ------          ------

Net cash provided by operating activities                 3,171           1,979
                                                          -----           -----
Cash flows from investing activities
  Expenditures for property and equipment                  (504)         (1,879)
                                                         ------         -------

Net cash (used) by investing activities                    (504)         (1,879)
                                                         ------         -------

Cash flows from financing activities
  Proceeds of sale common stock                             426               -
  Principal payments on long-term debt and
    capital lease obligations                               (15)            (23)
                                                          -----         -------
Net cash provided by (used) in financing activities         411             (23)
                                                          -----         -------

New increase in cash                                      3,078              77

Cash, at beginning of period                              7,514           5,502
                                                          -----          ------
Cash, at end of period                                  $10,592         $ 5,579
                                                        =======         =======

         See accompanying notes to consolidated financial statements

                 PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Basis of Presentation

      The consolidated financial statements include the accounts of Penn National Gaming, Inc. and its wholly-owned subsidiaries, Mountainview Thoroughbred Racing Association, Pennsylvania National Turf Club, Inc., Penn National Speedway, Inc. and Sterling Aviation, Inc. (collectively, the "Company").

      The  financial  information  has  been  prepared  in  accordance  with the
Company's customary accounting practices and has not been audited. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1996.


2. Wagering Information

                                                      Three months ended
                                                           March 31,
                                                        1996        1995
                                                      ------------------
Pari-mutuel wagering in Pennsylvania
   on Penn National races                             $21,308        $24,752
                                                      -------        -------
Pari-mutuel wagering on simulcasting

  Import simulcasting from other
   Pennsylvania racetracks                              5,324          6,722

  Import simulcasting from out of
   Pennsylvania racetracks                             33,746         24,346

  Export simulcasting to out of
   Pennsylvania wagering facilities                    28,338         15,748
                                                       ------         ------
                                                       67,408         46,816
                                                       ------         ------

Total pari-mutuel wagering                            $88,716        $71,568
                                                      =======        =======

                 PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.    Commitments

      The Company has a $4,200,000 credit facility with a commercial bank. The facility provides for a working capital line of credit in the amount of $2,500,000 at optional interest rates and a letter of credit facility for $1,700,000. The credit facility is unsecured and contains various covenants which include tangible net worth, debt to tangible net worth and debt coverage ratios. At March 31, 1996, the Company was contingently obligated under the letter of credit facility with face amounts aggregating $1,436,000. The
$1,436,000 consists of $1,336,000 relating to the horsemen's account balances and $100,000 for Pennsylvania pari-mutuel taxes. All letters of credit expire December 31, 1996. The Company to date has not drawn down on the working capital line of credit.

      In February 1996, the Company entered into an agreement to purchase land for its proposed Williamsport OTW facility. The agreement provides for a purchase price of $555,000 and is subject to numerous contingencies including approval from the Pennsylvania State Horse Racing Commission. On February 20, 1996, the Company submitted an application to the Pennsylvania State Horse Racing Commission for approval of the Williamsport OTW facility.

      On February 26, 1996, the Company entered into a joint venture agreement with Bryant Development Company, the holder of an option to purchase the Charles Town Race Track in Jefferson County, West Virginia. The Company will hold an 80% interest in the joint venture with Bryant Development holding the remainder. The joint venture intends to purchase the Track from its current owners, subject to approval of a referendum permitting installation of video lottery terminals at the track, for a purchase price which is currently being renegotiated. On March 29, 1996, the Company paid $250,000 to extend the purchase option until December 31, 1996.

      In March 1996, the Company entered into an agreement to purchase land for its proposed Downingtown OTW facility. The agreement provides for a purchase price of $1,696,000 and is subject to numerous contingencies including approval from the Pennsylvania State Horse Racing Commission. On March 26, 1996, the Company submitted an application to the Pennsylvania State Horse Racing Commission for approval of the Downingtown OTW facility.


4.    Supplemental Disclosures of Cash Flow Information

      Cash paid during the three months ended March 31, 1996 and 1995 for interest was $12,000 and $18,000 respectively.

                 PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Cash paid during the three months ended March 31, 1996 and 1995 for income taxes was $92,000 and $200,000 respectively.


5.    Subsequent Items

      On April 18, 1996, the Company announced that its Board of Directors has declared a 3- for-2 split of its Common Stock which will be in the form of a 50% common stock dividend payable May 23, 1996 to shareholders of record on May 3, 1996. Shareholders will receive one additional share of stock for each two shares held on the record date and fractional shares will be rounded up to the nearest whole number.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three months ended March 31, 1996 compared to three months ended March 31, 1995

      Total revenue increased by approximately $1.7 million or 13.5% from $12.8 million to $14.5 million for the three months ended March 31, 1996. The increase was attributable to an increase in import and export simulcasting revenues, admissions, programs, other racing revenues and concession revenues, partially offset by a decrease in pari-mutuel revenues on Penn National races. The increase in import simulcasting revenues, admissions, programs and concession revenues was mainly attributable to the York OTW facility being open for a full quarter in 1996 compared to 10 days in the same quarter of 1995. The increase in export simulcasting revenues of $378,000 or 80.1% from $472,000 to $869,000 resulted from the Company's races being broadcast to additional out-of-state locations. The decrease in pari- mutuel revenues on Penn National races was due to inclement winter weather conditions that resulted in decreased wagering on Penn National races throughout the state of Pennsylvania. For the quarter, Penn National was scheduled to run 61 days but canceled 11 days due to weather.


      Total operating expenses increased by approximately $1.2 million or 11.1% from $11.3 million to $12.5 million for the three months ended March 31, 1996. The increase in operating expenses resulted from the operation of the York OTW facility for a full quarter in 1996 and the expansion of the corporate staff and office facility in Wyomissing in June 1995.

      Income from operations increased by approximately $479,000 or 30.7% from $1.6 million to $2.0 million due to the factors described above.

      Net income increased by approximately $312,000 or 33.7% from $927,000 to $1,239,000 for the three months ended March 31, 1996. Income tax expense increased from $678,000 to $854,000 due to the increase in income for the period.


Three months ended March 31, 1995 compared to the three months ended March 31, 1994.

      Total revenues increased by $4.8 million or 61.2% from $8.0 million to $12.8 million in the three months ended March 31, 1995. The increase was primarily attributable to an increase in all types of pari-mutuel revenues, admissions, programs and other racing revenues and concession revenues. The increase in revenues resulted from a 29% increase in Penn National live race days in 1995 and the opening of the Chambersburg and York OTW facilities in April 1994 and March 1995, respectively.

      Total operating expenses increased by $3.4 million or 43.1% from $7.9 million to $11.3 million in the three months, ended March 31, 1995. The increase, which was in substantially all categories of operating expenses, was caused by a 29% increase in Penn National live race days in 1995 and the opening of the Chambersburg and York OTW facilities in April 1994 and March 1995, respectively. The decrease in management fees was a result of the management fees being discontinued when the Company completed the May 1994 initial public offering.

      Income from operations increased by $1.5 million from $81,000 to $1.6 million in the three months ended September 30, 1995, reflecting the factors described above.

      Net income increased by $900,000 from $27,000 to $927,000 in the first quarter of 1995 due to the factors described above. The increase in net income was offset in part by an increase in the income tax expense from $(170,000) to $678,000 which was attributable to the increase in income for the quarter.


Liquidity and Capital Resources

      Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations and borrowing from banks and related parties. During the three months ended March 31, 1996, the Company's cash position increased by approximately $3.1 million from $7.5 million at December 31, 1995 to $10.6 million as a result of increased cash flow from operations.

      Net cash provided from operating activities totaled approximately $3.2 million for the three months ended March 31, 1996 of which $1.5 million came from net income and non-cash expenses.

      Cash flows used in investing activities totaled approximately $500,000 for capital expenditures. Capital expenditures were primarily for improvements and equipment at the race track and the construction of the Lancaster OTW facility.

      Cash flows from financing activities totaled approximately $426,000 from the exercise of warrants and resulting issuance of 35,500 shares of common stock.

      The Company has a $4,200,000 credit facility with a commercial bank. The facility provides for a working capital line of credit in the amount of $2,500,000 at optional interest rates and a letter of credit facility for $1,700,000. The credit facility is unsecured and contains various covenants which include tangible net worth, debt to tangible net worth and debt coverage ratio. At March 31, 1996, the Company was contingently obligated under the letter of credit facility with face amounts aggregating $1,436,000. The
$1,436,000 consists of $1,336,000 relating to the horsemen's account balances and $100,000 for Pennsylvania pari-mutuel taxes. All letters of credit expire December 31, 1996. The Company to date has not drawn down on the working capital line of credit.

      On February 26, 1996, construction began on the Lancaster OTW facility. The Company estimates the construction costs to be approximately $2.5 million which will be funded from the Company's cash reserves. The projected opening date of the Lancaster OTW is July 1996.

      On February 26, 1996, the Company entered into a joint venture agreement with Bryant Development Company, the holder of an option to purchase the Charles Town Race Track in Jefferson County, West Virginia. The Company will hold an 80% interest in the joint venture with Bryant Development holding the remainder. The joint venture intends to purchase the Track from its current owners, subject to approval of a referendum permitting installation of video lottery terminals at the track, for a purchase price which is currently being renegotiated. On March 29, 1996, the Company paid $250,000 to extend the purchase option until December 31, 1996. The Company intends to fund, if successful, the joint venture operations through additional borrowing and the Company's working capital.

      The  Company   believes  that  the  cash  on  hand,  cash  generated  from operations, and the above credit facility will be sufficient to fund its anticipated future cash requirements.

Part II. OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K.

            (a)   Exhibits

                  10.51 Assignment  of  agreement  of sale  dated  March 6, 1996 between the Company and Montgomery Realty Growth Fund, Inc.

            (b)   Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PENN NATIONAL GAMING, INC.

                           By: /s/ Robert S. Ippolito
Dated May 14, 1996                        Robert S. Ippolito
                                          Chief Financial Officer
                                          Secretary/Treasurer

                                  EXHIBIT INDEX


Exhibit Nos.            Description of Exhibits           Page No.

10.51 Assignment of agreement of sale dated March 6, 1996 between the Company and Montgomery Realty Growth Fund, Inc.

                         ASSIGNMENT OF AGREEMENT OF SALE

         THIS ASSIGNMENT OF AGREEMENT OF SALE is made this 6th day of March, 1996 by MONTGOMERY REALTY GROWTH FUND, INC., a Pennsylvania corporation with an office at Plymouth Plaza, Suite 200, 580 West Germantown Pike, Plymouth Meeting, Pennsylvania 19462 ("Assignor") and PENN NATIONAL GAMING, INC., a Pennsylvania corporation with an office at 825 Berkshire Boulevard, Wyomissing, Pennsylvania 19610 ("Assignee").

                                   Background

         Assignor and George H. Ruark and Barbara A. Ruark (collectively "Sellers") entered into an Agreement of Sale dated July 31, 1995, as amended by an Amendment of Agreement of Sale dated August 15, 1995 (as amended, the "Agreement of Sale") pursuant to which Assignor has agreed to purchase from Sellers three parcels of land located in Uwchlan Township, Chester County, Pennsylvania, and described more fully in Exhibit "A" attached hereto (the "Property'). Assignor now desires to assign its rights as buyer under the Agreement of Sale to Assignee, and Assignee desires to accept such assignment on the terms set forth in this Assignment.

         NOW, THEREFORE, for good and valuable consideration, the receipt of which is hereby acknowledged, Assignee and Assignor, intending to be legally bound, hereby agree as follows:

         1. Assignment. Assignor hereby assigns to Assignee all of its right, title and interest in and to the Agreement of Sale and the Property, and Assignee hereby accepts such assignment and agrees to perform all of the obligations that the buyer under the Agreement of Sale is required to perform after the date of this Assignment.

         2. Purchase Price. In consideration of Assignor's agreements under this Assignment, Assignee shall pay to Assignor the purchase price of One Hundred Thousand Dollars ($100,000) (the "Purchase Price"). Upon the execution of this Agreement Assignee shall deliver the Purchase Price to Lesser & Kaplin, P.C. ("Escrow Agent") who shall hold the Purchase Price in an escrow account and shall release it in accordance with this Assignment. In addition to the Purchase Price, if Assignee does not elect to terminate this Assignment as provided in Section 3 hereof, then, at the earlier of (i) the expiration of the 45-day period referred to in
Section 3 or (ii) five (5) days after the date on which the conditions set forth in Section 3 have been satisfied, (x) Assignee shall immediately deposit with Porter & Painter Realtors, the escrow agent designated in the Agreement of Sale (the "Agreement Escrow Agent"), a $100,000 letter of credit, which letter of credit will replace the deposits currently held by the Agreement Escrow Agent (the "Assignor's Deposit") and (y) the Escrow Agent shall deliver the Purchase Price to the Assignor. If the Assignee terminates this Agreement pursuant to
Section 3, the Escrow Agent shall return the Purchase Price to the Assignee. If the Agreement of Sale is terminated for any reason after Assignor's Deposit has been released, and the buyer is entitled to a refund of any deposit monies held thereunder, Assignee shall be entitled to receive such refunded deposits and Assignor waives any and all claims to receive all or any part of such deposits.

         3. Conditions. Assignee shall commission an environmental investigation of' the Property (the "Investigation"), and Assignee and its authorized agents shall have the right to have access to the Property for the purpose of conducting such Investigation. In the event that either (a) the results of the Investigation demonstrate that any contamination, as defined in the Agreement of Sale, is present on, under or adjacent to the Property, or that any portion of the Property is located in a wetland, flood plain or other environmentally sensitive area that would adversely impact Assignee's ability to develop the Property for a shopping center containing approximately 50,000 square feet of gross leasable area, which provides for the operation of a restaurant and off-track wagering facility pursuant to a land development plan in the form shown on the plan attached hereto as Exhibit "C" (the "Project") or in such other form which is commercially feasible and acceptable to the Assignee in the exercise of reasonable discretion, or (b) the Sellers do not execute the Sellers' Estoppel Certificate attached hereto as Exhibit "D", then in either case, Assignee shall have the right, within forty-five (45) days after the date of this Assignment, to notify Assignor in writing that it elects to terminate this

Assignment, in which case this Assignment shall terminate, neither of the parties shall have any further rights or obligations under this Assignment, and Escrow Agent shall refund the Purchase Price and all interest thereon to Assignee. Assignee shall promptly after receipt deliver a copy of all reports of the environmental investigation to the Assignor. If (x) the Sellers sign Exhibit '1D" and (a) and (b) above are satisfied, the Escrow Agents shall disburse the Purchase Price and all interest thereon to Assignor. If Assignee elects to terminate this Agreement for the reasons described in (a) above, then the Escrow Agent shall return the Purchase Price to the Assignee.

         4. Representations. Assignor represents and warrants that:

                  a. the copy of the Agreement of Sale attached hereto as Exhibit "B" is a true, correct and complete copy of the Agreement of Sale and that there are no further amendments, extensions or modifications to the Agreement of Sale;

                  b. the Agreement of Sale is in full force and effect and Assignor has not exercised or given any notice purporting to exercise any termination rights under the Agreement of Sale; and

                  c. neither Sellers nor, to the best of Assignor's knowledge, Assignor is in default under the Agreement of Sale.

         5. Assignee's Covenants. Assignee agrees that:

                  a. Assignee shall commission its environmental investigation within five (5) days after the date hereof, and if any further tests or reports are necessary by Assignee's environmental engineer, then Assignee shall commission such tests or reports within five (5) (Lays after such recommendation; and

                  b.  Assignee  shall   indemnify   Assignor  for  any  loss  of
Assignor's Deposit if such losses are caused by a breach by Assignee under the Agreement of Sale during Assignee's Investigation.

                  c. Assignee will not file any land development, special exception, or conditional use application with Uwchlan Township until the Seller has signed Exhibit "D". If the Assignor does not deliver a fully signed copy of Exhibit "D" to the Assignee by 5:00 p.m. on March 15, 1996, the Assignee shall have the right to terminate this Assignment, in which event the Escrow Agent shall return the Deposit to the Assignee.

         6. Successors. This Assignment shall bind and inure to the benefit of Assignee, Assignor and their respective successors and assigns.

         7. Escrow Agent. The Assignor and the Assignee have requested that the Purchase Price be held in escrow by the Escrow Agent to be applied in accordance with this Agreement. The Escrow Agent is merely responsible for the safe-keeping of the Purchase Price and shall not be required to determine any questions of fact or law. The Escrow Agent shall dispose of the Purchase Price together with any interest accrued thereon in accordance with the provisions of this Agreement. The Escrow Agent shall be protected in acting in good faith upon instruments or documents believed to have been signed by a proper person or persons, not only as to their due execution and the validity and effectiveness of their provisions, but also as to the truth and acceptability of any information contained therein. The Escrow Agent shall not have any duties except those which are expressly set forth herein. The Escrow Agent shall not be bound by any notice of, or demand with respect to, any waiver, modification, or amendment of this Agreement unless in writing, signed by all of the parties to this Agreement and if the duties or responsibilities of the Escrow Agent are affected, unless the Escrow Agent shall have given its prior written consent thereto. The Escrow Agent shall not be entitled to a fee for its services as Escrow Agent, nor shall it have any liability to the Assignor or the Assignee for anything done or omitted to be done by it in good faith, its liability being limited solely to gross negligence or willful misconduct. If this Agreement, in accordance with its terms, is canceled and terminated and the liability of the Assignor and the Assignee ended, the Escrow Agent shall return the Purchase Price together with all interest accrued thereon in accordance with the provisions of this Agreement. The Assignee acknowledges that, separate and distinct from its duties as Escrow Agent, the Escrow Agent is acting as counsel to Assignee. The Assignor expressly consents to the foregoing and waives any right to hereafter claim that the same in any way constitutes a conflict of interest. Furthermore, if any dispute arises after the date of this Agreement, the Escrow Agent shall not be precluded in any manner from continuing to represent Assignee in any matter regarding this Agreement.

         8. Governing Law. This Assignment shall be governed in accordance with the laws of the Commonwealth of Pennsylvania.

         9. Counterparts. This Assignment may be executed in counterparts, each of which shall be an original, and all of which taken together shall constitute one agreement.

         IN WITNESS WHEREOF. the parties have executed this Assignment on the day and year first written above.

(Seal)                 MONTGOMERY REALTY GROWTH FUND, INC.

Attest: \s\ Louis P. Meshon                 By: \s\Charles Morrowes
Name: Louis P. Meshon                                Name: Charles Morrowes
Title: Secretary                                     Title: President

(Seal)                                               PENN NATIONAL GAMING, INC.

Attest: \s\ Susan M. Montgomery             By: \s\ Peter M. Carlino
Name: Susan M. Montgomery                            Name: Peter M. Carlino
Title: Assistant to the Chairman            Title: Chairman/CEO

                                                   EXHIBIT LIST


Exhibit "A"                Property Description

Exhibit "B"                Agreement of Sale

Exhibit "C"                Plan

Exhibit "D"                Sellers' Estoppel Certificate

                                                   SCHEDULE "C"

Premises "A"

ALL THAT CERTAIN, parcel of land, Situate in Uwchlan Township, Chester County, Pa.,being shown as Lot 7 on Plan of Subdivision for Kode Development Associates dated 7/8/1986, and being last revised 2/12/1912 by Chester Valley Engineers, Inc., Paoli, Pa., and being more fully described as follows:

BEGINNING at a monument (found) on the widened Southerly right of way line of Milford Road CL.R. 15141), a point on line of lands now or late of Betty Ann Gayle Cox, said widened right of way line being parallel with and 30 feet Southerly from the title line therein; thence from the point of beginning, along said widened right of way line, the following two courses and distances. (1) South 86 degrees 42 minutes 43 seconds East 7.16 feet; (2) South 87 degrees 37 minutes 17 seconds East 495.33 feet to a monument (found) a point of curvature; thence along the Westerly right of way line of Grump Road, 60 feet wide, the following three courses and distances Ci) along a curve to the right having a radius of 25 feet, an arc length of 39.27 feet, and a chord which bears South 42 degrees 37 minutes 17 seconds East 3S.36 feet to a monument (found) a point of tangency; (2) South 2 degrees 22 minutes 43 seconds West 562.52 feet to a monument (found), a point of curvature; (3) along a curve to the left having a radius of 671.01 feet, an arc length of 267.92 feet, and a chord which bears South degrees 3 minutes 35 seconds East 266.14 feet to a spike (set). a corner of Lot 1; thence leaving said right of way line, along Lot 1, West 129.75 feet to an iron pin (set), a point on line of lands now or late of Samuel H. Windham; thence along said, lands of Windhamr North 24 degrees 41 minutes 25 seconds West
462.79 feet to a monument (found) a corner of lands now or late of George H. Ruark; thence along said lands of Ruark, along the aforesaid lands of Ccx, South 86 degrees 42 minutes 7 seconds East 351.13 feet to a monument (found); thence along said lands of Cox, North 3 degrees 17 minutes 53 seconds East 472.38 feet to the point of beginning.

CONTAINING 12.954 acres of land, be the same more or less.

BEING the same premises which George W. Ruark, widower, by Deed bearing date the 19th day of May AD, 1992 and recorded at West Chester in the Office for the Recording of Deeds, on the 11th day of May AD, 1992 in and for the County of Chester in Record Book 2980 page 35 etc., granted and conveyed unto George H Puark and Barbara A. Ruark, his wife, in fee.

Premises B:

ALL THAT CERTAIN Lot of parcel of ground, Situate in Uwchlan Township, Chester County,Pa., being shown as (Lot Nol on subdivision plan for George W. Ruark , by Henry S.Conrey, Inc. Division of Chester Valley Engineers Paoli, Pa., dated 1/6/1972 and revised to 8/3/1972 and being more fully described, to wit:

BEGINNING at a point in the centerline of Milford Road (L.R. 15141) as proposed 60 feet wide, said point being the Northwest corner of Lot No. 2 on the aforesaid plan and being Westerly along the center line of Milford Road 1,904.57 feet from a point marking the intersection of the centerline of Milford Road with the centerline of Route 113 (L.R. 270); thence from said point of beginning along the West line of Lot No. 2, South 3 degrees 17 minutes 53 second West
502.38 feet to an iron pin in the line of lands of the  grantor  herein , George
W. Ruark;  thence  along said lands  North 86 degrees 42 minutes 7 seconds  West
151.12 feet to a point in the line of lands ofSamuel H. .Windham; thence along said lands North 24 degrees 41 minutes 25 seconds West 568.92 feet to a point in the center line of the aforesaid Milford Road: thence along said centerline, South 86 degrees 42 minutes 7 seconds East 418.11 feet to the pointof beginning.

CONTAINING 3.282 Acres of land, be the same more or less.

BEING the same premises which George W. Puark, widower, by Deed bearing date the 22nd day of August AD, 1972 and recorded at West Chester in the Office for the Recording of Deeds, in and for the County of Chester on the 12th day of September AD, 1972 in Deed Book No. W-40 page 540 etc., granted and conveyed unto George H. Ruark and Barbara A.Ruark, his wife, in fee.

Premises C:

ALL THAT CERTAIN Lot or parcel of ground, Situate in Uwchlan Township, Chester County,Pa., being shown as Lot No. 2, on subdivision Plan for George W. Ruark , by Henry S.Conrey. Inc., Division of Chester Valley Engineers, Paoli , Pa., dated 1/6/1972 andrevised to 8/3/1972. and being more fully described, to wit:

BEGINNING at a point in the centerline of Milford Road (L.R. 15141) as proposed 60 feet wide, said point being Westerly along the centerline of Milford Road 1,704.57 feet from a point marking the intersection of the centerline of Milford Road with the centerline of Route 113 (L.R. 270); thence from the said point of beginning alonglands of George W. Ruark of which this was a part, the following two courses and distances (1) South 3 degrees 17 minutes 53 seconds West 502.38 feet to an iron pin(2) North 86 degrees 42 minutes 7 seconds West 200 feet to an iron pin the Southeast corner of Lot No. 1 on the aforesaid plan; thence along Lot No. 1, North 3 degrees 17 minutes 53 seconds East 502.38 feet to a point in the center line of the aforesaid Milford Road; thence along said centerline, South as degrees 42 minutes 7 seconds East 200 feet to the point of beginning.

Containing 2.307 acres of land, be the same more or less.

BEING the same premises which James E. Cox, by Deed bearing date the 28th day of August AD, 1989 and recorded at West Chester in the Office for the Recording of Deeds,in and for the County of Chester on the 1st day of September AD, 1989 in Record Book No. 1677 page 380 etc. , granted and conveyed unto George H. Ruark and Barbara A. Ruark, his wife, in fee.

                                                 AGREEMENT OF SALE

         THIS AGREEMENT OF SALE is made this 31st day or July, l995 by and between GEORGE W.RUARK, and BARBARA A. RUARK,individuals, residing at 10 Milford Road, (P.O. Box 213), Lionvills, PA 19341 ("Sellers") and the MONTGOMERY REALTY GROWTH FUND INC., a Pennsylvania corporation, having its office at Plymouth Plaza, Suite 200, 580 West Germantown Pike, Plymouth Meeting, Pennsylvania, 19462 (Buyer).

                                                    WITNESSETH:

         1. The premises. Sellers agree to sell, and Buyer agrees to buy, the following (jointly called the "premises"):

         ALL THOSE THREE CERTAIN parcels of land with any buildings and improvements. erected thereon, situate on Pennsylvania Route 113 and/or Milfornd Road, Uwchlan Townsh1p, Chester County, Pennsylvania, being tax parcels No. 3304-64, 33-4-64.1 and 33-4-64.2 containing approximately 12.9, 3.2 and 2.3 acres respectively as more particularly discribed on Exhibit "A" attached hereto and made a part hereof.

         2. Warranty of ownership. Sellers represent and warrant to Buyer that all persons having a legal or equitable interest in the Premises (or whose joinder in the deed would be necessary to convey title to the Buyer hereunder), have been identified herein and have signed this agreement as "aellers".

         3 . Survey. In accordance with the terms of this Agreement, Buyer may, at Buers's expense, order a survey of the Premises by a licensed or registered surveyor for the purposes of obtaining subdivision and/or land development approval and for convoyancing.

         4. Purchase Price. The Purchase Price shall be Ninety Thousand Dollars ($90,000) per net acre of Premises. If or example the net acreage of the premise. is Eighteen and Four Tenths (18.4) acres, the Purchase Price would be One Million Six Hundred Fifty-Six Thousand Dollars. ($1,656,000.00). Net Acreage is hereby defined as the gross acreage of the

Premises less any areas thereof that are within the right-of-way of any public or private street or road.

                  The Purchase Price shall be payable by Buyer according to the following schedule:

                  (a) (i) Upon the execution of this agreement by Sellers, the sum of Twenty-Five Thousand Dollars ($25,00O.OO) shall be paid by Buyer directly to the escrow agent, designated in paragraph 5, in cash or letter or credit. If a letter of credit is used, the form thereof shall be satisfactory to Seller, whose approval thereof shall not be unreasonably withheld.

      (a).(ii) Within ninety (90) days of the date of execution of this Agreement by Sellers, the additional sum of Fifty Thousand Dollars (50,000.00) shall be paid by Buyer directly to the escrow agent, designated in paragraph 5, in cash or letter of credit.

         (a) (iii) within six (6) months of the date of execution of this Agreement by Sellers the additional sum of Twenty-Five Thousand Dollars ($25,000.00) shalL be paid by Buyer directly to the escrow agent, designated in paragraph 5, in cash or letter of credit.

         (b) At Settlment,the Purchase Price (including the deposit from (a) above and all interest earned thereon) shall be paid by Buyer to Sellers.

         5. Deposit.(a) All monies paid on deposit prior to Settlement under paragraph 4(a) (hereinafter called the "Deposit Monies), shall be held in escrow by Porter & Painter Realtors, 407 West Lincoln Highway, Exton, Pennsylvania, 19341, Sellers' real estate agent, ("Escrow Agent) in an interest-bearing federally insured or money market account (if cash) pending termination or consumation of this Agreement. Buyer's tax indentification number is 23-2648161. At settlement hereunder, all such Deposit Monies and all interest accrued thereon shall be applied against the total Purchase price due under this agrement, with said interest being applied against the payment due from Buyer to Sellers under paragraph 4(b) above. In the event of termination of this Agreement for any reason other than Buyer' default hereunder, all Deposit Monies and interest thereon shall be returned to Buyer.

         6. Title. The Title shall be good and marketable and such as will be insured by a reputable title insurance company in the Southeastern Pennsylvia, area at its regular rate in fee simple, free and clear of all liens, encumbrances and title objections whatsoever, except such easements, restrictions and conditions presently of record which will not, in the Buyer's sole judgment, interfere or impair the Buyer's ability to develop the Premises in accordance with the Project (as herainarter defined) and which will not prevent the Buyer from obtaining such financing as the Buyer may apply for; provided that, promptly upon the execution, of this Agreement, Buyer shall order and obtain a report of title for the Premises setting forth all liens and encumbrances of affecting the Premises. Within thirty (30) days from the date of this Agreement, Buyer' shall furnish a copy of the title report to Sellers and shall determine which, if any, of the exceptions, restrictions, liens and encumbrances set forth in such report are acceptable to Buyer, in Buyers's sole discretion. Before the expiration of such period, Buyer shall set forth in a written exhibit to be attached hereto as Exhibit B all such exceptions, restrictions, liens and encumbrances affecting the premises which do not impair or interfere with Buyer's development of the Project. Within seven (7) days after receipt of Buyer's delivery of the proposed exhibit, Sellers may notify Buyer of any additional restrictions or conditions affecting title not listed on Buyer's proposed exhibit to which the title will be subject, provided such additional restrictions or conditions were created before this agreement and do not include any monetary liens or encumbrances. If such additional restrictions or conditions are unacceptable to Buyer, Buyer may, within seven (7) days thereafter, terminate this Agreement by written notice to Sellers. If Sellers do not notify Buyer of any such additional restrictions or conditions, or if Buyers accepts such additional restrictions or conditions of which Sellers have given notice, then the agreed title exhibit shall be signed by all parties to this agreement prior to attachaent hereto and, notwithstanding anything to the contrary herein contained, title to be conveyed hereunder at settlement shall be subject to the exceptions, restriations, liens and encunbrances set forth in such Exhibit "3" as signed by the parties and attached hereto. In the event the Sellers are unable to convey title to the premises as aforesaid. the Buyer shall have the option of: (a) taking such title as the sellers can give without abatement of price (except that the purchase proceeds shall be applied to discharge anymonetary encumbrances the amount of which is fixed or ascertainable): or (b3 having atl. Monies refunded to the Buyer, and in such latter event this Agreement shall null and void and there shall be no further liability on either of the parties hereto; provided that if Sellers' inability to deliver title in condition as required results from any grant or encumbrance created or permitted by Sellers, then, in addition to the return of all monies, Buyer shall be entitled to payment by Sellers of an amount equal to Buyer's actual costs in pursuing the governmental approvals and permits described in paragraph 13, including, but limited to, all engineering, legal, architectural and other professional and consulting fees and expenses, and all governmental applications, processing and review fees. Sellers' deed ofconveyance to Buyer shall be a deed of special warranty.
                            7. Settlement. Settlement
shall be held on or before thirty (30) after the end or the contingency period (as defined in Paragraph 13 below), provided tflat all othar conditions set forth herein shall have been satisfied on or before settlement. Notwithstanding the foregoing, Buyer may, at any time, advance the date for settlement by providing sellers with written notice not less than twenty (20) days prior to the advanced settlement and all other times and dates set forth herein are of the essence of thi Agreement.

         8. Apportionments, Tranfer Taxes, etc.

                  (a) If Settlement takes place hereunder, real estate taxes on the Premises shall be apportioned between the parties as of the date of settlement. For the purpose of apportioning real estate taxes, county and township taxes shall be apportioned on a i.e., July 1 to June 30. All other property apportionable charges, including water and sewer rents, if any, shall be apportioned prorata as of the date of settlement. All real estate transfer taxes shall split evenly between Buyer and Sellers. The drawing of the Special Warranty Deed and all searches, title insurance and other conveyancing expenses with respect to acquisition of the Premises are to be paid for by the Buyer.

                  (b) In the event that all or any portion of the Property has been granted tax relief, including, without limitation, by reason of the Pennsylvania Farmland and Forest and Assessment Act of 1974, 72 Pa. C.S.A. 55490.1 et.seg or Act 515, 16 P.S. 11941 et. Seg. as amanded, Sellers shall be responsible for payment of and shall deposit in escrow with the title company at settlement hereunder, the estimated pro-rata portion of all taxes, penalties, interest and related costs assessed or to be assessed against the property due to termination of such relief before or after settlement attributable to any time period prior to conveyance ofthe property to Buyer. The provisions hereof shall survive settlement under this Agreement.

     9. Items include in Sale; Condition of Premises: risk of Loss

         All improvements, trees, shrubbery, plants and topsoil (excluding crops now or subsequently planted) now in or on the Premises are to become the property of the Buyer and are included in the sale. Except as noted, Sellers shall not remove any of the foregoing items, engage in any excavation or construction upon the premises, deposit any materials of any kind upon the premises, or in any way change the character of the premises after the date of this Agreement and pending settlement hereunder. Sellers shall maintain all improvements, if any, on the premises in their presentcondition, normal wear and tear excepted. Seller may permit continued, normal farming operations between the date hereof and settlement.

         10.  Notices, etc.

                  (a) The Sellers represent and warrant to the Buyer that at the date of this Agreement to the best of seller's knowledge no notice of any kind (including, but not limited to, notice of violation under the local building, health or fire codes, notice to connect to public sewer or to water main, or notice of assessment or reassessment for any reason) has been issued by any of the public authorities relating to the premises and that no ordinance has been ennacted authorizing new public improvements. Buyer agrees to comply with all notices affecttng the premises and with all ordinances authorizing new public improvements, issued or enacted between the date hereof and the date of settlement; provide that;

                           (i) Sellers shall promptly notify Buyer in
writing upon receipt of any such notices, enclosing. a copy of the notice with such notification to Buyer; and

                           (ii) in the event that this Agreement is
terminated by Buyer for any reason permitted under the Agreement, without settlement, Sellers shall reimburse Buyer for amounts actually required to be expended by Buyer to comply with such notices (exclusive of amounts contributed or paid by Buyer in connection with the processing or securing of Buyer's application for Approvals and permits under paragraph 12 or to meet any governmental conditions or exactions required for Buyer's proposed development of the premises, as opposed to asseasments or notices relating to, or arising from ownership of the premises generally).

         (b) The Sellers further represent and warrant to the Buyer that, as 0(pound) the date hereof, to the best of sellers' knowledge, neither the sellers nor anyone acting on tbe seller's behalf has received any notice or communication from any governmental unit or other body having the power of eminent domain indicating that the Premises, or any portion thereof, will or may condemned. In the event that any notice or communication respecting condemnation is received by the sellers after the date of this agreement, the Sellers shall promptly notify the Buyer in writing, and the Buyer, shall have the option, exerciseable within thirty (30) days after the receipt of such notice from the Sellers, of proceeding hereunder or of having all monies returned to the Buyer, and in the latter event, this agreement shall become null and void and there shall be no further liability on either or the parties hereto. If Buyer makes final settlement, the sellers shall give the Buyer full opportnity, with the cooperation of the sellers, to contest each qovernmental action or to initiate participate in such proceedings as the Buyer may deem necessary or desirable to protect the Buyer's interests, and (provided that settlement takes place hereunder) the entire condemnation proceeds or award allcable to the premises shall belong and be paid to the Buyer, without any claim thereto being asserted by the sellers.

         11.  Studies by Buyer: The Project

                  Commencing with the date of this Agreement, Buyer may, during the term of this agreement, proceed to conduct and secure soil tests, enqineering and enviromental plans, surveys and studies, market analyes, evaluation for financing purposes, title reports or searches, utilities investigation, and such other reports and/or studies as the Buyer may, in Buyer's sole discretion, desire with respect to the subdivision, development and use of the premises for a 130,000 square foot or larger retail shoppinq center. It is Buyer's intention to have parcels 33-4-64.1 and 33-4-64.2 rezoned to planned commercial (or in the alternative a Variance granted for shopping center use), and to develop the premises not less than 130,000 square foot retail shopping center (hereinafter be referred to as the "project"). If Buyer fails to purchase the premises for any reason other than a breach hereof by Sellers, Buyer shall deliver to seller ccpies of all plans, studies. tests, surveys and other materials relating to the premises theretofor obtained by Buyer.

         12.  Governmental Approvals and Permits.

                  (a) After signing of this agreement, Buyer shall, at the Buyer's sole expense, dilligently proceed to obtain, final, unapplealed, and unappealable for,, and on terms satisfactory to Burer, the following (which are collectively called Approvals and permits:

                           (i) Rezoning of Parcesl 33-4-64.1 and 33-4-
64.2 to Planned Comercial to permit retain shopping center use thereon (or variance for shopping center use).

                           (ii) Municpal subdivision and land development
approval from Uwchlan Township for subdivision and land development of the Premises for the project in accordance with a plan (the Plan), which shall be formulated and may be modifiend by Buyer in Buyer's sole discretion, provided that such plan shall reflect at least minumun square footage required for the Project and, provided further that such plan shall provide designs that comply with the applicable Township Ordinance limitations on design unless those limitations are waived by the municipal body or bodies having jurisdiction;

               (iii) Any such variances, special exeptions, or similar or disimilar zoning approvals (exclusive of any rezoning other than that allowed under 12 (a) (i)), ans may be reuired in connection with Buyer's proposed project;

                           (iv) All other necessary governmental permits
and approvals for construction of the project, including but not limited to any such approvals as may be required from the U.S Army Corps of Engineers and/or the Pennsylvania Department of Environmental Resouces and Chester County Health Department approval of the sewage planning module for the Premises; any required highway occupancy permits or approvals from the Pennsylvania Department of Enviromental Resources; and the building permit; and

                           (v) All easements and rights of way reqiired
for installation, connection, use and maintenance of any utilities contempleated for the Project; and

                           (vi) Adequate confirmation of availability of
water, sewer and any other utility service of any utilities contemplated for the Project. Adequate confirmation of sewer capacity must be obtained within neinety
(90) days from the dae hereof.

                  (b) Buyer's obligation under this Agreement to purchase the Premises is subject to the following conditions (any one of which may be waived in whole or in part by Buyer at or prior to settlement):

                           (i) No governnental or quasi-governemtnal
agency or instrumentality shall, as a condition to the issuance of any Governmental Approval or Permit, require Buyer to:

                                    (A) Pay or incur any fees or expenses
other than routine or normal filing and processing fees;

                                    (B) Make or pay for any improvments not
shown on the Plan submitted by Buyer to the Township for approval except for on-site improvements or adjacent road improvements whihc are directly related to the Buyer's develoopment shown on the Plan and are required by applicable laws, ordinences or regulations;

                                    (C) Convey any part of the premises or
create an easement upon any part of the Premises, excetp to the extent shown on the Plan submitted by Buyer to the Township for approval; and

                           (ii) The process of obtaining approvals and
permits shall progress in a manner which in Buyer's judgment will permit all Approvals and Permits to the obtained within the Contingency Period.

                           (iii) The Approvats and permits must be in
form and substance satisfactory to permit the Buyer's proposed Project financing.

                  (c) in the event the Buyer, depite its due diliqence, is unable to obtain,by the end of (ten (10) months from the date of Sellers execution of this Agreement, (which ten month period, plus any permitted extension thereof shall be deemed the Contingency Period), all necessary Approvals and Permits,in final, unappealed and unapplealable form, then the Buyer may either: (i0 proceed with the purchase of the Premises without abatement of the Purchase price: (ii) elect to extend the contingency period for a period of up to sixty (60)) additional days (the Initial Extension Period); or
(iii) terminate this Agreement, in which event, there shall be no further liability of either of the parties hereto.

                  (d) In the event that Buyer, despite its due diligence, is unable to obtain, by the end of the initial Extension Period or any further Extension Period (as defined below), all Necessary Approvals and Permits, in final, unapplealed and unappealable form, then the Buyer may either; (i) proceed with the purchase at the premises without abatement of the purchase price; (ii) elect to extend the Contingency period for an additional month, (each such extension being a Further Extension Period or (iii) therminate this Agreement, in which event, there shall be no further liability of either of the parties hereto.

                  (e) For each Further Extension Perida, Buyer shall pay an extension fee, which shall not be a credit against the purchase price, of Ten Thousand Dollars ($10,000.00), non refundable, directly to sellers, in advance of the commencement of said Further Extension Period. The maximum number of Further Extension Peridds that Buyer may elect shall be six (6).

                  (f) During the Contingency Period, Buyter shall be permitted to defenxd any appeal of any approval obtained by Buyer. Any other court proceeding broght by Buyer, relating to the approvals, shall require the written consent of Seller.

         13.  Cooperation by Parties.

                  (a) The sellers, at no expense to Sellers, shall at all times cooperate fully with the Buyer in connection with obtaining all Approval(s) and permit(s). Such cooperation shall include, but not be limited to, the execution of all applications and other documents reasonably required by the Buyer. Buyer shall provide sellers with copies of all submissions to and correspondence with Uwchlan Township relating to approval of the Project and will, if requested by sellers, meet periodically with sellers to review the status of the approval process. From time to time upon sellers' request, after submitting of Buyer's its initial application(s) for subdivision approval, Buyer shall submit a written report to Sellers regarding the status, and any change therein, of the process of obtaining the Governmental Approvals and Permits. The cost of any off site or on site improvements for the approval of Buyer's plans shall be borne solely by Buyer.

                  (b) Sellers hereby assign and grant to Buyer the right to review, copy, cite and use any and all surveye, plans, studies, tests and reports herefore made or secured by Sellers with respect to the Premises and its development. Sellers shall make copies of all such items in Sellers' possession available to Buyer for those purposes and shall authorize the preparers of any such items not in Sellers possession to release copies or the same to Buyer, at Buyer's expense for reproducton costs, if any.

         14. Access to the Premises. While this Agreement remains if effect, the Buyer and the Buyer's representatives shall be given access to the premises by the Sellers ata such reasonable times and from time to time as the Buyer may desire to make inspections tests, surveys, borings and studies as to the contemplated use of the premises by the Buyer, including, but not limited to, such access as the Buyer may desire for the purpose of obtaining the Approvals and Permits provided, however, that the Buyer shall restore the Premises to its prior condition upon completion of such inspections, tests, surveys, etc., and hold the Sellers harmless from any all mechanics liens or similar charges which may affect the Premises as a consequence of such work. Buyer shall indemnify Sellers from any claim, loss, liability or damage resulting or arising from Buyer's use of or access to the Premises under this paragraph. and shall, on request or sellers, provide sellers with proof of insurance certifying that Buyer and seller are co-insureds again such liability.

         15. Hazardous Waste

                  (a) Sellers hereby represent and warrant to Buyer, that none of the Premises has ever been used by Sellers, or to the best Sellers' knowledge, by any previous owners and/or operators, to refine produce, store, handle, transfer, process, transport, generate, manufacture. treat or dispose of hazardous substances or hazardous wastes, as those terms are defined under applicable Federal and State laws, so as to result in cantarmination of the premises. and the Premises shall not be so used during the term of the Agreement. Contamination for purposes of this section ahall mean the presence of hazardous substances or hazardous wastes at the premises, or arising from the premises, which may require remediation under any applicaable federal or 5tate law, or any other fedsral, state, or local governmental law, ordinance or regulation.

                  (b) Sellers represent that Sellers are familiar with the ground area of the entire premises and has no reason to know or suspect that any such substances or wastes are present on the premises, whether by reason of: odors emanating from the water or ground; discolorization of soil or water on or under the Premises; the existence of any tanks, containers, refuse or other materials visible in whole or part above or below the ground; or any other facts or circumstances whatsoever. Sellers hereby agree to fully cooperate with Buyer in any site investigations conducted on behalf of Buyer prior to Settlement.

          (c) Buyer may cause any reputable environmental consultant or engineer to condct an environmental investigation of the Premises. In the event that any hazardous waste or hazardous substance are discovered, Buyer shall have the option, to terminate this Agreement. If any such waste or substances are discovered prior to settlement, Buyer shall retain the option, to terminate this Agreement or to proceed to settlement and, if the cost of removal and clean-up is $100,000.00 or less, receive a credit against the Purchase Price, the amount which any reputable environmental consultant retained by Buyer estimates to represent the cost of removal and clean-up in accordance with the law. Buyer shall provide Seller with the option of contracting for the removal and clean-up, delaying Settlement for up to ninety
(90) days to permit the completion thereof. If Seller desires to avail themselves of this option they shall so notify Buyer in writing within fifteen
(15) days of Seller's receipt from Buyer of notice of the existence of the substances discovered and the estimated cost of clean-up. If Sellers undertake the clean-up of the Property, Sellers shall provide to Buyers at the completion thereof a certification, satisfactory in form and substance to Buyer's lender, from a qualified professional certifying to the successful completion of such removal and clean-up. If Buyer finds any such material on the Premises, Buyer agrees to notify Sellers immediately and, within the disclosure requirements, if any, placed on Buyer by law, shall not otherwise disclose the discovery of such material without Seller's prior approval which shall not be unreasonably withheld.

         16. Further Representations and Warranties of Sellers.
Sellers, to induce Buyer to enter into this Agreement and to complete the purchase hereunder, represent and warrant to Buyers that:
                  (a) There are no known violations of any federal, state, county or municipal law, ordinances, order, regulation or requirement affecting any portion of the Premises, and no written notice of any such violation has been issued by any governmental authority. There is no action, suit or proceeding pending or threatened against or affecting Sellers or the Premises or any portion thereof or relating to or arising out of the ownership of the Premises, in any court or before or by any federal, state, county or municipal department, commission, board, bureau or agency or other governmental instrumentality.

                  (b) Prior to settlement hereunder, Sellers will continue to make full disclosure to Buyer of all facts, conditions and obligations, oral and written, bearing upon the representations and warranties set forth in paragraphs 10 and 16(a) and known to Sellers.

                  (C) Tax Map Parcels 33-4-64.1 and 33-4-64.2 are presently zoned residential, while Parcel 33-4-64 is zoned Planned Commercial
                                                        10

                  (d)  Certain  of  the   parcels  are  subject  to   unrecorded
restrictions on certain uses which restrictions expire September 30, 1997.
                  (e) Parcel 33-4-64.2 is the subject to a month to month lease and has two underground fuel oil storage tanks on that parcel.

         17. Conditions of Buyer's Obligation. The obligation of Buyer under this Agreement to purchase the Premises from Seller is subject to the satisfaction at the time of settlement of each of the following conditions (any of which may be waived in whole or in part by Buyer at or prior to settlement):

                  (a) All of the representations and warranties by Sellers set forth in this Agreement shall be true and correct at and as of the date of settlement in all respects as though such representations and warranties were made at and as of the date of settlement.

                  (b) No representations, statement or warranty by Sellers contained in this Agreement or in any exhibit attached hereto contains or will contain any untrue statement or omits or will omit a material fact necessary to make the statement of fact therein recited not misleading.

                  (C) At settlement Sellers shall deliver to buyer a non-foreign person affidavit duly executed by Buyer as required under Internal Revenue Code
Section 1445.

                  (d) Buyer shall have been issued all Approvals and Permits (as defined and in form described, in Paragraph 12 hereof).

                  (e) The completion of a satisfactory Phase I ( and, if necessary for Buyer's lender, a satisfactory Phase II) environmental audit of the property to be performed by a party authorized by the Buyer. Notice of any objection to the Phase I environmental audit must be provided to the Sellers within one hundred twenty (120) days from the signing of this Agreement.

         18. Right to Terminate. If, at any time prior to settlement hereunder, despite the exercise of due diligence by Buyer, it appears to Buyer that any of the conditions specified in this Agreement cannot be satisfied, Buyer shall have the right, in its sole discretion, to terminate this Agreement and receive a return of its Deposit Monies, with interest by giving written notice to Sellers.

         19. Default. In the event of a material failure by the Buyer to comply with all the terms of this Agreement on the part of the
                                                        11

Buyer to be kept and performed, all Deposit Monies and all interest accrued thereon shall be retained to Sellers as liquidated damages for such failure, as the Sellers' sole remedy, and the Sellers and Buyer shall be released from all liability and this agreement shall be null and void.

         20. Real Estate Commission. Any real estate or brokerage commission due in connection with the transaction shall be paid by Sellers. Buyer represents and warrants to Sellers that it has had no communication or dealings, regarding the Premises, with any agent other than Porter and Painter Realtors.

         21. Notices. All notices, requests and other communications under this Agreement shall be in writing and shall be delivered in person or given by (I) registered or certified mail, return receipt requested, or (ii) recognized overnight delivery service providing positive tracking of items (for example, Federal Express), addressed as set forth in the first paragraph of this Agreement, or to such other address of which Sellers or Buyer shall have given notice as herein provided.

         All such notices, requests and other communications shall be deemed to have been sufficiently given for all purposes hereof only upon receipt by the party to whom such notice is sent, buy may be given by either party's attorney or agent on its behalf.

         22. Successors and Assigns. This agreement shall be binding upon the parties hereto and their respective successors, heirs, executors, administrators and assigns, however, this agreement shall not be assigned by Buyer without the prior written consent of sellers unless such assignment is to an entity related to Buyer, such as a parent, subsidiary or brother or sister corporation or an entity having at least twenty five percent common ownership with Buyer, in which event the prior written consent of sellers shall not be required.

         23. Entire Agreement; Amendment. This Agreement constitutes the entire understanding between the parties hereto; all prior negotiations and agreements with respect to the subject matter hereof are merged herein and superseded hereby.

         This Agreement may be amended or varied in any of its terms only by a written instrument signed by both parties hereto. Neither party shall record this Agreement without the written consent of the other.

         24. Governing Law. This Agreement shall be construed and interpreted in accordance with the laws and ordinances of the Commonwealth of Pennsylvania.

         25.      Miscellaneous.

                  (a) All of the representations and warranties contained in this Agreement shall survive settlement.

                  (b) In the event that for any reason one or more of the provisions of this Agreement or their application to any person or circumstances shall be held to be invalid, illegal, or unenforceable in any respect or to any extent, such provisions shall nevertheless remain valid, legal and enforceable in all other respects and to such extent as may be permissible. In addition, any such invalidity, illegality, or unenforceability shall not affect and other provisions of this Agreement, but this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

                  (C) A Real Estate recovery Fund exists to reimburse any persons who have obtained a final civil judgment against a Pennsylvania real estate licensee owning to fraud, misrepresentation, or deceit in a rel estate transaction and who have been unable to collect this judgment after exhausting all legal and equitable remedies. For complete details about Fraud, call (717) 783-3658.

         IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby and in consideration of the mutual covenants contained herein, have caused this Agreement to be duly executed as of the day and year first above written.

WITNESS:                                                      SELLERS:

/s/ K. G. Porter, Jr.                                    /s/ George H. Ruark
                                                             George H. Ruark

/s/ K. G. Porter, Jr.                                   /s/ Barbara A. Ruark

                                            Barbara A. Ruark
ATTEST:                                     BUYER:
                                            MONTGOMERY REALTY GROWTH FUND, INC.


/S/ Lori P. Meacham                         By: C. Morroney
                                      Pres.

                         AMENDMENT TO AGREEMENT OF SALE

THIS AMENDMENT TO THE AGREEMENT OF SALE is made this 15th day of August, 1995, by and between GEORGE H. RUARK and BARBARA A. RUARK, individuals ("Sellers") and the MONTGOMERY REALTY GROWTH FUND, INC., a Pennsylvania corporation ("Buyer").

                               W I T N S S E T H:

         1. The Aforesaid Agreement (the "Agreement") is hereby amended by adding the following to the end of paragraph 4
(a) (I) thereof:

         If the letter of credit provided hereunder is for a term less than the full term of the Agreement, Buyer shall, within ten (10) days prior to the date of expiration of the letter of credit, if said letter of credit is not substituted prior to said time by a letter of credit in similar amount and with similar terms extending the term of said letter of credit beyond its then existing termination date, then Buyer shall deposit the full face amount of the letter of credit, in cash, with the Escrow Agent (as defined in paragraph 5 of the Agreement) and such amount shall be held by such Escrow Agent pursuant to the terms of paragraph 5 and the remaining terms of this Agreement.

THIS AMENDMENT is executed this 15th day of August.

WITNESS:                                                      SELLERS:

/s/ K. G. Porter, Jr.                                   /s/ George H. Ruark

/s/ K. G. Porter, Jr.                                   /s/ Barbara A. Ruark

ATTEST:                                     BUYER:
                                            MONTGOMERY REALTY GROWTH FUND, INC.


/s/Lori P. Meacham                  By: /s/ Charles T. Morroney
                                    President

                                  March 7, 1996





John E. Good, Esquire
331 West Miner Street
West Chester, PA 19382

VIA TELECOPIER: 344-9381
         & FIRST CLASS MAIL

         RE: RUARK - MONTGOMERY GROUP AGREEMENT OF SALE

Dear John:

         Enclosed please find a revised Exhibit "B" to the Agreement of Sale. You will note that the objection regarding the driveway encroachment has been deleted. I have also corrected a typographical error that appeared in item 8 of the prior version.

         Feel free to call if you have any questions.

                                                                      Sincerely,



                                                         /s/ Wendy W. McLean

/wwM:jem
enclosure
cc:      Mr. Ronald Cappello
         Mr. Kenneth Porter

                                   EXHIBIT "B"

                           ACCEPTABLE TITLE EXCEPTIONS

1.       Public right-of-way of Milford Road

2.       Deed Book 203, Page 828

3.       Record Book 1421, Page 404

4.       Deed book 489, Page 209

5.       Record Book 921, Page 573

6.       Record Book 509, Page 429

7.       Record Book 921, Page 562 and 568

8.       Plan Book 42, Page 43

9.   Plan Book 7520-7527 George H. Ruark and Barbara A. Ruark

10 Milford Road
Lionville, Pennsylvania 19341

                                 March 20, 1996





CERTIFIED MAIL, RETURN RECEIPT REQUESTED

Penn National Gaming, Inc.
825 Berkshire Boulevard
Wyomissing, Pennsylvania 19610

    Re: Agreement of Sale dated July 31, 1995 between George M. Ruark and Barbara A. Ruark and Montgomery Realty Growth Fund, Inc.

Ladies and Gentlemen:

                  We have entered into an Agreement of Sale dated July 31, 1995 with Montgomery Realty Growth Fund, Inc. ("Buyer"), as amended by an Amendment to Agreement of Sale dated August 15, 1995 (as amended, the "Agreement") pursuant to which we have agreed to sell to Buyer three parcels of real property located in Uwchlan Township, Chester County, Pennsylvania, which are described more fully in the Agreement (the "Property"). It is our understanding that Buyer now desires to assign to you its rights in the Property and the Agreement, and you desire to accept such assignment. As a condition to your acceptance of the assignment by Buyer, you have required, and we have agreed to deliver, this certification and agreement by the undersigned.

                  We certify to Penn National Gaming, Inc. that:

i. We consent to the assignment to you by Buyer of all of its right, title and interest in and to the Property and the Agreement, and, unless you notify us that you have elected to terminate your agreement with Buyer to accept the assignment, we agree to perform our obligations under the Agreement for your benefit as if you were the party originally designated as the"Buyer" thereunder;

ii.The Agreement is in full force and effect and has not been modified, assigned or supplemented, and Buyer has not terminated or delivered any notices purporting to terminate the Agreement;

iii. We have no knowledge of any defaults under the Agreement, and as of the date of this certification, there are defenses to our performance under the Agreement;

 iv. The Purchase Price, as defined in the Agreement, for the Property is $90,000 per net acre of the Property. Buyer has paid to the escrow agent named in the Agreement the sum of $100,000, in the form of a letter of credit (the "Deposit"). If the buyer under the Agreement replaces the letter of credit with cash in the amount of $100,000, the cash deposit will be credited towards the purchase price at closing;

 v. The Contingency Period, as defined in Section 12 of the Agreement, expires on May 31, 1996. The Initial Extension Period, as defined in Section of the Agreement, expires on July 30, 1996. After the Initial Extension Period expires, you have six (6) additional Further Extension Periods, as defined in Section 12 of the Agreement, of one month each, the last of which expires on January 29, 1997. If you do not obtain the Approvals and Permits, as defined in Section 12 of the Agreement, on or before the expiration of the Contingency Period, or, if you so elect, the Initial Extension Period or any Further
 Extension Period, or if any of the other conditions set forth in Section 17 of the Agreement are not satisfied before closing, you shall have the right to terminate the Agreement and receive a refund of the Deposit and all interest accrued thereon;

vi. We understand that you intend to develop the Property so that all or a portion of the building or buildings that you will construct will be used as a restaurant and off-track wagering facility (the "New Project"). We agree that the development of the Property for the New Project does not violate the obligation of the "Buyer" under the Agreement to develop the Property for the Project, as described in Section 11 of the Agreement. We also agree that, for the purposes of Section 12 of the Agreement, the Approvals and Permits that you will seek to obtain will be those that are necessary and appropriate for development of the New Project; and

vii. As of the date of this certification, we have not received any notices of
 (I) violation of any applicable federal, state or local laws or ordinances,
(ii) any assessments or special assessments affecting the Property or (iii) any eminent domain proceedings, or threat of eminent domain proceedings, affecting any part of the Property.

viii. If you do not elect to terminate your agreement with the Buyer to accept the assignment, we agree to release the Deposit, or to direct the escrow agent to release the Deposit, to the Buyer so long as you replace the Deposit with cash or a letter of credit in the amount of the Deposit.

ix. Title to the Property shall be conveyed subject to the matters set forth on Schedule B-II of that certain commitment to issue title insurance issued by Fidelity National Title Insurance Company of Pennsylvania (the "Commitment"), Commitment Number 770-10130, as endorsed by an Endorsement to the Commitment dated March 19, 1996.

                  Please execute this letter in the space provided below to evidence your intent to be bound by Paragraph 9 above.

                                                               Very truly yours,


                                                            /s/ George H. Ruark
                                                                 George H. Ruark


                                                          /s/ Barbara A. Ruark
                                                                Barbara A. Ruark





PENN NATIONAL GAMING, INC.


By: P. M. Carlino Chrm.
Name/Title:________________