Form 10-Q
period 1996-06-30
PENN NATIONAL GAMING INC
filed 1996-08-14
CIK 921738

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

       For the transition period from ________ to ___________

                   Commission file number: 0-24206


                     Penn National Gaming, Inc.

     State or other jurisdiction  of(I.R.S. Employer incorporation or organization Identification No.)

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


               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                     Outstanding as of August 12, 1996

Common Stock par value .01 per share      6,665,145

               PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                                  INDEX




PART I - FINANCIAL INFORMATION                                            Page

Item 1. - Financial Statements

Consolidated Balance Sheets -
   June 30,  1996 (unaudited) and December 31, 1995                       3 - 4

Consolidated Statements of Income -
    Six Months Ended June 30, 1996
    and 1995 (unaudited)                                                    5

Consolidated Statements of Income -
    Three Months ended June 30, 1996
     and 1995 (unaudited)                                                   6

Consolidated Statement of Shareholders' Equity -
   Three months ended June 30, 1996 (unaudited)                             7

Consolidated Statements of Cash Flow -
    Six Months Ended June 30, 1996
    and 1995 (unaudited)                                                    8



Notes to Consolidated Financial Statements                               9 - 11


Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       12 - 14



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                   15



                    PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        June 30,    December 31,
                                                          1996           1995
                                                      (unaudited)
                                                      -----------   -----------
Assets
Current
  Cash                                                  $  9,310       $  7,514
  Accounts and notes receivable                            2,792          1,618
  Prepaid expenses and other current assets                1,304            600
  Deferred income taxes                                       62            104
                                                        --------       --------

  Total current assets                                    13,468          9,836
                                                        --------       --------


Property, plant and equipment, at cost
  Land and improvements                                    3,359          3,336
  Building and improvements                                8,700          8,651
  Furniture, fixtures and equipment                        4,870          4,696
  Transportation equipment                                   309            309
  Leasehold improvements                                   4,396          4,363
  Leased equipment under capitalized lease                   824            824
  Construction in progress                                 2,020            255
                                                        --------       --------

                                                          24,478         22,434
  Less accumulated depreciation and amortization           7,286          6,728
                                                        --------       --------

Net property and equipment                                17,192         15,706
                                                        --------       --------


Other assets
  Excess of cost over fair market value of net assets
   acquired (net of accumulated amortization)              1,864          1,898
  Miscellaneous                                              344             92

Total other assets                                         2,208          1,990
                                                        --------       --------

                                                        $ 32,868       $ 27,532
                                                        ========       ========

            See accompanying notes to consolidated financial statements

                                       3


                    PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        June 30,    December 31,
                                                          1996           1995
                                                      (unaudited)
                                                      -----------   -----------
Liabilities and Shareholders Equity
Current
  Maturities of long-term debt
      and capital lease obligations                     $    246       $    250
  Accounts payable                                         2,521          1,395
  Purses due horseman                                      1,421          1,293
  Uncashed pari-mutuel tickets                               418            704
  Accrued expenses                                           710            702
  Customer deposits                                          525            315
  Taxes, other than income taxes                             192            246
  Income taxes                                               532            797
                                                        --------       --------
Total current liabilities                                  6,565          5,702
                                                        --------       --------

Long-term liabilities
  Long-term debt and capital lease obligations,
    net of current maturities                                103            140
  Deferred income taxes                                      948            888
                                                        --------       --------

Total long-term liabilities                                1,051          1,028
                                                        --------       --------

Commitments and contingencies

Shareholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized; none issued                                    -              -
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 6,665,145 and 6,472,500 issued and
    outstanding                                               46             43
  Additional paid in capital                              14,304         12,821
  Retained earnings                                       10,902          7,938
                                                        --------       --------

Total shareholders' equity                                25,252         20,802
                                                        --------       --------

                                                        $ 32,868       $ 27,532
                                                        ========       ========

            See accompanying notes to consolidated financial statements


                                       4


                    PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                           1996          1995
                                                           ----          ----
Revenues
  Pari-mutuel revenues
    Penn National races                                 $  9,672       $ 10,967
    Import simulcasting                                   15,509         13,143
    Export simulcasting                                    1,776          1,002
  Admissions, programs and other racing revenues           2,048          1,791
  Concession revenues                                      1,601          1,560
                                                        --------       --------

Total revenues                                            30,606         28,463

Operating expenses
  Purses, stakes and trophies                              6,448          6,120
  Direct salaries, payroll taxes and employee benefits     3,967          3,786
  Simulcast expenses                                       4,680          4,541
  Pari-mutuel taxes                                        2,630          2,438
  Other direct meeting expenses                            4,478          4,144
  Off-track wagering concessions expenses                  1,045          1,059
  Other operating expenses                                 2,485          2,321
                                                        --------       --------
Total operating expenses                                  25,733         24,409
                                                        --------       --------

Income from operations                                     4,873          4,054
                                                        --------       --------

Other income (expenses)
  Interest (expense)                                         (38)           (34)
  Interest income                                            153            139
  Other                                                        -              4
                                                        --------       --------
Total other income                                           115            109
                                                        --------       --------

Income before income taxes                                 4,988          4,163
Taxes on income                                            2,024          1,717
                                                        --------       --------

Net Income                                              $  2,964       $  2,446
                                                        --------       --------

Earnings per share                                      $   0.44       $   0.38
                                                        --------       --------
Weighted average number of common shares outstanding       6,798          6,450
                                                        ========       ========

           See accompanying notes to consolidated financial statements




                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          Three Months Ended
                                                                June 30,
                                                           1996          1995
                                                           ----          ----
Revenues
  Pari-mutuel revenues
    Penn National races                                 $  5,191       $  5,772
    Import simulcasting                                    7,915          7,229
    Export simulcasting                                      926            530
  Admissions, programs and other racing revenues           1,171          1,123
  Concession revenues                                        840            978
Total revenues                                            16,043         15,632
                                                        --------       --------

Operating expenses
  Purses, stakes and trophies                              3,522          3,244
  Direct salaries, payroll taxes and employee benefits     2,058          2,053
  Simulcast expenses                                       2,391          2,351
  Pari-mutuel taxes                                        1,363          1,308
  Other direct meeting expenses                            2,252          2,301
  Off-track wagering concessions expenses                    536            651
  Other operating expenses                                 1,087          1,230
                                                        --------       --------
Total operating expenses                                  13,209         13,138
                                                        --------       --------

Income from operations                                     2,834          2,494
                                                        --------       --------

Other income (expenses)
  Interest (expense)                                         (24)           (16)
  Interest income                                             85             72
  Other                                                        -              8
                                                        --------       --------
Total other income                                            61             64
                                                        --------       --------

Income before income taxes                                 2,895          2,558
Taxes on income                                            1,170          1,039
                                                        --------       --------

Net Income                                              $  1,725       $  1,519
                                                        --------       --------

Earnings per share                                      $   0.25       $   0.23
                                                        --------       --------
Weighted average number of common shares outstanding       6,938          6,450
                                                        ========       ========

           See accompanying notes to consolidated financial statements

                                       6



                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)




                                                 Additional
                                Common Stock       Paid-In    Retained
                              Shares   Amounts     Capital    Earnings   Total



Balance, at January 1, 1996  6,472,500   $  43   $ 12,821   $  7,938   $ 20,802

Issuance of common stock       192,645       3      1,483          -      1,486

Net income for the six  months
      ended June 30, 1996            -       -          -      2,964      2,964
      (unaudited)            ---------   -----   --------   --------   --------


Balance at June 30, 1996     6,665,145   $  46   $ 14,304   $ 10,902   $ 25,252
      (unaudited)            =========   =====   ========   ========   ========















            See accompanying notes to consolidated financial statements



                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Six months ended
                                                                June 30,
                                                           1996          1995
                                                           ----          ----
Cash flows from operating activities
  Net income                                            $  2,964       $  2,446
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                              592            430
  Deferred income taxes                                      102             13
Decrease (Increase) in
  Accounts and notes receivable                           (1,174)            10
  Prepaid expenses                                          (704)          (119)
  Miscellaneous other assets                                (252)          (169)
Increase (decrease) in
  Accounts payable                                         1,126           (251)
  Purses due horsemen                                        128          1,120
  Uncashed pari-mutuel tickets                              (286)          (147)
  Accrued expenses                                             8           (688)
  Customers deposits                                         210            170
  Taxes other than income payable                            (54)           152
  Income taxes payable                                      (265)            95
                                                        --------       --------

Net cash provided by operating activities                  2,395          3,062
                                                        --------       --------

Cash flows from investing activities
  expenditures for property and equipment                 (2,044)        (2,219)
                                                        --------       --------
Net cash (used) by investing activities                   (2,044)        (2,219)
                                                        --------       --------

Cash flows from financing activities
  Proceeds of sale common stock                            1,486              -
  Principal payments on long-term debt and
    Capital lease obligations                                (41)           (61)
                                                        --------       --------
Net cash provided by (used) in financing activities        1,445            (61)
                                                        --------       --------

Net increase in cash                                       1,796            782

Cash, at beginning of period                               7,514          5,502
                                                        --------       --------
Cash, at end of period                                  $  9,310       $  6,284
                                                        ========       ========

           See accompanying notes to consolidated financial statements

                                       8

                   PENN NATIONAL GAMING , INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.  Basis of Presentation

      The consolidated financial statements include the accounts of Penn National Gaming, Inc. and its wholly-owned subsidiaries, Mountainview Thoroughbred Racing Association, Pennsylvania National Turf Club, Inc., Penn National Speedway, Inc., Sterling Aviation, Inc., Penn National Holding Company, Penn National Gaming of West Virginia, Inc., and PNGI Charles Town Limited Liability Company (collectively, the "Company").

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


2. Wagering Information  (In Thousands):
                                     Three months ended      Six months ended
                                           June 30,               June 30,
                                      1996        1995       1996        1995
                                      ----        ----       ----        ----

Pari-mutuel wagering in Pennsylvania
   on Penn National races          $ 24,798    $ 27,620    $ 46,105    $ 52,372
                                   --------    --------    --------    --------

Pari-mutuel wagering on simulcasting

  Import simulcasting from other
   Pennsylvania racetracks            6,074       8,436      11,449      15,158

  Import simulcasting from out of
   Pennsylvania racetracks           34,546      29,302      70,002      53,648

  Export simulcasting to out of
   Pennsylvania wagering facilities  31,450      17,666      59,788      33,414
                                   --------    --------    --------    --------


                                     72,070      55,404     141,239     102,220
                                   --------    --------    --------    --------

Total pari-mutuel wagering         $ 96,868    $ 83,024    $187,344    $154,592
                                   ========    ========    ========    ========


                     PENN NATIONAL GAMING , INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


3.    Commitments

      The Company has a $4,200,000 credit facility with a commercial bank. The facility provides for a working capital line of credit in the amount of $2,500,000 at optional interest rates and a letter of credit facility for $1,700,000. The credit facility is unsecured and contains various covenants which include tangible net worth, debt to tangible net worth and debt coverage ratios. At June 30, 1996, the Company was contingently obligated under the letter of credit facility with face amounts aggregating $1,436,000. The
$1,436,000 consists of $1,336,000 relating to the horsemen's account balances and $100,000 for Pennsylvania pari-mutuel taxes. All letters of credit expire December 31, 1996.

      In February 1996, the Company entered into an agreement to purchase land for its proposed Williamsport OTW facility. The agreement provides for a purchase price of $555,000 and is subject to numerous contingencies including approval from the Pennsylvania State Horse Racing Commission. On May 22, 1996 the Company received Phase I approval from the Pennsylvania State Horse Racing Commission for the Williamsport OTW facility.

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


4.    Supplemental Disclosures of Cash Flow Information

      Cash paid during the six months ended June 30, 1996 and 1995 for interest was $37,000 and $30,000 respectively.

      Cash paid during the six months ended June 30, 1996 and 1995 for income taxes was $2,186,000 and $1,616,000 respectively.

                     PENN NATIONAL GAMING , INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)



      Cash received during the six months ended June 30, 1996 for the issuance of 192,645 shares of stock from the exercise of options and warrants was $1,486,000.

5.    Subsequent Items

      On August 7, 1996 the Company entered into an agreement with a contractor to begin construction of the Williamsport OTW facility. The agreement provides for a construction price of $1,648,000.

6.    Earnings Per Share

      On April 17, 1996, the Board of Directors declared a three for two stock split in the form of a dividend payable May 23, 1996, to shareholders of record on May 3, 1996. Accordingly, all shares and per share data has been restated to reflect the split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended June 30, 1996 compared to three months ended June 30, 1995

      Total revenue increased by approximately $411,000 or 2.6% from $15.6 million to $16.0 million for the three months ended June 30, 1996. The increase was attributable to an increase in import and export simulcasting revenues offset by a decrease in pari-mutuel revenues on Penn National races. The increase in export simulcasting revenues of $397,000 or 75% from $530,000 to $926,000 resulted from the Company's races being broadcast to additional out-of-state locations. The decrease in pari-mutuel revenues on Penn National races was due to increased import simulcasting revenue from wagering on other race tracks at Penn National facilities. For the quarter, Penn National scheduled and ran 52 live race days.

      Total operating expenses increased by approximately $71,000 from $13.1 million to $13.2 million for the three months ended June 30, 1996. The increase in operating expenses resulted from an increase in purses, stakes and trophies, pari-mutuel taxes, and simulcast expenses resulting from an increase in revenue from import simulcasting.

      Income from operations increased by approximately $340,000 or 13.6% from $2.5 million to $2.8 million due to the factors described above.

      Net income increased by approximately $206,000 or 13.6% from $1,519,000 to $1,725,000 for the three months ended June 30, 1996. Income tax expense increased from $1,039,000 to $1,170,000 due to the increase in income for the period.



Six months ended June 30, 1996 compared to six months ended June 30, 1995

      Total revenue increased by approximately $2.1 million or 7.5% from $28.5 million to $30.6 million for the six months ended June 30, 1996. The increase was attributable to an increase in import and export simulcasting revenues offset by a decrease in pari-mutuel revenues on Penn National races. The increase in export simulcasting revenues of $774,000 or 77% from $1.0 million to $1.8 million resulted from the Company's races being broadcast to additional out-of-state locations. The decrease in pari-mutuel revenues on Penn National races was due to increased import simulcasting revenue from wagering on other race tracks at Penn National facilities. For the six month period, Penn National was scheduled to run 113 live race days but canceled 11 days in the first quarter due to inclement weather.

      Total operating expenses increased by approximately $1.3 million from $24.4 million to $25.7 million for the six months ended June 30, 1996. The increase in operating expenses resulted from an increase in purses, stakes and trophies, pari-mutuel taxes, and simulcast expenses resulting from an increase in revenue from import simulcasting and from six months of operating expenses for the York OTW facility in 1996 compared to three months of expenses in 1995.

      Income from operations increased by approximately $817,000 or 20.1% from $4.1 million to $4.9 million due to the factors described above.

      Net income increased by approximately $518,000 or 21.2% from $2.4 million to $2.9 million for the six months ended June 30, 1996. Income tax expense increased from $1.7 million to $2.0 million due to the increase in income for the period.



Liquidity and Capital Resources

      Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations and borrowing from banks and related parties. During the six months ended June 30, 1996, the Company's cash position increased by approximately $1.8 million from $7.5 million at December 31, 1995 to $9.3 million as a result of increased cash flow from operations.

      Net cash provided from operating activities totaled approximately $2.4 million for the six months ended June 30, 1996 of which $3.6 million came from net income and non-cash expenses.

      Cash flows used in investing activities totaled approximately $2.0 million for capital expenditures. Capital expenditures were primarily for improvements and equipment at the race track and the construction of the Lancaster OTW facility.

      Cash flows from financing activities totaled approximately $1,486,000 from the exercise of stock options and warrants and the issuance of 192,645 shares of common stock.

      The Company has a $4,200,000 credit facility with a commercial bank. The facility provides for a working capital line of credit in the amount of $2,500,000 at optional interest rates and a letter of credit facility for $1,700,000. The credit facility is unsecured and contains various covenants which include tangible net worth, debt to tangible net worth and debt coverage ratio. At June 30, 1996, the Company was contingently obligated under the letter of credit facility with face amounts aggregating $1,436,000. The $1,436,000 consists of $1,336,000 relating to the horsemen's account balances and $100,000 for Pennsylvania pari-mutuel taxes. All letters of credit expire December 31, 1996.

      On February 26, 1996, construction began on the Lancaster OTW facility. The construction costs totaling approximately $2.4 million were funded from the Company's cash reserves. The Lancaster OTW facility opened July 11,1996.

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


      On May 13, 1996, the Company entered into a Mortgage Note Receivable with the company it has entered into an agreement for the purchase of land for the Downingtown OTW facility. The note has a principal sum of $400,000 with interest due on the unpaid balance at a rate of 10% per annum. The note matures on the later of the first anniversary date of the note or six months after the termination of the land purchase agreement for the Downingtown OTW facility.

      On June 4, 1996, the Company entered into a Loan and Security Agreement with Charles Town Races, Inc. The Agreement provides for a working capital line of credit in the amount of $1,250,000. As of June 30, 1996, Charles Town Races, Inc. has borrowed $860,000 of the available credit.

      The  Company   believes  that  the  cash  on  hand,  cash  generated  from operations, and the above credit facility will be sufficient to fund its anticipated future cash requirements.

Part II.  Other Information



 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.52 General contractor  agreement dated August 7, 1996, between
                  Pennsylvania National Turf Club, Inc. and Warfel Construction Company.

      (b)   Reports on Form 8-K

            On June 17, 1996, the Company filed Form 8-K which reflected an agreement entered into on June 4, 1996, between the Company and Charles Town Races Limited Partnership and Charles Town Races, Inc. The Company agreed to lend Charles Town Races $1,250,000.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PENN NATIONAL GAMING, INC.

                           By: /s/ Robert S. Ippolito
                             Robert S. Ippolito
                             Chief Financial Officer
                             Secretary/Treasurer

Date: August 14, 1996

                                     EXHIBIT INDEX

Exhibit Nos.      Description of Exhibits                            Page No.

10.52             General contractor agreement dated August 7,       18-28
                  1996, between Pennsylvania National Turf
                  Club, Inc. And Warfel Construction Company.