Form 10-Q
period 1996-09-30
PENN NATIONAL GAMING INC
filed 1996-11-14
CIK 921738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ___________

                         Commission file number: 0-24206


                           Penn National Gaming, Inc.
                    (Exact name of registrant in its charter)


                             Pennsylvania 23-2234473
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification No.)

                           Penn National Gaming, Inc.
                          825 Berkshire Blvd. Suite 203
                              Wyomissing, PA 19610
                                  610-373-2400
                   (Address of Principal Executive Offices)


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

Title of Each Class                 Outstanding Shares as of November 13, 1996
Common Stock par value .01 per share                                6,665,145

                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                                      INDEX




PART I - FINANCIAL INFORMATION                                    Page

Item 1. - Financial Statements

Consolidated Balance Sheets -
   September 30, 1996 (unaudited) and December 31, 1995            3 - 4

Consolidated  Statements of Income Nine Months Ended
   September 30, 1996 and 1995 (unaudited)                           5

Consolidated Statements of Income Three Months Ended
   September 30, 1996 and 1995 (unaudited)                           6

Consolidated Statement of Shareholders= Equity -
   Nine months ended September 30, 1996 (unaudited)                  7

Consolidated Statements of Cash Flows -
    Nine Months Ended September 30, 1996
    and 1995 (unaudited)                                             8

Notes to Consolidated Financial Statement                          9 - 11

Item 2 - Managements Discussion and Analysis of Financial
         Condition and Results of Operations                      12 - 16





PART II - OTHER INFORMATION
Item 1 - Legal Proceedings                                           17

Item 6 - Exhibits and Reports on Form 8 - K                          17

Part I.  Financial Information

Item 1.  Financial Statements

                    PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  September 30,    December 31,
                                                      1996             1995
                                                  --------------  --------------
                                                     (Unaudited)
Assets
Current
   Cash                                                  $5,602           $7,514
   Accounts and notes receivable                          1,968            1,618
   Prepaid expenses and other current assets              1,332              600
   Deferred income taxes                                     62              104
                                                        -------          -------

Total current assets                                      8,964            9,836
                                                        -------          -------

Property, plant and equipment, at cost
   Land and improvements                                  4,225            3,336
   Building and improvements                              8,740            8,651
   Furniture, fixtures and equipment                      5,660            4,696
   Transportation equipment                                 322              309
   Leasehold improvements                                 6,388            4,363
   Leased equipment under capitalized lease                 824              824
   Construction in progress                               1,059              255
                                                        -------          -------
                                                         27,218           22,434
   Less Accumulated depreciation and amortization         7,589            6,728
                                                        -------          -------

Net property and equipment                               19,629           15,706
                                                        -------          -------

Other assets
   Excess of cost over fair market value of net
   assets acquired (net of accumulated amortization)      1,848            1,898
   Prepaid Acquisition Costs                              3,001                -
   Miscellaneous                                            291               92
                                                        -------          -------

Total other assets                                        5,140            1,990
                                                        -------          -------

                                                        $33,733          $27,532
                                                        =======          =======

            See accompanying notes to consolidated financial statements



                        PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               September 30,        December 31,
                                                   1996                 1995
                                              -------------       --------------
                                                (Unaudited)

Liabilities and Shareholders' Equity
Current
     Maturities of long-term debt and
        captial lease obligation                      $222                  $250
     Accounts payable                                1,868                 1,395
     Purses due horsemen                             1,329                 1,293
     Uncashed pari-mutuel tickets                      617                   704
     Accrued expenses                                  618                   702
     Customer deposits                                 515                   315
     Taxes, other than income taxes                    328                   246
     Income Taxes                                      473                   797
                                                   -------               -------

Total current liabilities                            5,970                 5,702
                                                   -------               -------

Long term liabilities
     Long-term debt and capital lease obligations,
       net of current maturities                        80                   140
     Deferred income taxes                             989                   888
                                                   -------               -------

Total long-term liabilities                          1,069                 1,028
                                                   -------               -------

Commitments and contingencies

Shareholders' equity
     Preferred stock, $.01 par value, 1,000,000 shares
        authorized; none issued                         -                     -
     Common stock, $.01 par value, 10,000,000 shares
        authorized; 6,665,145 and 6,472,500 issued and
        outstanding                                     46                    43
Additional paid in capital                          14,304                12,821
Retained Earnings                                   12,344                 7,938
                                                   -------               -------

Total Shareholders' Equity                          26,694                20,802
                                                   -------               -------

                                                   $33,733               $27,532
                                                   =======               =======


                See accompanying notes to consolidated financial statements


                PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                              1996        1995
                                                           -------      --------
Revenues
   Pari-mutuel revenues
      Penn National races                                  $14,495       $16,578
      Import simulcasting                                   23,596        20,412
      Export simulcasting                                    2,479         1,447
   Admissions, programs and other racing revenues            3,403         2,978
   Concession Revenues                                       2,501         2,478
                                                            ------        ------

Total revenues                                              46,474        43,893
                                                            ------        ------

Operating expenses
   Purses, stakes and trophies                               9,744         9,329
   Direct salaries, payroll taxes and employee benefits      6,211         5,823
   Simulcast expenses                                        6,920         6,905
   Pari-mutuel taxes                                         3,954         3,773
   Other direct meeting expenses                             6,932         6,249
   Off-track wagering concessions expenses                   1,766         1,689
   Other operating expenses                                  3,710         3,750
                                                            ------        ------
Total operating expenses                                    39,237        37,518
                                                            ------        ------

Income from operations                                       7,237         6,375
                                                            ------        ------

Other income (expenses)
   Interest (expense)                                         (44)          (55)
   Interest income                                             229           201
   Other                                                         -             4
                                                            ------        ------
Total other income                                             185           150
                                                            ------        ------

Income before income taxes                                   7,422         6,525
Taxes on income                                              3,016         2,680
                                                            ------        ------

Net Income                                                  $4,406        $3,845
                                                            ======        ======

Earnings per share                                           $0.64         $0.59
                                                            ======        ======

Weighted average number of common shares outstanding         6,877         6,522
                                                            ======        ======

         See accompanying notes to consolidated financial statements



                 PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                            1996          1995
                                                         --------       --------

Revenues
   Pari-mutuel revenues
      Penn National races                                   $4,823        $5,611
      Import simulcasting                                    8,087         7,269
      Export simulcasting                                      704           445
   Admissions, programs and other racing revenues            1,356         1,187
   Concession Revenues                                         900           918
                                                            ------        ------

Total revenues                                              15,870        15,430
                                                            ------        ------

Operating expenses
   Purses, stakes and trophies                               3,296         3,209
   Direct salaries, payroll taxes and employee benefits      2,244         2,037
   Simulcast expenses                                        2,240         2,364
   Pari-mutuel taxes                                         1,323         1,335
   Other direct meeting expenses                             2,454         2,105
   Off-track wagering concessions expenses                     721           630
   Other operating expenses                                  1,224         1,429
                                                            ------        ------
Total operating expenses                                    13,502        13,109
                                                            ------        ------

Income from operations                                       2,368         2,321
                                                            ------        ------

Other income (expenses)
   Interest (expense)                                          (7)          (25)
   Interest income                                              76            62
   Other                                                         -            4
                                                            ------        ------
Total other income                                              69            41
                                                            ------        ------

Income before income taxes                                   2,437         2,362
Taxes on income                                                992           963
                                                            ------        ------

Net Income                                                  $1,445        $1,399
                                                            ======        ======


Earnings per share                                           $0.21         $0.21
                                                            ======        ======

Weighted average number of common shares outstanding         6,997         6,522
                                                            ======        ======

          See accompanying notes to consolidated financial statements




                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)



                                               Additional
                             Common Stock       Paid-In      Retained
                            Shares   Amounts    Capital      Earnings     Total

Balance, at
    January 1, 1996       6,472,500 $    43   $ 12,821    $   7,938    $ 20,802

Issuance of common stock    192,645       3      1,483            -       1,486

Net income for the nine months
      ended September 30, 1996
      (unaudited)                 -       -          -        4,406       4,406
                           --------  -------   --------    --------    --------

Balance at
     September 30, 1996
     (unaudited)          6,665,145 $     46   $ 14,304    $ 12,344    $ 26,694
                          ========= ========   ========    ========    ========









            See accompanying notes to consolidated financial statements



                 PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOW
                               (IN THOUSANDS)
                                 (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                       1996         1995
                                                 ------------  -----------

Cash flows from operating activities
    Net Income                                        $4,406       $3,845
    Adjustments to reconcile net income to net cash
       provided by operating activities
    Depreciation and amortization                        911          648
    Deferred income taxes                                144           (2)
Decrease (Increase) in
    Accounts and notes receivable                       (350)          16
    Prepaid expenses                                    (732)        (263)
    Miscellaneous other assets                          (197)         (29)
Increase (decrease) in
    Accounts payable                                     473          182
    Purses due horsemen                                   36          701
    Uncashed pari-mutuel tickets                         (88)          14
    Accrued expenses                                     (85)        (539)
    Customer deposits                                    200          205
    Taxes other than income payable                       81          132
    Income taxes payable                                (324)         234
                                                      ------       ------

Net cash provided by operating activities              4,475        5,144
                                                      ------       ------

Cash flows from investing activities
    Expenditures for property and equipment           (4,784)      (3,690)
    Prepaid acquisition costs                         (3,001)           -
                                                      ------       ------
Net cash (used) by investing activities               (7,785)      (3,690)

Cash flows from financing activities
    Proceeds of sale common stock                      1,486            -
    Principal payments on long-term debt and
       capital lease obligations                         (88)         (91)
                                                      ------       ------
Net cash provided by (used) in financing activities    1,398          (91)
                                                      ------       ------

Net increase in cash                                  (1,912)       1,363

Cash, at beginning of period                           7,514        5,502
                                                      ------       ------

Cash, at end of period                                $5,602       $6,865
                                                      ======       ======


         See accompanying notes to consolidated financial statements

                 PENN NATIONAL GAMING , INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Basis of Presentation

      The consolidated financial statements include the accounts of Penn National Gaming, Inc. and its wholly-owned subsidiaries, Mountainview Thoroughbred Racing Association, Pennsylvania National Turf Club, Inc., Penn National Speedway, Inc., Sterling Aviation, Inc., Penn National Holding Company, Penn National Gaming of West Virginia, Inc., and PNGI Charles Town Gaming Limited Liability Company (collectively, the "Company").

      The  financial  information  has  been  prepared  in  accordance  with the
Company's  customary   accounting  practices  and, except for the Balance Sheet
at December 31, 1995, has not been audited. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending December 31, 1996.

 2.    Wagering Information (In Thousands):

                                       Three months ended     Nine months ended
                                          September 30,          September 30,
                                         1996       1995        1996       1995

Pari-mutuel wagering in Pennsylvania
   on Penn National races                $23,095    $26,863    $69,200  $79,235


Pari-mutuel wagering on simulcasting

  Import simulcasting from other
   Pennsylvania racetracks                 6,255      6,860     17,704   22,018

  Import simulcasting from out of
   Pennsylvania racetracks                35,189     30,998    105,191   84,646

  Export simulcasting to out of
   Pennsylvania wagering facilities       24,440     14,913     84,228   48,327
                                          ------    -------     ------   ------


                                          65,884     52,771    207,123  154,991
                                          ------    -------    -------  -------

Total pari-mutuel wagering               $88,979    $79,634   $276,323 $234,226
                                         =======    =======   ======== ========


                 PENN NATIONAL GAMING , INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.    Commitments

      The Company has a $4,200,000 credit facility with a commercial bank. The facility provides for a working capital line of credit in the amount of $2,500,000 at various interest rates and a letter of credit facility for $1,700,000. The credit facility is unsecured and contains typical financial covenants such as tangible net worth, debt to tangible net worth and debt coverage ratio. At September 30, 1996, the Company was contingently obligated under the letter of credit facility with face amounts aggregating $1,436,000. The $1,436,000 consists of $1,336,000 relating to the horsemen's account balances and $100,000 for Pennsylvania pari-mutuel taxes. All letters of credit expire December 31, 1996.

      In February 1996, the Company entered into an agreement to purchase land for its proposed Williamsport OTW facility. The agreement provides for a purchase price of $555,000 and is subject to numerous contingencies including approval form the Pennsylvania State Horse Racing Commission. On May 22, 1996 the Company received Phase I approval from the Pennsylvania State Horse Racing Commission for the Williamsport OTW facility.

      On February 26, 1996, the Company entered into a joint venture agreement with Bryant Development Company, the holder of an option to purchase the Charles Town Race Track in Jefferson County, West Virginia for a purchase price of $18 million. In connection with the joint venture agreement, Bryant assigned the option to the joint venture. The Company holds an 80% interest in the joint venture with Bryant Development holding the remainder. In November 1996 the joint venture entered into an amended and restated option agreement with respect to the Charles Town Race track subject to substantially the same economic terms and conditions as the original option. On November 5, 1996, the voters of Jefferson County, West Virginia approved a referendum permitting installation of video lottery terminals at the Charles Town Race Track, and thereafter, the joint venture exercised its option to purchase Charles Town Race Track. The Company intends to fund its 80% interest in the joint venture operations through additional borrowing and the Company's available working capital.

      In March 1996, the Company took an assignment of an agreement to purchase land for its proposed Downingtown OTW facility. The agreement provides for a purchase price of $1,696,000, is subject to numerous contingencies including approval from the Pennsylvania State Horse Racing Commission, and expired by its terms on July 31, 1996. The Company submitted an application to the Pennsylvania State Horse Racing Commission for approval of the Downingtown OTW facility, but such application has not yet been approved. On July 31, 1996, Penn National extended its right to purchase the property for another six months.

                 PENN NATIONAL GAMING , INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      On September 13, 1996, the Company entered into a definite agreement to acquire the assets of Pocono Downs, Inc., the owner of the Pocono Downs standardbred horse racing facility and two off-track wagering (OTW) facilities for $47 million. The company intends to finance the acquisition with cash on hand and bank debt. Settlement for the acquisition is expected to occur on or before November 30, 1996.

      On September 24, 1996, the Company entered into a second agreement to purchase land for its proposed Downingtown OTW facility. The agreement provides for a purchase price of $1,400,000 and is subject to numerous contingencies including approval from the Pennsylvania State Horse Racing Commission. As of November 13, 1996, the Company has not amended its Downingtown application for this new proposed location.

4.    Supplemental Disclosures of Cash Flow Information

      Cash paid during the nine months ended September 30, 1996 and 1995 for interest was $44,000 and $55,000 respectively.

      Cash paid during the nine months ended September 30, 1996 and 1995 for income taxes was $3,196,000 and $2,475,000 respectively.

5.          Notes Receivable

      On May 13, 1996, the Company loaned $400,000 to a unrelated company in Downingtown. The note bears at a rate of 10% per annum and matures on May 13, 1997.

      Effective June 4, 1996, the joint venture entered into a Loan and Security Agreement with Charles Town Races, Inc. The Loan and Security Agreement provides for a working capital line of credit in the amount of $1,250,000 and will reduce the purchase price under the option by $1.60 for each dollar borrowed. As of November 13, 1996, Charles Town Races, Inc. borrowed $1,155,000 of the available credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Three months ended September 30, 1996 compared to three months ended September 30, 1995

      Total revenue increased by approximately $440,000 or 2.9% from $15.4 million for the three months ended September 30, 1995 to $15.9 million for the three months ended September 30, 1996. The increase was attributable to an increase in import and export simulcasting revenues, offset in part by a decrease in pari-mutuel revenues on Penn National races, and to the opening of the Lancaster OTW facility on July 11, 1996. The increase in export simulcasting revenues of $259,000 or 58% from $445,000 to $704,000 resulted from the Company's races being broadcast to additional out-of-state locations. The decrease in pari-mutuel revenues on Penn National races was due to increased import simulcasting revenue from wagering on other race tracks at Penn National facilities. For the quarter, Penn National scheduled and ran 52 live race days in 1996 and 1995.

      Total operating expenses increased by approximately $393,000 or 3.1%from $13.1 million for the three months ended September 30, 1995 to $13.5 million for the three months ended September 30, 1996. The increase in operating expenses resulted from an increase in purses, stakes and trophies, pari-mutuel taxes, and simulcast expenses resulting from an increase in revenue from import simulcasting and three months of operating expenses for the Lancaster OTW facility.

      Income from operations increased by approximately $47,000 or 2.0% from $2.32 million to $2.37 million due to the factors described above.

      Net income from operations increased by approximately $46,000 or 3.3% from $1,399,000 for the three months ended September 30, 1995 to $1,445,000 for the three months ended September 30, 1996. Income tax expense increased from $963,000 to $992,000 due to the increase in income for the period.

Three months ended September 30, 1995 compared to three months ended September 30, 1994.

      Total revenues increased by approximately $2.4 million or 18.8% from $13.0 million to $15.4 million in the three months ended September 30, 1995. The increase was attributable to an increase in import and export simulcasting revenue, admissions, programs and other racing revenues and concession revenues, offset by a decrease in pari-mutuel revenues on Penn National races. The increase in import simulcasting revenues, admissions, programs and other racing revenues was mainly attributable to the opening of the York OTW facility in March 1995. The increase in export simulcasting resulted from the Company's races being broadcast to additional out-of-state locations. The decrease in pari-mutuel revenues on Penn National races was a result of the Company scheduling less race days in the three months ended September 30, 1995, partially offset by the opening of the York OTW facility.

      Total operating expenses increased by approximately $1.8 million or 16.0% from $11.3 million to $13.1 million in the three months, ended September 30, 1995. The increase was primarily due to the opening of the York OTW facility in March 1995, and an increase in corporate overhead due to a number of factors including the following, expansion of the Company's Wyomissing office, certain expenses relating to the Company being public and payment of severance compensation to the Company's former president. This was offset by a decrease in simulcast expenses because of a decrease in wagering on Penn National races at other Pennsylvania race tracks.

      Income from operations increased by approximately $631,000 or 37.3% from $1.7 million to $2.3 million in the three months ended September 30, 1995, reflecting the factors described above.

      Net income increased by $414,000 or 42% from $985,000 to $1.4 million for the three months ended September 30, 1995 due to the factors described above.


Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

      Total revenue increased by approximately $2.6 million or 5.9% from $43.9 million for the nine months ended September 30, 1995 to $46.5 million for the nine months ended September 30, 1996. The increase was attributable to an increase in import and export simulcasting revenues, offset in part by a decrease in pari-mutuel revenues on Penn National races. Revenues also increased due to the opening of the Lancaster OTW facility on July 11, 1996. The increase in export simulcasting revenues of $1.0 million or 71.2% from $1.5 million to $2.5 million resulted from the Company's races being broadcast to additional out-of-state locations. The decrease in pari-mutuel revenues on Penn National races was due to increased import simulcasting revenue from wagering on other race tracks at Penn National facilities. For the nine month period in 1996, Penn National was scheduled to run 165 live race days but canceled 11 days in the first quarter due to weather. In the comparable period in 1995, Penn National ran 154 live race days.

      Total operating expenses increased by approximately $1.7 million or 4.9% from $37.5 million for the nine months ended September 30, 1995 to $39.2 million for the nine months ended September 30, 1996. The increase in operating expenses resulted from an increase in purses, stakes and trophies, pari-mutuel taxes, and simulcast expenses resulting from an increase in revenue from import simulcasting, nine months of operating expenses for the York OTW facility in 1996 compared to six months of expenses in 1995, and three months of operating expenses for the new Lancaster OTW facility.

      Income from operations increased by approximately $0.9 million or 13.5% from $6.4 million to $7.2 million due to the factors described above.

      Net income from operations increased by approximately $561,000 or 14.6% from $3,845,000 for the nine months ended September 30, 1995 to $4,406,000 for the nine months ended September 30, 1996. Income tax expense increased from $2,680,000 to $3,016,000 due to the increase in income for the period.

Nine months ended September 30, 1995, compared to nine months ended September 30, 1994.

      Total revenues increased by approximately $10.3 million or 30.6% from $33.6 million to $43.9 million in the nine months ended September 30, 1995. The increase was attributable to an increase in import and export simulcasting revenues, admissions, programs and other racing revenues, and concession revenues. The increase in revenues primarily resulted from the opening of the Chambersburg and York OTW facilities in April, 1994 and March, 1995, respectively, and an increase of approximately $589,000 or 68.6% from $858,000 to $1.5 million in export simulcasting revenues due to the Company's races being broadcast to additional out-of-state locations. This was offset by a decrease in pari-mutuel revenues on Penn National's races due to a decrease in number of live race days in 1995.

      Total operating expenses increased by approximately $6.9 million or 22.6% from $30.6 million to $37.5 million in the nine months ended September 30, 1995. The increase, which was in substantially all categories of operating expenses was caused primarily by the opening of the Chambersburg and York OTW facilities in April, 1994 and March, 1995, respectively and an increase in corporate overhead due to a number of factors including the following, expansion of the Company's Wyomissing office, certain expenses relating to the Company being public and payment of severance compensation to the Company's former president. The decrease in management fees was a result of the management fees being discontinued when the Company completed the May, 1994 initial public offering.

      Income from operations increased by approximately $3.4 million or 112.9% from $3.0 million to $6.4 million in the nine months ended September 30, 1995, reflecting the factors described above.

      Net income increased by approximately $2.1 million or 119.3% from $1.7 million to $3.8 million in the nine months ended September 30,1995 due to the factors described above. Income tax expenses increased from $755,000 to $2.7 million which was attributable to the increase in income for the period.

Liquidity and Capital Resources

      Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations and borrowing from banks and related parties. During the nine months ended September 30, 1996, the Company's cash position decreased by approximately $1.9 million from $7.5 million at December 31, 1995 to $5.6 million as a result of expenditures for improvements and equipment at the race track, construction of the Lancaster OTW facility, the start of construction for the Williamsport OTW facility, and prepaid acquisition costs.

      Net cash provided from operating activities totaled approximately $4.5 million for the nine months ended September 30, 1996 of which $5.3 million came from net income and non-cash expenses.

      Cash flows used in investing activities totaled approximately $7.8 million. Capital expenditures totaled $4.8 million for improvements and equipment at the race track, the construction of the Lancaster OTW facility, and the start of construction for the Williamsport facility. Prepaid acquisition costs totaled $1.9 million for Charles Town Race Track and $1.1 million for Pocono Downs.

      Cash flows from financing activities totaled approximately $1,486,000 from the exercise of warrants and the issuance of 192,645 shares of common stock.

      The Company has a $4,200,000 credit facility with a commercial bank. The facility provides for a working capital line of credit in the amount of $2,500,000 at various interest rates and a letter of credit facility for $1,700,000. The credit facility is unsecured and contains typical financial covenants such as tangible net worth, debt to tangible net worth and debt coverage ratio. At September 30, 1996, the Company was contingently obligated under the letter of credit facility with face amounts aggregating $1,436,000. The $1,436,000 consists of $1,336,000 relating to the horsemen's account balances and $100,000 for Pennsylvania pari-mutuel taxes. All letters of credit expire December 31, 1996.

      On February 26, 1996, construction began on the Lancaster OTW facility. The construction costs totaled approximately $2.4 million and were funded from the Company's cash reserves. The Lancaster OTW facility opened July 11,1996.

      On February 26, 1996, the Company entered into a joint venture agreement with Bryant Development Company, the holder of an option to purchase the Charles Town Race Track in Jefferson County, West Virginia for a purchase price of $18 million. In connection wi h the joint venture agreement, Bryant assigned the option to the joint venture. The Company holds an 80% interest in the joint venture with Bryant Development holding the remainder. In November 1996 the joint venture entered into an amended and restated option agreement with respect to the track subject to substantially the same economic terms and conditions. On November 5, 1996, the voters of Jefferson County, West Virginia approved a referendum permitting installation of video lottery terminals at the Charles Town Race Track, and thereafter, the joint venture exercised its option to purchase Charles Town Race Track. The Company intends to fund its 80% interest in the joint venture operations through additional borrowing and the Company's available working capital.

      Effective June 4, 1996, the joint venture entered into a Loan and Security Agreement with Charles Town Races, Inc. The Loan and Security Agreement provides for a working capital line of credit in the amount of $1,250,000 and will reduce the purchase price under the option by $1.60 for each dollar borrowed. As of November 13, 1996, Charles Town Races, Inc. borrowed $1,155,000 of the available credit.

 On May 13, 1996, the Company loaned $400,000 to a unrelated company in Downingtown. The note bears at a rate of 10% per annum and matures on May 13, 1997.

      On September 13, 1996, the Company entered into a definite agreement to acquire the assets of Pocono Downs, Inc., the owner of the Pocono Downs standardbred horse racing facility and two off-track wagering (OTW) facilities for $47 million. The company intends to finance the acquisition with cash on hand and bank debt. Settlement for the acquisition is expected to occur on or before November 30, 1996.

      On October 24, 1996, the Company received a loan commitment from a commercial bank for $75 million to finance the Pocono Downs acquisition and the Company's share of the option exercise price for the purchase and subsequent renovation of Charles Town Race Track. The loan contemplated by the commitment will be structured as follows: ( i ) an amortizing $47.0 million term loan for the purchase of Pocono Downs, ( ii ) an amortizing $23.0 million term loan for the purchase and renovation of Charles Town Race Track, and ( iii ) a $5.0 million working capital revolver which includes a letter of credit facility of $3.0 million. The commitment provides for various interest rates and will contain numerous financial and other covenants.

      The  Company   believes  that  the  cash  on  hand,  cash  generated  from operations, and the above credit facilities will be sufficient to fund its anticipated future cash requirements.

Part II.  Other Information

Item 1.  Legal Proceedings

      None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

      10.53 Agreement dated September 24, 1996 between the Company and Fred
            V. Schubert to purchase land for the Company's Downingtown OTW..

      10.54 Purchase Agreement dated September 13, 1996 between the Company and the Estate of Joseph B. Banks for the purchase of Pocono Downs Race Track and two OTW facilities.

      10.55 Loan Commitment Letter dated October 15, 1996 between the Company and Bankers Trust Company.

      10.56 Amended and Restated option agreement dated as of February 17, 1995 between PNGI Charles Town Gaming Limited Liability Company (The Joint Venture) and Charles Town Racing Limited Partnership and Charles Town Races, Inc..

(b)    Current reports on Form 8-K

      None

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Penn National Gaming, Inc.

By: /s/ Robert S. Ippolito
Robert S. Ippolito Chief Financial Officer ,Secretary/Treasurer

Date: November 13, 1996

                                  EXHIBIT INDEX

Exhibit Nos.                 Description of
Exhibits                                                              Page No.

 10.53 Agreement dated September 24, 1996 between the Company and Fred V. Schubert to purchase land for the Company's
        Downingtown OTW.

 10.54 Purchase Agreement dated September 13, 1996 between the Company and the Estate of Joseph B. Banks for the purchase of Pocono Downs Race Track and two related
        OTW facilities.

 10.55 Loan Commitment Letter dated October 15, 1996 between the Company and Bankers Trust Company.

 10.56 Amended and Restated option agreement dated as of February 17, 1995 between the PNGI Charles Town Gaming Limited Liability Company (The joint venture) and Charles Town Racing Limited Partnership and Charles Town Races, Inc.