Form 10-K
period 1996-12-31
PENN NATIONAL GAMING INC
filed 1997-03-28
CIK 921738

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                             -----------------
                                       OR

           |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-24206

                           PENN NATIONAL GAMING, INC.

             (Exact name of registrant as specified in its charter)



              PENNSYLVANIA                                23-2234473
      -------------------------------                   ----------------
      (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


          Wyomissing Professional Center
          825 Berkshire Blvd., Suite 203
            Wyomissing, Pennsylvania                         19610
     ----------------------------------------               --------
     (Address of principal executive offices)               Zip Code



         Registrant's telephone number, including area code 610-373-2400

           Securities registered pursuant to Section 12(b)of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:

                                                      Name of Each Exchange
       Title of Each Class                              on Which Registered
--------------------------------------------------------------------------------
Common stock par value .01 per share                   NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    -----
================================================================================

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes         No    X
                 -------    --------

               Aggregate market value of the voting stock held by
              nonaffiliates of the Registrant as of March 18, 1997
                         was approximately $134,012,320.

 Number of Shares of Common Stock outstanding as of March 18, 1997 - 15,109,040

                       Documents Incorporated by Reference
                       -----------------------------------

Registrants Definitive Proxy Statement with respect to annual meeting of Shareholders to be held on April 30, 1997.

This Annual Report contains forward-looking statements that inherently involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in this Annual Report. References to "Penn National Gaming" or the "Company" include Penn National Gaming, Inc. and its subsidiaries.

                                     PART I

ITEM 1    BUSINESS

GENERAL

Penn National Gaming, which began operations in 1972, operates the largest number of pari-mutuel wagering locations in Pennsylvania. The Company provides pari-mutuel wagering opportunities on both live and simulcast thoroughbred and harness horse races at two racetracks and seven Off-Track Wagering Facilities ("OTWs") located principally in Eastern and Central Pennsylvania. Prior to the consummation of the Acquisitions (as described below), the Company owned and operated Penn National Race Course located outside Harrisburg, Pennsylvania (the "Thoroughbred Track") and four OTWs located in Chambersburg, Lancaster, Reading and York, Pennsylvania. On November 27, 1996, the Company consummated the Pocono Downs Acquisition, and as a result acquired Pocono Downs Race Track located outside Wilkes-Barre, Pennsylvania (the "Harness Track") and two OTWs in Allentown and Erie, Pennsylvania. The Company now operates one of the two thoroughbred tracks in Pennsylvania and one of the two harness tracks in Pennsylvania. On February 13, 1997, the Company opened a seventh OTW in Williamsport, Pennsylvania. The Company intends to develop four additional OTWs that have been allocated to it under Pennsylvania law, after which it would operate a total of 11 of the 23 OTWs currently authorized in Pennsylvania.

Following the consummation of the Charles Town Acquisition on January 15, 1997, the Company operates, and has reached an agreement with its joint venture partner to hold an 89% interest in, Charles Town Races, a thoroughbred horse racing facility located in Jefferson County, West Virginia. The Charles Town Facility is approximately a 60-minute drive from Baltimore, Maryland and approximately a 70-minute drive from Washington, D.C. After refurbishment, the Company expects to reopen Charles Town Races as an entertainment complex (the "Charles Town Facility") that will feature live racing, dining, simulcast wagering and video gaming machines ("Gaming Machines"). On November 5, 1996, Jefferson County approved a referendum permitting the installation of Gaming Machines at the Charles Town Facility. Approval for the installation of 400 Gaming Machines has been applied for and is expected to be obtained from the West Virginia Lottery Commission in the Spring of 1997. The Company expects that these machines will be installed and operational in mid-1997. The installation of additional Gaming Machines at the Charles Town Facility is subject to approval by the West Virginia Lottery Commission after application and a public hearing. The Company anticipates that the Charles Town Joint Venture will apply for approval of the installation and operation of a total of 1,000 Gaming Machines within the first year after the opening of the Charles Town Facility.

The Company conducts pari-mutuel wagering at all of its locations on thoroughbred and harness races run at its own tracks ("Company Races") and on thoroughbred and harness races import simulcast from other racetracks ("import simulcasting"). The Company also simulcasts company races for wagering at other racetracks and OTWs in Pennsylvania and at other locations throughout the United States ("export simulcasting"). The Company's customers can also wager on Company Races and on races import simulcast from other racetracks through the Company's telephone account betting network ("Telebet").


INDUSTRY OVERVIEW

Pari-mutuel wagering on thoroughbred or harness racing is pooled wagering, in which a totalisator system totals the amounts wagered and adjusts the payouts to reflect the relative amounts bet on different horses and various possible outcomes. A portion of the pooled wagers is retained by the wagering facility, a portion is paid to the applicable regulatory or taxing authorities, and a portion is distributed to the track's horsemen in the form of "purses" which encourage owners and trainers to enter their horses in that track's live races. The balance of the pooled wagers is paid out to bettors as winnings in accordance with the payoffs determined by the totalisator system. Pari-mutuel wagering is currently authorized in more than 40 states in the United States, all provinces in Canada and approximately 100 other countries around the world.

Gaming and wagering companies such as the Company that focus on pari-mutuel horse race wagering derive revenue through wagers placed at their own tracks, at their OTWs and on their own races at the tracks and OTWs of others. While some states, such as New York, operate off-track betting locations that are independent of racetracks, in other states (including Pennsylvania) racetrack ownership and operation is typically a precondition to OTW ownership and operation. A racetrack in such a state, then, is akin to an "admission ticket" to the OTW business.

Over the past several years, attendance at live racing has generally declined. Prior to the inception of OTWs, declining live racing attendance at a track translated directly into lower purses at that track. As the size of the purses declined, the quality of live racing at the track would suffer, leading in turn to further reductions in attendance. The Company believes that increased contributions to the purse pool from wagers placed at OTWs affiliated with racetracks have significantly offset the effects of declining live racing attendance on race quality, and thereby improved the marketability of many tracks' export simulcast products. Indeed, despite declining live racing attendance, total pari-mutuel wagering on horse races in the United States has remained relatively constant in recent years, increasing slightly from approximately $14.1 billion in 1992 to approximately $14.6 billion in 1995, according to the Association of Racing Commissioners International, Inc.; an increase in simulcast, inter-track, off-track and telephone wagering from approximately $7.0 billion to approximately $10.1 billion during that period has offset declining wagering at tracks on live races. Moreover, a number of states have recently begun to authorize the installation of slot machines, video lottery terminals or other gaming machines at live racing venues such as thoroughbred horse tracks, harness tracks and dog tracks. The revenue from these gaming opportunities and from the higher volume of wagers placed at these venues has not only increased total revenues for the tracks at which they are installed, but has generally further increased purse size and thereby resulted in higher quality races that can command higher simulcast revenues. Given that many pari-mutuel wagering companies, such as the Company, face the necessary precondition of conducting live racing operations as their entree into the industry, the Company believes that its opportunities for success can be maximized through OTW operations, import simulcasting and export simulcasting and the operation of Gaming Machines, to the extent permitted.

STRATEGY

The Company intends to be a leading participant in the wagering industry by capitalizing upon its horse racing expertise and its numerous wagering locations. The Company's strategy is to focus on:

       Opening Additional OTWs

The Company intends to expand its operations and increase its OTW revenues by opening the four additional OTWs consistent with this strategy which it has been allocated under the Pennsylvania Race Horse Industry Reform Act (the "Pennsylvania Racing Act"). On February 13, 1997, the Company opened an additional OTW in Williamsport, Pennsylvania, and has applied for approval of and is evaluating possible sites for an OTW in Downingtown, Pennsylvania. The Company expects to move expeditiously to select appropriate locations, apply for and obtain regulatory approvals and open its three remaining allocated OTWs in Pennsylvania. In addition, the Company will consider opening OTWs in other states to the extent that market conditions and the regulatory environment may present opportunities for it to leverage its OTW operating experience. West Virginia law currently does not permit the operation of OTWs.

       Developing the Charles Town Facility and Operating Gaming Machines

The Company intends to refurbish the Charles Town Facility and reopen it as an entertainment complex integrating Gaming Machines with the Company's core business strengths of live racing and simulcast wagering. The refurbishment will include the renovation of the Charles Town Facility's thoroughbred track and barns, the remodeling of its clubhouse and dining facilities and the initial installation of 400 Gaming Machines; the cost of purchasing or leasing the Gaming Machines is not included in the $16.0 million estimated cost of the refurbishment. The installation of the initial 400 Gaming Machines and any additional Gaming Machines at the Charles Town Facility is subject to the approval of the West Virginia Lottery Commission after application and a public hearing. The Company has applied for, but has not yet obtained, approval for the installation of the initial 400 Gaming Machines and anticipates that it will apply for approval of the installation and operation of a total of 1,000 Gaming Machines within the first year after the opening of the Charles Town Facility. The Company expects that increased revenues at the Charles Town Facility from live and simulcast wagering and from Gaming Machines will result in significantly higher purse sizes and in a corresponding improvement in both the quality of live races and their marketability as an export simulcast product. In addition, the Company intends to explore opportunities to provide additional forms of entertainment at land adjacent to the Charles Town Facility to attract additional patrons.

      Maintaining Quality Import Simulcasting and Increasing Export Simulcasting

The Company intends to maintain the quality of import simulcast races that it makes available for wagering by customers at its tracks and OTWs and to increase the volume of export simulcasting of Company Races for wagering at the facilities of others. The Company believes that by import simulcasting high quality races from nationally known racetracks it can increase the number of wagerers as well as the size of the average wager. Subject to applicable regulations, the Company also will seek to increase export simulcasting of races from the Thoroughbred Track and the Harness Track, and introduce export simulcasting from the refurbished Charles Town Facility, for wagering at out-of-state racetracks, OTWs, casinos and other gaming facilities, and to improve the quality of its export simulcast products by increasing purse sizes where practicable and to the fullest extent that changing laws and regulations may make possible. The Company believes that the minimal direct costs associated with export simulcasting make it a particularly desirable source of revenue.

       Exploring Other Gaming Opportunities

The Company intends to continue identifying strategic opportunities in the pari-mutuel wagering and gaming industry which complement the Company's core operations and leverage its pari-mutuel management and operating strengths. The Company intends to explore other opportunities to capitalize on any changes in gaming legislation in Pennsylvania, West Virginia and other states, including legislation relating to Gaming Machines and riverboat gaming. In December 1995, the Company agreed in principle with an unrelated party to form a joint venture to develop, manage and operate pari-mutuel racing facilities in a state other than Pennsylvania or West Virginia, and will seek further such opportunities as they may present themselves. Moreover, the Company is also closely monitoring possible legislation to authorize Gaming Machines in Pennsylvania.

ACQUISITIONS

       Pocono Downs Acquisition

On November 27, 1996, the Company acquired (the "Pocono Downs Acquisition") all of the capital stock of the Plains Company and all of the limited partnership interests in The Plains Company's affiliated entities (together, "Pocono Downs") for an aggregate purchase price of $48.2 million plus approximately $730,000 in acquisition-related fees and expenses. In addition, pursuant to the terms of the purchase agreement, the Company will be required to pay the sellers of Pocono Downs an additional $10.0 million if, within five years after the consummation of the Pocono Downs Acquisition, Pennsylvania authorizes any additional forms of gaming in which the Company may participate. The $10.0 million payment would be payable in annual installments of $2.0 million for five years, beginning on the date that the Company first offers such additional forms of gaming.

Pocono Downs conducts harness racing at the Harness Track located outside Wilkes-Barre, Pennsylvania, export simulcasting of Harness Track races to locations throughout the United States, pari-mutuel wagering at the Harness Track and at OTWs in Allentown and Erie, Pennsylvania on Pocono Downs races and on import simulcast races from other racetracks and telephone account wagering on live and import simulcast races.

       Charles Town Acquisition

On January 15, 1997, a joint venture (the "Charles Town Joint Venture") in which the Company will hold an 89% ownership interest, acquired (the "Charles Town Acquisition") substantially all of the assets of Charles Town Racing Limited Partnership and Charles Town Races, Inc. (together "Charles Town") relating to the Charles Town Facility for an aggregate net purchase price of approximately $16.5 million plus approximately $1.6 million in acquisition-related fees and expenses. The Charles Town Facility conducts live thoroughbred horse racing, on-site pari-mutuel wagering on live races run at the Charles Town Facility and wagering on import simulcast races. The Company expects to refurbish the Charles Town Facility as an entertainment complex that will feature live racing, dining, simulcast wagering and, in mid-1997, upon completion of the interior refurbishment, 400 Gaming Machines. The estimated cost of the refurbishment, exclusive of the cost of the purchase or lease of the Gaming Machines, is approximately $16.0 million. Pursuant to the original operating agreement governing the Charles Town Joint Venture, the Company obtained an 80% ownership interest in the Charles Town Joint Venture and was obligated to contribute 80% of the purchase price of the Charles Town Acquisition and 80% of the cost of refurbishing the Charles Town Facility. In fact, the Company contributed 100% of the purchase price of the Charles Town Acquisition and expects to contribute 100% of the cost of refurbishing the Charles Town Facility. The Company has reached an agreement with its joint venture partner, Bryant Development Company ("Bryant") pursuant to which the parties will amend the operating agreement to increase the Company's ownership interest in the Charles Town Joint Venture to 89% and decrease Bryant's interest to 11%. In addition, the amendment will provide that the entire amount the Company has contributed, and will contribute, to the Charles Town Joint Venture for the acquisition and refurbishment of the Charles Town Facility would be treated, as between the parties, as a loan to the Charles Town Joint Venture from the Company. The proposed changes in the ownership of the Charles Town Joint Venture are subject to the review of applicable West Virginia racing and lottery regulatory authorities.

The Charles Town Joint Venture acquired its option to purchase the Charles Town Facility from Bryant; Bryant, in turn, acquired the option from Showboat Operating Company ("Showboat"). Showboat retained an option (the "Showboat Option") to operate any casino at the Charles Town Facility in return for a management fee (to be negotiated at the time, based on rates payable for similar properties). Showboat has also retained a right of first refusal to purchase or lease the site of any casino at the Charles Town Facility proposed to be leased or sold and to purchase any interest proposed to be sold in any such casino (on the same terms offered by a third party or otherwise negotiated with the Charles Town Joint Venture). The rights retained by Showboat extend for a period of five years from the date that the Charles Town Joint Venture exercises its option to purchase the Charles Town Facility and expire thereafter unless legislation to permit casino gaming at the Charles Town Facility has been adopted prior to the end of the five-year period. If such legislation has been adopted prior to such time, then the rights of Showboat continue for a reasonable time (not less than 24 months) to permit completion of negotiations.

While the agreement with Showboat does not specify what activities at the Charles Town Facility would constitute operation of a casino, Showboat has agreed that the installation and operation of video lottery terminals (like the Gaming Machines the Company intends to install) at the Charles Town Facility's race track would not trigger the Showboat Option. If West Virginia law were to permit casino gaming at the Charles Town Facility and if Showboat were to exercise the Showboat Option, the Company would be required to pay a management fee to Showboat for the operation of the casino.

RACING AND WAGERING OPERATIONS

The Company's revenues are derived from: (i) wagering on Company Races at Company facilities; (ii) wagering on non-Company Races import simulcast to Company facilities; (iii) fees from wagering on export simulcasting of Company Races to non-Company wagering venues; (iv) admissions, program sales and certain other ancillary activities; and (v) food and beverage sales and concessions.

The following table summarizes certain key operating statistics for the Company's pari-mutuel operations related to the Thoroughbred Track and its OTWs for the year ended December 31:

                                                     1996             1995             1994             1993             1992
                                                     ----             ----             ----             ----             ----

Number of live racing days ..............              206              204              219              238              247
Paid attendance:
   At the Thoroughbred Track ............          370,898          430,128          485,224          548,085          619,359
   At the OTWs ..........................          678,012          621,675          363,258          251,540          166,210
                                              ------------     ------------     ------------     ------------     ------------

Total paid attendance (1) ...............        1,048,910        1,051,803          848,482          799,625          785,569
                                              ------------     ------------     ------------     ------------     ------------

Wagering on Penn National races (2):
   At the Thoroughbred Track ............     $ 29,991,365     $ 36,833,992     $ 44,650,714     $ 53,558,980     $ 62,661,360
   At the  OTWs .........................       19,895,385       19,876,199       11,572,987       10,503,690        8,246,778
   Telebet ..............................        3,609,549        4,047,377        4,483,324        6,790,381        7,733,190
   Simulcasts to Other PA Facilities ....       35,831,807       41,387,765       50,540,159       68,085,883       74,690,435
   Export simulcasting ..................      112,870,310       72,251,622       40,337,450       12,745,934       10,201,902
                                              ------------     ------------     ------------     ------------     ------------

Total wagers on Penn National
   races ................................      202,198,416      174,396,955      151,584,634      151,684,868      163,533,665
                                              ------------     ------------     ------------     ------------     ------------

Wagering by Simulcast on
 Non-Penn National races (2):
   At the Thoroughbred Track ............       45,716,269       48,826,682       47,247,589       33,925,635       29,576,594
   At the OTWs ..........................      111,151,944       89,438,659       42,730,084       23,013,876       12,582,339
   Telebet ..............................        4,813,546        4,233,532        3,483,500        1,312,904             --
                                              ------------     ------------     ------------     ------------     ------------

Total wagers on non-Penn
   National races .......................      161,681,759      142,498,873       93,461,173       58,252,415       42,158,933
                                              ------------     ------------     ------------     ------------     ------------

Total wagers on Penn National and
   non-Penn National races ..............     $363,880,175     $316,895,828     $245,045,807     $209,937,283     $205,692,598
                                              ============     ============     ============     ============     ============


Average daily purses
      Penn National races ...............     $     62,328     $     57,897           48,560     $     40,834     $     38,746

Gross margin from wagering (3):
      Wagering on Penn National races ...     $  8,444,000     $  8,513,000     $  8,313,000     $  8,850,000     $  9,711,000
      Wagering on non-Penn National races       19,511,000       16,121,000        9,650,000        6,496,000        4,838,000
 .........................................     ------------     ------------     ------------     ------------     ------------


Total gross margin from wagering ........     $ 27,955,000     $ 24,915,000     $ 17,963,000     $ 15,346,000     $ 14,549,000
                                              ============     ============     ============     ============     ============


(1) Does not reflect attendance at the Thoroughbred Track for wagering on simulcasts when live racing is not conducted, but does reflect attendance at the Reading, Chambersburg, York and Lancaster OTWs, which opened in May 1992, April 1994, March 1995, and July 1996, respectively.

(2) Wagering on certain imported stakes races is included in Wagering on Penn National races.

(3) Amounts equal total pari-mutuel revenues, less purses paid to the Thoroughbred Horsemen, taxes payable to Pennsylvania and simulcast commissions or host track fees paid to other racetracks.

The following table summarizes certain key operating statistics for the operations related to the Harness Track and its OTWs for the year ended December 31:

                                                   1996              1995              1994              1993              1992
                                                  -----              ----              ----              ----              ----
Number of live racing days: ..........               135               135               143               147               149

Paid attendance:
   At the Harness Track ..............           377,830           242,870           253,521           211,629           257,249
   At the OTWs .......................           384,935           388,858           404,192           272,237           141,108
                                            ------------      ------------      ------------      ------------      ------------

Total paid attendance (1) ............           762,765           631,728           657,713           483,866           398,357
                                            ------------      ------------      ------------      ------------      ------------

Wagering on Pocono Downs races (2):
   At the Harness Track ..............      $12, 184,677      $ 15,672,606      $ 17,758,559      $ 18,895,856      $ 21,327,604
   At the OTWs .......................         2,322,390         2,679,733         3,469,976         2,824,718         1,311,185
   Dial-a-Bet ........................         1,656,066              --                --                --                --
   Simulcasts to Other PA Facilities .         8,903,757        11,754,011        14,887,587        20,172,606        20,871,054
   Export simulcasting ...............        23,589,362        18,366,920        10,835,744              --                --
                                            ------------      ------------      ------------      ------------      ------------
Total wagers on Pocono Downs races ...      $ 48,656,252      $ 48,473,270      $ 46,951,866      $ 41,893,180      $ 43,509,843
                                            ------------      ------------      ------------      ------------      ------------

Wagering by Simulcast on Non-Pocono
   Downs races (2):
   At the Harness Track ..............        41,005,248        42,111,065        34,221,051        27,059,965        24,536,505
   At the OTWs .......................        81,093,251        83,138,883        75,610,285        38,757,490        17,049,662
   Dial-a-Bet ........................         3,853,539            75,066              --                --                --
                                            ------------      ------------      ------------      ------------      ------------

Total wagers on non-Pocono Downs
   races .............................      $125,952,038      $125,325,014      $109,831,336      $ 65,817,455      $ 41,586,167
                                            ------------      ------------      ------------      ------------      ------------
Total wagers on Pocono Downs and
   non-Pocono Downs races ............      $174,608,290      $173,798,284      $156,783,202      $107,710,635      $ 85,096,010
                                            ============      ============      ============      ============      ============

Average daily purses
   Pocono Downs races ................      $     42,313      $     42,314      $     35,790      $     26,022      $     22,448

Gross margin from wagering (3) .......      $ 17,804,998      $ 17,838,231      $ 16,652,676      $ 10,918,491      $  8,100,860
                                            ============      ============      ============      ============      ============


(1) Does not reflect attendance for the years 1992 thru 1995 at the Harness Track for wagering on simulcasts when live racing is not conducted, but does reflect attendance at the Erie and Allentown OTWs, which opened in May 1991 and July 1993, respectively. The Company's Consolidated results of Operations include the Harness Track and Pocono OTWs operations from November 28, 1996.

(2) Wagering on certain imported stakes races is included in Wagering on Pocono Downs races.

(3) Amounts equal total pari-mutuel revenues, less purses paid to the Harness Horsemen, taxes payable to Pennsylvania and simulcast commissions or host track fees paid to other racetracks.

The following table summarizes the Company's operations and facilities:


                                                          TRACKS

FACILITY                  LOCATION               DATE OPENED/STATUS                   OPERATIONS CONDUCTED
--------                  --------               ------------------                   --------------------
Penn National Race       Grantville, PA          Constructed in 1972; operated by     Live thoroughbred racing;
Course                                           Penn National since 1972             simulcast wagering; dining;
                                                                                      telephone account wagering

Pocono Downs             Plains Township, PA     Constructed in 1965; operated by     Live harness racing; simulcast
Racetrack                                        Penn National since November 28,     wagering; dining; telephone
                                                 1996                                 account wagering

Charles Town Races       Charles Town, WV        Constructed in 1933; acquired by     When reopened: live thoroughbred
                                                 Charles Town Joint Venture on        racing; simulcast wagering;
                                                 January 15, 1997; to be              dining; Gaming Machines (applied for)
                                                 refurbished in 1997


                                                         OTWs (1)

                                                                                SIZE                HISTORICAL
FACILITY                  LOCATION                DATE OPENED/STATUS         (SQ. FT.)       COST (2)     LICENSEE
--------                  --------                ---- -------------         ---- ----       ---- ---     --------

Allentown                Allentown, PA           Opened July 1993             28,500        $5,207,000    Pocono Downs
Chambersburg             Chambersburg, PA        Opened April 1994            12,500         1,500,000    Penn National
Erie                     Erie, PA                Opened May 1991              22,500         3,575,000    Pocono Downs
Lancaster                Lancaster, PA           Opened July 1996             24,000         2,700,000    Penn National
Reading                  Reading, PA             Opened May 1992              22,500         2,100,000    Penn National
York                     York, PA                Opened March 1995            25,000         2,200,000    Penn National
Williamsport             Williamsport, PA        Opened February 1997         14,000         3,000,000    Penn National
                                                                                            (estimated)
Downingtown              Downingtown, PA         Proposed                     20,000         4,000,000    Penn National
                                                                          (estimated)       (estimated)

----------

(1) This table does not include three additional Pennsylvania OTWs which the Company is authorized to operate under Pennsylvania law.

(2) Consists of construction costs, equipment and, for owned properties, the cost of land and building.

       Live Racing

The Company has conducted live racing at the Thoroughbred Track since 1972, and has held at least 204 days of live racing at that facility in each of the last five years. The Thoroughbred Track is one of only two thoroughbred racetracks in Pennsylvania. Although other regional racetracks offer nighttime thoroughbred racing, the Thoroughbred Track is the only racetrack in the Eastern time zone conducting year-round nighttime thoroughbred horse racing, which the Company believes increases its opportunities to export simulcast its races during periods in which other racetracks are not conducting live racing. Post time at the Thoroughbred Track is 7:30 p.m. on Wednesdays, Fridays and Saturdays, and 1:30 p.m. on Sundays and holidays.

The Pocono Downs Acquisition was consummated following the last day of racing at the Harness Track for the 1996 season. The Company expects to resume live racing at the Harness Track in April 1997 and plans to conduct 135 days of live harness racing at the facility in the 1997 season. Post time at the Harness Track is expected to be 7:30 p.m.

The Charles Town Facility is currently closed. The Company has received preliminary approval for, and plans to conduct, 159 days of thoroughbred racing at the facility in the 1997 season following the reopening of the Charles Town Facility's racetrack (currently anticipated to be in May 1997). Post time at the Charles Town Facility is expected to be 7:30 p.m. on Fridays and Saturdays and 1:30 p.m. on Wednesdays and Sundays.

Revenues from Company Races consist of the total amount wagered, less the amount paid as winning wagers. Of the amount not returned to bettors as winning wagers, a portion is paid to the state in which the track is located and the balance is divided between the Company and purses for the horsemen at that track. The Pennsylvania Racing Act specifies the maximum percentages of each dollar wagered on horse races in Pennsylvania which can be retained by the Company (prior to required payments to the Pennsylvania Horsemen and applicable taxing authorities). The percentages vary, based on the type of wager; the average percentage is approximately 20%. The balance of each dollar wagered must be paid out to the public as winning wagers. With the exception of revenues derived from wagers at the Thoroughbred Track or the Company's OTWs, the Company's revenues on each race are determined pursuant to such maximum percentage and agreements with the other racetracks and OTWs at which wagering is taking place. Amounts payable to the Pennsylvania Horsemen are determined under agreements with the Pennsylvania Horsemen and vary depending upon where the wagering is conducted and the racetrack at which such races take place. The Pennsylvania Horsemen receive their share of such wagering as race purses. The Company retains a higher percentage of wagers made at its own facilities than of wagers made at other locations. The West Virginia Racing Act provides for a similar disposition of pari-mutuel wagers placed at the Charles Town Facility, with the average percentage of wagers retained by Charles Town having also been approximately 20% (prior to required payments to the Charles Town Horsemen and to applicable West Virginia taxing authorities and other mandated beneficiary organizations).

       OTW Wagering

At OTWs, as at the Company's racetracks, customers place wagers on thoroughbred and harness races simulcast from the Company's racetracks and on import simulcast races from other tracks around the country. Under the Pennsylvania Racing Act, only licensed thoroughbred and harness racing associations, such as the Company, can operate OTWs or accept customer wagers on simulcast races at Pennsylvania racetracks. Each OTW is required by the Pennsylvania Racing Act to provide various amenities, including dining and other services designed to attract a wide range of patrons. The Company operates seven of the 17 OTWs now open in Pennsylvania, located in Allentown, Chambersburg, Erie, Lancaster, Reading, York and Williamsport, Pennsylvania, and has the right (subject to applicable regulatory approvals) to open and operate an additional four Pennsylvania OTWs, which would give the Company a total of 11 of the 23 OTWs currently authorized by Pennsylvania law. Of its four additional allocated OTWs, regulatory approval has been sought for a new OTW in Downingtown, Pennsylvania. The Company expects to move expeditiously to select appropriate locations, apply for and obtain regulatory approvals and open the remaining three allocated OTWs. The Company believes that expansion through the opening of the additional Pennsylvania OTWs will increase its customer wagering base. The Company intends to open its OTWs outside of large metropolitan areas and away from the Thoroughbred Track and the Harness Track and other existing OTWs; the Company thus believes that it will be offering a new form of entertainment to the communities that it enters.

       Simulcasting

The Company has been transmitting simulcasts of its races to other wagering locations and receiving simulcasts of races from other locations for wagering by its customers at Company facilities year-round for more than five years. When customers place wagers on import simulcast races, the Company receives revenue and incurs expense in substantially the same manner as it would if the race had been run at one of the Company's own tracks: of the amount not returned to bettors as winning wagers, a portion is paid to the state in which the Company wagering facility is located, a portion is paid to the race track sending the race, a portion is paid to the purse fund for the horse owners or trainers (thoroughbred or harness) of the Company's racetrack with which the wagering facility is associated, and the balance is retained by the Company. The Company believes that full card import simulcasting, in which all of the races at a non-Company track are import simulcast to a Company wagering facility, has improved the wagering opportunities for its customers and thereby increased the amount wagered at Company facilities. When the Company export simulcasts Company Races for wagering at non-Company locations, it receives a fixed percentage of the amounts wagered on that race from the location to which the simulcast is exported, while incurring minimal additional expense.

During the year ended December 31, 1996, the Company received import simulcasts from approximately 57 racetracks (including Belmont Park, Saratoga, Gulfstream Park, Santa Anita and Arlington International Racecourse) and transmitted export simulcasts of Company Races to more than 63 locations.

Pursuant to an agreement among the members of the Pennsylvania Racing Association, the Company and the two other Pennsylvania racetracks provide simulcasts of all their races to all of each other's facilities and set the commissions payable on such races. In addition, the Company has short-term agreements with various racetracks throughout the United States to import simulcast from, and export simulcast to, their facilities; these agreements include import simulcasts of major stakes races.

Wagering at the Company's facilities on import simulcasting of races from other tracks, especially from nationally-known tracks in other states, competes with wagering on Company Races. The Company believes, however, that import simulcasting of out-of-state races, including full card import simulcasting, is economically beneficial to the Company because it makes available wagering on higher quality races and thus increases the size of the average wager.

       Telebet

In 1983, the Company pioneered Telebet, Pennsylvania's first telephone account wagering system. Telebet customers open an account by depositing funds with the Company at one of its locations. Account holders can then place wagers by telephone on Company Races and import simulcast races to the extent of the funds on deposit in the account; any winnings are posted to the account and are available for future wagers. In December 1995, the Harness Track instituted Dial-A-Bet, a similar telephone account betting system.

       Gaming Machine Operations

On November 5, 1996, Jefferson County, West Virginia approved a referendum authorizing the installation and operation of Gaming Machines at the Charles Town Facility. As a result, the Company consummated the Charles Town Acquisition on January 15, 1997. In mid-1997, the Company intends to reopen the Charles Town Facility as an entertainment complex that will feature live racing, dining, simulcast wagering and Gaming Machines. The Charles Town Joint Venture has applied to the West Virginia Lottery Commission for approval to operate initially 400 Gaming Machines, and expects to obtain such approval in the Spring of 1997. The machines will be slot-machine-style video machines that depict spinning reels and video card games such as blackjack and poker. The Race Track Video Lottery Act specifies the maximum percentage of each dollar wagered on Gaming Machines which can be retained by the Company; the maximum statutory rate is 20%. The balance of each dollar wagered must be paid out to the public as winning wagers. Of the portion retained by the Company, a portion is paid to taxing authorities and other beneficiary organizations mandated by the State of West Virginia and a portion is paid to the Charles Town Horsemen in the form of purses. The Company anticipates that the Charles Town Joint Venture will apply for approval of the installation and operation of a total of 1,000 Gaming Machines at the Charles Town Facility within the first year after the opening of the Charles Town Facility. The installation of additional Gaming Machines at the Charles Town Facility is subject to approval by the West Virginia Lottery Commission after application and a public hearing.

       Other Gaming Opportunities

In December 1995, the Company agreed in principle with an unrelated party to form a joint venture for the purpose of developing, managing and operating pari-mutuel racing facilities in a state other than Pennsylvania or West Virginia. The actual formation of the joint venture is subject to numerous contingencies including receipt of regulatory approval from that state's Horse Racing Commission. Additional investments by the Company in new or existing businesses are subject to the consent of the Company's lenders under the Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." To date, the Company has not invested a material amount in the joint venture and the joint venture has conducted no operations.

MARKETING

The Company seeks to increase wagering by broadening its customer base and increasing the wagering activity of its existing customers. To attract new customers, the Company seeks to increase the racing knowledge of its customers through its television programming, and by providing "user friendly" automated wagering systems and comfortable surroundings. The Company also seeks to attract new customers by offering various types of promotions including family fun days, premium give-away programs, contests and handicapping seminars.

       Televised Racing Program

The Company's Racing Alive program is televised by satellite transmission commencing approximately one hour before post time on each live racing day at the Thoroughbred Track. The program provides color commentary on the races at the Thoroughbred Track (including wagering odds, past performance information and handicapper analysis), general education on betting and handicapping, interviews with racing personalities and featured races from other thoroughbred racetracks across the country. The Racing Alive program is shown at the Thoroughbred Track and on various cable television systems in Pennsylvania and is transmitted to all OTWs that receive Penn National Races. The Company intends to expand Racing Alive and/or to create additional televised programming to cover racing at the Harness Track and at other harness racing venues throughout the United States. The Company's satellite transmissions are encoded so that only authorized facilities can receive the program.

       Automated Wagering Systems

To make wagering more "user friendly" to the novice and more efficient for the expert, the Company leases Autotote Corporation's automated wagering equipment. These wagering systems enable the customer to choose a variety of ways to place a bet through touch-screen interactive terminals and personalized portable wagering terminals, provide current odds information and enable customers to place bets and credit winning tickets to their accounts. Currently, more than 35% of all wagers at the Thoroughbred Track are processed through these self-service terminals and Telebet.

       Modern Facilities

The Company provides a comfortable, upscale environment at each of its OTWs, including a full bar, a range of restaurant services and an area devoted to televised sporting events. The Company believes that its attractive facilities appeal to its current customers and to new customers, including those who have not previously visited a racetrack.

PURSES; AGREEMENTS WITH HORSEMEN

The Horsemen Agreements set forth the amounts to be paid to the Pennsylvania Horsemen as racing purses. Revenues from wagering at the Thoroughbred Track and the Harness Track, except for wagering on races simulcast from outside Pennsylvania and revenues received from export simulcasting, are divided approximately equally between the Company and the Pennsylvania Horsemen. Revenues from all other sources (all wagering at the Company's OTWs and on races simulcast from outside Pennsylvania) are shared such that the Pennsylvania Horseman generally receive between 3% and 7.5% of total wagering at the OTWs.

The Company sets the purses paid on Company Races, based on projected wagering and in accordance with the terms of the Horsemen Agreements. Because the amount of the purses is based on projections, at any given point in time the Pennsylvania Horsemen will have either been overpaid or underpaid. The agreement with the Thoroughbred Horsemen also permits the Thoroughbred Horsemen to require immediate purse adjustments should the amount of revenues to be paid to them as purses, and remaining unpaid, exceed $100,000. The amount of underpaid or overpaid purses varies from time to time, and the Company believes that further action to reduce the amount of underpaid purses will not affect its ability to increase purses in an orderly manner. In setting future purses the Company seeks, over time, to adjust for the under or over-payments, but no assurance can be given that any such adjustment will be accurate or adequate.

During the years ended December 31, 1996, 1995 and 1994, the Thoroughbred Horsemen earned an aggregate of approximately $12.3 million, $12.0 million and $10.7 million in purses, respectively. The average annual daily purses at the Thoroughbred Track during the three-year period increased from approximately $49,000 to approximately $60,000. The Company believes that the increases in daily purses have contributed to an increase in the quality of horses racing at the Thoroughbred Track. During the years ended December 31, 1996, 1995 and 1994, the Harness Horsemen earned an aggregate of approximately $5.7 million, $6.5 million and $6.0 million in purses, respectively. The average daily purses at the Harness Track during the three-year period increased from approximately $26,000 to approximately $42,300.

The Thoroughbred Horsemen Agreement was entered into in February 1996, expires in February 1999 and is subject to automatic renewal for successive one year terms unless either party gives notice of termination at least 90 days prior to the end of any such period. The Harness Horsemen Agreement was entered into in November 1994, became effective in January 1995 and expires in January 2000. Currently, there is no agreement with the Charles Town Horsemen. The Company has entered into discussions with the Charles Town Horsemen toward obtaining an agreement. The future success of the Company depends, in part, on its ability to maintain a good relationship with the Horsemen and to obtain renewal of the Horsemen Agreements and required approvals for import simulcast wagering from the Charles Town Horsemen on satisfactory terms.

COMPETITION

The Company faces significant competition for wagering dollars from other racetracks and OTWs in Pennsylvania and neighboring states (some of which also offer other forms of gaming), other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania Lottery. The Company may also face competition in the future from new OTWs or from new racetracks. From time to time, Pennsylvania has considered legislation to permit other forms of gaming. Although Pennsylvania has not authorized any form of casino or other gaming, if additional gaming opportunities become available in or near Pennsylvania, such gaming opportunities could have a material adverse effect on the Company's business, financial condition and results of operations.

Company Races compete for wagering dollars and simulcast fees with live races and races simulcast from other racetracks both inside and outside Pennsylvania (including several in New York, New Jersey, West Virginia, Ohio, Maryland and Delaware). The Company's ability to compete successfully for wagering dollars is dependent, in part, on the quality of its live horse races. The quality of horse races at some racetracks that compete with the Company, either by live races or simulcasts, is higher than the quality of Company races. The Company believes that there has been some improvement over the last several years in the quality of the horses racing at the Thoroughbred Track, due to higher purses being paid which, in turn, has primarily resulted from the Company's increased simulcasting activities. However, increased purses may not result in a continued improvement in the quality of racing at the Thoroughbred Track or in any material improvement in the quality of racing at the Harness Track or the Charles Town Facility.

The Company's OTWs compete with the OTWs of other Pennsylvania racetracks, and new OTWs may compete with the Company's existing or proposed wagering facilities. Competition between OTWs increases as the distance between them decreases. For example, the Company believes that its Allentown OTW, which was acquired in the Pocono Downs Acquisition and which is approximately 50 miles from the Thoroughbred Track and 35 miles from the Company's Reading OTW, has drawn some patrons from the Thoroughbred Track, the Reading OTW and Telebet and that its Lancaster OTW, which is approximately 31 miles from the Thoroughbred Track and 25 miles from the Company's York OTW, has drawn some patrons from the Thoroughbred Track, the York OTW and Telebet. Moreover, the Company believes that a competitor's new OTW in King of Prussia, Pennsylvania, which is approximately 23 miles from the Reading OTW, has drawn some patrons from the Reading OTW. The opening of new OTWs in close proximity to the Company's existing or future OTWs could have a material adverse effect on the Company's business, financial condition and results of operations.

If the Company obtains approval for the installation of Gaming Machines at the Charles Town Facility, the Company's Gaming Machine operations will face competition from other Gaming Machine venues in West Virginia and in neighboring states (including Dover Downs in Dover, Delaware, Delaware Park in northern Delaware, Harrington Raceway in southern Delaware and the casinos in Atlantic City, New Jersey). Venues in Delaware and New Jersey, in addition to video gaming machines, currently offer mechanical slot machines that feature physical spinning reels, pull-handles and the ability to both accept and pay out coins. West Virginia has not authorized, and may never approve, such mechanical slot machines. The failure to attract or retain Gaming Machine customers at the Charles Town Facility, whether arising from such competition or from other factors, could have a material adverse effect upon the Company's business, financial condition and results of operations.

EFFECT OF INCLEMENT WEATHER AND SEASONALITY

Because horse racing is conducted outdoors, variable weather conditions contribute to the seasonality of the Company's business. Weather conditions, particularly during the winter months, may cause races to be canceled or may curtail attendance. Because a substantial portion of the Company's Thoroughbred Track and Harness Track expenses are fixed, the loss of scheduled racing days could have a material adverse effect on the Company's business, financial condition and results of operations.

The severe winter weather in 1996 resulted in the closure of the Company's OTW facilities for two days in January 1996. Because of the Company's growing dependence upon OTW operations, severe weather that causes the Company's OTWs to close could have a material adverse effect upon the Company's business, financial condition and results of operations.

Attendance and wagering at the Company's facilities have been favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the Breeders' Cup in autumn. As a result, the Company's revenues and net income have been greatest in the second and third quarters of the year, and lowest in the first and fourth quarters of the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Effect of Inclement Weather and Seasonality."

REGULATION AND TAXATION

       General

The Company is authorized to conduct thoroughbred racing and harness racing in Pennsylvania under the Pennsylvania Racing Act. The Company is also authorized, under the Pennsylvania Racing Act and the Federal Interstate Horseracing Act of 1978 (the "Federal Horseracing Act"), to conduct import simulcast wagering. The Company is also subject to the provisions of the Horse and Dog Racing Act (the "West Virginia Racing Act") which governs the conduct of horseracing in West Virginia, and the State Lottery Act and the Race Track Video Lottery Act (the "West Virginia Gaming Machine Acts") which governs the operation of Gaming Machines in West Virginia. The Company's live racing, pari-mutuel wagering and Gaming Machine operations are contingent upon the continued governmental approval of such operations as forms of legalized gaming. The West Virginia State Lottery Commission is subject to review every six years. The next review date is July 1, 1998. All of the Company's current and proposed operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations, or banned entirely.

       Sunset Provisions in Gaming Machine Legislation

The Company has applied for approval to install and operate Gaming Machines at the refurbished Charles Town Facility pursuant to the West Virginia Gaming Machine Acts. The Race Track Video Lottery Act was adopted in 1994, and was set to terminate on June 30, 1997 unless extended or reenacted. In March 1997 the West Virginia Legislature terminated this Sunset Provision, thus eliminating the need to further extend the Gaming Machine Act.

       Pennsylvania Racing Regulations

The Company's horse racing operations at the Thoroughbred Track and the Harness Track are subject to extensive regulation under the Pennsylvania Racing Act, which established the Pennsylvania Racing Commissions. The Pennsylvania Racing Commissions are responsible for, among other things, (i) granting permission annually to maintain racing licenses and schedule race meets, (ii) approving, after a public hearing, the opening of additional OTWs, (iii) approving simulcasting activities, (iv) licensing all officers, directors, racing officials and certain other employees of the Company and (v) approving all contracts entered into by the Company affecting racing, pari-mutuel wagering and OTW operations.

As in most states, the regulations and oversight applicable to the Company's operations in Pennsylvania are intended primarily to safeguard the legitimacy of the sport and its freedom from inappropriate or criminal influences. The Pennsylvania Racing Commissions have broad authority to regulate in the best interests of racing and may, to that end, disapprove the involvement of certain personnel in the Company's operations, deny approval of certain acquisitions following their consummation or withhold permission for a proposed OTW site for a variety of reasons, including community opposition. For example, the Pennsylvania State Thoroughbred Racing Commission withheld approval for the Company's initial site for its Lancaster OTW, but the Company applied and was ultimately approved for another site in Lancaster, which opened in July 1996. The Pennsylvania legislature also has reserved the right to revoke the power of the Pennsylvania Racing Commissions to approve additional OTWs and could, at any time, terminate pari-mutuel wagering as a form of legalized gaming in Pennsylvania or subject such wagering to additional restrictive regulation; such termination would, and any further restrictions could, have a material adverse effect upon the Company's business, financial condition and results of operations.

The Company may not be able to obtain all necessary approvals for the operation or expansion of its business. Even if all such approvals are obtained, the regulatory process could delay implementation of the Company's plans to open additional OTWs. The Company has had continued permission from the Pennsylvania State Horse Racing Commission to conduct live racing at the Thoroughbred Track since it commenced operations in 1972, and has obtained permission from the Pennsylvania State Harness Racing Commission to conduct live racing at the Harness Track beginning with the 1997 season. Currently, the Company has approval from the Pennsylvania Racing Commissions to operate seven OTWs and the right, under the Pennsylvania Racing Act, to operate four additional OTWs, subject to approval by the Pennsylvania Racing Commissions. A Commission may refuse to grant permission to open additional OTWs or to continue to operate existing facilities. The failure to obtain required regulatory approvals would have a material adverse effect upon the Company's business, financial condition and results of operations.

The Pennsylvania Racing Act provides that no corporation licensed to conduct thoroughbred racing shall be licensed to conduct harness racing and that no corporation licensed to conduct harness racing shall be licensed to conduct thoroughbred racing. The Company's harness and thoroughbred licenses are held by separate corporations, each of which is a wholly owned subsidiary of the Company. Moreover, the Pennsylvania State Harness Racing Commission has reissued the Pocono Downs harness racing license and has found, in connection with the reissuance, that it is not "inconsistent with the best interests, convenience or necessity or with the best interests of racing generally," that a subsidiary of the Company beneficially owns Pocono Downs. The Company thus believes that the arrangement under which it holds both a harness and a thoroughbred license complies with applicable regulations.

       West Virginia Racing and Gaming Regulation

The Company's operations at the Charles Town Facility are subject to regulation by the West Virginia Racing Commission under the West Virginia Racing Act, and by the West Virginia Lottery Commission under the West Virginia Gaming Machine Acts. The powers and responsibilities of the West Virginia Racing Commission under the West Virginia Racing Act are substantially similar in scope and effect to those of the Pennsylvania Racing Commissions and extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations. The Charles Town Joint Venture has applied to the West Virginia Racing Commission for a license to conduct racing and pari-mutuel wagering at the Charles Town Facility. The West Virginia Racing Commission has issued this license, subject to its review and approval of the documents pursuant to which the Charles Town Acquisition was consummated and financing therefor was obtained and to its review and approval of any changes in the ownership of the Charles Town Joint Venture, among other conditions. The Charles Town Joint Venture has also applied to the West Virginia Lottery Commission for approval to install and operate 400 Gaming Machines at the refurbished Charles Town Facility; this approval has not yet been granted. The Company anticipates, but cannot assure, that it will obtain approval for the installation and operation of the 400 Gaming Machines in the Spring of 1997. The Charles Town Joint Venture may not receive or retain all of the regulatory approvals necessary from time to time to conduct racing and pari-mutuel wagering operations at the Charles Town Facility. The failure to receive or retain a delay in receiving such approvals could cause the reduction or suspension of racing and pari-mutuel wagering, as well as of Gaming Machine operations, at the Charles Town Facility and have a material adverse effect upon the Company's business, financial condition and results of operations.


The installation and operation of Gaming Machines at the Charles Town Facility are subject to the provisions of the West Virginia

Gaming Machine Act and the regulatory authority of the West Virginia Lottery Commission. Pursuant to the West Virginia Gaming Machine Act and regulatory approval currently being sought by the Company thereunder, the Company plans, following the completion of the interior refurbishment of the Charles Town Facility in mid-1997, to install initially 400 Gaming Machines at the Charles Town Facility. The installation of additional Gaming Machines at the Charles Town Facility is subject to approval by the West Virginia Lottery Commission after application and a public hearing. The Company anticipates that the Charles Town Joint Venture will apply for approval of the installation and operation of a total of 1,000 Gaming Machines at the Charles Town Facility within the first year after the opening of the Charles Town Facility. The West Virginia Lottery Commission may not approve the installation of the initial or any additional Gaming Machines, however, or may not do so in a timely manner, or may ultimately approve the installation of a smaller number of Gaming Machines than requested.

Moreover, the West Virginia Gaming Machine Act requires that the operator of the Charles Town Facility enter into a written agreement with the Charles Town Horsemen in order to conduct Gaming Machine operations. The West Virginia Gaming Machine Act also requires that the Charles Town Joint Venture enter into a written agreement with the pari-mutuel clerks in order to operate Gaming Machines. In March 1997 the Charles Town Joint Venture entered into written agreements with the Charles Town Horsemen, the West Virginia Breeders Association and the pari-mutual clerks. The Agreements provide that the net terminal income from the Gaming Machines shall be distributed in accordance with the provisions of Section 29-22A-10(c) of the Race Track Video Lottery Act. The agreements expire on June 30, 1998.

       State and Federal Simulcast Regulation

Both the Federal Horseracing Act and the Pennsylvania Racing Act require that the Company have a written agreement with the Thoroughbred Horsemen and with the Harness Horsemen in order to simulcast races. The Company has entered into the Horsemen Agreements, and in accordance therewith has agreed upon the allocations of the Company's revenues from import simulcast wagering to the purse funds for the Thoroughbred Track and the Harness Track. Because the Company cannot conduct import simulcast wagering in the absence of the Horsemen Agreements, the termination or non-renewal of either Horsemen Agreement could have a material adverse effect on the Company's business, financial condition and results of operations.

The Federal Horseracing Act requires that the operator of the Charles Town Facility obtain the approval of the Charles Town Horsemen before import simulcast wagering can be conducted there. While such approval has been obtained by Charles Town in the past, there is no written agreement with the Charles Town Horsemen providing for such approval in the future. The Company has entered into discussions with the Charles Town Horsemen toward obtaining an agreement evidencing such approval. The failure to obtain such approval could have a material adverse effect on the Company's business, financial condition and results of operations.

       Taxation

The Company believes that the prospect of significant additional revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal and state income taxes, and such taxes and fees are subject to increase at any time. The Company pays substantial taxes and fees with respect to its operations. From time to time, federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on the Company's business, financial condition and results of operations.

       Compliance with Other Laws

The Company and its OTWs are also subject to a variety of other rules and regulations, including zoning, construction and land-use laws and regulations in Pennsylvania and West Virginia governing the serving of alcoholic beverages. Currently, Pennsylvania laws and regulations permit the construction of off-track wagering facilities, but may affect the selection of a particular OTW site because of parking, traffic flow and other similar considerations, any of which may serve to delay the opening of future OTWs in Pennsylvania. By contrast, West Virginia law does not permit the operation of OTWs. The Company derives a significant portion of its other revenues from the sale of alcoholic beverages to patrons of its facilities. Any interruption or termination of the Company's existing ability to serve alcoholic beverages would have a material adverse effect on the Company's business, financial condition and results of operations.

       Restrictions on Share Ownership and Transfer

The Pennsylvania Racing Act requires that any shareholder proposing to transfer beneficial ownership of 5% or more of the Company's shares file an affidavit with the Company setting forth certain information about the proposed transfer and transferee, a copy of which the Company is required to furnish to the Pennsylvania Racing Commission. The certificates representing the Company shares owned by 5% beneficial shareholders are required to bear certain legends prescribed by the Pennsylvania Racing Act. In addition, under the Pennsylvania Racing Act, the Pennsylvania Racing Commission has the authority to order a 5% beneficial shareholder of the Company to dispose of his Common Stock of the Company if it determines that continued ownership would be inconsistent with the public interest, convenience or necessity or the best interest of racing generally. The West Virginia Gaming Machine Act provides that a transfer of more than 5% of the voting stock of a corporation which controls the license may only be to persons who have met the licensing requirements of the West Virginia Gaming Machine Act or which transfer has been pre-approved by the West Virginia Lottery Commission. Any transfer that does not comply with this requirement voids the license. See "Description of Capital Stock -- Certain Restrictions on Share Ownership and Transfer."


ITEM 2    PROPERTIES

       Thoroughbred Track

The Thoroughbred Track is located on approximately 225 acres approximately 15 miles northeast of Harrisburg, 100 miles west of Philadelphia and 200 miles east of Pittsburgh. There is a total population of approximately 1.4 million persons within a radius of approximately 35 miles around the Thoroughbred Track and approximately 2.2 million persons within a 50-mile radius. The property includes a one mile all-weather thoroughbred racetrack and a 7/8-mile turf track. The property also includes approximately 400 acres surrounding the Thoroughbred Track which are available for future expansion or development.

The Thoroughbred Track's main building is the grandstand/clubhouse, which is completely enclosed and heated and, at the clubhouse level, fully air-conditioned. The building has a capacity of approximately 15,000 persons with seating for approximately 9,000, including 1,400 clubhouse dining seats. Several other dining facilities and numerous food and beverage stands are situated throughout the facility. Television sets for viewing live racing and simulcasts are located throughout the facility. The pari-mutuel wagering areas are divided between those available for on-track wagering and those available for simulcast wagering.

The Thoroughbred Track includes stables for approximately 1,250 horses, a blacksmith shop, veterinarians' quarters, jockeys' quarters, a paddock building, living quarters for grooms, a cafeteria and recreational building in the back stretch area and water and sewage treatment plants. Parking facilities for approximately 6,500 vehicles adjoin the Thoroughbred Track.


       Harness Track

The Harness Track is located on approximately 400 acres in Plains Township, outside Wilkes-Barre, Pennsylvania. There is a total population of approximately 785,000 persons within a radius of approximately 35 miles around the Harness Track and approximately 1.5 million persons within a 50-mile radius. The property includes a 5/8-mile all-weather, lighted harness track. The Harness Track's main buildings are the grandstand and the clubhouse. The clubhouse is completely enclosed and heated and fully air-conditioned. The grandstand has enclosed, heated and air-conditioned seating for approximately 500 persons and permanent open-air stadium-style seating for approximately 2,500 persons. The clubhouse is a tiered dining and wagering facility that seats approximately 1,000 persons. The clubhouse dining area seats 500 persons. Television sets for viewing live racing and simulcasts are located throughout the facility along with pari-mutuel wagering areas.

A two-story 14,000 square foot building which houses the Pocono Downs offices is located on the property. The Harness Track also includes stables for approximately 950 horses, five paddock stables, quarters for grooms, two blacksmith shops and a cafeteria for the Harness Horsemen. Parking facilities for approximately 5,000 vehicles adjoin the track.

As a result of the Pocono Downs Acquisition, the Company owns a solid waste landfill (the "Landfill") located outside Wilkes-Barre, Pennsylvania. The Landfill is on a parcel of land adjacent to the Harness Track. The Landfill was operated by the East Side Landfill Authority (the "Landfill Authority") from 1970 until 1982, disposed of municipal waste on behalf of four municipalities. The Landfill is currently subject to a closure order issued by the Pennsylvania Department of Environmental Resources. According to the Company's environmental consulting firm, the Landfill closure is substantially complete. To date, the municipalities obligated to implement the closure order pursuant to the Settlement Agreement, have been fulfilling their obligations. However, there can be no assurance that the municipalities will continue to meet their obligations under the Settlement Agreement or that the terms of the Settlement Agreement will not be amended in the future. In addition, the Company may be liable for future claims with respect to the Landfill under the Comprehensive Environmental Response Compensation and Liability Act and analogous state laws. The Company may incur expenses in connection with the Landfill in the future, which expenses may not be reimbursed by the municipalities. Any such expenses could have a material adverse effect on the Company's business, financial condition and results of operations.

       Charles Town Facility

The Charles Town Facility is located on a portion of a 250-acre parcel in Charles Town, West Virginia, which is approximately a 60-minute drive from Baltimore, Maryland and a 70-minute drive from Washington, D.C. There is a total population of approximately 3.1 million persons within a 50-mile radius and approximately 9.0 million persons within a 100-mile radius of the Charles Town Facility. The property includes a 3/4-mile thoroughbred racetrack. The Charles Town Facility's main building is the grandstand/clubhouse, which is completely enclosed and heated. The clubhouse dining room has seating for 600. Additional food and beverage areas are situated throughout the facility. The property surrounding the Charles Town Facility, including the site of the former Shenandoah Downs Racetrack, is available for future expansion or development. In addition, the Company has a right of first refusal for an additional 250 acres that are adjacent to the Charles Town Facility.

The Charles Town Facility also includes stables, an indoor paddock, ample parking and water and sewage treatment facilities.

       OTWs

The Company's OTWs provide areas for viewing import simulcasts and televised sporting events, placing pari-mutuel wagers and dining. The facilities also provide convenient parking.

The Company's current OTW properties are described in the following chart:

                                                            OWNED OR
LOCATION                                                     LEASED
--------                                                     ------

Allentown...............................................     Owned
Chambersburg............................................     Leased
Erie....................................................     Owned
Lancaster...............................................     Leased
Reading.................................................     Leased
York....................................................     Leased
Williamsport............................................     Owned

The Company has an agreement to purchase land for its proposed Downingtown OTW facility. The agreement is subject to numerous contingencies including approval from the Pennsylvania State Horse Racing Commission. On March 26, 1996, the Company submitted an application to the Pennsylvania State Horse Racing Commission which was amended on December 31, 1996, for approval of the Downingtown OTW facility. The Pennsylvania State Horse Racing Commission has scheduled a public hearing on April 7, 1997.

       Other Property and Equipment

The Company currently leases 2,100 square feet of office space in an office building in Wyomissing, Pennsylvania for the Company's executive offices. The lease is for a five-year term expiring April 2000 with an annual minimum rental of $23,320. The office building is owned by an affiliate of Peter M. Carlino.

The Company considers its properties adequate for its present purposes. In addition to the anticipated openings of the Williamsport and Downingtown OTWs, the Company intends to open three additional OTWs for which sites have not been selected. The Company believes, but cannot assure, that suitable sites will be available on satisfactory terms.

EMPLOYEES AND LABOR RELATIONS

At March 18, 1997, the Company had 1,183 permanent employees, of whom 389 were full-time and 794 part-time. Of the total 1,183 employees, 476 were employed at the Thoroughbred Track, 191 were employed at the Harness Track and 516 were employed at the Company's OTWs. Employees of the Company who work in the admissions department and pari-mutuels department at the Thoroughbred Track, the Harness Track and the OTWs are represented under collective bargaining agreements between the Company and Sports Arena Employees' Union Local 137. The agreements extend until October 3, 1999 for track employees and until May 20, 1998 for OTW employees. The Company believes that its relations with its employees are satisfactory.

During the 1996 racing season at the Charles Town Facility, there were approximately 113 full-time and 215 part-time employees. Charles Town employees who work as pari-mutuel clerks were represented under a collective bargaining agreement between Charles Town and the West Virginia Union of Mutuel Clerks, Local No. 553. The agreement expired December 31, 1996, and was extended one year until December 31, 1997.

ITEM 3    LEGAL PROCEEDINGS

On December 11, 1996, GTECH commenced an action in the United States District Court for the Northern District of West Virginia against Charles Town, the Company, Penn National Gaming of West Virginia, Inc. (a wholly-owned subsidiary of the Company) and Bryant. The complaint filed by GTECH alleges that Charles Town and AmTote were parties to the October 20, 1994 AmTote Agreement, pursuant to which AmTote was granted an exclusive right to install and operate a "video lottery system" at the Charles Town Facility. When the AmTote Agreement was executed, AmTote was a subsidiary of GTECH; GTECH has since divested itself of AmTote, but is purportedly the assignee of certain of AmTote's rights under the AmTote Agreement pursuant to an assignment and assumption agreement dated February 22, 1996. The complaint seeks (i) preliminary and permanent injunctive relief enjoining Charles Town, Bryant, the Company and its subsidiary from consummating the Charles Town Acquisition or any similar transaction unless the purchasing party explicitly accepts and assumes the AmTote Agreement, (ii) a declaratory judgment that the AmTote Agreement is valid and binding, that GTECH has the right to be the exclusive installer, operator, provider and servicer of a video lottery system at the Charles Town Facility, and that any party buying the stock or assets of Charles Town must accept and assume the AmTote Agreement and recognize such rights of GTECH thereunder, (iii) compensatory damages, (iv) legal fees and costs and (v) such other further legal and equitable relief as the court deems just and appropriate. On December 23, 1996, the court denied GTECH's motion preliminarily to enjoin the Company from consummating the Charles Town Acquisition unless it accepted and assumed the AmTote Agreement. The court noted that GTECH may pursue its claim for damages and, if warranted, pursue other injunctive relief in the future. The Company consummated the Charles Town Acquisition on January 15, 1997, at which time Charles Town assigned to the Charles Town Joint Venture all legally valid and binding obligations, if any, under the AmTote Agreement. In addition, the Company has agreed to indemnify Charles Town for any damages Charles Town may suffer as a result of a claim that Charles Town failed to fulfill its obligations under the AmTote Agreement. On January 13, 1997, Charles Town filed a motion to dismiss GTECH's complaint. As of March 18, 1997, the court had not yet ruled on this motion. The Company believes the allegations of the complaint to be without merit and intends to contest the action vigorously.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                     PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's Common Stock is quoted on The NASDAQ National Market under the symbol "PENN." The following table sets forth for the periods indicated the high and low sales prices per share of the Company's Common Stock as reported on The NASDAQ National Market since the date on which the Common Stock commenced trading.

                                                           HIGH           LOW
                                                           ----           ---

1994

Second Quarter (May 25 through June 30, 1994)..........   $3.458        $2.333
Third Quarter..........................................    3.167         2.396
Fourth Quarter.........................................    2.667         2.083

1995

First Quarter..........................................    2.917         2.250
Second Quarter.........................................    5.125         2.500
Third Quarter..........................................    6.833         4.417
Fourth Quarter.........................................    6.458         4.167

1996

First Quarter..........................................    6.000         4.292
Second Quarter.........................................   14.500         5.875
Third Quarter..........................................   15.625         9.000
Fourth Quarter.........................................   21.375        13.750

The closing sale price per share of Common Stock on The NASDAQ National Market on March 18, 1997, was $16.00. As of March 18, 1997, there were 402 holders of record of Common Stock.

                                 DIVIDEND POLICY

Since the Company's initial public offering of Common Stock in May 1994, the Company has not paid any cash dividends on its Common Stock. The Company intends to retain all of its earnings to finance the development of the Company's business, and thus, does not anticipate paying cash dividends on its Common Stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. Moreover, the Credit Facility prohibits the Company from authorizing, declaring or paying any dividends until the Company's commitments under the Credit Facility have been terminated and all amounts outstanding thereunder have been repaid. In addition, future bank financing may prohibit the payment of dividends under certain conditions.

ITEM 6    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, except for Other Data, are derived from financial statements that have been audited by BDO Seidman, LLP independent certified public accountants, adjusted as described in the notes below. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements, and Notes related thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein. All shares and earnings per share have been adjusted for the three-for-two and two-for-one stock splits declared and paid in 1996.


                                                                           Year Ended December 31,
                                                                           -----------------------

                                                1996              1995              1994               1993(1)               1992(1)
                                                ----              ----              -----              ----                  ----
                                                         (In thousands, except share and per share data)

Income Statement Data:
   Pari-mutuel revenues
     Penn National races .........           $18,727            $21,376           $23,428            $29,224               $31,967
     Import simulcasting .........            32,992             27,254            16,968              9,162                 5,764
     Export simulcasting .........             3,347              2,142             1,187                383                   306
  Admissions, programs and
       other racing revenues .....             4,379              3,704             2,563              2,485                 2,502
  Concession revenues ............             3,389              3,200             1,885              1,410                 1,285
                                             -------            -------           -------            -------               -------
     Total revenues ..............            62,834             57,676            46,031             42,664                41,824
                                             -------            -------           -------            -------               -------
Operating expenses
   Purses, stakes and trophies ...            12,874             12,091            10,674              9,719                 9,581
   Direct salaries, payroll
     taxes and employee benefits .             8,669              7,699             6,707              6,394                 5,939
   Simulcast expenses ............             9,215              9,084             8,892             10,136                10,403
   Pari-mutuel taxes .............             5,356              4,963             4,054              3,568                 3,504
   Other direct meeting expenses .             9,583              8,214             6,375              6,046                 5,835
   OTW concession expenses .......             2,451              2,221             1,231                806                   541
   Management fees paid to
     related entity ..............              --                 --                 345              1,208                 1,366
   Other operating expenses ......             5,226              5,149             3,329              2,331                 2,354
                                             -------            -------           -------            -------               -------
      Total operating expenses ...            53,374             49,421            41,607             40,208                39,523
                                             -------            -------           -------            -------               -------
Income from operations ...........             9,460              8,255             4,424              2,456                 2,301
                                             -------            -------           -------            -------               -------
Other income (expenses)
   Interest income (expense),
     net..........................              (156)               198              (340)              (962)                 (917)
   Other .........................              --                   10                15                  6                    56
                                             -------            -------           -------            -------               -------
     Total other income
       (expenses).................              (156)               208              (325)              (956)                 (861)
                                             -------            -------           -------            -------               -------
Income before income taxes and
     extraordinary item ..........             9,304              8,463             4,099              1,500                 1,440
Taxes on income ..................             3,794              3,467             1,381                 42                   150
                                             -------            -------           -------            -------               -------
Income before extraordinary item .             5,510              4,996             2,718              1,458                 1,290
Extraordinary item ...............              --                 --                 115               --                    --
                                             -------            -------           -------            -------               -------
Net income .......................           $ 5,510             $4,996            $2,603             $1,458                $1,290
                                             =======             ======            ======             ======                ======
Net income per share .............           $   .39             $  .38
                                             =======             ======

Supplemental Pro Forma Net Income
   Statement Data (2):
Supplemental pro forma net income                                                  $2,724             $1,819
Supplemental pro forma net income
  per share ......................                                                 $ 0.22             $ 0.15
Weighted average number of common
   shares outstanding ............        14,020,000         13,104,000        12,663,000         12,249,000(3)
                                          ==========         ==========        ==========         ==========

                                                                                  Year Ended December 31,
                                                                                  -----------------------

                                                           1996           1995          1994         1993 (1)       1992 (1)
                                                           ----           ----          ----         -------        -------


                                                                        (In thousands, except attendance data)

Other Data: (Unaudited)
Total paid attendance (4) ..........................     1,088,621      1,051,803       848,482       799,625        785,569

Pari-mutuel wagering
  Penn National races ..............................      $ 89,327       $102,145      $111,248      $138,939       $153,332
  Import simulcasting ..............................       170,814        142,499        93,461        58,252         42,159
  Export simulcasting ..............................       112,871         72,252        40,337        12,746         10,202
                                                       -----------    -----------   -----------   -----------    -----------
     Total pari-mutuel
        wagering ...................................      $373,012       $316,896      $245,046      $209,937       $205,693
                                                       ===========    ===========   ===========   ===========    ===========

     Gross profit from wagering (5) ................      $ 27,955       $ 24,915      $  7,963      $ 15,346       $ 14,549


                                                                                  December 31,
                                                                                  ------------

                                                             1996           1995          1994          1993          1992
                                                             ----           ----          ----         ------        ------
Balance Sheet Data:                                                                  (In thousands)
Cash ...............................................       $ 5,634        $ 7,514       $ 5,502       $ 1,002        $   937
Working capital (deficiency) .......................          (509)         4,134         2,074        (4,549)        (4,700)
Total assets .......................................        96,723         27,532        21,873        18,373         18,071
Total debt .........................................        47,517            390           516        10,422         11,716
Shareholders' equity ...............................        27,881         20,802        15,627         3,418          2,516



(1) The Consolidated Financial Statements of the Company include entities which, prior to a reorganization which occurred in 1994 shortly before the Company's initial public offering (the "Reorganization"), were affiliated through common ownership and control.

(2) Supplemental pro forma amounts for the years ended December 31, 1994 and 1993 reflect (i) the elimination of $345,000 and $1,208,000, respectively, in management fees paid to a related entity, (ii) the inclusion of $133,000 and $320,000, respectively, in executive compensation, (iii) the elimination of $413,000 and $946,000 , respectively, of interest expenses on Company debt which was repaid with the proceeds of the initial public offering in 1994, (iv) the elimination of $198,000 and $0, respectively, of loss on early extinguishment of debt, and (v) a provision for income taxes of $377,000 and $701,000, respectively, as if the S corporations and partnerships comprising part of the Company prior to the Reorganization in 1994 had been taxed as C corporations. There were no supplemental pro forma adjustments for any subsequent periods.

(3) Based on 8,400,000 shares of Common Stock outstanding before the initial public offering in May 1994, plus 4,500,000 shares sold by the Company in the initial public offering.

(4) Does not reflect attendance at the Thoroughbred Track for wagering on simulcasts when live racing is not conducted, but does reflect attendance at the Reading, Chambersburg, York and Lancaster OTWs, which opened in May 1992, April 1994, March 1995 and July 1996, respectively.

(5) Amounts equal total pari-mutuel revenues, less purses paid to Horsemen, taxes payable to Pennsylvania, and simulcast commissions or host track fees paid to other racetracks.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Penn National's pari-mutuel revenues are comprised of (i) wagering on Penn National races at the Thoroughbred and Harness Tracks, Penn National's OTWs, other Pennsylvania racetracks and OTWs and through Telebet, as well as wagering at the Thoroughbred and Harness Tracks on certain stakes races run at out-of-state racetracks (referred to in the Company's financial statements as "pari-mutuel revenues from Penn National races"), (ii) wagering on full cards of import simulcast races at the Thoroughbred and Harness Tracks, Penn National's OTWs and through Telebet (referred to in the Company's financial statements as "pari-mutuel revenues from import simulcasting") and (iii) fees from wagering on export simulcasting Penn National races at out-of-state locations (referred to in the Company's financial statements as "pari-mutuel revenues from export simulcasting"). Penn National's other revenues are comprised of admissions, program sales and certain other ancillary activities and food and beverage sales and concessions. All revenues and expenses derived from the Harness Track and from the Pocono OTWs are only included from the date of the Pocono Downs Acquisition (November 28, 1996).

The amount of revenue to Penn National from a wager depends upon where the race is run and where the wagering takes place. Pari-mutuel revenues from Penn National races and import simulcasting of out-of-state races consist of the total amount wagered, less the amount paid as winning wagers. Pari-mutuel revenues from wagering at the Thoroughbred and Harness Tracks or Penn National's OTWs on import simulcasting from other Pennsylvania racetracks consists of the total amount wagered, less the amounts paid as winning wagers, amounts payable to the host racetrack and pari-mutuel taxes to Pennsylvania. Pari-mutuel revenues from export simulcasting consists of amounts payable to Penn National by the out-of-state racetracks with respect to wagering on live races at the Thoroughbred and Harness Tracks.

Operating expenses include purses payable to the horsemen, commissions to other racetracks with respect to wagering at their facilities on races at the Thoroughbred and Harness Tracks, pari-mutuel taxes on Penn National races and export simulcasting and other direct and indirect operating expenses.

The Pennsylvania Race Horse Industry Reform Act specifies the maximum percentages of each dollar wagered on horse races in Pennsylvania which may be retained by Penn National (prior to required payments to the horsemen and applicable taxing authorities). The percentages vary, based on the type of wager; however, the average percentage is approximately 20%. The balance of each dollar wagered must be paid out as winning wagers. With the exception of revenues derived from wagers at the Thoroughbred and Harness Tracks or the Penn National OTWs, Penn National's revenues on each race are determined pursuant to such maximum percentage and agreements with the other racetracks and OTWs at which wagering is taking place. Amounts payable to the horsemen are determined under agreements with the horsemen and vary depending upon where the wagering is conducted and the racetrack at which such races take place. The horsemen receive their share of such wagering as race purses. Penn National retains a higher percentage of wagers made at its own facilities than of wagers made at other locations. See "Business -- Purses; Agreements with Horsemen."

RESULTS OF OPERATIONS

The following table sets forth certain data from the Consolidated Statements of Income of the Company as a percentage of total revenues:


                                                              Year Ended December 31,
                                                              -----------------------

                                                           1996         1995        1994
                                                           ----         ----        ----

Revenues
Pari-mutuel revenues
   Penn National races.................................    29.8%        37.1%       50.9%
   Import simulcasting.................................    52.5         47.3        36.9
   Export simulcasting.................................     5.3          3.7         2.6
Admissions, programs and other
   racing revenues.....................................     7.0          6.4         5.5
Concession revenues....................................     5.4          5.5         4.1
                                                            ---          ---         ---

     Total revenues....................................   100.0        100.0       100.0
                                                          -----        -----       -----

Operating expenses
   Purses, stakes and trophies.........................    20.5         21.0        23.2
   Direct salaries, payroll taxes and
     employee benefits.................................    13.8         13.3        14.6
   Simulcast expenses..................................    14.7         15.8        19.3
   Pari-mutuel taxes...................................     8.5          8.6         8.8
   Other direct meeting expenses.......................    15.3         14.2        13.8
   OTW concession expenses.............................     3.9          3.9         2.7
   Management fees paid to related entity..............      --           --         0.8
   Other operating expenses............................     8.3          8.9         7.2
                                                          -----        -----       -----

     Total operating expenses..........................    84.9         85.7        90.4
                                                          -----        -----       -----

Income from operations.................................    15.1         14.3         9.6
                                                          -----        -----       -----

Other income (expenses)
   Interest income (expense), net......................    (0.2)         0.4        (0.7)
   Other...............................................      --           --          --
                                                             --           --          --

      Total other income (expenses)....................    (0.2)         0.4        (0.7)
                                                          -----        -----       -----

Income before income taxes and
   extraordinary item..................................    14.9         14.7         8.9
                                                          =====        =====       =====

Net income.............................................     8.8          8.7         5.7
                                                          =====        =====       =====


         Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Total revenues increased by approximately $5.1 million or 8.9% from $57.7 million in 1995 to $62.8 million in 1996. The increase was attributable to an increase in import and export simulcasting revenues, offset in part by a decrease in pari-mutuel revenues on Penn National races. The increases in pari-mutuel revenue from import simulcasting, admissions, programs and other racing revenues and concession revenue were due primarily to operating the York OTW facility for twelve months in 1996 compared to nine months in 1995, the opening of the Lancaster OTW facility in July of 1996, and the additional revenue from the Pocono Downs Acquisition since November 28, 1996. The increase in export simulcasting revenue of $1.2 million or 56.3% from $2.1 million to $3.3 million resulted from the marketing of Penn National races to additional out-of-state locations. The decrease in pari-mutuel revenues on Penn National races was due to increased import simulcasting revenue form wagering on other racetracks at Company facilities and inclement winter weather conditions throughout the state of Pennsylvania during the first quarter. For the year, Penn National was scheduled to run 217 live race days but canceled eleven in the first quarter due to weather. In 1995, Penn National ran 204 live race days and had six cancellations.

         Total operating expenses increased by approximately $4.0 million or 8.0% from $49.4 million in 1995 to $53.4 million in 1996. The increase in operating expenses resulted from a full year of operations for the York OTW compared to nine months in 1995, six months of operating expenses for the new Lancaster OTW, one month of operating expenses at Pocono Downs and the expansion of the corporate staff and office facility at Wyomissing in June of 1995.

         Income from operations increased by approximately $1.2 million or 14.6% from $8.3 million in 1995 to $9.5 million in 1996 due to the factors described above.

          The Company had other operating expenses of $156,000 in 1996 compared to other operating income of $208,000 in 1995, primarily as a result of increased interest expense. The increase in interest expense is due to the company incurring bank debt of $47 million on November 27, 1996 for the purchase of Pocono Downs.

         Net income increased 10.3% or $514,000 from $5.0 million in 1995 to $5.5 million in 1996 reflecting the factors described above. Income tax expense increased from $3.5 million to $3.8 million due to the increase in income for the year.


         Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Total revenues increased by approximately $11.6 million or 25.3% from $46.0 million to $57.7 million in 1995. This increase was primarily attributable to an increase in import and export simulcasting revenues, admissions, programs and other racing revenues and concession revenues. The increase in revenues resulted from a full year of operations at the Chambersburg OTW compared to eight months of operations in 1994, the opening of the York OTW in March 1995, and an increase of approximately $955,000 or 80.5% from $1.2 million to $2.1 million in export simulcasting revenues due to Penn National races being broadcast to additional out-of-state locations. The decrease in pari-mutuel revenues from live races at the Thoroughbred Track was due to the decrease in the number of live race days from 219 race days in 1994 to 204 race days in 1995.

Total operating expenses increased by approximately $7.8 million or 18.8% from $41.6 million to $49.4 million in 1995. The increase in operating expenses resulted from a full year of operations at the Chambersburg OTW, the opening of the York OTW and the expansion of the corporate staff and office facility in Wyomissing. The decrease in management fees was a result of the management fees being discontinued when Penn National completed its initial public offering in 1994.

Income from operations increased by approximately $3.8 million or 86.6% from $4.4 million to $8.3 million due to the factors described above.

Total other income (expense) increased by approximately $533,000 due to the investment of available cash reserves and the decrease in interest expense as a result of repayment of all bank debt with the proceeds of Penn National's initial public offering in May 1994.

Net income increased by approximately $2.4 million or 91.9% from $2.6 million to $5.0 million reflecting the factors described above. Income tax expenses increased from $1.4 million to $3.5 million due to the increased income for the year.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Penn National's primary sources of liquidity and capital resources have been cash flow from operations and borrowings from banks and related parties. During the year ended December 31, 1996, Penn National's cash position decreased by approximately $1.9 million from $7.5 million at December 31, 1995 to $5.6 million at December 31, 1996, as a result of expenditures for improvements and equipment at the Thoroughbred Track, construction of the Lancaster OTW, the start of construction of the Williamsport OTW and prepaid acquisition costs in connection with the Pocono Downs and Charles Town Acquisitions.

Net cash provided from operating activities totaled approximately $8.0 million for the year ended December 31, 1996, of which $7.2 million came from net income and non-cash expenses, which was offset by other operating activity items.

Cash flows used in investing activities for the year ended December 31, 1996 totaled approximately $55.8 million. Capital expenditures totaled $7.0 million for improvements and equipment at the Thoroughbred Track, the construction of the Lancaster OTW and the start of construction of the Williamsport OTW. Prepaid acquisition costs totaled $1.6 million for the Charles Town Acquisition. The acquisition of Pocono Downs totaled $48.2 million.

Cash flows from financing activities for the year ended December 31, 1996 totaled approximately $1.6 million from the exercise of options and warrants and the issuance of 410,290 shares of Common Stock and $47 million in proceeds from long-term debt.

At December 31, 1996, the Company was contingently obligated under letters of credit with face amounts aggregating $1,436,000. The $1,436,000 consisted of $1,336,000 relating to the horsemens' account balances and $100,000 for Pennsylvania pari-mutuel taxes.

In November 1996, the Company entered into an agreement with a bank group which provides an aggregate of $75 million of credit facilities ("Credit Facility Agreement"). Simultaneously with the closing of the Credit Facility Agreement, the Company repaid amounts outstanding under its old facility and replaced it. The credit facilities consist of two term loan facilities of $47 million and $23 million (together, the "Term Loans") which were used for the Pocono Downs and Charles Town acquisitions, respectively, and which will be used for a portion of the cost of refurbishment of the Charles Town Facility, and a revolving credit facility of $5 million (together, the "Loans"). The credit facilities mature in November 2001. The Loans are secured by substantially all of the assets of the Company. The Credit Facility Agreement provides for certain covenants, including those of a financial nature.

Funding of the first $47 million Term Loan facility took place on November 27, 1996 in conjunction with the Pocono Downs acquisition. On January 15, 1997, the Charles Town Acquisition was consummated and, in accordance with the terms of the Credit Facility Agreement, the second $23 million Term Loan was made available for utilization by the Company. The Company borrowed $16.5 million of the $23 million Term Loan on January 15, 1997.

The $5 million revolving credit facility (the "Revolving Facility") includes a $2 million sublimit for standby letters of credit for periods of up to twelve months. Up to $3 million of the Revolving Facility was made available on November 27, 1996. The remaining $2 million was made available upon completion of the Charles Town Acquisition on January 15, 1997.

At the Company's option, the Loans may be maintained from time to time as Base Rate Loans, which shall bear interest at the highest of: (1) 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate, (2) the rate that the bank group announces from time to time as its prime lending rate and (3) 1/2 of 1% in excess of the federal funds rate plus an applicable margin of up to 2%. The Loans may also be maintained as Reserve Adjusted Eurodollar Loans, which bear interest at a rate tied to a eurodollar rate plus an applicable margin of up to 3%.

Mandatory repayments of the Term Loans and the Revolving Facility are required in an amount equal to a percentage of the net cash proceeds from any issuance or incurrence of equity or funded debt by the Company, that percentage to be dependent upon the then outstanding balances of the Term Loans and the Revolving Facility and the Company's leverage ratio; however, the Credit Facility Agreement, as amended, permitted the Company to retain up to the first $8 million of proceeds from an offering of the Company's equity securities. As a result of the Company's offering, the Company retained $4 million of such proceeds. Mandatory repayments of varying percentages are also required in the event of either asset sales in excess of stipulated amounts or defined excess cash flow.

In February 1997, the Company completed a second public offering which generated proceeds of approximately $23 million after payment of commissions and other offering expenses. The Company used $19 million of the proceeds to repay a portion of the company's bank debt. The remaining amount of approximately $4 million will be used to finance the refurbishment of the Charles Town facility.

During 1997, the Company anticipates capital expenditures of approximately $4.0 million to construct the Downingtown OTW, approximately $3.0 million to complete the Williamsport OTW, approximately $4.0 million towards the construction of two additional OTWs and approximately $1.0 million for miscellaneous capital expenditures and improvements. Under the Credit Facility, the Company is permitted to make capital expenditures (not including the refurbishment of the Charles Town Facility or the cost of Gaming Machines) of $12.0 million in 1997, $4.0 million in 1998 and $2.0 million in 1999 and thereafter. The Company anticipates expending approximately $16.0 million on the refurbishment of the Charles Town Facility (excluding the cost of Gaming Machines).

In December 1995, the Company agreed in principle to form a joint venture to develop, manage and operate pari-mutuel racing facilities in a state other than Pennsylvania or West Virginia. The actual formation of the joint venture is subject to numerous contingencies, including receipt of regulatory approval from that state's Horse Racing Commission and approval of the Company's lenders. The Company intends to fund, if successful, the joint venture's operations through additional borrowings and the Company's working capital.

On February 26, 1996, construction began on the Lancaster OTW. The construction costs totaled approximately $2.7 million and were funded from the Company's cash reserves. The Lancaster OTW opened July 11, 1996.

On May 13, 1996, the Company loaned $400,000 to an unrelated company in Downingtown in connection with an option to acquire land upon which the Company may construct an OTW. The loan bears interest at a rate of 10% per annum and matures on May 13, 1997.

The Company currently estimates that the net proceeds of the offering, together with cash generated from operations and borrowings under the Credit Facility, will be sufficient to finance its current operations, potential obligations relating to the Acquisitions and planned capital expenditure requirements at least through 1997. There can be no assurance, however, that the Company will not be required to seek additional capital at an earlier date. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or, if available, on terms acceptable to the Company. If additional funds are raised by issuing equity securities, existing shareholders may experience dilution.

EFFECT OF INCLEMENT WEATHER AND SEASONALITY

Because horse racing is conducted outdoors, variable weather contributes to the seasonality of the Company's business. Weather conditions, particularly during the winter months, may cause races to be canceled or may curtail attendance. During the year ended December 31, 1995, the Company lost six scheduled racing days due to weather conditions and during the year ended December 31, 1996, the Company lost eleven scheduled racing days due to weather conditions. Over the previous five years, the Company lost an average of four days per year due to inclement weather. Because a substantial portion of the Company's Thoroughbred Track and Harness Track expenses are fixed, the loss of scheduled racing days could have a material adverse effect on the Company's business, financial condition and results of operations.

The severe winter weather in 1996 also resulted in the closure of the Company's OTW facilities for two days in January 1996. Although weather conditions reduced attendance at OTWs, the reduction in attendance at OTWs on days when both the Thoroughbred Track and the OTWs were open was proportionately less than the reduction in attendance at the Thoroughbred Track. Because of the Company's growing dependence upon OTW operations, severe weather that causes the Company's OTWs to close could have a material adverse effect on the Company's business, financial condition and results of operations.

Attendance and wagering at the Company's facilities have been favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the Breeders' Cup in autumn. As a result, the Company's revenues and net income have been greatest in the second and third quarters of the year and lowest in the first and fourth quarters of the year.

OTHER MATTERS

During 1995, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the provisions of SFAS 121 during the year ended December 31, 1995. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

During 1995, the FASB also adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with nonemployees was required for all such transactions entered into after December 15, 1995 and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employers" ("APB 25") uses what is referred to as an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25, for its stock-based employee compensation arrangements. Accordingly, no compensation cost has been recognized. In accordance with SFAS 123, the Company disclosed the effects of employee stock options issued for the years ended December 31, 1996 and 1995.

 On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This pronouncement is effective for financial statements issued for periods ending after December 15, 1997 and provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earning per Share". SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is calculated by dividing net income by the common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company does not feel that the adoption of SFAS 128 will have a material effect in 1997.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



Report of Independent Certified Public Accountants           31

Consolidated financial statements
         Balance sheets                                      32 - 33
         Statements of income                                34 - 35
         Statements of shareholders' equity                  36
         Statements of cash flows                            37 - 38

Notes to consolidated financial statements                   39 - 64

Report of Independent Certified Public Accountants



Penn National Gaming, Inc.
  and Subsidiaries
Wyomissing, Pennsylvania

We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn National Gaming, Inc. and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                        /s/ BDO SEIDMAN, LLP

                                                        BDO SEIDMAN, LLP


Philadelphia, Pennsylvania
February 25, 1997

                   Penn National Gaming, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 (In Thousands, Except Per Share and Share Data)



                                                             December 31,
                                                             ------------
                                                          1996          1995
                                                          ----          ----

Assets

Current assets
  Cash                                                   $ 5,634       $ 7,514
  Accounts receivable                                      4,293         1,618
  Prepaid expenses and other current assets                1,552           600
  Deferred income taxes                                       90           104
                                                         -------       -------

Total current assets                                      11,569         9,836
                                                         -------       -------

Property, plant and equipment, at cost
  Land and improvements                                   15,728         3,336
  Building and improvements                               30,484         8,651
  Furniture, fixtures and equipment                        8,937         4,696
  Transportation equipment                                   366           309
  Leasehold improvements                                   6,680         4,363
  Leased equipment under capitalized lease                 1,626           824
  Construction in progress                                 2,926           255
                                                         -------       -------

                                                          66,747        22,434
  Less accumulated depreciation and amortization           8,029         6,728
                                                         -------       -------

Net property, plant and equipment                         58,718        15,706
                                                         -------       -------
Other assets
  Excess of cost over fair market value of
    net assets acquired (net of accumulated
    amortization of $811 and $713, respectively)          21,885         1,898
  Prepaid acquisition costs                                1,764            --
  Deferred financing costs                                 2,416            --
  Miscellaneous                                              371            92
                                                         -------       -------

Total other assets                                        26,436         1,990
                                                         -------       -------

                                                         $96,723       $27,532
                                                         =======       =======


    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 (In Thousands, Except Per Share and Share Data)


                                                             December 31,
                                                             ------------
                                                         1996           1995
                                                         ----           ----

Liabilities and Shareholders' Equity

Current liabilities
  Current maturities of long-term debt
    and capital lease obligations                      $ 1,563        $   250
  Accounts payable                                       5,066          1,395
  Purses due horsemen                                    1,421          1,293
  Uncashed pari-mutuel tickets                           1,336            704
  Accrued expenses                                       1,880            702
  Customer deposits                                        420            315
  Income taxes                                              --            797
  Taxes, other than income taxes                           392            246
                                                       -------        -------

Total current liabilities                               12,078          5,702
                                                       -------        -------

Long-term liabilities
  Long-term debt and capital lease obligations,
    net of current maturities                           45,954            140
  Deferred income taxes                                 10,810            888
                                                       -------        -------

Total long-term liabilities                             56,764          1,028
                                                       -------        -------

Commitments and contingencies

Shareholders' equity
  Preferred stock, $.01 par value
    Authorized 1,000,000 shares
    Issued none                                             --             --
  Common stock, $.01 par value
    Authorized 20,000,000 shares
    Issued and outstanding 13,355,290 and
      12,945,000, respectively                             134             43
  Additional paid-in capital                            14,299         12,821
  Retained earnings                                     13,448          7,938
                                                       -------        -------

Total shareholders' equity                              27,881         20,802
                                                       -------        -------

                                                       $96,723        $27,532
                                                       =======        =======



    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)


                                                               Year ended December 31,
                                                               -----------------------
                                                             1996        1995       1994
                                                             ----        ----       ----

Revenues
  Pari-mutuel revenues
    Penn National races                                     $18,727     $21,376    $23,428
    Import simulcasting                                      32,992      27,254     16,968
    Export simulcasting                                       3,347       2,142      1,187
  Admissions, programs and other racing revenues              4,379       3,704      2,563
  Concession revenues                                         3,389       3,200      1,885
                                                            -------     -------    -------

Total revenues                                               62,834      57,676     46,031
                                                            -------     -------    -------

Operating expenses
  Purses, stakes and trophies                                12,874      12,091     10,674
  Direct salaries, payroll taxes and employee benefits        8,669       7,699      6,707
  Simulcast expenses                                          9,215       9,084      8,892
  Pari-mutuel taxes                                           5,356       4,963      4,054
  Other direct meeting expenses                               9,583       8,214      6,375
  Off-track wagering concession expenses                      2,451       2,221      1,231
  Management fees paid to related party                          --          --        345
  Other operating expenses                                    5,226       5,149      3,329
                                                            -------     -------    -------

Total operating expenses                                     53,374      49,421     41,607
                                                            -------     -------    -------

Income from operations                                        9,460       8,255      4,424
                                                            -------     -------    -------

Other income (expenses)
  Interest (expense)                                           (506)        (71)      (465)
  Interest income                                               350         269        125
  Other                                                          --          10         15
                                                            -------     -------    -------

Total other income (expense)                                   (156)        208       (325)
                                                            =======     =======    =======

                   Penn National Gaming, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)


                                                               Year ended December 31,
                                                               -----------------------
                                                              1996       1995       1994
                                                              ----       ----       ----


Income before income taxes and
  extraordinary item                                        $ 9,304     $ 8,463    $ 4,099
Taxes on income                                               3,794       3,467      1,381
                                                            -------     -------    -------

Income before extraordinary item                              5,510       4,996      2,718
                                                            -------     -------    -------

Extraordinary item
  Loss on early extinguishment of debt,
    net of income taxes of $83                                   --          --        115
                                                            -------     -------    -------

Net income                                                  $ 5,510     $ 4,996    $ 2,603
                                                            =======     =======    =======

Net income per share                                        $   .39     $   .38
                                                            =======     =======

Supplemental pro forma
  Historical net income before taxes on income                                     $ 4,099
  Supplemental pro forma adjustments                                                   625
                                                                                   -------

Supplemental pro forma income
  before taxes on income                                                             4,724
Supplemental pro forma taxes on income                                               2,000
                                                                                   -------

Supplemental pro forma net income                                                  $ 2,724
                                                                                   =======

Supplemental pro forma net income per share                                        $   .22
                                                                                   =======

Weighted average common shares outstanding                   14,020      13,104     12,663
                                                            =======     =======    =======


    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                        (In Thousands, Except Share Data)




                                                        Common Stock        Additional
                                                        ------------         Paid-In       Retained
                                                   Shares      Amount        Capital       Earnings       Total
                                                   ------      ------       ----------     --------       -----


Balance, January 1, 1994                         8,400,000    $      28   $           2   $    3,388    $   3,418

Deferred income taxes of S
  corporations and partnerships                         --           --            (302)          --         (302)

Distributions to stockholders                           --           --              --       (3,049)      (3,049)

Issuance of common stock                         4,500,000           15          12,942           --       12,957

Net income for the year ended
  December 31, 1994                                     --           --              --        2,603        2,603
                                                ----------    ---------   -------------   ----------    ---------

Balance, December 31, 1994                      12,900,000           43          12,642        2,942       15,627

Issuance of common stock                            45,000           --             179           --          179

Net income for the year ended
  December 31, 1995                                     --           --              --        4,996        4,996
                                                ----------    ---------   -------------   ----------    ---------

Balance, December 31, 1995                      12,945,000           43          12,821        7,938       20,802

Issuance of common stock                           410,290            4           1,565           --        1,569

Stock splits                                            --           87             (87)          --           --

Net income for the year ended
  December 31, 1996                                     --           --              --        5,510        5,510
                                                ----------    ---------   -------------   ----------    ---------

Balance, December 31, 1996                      13,355,290    $     134   $      14,299   $   13,448    $  27,881
                                                ==========    =========   =============   ==========    =========


    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                        Year ended December 31,
                                                                        -----------------------
                                                                      1996        1995       1994
                                                                      ----        ----       ----

Cash flows from operating activities
  Net income                                                       $  5,510     $ 4,996    $ 2,603
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization                                   1,433         881        699
      Extraordinary loss related to early extinguishment
        of debt, before income tax benefit                               --          --        198
      Deferred income taxes                                             228          20        493
      Decrease (increase) in
        Accounts receivable                                          (1,870)       (362)      (309)
        Prepaid expenses and other current assets                       871        (158)       (60)
        Miscellaneous other assets                                     (255)          5        (56)
      Increase (decrease) in
        Accounts payable                                              1,288         (15)      (228)
        Purses due horsemen                                            (248)        297         85
        Uncashed pari-mutuel tickets                                    632         184        (12)
        Accrued expenses                                              1,092        (376)       196
        Customer deposits                                               105          16        (10)
        Taxes other than income taxes                                   146         239       (147)
        Income taxes                                                   (985)        190        607
                                                                   --------     -------    -------

Net cash provided by operating activities                             7,947       5,917      4,059
                                                                   --------     -------    -------
Cash flows from investing activities
  Expenditures for property and equipment                            (6,995)     (3,958)    (2,852)
  (Increase) in advances to related parties                              --          --     (3,688)
  (Increase) in prepaid acquisition costs                            (1,514)         --         --
  Acquisition of business, net of cash acquired                     (47,320)         --         --
                                                                   --------     -------    -------

Net cash (used in) provided by investing activities                 (55,829)     (3,958)       836
                                                                   --------     -------    -------

                   Penn National Gaming, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)




                                                                  Year ended December 31,
                                                                  -----------------------
                                                                1996        1995      1994
                                                                ----        ----      ----

Cash flows from financing activities
  Proceeds from sale of common stock                           $ 1,569     $  179    $12,957
  Principal payments on notes payable, banks                        --         --     (1,289)
  Proceeds from notes payable, related party                        --         --        178
  Principal payments on notes payable, related party                --         --       (361)
  Proceeds of long-term debt                                    47,000         --        800
  Principal payments on long-term debt and
    capitalized lease obligations                                 (123)      (126)    (9,433)
  Increase in unamortized financing cost                        (2,444)        --       (182)
  Distributions to shareholders                                     --         --     (3,049)
  (Decrease) in advances from related parties                       --         --        (16)
                                                               -------     ------    -------

Net cash provided by (used in) financing activities             46,002         53       (395)
                                                               -------     ------    -------

Net (decrease) increase in cash                                 (1,880)     2,012      4,500

Cash, at beginning of year                                       7,514      5,502      1,002
                                                               -------     ------    -------

Cash, at end of year                                           $ 5,634     $7,514    $ 5,502
                                                               =======     ======    =======


    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.  Summary of
    Significant
    Accounting
    Policies

Principles of Consolidation and Reorganization

The consolidated financial statements include the following entities of Penn National Gaming, Inc. prior to the reorganization, as described below, and which were affiliated through common ownership and control.

      Mountainview Thoroughbred Racing Association ("Mountainview") Pennsylvania National Turf Club, Inc. ("Turf Club")
      PNRC Reading, Inc. (An S Corporation)
      PNRC Chambersburg, Inc. (An S Corporation)
      PNRC Limited Partnership
      Carlino Family Partnership
      Penn National Gaming, Inc.,
        formerly called PNRC Corp. (An S Corporation)

The consolidated financial statements for the periods prior to the reorganization have been prepared as if the entities had operated as a single consolidated group assuming that the reorganization had taken place. After the reorganization and the current year's business acquisition (see Note 2), the consolidated financial statements include the accounts of Penn National Gaming, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reorganization

The Company completed an initial public offering on May 25, 1994 by selling 4,500,000 shares of its common stock.

On April 11, 1994, the Company entered into an agreement and plan of reorganization, pursuant to which, on May 24, 1994: (1) Penn National Gaming, Inc. ("Parent") acquired all of the outstanding stock of Mountainview, Turf Club, PNRC Reading, Inc. and PNRC Chambersburg, Inc., (2) Penn National Gaming, Inc. acquired the limited partners' interests in PNRC Limited Partnership and all of the partnership interests in Carlino Family Partnership, and these partnerships were liquidated into the Company. In exchange for the stock and assets acquired in the transactions, the Company issued 8,400,000 shares of its common stock. Pursuant to the reorganization, Turf Club, Mountainview, PNRC Reading, Inc. and PNRC Chambersburg, Inc. became wholly-owned subsidiaries of the Parent. Subsequent to the

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


reorganization, the Company merged PNRC Reading, Inc. and PNRC Chambersburg, Inc. into Mountainview in accordance with a statutory merger, leaving Turf Club and Mountainview as the only subsidiaries of the Company.

The transaction was treated similar to a pooling of interests and the exchange of stock and partnership interests was a tax-free exchange.

Description of Business

The Company, which began operations in 1972, provides pari-mutuel wagering opportunities on both live and simulcast thoroughbred and harness horse races at two racetracks and six off-track wagering facilities ("OTWs") located principally in Eastern and Central Pennsylvania. Prior to the consummation of the acquisition of Pocono Downs (see Note 2), the Company owned and operated Penn National Race Course located outside Harrisburg, Pennsylvania (the "Thoroughbred Track"), and four OTWs in Chambersburg, Lancaster, Reading and York, Pennsylvania. On November 27, 1996, the Company consummated the Pocono Downs Acquisition, and as a result acquired Pocono Downs Racetrack, located near Wilkes-Barre, Pennsylvania (the "Harness Track"), and OTWs in Allentown and Erie, Pennsylvania.

On January 15, 1997, a joint venture, in which the Company has reached an agreement to hold an 89% interest, acquired substantially all of the assets relating to Charles Town Races, a thoroughbred racing facility in Jefferson County, West Virginia (see Note 2). The Company expects to refurbish the Charles Town facility as an entertainment complex that will feature gaming machines, live racing, dining and simulcast wagering.

The Company conducts wagering at its tracks and its OTWs on thoroughbred and harness races which it runs at its tracks and on thoroughbred and harness races simulcast from other racetracks. The Company also simulcasts its races for wagering at other racetracks and OTWs, including all Pennsylvania racetracks and OTWs and locations outside Pennsylvania. Wagering on Company races and races simulcast from other racetracks also occurs through the Company's telephone account betting network.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Glossary of Terminology

The following is a listing of terminology used throughout the financial statements:

The Company's    --      The Thoroughbred Track in Grantville, Pennsylvania
Racetracks               and the Harness Track near Wilkes-Barre, Pennsylvania
                         (See Note 2)

OTW              --      Off-track wagering location.

Pari-mutuel      --      All wagering at the Company's racetracks and OTWs
wagering                 and all wagering on Penn National races at other
                         racetracks and their OTWs.

Telebet          --      Telephone account wagering.

Totalisator      --      Computer services provided to the Company by
Services                 Autotote Enterprises, Inc. for processing pari-mutuel
                         betting odds and wagering proceeds.

Pari-mutuel
Revenues:

      Penn National     --     The Company's share of pari-mutuel wagering
      Races                    on races at the Company's racetracks within
                               Pennsylvania and certain stakes races from racetracks outside of Pennsylvania after payment of the amount returned as winning wagers.

      Import            --     Company's share of wagering at the Company's
      Simulcasting             racetracks and OTWs and by Telebet on full
                               cards of races simulcast from other racetracks.

      Export            --     Company's share of wagering at out-of-state
      Simulcasting             locations on Penn National Races.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


A summary of pari-mutuel wagering for the periods indicated is as follows:

                                           Year Ended December 31,
                                           -----------------------
                                       1996         1995         1994
                                       ----         ----         ----

                                               (In Thousands)
Pari-mutuel wagering in
      Pennsylvania on Penn
      National races                $ 89,327      $102,145     $111,248
                                    --------      --------     --------

Pari-mutuel wagering
      on simulcasting
 Import simulcasting from
   other Pennsylvania race
   tracks                             24,780        29,159       28,622

 Import simulcasting from
   out of Pennsylvania
   race tracks                       146,034       113,340       64,839

 Export simulcasting to
   out of Pennsylvania
   wagering facilities               112,871        72,252       40,337
                                    --------      --------     --------

                                     283,685       214,751      133,798
                                    --------      --------     --------

Total pari-mutuel wagering          $373,012      $316,896     $245,046
                                    ========      ========     ========

Racing Meet

The Company's racing seasons for the years ended December 31, 1996, 1995 and 1994 totaled 206, 204 and 219 live race days, respectively.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Depreciation and Amortization

Depreciation of property and equipment and amortization of leasehold improvements are computed by the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives. Depreciation and amortization for the years ended December 31, 1996, 1995 and 1994 amounted to $1,301,000, $814,000 and $612,000, respectively.

The excess of cost over fair value of net assets acquired is being amortized on the straight-line method over a forty year period. Amortization expense for 1996, 1995 and 1994 amounted to $98,000, $67,000 and $67,000, respectively. The
Company evaluates the recoverability of the goodwill quarterly, or more frequently whenever events and circumstances warrant revised estimates, and considers whether the goodwill should be completely or partially written off or the amortization period accelerated.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during the year ended December 31, 1995. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 1996, the Company has determined that no impairment has occurred.

Income Taxes

Prior to the reorganization, certain entities included within these financial statements were partnerships and "S" corporations. Therefore, no provision had been made for income taxes since such taxes, if any, were the liabilities of the individual partners and shareholders.

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS
109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Cash and Cash Equivalents

The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash equivalents.

Net Income Per Common Share

Net income and supplemental pro forma net income per share are calculated by dividing net income or supplemental pro forma net income by the weighted average number of common stock outstanding (see Note 8) adjusted by the dilutive effect of common stock equivalents, which consist of stock options (using the treasury stock method) and warrants. All net income per share calculations reflect all stock splits (see Note 10).

Deferred Financing Costs

Deferred financing costs, which were incurred by the Company in connection with the new credit facility (see Note 3), are charged to operations as additional interest expense over the life of the underlying indebtedness using the interest method adjusted to give effect to any early repayments.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term (less than seven days) money market and tax free bond funds which are exposed to minimal interest rate and credit risk. At December 31, 1996 and 1995, the Company had bank deposits which exceeded federally insured limits by approximately $499,000, and $248,000 respectively, and money market and tax free bond funds of approximately $2,553,000 and $6,400,000, respectively. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. The Company's customer base consists principally of other race tracks and OTWs. Historically, the Company has not incurred any significant credit related losses.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Fair Value of Financial Instruments

As of December 31, 1996 and 1995, the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

     Cash and Cash Equivalents: The carrying amount approximates the fair value due to the short-term maturity of the cash equivalents.

     Long-Term Debt and Capital Lease Obligations: The fair value of the Company's long-term debt and capital lease obligations is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount approximates fair value since the Company's interest rates approximate current interest rates.

Prepaid Acquisition Costs

Prepaid acquisition costs, which were incurred by the Company substantially in connection with the Charles Town Acquisition (see Note 2), will be included in the purchase price of the Charles Town Acquisition and allocated to the appropriate assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

2.  Acquisitions

Pocono Downs Acquisition

On November 27, 1996, the Company purchased all of the capital stock of The Plains Company and the limited partnership interests in The Plains Company's affiliated entities (together, "Pocono Downs") for an aggregate purchase price of $48.2 million plus acquisition-related fees and expenses of $730,000 (the "Pocono Downs Acquisition"). Pocono Downs conducts live harness racing at the harness racetrack located near Wilkes-Barre, Pennsylvania (the "Harness Track"), export simulcasting of Harness Track races to locations throughout the United States, pari-mutuel wagering at the Harness Track and at OTWs in Allentown and Erie, Pennsylvania on Pocono Downs races and on import simulcast races from other racetracks, and telephone account wagering on live and import simulcast races.

The Pocono Downs Acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. In accordance with SFAS 109, the Company recorded an additional increase to goodwill of approximately $9.7 million and a corresponding increase to a deferred tax liability, representing the difference between the financial and tax bases of certain assets acquired.

The results of operations of Pocono Downs have been included in the Company's consolidated financial statements since the effective date of the acquisition. The balance of the purchase price was recorded as cost over net assets acquired as goodwill, approximately $10.4 million, and is being amortized over forty years on a straight-line basis. The Company used its credit facility (see
Note 3) and cash of Pocono Downs to fund the acquisition.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


The following unaudited pro forma financial information for the Company gives effect to the Pocono Downs Acquisition as if it had taken place at the beginning of the fiscal year for each of the periods presented:

                                       Year ended December 31,
                                       -----------------------
                                    1996                    1995
                                    ----                    ----

                                (In Thousands, Except Per Share Data)

Revenues                          $93,849                 $91,530
Net income                          6,306                   6,546
Net income per share                  .45                     .50
                                  -------                 -------

Shares used in computation         14,020                  13,104
                                  -------                 -------

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

In addition, pursuant to the terms of the purchase agreement, the Company will be required to pay the sellers of Pocono Downs an additional $10 million if, within five years after the consummation of the Pocono Downs Acquisition, Pennsylvania authorizes any additional form of gaming in which the Company may participate. The $10 million payment would be payable in annual installments of $2 million for five years, beginning on the date that the Company first offers such additional form of gaming.

Charles Town Acquisition

On February 26, 1996, the Company entered into a joint venture agreement (the "Charles Town Joint Venture") with Bryant Development Company ("Bryant"), the holder of an option to purchase substantially all of the assets of Charles Town Racing Limited Partnership and Charles Town Races, Inc. (together, "Charles Town") relating to the Charles Town Race Track and Shenandoah Downs (together, the "Charles Town Facility") in Jefferson County, West Virginia. In connection with the Charles Town Joint Venture

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


agreement, Bryant assigned the option to the Charles Town Joint Venture. In November 1996, the Charles Town Joint Venture and Charles Town entered into an amended and restated option agreement. On November 5, 1996, Jefferson County, West Virginia approved a referendum permitting installation of gaming machines at the Charles Town Facility. On January 15, 1997, the Charles Town Joint Venture acquired substantially all of the assets of Charles Town (the "Charles Town Acquisition") for approximately $16.5 million plus acquisition-related fees and expenses of approximately $1.6 million. Pursuant to the original operating agreement governing the Charles Town Joint Venture, the Company held an 80% ownership interest in the Charles Town Joint Venture and was obligated to contribute 80% of the purchase price of the Charles Town Acquisition and 80% of the cost of refurbishing the Charles Town Facility. In fact, the Company contributed 100% of the purchase price of the Charles Town Acquisition and expects to contribute 100% of the cost of refurbishing the Charles Town Facility. The Company has reached an agreement with Bryant, pursuant to which the parties have agreed to amend the operating agreement to increase the Company's ownership interest to 89% and decrease Bryant's ownership interest to 11%. In addition, the amendment will provide that the entire amount the Company has contributed, and will contribute, to the Charles Town Joint Venture for the acquisition and refurbish ment of the Charles Town Facility would be treated, as between the parties, as a loan to the Charles Town Joint Venture from the Company. The proposed changes in the ownership of the Charles Town Venture are subject to the review of applicable West Virginia racing and regulatory authorities. The Charles Town Acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values.

The Charles Town Joint Venture has developed plans for the refurbishment of the Charles Town Facility as an entertainment complex that will feature live racing, dining, simulcast wagering and the installation of gaming machines; the estimated cost of the refurbishment is approximately $16 million exclusive of the costs of gaming machines.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Effective June 4, 1996, the Charles Town Joint Venture entered into a Loan and Security Agreement with Charles Town. The Loan and Security Agree ment provided for a working capital line of credit in the amount of $1,250,000 and a requisite reduction of the purchase price under the option, by $1.60 for each dollar borrowed under that line. Upon consummation of the Charles
Town Acquisition, Charles Town Races, Inc. repaid the loan.

3.  Long-Term
    Debt and
    Capital Lease
    Obligations


                                                               December 31,
                                                               ------------
                                                           1996          1995
                                                           ----          ----
                                                              (In Thousands)
Long-Term Debt

Term loans payable to a bank group in quarterly
installments with interest at 8.625% at
December 31, 1996 and floating rates through
2001. The term loans are collateralized by
substantially all of the Company's assets
(see additional information below under Credit
Facilities).                                              $47,000       $   --

Notes are payable to former minority shareholders
of Pennsylvania National Turf Club, Inc. upon
demand.                                                       130          132

Note payable to Bryant Development Co., Charles
Town Joint Venture partner.  The note is due
April 1, 1998 and accrues interest at 8%.                     250           --

Capital lease obligations                                     137          258
                                                          -------       ------

                                                           47,517          390
Less current maturities                                     1,563          250
                                                          -------       ------

                                                          $45,954       $  140
                                                          =======       ======

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Credit Facilities

At December 31, 1996, the Company was contingently obligated under letters of credit with face amounts aggregating $1,436,000. The $1,436,000 consisted of $1,336,000 relating to the horsemens' account balances and $100,000 for Pennsylvania pari-mutuel taxes.

In November 1996, the Company entered into an agreement with a bank group which provides an aggregate of $75 million of credit facilities ("Credit Facility Agreement"). Simultaneously with the closing of the Credit Facility Agreement, the Company repaid amounts outstanding under its old facility and replaced it. The credit facilities consist of two term loan facilities of $47 million and $23 million (together, the "Term Loans") which were used for the Pocono Downs and Charles Town acquisitions, respectively, and which will be used for a portion of the cost of refurbishment of the Charles Town Facility, and a revolving credit facility of $5 million (together, the "Loans"). The credit facilities mature in November 2001. The Loans are secured by substantially all of the assets of the Company. The Credit Facility Agreement provides for certain covenants, including those of a financial nature.

Funding of the first $47 million Term Loan facility took place on November 27, 1996 in conjunction with the Pocono Downs acquisition. On January 15, 1997, the Charles Town Acquisition was consummated and, in accordance with the terms of the Credit Facility Agreement, the second $23 million Term Loan was made available for utilization by the Company. The Company borrowed $16.5 million of the $23 million Term Loan on January 15, 1997.

The $5 million revolving credit facility (the "Revolving Facility") includes a $2 million sublimit for standby letters of credit for periods of up to twelve months. Up to $3 million of the Revolving Facility was made available on November 27, 1996. The remaining $2 million was made available upon completion of the Charles Town Acquisition on January 15, 1997.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


At the Company's option, the Loans may be maintained from time to time as Base Rate Loans, which shall bear interest at the highest of: (1) 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate, (2) the rate that the bank group announces from time to time as its prime lending rate and (3) 1/2 of 1% in excess of the federal funds rate plus an applicable margin of up to 2%. The Loans may also be maintained as Reserve Adjusted Eurodollar Loans, which bear interest at a rate tied to a eurodollar rate plus an applicable margin of up to 3%.

Mandatory repayments of the Term Loans and the Revolving Facility are required in an amount equal to a percentage of the net cash proceeds from any issuance or incurrence of equity or funded debt by the Company, that percentage to be dependent upon the then outstanding balances of the Term Loans and the Revolving Facility and the Company's leverage ratio; however, the Credit Facility Agreement, as amended, permitted the Company to retain up to the first $8 million of proceeds from an offering of the Company's equity securities. Mandatory repayments of varying percentages are also required in the event of either asset sales in excess of stipulated amounts or defined excess cash flow.

Commencing on December 31, 1997 according to the Credit Facility Agreement, the Term Loans will amortize on a quarterly basis with payments thereunder to be split proportionately between the two Term Loans in annual aggregate amounts as follows (assuming the Term Loans are fully drawn):

      Year                                         Amount
      ----                                         ------

      1997                                        $2,000,000
      1998                                         8,000,000
      1999                                        20,000,000
      2000                                        20,000,000
      2001                                        20,000,000

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

The following is a schedule of future minimum lease payments under capitalized leases and repayment of long-term debt, as of December 31, 1996:

                                                              Term
                                                             Loans
                                                               and
                                         Capitalized         Notes
   December 31,                               Leases       Payable        Total
   ------------                          -----------       -------        -----

                                                               (In Thousands)

     1997                                      $  90       $ 1,473      $ 1,563
     1998                                         51         5,621        5,672
     1999                                         10        13,429       13,439
     2000                                         --        13,429       13,429
     2001                                         --        13,428       13,428
                                               -----       -------      -------

      Total minimum payments                     151        47,380       47,531
      Less interest discount amount               14            --           14
                                               -----       -------      -------

      Total present value of net
        minimum lease payments and
        total notes payable                      137        47,380       47,517
      Current portion                             90         1,473        1,563
                                               -----       -------      -------

      Total non-current portion                $  47       $45,907      $45,954
                                               =====       =======      =======

On February 18, 1997, the Company completed a secondary public offering of 1,725,000 shares of common stock and used $19 million of the $23 million proceeds therefrom to reduce the then outstanding Term Loan amounts (see
Note 10).

4.  Related
    Party
    Transactions

Management fees of $345,000 were paid in 1994 to a related company.

In August 1994, the Company signed a consulting agreement with its former Chairman expiring in August 1999 at an annual payment of $125,000.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

5.  Customer
    Deposits

Customer deposits represent amounts held by the Company for telephone wagering.

6.  Commitments
    and
    Contingencies

The Company is liable for Totalisator Services and equipment under two five-year agreements expiring in 1998. The agreements provide for annual payments based on a specified percentage of the total amount wagered at the Company's race tracks, with minimum annual payments of $500,000.

On July 11, 1996, the Company opened its Lancaster OTW facility. The Company entered into a ten year lease agreement for the 24,050 square feet facility, which provides for minimum annual lease payments of $192,400 in years one through five and $211,640 in years six through ten.

The Company is also liable under numerous operating leases for automobiles, other equipment and buildings, which expire through 2004. Total rental expense under these agreements was $1,001,000, $672,000 and $636,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The future lease commitments relating to non-cancelable operating leases, as of December 31, 1996 are as follows:

    December 31,
    ------------
                                              (In Thousands)

      1997                                        $1,010
      1998                                           886
      1999                                           616
      2000                                           615
      2001                                           624
      Thereafter                                   2,267
                                                  ------

                                                  $6,018
                                                  ======

In March 1996, the Company took an assignment of an agreement to purchase land for its proposed Downingtown OTW facility. The agreement, which provides for a purchase price of $1,696,000, is subject to numerous contingencies including approval from the Pennsylvania State Horse Racing Commission.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


On April 12, 1994, the Company entered into employment agreements with its Chairman and Chief Financial Officer at annual base salaries of $225,000 and $95,000, respectively. The agreements became effective June 1, 1994 and, as amended, terminate on June 30, 1999. Each agreement prohibits the employee from competing with the Company during its term and for one year thereafter, and requires a death benefit payment by the Company equal to 50% of the employee's annual salary in effect at the time of his death.

On June 1, 1995, the Company entered into an employment agreement with its President and Chief Operating Officer at an annual base salary of $210,000. The agreement terminates on June 12, 1998. The agreement prohibits the employee from competing with the Company during its term and for two years thereafter, and requires a death benefit payment by the Company equal to 50% of the employee's annual salary in effect at the time of his death.

Under the agreement between the Company and its former president, the former president received options to purchase 150,000 shares of common stock at $3.33 per share expiring May 31, 2000.

Effective January 1, 1990, the Company adopted a profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code covering all eligible employees who are not members of a bargaining unit. The Company's contributions are set at 50% of employees' elective salary deferrals which may be made up to a maximum of 6% of employee compensation. The Company made contributions to the plan of approximately $89,000, $70,000 and $60,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, the Company has an employee retirement plan under Section 401(k) of the Internal Revenue Code covering Pocono Downs employees. The Company has no obligation to contribute to this plan. The Company may make discretionary contributions based on percentages of employee elective deferrals.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


In December 1995, the Company agreed in principal with an unrelated party to form a joint venture for the purpose of developing, managing and operating pari-mutuel racing facilities in a state other than Pennsylvania or West Virginia. The joint venture is subject to numerous contingencies, including receipt of regulatory approvals from that state's horse racing commission.

On December 11, 1996, GTECH Corporation ("GTECH") commenced an action in the United States District Court for the Northern District of West Virginia against Charles Town, the Company, Penn National Gaming of West Virginia, Inc., a wholly owned subsidiary of the Company, and Bryant. The complaint filed by GTECH alleges that Charles Town and AmTote International, Inc. ("AmTote") were parties to an October 20, 1994 agreement (the "AmTote Agreement"), pursuant to which AmTote was allegedly granted an exclusive right to install and operate a "video lottery system" at the Charles Town Facility. When the AmTote Agreement was entered into, AmTote was a subsidiary of GTECH; GTECH has since divested itself of AmTote, but is purportedly the assignee of certain of AmTote's rights under the AmTote Agreement pursuant to an assignment and assumption agreement dated February 22, 1996. The complaint seeks (i) preliminary and permanent injunctive relief enjoining Charles Town, Bryant, the Company and its subsidiary from consummating the Charles Town Acquisition or any similar transaction unless the purchasing party explicitly accepts and assumes the AmTote Agreement, (ii) a declaratory judgment that the AmTote Agreement is valid and binding, that GTECH has the right to be the exclusive installer, operator, provider and servicer of a video lottery system at the Charles Town Facility and that any party buying the stock or assets of Charles Town must accept and assume the AmTote Agreement and recognize such rights of GTECH thereunder, (iii) compensatory damages, (iv) legal fees and costs and (v) such other further legal and equitable relief as the court deems just and appropriate. On December 23, 1996, the court denied GTECH's motion to preliminarily enjoin the Company from consummating the Charles Town Acquisition unless it accepts and assumes the AmTote Agreement. The court noted that GTECH may pursue its claim for damages and, if warranted, pursue other injunctive relief in the future. The Company consummated the Charles Town Acquisition on January 15, 1997. On January 13, 1997, Charles Town filed a motion to dismiss GTECH's complaint. As of March 17, 1997, the court has not yet ruled on this motion. The Company believes the allegations of the complaint to be without merit and intends to contest the action vigorously.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


7.  Income Taxes



The provision for income taxes charged to operations was as follows:

                                                   Year ended December 31,
                                                   -----------------------
                                                1996         1995        1994
                                                ----         ----        ----
                                                        (In Thousands)

Current tax expense
   Federal                                     $2,686       $2,605      $  511
   State                                          880          842         377
                                               ------       ------      ------

Total current                                   3,566        3,447         888
                                               ------       ------      ------

Deferred tax expense
   Federal                                        178           15         485
   State                                           50            5           8
                                               ------       ------      ------

Total deferred                                    228           20         493
                                               ------       ------      ------

Total provision                                $3,794       $3,467      $1,381
                                               ======       ======      ======

Deferred tax assets and liabilities are comprised of the following:

                                                              December 31,
                                                              ------------
                                                           1996           1995
                                                           ----           ----
                                                             (In Thousands)
Deferred tax assets
  Reserve for debit balances
      of horsemens' accounts,
      bad debts and litigation                           $    90          $104
                                                         =======          ====

Deferred tax liabilities
      Property, plant and equipment                      $10,810          $888
                                                         =======          ====

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                        December 31,
                                                        ------------
                                                 1996      1995      1994
                                                 ----      ----      ----
                                                           (In Thousands)

Percent of Pretax Income

Federal tax rate                                 34.0%     34.0%     34.0%

Increase in taxes resulting
      from State and local income
      taxes, net of federal tax benefit           6.6       6.7       6.2

Permanent difference
      relating to amortization
      of goodwill                                  .2        .3        .6

Entities previously taxed
      as S Corporations and
      Partnerships                                 --        --      (9.2)

Other                                              --        --       2.1
                                                 ----      ----      ----

                                                 40.8%     41.0%     33.7%
                                                 ====      ====      ====

8.  Supplemental
    Pro Forma
    Net Income
    Per Share

The supplemental pro forma amount for the year ended December 31, 1994 reflects:
(i) the elimination of $345,000 in management fees paid to a related entity;
(ii) the inclusion of $133,000 in executive compensation; (iii) the elimination of $413,000 of interest expenses on Company debt which was repaid with the proceeds of the initial public offering, and (iv) a provision for income taxes of $377,000 as if the S corporations and partnerships comprising part of the Company had been taxed as a C corporation. There were no supplemental pro forma adjustments for any subsequent periods.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Supplemental pro forma net income per share is based on the weighted average number of shares of common stock outstanding, plus the number of shares the Company would have needed to sell to fund the retirement of debt and the number of shares the Company would have needed to sell to fund $1,190,000 of distributions of undistributed S corporation earnings.

9.  Supplemental
    Disclosures
    of Cash Flow
    Information

Cash paid during the year for interest was $506,000, $71,000 and $535,000 in 1996, 1995 and 1994, respectively.

Cash paid during the year for income taxes was $2,490,000, $2,839,000 and $250,000 in 1996, 1995 and 1994, respectively.

Non-cash investing and financing activities were as follows:

The Company purchased Pocono Downs for an aggregate purchase price of $47,320,000, net of cash acquired. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                                $53,150,000
Cash paid for the capital stock and
      the limited partnership interests                       47,320,000
                                                             -----------

Liabilities assumed                                          $ 5,830,000
                                                             ===========

During 1994, capital lease obligations of $199,000 were incurred to lease new equipment.

During 1996, the Company issued a $250,000 long-term note payable for the incurrence of prepaid Charles Town Acquisition costs.

10.  Shareholders'
     Equity

Common Stock

On June 3, 1994, the Company completed its initial public offering. The proceeds, net of expenses, amounted to $12,957,000 for 4,500,000 shares of common stock issued. The offering price per share was $3.33.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


On February 18, 1997, the Company completed a secondary public offering of 1,725,000 shares of its common stock. The net proceeds of $23 million were used to reduce $19 million of the Term Loan amounts outstanding under the $75 million credit facility with the balance of the proceeds to be used to finance a portion of the cost of the refurbishment of the Charles Town Races facility (see Note 2 for Acquisitions).

Stock Options and Warrants

In April 1994, the Company's Board of Directors and shareholders adopted and approved the Stock Option Plan ("Plan"). The Plan permits the grant of options to purchase up to 1,290,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date the option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, and non-qualified stock options which do not so qualify. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in April 2004.

Stock options that expire between May 26, 2001 and October 23, 2006 have been granted to officers and directors to purchase Common Stock at prices ranging from $3.33 to $17.63 per share.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


All options were granted at market prices. The following table contains information on stock options issued under the Plan for the three year period ended December 31, 1996:

                                                   Exercise         Weighted
                               Option           Price Range          Average
                               Shares             Per Share            Price
                               ------           -----------         --------

Outstanding at
  January 1, 1994                 --          $          --         $     --
Granted                      765,000                   3.33             3.33
Cancelled                   (300,000)                  3.33             3.33
                             -------          -------------         --------

Outstanding at
  December 31, 1994          465,000                   3.33             3.33
Granted                      345,000           3.33 to 5.58             5.51
                             -------          -------------         --------

Outstanding at
  December 31, 1995          810,000           3.33 to 5.58             3.82
Granted                      280,000          5.63 to 17.63            12.99
Exercised                   (110,250)                  3.33             3.33
                             -------          -------------         --------

Outstanding at
  December 31, 1996          979,750          3.33 to 17.63             9.10
                             =======          =============         ========


In addition, 300,000 common stock options were issued outside the plan on October 23, 1996. These options were issued at $17.63 per share and are exercisable through October 23, 2006.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                                        Exercise      Weighted
                                      Option         Price Range       Average
                                      Shares           Per Share         Price
                                      ------         -----------      --------

Exercisable at year-end

1994                                 150,000       $        3.33       $  3.33
1995                                 270,000        3.33 to 5.58          3.33
1996                                 337,250       3.33 to 17.63          3.71

                                   1994 Plan

Available for future grant
1994                                 825,000
1995                                 480,000
1996                                 200,000

The following table summarizes information about stock options outstanding at December 31, 1996:

                                              Ranges                  Total
                                              ------                  -----

                                     $  3.33          $  5.58       $    3.33
                                          to               to              to
Range of exercise prices                5.50            17.63           17.63
                                     =======          =======       =========

Outstanding options
  Number outstanding
    at December 31, 1996             669,750          310,000         979,750
  Weighted average remaining
    contractual life (years)            6.04             7.97            6.96
  Weighted average
    exercise price                  $   3.81          $ 14.91         $  9.10

Exercisable options
  Number outstanding
    at December 31, 1996             329,750            7,500         337,250
      Weighted average
        exercise price              $   3.66          $  5.58         $  3.71

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Warrants outstanding have been granted to the Company's underwriters and certain officers and directors to purchase Common Stock at prices ranging from $3.33 to $4.00 per share which expire on June 2, 1999 and May 31, 2000. During 1995, the Company cancelled 300,000 warrants which were granted to a former officer of the Company at a price of $3.33 per share and were to expire on May 31, 2000. The 300,000 cancelled warrants were replaced with 300,000 shares of common stock purchase options at an exercise price of $3.33 per share. A summary of the warrant transactions follows:

                                                              Exercise               Weighted
                                   Warrant                 Price Range                Average
                                    Shares                   Per Share                  Price
                                   -------                 -----------               --------


Warrants outstanding
  at January 1, 1994                    --                $          --              $      --

Warrants granted                   690,000                 3.33 to 4.00                   3.85
                                   -------                 ------------              ---------

Warrants outstanding
  at December 31, 1994             690,000                 3.33 to 4.00                   3.85

Warrants cancelled                (150,000)                        3.33                   3.33
Warrants exercised                 (45,000)                        4.00                   4.00
                                   -------                 ------------              ---------
Warrants outstanding
  at December 31, 1995             495,000                         4.00                   4.00

Warrants exercised                (300,000)                        4.00                   4.00
                                   -------                 ------------              ---------

Warrants outstanding
  at December 31, 1996             195,000                         4.00                   4.00
                                   =======                 ============              =========

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


During 1995, the FASB adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with nonemployees was required for all such transactions entered into after December 15, 1995, and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employers" ("APB 25") uses what is referred to as an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25 for its stock-based employee compensation arrangements. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                     Year ended December 31,
                                     -----------------------
                                     1996                 1995
                                     ----                 ----

Net income
  As reported                     $5,510,000           $4,996,000
  Pro forma                        5,020,000            4,984,000

Net income per share
  As reported                           $.39                 $.38
  Pro forma                              .36                  .38
                                  ----------            ---------

                  Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Stock Splits

The Board of Directors authorized a three-for-two stock split on April 18, 1996 on its Common Stock to shareholders of record on May 3, 1996 which was paid on May 23, 1996. On November 13, 1996, the Board of Directors authorized a two-for-one stock split on its Common Stock to be paid on December 20, 1996 to shareholders of record on November 22, 1996. In addition, authorized shares of Common Stock were increased from 10,000,000 to 20,000,000. All references in the financial statements to number of shares, net income per share amounts and market prices of the Company's Common Stock have been retroactively restated to reflect the increased number of Common Stock shares outstanding.

11.  Loss from
     Retirement
     of Debt

In 1994, the Company recorded an extraordinary loss of $115,000 after taxes for the early retirement of debt. The extraordinary loss consists primarily of the write-off of deferred finance costs associated with the retired notes, and legal and bank fees relating to the early extinguishment of the debt.

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on April 30, 1997. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


ITEM 11   EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on April 30, 1997. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on April 30, 1997. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on April 30, 1997. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) The Financial Statements included in the Index to Part II, Item 8, are filed as part of this Report

    (2)   List of Exhibits


EXHIBIT
 NOS.                             DESCRIPTION OF EXHIBIT
-------  -----------------------------------------------------------------------

1        Form of Underwriting Agreement among the Company, Fahnestock & Co. Inc.
         and Brenner Securities Corporation (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated
         May 26, 1994.)

1.1 Form of Underwriting Agreement among the Company, Saloman Brothers Inc., Gerard Klauer, Mattison & Company Inc. and Jefferies & Company, Inc. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-18861, dated February 11, 1997)

2.1 Agreement and Plan of Reorganization dated April 11, 1994 among the Registrant, Carlino Family Partnership, Carlino Financial Corporation and the shareholders and general partners of the entities now comprising Penn National Gaming, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated
         May 26, 1994.)

2.1.1 Amendment to Agreement and Plan of Reorganization dated April 26, 1994 among the Registrant, Carlino Family Partnership, Carlino Financial Corporation and the shareholders and general partners of the entities now comprising Penn National Gaming, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

2.2 Agreement and Plan of Reorganization dated April 11, 1994 between the Registrant and Thomas J. Gorman. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

2.2.1 Amendment to Agreement and Plan of Reorganization dated April 26, 1994 between the Registrant and Thomas J. Gorman. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

2.3 Closing Agreement dated January 15, 1997 among Charles Town Races, Inc., Charles Town Racing Limited Partnership, and PNGI Charles Town Gaming Limited Liability Company. (Incorporated by reference to the Company's Form 8-K, File #0-24206, dated January 30, 1997.)

2.4 Amended and Restated Operating Agreement dated as of December 31, 1996 among Penn National Gaming of West Virginia, Inc., Bryant Development Company and PNGI Charles Town Gaming Limited Liability Company. (Incorporated by reference to the Company's Form 8-K, File #0-24206, dated January 30, 1997.)

2.5 Letter dated January 14, 1997 from Peter M. Carlino to James A. Reeder (Incorporated by reference to the Company's Form 8-K, File #0-24206, dated January 30, 1997.)

2.6 First Amendment and Consent dated as of January 7, 1997 among the Company, Bankers Trust Company as Agent, CoreStates Bank, N.A. as Co-Agent, and certain banks party to the Credit Agreement dated as of November 27, 1996 (Incorporated by reference to the Company's Form 8-K, File #0-24206, dated January 30, 1997.)

2.7 Amended and Restated Option Agreement dated as of February 17, 1995 among Charles Town Races, Inc., Charles Town Racing Limited Partnership, and PNGI Charles Town Gaming Limited Liability Company (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, File #0-24206, dated January 30, 1997.)

2.8 Transfer, Assignment and Assumption Agreement and Bill of Sale dated January 15, 1997 among Charles Town Races, Inc., Charles Town Racing Limited Partnership, and PNGI Charles Town Gaming Limited Liability Company (Incorporated by reference to Exhibit 2.2 of the Company's Form 8-K, File #0-24206, dated January 30, 1997.)

3.1 Amended and Restated Articles of Incorporation of Registrant, Incorporated with the Pennsylvania Department of State on April 12, 1994. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

3.2 By-laws of Registrant (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

5.2 Loan and Security agreement dated May 8, 1996 between the Company and Charles Town Races, Inc. (Incorporated by reference to of the Company's Form 8-K, File #0-24206, dated June 12, 1996.)

5.3 Security agreement dated May 8, 1996 between the Company and Charles Town Racing Limited Partnership. (Incorporated by reference to Exhibit
         5.1 of the Company's Form 8-K, File #0-24206, dated June 12, 1996.)

5.4 Stock Pledge agreement dated May 8, 1996 between the Company and Charles Town Racing Limited Partnership. (Incorporated by reference to the Company's Form 8-K, File #0-24206, dated June 12, 1996.)

5.5 Limited Recourse Guaranty agreement dated May 8, 1996 between the Company and Charles Town Racing Limited Partnership. (Incorporated by reference to the Company's Form 8-K, File #0-24206, dated June 12, 1996.)

5.6 Cooperation agreement dated April 30, 1996 between the Company and Charles Town Races, Inc. and Charles Town Racing Limited Partnership. (Incorporated by reference to Exhibit 5.1 of the Company's Form 8-K, File #0-24206, dated June 12, 1996.)

9.1      Form of Trust Agreement of Peter D. Carlino, Peter M. Carlino, Richard
         J. Carlino, David E. Carlino, Susan F. Harrington, Anne de Lourdes Irwin, Robert M. Carlino, Stephen P. Carlino and Rosina E. Carlino Gilbert. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.1 1994 Stock Option Plan. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.2 Employment Agreement dated April 12, 1994 between the Registrant and Peter M. Carlino. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.3 Credit Agreement, dated as of November 27, 1996, among Penn National Gaming, Inc., various banks, CoreStates Bank, N.A., as Co-Agent and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit
         10.1 of the Company's Form 8-K, File #0-24206, dated December 12,
         1996.)

10.4 Employment Agreement dated April 12, 1994 between the Registrant and Robert S. Ippolito. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.5 Agreement dated February 15, 1993 among Mountainview Thoroughbred Racing Association, Pennsylvania National Turf Club, Inc., and Pennsylvania Division, Horsemen's Benevolent and Protection Association, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.6 Agreement dated October 3, 1990 between Pennsylvania National Turf Club, Inc., Mountainview Thoroughbred Racing Association and Sports Arena Employees' Union Local No. 137 (Penn National Race Track). (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.7 Agreement dated May 20, 1992 between Mountainview Thoroughbred Racing Association and Pennsylvania National Turf Club, Inc. and Sports Arena Employees' Union Local 137 (non-primary locations). (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.8 Consolidation of PRA Agreement dated May 18, 1992 and PRA Amendment dated February 9, 1993 among all members of the Pennsylvania Racing Association. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.11 Lease dated March 7, 1991 between Shelbourne Associates and PNRC Limited Partnership. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.13 Lease dated June 30, 1993 between John E. Kyner, Jr. and Sandra R. Kyner, and PNRC Chambersburg, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.17 Totalisator Agreement dated February 9, 1993 between Mountainview Thoroughbred Racing Association, Pennsylvania National Turf Club, Inc. and Autotote Systems, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.18 Assignment and Assumption of Concession Agreement dated December 30, 1982 between Mountainview Thoroughbred Racing Association, Carlino Family Partnership, PNRC Limited Partnership, Pennsylvania National Turf Club, Inc., and Harry M. Stevens, Inc. of Penn. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.18.1 Concession Agreement dated December 2, 1971 between Pennsylvania National Turf Club, Inc. and Harry M. Stevens, Inc. of Penn and amendment thereto dated October 1, 1973. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.19 Agreement dated December 8, 1991 between Teleview Racing Patrol, Inc. and Pennsylvania National Turf Club, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.34 Warrant Agreement between the Registrant and Fahnestock & Co. Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.38 Consulting Agreement dated August 29, 1994, between the Company and Peter D. Carlino. (Incorporated by reference to the Company's Form 10-K File #0-24206 dated March 23, 1995.)

10.39 Lease dated July 7, 1994, between North Mall Associates and the Company for the York OTW. (Incorporated by reference to the Company's Form 10-K file #0-24206 dated March 23, 1995.)

10.41 Lease dated March 31, 1995 between Wyomissing Professional Center III, LP and the Company for the Wyomissing Corporate Office. (Incorporated by reference to the Company's Form 10-K file #0-24206 dated
         March 20, 1996.)

10.42 Employment agreement dated June 1, 1995 between the Company and William J. Bork. (Incorporated by reference to the Company's Form 10-K file #0-24206 dated March 20, 1996.)

10.43 Lease dated July 17, 1995 between E. Lampeter Associates and Pennsylvania National Turf Club, Inc. for the Lancaster OTW, as amended. (Incorporated by reference to the Company's Form 10-K file #0-24206 dated March 20, 1996.)

10.44 Agreement dated September 1, 1995 between Mountainview Thoroughbred Racing Association and Pennsylvania National Turf Club, Inc. And Sports Arena Employees' Union Local 137 (non-primary location). (Incorporated by reference to the Company's Form 10-K file #0-24206 dated March 20, 1996.)

10.45 Agreement dated December 27, 1995 between Pennsylvania National Turf Club, Inc. And Teleview Racing Patrols, Inc. Incorporated by reference to the Company's Form 10-K file #0-24206 dated March 20, 1996.)

10.47 Agreement dated February 15, 1996 among Mountainview Thoroughbred Racing Association, Pennsylvania National Turf Club, Inc. and Pennsylvania Division, Horsemen's Benevolent and Protection Association, Inc. (Incorporated by reference to the Company's Form 10-K file #0-24206 dated March 20, 1996.)

10.48 Agreement dated February 16, 1996 between Pennsylvania National Turf Club, Inc. And Crown Investment Trust. (Incorporated by reference to the Company's Form 10-K file #0-24206 dated March 20, 1996.)

10.49 General Contractor agreement dated February 26, 1996 between Pennsylvania National Turf Club, Inc. And Warfel Construction Company. (Incorporated by reference to the Company's Form 10-K file #0-24206 dated March 20, 1996.)

10.50 Formation agreement dated February 26, 1996 between the Company and Bryant Development Company. (Incorporated by reference to the Company's Form 10-K file #0-24206 dated March 20, 1996.)

10.51 Assignment of agreement of sale dated March 6, 1996 between the Company and Montgomery Realty Growth Fund, Inc. (Incorporated by reference to the Company's Form 10-Q file #0-24206, dated May 14, 1996.)

10.52 General contractor agreement dated August 7, 1996, between Pennsylvania National Turf Club, Inc. And Warfel Construction Company. (Incorporated by reference to the Company's Form 10-Q file #0-24206, dated August 14, 1996.)

10.53 Agreement dated September 24, 1996 between the Company and Fred V. Schubert to purchase land for the Company's Downingtown OTW. (Incorporated by reference to the Company's Form 10-Q file #0-24206, dated November 13, 1996.)

10.54 Purchase Agreement dated September 13, 1996 between the Company and the Estate of Joseph B. Banks for the purchase of Pocono Downs Race Track and two related OTW facilities. (Incorporated by reference to the Company's Form 10-Q file #0-24206, dated November 13, 1996.)

10.55 Loan Commitment Letter dated October 15, 1996 between the Company and Bankers Trust Company. (Incorporated by reference to the Company's Form 10-Q file #0-24206, dated November 13, 1996.)

10.56 Amended and restated option agreement dated as of February 17, 1995 between the PNGI Charles Town Gaming Limited Liability Company (The joint venture) and Charles Town Racing Limited Partnership and Charles Town Races, Inc. (Incorporated by reference to the Company's Form 10-Q file #0-24206, dated November 13, 1996.)

10.57 General Contractor Agreement dated December 23, 1996, between PNGI Charles Town Gaming Limited Liability Company and Warfel Construction Company.

10.58 Agreement dated March 19, 1997, between PNGI Charles Town Gaming Limited Liability Company and The Charles Town HBPA, Inc.

10.59 Agreement dated March 21, 1997, between PNGI Charles Town Gaming Limited Liability Company and The West Virginia Thoroughbred Breeders Association.

10.60 Agreement between PNGI Charles Town Gaming Limited Liability Company and The West Virginia Union of Mutuels Clerks, Local 533, Service Employees International Union, AFL-CIO.

21       Subsidiaries of the Registrant.

23.1 Consent of BDO Seidman, LLP. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-18861, dated February 11, 1997.)

23.2 Consent of Robert Rossi & Co. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-18861, dated February 11, 1997.)

23.3 Consent of Leonard J. Miller & Associates, Chartered. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-18861, dated February 11, 1997.)

23.4 Consent of Morgan, Lewis & Bockius LLP. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-18861, dated February 11, 1997.)

23.5 Consent of Leonard J. Miller & Associates, Chartered (Incorporated by reference to the Company's Form 8-K/A File #0-24206, dated March 25, 1997.)

24.1 Powers of Attorney. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-18861, dated February 11, 1997.)

27       Financial Data Schedule.

99 Press release of Penn National Gaming Inc., issued January 20, 1995. (Incorporated by reference to the Company's Form 8-K, File #0-24206, dated January 21, 1997.)

(B)      Reports on Form 8-K

         The Company filed the following Form 8-K during the fourth quarter
1996:

           On December 12, 1996, the Company filed Form 8-K which reflected the completion, on November 27, 1996, of the purchase of Pocono Downs Racetrack and the completion of a $75 million credit facility with various banks.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PENN NATIONAL GAMING, INC.


                                     By \s\ Peter M. Carlino
                                        ---------------------------------------
                                        Peter M. Carlino, Chairman of the Board

Dated:   March 27, 1997

         Pursuant to the requirements of the Securities Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                              DATE
---------                                            -----                              ----


                                                     Chief Executive Officer and
\s\ Peter M. Carlino                                 Director (Principal Executive
--------------------------------------------         Officer)                          March 27, 1997
Peter M. Carlino

                                                     Chief Operating Officer and
\s\ William J. Bork                                  Director (Principal Operating
--------------------------------------------         Officer)                          March 27, 1997
William J. Bork


\s\ Robert S. Ippolito                               Chief Financial Officer
--------------------------------------------         (Principal Financial Officer)     March 27, 1997
Robert S. Ippolito


\s\ Harold Cramer
--------------------------------------------         Director                          March 27, 1997
Harold Cramer


\s\ David A. Handler
--------------------------------------------         Director                          March 27, 1997
David A. Handler


\s\ Robert P. Levy
--------------------------------------------         Director                          March 27, 1997
Robert P. Levy


\s\ John M. Jacquemin
--------------------------------------------         Director                          March 27, 1997
John M. Jacquemin

                                  EXHIBIT INDEX


Exhibit Nos.                         Description of Exhibits                                               Page No.
------------                         -----------------------                                               --------


10.57        General Contractor Agreement dated December 23, 1996, between PNGI Charles Town                76 - 94
             Gaming Limited Liability Company and Warfel Construction Company.

10.58        Agreement dated March 19, 1997, between PNGI Charles Town Gaming Limited Liability             95 - 97
             Company and The Charles Town HBPA, Inc.

10.59        Agreement dated March 21, 1997, between PNGI Charles Town Gaming Limited Liability             98 - 100
             Company  and The West Virginia Thoroughbred Breeders Association.

10.60        Agreement between PNGI Charles Town Gaming Limited Liability Company and The West             101 - 102
             Virginia Union of Mutuels Clerks, Local 533, Service Employees International Union, AFL-CIO.

21           Subsidiaries of Registrant.                                                                      103

27           Financial Data Schedule.                                                                         104