Form 10-Q
period 1997-03-31
PENN NATIONAL GAMING INC
filed 1997-05-15
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q

       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

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



                       Penn National Gaming, Inc.
                          825 Berkshire Blvd.
                          Wyomissing, PA 19610
                (Address of Principal Executive Offices)

                              610-373-2400
         (Registrant's Telephone Number, Including Area Code:)


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


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed be a court.              Yes __ No __





               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                     Outstanding as of May 13, 1997

Common Stock par value .01 per share      15,111,290






This Report contains forward-looking statements that inherently involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in this Quarterly Report and those discussed in the Company's Annual Report on Form 10-K. References to "Penn National Gaming" or the "Company" include Penn National Gaming, Inc. and its subsidiaries.

               PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                                  INDEX




PART - FINANCIAL INFORMATION                                            Page

Item 1. - Financial Statements

Consolidated Balance Sheets -
   March 31, 1997 (unaudited) and December 31, 1996                      4 -5

Consolidated Statements of Income -
   Three Months Ended March 31, 1997
   and 1996 (unaudited)                                                  6 -7

Consolidated Statement of Shareholders' Equity -
   Three Months Ended March 31, 1997 (unaudited)                            8

Consolidated Statements of Cash Flow -
   Three Months Ended March 31, 1997
   and 1996 (unaudited)                                                 9 -10



Notes to Consolidated Financial Statements                            11 - 12


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          13 - 14



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8 -K                                 15

Item 1. Financial Statements

               PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
             (In thousands, except per share and share data)

                                                     March 31,    December 31,
                                                       1997          1996
                                                          (Unaudited)
Assets
Current Assets
  Cash                                                $13,536       $  5,634
  Accounts  receivable                                  3,048          4,293
  Prepaid expenses and other current assets             2,108          1,552
  Deferred income taxes                                    58             90
                                                      -------       --------

  Total current assets                                 18,750         11,569
                                                      -------       --------

Property, plant and equipment, at cost
  Land and improvements                                17,844         15,728
  Buildings and improvements                           46,738         30,484
  Furniture, fixtures and equipment                    11,385          8,937
  Transportation equipment                                417            366
  Leasehold improvements                                6,685          6,680
  Leased equipment under capitalized lease                824          1,626
  Construction in progress                              1,310          2,926
                                                      -------       --------

                                                       85,203         66,747
  Less accumulated depreciation and amortization        8,673          8,029
                                                      -------       --------

Net property and equipment                             76,530         58,718
                                                      -------       --------

Other assets
 Excess of cost over fair market value of net
 assets acquired (net of accumulated amortization of
 $974 and $811, respectively)                          23,662         21,885
 Prepaid acquisition costs                                  -          1,764
 Deferred financing costs                               1,902          2,416
 Miscellaneous                                            459            371
                                                     --------       --------
Total other assets                                     26,023         26,436
                                                     --------       --------

                                                     $121,303       $ 96,723
                                                     ========       ========

              See accompanying notes to consolidated financial statements




               PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except per share and share data)

                                                     March 31,    December 31,
                                                       1997            1996
                                                          (Unaudited)

Liabilities and Shareholders' Equity
Current Liabilities
  Current maturities of long-term debt and
   capital lease obligations                          $ 3,108        $ 1,563
  Accounts payable                                      5,906          5,066
  Purses due horsemen                                   2,363          1,421
  Uncashed pari-mutuel tickets                          1,598          1,336
  Accrued expenses                                      1,640          1,880
  Customer deposits                                       559            420
  Taxes, other than income taxes                          685            392
                                                     --------        -------

Total current liabilities                              15,859         12,078
                                                     --------        -------

Long-term liabilities
  Long-term debt and capital lease obligations,
   net of current maturities                           41,639         45,954
  Deferred income taxes                                10,836         10,810

Total long-term liabilities                            52,475         56,764
                                                     --------        -------

Commitments and contingencies

Shareholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued                                  -              -
  Common stock, $.01 par value, 20,000,000 shares
   authorized; 15,111,290 and 13,355,290 issued and
   outstanding                                            151            134
  Additional paid in capital                           38,069         14,299
  Retained earnings                                    14,749         13,448
                                                     --------        -------

Total shareholders' equity                             52,969         27,881
                                                     --------        -------

                                                     $121,303        $96,723
                                                     ========        =======

             See accompanying notes to consolidated financial statements




                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS  OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       1997            1996
                                                 --------------------------

Revenues
  Pari-mutuel revenues
   Penn National races                                $ 4,369       $  4,482
   Import simulcasting                                 14,797          7,593
   Export simulcasting                                  1,123            850
  Admissions, programs and other racing revenues        1,258            869
  Concession revenues                                   1,273            766
                                                      -------       --------

Total revenues                                         22,820         14,560
                                                      -------       --------
Operating expenses
 Purses, stakes and trophies                            4,202          2,925
 Direct salaries, payroll taxes and employee benefits   3,246          1,909
 Simulcast expenses                                     2,836          2,288
 Pari-mutuel taxes                                      1,957          1,267
 Other direct meeting expenses                          3,378          2,225
 Off-track wagering concessions expenses                  966            508
 Other operating expenses                               2,559          1,399
                                                      -------       --------

Total operating expenses                               19,144         12,521
                                                      -------       --------

Income from operations                                  3,676          2,039
                                                      -------       --------

Other income (expenses)
 Interest (expense)                                      (900)           (12)
 Interest income                                           86             66
                                                        ------       --------

Total other income (expenses)                            (814)            54
                                                       -------      --------

Income before income taxes
 and extraordinary item                                 2,862          2,093

Taxes on income                                         1,178            854
                                                      -------       --------

Income before extraordinary item                        1,684          1,239





                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS  OF INCOME
                       (In thousands, except per share data)
                                    (Unaudited)



Extraordinary item
 Loss on early extinguishment
 of debt, net of income taxes of $264                     383              -
                                                      -------       --------

Net Income                                            $ 1,301       $  1,239
                                                      -------       --------

Earnings Per Share:
 Income before extraordinary item                     $  0.11       $   0.09
 Extraordinary item                                    ( 0.02)            -
                                                      -------       --------

  Earnings Per Share:                                 $  0.09       $   0.09
                                                      =======       ========

Weighted average common shares outstanding             14,912         13,302
                                                       ======         ======






















            See accompanying notes to consolidated financial statements



                    PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         (In thousands, except share data)
                                    (Unaudited)







                                                 Additional
                                   Common Stock    Paid-In     Retained
                                 Shares   Amounts  Capital     Earning  Total



Balance, at January 1, 1997    13,355,290  $  134   $14,299    $13,448  $27,881

Issuance of common stock        1,756,000      17    23,197         -    23,214

Tax benefit related to stock
 options exercised                      -       -       573         -       573

Net income for the three months
 ended March 31, 1997                   -       -         -      1,301    1,301
                               ----------  ------   -------     ------  -------



Balance at March 31, 1997      15,111,290  $  151   $38,069    $14,749  $52,969
                               ==========  ======   =======    =======  =======













             See accompanying notes to consolidated financial statements



                    PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (In thousands)
                                    (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       1997            1996
                                                    -----------------------

Cash flows from operating activities
  Net income                                          $ 1,301        $ 1,239
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                           841            299
  Extraordinary item, loss on early extingushiment
   of debt, before income tax benefit                     647              -
  Deferred income taxes                                    26             22
Decrease (Increase) in
  Accounts receivable                                   1,245            188
  Prepaid expenses and other current assets              (556)          (552)
  Deferred income assets                                   32           (186)
  Miscellaneous other assets                              (88)             -
Increase (decrease) in
  Accounts payable                                        840          1,244
  Purses due horsemen                                     942           (100)
  Uncashed pari-mutuel tickets                            262            153
  Accrued expenses                                       (240)            31
  Customers deposits                                      139             93
  Taxes other than income taxes                           293              -
  Income taxes                                            740              -
                                                      -------        -------

Net cash provided by operating activities               5,684          3,171
                                                      -------        -------

Cash flows from investing activities
  Expenditures for property and equipment              (2,456)          (504)
  Acquisition of business,
     (Primarily property and equipment)               (16,000)             -
  Increase  in prepaid acquisition cost                  (176)             -
                                                      -------        -------

Net cash (used in) investing activities               (18,632)          (504)
                                                      -------        -------






                    PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (In thousands)
                                    (Unaudited)



Cash flows from financing activities
  Proceeds of sale common stock                        23,214            426
 Tax benefit related to stock options exercised           573              -
  Proceeds of long term debt                           16,500              -
  Principal payments on long-term debt and
    capital lease obligations                         (19,270)           (15)
  Increase in unamortized financing cost                 (167)             -
                                                      -------        -------

Net cash provided by financing activities              20,850            411
                                                      -------        -------

Net increase in cash                                    7,902          3,078

Cash, at beginning of period                            5,634          7,514
                                                      -------        -------
Cash, at end of period                                $13,536        $10,592
                                                      =======        =======





















            See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING , INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  Basis of Financial Statement Presentation

      The accompanying consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc., (Penn) and its wholly and majority owned subsidiaries, (collectively the "Company"). All significant intercompany transactions and balances have been eliminated.

      In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations for the three month periods ended March 31, 1997 and 1996. The results of operations experienced for the three month period ended March 31, 1997 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 1997.

      The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally include in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1996 annual financial statements.


2. Wagering Information
                                            Three months ended
                                                 March 31,
                                             1997       1996
                                              (in thousands)

Pari-mutuel wagering in Pennsylvania
   on Company Races                       $ 22,490     $21,308
                                          --------     -------

Pari-mutuel wagering on simulcasting

  Import simulcasting from other
    racetracks                              75,436      39,070

  Export simulcasting to out of
   Pennsylvania wagering facilities         37,431      28,338
                                          --------     -------
                                           112,867      67,408
                                          --------     -------
Total pari-mutuel wagering                $135,357     $88,716
                                          ========     =======

                                        11

                     PENN NATIONAL GAMING , INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


3.    Commitments

      At March 31, 1997, the Company was contingently obligated under letters of credit with face amounts aggregating $1,634,000. The $1,634,000 consisted of $1,534,000 relating to the horsemen's account balances and $100,000 for Pennsylvania pari-mutuel taxes.

4.    Supplemental Disclosures of Cash Flow Information

      Cash paid during the three months ended March 31, 1997 and 1996 for interest was $1,034,000 and $12,000 respectively.

      Cash paid during the three months ended March 31, 1997 and 1996 for income taxes was $398,000 and $92,000 respectively.

      For the three months ended March 31, 1997, the Company reclassified approximately $1.9 million of prepaid acquisition costs to excess of cost over fair market value of net assets acquired.

5.    Common Stock

      In February 1997, the Company completed a secondary public offering of 1,725,000 shares of its common stock. The net proceeds of $23 million were used to repay $19 million of term loans outstanding under the $75 million credit facility and to finance a portion of the cost of the refurbishment of the Charles Town Races facility. In connection with such debt repayment, the Company incurred an extraordinary loss of $383,000 after taxes, consisting primarily of the write-off of deferred finance costs.

6.    Acquisitions

      On January 15, 1997, an 89% - owned Company subsidiary acquired substantially all of the assets of Charles Town Races for approximately $16 million plus acquisition- related fees and expenses of approximately $1.9 million.

      On March 26, 1997, the Company entered into an agreement to purchase property for its proposed Carbondale, Pennsylvania OTW facility. The agreement provides for a purchase price of $200,000 and is subject to numerous contingencies, including approval by the Pennsylvania State Harness Racing Commission, (On April 1, 1997, the Company submitted its application for such approval). If approved by the Racing Commission, the Company expects to have the facility constructed and operational in the fourth quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation
Three months ended March 31, 1997 compared to three months ended March 31, 1996


      Total revenues increased by approximately $8.3 million or 56.7% from $14.6 million to $22.8 million for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.
 $7.0 million of this increase was attributable to the addition of the Pocono Downs operations, which were acquired in the fourth quarter of 1996. In addition, revenues at the Penn National facilities, exclusive of the Pocono Downs operations, increased by $1.3 million. The increase was primarily due to an increase of $2.2 million in revenue at the Company's new OTW facilities in Lancaster and Williamsport offset by a decrease of $900,000 at the Company's thoroughbred track and other OTW facilities. Management believes that the decrease at its other OTW facilities, exclusive of the Pocono Downs operations, was primarily due to competition from the opening of a competitor's OTW facility and of the Company's Lancaster OTW facility.


      Total operating expenses increased by approximately $6.6 million or 52.9% from $12.5 million to $19.1 million for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Pocono Downs accounted for $5.9 million of this increase. Penn National Race Course operations accounted for $745,000 of the total increase. The increase in operating expenses resulted from an increase in purses, stakes and trophies, pari-mutuel taxes, and simulcast expenses resulting from an increase in revenue from import simulcasting, and the additional operating expenses of the Lancaster and Williamsport OTW facilities.


      Income from operations increased by approximately $1.7 million or 80.3% from $2.0 million to $3.7 million due to the factors described above. Other expenses for the 1997 quarter consisted of approximately $900,000 in interest expense (due to the financing of the Pocono Downs acquisition) compared to $12,000 in interest expense for the 1996 quarter.


      Income tax expense increased from $854,000 to $1,178,000 due to the increase in income for the period.


      The extraordinary item consisted of a loss on the early extinguishment of debt in the amount of $383,000 net of income taxes. The Company received approximately $23 million as proceeds from the February 1997 equity offering and used approximately $19 million to reduce long-term debt. This resulted in a write- off of $647,000 for fees associated with the retired debt.

      Net Income increased by approximately $62,000 or 5.0% from $1,239,000 to $1,301,000 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, based on the factors described above.

Liquidity and Capital Resources

      Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations and borrowing from banks. During the three months ended March 31, 1997, the Company's cash position increased by approximately $7.9 million from $5.6 million at December 31, 1996 to $13.5 million as a result of increased cash flow from operations, proceeds from the sale of common stock, and net additional long-term borrowings.

      Net cash provided from operating activities totaled approximately $5.7 million for the three months ended March 31, 1997 of which $2.8 million came from net income and non-cash expenses and $1.3 million came from the repayment of the Charles Town Races loan receivable in January 1997. The balance of $1.6 million was generated primarily by other changes in working capital .

      Cash flows used in investing activities totaled approximately $18.6 million. Acquisition costs and construction in progress totaled $17.3 million for the Charles Town Race facility that was purchased on January 15, 1997. Capital expenditures totaled $700,000 for the completion of the Williamsport OTW facility.

      Cash flows from financing activities totaled approximately $23.2 million from the secondary equity offering in February 1997 and the exercise of options which resulted in the issuance of 1,756,000 shares of common stock. The Company also received $16.5 million in proceeds from long-term debt to use as payment for the Charles Town Acquisition on January 15, 1997. The Company used $19 million of the proceeds from the offering to repay a portion of its bank debt. The remaining amount of the proceeds approximately $4 million will be used for the refurbishment of the Charles Town facility.

      During the balance of 1997, the Company anticipates capital expenditures of approximately $4.0 million, exclusive of the cost of refurbishing the Charles Town Facility ( described below), to construct two additional OTWs, and approximately $1.0 million for miscellaneous capital expenditures and improvements. Under the Company Credit Facility, the Company is permitted to make capital expenditures (not including the refurbishment of the Charles Town Facility or the cost of gaming machines to be installed there) of $12.0 million in 1997, $4.0 million in 1998 and $2.0 million in 1999 and in each year thereafter. The Company anticipates expending approximately $16.0 million on the refurbishment of the Charles Town Facility (excluding the cost of gaming machines), of which $1.3 million had already been expended at March 31, 1997.

      The Company currently estimates that the net proceeds of the equity offering, together with the cash generated from operations and borrowings under its Credit Facility, will be sufficient to finance its current operations, and planned capital expenditure requirements. There can be no assurance, however, that the Company will not be required to seek capital, in addition to that available from the foregoing sources. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or, if available, on terms acceptable to the Company. If additional funds are raised by issuing equity securities, existing shareholders may experience dilution.

Part II.  Other Information



 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits
            10.61 General Contractor Agreement dated March 26, 1997, between PGNI Charles Town Gaming Limited Liability Company and Myers Building Systems, Inc.





      (b)   Reports on Form 8-K

            The Company filed the following Current Reports on Form 8-K during the first quarter of 1997:

            On January 21, 1997, the Company filed a Current Report on Form 8-K which reflected the completion, on January 15, 1997, of the purchase of the Charles Town Race Track.

            On February 6, 1997, the Company filed an amendment to its Current Report on Form 8-K dated December 12, 1996 to include required financial statements with respect to Pocono Downs.

            On March 25, 1997, the Company filed an amendment to its Current Report on Form 8-K dated January 21, 1997 to include required financial statements with respect to Charles Town Race Track.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PENN NATIONAL GAMING, INC.

                                          By:/s/ Robert S. Ippolito
Date May 15, 1997                         Robert S. Ippolito
                                          Chief Financial Officer
                                          Secretary/Treasurer

                                     EXHIBIT INDEX

Exhibit Nos.            Description of Exhibits                         Page No.


   10.61 General Contractor Agreement dated March 26, 1997, between 19 -26 PGNI Charles Town Gaming Limited Liability Company and Myers Building Systems, Inc.