Form 10-Q
period 1997-06-30
PENN NATIONAL GAMING INC
filed 1997-08-13
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997

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



                                     (1)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                  Outstanding as of August 12, 1997

Common stock par value .01 per share              15,126,070
                                       ---------------------












This Report contains forward-looking statements that inherently involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in this Quarterly Report on Form 10-Q and those discussed in the Company's Annual Report on Form 10-K. References to "Penn National Gaming" or the "Company" include Penn National Gaming, Inc. and its subsidiaries.




                                     (2)

               PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                                  INDEX



PART I-FINANCIAL INFORMATION                                         Page

Item 1. Financial Statements

Consolidated Balance Sheets -                                         4-5
  June 30, 1997 (unaudited) and December 31, 1996

Consolidated Statements of Income -                                     6
  Six Months Ended June 30, 1997 and 1996 (unaudited)

Consolidated Statements of Income -                                     7
  Three Months Ended June 30, 1997 and 1996 (unaudited)

Consolidated Statement of Shareholders' Equity -                        8
  Six Months Ended June 30, 1997 (unaudited)

Consolidated Statement of Cash Flow -                                9-10
  Six Months Ended June 30, 1997 and 1996 (unaudited)

Notes to Consolidated Financial Statements                          11-14

Item 2.  Management's Discussion and Analysis of Financial          15-18
  Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8 - K                            19
-------------------------------------------







                                     (3)

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                       PENN NATIONAL GAMING, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)





                                          June 30, 1997  December 31, 1996
                                            (Unaudited)
Assets
Current Assets
  Cash                                        $   4,827           $  5,634
  Accounts receivable                             3,137              4,293
  Prepaid expenses and other current assets       3,838              1,552
  Deferred income taxes                              58                 90
                                              ---------            -------

Total current assets                             11,860             11,569
                                               --------             ------

Property, plant and equipment, at cost
  Land and improvements                          18,120             15,728
  Buildings and improvements                     46,941             30,484
  Furniture, fixtures and equipment              12,430              8,937
  Transportation equipment                          477                366
  Leasehold improvements                          6,703              6,680
  Leased equipment under capitalized lease          824              1,626
  Construction in progress                       12,702              2,926
                                               --------            -------
                                                 98,197             66,747
  Less accumulated depreciation and amortization  9,313              8,029
                                                -------            -------

Net property and equipment                       88,884             58,718
                                              ---------            -------

Other assets
  Excess of cost over fair market value of assets
acquired (Net of accumulated amortization of
$1,111 and $811, respectively)                   23,525             21,885
  Prepaid acquisition costs                           -              1,764
  Deferred financing costs                        1,860              2,416
  Miscellaneous                                     874                371
                                               --------             ------
Total other assets                               26,259             26,436
                                              ---------            -------
                                              $ 127,003           $ 96,723
                                               ========            =======

       See accompanying notes to consolidated financial statements



                                     (4)


                       PENN NATIONAL GAMING, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)


                                        June 30, 1997
                                          (Unaudited)    December 31, 1996
Liabilities and Shareholders'
  Equity
Current Liabilities
  Current maturities of long-
  term debt and Capital lease
obligations                                  $  3,259              $ 1,563
  Accounts payable                              9,546                5,066
  Purses due horseman                           1,879                1,421
  Uncashed pari-mutuel tickets                    749                1,336
  Accrued expenses                              1,963                1,880
  Customer deposits                               681                  420
  Taxes, other than income taxes                  349                  392
  Income Taxes                                  1,178                  -
                                              -------              -------
Total current liabilities                      19,604               12,078
                                              -------              -------

Long-term liabilities
Long-term debt and capital
  lease obligations, Net of
  current maturities                           41,622               45,954
Deferred income taxes                          10,926               10,810
                                              -------              -------

Total long-term liabilities                    52,548               56,764
                                              -------              -------
Commitments and contingencies

Shareholders' equity
Preferred stock, $.01 par value,
  1,000,000 shares authorized:
  none issued                                       -                    -
Common stock, $.01 par value,
  20,000,000 shares authorized:
  15,125.970 and 13,355,290
  issued and outstanding                          151                  134
Additional paid in capital                     38,009               14,299
Retained earnings                              16,763               13,448
Treasury Stock, 4,320 shares at cost             (72)                    -
                                              -------              -------
Total Shareholders' equity                     54,851               27,881
                                              -------              -------
                                             $127,003              $96,723
                                             ========              =======

       See accompanying notes to consolidated financial statements



                                     (5)

               PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data)
                               (Unaudited)


                                                      Six Months Ended
                                                            June 30,
                                                      1997           1996
Revenues
  Pari-mutuel revenues
  Live races                                       $11,397         $ 9,672
  Import simulcasting                               31,338          15,509
  Export simulcasting                                3,395           1,776
Admissions, programs and other racing revenues       2,824           2,048
Concession revenues                                  3,450           1,601
                                                   -------         -------
Total revenues                                      52,404          30,606
                                                   -------         -------
Operating expenses
  Purses, stakes and trophies                       10,318           6,448
  Direct salaries, payroll taxes and
       employee benefits                             7,420           3,967
  Simulcast expenses                                 5,881           4,680
  Pari-mutuel taxes                                  4,419           2,630
  Other direct meeting expenses                      8,499           4,478
  Off-track wagering concessions expenses            2,640           1,045
  Other operating expenses                           5,435           2,485
                                                   -------         -------

Total operating expenses                            44,612          25,733
                                                    ------         -------
Income from operations                               7,792           4,873
                                                   -------         -------
Other income (expenses)
  Interest (expense)                               (1,675)            (38)
  Interest income                                      158             153
  Other                                                (4)               -
                                                   -------         -------
Total other income (expenses)                      (1,521)             115
                                                   -------         -------
Income before income taxes                           6,271           4,988
Taxes on income                                      2,573           2,024
                                                   -------         -------
Income before extraordinary item                     3,698           2,964
                                                   -------         -------
Extraordinary item
Loss on early extinguishment
  of debt, net of income taxes of $264                 383              -
                                                   -------         -------
Net income                                         $ 3,315         $ 2,964
                                                   =======         =======
Earnings per share before extraordinary item       $  0.24         $  0.22
                                                   -------         -------
Earnings per share                                 $  0.22         $  0.22
                                                   -------         -------
Weighted average common shares outstanding          15,319          13,596
                                                   =======         =======

              See accompanying notes to consolidated financial statements



                                     (6)

               PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data)
                               (Unaudited)



                                                      Three Months Ended
                                                           June 30,
                                                     1997            1996
Revenues
  Pari-mutuel revenues
  Live races                                      $ 7,028          $ 5,191
  Import simulcasting                              16,541            7,915
  Export simulcasting                               2,272              926
Admissions, programs and other racing revenues      1,566            1,171
Concession revenues                                 2,177              840
                                                  -------          -------
Total revenues                                     29,584           16,043
                                                  -------          -------
Operating expenses
  Purses, stakes and trophies                       6,116            3,522
  Direct salaries, payroll taxes and
       employee benefits                            4,174            2,058
  Simulcast expenses                                3,045            2,391
  Pari-mutuel expenses                              2,462            1,363
  Other direct meeting expenses                     5,121            2,252
  Off-track wagering concessions expenses           1,674              536
  Other operating expenses                          2,876            1,087
                                                  -------          -------
Total operating expenses                           25,468           13,209
                                                  -------          -------
Income from operations                              4,116            2,834
                                                  -------          -------
Other income (expenses)
  Interest (expenses)                                (775)             (24)
  Interest income                                      72               85
  Other                                               (4)               -
                                                  -------           ------
Total other income (expenses)                       (707)               61
                                                  -------          -------
Income before income taxes                          3,409            2,895
Taxes on income                                     1,395            1,170
                                                  -------          -------
Net income                                        $ 2,014          $ 1,725
                                                  =======          =======

Earnings per share                                $  0.13          $  0.12
                                                  -------          -------

Weighted average common shares outstanding         15,717           13,876
                                                  =======          =======


       See accompanying notes to consolidated financial statements



                                     (7)

               PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (In thousands, except share data)
                               (Unaudited)



                                Common Stock    Treasury Stock
                                                                   Additional
                                                                      Paid-In
                           Shares    Amounts     Shares    Amounts   Capital     Earnings   Total

Balance, at
     January 1,1997     13,355,290   $   134          -     $    -   $ 14,299    $ 13,448   $ 27,881

Issuance of common stock 1,770,680        17                           23,137                 23,154

Purchase of Treasury Stock
  at cost                                         4,320       (72)                              (72)

Tax benefit related to stock
  options exercised                                                       573                    573


Net income for the six
  months ended
  June 30, 1997                                                                     3,315      3,315

Balance, at
     June 30, 1997      15,125,970   $   151      4,320     $ (72)   $ 38,009    $ 16,763   $ 54,851
                        ==========   =======      =====     ======   ========    ========   ========









                  See accompanying notes to consolidated financial statements





                                     (8)

                          PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (In thousands)
                                          (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                      1997            1996
Cash flows from operating activities
  Net income                                      $  3,315         $ 2,964
Adjustments to reconcile net income to net cash
  provided by operating activities
Depreciation and amortization                        1,660             592
Extraordinary item, loss on early extinguishment
  of debt, before income tax benefit                   647               -
  Deferred income taxes                                148             102

Decrease (Increase) in
  Accounts receivable                                1,156          (1,174)
  Prepaid expenses and other current assets         (2,286)           (704)
  Miscellaneous other assets                          (503)           (252)
Increase (decrease) in
  Accounts payable                                   4,480           1,126
  Purses due horsemen                                  458             128
  Uncashed pari-mutuel tickets                        (587)           (286)
  Accrued expenses                                      83               8
  Customer deposits                                    261             210
  Taxes other than income taxes                        (43)            (54)
  Income Taxes                                       1,178            (265)
                                                  --------         -------

Net cash provided by operating activities            9,967           2,395
                                                  --------         -------

Cash flows from investing activities
  Expenditures for property and equipment          (15,450)         (2,044)
  Acquisition of business,
    (Primarily property and equipment)             (16,000)              -
Increase in prepaid acquisitions cost                 (176)              -
                                                  ---------        -------
Net cash (used in) investing activities            (31,626)         (2,044)
                                                  ---------         -------





                                     (9)

                          PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (In thousands)
                                          (Unaudited)
                                          (Continued)




                                                       Six Months Ended
                                                            June 30,
                                                      1997            1996
Cash flows from financing activities
  Proceeds of sale common stock                     23,082           1,486
  Tax benefit related to stock options exercised       573               -
  Proceeds of long term debt                        16,500               -
  Principal payments on long-term debt and         (19,136)            (41)
    capital lease obligations
  Increase in unamortized financing cost              (167)              -
                                                   --------       --------

Net cash provided by financing activities            20,852          1,445
                                                   --------        -------

Net increase (decrease) in cash                        (807)         1,796

Cash, at beginning of period                          5,634          7,514
                                                    -------        -------

Cash, at end of period                             $  4,827       $  9,310
                                                   ========       ========







         See accompanying notes to consolidated financial statements



                                     (10)

                    PENN NATIONAL GAMING , INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  Basis of Financial Statement Presentation

              The accompanying consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc., ("Penn") and its wholly and majority owned subsidiaries, (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

              In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations for the six month periods ended June 30, 1997 and 1996. The results of operations experienced for the six month period ending June 30, 1997 are not necessarily indicative of the results to be experienced for the fiscal year ending December 31, 1997.

              The financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1996 annual financial statements.


2.  Wagering Information (in thousands):

                                                            Three months ended June 30,

                                                    1997                                1996
                                                    ----                                ----
                                Penn National Pocono Downs Charles Town Total    Penn National
Pari-mutuel wagering in-state on
company live races                   $ 25,084    $ 9,243  $   4,640  $ 38,967       $ 24,798
                                      -------     ------  ---------  --------       --------
Pari-mutuel wagering on simulcasting:
  Import simulcasting from
    other racetracks                   42,603     30,258      6,645    79,506         40,620
  Export simulcasting to out of Pennsylvania
    wagering facilities                38,930      8,827          -    47,757         31,450
                                      -------    -------  ---------- --------       --------
                                       81,533     39,085      6,645   127,263         72,070
                                      -------    -------  ---------  --------       --------
Total pari-mutuel wagering           $106,617    $48,328  $  11,285  $166,230       $ 96,868
                                     ========    =======  =========  ========       ========




                                     (11)

                          PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (UNAUDITED)

2.  Wagering Information (in thousands)


                                                Three months ended June 30,

                                            1997                                     1996
                                            ----                                     ----

                              Penn National  Pocono Downs Charles Town  Total    Penn National
Pari-mutuel wagering in-state
 on company live races               $ 47,574    $ 9,243  $   4,640  $ 61,457       $ 46,105
                                      -------     ------  ---------  --------       --------
Pari-mutuel wagering on simulcasting:
  Import simulcasting from
     other racetracks                  85,843     59,510      6,645   151,998         81,451
  Export simulcasting to out of Pennsylvania
    wagering facilities                76,361      8,827          -    85,188         59,788
                                     --------    -------  ---------- --------       --------
                                      162,204     68,337      6,645   237,186        141,239
                                     --------    -------  ---------  --------       --------
Total pari-mutuel wagering           $209,778    $77,580  $  11,285  $298,643       $187,344
                                     ========    =======  =========  ========       ========


3.  Commitments

              At June 30, 1997, the Company was contingently obligated under letters of credit with face amounts aggregating $1,803,700. The $1,803,700 consisted of $1,703,700 relating to the horsemen's account balances and $100,000 for Pennsylvania pari-mutuel taxes.

              On June 20, 1997, the Company acquired options to purchase approximately 100 acres of land in Memphis, Tennessee for an aggregate purchase price of $2.7 million. The Company paid $11,000 to acquire the options and has the right to extend the options from month to month until June 20, 1998 upon the payment of $11,000 per month. The Company is preparing an application to the Tennessee State Racing Commission for the proposed development of a harness race track and off-track wagering facility at the site.

              On June 25, 1997, the Company entered into a five-year technology agreement with GTECH Corporation for the installation and operation of the VLT system at the Charles Town facility. The agreement provides for annual payments equal to the facility's net win multiplied by a percentage which decreases as the net win per day per machine at the facility increases.





                                     (12)

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.  Supplemental Disclosures of Cash Flow Information

              Cash paid during the six months ended June 30, 1997 and 1996 for interest was $2,051,000 and $30,000, respectively.

              Cash paid during the six months ended June 30, 1997 and 1996 for income taxes was $629,000 and $1,616,000, respectively.

              For the six months ended June 30, 1997, the Company reclassified approximately $1.9 million of prepaid acquisition costs to excess of cost over fair market value of net assets acquired.

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

6.  Acquisitions

              On January 15, 1997, an 89% - owned Company subsidiary acquired substantially all of the assets of Charles Town Races for approximately $16 million plus acquisition-related fees and expenses of approximately $1.9 million.

              On March 26, 1997, the Company entered into an agreement to purchase property for its proposed Carbondale, Pennsylvania OTW facility. The agreement provides for a purchase price of $200,000 and is subject to numerous contingencies, including approval by the Pennsylvania State Harness Racing Commission. On June 5, 1997, the Company's application was approved by the Racing Commission, the Company expects to have the facility constructed and operational in the fourth quarter of 1997.




                                     (13)

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.  Subsequent Items

              On July 8, 1997, the Company entered into a lease agreement for the Hazleton OTW facility. The lease is for 13,000 square feet at the Laurel Mall in Hazleton, Pennsylvania. The initial term of the lease is for ten years with two additional five-year renewal options available. The agreement is subject to numerous contingencies, including approval by the Pennsylvania State Harness Racing Commission. On July 10, 1997, the Company submitted its application for such approval. If approved by the Racing Commission, the Company expects to have the facility constructed and operational in the fourth quarter of 1997.



                                     (14)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended June 30, 1997 compared to three months ended June 30, 1996

              Total revenue increased by approximately $13.5 million or 84.4% from $16.1 million to $29.6 million for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Pocono Downs, which was acquired in the fourth quarter of 1996, accounted for $10.1 million of the increase. Charles Town Races, which was purchased in January of 1997 and began racing operations on April 30, 1997, accounted for $2.9 million of the increase. In addition, revenues at Penn National Race Course and its OTW facilities increased by $547,000. This increase was primarily due to the receipt of $2.5 million in revenues at the Company's new OTW facilities in Lancaster and Williamsport, offset by a decrease of $2.0 million at the thoroughbred track in Grantville and the other OTW facilities. Management believes that the decrease in revenues at the Penn National OTW facilities was primarily due to the opening of a competitor's OTW facility and the opening of the Company's Lancaster OTW facility.

              Total operating expenses increased by approximately $12.3 million or 93.2% from $13.2 million to $25.5 million for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Pocono Downs and Charles Town Races accounted for $8.3 million and $3.0 million of this increase, respectively. Penn National Race Course and its OTW facility operations accounted for $1.0 million of the total operating expense increase. This increase was primarily due to $1.9 million in operating expenses for the Company's new OTW facilities in Lancaster and Williamsport offset by a decrease in purses, pari-mutuel taxes, simulcast expenses, and direct salaries, payroll taxes, and employees benefits at the thoroughbred track in Grantville and the other OTW facilities due to decreased revenues.

              Income from operations increased by approximately $1.3 million or 45.2% from $2.8 million to $4.1 million due to the factors described above. Other expenses for the three months ended June 30, 1997 consisted of approximately $775,000 in interest expense (primarily due to the financing of the Pocono Downs acquisition) compared to $24,000 in interest expense for the three months ended June 30, 1996.

              Income tax expense increased from $1.2 million to $1.4 million due to the increase in income for the period.

              Net income increased by approximately $300,000 or 16.7% from $1.7 million to $2.0 million for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 based on the factors described above.



                                     (15)

Six months ended June 30, 1997 compared to six months ended June 30, 1996

              Total revenue increased by approximately $21.8 million or 71.2% from $30.6 million to $52.4 million for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Pocono Downs, which was acquired in the fourth quarter of 1996, accounted for $17.3 million of the increase.
Charles Town Races, which was purchased in January of 1997 and began racing operations on April 30, 1997, accounted for $2.9 million of the increase. In addition, revenues at Penn National Race Course and its OTW facilties increased by $1.6 million. This increase was primarily due to the receipt of $4.7 million in revenues at the Company's new OTW facilities in Lancaster and Williamsport, offset by a decrease of $3.1 million at the thoroughbred track in Grantville and the other OTW facilities. Management believes that the decrease at the Penn National OTW facilities was primarily due to the opening of a competitor's OTW facility and the opening of the Company's Lancaster OTW facility.

              Total operating expenses increased by approximately $18.9 million or 73.4% from $25.7 million to $44.6 million for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Pocono Downs and Charles Town Races accounted for $13.8 million and $3.0 million of this increase respectively. Penn National Race Course and its OTW facility operations accounted for $2.1 million of the total operating expense increase. This increase was primarily due to $3.4 million in operating expenses for the Company's new OTW facilities in Lancaster and Williamsport offset by a decrease in purses, pari-mutuel taxes, simulcast expenses, and direct salaries, payroll taxes, and employees benefits at the thoroughbred track in Grantville and the other OTW facilities due to decreased revenues.

              Income from operations increased by approximately $2.9 million or 59.9% from $4.9 million to $7.8 million due to the factors described above. Other expenses for the six months ended June 30, 1997 consisted of approximately $1.7 million in interest expense (primarily due to the financing of the Pocono Downs acquisition) compared to $38,000 in interest expense for the six months ended June 30, 1996.

              Income tax expense increased from $2.0 million to $2.6 million due to the increase in income for the period.

              The extraordinary item consisted of a loss on the early extinguishment of debt in the amount of $383,000 net of income taxes. This resulted from the Company's receiving approximately $23 million as proceeds from the February 1997 equity offering and using approximately $19 million to reduce long-term debt.




                                     (16)

              Net income increased by approximately $351,000 or 11.8% from $3.0 million to $3.3 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 based on the factors described above.

Liquidity and Capital Resources

              Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations and borrowings from banks. During the six months ended June 30, 1997, the Company's cash position decreased by approximately $800,000 due primarily to the renovation project at Charles Town Races.

              Net cash provided from operating activities totaled approximately $10.0 million for the six months ended June 30, 1997. Net income and non-cash expenses provided $5.6 million and $1.3 million came from the repayment of the Charles Town Races loan receivable in January 1997. The balance of $3.1 million was generated by other changes in working capital.

              Cash flows used in investing activities totaled approximately $31.6 million. Acquisition costs for the purchase of Charles Town Races totaled $16.0 million and construction in progress and equipment for the Charles Town facility totaled approximately $13.0 million. Capital expenditures for the completion of the Williamsport OTW facility was $700,000. The balance of $1.9 million represents other necessary ongoing capital expenditures.

              Cash flows from financing activities totaled approximately $20.9 million of which was generated from the secondary equity offering in February 1997 and the exercise of options that resulted in the issuance of 1,756 shares of common stock. The Company also received $16.5 million in proceeds from long-term debt to use as payment for the Charles Town acquisition on January 15, 1997. The Company used $19.0 million of the proceeds from the offering to repay a portion of its bank debt. The remaining amount of the proceeds of approximately $4.0 million was used for the refurbishment of the Charles Town facility.

              During  the  balance  of 1997,  the  Company  anticipates  capital
expenditures  of   approximately   $4.0  million,   exclusive  of  the  cost  of
refurbishing the Charles Town Facility (described below), to construct two additional OTW facilities and approximately $500,000 for other capital expenditures and improvements to existing facilities for Penn National Race Course and Pocono Downs. Under the Company Credit Facility, the Company is permitted to make capital expenditures (not including the refurbishment of the Charles Town Facility or the cost of gaming machines to be installed there) of $12.0 million in 1997, $4.0 million in 1998 and $2.0 million in 1999 and in each year thereafter. The Company anticipates expending approximately $18.5 million on the refurbishment of the Charles Town Facility (excluding the cost of gaming machines), of



                                     (17)
which $13.0 million had already been expended through June 30, 1997. On July 15, 1997, the Company borrowed an additional $3.5 million under the Company Credit Facility for Charles Town refurbishment costs.

              The Company currently estimates that the net proceeds of the equity offering, together with the cash generated from operations and borrowings under its Credit Facility, will be sufficient to finance its current operations and planned capital expenditure requirements. There can be no assurance, however, that the Company will not be required to seek capital, in addition to that available from the foregoing sources. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or, if available, on terms acceptable to the Company. If additional funds are raised by issuing equity securities, existing shareholders may experience dilution.



                                     (18)

PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

   (a)   Exhibits

            10.62. Agreement dated June 25, 1997, between PNGI Charles Town Gaming Limited Liability Company and GTECH Corporation.

            10.63. Purchase Option dated June 20, 1997 between the Company and Alan J. Aste.

            10.64. Purchase Option dated June 20, 1997 between the Company and Joyce M. Peck.

            10.65. Purchase Option dated June 20 1997 between the Company and Roosevelt Boyland Devisees.




              (b)   Reports on Form 8-K

                    None





                                     (19)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PENN NATIONAL GAMING, INC.


                                            By:/s/ Robert S. Ippolito
  Date August 12, 1997                         Robert S. Ippolito
                                               Chief Financial Officer
                                               Secretary/Treasurer




                                     (20)

                                  EXHIBIT INDEX



Exhibit Nos.       Description of Exhibits                      Page No.
10.62              Agreement dated June 25, 1997, betweenPNGI        22
                   Charles Town Gaming Limited Liability Company
                   and GTECH Corporation.
10.63              Purchase Option dated June 20 1997 between the    42
                   Company and Roosevelt Boyland Devisees.
10.64              Purchase Option dated June 20, 1997 between the   46
                   Company and Joyce M. Peck.
10.65              Purchase Option dated June 20, 1997 between the   51
                   Company and Alan J. Aste.




                                     (21)