Form 10-Q
period 1997-09-30
PENN NATIONAL GAMING INC
filed 1997-11-14
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


                           Penn National Gaming, Inc.
                          825 Berkshire Blvd., Ste. 200
                              Wyomissing, PA 19610
                    (Address of Principal Executive Offices)

                                  610-373-2400
              (Registrant's Telephone Number, Including Area Code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                      Outstanding as of November 13, 1997

Common stock par value .01 per share                  15,129,470
                                                      ----------


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

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                                      INDEX



PART I-FINANCIAL INFORMATION                                                                           Page
Item 1. Financial Statements

Consolidated Balance Sheets -                                                                           4-5
 September 30, 1997 (unaudited) and December 31, 1996

Consolidated Statements of Income -                                                                       6
 Nine Months Ended September 30, 1997 and 1996 (unaudited)

Consolidated Statements of Income -                                                                       7
  Three Months Ended September 30, 1997 and 1996 (unaudited)

Consolidated Statement of Shareholders' Equity -                                                          8
 Nine Months Ended September 30, 1997 (unaudited)

Consolidated Statement of Cash Flow -                                                                  9-10
 Nine Months Ended September 30, 1997 and 1996 (unaudited)

Notes to Consolidated Financial Statements                                                            11-14

Item 2.  Management's Discussion and Analysis of Financial                                            15-18
  Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8 - K                                                              19






                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    September 30,   December 31,
                                                        1997           1996
                                                    -------------   ------------
                                                     (Unaudited)
Assets
Current assets
 Cash                                                  $  3,951        $  5,634
 Accounts receivable                                      3,160           4,293
 Prepaid expenses and other current assets                2,857           1,552
 Deferred income taxes                                       58              90
                                                       --------        --------

Total current assets                                     10,026          11,569
                                                       --------        --------

Property, plant and equipment, at cost
 Land and improvements                                   18,736          15,728
 Building and improvements                               63,570          30,484
 Furniture, fixtures and equipment                       14,445           8,937
 Transportation equipment                                   505             366
 Leasehold improvements                                   6,727           6,680
 Leased equipment under capitalized lease                   824           1,626
 Construction in progress                                 4,332           2,926
                                                       --------        --------
                                                        109,139          66,747
Less accumulated depreciation and amortization           10,113           8,029
                                                       --------        --------

Net property, plant and equipment                        99,026          58,718
                                                       --------        --------

Other assets
Excess of cost over fair market value of net assets
 acquired (net of accumulated amortization)              23,532          21,885
Prepaid acquisition costs                                  --             1,764
Deferred financing costs                                  1,798           2,416
Miscellaneous                                               537             371
                                                       --------        --------

Total other assets                                       25,867          26,436
                                                       --------        --------

                                                       $134,919        $ 96,723
                                                       ========        ========


           See accompanying notes to consolidated financial statements





                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 September 30,     December 31,
                                                      1997             1996
                                                 ------------      ------------
                                                  (Unaudited)

Liabilities and Shareholders' Equity
Current Liabilities
  Current maturities of long-term debt and
    capital lease obligations                     $   6,009         $   1,563
  Accounts payable                                    8,718             5,066
  Purses due horseman                                   587             1,421
  Uncashed pari-mutuel tickets                        1,202             1,336
  Accrued expenses                                    2,070             1,880
  Customer deposits                                     662               420
  Taxes, other than income taxes                        548               392
  Income taxes                                          636              --
                                                  ---------         ---------
Total current liabilities                            20,432            12,078
                                                  ---------         ---------

Long-term liabilities
Long-term debt and capital
  lease obligations, net of
  current maturities                                 47,851            45,954
Deferred income taxes                                10,982            10,810
                                                  ---------         ---------

Total long-term liabilities                          58,833            56,764
                                                  ---------         ---------

Commitments and contingencies

Shareholders' equity
Preferred stock, $.01 par value,
  1,000,000 shares authorized:
  none issued                                          --                --
Common stock, $.01 par value,
  20,000,000 shares authorized:
  15,129,470 and 13,355,290
  issued and outstanding                                151               134
Additional paid in capital                           38,072            14,299
Retained earnings                                    17,503            13,448
Treasury Stock, 4,320 shares at cost                    (72)             --
                                                  ---------         ---------

Total Shareholders' equity                           55,654            27,881
                                                  ---------         ---------
                                                  $ 134,919         $  96,723
                                                  =========         =========

           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                ----------------------
                                                                1997              1996
                                                                ----              ----
Revenues
  Pari-mutuel revenues
   Live races                                                 $ 18,234         $ 14,495
   Import simulcasting                                          46,766           23,596
   Export simulcasting                                           5,701            2,479
 Gaming revenue                                                    909             --
Admissions, programs and other racing revenues                   4,388            3,403
Concession revenues                                              5.570            2,501
                                                              --------         --------
Total revenues                                                  81,568           46,474
                                                              --------         --------

Operating expenses
  Purses, stakes and trophies                                   16,550            9,744
  Direct salaries, payroll taxes and employee benefits          12,034            6,211
  Simulcast expenses                                             9,836            6,920
  Pari-mutuel taxes                                              6,917            3,954
  Lottery taxes and administration                                 298             --
  Other direct meeting expenses                                 12,878            6,932
  Off-track wagering concessions expenses                        4,283            1,766
  Other operating expenses                                       8,303            3,710
                                                              --------         --------
Total operating expenses                                        71,099           39,237
                                                              --------         --------

Income from operations                                          10,469            7,237
                                                              --------         --------
Other income (expenses)
  Interest (expense)                                            (2,652)             (44)
  Interest income                                                  296              229
  Site development (expenses)                                     (599)            --
  Other                                                             17             --
                                                              --------         --------
Total other income (expenses)                                   (2,938)             185
                                                              --------         --------

Income before income taxes and extraordinary item                7,531            7,422
Taxes on income                                                  3,093            3,016
                                                              --------         --------

Income before extraordinary item                                 4,438            4,406
                                                              --------         --------
Extraordinary item
  Loss on early extinguishment
  of debt, net of income taxes                                     383             --
                                                              --------         --------

Net income                                                    $  4,055         $  4,406
                                                              ========         ========
Earnings per share before extraordinary item                  $   0.29         $   0.32
                                                              ========         ========
Earnings per share                                            $   0.26         $   0.32
                                                              ========         ========
Weighted average common shares outstanding                      15,400           13,754
                                                              ========         ========

           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 Three Months Ended
                                                                    September 30,
                                                                 --------------------
Revenues                                                         1997            1996
                                                                 ----            ----
  Pari-mutuel revenues
   Live races                                                 $  6,837         $  4,823
   Import simulcasting                                          15,428            8,087
   Export simulcasting                                           2,306              703
 Gaming revenue                                                    909             --
Admissions, programs and other racing revenues                   1,564            1,355
Concession revenues                                              2,120              900
                                                              --------         --------
Total revenues                                                  29,164           15,868
                                                              --------         --------

Operating expenses
  Purses, stakes and trophies                                    6,232            3,296
  Direct salaries, payroll taxes and employee benefits           4,614            2,244
  Simulcast expenses                                             3,955            2,240
  Pari-mutuel taxes                                              2,498            1,324
  Lottery taxes and administration                                 298             --
  Other direct meeting expenses                                  4,379            2,454
  Off-track wagering concessions expenses                        1,643              721
  Other operating expenses                                       2,868            1,225
                                                              --------         --------
Total operating expenses                                        26,487           13,504
                                                              --------         --------

Income from operations                                           2,677            2,364
                                                              --------         --------
Other income (expenses)
  Interest (expense)                                              (977)              (6)
  Interest income                                                  138               76
  Site development (expenses)                                     (599)            --
  Other                                                             21             --
                                                              --------         --------
Total other income (expenses)                                   (1,417)              70
                                                              --------         --------

Income before income taxes                                       1,260            2,434
Taxes on income                                                    542              992
                                                              --------         --------

Net income                                                    $    718         $  1,442
                                                              ========         ========

Earnings per share                                            $   0.05         $   0.10
                                                              --------         --------

Weighted average common shares outstanding                      15,680           13,994
                                                              ========         ========


           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                          Common Stock                Treasury Stock
                                         --------------               --------------          Additional
                                                                                                Paid-In
                                     Shares        Amounts        Shares          Amounts       Capital     Earnings       Total
                                     ------        -------        ------          -------      ----------   --------       -----

Balance, at January 1, 1997       13,355,290        $  134             -           $   -       $ 14,299     $ 13,448      $ 27,881

Issuance of common stock           1,774,180            17                                       23,200                     23,217

Purchase of Treasury Stock
  at cost                                                          4,320             (72)                                     (72)

Tax benefit related to stock
  options exercised                                                                                 573                        573


Net income for the nine
  months ended
 September  30, 1997                                                                                           4,055         4,055

Balance, at September
  30, 1997                        15,129,470       $   151         4,320         $   (72)      $ 38,072     $ 17,503      $ 55,654
                                  ==========       =======         =====         =======       ========     ========      ========

           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               Nine Months Ended
                                                                  September 30,
                                                               -----------------
                                                             1997              1996
                                                             ----              ----
Cash flows from operating activities
  Net income                                               $  4,055         $  4,406
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                               2,701              911
  Extraordinary item, loss on early extinguishment
    of debt, before income tax benefit                          642             --
 Deferred Income taxes                                          204              144
Decrease (Increase) in
  Accounts receivable                                         1,133             (350)
  Prepaid expenses                                           (1,305)            (732)
  Miscellaneous other assets                                   (166)            (197)
Increase (decrease) in
  Accounts payable                                            3,652              473
  Purses due horsemen                                          (834)              36
  Uncashed pari-mutuel tickets                                 (134)             (88)
  Accrued expenses                                              190              (85)
  Customer deposits                                             242              200
  Taxes other than income payable                               156               81
  Taxes payable                                                 636             (324)
                                                           --------         --------
Net cash provided by operating activities                    11,172            4,475
                                                           --------         --------

Cash flows from investing activities
  Expenditures for property and equipment                   (26,392)          (4,784)
  Acquisition of business,
    (Primarily property and equipment)                      (16,000)            --
  Prepaid acquisition costs                                    (310)          (3,001)
                                                           --------         --------

Net cash provided by (used) in investing activities         (42,702)          (7,785)
                                                           --------         --------

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                               Nine Months Ended
     Continued                                                    September 30,
                                                               -----------------
                                                             1997               1996
                                                             ----               ----
Cash flows from financing activities
  Proceeds from  sale common stock                          23,145              1,486
  Tax benefit related to stock options exercised               573               --
  Proceeds from long term debt                              25,667               --
  Principal payments on long-term debt and
    capital lease obligations                              (19,324)               (88)
  Increase in unamortized financing cost                      (214)              --
                                                          --------           --------

Net cash provided by financing activities                   29,847              1,398
                                                          --------           --------

Net (decrease) in cash                                      (1,683)            (1,912)

Cash, at beginning of period                                 5,634              7,514
                                                          --------           --------

Cash, at end of period                                    $  3,951           $  5,602
                                                          ========           ========

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations for the nine month periods ended September 30, 1997 and 1996. The results of operations experienced for the nine month period ending September 30, 1997 are not necessarily indicative of the results to be experienced for the fiscal year ending December 31, 1997.

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


2. Wagering Information (in thousands):


                                                                                 Three months ended September 30,
                                                       --------------------------------------------------------------------------
                                                                            1997                                        1996
                                                       ----------------------------------------------------------       -----
                                                       Penn National    Pocono Downs    Charles Town       Total     Penn National
Pari-mutuel wagering in-state on company live races       $ 22,142         $ 9,520        $  6,852       $ 38,514      $ 23,095
                                                         ---------        --------        --------       --------      --------
Pari-mutuel wagering on simulcasting:
  Import simulcasting from other racetracks                 39,014          29,710           7,630         76,354        41,444
  Export simulcasting to out of Pennsylvania
    wagering facilities                                     37,026          10,133              -          47,159        24,440
                                                         ---------        --------       ---------       --------      --------
                                                            76,040          39,843           7,630        123,513        65,884
                                                          --------         -------       ---------       --------      --------
Total pari-mutuel wagering                                 $98,182         $49,363        $ 14,482       $162,027      $ 88,979
                                                           =======         =======        ========       ========      ========


                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.  Wagering Information (in thousands)



                                                                  Nine months ended September 30,
                                                        -------------------------------------------------------------------------
                                                                                1997                                     1996
                                                                               ------                                    ----
                                                        Penn National   Pocono Downs    Charles Town      Total     Penn National
Pari-mutuel wagering in-state on company live races       $ 69,716        $ 18,763        $ 11,492       $ 99,971       $ 69,200
                                                          --------        --------        --------       --------       --------
Pari-mutuel wagering on simulcasting:
  Import simulcasting from other racetracks                124,857          89,220          14,275        228,352        122,960
  Export simulcasting to out of Pennsylvania
    wagering facilities                                    113,387          18,960              -         132,347         84,228
                                                        ----------        --------       ---------      ---------      ---------
                                                           238,244         108,180          14,275        360,699        207,188
                                                        ----------        --------       ---------      ---------     ----------
Total pari-mutuel wagering                               $ 307,960        $126,943        $ 25,767       $460,670      $ 276,388
                                                         =========        ========        ========       ========      =========



3. Commitments

         At September 30, 1997, the Company was contingently obligated under letters of credit with face amounts aggregating $1,803,700. The $1,803,700 consisted of $1,703,700 relating to the horsemen's account balances and $100,000 for Pennsylvania pari-mutuel taxes.

         On June 20, 1997, the Company acquired options to purchase approximately 100 acres of land in Memphis, Tennessee for an aggregate purchase price of $2.7 million. The Company paid $11,000 to acquire the options and has the right to extend the options from month to month until June 20, 1998 upon the payment of $11,000 per month. The Company has filed an application to the Tennessee State Racing Commission for the proposed development of a harness race track and off-track wagering facility at the site on October 9, 1997. A public hearing on the Tennessee racing license application has been scheduled for November 15, 1997.

         On June 25, 1997, the Company entered into a five-year technology agreement with GTECH Corporation for the installation and operation of the video gaming machine ("Gaming Machine") system at the Charles Town facility. The agreement provides for annual payments equal to the facility's net win multiplied by a percentage which decreases as the net win per day per machine at the facility increases.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.  Supplemental Disclosures of Cash Flow Information

         Cash paid during the nine months ended September 30, 1997 and 1996 for interest was $3,010,000 and $44,000, respectively.

         Cash paid during the nine months ended September 30, 1997 and 1996 for income taxes was $2,741,000 and $3,196,000, respectively.

         For the nine months ended September 30, 1997, the Company reclassified approximately $1.8 million of prepaid acquisition costs to excess of cost over fair market value of net assets acquired.

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

         On March 26, 1997, the Company entered into an agreement to purchase property for its Carbondale, Pennsylvania OTW facility. The agreement provides for a purchase price of $200,000 and is subject to numerous contingencies, including approval by the Pennsylvania State Harness Racing Commission. On June 5, 1997, the Company's application was approved by the Racing Commission. The Company expects to have the facility constructed and operational in the first quarter of 1998.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         On July 9, 1997, the Company entered into a lease agreement for its Hazleton OTW facility. The lease is for 13,000 square feet at the Laurel Mall in Hazleton, Pennsylvania. The initial term of the lease is for ten years with two additional five-year renewal options available. The agreement is subject to numerous contingencies, including approval by the Pennsylvania State Harness Racing Commission. On September 26, 1997, the Company's application was approved by the Racing Commission. The Company expects to have the facility constructed and operational in the first quarter of 1998.

         On September 9, 1997, the Company entered into a lease agreement for its Stroudsburg, Pennsylvania OTW facility. The initial term of the lease is for ten years with two additional five years renewal options available. The agreement is subjected to numerous contingencies, including approval by the Pennsylvania State Harness Racing Commission. On November 6, 1997, the Company's application was approved by the Racing Commission. The Company expects to have the facility renovated and operational in the third quarter of 1998.

         On September 26, 1997, the Company entered into a lease agreement for its proposed Altoona, Pennsylvania OTW facility. The lease is for 14,220 square feet at the Pleasant Valley Shopping Center in Altoona, Pennsylvania. The initial term of the lease is for ten years with two additional five-year renewal options available. The agreement is subjected to numerous contingencies, including approval by the Pennsylvania State Racing Commission. On September 26, 1997, the Company submitted its application for such approval. If approved, the Company expects to have the facility operational in the third quarter of 1998.


7.  Subsequent Items

         On October 30, 1997 the Company increased its revolving credit facility with its banks to $10.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three months ended September 30, 1997 compared to three months ended September 30, 1996

         Total revenue increased by approximately $13.3 million, or 83.8%, to $29.2 million for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. Pocono Downs, which was acquired in the fourth quarter of 1996, accounted for $9.4 million of the increase. Charles Town Races, which was purchased in January 1997, accounted for $4.9 million of the revenue increase. The Company renovated and refurbished the Charles Town facility following its acquisition and commenced racing operations on April 30, 1997 and Gaming Machine operations, with a soft opening, on September 10, 1997. Revenues decreased by approximately $1.8 million in the aggregate at the Company's Penn National Race Course and OTW facilities in Reading, and Chambersburg. This decrease was offset by a revenue increase of $798,000 which was primarily due to the opening of Penn National's OTW facility in Williamsport in February 1997. Management believes that the decrease in revenues at the Reading and Chambersburg OTWs, respectively, was primarily due to the opening of a competitor's OTW facility near Reading and the opening of the Charles Town facility, which is within the Chambersburg target market.

         Total operating expenses increased by approximately $13.0 million, or 96.3%, to $26.5 million for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. Pocono Downs and Charles Town Races, which the Company did not operate in the corresponding quarter, accounted for $7.9 million and $5.2 million of this increase, respectively. Operating expenses decreased by approximately $1.0 million in the aggregate at the Company's Penn National Race Course and OTW facilities in Reading and Chambersburg. This decrease was offset by a operating expense increase of $596,000 which was primarily due to the opening of Penn National's OTW facility in Williamsport in February 1997. The increase in corporate expenses of $321,000 was due to increased personnel and other administrative expense necessary to support the expansion of the Company.

         Income from operations increased by approximately $313,000, or 13.2%, to $2.7 million due to the factors described above. Other expenses for the three months ended September 30, 1997 consisted of approximately $1.0 million in interest expense (primarily due to the financing of the Pocono Downs and Charles Town acquisitions) compared to $6,000 in interest expense for the three months ended September 30, 1996. Site development expenses for the three months ended September 30, 1997 consist of a non-recurring pre-tax charge of $599,000 associated with the Company's failure to obtain the approval for the Downingtown OTW and discontinued site development efforts in Indiana.

         Net income decreased by approximately $724,000 or 50.2% from $1.4 million to $718,000 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 based on the factors described above.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

         Total revenue increased by approximately $35.1 million, or 75.5%, to $81.6 million for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. Pocono Downs, which was acquired in the fourth quarter of 1996, accounted for $26.2 million of the increase. Charles Town Races, which was purchased in January 1997, accounted for $7.8 million of the increase. The Company renovated and refurbished the Charles Town facility following its acquisition and commenced racing operations on April 30, 1997 and Gaming Machine operations, with a soft opening, on September 10, 1997. The remaining revenue increase of $1.1 million was primarily due to an increase of $5.9 million associated with the opening of the Penn National OTW facility in Williamsport in February 1997 and a full period of operations at the Lancaster OTW facility; this increase was offset by a decrease in revenues of approximately $4.2 million at the Company's OTW facilities in Reading and York and at the Penn National Race Course. Management believes that the decrease in revenues at these facilities was primarily due to the opening of a competitor's OTW facility and the opening of the Company's Lancaster OTW facility in July of 1996. The company also had a decrease of $600,000 relating to the closing of Penn National Speedway in Grantville at the end of 1996.

         Total operating expenses increased by approximately $31.9 million, or 81.2%, to $71.1 million for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. Pocono Downs and Charles Town Races, which the Company did not operate in the corresponding prior period, accounted for $21.4 million and $8.2 million of this increase, respectively. Operating expenses also increased by $1.2 million primarily due to an increase of $3.9 million associated with the opening of the OTW facility in Williamsport in February 1997, and operations at the Lancaster OTW facility, which was offset by a decrease in operating expenses of approximately $1.7 million at the Company's OTW facilities in Reading and York and at the Penn National Race Course associated with lower revenue levels at these facilities In addition, there was a decrease of approximately $800,000 in operating expenses due to the closing of Penn National Speedway. The increase in corporate expenses of $1.0 million was due to increased personnel, office space and other administrative expense necessary to support the expansion of the Company.

         Income from operations increased by approximately $3.2 million, or 44.7%, to $10.5 million due to the factors described above. Other expenses for the nine months ended September 30, 1997 consisted of approximately $2.7 million in interest expense (primarily due to the financing of the Pocono Downs and Charles Town acquisitions) compared to $44,000 in interest expense for the nine months ended September 30, 1996. Site development expenses for the nine months ended September 30, 1997 consist of a non-recurring pre-tax charge of approximately $599,000 associated with the Company's failure to obtain the approval for the Downingtown OTW facility and discontinued site development efforts in Indiana.

         The extraordinary item consisted of a non-cash write-off associated with the early extinguishment of debt of $383,000, net of income taxes. This resulted from the Company receiving approximately $23.0 million as proceeds from the February 1997 equity offering and using approximately $19.0 million to reduce long-term debt.

         Net income decreased by approximately $351,000, or 8.0%, to $4.0 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 based on the factors described above.

Liquidity and Capital Resources

         Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from issuances of equity securities.

         Net cash provided from operating activities for the nine months ended September 30, 1997 ($11.0 million) consisted of net income and non-cash expenses ($7.6 million), the repayment of the Charles Town Races receivable in January 1997 ($1.3 million) and other changes in working capital ($2.1 million).

         Cash flows used in investing activities ($42.7 million) consisted of the acquisition of the Charles Town facility ($16.0 million), construction in progress and renovation and refurbishment of the Charles Town facility ($22.8 million), and $3.9 million in capital expenditures, including approximately $700,000 for the completion of the Williamsport OTW facility.

         Cash flows from financing activities ($29.9 million) consisted principally of $23.1 million in proceeds from a secondary equity offering in February 1997 and $16.5 million in proceeds from long-term debt used as payment for the Charles Town acquisition on January 15, 1997. The Company used the proceeds from the equity offering to repay $19.0 million of its bank debt (including Charles Town acquisition borrowings), and the remaining amount was used for the refurbishment of the Charles Town facility. The Company received an additional $6.5 million in proceeds from long-term debt during the third quarter to use for the refurbishment of the Charles Town facility.

          The Company has a $5.0 million revolving credit facility which includes a $2.0 million sublimit for standby letters of credit for periods of up to twelve months. At September 30, 1997 the Company borrowed $2.5 million of the revolving credit facility for the refurbishment of the Charles Town Facility. On October 30, 1997, the revolving credit facility was increased to $10.0 million.

         The Company is subject to possible liabilities arising from environmental conditions at the landfill adjacent to Pocono Downs Harness Track. Specifically, the Company may incur expenses in connection with the landfill in the future, which expenses may not be reimbursed by the four municipalities which are parities to an existing settlement agreement. The Company is unable to estimate the amount, if any, that it may be required to expend.

         During the balance of 1997, the Company anticipates capital expenditures of approximately $2.4 million, exclusive of the cost of refurbishing the Charles Town Facility (described below), to construct two additional OTW facilities and approximately $200,000 for other capital expenditures and improvements to existing facilities for Penn National Race Course and Pocono Downs. Under the Company's credit facility, the Company is permitted to make capital expenditures (not including the refurbishment of the Charles Town Facility, or the cost of Gaming Machines to be installed there pursuant to a lease arrangement) of $12.0 million in 1997, $4.0 million in 1998 and $2.0 million in 1999 and in each year thereafter. The Company anticipates expending approximately $27.3 million on the refurbishment of the Charles Town Facility (excluding Gaming Machines), of which $22.8 million had already been expended through September 30, 1997.

         The Company currently estimates that the cash generated from operations and borrowings under its credit facility, will be sufficient to finance its current operations and planned capital expenditure requirements. There can be no assurance, however, that the Company will not be required to seek capital, in addition to that available from the foregoing sources. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or, if available, on terms acceptable to the Company. If additional funds are raised by issuing equity securities, existing shareholders may experience dilution.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  2.9 Second amended and related operating agreement dated as of October 17, 1997, among Penn National Gaming of
                           West Virginia, Inc., BDC Group, and PNGI Charles Town
                           Gaming Limited Liability Company.


                  10.66    Fourth amendment waiver and consent dated as of October 20,
                           1997, among the company Bankers Trust Company as agent,
                           CoreStates Bank, N.A. as co-agent, and certain banks party to the credit agreement dated as of November 17, 1996

                  27.1     Financial Data Schedule


         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  PENN NATIONAL GAMING, INC.


Date: November 14, 1997                           By:  /s/ Robert S. Ippolito
                                                       ------------------------
                                                        Robert S. Ippolito
                                                        Chief Financial Officer
                                                        Secretary/Treasurer

                                  EXHIBIT INDEX


Exhibit Nos.                 Description of Exhibits                    Page No.

2.9 Second amended and related operating agreement dated as of October 17, 1997, among Penn National Gaming of West Virginia, Inc., BDC Group and
                    PNGI Charles Town Gaming Limited Liability
                    Company.


10.66 Fourth amendment waiver and consent dated as of October 20, 1997, among the company, Bankers
                    Trust as agent, CoreStates Bank, N.A. as co-agent and certain banks party to the credit agreement dated as of November 17, 1996.

27.1                Financial Data Schedule