Form 10-K
period 1997-12-31
PENN NATIONAL GAMING INC
filed 1998-03-27
CIK 921738

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                             -----------------

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-24206
                                                -------

                           PENN NATIONAL GAMING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                                                  Wyomissing Professional Center
                                                                  825 Berkshire Blvd., Suite 200
           PENNSYLVANIA                   23-2234473                 Wyomissing, Pennsylvania                 19610
 ------------------------------           ----------                 ------------------------                 -----
 (State or other jurisdiction of       (I.R.S. Employer           (Address of principal executive           (Zip Code)
  incorporation or organization)      Identification No.)                    officer)

         Registrant's telephone number, including area code 610-373-2400
                                                            ------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:

                      Common stock par value .01 per share
                      ------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

            Aggregate market value of the voting common stock held by
                         nonaffiliates of the Registrant
              as of March 20, 1998 was approximately $156,302,075.

 Number of Shares of Common Stock outstanding as of March 20, 1998 - 15,155,830

                       Documents Incorporated by Reference
                       -----------------------------------

Registrant's Definitive Proxy Statement with respect to Annual Meeting of Shareholders to be held on May 20, 1998.

THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT LOCATED ELSEWHERE HEREIN REGARDING THE COMPANY'S OPERATIONS, FINANCIAL POSITION AND BUSINESS STRATEGY, MAY CONSTITUTE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "ESTIMATE," "ANTICIPATE," "BELIEVE," OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE AT THIS TIME, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THIS REPORT AND IN OTHER MATERIALS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

References to "Penn National Gaming" or the "Company" include Penn National Gaming, Inc. and its subsidiaries.

                                     PART 1

ITEM 1  BUSINESS

GENERAL

         The Company, which began operations in 1972, is a diversified gaming and pari-mutuel wagering company that owns and operates two racetracks and eight off-track wagering facilities ("OTWs") in Pennsylvania, as well as an 89% interest in an entertainment complex that includes a thoroughbred racetrack and video gaming machines ("Gaming Machines") in Charles Town, West Virginia. The Company's Pennsylvania racetracks include the Penn National Race Course, located outside Harrisburg, one of two thoroughbred racetracks in Pennsylvania, and Pocono Downs, located outside Wilkes-Barre, one of two harness racetracks in Pennsylvania. The Company intends to develop the three additional OTWs that have been allocated to it under Pennsylvania law, after which it would operate 11 of the 23 OTWs currently authorized in Pennsylvania. Between 1993 and 1996, the Company increased total wagers at a compound annual growth rate of 21.1% by expanding its simulcast and OTW operations. In contrast, during the same period, total industry wagers increased at a compound annual growth rate of 3.0% based upon industry data.

         The Company developed the Charles Town Entertainment Complex in order to operate and market a facility that integrates Gaming Machines with the Company's core business strengths of live racing and simulcast wagering. The Charles Town Entertainment Complex is an approximately 60-minute drive from Baltimore, Maryland and an approximately 70-minute drive from Washington, DC. Through December 31, 1997, the Company has invested a total of approximately $45.2 million to acquire and develop the Charles Town Entertainment Complex, which includes $18.2 million in acquisition costs and $27.0 million for substantial renovations and refurbishments. In developing the Charles Town Entertainment Complex, the Company preserved the California mission-style architecture of the original Charles Town Races facility and incorporated extensive internal renovations including a 1930s art deco Hollywood theater theme within the Silver Screen Gaming area. After having been closed for approximately six months, the thoroughbred racing and simulcasting operations at the Charles Town Entertainment Complex were reopened in April 1997. Gaming Machine operations commenced in September 1997.

INDUSTRY OVERVIEW

         Pari-mutuel wagering on thoroughbred or harness racing is pooled wagering, in which a pari-mutuel wagering system totals the amounts wagered and adjusts the payouts to reflect the relative amounts bet on different horses and various possible outcomes. The pooled wagers are (i) paid out to bettors as winnings in accordance with the payoffs determined by the pari-mutuel wagering system, (ii) paid to the applicable regulatory or taxing authorities and (iii) distributed to the track's horsemen in the form of "purses" which encourage owners and trainers to enter their horses in that track's live races. The balance of the pooled wagers is retained by the wagering facility. Pari-mutuel wagering is currently authorized in more than 40 states in the United States, all provinces in Canada and approximately 100 other countries around the world.

         Gaming and wagering companies, such as the Company, that focus on pari-mutuel horse race wagering derive revenue through wagers placed at their own tracks, at their OTWs and on their own races at the tracks and OTWs of others. While some states, such as New York, operate off-track betting locations that are independent of racetracks, in other states (such as Pennsylvania) racetrack ownership and operation is a precondition to OTW ownership and operation. A racetrack in such a state, then, is akin to an "admission ticket" to the OTW business.

         Over the past several years, attendance at live racing has generally declined. Prior to the inception of OTWs, declining live racing attendance at a track translated directly into lower purses at that track. As the size of the purses declined, the quality of live racing at the track would suffer, leading in turn to further reductions in attendance. The Company believes that increased contributions to the purse pool from wagers placed at OTWs affiliated with racetracks have significantly offset the effects of declining live racing attendance on race quality, and thereby improved the marketability of many tracks' export simulcast products. Indeed, despite declining live racing attendance, total pari-mutuel wagering on horse races in the United States has remained relatively constant in recent years, increasing from approximately $13.7 billion in 1993 to approximately $15.0 billion in 1996, according to industry data; an increase in simulcast, inter-track and off-track wagering from approximately $7.6 billion to approximately $11.0 billion during that period has offset declining wagering at tracks on live races. Given that many pari-mutuel wagering companies, such as the Company, face the necessary precondition of conducting live racing operations as their entree into the industry, the Company believes that its opportunities for success can be maximized through OTW operations, import and export simulcasting and the operation of Gaming Machines, to the extent permitted.

         A number of states have recently begun to authorize the installation of slot machines, video lottery terminals or other gaming machines ("Gaming Wagering") at live racing venues such as thoroughbred horse tracks, harness tracks and dog tracks. The revenue from these gaming opportunities and from the higher volume of wagers placed at these venues has not only increased total revenues for the tracks at which they are installed, but has generally further increased purse size and thereby resulted in higher quality races that can command higher simulcast revenues. The Company has taken advantage of this development by acquiring Charles Town Races shortly after West Virginia authorized the operation of Gaming Machines at Charles Town Races. Since pari-mutuel wagering companies, such as the Company, possess the necessary precondition of conducting live racing operations to offer OTW wagering opportunities and Gaming Wagering (where permitted by law), the Company believes that its opportunities for success can be maximized through OTW operations, import simulcasting and export simulcasting and the operation of Gaming Machines, to the extent permitted. At present, more than 40 states authorize inter-state and/or intra-state pari-mutuel wagering, which may involve the simulcasting of such races.

STRATEGY

         The Company intends to be a leading operator in the gaming and pari-mutuel wagering industry by capitalizing on its horse racing expertise and its numerous wagering locations. The Company plans to increase revenue by using the following strategies:

         Focus on Gaming Machine Operations. The Company's primary focus at the Charles Town Entertainment Complex is on Gaming Machine operations. The Company commenced Gaming Machine operations with a soft opening of 223 Gaming Machines on September 10, 1997. The Company's grand opening of Gaming Machine operations at the Charles Town Entertainment Complex occurred on October 17, 1997 with 400 Gaming Machines in operation. As of March 1998, the Company had 609 Gaming Machines in operation. The Company intends to increase the number of Gaming Machines in operation at the Charles Town Entertainment Complex to 799 in 1998, and if demand warrants, to 1,000 thereafter, the maximum number the Company is currently approved to operate at this complex. The Charles Town Entertainment Complex's Gaming Machines are dollar bill-fed video gaming machines that replicate traditional spinning reel slot machines and also feature video card games, such as blackjack and poker. Marketing efforts, which include print and radio advertising, commenced in October 1997 and are focused on the Washington, DC, Baltimore, Maryland, Northern Virginia, Eastern West Virginia and Southern Pennsylvania markets. The Company intends to enhance these marketing efforts by installing and operating a computerized player tracking system, in order to identify preferred players and encourage repeat Gaming Machine patronage at the Charles Town Entertainment Complex.

         Open Additional OTWs. The Company operates eight of the 19 OTWs now open in Pennsylvania and has the right to operate three of the four remaining OTWs that have been authorized in Pennsylvania. The Company's OTWs are located in Allentown, Chambersburg, Erie, Lancaster, Reading, Williamsport, York and Hazelton, Pennsylvania. At OTWs, customers can place wagers on thoroughbred and harness races simulcast from the Company's racetracks and on import simulcast races from other tracks around the country. Under the Pennsylvania Race Horse Industry Reform Act ("Pennsylvania Racing Act"), only licensed thoroughbred and harness racing associations, such as the Company, can operate OTWs or accept customer wagers on simulcast races at Pennsylvania racetracks. The Company will open an OTW in Carbondale, Pennsylvania (on or about March 31, 1998) and plans (subject to the receipt of remaining regulatory approvals, including site approvals) to open and operate additional OTWs in Stroudsburg and Altoona, Pennsylvania, which would give the Company a total of 11 of the 23 OTWs currently authorized by Pennsylvania law.

         Expand Simulcasting Operations. Simulcasting involves the transmission to, or the receipt of, the audio and/or video signals of a live racing event through a satellite for re-transmission at a different wagering location. The Company transmits simulcasts of Company races to other wagering locations year-round and receives simulcasts of races from other locations for wagering by its customers at the Company's facilities year-round. During the past five years, the Company expanded its simulcasting operations and took advantage of favorable changes in pari-mutuel wagering and simulcasting laws in various states and the expanded use of simulcasting technology. Import simulcasting generates revenue for the Company by maximizing the number of events available to a patron for wagering at the Company's facilities by utilizing idle time between races at Company racetracks and OTWs. When customers place wagers on import simulcast races, of the amount not returned to bettors as winning wagers, a portion is paid to the state in which the Company's wagering facility is located, a portion is paid to the "purse" fund for the horse owners and trainers of the Company's racetrack with which the wagering facility is associated, a portion is paid as a simulcast fee to the originating track and the balance is retained by the wagering facility and/or track. In order to promote wagering, the Company has increased and expects to continue to increase full-card import simulcasts from premier racetracks. The Company currently receives import simulcasts from approximately 75 racetracks, including premier racetracks such as Belmont Park, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga. The Company believes that "full-card" import simulcasting, in which all of the races at a non-Company track are import simulcast to a Company wagering facility, has improved the wagering opportunities for its customers and thereby increased the amount wagered at Company facilities. Export simulcasting generates revenue for the Company by increasing the consumer base for Company races beyond Company racetracks and OTWs. The Company transmits export simulcasts of Company races to approximately 98 locations and receives a flat percentage of the amounts wagered on Company races at non-Company locations, while incurring minimal additional expense. The Company intends to increase export simulcasting of races from Company-owned tracks to out-of-state racetracks, OTWs, casinos and other gaming facilities. The Company also seeks to improve the quality of its export simulcast products by increasing purse sizes where practicable.

         Capitalize on Other Gaming and Pari-Mutuel Wagering Opportunities. The Company intends to continue identifying opportunities in the gaming and pari-mutuel wagering industries which complement the Company's core operations and leverage its pari-mutuel management and operating strengths. Management also intends to explore other opportunities to capitalize upon changes in gaming legislation, including legislation relating to Gaming Machines.

ACQUISITIONS

Pocono Downs Acquisition

         On November 27, 1996, the Company acquired Pocono Downs for an aggregate purchase price of $48.2 million plus approximately $730,000 in acquisition-related fees and expenses. In addition, pursuant to the terms of the purchase agreement, the Company will be required to pay the sellers of Pocono Downs an additional $10.0 million if, within five years after the consummation of the acquisition of Pocono Downs, Pennsylvania authorizes any additional form of gaming in which the Company may participate. The $10.0 million payment is payable in annual installments of $2.0 million a year for five years, beginning on the date that the Company first offers such additional form of gaming. As of March 20, 1998, no such additional form of gaming in Pennsylvania has been adopted, and therefore, no such payment is due at this time.


         Prior to the Company's acquisition, Pocono Downs conducted (a) harness racing at Pocono Downs, located outside Wilkes-Barre, Pennsylvania, (b) export simulcasting of Pocono Downs races to locations throughout the United States,
(c) pari-mutuel wagering at Pocono Downs and at OTWs in Allentown and Erie, Pennsylvania on Pocono Downs races and on import simulcast races from other racetracks, and (d) telephone account wagering on live and import simulcast races.

Charles Town Acquisition

         On January 15, 1997, the Charles Town Joint Venture acquired substantially all of the assets of Charles Town Races for an aggregate net purchase price of approximately $16.0 million plus approximately $2.2 million in acquisition-related fees and expenses. Prior to its acquisition by the Charles Town Joint Venture, Charles Town Races conducted live thoroughbred horse racing, on-site pari-mutuel wagering on live races run at Charles Town Races and wagering on import simulcast races. The Company has refurbished and reopened the facility as the Charles Town Entertainment Complex, which features live racing, dining, simulcast wagering and, effective September 1997, Gaming Machines. The cost of the refurbishment, exclusive of the cost of the lease of the Gaming Machines, is approximately $27.0 million as of December 31, 1997.

GAMING MACHINE OPERATIONS AT CHARLES TOWN ENTERTAINMENT COMPLEX

         On November 5, 1996, Jefferson County, West Virginia approved a referendum authorizing the installation and operation of Gaming Machines at the Charles Town Entertainment Complex. As a result, the Company consummated the Charles Town Acquisition on January 15, 1997. In April 1997, the Company reopened the Charles Town Entertainment Complex, featuring live racing, dining and simulcast wagering. In September 1997, the Company expanded wagering opportunities by installing Gaming Machines at the Charles Town Entertainment Complex. The Gaming Machines are dollar bill-fed video gaming machines that replicate traditional spinning reel slot machines and also feature video card games, such as blackjack and poker. The West Virginia Gaming Machine Act specifies a 20% maximum percentage of each dollar wagered on Gaming Machines which can be retained by the Company. The balance of each dollar wagered must be paid out to the public as winning wagers. Of the portion retained by the Company, a portion is paid to taxing authorities and other beneficiary organizations mandated by the State of West Virginia and a portion is paid to the Charles Town Horsemen in the form of purses. The Company has installed and is operating, as of March 1998, 609 Gaming Machines at the Charles Town Entertainment Complex, and anticipates installing 135 additional Gaming Machines by April 1998. The Company has obtained all necessary approvals for the installation and operation of a total of 1,000 Gaming Machines at the Charles Town Entertainment Complex. After installing 799 Gaming Machines, the Company will evaluate demand for its Gaming Machines and install an additional 201 Gaming Machines if demand warrants such installation.

RACING AND PARI-MUTUEL OPERATIONS

         The Company's racing and pari-mutuel revenues have been derived from
(i) wagering on the Company's live races (a) at the Penn National Race Course,
(b) at the Company's OTWs, (c) at other Pennsylvania racetracks and OTWs and (d) through telephone wagering, as well as wagering at the Company's racetracks on certain stakes races run at out-of-state racetracks (collectively, referred to in the Company's financial statements as "pari-mutuel revenues from Penn National races"), (ii) wagering on full-card import simulcasts at the Company's racetracks and OTWs and through telephone wagering (collectively, referred to in the Company's financial statements as "pari-mutuel revenues from import simulcasting") and (iii) fees from wagering on export simulcasting Company races at out-of-state locations (referred to in the Company's financial statements as "pari-mutuel revenues from export simulcasting"). The Company's other revenues have been derived from admissions, program sales and certain other ancillary activities, food and beverage sales and concessions.

Pennsylvania Operating Data of the Company

         The following table summarizes certain key operating statistics for the Company's Pennsylvania pari-mutuel operations related to Penn National Race Course, Pocono Downs and their respective OTWs, including the pro forma presentation of data assuming the acquisition of Pocono Downs occurred on January 1, 1993:


                           PENN NATIONAL GAMING, INC.
                          PENNSYLVANIA WAGERING SUMMARY

                                                             YEARS ENDED DECEMBER 31
                                           ----------------------------------------------------------
                                             1993         1994         1995        1996         1997
                                           ----------------------------------------------------------
                              (DOLLARS IN THOUSANDS, EXCEPT ATTENDANCE DATA AND AVERAGE DAILY PURSES)

NUMBER OF LIVE RACING DAYS:
Penn National Race Course.............         238          219          204         206          212
Pocono Downs..........................         147          143          135         134          134
TOTAL ATTENDANCE:
Penn National Race Course(1)..........     548,085      485,224      430,128     370,898      339,487
Pocono Downs(1).......................     211,629      253,521      242,870     377,830      370,090
Reading OTW...........................     251,540      253,183      246,012     214,314      178,237
Chambersburg OTW......................         --       110,075      143,554     132,447      125,448
York OTW..............................         --            --      232,109     238,610      225,672
Lancaster OTW.........................         --            --           --      92,641      158,003
Williamsport OTW......................         --            --           --          --       81,797
Erie OTW..............................     135,617      129,074      116,367     113,169       94,429
Allentown OTW.........................     136,620      275,118      272,491     271,706      252,909
                                         ------------------------------------------------------------

Total paid attendance(1)..............   1,283,491    1,506,195    1,683,531   1,811,615    1,826,072
                                         ============================================================

TOTAL WAGERING(1)(2):
Penn National Race Course.............     $87,485      $91,898      $85,661     $75,708      $69,687
Pocono Downs..........................      45,956       51,980       57,784      53,190       47,217
Reading OTW...........................      33,518       39,714       42,810      41,320       30,811
Chambersburg OTW......................          --       14,589       24,365      25,024       24,899
York OTW..............................          --           --       42,140      49,864       45,245
Lancaster OTW.........................          --           --           --      13,079       29,292
Williamsport OTW......................          --           --           --          --        9,684
Erie OTW..............................      20,452       26,404       29,379      27,200       21,767
Allentown OTW.........................      21,130       52,676       56,440      56,216       58,681
Penn National Telebet.................       8,103        7,967        8,281       8,423        9,473
Pocono Downs Dial-A-Bet...............          --           --           75       5,510        8,179
Export simulcasting:
Penn National Race Course.............      80,832       90,878      113,639     148,702      192,798
Pocono Downs..........................      20,173       25,723       30,121      32,493       28,899
                                         ------------------------------------------------------------

Total wagering........................   $ 317,649     $401,829     $490,695    $536,729     $576,632
                                         ============================================================

                                                     YEARS ENDED DECEMBER 31

                                             1993        1994          1995        1996        1997
                                         ------------------------------------------------------------
                               (DOLLARS IN THOUSANDS, EXCEPT ATTENDANCE DATA AND AVERAGE DAILY PURSES)


AVERAGE DAILY PURSES:
Penn National Race Course.............     $40,834      $48,560      $57,897     $62,328      $60,623
Pocono Downs..........................      26,022       35,790       42,314      42,313       40,149
                                         ------------------------------------------------------------
Total average daily purse.............     $66,856      $84,350     $100,211    $104,641     $100,772
                                         ============================================================


GROSS MARGIN FROM WAGERING(3):
Penn National Race Course.............     $15,346      $17,963      $24,915     $27,955      $28,669
Pocono Downs..........................      10,918       16,653       17,838      17,805       16,920
                                         ------------------------------------------------------------
Total gross margin from
wagering..............................     $26,264      $34,616      $42,753     $45,760      $45,589
                                         ============================================================

(1) Does not reflect attendance for wagering on simulcasts when live racing is not conducted (i) for all periods presented, in the case of Penn National Race Course and (ii) for the years ended December 31, 1993-1995, in the case of Pocono Downs.

(2) Wagering on certain imported stakes races is included in Wagering on the Penn National Race Course races.

(3) Amounts equal total pari-mutuel revenues, less purses paid to the Horsemen, taxes payable to Pennsylvania and simulcast commissions or host track fees paid to other racetracks.


Live Racing

     The following table summarizes the Company's live racing facilities:


RACING FACILITY               LOCATION               DATE OPENED/STATUS              OPERATIONS CONDUCTED
---------------------------------------------------------------------------------------------------------
Penn National Race Course     Grantville, PA         Constructed in 1972;            Live thoroughbred racing;
                                                     operated by the Company         simulcast wagering; dining;
                                                     since 1972                      telephone account wagering

Pocono Downs                  Plains Township, PA    Constructed in 1965;            Live harness racing;
                                                     operated by the Company         simulcast wagering; dining;
                                                     since November 1996             telephone account wagering

Charles Town Races           Charles Town, WV        Charles Town Races was          Live thoroughbred racing;
at the Charles Town                                  constructed in 1933;            simulcast wagering; dining
Entertainment Complex                                acquired by Charles Town        (this facility is adjacent
                                                     Joint Venture on January        to Gaming Machine
                                                     15, 1997; refurbished in        operations)
                                                     1997 and reopened as the
                                                     Charles Town Entertainment
                                                     Complex

         The Penn National Race Course is located on approximately 225 acres approximately 15 miles northeast of Harrisburg, 100 miles west of Philadelphia and 200 miles east of Pittsburgh. There is a total population of approximately
1.4 million persons within a radius of approximately 35 miles around the Penn National Race Course and approximately 2.2 million persons within a 50-mile radius. The property includes a one mile all-weather thoroughbred racetrack and a 7/8-mile turf track. The property also includes approximately 400 acres surrounding the Penn National Race Course which are available for future expansion or development.

         The Penn National Race Course's main building is the grandstand/clubhouse, which is completely enclosed and heated and, at the clubhouse level, fully air-conditioned. The building has a capacity of approximately 15,000 persons with seating for approximately 9,000, including 1,400 clubhouse dining seats. Several other dining facilities and numerous food and beverage stands are situated throughout the facility. Television sets for viewing live racing and simulcasts are located throughout the facility. The pari-mutuel wagering areas are divided between those available for on-track wagering and those available for simulcast wagering.

         The Penn National Race Course includes stables for approximately 1,250 horses, a blacksmith shop, veterinarians' quarters, jockeys' quarters, a paddock building, living quarters for grooms, a cafeteria and recreational building in the backstretch area and water and sewage treatment plants. Parking facilities for approximately 6,500 vehicles adjoin the Penn National Race Course.

         The Company has conducted live racing at the Penn National Race Course since 1972, and has held at least 204 days of live racing at the facility in each of the last five years. The Penn National Race Course is one of only two thoroughbred racetracks in Pennsylvania. Although other regional racetracks offer nighttime thoroughbred racing, the Penn National Race Course is the only racetrack in the Eastern time zone conducting year-round nighttime thoroughbred horse racing, which the Company believes increases its opportunities to export simulcast its races during periods in which other racetracks are not conducting live racing. Post time at the Penn National Race Course is 7:30 p.m. on Wednesdays, Fridays and Saturdays, and 1:30 p.m. on Sundays and holidays.

         Pocono Downs is located on approximately 400 acres in Plains Township, outside Wilkes-Barre, Pennsylvania. There is a total population of approximately 785,000 persons within a radius of approximately 35 miles around Pocono Downs and approximately 1.5 million persons within a 50-mile radius. The property includes a 5/8-mile all-weather, lighted harness track. Pocono Downs's main buildings are the grandstand and the clubhouse. The clubhouse is completely enclosed and heated and fully air-conditioned. The grandstand has enclosed, heated and air-conditioned seating for approximately 500 persons and permanent open-air stadium-style seating for approximately 2,500 persons. The clubhouse is a tiered dining and wagering facility that seats approximately 1,000 persons. The clubhouse dining area seats 500 persons. Television sets for viewing live racing and simulcasts are located throughout the facility along with pari-mutuel wagering areas.

         A two-story 14,000 square foot building which houses the Pocono Downs offices is located on the property. Pocono Downs also includes stables for approximately 950 horses, five paddock stables, quarters for grooms, two blacksmith shops and a cafeteria for the Harness Horsemen. Parking facilities for approximately 5,000 vehicles adjoin the track.

         The acquisition of Pocono Downs was consummated following the last day of racing at Pocono Downs for the 1996 season. The Company resumed live racing at Pocono Downs in April 1997 and conducted 134 days of live harness racing at the facility in the 1997 season. Post time at Pocono Downs is 7:30 p.m.

         The Charles Town Entertainment Complex is located on a portion of a 250-acre parcel in Charles Town, West Virginia, which is approximately a 60-minute drive from Baltimore, Maryland and a 70-minute drive from Washington, D.C. There is a total population of approximately 3.1 million persons within a 50-mile radius and approximately 9.0 million persons within a 100-mile radius of the Charles Town Entertainment Complex. The property includes a 3/4-mile thoroughbred racetrack. The Charles Town Entertainment Complex's main building is the grandstand/clubhouse, which is completely enclosed and heated. The clubhouse dining room has seating for 600. Additional food and beverage areas are situated throughout the facility. The property surrounding the Charles Town Entertainment Complex, including the site of the former Shenandoah Downs Racetrack, is available for future expansion or development. In addition, the Company has a right of first refusal for an additional 250 acres that are adjacent to the Charles Town Entertainment Complex. The Charles Town Entertainment Complex also includes stables, an indoor paddock, ample parking and water and sewage treatment facilities.

         The Charles Town Races reopened in April 1997 and the Company conducted 159 days of thoroughbred racing at the facility in the 1997 season. Post time at the Charles Town Races is 7:30 p.m. on Fridays and Saturdays and 1:30 p.m. on Wednesdays and Sundays.

OTWs

         The Company's OTWs provide areas for viewing import simulcasts and televised sporting events, placing pari-mutuel wagers and dining. The facilities also provide convenient parking.


                                                                               SIZE                       OWNED OR
FACILITY/LOCATION                   DATE OPENED/STATUS                       (SQ. FT.)      COST           LEASED
-----------------                   ------------------                       ---------      ----          --------
Allentown, PA                          Opened 7/93                            28,500      $5,207,000       Owned
Chambersburg, PA                       Opened 4/94                            12,500       1,500,000       Leased
Erie, PA                               Opened 5/91                            22,500       3,575,000       Owned
Lancaster, PA                          Opened 7/96                            24,000       2,700,000       Leased
Reading, PA                            Opened 5/92                            22,500       2,100,000       Leased
Williamsport, PA                       Opened 2/97                            14,000       3,000,000       Owned
York, PA                               Opened 3/95                            25,000       2,200,000       Leased
Hazleton, PA                           Opened 3/98                            13,000       2,000,000       Leased
                                                                                          (estimated)
Carbondale, PA                         Approval obtained; expected to         13,000       2,300,000       Owned(2)
                                       open on or about March 31, 1998                     (estimated)
Stroudsburg, PA                        License authorized; approval to        12,000       2,000,000       Leased(2)
                                       operate pending; site selected                      (estimated)
Altoona, PA                            License authorized; approval to        14,220       2,000,000       Leased(2)
                                       operate pending; site selected                     (estimated)


(1) Consists of original construction costs, equipment and, for owned properties, the cost of land and building.

(2) The Company has purchased land and is in the process of constructing its proposed Carbondale OTW. All necessary approvals for operating such facilities have been obtained. The Company expects to open the Carbondale OTW on or about March 31, 1998. The Company is licensed to operate two additional OTWs and has identified sites to operate OTW locations in Stroudsburg and Altoona, Pennsylvania, subject to receipt of all applicable approvals to operate these sites.

     The Company considers its properties adequate for its presently anticipated purposes.

Pari-Mutuel Revenues

         Revenues from Company races consist of the total amount wagered, less the amount paid as winning wagers. Of the amount not returned to bettors as winning wagers, a portion is paid to the state in which the track is located, a portion is distributed to the track's horsemen in the form of "purses" and the balance is retained by the wagering facility. The Pennsylvania Racing Act specifies the maximum percentages of each dollar wagered on horse races in Pennsylvania which can be retained by the Company (prior to required payments to the Pennsylvania Horsemen and applicable taxing authorities). The percentages vary, based on the type of wager; the average percentage has approximated 20%, which is retained by the Company. The balance of each dollar wagered must be paid out to the public as winning wagers. With the exception of revenues derived from wagers at the Company's racetracks and OTWs, the Company's revenues on each race are determined pursuant to such maximum percentage and agreements with the other racetracks and OTWs at which wagering is taking place. Amounts payable to the Pennsylvania Horsemen are determined under agreements with the Pennsylvania Horsemen and vary depending upon where the wagering is conducted and the racetrack at which such races take place. The Pennsylvania Horsemen receive their share of such wagering as race purses. The Company retains a higher percentage of wagers made at its own facilities than of wagers made at other locations. The West Virginia Racing Act provides for a similar disposition of pari-mutuel wagers placed at the Charles Town Entertainment Complex, with the average percentage of wagers retained by the Company having been approximately
20% (prior to required payments to the Charles Town Horsemen and to applicable West Virginia taxing authorities and other mandated beneficiary organizations).

Simulcasting

         The Company has been transmitting simulcasts of its races to other wagering locations and receiving simulcasts of races from other locations for wagering by its customers at Company facilities year-round, for more than five years. When customers place wagers on import simulcast races, the Company receives revenue and incurs expense in substantially the same manner as it would if the race had been run at one of the Company's own tracks: of the amount not returned to bettors as winning wagers, a portion is paid to the state in which the Company wagering facility is located, a portion is paid to the purse fund for the horse owners or trainers (thoroughbred or harness) of the Company's racetrack with which the wagering facility is associated, a portion is paid to the racetrack from which the race is simulcast and the balance is retained by the Company. The Company believes that full-card import simulcasting, in which all of the races at a non-Company track are import simulcast to a Company wagering facility, has improved the wagering opportunities for its customers and thereby increased the amount wagered at Company facilities. When the Company exports simulcasts Company races for wagering at non-Company locations, it receives a fixed percentage of the amounts wagered on that race from the location to which the simulcast is exported, while incurring minimal additional expense. During the years ended December 31, 1996 and 1997, respectively, the Company received import simulcasts from approximately 57 and 75 racetracks, respectively, including premier racetracks such as Arlington International Racecourse, Belmont Park, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga and transmitted export simulcasts of Company races to 63 and 98 locations, respectively.

         Pursuant to an agreement among the members of the Pennsylvania Racing Association, the Company and the two other Pennsylvania racetracks provide simulcasts of all their races to all of each other's facilities and set the commissions payable on such races. In addition, the Company has short-term agreements with various racetracks throughout the United States to import simulcast from, and export simulcast to, their facilities; these agreements include import simulcasts of major stakes races. The Company believes that import simulcasting of out-of-state races, including full card import simulcasting, is beneficial economically to the Company because it makes available wagering on higher quality races and which tends to increase the size of the average wager.

Telephone Wagering

         In 1983, the Company pioneered Telebet, Pennsylvania's first telephone account wagering system. A Telebet customer opens an account by depositing funds with the Company. Account holders can then place wagers by telephone on Company races and import simulcast races to the extent of the funds on deposit in the account; any winnings are posted to the account and are available for withdrawal or future wagers. In December 1995, Pocono Downs instituted Dial-A-Bet, a similar telephone account betting system.

CHARLES TOWN JOINT VENTURE; OPERATING TERMS

         Pursuant to the original operating agreement governing the Charles Town Joint Venture, the Company held an 80% ownership interest in the Charles Town Joint Venture and was obligated to contribute 80% of the purchase price of the Charles Town Acquisition and 80% of the cost of refurbishing the Charles Town Entertainment Complex. In consideration of the fact that the Company contributed 100% of the purchase price of the Charles Town Acquisition and 100% of the cost of refurbishing the Charles Town Entertainment Complex, the Company has amended its operating agreement with Bryant Development Company and its affiliates ("Bryant") to, among other things, increase the Company's ownership interest in the Charles Town Joint Venture to 89% and decrease Bryant's interest to 11%. In addition, the amendment provided that the entire amount the Company has contributed, and will contribute, to the Charles Town Joint Venture for the acquisition and refurbishment of the Charles Town Entertainment Complex would be treated, as between the parties, as a loan to the Charles Town Joint Venture from the Company. Accordingly, prior to the distribution of any profits pursuant to the Charles Town Joint Venture, the

Company must be repaid in full all such contributions or loans, plus accrued interest, which as of December 31, 1997, equaled $45.9 million.

         The Charles Town Joint Venture acquired its option to purchase the Charles Town Entertainment Complex from Bryant; Bryant, in turn, acquired the option from Showboat Operating Company ("Showboat"). Showboat has retained an option (the "Showboat Option") to operate any casino at the Charles Town Entertainment Complex in return for a management fee (to be negotiated at the time, based on rates payable for similar properties) and a right of first refusal to purchase or lease the site of any casino at the Charles Town Entertainment Complex proposed to be leased or sold and to purchase any interest proposed to be sold in any such casino on the same terms offered by a third party or otherwise negotiated with the Charles Town Joint Venture. The rights retained by Showboat under the Showboat Option extend until November 5, 2001, and expire thereafter unless legislation to permit casino gaming at the Charles Town Entertainment Complex has been adopted prior to such date. If such legislation has been adopted prior to such time, then the rights of Showboat continue for a reasonable time (not less than 24 months) to permit completion of negotiations.

         While the express terms of the Showboat Option do not specify what activities at the Charles Town Entertainment Complex would constitute operation of a casino, Showboat has agreed that the installation and operation of gaming devices linked to the lottery (like the Gaming Machines the Company has installed and will continue to install) at the Charles Town Entertainment Complex's racetrack do not trigger Showboat's right to exercise the Showboat Option. If West Virginia law were to permit casino gaming at the Charles Town Entertainment Complex and if Showboat were to exercise the Showboat Option, the Company would be required to pay a management fee to Showboat for the operation of the casino.

POTENTIAL TENNESSEE DEVELOPMENT PROJECT

         In June 1997, the Company acquired twelve one-month options to purchase approximately 100 acres of land in Memphis, Tennessee. Since such time, the Company, through its subsidiary, Tennessee Downs, Inc. ("Tennessee Downs"), has pursued the development of a harness track and simulcast facility on this option site, which is located in the northeastern section of Memphis. The Company submitted an application to the Tennessee Racing Commission (the "Tennessee Commission") in October 1997 for an initial license for the development and operation of a harness track and OTW facility at this site. Tennessee Downs has been found financially suitable by the Tennessee Commission and a public comment hearing before the Tennessee Commission was held on November 15, 1997. The Tennessee Commission plans to have its portion of the application review completed in April 1998. A land use plan for the construction of a 5/8-mile harness track, clubhouse and grandstand area were approved in October 1997 by the Land Use Hearing Board for the City of Memphis and County of Shelby. On December 2, 1997, the Company received the necessary zoning and land development approvals from the Memphis City Council.

         If the Company is awarded a racing license, the Company plans to spend approximately $9.0 million in the next year to purchase the land subject to the option and build a combined OTW and grandstand facility. The Company estimates that total development costs, including subsequent track construction, will be approximately $15.0 million. In addition, if the Company is awarded a racing license, it will be permitted to pursue the development of additional OTWs in Tennessee, provided it first obtains necessary approvals, including a public referendum for each proposed OTW site and other necessary zoning and land development approvals.

         If the Company's application is approved by the Tennessee Commission, the Company plans to exercise its option to purchase the site and build the track and OTW facility at an estimated cost of $15.0 million. If this development project is pursued, the physical plant will be completed in two phases as described below. The Tennessee Horse Racing Act permits the construction of both a simulcast facility and a primary facility within the same enclosure. Upon the approval of the racing license by the Tennessee State Horse Racing Commission, Tennessee Downs plans to initiate the pre-construction site improvements and move forward with the construction of the simulcast facility. This portion of the project will include infrastructure improvements, the actual simulcast facility and related parking. Estimated construction costs for the first phase, along with development and land acquisition costs, are estimated to be approximately $9.0 million. The second phase of the project will include construction of the track, barns, paddock area and other racing related amenities. Following timely receipt of all applicable approvals, Tennessee Downs would initiate construction in the second or third quarter of fiscal 1998 with the opening of the simulcast facility planned for January, 1999. Construction of the second phase would follow during the spring/summer of 1999 with an anticipated opening for live racing sometime in 2000. The second phase of the project is estimated to cost approximately $6.0 million.

MARKETING AND ADVERTISING

         The Company seeks to increase wagering by broadening its customer base and increasing the wagering activity of its existing customers. To attract new customers, the Company seeks to increase the racing knowledge of potential customers through its television programming, and by providing "user friendly" automated wagering systems and comfortable surroundings. The Company also seeks to attract new customers by offering various types of promotions including family fun days, premium give-away programs, contests and handicapping seminars.

Charles Town Gaming Machine Marketing Programs

         The Company's marketing efforts, which include print and radio advertising, commenced in October 1997 and are focused on the Washington, D.C., Baltimore, Maryland, Northern Virginia, Eastern West Virginia and Southern Pennsylvania markets. At the Charles Town Entertainment Complex the Company established the Silver Screen Video Slots Club, a manual player tracking system designed to reward frequent and active customers. In 1998, the Company intends to purchase and install a computerized player tracking system at the Charles Town Entertainment Complex, which will further focus the Company's marketing efforts. The Company has also implemented a coupon program where customers who visit the Charles Town Entertainment Complex can redeem each coupon for five dollars. From these coupons, the Company has compiled a database of customers that will be targeted for future marketing programs.

Televised Racing Program

         The Company's "Racing Alive" program is televised by satellite transmission commencing approximately one hour before post time on each live racing day at the Penn National Race Course. The program provides color commentary on the races at the Penn National Race Course (including wagering odds, past performance information and handicapper analysis), general education on betting and handicapping, interviews with racing personalities and featured races from other thoroughbred racetracks across the country. The Racing Alive program is shown at the Penn National Race Course and on various cable television systems in Pennsylvania and is transmitted to all OTWs that receive the Penn National Race Course races. The Company intends to expand Racing Alive and/or to create additional televised programming to cover racing at Pocono Downs and at other harness racing venues throughout the United States. The Company's satellite transmissions are encoded so that only authorized facilities can receive the program.

Automated Wagering Systems

         To make wagering more "user friendly" to the novice and more efficient for the expert, the Company leases Autotote Systems, Inc.'s automated wagering equipment. These wagering systems enable the customer to choose a variety of ways to place a bet through touch-screen interactive terminals and personalized portable wagering terminals, provide current odds information and enable customers to place bets and credit winning tickets to their accounts. Currently, more than 35% of all wagers at Penn National are processed through these self-service terminals and Telebet.

Modern Facilities

         The Company provides a comfortable, upscale environment at each of its OTWs, including a full bar, a range of restaurant services and an area devoted to televised sporting events. The Company believes that its attractive facilities appeal to its current customers and to new customers, including those who have not previously visited a racetrack.

GTECH GAMING MACHINE SUPPLY AND SERVICE AGREEMENT

         In June 1997, the Charles Town Joint Venture entered into an agreement (the "GTECH Agreement") with GTECH Corporation ("GTECH") relating to the lease, installation and service of a video lottery system ("VLS") at the Charles Town Entertainment Complex. The GTECH Agreement provides that GTECH will be the exclusive provider of VLS and related services, including video lottery terminals and slot machines, if any, at the Charles Town Entertainment Complex; provided, however, the Charles Town Joint Venture has retained management control over the VLS. The GTECH Agreement has a term of five years from the first date on which 400 Gaming Machines are installed, operational and generating "Net Win," (total of all cash inserted into, or game credits played on, a video lottery terminal minus the total value of all prizes paid). On September 26, 1997, the Charles Town Joint Venture had 400 Gaming Machines installed, operational and generating Net Win at the Charles Town Entertainment Complex. Pursuant to the GTECH Agreement, the Charles Town Joint Venture has agreed to pay GTECH a fee which can range between 4% and 10% of Gaming Machine gross revenue. The Company generally is obligated to pay a lower percentage of Gaming Machine gross revenue to GTECH at higher levels of average win per day per machine and a higher percentage of Gaming Machine gross revenue at lower levels of average win per day per machine; provided, however, the Charles Town Joint Venture is obligated to pay GTECH the greater of the percentage fee described above or a minimum annual fee of $4.3 million if more than 800 Gaming Machines are in operation at the Charles Town Entertainment Complex. The payments pursuant to the GTECH Agreement include the cost of the rental of the Gaming Machines, the rental of the software (which is not a component of the VLS), technical assistance and programming services, maintenance and marketing services. At the end of the term of the GTECH Agreement, the Charles Town Joint Venture will purchase the VLS from GTECH for a cash purchase price equal to the net unamortized residual value of the VLS. In the event GTECH terminates the agreement because of the Charles Town Joint Venture's material misrepresentation and/or breach of the GTECH Agreement, the Charles Town Joint Venture must purchase the VLS from GTECH at a price equal to the net unamortized residual value of the VLS at that time and pay an additional one-time fee as follows: for such termination in the first year of the term, $8.5 million; for such termination in the second year of the term, $6.6 million; for such termination in the third year of the term, $5.0 million; for such termination in the fourth year of the term, $3.7 million; and for such termination in the fifth year of the term, $2.5 million. Pursuant to the GTECH Agreement, the Charles Town Joint Venture must maintain tangible net worth equal to at least 105% of the amounts payable as additional fees in the event of a termination as set forth in the preceding sentence.

PURSES; AGREEMENTS WITH HORSEMEN

         The Horsemen Agreements set forth the amounts to be paid to the Pennsylvania Horsemen as racing purses. Revenues from wagering at the Penn National Race Course and Pocono Downs, except for wagering on races simulcast from outside Pennsylvania, are divided approximately equally between the Company and the Pennsylvania Horsemen. Revenues from all other sources (all wagering at the Company's OTWs and on races simulcast from outside Pennsylvania) are shared such that the Pennsylvania Horseman generally receive between 3.0% and 7.5% of total wagering at the OTWs.

         The Company sets the purses paid on Company races, based on projected wagering and in accordance with the terms of the Horsemen Agreements. Because the amount of the purses is based on projections, at any given point in time the Pennsylvania Horsemen will have either been overpaid or underpaid. The agreement with the Thoroughbred Horsemen permits the Thoroughbred Horsemen to require immediate purse adjustments should the amount of revenues to be paid to them as purses, and remaining unpaid, exceed $100,000. The amount of underpaid or overpaid purses varies from time to time, and the Company believes that further action to reduce the amount of underpaid purses will not affect its ability to increase purses in an orderly manner. In setting future purses the Company seeks, over time, to adjust for the under or over-payments, but no assurance can be given that any such adjustment will be accurate or adequate.

         During the years ended December 31, 1995, 1996 and 1997, the Pennsylvania Thoroughbred Horsemen earned an aggregate of approximately $12.0 million, $12.3 million and $12.9 million in purses, respectively. The average daily purses earned by the Pennsylvania Thoroughbred Horsemen who raced at Penn National Race Course during the three-year period increased from approximately $57,900 to approximately $60,600. The Company believes that the increases in daily purses have contributed to an improvement in the quality of horses racing at the Penn National Race Course. During the years ended December 31, 1995, 1996 and 1997, the Harness Horsemen earned an aggregate of approximately $6.5 million, $5.7 million and $5.4 million in purses, respectively. The average daily purses earned by the Harness Horsemen during the four-year period ended December 31, 1997 increased from approximately $35,800 to approximately $40,100. The average daily purses earned by the Harness Horsemen for calendar 1996 and 1997 were approximately $42,300 and $40,100 per day, respectively. The average daily purses at Charles Town Races during such period decreased from approximately $28,538 to approximately $25,800.

         The Penn National Race Course Thoroughbred Horsemen Agreement was entered into in February 1996, expires in February 1999 and is subject to automatic renewal for successive one year terms unless either party gives notice of termination at least 90 days prior to the end of any such period. The Harness Horsemen Agreement was entered into in November 1994, became effective in January 1995 and expires in January 2000. The Company is party to the requisite agreement with the Charles Town Horsemen, which expires on December 31, 2000. The West Virginia Gaming Machine Act also requires that the operator of the Charles Town Entertainment Complex be subject to a written agreement with the pari-mutuel clerks in order to operate Gaming Machines, although this agreement expired on December 31, 1997. The Company is in the process of negotiating a new pari-mutuel clerks agreement.

COMPETITION

         The Company faces significant competition for wagering dollars from other racetracks and OTWs in Pennsylvania and neighboring states (some of which also offer other forms of gaming), other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania Lottery and the West Virginia Lottery. The Company may also face competition in the future from new OTWs or from new racetracks. From time to time, Pennsylvania has considered legislation to permit other forms of gaming. Although Pennsylvania has not authorized any form of casino or other gaming, if additional gaming opportunities become available in or near Pennsylvania, such gaming opportunities could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's live races compete for wagering dollars and simulcast fees with live races and races simulcast from other racetracks both inside and outside Pennsylvania (including several in New York, New Jersey, West Virginia, Ohio, Maryland and Delaware). The Company's ability to compete successfully for wagering dollars is dependent, in part, on the quality of its live horse races. The quality of horse races at some racetracks that compete with the Company, either by live races or simulcasts, is higher than the quality of Company races. The Company believes that there has been some improvement over the last several years in the quality of the horses racing at the Penn National Race Course, due to higher purses being paid as a result of the Company's increased simulcasting activities. However, increased purses may not result in a continued improvement in the quality of racing at the Penn National Race Course or in any material improvement in the quality of racing at Pocono Downs or the Charles Town Races.

         The Company's OTWs compete with the OTWs of other Pennsylvania racetracks, and new OTWs may compete with the Company's existing or proposed wagering facilities. Competition between OTWs increases as the distance between them decreases. For example, the Company believes that its Allentown OTW, which was acquired in the acquisition of Pocono Downs and which is approximately 50 miles from the Penn National Race Course and 35 miles from the Company's Reading OTW, has drawn some patrons from the Penn National Race Course, the Reading OTW and the Company's telephone wagering system and that the Company's Lancaster OTW, which is approximately 31 miles from the Penn National Race Course and 25 miles from the Company's York OTW, has drawn some patrons from the Penn National Race Course, the York OTW and the Company's telephone wagering system. Moreover, the Company believes that a competitor's new OTW in King of Prussia, Pennsylvania, which is approximately 23 miles from the Reading OTW, has drawn some patrons from the Reading OTW. Although only one competing OTW remains authorized by law for future opening, the opening of a new OTW in close proximity to the Company's existing or future OTWs could have a material adverse effect on the Company's business, financial condition and results of operations. A competitor of the Company has applied to open an OTW within four miles of the Company's OTW in Allentown. If the application were approved, such new OTW could compete for patrons with the Company's site. However, the Company believes it is unlikely that the competitor's site will be approved by gaming authorities under existing legal precedent established by such gaming authorities.

         The Company's Gaming Machine operations face competition from other Gaming Machine venues in West Virginia and in neighboring states (including Dover Downs in Dover, Delaware, Delaware Park in northern Delaware, Harrington Raceway in southern Delaware and the casinos in Atlantic City, New Jersey). Venues in Delaware and New Jersey, in addition to video gaming machines, currently offer mechanical slot machines that feature physical spinning reels, pull-handles and the ability to both accept and pay out coins. West Virginia has not authorized, and may never approve, such mechanical slot machines. The failure to attract or retain Gaming Machine customers at the Charles Town Entertainment Complex, whether arising from such competition or from other factors, could have a material adverse effect upon the Company's business, financial condition and results of operations.

EFFECT OF INCLEMENT WEATHER AND SEASONALITY

         Because horse racing is conducted outdoors, variable weather contributes to the seasonality of the Company's business. Weather conditions, particularly during the winter months, may cause races to be canceled or may curtail attendance. Because a substantial portion of the Company's racetrack expenses are fixed, the loss of scheduled racing days could have a material adverse effect on the Company's business, financial condition and results of operations.

         For the year ended December 31, 1997, the Company has canceled a total of five racing days because of inclement weather. The severe winter weather in 1996 resulted in the closure of the Company's OTW facilities for two days in January 1996. Because of the Company's growing dependence upon OTW operations, severe weather that causes the Company's OTWs to close could have an adverse effect upon the Company's business, financial condition and results of operations.

         Attendance and wagering at the Company's facilities have been favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the heavier racing schedule throughout the country during the second and third quarter. As a result, the Company's revenues and net income have been greatest in the second and third quarters of the year, and lowest in the first and fourth quarters of the year. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

REGULATION AND TAXATION

General

          Company subsidiaries are authorized to conduct thoroughbred racing and harness racing in Pennsylvania under the Pennsylvania Racing Act. Such subsidiaries are also authorized, under the Pennsylvania Racing Act and the Federal Horseracing Act, to conduct import simulcast wagering. The Charles Town Joint Venture is also subject to the provisions of the West Virginia Racing Act, which governs the conduct of thoroughbred horse racing in West Virginia, and the West Virginia Gaming Machine Act, which governs the operation of Gaming Machines in West Virginia. The Company's live racing, pari-mutuel wagering and Gaming Machine operations are contingent upon the continued governmental approval of such operations as forms of legalized gaming. All of the Company's current and proposed operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations, or banned entirely.

Pennsylvania Racing Regulation

         The Company's horse racing operations at the Penn National Race Course and Pocono Downs are subject to extensive regulation under the Pennsylvania Racing Act, which established the Pennsylvania State Horse Racing Commission and the State Harness Racing Commission (together, the Pennsylvania Racing Commissions). The Pennsylvania Racing Commissions are responsible for, among other things, (i) granting permission annually to maintain racing licenses and schedule race meets, (ii) approving, after a public hearing, the opening of additional OTWs, (iii) approving simulcasting activities, (iv) licensing all officers, directors, racing officials and certain other employees of the Company and (v) approving all contracts entered into by the Company affecting racing, pari-mutuel wagering and OTW operations.

         As in most states, the regulations and oversight applicable to the Company's operations in Pennsylvania are intended primarily to safeguard the legitimacy of the sport and its freedom from inappropriate or criminal influences. The Pennsylvania Racing Commissions have broad authority to regulate in the best interests of racing and may, to that end, disapprove the involvement of certain personnel in the Company's operations, deny approval of certain acquisitions following their consummation or withhold permission for a proposed OTW site for a variety of reasons, including community opposition. For example, the Pennsylvania State Horse Racing Commission withheld approval for the Company's initial site for its Lancaster OTW, but the Company applied and was ultimately approved for another site in Lancaster, which opened in July 1996. The Pennsylvania legislature also has reserved the right to revoke the power of the Pennsylvania Racing Commissions to approve additional OTWs and could, at anytime, terminate pari-mutuel wagering as a form of legalized gaming in Pennsylvania or subject such wagering to additional restrictive regulation; such termination would, and any further restrictions could, have a material adverse effect upon the Company's business, financial condition and results of operations.

         The Company may not be able to obtain all necessary approvals for the operation or expansion of its business. Even if all such approvals are obtained, the regulatory process could delay implementation of the Company's plans to open additional OTWs. The Company has had continued permission from the Pennsylvania State Horse Racing Commission to conduct live racing at the Penn National Race Course since it commenced operations in 1972, and has obtained permission from the Pennsylvania State Harness Racing Commission to conduct live racing at Pocono Downs. Currently, the Company has approval from the Pennsylvania Racing Commissions to operate the eight OTWs that are currently open and the three additional OTWs the Company proposed to open. A Commission may refuse to grant permission to open additional OTWs or to continue to operate existing facilities. The failure to obtain required regulatory approvals would have a material adverse effect upon the Company's business, financial condition and results of operations.

         The Pennsylvania Racing Act provides that no corporation licensed to conduct thoroughbred racing with pari-mutuel wagering shall be licensed to conduct harness racing with pari-mutuel wagering and that no corporation licensed to conduct harness racing with pari-mutuel wagering shall be licensed to conduct thoroughbred racing with pari-mutuel wagering. The Company's harness and thoroughbred licenses are held by separate corporations, each of which is a wholly owned subsidiary of the Company. Moreover, the Pennsylvania State Harness Racing Commission has reissued the Pocono Downs harness racing license and has found, in connection with the reissuance, that it is not "inconsistent with the best interests, convenience or necessity or with the best interests of racing generally," that a subsidiary of the Company beneficially owns Pocono Downs. The Company thus believes that the arrangement under which it holds both a harness and a thoroughbred license complies with applicable regulations.

West Virginia Racing and Gaming Regulation

         The Company's operations at the Charles Town Entertainment Complex are subject to regulation by the West Virginia Racing Commission under the West Virginia Racing Act, and by the West Virginia Lottery Commission under the West Virginia Gaming Machine Act. The powers and responsibilities of the West Virginia Racing Commission under the West Virginia Racing Act are substantially similar in scope and effect to those of the Pennsylvania Racing Commissions and extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations. The Charles Town Joint Venture has obtained from the West Virginia Racing Commission a license to conduct racing and pari-mutuel wagering at the Charles Town Entertainment Complex. Pursuant to the West Virginia Gaming Machine Act, the Company has obtained approval for the installation and operation of a total of 1,000 Gaming Machines at the Charles Town Entertainment Complex.

State and Federal Simulcast Regulation

         Both the Federal Interstate Horseracing Act of 1978 (the "Federal Horse Racing Act") and the Pennsylvania Racing Act require that the Company have a written agreement with the Thoroughbred Horsemen and with the Harness Horsemen in order to simulcast races. The Company has entered into the Horsemen Agreements, and in accordance therewith has agreed on the allocations of the Company's revenues from import simulcast wagering to the purse funds for the Penn National Race Course, Charles Town Races and Pocono Downs. Because the Company cannot conduct import simulcast wagering in the absence of the Horsemen Agreements, the termination or non-renewal of either Horsemen Agreement could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Potential Tennessee Development Regulatory Compliance.

         If the Company successfully completes the development of its potential Tennessee harness track and OTWs, the Company will likely face regulatory requirements that are similar to the requirements affecting its existing operations; however, given the absence of horse racing in Tennessee at this time, the Company may face more burdensome regulatory approvals or compliance in light of the absence of an established regulatory framework.

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

         The solid waste landfill ("Landfill") is on a parcel of land adjacent to the Harness Track. The East Side Landfill Authority (the "Landfill Authority"), which operated the Landfill from 1970 until 1982, disposed of municipal waste on behalf of four municipalities. The Landfill is currently subject to a closure order issued by the Pennsylvania Department of Environmental Resources ("PADER") which the four municipalities are required to implement pursuant to a 1986 Settlement Agreement among the former trustee in bankruptcy for Pocono Downs, the Landfill Authority, the municipalities and PADER (the "Settlement Agreement"). According to the Company's environmental consulting firm, the Landfill closure is substantially complete. To date, the municipalities obligated to implement the closure order pursuant to the Settlement Agreement, have been fulfilling their obligations. However, there can be no assurance that the municipalities will continue to meet their obligations under the Settlement Agreement or that the terms of the Settlement Agreement will not be amended in the future. In addition, the Company may be liable for future claims with respect to the Landfill under the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws. The Company may incur expenses in connection with the Landfill in the future, which expenses may not be reimbursed by the municipalities. Any such expenses could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company's current OTW properties are described in the following table:

                                                                   OWNED OR
LOCATION                                                            LEASED
--------                                                           --------

Allentown....................................................       Owned
Chambersburg.................................................       Leased
Erie.........................................................       Owned
Lancaster....................................................       Leased
Reading......................................................       Leased
York.........................................................       Leased
Williamsport.................................................       Owned
Hazelton.....................................................       Leased

Other Property and Equipment

         The Company currently leases 6,183 square feet of office space in an office building in Wyomissing, Pennsylvania for the Company's executive offices. The lease expires in April 2005 and provides for an annual rental of $71,100 plus common area expenses and electric utility charges. The office building is owned by an affiliate of Peter M. Carlino, the Chairman and Chief Executive Officer of the Company. The Company believes that the lease terms are not less favorable than lease terms that could have been obtained from an unaffiliated third party.

         The Company currently leases an aircraft from a company owned by John Jacquemin, a director of the Company. The lease expires in August 2007, and provides for monthly payments of $8,356. The Company believes that the lease terms are not less favorable than lease terms that could have been obtained from an unaffiliated third party.

EMPLOYEES AND LABOR RELATIONS

         At March 16, 1998, the Company had 1,629 permanent employees, of whom 749 were full-time and 880 part-time. Employees of the Company who work in the admissions department and pari-mutuels department at the Penn National Race Course, Pocono Downs and the OTWs are represented under collective bargaining agreements between the Company and Sports Arena Employees' Union Local 137. The agreements extend until October 3, 1999 for track employees and until May 20, 1998 for OTW employees. The pari-mutuel clerks at Pocono Downs voted to unionize in June 1997. The Company has held negotiations with this union, but does not have a contract to date. Failure to reach agreement with this union would not result in the suspension or termination of the Company's license to operate live racing at Pocono Downs or to conduct simulcast or OTW operations. The Company believes that its relations with its employees are satisfactory.

ITEM 3  LEGAL PROCEEDINGS

         In December 1997, Amtote International, Inc. ("Amtote"), filed an action against the Company and the Charles Town Joint Venture in the United States District Court for the Northern District of West Virginia. In its complaint, Amtote (i) states that the Company and the Charles Town Joint Venture allegedly breached certain contracts with Amtote and its affiliates when it entered into a wagering services contract with a third party (the "Third Party Wagering Services Contract"), and not with Amtote, effective January 1, 1998,
(ii) sought preliminary and injunctive relief through a temporary restraining order seeking to prevent the Charles Town Joint Venture from (a) entering into a wagering services contract with a party other than Amtote and (b) having a third party provide such wagering services, (iii) seeks declaratory relief that certain contracts allegedly bind the Charles Town Joint Venture to retain Amtote for wagering services through September 2004 and (iv) seeks unspecified compensatory damages, legal fees and costs associated with the action and other legal and equitable relief as the Court deems just and appropriate. On December 24, 1997, a temporary restraining order was issued, which prescribes performance under the Third Party Wagering Contract. On January 14, 1998, a hearing was held to rule on whether a preliminary injunction should be issued or whether the temporary restraining order should be lifted, and on February 20, 1998, the court lifted the temporary restraining order. The Company intends to pursue legal remedies to terminate Amtote and proceed under the Third Party Wagering Services Contract. The Company believes that this action, and any resolution thereof, will not have any material adverse impact upon its financial condition, results, or the operations of either the Charles Town Joint Venture or the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None

                                     PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on The Nasdaq National Market under the symbol "PENN." The following table sets forth for the periods indicated the high and low sales prices per share of the Company's Common Stock as reported on The Nasdaq National Market.


                1996                                                                    HIGH                 LOW
                                                                                      -------              -------
                First Quarter........................................                 $ 6.000               $4.292
                Second Quarter.......................................                  14.500                5.875
                Third Quarter........................................                  15.625                9.000
                Fourth Quarter.......................................                  21.375               13.750


                 1997                                                                   HIGH                 LOW
                                                                                      -------              -------
                 First Quarter........................................                $18.250              $14.000
                 Second Quarter.......................................                 19.625               13.750
                 Third Quarter........................................                 20.125               14.625
                 Fourth Quarter.......................................                 19.250                8.750

         The closing sale price per share of Common Stock on The Nasdaq National Market on March 20,1998 was $10.313. As of March 20, 1998, there were 581 holders of record of Common Stock.

                                 DIVIDEND POLICY

         Since the Company's initial public offering of Common Stock in May 1994, the Company has not paid any cash dividends on its Common Stock. The Company intends to retain all of its earnings to finance the development of the Company's business, and thus, does not anticipate paying cash dividends on its Common Stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. Moreover, the Company's existing credit facility prohibits the Company from authorizing, declaring or paying any dividends.

ITEM 6  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data of the Company for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, except for Other Data, are derived from financial statements that have been audited by BDO Seidman, LLP, independent certified public accountants, adjusted as described in the notes below. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.



                                                                    YEARS ENDED DECEMBER 31
                                                   ----------------------------------------------------------
                                                   1993(1)        1994         1995        1996       1997(2)
                                                   -------     ---------    ---------   ---------    ---------
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA
Revenues
    Pari-mutuel revenues
        Live races ............................   $  29,224    $  23,428    $  21,376   $  18,727    $  27,653
        Import simulcasting ...................       9,162       16,968       27,254      32,992       59,810
        Export simulcasting ...................         383        1,187        2,142       3,347        5,279
    Gaming Machine revenue ....................          --           --           --          --        5,712
    Admissions, programs and other racing
         revenues .............................       2,485        2,563        3,704       4,379        5,678
    Concession revenues .......................       1,410        1,885        3,200       3,389        7,404
                                                  ------------------------------------------------------------
        Total revenues ........................      42,664       46,031       57,676      62,834      111,536
                                                  ------------------------------------------------------------
Operating expenses
    Purses, stakes and trophies ...............       9,719       10,674       12,091      12,874       22,335
    Direct salaries, payroll taxes and employee
        benefits ..............................       6,394        6,707        7,699       8,669       16,200
    Simulcast expenses ........................      10,136        8,892        9,084       9,215       12,982
    Pari-mutuel taxes .........................       3,568        4,054        4,963       5,356        9,506
    Lottery taxes and administration ..........          --           --           --          --        1,874
    Other direct meeting expenses .............       5,817        6,093        7,576       8,536       18,087
    OTW concession expenses ...................         767        1,175        2,125       2,349        5,605
    Management fees paid to related entity ....       1,208          345           --          --           --
    Other operating expenses ..................       1,959        2,968        5,002       4,942        8,735
    Depreciation and amortization .............         640          699          881       1,433        4,040
    Site development and restructuring changes           --           --           --          --        2,437
                                                  ------------------------------------------------------------

        Total operating expenses ..............      40,208       41,607       49,421      53,374      101,801
                                                  ------------------------------------------------------------

Income from operations ........................       2,456        4,424        8,255       9,460        9,735
                                                  ------------------------------------------------------------
Other income (expenses)
    Interest income (expense), net ............        (962)        (340)         198        (156)      (3,656)
   Other ......................................           6           15           10          --           (2)
                                                  ------------------------------------------------------------

       Total other income (expenses) ..........        (956)        (325)         208        (156)      (3,658)
                                                  ------------------------------------------------------------
Income before income taxes and extraordinary
    item ......................................       1,500        4,099        8,463       9,304        6,077
Taxes on income ...............................          42        1,381        3,467       3,794        2,308
                                                  ------------------------------------------------------------



                                                                                         YEARS ENDED DECEMBER  31
                                                                   ---------------------------------------------------------------
                                                                   1993(1)           1994         1995         1996        1997(2)
                                                                   -------         -------      --------      -------      -------
                                                                                  (IN  THOUSANDS, EXCEPT SHARE AND PER SHARE)

Income before extraordinary item ............................        1,458           2,718         4,996        5,510        3,769
Extraordinary item loss on early extinguishment
    of debt, net of income taxes of $83 and
    respectively ............................................           --             115            --           --        1,482
                                                                   ---------------------------------------------------------------
Net income ..................................................      $ 1,458         $ 2,603      $  4,996      $ 5,510      $ 2,287
                                                                   ===============================================================
PER SHARE DATA:
Basic Income per share before extraordinary
   item .....................................................                                   $    .39      $   .41      $   .25
Basic net income per share ..................................                                   $    .39      $   .41      $   .15
Diluted income per share before extraordinary
   item .....................................................                                   $    .38      $   .40      $   .24
Diluted net income per share ................................                                   $    .38      $   .40      $   .15


SHARES OUTSTANDING:
Basic .......................................................                                     12,906       13,302       14,925
Diluted .....................................................                                     13,017       13,822       15,458

Supplemental Pro Forma Net Income
Statement Data (4):
Supplemental pro forma net income ...........................      $ 1,819         $ 2,724
                                                                   -------         -------
Supplemental pro forma net income per share .................      $  0.15         $  0.22
                                                                   -------         -------
Weighted average number of common shares
    outstanding .............................................       12,249(5)       12,663
                                                                   =======         =======



OPERATING DATA:
Pari-mutuel wagering
Live races...................................  $138,939   $111,248   $102,145     $89,327   $128,090
Import simulcasting..........................    58,252     93,461    142,499     170,814    298,459
Export simulcasting..........................    12,746     40,337     72,252     112,871    176,287
                                               -----------------------------------------------------

Total pari-mutuel wagering...................  $209,937   $245,046   $316,896    $373,012   $602,836
                                               =====================================================

Gross profit from wagering(3)................  $ 15,346   $ 17,936   $ 24,915    $ 27,955   $ 45,589
                                               =====================================================


                                                                       AS OF DECEMBER 31
                                                 ---------------------------------------------------
                                                  1993       1994       1995        1996       1997
                                                 ---------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents....................    $1,002     $5,502     $7,514      $5,634    $21,854
Working capital (deficiency).................    (4,549)     2,074      4,134        (509)    15,226
Total assets.................................    18,373     21,873     27,532      96,723    158,878
Total debt...................................    10,422        516        390      47,517     80,336
Shareholders' equity.........................     3,418     15,627     20,802      27,881     53,856

(1) The Consolidated Financial Statements of the Company include entities which, prior to a recapitalization which occurred in 1994 shortly before the Company's initial public offering, were affiliated through common ownership and control.

(2) Reflects the November 27, 1996 acquisition of Pocono Downs and the January 15, 1997 acquisition of a joint venture interest in the Charles Town Entertainment Complex. See "BUSINESS-ACQUISITIONS."

(3) Amounts equal total pari-mutuel revenues, less purses paid to Horsemen, taxes payable to Pennsylvania and simulcast commissions or host track fees paid to other racetracks. Figures for the years ended December 31, 1995 and 1996 do not include purses paid at Penn National Speedway.

(4) Supplemental pro forma amounts for the years ended December 31, 1993 and 1994 reflect (i) the elimination of $1,208,000 and $345,000, respectively, in management fees paid to a related entity, (ii) the inclusion of $320,000 and $133,000, respectively, in executive compensations, (iii) the elimination of $946,000 and $413,000, respectively, of interest expenses on Company debt which was repaid with the proceeds of the initial public offering in 1994, (iv) the elimination of $0 and $198,000, respectively, of loss on early extinguishment of debt, and (v) a provision for income taxes of $701,000 and $377,000, respectively, as if the S corporations and partnerships comprising part of the Company prior to the Reorganization in 1994 had been taxed as C corporations. There were no supplemental pro forma adjustments for any subsequent periods.

(5) Based on 8,400,000 shares of Common Stock outstanding before the initial public offering in May 1994, plus 4,500,000 shares sold by the Company in the initial public offering.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's pari-mutuel revenues have been derived from (i) wagering on the Company's live races (a) at the Penn National Race Course, (b) at the Company's OTWs, (c) at other Pennsylvania racetracks and OTWs and (d) through telephone wagering, as well as wagering at the Company's racetracks on certain stakes races run at out-of-state racetracks (collectively, referred to in the Company's financial statements as "pari-mutuel revenues from Penn National races"), (ii) wagering on full-card import simulcasts at the Company's racetracks and OTWs and through telephone wagering (collectively, referred to in the Company's financial statements as "pari-mutuel revenues from import simulcasting") and (iii) fees from wagering on export simulcasting Company races at out-of-state locations (referred to in the Company's financial statements as "pari-mutuel revenues from export simulcasting"). The Company's other revenues have been derived from admissions, program sales and certain other ancillary activities, food and beverage sales and concessions and, beginning in September 1997, Gaming Machines.

         Over the past several years, attendance at live racing, on an industry-wide basis, has generally declined. Prior to the inception of OTWs, declining live racing attendance at a track translated directly into lower purses at that track. As the size of the purses declined, the quality of live racing at the track would suffer, leading in turn to further reductions in attendance. However, the Company believes that increased contributions to the purse pool from wagers placed at OTWs affiliated with racetracks have significantly offset the effects of declining live racing attendance on race quality, and thereby improved the marketability of many tracks' export simulcast products. Indeed, despite declining live racing attendance, total pari-mutuel wagering on horse races in the United States has remained relatively constant in recent years. Moreover, a number of states have recently begun to authorize the installation of slot machines, video lottery terminals or other gaming machines at live racing venues such as thoroughbred horse tracks, harness tracks and dog tracks. The revenue from these gaming opportunities and from the higher volume of wagers placed at these venues has not only increased total revenues for the tracks at which they are installed, but has generally further increased purse size and thereby resulted in higher quality races that can command higher simulcast revenues.

         The amount of revenue to the Company from a wager depends upon where the race is run and where the wagering takes place. Pari-mutuel revenues from Company races and import simulcasting of out-of-state races have consisted of the total amount wagered, less the amount paid as winning wagers. Pari-mutuel revenues from wagering at the Company's racetracks or the Company's OTWs on import simulcasting from other Pennsylvania racetracks have consisted of the total amount wagered, less the amounts paid as winning wagers, amounts payable to the host racetrack and pari-mutuel taxes to Pennsylvania. Pari-mutuel revenues from export simulcasting have consisted of amounts payable to the Company by the out-of-state racetracks with respect to wagering on live races at the Company's racetracks. Operating expenses have included purses payable to the Thoroughbred Horsemen, commissions to other racetracks with respect to wagering at their facilities on races at the Company's racetracks, pari-mutuel taxes on races at the Company's racetracks and export simulcasting and other direct and indirect operating expenses.

         The Pennsylvania Racing Act specifies the maximum percentages of each dollar wagered on horse races in Pennsylvania which may be retained by the Company (prior to required payments to the Thoroughbred Horsemen and applicable taxing authorities). The percentages vary, based on the type of wager; the average percentage has approximated 20%. The balance of each dollar wagered must be paid out to the public as winning wagers. With the exception of revenues derived from wagers at the Company's racetracks or the Company's OTWs, the Company's revenues on each race are determined pursuant to such maximum percentage and agreements with the other racetracks and OTWs at which wagering is taking place. Amounts payable to the Thoroughbred Horsemen are determined under agreements with the Thoroughbred Horsemen and vary depending upon where the wagering is conducted and the racetrack at which such races take place. The Thoroughbred Horsemen receive their share of such wagering as race purses. The Company retains a higher percentage of wagers made at its own facilities than of wagers made at other locations. See "BUSINESS-PURSES; AGREEMENTS WITH HORSEMEN."

         On November 27, 1996, the Company acquired Pocono Downs for an aggregate purchase price of $48.2 million plus approximately $730,000 in acquisition-related fees and expenses. Pocono Downs conducts harness racing and pari-mutuel wagering at its track outside Wilkes-Barre, Pennsylvania, export simulcasting of Pocono Downs races to locations throughout the United States, pari-mutuel wagering at Pocono Downs and at OTWs in Allentown and Erie, Pennsylvania on Pocono Downs races and on import simulcast races from other racetracks and telephone account wagering on live and import simulcast races. The Company applied and was approved by the Pennsylvania Harness Commission for a new racing license and 1998 harness racing dates at Pocono Downs. This approval entitles the Company to reduce, for a period of four years, its pari-mutuel tax by one-half percent with respect to wagering at Pocono Downs and the Company's OTWs in Allentown, Carbondale, Erie, Hazleton and Stroudsburg, Pennsylvania.

         Prior to the acquisition of Pocono Downs, the Company operated four OTWs, one each in Chambersburg, Lancaster, Reading and York, Pennsylvania. The Company added the OTWs in Allentown and Erie, Pennsylvania in November 1996 through the acquisition of Pocono Downs and added two OTWs through the opening of the Williamsport OTW in February 1997 and the Hazleton OTW in March, 1998. The Company has obtained approvals to operate, and expects to open on or about March 31, 1998, an OTW in Carbondale, Pennsylvania. Subject to the receipt of all regulatory approvals, the Company anticipates opening additional OTWs in Stroudsburg and Altoona, Pennsylvania, at which time the Company would operate 11 of the 23 OTWs, authorized under Pennsylvania law.

         On January 15, 1997, the Company acquired for a net purchase price of approximately $18.2 million (including acquisition costs) a controlling joint venture interest in Charles Town Races. After substantially completing a major renovation and refurbishment of the property, the Company reopened Charles Town Races as the Charles Town Entertainment Complex which features Gaming Machines, live racing, simulcast wagering and dining. The Company currently owns an 89% joint venture interest in the Charles Town Joint Venture. Racing operations reopened at the Charles Town Entertainment Complex in April 1997. Gaming Machine operations commenced with a soft opening on September 10, 1997, followed by the Company's grand opening on October 17, 1997. The Company operated an average of approximately 300 Gaming Machines in September 1997, and increased the number of Gaming Machines in operation to 550 as of October 31, 1997. The Company has installed and is operating, as of March 1998, 609 Gaming Machines at the Charles Town Entertainment Complex, and anticipates that the Company will install 135 additional Gaming Machines by April 1998. The Company ultimately intends to operate at the Charles Town Entertainment Complex 1,000 Gaming Machines, the maximum number it is currently permitted to operate by law if demand warrants.

RESULTS OF OPERATIONS

         The following table sets forth certain data from the Consolidated Statements of Income of the Company as a percentage of total revenues:

                                                          YEAR ENDED DECEMBER 31
                                                          ----------------------
                                                       1995      1996      1997
--------------------------------------------------------------------------------

Revenues
Pari-mutuel revenues
Live races.........................................    37.1%     29.8%     24.8%
Import simulcasting................................    47.3      52.5      53.6
Export simulcasting................................     3.7       5.3       4.7
Gaming Machine revenues............................     --        --        5.1
Admissions, programs and other racing
revenues...........................................     6.4       7.0       5.1
Concession revenues................................     5.5       5.4       6.7
                                                      -------------------------

Total revenues.....................................   100.0     100.0     100.0

Operating expenses
Purses, stakes and trophies........................    21.0      20.5      20.0
Direct salaries, payroll taxes and employee
benefits...........................................    13.3      13.8      14.5
Simulcast expenses.................................    15.8      14.7      11.7
Pari-mutuel taxes..................................     8.6       8.5       8.5
Lottery taxes and administration...................      --        --       1.7
Other direct meeting expenses......................    13.1      13.6      16.2
OTW concession expenses............................     3.7       3.7       5.0
Other operating expenses...........................     8.7       7.9       7.8
Depreciation and amortization......................     1.5       2.3       3.6
Site development and restructuring charges.........      --        --       2.2
                                                      -------------------------

Total operating expenses...........................    85.7      84.9      91.3
                                                      -------------------------

Income from operations.............................    14.3      15.1       8.7

Total other income (expenses)......................     0.4      (0.2)     (3.3)
                                                      -------------------------
Income before income taxes and extraordinary
item...............................................    14.7      14.9       5.4
                                                      =========================

Net income.........................................     8.7%      8.8%      2.1%
                                                      =========================

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Total revenue increased by approximately $48.7 million, or 77.5%, from $62.8 million in 1996 to $111.5 million in 1997. Pocono Downs, which was acquired in the fourth quarter of 1996 accounted for $30.8 million of the increase. Charles Town Races, which was purchased in January 1997, accounted for $16.5 million of the increase. The Company renovated and refurbished the Charles Town Entertainment Complex following its acquisition and commenced racing operations on April 30, 1997 and Gaming Machine operations, with a soft opening, on September 10, 1997. The remaining revenue increase of $1.4 million was primarily due to an increase of approximately $6.2 million associated with the opening of the Penn National OTW facility in Williamsport in February 1997, and a full year of operations at the Lancaster OTW facility. This increase was offset by a decrease in revenues of approximately $4.2 million at the Company's OTW facilities in Reading and York. Management believes that the decrease in revenues at these facilities was primarily due to the opening of a competitor's OTW facility and the opening of the Company's Lancaster OTW facility in July 1996. The Company also had a decrease in revenues of $.6 million due to the closing of Penn National Speedway at the end of the 1996 season.

         Total operating expenses increased by approximately $48.4 million, or 90.7%, from $53.4 million in 1996 to $101.8 million in 1997. Pocono Downs and Charles Town Races, which the Company did not operate in the corresponding prior period, accounted for $25.5 million and $17.5 million of this increase, respectively. Operating expenses also increased by $5.4 million primarily due to an increase of $4.4 million associated with the opening of the Company's new OTW facility in Williamsport in February 1997, and a full year of operations at the Lancaster OTW facility. This increase was offset by a decrease in operating expenses of approximately $1.9 million at the Penn National Race Course facility and at the Company's OTW facilities in Reading and York associated with lower revenues at those facilities. The increase in corporate expenses of $1.4 million was due to increased personnel, office space and other administrative expense necessary to support the expansion of the Company. The Company also incurred site development and restructuring charges in the amount of $2.4 million. The site development charges ($1.7 million) consist of $800,000 related to the Charles Town Races facility and $935,000 related to the abandonment of certain proposed operating sites during 1997. The restructuring charges primarily consist of $350,000 in severance termination benefits and other charges at the Charles Town Races facility, $300,000 for the restructuring of the Erie, Pennsylvania off-track wagering facility and $52,000 of property and equipment written-off in connection with the discontinuation of Penn National Speedway, Inc. operations during 1997. The Company also had a decrease in expenses of $.9 million due to the closing of Penn National Speedway at the end of the 1996 season.

         Income from operations increased by approximately $265,000, or 2.9%, from $9.5 million in 1996 to $9.7 million in 1997 due to the factors described above. The Company had other expenses of approximately $3.7 million in 1997 compared to $156,000 in 1996, primarily as a result of increased interest expense. The increase in interest expense is due to the Company's incurring bank debt for the purchase of Pocono Downs and Charles Town Races, and for the renovations to the Charles Town Facility and issuing $80.0 million of 10.625% Senior Notes on December 12, 1997 to repay existing bank debt.

         The extraordinary item consisted of a loss on the early extinquishment of debt in the amount of $1,482,000, net of income taxes. The loss consists primarily of write-offs of deferred finance costs associated with the retired bank notes and legal and bank fees relating to the early extinquishment of the debt.

         Net income decreased by approximately $3.2 million or 58.5%, from $5.5 million in 1996 to $2.3 million in 1997 based on the factors described above. Income taxes decreased by $1.5 million from $3.8 million in 1996 to $2.3 million in 1997 as a result of the decrease in income for the year.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Total revenues increased by approximately $5.2 million, or 8.9%, from $57.7 million in 1995 to $62.8 million in 1996. The increase was attributable to an increase in import and export simulcasting revenues, offset in part by a decrease in pari-mutuel revenues on live races at the Penn National Race Course. The increases in pari-mutuel revenues from import simulcasting, admissions, programs and other racing revenues and concession revenue were due primarily to operating the York OTW facility for twelve months in 1996 compared to nine months in 1995, the opening of the Lancaster OTW facility in July 1996, and the additional revenue from the acquisition of Pocono Downs since November 28, 1996. The increase in export simulcasting revenue of $1.2 million or 56.3% from $2.1 million to $3.3 million resulted from the marketing of the Penn National Race Course races to additional out-of-state locations. The decrease in pari-mutuel revenues on the Penn National Race Course races was due to increased import simulcasting revenue from wagering on other racetracks at Company facilities and inclement winter weather conditions throughout the state of Pennsylvania during the first quarter of 1996. For the year, the Penn National Race Course was scheduled to run 217 live race days but canceled eleven in the first quarter of 1996 due to weather. In 1995, the Penn National Race Course ran 204 live race days and had six cancellations.

         Total operating expenses increased by approximately $4.0 million, or 8.0%, from $49.4 million in 1995 to $53.4 million in 1996. The increase in operating expenses resulted from a full year of operations for the York OTW compared to nine months in 1995, six months of operating expenses for the new Lancaster OTW, one month of operating expenses at Pocono Downs and the expansion of the corporate staff and office facility at Wyomissing in June of 1995.

         Income from operations increased by approximately $1.2 million, or 14.6%, from $8.3 million in 1995 to $9.5 million in 1996 due to the factors described above.

         The Company had other operating expenses of $156,000 in 1996 compared to other operating income of $208,000 in 1995, primarily as a result of increased interest expense. The increase in interest expense is due to the company incurring bank debt of $47 million on November 27, 1996 for the purchase of Pocono Downs.

         Net income increased $514,000 or 10.3%, from $5.0 million in 1995 to $5.5 million in 1996 reflecting the factors described above. Income tax expense increased from $3.5 million to $3.8 million due to the increase in income for the year.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from issuance of equity securities.

         Net cash provided from operating activities for the year ended December 31, 1997 ($10.7 million) consisted of net income and non-cash expenses ($6.3 million), the extraordinary loss relating to early extinquishment of debt ($2.5 million), the repayment of the Charles Town Entertainment Complex receivable in January 1997 ($1.3 million) and other changes in certain assets and liabilities ($.6 million).

         Cash flows used in investing activities for the year ended December 31, 1997 ($47.6 million) consisted of the acquisition of the Charles Town Races ($18.2 million), construction in progress and renovation and refurbishment of the Charles Town Races ($25.5 million), and $3.9 million in capital expenditures, including approximately $700,000 for the completion of the Williamsport OTW facility.

         Net cash flows from financing activities totaled approximately $53.2 million for the year ended December 31, 1997. Cash flows consisted principally of $23.1 million in proceeds from an equity offering in February 1997, $16.5 million in proceeds from long-term debt used as payment for the acquisition of Charles Town Races on January 15, 1997, $31.0 million in additional proceeds from long-term debt used for renovations at the Charles Town Entertainment Complex and capital improvements at other locations, and $80 million from the issuance on December 12, 1997, of 10.625% Senior Notes due 2004. The Company used the proceeds from the equity offering to repay $19.0 million of its bank debt (including borrowings from the acquisition of the Charles Town Races facility), with the remaining amount used for the refurbishment of the Charles Town Entertainment Complex. The Company used $59.0 million of the proceeds from the issuance of the Senior Notes to repay the balance of its bank debt on December 12, 1997. The Company also incurred $3.0 million of financing costs associated with the sale of the Senior Notes.

         The Company is subject to possible liabilities arising from the environmental condition at the landfill adjacent to Pocono Downs. Specifically, the Company may incur expenses in connection with the landfill in the future, which expenses may not be reimbursed by the four municipalities which are parties to the Settlement Agreement. The Company is unable to estimate the amount, if any, that it may be required to expend. See "PROPERTIES-Harness Track."

         During 1998 the Company anticipates capital expenditures of approximately $7.2 million to complete construction of four additional OTW facilities. For the existing racetracks and OTW facilities, at Penn National Race Course and Pocono Downs, the Company plans to spend an additional $500,000 and $350,000, respectively, on building improvements and equipment. The Company anticipates expending approximately $1.4 million on the refurbishment of the Charles Town Entertainment Complex (excluding the cost of Gaming Machines). If approval of the Tennessee license is received, the Company anticipates expending $9.0 million to complete the first phase of the project.

         The Company entered into a Credit Facility with Bankers Trust Company, as agent. The Credit Facility provides for, subject to certain terms and conditions, a $12.0 million revolving credit facility and has a five-year term from its closing. The Credit Facility, under certain circumstances, requires the Company to make mandatory prepayments and commitment reductions and to comply with certain covenants, including financial ratios and maintenance tests. The Company would not have been in compliance with certain convents had the bank group not granted waivers of certain technical defaults regarding minimum consolidated net worth, consolidated cash interest ratio and minimum leverage ratio. In addition, the Company may make optional prepayments and commitment reductions pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility will accrue interest, at the option of the Company, at either a base rate plus an applicable margin of up to 2.0% or a eurodollar rate plus an applicable margin of up to 3.0%. The Credit Facility is secured by the assets of the Company and certain of its subsidiaries and guaranteed by all subsidiaries, except the Charles Town Joint Venture.

         The net proceeds of the 1997 equity offering, together with cash generated from operations, borrowings under the 10.625% Senior Notes and the revolving credit facility, were sufficient to repay amounts outstanding under the Credit Facility. The Company currently estimates that such proceeds will also be sufficient to finance its current operations, planned capital expenditure requirements and the costs associated with the Tennessee development project. There can be no assurance, however, that the Company will not be required to seek additional capital, in addition to that available from the foregoing sources. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or, if available, on terms acceptable to the Company.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of the Company's debt obligations at December 31, 1997 were fixed rate obligations, and Management, therefore, does not believe that the Company has any material market risk from its debt obligations.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                                                        Page No.
                                                                        --------
        Report of Independent Certified Public Accountants                32

        Consolidated financial statements
            Balance sheets                                              33-34
            Statements of income                                        35-36
            Statements of shareholders' equity                            37
            Statements of cash flows                                    38-39

        Notes to consolidated financial statements                      40-66

Report of Independent Certified Public Accountants



Penn National Gaming, Inc.
  and Subsidiaries
Wyomissing, Pennsylvania

We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Penn National Gaming, Inc. and Subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                         \s\ BDO Seidman, LLP
Philadelphia, Pennsylvania                               --------------------
March 2, 1998                                            BDO Seidman, LLP

                   Penn National Gaming, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)



December 31,                                                                           1996               1997
                                                                                ------------------------------

Assets

Current assets
     Cash and cash equivalents                                                  $     5,634        $    21,854
     Accounts receivable                                                              4,293              2,257
     Prepaid expenses and other current assets                                        1,552              1,441
     Deferred income taxes                                                               90                469
     Prepaid income taxes                                                                --              3,003
                                                                                ------------------------------

Total current assets                                                                 11,569             29,024
                                                                                ------------------------------

Property, plant and equipment, at cost
     Land and improvements                                                           15,728             24,643
     Building and improvements                                                       30,484             56,298
     Furniture, fixtures and equipment                                                8,937             13,847
     Transportation equipment                                                           366                490
     Leasehold improvements                                                           6,680              6,778
     Leased equipment under capitalized lease                                         1,626                824
     Construction in progress                                                         2,926             11,288
                                                                                ------------------------------

                                                                                     66,747            114,168
     Less accumulated depreciation and amortization                                   8,029             11,007
                                                                                ------------------------------

Net property, plant and equipment                                                    58,718            103,161
                                                                                ------------------------------

Other assets
     Excess of cost over fair market value of net assets acquired (net of accumulated amortization of $811 and $1,389,
         respectively)                                                               21,885             23,055
     Prepaid acquisition costs                                                        1,764                 --
     Deferred financing costs                                                         2,416              3,014
     Miscellaneous                                                                      371                624
                                                                                ------------------------------

Total other assets                                                                   26,436             26,693
                                                                                ------------------------------

                                                                                $    96,723        $   158,878
                                                                                ------------------------------

            See accompany summary of significant accounting policies
                and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)


December 31,                                                                            1996               1997
                                                                                 ------------------------------
Liabilities and Shareholders' Equity

Current liabilities
     Current maturities of long-term debt and
         capital lease obligations                                               $     1,563        $       204
     Accounts payable                                                                  5,066              7,405
     Purses due horsemen                                                               1,421                 --
     Uncashed pari-mutuel tickets                                                      1,336              1,504
     Accrued expenses                                                                  1,373              2,753
     Accrued salaries and wages                                                          507                813
     Customer deposits                                                                   420                470
     Taxes, other than income taxes                                                      392                649
                                                                                 ------------------------------

Total current liabilities                                                             12,078             13,798
                                                                                 ------------------------------

Long-term liabilities
     Long-term debt and capital lease obligations,
         net of current maturities                                                    45,954             80,132
     Deferred income taxes                                                            10,810             11,092
                                                                                 ------------------------------

Total long-term liabilities                                                           56,764             91,224
                                                                                 ------------------------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, $.01 par value, authorized 1,000,000 shares;
         issued none                                                                      --                 --
     Common stock, $.01 par value, authorized 20,000,000 shares;
         issued and outstanding 13,355,290 and 15,152,580, respectively                  134                152
     Additional paid-in capital                                                       14,299             37,969
     Retained earnings                                                                13,448             15,735
                                                                                 ------------------------------

Total shareholders' equity                                                            27,881             53,856
                                                                                 ------------------------------

                                                                                 $    96,723        $   158,878
                                                                                 ------------------------------

            See accompany summary of significant accounting policies
                and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                           Consolidated Statements of Income
                        (In Thousands, Except Share Data)



                                                                             1995          1996           1997
Year ended December 31,
                                                                      ----------------------------------------
Revenues
     Pari-mutuel revenues
         Live races                                                   $    21,376   $    18,727    $    27,653
         Import simulcasting                                               27,254        32,992         59,810
         Export simulcasting                                                2,142         3,347          5,279
     Gaming revenue                                                            --            --          5,712
     Admissions, programs and other racing revenues                         3,704         4,379          5,678
     Concession revenues                                                    3,200         3,389          7,404
                                                                      ----------------------------------------

Total revenues                                                             57,676        62,834        111,536
                                                                      ----------------------------------------

Operating expenses
     Purses, stakes and trophies                                           12,091        12,874         22,335
     Direct salaries, payroll taxes and employee benefits                   7,699         8,669         16,200
     Simulcast expenses                                                     9,084         9,215         12,982
     Pari-mutuel taxes                                                      4,963         5,356          9,506
     Lottery taxes and administration                                          --            --          1,874
     Other direct meet expenses                                             7,576         8,536         18,087
     Off-track wagering concessions expenses                                2,125         2,349          5,605
     Other operating expenses                                               5,002         4,942          8,735
     Depreciation and amortization                                            881         1,433          4,040
     Site development and restructuring charges                                --            --          2,437
                                                                      ----------------------------------------

Total operating expenses                                                   49,421        53,374        101,801
                                                                      ----------------------------------------

Income from operations                                                      8,255         9,460          9,735
                                                                      ----------------------------------------

Other income (expenses)
     Interest (expense)                                                       (71)         (506)        (4,591)
     Interest income                                                          269           350            935
     Other                                                                     10            --             (2)
                                                                      ----------------------------------------

Total other income (expenses)                                                 208          (156)        (3,658)
                                                                      ----------------------------------------

                   Penn National Gaming, Inc. and Subsidiaries
                           Consolidated Statements of Income
                        (In Thousands, Except Share Data)



Year ended December 31,                                                   1995             1996              1997
                                                                      -------------------------------------------
Income before income taxes and extraordinary item                     $  8,463         $  9,304          $  6,077

Taxes on income                                                          3,467            3,794             2,308
                                                                      -------------------------------------------

Income before extraordinary item                                         4,996            5,510             3,769

Extraordinary item
     Loss on early extinguishment of debt,
         net of income taxes of $1,001                                      --               --             1,482
                                                                      -------------------------------------------

Net income                                                            $  4,996         $  5,510          $  2,287
                                                                      -------------------------------------------

Per share data
     Basic
         Income per share before extraordinary item                   $    .39         $    .41          $    .25
         Extraordinary item                                                 --               --               .10
                                                                      -------------------------------------------
         Net income per share                                              .39              .41               .15
                                                                      -------------------------------------------
     Diluted
         Income per share before extraordinary item                   $    .38         $    .40          $    .24
         Extraordinary item                                                 --               --               .09
                                                                      -------------------------------------------
         Net income per share                                              .38              .40               .15
                                                                      -------------------------------------------

Shares outstanding
     Basic                                                              12,906           13,302            14,925
     Diluted                                                            13,017           13,822            15,458
                                                                      -------------------------------------------

      See accompany summary of significant accounting policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                        (In Thousands, Except Share Data)


                                                             Common Stock        Additional
                                                     -------------------------    Paid in         Retained
                                                        Shares          Amount    Capital         Earnings        Total
                                                     -----------------------------------------------------------------

Balance, January 1, 1995                             12,900,000       $   43     $ 12,642         $  2,942     $15,627

Issuance of common stock                                 45,000           --          179               --         179


Net income for the year                                      --           --           --            4,996       4,996
                                                     -----------------------------------------------------------------

Balance, December 31, 1995                           12,945,000           43       12,821            7,938      20,802

Issuance of common stock                                410,290            4        1,565               --       1,569

Stock splits                                                 --           87          (87)              --          --


Net income for the year                                      --           --           --            5,510       5,510
                                                     -----------------------------------------------------------------

Balance, December 31, 1996                           13,355,290          134       14,299           13,448      27,881

Issuance of common stock                              1,725,000           17       22,914               --      22,931

Exercise of stock options and warrants                   72,290            1          154               --         155

Tax benefit related to
     stock options exercised                                 --           --          602               --         602


Net income for the year                                      --           --           --            2,287       2,287
                                                     -----------------------------------------------------------------

Balance, December 31, 1997                           15,152,580       $  152     $ 37,969        $  15,735     $53,856
                                                     -----------------------------------------------------------------


     See accompany summary of significant accounting policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                           1995          1996           1997
Year ended December 31,
                                                                      --------------------------------------
Cash flows from operating activities
     Net income                                                       $   4,996   $     5,510    $     2,287
     Adjustments to reconcile net income to net cash
         provided by operating activities
              Depreciation and amortization                                 881         1,433          4,040
              Extraordinary loss relating to early
                  extinguishment of debt, before income
                  tax benefit                                                --            --          2,483
              Deferred income taxes (benefit)                                20           228            (97)
              Decrease (increase) in
                  Accounts receivable                                      (362)       (1,870)         2,036
                  Prepaid expenses and other current assets                (158)          871            111
                  Prepaid income taxes                                       --            --         (3,003)
                  Miscellaneous other assets                                  5          (255)          (258)
              Increase (decrease) in
                  Accounts payable                                          (15)        1,288          2,339
                  Purses due horsemen                                       297          (248)        (1,421)
                  Uncashed pari-mutuel tickets                              184           632            168
                  Accrued expenses                                         (504)          827          1,380
                  Accrued salaries and wages                                128           265            306
                  Customer deposits                                          16           105             50
                  Taxes other than income taxes                             239           146            257
                  Income taxes                                              190          (985)            --
                                                                      --------------------------------------

Net cash provided by operating activities                                 5,917         7,947         10,678
                                                                      --------------------------------------

Cash flows from investing activities
     Expenditures for property, plant and equipment                      (3,958)       (6,995)       (29,196)
     Acquisition of business, net of cash acquired                           --       (47,320)       (18,248)
     (Increase) in prepaid acquisition costs                                 --        (1,514)          (176)
                                                                      --------------------------------------

Net cash (used in) investing activities                                  (3,958)      (55,829)       (47,620)
                                                                      --------------------------------------


                   Penn National Gaming, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)




Year ended December 31,                                                    1995        1996         1997
                                                                      ----------------------------------
Cash flows from financing activities
     Proceeds from sale of common stock                               $     179   $   1,569    $  23,086
     Tax benefit related to stock options exercised                          --          --          602
     Proceeds from long-term debt                                            --      47,000      111,167
     Principal payments on long-term debt
         and capital lease obligations                                     (126)       (123)     (78,348)
     Increase in unamortized financing cost                                  --      (2,444)      (3,345)
                                                                      ----------------------------------

Net cash provided by financing activities                                    53      46,002       53,162
                                                                      ----------------------------------

Net increase (decrease) in cash                                           2,012      (1,880)      16,220

Cash, beginning of period                                                 5,502       7,514        5,634
                                                                      ----------------------------------

Cash, end of period                                                   $   7,514   $   5,634    $  21,854
                                                                      ----------------------------------

            See accompany summary of significant accounting policies
                and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



1.     Summary of                 Basis of Presentation
       Significant
       Accounting                 The consolidated financial statements include
       Policies                   the accounts of Penn National Gaming, Inc. and
                                  its subsidiaries (collectively the "Company").
                                  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior years' amounts have been reclassified to conform to the 1997 presentation.

                                  Description of Business

                                  The Company, which began operations in 1972, provides pari-mutuel wagering opportunities on both live and simulcast thoroughbred and harness horse races at two racetracks and seven off-track wagering facilities ("OTWs") located in Pennsylvania and pari-mutuel wagering opportunities and video gaming machines at Charles Town Races, the Company's Charles Town, West Virginia thoroughbred race track. Prior to the consummation of the acquisitions of Pocono Downs and Charles Town Races (see Note 2), the Company owned and operated Penn National Race Course located near Harrisburg, Pennsylvania ("Penn National Race Course"), and operated four OTWs, one each in Chambersburg, Lancaster, Reading and York, Pennsylvania. On November 27, 1996, the Company consummated the acquisition of Pocono Downs (the "Pocono Downs Acquisition") and as a result acquired Pocono Downs Racetrack, located outside Wilkes-Barre, Pennsylvania ("Pocono Downs"), and OTWs in Allentown and Erie, Pennsylvania. In February 1997, the Company opened its seventh OTW in Williamsport, Pennsylvania.

                                  On January 15, 1997, a joint venture, in which the Company holds an 89% interest, acquired substantially all of the assets relating to Charles Town Races, a thoroughbred racing facility in Jefferson County, West Virginia (the "Charles Town Acquisition"). The Company refurbished and reopened the Charles Town facility as an entertainment complex featuring live racing, dining, simulcast wagering and, effective September 1997, Gaming Machines.

                                  At each of its three racetracks, the Company conducts pari-mutuel wagering on thoroughbred and harness races from the Company's racetracks and simulcasts from other racetracks. The Company also simulcasts its Penn National Race Course and Pocono Downs races for wagering at other racetracks and OTWs, including all Pennsylvania racetracks and OTWs and locations outside

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  Pennsylvania. Wagering on Penn National Race
                                  Course and Pocono Downs races and races
                                  simulcast from other racetracks also occurs through the Company's Pennsylvania racetracks' telephone account betting network.

                                  Glossary of Terminology

                                  The following is a listing of terminology used throughout the financial statements:

                                           The Company's Racetracks - Penn
                                           National Race Course near Harrisburg,
                                           Pennsylvania, Pocono Downs near
                                           Wilkes-Barre, Pennsylvania and
                                           Charles Town Races in Charles Town,
                                           West Virginia.

                                           Gaming Machines - Video lottery
                                           terminal gaming machines.

                                           OTW - Off-track wagering location.

                                           Pari-mutuel wagering - All wagering
                                           at the Company's racetracks, at the
                                           Company's OTWs and all wagering on
                                           the Company's races at other
                                           racetracks and OTWs.

                                           Telebet - Telephone account wagering.

                                           Totalisator Services - Computer
                                           services provided to the Company by
                                           various totalisator companies for
                                           processing pari-mutuel betting odds
                                           and wagering proceeds.

                                  Pari-mutuel Revenues:

                                           Live Races - The Company's share of
                                           pari-mutuel wagering on live races
                                           within Pennsylvania and West Virginia
                                           and certain stakes races from
                                           racetracks outside of Pennsylvania
                                           and West Virginia after payment of
                                           the amount returned as winning
                                           wagers.

                                           Import Simulcasting - The Company's
                                           share of wagering at the Company's
                                           racetracks, at the Company's OTWs and
                                           by Telebet on full cards of races
                                           simulcast from other racetracks.

                                           Export Simulcasting - The Company's
                                           share of wagering at out-of-state
                                           locations on live races.

                    Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                 A summary of pari-mutuel wagering for the
                                  periods indicated is as follows:

                                  December 31,                             1995          1996           1997
                                                                    ----------------------------------------

                                  Pari-mutuel wagering on
                                       the Company's live races     $   102,145    $   89,327    $   128,090
                                  Pari-mutuel wagering on
                                       simulcasting
                                       Import simulcasting from
                                            other racetracks            142,499       170,814        298,459
                                       Export simulcasting to out
                                            of Pennsylvania
                                            wagering facilities          72,252       112,871        176,287
                                                                    ----------------------------------------

                                   Total pari-mutuel wagering       $   316,896    $  373,012    $   602,836
                                                                    ----------------------------------------


                                  Racing Meet

                                  The Penn National Race Course racing seasons for the years ended December 31, 1995, 1996 and 1997 totaled 204, 206 and 212 live race days, respectively. For the year ended December 31, 1997, the Pocono Downs and Charles Town Races racing seasons totaled 134 and 159 live race days, respectively.

                                  Depreciation and Amortization

                                  Depreciation of property, plant and equipment and amortization of leasehold improvements are computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their estimated useful lives. Depreciation and amortization for the years ended December 31, 1995, 1996 and 1997 amounted to $814,000, $1,301,000 and
                                  $3,193,000, respectively.

                                  The excess of cost over fair value of net assets acquired is being amortized on the straight-line method over a forty-year period. Amortization expense for 1995, 1996 and 1997 amounted to $67,000, $98,000 and $578,000, respectively. The Company evaluates the
                                  recoverability of the goodwill quarterly, or more frequently whenever events and circumstances warrant revised estimates and considers whether the goodwill should be completely or partially written off or the amortization period accelerated.

                                  Deferred financing costs are charged to
                                  operations over the life of the underlying indebtedness. Amortization of deferred financing

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  costs for 1995, 1996 and 1997 amounted to $-0-, $34,000 and $269,000, respectively.

                                  The Company adopted the provisions of
                                  Statement of Financial Accounting Standards
                                  No. 121 ("SFAS 121") "Accounting for the
                                  Impairment of Long-Lived Assets and for
                                  Long-Lived Assets to Be Disposed Of" during the year ended December 31, 1995. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicates that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 1997, the Company has determined that no impairment has occurred.

                                  Income Taxes

                                  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                                  Cash and Cash Equivalents

                                  The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash equivalents.

                                  Net Income Per Common Share

                                  The Company adopted the provisions of
                                  Statement of Financial Accounting Standards
                                  No. 128 ("SFAS 128") "Earnings Per Share" in
                                  1997. SFAS 128 provides for the calculation of "basic" and "diluted" net income per share. Basic net income per share includes no dilution and is calculated by dividing net income by

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  the weighted average number of common shares outstanding for the period. Dilutive net income per share reflects the potential dilution of securities that could share in the net income of the Company which consist of stock options and warrants (using the treasury stock method).


                                  Deferred Financing Costs

                                  Deferred financing costs, which are incurred by the Company in connection with debt, are charged to operations over the life of the underlying indebtedness using the interest method adjusted to give effect to any early repayments.


                                  Concentration of Credit Risk

                                  Financial instruments which potentially
                                  subject the Company to credit risk consist of cash equivalents and accounts receivable.

                                  The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term (less than seven days) money market and tax free bond funds which are exposed to minimal interest rate and credit risk. At December 31, 1997, the Company had bank deposits which exceeded federally insured limits by approximately $960,000 and money market and tax free bond funds of approximately $18,939,000. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. The Company's receivables consist principally of amounts due from other racetracks and OTWs. Historically, the Company has not incurred any significant credit related losses.

                                  Fair Value of Financial Instruments

                                  The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate.

                                            Cash and Cash Equivalents: The
                                            carrying amount approximates the
                                            fair value due to the short maturity
                                            of the cash equivalents.

                                            Long-Term Debt and Capital Lease
                                            Obligations: The fair value of the
                                            Company's long-term debt and capital
                                            lease

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


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

                                  Prepaid Acquisition Costs

                                  Prepaid acquisition costs, which were incurred by the Company substantially in connection with the Charles Town Acquisition (see Note
                                  2), are included in the purchase price of the Charles Town Acquisition and allocated to the appropriate assets.

                                  Use of Estimates

                                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses at the reporting period. Actual results could differ from those estimates.

                                  Recent Accounting Pronouncements

                                  Statement of Financial Accounting Standards
                                  No. 129, "Disclosure of Information about
                                  Capital Structure" ("SFAS 129"), effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company because it currently discloses the information specified.

                                  Statement of Financial Accounting Standards
                                  No. 130, "Reporting Comprehensive Income"
                                  ("SFAS 130"), establishes standards for
                                  reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                  Statement of Financial Accounting Standards
                                  No. 131, "Disclosure about Segments of a
                                  Business Enterprise" ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                  Statement of Financial Accounting Standards
                                  No. 132, "Employers' Disclosures about
                                  Pensions and Other Postretirement Benefits"
                                  ("SFAS 132"), revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain existing disclosure requirements.

                                  SFAS 130, SFAS 131 and SFAS 132 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

2.     Acquisitions               Pocono Downs Acquisition

                                  On November 27, 1996, the Company purchased all of the capital stock of The Plains Company and the limited partnership interests in The Plains Company's affiliated entities (together, "Pocono Downs") for an aggregate purchase price of $48.2 million plus acquisition-related fees and expenses of $730,000. Pocono Downs conducts live harness racing at the harness racetrack located outside Wilkes-Barre, Pennsylvania, export simulcasting of

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  Pocono Downs races to locations throughout the United States, pari-mutuel wagering at Pocono Downs and at OTWs in Allentown and Erie, Pennsylvania on Pocono Downs races and on import simulcast races from other racetracks, and telephone account wagering on live and import simulcast races.

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

                                  The results of operations of Pocono Downs have been included in the Company's consolidated financial statements since the effective date of the acquisition. The balance of the purchase price was recorded at cost over net assets acquired as goodwill, approximately $10.4 million, and is being amortized over forty years on a straight-line basis. The Company used its Credit Facility (see Note 3) and cash of Pocono Downs to fund the acquisition.

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

                                  Charles Town Acquisition

                                  On February 26, 1996, the Company entered into a joint venture agreement (the "Charles Town Joint Venture") with Bryant Development Company and its affiliates ("Bryant"), the holder of an option to purchase substantially all of the assets of Charles Town Racing Limited Partnership and Charles Town Races, Inc. (together, "Charles Town") relating to the Charles Town Race Track and Shenandoah Downs (together, the "Charles Town Entertainment Complex") in Jefferson County, West Virginia. In connection with the Charles Town Joint Venture agreement, Bryant assigned the option to the Charles Town Joint Venture. In

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  November 1996, the Charles Town Joint Venture and Charles Town entered into an amended and restated option agreement. On November 5, 1996, Jefferson County, West Virginia approved a referendum permitting installation of gaming machines at the Charles Town Entertainment Complex. On January 15, 1997, the Charles Town Joint Venture acquired substantially all of the assets of Charles Town for approximately $16.0 million plus acquisition-related fees and expenses of approximately $2.2 million.

                                  Pursuant to the original operating agreement governing the Charles Town Joint Venture, the Company held an 80% ownership interest in the Charles Town Joint Venture and was obligated to contribute 80% of the purchase price of the Charles Town Acquisition and 80% of the cost of refurbishing and Charles Town Entertainment Complex. In consideration of the fact that the Company contributed 100% of the purchase price of the Charles Town Acquisition and 100% of the cost of refurbishing the Charles Town Entertainment Complex, the Company amended its operating agreement with Bryant to, among other things, increase the Company's ownership interest in the Charles Town Joint Venture to 89% and decrease Bryant's interest to 11%. In addition, the amendment provided that the entire amount the Company has contributed to the Charles Town Joint Venture for the acquisition and refurbishment of the Charles Town Entertainment Complex would be treated, as between the parties, as a loan to the Charles Town Joint Venture from the Company. Accordingly, prior to the distribution of any profits pursuant to the Charles Town Joint Venture, the Company must be repaid in full all such contributions or loans, plus accrued interest, which as of December 31, 1997, amounted to $45.9 million.

                                  Bryant had acquired its option from Showboat
                                  Operating Company ("Showboat"). Showboat has retained an option (the "Showboat Option") to operate any casino at the Charles Town Entertainment Complex in return for a management fee (to be negotiated at the time, based on rates payable for similar properties) and a right of first refusal to purchase or lease the site of any casino at the Charles Town Entertainment Complex proposed to be leased or sold and to purchase any interest proposed to be sold in any such casino on the same terms offered by a third party or otherwise negotiated with the Charles Town Joint Venture. The rights retained by Showboat under the Showboat Option extend for a period of five years from November 6, 1996, the date that the Charles Town Joint Venture exercised its option to purchase the Charles Town Races, and expires thereafter unless legislation to

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  permit casino gaming at the Charles Town
                                  Entertainment Complex has been adopted prior to the end of the five-year period. If such legislation has been adopted prior to such time, then the rights of Showboat continue for a reasonable time (not less than 24 months) to permit completion of negotiations.

                                  While the express terms of the Showboat Option do not specify which activities at the Charles Town Entertainment Complex would constitute operation of a casino, Showboat has agreed that the installation and operation of gaming devices linked to the lottery (like the Gaming Machines the Company has installed and will continue to install) at the Charles Town Entertainment Complex's racetrack would not trigger Showboat's right to exercise the Showboat Option. The Company would be required to pay a management fee to Showboat for the operation of the casino.

                                  The Charles Town Joint Venture refurbished and reopened the Charles Town Entertainment Complex as an entertainment complex that features live racing, dining, simulcast wagering and, effective September 1997, the operation of gaming machines. The cost of the refurbishment was approximately $27.0 million inclusive of $614,000 of capitalized interest and exclusive of the costs of leasing gaming machines through December 31, 1997. Construction in progress at December 31, 1997 primarily consists of approximately $9.5 million related to the Charles Town Entertainment Complex refurbishments. The estimated cost to complete these refurbishments as of December 31, 1997 is approximately $475,000.

                                  Effective June 4, 1996, the Charles Town Joint Venture entered into a Loan and Security Agreement with Charles Town. The Loan and Security Agreement provided for a working capital line of credit in the amount of $1,250,000 and a requisite reduction of the purchase price under the option, by $1.60 for each dollar borrowed under that line. Upon consummation of the Charles Town Acquisition, Charles Town Races, Inc. repaid the loan. The parties agreed that $936,000 of the amount borrowed was eligible for the $1.60 purchase price reduction and are negotiating the applicability of the purchase price reduction to the remaining $219,000 that was borrowed.

                                  The Charles Town Acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The balance of the purchase price was recorded as cost over net assets acquired as goodwill,

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  approximately $1.7 million, and is being amortized over forty years on a straight-line basis. The Company used its credit facility (see Note 3) and cash from operations to fund the acquisition.

                                  The 1997 results of operations of Charles Town have been included in the Company's consolidated financial statements since January 15, 1997, the effective date of the acquisition. The 1997 results of Charles Town closely represents a full year of operations and the 1996 results of Charles Town are immaterial to the financial statements taken as a whole, therefore, no pro forma financial information is presented.


3.     Long-Term Debt             Long-term debt and capital lease obligations are as follows:
       and Capital Lease
       Obligations                 December 31,                                         1996          1997
                                                                                       ----------------------
                                                                                               (In thousands)
                                  Long-term debt
                                       Senior Notes - $80 million face amount,
                                            due December 15, 2004 with interest
                                            payable at 10.625% per annum to
                                            noteholders semi-annually on June 15
                                            and December 15, commencing June 15,
                                            1998. The notes are unsecured and
                                            are unconditionally guaranteed by
                                            certain subsidiaries of the Company.
                                                                                      $      --    $  80,000

                                       Term loans payable to a bank group in
                                            quarterly installments (see
                                            additional information below under
                                            Credit Facilities). These term loans
                                            were paid in December 1997 from the
                                            proceeds of
                                            the Debt Offering.                           47,000           --

                                       Other notes payable                                  380          279

                                   Capital Lease Obligations                                137           57
                                                                                      ----------------------

                                                                                         47,517       80,336
                                   Less current maturities                                1,563          204
                                                                                      ----------------------

                                                                                      $  45,954    $  80,132
                                                                                      ----------------------

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  Credit Facilities

                                  At December 31, 1996 and 1997, the Company was contingently obligated under letters of credit with face amounts aggregating $1,436,000 and $1,634,000, respectively. These amounts consisted of $1,336,000 and $1,534,000, respectively, relating to the horsemens' account balances and $100,000 for Pennsylvania pari-mutuel taxes in each period.

                                  In November 1996, the Company entered into an agreement with a bank group which provides an aggregate of $75 million of credit facilities, which included a $5 million revolving credit facility ("1996 Credit Facility"). Simultaneously with the closing of the 1996 Credit Facility, the Company repaid amounts outstanding under its old credit facility and replaced it. The 1996 Credit Facility consisted of two term loan facilities of $47 million and $23 million (together, the "Term Loans") which were used for the Pocono Downs and Charles Town acquisitions, respectively, and which were used for a portion of the cost of refurbishment of the Charles Town Entertainment Complex, and a revolving credit facility of $5 million (together, the "Loans"). The Term Loans were repaid in December 1997 with the proceeds of the Company's debt offering. See "Debt Offering" hereinafter. At such time the 1996 Credit Facility was amended and restated to provide for a $12 million revolving credit facility, including a $3 million sublimit for standby letters of credit, which matures in December 2002. The revolving credit facility is secured by substantially all of the assets of the Company. The revolving credit facility provides for certain covenants, including those of a financial nature. The Company would not have been in compliance with certain covenants had the bank group not granted waiver of certain technical defaults regarding minimum consolidated net worth, consolidated cash interest coverage ratio and minimum leverage ratio. However, at December 31, 1997 the Company had not drawn any portion of the revolving credit facility (although a $1.6 million letter of credit was issued against such revolving credit facility) and had adequate capital resources even without consideration of its revolving credit facility.

                                  At the Company's option, the revolving
                                  facility may bear interest at the highest of:
                                  (1) 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate, (2) the rate that the bank group announces from time to time as its prime lending rate and (3) 1/2 of 1% in excess of the federal funds rate plus an applicable margin of

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  up to 2% or the revolving facility may also bear interest at a rate tied to a eurodollar rate plus an applicable margin of up to 3%.

                                  Mandatory repayments of the revolving facility are required in an amount equal to a percentage of the net cash proceeds from any issuance or incurrence of equity or funded debt by the Company, that percentage to be dependent upon the then outstanding balance of the revolving facility and the Company's leverage ratio; however, the existing credit facility, as amended, permitted the Company to retain up to the first $19 million of proceeds from an offering of the Company's equity securities. Mandatory repayments of varying percentages are also required in the event of either asset sales in excess of stipulated amounts or defined excess cash flow.

                                  Debt Offering

                                  On December 12, 1997, the Company and certain of its subsidiaries (as guarantors) entered into a purchase agreement for the sale and issuance of $80,000,000 aggregate principal amount of its 10.625% Senior Notes due 2004 (the "Offering"). The net proceeds of the Offering were used for repayment of existing indebtedness, for capital expenditures and for general corporate purposes. Interest on the notes will accrue from their date of original issuance (the "Issue Date") and will be payable semi-annually, commencing in 1998. The notes will be redeemable, in whole or in part, at the option of the Company in 2001 or thereafter at the redemption prices set forth in the Offering, plus accrued and unpaid interest to the date of redemption.

                                  The notes are general unsecured senior
                                  obligations of the Company and rank equally in right of payment to any existing and future unsubordinated indebtedness of the Company and senior in right of payment with all existing and future subordinated indebtedness of the Company. The notes are unconditionally guaranteed (the "Guarantees") on a senior basis by certain of the Company's existing subsidiaries (the "Subsidiary Guarantors"). The Guarantees are general unsecured obligations of the Subsidiary Guarantors and rank equally in right of payment to any unsubordinated indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all other subordinated obligations of the Subsidiary Guarantors. The notes are effectively subordinated in right of payment to all secured indebtedness of the

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  Company, including indebtedness incurred under the amended $12 million revolving credit facility.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  The following is a schedule of future minimum lease payments under capitalized leases and repayments of long-term debt, as of December 31, 1997:

                                                                                              Term
                                                                                             Loans
                                                                                               and
                                                                           Capitalized       Notes
                                   December 31,                               Leases       Payable        Total
                                                                         -------------------------------------------
                                                                                                       (In thousands)

                                       1998                              $        51    $        157    $       208
                                       1999                                       10              32             42
                                       2000                                       --              35             35
                                       2001                                       --              38             38
                                       2002                                       --              17             17
                                       Thereafter                                 --          80,000         80,000
                                                                         -------------------------------------------

                                   Total minimum payments                         61          80,279         80,340
                                   Less interest discount amount                   4              --              4
                                                                         -------------------------------------------

                                   Total present value of net
                                       minimum lease payments and total
                                       notes payable                              57          80,279         80,326
                                   Current maturities                             47             157            204
                                                                         -------------------------------------------

                                   Total noncurrent maturities           $        10    $     80,122    $    80,132
                                                                         -------------------------------------------

                                  On February 18, 1997, the Company completed a secondary public offering of 1,725,000 shares of common stock and used $19 million of the $23 million proceeds therefrom to reduce the then outstanding Term Loan amounts (see Note
                                  8).

4.     Customer                   Customer deposits represent amounts held by
       Deposits                   the Company for telephone wagering.

5.     Commitments                In November 1997, the Company  signed a new
       and                        Totalisator services and equipment agreement
       Contingencies              for all of its subsidiaries. The agreement is
                                  for five years, expiring on March 31, 2003.
                                  The new agreement provides for annual payments based on a specified percentage of the total amount wagered at the Company's facilities with a minimum annual payment of $1,475,000.

                                  The Company is also liable under numerous operating leases for automobiles, other equipment and buildings, which expire through 2004. Total rental expense under these agreements were $672,000, $1,001,000 and
                                  $807,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  The future lease commitments relating to noncancelable operating leases as of December 31, 1997 are as follows:

                                                                 (In thousands)
                                       1998                        $   1,035
                                       1999                            1,084
                                       2000                            1,099
                                       2001                            1,067
                                       2002                            1,070
                                       Thereafter                      1,696
                                                                   ---------

                                                                   $   7,051
                                                                   ---------

                                  On April 12, 1994, the Company entered into employment agreements with its Chairman and Chief Financial Officer at annual base salaries of $225,000 and $95,000, respectively. The agreements became effective June 1, 1994 and, as amended, terminate on June 30, 1999. Each agreement prohibits the employee from competing with the Company during its term and for one year thereafter, and requires a death benefit payment by the Company equal to 50% of the employee's annual salary in effect at the time of death.

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

                                  Under an agreement between the Company and its former president, the former president received options to purchase 150,000 shares of common stock at the fair value as of the date of grant of $3.33 per share expiring May 31, 2000.

                                  The Company has two profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code; The Penn National Gaming, Inc. Profit Sharing Plan (the "Penn National 401(k) Plan") and the Pocono Downs Inc. Profit Sharing Plan

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  (the "Pocono Downs 401(k) Plan") cover all eligible employees who are not members of a bargaining unit. Both Plans enable employees choosing to participate to defer a portion of their salary in a retirement fund to be administered by the Company. The Company's contributions to the Penn National 401(k) Plan are set at 50% of employees' elective salary deferrals which may be made up to a maximum of 6% of employee compensation. The Company has no obligation to contribute to the Pocono Downs 401(k) plan. However, for the years ended December 31, 1995, 1996 and 1997 the Company has made discretionary contributions to the Pocono Downs 401(k) Plan based upon a percentage of the employee elective deferrals which may be made up to a maximum of 15% of employee compensation. The Company made contributions to these plans of approximately $70,000, $89,000 and $145,000 for the years ended December 31, 1995, 1996 and 1997,
                                  respectively.

                                  Charles Town has a defined contribution plan covering substantially all of its employees. Charles Town makes monthly contributions equal to the amount accrued for retirement expense, which is calculated as .25% of the daily mutual handle and .5% of the net video lottery revenues. Total contributions for the year ended December 31, 1997 was $114,000.

                                  In June 1997, the Charles Town Joint Venture, which is operated as PNGI Charles Town Gaming, LLC, an 89% subsidiary of the Company entered into an agreement (the "GTECH Agreement") with GTECH relating to the lease, installation and service of a video lottery system ("VLS") at the Charles Town Entertainment Complex. The GTECH Agreement provides that GTECH will be the exclusive provider of VLS and related services, including video lottery terminals and slot machines, if any, at the Charles Town Entertainment Complex; provided, however, the Charles Town Joint Venture has retained management control over the VLS. The GTECH Agreement has a term of five years from the first date on which 400 Gaming Machines are installed, operational and generating net win (total of all cash inserted into, or game credits played on, a video lottery terminal minus the total value of all prizes paid). Pursuant to the GTECH Agreement, the Charles Town Joint Venture has agreed to pay GTECH a fee which can range between 4% and 10% of Gaming Machine gross revenue. The Company generally is obligated to pay a lower percentage of Gaming Machine gross revenue to GTECH at higher levels of average win per day per machine and a higher percentage of Gaming Machine gross revenue at lower levels of average win per

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  day per machine; provided, however, the
                                  Charles Town Joint Venture is obligated to pay GTECH the greater of the percentage fee described above or a minimum annual fee of $4.3 million if more than 800 Gaming Machines are in operation at the Charles Town Entertainment Complex. The payments pursuant to the GTECH Agreement include the cost of the rental of the Gaming Machines, the rental of the software (which is not a component of the VLS, as defined), technical assistance and programming services, maintenance and marketing services. At the end of the term of the GTECH Agreement, the Charles Town Joint Venture will purchase the VLS from GTECH for a cash purchase price equal to the net unamortized residual value of the VLS. In the event GTECH terminates the agreement because of the Charles Town Joint Venture's material misrepresentation and/or breach of the GTECH Agreement, the Charles Town Joint Venture must purchase the VLS from GTECH at a price equal to the net unamortized residual value of the VLS at that time and pay an additional one-time fee as follows: for such termination in the first year of the term, $8.5 million, for such termination in the second year of the term, $6.6 million; for such termination in the third year of the term, $5.0 million; for such termination in the fourth year of the term, $3.7 million; and for such termination in the fifth year of the term, $2.5 million. Pursuant to the GTECH Agreement, the Charles Town Joint Venture must maintain tangible net worth equal to at least 105% of the amounts payable as additional fees in the event of a termination as set forth in the preceding sentence.

                                  On March 26, 1997, the Company entered into an agreement to purchase property for its Carbondale, Pennsylvania OTW facility. The agreement provides for a purchase price of $200,000 and is subject to numerous contingencies, including approval by the Pennsylvania State Harness Racing Commission (the "Harness Racing Commission"). On June 5, 1997, the Company's application was approved by the Harness Racing Commission. In October 1997, the Company entered into a construction contract regarding the Carbondale OTW facility. Commitments under this contract at December 31, 1997 were approximately $1.2 million. The Company expects to have the facility constructed and operational in the first quarter of 1998.

                                  On June 20, 1997, the Company acquired options to purchase approximately 100 acres of land in Memphis, Tennessee for an aggregate purchase price of $2.7 million. The Company paid $11,000 to acquire the options and has the right to extend the

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  options from month to month until June 20, 1998 upon the payment of $11,000 per month. The Company has filed an application to the Tennessee State Racing Commission for the proposed development of a harness racetrack and off-track wagering facility at the site on October 9, 1997. The Company anticipates to hear the results of the Commission's review of the application during the second quarter of 1998.

                                  On July 9, 1997, the Company entered into a lease agreement for its Hazleton, Pennsylvania OTW facility. The initial term of the lease is for ten years with two additional five-year renewal options available. This lease provides for minimum annual lease payments of $98,400 in years one through five and $108,240 in years six through ten. The agreement is subject to numerous contingencies, including approval by the Harness Racing Commission. On September 26, 1997, the Company's application was approved by the Harness Racing Commission. In November 1997, the Company entered into a construction contract regarding the Hazleton OTW facility. Commitments under this contract at December 31, 1997 were approximately $1.2 million. The Company expects to have the facility constructed and operational in the first quarter of 1998.

                                  On September 9, 1997, the Company entered into a lease agreement for its Stroudsburg, Pennsylvania OTW facility. The initial term of the lease is for ten years with two additional five-year renewal options available. This lease provides for minimum annual lease payments of $101,640 during its initial term. The table above does not reflect this lease commitment. The agreement is subject to numerous contingencies, including approval by the Harness Racing Commission. On November 6, 1997, the Company's application was approved by the Harness Racing Commission. The Company is awaiting land development plan approvals and has no definitive date of opening at this time.

                                  On September 26, 1997, the Company entered into a lease agreement for its proposed Altoona, Pennsylvania OTW facility. The initial term of the lease is for ten years with two additional five-year renewal options available. This lease provides for minimum annual lease payments of $92,400 during its initial term. The table presented above does not reflect this lease commitment. The agreement is subjected to numerous contingencies, including approval by the Pennsylvania State Horse Racing Commission. On January 15, 1998, the Company's application was approved by the Pennsylvania State Horse Racing Commission. The Company

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  expects to have the facility renovated and operational in the third quarter of 1998.

                                  The Company is subject to possible liabilities arising from environmental conditions at the landfill adjacent to Pocono Downs racetrack. Specifically, the Company may incur expenses in connection with the landfill in the future, which expenses may not be reimbursed by the four municipalities which are parties to an existing settlement agreement. The Company is unable to estimate the amount, if any, that it may be required to expend.

                   Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



6.     Income Taxes               The provision for income taxes charged to operations was as follows:

                                   Year ended December 31,                    1995         1996         1997
                                                                         -----------------------------------
                                   Current tax expense
                                       Federal                           $   2,605    $   2,686    $   2,006
                                       State                                   842          880          399
                                                                         -----------------------------------

                                   Total current                             3,447        3,566        2,405
                                                                         -----------------------------------

                                   Deferred tax expense (benefit)
                                       Federal                                  15          178          (56)
                                       State                                     5           50          (41)
                                                                         -----------------------------------

                                   Total deferred                               20          228          (97)
                                                                         -----------------------------------

                                   Total provision                       $   3,467    $   3,794    $   2,308
                                                                         -----------------------------------

                                  Deferred tax assets and liabilities are
                                  comprised of the following:

                                   December 31,                                            1996         1997
                                                                                   -------------------------

                                   Deferred tax assets
                                       Reserve for debit balances
                                            of horsemens' accounts, bad
                                            debts restructuring charges
                                            and litigation                            $      90    $     469
                                                                                   -------------------------

                                   Deferred tax liabilities
                                       Property, plant and
                                            equipment                                 $  10,810    $  11,092
                                                                                   -------------------------


                                  The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the following periods:

                                   Year ended December 31,                      1995         1996       1997
                                                                          --------------------------------

                                   Percent of pretax income
                                       Federal tax rate                        34.0%        34.0%      34.0%
                                       Increase in taxes resulting from
                                            state and local income taxes,
                                            net of federal tax benefit           6.7          6.6        3.9
                                       Permanent difference relating to
                                            amortization of goodwill              .3           .2         .9
                                       Other miscellaneous items                  --           --        (.8)
                                                                          ----------------------------------

                                                                               41.0%        40.8%       38.0%
                                                                          ----------------------------------

                  Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


7.     Supplemental               Cash paid during the year for interest was
       Disclosures of             $71,000, $506,000 and $4,346,000 in 1995,
       Cash Flow                  1996 and 1997, respectively.
       Information
                                  Cash paid during the year for income taxes was $2,839,000, $2,490,000 and $3,649,000 in 1995,
                                  1996 and 1997, respectively.

                                  Noncash investing and financing activities were as follows:

                                  During 1996, the Company purchased Pocono
                                  Downs for an aggregate purchase price of $47,320,000, net of cash acquired. In conjunction with the acquisition, liabilities were assumed as follows:

                                  Fair value of assets acquired, primarily
                                       property, plant and equipment                          $   53,150,000
                                  Cash paid for the capital stock and the limited
                                       partnership interests                                      47,320,000
                                                                                              --------------

                                   Liabilities assumed                                        $    5,830,000
                                                                                              --------------


                                  During 1996, the Company issued a $250,000 long-term note payable for the incurrence of prepaid Charles Town Acquisition costs.

8.     Common Stock               On February 18, 1997, the Company completed a
                                  secondary public offering of 1,725,000 shares of its common stock. The net proceeds of $23 million were used to reduce $19 million of the Term Loan amounts outstanding under the Existing Credit Facility with the balance of the proceeds used to finance a portion of the cost of the refurbishment of the Charles Town
                                  Entertainment Complex (see Note 2 for
                                  Acquisitions).

                                  In April 1994, the Company's Board of
                                  Directors and shareholders adopted and
                                  approved the Stock Option Plan ("Plan"). On
                                  April 30, 1997, the shareholders and the Board of Directors approved an increase in the number of authorized shares underlying stock options to be granted from 1,290,000 to 2,000,000 shares. Therefore, the Plan permits the grant of options to purchase up to 2,000,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, and nonqualified stock options which do not so qualify. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in April 2004.

                                  Stock options that expire between May 26, 2001 and October 23, 2006 have been granted to officers and directors to purchase Common Stock at prices ranging from $3.33 to $17.63 per share.

                  Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  All options and warrants were granted at market prices at date of grant. The following table contains information on stock options issued under the Plan for the three year period ended December 31, 1997:

                                                                                           Exercise
                                                                      Option            Price Range      Average
                                                                      Shares              Per Share        Price
                                                                 ------------------------------------------------

                                   Outstanding at
                                       January 1, 1995               465,000                  $3.33   $     3.33
                                   Granted                           345,000           3.33 to 5.58         5.51
                                                                 -----------

                                   Outstanding at
                                       December 31, 1995             810,000           3.33 to 5.58         3.82
                                   Granted                           280,000          5.63 to 17.63        12.99
                                   Exercised                        (110,250)                  3.33         3.33
                                                                 -----------

                                   Outstanding at
                                       December 31, 1996             979,750          3.33 to 17.63         9.10
                                   Granted                           100,000         11.50 to 16.63        15.59
                                   Exercised                         (39,250)          3.33 to 5.63         4.01
                                                                 -----------

                                   Outstanding at
                                       December 31, 1997           1,040,500          3.33 to 17.63         7.31
                                                                 -----------

                                  In addition, 300,000 common stock options were issued outside the Plan on October 23, 1996. These options were issued at $17.63 per share and are exercisable through October 23, 2006.

                                  Exercisable at year-end:

                                                                                    Exercise        Weighted
                                                             Option              Price Range         Average
                                                             Shares                Per Share           Price
                                                          --------------------------------------------------
                                   1995                     270,000           $3.33 to $5.58      $     3.33
                                   1996                     337,250            3.33 to 17.63            3.71
                                   1997                     653,833            3.33 to 17.63            7.08
                                                          --------------------------------------------------

                                   Options available for future grant:                             1994 Plan
                                                                                                ------------

                                   1997                                                              805,000
                                                                                                ------------

                  Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                                 Ranges                 Total
                                                                    -----------------------------     ---------
                                                                             $3.33          $5.58         $3.33
                                   Range of exercise prices               to $5.50      to $17.63     to $17.63
                                                                    -------------------------------------------
                                   Outstanding options:
                                       Number outstanding at
                                            December 31, 1997              641,000        694,500     1,335,500
                                       Weighted average remaining
                                            contractual life
                                            (years)                           5.82           7.36          6.62
                                       Weighted average exercise
                                            price                       $     3.84      $   14.97    $     9.63

                                   Exercisable options
                                       Number outstanding at
                                            December 31, 1997              471,000        182,833       653,833
                                       Weighted average exercise
                                            price                       $     3.79      $   15.56    $     7.08

                                  Warrants outstanding have been granted to the underwriters of the Company's initial public offering and to certain officers and directors to purchase Common Stock at prices ranging from $3.33 to $4.00 per share which expire on June 2, 1999 and May 31, 2000.

                  Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  During 1995, the Company canceled 150,000 warrants which were granted to a former officer of the Company at a price of $3.33 per share and were to expire on May 31, 2000. The 150,000 canceled warrants were replaced with 150,000 shares of common stock purchase options at an exercise price of $3.33 per share. A summary of the warrant transactions follows:

                                                                                    Exercise
                                                                                       Price       Weighted
                                                                     Warrant           Range        Average
                                                                      Shares       Per Share          Price
                                                                   -----------------------------------------

                                   Warrants outstanding at           690,000        $3.33 to    $      3.85
                                       January 1, 1995                                 $4.00
                                   Warrants canceled                (150,000)           3.33           3.33
                                   Warrants exercised                (45,000)           4.00           4.00
                                                                   ---------

                                   Warrants outstanding at
                                       December 31, 1995             495,000            4.00           4.00
                                   Warrants exercised               (300,000)           4.00           4.00
                                                                   ---------

                                   Warrants outstanding at
                                       December 31, 1996             195,000            4.00           4.00
                                   Warrants exercised                (46,000)           4.00           4.00
                                                                   ---------

                                   Warrants outstanding at
                                       December 31, 1997             149,000            4.00           4.00
                                                                   ---------

                                  During 1995, the FASB adopted Statement of
                                  Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with nonemployees was required for all such transactions entered into after December 15, 1994, and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employers" ("APB 25") uses what is referred to as an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25 for its stock-based employee compensation arrangements.

                  Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                   Year ended December 31,              1995          1996           1997
                                                                  ---------------------------------------
                                   Net income
                                            As reported          $ 4,996,000   $ 5,510,000    $ 2,287,000
                                            Pro forma              4,984,000     5,344,000      1,660,000
                                   Basic net income
                                       per share
                                            As reported          $       .39   $       .41    $       .15
                                            Pro forma                    .39           .40            .11
                                   Diluted net income
                                       per share
                                            As reported          $       .38   $       .40    $       .15
                                            Pro forma                    .38           .39            .11

                                  The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997: dividend yield of 0%; expected volatility of 20%; risk-free interest rate of 6%; and expected lives of 5 years. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

9.     Loss From                  In 1997, the Company recorded an extraordinary
       Retirement                 loss of $1,482,000 after taxes for the early
       of Debt                    retirement of debt. The extraordinary loss
                                  consists primarily of write-offs of deferred finance costs associated with the retired notes and legal and bank fees relating to the early extinguishment of the debt.

10.    Site Development           During 1997, the Company incurred site
       and Restructuring          development ($1,735,000) and restructuring
       Charges                    ($702,000) charges of $2,437,000. The site
                                  development charges consist of $800,000
                                  related to the Charles Town Races facility and $935,000 related to the abandonment of certain certain proposed operating sites during 1997.
                                  The restructuring charges primarily consist of $350,000 in severance termination benefits and other charges at the Charles Town Races facility; $300,000 for the restructuring of the Erie, Pennsylvania off-track wagering facility and $52,000 of property and equipment written-off in connection with the discontinuation of Penn National Speedway,
                                  Inc. operations during 1997. These charges, net of

                  Penn National Gaming, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                  income taxes, decreased the 1997 net income and diluted net income per share by $1,462,000 and $0.09 per share, respectively.

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 20, 1998. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 20, 1998. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 20, 1998. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 20, 1998. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) The Financial Statements included in the Index to Part II, Item 8, are filed as part of this Report

    (2)   List of Exhibits

EXHIBIT

NO.      DESCRIPTION OF EXHIBIT
---      ----------------------

1.       Purchase Agreement

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

2.3 Closing Agreement dated January 15, 1997 among Charles Town Races, Inc., Charles Town Racing Limited Partnership, and PNGI Charles Town Gaming Limited Liability Company. (Incorporated by reference to the Company's registration statement on Form 8-K, File #0-24206, dated January 30, 1997.)

2.4 Amended and Restated Operating Agreement dated as of December 31, 1996 among Penn National Gaming of West Virginia, Inc., Bryant Development Company and PNGI Charles Town Gaming Limited Liability Company. (Incorporated by reference to the Company's registration statement on Form 8-K, File #0-24206, dated January 30, 1997.)

2.5 Letter dated January 14, 1997 from Peter M. Carlino to James A. Reeder (Incorporated by reference to the Company's registration statement on Form 8-K, File #0-24206, dated January 30, 1997.)

2.6 First Amendment and Consent dated as of January 7, 1997 among the Company, Bankers Trust Company as Agent, CoreStates Bank, N.A. as Co-Agent, and certain banks party to the Credit Agreement dated as of November 27, 1996 (Incorporated by reference to the Company's registration statement on Form 8-K, File #0-24206, dated January 30, 1997.)

2.7 Amended and Restated Option Agreement dated as of February 17, 1995 among Charles Town Races, Inc., Charles Town Racing Limited Partnership, and PNGI Charles Town Gaming Limited Liability Company (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, File #0-24206, dated January 30, 1997.)

2.8 Transfer, Assignment and Assumption Agreement and Bill of Sale dated January 15, 1997 among Charles Town Races, Inc., Charles Town Racing Limited Partnership, and PNGI Charles Town Limited Liability Company (Incorporated by reference to Exhibit 2.2 of the Company's Form 8-K, File #0-24206, dated January 30, 1997.)

2.9 Second Amended and Restated Operating Agreement dated as of October 17, 1997, among Penn National Gaming of West Virginia, Inc., BDC Group and PNGI Charles Town Gaming Limited Liability Company (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated November 14, 1997.)

2.10 Purchase Agreement dated September 13, 1996 between the Company and the Estate of Joseph B. Banks for the purchase of Pocono Downs Race Track and two related OTW facilities. (Incorporated by reference to the Company's Form 10-Q file #0-24206, dated November 13, 1996.)

3.1 Amended and Restated Articles of Incorporation of Registrant, filed with the Pennsylvania Department of State on April 12, 1994. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

3.2 By-laws of Registrant (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

4.1 Indenture. (Incorporated by reference to the Company's registration statement on Form S-4, File #333-45337, dated January 30, 1998.)

4.2 Registration Rights Agreement dated as of December 17, 1997 among the Company, certain subsidiaries, BT Alex. Brown Incorporated and Jefferies & Company, Inc. (Incorporated by reference to the Company's registration statement on Form S-4, File #333-45337, dated January 30, 1998.)

5        Opinion of Morgan, Lewis & Bockius regarding validity of Notes.
         (Incorporated by reference to the Company's registration statement on Form S-4, File #333-45337, dated January 30, 1998.)

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

10.3 Credit Agreement, dated as of November 27, 1996, among Penn National Gaming, Inc., various banks, CoreStates Bank, N.A., as Co-Agent and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit
         10.1 of the Company's registration statement on Form 8-K, File #0-24206, dated December 12, 1996.)

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

10.57 General Contractor Agreement dated December 23, 1996, between PNGI Charles Town Gaming Limited Liability Company and Warfel Construction Company. (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1997.)

10.58 Agreement dated March 19, 1997, between PNGI Charles Town Gaming Limited Liability Company and The Charles Town HBPA, Inc. (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1997.)

10.59 Agreement dated March 21, 1997, between PNGI Charles Town Gaming Limited Liability Company and The West Virginia Thoroughbred Breeders Association. (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1997.)

10.60 Agreement between PNGI Charles Town Gaming Limited Liability Company and The West Virginia Union of Mutuels Clerks, Local 533, Service Employees International Union, AFL-CIO. (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1997.)

10.61 General Contractor Agreement dated March 26, 1997, between PNGI Charles Town Gaming Limited Liability Company and Myers Building Systems, Inc. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated May 15, 1997.)

10.62 Agreement dated June 25, 1997, between the PNGI Charles Town Gaming Limited Liability Company and GTECH Corporation. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated August 12, 1997.)

10.63 Purchase Option dated June 20, 1997, between the Company and Roosevelt Boyland Devisees. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated August 12, 1997.)

10.64 Purchase Option dated June 20, 1997, between the Company and Joyce M. Peck. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated August 12, 1997.)

10.65 Purchase Option dated June 20, 1997, between the Company and Alan J. Aste. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated August 12, 1997.)

10.66 Fourth amendment waiver and consent dated as of October 20, 1997, among the Company, Bankers Trust as agent, CoreStates, N.A. as co-agent and certain banks party to the credit agreement dated as of November 17, 1996. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated November 14, 1997.)

10.67 Agreement dated October 2, 1996 between Pennsylvania National Turf Club, Inc., Mountainview Racing Association and Sports Arena Employees' Union Local No. 137 (Primary Location.)

10.68 Lease dated July 1, 1997 between Laurel Mall Associates and the Downs Off-Track Wagering, Inc.

10.69 General Contractor Agreement dated August 15, 1997, between Pocono Downs, Inc. and S.G. Mastriani Construction Management.

10.70 General Contractor Agreement dated October 15, 1997, between Pocono Downs, Inc. and S.G.Mastriani Construction Management.

10.71 General Contractor Agreement dated November 12, 1997, between Pocono Downs, Inc. and Warfel Construction Company.

10.72 Totalisator Agreement dated November 19, 1997, between Penn National Gaming, Inc. and AutoTote Systems,Inc.

10.73 Amended and Restated Credit Facility dated as of December 17, 1997, among the Company, certain lenders, Bankers Trust Company, as agent, and CoreStates Bank, N.A., as Co-agent.

10.74 Waiver dated March 25, 1998, between the Company, certain lenders, Bankers Trust Company as Agent, and CoreStates Bank, N.A., as Co-Agent.

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

23.4 Consent of Morgan, Lewis & Bockius LLP (included in its opinion filed as Exhibit 5.1 hereto). (Incorporated by reference to the Company's registration statement on Form S-3, File #333-18861, dated February 11, 1997.)

23.6 Consent of Morgan, Lewis & Bockius (included in Exhibit 5) (Incorporated by reference to the Company's Form S-4, File #333-45337, date January 30, 1997.)

24.1 Powers of Attorney. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-18861, dated February 11, 1997.)

27.1     Financial Data Schedule.

27.2     Financial Data Schedule Restated for the year 1996.

27.3     Financial Data Schedule Restated for the first three quarters 1997.

27.4     Financial Data Schedule Restated for the year 1995.

99 Press release of Penn National Gaming Inc., issued January 20, 1995. (Incorporated by reference to the Company's Form 8-K, File #0-24206, dated January 21, 1997.)

         (B)  Reports on Form 8-K

              None

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

                                      PENN NATIONAL GAMING, INC.


                                      By \s\ Peter M. Carlino
                                         ---------------------------------------
                                         Peter M. Carlino, Chairman of the Board

Dated: March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                   TITLE                               DATE
               ---------                                   -----                               ----

\s\ Peter M. Carlino                        Chief Executive Officer and Director           March 27, 1998
------------------------------------        (Principal Executive Officer)                  --------------
Peter M. Carlino


\s\ William J. Bork.                        Chief Operating Officer and Director           March 27, 1998
------------------------------------        (Principal Executive Officer)                  --------------
William J. Bork

\s\ Robert S. Ippolito                      Chief Executive Officer                        March 27, 1998
------------------------------------        (Principal Executive Officer)                  --------------
Robert S. Ippolito


\s\ Harold Cramer                           Director                                       March 27, 1998
------------------------------------                                                       --------------
Harold Cramer

\s\ David A. Handler                        Director                                       March 27, 1998
------------------------------------                                                       --------------
David A. Handler

\s\ Robert P. Levy                          Director                                       March 27, 1998
------------------------------------                                                       --------------
Robert P. Levy

\s\ John M. Jacquemin                       Director                                       March 27, 1998
------------------------------------                                                       --------------
John M. Jacquemin

                                  EXHIBIT INDEX



Exhibit Nos.                                Description of Exhibits
------------                                -----------------------
1                    Purchase Agreement dated December 12, 1997 between Penn National
                     Gaming, Inc. and BT Alex. Brown Incorporated and Jeffries & Company,
                     Inc.

10.67                Agreement between Pennsylvania National Turf Club, Inc.,
                     Mountainview Racing Association and Sports Arena Employees' Union
                     Local No. 137 (Primary Location).

10.68                Lease dated July 1, 1997 between Laurel Mall Associates and the
                     Downs Off-Track Wagering, Inc.

10.69                General Contractor Agreement dated August 15, 1997, between Pocono
                     Downs, Inc. and S.G. Mastriani Construction Management.

10.70                General Contractor Agreement dated October 15, 1997, between Pocono
                     Downs, Inc. and  S.G.Mastriani Construction Management.

10.71                General Contractor Agreement dated November 12, 1997, between Pocono
                     Downs, Inc. and Warfel Construction Company.

10.72                Totalisator Agreement dated November 19, 1997, between Penn National
                     Gaming, Inc. and AutoTote Systems, Inc.

10.73                Amended and Restated Credit Facility dated as of December 17, 1997, among the Company, certain lenders, Bankers Trust Company, as agent, and CoreStates Bank, N.A., as Co-agent.

10.74                Waiver dated March 25, 1998, between the Company, certain lenders,
                     Bankers Trust Company as Agent, and CoreStates Bank, N.A., as
                     Co-Agent.

21                   Subsidiaries of the Registrant

27.1                 Financial Data Schedule.

27.2                 Financial Data Schedule Restated for the year 1996.

27.3                 Financial Data Schedule Restated for the first three quarters 1997.

27.4                 Financial Data Schedule Restated for the year 1995.

