Form 10-Q
period 1998-03-31
PENN NATIONAL GAMING INC
filed 1998-05-21
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q

          (Mark One)

   x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

                                    OR

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

                        Penn National Gaming, Inc.
                      825 Berkshire Blvd., Suite 200
                           Wyomissing, PA 19610
                 (Address of principal executive offices)

                               610-373-2400
           (Registrant's telephone number including area code:)

                              Not applicable
  (Former name, former address, and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____


                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                     Outstanding as of May 15, 1998

Common Stock par value .01 per share      15,155,830

This Report contains forward-looking statements that inherently involve risks and uncertainties. The Company's actual result could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in this Quarterly Report and those discussed in the Company's Annual Report on Form
10-K. References to "Penn National Gaming" or the "Company" include Penn National Gaming, Inc. and its subsidiaries.

                    Penn National Gaming, Inc. And Subsidiaries

                                  INDEX



PART I - FINANCIAL INFORMATION                                    Page

Item 1 - Financial Statements

Consolidated Balance Sheets -
    March 31, 1998 (unaudited) and December 31, 1997               4-5

Consolidated Statements of Income -
     Three Months Ended March 31, 1998
     and 1997 (unaudited)                                          6-7

Consolidated Statement of  Shareholders' Equity -
      Three Months Ended March 31, 1998 (unaudited)                  8

Consolidated Statements of Cash Flow -
      Three Months Ended March 31, 1998
      and 1997 (unaudited)                                        9-10

Notes to Consolidated Financial Statements                       11-13

Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations            14-16

Item 3 - Changes in information about Market Risk                   16

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                          17

Item 6 - Exhibits and Reports on Form 8-K                           18

Signature Page                                                      19

Exhibit Index                                                       20

Part I.  Financial Information

Item 1.  Financial Statements

                     PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share and per share data)

                                                       March 31,    December 31,
                                                       1998         1997
                                                       (Unaudited)                                         ___________
Assets
Current assets
  Cash and cash equivalents                            $ 23,555        $ 21,854
  Accounts receivable                                     3,418           2,257
  Prepaid expenses and other current assets               1,779           1,441
  Deferred income taxes                                     513             469
  Prepaid income taxes                                    2,138           3,003

  Total current assets                                   31,403          29,024

Property, plant and equipment, at cost
  Land and improvements                                  25,875          24,643
  Building and improvements                              66,035          56,298
  Furniture, fixtures and equipment                      15,497          13,847
  Transportation equipment                                  494             490
  Leasehold improvements                                  8,245           6,778
  Leased equipment under capitalized lease                  824             824
  Construction in progress                                  964          11,288

                                                        117,934         114,168
  Less accumulated depreciation and amortization         12,159          11,007

Net property, plant and equipment                       105,775         103,161

Other assets
  Excess of cost over fair market value of net
   assets acquired (net of accumulated amortization
   of $1,542 and $1,389, respectively)                    22,902          23,055
  Deferred financing costs                                 3,066           3,014
  Miscellaneous                                              805             624
 Total other assets                                       26,773          26,693

                                                       $ 163,951       $ 158,878


             See accompanying notes to consolidated financial statement
                     PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        (In thousands, except per share data)

                                                           March    December 31,
                                                           1998            1997
                                                        (Unaudited)
Liabilities and Shareholders' Equity
Current liabilities
  Current maturities of long-term debt and capital      $    197       $     204
    lease obligations
  Accounts payable                                         7,920           7,405
  Purses due horsemen                                      1,281               -
  Uncashed pari-mutuel tickets                             1,724           1,504
  Accrued interest                                         2,422            326
  Accrued expenses                                         1,951           2,427
  Accrued salaries and wages                                 692             813
  Customer deposits                                          525             470
  Taxes, other than income taxes                             884             649

Total current liabilities                                 17,596          13,798

Long term liabilities
  Long-term debt and capital lease obligations,
    net of current maturities                             80,123          80,132
  Deferred income taxes                                   11,156          11,092

Total long-term liabilities                               91,279          91,224

Commitments and contingencies

Shareholders' equity
 Preferred stock,$.01 par value,
    authorized 1,000,000 shares; none issued                   -               -
Common stock,$.01 par value,
    authorized 20,000,000 shares;
    15,155,830 and 15,12,580                                 152             152
    issued and outstanding, respectively                  37,987          37,969
Additional paid in capital                                16,937          15,735
Retained earnings                                         55,076          53,856

Total Shareholders' equity                             $ 163,951       $ 158,878




             See accompanying notes to consolidated financial statements


                     PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except per share data)
                                     (Unaudited)


                                                        Three Months Ended
                                                                March 31,


                                                          1997          1998
Revenues
    Pari-mutuel revenues
      Live races                                          $   5,305     $ 4,369
      Import simulcasting                                    16,351      14,797
      Export simulcasting                                     1,326       1,123
  Gaming revenue                                              7,156           -
  Admissions, programs and other racing revenue               1,260       1,258
  Concession revenues                                         1,955       1,273

Total revenues                                               33,353      22,820

Operating expenses
  Purses, stakes, and trophies                                6,307       4,202
  Direct salaries, payroll taxes and employee benefits        4,365       3,246
  Simulcast expenses                                          3,101       2,836
  Pari-mutuel taxes                                           2,697       1,957
  Lottery taxes and administration                            2,347           -
  Other direct meeting expenses                               5,442       3,378
  Off-track wagering concession expenses                      1,505         966
  Other operating expenses                                    2,396       1,698
  Depreciation and amortization                               1,419         861

Total operating expenses                                     29,579      19,144

Income from operations                                        3,774       3,676
Other income (expenses)
  Interest (expense)                                         (2,110)       (900)
  Interest income                                               201          86

Total other (expenses)                                       (1,909)       (814)

Income before income taxes and
      extraordinary item                                      1,865       2,862

Taxes on income                                                 663       1,178



                     PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except per share data)
                                     (Unaudited)
Net income before extraordinary item                          1,202        1,684

Extraordinary Item
  Loss of early extinguishment
  of debt, net of income taxes of $264                            -          383

Net income                                                $   1,202      $ 1,301

Per share data
Basic
  Income per share before extraordinary item              $     .08      $   .12
  Extraordinary item                                              -          .03
  Net income per share                                          .08          .09

Diluted
  Income per share before extraordinary item               $    .08        $ .11
  Extraordinary item                                              -          .02
  Net income per share                                          .08          .09

Shares outstanding
  Basic                                                      15,153       14,281
  Diluted                                                    15,586       14,835



















       See accompanying notes to consolidated financial statements


                 PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share data)
                                 (Unaudited)


                                                    Additional
                                    Common Stock     Paid-In   Retained
                                  Shares    Amounts  Capital   Earnings Total


Balance, January 1, 1998       15,152,580   $ 152    $ 37,969  $15,735  $53,856

Issuance of common stock            3,250       -          18        -       18

Net income for the three
months ended March 31, 1998             -       -           -    1,202    1,202

Balance,  March 31, 1998       15,155,830   $ 152    $ 37,987  $16,937  $55,076


























       See accompanying notes to consolidated financial statements

                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)
                                                         Three Months Ended
                                                             March 31,


                                                            1997           1998

Cash flows from operating activities

   Net income                                              $ 1,202      $ 1,301

  Adjustments to reconcile net income to net cash
      provided by operating activities
  Depreciation and amortization                              1,417          841
  Deferred income taxes                                         20           58
  Extraordinary item                                             -          647
  Decrease (increase) in:
     Accounts receivable                                    (1,161)       1,245
     Prepaid expenses and other current assets                (338)        (556)
     Prepaid income taxes                                      865            -
     Miscellaneous other assets                               (181)         (88)
   Increase (decrease) in:
     Accounts payable                                          515          840
     Purses due horsemen                                     1,281          942
     Uncashed pari-mutuel tickets                              220          262
     Accrued expenses                                         (476)        (267)
     Accrued interest                                        2,096           97
     Accrued salaries and wages                               (121)         (70)
     Customers deposits                                         55          139
     Taxes other than income payable                           235          293

Net cash provided by operating activities                    5,629        5,684

Cash flows from investing activities
   Expenditures for property, plant and equipment           (3,766)      (2,456)
   Acquisition of business                                       -      (16,000)
   Increase in prepaid acquisition costs
                                                                 -         (176)

Net cash (used in) investing activities                     (3,766)     (18,632)






                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



Cash flows from financing activities
   Proceeds from sale of common stock                        18          23,214

   Tax benefit related to stock options exercised             -             573
   Proceeds of long-term debt                                 -          16,500
   Principal payments on long-term debt and capital
     lease Obligations                                      (16)        (19,270)
   Increase in unamortized finance costs                   (164)           (167)

Net cash provided by (used in) financing activities        (162)         20,850

Net increase in cash and cash equivalents                 1,701           7,902

Cash and cash equivalents, at beginning of period        21,854           5,634

Cash and cash equivalents, at end of period            $ 23,555         $13,536





















       See accompanying notes to consolidated financial statements

               PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.    Basis of Financial Statement Presentation

     The accompanying consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc., (Penn) and its wholly and majority owned subsidiaries, (collectively the "Company"). All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations for the three month periods ended March 31, 1998 and 1997. The results of operations experienced for the three month period ended March 31, 1998 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 1998.

     The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1997 annual financial statements.


2.         Wagering Information (in thousands)

                                         Three months ended March 31, 1998
                                      Penn      Pocono      Charles
                                    National     Downs       Town        Total

Pari-mutuel wagering in-state on
  Company live races               $ 19,610   $   915     $  4,118    $  24,643


Pari-mutuel wagering on              42,845    31,065       10,153       84,063
   simulcasting:

Import simulcasting from other
   racetracks                        43,620       574            -       44,194

Export simulcasting to out of
   Pennsylvania wagering
   facilities                        86,465    31,639       10,153      128,257

Total pari-mutuel wagering         $106,075   $32,554     $ 14,271    $ 152,900

                                         Three months ended March 31, 1997
                                      Penn      Pocono      Charles
                                    National     Downs       Town        Total
Pari-mutuel wagering in-state on
   Company live races              $ 22,490    $     -     $     -   $ 22,490

Pari-mutuel wagering on
   simulcasting                      43,420     32,196           -     75,436

   Import simulcasting from other
   racetracks                        37,431          -           -     37,431

Export simulcasting to out of
   Pennsylvania wagering
   facilities                        80,671     32,196           -    112,867

Total pari-mutuel wagering         $103,161    $  32,196   $     -   $135,357


3.         Commitments

      At March 31, 1998, the Company was contingently obligated under letters of credit with face amounts aggregating $2,041,000. The $2,041,000 consisted of $1,786,000 relating to the horsemen's account balances, $100,000 for Pennsylvania pari-mutuel taxes and $155,000 for purses.

4.    Supplemental Disclosures of Cash Flow Information

      Cash paid during the three months ended March 31, 1998 and 1997 for interest was $14,000 and $1,034,000 respectively.

      Cash paid during the three months ended March 31, 1998 and 1997 for income taxes was $218,000 and $398,000 respectively.

5.    Potential Tennessee Development Project

      In June 1997, the Company acquired twelve one-month options to purchase approximately 100 acres of land in Memphis, Tennessee. Since such time, the Company, through its subsidiary, Tennessee Downs, Inc. ("Tennessee Downs"), has pursued the development of a harness track and simulcast facility on this option site, which is located in the northeastern section of Memphis. The Company submitted an application to the Tennessee State Racing Commission (the "Tennessee Commission") in October 1997 for an initial license for the development and operation of a harness track and OTW facility at this site. A land use plan for the construction of a 5/8-mile harness track, clubhouse and grandstand area were approved in October 1997 by the Land Use Hearing Board for the City of Memphis and County of Shelby. Tennessee Downs was determined to be financially suitable by the Tennessee Commission and a public comment hearing before the Tennessee Commission was held in November 1997. In December 1997, the Company received the necessary zoning and land development approvals from the Memphis City Council.

    In April 1998, the Tennessee Commission granted a contingent license to the Company which expires the earlier of (i) December 31, 2000 or (ii) the Tennessee Commission's term on June 30, 1998, if such term is not extended by the Tennessee legislature. On May 1, 1998, the Tennessee State Legislature voted against extending the life of the Tennessee Commission, allowing the Tennessee Commission's term to expire on June 30, 1998. The Company intends to continue its efforts to obtain an unconditional racing license prior to the June 30, 1998 expiration from the Tennessee Commission. The Company is also considering legal action to secure an unconditional racing license that would expire December 31, 2000. There can be no assurance that the Company's efforts to obtain an unconditional racing license will be successful. As of May 15, 1998, the Company has invested approximately $500,000 in the Tennessee Development Project.

6.    Subsidiary Guarantors

      Summarized financial information as of March 31, 1998 and for the three months ended March 31, 1998, for Penn National Gaming, Inc.
("Parent"), the Subsidiary Guarantors and Subsidiary Nonguarantors is as follows:

                                          March 31, 1998
                       ---------------------------------------------------------
                       Parent  Subsidiary  Subsidiary
                       Company  Guarantors NonguarantorsEliminationsConsolidated

Current assets         $ 16,667  $  9,936 $    3,162    $   (1,638) $    31,403

Net property, plant
and equipment               439    61,714     43,622             -      105,775
Other assets            103,284   146,333      1,370       224,213       26,774


Total                  120,390    217,983     48,154       222,575      163,952


Current liabilities        912     11,188      3,857        (1.639)      17,596
Long-term liabilities   80,023     81,116     50,081       119,941       91,279
Shareholders' equity    39,455    125,679     (5,784)      104,273       55,077

Total                  $120,390  $217,983 $   48,154    $  222,575  $   163,952


                                       Three months ended March 31, 1998
                       ---------------------------------------------------------
Total revenues         $ 2,313  $  20,521  $   10,969    $  450     $    33,353
Total operating
expenses                   834     18,477      10,718       450          29,579
Income from operations   1,479      2,044         251         -           3,774
Other income
(expenses)              (1,387)       644      (1,166)        -          (1,909)
Income before income
taxes                       92      2,688        (915)        -           1,865
Taxes on income            (67)       730           -         -             663
Net income             $   159  $   1,958  $     (915)   $    -     $     1,202


     Summarized financial information as of March 31, 1997, and for the three months ended March 31, 1997, has not been presented. Separate financial statements of the Subsidiary Guarantors and Subsidiary
Nonguarantors are not presented because management does not believe such statements are material to investors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Result of Operations

Three months ended March 31, 1998 compared to three months ended March
31, 1997

   Total revenue increased by approximately $10.5 million or 46.2% from $22.8 million for the three months ended March 31, 1997 to 33.4 million for the three months ended March 31, 1998. Charles Town Races, which was purchased in January of 1997 and began racing operations on April 30, 1997 and video lottery machines operations on September 10, 1997, accounted for an $11.0 million increase. Revenues at Penn National Race Course and its OTW facilities decreased by $.6 million due primarily to a decrease in revenues at its Chambersburg OTW facility resulting from the opening of the Charles Town Facility. Revenue increased at the Williamsport OTW facility due to a full period of operations in 1998 compared to 1997 but were offset by a decrease in revenues at the other facilities. Revenues at Pocono Downs increased by $163,000 due to increased revenue at the race track facility, the Allentown OTW and the opening of two new facilities in Hazleton and Carbondale in March 1998. This increase was offset by a decrease in revenue at the Erie OTW facility.

   Total operating expenses increased by approximately $10.5 million or a 54.5% from $19.1 million for the three months ended March 31, 1998 to $29.6 million for the three months ended March 31, 1998. Charles Town Races accounted for $10.2 million of this increase. Penn National Race Course and its OTW facility operations accounted for a $508,000 decrease in total operating expenses primarily due to a decrease in revenue at its facilities. Pocono Downs had a $58,000 increase in operating expenses at its facilities due to the opening of the Hazleton and Carbondale facilities. Corporate expenses increased by $124,000 due to the hiring of additional staff and the leasing of additional office space. Depreciation and amortization increased by $556,000 or 64.6% from $861,000 for the three months ended March 31, 1997 to $1,417,000 for the three months ended March 31, 1998. The increase was primarily due to depreciation associated with new facilities in Williamsport (February
1997), Charles Town Races (April 1997) and Charles Town Gaming
(September 1997).

   Income from operations increased by approximately $98,000 or 2.7% from $3.7 million for the three months ended March 31, 1997 to $3.8 million for the three months ended March 31, 1998 due to the factors described above. Other expenses for the three months ended March 31, 1998 consisted of $1.9 million in net interest expense (primarily due to the 10 5/8% Senior Notes issued December 1997) compared to $.8 million in net interest expense for the three months ended March 31, 1997.

   Income tax expense decreased approximately $537,000 or 44.7% from $1.2 million for the three months ended March 31, 1997 to $663,000 for the three months ended March 31, 1998 due to the decrease in income for the period.

   The extraordinary item in 1997 consisted of a loss on the early extinquishment of debt in the amount of $383,000 net of income taxes. The Company used approximately $19 million of the $23 million in proceeds from the February 1997 equity offering to reduce long-term debt, resulting in a write-off of $647,000 for fees associated with the early extinguishment of debt.

Liquidity and Capital Resources

       Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from issuance of equity securities.

      Net cash provided from operating activities for the three months ended March 31, 1998 ($5.6 million) consisted of net income and non-cash expenses ($2.6 million), an increase of purses due horsemen ($1.3 million), and other changes in working capital ($1.7 million).

      Cash flows used in investing activities ($3.8 million) consisted of renovation and refurbishment of the Charles Town facility ($.9 million) and $2.9 million in capital expenditures, including approximately $2.5 million for the completion of the Hazleton and Carbondale OTW facilities.

     Cash flows from financing activities ($162,000) consisted principally of additional financing fees associated with the sale of Senior Notes in December 1997.

     The Company is subject to possible liabilities arising from the environmental condition at the landfill adjacent to Pocono Downs. Specifically, the Company may incur expenses in connection with the landfill in the future. Such expenses may not be reimbursed by the four municipalities that are parties to the settlement agreement. The Company is unable to estimate the amount, if any, that it may be required to expend.

     During the balance of 1998, the Company anticipates capital expenditures of approximately $4.7 million to complete construction of two additional OTW facilities. For the existing racetracks and OTW facilities at Penn National Race Course and Pocono Downs, the Company plans to spend an additional $500,000 and $350,000, respectively, on building improvements and equipment. The Company anticipates expending approximately $.5 million on the refurbishment of the Charles Town
Entertainment Complex (excluding the cost of Gaming Machines).   If
approval of the Tennessee license beyond June 30, 1998 is ultimately received, the Company anticipates expending $9.0 million to complete the first phase of the project.

     The Company entered into a credit facility in December 1997 (the "Credit Facility") with Bankers Trust Company, as agent. The Credit Facility provides for, subject to certain terms and conditions, a $12.0 million revolving credit facility and has a five-year term from its closing. The Credit Facility, under certain circumstances, requires the Company to make mandatory prepayments and commitment reductions and to comply with certain covenants, including financial ratios and maintenance tests. In addition, the Company may make optional prepayments and commitment reductions pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility will accrue interest, at the option of the Company, at either a base rate plus an applicable margin of up to 2.0% or a eurodollar rate plus an applicable margin of up to 3.0%. The Credit Facility contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. The Credit Facility is secured by the assets of the Company and certain of its subsidiaries and guaranteed by all subsidiaries, except the Charles Town Joint Venture. In addition, the Credit Facility requires the Company to comply with certain financial ratios and maintenance tests. As of December 31, 1997, the Company would not have been in compliance with certain covenants under the Credit Facility had the bank group not granted a waiver, through March 30, 1998, of certain defaults regarding minimum consolidated net worth, consolidated cash interest coverage ratio and minimum leverage ratio. As of May 15, 1998, the bank group granted a waiver of a default regarding the minimum consolidated net worth and, to the extent any such other default exists as of March 31, 1998 (which is to be calculated on or before May 15, 1998) and has amended the above ratios for the periods going forward. As of May 15, 1998, the Company had not drawn any portion of the Credit Facility (although a $2.0 million letter of credit was issued against such Credit Facility) and had adequate capital resources even without consideration of the Credit Facility.

     A portion of the net proceeds of the offering of the 10 5/8% Senior Notes was used to repay amounts outstanding immediately prior to the offering under a pre-existing credit facility. The Company currently estimates that excess proceeds from the offering, cash generated from operations and available borrowings under the Credit Facility will be sufficient to finance its current operations, planned capital expenditure requirements and the costs associated with the Tennessee development project. There can be no assurance, however, that the Company will not be required to seek additional capital through public or private financing, including equity financing, in addition to that available from the foregoing sources. There can be no assurance that adequate funding will be available as needed or, if available, on terms acceptable to the Company.

Item 3.  Changes in Information About Market Risk

      All of the Company's debt obligations at March 31, 1998, were fixed rate obligations and Management, therefore, does not believe that the Company has any material market risk from its debt obligations.

Part II.  Other Information

Item 1.  Legal Proceedings

      In December 1997, Amtote International, Inc.("Amtote"), filed an action against the Company and the Charles Town Joint Venture in the United States District Court for the Northern District of West
Virginia. In its complaint, Amtote (i) states that the Company and the Charles Town Joint Venture allegedly breached certain contracts with Amtote and its affiliates when it entered into, a wagering services contract with a third party (the "Third Party Wagering Services Contract"), and not with Amtote, effective January 1, 1998, (ii) sought preliminary and injunctive relief through a temporary restraining order seeking to prevent the Charles Town Joint Venture from (a) entering into a wagering services contract with a party other than Amtote and (b) having a third party provide such wagering services, (iii) seeks declaratory relief that certain contracts allegedly bind the Charles Town Joint Venture to retain Amtote for wagering services through September 2004 and (iv) seeks unspecified compensatory damages, legal fees and costs associated with the action and other legal and equitable relief as the Court deems just and appropriate. On December 24, 1997, a temporary restraining order was issued, which prescribes performance under the Third Party Wagering Contract. On January 14, 1998, a hearing was held to rule on whether a preliminary injunction should be issued or whether the temporary restraining order should be lifted, On February 20, 1998, the temporary restraining order was lifted by the court. The Company intends to pursue legal remedies in order to terminate Amtote and proceed under the Third Party Wagering Services Contract. The Company believes that this action, and any resolution thereof, will not have any material adverse impact upon its financial condition, results, or the operations of either the Charles Town Joint Venture or the Company.

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

             10.75 General Contractor Agreement dated April 24, 1998, between Pennsylvania National Turf Club, Inc. and Warfel Construction Company.

             10.76 First Amendment and Waiver dated May 15, 1998, among Penn National Gaming, Inc., CoreStates Bank, N.A. and Bankers Trust Company.

      (b)    Reports on Form 8-K

             None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Penn National Gaming, Inc.

May 15, 1998             By: /s/ Robert S. Ippolito
Date                         Robert S. Ippolito, Chief Financial
                             Officer, Secretary/Treasurer

                             EXHIBIT INDEX

Exhibit Nos.              Description of Exhibits               Page No.

10.75           General Contractor Agreement dated April 24,
                1998, between Penn National Turf Club and Warfel
                Construction Company                              21-27

10.76           First Amendment and Waiver dated May 15, 1998,
                among Penn National Gaming, Inc., CoreStates
                Bank, N.A. and Bankers Trust Company.             28-31