Form 10-Q
period 1998-06-30
PENN NATIONAL GAMING INC
filed 1998-08-14
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

           o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Title                                        Outstanding as of  August 12, 1998

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

                   Penn National Gaming, Inc. And Subsidiaries

                                      INDEX



PART I - FINANCIAL INFORMATION                                             Page

Item 1 - Financial Statements

Consolidated Balance Sheets -
    June 30, 1998 (unaudited) and December 31, 1997                         4-5

Consolidated Statements of Income -
     Six Months Ended June 30, 1998
     and 1997 (unaudited)                                                   6-7

Consolidated Statements of Income -
      Three Months Ended June 30, 1998 and
      1997 (unaudited)                                                      8-9

Consolidated Statement of  Shareholders' Equity -
     Six Months Ended June 30, 1998 (unaudited)                              10

Consolidated Statements of Cash Flow -
     Six Months Ended June 30, 1998
      and 1997 (unaudited)                                                11-12

Notes to Consolidated Financial Statements                                13-17

Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     18-22

Item 3 - Changes in information about Market Risk                            22

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   22

Item 6 - Exhibits and Reports on Form 8-K                                    23

Signature Page                                                               24

Exhibit Index                                                                25

Part I.  Financial Information

Item 1.  Financial Statements



                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                           June 30,               December 31,
                                                             1998                     1997
                                                          (Unaudited)
                                                          -----------             ----------
Assets
Current assets
  Cash and cash equivalents                                $ 23,492                 $ 21,854
  Accounts receivable                                         4,060                    2,257
  Prepaid expenses and other current assets                   2,109                    1,441
  Deferred income taxes                                         419                      469
  Prepaid income taxes                                          880                    3,003
                                                                ---                    -----

Total current assets                                         30,960                   29,024
                                                             ------                   ------

Property, plant and equipment, at cost
  Land and improvements                                      26,249                   24,643
  Building and improvements                                  66,845                   56,298
  Furniture, fixtures and equipment                          16,006                   13,847
  Transportation equipment                                      479                      490
  Leasehold improvements                                      8,451                    6,778
  Leased equipment under capitalized lease                      824                      824
  Construction in progress                                      230                   11,288
                                                                ---                   ------

                                                            119,084                  114,168
  Less accumulated depreciation and amortization             13,301                   11,007
                                                             ------                   ------

Net property, plant and equipment                           105,783                  103,161
                                                            -------                  -------

Other assets
  Excess of cost over fair market value of net assets acquired
  (net of accumulated amortization
  of $1,695 and $1,389, respectively)                        22,749                   23,055
  Deferred financing costs                                    2,896                    3,014
  Miscellaneous                                                 837                      624
                                                                ---                      ---
Total other assets                                           26,482                   26,693
                                                             ------                   ------
                                                           $163,225                 $158,878
                                                           ========                 ========


     See accompanying notes to consolidated financial statement

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                            June 30,              December 31,
                                                              1998                    1997
                                                          (Unaudited)
                                                          -----------             -------------

Liabilities and shareholders' equity
Current liabilities
  Current maturities of long-term debt and
    capital lease obligations                           $     189                  $    204
  Accounts payable                                          7,093                     7,405
  Purses due horsemen                                       1,423                         -
  Uncashed pari-mutuel tickets                                950                     1,504
  Accrued interest                                            334                       326
  Accrued expenses                                          1,848                     2,427
  Accrued salaries and wages                                  951                       813
  Customer deposits                                           703                       470
  Taxes, other than income taxes                              806                       649
                                                              ---                       ---

Total current liabilities                                  14,297                    13,798
                                                           ------                    ------

Long term liabilities
  Long-term debt and capital lease obligations,
    net of current maturities                              80,113                    80,132
  Deferred income taxes                                    11,264                    11,092
                                                           ------                    ------

Total long-term liabilities                                91,377                    91,224
                                                           ------                    ------

Commitments and contingencies

Shareholders' equity
 Preferred stock,$.01 par value,
    authorized 1,000,000 shares; none issued                    -                         -
Common stock,$.01 par value,
    authorized 20,000,000 shares;
    15,155,830 and 15,152,580
     issued and outstanding, respectively                     152                        152
Additional paid in capital                                 37,987                     37,969
Retained earnings                                          19,412                     15,735
                                                           ------                     ------

Total shareholders' equity                                 57,551                     53,856
                                                        ---------                  ---------

                                                        $ 163,225                  $ 158,878
                                                        =========                  =========





           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                        Six Months Ended
                                                                            June 30,
                                                                 1998                    1997
                                                                -------------------------------

Revenues
   Pari-mutuel revenues
       Live races                                               $ 12,928                $ 11,397
       Import simulcasting                                        34,114                  31,338
       Export simulcasting                                         2,828                   3,395
   Gaming revenue                                                 16,160                       -
   Admissions, programs and other racing revenue                   4,427                   2,824
   Concession revenues                                             2,956                   3,450
                                                                   -----                   -----

 Total revenues                                                   73,413                  52,404
                                                                  ------                  ------
 Operating expenses
   Purses, stakes, and trophies                                   13,946                  10,318
   Direct salaries, payroll taxes and employee benefits            9,263                   7,420
   Simulcast expenses                                              6,896                   5,881
   Pari-mutuel taxes                                               4,589                   4,419
   Lottery taxes and administration                                6,302                       -
   Other direct meet expenses                                     11,564                   8,499
   Off-track wagering concession expenses                          3,453                   2,640
   Other operating expenses                                        5,021                   3,775
   Depreciation and amortization                                   2,841                   1,660
                                                                   -----                   -----

 Total operating expenses                                         63,875                  44,612
                                                                  ------                  ------

 Income from operations                                            9,538                   7,792
                                                                   -----                   -----
 Other income (expenses)
   Interest (expense)                                             (4,243)                 (1,675)
   Interest income                                                   451                     158
  Other                                                               30                      (4)
                                                                      --                      --

 Total other (expenses)                                           (3,762)                 (1,521)
                                                                  ------                  ------

 Income before income taxes and
       extraordinary item                                          5,776                   6,271

 Taxes on income                                                   2,099                   2,573
                                                                   -----                   -----


          See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                   (Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                  1998                    1997
                                                                  ----------------------------


 Income before extraordinary item                                 3,677                   3,698

 Extraordinary Item
   Loss of early extinguishment
       of debt, net of income taxes
       of $264                                                        -                     383
          ----                                                      ---                     ---

 Net income                                                     $ 3,677                 $ 3,315
                                                                =======                 =======

 Per share data
 Basic
   Income per share before extraordinary item                     $0.24                   $0.24
   Extraordinary item                                                 -                    0.02
                                                                   ----                    ----
   Net income per share                                           $0.24                   $0.22
                                                                  -----                   -----

 Diluted
   Income per share before extraordinary item                     $0.24                   $0.24
   Extraordinary item                                                 -                    0.02
                                                                   ----                    ----
   Net income per share                                           $0.24                   $0.22
                                                                  -----                   -----

 Weighted average shares outstanding
   Basic                                                         15,154                  15,126
                                                                 ------                  ------
   Diluted                                                       15,558                  15,319
                                                                 ------                  ------






           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                            June 30,
                                                                   1998                  1997
                                                                   --------------------------

 Revenues
   Pari-mutuel revenues
       Live races                                                $ 7,623                $ 7,028
       Import simulcasting                                        17,763                 16,541
       Export simulcasting                                         1,502                  2,272
   Gaming revenue                                                  9,004                      -
   Admissions, programs and other racing revenue                   2,472                  1,566
   Concession revenues                                             1,694                  2,177
                                                                   -----                  -----

 Total revenues                                                   40,058                 29,584
                                                                  ------                 ------

 Operating expenses
   Purses, stakes, and trophies                                    7,639                  6,116
   Direct salaries, payroll taxes and employee benefits            4,904                  4,174
   Simulcast expenses                                              3,795                  3,045
   Pari-mutuel taxes                                               2,476                  2,462
   Lottery taxes and administration                                3,371                      -
   Other direct meet expenses                                      6,122                  5,121
   Off-track wagering concession expenses                          1,948                  1,674
   Other operating expenses                                        2,625                  1,933
   Depreciation and amortization                                   1,422                    943
                                                                   -----                    ---

 Total operating expenses                                         34,302                 25,468
                                                                  ------                 ------

 Income from operations                                            5,756                  4,116
                                                                   -----                  -----
 Other income (expenses)
   Interest (expense)                                             (2,134)                  (775)
   Interest income                                                   250                     72
  Other                                                               30                     (4)
                                                                      --                     --

 Total other (expenses)                                           (1,854)                  (707)
                                                                  ------                   ----

 Income before income taxes                                        3,902                  3,409

 Taxes on income                                                   1,435                  1,395
                                                                   -----                  -----


          See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                            June 30,
                                                                   1998                  1997
                                                                   --------------------------


 Net income                                                     $ 2,467                 $ 2,014
                                                                =======                 =======

 Per share data
   Basic net income                                               $0.16                   $0.13
                                                                  -----                   -----
   Diluted net income                                             $0.16                   $0.13
                                                                  -----                   -----

 Weighted average shares outstanding
   Basic                                                         15,156                  15,126
                                                                 ------                  ------
   Diluted                                                       15,542                  15,717
                                                                 ------                  ------




           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 1998
                       (In thousands, except share data)
                                   (Unaudited)



                                                                             Additional
                                                      Common Stock             Paid-In      Retained
                                                      ------------
                                                  Shares         Amounts       Capital      Earnings      Total
                                                  ------         -------       -------      --------      -----


Balance, January 1, 1998                          15,152,580     $  152      $  37,969      $  15,735     $  53,856

Issuance of common stock                               3,250          -             18              -            18

Net income for the six months
      ended June 30, 1998                                  -          -              -          3,677         3,677
                                                          --         --             --          -----         -----

Balance,  June 30, 1998                           15,155,830     $  152      $  37,987      $  19,412     $  57,551
                                                  ==========     ======      =========      =========     =========









           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Six Months Ended
                                                                          June 30,
                                                                  1998                  1997
                                                                  --------------------------

Cash flows from operating activities                             $ 3,677             $ 3,315
   Net income
  Adjustments to reconcile net income to net cash
      provided by operating activities
  Depreciation and amortization                                    2,841               1,660
  Extraordinary item, loss on early extinguishment
      of debt, before tax benefit                                      -                 647
  Deferred income taxes                                              222                 148
  Decrease (increase) in:
     Accounts receivable                                          (1,803)              1,156
     Prepaid expenses and other current assets                      (668)             (2,286)
     Prepaid income taxes                                          2,123               1,178
     Miscellaneous other assets                                     (213)               (503)
   Increase (decrease) in:
     Accounts payable                                               (312)              4,480
     Purses due horsemen                                           1,423                 458
     Uncashed pari-mutuel tickets                                   (554)               (587)
     Accrued expenses                                               (579)                (71)
     Accrued interest                                                  8                (152)
     Accrued salaries and wages                                      138                 306
     Customers deposits                                              233                 261
     Taxes other than income taxes                                   157                 (43)
                                                                     ---                 ---

Net cash provided by operating activities                          6,693               9,967
                                                                   -----               -----

Cash flows from investing activities
   Expenditures for property, plant and equipment                 (4,932)            (15,450)
   Acquisition of business                                             -             (16,000)
   Increase in prepaid acquisition costs                               -                (176)
                                                                     ---                ----

Net cash (used in) investing activities                           (4,932)            (31,626)
                                                                  ------             -------




          See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      Six Months Ended
                                                                          June 30,
                                                                  1998                  1997
                                                                  --------------------------


Cash flows from financing activities
   Proceeds from sale of common stock                                 18              23,082
   Tax benefit related to stock options exercised                      -                 573
   Proceeds of long-term debt                                          -              16,500
   Principal payments on long-term debt and capital lease
      obligations                                                    (34)            (19,136)
   Increase in unamortized finance costs                            (107)               (167)
                                                                    ----                ----

Net cash provided by (used in) financing activities                 (123)             20,852
                                                                    ----              ------

Net increase (decrease) in cash and cash equivalents               1,638                (807)

Cash and cash equivalents, at beginning of period                 21,854               5,634
                                                                  ------               -----

Cash and cash equivalents, at end of period                     $ 23,492             $ 4,827
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

       In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations for the six and three month periods ended June 30, 1998 and 1997. The results of operations experienced for the six month period ended
June 30, 1998 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 1998.

       The statements and related notes herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1997 annual financial statements.


2.       Wagering Information (in thousands)


                                                                     Three months ended June 30, 1998
                                                                     --------------------------------
                                                Penn National        Pocono Downs           Charles Town          Total
                                                -------------        ------------           ------------          -----
Pari-mutuel wagering in-state company live
     races                                       $  21,605            $   7,410               $  5,524             $  34,539
                                                 ---------            ---------               --------             ---------

Pari-mutuel wagering on simulcasting:

   Import simulcasting from other racetracks        44,549               36,253                 11,877                92,679
   Export simulcasting to out of
     Pennsylvania wagering facilities               42,964                7,188                      -                50,152
                                                    ------                -----                    ---                ------
                                                    87,513               43,441                 11,877               142,831
                                                    ------               ------                 ------               -------

Total pari-mutuel wagering                       $ 109,118            $  50,851               $ 17,401             $ 177,370
                                                 =========            =========               ========             =========




                                                                     Three months ended June 30, 1997
                                                                     --------------------------------
                                                Penn National        Pocono Downs           Charles Town          Total
                                                -------------        ------------           ------------          -----
Pari-mutuel wagering in-state company live
     races                                       $  25,084               $  9,243             $  4,640             $  38,967
                                                 ---------               --------             --------             ---------

Pari-mutuel wagering on simulcasting:

   Import simulcasting from other racetracks        42,603                 30,258                6,645                79,506
   Export simulcasting to out of
     Pennsylvania Wagering facilities               38,930                  8,827                    -                47,757
                                                    ------                  -----                  ---                -----
                                                    81,533                 39,085                6,645               127,263
                                                    ------                 ------                -----               -------

Total pari-mutuel wagering                       $ 106,617               $ 48,328             $ 11,285             $ 166,230
                                                 =========               ========             ========             =========




                                                                      Six months ended June 30, 1998
                                                                      ------------------------------
                                                Penn National        Pocono Downs           Charles Town          Total
                                                -------------        ------------           ------------          -----
Pari-mutuel wagering in-state company live
     races                                       $  41,214            $  8,323               $  9,643              $  59,180
                                                 ---------            --------               --------              ---------

Pari-mutuel wagering on simulcasting:

   Import simulcasting from other racetracks        87,394              67,318                 22,029                176,741
   Export simulcasting to out of
     Pennsylvania Wagering facilities               86,585               7,763                      -                 94,348
                                                    ------               -----                    ---                 ------
                                                   173,979              75,081                 22,029                271,089
                                                   -------              ------                 ------                -------

Total pari-mutuel wagering                       $ 215,193            $ 83,404               $ 31,672              $ 330,269
                                                 =========            ========               ========              =========



                                                                       Six months ended June 30, 1997
                                                                       ------------------------------
                                               Penn National         Pocono Downs           Charles Town           Total
                                               -------------         ------------           ------------           -----
Pari-mutuel wagering in-state company live
     races                                     $   47,574            $      9,243           $   4,640              $   61,457
                                               ----------            ------------           ---------              ----------

Pari-mutuel wagering on simulcasting:

   Import simulcasting from other racetracks       85,843                  59,510               6,645                 151,998
   Export simulcasting to out of
     Pennsylvania Wagering facilities              76,361                   8,827                   -                  85,188
                                                   ------                   -----                 ---                  ------
                                                  162,204                  68,337               6,645                 237,186
                                                  -------                  ------               -----                 -------

Total pari-mutuel wagering                     $  209,778            $     77,580           $  11,285              $  298,643
                                               ----------            ------------           ---------              ----------


3.        Commitments

       At June 30, 1998, the Company was contingently obligated under letters of credit with principal amounts aggregating $2,041,000. The $2,041,000 consists of $1,786,000 for the horsemen's account balances, $100,000 for Pennsylvania pari-mutuel taxes and $155,000 for purses.

4.       Supplemental Disclosures of Cash Flow Information

       Cash paid during the six months ended June 30, 1998 and 1997 for interest was $4,230,000 and $2,051,000 respectively.

       Cash paid during the six months ended June 30, 1998 and 1997 for income taxes was $1,476,000 and $629,000 respectively.


5.       Potential Tennessee Development Project

         In June 1997, the Company acquired twelve one-month options to purchase approximately 100 acres of land in Memphis, Tennessee. Since such time, the Company, through its subsidiary, Tennessee Downs, Inc.
("Tennessee Downs"), has pursued the development of a harness track and simulcast facility on this option site, which is located in the northeastern section of Memphis (The "Tennessee Development Project"). The Company submitted an application to the Tennessee State Racing Commission (the "Tennessee Commission") in October 1997 for an initial license for the development and operation of a harness track and OTW facility at this site. A land use plan for the construction of a 5/8-mile harness track, clubhouse and grandstand area were approved in October 1997 by the Land Use Hearing Board for the City of Memphis and County of Shelby. Tennessee Downs was determined to be financially suitable by the Tennessee Commission and a public comment hearing before the Tennessee Commission was held in November 1997. In December 1997, the Company received the necessary zoning and land development approvals from the Memphis City Council.

     In April 1998, the Tennessee Commission granted a contingent license to the Company which would expire on the earlier of (i) December 31, 2000 or (ii) the Tennessee Commission's term on June 30, 1998, if such term is not extended by the Tennessee legislature. On May 1, 1998, the Tennessee State Legislature voted against extending the life of the Tennessee Commission, allowing the Tennessee Commission's term to expire on June 30, 1998. The Tennessee Commission held a meeting on May 29, 1998, at which it rejected the Company's request: (i) to grant the Company an unconditional racing license; (ii) for racing days for the periods ending December 31, 2000; and (iii) to operate a temporary simulcast facility. On July 28, 1998, the Company filed for a preliminary injunction and a declaratory ruling on the legal status of racing in Memphis with the Chancery Court in Shelby County. As of August 12, 1998, the Company has invested approximately $500,000 in the Tennessee Development Project. The Company intends to continue its efforts to obtain an unconditional racing license that would expire December 31, 2000. There can be no assurance that the Company's efforts to obtain an unconditional racing license will be successful.

6.    Subsidiary Guarantors

       Summarized financial information as of June 30, 1998 and for three and six months ended June 30, 1998 for Penn National Gaming, Inc. ("Parent"), the Subsidiary Guarantors and Subsidiary Nonguarantors is as follows:



                                                                       June 30, 1998
                                                                       -------------
                                 Parent           Subsidiary           Subsidiary
                                 Company          Guarantors          Nonguarantors        Eliminations        Consolidated
                                 -------          ----------          -------------        ------------        ------------
Current assets                   $   17,076       $     8,753         $    5,598           $     (467)         $   30,960
Net property                            416            61,878             43,489                    -             105,783
Other assets                        102,353          (306,342)             1,463              229,008              26,482
                                    -------          --------              -----              -------              ------

Total                               119,845          (235,711)            50,550              228,541             163,225
                                    -------          --------             ------              -------             -------

Current liabilities                      85             2,174              3,855                8,183              14,297
Long-term liabilities                80,024          (156,002)            52,037              115,318              91,377
Shareholders' equity                 39,736           (81,883)            (5,342)             105,040              57,551
                                     ------          --------             ------              -------              ------

Total                            $  119,845       $  (235,711)        $   50,550           $  228,541          $  163,225
                                 ----------       -----------         ----------           ----------          ----------


                                                             Three months ended June 30, 1998
                                                             --------------------------------

Total revenues                   $    2,862       $    22,803         $   13,697           $      696          $    40,058
Total operating expenses              1,097            20,420             12,089                  696               34,302
                                      -----            ------             ------                  ---               ------
Income from operations                1,765             2,383              1,608                    -                5,756
Other income (expenses)              (1,390)              700             (1,164)                   -               (1,854)
                                     ------               ---             ------                                    ------
Income before income taxes              375             3,083                444                    -                3,902
Taxes on income                          94             1,341                  -                    -                1,435
                                         --             -----                                                        -----
Net income                       $      281       $     1,742         $      444           $        -           $    2,467
                                 ----------       -----------         ----------           ----------           -----------



                                                              Six months ended June 30, 1998
                                                              ------------------------------

Total revenues                   $    5,176       $    42,425         $   24,667           $    1,145           $   73,413
Total operating expenses              1,931            37,996             22,803                1,145               63,875
                                      -----            ------             ------                -----               ------
Income from operations                3,245             4,429              1,864                    -                9,538
Other income (expenses)              (2,777)            1,345             (2,330)                   -               (3,762)
                                     ------             -----             ------                  ---                ------
Income before income taxes              468             5,774               (466)                   -                5,776
Taxes on income                          26             2,073                  -                    -                2,099
                                         --             -----                ---                  ---                -----
Net income                       $      442       $     3,701         $     (466)          $        -           $    3,677
                                 ----------       -----------         ----------           ----------            ----------


         Summarized financial information as of June 30, 1997 and for the three and six months ended June 30, 1997, have not been presented. Separate financial statements of the Subsidiary Guarantors and Subsidiary Nonguarantors are not presented because management does not believe such statements are material to investors.

7.    Year 2000 Compliance

       The Company is working directly and with its vendors to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has completed its assessment of the areas that must be addressed and currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and vendors upon which it relies are unable to address any material issue in a timely manner, it would have a material financial impact on the Company. In order to assure that this does not occur, the Company plans to devote such resources as it deems necessary to resolve any significant year 2000 issues in a timely manner.


8.       Subsequent Events

       On July 7, 1998, the Company entered into an agreement with Ladbroke Racing Management - Pennsylvania (Ladbroke) to purchase their Johnstown, Pennsylvania OTW facility. The agreement provides for a purchase price of $1,225,000 for the assignment of the facility lease and the sale of assets and is subject to numerous contingencies, including approval by the Pennsylvania State Racing Commission. Under the terms of the agreements, the Company will sub-lease the facility from Ladbroke and operate the facility from September 1, 1998, the effective date of the agreement, through January 4, 1999, the closing date of the agreement for $12,500 per month, at which time the Company will assume full rights and ownership in the facility. The Johnstown facility will replace the Company's proposed Altoona, Pennsylvania OTW facility upon receipt of regulatory approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Result of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997
-----------------------------------------------------------------------------

         Total revenue increased by approximately $10.5 million or 35.4% from $29.6 million for the three months ended June 30, 1997 to $40.1 million for the three months ended June 30, 1998. Charles Town Races, which was purchased in January of 1997 and began racing operations on April 30, 1997 and video lottery machines operations on September 10, 1997, accounted for $10.8 million (approximately $1.8 million of pari-mutuel revenues and $9.0 million of gaming revenues) of the increase. Revenues at Penn National Race Course and its OTW facilities decreased by approximately $400,000 due to decreased wagering on Pennsylvania racing. Revenues at Pocono Downs and its OTW facilities increased by approximately $100,000. The net increase was due to a full quarter of operations for the new facilities at Hazleton and Carbondale offset by a decrease in revenue at Allentown due to highway construction, a decrease in revenue at the Wilkes-Barre racetrack due to the opening of the two new OTW facilities and a decrease in revenue at the Erie OTW.

         Total operating expenses increased by $8.8 million or 34.7% from $25.5 million for the three months ended June 30, 1997 to $34.3 million for the three months ended June 30, 1998. Charles Town Races accounted for $8.6 million of the increase due primarily to the video lottery operation and the opening of the racing simulcast center. Penn National Race Course and its OTW facilities had a decrease in operating expenses of approximately $600,000 due to the decrease in revenues. Pocono Downs and its OTW facilities had an increase of approximately $100,000 due to a full period of operations at Hazleton and Carbondale offset by decreases at its other facilities. Corporate expenses increased by $158,000 due to the hiring of additional staff for OTW facility management, human resource management and the leasing of additional office space. Depreciation and amortization increased by $479,000 or 50.1% from $943,000 for the three months ended June 30, 1997 to $1,422,000 for the three months ended June 30, 1998. The increase was due primarily to depreciation associated with new facilities for Charles Town Gaming (September 1997), Charles Town Simulcast Facility (January 1998), Hazleton OTW (March 1998) and Carbondale OTW (March 1998).

         Income from operations increased by approximately $1.6 million or 39.8% from $4.1 million for the three months ended June 30, 1997 to $5.8 million for the three months ended June 30, 1998 due to the factors described above.

         Other expenses for the three months ended June 30, 1998 consisted of $1.9 million in net interest expense (primarily due to the 10 5/8% Senior Notes issued December 1997) compared to $.7 million in net interest expense for the three months ended June 30, 1997.

         Income tax expense increased approximately $40,000 or 2.9% from $1,395,000 for the three months ended June 30, 1997 to $1,435,000 for the three months ended June 30, 1998 due to the increase in net income for the period.

         Net income increased approximately $453,000 or 22.5% from $2.0 million for the three months ended June 30, 1997 to $2.5 million for the three months ended June 30, 1998 due to the factors described above.

Six months ended June 30, 1998 compared to six months ended June 30, 1997
-------------------------------------------------------------------------

         Total revenue increased by approximately $21.0 million or 40.1% from $52.4 million for the six months ended June 30, 1997 to $73.4 million for the
six months ended June 30, 1998.   Charles Town Races, which was purchased in
January, 1997 and began racing operations on April 30, 1997 and video lottery machines operations on September 10, 1997, accounted for $21.7 million (approximately $5.5 million of pari-mutuel revenues and $16.2 million of gaming revenues) of the increase. Revenues at Penn National Race Course and its OTW facilities decreased by approximately $1.1 million due to a decrease in revenues at its Chambersburg OTW facility resulting from the opening of the Charles Town Facility, competition in the Reading area from Philadelphia Park facilityand decreased wagering on Pennsylvania racing. Revenue increased at the Williamsport OTW due to a full period of operations in 1998 compared to five months in 1997. Revenues at Pocono Downs and its OTW facilities increased by approximately $300,000. This was due to the opening of new facilities in Hazleton and Carbondale offset by a decrease in revenue at Allentown caused by construction, a decrease in revenue at the Wilkes-Barre racetrack due to an opening of the two new OTW facilities and a decrease in revenue at the Erie OTW facility.

         Total operating expenses increased by $19.3 million or 43.2% from $44.6 million for the six months ended June 30, 1997 to $63.9 million for the six months ended June 30, 1998. Charles Town Races accounted for $18.7 million of the increase due primarily to the video lottery operation and the opening of the racing simulcast center. Penn National Race Course and its OTW facilities had a decrease in operating expenses of approximately $1.1 million due to the decrease in revenues. Pocono Downs and its OTW facilities had an increase of approximately $200,000 due to three months of operations at Hazleton and Carbondale offset by decreases at its other facilities. Corporate expenses increased by $282,000 due to the hiring of additional office staff for OTW facility management, human resource management and the leasing of additional office space. Depreciation and amortization increased by $1.1 million or 71.1% from $1.7 million for the six months ended June 30, 1997 to $2.8 million for the six months ended June 30, 1998. The increase was due primarily to depreciation associated with new facilities for Charles Town Gaming (September
1997), Charles Town Simulcast Facility (January 1998), Hazleton OTW (March
1998) and Carbondale OTW (March 1998).

         Income from operations increased by approximately $1.7 million or 22.4% from $7.8 million for the six months ended June 30, 1997 to $9.5 million for the six months ended June 30, 1998 due to the factors described above.

         Other expenses for the six months ended June 30, 1998 consisted of $3.8 million in net interest expense (primarily due to the 10 5/8% Senior Notes issued December 1997) compared to $1.5 million in net interest expense for the six months ended June 30, 1997.

         Income tax expense decreased approximately $474,000 or 18.4% from $2,573,000 for the six months ended June 30, 1997 to $2,099,000 for the six months ended June 30, 1998 due to the decrease in income for the period.

         The extraordinary item in 1997 consisted of a loss on the early extinquishment of debt in the amount of $383,000 net of income taxes. The Company used approximately $19 million of the $23 million in proceeds from the February 1997 equity offering to reduce long-term debt, resulting in a write-off of $647,000 for fees associated with the early extinquishment of debt.

         Net income increased approximately $362,000 or 10.9% from $3.3 million for the six months ended June 30, 1997 to $3.7 million for the six months ended June 30, 1998 due to the factors described above.

Liquidity and Capital Resources
-------------------------------

       Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from issuance of equity securities.

      Net cash provided from operating activities for the six months ended
June 30, 1998 ($6.7 million) consisted of net income and non-cash expenses ($6.7 million), an increase in purses due horsemen ($1.4 million), income taxes payable ($2.1 million), a decrease in accounts receivable ($1.8 million) and a decrease in other changes in working capital ($1.7 million).

      Cash flows used in investing activities ($4.9 million) consisted of renovation and refurbishment of the Charles Town facility and race track surface ($1.1 million) and $3.8 million in capital expenditures, including approximately $3.2 million for the completion of the Hazleton and Carbondale OTW facilities.

     Cash flows from financing activities ($123,000) consisted principally of additional financing fees associated with the sale of Senior Notes in December 1997.

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

     During the balance of 1998, the Company anticipates capital expenditures of approximately $3.5 million to purchase the Johnstown OTW facility and the construction of one additional OTW facility. For the existing racetracks and OTW facilities at Penn National Race Course and Pocono Downs, the Company plans to spend an additional $500,000 and $350,000, respectively, on building improvements and equipment. The Company anticipates expending approximately $.5 million on the refurbishment of the Charles Town Entertainment Complex
(excluding the cost of Gaming Machines).   If approval of the Tennessee license
beyond June 30, 1998 is ultimately received, the Company anticipates expending $9.0 million to complete the first phase of the project.

   The Company entered into a credit facility in December 1997 (the "Credit Facility") with Bankers Trust Company, as agent. The Credit Facility provides for, subject to certain terms and conditions, a $12.0 million revolving credit facility and has a five-year term from its closing. The Credit Facility, under certain circumstances, requires the Company to make mandatory prepayments and commitment reductions and to comply with certain covenants, including financial ratios and maintenance tests. In addition, the Company may make optional prepayments and commitment reductions pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility will accrue interest, at the option of the Company, at either a base rate plus an applicable margin of up to 2.0% or a eurodollar rate plus an applicable margin of up to 3.0%. The Credit Facility contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. The Credit Facility is secured by the assets of the Company and certain of its subsidiaries and guaranteed by all subsidiaries, except the Charles Town Joint Venture. In addition, the Credit Facility requires the Company to comply with certain financial ratios and maintenance tests. As of December 31, 1997, the Company would not have been in compliance with certain covenants under the Credit Facility had the bank group not granted a waiver, through March 30, 1998, of certain defaults regarding minimum consolidated net worth, consolidated cash interest coverage ratio and minimum leverage ratio. At the end of the first quarter, the Company was in technical default of certain required ratios, which defaults were waived and ratios were adjusted. On June 30, 1998, the Company was in compliance with all applicable ratios. As of August 11, 1998, the Company had not drawn any portion of the Credit Facility (although a $2.0 million letter of credit was issued against such Credit Facility) and had adequate capital resources even without consideration of the Credit Facility.

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

Item 3.  Changes in Information About Market Risk

      All of the Company's debt obligations at June 30, 1998, were fixed rate obligations and Management, therefore, does not believe that the Company has any material market risk from its debt obligations.


Part II.  Other Information

Item 1.  Legal Proceedings

      In December 1997, Amtote International, Inc. ("Amtote"), filed an action against the Company and the Charles Town Joint Venture in the United States District Court for the Northern District of West Virginia. In its complaint, Amtote (i) states that the Company and the Charles Town Joint Venture allegedly breached certain contracts with Amtote and its affiliates when it entered into a wagering services contract with a third party (the "Third Party Wagering Services Contract"), and not with Amtote, effective January 1, 1998, (ii) sought preliminary and injunctive relief through a temporary restraining order seeking to prevent the Charles Town Joint Venture from (a) entering into a wagering services contract with a party other than Amtote and (b) having a third party provide such wagering services, (iii) seeks declaratory relief that certain contracts allegedly bind the Charles Town Joint Venture to retain Amtote for wagering services through September 2004 and (iv) seeks unspecified compensatory damages, legal fees and costs associated with the action and other legal and equitable relief as the Court deems just and appropriate. On December 24, 1997, a temporary restraining order was issued, which prescribes performance under the Third Party Wagering Contract. On January 14, 1998, a hearing was held to rule on whether a preliminary injunction should be issued or whether the temporary restraining order should be lifted. On February 20, 1998, the temporary restraining order was lifted by the court and the Company terminated Amtote Agreement and proceeded under the Third Party Wagering Services Contract. Amtote is contuning its litigation against the Company for monetary damages. The Company believes that this action, and any resolution thereof, will not have any material adverse impact upon its financial condition, results, or the operations of either the Charles Town Joint Venture or the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.77 Purchase Agreement dated July 7, 1998, between Ladbroke Racing Management and Mountainview Thoroughbred Racing Association.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Penn National Gaming, Inc.

August 14, 1998                      By: /s/ Robert S. Ippolito
---------------                      --------------------------
Date                                     Robert S. Ippolito,
                                         Chief Financial Officer,
                                         Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit Nos.          Description of Exhibits                          Page No.

                      Purchase Agreement dated July 7, 1998, between
                      Ladbroke Racing Management and Mountainview
                      Thoroughbred Racing Association.                    26-39