Form 10-Q
period 1998-09-30
PENN NATIONAL GAMING INC
filed 1998-11-13
CIK 921738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                           Penn National Gaming, Inc.
                         825 Berkshire Blvd., Suite 200
                              Wyomissing, PA 19610
               (Address of principal executive offices) (Zip code)

                                  610-373-2400
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
----

                   (Applicable only to corporate registrants)


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                        Outstanding as of November 13, 1998

Common stock par value .01 per share         14,735,630
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

                   Penn National Gaming, Inc. and Subsidiaries

                                      INDEX



PART I - FINANCIAL INFORMATION                                       Page

Item 1. Financial Statements                                         4-5

Consolidated Statements of Income -
   Nine Months Ended September 30, 1998 and 1997 (unaudited)         6-7

Consolidated Statements of Income -
  Three Months Ended September 30, 1998 and 1997 (unaudited)         8-9

Consolidated Statement of Shareholder's Equity -
  Nine Months Ended September 30, 1998, (unaudited)                  10

Consolidated Statement of Cash Flow -
  Nine Months Ended September 30, 1998 and 19 (unaudited)            11-12

Notes to Consolidated Financial Statements                           13-20


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                    21-24

Item 3. Changes in Information about Market Risk                     24
------------------------------------------------

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                            25

Item 6. Exhibits and Reports on Form 8-K                             25
----------------------------------------

Signature Page                                                       26

Exhibit Index                                                        27

Part I.  Financial Information

Item 1.  Financial Statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                 September 30,     December 31,
                                                     1998             1997
                                                 (Unaudited)
                                                --------------     -------------
Assets

Current asset
  Cash and cash equivalents                    $        9,412    $       21,854
  Investment in marketable securities                   3,092                 -
 Accounts receivable                                    6,503             2,257
  Prepaid expenses and other current assets             2,333             1,441
  Deferred income taxes                                   523               469
  Prepaid income taxes                                    472             3,003
                                               --------------    ---------------

Total current assets                                   22,335            29,024
                                               --------------    ---------------

Property, plant and equipment, at cost
  Land and improvements                                26,629            24,643
  Building and improvements                            66,848            56,298
  Furniture, fixtures and equipment                    16,548            13,847
  Transportation equipment                                479               490
  Leasehold improvements                                9,567             6,778
  Leased equipment under capitalized lease                824               824
  Construction in progress                                532            11,288
                                               --------------    ---------------


                                                      121,427           114,168
Less accumulated depreciation and
   amortization                                        14,485            11,007
                                               --------------    ---------------

Net property, plant and equipment                     106,942           103,161
                                               --------------    ---------------

Other assets
 Excess of cost over fair market value of
      net assets acquired(net of accumulated
      amortization of $1,848 and $1,389,
      respectively)                                    22,596            23,055
 Deferred financing costs                               2,477             3,014
 Miscellaneous                                          1,036               624
                                               --------------    ---------------

Total other assets                                     26,109            26,693
                                               --------------    ---------------
                                               $      155,386   $       158,878
                                               ==============    ===============

           See accompanying notes to consolidated financial statement

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                September 30,       December 31,
                                                    1998                1997
                                                (Unaudited)
                                              ----------------------------------
Liabilities and Shareholders' Equity
Current liabilities
     Current maturities of long-term debt
      and capital lease obligations             $       175        $        204
     Accounts payable                                 9,395               7,405
     Purses due horsemen                                757                   -
     Uncashed pari-mutuel tickets                     1,342               1,504
     Accrued interest                                 2,156                 326
     Accrued expenses                                   886               2,427
     Accrued salaries & wages                           993                 813
     Customer deposits                                  681                 470
     Taxes, other than income taxes                     921                 649
                                                ------------       -------------

Total current liabilities                            17,306              13,798
                                                ------------       -------------

Long term liabilities
     Long-term debt and capital lease
      obligations
     net of current maturities                       69,105              80,132
     Deferred income taxes                           11,410              11,092
                                                ------------       -------------

Total long-term liabilities
                                                     80,515              91,224
                                                ------------       -------------

Commitments and contingencies

Shareholders' equity
Preferred stock, $.01 par value authorized
  1,000,000 shares; None issued                           -                   -
Common  stock,$.01 par value,  authorized
  20,000,000  shares,  15,160,330  less
  treasury stock 424,700 and 15,152,580
  issued respectively                                   152                 152
Additional paid in capital                           38,012              37,969
Treasury Stock, 424,700 shares at cost               (2,379)                  -
Retained earnings                                    21,780              15,735
                                                ------------       -------------
Total Shareholders' equity                           57,565              53,856
                                                ------------       -------------

                                                $   155,386        $    158,878
                                                ============       =============

           See accompanying notes to consolidated financial statement

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                           1998          1997
                                                       -------------------------
Revenue
    Pari-mutuel revenues
      Live races                                       $     20,962  $   18,234
      Import simulcasting                                    50,994      46,766
      Export simulcasting                                     4,403       5,701
   Gaming Revenue                                            26,995         909
   Admissions, programs and other racing revenue              4,558       4,388
   Concession revenues                                        7,102       5,570
                                                       ------------  -----------

Total revenues                                              115,014      81,568

Operating expenses
 Purses, stakes, and trophies                                21,821      16,550
 Direct salaries, payroll taxes and employee benefits        14,265      12,034
  Simulcast expenses                                         10,479       9,836
  Pari-mutuel taxes                                           7,013       6,917
  Lottery taxes and administration                           10,613         298
  Other direct meeting expenses                              17,823      12,878
  Off-track wagering concession expenses                      5,646       4,283
  Other operating expenses                                    7,879       5,475
  Site development and restructuring expense                      -         599
  Depreciation and Amortization                               4,292       2,828
                                                       ------------  -----------

Total operating expenses                                     99,831      71,698
                                                       ------------  -----------

Income from operations                                       15,183       9,870
                                                       ------------  -----------

Other income (expenses)
   Interest (expense)                                        (6,326)     (2,652)
   Interest income                                              627         296
   Other (including $140,000 of unrealized
          investment gain)                                      110          17
                                                       ------------  -----------

Total other (expenses)                                       (5,589)     (2,339)

Income before income taxes and
     extraordinary item                                       9,594       7,531

Taxes on income                                               3,549       3,093
                                                       ------------  -----------

           See accompanying notes to consolidated financial statements
                                       6

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         1998         1997
                                                  ------------------------------

Income before extraordinary item                          6,045          4,438


Extraordinary Item
 Loss of early extinguishment of debt,
 net of income taxes of $264                                 -             383
                                                  --------------   -------------
Net income                                        $       6,045    $     4,055
                                                  ==============   =============

Per share data
Basic
 Income before extraordinary item                 $        0.40    $      0.29
 Extraordinary item                                           -           0.03
                                                  --------------   -------------

 Net income                                       $        0.40    $      0.26
                                                  ==============   =============

Diluted
 Income before extraordinary item                 $        0.39    $      0.29
 Extraordinary item                                        0.03              -
 Net income                                       $        0.39    $      0.26
                                                  ==============   =============
Weighted average shares outstanding
 Basic                                                   15,108         14,851
 Diluted                                                 15,463         15,444









           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended
                                                             September 30,
                                                       1998              1997
                                                  -----------------------------
Revenue
    Pari-mutuel revenues
      Live races                                  $   8,034        $     6,837
      Import simulcasting                            16,881             15,428
      Export simulcasting                             1,576              2,306
  Gaming Revenue                                     10,835                909
  Admissions, programs and other racing revenue       1,573              1,564
  Concession revenues                                 2,675              2,120
                                                  -----------      -------------

Total revenues                                       41,574             29,164
                                                  -----------      -------------

Operating expenses
  Purses, stakes, and trophies                        7,875              6,232
  Direct salaries, payroll taxes and
  employee benefits                                   5,002              4,614
  Simulcast expenses                                  3,583              3,955
  Pari-mutuel taxes                                   3,328              2,498
  Lottery taxes and administration                    3,407                298
  Other direct meeting expenses                       6,260              4,379
  Off-track wagering concession expenses              2,193              1,643
  Other operating expenses                            2,855              2,194
  Site development and restructuring expense              -                599
  Depreciation and Amortization                       1,451                674
                                                  -----------      -------------

Total operating expenses                             35,954             27,086
                                                  -----------      -------------

Income from operations                                5,620              2,078
                                                  -----------      -------------

Other income (expenses)
  Interest (expense)                                 (2,082)              (977)
  Interest income                                       176                138
  Other (including $140,000 of unrealized
         investment gain)                               110                 21
                                                  -----------      -------------

Total other (expenses)                               (1,796)              (818)
                                                  -----------      -------------

Income before income taxes                            3,824              1,260

Taxes on income                                       1,451                542
                                                  -----------      -------------
Net income                                        $   2,373        $       718
                                                  ===========      =============

          See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended
                                                      September 30,
                                              1998                    1997
                                       ----------------------------------------
Per share data
Basic
 Net income                            $       0.16            $        0.05
                                       =============           =============
                                       -------------           -------------

Diluted
 Net income                            $       0.16            $        0.05
                                       =============           =============
                                       -------------           -------------

Weighted average shares outstanding
 Basic                                       15,021                   15,127
 Diluted                                     15,279                   15,715






           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)

                                   Additional
                       Common Stock     Paid-In    Treasury    Retained
                     Shares    Amounts  Capital    Stock       Earnings     Total

Balance,
January 1, 1998   15,152,580   $  152   $  37,969   $      -    $  15,735   $ 53,856

Issuance of
common stock           7,750        -          43          -            -         43

Purchase of
treasury stock      (424,700)       -           -     (2,379)           -     (2,379)

Net income for
the nine months
ended September
30, 1998                   -        -           -          -        6,045      6,045
                 -------------------------------------------------------------------

Balance,
September
30, 1998          14,735,630  $  152   $  38,012    $ (2,379)   $  21,780   $ 57,565
                 ===================================================================

           See accompanying notes to consolidated financial statements
                                       10

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                            1998        1997
                                                         ---------   ----------
Cash flows from operating activities
  Net income                                         $     6,045    $  4,055

  Adjustments to reconcile net income to net cash
  provided by operating activities
        Depreciation and amortization                      4,292       2,701
        Extraordinary item, loss on early
        extinguishment of debt, before income tax
        benefit                                                -         642
  Deferred income taxes                                      264         204
  Decrease (Increase) in
       Accounts receivable                                (4,246)      1,133
       Investment in marketable securities                (3,092)          -
       Prepaid expenses and other current assets            (892)     (1,305)
       Prepaid income taxes                                2,531           -
       Miscellaneous other assets                           (412)       (166)
  Increase (decrease) in
       Accounts payable                                    1,990       3,652
       Purses due horsemen                                   757        (834)
       Uncashed pari-mutuel tickets                         (162)       (134)
       Accrued expenses                                   (1,541)        190
       Accrued interest                                    1,830           -
       Accrued salaries & wages                              180           -
       Customers deposits                                    211         242
       Taxes other than income taxes payable                 272         156
       Income taxes payble                                     -         636
                                                     -----------    ---------
Net cash provided by operating activities                  8,027      11,172
                                                     -----------    ---------

Cash flows from investing activities
  Expenditures for property, plant and
      equipment                                           (7,320)    (26,392)
  Acquisition of business
     (Primarily property and equipment)                        -     (16,000)
  Prepaid acquisition costs                                    -        (310)
                                                     ------------   ---------

Net cash (used in) investing activities                   (7,320)    (42,702)
                                                     ------------   ---------


                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                    1998              1997
Cash flows from financing activities
   Proceeds from sale of common stock          $        43          $    23,145
   Purchase of treasury stock                       (2,379)                   -
   Tax benefit related to stock option
     exercised                                           -                  573
   Proceeds from long term debt                          -               25,667
   Principal payments on long-term debt
   and capital lease obligations                   (11,056)             (19,324)
   Increase (decrease)in unamortized financing
   cost                                                243                 (214)
                                                -----------          -----------

Net cash provided by (used) in financing
   activities                                      (13,149)              29,847
                                                -----------          -----------

Net (decrease) in cash                             (12,442)              (1,683)
Cash, at beginning of period                        21,854                5,634
                                                -----------          -----------

Cash, at end of period                         $     9,412          $     3,951
                                               ============         ============















           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        Basis of Financial Statement Presentation

                  The accompanying consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc.,
         (Penn) and its wholly and majority owned subsidiaries, (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

                  In the opinion of management, all adjustments (consisting of normal recurring accruals) which have been made are necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations for the nine and three month periods ended September 30, 1998 and 1997. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 1998.

2.        Wagering Information (in thousands)

                                      Three months ended September 30, 1998

                                   Penn         Pocono      Charles
                                   National     Downs       Town       Total

Pari-mutuel wagering in-state
  on company live races            $   21,351   $  7,806    $  7,068  $  36,225
                                   ---------------------------------------------
Pari-mutuel wagering on
  simulcasting:

  Import simulcasting from other
  racetracks                           41,738     34,022      12,129     87,889

  Export simulcasting to out of
  Pennsylvania wagering facilities     43,999      9,084           -     53,083
                                   ---------------------------------------------

                                       85,737     43,106      12,129    140,972
                                   ---------------------------------------------

Total pari-mutuel wagering         $  107,088   $ 50,912   $  19,197  $ 177,197
                                   =============================================




                                      Three months ended September 30, 1997


                                  Penn        Pocono     Charles
                                  National    Downs      Town         Total

Pari-mutuel wagering in-state
 on company live races            $   22,142    $  9,520   $  6,852   $ 38,514
                                  ----------------------------------------------

Pari-mutuel wagering on
 simulcasting:

 Import simulcasting from other
 racetracks                           39,014      29,710      7,630     76,354

 Export simulcasting to out of
 Pennsylvania wagering facilities     37,026      10,133          -     47,159
                                  ----------------------------------------------

                                      76,040      39,843      7,630    123,513

                                  ----------------------------------------------

Total pari-mutuel wagering        $   98,182    $ 49,363   $ 14,482   $162,027
                                  ==============================================


                                    Nine months ended September 30, 1998

                                   Penn       Pocono       Charles
                                   National   Downs        Town        Total

Pari-mutuel wagering in-state
 on company live races            $  62,566   $   16,131   $  16,710   $ 95,407
                                   --------------------------------------------

Pari-mutuel wagering on
 simulcasting:

 Import simulcasting from other
 racetracks                         129,132      101,340      34,159    264,631

 Export simulcasting to out of
 Pennsylvania wagering facilities   130,583       16,846           -    147,429
                                   --------------------------------------------

                                    259,715      118,186      34,159    412,060
                                   --------------------------------------------

Total pari-mutuel wagering        $ 322,281   $  134,317   $  50,869   $507,467
                                  =============================================



                                      Nine months ended September 30, 1997

                                   Penn       Pocono      Charles
                                   National   Downs       Town        Total
Pari-mutuel wagering in-state
 on company live races             $  69,716  $  18,763   $ 11,492    $ 99,971
                                   -------------------------------------------
Pari-mutuel wagering on
 simulcasting:

 Import simulcasting from other
 racetracks                          124,857     89,220     14,275     228,352

 Export simulcasting to out of
 Pennsylvania wagering
 facilities                          113,387     18,960          -     132,347
                                   -------------------------------------------

                                     238,244    108,180     14,275     360,699
                                   -------------------------------------------

Total pari-mutuel wagering         $ 307,960  $ 126,943   $ 25,767    $460,670
                                   ===========================================




3.        Commitments

                  At September 30, 1998, the Company was contingently obligated under letters of credit with principal amounts aggregating $2,041,000. This amount consists of $1,786,000 for the horsemen's account balances, $100,000 for Pennsylvania pari-mutuel taxes and $155,000 for purses.


4.        Supplemental Disclosures of Cash Flow Information

                  Cash paid during the nine months ended September 30, 1998 and 1997 for interest was $4,496,000 and $3,010,000 respectively.

                  Cash paid during the nine months ended September 30, 1998 and 1997 for income taxes was $2,646,000 and $2,741,000, respectively.

5.        Potential Tennessee Development Project

                  In June 1997, the Company acquired twelve one-month options to purchase approximately 100 acres of land in Memphis, Tennessee. Since such time, the Company, through its subsidiary, Tennessee Downs, Inc. ("Tennessee Downs"), has pursued the development of a harness track and simulcast facility on this option site, which is located in the northeastern section of Memphis (The "Tennessee Development Project"). The Company submitted an application to the Tennessee State Racing Commission (the "Tennessee Commission") in October 1997 for an initial license for the development and operation of a harness track and OTW facility at this site. A land use plan for the construction of a 5/8 -mile harness track, clubhouse and grandstand area were approved in October 1997 by the Land Use Hearing Board for the City of Memphis and County of Shelby. Tennessee Downs was determined to be financially suitable by the Tennessee Commission and a public comment hearing before the Tennessee Commission was held in November 1997. In December 1997, the Company received the necessary zoning and land development approvals from the Memphis City Council.

                  In April 1998, the Tennessee Commission granted a license to the Company, which would expire on the earlier of (I) December 31, 2000 or (ii)the expiration of Tennessee Racing Commission's term on June 30, 1998, if such term is not extended by the Tennessee. On May 1, 1998, the Tennessee State Legislature voted against extending the life of the Tennessee Commission, allowing the Tennessee Commission's term to expire on June 30, 1998. The Tennessee Commission held a meeting on May 29, 1998 at which it rejected the Company's request: (I) to grant the Company an extension-time frame for the effectiveness of its racing license; (ii) for racing days for the periods ending December 31, 2000; and (iii) to operate a temporary simulcast facility. On July 28, 1998, the Company filed for a preliminary injunction and a declaratory ruling on the legal status of racing in Memphis with the Chancery Court in Shelby County. A full hearing was held before Judge Peete of Shelby County on September 17, 1998. As of November 13, 1998, the Company had not received an opinion from Judge Peete. The Company intends to continue its efforts to obtain a racing license that does not hinge on the existence of a racing commission.There can be no assurance that the Company's efforts to obtain a racing license will be successful.

6.        Subsidiary Guarantors

                  Summarized financial information as of September 30, 1998 and for three and nine months ended September 30, 1998 for Penn National Gaming, Inc. ("Parent"), the Subsidiary Guarantors and Subsidiary Nonguarantors is as follows:

                                           September 30, 1998

                      Parent      Subsidiary  Subsidiary
                      Company     Guarantors  Nonguarantors   Eliminations   Consolidated
Current assets        $  6,872    $  9,881    $  5,289        $     293      $   22,335
Net property               703      62,666      43,572                1         106,942
Other assets           103,872     152,925       1,655         (232,343)         26,109
                      ---------   ----------  -------------   -------------  -------------

Total                  111,447     225,472      50,516         (232,049)        155,386
                      ---------   ----------  -------------   -------------  -------------

Current liabilities      1,893      16,986       7,311           (8,884)         17,306
Long-term liabilities   72,084      78,895      47,661         (118,125)         80,515
Shareholders' equity    37,470     129,591      (4,456)        (105,040)         57,565
                      ---------   ----------  -------------   -------------  -------------
Total                 $111,447    $225,472    $ 50,516        $(232,049)     $  155,386
                      ---------   ----------  -------------   -------------  -------------


                                     Three months ended September 30, 1998
Total revenues       $   2,690   $  21,830    $ 16,353        $    701       $  41,574

Total operating
expenses                 1,258      19,726      14,269             701          35,954
                     ---------   -----------  -------------   -------------  -------------
Income from
operations               1,432       2,104       2,084               -           5,620
Other income (expenses) (1,316)        719      (1,199)              -          (1,796)
                     ---------   -----------  -------------   -------------  -------------
Income before income
 taxes                     116       2,823         885               -           3,824
Taxes on income             28       1,423           -               -           1,451
                     =========   ===========  =============   =============  =============
Net income           $      88   $   1,400    $    885        $      -       $   2,373
                     =========   ===========  =============   =============  =============



                                          Nine months ended September 30, 1998

Total revenues    $     7,865    $  64,253    $ 41,050        $   1,846      $ 115,014

Total operating
 expenses               3,189       57,724      37,072            1,846         99,831
                  -----------    ----------   ----------      -----------    -----------
Income from
 operations             4,676        6,529       3,978                -         15,183
Other income
 (expenses)            (4,094)       2,064      (3,559)               -         (5,589)
                  -----------    -----------  ----------      -----------    -----------
Income before
 income taxes             582        8,593         419                -          9,594

Taxes on income            55        3,494           -                -          3,549
                  -----------    -----------  ----------      -----------    -----------

Net income        $       527    $   5,099    $    419        $       -      $   6,045
                  ===========    ===========  ==========      ===========    ===========





                  Summarized financial information as of September 30, 1997 and for the three and nine months ended September 30, 1997, have not been presented. Separate financial statements of the Subsidiary Guarantors and Subsidiary Nonguarantors are not presented because management does not believe such statements are material to investors.



7.        Year 2000 Compliance
               The "Year 2000 Issue" is typically the result of software and hardware being writtem using two digits rather than four to define the applicable year. If the Company's software and hardware with date-sensitive functions are not Year 2000 compliant, these systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, interruptions in pari-mutuel wagering or the inability to operate the Company's video lottery machines.

               The Company is currently conducting a review of all systems and contacting all software suppliers to determine major areas of exposure to Year 2000 issues. The Company believes that, with minor modifications and testing of its systems, the Year 2000 issue will not pose a significant operations problem. The Compnay is using its internal resources to reprogram or replace and test its software for Year 2000 modificaitons. If the Company is unable to make the required modifications to existing software or convert to new software in a timely manner, the Year 2000 Issue could have a material adverse impact on the Company's operations.

               The   Company   has   initiated   formal    communication    with
         significant suppliers and third party vendors to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 hardware and software issues. Most of these parties state that they intend to be Year 2000 compliant by 2000. In the event that any of the Company's significant suppliers are unable to become Year 2000 compliant, the Company's business or operations could be adversely affected. There can be no assurance that the systems of other companies on which the Company relies will be compliant by the year 2000 and would not have an adverse effect on operations.

               The Company does not expect the total cost associated with required modifications to become Year 2000 compliant to be material to its financial position.

               The  Company  has  not  yet  fully   developed  a   comprehensive
         contingency plan addressing situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Contingency plan development is in process and the Company expects to finalize its plan during the remainder of 1998. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000.

8.        Johnstown OTW Facility

                  On July 7, 1998, the Company entered into an agreement with Ladbroke Racing Management-Pennsylvania (Ladbroke) to purchase their Johnstown, Pennsylvania OTW facility. The agreement provides for a purchase price of $1,225,000 for the assignment of the facility lease and the sale of assets and is subject to numerous contingencies, including approval by the Pennsylvania State Horse Racing Commission. Approval for the sale and transfer of the Johnstown OTW was received from the State Harness Racing Commission on August 14, 1998 and the State Horse Racing Commission on August 20, 1998. Under the terms of the agreements, the Company will sub-lease the facility from Ladbroke and operate the facility from September 1, 1998, the effective date of the agreement, through January 4, 1999, the closing date of the agreement, for $12,500 per month, at which time the Company will assume full rights and ownership in the facility. The Johnstown facility will replace the Company's proposed Altoona, Pennsylvania OTW facility.


9.        Treasury Stock

                  From August 21, 1998 to September 10, 1998, the Company purchased 424,700 shares of its commonstock in public market trading. The total cost of these transactions were $2,378,465 or $5.60 per share average price.


10.       10 5/8% Senior Notes

                  On September 3, 1998, the Company repurchased $11,000,000 of 10 5/8% Senior Notes due 2004 at 97.25% in the principal amount
         ($10,697,500) plus accrual interest of $253,229 in public market trading. In conjunction with the repurchase of the Notes, the Company recorded a write-off of $337,719 for deferred finance fees associated with this portion of the long-term debt and the recognition of discounts income of $302,500.


11.       Investment in Marketable Securities

                  During the period July 20, 1998 to October 9, 1998, the Company purchased 1,400,000 shares of Casino Magic Corp. stock on the open market at prices ranging from $2.11 to $2.17 per share. Prior to the purchase of Casino Magic stock by the company, Casino Magic and Hollywood Park Inc. shareholders had approved the purchase of Casino Magic by Hollywood Park for $2.27 per share. The purchase was completed on October 20, 1998 and the Company received $3,178,000 for its shares on that date. At September 30, 1998, the Company recorded an unrealized gain on investment in marketable securities of $140,000 to account for this transaction.

12.      East Stroudsburg Lease

                  On July 14, 1998, the Company entered into a lease agreement for an OTW facility in East Stroudsburg. The lease is for approximately 14,000 square feet at the Eagle's Glen Shopping Plaza located in East Stroudsburg, Pennsylvania. The initial term of the lease is for ten years with two additional five-year renewal options available. The agreement is subject to numerous contingencies, including approval by the Pennsylvania State Harness Racing Commission. On November 6, 1998, the Company submitted its application for such approval. If approved by the Racing Commission, the Company expects to have the facility constructed and operational by the end of 1999.


13.      Subsequent Events

                  On October 30, 1998, the Company entered into a joint venture agreement with Greenwood New Jersey, Inc. (GNJI), which has a definitive agreement to purchase Freehold Raceway and secure a long-term lease on Garden State Park, the principal racetrack assets of International Thoroughbred Breeders, Inc. (ITB) for $45 million and an additional $12.5 million contingent upon the expansion of these facilities. GNJI is a wholly-owned subsidiary of Greenwood Racing, Inc., the owner of Philadelphia Park Racetrack. Pursuant to the joint venture, Penn National will acquire a 50% interest in the New Jersey entity, which is purchasing the ITB assets. GNJI has provided notice to the Board of Directors of ITB that it has entered into the joint venture agreement with Penn National. Under the terms of the joint venture agreement, Penn National and GNJI will acquire certain assets of ITB for up to $57.5 million in cash and notes. Penn National intends to fund its portion of the cash payment from cash on hand and available bank lines. The joint venture parties will operate Garden State Park under a lease from ITB, and will share equally in the income and losses derived from Garden State Park and Freehold Raceway. GNJI and Penn National will apply for licensing from the New Jersey Racing Commission and seek other regulatory approvals and they intend to close on the transaction immediately upon securing such approvals.

                  On  November  3, 1998 New Jersey  voters  passed a  Referendum
         granting  the  State  Legislature   decision-making  power  to  approve
         off-track wagering (OTW) and telephone wagering.

Item 2. Management's Discussion and Analysis of Financial and Results of Operations

          Three months ended September 30, 1998 compared to three months ended September 30, 1997

         Total revenue increased by approximately $12.4 million or 42.6% from $29.2 million for the three months ended September 30, 1997 to $41.6 million for the three months ended September 30, 1998. The majority of the gain was attributable to a 230.4% or $11.4 million revenue increase at the Charles Town Races facility which began video lottery machines operations on September 10, 1997. Revenues at Penn National Race Course and its OTW facilities increased by approximately $400,000 due to an 18.4% increase in export simulcast wagering on Penn National races and the addition of the Johnstown OTW facility on September 1, 1998. Revenues at Pocono Downs and its OTW facilities increased by approximately $600,000. The net increase was due to a full quarter of operations for the new facilities at Hazleton and Carbondale ($1.5 million) offset a decrease in revenue at the Wilkes-Barre racetrack ($.9million) due to the opening of the two new OTW facilities.

         Total operating expenses increased by $8.9 million or 32.7% from $27.1 million for the three months ended September 30, 1997 to $36.0 million for the three months ended September 30, 1998. Charles Town Races accounted for $8.7 million of the increase due primarily to the video lottery operation and the operation of the racing simulcast center. Penn National Race Course and its OTW facilities had a net decrease in operating expenses of approximately $100,000 due to an increase in expenses from the addition of the Johnstown OTW facility ($171,000) that was offset by a decrease in expenses at the other facilities. ($271,000)Pocono Downs and its OTW facilities had an increase in expenses due to a full quarter of operations for the new facilities at Hazleton and Carbondale ($1.2 million) that was offset by a decrease in expenses at the Wilkes-Barre racetrack ($1.1 million) due to decreased revenue. Depreciation and amortization increased by $776,000 or 115.1% from $674,000 for the three months ended September 30, 1997 to $1,450,000 for the three months ended September 30, 1998. The increase was due primarily to depreciation associated with new facilities for Charles Town Gaming (September 1997), Charles Town Simulcast Facility (January 1998), Hazleton OTW (March 1998) and Carbondale OTW (March 1998). Site development expenses for the three months ended September 30, 1997 consisted of a non-recurring pre-tax charge of $599,000 associated with the Company's failure to obtain approval for the Downingtown OTW and discontinued site development efforts in Indiana.

         Other expenses increased by 1.0 million from $.8 million in net interest expense for the three months ended September 30, 1997 to $1.8 million in net interest expense for the three months ended September 30, 1998 (primarily due to the 10 5/8% Senior Notes issued during December 1997).

         Income tax expense increased approximately $910,000 or 167.9% from $542,000 for the three months ended September 30, 1997 to $1,452,000 for the three months ended September 30, 1998 due to the increase in net income for the period.

         Net income increased approximately $1.7 or 242.9% from $.7 million for the three months ended September 30, 1997 to $2.4 million for the three months ended September 30, 1998 due to the factors described above.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

         Total revenue increased by approximately $33.4 million or 41.0% from $81.6 million for the nine months ended September 30, 1997 to $115.0 million for the nine months ended September 30, 1998. Charles Town Races, which was purchased in January of 1997 and began racing operations on April 30, 1997 and video lottery machines operations on September 10, 1997, accounted for $33.2 million of the increase. Revenues at Penn National Race Course and its OTW facilities decreased by approximately $.7 million due to a decrease in revenues at its Chambersburg OTW ($.6 million) resulting from the opening of the Charles Town Facility and at the Reading OTW ($.2 million) due to competition in the Reading area. Revenue increased at the Williamsport OTW ($.2 million)due to a full period of operations in 1998 compared to eight months in 1997 and at the Johnstown OTW that opened September 1, 1998. Revenues at Pocono Downs and its OTW facilities resulted in a net increase of approximately $.8 million primarily due to the opening of new facilities in Hazleton and Carbondale ($3.3 million). Revenue decreased at Allentown OTW ($.4 million) and Erie OTW ($.3 million) due to a decrease in wagering at the Wilkes-Barre racetrack ($1.8 million) due to the proximity of the two new OTW facilities.

         Total operating expenses increased by $28.1 million or 39.2% from $71.7 million for the nine months ended September 30, 1997 to $99.8 million for the nine months ended September 30, 1998. Charles Town Races accounted for $27.4 million of the increase due primarily to the video lottery operation and the opening of the racing simulcast center. Penn National Race Course and its OTW facilities had a decrease in operating expenses of approximately $1.2 million due to the decrease in revenues. Pocono Downs and its OTW facilities had an increase of approximately $225,000 in expenses due to six months of operations at Hazleton and Carbondale ($2.6 million) offset by decreases at its other facilities ($2.4 million) due to decreased revenue. Corporate expenses increased by $325,000 due to the hiring of additional staff for OTW facility management and human resource management and the leasing of additional office space. Depreciation and amortization increased by $1.8 million or 72.0% from $2.5 million for the nine months ended September 30, 1997 to $4.3 million for the nine months ended September 30, 1998. The increase was due primarily to depreciation associated with new facilities for Charles Town Gaming (September
1997), Charles Town Simulcast Facility (January 1998), Hazleton OTW (March 1998) and Carbondale OTW (March 1998). Site development expenses for the nine months ended September 30, 1997 consisted of a non-recurring pre-tax charge of $599,000 associated with the Company's failure to obtain approval for the Downingtown OTW and discontinued site development efforts in Indiana.

         Other expenses increased by $3.3 million from $2.3 million in net interest expense for the nine months ended September 30, 1997 to $5.6 million in net interest expense.consisted of for the nine months ended September 30, 1998 (primarily due to the 10 5/8% Senior Notes issued December 1997).

         Income tax expense increased approximately $456,000 or 14.7% from $3.1 million for the nine months ended September 30, 1997 to $3.5 for the nine months ended September 30, 1998 due to the increase in net income for the period.

         The extraordinary item in 1997 consisted of a loss on the early extinquishment of debt in the amount of $383,000 net of income taxes. The Company used approximately $19 million of the $23 million in proceeds from the February 1997 equity offering to reduce long-term debt, resulting in a write-off of $647,000 for fees associated with the early extinquishment of debt.

         Net income increased approximately $2.0 million or 49.2% from $4.0 million for the nine months ended September 30, 1997 to $6.0 million for the nine months ended September 30, 1998 due to the factors described above.

Liquidity and Capital Resources

         Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds form issuance of equity securities.

         Net cash provided from operating activities for the nine months ended September 30, 1998 ($8.0 million), consisted of net income and non-cash expenses ($10.3 million), an increase in investment in marketable securities ($3.1 million) for 1,4000,000 shares of Casino Magic common stock, a decrease in prepared income taxes ($2.5 million), an increase in accounts receivable ($4.2 million) from other racetracks primarily due to totalisator settlement delays, an increase in accounts payable ($2.0 million), and a decrease in other changes in working capital ($.5 million).

         Cash flows used in investing activities ($7.3 million) consisted of renovations and refurbishment of the Charles Town facility and race track surface ($1.1 million), completion of the Hazleton and Carbondale facilities ($3.2 million), the purchase of the Johnstown OTW facility ($1.3 million), and ($1.7 million) in capital expenditures at the other facilities.

         Cash flows from financing activities ($13.1 million) consisted of the purchase of 424,700 shares of the Company's common stock ($2.4 million) and the repurchase of $11 million of 10 5/8% Senior Notes at 97.25% of the principal amount ($10.7 million).

         The Company is subject to possible liabilities arising from the environmental condition at the landfill adjacent to Pocono Downs. Specifically, the Company may incur expenses in connection with this landfill in the future. Such expenses may not be reimbursed by the four municipalities that are parties to the settlement agreement. The Company is unable to estimate the amount, if any, that it may be required to expend.

         During the fourth quarter of 1998, the Company anticipates capital expenditures of approximately $1.9 million. For the existing racetracks and OTW facilities at Penn National Race Course and Pocono Downs, the Company plans to spend an additional $500,000 and $400,000 respectively, on building improvements and equipment. The Company anticipates expending approximately $1.0 million on the refurbishment of the Charles Town Entertainment Complex (excluding the cost of Gaming Machines). If approval of the Tennessee license beyond September 30, 1998 is ultimately received, the Company anticipates expending $9.0 million to complete the first phase of the project.

         The Company entered into a credit facility in December 1997 (the "Credit Facility") with Bankers Trust Company, as agent. The Credit Facility provides for, subject to certain terms and conditions, a $12.0 million revolving credit facility and has a five-year term from its closing. The Credit Facility, under certain circumstances, requires the Company to make mandatory prepayments and commitment reductions and to comply with certain covenants, including financial ratios and maintenance tests. In addition, the Company may make optional prepayments and commitment reductions pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility will accrue interest, at the option of the Company, at either a base rate plus an applicable margin of up to 2.0% or a eurodollar rate plus an applicable margin of up to 3.0%. The Credit Facility contains certain covenants that, among additional indebtedness, incur guarantee obligations, repay indebtedness, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. The Credit Facility is secured by the assets of the Company and certain financial ratios and maintenance tests.

         On September 30, 1998, the Company was in compliance with all applicable ratios. As of November 13, 1998, the Company had not drawn any portion of the Credit Facility (although a $2.0 million letter of credit was issued against such Credit Facility) and had adequate capital resources even without consideration of the Credit Facility.

         A portion of the net proceeds of the offering of the 10 5/8% Senior Notes was used to repay amount outstanding immediately prior to the offering under a preexisting, credit facility. The Company currently estimates that proceeds from the offering, cash generated from operations and available borrowings under the Credit Facility will be sufficient to finance its current operations, planned capital expenditure requirements and the costs associated with the Tennessee development project. The Company intends to fund its portion of the joint venture agreement with Greenwood New Jersey, Inc. (up to $28.75 million) from cash on hand, available credit lines and seller financing. There can be no assurance, however, that the Company will not be required to seek additional capital through public or private financing, including equity financing, in addition to that available from the foregoing sources. There can be no assurance that adequate funding will be available as needed or, if available, on terms acceptable to the Company.

Item 3.  Changes in Information about Market Risk

         All of the Company's debt obligations at September 30, 1998, were fixed rate obligations and Management, therefore, does not believe that the Company has any material market risk from its debt obligations.

Part II.  Other Information

Item 1.  Legal Proceedings

         In December 1997, Amtote International, Inc. ("Amtote"), filed an action against the Company and the Charles Town Joint Venture in the United States District Court for the Northern District of West Virginia. In its complaint, Amtote (I) states that the Company and the Charles Town Joint Venture allegedly breached certain contracts with Amtote and its affiliates when it entered into a wagering services contract with a third party (the "Third Party Wagering Services Contract"), and not with Amtote, effective January 1, 1998,
(ii) sought preliminary and injunctive relief through a temporary restraining order seeking to prevent the Charles Town Joint Venture from (a) entering into a wagering services contract with a party other than Amtote and (b) having a third party provide such wagering services, (iii) seeks declaratory relief that certain contracts allegedly bind the Charles Town Joint Venture to retain Amtote for wagering services through September 2004, and (iv) seeks unspecified compensatory damages, legal fees and costs associated with the action and other legal and equitable relief as the Court deems just and appropriate. On December 24, 1997, a temporary restraining order was issued, which prescribes performance under the Third Party Wagering Contract. On January 14, 1998, a hearing was held to rule on whether a preliminary injunction should be issued or whether the temporary restraining order should be lifted. On February 20, 1998, the temporary restraining order was lifted by the court, and the Company terminated the Amtote Agreement and proceeded under the Third Party Wagering Services Contract. Amtote is continuing its litigation against the Company for monetary damages. The Company believes that this action and any resolution thereof, will not have any material adverse impact upon its financial condition, results, or the operations of either the Charles Town Joint Venture of the Company.



Item 6.  Exhibits and Reports on Form 8-K
         (A) Exhibits

              10.78 Lease agreement dated July 14, 1998 between Penn National Gaming, Inc. and Eagle Valley Realty.

              10.79 Joint Venture Agreement dated October 30, 1998 between Penn National Gaming, Inc. and
                           Greenwood New Jersey, Inc.

              10.80 Amendment dated November 2, 1998 to Joint Venture Agreement between Penn National Gaming, Inc.
                           and Greenwood New Jersey, Inc.


         (B) Reports on Form 8-K
               None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Penn National Gaming, Inc.

November 13, 1998                   By: /S/ Robert S. Ippolito
-----------------------
Date                                    Robert S. Ippolito,
                                        Chief Financial Officer &
                                        Treasurer/Secretary

                                  EXHIBIT INDEX


Exhibit Nos.                       Description of Exhibits             Page No.

                                   Lease agreement                       28-54
                                   between Penn National Gaming,
                                   Inc. and Eagle Valley Realty
                                   dated July 14, 1998



                                   Joint Venture agreement dated         55-56
                                   October 30, 1998 between Penn
                                   National Gaming, Inc. and Greenwood
                                   New Jersey, Inc.


                                   Amendment dated November 2, 1998         57
                                   To joint venture agreement between
                                   Penn National Gaming, Inc. and
                                   Greenwood New Jersey, Inc.