Form 10-K
period 1998-12-31
PENN NATIONAL GAMING INC
filed 1999-04-01
CIK 921738

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-24206

                           PENN NATIONAL GAMING, INC.
             (Exact name of registrant as specified in its charter)

                                                          Wyomissing Professional Center
                                                          825 Berkshire Blvd., Suite 200
        PENNSYLVANIA                  23-2234473          Wyomissing, Pennsylvania                    19610
(State or other jurisdiction of    (I.R.S. Employer       (Address of principal executive offices)    (Zip Code)
incorporation or organization)     Identification No.)

         Registrant's telephone number, including area code 610-373-2400

Securities  registered pursuant to Section 12(b) of the Act:

Securities  registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                      Common stock par value .01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

 Aggregate market value of the voting common stock held by nonaffiliates of the Registrant as of March 19, 1999 was approximately $106,073,740.

Number of Shares of Common Stock outstanding as of March 19, 1999 - 14,757,059

Documents Incorporated by Reference

Registrants Definitive Proxy Statement with respect to annual meeting of Shareholders to be held on May 5, 1999.

THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT LOCATED ELSEWHERE HEREIN REGARDING THE COMPANY'S OPERATIONS, FINANCIAL POSITION AND BUSINESS STRATEGY, MAY CONSTITUTE FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE AT THIS TIME, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER
MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIOUNARY STATEMENTS") ARE DISCLOSED IN THIS REPORT AND IN OTHER MATERIALS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

References to "Penn National Gaming" or the "Company" include
Penn National Gaming, Inc. and its subsidiaries.

                                     PART 1

ITEM 1                     BUSINESS

GENERAL

     The Company, which began operations in 1972, is a diversified gaming and pari-mutuel wagering company that owns and operates two racetracks and ten off-track wagering facilities ("OTWs") in Pennsylvania, and the Charles Town Joint Venture which is an entertainment complex that includes a thoroughbred racetrack and gaming machines in Charles Town, West Virginia (89% owned). The Company's Pennsylvania racetracks include Penn National Race Course, located outside Harrisburg, one of two thoroughbred racetracks in Pennsylvania, and Pocono Downs, located outside Wilkes-Barre, one of two harness racetracks in Pennsylvania. The Company intends to develop the one additional OTW that has been allocated to it under Pennsylvania law, after which it would operate 11 of the 23 OTWs currently authorized in Pennsylvania. Between 1994 and 1998, the Company increased total wagers at a compound annual growth rate of 12.9% by expanding its simulcast and OTW operations.

INDUSTRY OVERVIEW

         Pari-mutuel wagering on thoroughbred or harness racing is pooled wagering in which a pari-mutuel wagering system totals the amounts wagered and adjusts the payouts to reflect the relative amounts bet on different horses and various possible outcomes. The pooled wagers are (i) paid out to bettors as winnings in accordance with the payoffs determined by the pari-mutuel wagering system, (ii) paid to the applicable regulatory or taxing authorities and (iii) distributed to the track's horsemen in the form of "purses" which encourage owners and trainers to enter their horses in that track's live races. The balance of the pooled wagers is retained by the wagering facility. Pari-mutuel wagering is currently authorized in more than 40 states in the United States, all provinces in Canada and approximately 100 other countries around the world.

         Gaming and wagering companies, such as the Company, that focus on pari-mutuel horse race wagering derive revenue through wagers placed at their own tracks, at their OTWs and on their own races at the tracks and OTWs of others. While some states, such as New York, operate off-track betting locations that are independent of racetracks, in other states (such as Pennsylvania) racetrack ownership and operation is a precondition to OTW ownership and operation. Owning a racetrack in such a state, then, is akin to an "admission ticket" to the OTW business. Over the past several years, attendance at live racing has generally declined; however the decline in revenues from live racing has been more than offset by an increase in telephone wagering, off-track wagering in and gaming machine operations.

STRATEGY

         The Company intends to be a leading operator in the pari-mutuel wagering industry by capitalizing on its horse racing expertise and its numerous wagering locations and when possible expand them to include gaming machines ("Gaming Wagering"). The Company plans to increase revenue significantly by using the following strategies:

         Focus on Gaming Machine Operations. The Company intends to seek legislation to permit it to operate gaming machines at its racetracks where not now permitted and to expand legislation in West Virginia. Legislation has been passed in West Virginia, subject to the Governor's signature or veto, which would allow coin out and reel slot machines at race tracks. If such legislation is signed by the Governor, the Company intends to convert some or all of its current machines to coin out and increase the maximum number of machines with reel slot machines.

         Open Additional OTWs. The Company operates ten of the 20 OTWs now open in Pennsylvania and has the right to operate one of the three remaining OTWs that have been authorized in Pennsylvania. The Company's OTWs are located in Allentown, Carbondale, Chambersburg, Erie, Hazleton, Johnstown, Lancaster, Reading, Williamsport and York, Pennsylvania. At OTWs, customers can place wagers on thoroughbred and harness races simulcast from the Company's racetracks and on import simulcast races from other tracks around the country. Under the Pennsylvania Racing Act, only licensed thoroughbred and harness racing associations, such as the Company, can operate OTWs or accept customer wagers on simulcast races at Pennsylvania racetracks. The Company plans (subject to the receipt of remaining regulatory approvals, including site approvals) to open and operate an additional OTW in Stroudsburg, Pennsylvania, and to seek legislation in other jurisdictions to operate additional OTW's.

         Expand Simulcasting Operations. Simulcasting involves the transmission to, or the receipt of, the audio and/or video signals of a live racing event through a satellite for re-transmission at a different wagering location. The Company transmits simulcasts of Company races to other wagering locations year-round and receives simulcasts of races from other locations for wagering by its customers at the Company's facilities year-round. During the past five years, the Company expanded its simulcasting operations and took advantage of favorable changes in pari-mutuel wagering and simulcasting laws in various states and the expanded use of simulcasting technology. Import simulcasting generates revenue for the Company by maximizing the number of events available to a patron for wagering at the Company's facilities by utilizing idle time between races at Company racetracks and OTWs. When customers place wagers on import simulcast races, of the amount not returned to bettors as winning wagers, a portion is paid to the state in which the Company's wagering facility is located, a portion is paid to the "purse" fund for the horse owners and trainers at the Company's racetrack with which the wagering facility is associated, a portion is paid as a simulcast fee to the originating track and the balance is retained by the wagering facility and/or track. In order to promote wagering, the Company has increased and expects to continue to increase full-card import simulcasts from premier racetracks. The Company currently receives import simulcasts from approximately 77 racetracks, including premier racetracks such as Belmont Park, Churchill Downs, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga. The Company believes that "full-card" import simulcasting, in which all of the races at a non-Company track are import simulcast to a Company wagering facility, has improved the wagering opportunities for its customers and thereby increased the amount wagered at Company facilities. Export simulcasting generates revenue for the Company by increasing the consumer base for Company races beyond Company racetracks and OTWs. The Company transmits export simulcasts of Company races to approximately 126 locations and receives a flat percentage of the amounts wagered on Company races at non-Company locations, while incurring minimal additional expense. The Company intends to increase export simulcasting of races from Company-owned tracks to out-of-state racetracks, OTWs, casinos and other gaming facilities.

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

ACQUISITIONS

  Pocono Downs Acquisition

         On November 27, 1996, the Company acquired Pocono Downs for an aggregate purchase price of $48.2 million plus approximately $730,000 in acquisition-related fees and expenses. In addition, pursuant to the terms of the purchase agreement, the Company will be required to pay the sellers of Pocono Downs an additional $10.0 million if, within five years after the consummation of the acquisition of Pocono Downs, Pennsylvania authorizes any additional form of gaming in which the Company may participate. The $10.0 million payment is payable in annual installments of $2.0 million a year for five years, beginning on the date that the Company first offers such additional form of gaming. As of March 19, 1999, no such additional form of gaming in Pennsylvania has been adopted, therefore no such payment is due at this time.

Charles Town Acquisition

         On January 15, 1997, the Charles Town Joint Venture acquired substantially all of the assets of Charles Town Races for an aggregate net purchase price of approximately $16.0 million plus approximately $2.2 million in acquisition-related fees and expenses. Prior to its acquisition by the Charles Town Joint Venture, Charles Town Races conducted live thoroughbred horse racing, on-site pari-mutuel wagering on live races run at Charles Town Races and wagering on import simulcast races. The Company has refurbished and reopened the facility as the Charles Town Entertainment Complex, which features live racing, dining, simulcast wagering and, effective September 1997, gaming machines. The cost of the refurbishment, exclusive of the cost of the gaming machines, was approximately $27.8 million.

GAMING MACHINE OPERATIONS AT CHARLES TOWN ENTERTAINMENT COMPLEX

         On November 5, 1996, Jefferson County, West Virginia approved a referendum authorizing the installation and operation of gaming machines at the Charles Town Entertainment Complex. As a result, the Company consummated the
Charles Town Acquisition on January 15, 1997. In April 1997, the Company reopened the Charles Town Entertainment Complex, featuring live racing, dining and simulcast wagering. In September 1997, the Company expanded wagering opportunities by installing gaming machines at the Charles Town Entertainment Complex. The gaming machines are dollar bill-fed video gaming machines that replicate traditional spinning reel slot machines and also feature video card games, such as blackjack and poker. Legislation has been passed in West Virginia, subject to the Governor's signature or veto, which would allow coin out and reel slot machines at racetracks. If such legislation is signed by the Governor, the Company intends to convert some or all of its current machines to coin out and increase the maximum number of machines with reel slot machines. The West Virginia Video Lottery Act specifies a 20% maximum percentage of each dollar wagered on gaming machines which can be retained by the Company. The balance of each dollar wagered must be paid out to the public as winning wagers. Of the portion retained by the Company, a portion is paid to taxing authorities and other beneficiary organizations mandated by the State of West Virginia and a portion is paid to the Charles Town Horsemen in the form of purses. The Company has installed and is operating, as of March, 1999, 899 gaming machines at the Charles Town Entertainment Complex. The Company has obtained all necessary approvals for the installation and operation of a total of 1,000 gaming machines at the Charles Town Entertainment Complex and will increase the number of gaming machines if demand warrants and they are approved by the West Virginia Lottery Commission.

RACING AND PARI-MUTUEL OPERATIONS

         The Company's  racing and  pari-mutuel  revenues have been derived from
(i) wagering on the Company's live races (a) at the Company's racetracks, (b) at the Company's OTWs, (c) at other Pennsylvania racetracks and OTWs and (d) through telephone wagering, as well as wagering at the Company's racetracks on certain stakes races run at out-of-state racetracks (collectively, referred to in the Company's financial statements as "pari-mutuel revenues from live races"), (ii) wagering on full-card import simulcasts at the Company's racetracks and OTWs and through telephone wagering (collectively, referred to in the Company's financial statements as "pari-mutuel revenues from import simulcasting") and (iii) fees from wagering on export simulcasting Company races at out-of-state locations (referred to in the Company's financial statements as "pari-mutuel revenues from export simulcasting"). The Company's other revenues have been derived from admissions, program sales, food and beverage sales and concessions and certain other ancillary activities.

Pari-Mutuel Revenues

     Revenues from Company races consist of the total amount wagered, less the amount paid as winning wagers. Of the amount not returned to bettors as winning wagers, a portion is paid to the state in which the track is located, a portion is distributed to the track's horsemen in the form of "purses" and the balance is retained by the wagering facility. The Pennsylvania Racing Act specifies the maximum percentages of each dollar wagered on horse races in Pennsylvania which can be retained by the Company (prior to required payments to the horse owners (the "Horsemen") in Pennsylvania and applicable taxing authorities). The percentages vary, based on the type of wager; the average percentage which is retained by the Company has approximated 20%. The balance of each dollar wagered must be paid out to the public as winning wagers. With the exception of revenues derived from wagers at the Company's racetracks and OTWs, the Company's revenues on each race are determined pursuant to such maximum percentage and agreements with the other racetracks and OTWs at which wagering is taking place. Amounts payable to the Pennsylvania Horsemen are determined under agreements with the Pennsylvania Horsemen ("Horsemen Agreements")and vary depending upon where the wagering is conducted and the racetrack at which such races take place. The Pennsylvania Horsemen receive their share of such wagering as race purses. The Company retains a higher percentage of wagers made at its own facilities than of wagers made at other locations. The West Virginia Racing Act provides for a similar disposition of pari-mutuel wagers placed at the Charles Town Entertainment Complex, with the average percentage of wagers retained by the Company having been approximately 20% (prior to required payments to the Charles Town Horsemen and to applicable West Virginia taxing authorities and other mandated beneficiary organizations).

  Simulcasting

     The Company has been transmitting simulcasts of its races to other wagering locations and receiving simulcasts of races from other locations for wagering by its customers at Company facilities year-round, for more than five years. When customers place wagers on import simulcast races, the Company receives revenue and incurs expense in substantially the same manner as it would if the race had been run at one of the Company's own tracks: of the amount not returned to bettors as winning wagers, a portion is paid to the state in which the Company wagering facility is located, a portion is paid to the purse fund for the horse owners or trainers (thoroughbred or harness) of the Company's racetrack with which the wagering facility is associated, a portion is paid to the racetrack from which the race is simulcast and the balance is retained by the Company. The Company believes that full-card import simulcasting, in which all of the races at a non-Company track are import simulcast to a Company wagering facility, has improved the wagering opportunities for its customers and thereby increased the amount wagered at Company facilities. When the Company export simulcasts Company races for wagering at non-Company locations, it receives a fixed percentage of the amounts wagered on that race from the location to which the simulcast is exported, while incurring minimal additional expense. During the years ended December 31, 1997 and 1998, respectively, the Company received import simulcasts from approximately 75 and 77 racetracks, respectively, including premier racetracks such as Belmont Park, Church Hill Downs, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga and transmitted export simulcasts of Company races to 98 and 126 locations, respectively.

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

Operating Data of the Company

         The following table summarizes certain key operating statistics for the Company's pari-mutuel operations and their respective OTWs, including the pro forma presentation of data assuming the acquisition of Pocono Downs occurred on January 1, 1994:

                                                                     YEAR ENDED DECEMBER 31
                                      ---------------------------------------------------------------------
                                               1994          1995          1996         1997          1998
                                      ---------------------------------------------------------------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT AVERAGE DAILY PURSES)
NUMBER OF LIVE RACING DAYS:
Penn National Race Course                       219           204           206          212           206
Pocono Downs                                    143           135           134          134           135
Charles Town Races                                -             -             -          159           206

TOTAL ATTENDANCE: (4)
Penn National Race Course (1)               485,224       430,128       370,898      339,487       304,220
Pocono Downs (1)                            253,521       242,870       377,830      370,090       263,591
Reading OTW                                 253,183       246,012       214,314      178,237       159,818
Chambersburg OTW                            110,075       143,554       132,447      125,448       105,384
York OTW                                          -       232,109       238,610      225,672       213,929
Lancaster OTW                                     -             -        92,641      158,003       142,027
Williamsport OTW                                  -             -             -       81,797        66,378
Johnstown OTW                                     -             -             -            -        25,411
Erie OTW                                    129,074       116,367       113,169       94,429        99,726
Allentown OTW                               275,118       272,491       271,706      252,909       258,237
Carbondale OTW                                    -             -             -            -        62,757
Hazleton OTW                                      -             -             -            -        60,706
                                      ---------------------------------------------------------------------
Total paid attendance (1)                 1,506,195     1,683,531     1,811,615    1,762,184     1,826,072
                                      =====================================================================

TOTAL WAGERING: (1) (2)
Penn National Race Course             $      91,898  $     85,661  $     75,708  $    69,687  $     70,155
Pocono Downs                                 51,980        57,784        53,190       47,217        38,867
Reading OTW                                  39,714        42,810        41,320       30,811        29,178
Chambersburg OTW                             14,589        24,365        25,024       24,899        22,336
York OTW                                          -        42,140        49,864       45,245        43,873
Lancaster OTW                                     -             -        13,079       29,292        29,131
Williamsport OTW                                  -             -             -        9,684        10,461
Johnstown OTW                                     -             -             - -                    3,977
Erie OTW                                     26,404        29,379        27,200       21,767        20,737
Allentown OTW                                52,676        56,440        56,216       58,681        56,719
Carbondale OTW                                    -             -             -            -        10,284
Hazleton OTW                                      -             -             -            -         9,926
Penn National Telebet                         7,967         8,281         8,423        9,473        10,333
Pocono Downs Dial-A-Bet                           -            75         5,510        8,179         9,088
Export simulcasting:
Penn National Race Course                    90,878       113,639       148,702      181,281       199,041
Pocono Downs                                 25,723        30,121        32,493       26,426        23,986
Charles Town Races                                -             -             -       40,195        65,552
                                      ---------------------------------------------------------------------


                                      =====================================================================
Total wagering                        $     401,829 $     490,695 $     536,729  $   602,836  $    659,649
                                      =====================================================================

                                                              YEAR ENDED DECEMBER 31
                                      ---------------------------------------------------------------------
                                               1994          1995          1996         1997          1998
                                      ---------------------------------------------------------------------
                                              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE DAILY PURSES)
AVERAGE DAILY PURSES:
Penn National Race Course             $      48,560 $      57,897 $      62,328  $    60,623  $      63,374
Pocono Downs                                 35,790        42,314        42,313       40,149         41,363
Charles Town Races                                -             -             -       25,805         50,985
                                      ---------------------------------------------------------------------
Total average daily purse             $      84,350 $     100,211 $     104,641  $   126,577  $     155,722
                                      =====================================================================

GROSS MARGIN FROM WAGERING: (3)
Penn National Race Course             $      17,963 $      24,915 $      27,955  $     28,669 $     29,068
Pocono Downs                                 16,653        17,838        17,805        16,920       18,820
Charles Town Races                                -             -             -         3,099        5,878
                                      ---------------------------------------------------------------------
Total gross margin from wagering      $      34,616 $      42,753 $      45,760  $     48,688 $     53,766
                                      ---------------------------------------------------------------------


(1) Does not reflect attendance for wagering on simulcasts when live racing is not conducted (i) for all periods presented, in the case of Penn National Race Course (ii) for the years ended December 31, 1994-1995, in the case of Pocono Downs.

(2) Wagering on certain stakes races is included in Wagering on the Penn National Race Course races.

(3) Amounts equal total pari-mutuel revenues, less purses paid to the Horsemen, taxes payable and simulcast commissions or host track fees paid to other racetracks.

(4)      Does not include attendance for Charles Town Races.

Live Racing

     The following table summarizes the Company's live racing facilities:

RACING FACILITY               LOCATION               DATE OPENED/STATUS              OPERATIONS CONDUCTED
Penn National Race Course     Grantville, PA         Constructed in 1972;            Live thoroughbred racing;
                                                     operated by the Company         simulcast wagering; dining;
                                                     since 1972                      telephone account wagering

Pocono Downs                  Plains Township, PA    Constructed in 1965;            Live harness racing;
                                                     operated by the Company         simulcast wagering; dining;
                                                     since November 1996             telephone account wagering

Charles Town Races            Charles Town, WV       Charles Town Races was          Live thoroughbred racing;
at the Charles Town                                  constructed in 1933;            simulcast wagering;
Entertainment Complex                                acquired by Charles Town        dining (this facility is adjacent
                                                     Joint Venture on January        gaming machine operations)
                                                     15,  1997;  refurbished  in
                                                     1997  and  reopened  as the
                                                     Charles Town  Entertainment
                                                     Complex

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

     The Company has conducted live racing at Penn National Race Course since 1972, and has held at least 204 days of live racing at the facility in each of the last five years. The Penn National Race Course is one of only two thoroughbred racetracks in Pennsylvania. Post time at Penn National Race Course is 7:30 p.m. on Wednesdays, Fridays and Saturdays, and 5:00 p.m. on Sundays and holidays.

         Pocono Downs is located on approximately 400 acres in Plains Township, outside Wilkes-Barre, Pennsylvania. There is a total population of approximately 785,000 persons within a radius of approximately 35 miles around Pocono Downs and approximately 1.5 million persons within a 50-mile radius. The property includes a 5/8-mile all-weather, lighted harness track. Pocono Downs's main buildings are the grandstand and the clubhouse. The clubhouse is completely enclosed, heated and fully air-conditioned. The grandstand has enclosed, heated and air-conditioned seating for approximately 500 persons and permanent open-air stadium-style seating for approximately 2,500 persons. The clubhouse is a tiered dining and wagering facility that seats approximately 1,000 persons. The clubhouse dining area seats 500 persons. Television sets for viewing live racing and simulcasts are located throughout the facility along with pari-mutuel wagering areas.

         A two-story 14,000 square foot building which houses the Pocono Downs offices is located on the property. Pocono Downs also includes stables for approximately 950 horses, five paddock stables, quarters for grooms, two blacksmith shops and a cafeteria for the Harness Horsemen. Parking facilities for approximately 5,000 vehicles adjoin the track.

         The acquisition of Pocono Downs was consummated following the last day of racing at Pocono Downs for the 1996 season. The Company resumed live racing at Pocono Downs in April 1997. The Company conducted 134 and 135 days of live harness racing at the facility during 1997 and 1998 racing seasons, respectively. Post time at Pocono Downs is 7:15 p.m.

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

         The Charles Town Races reopened in April 1997. The Company conducted 159 and 206 days of thoroughbred racing at the facility during 1997 and 1998 racing seasons, respectively. Post time at the Charles Town Races is 7:15 p.m. on Mondays, Fridays and Saturdays, 4:00 p.m. on Wednesdays and 1:00 p.m. on Sundays. Although other regional racetracks offer nighttime thoroughbred racing, Penn National Race Course and Charles Town Races are the only racetracks in the Eastern time zone conducting year-round nighttime thoroughbred horse racing, which the Company believes increases its opportunities to export simulcast its races during periods in which other racetracks are not conducting live racing.

OTWs

         The Company's OTWs provide areas for viewing import simulcasts and televised sporting events, placing pari-mutuel wagers and dining. The facilities also provide convenient parking.

FACILITY/LOCATION             DATE OPENED/STATUS                       SIZE (SQ.FT.)     COST (1)       OWNED/LEASED
-----------------             ------------------                       -------------     --------       ------------
Allentown, PA                 Opened 7/93                              28,500            $  5,207,000    Owned
Carbondale, PA                Opened 3/98                              13,000            $  2,661,000    Owned
Chambersburg, PA              Opened 4/94                              12,500            $  1,500,000    Leased
Erie, PA                      Opened 5/91                              22,500            $  3,575,000    Owned
Hazleton, PA                  Opened 3/98                              13,000            $  1,868,000    Leased
Johnstown, PA                 Opened 9/98                              14,220            $  1,300,000    Leased
Lancaster, PA                 Opened 7/96                              24,000            $  2,700,000    Leased
Reading, PA                   Opened 5/92                              22,500            $  2,100,000    Leased
Williamsport, PA              Opened 2/97                              14,000            $  3,000,000    Owned
York, PA                      Opened 3/95                              25,000            $  2,200,000    Leased
Stroudsburg, PA               License authorized; approval to          12,000            $  2,000,000    Leased (2)
                              operate pending; site selected                             (estimated)


(1) Consists of original construction costs, equipment and, for owned properties, the cost of land and building.

(2) The Company is licensed to operate one additional OTW and has identified a site to operate the OTW facility in Stroudsburg, Pennsylvania, subject to receipt of all applicable approvals to operate this site.


         The Company considers its properties adequate for its presently anticipated purposes.


POTENTIAL TENNESSEE DEVELOPMENT PROJECT

     In June 1997, the Company acquired twelve one-month options to purchase approximately 100 acres of land in Memphis, Tennessee. Since such time, the Company, through its subsidiary, Tennessee Downs, Inc. ("Tennessee Downs"), has pursued the development of a harness track and simulcast facility which is located in the northeastern section of Memphis (the "Tennessee Development Project"). The Company submitted an application to the Tennessee State Racing Commission (the "Tennessee Commission") in October 1997 for an initial license for the development and operation of a harness track and OTW facility at this site. A land use plan for the construction of a 5/8-mile harness track, clubhouse and grandstand area was approved in October 1997 by the Land Use Hearing Board for the City of Memphis and County of Shelby. Tennessee Downs was determined to be financially suitable by the Tennessee Commission and a public comment hearing before the Tennessee Commission was held in November 1997. In December 1997, the Company received the necessary zoning and land development approvals from the Memphis City Council.

     In April 1998, the Tennessee Commission granted a license to the Company, which would expire on the earlier of: (i) December 31, 2000 or (ii) the expiration of Tennessee Commission's term on June 30, 1998, if such term was not extended by the Tennessee Commission. On May 1, 1998, the Tennessee State Legislature voted against extending the life of the Tennessee Commission, allowing the Tennessee Commission's term to expire on June 30, 1998. The Tennessee Commission held a meeting on May 29, 1998 at which it rejected the Company's request: (i) to grant the Company an extended timeframe for the effectiveness of its racing license; (ii) for racing days for the period ending December 31, 2000; and (iii) to operate a temporary simulcast facility. On July 28, 1998, the Company filed for a preliminary injunction and a declaratory ruling on the legal status of racing in Memphis. On November 23, 1998, the court ruled that the Racing Control Act had not been repealed and cannot be repealed by implication by dissolving the Tennessee Commission. It is the opinion of the court that because the Racing Control Act is still in force, horse-racing and pari-mutuel betting is a legal, unregulated activity in Tennessee. This opinion has been appealed by the Tennessee Attorney General. The Company intends to
                                       10
continue its efforts to develop and operate a harness track in Tennessee. Costs incurred as of December 31, 1998 regarding the Tennessee license amount to $489,000 and are presented in prepaid expenses and other current assets.

         If the State of Tennessee reinstates the Tennessee Commission or otherwise regulates racing, the Company plans to spend approximately $9.0 million in the next year to purchase the land subject to the option and build a combined OTW and grandstand facility. The Company estimates that total development costs, including subsequent track construction, will be approximately $15.5 million. In addition, it will be permitted to pursue the development of additional OTWs in Tennessee, provided it first obtains necessary approvals, including a public referendum for each proposed OTW site and other necessary zoning and land development approvals.


NEW JERSEY JOINT VENTURE

         On January 28, 1999, pursuant to a First Amendment to an Asset Purchase Agreement by, between and among Greenwood New Jersey, Inc. ("Greenwood"), International Thoroughbred Breeders Inc., Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc., the original parties to an Asset Purchase Agreement entered into as of July 2, 1998, and the Company (the "Agreement"), and pursuant to which the Company entered into a joint venture ("Joint Venture"), the Company, along with its Joint Venture partner, Greenwood, agreed to purchase certain assets of the Garden State Race Track and Freehold Raceway, both located in New Jersey (the "Acquisition").

     The purchase price for the Acquisition is approximately $46 million (subject to reduction of certain disputed items, for which amounts have been placed in escrow). The purchase price consisted of $23 million in cash and $23 million pursuant to two deferred purchase price promissory notes in the amount of $22 million and $1 million each. The Company is responsible for 50% of the purchase price. The parties to the Joint Venture are also contingently liable to the sellers in amounts not to exceed a total of $10 million, if the Joint Venture receives various approvals for off-track wagering or phone betting.

     The Joint Venture is contingent upon, among other things, the Company obtaining approvals necessary to effect the Joint Venture, which approvals include: (i) full and complete New Jersey regulatory approval (including but not limited to approval of the New Jersey Racing Commission); (ii) Hart Scott Rodino compliance; and (iii) the written consent of a majority of the holders of its $80 million Senior Notes issued December 17, 1997 to any necessary modification to the Indenture dated December 12, 1997 to permit the Company's investment in the Joint Venture. At the initial closing of the Acquisition on January 28, 1999, The Company loaned FR Park Racing, LP, a New Jersey limited partnership, $11,250,000 (at the Company's effective borrowing rate as specified in Note 3 under "Credit Facilities"), which is secured by certain assets. After obtaining the above approvals, the Company will invest an additional $11,750,000 into the Joint Venture with a portion of this amount treated as capital and the balance as debt. The Company will have a 50% interest in the Joint Venture.

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

Charles Town Gaming Machine Marketing Programs

     The Company's marketing efforts, which include print and radio advertising, commenced in October 1997 and are focused on the Washington, D.C., Baltimore, Maryland, Northern Virginia, Eastern West Virginia and Southern Pennsylvania markets. At the Charles Town Entertainment Complex the Company established the Silver Screen Video Slots Club, a manual player tracking system designed to reward frequent and active customers. In 1999, the Company is installing a computerized player tracking system at the Charles Town Entertainment Complex, which will further focus the Company's marketing efforts. In 1998, the Company implemented a coupon program where customers who visit the Charles Town Entertainment Complex can redeem the coupons for $5. From these coupons, the Company has compiled a database of customers which will be integrated into the new player tracking system.

Televised Racing Program

         The Company's Racing Alive program is televised by satellite transmission commencing approximately one hour before post time on each live racing day at the Penn National Race Course. The program provides color commentary on the races at the Penn National Race Course (including wagering odds, past performance information and handicapper analysis), general education on betting and handicapping, interviews with racing personalities and featured races from other thoroughbred racetracks across the country. The Racing Alive program is shown at the Penn National Race Course and on various cable television systems in Pennsylvania and is transmitted to all OTWs that receive the Penn National Race Course races. The Company has expanded Racing Alive and created additional televised programming to cover racing at Pocono Downs and at other harness racing venues throughout the United States. The Company's satellite transmissions are encoded so that only authorized facilities can receive the program.

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


GTECH GAMING MACHINE SUPPLY AND SERVICE AGREEMENT

         In June 1997, the Charles Town Joint Venture, which is operated as PNGI Charles Town Gaming, LLC, an 89% subsidiary of the Company, entered into an agreement (the "GTECH Agreement") with GTECH relating to the lease, installation and service of a video lottery system ("VLS") at the Charles Town Entertainment Complex. On November 18, 1998, the Company entered into an agreement to purchase GTECH's assets and rights related to the provision of gaming technology at Charles Town Races. Under the terms of the agreement, the Company assumed the ownership and operation of the 799 gaming devices and the central monitoring system for consideration of $12.9 million.

PURSES; AGREEMENTS WITH HORSEMEN

     The agreements with the Horsemen at each of the Company's racetracks set forth the purses. The continuation of these agreements is required to allow the Company to conduct live racing and export and import simulcasting. (See "Racing and Pari-Mutuel Operations")

     The Penn National Race Course Thoroughbred Horsemen Agreement was entered into in February 1996, and expired on February 15, 1999. Failing to reach an agreement through negotiations, on February 16, 1999, the Pennsylvania Thoroughbred Horsemen stopped racing at Penn National Race Course and withdrew their permission for the Company to import simulcast races from other racetracks. This resulted in the closure of Penn National Race Course and its six OTW facilities at Reading, Chambersburg, York, Lancaster, Williamsport and Johnstown. The Company continued its efforts to negotiate a new agreement with the Pennsylvania Thoroughbred Horsemen and on March 23, 1999 the Company signed a new Horsemen agreement with the Pennsylvania Thoroughbred Horsemen with an initial term that expires on January 1, 2004. The Pennsylvania Harness Horsemen Agreement was entered into in November 1994, became effective in January 1995 and expires in January 2000. The Company has an agreement with the Charles Town Horsemen, which expires on December 31, 2000. See, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital

Resources". The West Virginia Video LotteryAct also requires that the operator of the Charles Town Entertainment Complex be subject to a written agreement with the pari-mutuel clerks in order to operate gaming machines, this agreement expires on December 31, 2000.


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

         The Company's live races compete for wagering dollars and simulcast fees with live races and races simulcast from other racetracks both inside and outside Pennsylvania (including several in New York, New Jersey, West Virginia, Ohio, Maryland and Delaware). The Company's ability to compete successfully for wagering dollars is dependent, in part, on the quality of its live horse races. The quality of horse races at some racetracks that compete with the Company, either by live races or simulcasts, is higher than the quality of Company races. The Company believes that there has been some improvement over the last several years in the quality of the horses racing at the Penn National Race Course, due to higher purses being paid as a result of the Company's increased simulcasting activities, however, there can be no assurance that the Company can continue such improvement.

         The Company's OTWs compete with the OTWs of other Pennsylvania racetracks, and new OTWs may compete with the Company's existing or proposed wagering facilities. Competition between OTWs increases as the distance between them decreases. For example, the Company believes that its Allentown OTW, which was acquired in the acquisition of Pocono Downs and which is approximately 50 miles from the Penn National Race Course and 35 miles from the Company's Reading OTW, has drawn some patrons from the Penn National Race Course, the Reading OTW and the Company's telephone wagering system; and, the Company's Lancaster OTW, which is approximately 31 miles from the Penn National Race Course and 25 miles from the Company's York OTW, has drawn some patrons from the Penn National Race Course, the York OTW and the Company's telephone wagering system. Moreover, the Company believes that a competitor's OTW in King of Prussia, Pennsylvania, which is approximately 23 miles from the Reading OTW, has drawn some patrons from the Reading OTW. Although only one competing OTW remains authorized by law for future opening, the opening of a new OTW in close proximity to the Company's existing or future OTWs could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's gaming machine operations face competition from other gaming machine venues in West Virginia and in neighboring states (including Dover Downs in Dover, Delaware, Delaware Park in northern Delaware, Harrington Raceway in southern Delaware and the casinos in Atlantic City, New Jersey). Venues in Delaware and New Jersey, in addition to video gaming machines, currently offer mechanical slot machines that feature physical spinning reels, pull-handles and the ability to both accept and pay out coins. Legislation has been passed in West Virginia, subject to the Governor's signature or veto, which would allow coin out and reel slot machines at race tracks. If such legislation is signed by the Governor, the Company intends to convert some or all of its current machines to coin out and increase the maximum number of machines with reel slot machines. The failure to attract or retain gaming machine customers at the Charles Town Entertainment Complex, whether arising from such competition or from other factors, could have a material adverse effect upon the Company's business, financial condition and results of operations.


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

         For the year ended December 31, 1998, the Company canceled a total of five racing days because of inclement weather. The severe winter weather in 1996 resulted in the closure of the Company's OTW facilities for two days in January 1996. Because of the Company's growing dependence upon OTW operations, severe weather that causes the Company's OTWs to close could have an adverse effect upon the Company's business, financial condition and results of operations.

         Attendance and wagering at the Company's facilities have been favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the heavier racing schedule throughout the country during the second and third quarter of the year. As a result, the Company's revenues and net income have been greatest in the second and third quarters of the year, and lowest in the first and fourth quarters of the year.

REGULATION AND TAXATION

  General

     Company subsidiaries are authorized to conduct thoroughbred racing and harness racing in Pennsylvania under the Pennsylvania Racing Act. Such subsidiaries are also authorized, under the Pennsylvania Racing Act and the Federal Horseracing Act, to conduct import simulcast wagering. The Charles Town Joint Venture is subject to the provisions of the West Virginia Racing Act, which governs the conduct of thoroughbred horse racing in West Virginia, and the West Virginia Video Lottery Act, which governs the operation of gaming machines in West Virginia. The Company's live racing, pari-mutuel wagering and gaming machine operations are contingent upon the continued governmental approval of such operations as forms of legalized gaming. All of the Company's current and proposed operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations, or banned entirely.

 Pennsylvania Racing Regulations

     The Company's horse racing operations at Penn National Race Course and Pocono Downs are subject to extensive regulation under the Pennsylvania Racing Act, which established the Pennsylvania State Horse Racing Commission and the State Harness Racing Commission (together, the "Pennsylvania Racing
Commissions") which are responsible for, among other things, (i) granting permission annually to maintain racing licenses and schedule race meets, (ii) approving, after a public hearing, the opening of additional OTWs, (iii) approving simulcasting activities, (iv) licensing all officers, directors, racing officials and certain other employees of the Company and (v) approving all contracts entered into by the Company affecting racing, pari-mutuel wagering and OTW operations.

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

         The Company may not be able to obtain all necessary approvals for the continued operation or expansion of its business. Even if all such approvals are obtained, the regulatory process could delay implementation of the Company's plans to open additional OTWs. The Company has had continued permission from the Pennsylvania State Horse Racing Commission to conduct live racing at the Penn National Race Course since it commenced operations in 1972, and has obtained permission from the Pennsylvania State Harness Racing Commission to conduct live racing at Pocono Downs. Currently, the Company has approval from the

Pennsylvania Racing Commissions to operate the ten OTWs that are currently open and the one additional OTW the Company proposes to open. A Commission may refuse to grant permission to open additional OTWs or to continue to operate existing facilities. The failure to obtain required regulatory approvals would have a material adverse effect upon the Company's business, financial condition and results of operations.

West Virginia Racing and Gaming Regulation

         The Company's operations at the Charles Town Entertainment Complex are subject to regulation by the West Virginia Racing Commission under the West Virginia Racing Act, and by the West Virginia Lottery Commission under the West Virginia Video Lottery Act. The powers and responsibilities of the West Virginia Racing Commission under the West Virginia Racing Act are substantially similar in scope and effect to those of the Pennsylvania Racing Commissions and extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations. The Charles Town Joint Venture has obtained from the West Virginia Racing Commission a license to conduct racing and pari-mutuel wagering at the Charles Town Entertainment Complex. Pursuant to the West Virginia Video Lottery Act, the Company has obtained approval for the installation and operation of a total of 1,000 gaming machines at the Charles Town Entertainment Complex.

  State and Federal Simulcast Regulation

         The Federal Interstate Horseracing Act, the Pennsylvania Racing Act and the West Virginia Racing Act require that the Company have a written agreement with each applicable horsemen's organization in order to simulcast races. The Company has entered into the Horsemen Agreements, and in accordance therewith has agreed on the allocations of the Company's revenues from import simulcast wagering to the purse funds for the Penn National Race Course, Charles Town Races and Pocono Downs. Because the Company cannot conduct import simulcast wagering in the absence of the Horsemen Agreements, the termination or non-renewal of such Horsemen Agreements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Restrictions on Share Ownership and Transfer

         The Pennsylvania Racing Act requires that any shareholder proposing to transfer beneficial ownership of 5% or more of the Company's shares file an affidavit with the Company setting forth certain information about the proposed transfer and transferee, a copy of which the Company is required to furnish to the Pennsylvania Racing Commissions. The certificates representing the Company shares owned by 5% beneficial shareholders are required to bear certain legends prescribed by the Pennsylvania Racing Act. In addition, under the Pennsylvania Racing Act, the Pennsylvania Racing Commissions have the authority to order a 5% beneficial shareholder of the Company to dispose of his Common Stock of the Company if it determines that continued ownership would be inconsistent with the public interest, convenience or necessity or the best interest of racing generally. The West Virginia Video Lottery Act provides that a transfer of more than 5% of the voting stock of a corporation which controls the license may only be to persons who have met the licensing requirements of the West Virginia Video Lottery Act or which transfer has been pre-approved by the West Virginia Lottery Commission. Any transfer that does not comply with this requirement voids the license.

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


ITEM 2                     PROPERTIES

     See, ITEM 1-BUSINESS - "RACING AND PARI-MUTUEL OPERATIONS"

         A solid waste landfill ("Landfill") is on a parcel of land adjacent to the Company's Harness Track. The East Side Landfill Authority (the "Landfill Authority"), which operated the Landfill from 1970 until 1982, disposed of municipal waste on behalf of four municipalities. The Landfill is currently subject to a closure order issued by the Pennsylvania Department of Environmental Resources ("PADER") which the four municipalities are required to implement pursuant to a 1986 Settlement Agreement among the former trustee in bankruptcy for Pocono Downs, the Landfill Authority, the municipalities and PADER (the "Settlement Agreement"). According to the Company's environmental consulting firm, the Landfill closure is substantially complete. To date, the municipalities obligated to implement the closure order pursuant to the Settlement Agreement, have been fulfilling their obligations under the Settlement Agreement or that the terms of the Settlement Agreement will not be amended in the future. In addition, the Company may be liable for future claims with respect to the Landfill under the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws. The Company may incur expenses in connection with the Landfill in the future, which expenses may not be reimbursed by the municipalities. Any such expenses could have a material adverse effect on the Company's business, financial condition and results of operations.


Other Property and Equipment

         The Company currently leases 6,183 square feet of office space in an office building in Wyomissing, Pennsylvania for the Company's executive offices. The lease expires in April 2000 and provides for an annual minimum rental of $71,100. The office building is owned by an affiliate of Peter M. Carlino, the Chairman and Chief Executive Officer of the Company. The Company believes that the lease terms are not less favorable than lease terms that could have been obtained from an unaffiliated third party.

         The Company currently leases an aircraft from a company owned by John Jacquemin, a director of the Company. The lease expires in September, 2007 and provides for monthly payments of $8,356. The Company believes that the lease terms are not less favorable than lease terms that could have been obtained from an unaffiliated third party.

EMPLOYEES AND LABOR RELATIONS

         At March 19, 1999, the Company had 1,654 permanent employees, of whom 837 were full-time and 817 part-time. Employees of the Company who work in the admissions department and pari-mutuels department at the Penn National Race Course, Pocono Downs and the OTWs are represented under collective bargaining agreements between the Company and Sports Arena Employees' Union Local 137. The agreements extend until October 3, 1999 for track employees and until May 27, 1999 for OTW employees. The pari-mutuel clerks at Pocono Downs voted to unionize in June 1997. The Company has held negotiations with this union, but does not have a contract to date. Failure to reach agreement with this union would not result in the suspension or termination of the Company's license to operate live racing at Pocono Downs or to conduct simulcast or OTW operations. The pari-mutuel clerks and racing valets at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks, which expires on December 31, 2000. The Company believes that its relations with its employees are satisfactory.


ITEM 3                     LEGAL PROCEEDINGS

         In December 1997, Amtote International, Inc. ("Amtote"), filed an action against the Company and the Charles Town Joint Venture in the United States District Court for the Northern District of West Virginia. In its complaint, Amtote (i) states that the Company and the Charles Town Joint Venture allegedly breached certain contracts with Amtote and its affiliates when it entered into a wagering services contract with a third party (the "Third Party Wagering Services Contract"), and not with Amtote, effective January 1, 1998,
(ii) sought preliminary and injunctive relief through a temporary restraining order seeking to prevent the Charles Town Joint Venture from (a) entering into a wagering services contract with a party other than Amtote and (b) having a third party provide such wagering services, (iii) sought declaratory relief that certain contracts allegedly bind the Charles Town Joint Venture to retain Amtote for wagering services through September 2004 and (iv) seeks unspecified compensatory damages, legal fees and costs associated with the action and other legal and equitable relief as the Court deems just and appropriate. On December 24, 1997, a temporary restraining order was issued, which prescribed performance under the Third Party Wagering Contract. On February 20, 1998, the temporary restraining order was lifted by the court. The Company intends to pursue legal remedies in order to terminate Amtote and proceed under the Third Party Wagering Services Contract. The Company believes that this action, and any resolution thereof, will not have any material adverse impact upon its financial condition, results, or the operations of either the Charles Town Joint Venture or the Company.


ITEM 4                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on The Nasdaq National Market under the symbol "PENN". The following table sets forth for the periods indicated the high and low sales prices per share of the Company's Common Stock as reported on The Nasdaq National Market.

                                                                            HIGH                         LOW
                  1996

                  First Quarter                                       $    6.000                  $    4.292
                  Second Quarter                                          14.500                       5.875
                  Third Quarter                                           15.625                       9.000
                  Fourth Quarter                                          21.375                      13.750

                  1997

                  First Quarter                                        $  18.250                   $  14.000
                  Second Quarter                                          19.625                      13.750
                  Third Quarter                                           20.125                      14.625
                  Fourth Quarter                                          19.250                       8.750

                  1998

                  First Quarter                                        $  13.125                    $  8.875
                  Second Quarter                                          12.000                       6.813
                  Third Quarter                                            9.125                       5.125
                  Fourth Quarter                                          10.313                       5.500


         The closing sale price per share of Common Stock on The Nasdaq National Market on March 19, 1999, was $7.188. As of March 19, 1999, there were 738 holders of record of Common Stock.


                                 DIVIDEND POLICY

         Since the Company's initial public offering of Common Stock in May 1994, the Company has not paid any cash dividends on its Common Stock. The Company intends to retain all of its earnings to finance the development of the Company's business, and thus, does not anticipate paying cash dividends on its Common Stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. Moreover, the Company's existing credit facility (the "Credit Facility") prohibits the Company from authorizing, declaring or paying any dividends until the Company's commitments under the Credit Facility have been terminated and all amounts outstanding thereunder have been repaid. In addition, future bank financing may prohibit the payment of dividends under certain conditions.

ITEM 6                     SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data of the Company for the years ended December 31, 1994, 1995, 1996 1997 and 1998, except for Operating Data, are derived from financial statements that have been audited by BDO Seidman, LLP independent certified public accountants, adjusted as described in the notes below. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

                                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------------------------------------
                                                                      1994        1995        1996    1997 (1)        1998
                                                              -------------------------------------------------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
Revenue
    Pari-mutuel revenues
      Live races                                              $     23,428  $   21,376  $   18,727  $   27,653    $ 26,893
      Import simulcasting                                           16,968      27,254      32,992      59,810      68,136
      Export simulcasting                                            1,187       2,142       3,347       5,279       5,810
  Gaming revenue                                                         -           -           -       5,712      37,396
  Admissions, programs and other racing revenue                      2,563       3,704       4,379       5,678       6,280
  Concessions revenues                                               1,885       3,200       3,389       7,404       9,550
                                                              -------------------------------------------------------------
Total revenues                                                      46,031      57,676      62,834     111,536     154,065
                                                              -------------------------------------------------------------

OPERATING EXPENSES
  Purses, stakes, and trophies                                      10,674      12,091      12,874      22,335      29,141
  Direct salaries, payroll taxes and employee benefits               6,707       7,699       8,669      16,200      19,134
  Simulcast expenses                                                 8,892       9,084       9,215      12,982      13,809
  Pari-mutuel taxes                                                  4,054       4,963       5,356       9,506       9,281
  Lottery taxes and administration                                       -           -           -       1,874      14,749
  Other direct meeting expenses                                      6,093       7,576       8,536      18,087      24,029
  Concessions expenses                                               1,175       2,125       2,349       5,605       7,929
  Management fees paid to related entity                               345           -           -           -           -
  Other operating expenses                                           2,968       5,002       4,942       8,735      10,787
  Depreciation and amortization                                        699         881       1,433       4,040       5,748
  Site development and restructuring changes                             -           -           -       2,437           -
                                                              -------------------------------------------------------------
Total operating expenses                                            41,607      49,421      53,374     101,801     134,607
                                                              -------------------------------------------------------------
Income from operations                                               4,424       8,255       9,460       9,735      19,458
                                                              -------------------------------------------------------------

Other income (expenses)
  Interest income (expense), net                                      (340)        198        (156)     (3,656)     (7,549)
 Other                                                                  15          10           -          (2)        113
                                                              -------------------------------------------------------------
Total other income (expenses)                                         (325)        208        (156)     (3,658)     (7,436)
                                                              -------------------------------------------------------------

Income before income taxes and extraordinary item                    4,099       8,463       9,304       6,077      12,022

Taxes on income                                                      1,381       3,467       3,794       2,308       4,519
                                                              -------------------------------------------------------------

Income before extraordinary item                                     2,718       4,996       5,510       3,769       7,503

Extraordinary item - loss on early extinquishment of debt,
   net of income taxes of $83 and $1,001 respectively                  115           -           -       1,482           -
                                                              -------------------------------------------------------------

                                                                                   YEAR ENDED DECEMBER 31
                                                              -------------------------------------------------------------
                                                                      1994        1995        1996    1997 (1)        1998
                                                              -------------------------------------------------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              =============================================================
Net income                                                       $   2,603   $   4,996   $   5,510   $   2,287    $  7,503
                                                              =============================================================

PER SHARE DATA:
Basic  income per share before extraordinary item                            $    0.39   $    0.41   $    0.25    $   0.50
Basic net income per share                                                   $    0.39   $    0.41   $    0.15    $   0.50

Diluted income per share before extraordinary item                           $    0.38   $    0.40   $    0.24    $   0.49
Diluted net income per share                                                 $    0.38   $    0.40   $    0.15    $   0.49

WEIGHTED SHARES OUTSTANDING:
Basic                                                                           12,906      13,302      14,925      15,015
Diluted                                                                         13,017      13,822      15,458      15,374

SUPPLEMENTAL PRO FORMA NET INCOME:
Statement data (3)
Supplemental pro forma net income                                $   2,724
Supplemental pro forma net income per share                      $    0.22
Weighted average number of common shares outstanding (4)            12,663
                                                              =============

OPERATING DATA:
Pari-mutuel wagering                                             $ 111,248   $ 102,145   $  89,327   $ 128,090    $ 122,686
Import simulcasting                                                 93,461     142,499     170,814     298,459      336,191
Export simulcasting                                                 40,337      72,252     112,871     176,287      194,772
                                                              -------------------------------------------------------------

Total pari-mutuel wagering                                       $ 245,046     316,896     373,012     602,836      653,649
                                                              =============================================================


Gross profit from wagering (2)                                   $  17,936      24,915      27,955      45,589       47,888
                                                              =============================================================

BALANCE SHEET DATA:
Cash and cash equivalents                                        $   5,502   $   7,514   $   5,634   $  21,854        6,826
Working capital (deficiency)                                         2,074       4,134        (509)     15,226        1,911
Total assets                                                        21,873      27,532      96,723     158,878      160,798
Total debt                                                             516         390      47,517      80,336       78,256
Shareholders' equity                                                15,627      20,802      27,881      53,856       59,036

(1) Reflects the November 27, 1996 acquisition of Pocono Downs and the January 15, 1997 acquisition of a joint venture interest in the Charles Town Entertainment Complex. See "Business-Acquisitions."

(2) Amounts equal total pari-mutuel revenues, less purses paid to Horsemen, taxes payable to Pennsylvania and simulcast commissions or host track fees paid to other racetracks. Figures for the years ended December 31, 1995 and 1996 do not include purses paid at Penn National Speedway.

(3) Supplemental pro forma amounts for the year ended December 31, 1994 reflect (i) the elimination of $345,000 in management fees paid to a related entity, (ii) the inclusion of $133,000, in executive compensations, (iii) the elimination of $413,000 of interest expenses on Company debt which was repaid with the proceeds of the initial public offering in 1994, (iv) the elimination of $198,000 of loss on early extinguishment of debt, and (v) a provision for income taxes of $377,000 as if the S corporations and partnerships comprising part of the Company prior to the Reorganization in 1994 had been taxed as C corporations. There were no supplemental pro forma adjustments for any subsequent periods.

(4) Based on 8,400,000 shares of Common Stock outstanding before the initial public offering in May 1994, plus 4,500,000 shares sold by the Company in the initial public offering.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's pari-mutuel revenues have been derived from (i) wagering on the Company's live races (a) at the Company's racetracks, (b) at the Company's OTWs, (c) at other Pennsylvania racetracks and OTWs and (d) through telephone wagering, as well as wagering at the Company's racetracks on certain stakes races run at out-of-state racetracks (collectively, referred to in the Company's financial statements as "pari-mutuel revenues from live races"), (ii) wagering on full-card import simulcasts at the Company's racetracks and OTWs and through telephone wagering (collectively, referred to in the Company's financial statements as "pari-mutuel revenues from import simulcasting") and (iii) fees from wagering on export simulcasting Company races at out-of-state locations (referred to in the Company's financial statements as "pari-mutuel revenues from export simulcasting"). The Company's other revenues have been derived from admissions, program sales and certain other ancillary activities, food and beverage sales and concessions and, beginning in September 1997, gaming machines.

RESULTS OF OPERATIONS

         The following table sets forth certain data from the Consolidated Statements of Income of the Company as a percentage of total revenues:

                                                                                YEAR ENDED DECEMBER 31
                                                                             -----------------------------
                                                                               1996     1997      1998
                                                                             -----------------------------
INCOME STATEMENT DATA
Revenue
    Pari-mutuel revenues
      Live races                                                               29.8%     24.8%     17.5%
      Import simulcasting                                                      52.5      53.6      44.2
      Export simulcasting                                                       5.3       4.7       3.8
Gaming revenue                                                                    -       5.1      24.3
Admissions, programs and other racing revenue                                   7.0       5.1       4.1
Concessions revenues                                                            5.4       6.7       6.2
                                                                             -----------------------------

Total revenues                                                                100.0     100.0     100.0
                                                                             -----------------------------

Operating expenses
  Purses, stakes, and trophies                                                 20.5      20.0      18.9
  Direct salaries, payroll taxes and employee benefits                         13.8      14.5      12.4
  Simulcast expenses                                                           14.7      11.7       9.0
  Pari-mutuel taxes                                                             8.5       8.5       6.0
  Lottery taxes and administration                                                -       1.7       9.6
  Other direct meeting expenses                                                13.6      16.2      15.6
  Concessions expenses                                                          3.7       5.0       5.1
  Other operating expenses                                                      7.9       7.8       7.0
  Depreciation and amortization                                                 2.3       3.6       3.7
  Site development and restructuring changes                                      -       2.2         -
                                                                             -----------------------------

Total operating expenses                                                       84.9      91.3      87.4
                                                                             -----------------------------


Income from operations                                                         15.1       8.7      12.6
                                                                             -----------------------------

Total other  (expenses)                                                        (0.2)     (3.3)     (4.8)
                                                                             -----------------------------

Income before income taxes and extraordinary item                              14.9       5.4       7.8
                                                                             =============================
Net income                                                                      8.8%      2.1%      4.9%
                                                                             =============================

Year Ended December 31, 1998 compared to Year Ended December 31, 1997

     Total revenue increased by approximately $42.5 million or 38.1% from $111.5 million in 1997 to $154.1 million in 1998. Charles Town Races, which was purchased in January of 1997 and began racing operations on April 30, 1997 and video lottery machine operations on September 10, 1997, accounted for $40.4 million of the increase. Revenues from video lottery machines increased by $31.7 million as a result of a full year of operations in 1998 compared to three and one-half months of operations in 1997. Racing revenues increased by $6.2 million due to a racing season of 206 live race days at the Charles Town Races in 1998 compared to 159 live races days in 1997 and the opening of the new simulcast-racing center in January 1998. Concession revenues increased by $2.2 million due to the increased attendance and the opening of the new buffet dining area during the year. At Penn National Race Course and its OTW facilities, revenues increased at the track ($.3 million) due to an increase in on-track wagering and export simulcast wagering and the purchase and opening of the Johnstown OTW ($.9 million) on September 1, 1998. The increases were offset by a decrease in revenues at Chambersburg OTW ($.6 million) due to the opening of the Charles Town Facility, Reading OTW ($.3 million) and York OTW ($.3 million). Revenues at Pocono Downs and its OTW facilities resulted in a net increase of $2.1 million primarily due to the opening of new facilities in Hazleton ($2.2 million) and Carbondale ($2.4 million). This was offset by a decrease at the Pocono Downs racetrack ($2.1 million) due to the proximity of the two new OTW facilities and decreases at Allentown OTW ($.3 million) and Erie OTW ($.2 million).

     Total operating expenses increased by approximately $32.8 million or 32.2% from $101.8 million in 1997 to $134.6 million in 1998. Charles Town Races accounted for $32.6 million of the increase due primarily to the video lottery operations ($24.7 million), racing operations ($5.9 million) and concession operations ($2.1 million). Penn National Race Course and its OTW facilities had a net decrease in operating expenses of $.6 million due to an increase in expenses at the new Johnstown OTW ($.8 million) offset by a decrease in operating expenses at the racetrack and other OTW facilities ($1.4 million). Pocono Downs and its OTW facilities had a net increase in operating expenses of $.9 million due to the opening of Hazleton OTW ($1.9 million) and Carbondale OTW ($1.8 million). The increase was offset by a decrease in operating expenses at the Pocono Downs racetrack ($1.8 million), Allentown OTW ($.6 million) and Erie OTW ($.4 million). Corporate expenses increased by $.6 million due to the hiring of additional staff for OTW facility management, human resource management and the leasing of additional office space. Depreciation and amortization increased by $1.7 million due primarily to depreciation associated with new facilities for Charles Town Gaming (September 1997), Charles Town Simulcast Center (January
1998), Hazleton and Carbondale OTW facilities (March 1998) and Johnstown OTW (September 1998). Site development and restructuring expenses were $2.4 million in 1997.

     Income from operations increased by approximately $9.7 million or 100.0 % from $9.7 million in 1997 to $19.5 million in 1998 due to the factors described above.

     Other expenses increased by approximately $3.8 million or 105.6% from $3.6 million in 1997 to $7.4 million in 1998. Net interest expense increased by $3.9 million (primarily due to the 10.625% Senior Notes issued December 1997). Other income in 1998 of $113,000 consisted of a gain on the sale of Casino Magic Corporation stock of $148,000 offset by a write-off of deferred financing cost on the repurchase of the Company's 10.625% Senior Notes.

     Taxes on income increased by approximately $2.2 million from $2.3 million in 1997 to $4.5 million in 1998, due to the increase in income for the year.

     The extraordinary item in 1997 consisted of a loss on the early extinquishment of debt in the amount of $1,482,000, net of income taxes. The loss consists primarily of write-offs of deferred finance costs associated with the retired bank notes and legal and bank fees relating to the early extinquishment of the debt.

     Net income increased by approximately $5.2 million from $2.3 million in 1997 to $7.5 million in 1998 due to the factors described above.

Year Ended December 31, 1997 compared to Year Ended December 31, 1996

         Total revenue increased by approximately $48.7 million, or 77.5%, from $62.8 million in 1996 to $111.5 million in 1997. Pocono Downs, which was acquired in the fourth quarter of 1996 under the purchase method, accounted for $30.8 million of the increase. Charles Town Races, which was purchased in January 1997, accounted for $16.5 million of the increase. The Company renovated and refurbished the Charles Town Entertainment Complex following its acquisition and commenced racing operations on April 30, 1997 and gaming machine operations, with a soft opening, on September 10, 1997. The remaining revenue increase of $1.4 million was primarily due to an increase of approximately $6.2 million associated with the opening of the Penn National OTW facility in Williamsport in February 1997, a full year of operations at the Lancaster OTW facility, and increased export of the Penn National Race Course live signal. This increase was offset by a decrease in revenues of approximately $4.2 million at the Company's OTW facilities in Reading and York. Management believes that the decrease in revenues at these facilities was primarily due to the opening of a competitor's OTW facility and the opening of the Company's Lancaster OTW facility in July 1996. The Company also had a decrease in revenues of $.6 million due to the closing of Penn National Speedway at the end of the 1996 season.

         Total operating expenses increased by approximately $48.4 million, or 90.7%, from $53.4 million in 1996 to $101.8 million in 1997. Pocono Downs and Charles Town Races, which the Company did not operate in the corresponding prior period, accounted for $25.5 million and $17.5 million of this increase, respectively. Operating expenses also increased by $5.4 million primarily due to an increase of $4.4 million associated with the opening of the Company's new OTW facility in Williamsport in February 1997, and a full year of operations at the Lancaster OTW facility. This increase was offset by a decrease in operating expenses of approximately $1.9 million at the Penn National Race Course facility and at the Company's OTW facilities in Reading and York associated with lower revenues at those facilities. The increase in corporate expenses of $1.4 million was due to increased personnel, office space and other administrative expense necessary to support the expansion of the Company. The Company also incurred site development and restructuring charges in the amount of $2.4 million. The site development charges ($1.7 million) consist of $800,000 related to the Charles Town Races Facility and $935,000 related to the abandonment of certain proposed operating in 1997. The restructuring charges primarily consist of $350,000 in severance termination benefits and other charges at the Charles Town Races facility, $300,000 for the restructuring of the Erie, Pennsylvania OTW facility and $52,000 of property and equipment written-off in connection with the discontinuation of Penn National Speedway, Inc. operations during 1997. The Company also had a decrease in expenses of $.9 million due to the closing of Penn National Speedway at the end of the 1996 season.

         Income from operations increased by approximately $275,000, or 2.9%, from $9.5 million in 1996 to $9.7 million in 1997 due to the factors described above. The Company had other expenses of approximately $3.7 million in 1997 compared to $156,000 in 1996, primarily as a result of increased interest expense. The increase in interest expense is due to the company incurring bank debt for the purchase of Pocono Downs and Charles Town Races, renovations to the Charles Town Facility and the issuance of 10.625% Senior Notes on December 12, 1997 to repay existing bank debt.

         The extraordinary item consisted of a loss on the early extinquishment of debt in the amount of $1,482,000, net of income taxes. The loss consists primarily of write-offs of deferred financing costs associated with the retired bank notes and legal and bank fees relating to the early extinquishment of the debt.

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

         Net cash provided from operating activities was $11.9 million for the year ended December 31, 1998. This consisted of net income and non-cash expenses ($13.6 million), an increase in accounts receivable ($1.6 million) due from other tracks, a decrease in accounts payable and accrued expenses due to the completion of construction at Charles Town ($2.6 million), an increase in purses due horsemen ($.9 million) a decrease in prepaid income taxes ($2.1 million) and other changes in certain assets and liabilities ($.5 million).

         Cash flows used in investing activities for the year ended December 31, 1998 ($22.3 million) consisted of renovation and refurbishment of the Charles Town facility and racetrack ($1.1 million), completion of the Hazleton and Carbondale OTW facilities ($3.2 million), the purchase of the Johnstown OTW facility ($1.3 million), the purchase of the GTECH video lottery machines and central monitoring system ($12.9 million) and $3.8 million in capital expenditures at other facilities.

         Net cash flows used in financing activities was approximately $4.6 million for the year ended December 31, 1998. The Company purchased 424,700 shares of the Company's common stock ($2.4 million) and $11.0 million of the Company's 10.625% Senior Notes at 97.25% during the year. In November 1998, the Company borrowed $9.0 million under its Credit Facility to buy the GTECH video lottery machines and central monitoring system.

         The Company is subject to possible liabilities arising from the environmental condition at the landfill adjacent to Pocono Downs. Specifically, the Company may incur expenses in connection with the landfill in the future, which expenses may not be reimbursed by the four municipalities, which are parties to the settlement agreement. The Company is unable to estimate the amount, if any, that it may be required to expend. See ITEM 2 -"PROPERTIES".

         In the first quarter of 1999, the Company anticipates a one time material loss associated with the actions by the Pennsylvania Thoroughbred Horsemen on February 16, 1999 that resulted in the closing of Penn National Race Course and its six OTW facilities at Reading, Chambersburg, York, Lancaster, Williamsport and Johnstown, from February 16, 1999 through March 24, 1999. At this time the Company has insufficient information to reasonably quantify the amount of the loss.

         Also in 1999, the Company anticipates spending approximately $9.0 million on capital expenditures at its racetrack and OTW facilities. The Company anticipates expending approximately $5.0 million at the Charles Town Entertainment Complex for player tracking ($1.5 million), new video slot machines ($.8 million), interior renovations ($.4 million), machinery and equipment ($.7 million) and other projects including design and planning for a new motel ($1.6 million). The Company also plans to spend approximately $578,000 at Pocono Downs, $645,000 at Penn National, $295,000 at the OTW facilities for building improvements and equipment and $2.0 million on building improvements and equipment for its new OTW facility in Stroudsburg, Pennsylvania. If the State of Tennessee reinstates the Tennessee Commission and the Company's racing license or if the racing industry is regulated under another government agency, the Company anticipates expending an additional $9.0 million to complete the first phase of the Tennessee project.

         The Company entered into its Credit Facility with Bankers Trust Company, as Agent in 1996. This Credit Facility was amended and restated on January 29, 1999 with First Union National Bank replacing Bankers Trust Company, as Agent. The amended Credit Facility provides for, subject to certain terms and conditions, a $20.0 million revolving credit facility, a $5.0 million term loan due in one year, a $3.0 million sublimit for standby letters of credit and has a four-year term from its closing. The Credit Facility, under certain circumstances, requires the Company to make mandatory prepayments and commitment reductions and to comply with certain covenants, including financial ratios and maintenance tests. In addition, the Company may make optional prepayments and commitment reductions pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility will accrue interest, at the option of the Company, at either a base rate plus an applicable margin of up to 2.0% or a eurodollar rate plus an applicable margin of up to 3.0%. The Credit Facility is secured by the assets of the Company and contains certain financial ratios and maintenance tests. On December 31, 1998, the Company was in compliance with all applicable ratios.

         The Company currently estimates that the cash generated from operations and available borrowings under the Credit Facility will be sufficient to finance its current operations, planned capital expenditure requirements, and the costs associated with first phase of the Tennessee development project. The Company intends to fund its portion of the Joint Venture with Greenwood New Jersey, Inc. (up to $28.75 million) from cash on hand, available credit lines and other financing. There can be no assurance, however, that the Company will not be required to seek additional capital, in addition to that available from the foregoing sources. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or, if available, on terms acceptable to the Company.


Year 2000 Compliance

         The "Year 2000 issue" is typically the result of software and hardware being written using two digits rather than four to define the applicable year. If the Company's software and hardware with date-sensitive functions are not Year 2000 compliant, these systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, interruptions in pari-mutuel wagering or the inability to operate the Company's video lottery machines.

         The Company, has been and is currently conducting a review of all systems and contacting all software suppliers to determine major areas of exposure to Year 2000 issues. The Company believes that, with minor modifications and testing of its systems, the Year 2000 issue will not pose a significant operations problem. The Company is using its internal resources to reprogram or replace and test its software for Year 2000 modifications. If the Company is unable to make the required modifications to existing software or convert to new software in a timely manner, the Year 2000 issue could have a material adverse impact on the Company's operations.

         The Company has initiated formal communication with significant suppliers and third party vendors to determine the extent to which the Company's operations are vulnerable to those third parties failure to remediate their own Year 2000 hardware and software issues. Most of these parties state that they intend to be Year 2000 compliant by 2000. In the event that any of the Company's significant suppliers are unable to become Year 2000 compliant, the Company's business or operations could be adversely affected. There can be no assurance that the systems of other companies on which the Company relies will be compliant by the year 2000 and would not have an adverse effect on operations.

         The Company does not expect the total cost associated with required modifications to become Year 2000 compliant to be material to its financial position.

         The Company has not yet fully developed a comprehensive contingency plan addressing situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Contingency plan development is in process and the Company expects to finalize its plan during the remainder of 1999. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of the Company's debt obligations at December 31, 1998 were fixed rate obligations, and Management, therefore, does not believe that the Company has any material market risk from its debt obligations.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                                                          Page No.
                  Report of Independent Certified Public Accountants                                          27
                  Consolidated financial statements
                      Balance sheets                                                                       28-29
                      Statements of income                                                                 30-31
                      Statements of shareholders' equity                                                      32
                      Statements of cash flows                                                             33-34
                  Notes to consolidated financial statements                                               35-55

Report of Independent Certified Public Accountants



Penn National Gaming, Inc.
  and Subsidiaries
Wyomissing, Pennsylvania

We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn National Gaming, Inc. and Subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Philadelphia,  Pennsylvania               \s\BDO Seidman,  LLP
February 26, 1999,  except for            --------------------
Note 11 which is as of March 23, 1999        BDO Seidman, LLP

                   Penn National Gaming, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

December 31,                                                                            1997               1998
                                                                                 ---------------------------------
Assets

Current assets
     Cash and cash equivalents                                                     $    21,854        $     6,826
     Accounts receivable                                                                 2,257              3,840
     Prepaid expenses and other current assets                                           1,441              2,131
     Deferred income taxes                                                                 469                458
     Prepaid income taxes                                                                3,003                859
                                                                                 ---------------------------------

Total current assets                                                                    29,024             14,114
                                                                                 ---------------------------------

Property, plant and equipment, at cost
     Land and improvements                                                              24,643             26,969
     Building and improvements                                                          56,298             66,918
     Furniture, fixtures and equipment                                                  13,847             29,772
     Transportation equipment                                                              490                527
     Leasehold improvements                                                              6,778              9,579
     Leased equipment under capitalized lease                                              824                824
     Construction in progress                                                           11,288              1,847
                                                                                 ---------------------------------

                                                                                       114,168            136,436
     Less accumulated depreciation and amortization                                     11,007             15,684
                                                                                 ---------------------------------

Net property, plant and equipment                                                      103,161            120,752
                                                                                 ---------------------------------

Other assets
     Excess of cost  over  fair  market  value of net  assets  acquired  (net of accumulated amortization of $1,389 and $2,002,
         respectively)                                                                  23,055             22,442
     Deferred financing costs                                                            3,014              2,403
     Miscellaneous                                                                         624              1,087
                                                                                 ---------------------------------

Total other assets                                                                      26,693             25,932
                                                                                 ---------------------------------

                                                                                   $   158,878        $   160,798
                                                                                 ---------------------------------

               See accompanying summary of significant accounting
            policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

December 31,                                                                              1997               1998
                                                                                 ---------------------------------
Liabilities and Shareholders' Equity

Current liabilities
     Current maturities of long-term debt and
         capital lease obligations                                                 $       204        $       168
     Accounts payable                                                                    7,405              6,217
     Purses due horsemen                                                                    --                887
     Uncashed pari-mutuel tickets                                                        1,504              1,597
     Accrued expenses                                                                    2,427              1,063
     Accrued interest                                                                      326                468
     Accrued salaries and wages                                                            813                752
     Customer deposits                                                                     470                548
     Taxes, other than income taxes                                                        649                503
                                                                                 ---------------------------------

Total current liabilities                                                               13,798             12,203
                                                                                 ---------------------------------

Long-term liabilities
     Long-term debt and capital lease obligations,
         net of current maturities                                                      80,132             78,088
     Deferred income taxes                                                              11,092             11,471
                                                                                 ---------------------------------

Total long-term liabilities                                                             91,224             89,559
                                                                                 ---------------------------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, $.01 par value, authorized 1,000,000 shares;
         issued none                                                                        --                 --
     Common stock, $.01 par value, authorized 20,000,000 shares;
         issued 15,152,580 and 15,164,080, respectively                                    152                152
     Treasury stock, 424,700 shares at cost                                                 --             (2,379)
     Additional paid-in capital                                                         37,969             38,025
     Retained earnings                                                                  15,735             23,238
                                                                                 ---------------------------------

Total shareholders' equity                                                              53,856             59,036
                                                                                 ---------------------------------

                                                                                   $   158,878        $   160,798
                                                                                 ---------------------------------

               See accompanying summary of significant accounting
            policies and notes to consolidated financial statements.

                     Penn National Gaming, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)


Year ended December 31,                                                         1996          1997           1998
                                                                      --------------------------------------------

Revenues
     Pari-mutuel revenues
         Live races                                                      $    18,727   $    27,653    $    26,893
         Import simulcasting                                                  32,992        59,810         68,136
         Export simulcasting                                                   3,347         5,279          5,810
     Gaming revenue                                                               --         5,712         37,396
     Admissions, programs and other racing revenues                            4,379         5,678          6,280
     Concessions revenues                                                      3,389         7,404          9,550
                                                                      --------------------------------------------

Total revenues                                                                62,834       111,536        154,065
                                                                      --------------------------------------------

Operating expenses
     Purses, stakes and trophies                                              12,874        22,335         29,141
     Direct salaries, payroll taxes and employee benefits                      8,669        16,200         19,134
     Simulcast expenses                                                        9,215        12,982         13,809
     Pari-mutuel taxes                                                         5,356         9,506          9,281
     Lottery taxes and administration                                             --         1,874         14,749
     Other direct meet expenses                                                8,536        18,087         24,029
     Concessions expenses                                                      2,349         5,605          7,929
     Other operating expenses                                                  4,942         8,735         10,787
     Depreciation and amortization                                             1,433         4,040          5,748
     Site development and restructuring charges                                   --         2,437             --
                                                                      --------------------------------------------

Total operating expenses                                                      53,374       101,801        134,607
                                                                      --------------------------------------------

Income from operations                                                         9,460         9,735         19,458
                                                                      --------------------------------------------

Other income (expenses)
     Interest (expense)                                                         (506)       (4,591)        (8,374)
     Interest income                                                             350           935            825
     Other                                                                        --            (2)           113
                                                                      --------------------------------------------

Total other (expenses)                                                          (156)       (3,658)        (7,436)
                                                                      --------------------------------------------

               See accompanying summary of significant accounting
            policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)


Year ended December 31,                                                         1996          1997           1998
                                                                      --------------------------------------------
Income before income taxes and extraordinary item                        $     9,304   $     6,077    $    12,022

Taxes on income                                                                3,794         2,308          4,519
                                                                      --------------------------------------------

Income before extraordinary item                                               5,510         3,769          7,503

Extraordinary item
     Loss on early extinguishment of debt,
         net of income taxes of $1,001                                            --         1,482             --
                                                                      --------------------------------------------

Net income                                                               $     5,510   $     2,287    $     7,503
                                                                      --------------------------------------------

Per share data
     Basic
         Income per share before extraordinary item                      $       .41   $       .25    $       .50
         Extraordinary item                                                       --           .10             --
                                                                      --------------------------------------------
         Net income per share                                            $       .41   $       .15    $       .50
                                                                      --------------------------------------------
     Diluted
         Income per share before extraordinary item                      $       .40   $       .24    $       .49
         Extraordinary item                                                       --           .09             --
                                                                      --------------------------------------------
         Net income per share                                            $       .40   $       .15    $       .49
                                                                      --------------------------------------------

Weighted shares outstanding
     Basic                                                                    13,302        14,925         15,015
     Diluted                                                                  13,822        15,458         15,374
                                                                      --------------------------------------------

               See accompanying summary of significant accounting
            policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                                                 Additional
                                                 Common Stock       Treasury        Paid-In        Retained
                                                   Shares   Amount     Stock        Capital        Earnings       Total
                                             ---------------------------------------------------------------------------
Balance, January 1, 1996                       12,945,000     $ 43     $  --        $12,821    $      7,938     $20,802

Issuance of common stock                          410,290        4        --          1,565              --       1,569

Stock splits                                           --       87        --            (87)            --          --

Net income for the year                                --       --        --             --           5,510       5,510
                                             ---------------------------------------------------------------------------

Balance, December 31, 1996                     13,355,290      134        --         14,299          13,448      27,881

Issuance of common stock                        1,725,000       17        --         22,914              --      22,931

Exercise of stock options and warrants             72,290        1        --            154              --         155

Tax benefit related to
     stock options exercised                           --       --        --            602              --         602

Net income for the year                                --       --        --             --           2,287       2,287
                                             ---------------------------------------------------------------------------

Balance, December 31, 1997                     15,152,580      152        --         37,969          15,735      53,856

Exercise of stock options and warrants             11,500       --        --             56              --          56

Acquisition of treasury stock                          --       --   (2,379)             --              --      (2,379)

Net income for the year                                --       --        --             --           7,503       7,503
                                             ---------------------------------------------------------------------------

Balance, December 31, 1998                     15,164,080     $152  $(2,379)       $ 38,025    $     23,238     $59,036
                                             ---------------------------------------------------------------------------

               See accompanying summary of significant accounting
            policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

Year ended December 31,                                                         1996          1997           1998
                                                                      --------------------------------------------
Cash flows from operating activities
     Net income                                                          $     5,510   $     2,287    $     7,503
     Adjustments to reconcile net income to net cash
         provided by operating activities
              Depreciation and amortization                                    1,433         4,040          5,748
              Write-off of deferred financing costs                               --            --            376
              Extraordinary loss relating to early
                  extinguishment of debt, before income
                  tax benefit                                                     --         2,483             --
              Deferred income taxes (benefit)                                    228           (97)           390
              Decrease (increase) in
                  Accounts receivable                                         (1,870)        2,036         (1,583)
                  Prepaid expenses and other current assets                      871           111           (690)
                  Prepaid income taxes                                            --        (3,003)         2,144
                  Miscellaneous other assets                                    (255)         (258)          (463)
              Increase (decrease) in
                  Accounts payable                                             1,288         2,339         (1,188)
                  Purses due horsemen                                           (248)       (1,421)           887
                  Uncashed pari-mutuel tickets                                   632           168             93
                  Accrued expenses                                               726         1,155         (1,364)
                  Accrued interest                                               101           225            142
                  Accrued salaries and wages                                     265           306            (61)
                  Customer deposits                                              105            50             78
                  Taxes,other than income taxes                                  146           257           (146)
                  Income taxes                                                  (985)           --             --
                                                                      --------------------------------------------

Net cash provided by operating activities                                      7,947        10,678         11,866
                                                                      --------------------------------------------

Cash flows from investing activities
     Expenditures for property, plant and equipment                           (6,995)      (29,196)       (22,333)
     Acquisition of business, net of cash acquired                           (47,320)      (18,248)            --
     (Increase) in prepaid acquisition costs                                  (1,514)         (176)            --
                                                                      --------------------------------------------

Net cash (used in) investing activities                                      (55,829)      (47,620)       (22,333)
                                                                      --------------------------------------------

                   Penn National Gaming, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

Year ended December 31,                                                         1996          1997           1998
                                                                      --------------------------------------------
Cash flows from financing activities
     Proceeds from sale of common stock                                  $     1,569   $    23,086    $        56
     Acquisition of treasury stock                                                --            --         (2,379)
     Tax benefit related to stock options exercised                               --           602             --
     Proceeds from long-term debt                                             47,000       111,167          9,000
     Principal payments on long-term debt
         and capital lease obligations                                          (123)      (78,348)       (11,080)
     (Increase) in unamortized financing costs                                (2,444)       (3,345)          (158)
                                                                      --------------------------------------------

Net cash provided (used) by financing activities                              46,002        53,162         (4,561)
                                                                      --------------------------------------------

Net (decrease) increase in cash and cash equivalents                          (1,880)       16,220        (15,028)

Cash and cash equivalents at beginning of period                               7,514         5,634         21,854
                                                                      --------------------------------------------

Cash and cash equivalents at end of period                               $     5,634   $    21,854    $     6,826
                                                                      --------------------------------------------

               See accompanying summary of significant accounting
            policies and notes to consolidated financial statements.

1.      Summary of                 Basis of Presentation
        Significant
        Accounting                 The  consolidated  financial  statements
        Policies                   include the accounts of Penn  National
                                   Gaming,   Inc.  and  its   subsidiaries
                                   (collectively   the  "Company").   All
                                   significant    intercompany    accounts   and
                                   transactions    have   been   eliminated   in
                                   consolidation. Certain prior years' amounts have been reclassified to conform to the 1998 presentation.

                                   Description of Business

                                   The Company provides pari-mutuel wagering opportunities on both live and simulcast thoroughbred and harness horse races at two racetracks and ten off-track wagering facilities ("OTWs") located in Pennsylvania and pari-mutuel wagering opportunities and video gaming machines at Charles Town Races, the Company's Charles Town, West Virginia thoroughbred racetrack. In March 1998, the Company opened OTW facilities in Hazleton and Carbondale, Pennsylvania and acquired its tenth OTW facility in Johnstown, Pennsylvania from Ladbroke Racing Management-Pennsylvania ("Ladbroke") in September 1998. The Company's sole operating segment is gaming activities.

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

                                                  Export   simulcasting   -  The
                                                  Company's share of wagering at
                                                  out-of-state locations on live
                                                  races    conducted    by   the
                                                  Company.

                                                  Gaming revenue - The Company's
                                                  share  of  net  winnings  from
                                                  gaming wins and losses.


                    A summary of pari-mutuel wagering for the
                        periods indicated is as follows:


Year ended December 31,                     1996          1997           1998
--------------------------------------------------------------------------------


                                                                  (in thousands)
Pari-mutuel wagering on
    the Company's live races         $    89,327    $  128,090    $   122,686
Pari-mutuel wagering on
    simulcasting
    Import simulcasting from
         other racetracks                170,814       298,459        336,191
    Export simulcasting to out
         of Pennsylvania
         wagering facilities             112,871       176,287        194,772
                                  --------------------------------------------

Total pari-mutuel wagering           $   373,012    $  602,836    $   653,649

                                   Racing Meet

                                   The racing seasons, under the management of the Company, for the past three years consisted of the following number of live race days:

Year ended December 31,                     1996          1997      1998
--------------------------------------------------------------------------------

Penn National Race Course                    206           212      206

Pocono Downs                                  --           134      135

Charles Town Races                            --           159      206


                                   Depreciation and Amortization

                                   Depreciation of property, plant and equipment and amortization of leasehold improvements are computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their estimated useful lives. Depreciation and amortization for the years ended December 31, 1996, 1997 and 1998 amounted to $1,301,000, $3,193,000 and
                                   $4,705,000, respectively.

                                   The excess of cost over fair value of net assets acquired is being amortized on the straight-line method over a forty-year period. Amortization expense for 1996, 1997 and 1998 amounted to $98,000, $578,000 and
                                   $613,000, respectively. The Company evaluates the recoverability of the goodwill quarterly, or more frequently whenever events and circumstances warrant revised estimates and considers whether the goodwill should be completely or partially written off or the amortization period accelerated.

                                   The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicates that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 1998, the Company has determined that no impairment has occurred.

                                   Deferred financing costs are charged to operations over the life of the underlying indebtedness. Amortization of deferred financing costs for 1996, 1997 and 1998 amounted to $34,000, $269,000 and $430,000, respectively.

                                   Income Taxes

                                   The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

                                   Net Income Per Common Share

                                   Basic net income per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net income per share reflects the potential dilution of securities that could share in the net income of the Company which consist of stock options and warrants (using the treasury stock method).

                                   Deferred Financing Costs

                                   Deferred financing costs which are incurred by the Company in connection with debt are charged to operations over the life of the underlying indebtedness using the interest method, adjusted to give effect to any early repayments.

                                   Concentration of Credit Risk

                                   Financial   instruments   which   potentially
                                   subject the Company to credit risk consist of cash equivalents and accounts receivable.

                                   The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. At December 31, 1998, the Company had bank deposits which exceeded federally insured limits by approximately $3,298,000 and money market and tax-free bond funds of approximately $975,000. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. The Company's receivables consist principally of amounts due from other racetracks and
                                   OTWs. Historically, the Company has not incurred any significant credit-related losses.

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

                                   Recent Accounting Pronouncements

                                   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

                                   The Company has no comprehensive income items as required by Statement of Financial Accounting Standards No. 130, "Comprehensive Income".

2.      Acquisitions               Pocono Downs Acquisition

                                   On November 27, 1996, the Company purchased all of the capital stock of The Plains Company and the limited partnership interests in The Plains Company's affiliated entities (together, "Pocono Downs") for an aggregate purchase price of $48.2 million plus acquisition-related fees and expenses of $730,000. Pocono Downs conducts live harness racing at the harness racetrack located outside Wilkes-Barre, Pennsylvania, export simulcasting of Pocono Downs races to locations throughout the United States, pari-mutuel wagering at Pocono Downs and at OTWs in Allentown, Erie, Carbondale and Hazleton, Pennsylvania on Pocono Downs races and on import simulcast races from other racetracks, and telephone account wagering on live and import simulcast races.

                                   The Pocono Downs acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The balance of the purchase price was recorded at cost over net assets acquired as goodwill, approximately $10.4 million, and is being amortized over forty years on a straight-line basis. The Company recorded an additional increase to goodwill of approximately $9.7 million and a corresponding increase to a deferred tax liability, representing the difference between the financial and tax bases of certain assets acquired. The results of operations of Pocono Downs have been included in the Company's consolidated financial statements since the effective date of the acquisition. The Company used its credit facility (see Note 3) and cash of Pocono Downs to fund the acquisition. Pursuant to the terms of the Pocono Downs purchase agreement, the Company will be required to pay the sellers of Pocono Downs an additional $10 million if, within five years after the consummation of the Pocono Downs acquisition, Pennsylvania authorizes any additional form of gaming in which the Company may participate. The $10 million payment would be payable in annual installments of $2 million for five years, beginning on the date that the Company first offers such additional form of gaming.

                                   Charles Town Acquisition

                                   On February 26, 1996, the Company entered into a joint venture agreement (the "Charles Town Joint Venture") with Bryant Development Company and its affiliates ("Bryant"), the holder of an option to purchase substantially all of the assets of Charles Town Racing Limited Partnership and Charles Town Races, Inc. (together, "Charles Town") relating to the Charles Town Race Track and Shenandoah Downs (together, the "Charles Town Entertainment Complex") in Jefferson County, West Virginia. In connection with the Charles Town Joint Venture agreement, Bryant assigned the option to the Charles Town Joint Venture. In November 1996, the Charles Town Joint Venture and Charles Town entered into an amended and restated option agreement. On November 5, 1996, Jefferson County, West Virginia approved a referendum permitting installation of gaming machines at the Charles Town Entertainment Complex. On January 15, 1997, the Charles Town Joint Venture acquired substantially all of the assets of Charles Town for approximately $16.0 million plus acquisition-related fees and expenses of approximately $2.2 million. Pursuant to the original operating agreement governing the Charles Town Joint Venture, the

                                   Company held an 80% ownership interest in the Charles Town Joint Venture and was obligated to contribute 80% of the purchase price of the Charles Town acquisition and 80% of the cost of refurbishing the Charles Town Entertainment Complex. In consideration of the fact that the Company contributed 100% of the purchase price of the Charles Town acquisition and 100% of the cost of refurbishing the Charles Town Entertainment Complex, the Company amended its operating agreement with Bryant to, among other things, increase the Company's ownership interest in the Charles Town Joint Venture to 89% and decrease Bryant's interest to 11%. In addition, the amendment provided that the entire amount the Company has contributed to the Charles Town Joint Venture for the acquisition and refurbishment of the Charles Town Entertainment Complex would be treated, as between the parties, as a loan to the Charles Town Joint Venture from the Company. Accordingly, prior to the distribution of any future profits pursuant to the Charles Town Joint Venture, the Company must be repaid in full all such contributions or loans, plus accrued interest, which as of December 31, 1998 amounted to $52.0 million.

                                   Bryant had acquired its option from Showboat Operating Company ("Showboat"). Showboat has retained an option (the "Showboat Option") to operate any casino at the Charles Town Entertainment Complex in return for a management fee (to be negotiated at the time, based on rates payable for similar properties) and a right of first refusal to purchase or lease the site of any casino at the Charles Town Entertainment Complex proposed to be leased or sold and to purchase any interest proposed to be sold in any such casino on the same terms offered by a third party or otherwise negotiated with the Charles Town Joint Venture. The rights retained by Showboat under the Showboat Option extend for a period of five years from November 6, 1996, the date that the Charles Town Joint Venture exercised its option to purchase the Charles Town Races, and expires thereafter unless legislation to permit casino gaming at the Charles Town Entertainment Complex has been adopted prior to the end of the five-year period. If such legislation has been adopted prior to such time, then the rights of Showboat continue for a reasonable time (not less than 24 months) to permit completion of negotiations.

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

                                   The Charles Town Joint Venture refurbished and reopened the Charles Town Entertainment Complex as an entertainment complex that features live racing, dining, simulcast wagering and, effective September 1997, the operation of gaming machines. The cost of the refurbishment was approximately $27.8 million inclusive of $614,000 of capitalized interest and exclusive of the costs of the gaming machines.

                                   The Charles Town acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The balance of the purchase price was recorded as cost over net assets acquired as goodwill, approximately $1.7 million, and is being amortized over forty years on a straight-line basis. The Company used its credit facility (see Note 3) and cash from operations to fund the acquisition.

                                   The results of operations of Charles Town have been included in the Company's consolidated financial statements since January 15, 1997, the effective date of the acquisition.


3. Long-Term Debt          Long-term debt and capital lease obligations are as
   and Capital Lease       follows:
   Obligations

                                     December 31,                                           1997          1998
                                                                                        --------------------------
                                                                                                     (In thousands)

                                  Long-term debt
                                       $80 million Senior Notes,
                                         due December 15, 2004 with interest at
                                         10.625% per annum payable semi-annually on
                                         June 15 and December 15, commencing
                                         June 15, 1998.  The notes are unsecured and
                                         are unconditionally guaranteed by certain
                                         subsidiaries of the Company                     $  80,000    $  69,000

                                       Revolving credit facility payable to a bank
                                         group (see additional information below
                                         under Credit Facilities)                               --        9,000

                                       Other notes payable                                     279          246

                                  Capital lease obligations                                     57           10
                                                                                      --------------------------

                                                                                            80,336       78,256
                                  Less current maturities                                      204          168
                                                                                      --------------------------

                                                                                         $  80,132    $  78,088
                                                                                      --------------------------

                                   Credit Facilities

                                   At December 31, 1998, the Company was contingently obligated under letters of credit with face amounts aggregating $1,886,000. These amounts consisted of $1,786,000 relating to the horsemens' account balances and $100,000 for Pennsylvania pari-mutuel taxes.

                                   In November 1996, the Company entered into an agreement with a bank group which provides an aggregate of $75 million of credit facilities, which included a $5 million revolving credit facility (the "Credit Facility"). Simultaneously with the closing of the Credit Facility, the Company repaid amounts outstanding under its old credit facility and replaced it. The Credit Facility consisted of two term loan facilities of $47 million and $23 million (together, the "Term Loans") which were used for the Pocono Downs and Charles Town acquisitions, respectively, and which were used for a portion of the cost of refurbishment of the Charles Town Entertainment Complex, and a revolving credit facility of $5 million (together, the
                                   "Loans"). The Term Loans were repaid in December 1997 with the proceeds of the Company's debt offering. See "Debt Offering" hereinafter. At such time, the Credit Facility was amended and restated to provide for a $12 million revolving credit facility, including a $3 million sublimit for standby letters of credit, which matures in December 2002.

                                   On January 28, 1999, the Company entered into a second amendment and restatement of the Credit Facility. The Credit Facility, as amended, provides for a $20 million revolving credit facility, including a $3 million sublimit for standby letters of credit and a $5 million term loan. Under the terms of the Credit Facility, as amended, the Company borrowed an additional $11.5 million, of which $11.2 million of the proceeds was used to finance its share of the New Jersey Joint Venture (see Note 4). The revolving credit facility is secured by substantially all of the assets of the Company, except for the assets of the Charles Town facility. The revolving credit facility provides for certain covenants, including those of a financial nature.

                                   At the Company's option, the revolving facility may bear interest at the highest of:
                                   (1) 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate,
                                   (2) the rate that the bank group announces from time to time as its prime lending rate and (3) 1/2 of 1% in excess of the federal funds rate plus an applicable margin of up to 2% or the revolving facility may also bear interest at a rate tied to a eurodollar rate plus an applicable margin of up to 3%. The outstanding amount under this credit facility as of December 31, 1998 was $9.0 million at an interest rate of 7.8125%.

                                   Mandatory repayments of the revolving facility are required in an amount equal to a percentage of the net cash proceeds from any issuance or incurrence of equity or funded debt by the Company, that percentage to be dependent upon the then outstanding balance of the revolving facility and the Company's leverage ratio. Mandatory repayments of varying percentages are also required in the event of either asset sales in excess of stipulated amounts or defined excess cash flow.

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

                                   The notes are general unsecured senior obligations of the Company and rank equally in right of payment to any existing and future unsubordinated indebtedness of the Company and senior in right of payment with all existing and future subordinated indebtedness of the Company. The notes are unconditionally guaranteed (the "Guarantees") on a senior basis by certain of the Company's existing subsidiaries (the "Subsidiary Guarantors"). The Guarantees are general unsecured obligations of the Subsidiary Guarantors and rank equally in right of payment to any unsubordinated indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all other subordinated obligations of the Subsidiary Guarantors. The notes are effectively subordinated in right of payment to all secured indebtedness of the Company, including indebtedness incurred under the amended $20 million revolving credit facility.

                                   On September 3, 1998, the Company repurchased $11 million of the 10.625% Senior Notes due 2004 at 97.25% of the principal amount ($10,697,500) plus accrued interest of
                                   $253,229 in public market trading. In conjunction with the repurchase of the notes, the Company recorded a write-off of deferred financing costs associated with this portion of the long-term debt. The extinguishment of these notes did not result in any material net loss.

                                   The following is a schedule of future minimum lease payments under capitalized leases and repayments of long-term debt as of December 31, 1998:

                                                                                              Term
                                                                                             Loans
                                                                                               and
                                                                           Capitalized       Notes
                                  December 31,                                Leases       Payable        Total
                                                                         ---------------------------------------
                                                                                                  (In thousands)
                                      1999                               $        10  $        158  $       168
                                      2000                                        --            34           34
                                      2001                                        --            37           37
                                      2002                                        --         9,017        9,017
                                      2003                                        --            --           --
                                      Thereafter                                  --        69,000       69,000
                                                                         ---------------------------------------

                                  Total minimum payments                          10        78,246       78,256
                                  Less interest discount amount                   --            --           --
                                                                         ---------------------------------------

                                  Total present value of net
                                      minimum lease payments and total
                                      notes payable                               10        78,246       78,256
                                  Current maturities                              10           158          168
                                                                         ---------------------------------------

                                  Total noncurrent maturities            $        --  $     78,088  $    78,088
                                                                         ---------------------------------------

                                   On February 18, 1997, the Company completed a secondary public offering of 1,725,000 shares of common stock and used $19 million of the $23 million proceeds therefrom to reduce the then outstanding Term Loan amounts (see Note
                                   7).

4.      Commitments                Operating Agreements
        and
        Contingencies              In November  1997,  the Company  signed a new
                                   Totalisator  services and equipment agreement
                                   for all of its subsidiaries. The agreement is
                                   for five years,  expiring on March 31,  2003.
                                   The  new   agreement   provides   for  annual
                                   payments based on a specified percentage of the total amount wagered at the Company's facilities with a minimum annual payment of $1,475,000.

                                   The Company is also liable under numerous operating leases for automobiles, other equipment and buildings, which expire through 2004. Total rental expense under these agreements was $1,001,000, $807,000 and
                                   $1,169,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

                                   The future lease commitments relating to noncancelable operating leases as of December 31, 1998 are as follows:

                                                               (In thousands)

                                      1999                        $   1,369
                                      2000                            1,370
                                      2001                            1,286
                                      2002                            1,052
                                      2003                              957
                                      Thereafter                      2,339
                                                               -------------
                                                                  $   8,373
                                                               -------------

                                   In June 1997, the Charles Town Joint Venture, which is operated as PNGI Charles Town Gaming, LLC, an 89% subsidiary of the
                                   Company, entered into an agreement (the "GTECH Agreement") with GTECH relating to the lease, installation and service of a video lottery system ("VLS") at the Charles Town Entertainment Complex. The GTECH Agreement included a minimum annual fee of $4.3 million if more than 799 gaming machines were placed in operation. Due to significant economic benefits to the Company, on November 18, 1998 the Company entered into an agreement to purchase GTECH's assets and rights related to the provision of gaming technology at Charles Town Races. Under the terms of the agreement, the Company assumed the ownership and operation of the 799 gaming machines and the central monitoring system for consideration of $12.9 million.

                                   Employment and Consulting Agreements

                                   The Company has employment agreements with its Chairman and Chief Financial Officer at annual base salaries of $225,000 and $95,000, respectively. The agreements became effective June 1, 1994 and, as amended, terminate on June 30, 1999. Each agreement prohibits the employee from competing with the Company during its term and for one year thereafter, and requires a death benefit payment by the Company equal to 50% of the employee's annual salary in effect at the time of death.

                                   The Company signed a consulting agreement with its former Chairman expiring in August 1999 at an annual payment of $125,000. On July 1, 1998, the consulting agreement was amended to increase the annual payment to $135,000.

                                   The Company has an employment agreement with its President and Chief Operating Officer at an annual base salary of $210,000. The agreement was to terminate on June 12, 1998, but has been extended until June 12, 1999. The agreement prohibits the employee from competing with the Company during its term and for two years thereafter, and requires a death benefit payment by the Company equal to 50% of the employee's annual salary in effect at the time of his death.

                                   The Company has two profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code, The Penn National Gaming, Inc. Profit Sharing Plan (the Penn National 401(k) Plan") and the Pocono Downs, Inc. Profit Sharing Plan (the "Pocono Downs 401(k) Plan"), that cover all eligible employees who are not members of a bargaining unit. Both plans enable employees choosing to participate to defer a portion of their salary in a retirement fund to be administered by the Company. The Company's contributions to the Penn National 401(k) Plan are set at 50% of employees elective salary deferrals which may be made up to a maximum of 6% of employee compensation. The Company has no obligation to contribute to the Pocono Downs 401(k) plan. However, for the years ended December 31, 1996, 1997, and 1998, the Company has made discretionary contributions to the Pocono Downs 401(k) Plan based upon a percentage of the employee elective deferrals which may be made up to a maximum of 15% of employee compensation. The Company made contributions to these plans of approximately $89,000, $145,000 and $172,000 for the years ended December 31, 1996, 1997, and 1998, respectively. Charles Town has a defined contribution plan covering substantially all of its employees. Charles Town makes monthly contributions equal to the amount accrued for retirement expense, which is calculated as .25% of the daily mutual handle and .5% of the net video lottery revenues. Total contributions for the years ended December 31, 1997 and 1998 were $114,000 and $185,000, respectively.

                                   On December 31, 1998, the Company merged the Pocono Downs, Inc. Profit Sharing Plan into the Penn National Gaming, Inc. 401(k) Plan and spun off the assets into the non-bargaining unit employees in the Charles Town Races Future Services Retirement Plan and merged those assets into the Penn National 401(k) Plan. The results of the merger is that the Company operates the Penn National 401(k) Plan for all non-bargaining unit employees at all locations while the Charles Town Races Future Services Retirement Plan is for bargaining unit employees at the Charles Town facility.

                                   OTW and Operating Facilities

                                   On July 7, 1998, the Company entered into an agreement with Ladbroke to purchase their Johnstown, Pennsylvania OTW facility. The agreement provided for a purchase price of $1,225,000 for the assignment of the facility lease and the sale of assets and was subject to numerous contingencies, including approval by the Pennsylvania State Horse Racing Commission. Approval for the sale and transfer of the Johnstown OTW was received from the Harness Racing Commission on August 14, 1998 and the Pennsylvania State Horse Racing Commission on August 20, 1998. Under the terms of the agreements, the Company sub-leased the facility from Ladbroke and operated the facility from September 1, 1998, the effective date of the agreement, through December 30, 1998, the closing date of the agreement, for $12,500 per month, at which time the Company assumed full rights and ownership of the facility.

                                   On July 14, 1998, the Company entered into a lease agreement for an OTW facility in East Stroudsburg. The lease is for approximately 14,000 square feet at the Eagle's Glen Shopping Plaza located in East Stroudsburg, Pennsylvania. The initial term of the lease is for ten years with two additional five-year renewal options available. The agreement is subject to numerous contingencies, including approval by the Harness Racing Commission. On November 6, 1998, the Company submitted its application for such approval. If approved by the Harness Racing Commission, the Company expects to spend approximately $2 million to have the facility constructed and operational by the end of 1999.

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

                                   Potential Tennessee Development Project

                                   In June 1997, the Company acquired twelve one-month options to purchase approximately 100 acres of land in Memphis, Tennessee. Since such time, the Company, through its subsidiary, Tennessee Downs, Inc. ("Tennessee Downs"), has pursued the development of a harness track and simulcast facility, which is located in the northeastern section of
                                   Memphis   (the "Tennessee Development
                                   Project"). The Company
                                   submitted an application to the Tennessee State Racing Commission (the "Tennessee Commission") in October 1997 for an initial license for the development and operation of a harness track and OTW facility at this site. A land use plan for the construction of a 5/8-mile harness track, clubhouse and grandstand area was approved in October 1997 by the Land Use Hearing Board for the City of Memphis and County of Shelby. Tennessee Downs was determined to be financially suitable by the Tennessee Commission and a public comment hearing before the Tennessee Commission was held in November 1997. In December 1997, the Company received the necessary zoning and land development approvals from the Memphis City Council. In April 1998, the Tennessee Commission granted a license to the Company, which would expire on the earlier of: (i) December 31, 2000 or (ii) the expiration of Tennessee Commission's term on June 30, 1998, if such term was not extended by the Tennessee Commission. On May 1, 1998, the Tennessee State Legislature voted against extending the life of the Tennessee Commission, allowing the Tennessee Commission's term to expire on June 30, 1998. The Tennessee Commission held a meeting on
                                   May 29, 1998 at which it rejected the Company's request: (i) to grant the Company an extended timeframe for the effectiveness of its racing license; (ii) for racing days for the period ending December 31, 2000; and
                                   (iii) to operate a temporary simulcast facility. On July 28, 1998, the Company filed for a preliminary injunction and a declaratory ruling on the legal status of racing in Memphis. On November 23, 1998, the court ruled that the Racing Control Act had not been repealed and cannot be repealed by implication by dissolving the Tennessee Commission. It is the opinion of the court that because the Racing Control Act is still in force, horse-racing and pari-mutuel betting is a legal unregulated activity in Tennessee. This opinion has been appealed by the Tennessee Attorney General. The Company intends to continue its efforts to develop and operate a harness track in Tennessee. Costs incurred as of December 31, 1998 regarding the Tennessee license amounted to $489,000 and are presented in prepaid expenses and other current assets.


                                   New Jersey Joint Venture

                                   On January 28, 1999, pursuant to a First Amendment to an Asset Purchase Agreement by, between and among Greenwood New Jersey, Inc. ("Greenwood"), International Thoroughbred
                                   Breeders, Inc., Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc., the original parties to an Asset Purchase Agreement entered into as of July 2, 1998, and the Company (the "Agreement"), and pursuant to which the Company entered into a joint venture ("Joint Venture"), the Company, along with its Joint Venture partner, Greenwood, agreed to purchase certain assets of the Garden State Race Track and Freehold Raceway, both located in New Jersey (the
                                   "Acquisition").     46

                                   The purchase price for the Acquisition is approximately $46 million (subject to reduction of up to approximately $1 million based upon the resolution of certain disputed items, for which amounts have been placed in escrow). The purchase price will consist of $23 million in cash and $23 million pursuant to two deferred purchase price promissory notes in the amount of $22 million and $1 million each. The Company is responsible for 50% of the purchase price. The parties to the Joint Venture are also contingently liable to the sellers in amounts not to exceed a total of $10 million, if the Joint Venture receives various approvals for off-track wagering or phone betting.

                                   The Joint Venture is contingent upon, among other things, the Company obtaining approvals necessary to effect the Joint Venture, which approvals include: (i) full and complete New Jersey regulatory approval (including but not limited to approval of the New Jersey Racing Commission); (ii) Hart Scott Rodino compliance; and (iii) the written consent of a majority of the holders of its $80 million Senior Notes issued December 17, 1997 to any necessary modification to the Indenture dated December 12, 1997 to permit the Company's investment in the Joint Venture. At the initial closing of the Acquisition on January 28, 1999, the Company loaned FR Park Racing, LP, a New Jersey limited partnership, $11,250,000 (at the Company's effective borrowing rate as specified in Note 3 under "Credit Facilities"), which is secured by certain assets. After obtaining the above approvals, the Company will invest an additional $11,750,000 into the Joint Venture with a portion of this amount being treated as capital and the balance as debt. The Company will have a 50% interest in the Joint Venture.

5. Income Taxes
            The provision for income taxes charged to operations was as follows:

                                  Year ended December 31,                        1996         1997         1998
                                  --------------------------------------------------------------------------------
                                                                                                 (in thousands)
                                  Current tax expense
                                      Federal                               $   2,686    $   2,006    $   3,374
                                      State                                       880          399          755
                                                                         ---------------------------------------

                                  Total current                                 3,566        2,405        4,129
                                                                         ---------------------------------------

                                  Deferred tax expense (benefit)
                                      Federal                                     178          (56 )        378
                                      State                                        50          (41 )         12
                                                                         ---------------------------------------

                                  Total deferred                                  228          (97 )        390
                                                                         ---------------------------------------

                                  Total provision                           $   3,794    $   2,308    $   4,519
                                                                         ---------------------------------------

       Deferred  tax  assets  and   liabilities  are comprised of the following:

     December 31,                                                1997         1998
                                                         --------------------------
                                                                    (in thousands)
     Deferred tax assets
         Reserve for debit balances of
         horsemens' accounts, bad debts
         restructuring charges and
         litigation                                         $     469    $     458
                                                         --------------------------

     Deferred tax liabilities
         Property, plant and equipment                      $  11,092    $  11,471
                                                         --------------------------

      The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the following periods:

     Year ended December 31,                          1996         1997       1998
                                                -----------------------------------
     Percent of pretax income
         Federal tax rate                            34.0%        34.0%      34.0%
         Increase in taxes resulting from
              state and local income taxes,
              net of federal tax benefit              6.6          3.9        4.2
         Permanent difference relating to
              amortization of goodwill                 .2           .9         .4
         Other miscellaneous items                     --          (.8)     (1.0)
                                                -----------------------------------
                                                     40.8%        38.0%      37.6%
                                                -----------------------------------

6.      Supplemental               Cash paid during the year for interest was
        Disclosures of             $506,000, $4,346,000 and $8,192,000
        Cash Flow                  in 1996, 1997 and 1998, respectively.
        Information

                                   Cash paid during the year for income taxes was $2,490,000, $3,649,000 and $4,207,000 in
                                   1996, 1997 and 1998, respectively.

                                   Noncash investing and financing activities were as follows:

                                   During 1996, the Company purchased Pocono Downs for an aggregate purchase price of
                                   $47,320,000, net of cash acquired. In conjunction with the acquisition, liabilities were assumed as follows:

                              Fair value of assets acquired, primarily property,
                                   plant and equipment                             $   53,150,000
                                 Cash paid for the capital stock and the limited
                                   partnership interests                               47,320,000
                                                                                   ------------------
                                  Liabilities assumed                              $    5,830,000
                                                                                   ------------------

                                   During 1996, the Company issued a $250,000 long-term note payable for the incurrence of prepaid Charles Town Acquisition costs.

     7. Common
                                   Stock On February 18, 1997, the Company completed a secondary public offering of 1,725,000 shares of its common stock.
                                   The net proceeds of $23 million were used to reduce $19 million of the Term Loan amounts outstanding under the Credit Facility with the balance of the proceeds used to finance a portion of the cost of the refurbishment of the Charles Town Entertainment
                                   Complex (see Note 2 for Acquisitions).

                                   From August 21, 1998 to September 10, 1998, the Company purchased 424,700 shares of its common stock in public market trading. The total cost of these transactions was $2,378,465 or $5.60 per share average price.

                                   In April 1994, the Company's Board of Directors and shareholders adopted and approved the Stock Option Plan (the "Plan"). On April 30, 1997, the shareholders and the Board of Directors approved an increase in the number of authorized shares underlying stock options to be granted from 1,290,000 to 2,000,000 shares. Therefore, the Plan permits the grant of options to purchase up to 2,000,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, and nonqualified stock options which do not so qualify. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in April 2004.

                                   Stock options that expire between August 20, 2000 and August 6, 2008 have been granted to officers and directors to purchase Common Stock at prices ranging from $3.33 to $17.63 per share. All options and warrants were granted at market prices at date of grant. The following table contains information on stock options issued under the Plan for the three-year period ended December 31, 1998:



                                                                                           Exercise
                                                                      Option            Price Range      Average
                                                                      Shares              Per Share        Price
                                                                 ------------------------------------------------
                                  Outstanding at
                                      January 1, 1996                810,000     $     3.33 to 5.58   $     3.82
                                  Granted                            280,000          5.63 to 17.63        12.99
                                  Exercised                         (110,250)                  3.33         3.33
                                                                 ------------

                                  Outstanding at
                                      December 31, 1996              979,750          3.33 to 17.63         9.10
                                  Granted                            100,000         11.50 to 16.63        15.59
                                  Exercised                          (39,250)          3.33 to 5.63         4.01
                                                                 ------------


                                                                                           Exercise
                                                                      Option            Price Range      Average
                                                                      Shares              Per Share        Price
                                                                 ------------------------------------------------

                                  Outstanding at
                                      December 31, 1997            1,040,500          3.33 to 17.63         7.31
                                  Granted                            195,000          6.44 to 15.50         9.06
                                  Exercised                          (11,500)          3.33 to 5.63         4.88
                                  Canceled                           (39,500)         5.63 to 15.50        13.36
                                                                 ------------

                                  Outstanding at
                                      December 31, 1998            1,184,500          3.33 to 17.63         9.50
                                                                 ------------

                                   In addition, 300,000 common stock options were issued to the Chairman outside the Plan on October 23, 1996. These options were issued at $17.63 per share and are exercisable through October 23, 2006.

                                   Exercisable at year-end:

                                                                                       Exercise        Weighted
                                                                Option              Price Range         Average
                                                                Shares                Per Share           Price
                                                          ------------------------------------------------------

                                  1996                         337,250    $       3.33 to 17.63   $        3.71
                                  1997                         653,833            3.33 to 17.63            7.08
                                  1998                       1,034,666            3.33 to 17.63            8.36
                                                          ------------------------------------------------------


                                  Options available for future grant:                                1994 Plan
                                                                                                  -------------

                                  1998                                                                 654,500
                                                                                                  -------------

                                   The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                                 Ranges                 Total
                                                                        --------------------------    ----------

                                                                             $3.33          $5.58         $3.33
                                  Range of exercise prices                to $5.50      to $17.63     to $17.63
                                                                    --------------------------------------------

                                  Outstanding options
                                      Number outstanding at
                                           December 31, 1998               637,250        847,250     1,484,500
                                      Weighted average remaining
                                           contractual life (years)           4.84           6.51          5.79
                                      Weighted average exercise
                                           price                      $       3.84  $       13.75   $      9.50

                                  Exercisable options
                                      Number outstanding at
                                           December 31, 1998               637,250        397,416     1,034,666
                                      Weighted average exercise
                                           price                      $       3.84  $       15.61   $      8.36

                                   Warrants outstanding have been granted to the underwriters of the Company's initial public offering at a price of $4.00 per share which expire on June 2, 1999.

           A  summary   of  the   warrant   transactions follows:

                                                                                      Exercise
                                                                                         Price         Weighted
                                                                       Warrant           Range          Average
                                                                        Shares       Per Share            Price
                                                                   ---------------------------------------------
                                  Warrants outstanding at
                                      January 1, 1996                  495,000   $        4.00    $        4.00
                                  Warrants exercised                  (300,000)           4.00             4.00
                                                                   ------------

                                  Warrants outstanding at
                                      December 31, 1996                195,000            4.00             4.00
                                  Warrants exercised                   (43,000)           4.00             4.00
                                                                   ------------

                                  Warrants outstanding at
                                      December 31, 1997                152,000            4.00             4.00
                                  Warrants exercised                    (3,000)           4.00             4.00
                                                                   ------------

                                  Warrants outstanding
                                      at December 31, 1998             149,000            4.00             4.00
                                                                   ------------

                                   During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with nonemployees was required for all such transactions entered into after December 15, 1994, and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employers" ("APB 25"), uses what is referred to as an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25 for its stock-based employee compensation arrangements. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                  Year ended December 31,                 1996            1997             1998
                                                                   ---------------------------------------------
                                  Net income
                                           As reported           $   5,510,000   $   2,287,000    $   7,503,000
                                           Pro forma                 5,344,000       1,660,000        6,827,000
                                  Basic net income
                                      per share
                                           As reported           $         .41   $         .15    $         .50
                                           Pro forma                       .40             .11              .45
                                  Diluted net income
                                      per share
                                           As reported           $         .40   $         .15    $         .49
                                           Pro forma                       .39             .11              .44

                                         The  fair  value  of  each  option  and
                                         warrant  grant is estimated on the date
                                         of  grant   using   the   Black-Scholes
                                         option-pricing model with the following
                                         weighted  average  assumptions used for
                                         grants in 1996, 1997 and 1998: dividend
                                         yield  of 0%;  expected  volatility  of
                                         20%; risk-free interest rate of 6%; and
                                         expected  lives  of  five  years.   The
                                         effects  of  applying  SFAS 123 in this
                                         pro forma disclosure are not indicative
                                         of  future  amounts.  SFAS 123 does not
                                         apply   to   awards   prior   to  1995.
                                         Additional  awards in future  years are
                                         anticipated.

8.       Shareholder               On May 20,  1998,  the Board of  Directors
         Rights Plan               of the Company authorized  and  declared a
                                   dividend  distribution  of one Preferred
                                   Stock purchase right (the "Rights") for
                                   each  outstanding   share  of  the  Company's
                                   common  stock,  par value $.01 per share (the
                                   "Common Shares"),  payable to shareholders of
                                   record at the close of  business on March 19,
                                   1999.  Each  Right  entitles  the  registered
                                   holder  to  purchase  from  the  Company  one
                                   one-hundredth  of a share (a "Preferred Stock
                                   Fraction"),  or a  combination  of securities
                                   and assets of equivalent value, at a purchase
                                   price of $40.00 per Preferred  Stock Fraction
                                   (the    "Purchase    Price"),    subject   to
                                   adjustment. The description and terms of the Rights are set forth in a Rights Agreement
                                   (the "Rights Agreement") dated March 2, 1999 between the Company and Continental Stock
                                   Transfer and Trust  Company as Rights  Agent.
                                   All terms not otherwise defined herein are used as defined in the Rights Agreement.

                                   The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock (the "Stock Acquisition Date"), announces a tender or exchange offer that will result in such person or group acquiring 20% or more of the outstanding common stock or is a beneficial owner of a substantial amount of Common Shares (at least 10%) whose ownership may have a material adverse impact ("Adverse Person") on the business or prospects of the Company. The Company will be entitled to redeem the Rights at a price of $.01 per Right (payable in cash or stock) at anytime until 10 days following the Stock Acquisition Date or the date on which a person has been determined to be an Adverse Person. If the Company is involved in certain transactions after the Rights become exercisable, a Holder of Rights (other than Rights owned by a shareholder who has acquired 15% or more of the Company's outstanding common stock or is determined to be an Adverse Person, which Rights become void) is entitled to buy a number of the acquiring company's Common Shares or the Company's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. Until a Right is exercised, the holder will have no rights as a stockholder of the Company, including, without limitations, the right to vote as a stockholder or to receive dividends. The Rights are not exercisable until the
                                   Distribution Date and will expire at the close of business on March 18, 2009, unless earlier redeemed or exchanged by the Company.

9.       Loss  From                In 1997,  the  Company  recorded  an
         Retirement                extraordinary  loss of $1,482,000 after taxes
         of Debt                   for the early retirement of debt. The
                                   extraordinary loss consists primarily of
                                   write-offs  of deferred  finance  costs
                                   associated  with the retired  notes and legal
                                   and  bank   fees   relating   to  the   early
                                   extinguishment of the debt.

10.      Site  Development         During 1997, the Company  incurred site
         and Restructuring         development (1,735,000) and restructuring
         Charges                   ($702,000) charges of $2,437,000.  The site
                                   development  charges consist of $800,000
                                   related to the Charles Town Races facility
                                   and $935,000 related to the abandonment of
                                   certain proposed operating sites during 1997.
                                   The restructuring charges primarily consistof
                                   $350,000 in  severance  termination  benefits
                                   and other  charges at the Charles  Town Races
                                   facility;  $300,000 for the  restructuring of
                                   the  Erie,   Pennsylvania  OTW  facility  and
                                   $52,000 of property and equipment written off
                                   in  connection  with the  discontinuation  of
                                   Penn  National  Speedway,   Inc.   operations
                                   during  1997.  These  charges,  net of income
                                   taxes,  decreased  the  1997 net  income  and
                                   diluted  net income  per share by  $1,462,000
                                   and $.09 per share, respectively.

11.     Subsequent                 The  Company's  contract  with the Penn
        Event                      National Race Course Thoroughbred  Horsemen
                                   ("Horsemen") expired on February 15, 1999.
                                   On that date, the Horsemen stopped
                                   live racing at Penn  National Race Course and
                                   withdrew their  permission for the Company to
                                   import simulcast races from other racetracks,
                                   resulting  in the  closure  of Penn  National
                                   Race  Course  and its six OTW  facilities  at
                                   Reading,   Chambersburg,   York,   Lancaster,
                                   Williamsport  and Johnstown.  Effective March
                                   23, 1999,  the parties  signed a new Horsemen
                                   Agreement with an initial term which expires on January 1, 2004.

12. Subsidiary Summarized financial information for years ended December 31, 1998 and 1997 for Guarantors Penn National Gaming, Inc. ("Parent"), the Subsidiary Guarantors and Subsidiary Nonguarantors is as follows:

------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
                                                                  Subsidiary
                                    Parent       Subsidiary             Non-          Elimin-           Consoli-
                                   Company       Guarantors       Guarantors           ations              dated
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
As of December 31, 1997
Consolidated Balance Sheet (In Thousands)
Current assets             $         3,068  $        21,842  $         1,636  $         2,478  $          29,024
Net property, plant and             21,856           38,097           43,208                             103,161
equipment
Other assets                        (2,575)         237,878            1,764         (210,374)            26,693
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Total                     $         22,349  $       297,817  $        46,608  $     (207,896)  $         158,878
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Current liabilities       $          5,077  $         3,403  $         7,628  $       (2,310)  $          13,798
Long-term liabilities                1,117          155,388           41,913        (107,194)             91,224
Shareholders' equity
(deficiency)                        16,155          139,026          (2,933)         (98,392)             53,856
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Total                     $         22,349  $       297,817  $        46,608        (207,896)   $        158,878
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Year ended December 31, 1997
Consolidated Statement of Income (In Thousands)
Total revenues            $          6,887  $        90,320  $        16,484  $       (2,155)  $         111,536
Total operating expenses
                                     3,434           81,822           18,700          (2,155)            101,801
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Income from operations               3,453            8,498          (2,216)                               9,735
Other income(expenses)              (3,565)           1,612          (1,705)                              (3,658)
----------------------------- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Income before income taxes
                                     (112)           10,110          (3,921)                               6,077
Taxes on income                       (38)            3,909          (1,563)                               2,308
Extraordinary item                   (142)             (768)           (572)                              (1,482)
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Net income (loss)          $         (216)  $         5,433  $       (2,930)   $                $          2,287
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Consolidated Statement of Cash Flows (In Thousands)
Net cash provided by
(used in) operating
activities                 $         2,559  $      (169,422)  $         882   $      176,659   $          10,678
Net cash provided by
(used in) investing
activities                          (8,995)          68,529              40         (107,194)            (47,620)
Net cash provided by
(used in) financing
activities                          22,361          100,266                          (69,465)             53,162
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Net increase (decrease)
in cash and cash
equivalents                         15,925             (627)            922                               16,220
Cash and cash
equivalents at
beginning of period                  3,015            2,597              22                                5,634
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Cash and cash
equivalents at end of
period                     $        18,940  $         1,970  $          944   $                 $         21,854
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

                                       54

------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
                                                                  Subsidiary
                                    Parent       Subsidiary             Non-          Elimin-           Consoli-
                                   Company       Guarantors       Guarantors           ations              dated
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
As of December 31, 1998
Consolidated Balance Sheet (In Thousands)
Current assets             $         3,558  $         6,944  $         4,204  $         (592)  $          14,114
Net property, plant and             13,576           62,598           44,578                             120,752
equipment
Other assets                       102,400          153,818            1,779        (232,065)             25,932
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Total                     $        119,534  $       223,360  $        50,561  $     (232,657)  $         160,798
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Current liabilities       $          1,000  $        13,961  $         7,520  $      (10,278)  $          12,203
Long-term liabilities               81,037           78,527           47,334        (117,339)             89,559
Shareholders' equity
(deficiency)                        37,497          130,872           (4,293)       (105,040)             59,036
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Total                     $        119,534  $       223,360  $        50,561        (232,657)   $        160,798
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Year ended December 31, 1998
Consolidated Statement of Income (In Thousands)
Total revenues            $         10,789  $        89,142  $        56,883  $       (2,749)  $         154,065
Total operating expenses
                                     4,612           81,187           51,557          (2,749)            134,607
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Income from operations               6,177            7,955            5,326                              19,458
Other income(expenses)              (5,535)           2,842           (4,743)                             (7,436)
----------------------------- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Income before income taxes             642           10,797              583                              12,022
Taxes on income                        100            4,186              233                               4,519
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Net income                 $           542  $         6,611  $           350   $                $          7,503
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Consolidated Statement of Cash Flows (In Thousands)

Net cash provided by
(used in) operating
activities                 $       (2,072)  $       (4,121)  $         1,267   $       16,792   $         11,866
Net cash provided by
(used in) investing
activities                        (13,387)             290               909          (10,145)           (22,333)
Net cash provided by
(used in) financing
activities                         (1,480)            3,566                            (6,647)            (4,561)
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Net increase (decrease)
in cash and cash
equivalents                       (16,939)             (265)           2,176                             (15,028)
Cash and cash
equivalents at
beginning of period                18,940             1,970              944                              21,854
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Cash and cash
equivalents at end of
period                     $        2,001   $         1,705  $         3,120   $                $          6,826
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE

       Not Applicable


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 5, 1999. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


ITEM 11  EXECUTIVE COMPENSATION

                  The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 5, 1999. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

                  The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 5, 1999. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.




ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 5, 1999. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K

(A) (1)           The Financial Statements included in the Index to Part II,
                  Item 8, are filed as part of this Report

    (2)                  List of Exhibits

EXHIBIT
 NOS.                  DESCRIPTION OF EXHIBIT

1.       Purchase Agreement.

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

2.2 Agreement and Plan of Reorganization dated April 11, 1994 between the Registrant and Thomas J. Gorman. (Incorporated by reference to the Company's registration statement on Form S-1, File #33/77758, dated May 26, 1994.)

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

2.7 Amended and Restated Option Agreement dated as of February 17, 1995 among Charles Town Races, Inc., Charles Town Racing Limited Partnership, and PNGI Charles Town Gaming limited Liability Company (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, File #0-24206, dated January 30, 1997)

2.8 Transfer, Assignment and Assumption Agreement and Bill of Sale dated January 15, 1997 among Charles Town Races, Inc., Charles Town Racing Limited Partnership, and PNGI Charles Town Limited Liability Company (Incorporated by reference to Exhibit 2.2 of the Company's Form 10-Q , File #0-24206, dated November 14, 1997.)

2.9 Second Amended and Restated Operating Agreement dated as of October 17, 1997, among Penn National Gaming of West Virginia, Inc., BDC Group and PNGI Charles Town Gaming Limited Liability Company (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated November 14, 1997.)

2.10 Purchase Agreement dated September 13, 1996 between the Company and the Estate of Joseph B. Banks for the purchase of Pocono Downs Race Track and two related OTW facilities. (Incorporated by reference to the Company's Form 10-Q , File #0-24206, dated November 13, 1996.)

3.1 Amended and Restated Articles of Incorporation of Registrant,filed with the Pennsylvania Department of State on April 12, 1994. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

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

10.11 Lease dated march 7, 1991 between Shelbourne Associated and PNRC Limited Partnership. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

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

10.38 Consulting Agreement dated August 29, 1994, between the Company and Peter D. Carlino. (Incorporated by reference to the Company's Form 10-K, File #0-24206 dated March 23, 1995.)

10.39 Lese dated July 7, 1994, between North Mall Associates and the Company for the York OTW. (Incorporated by reference to the Company's Form 10-K, File #0-24206 dated March 23, 1995.)

10.41.1 Lease dated March 31, 1995 between Wyomissing Professional Center III, LP and the Company for the Wyomissing Corporate Office. (Incorporated by reference to the Company's Form 10-K, File #0-24206 dated March 20, 1996.)

10.42    Employment Agreement dated June 1, 1995 between the Company and William
         J. Bork. (Incorporated by reference to the Company's Form 10-K, File #0-24206 dated March 20, 1996.)

10.43 Lease dated July 17, 1995 between E. Lampeter Associates and Pennsylvania National Turf Club, Inc. for the Lancaster OTW, as amended. (Incorporated by reference to the Company's Form 10-K, File #0-24206 dated March 20, 1996.)

10.44 Agreement dated September 1, 1995 between Mountainview Thoroughbred racing Association and Pennsylvania national Turf Club, Inc. and Sports Arena Employees' Union Local 137 (non-primary location.) (Incorporated by reference to the Company's Form 10-K, File #0-24206 dated March 20, 1996.)

10.45 Agreement dated December 27, 1995 between Pennsylvania national Turf Club, Inc. and Teleview Racing Patrols, Inc. (Incorporated by reference to the Company's Form 10-K, File #0-24206 dated March 20, 1996.)

10.47 Agreement dated February 15, 1996 among Mountainview Thoroughbred Racing Association, Pennsylvania national Turf Club, Inc. and Pennsylvania Division, horsemen's Benevolent and Protection Association, Inc. (Incorporated by reference to the Company's Form 10-K, File #0-24206 dated March 20, 1996.)

10.50 Formation Agreement dated February 26, 1996 between the Company and Bryant Development Company. (Incorporated by reference to the Company's Form 10-K, File #0-24206 dated March 20, 1996.)

10.51 Assignment of Agreement of Sale dated March 6, 1996 between the Company and Montgomery Realty Growth Fund, Inc. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated May 14, 1996.)

10.56 Amended and Restated Option Agreement dated as of February 17, 1995 between the PNGI Charles Town Gaming Limited Liability Company (The Joint Venture) and Charles Town Racing Limited Partnership and Charles Town Races, Inc. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated November 13,1996.)

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

10.60 Agreement between PNGI Charles Town Gaming Limited Liability Company and The West Virginia Union of Mutuel Clerks, Local 533, Service Employees International Union, AFL-CIO. (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1997.)

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

10.66 Fourth Amendment Waiver and Consent dated as of October 20, 1997, among the Company, Bankers Trust, as Agent, CoreStates Bank, N.A. as Co-Agent and certain banks party to the Credit Agreement dated as of November 17, 1996. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated November 14, 1997.)

10.67 Agreement dated October 2, 1996 between Pennsylvania National Turf Club, Inc., Mountainview Racing Association and Sports Arena Employees' union Local No. 137 (Primary Location.) (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1998.)

10.68 Lease dated July 1, 1997 between Laurel Mall Associated and the Downs Off-Track Wagering, Inc. (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1998.)

10.69 General Contractor Agreement dated August 15, 1997, between Pocono Downs, Inc. and S.G. Mastriani Construction Management.
         (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1998.)

10.70 General Contractor Agreement dated October 15, 1997, between Pocono Downs, Inc. and S.G. Mastriani Construction Management.
         (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1998.)

10.71 General Contractor Agreement dated November 12, 1997, between Pocono Downs, Inc. and Warfel Construction Company. (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1998.)

10.72 Totalisator Agreement dated November 19, 1997, between Penn National Gaming, Inc. and AutoTote Systems, Inc. (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1998.)

10.73 Amended and Restated Credit Facility dated as of December 17, 1997, among the Company, certain lenders, Bankers Trust Company, as Agent, and CoreStates Bank, N.A., as Co-Agent. (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1998.)

10.74 Waiver dated March 25, 1998, between the Company, certain lenders, Bankers Trust Company as Agent, and CoreStates Bank, N.A., as Co-Agent. (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1998.)

10.75 General Contractor Agreement dated April 24, 1998, between Penn National Turf Club and Warfel Construction Company. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated March 31, 1998.)

10.76 First Amendment and Waiver dated May 15, 1998, among Penn National Gaming, Inc., CoreStates Bank, N.A. and Bankers Trust Company. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated March 31, 1998.)

10.77    Purchase   Agreement  dated  July  7,  1998,  between  Ladbroke  Racing
         Management - Pennsylvania and Mountainview Thoroughbred Racing Association. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated June 30, 1998.)

10.78 Lease Agreement between Penn National Gaming, Inc. and Eagle Valley Realty dated July 14, 1998. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated September 30, 1998.)

10.79 Joint Venture Agreement dated October 30, 1998 between Penn National Gaming, Inc. and Greenwood New Jersey, Inc. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated September 30, 1998.)

10.80 Amendment dated November 2, 1998 to Joint Venture Agreement between Penn National Gaming, Inc. and Greenwood New Jersey, Inc. (Incorporated by reference to the Company's Form 10-Q, File #0-24206, dated September 30, 1998.)

10.81 Rights Agreement dated as of March 2, 1999 between Penn National Gaming, Inc., and Continental Stock Transfer and Trust Company. (Incorporated by reference to the Company's Form 8-K, File #0-24206, dated March 2, 1999.)

10.82 First Amendment to Asset Purchase Agreement dated as of January 28, 1999 by and among Greenwood New Jersey, Inc., International Thoroughbred Breeders, Inc., Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness Inc., Circa 1850, Inc., and Penn National Gaming, Inc. (Incorporated by reference to the Company's Form 8-K, File #0-24206, dated January 28, 1999.)

10.83 First Amendment to Joint Venture Agreement dated as of January 28, 1999, by and between Greenwood New Jersey, Inc. and Penn National Gaming, Inc. (Incorporated by reference to the Company's Form 8-K, File #0-24206, dated January 28, 1999.)

10.84 Purchase Agreement dated November 17, 1998 between the Company and GTECH Corporation.

10.85 Assignment and Assumption of Lease Agreement dated December 31, 1998 between Mountainview Thoroughbred Racing Association and
         Ladbroke Racing Management-Pennsylvania.

10.86 Subordination, Non-Disturbance and Attornment Agreement dated December 31, 1998 between Mountainview Thoroughbred Racing Association and CRIIMI MAE Services Limited Partnership.

10.87    Second Amended and Restated Credit Agreement dated as of
         January 28, 1999 between the Company and various banks, First Union National Bank, as Agent.

10.88 Live Racing Agreement dated March 23, 1999 between Pennsylvania National Turf Club, Inc. and Mountainview Thoroughbred Racing Association and Pennsylvania Horsemen's Benevolent and Protection Association, Inc.

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

23.4 Consent of Morgan, Lewis & Bockius LLP (included in its opinion filed as Exhibit 5.1 hereto). (Incorporated by reference to the Company's registration statement of Form S-3, File #333-18861, dated February 11, 1997.)

23.6 Consent of Morgan, Lewis & Bockius LLP (included in Exhibit 5) (Incorporated by reference to the Company's Form S-4, File #333-45337, dated January 30, 1997.)

24.1 Powers of Attorney. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-18861, dated February 11, 1997.)

27.1     Financial Data Schedule.


99 Press Release of Penn National Gaming, Inc., issued January 20, 1995. (Incorporated by reference to the Company's Form 8-K, File #0-24206, dated January 21, 1997.)

(B)  Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     PENN NATIONAL GAMING, INC.


                                                     By  \s\Peter M. Carlino
                                                     -----------------------
                                                     Peter M. Carlino,
                                                     Chairman of the Board

Dated:  March 30  , 1999

         Pursuant to the requirements of the Securities Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                              DATE
                                            Chief Executive Officer and
                                            Director (Principal Executive
 \s\ Peter M. Carlino                                Officer)                           March  30, 1999
-----------------------------------------------------
Peter M. Carlino

                                            Chief Operating Officer and
                                            Director (Principal Operating
\s\ William J. Bork                                  Officer)                           March  30, 1999
-----------------------------------------------------
William J. Bork
                                            Chief Financial Officer
\s\ Robert S. Ippolito                               (Principal Financial Officer)      March  30, 1999
-----------------------------------------------------
Robert S. Ippolito

\s\ Harold Cramer                                    Director                           March  30, 1999
-----------------------------------------------------
Harold Cramer

\s\ David A. Handler                                 Director                           March  30, 1999
-----------------------------------------------------
David A. Handler

\s\ Robert P. Levy                                   Director                           March  30, 1999
-----------------------------------------------------
Robert P. Levy

\s\ John M. Jacquemin                                Director                           March  30, 1999
-----------------------------------------------------
John M. Jacquemin


                           EXHIBIT INDEX

Exhibit Nos.               Description of Exhibits                                               Page No.
10.84                      Purchase Agreement dated November 17, 1998 between the
                           Company and GTECH Corporation.                                        64-69

10.85                      Assignment and Assumption of Lease Agreement dated
                           December 31, 1998 between Mountainview Thoroughbred
                           Racing Association and Ladbroke Racing Management-Pennsylvania.       70-75

10.86                      Subordination, Non-Disturbance and Attornment Agreement dated
                           December 31, 1998 between Mountainview Thoroughbred Racing
                           Association and CRIIMI MAE Services Limited Partnership.              76-85

10.87                      Second Amended and Restated Credit Agreement dated as
                           of January 28,  1999  between the Company and various
                           banks, First Union National Bank, as Agent.                           86-225

10.88                      Live Racing Agreement dated March 23, 1999 between Pennsylvania
                           National Turf Club, Inc., Mountainview Thoroughbred Racing
                           Association and Pennsylvania Horsemen's Benevolent and Protection
                           Association, Inc.                                                     226-239

21                         Subsidiaries of the Registrant                                            240

27.1                       Financial Data Statement                                                  241

                                       63