Form 10-Q
period 1999-03-31
PENN NATIONAL GAMING INC
filed 1999-05-13
CIK 921738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                             Outstanding as of May 13, 1999

Common Stock Par value $.01 per share             14,843,059

THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT LOCATED ELSEWHERE HEREIN REGARDING THE COMPANY'S OPERATIONS, FINANCIAL POSITION AND BUSINESS STRATEGY, MAY CONSTITUTE FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE AT THIS TIME, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THIS REPORT AND IN OTHER MATERIALS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

                   Penn National Gaming, Inc. and Subsidiaries
                                      INDEX


PART I - FINANCIAL INFORMATION                                         PAGE

Item 1 - Financial Statements

Consolidated Balance Sheets -
         March 31, 1999 (unaudited) and December 31, 1998              4-5


Consolidated Statements of Income -
         Three Months Ended March 31, 1999
         and 1998 (unaudited)                                          6

Consolidated Statements of Shareholders' Equity -
         Three Months Ended March 31, 1999 (unaudited)                 7

Consolidated Statements of Cash Flow -
         Three Months Ended March 31, 1999 and 1998 (unaudited)        8

Notes to Consolidated Financial Statements                             9-15

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           15-17

Item 3 - Changes in Information About Market Risk                      17


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             18


Item 6 - Exhibits and Reports on Form 8-K                              19

Signature Page                                                         20

Part I.  Financial Information

Item 1.  Financial Statements

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                   March 31,        December 31,
                                                                                       1999                1998
                                                                                 (Unaudited)
                                                                       -----------------------------------------
Assets


Current assets
  Cash and cash equivalents                                                     $     10,178         $     6,826
  Accounts receivable                                                                  3,307               3,840
  Prepaid expenses and other current assets                                            2,280               2,131
  Deferred income taxes                                                                  443                 458
  Prepaid income taxes                                                                 1,341                 859
                                                                         ---------------------------------------


Total current assets                                                                  17,549              14,114
                                                                         ---------------------------------------


Property, plant and equipment, at cost
  Land and improvements                                                               26,987              26,969
  Building and improvements                                                           67,539              66,918
  Furniture, fixtures and equipment                                                   29,954              29,772
  Transportation equipment                                                               598                 527
  Leasehold improvements                                                               9,585               9,579
  Leased equipment under capitalized lease                                               824                 824
  Construction in progress                                                             2,407               1,847
                                                                         ---------------------------------------

                                                                                     137,894             136,436
Less accumulated depreciation and amortization                                        17,406              15,684
                                                                         ---------------------------------------


Net property, plant and equipment                                                    120,488             120,752
                                                                         ---------------------------------------

Other assets
 Note receivable                                                                      11,250                  --
 Excess of cost over fair market value of net assets acquired
 (net of accumulated amortization of $2,155 and $2,002,
  respectively)                                                                       22,289              22,442
 Deferred financing costs                                                              2,844               2,403
 Miscellaneous                                                                         1,096               1,087
                                                                         ---------------------------------------

Total other assets                                                                    37,479              25,932
                                                                         ---------------------------------------

                                                                                $    175,516        $    160,798
                                                                         =======================================

    See accompanying notes to consolidated financial statements.
                                        4

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                             March 31,         December 31,
                                                                                                 1999                 1998
                                                                                           (Unaudited)
                                                                                   ----------------------------------------
Liabilities and Shareholders' Equity


Current liabilities
  Current maturities of long-term debt and
      capital lease obligations                                                            $     5,159          $      168
  Accounts payable                                                                               5,657               6,217
  Purses due horsemen                                                                            1,758                 887
  Uncashed pari-mutuel tickets                                                                   1,749               1,597
  Accrued expenses                                                                               1,702               1,063
  Accrued interest                                                                               2,443                 468
  Accrued salaries & wages                                                                         792                 752
  Customer deposits                                                                                550                 548
  Taxes, other than income taxes                                                                   351                 503
                                                                                   ---------------------------------------

Total current liabilities                                                                       20,161              12,203
                                                                                   ---------------------------------------


Long-term liabilities
  Long-term debt and capital lease obligations,
    net of current maturities                                                                   84,580              78,088
  Deferred income taxes                                                                         11,688              11,471
                                                                                   ---------------------------------------


Total long-term liabilities                                                                     96,268              89,559
                                                                                   ---------------------------------------


Commitments and contingencies

Shareholders' equity
    Preferred stock,$.01 par value, authorized 1,000,000 shares;
       issued none                                                                                   -                   -
   Common stock,$.01 par value, authorized 20,000,000 shares;
       issued 15,187,009 and 15,164,080, respectively                                              152                 152
   Treasury stock, 424,700 shares at cost                                                       (2,379)             (2,379)
   Additional paid in capital                                                                   38,054              38,025
   Retained earnings                                                                            23,260              23,238
                                                                                   ---------------------------------------


Total shareholders' equity                                                                      59,087              59,036
                                                                                   ---------------------------------------

                                                                                          $    175,516        $    160,798
                                                                                   =======================================

           See accompanying note to consolidated financial statements.
                                        5

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               Three Months Ending March 31,
                                                                    1999               1998
                                                             -------------------------------
Revenue
  Pari-mutuel revenues
      Live races                                             $     2,414    $         5,305
      Import simulcasting                                         15,301             16,351
      Export simulcasting                                            511              1,326
  Gaming revenue                                                  11,297              7,156
  Admissions, programs and other racing revenue                    1,120              1,260
  Concessions revenues                                             2,146              1,955
                                                             ------------------------------
Total revenues                                                    32,789             33,353
                                                             ------------------------------

Operating expenses
  Purses, stakes, and trophies                                     5,711              6,307
  Direct salaries, payroll taxes and employee benefits             3,715              4,365
  Simulcast expenses                                               2,387              3,101
  Pari-mutuel taxes                                                1,669              2,697
  Lottery taxes and administration                                 4,489              2,347
  Other direct meeting expenses                                    4,592              5,442
  Concessions expenses                                             2,022              1,505
  Other operating expenses                                         3,074              2,396
  Depreciation and amortization                                    2,015              1,419
  Horsemen's action expenses                                       1,250                 --
                                                             ------------------------------

Total operating expenses                                          29,579             30,924
                                                             ------------------------------

Income from operations                                             1,865              3,774
                                                             ------------------------------

Other income (expense)
  Interest (expense)                                              (2,125)            (2,110)
  Interest income                                                    209                201
                                                             ------------------------------

Total other (expense)                                             (1,916)            (1,909)
                                                             ------------------------------

Income (loss) before income taxes                                    (51)             1,865

Taxes (benefit) on income                                            (73)               663
                                                             ------------------------------

Net income                                                   $        22    $         1,202
                                                             ==============================

Per share data
Basic                                                                .00                .08
Diluted                                                              .00                .08

Weighted average shares outstanding
Basic                                                             14,762             15,153
Diluted                                                           15,079             15,586

          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                Additional
                                                  Common Stock      Treasury       Paid-In      Retained
                                          Shares        Amount         Stock       Capital      Earnings       Total
Balance, January 1, 1999              15,164,080      $    152    $  (2,379)     $  38,025     $  23,238    $ 59,036

Issuance of common stock                  23,025             -             -            29             -          29

Net income for the three
     months ended March 31, 1999               -             -             -             -            22          22
------------------------------------ ------------ ------------- ------------- ------------- ------------- -----------


Balance, March 31, 1999               15,187,105      $    152    $  (2,379)     $  38,054     $  23,260    $ 59,087
==================================== ============ ============= ============= ============= ============= ===========





































          See accompanying notes to consolidated financial statements.
                                        7

                         PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (In thousands)
                                         (Unaudited)

                                                              Three Months Ended March 31,
                                                                  1999               1998
                                                           -------------------------------
Cash flows from operating activities
  Net income                                               $        22           $   1,202
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                                2,015               1,417
    Deferred income taxes                                          232                  20

  Decrease (increase) in
    Accounts receivable                                            533              (1,161)
    Prepaid expenses and other current assets                     (149)               (338)
    Prepaid income taxes                                          (482)                865
    Miscellaneous other assets                                      (9)               (181)
  Increase (decrease) in
    Accounts payable                                              (562)                515
    Purses due horsemen                                            871               1,281
    Uncashed pari-mutuel tickets                                   152                 220
    Accrued expenses                                               639                (476)
    Accrued interest                                             1,975               2,096
    Accrued salaries & wages                                        40                (121)
    Customer deposit                                                 2                  55
    Taxes, other than income payable                              (152)                235
                                                           -------------------------------
Net cash provided by operating activities                        5,127               5,629
                                                           -------------------------------

Cash flows from investing activities
  Expenditures for property, plant and equipment                (1,458)             (3,766)
  Note receivable                                              (11,250)                 --
                                                           -------------------------------
Net cash (used) in investing activities                        (12,708)             (3,766)
                                                           -------------------------------

Cash flows from financing activities
   Proceeds from sale of common stock                               29                  18
   Proceeds from long-term debt                                 11,500                  --
   Principal payments on long-term debt and capital lease
          obligations                                              (17)                (16)
   Increase in unamortized deferred financing costs               (579)               (164)
                                                           -------------------------------
Net cash provided by (used) in financing activities             10,933                (162)
                                                           -------------------------------

Net increase  in cash and cash equivalents                       3,352               1,701

Cash and cash equivalents, at beginning of period                6,826              21,854
                                                           -------------------------------

Cash and cash equivalents, at end of period                $    10,178           $  23,555
                                                           ===============================

           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Financial Statement Presentation

         The accompanying consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc., (Penn) and its wholly and majority owned subsidiaries, (collectively, the Company). All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations for the three month periods ended March 31, 1999 and 1998. The results of operations experienced for the three month period ended March 31, 1999 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 1999.

         The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1998 annual financial statements.

2.  Wagering Information (in thousands)

                                                                  Three months ended March 31, 1999

                                                         Penn          Pocono         Charles
                                                     National           Downs            Town         Total
Pari-mutuel wagering in-state on
  company live races                               $    6,679       $       -      $    5,043     $  11,722
                                                   --------------------------------------------------------

Pari-mutuel wagering on simulcasting:

  Import simulcasting from other racetracks            27,605          35,164          12,599        75,368

  Export simulcasting to out of
    Pennsylvania wagering facilities                   17,154               -               -        17,154
                                                   --------------------------------------------------------
                                                       44,759          35,164          12,599        92,522
                                                   --------------------------------------------------------
Total pari-mutuel wagering                         $   51,438       $  35,164      $   17,642     $ 104,244
                                                   ========================================================



                                                                  Three months ended March 31, 1998

                                                         Penn          Pocono         Charles
                                                     National           Downs            Town         Total
Pari-mutuel wagering in-state on
  company live races                               $   19,610      $      915      $    4,118     $  24,643
                                                   --------------------------------------------------------

Pari-mutuel wagering on simulcasting:

  Import simulcasting from other racetracks            42,845          31,065          10,153        84,063

  Export simulcasting to out of
    Pennsylvania wagering facilities                   43,620             574               -        44,194
                                                   --------------------------------------------------------

                                                       86,465          31,639          10,153       128,257
                                                   --------------------------------------------------------

Total pari-mutuel wagering                         $  106,075      $   32,554      $   14,271     $ 152,900
                                                   ========================================================



3.       Commitments

         At March 31, 1999, the Company was contingently obligated under letters of credit with face amounts aggregating $1,876,000. These amounts consisted of $1,776,000 relating to horsemen's account balances and $100,000 for Pennsylvania pari-mutuel taxes.

         On March 23, 1999, the Company entered into a new four year, nine month purse agreement with the Horsemen's Benevolent and Protection Association, which represents the horsemen at the Company's Penn National Race Course facility in Grantville, Pennsylvania. The agreement ends the strike by the horsemen which began on February 16, and caused the Company to close Penn National Race Course and its six affiliated off-track wagering facilities (OTWs). Purse payments are calculated as a percent of net commissions, as defined in the agreement. The initial term of the agreement ends on January 1, 2004 and automatically renews for another two year period, without change, unless notice is given by either party at least ninety days prior to the end of a term.

4.       Supplemental Disclosures of Cash Flow Information

         Cash paid during the three months ended March 31, 1999 and 1998 for interest was $67,000 and $14,000, respectively.

         Cash paid during the three months ended March 31, 1999 and 1998 for income taxes was $199,000 and $218,000, respectively.

5.       Note Receivable

     On January 28, 1999, the Company loaned $11,250,000 to FR Park Racing, L.P., a New Jersey partnership, in accordance with the terms of the Joint Venture Agreement dated October 30, 1998, as amended. The loan is a Registered Subordinated Secured Promissory Note that is secured by a Mortgage and Security Agreement dated January 28, 1999 between the Company and FR Park Racing, L.P. on the property of Freehold Raceway. This Note shall bear interest, compounded quarterly, at a rate equal to the lesser of prime rate plus two percent or the LIBOR rate plus three percent. Interest shall be due and payable quarterly in arrears commencing on April 30, 1999 and continuing on the last day of each succeeding quarter until the earlier of April 30, 2000 (the Maturity
Date), the Extended Maturity Date (as defined), the Put Maturity Date (as defined), or the Demand Date (as defined). In the event that the Company participates in the subsequent closing as contemplated by the Joint Venture Agreement, the Maturity Date of this note shall be adjusted to reflect the conversion of the note to a Demand Note (as defined), and, at such point, all outstanding principal, together with interest thereon, shall be due and payable on demand by the Company.

6.       Subsidiary Guarantors

         Summarized financial information as of March 31, 1999 and 1998 for the three months ended March 31, 1999 and 1998 for Penn National Gaming, Inc. ("Parent"), the Subsidiary Guarantors and Subsidiary Nonguarantors is as follows:

------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
                                                                  Subsidiary
                                    Parent       Subsidiary             Non-          Elimin-           Consoli-
                                   Company       Guarantors       Guarantors           ations              dated
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
As of March 31, 1999
Consolidated Balance Sheet (In Thousands)
Current assets             $         6,667  $         6,613  $         4,687  $          (418) $          17,549
Net property, plant and
equipment                           13,200           62,510           44,778               --            120,488
Other assets                       114,009          154,037            1,804         (232,371)            37,479
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Total                     $        133,876  $       223,160  $        51,269  $      (232,789) $         175,516
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Current liabilities       $          8,532           14,165  $         7,886  $       (10,410) $          20,161
Long-term liabilities               87,736           78,313           47,559         (117,339)            96,268
Shareholders' equity
(deficiency)                        37,608          130,682           (4,176)        (105,040)            59,087
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Total                     $        133,876  $       223,160  $        51,269  $      (232,789) $         175,516
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Three months ended March 31, 1999
Consolidated Statement of Income (In Thousands)
Total revenues            $          3,696  $        13,852  $        16,365  $        (1,124) $          32,789
Total operating expenses             2,019           15,179           14,850           (1,124)            30,924
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Income from operations               1,677           (1,327)           1,515               --              1,865
Other income(expenses)              (1,506)            755            (1,165)              --             (1,916)
----------------------------- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Income  (loss) before
income taxes                           171             (572)             350               --                (51)
Taxes (benefit) on
income                                  89             (324)             162               --                (73)
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Net income (loss)          $            82  $          (248) $           188  $            --   $             22
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Three  months  ended  March 31,  1999
Consolidated  Statement  of Cash Flow (In Thousands)
Net cash provided by
used in) operating
activities                 $         2,506  $         1,763  $           858  $           --    $          5,127
Net cash provided by
(used in) investing
activities                         (11,379)            (716)            (613)             --             (12,708)
Net cash provided by
(used in) financing
activities                          11,529             (596)              --              --              10,933
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Net increase (decrease)
in cash and cash
equivalents                          2,656              451              245              --               3,352
Cash and cash
equivalents at
January 1, 1999                      2,001            1,705            3,120              --               6,826
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Cash and cash
equivalents at
March 31, 1999             $         4,657  $         2,156  $         3,365  $           --    $         10,178
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
                                                                  Subsidiary
                                    Parent       Subsidiary             Non-          Elimin-           Consoli-
                                   Company       Guarantors       Guarantors           ations              dated
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
As of March 31, 1998
Consolidated Balance Sheet (In Thousands)
Current assets             $        16,667  $         9,936  $         3,162  $         1,638   $          31,403
Net property, plant and                439           61,714           43,622               --             105,775
equipment
Other assets                       103,284          146,333            1,370         (224,213)             26,774
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Total                     $        120,390  $       217,983  $        48,154  $      (222,575)  $         163,952
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Current liabilities       $            912           11,188  $         3,857  $         1,639   $          17,596
Long-term liabilities               80,023           81,116           50,081         (119,941)             91,279
Shareholders' equity
(deficiency)                        39,455          125,679           (5,784)        (104,273)             55,077
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Total                     $        120,390  $       217,983  $        48,154  $      (222,575)  $         163,952
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Three months  ended March 31, 1998
Consolidated Statement of Income (In Thousands)
Total revenues            $          2,313  $        20,521  $        10,969  $          (450)  $         33,353
Total operating expenses
                                       834           18,477           10,718             (450)            29,579
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Income from operations               1,479            2,044              251               --              3,774
Other income(expenses)              (1,387)             644           (1,166)              --             (1,909)
----------------------------- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Income (loss) before income
taxes                                   92            2,688             (915)              --              1,865
Taxes (benefit) on
income                                 (67)             730               --               --                663
Extraordinary item                      --               --               --               --                 --
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Net income (loss)          $           159  $         1,958  $          (915) $            --   $          1,202
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

Three  months  ended  March 31,  1998
Consolidated  Statement  of Cash Flow (In Thousands)
Net cash provided by
used in) operating
activities                 $         3,070  $       (15,459) $          (609) $        18,627   $          5,629
Net cash provided by
(used in) investing
activities                          (5,994)          12,970            2,005          (12,747)            (3,766)
Net cash provided by
(used in) financing
activities                             (34)           5,752               --           (5,880)              (162)
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Net increase (decrease)
in cash and cash
equivalents                         (2,958)           3,263            1,396               --              1,701
Cash and cash
equivalents at
January 1, 1998                      3,015           17,895              944               --             21,854
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Cash and cash
equivalents at
March 31, 1998             $            57  $        21,158  $         2,340  $            --  $          23,555
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------

7.       Year 2000 Compliance

The "Year 2000 issue" is typically the result of software and hardware being written using two digits rather than four to define the applicable year. If the Company's software and hardware with date-sensitive functions are not Year 2000 compliant, these systems may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including , among other things, interruptions in pari-mutuel wagering or the inability to operate the Company's video lottery machines.

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

8.       Subsequent Events

         On April 9, 1999, the State of West Virginia passed legislation approving the use of coin-out and reel spinning slot machines at the four race tracks in West Virginia. The Company plans to convert certain machines at
Charles Town to coin-out as well as replace a number of lesser-performing machines with reel spinning models. On April 27, 1999, the Company placed an additional thirty-six (36) machines in operation for a total machine base of
935. During the remainder of 1999, the Company plans to add, subject to regulatory approval, 565 more machines to bring the total machine base to 1,500.

         On April 29, 1999, the Company signed a binding Letter of Intent with American Digital Communications, Inc. ("TrackPower") to serve as the exclusive pari-mutuel wagering hub operator for TrackPower. TrackPower provides direct-to-home digital satellite transmissions of horse racing to its subscriber base. The initial term of the contract is for five years with an additional five year option available. The agreement is subject to approval by the Pennsylvania Horse Racing Commission.

         On May 10, 1999, the Company commenced a consent solicitation from the holders of its 10.625% Senior Notes due 2004, Series B (the Notes) to amend the indenture pursuant to which the Notes were issued to permit the Company to make certain investments in a joint venture with Greenwood New Jersey, Inc. that will operate Freehold Raceway in Freehold, New Jersey and Garden State Track in Cherry Hill, New Jersey. The total consent fee payable pursuant to the consent solicitation to holders who deliver consents (and do not validly revoke such consents prior to 5:00pm, New York City time, on May 19, 1999) is $32.50 per $1,000 principal amount of Notes as to which a consent is given.



Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998

Total revenue decreased by approximately $564,000 or 1.7% from $33.4 million for the three months ended March 31, 1998 to $32.8 million for the three months ended March 31, 1999. Revenues decreased by $7.2 million or 46.0% at Penn National Race Course and its OTW facilities due to expiration of the Horsemen's Agreement that resulted in the closure of the facilities from February 16 to March 24, 1999. Charles Town Races had increased revenues of $5.4 million or 49.2% for the period. Video lottery machine revenue increased by $4.2 million due to an increase in the average number of machines in play of 564 in 1998 compared to 837 in 1999 and an increase in the average win per machine of $141 in 1998 compared to $150 in 1999. Racing revenue at the Charles Town Facility increased by $.8 million due to the improved quality of the live race card and a stronger full-card simulcast program now available to the race fan. Concessions revenues increased by $.4 million due to the increased attendance at the Charles Town facility. At Pocono Downs and its OTW facilities revenues increased by $1.0 million or 13.7%. The increase resulted from a full period of operations for Carbondale ($.9 million) and Hazleton ($.7 million) that offset the decrease in revenues at the Pocono Downs racetrack ($.6 million) due to the close proximity of these three facilities.

Total operating expenses increased by approximately $1.3 million or 4.6% from $29.6 million for the three months ended March 31, 1998 to $30.9 million for the three months ended March 31, 1999. Expenses decreased by $3.9 million or 32.8% at Penn National Race Course and its OTW facilities due to the closing of the facilities from February 16 to March 24, 1999. Included in the operating expenses are $1.3 million in horsemen action expenses such as fixed operating expenses of the closed facilities, salaries and benefits, contract negotiation expenses, horsemen purses expenses and other related expenses. Charles Town Races had increased expenses of $4.2 million or 40.9% due to an increase in direct costs associated with additional wagering on horse racing and video lottery machine play. Pocono Downs and its OTW facilities had a $.6 million net increase in expenses due to a full period of operations at the Carbondale and Hazleton OTW facilities that was offset by a decrease in expenses at the Pocono Downs racetrack. Corporate expenses increased by approximately $.7 million due to the consolidation of the marketing and information technology departments at the corporate level and the development of an OTW facility management department. Depreciation and amortization expense increased by $.6 million due to the purchase of the video lottery machines from GTECH in November 1998.

Income from operations decreased by approximately $1.9 million or 50.6% from $3.8 million for the three months ended March 31, 1998 to $1.9 million for the three months ended March 31, 1999 due to the factors described above. Other expenses for the three months ended March 31, 1998 and 1999 consisted of approximately $1.9 million in net interest primarily due to 10.625 % Senior Notes and the Revolving Credit Facility.

Net income decreased by approximately $1.2 million or 98.2% from $1.2 million for the three months ended March 31, 1998 to approximately $22,000 for the three months ended March 31, 1999 due to the factors described above. Income tax expense decreased by approximately $736,000 or 111.0% from $663,000 for the three months ended March 31, 1998 to a credit of $73,000 for the three months ended March 31, 1999 due to the decrease in income for the period.

Liquidity and Capital Resources

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of equity securities.

Net cash provided by operating activities for the three months ended March 31, 1999 ($5.1 million) consisted of net income and non-cash expenses ($2.3 million), a decrease in accounts receivable ($.5 million), an increase in purses due horsemen ($.9 million), an increase in accrued interest ($2.0 million) and a decrease in other working capital ($.6 million).

Cash flows used in investing activities ($12.7 million) consisted of a note receivable ($11.2 million) from FR Park Racing, LP, a New Jersey limited partnership and a part of the New Jersey Joint Venture Agreement and $1.5 million in capital expenditures.

Cash flows provided by financing activities ($10.9 million) consisted of borrowings under the Credit Facility ($11.5 million) for the New Jersey Joint Venture and debt repayment and an increase in financing costs ($.6 million) for amending the Credit Facility.

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

In the first quarter of 1999, the Company incurred approximately $1.3 million in expenses associated with the actions by the Pennsylvania Thoroughbred Horsemen on February 16, 1999 that resulted in the closing of Penn National Race Course and its six OTW facilities at Reading, Chambersburg, York, Lancaster, Williamsport and Johnstown, from February 16, 1999 through March 24, 1999.

During the last nine months of 1999 the Company anticipates spending approximately $7.5 million on capital expenditures at its racetrack and OTW facilities. The Company anticipates expending approximately $4.5 million at the Charles Town Entertainment Complex for player tracking ($1.3 million), new video slot machines ($.8 million), interior renovations ($.3 million), machinery and equipment ($.5 million) and other projects including design and planning for a new motel ($1.6 million). The Company also anticipates approval for and increasing the number of slot machines at the Charles Town Entertainment Complex to 1,500 by December 31, 1999. At this time the Company is unable to estimate the amount required to purchase and install the additional machines. The Company also plans to spend approximately $390,000 at Pocono Downs, $445,000 at Penn National, $200,000 at the OTW facilities for building improvements and equipment and $2.0 million on building improvements and equipment for the new OTW facility in Stroudsburg, Pennsylvania. If the State of Tennessee reinstates the Tennessee Commission and the Company's racing license or if the racing industry is regulated under another government agency, the Company anticipates expending an additional $9.0 million to complete the first phase of its Tennessee development project.

The Company entered into its Credit Facility with Bankers Trust Company, as Agent in 1996. This Credit Facility was amended and restated on January 28, 1999 with First Union National Bank replacing Bankers Trust Company, as Agent. The amended Credit Facility provides for, subject to certain terms and conditions, a $20.0 million revolving credit facility, a $5.0 million term loan due in one year, a $3.0 million sublimit for standby letters of credit and has a four-year term from its closing. The Credit Facility, under certain circumstances, requires the Company to make mandatory prepayments and commitment reductions and to comply with certain covenants, including financial ratios and maintenance tests. In addition, the

Company may make optional prepayments and commitment reductions pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility will accrue interest, at the option of the Company, at either a base rate plus an applicable margin of up to 2.0% or a eurodollar rate plus as applicable margin of up to 3.0%. The Credit Facility is secured by the assets of the Company and contains certain financial ratios and maintenance tests. On March 31, 1999, the Company was in compliance with all applicable ratios.

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


Item 3.  Changes in Information About Market Risk

         All of the Company's debt obligations at March 31, 1999 were fixed rate obligations, and management, therefore, does not believe that the Company has any material risk from its debt obligations.

Part II.  Other Information

Item 1.  Legal Proceedings

In December 1997, Amtote International, Inc. ("Amtote"), filed an action against the Company and the Charles Town Joint Venture in the United States District Court for the Northern District of West Virginia. In its complaint, Amtote (i) states that the Company and the Charles Town Joint Venture allegedly breached certain contracts with Amtote and its affiliates when it entered into a wagering services contract with a third party (the "Third Party Wagering Services Contract"), and not with Amtote, effective January 1, 1998, (ii) sought preliminary and injunctive relief through a temporary restraining order seeking to prevent Charles Town Joint Venture from (a) entering into a wagering services contract with a party other than Amtote and (b) having a third party provide such wagering services, (iii) seeks declaratory relief that certain contracts allegedly bind the Charles Town Joint Venture to retain Amtote for wagering services through September 2004 and (iv) seeks unspecified compensatory damages, legal fees and costs associated with the action and other legal and equitable relief as the Court deems just and appropriate. On December 24, 1997, a temporary restraining order was issued, which prescribes performance under the Third Party Wagering Contract. On January 14, 1998, a hearing was held to rule on whether a preliminary injunction should be issued or whether the temporary restraining order should be lifted. On February 20, 1998, the temporary restraining order was lifted by the court. The Company is pursuing legal remedies in order to terminate Amtote and proceed under the Third Party Wagering Services Contract. The Company believes that this action, and any resolution thereof, will not have any material adverse impact upon its financial condition, results, or the operations of either the Charles Town Joint Venture or the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  The Company filed the following Current Reports on Form 8-K during the first quarter of 1999:

                  On February 12, 1999, the Company filed a Current Report on Form 8-K which reflected the purchase of certain assets of Garden State Race Track and Freehold Raceway, both located in New Jersey, by the Company and its Joint Venture partner, Greenwood New Jersey, Inc.

                  On March 2, 1999, the Company filed a Current Report on Form 8-K which reflected the Rights Agreement dated March 2, 1999 between the Company and Continental Stock Transfer and Trust Company as Rights Agent.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Penn National Gaming, Inc.

May 13, 1999                         By:  s//Robert S. Ippolito
Date                                      Chief Financial Officer,
                                          Secretary/Treasurer