Form 10-Q
period 1999-06-30
PENN NATIONAL GAMING INC
filed 1999-08-12
CIK 921738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

           x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

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

                           Penn National Gaming, Inc.
                         825 Berkshire, Blvd., Suite 200
                              Wyomissing, PA 19610
               (Address of principal executive offices) (Zip code)

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                        Outstanding  as of August 10, 1999

Common Stock Par value $.01 per share                        14,869,021

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

                   Penn National Gaming, Inc. And Subsidiaries

                                      INDEX


PART I - FINANCIAL INFORMATION                                        PAGE

Item 1 - Financial Statements

Consolidated Balance Sheets -
         June 30, 1999 (unaudited) and December 31, 1998              4-5

Consolidated Statements of Income -
         Six Months Ended June 30, 1999
         and 1998 (unaudited)                                           6

Consolidated Statements of Income -
         Three Months Ended June 30, 1999 and
         1998 (unaudited)                                               7

Consolidated Statement of Shareholders' Equity -
         Six Months Ended June 30, 1999 (unaudited)                     8

Consolidated Statements of Cash Flow -
         Six Months Ended June 30, 1999
         and 1998 (unaudited)                                        9-10

Notes to Consolidated Financial Statements                          11-18

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        19-22

Item 3 - Changes in information about Market Risk                      23
-------------------------------------------------

PART II - OTHER INFORMATION                                            23

Item 1 - Legal Proceedings                                             23
--------------------------

Item 6 - Exhibits and Reports on Form 8-K                              24
-----------------------------------------

Signature Page                                                         25

Exhibit Index                                                          26

Part I.  Financial Information

Item 1.  Financial Statements


                                    PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share and per share data)

                                                                                         June 30,      December 31,
                                                                                             1999              1998
                                                                                      (Unaudited)
                                                                             ---------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                         $      10,484    $        6,826
  Accounts receivable                                                                       5,995             3,840
  Prepaid expenses and other current assets                                                 2,081             2,131
  Deferred income taxes                                                                       332               458
  Prepaid income tax                                                                          114               859
                                                                             --------------------------------------
Total current assets                                                                       19,006            14,114
                                                                             --------------------------------------

Property, plant and equipment, at cost
  Land and improvements                                                                    27,500            26,969
  Building and improvements                                                                68,433            66,918
  Furniture, fixtures and equipment                                                        30,286            29,772
  Transportation equipment                                                                    603               527
  Leasehold improvements                                                                    9,767             9,579
  Leased equipment under capitalized lease                                                    824               824
  Construction in progress                                                                  1,601             1,847
                                                                             --------------------------------------
                                                                                          139,014           136,436
Less accumulated depreciation and amortization                                             19,235            15,684
                                                                             --------------------------------------
Net property, plant and equipment                                                         119,779           120,752
                                                                             --------------------------------------

Other assets
 Note receivable                                                                           11,250                 -
 Excess of cost over fair market value of net assets acquired
 (net of accumulated amortization of $2,308 and $2,002,
  respectively)                                                                            21,885            22,442
 Deferred financing costs                                                                   2,700             2,403
 Miscellaneous                                                                              1,107             1,087
                                                                             --------------------------------------
Total other assets                                                                         36,942            25,932
                                                                             --------------------------------------
                                                                                    $     175,727     $     160,798
                                                                             ======================================


          See accompanying notes to consolidated financial statements.

                                    PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share and per share data)


                                                                      June 30,           December31,
                                                                          1999                 1998
                                                                               (Unaudited)
                                                                        ---------------------------------
Liabilities and Shareholders' Equity
Current liabilities
  Current maturities of long-term debt and
      capital lease obligations                                   $     5,158             $     168
  Accounts payable                                                      6,575                 6,217
  Purses due horsemen                                                   3,478                   887
  Uncashed pari-mutuel tickets                                          1,094                 1,597
  Accrued expenses                                                      1,362                 1,063
  Accrued interest                                                        413                   468
  Accrued salaries & wages                                                752                   752
  Customer deposits                                                       719                   548
  Taxes, other than income taxes                                          965                   503
                                                                       ----------------------------------
Total current liabilities                                              20,516                12,203
                                                                       ----------------------------------
Long Term Liabilities
  Long-term debt and capital lease obligations,
    net of current maturities                                          81,272                78,088
  Deferred income taxes                                                11,917                11,471
                                                                       ----------------------------------
Total long-term liabilities                                            93,189                89,559
                                                                       ----------------------------------
Commitments and contingencies
Shareholders' equity
 Preferred stock,$.01 par value, authorized 1,000,000 shares;
    issued none                                                             -                     -
Common stock,$.01 par value, authorized 20,000,000 shares;
   issued 15,286,021 and 15,164,080, respectively                         154                   152
Treasury stock, 424,700 shares at cost                                 (2,379)               (2,379)
Additional paid in capital                                             38,447                38,025
Retained earnings                                                      25,800                23,238
                                                                       ----------------------------------
Total shareholders' equity                                             62,022                59,036
                                                                       ----------------------------------
                                                                  $   175,727           $   160,798
                                                                      ===================================



          See accompanying notes to consolidated financial statements.

                             PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except per share data)
                                             (Unaudited)

                                                                            Six Months Ended
                                                                               June 30,

                                                                         1999            1998
                                                                    ---------------------------
Revenues
    Pari-mutuel revenues
      Live races                                                   $    8,283      $   12,928
      Import simulcasting                                              35,050          34,114
      Export simulcasting                                               1,358           2,828
  Gaming revenue                                                       24,913          16,160
  Admissions, programs and other racing revenue                         2,984           2,956
  Concessions revenues                                                  5,584           4,427
                                                                    ----------------------------
Total revenues                                                         78,172          73,413
                                                                    ----------------------------
Operating expenses
  Purses, stakes, and trophies                                         14,098          13,946
  Direct salaries, payroll taxes and employee benefits                  8,720           9,263
  Simulcast expenses                                                    6,071           6,896
  Pari-mutuel taxes                                                     4,103           4,589
  Lottery taxes and administration                                      9,904           6,302
  Other direct meeting expenses                                        10,613          11,564
  Concessions expenses                                                  4,968           3,453
  Other operating expenses                                              6,435           5,021
  Horsemen's action expenses                                            1,250               -
  Depreciation and amortization                                         4,145           2,841
                                                                    ----------------------------
Total operating expenses                                               70,307          63,875
                                                                    ----------------------------
Income from operations                                                  7,865           9,538
                                                                    ----------------------------

Other income (expenses)
  Interest (expense)                                                   (4,333)         (4,243)
  Interest income                                                         605             451
 Other                                                                     (7)             30
                                                                    ----------------------------
Total other (expenses)                                                 (3,735)         (3,762)
                                                                    ----------------------------
Income before taxes                                                     4,130           5,776
Taxes on income                                                         1,568           2,099
                                                                    ----------------------------
Net Income                                                         $    2,562      $    3,677
                                                                    ============================

Basic earnings per share on net income                             $     0.17      $     0.24
                                                                    ----------------------------
Diluted earnings per share on net income                           $     0.17      $     0.24
                                                                    ----------------------------
Weighted average number of basic common shares outstanding             14,784          15,154
                                                                    ----------------------------
Weighted average number of diluted common shares outstanding           15,135          15,558
                                                                    ----------------------------

          See accompanying notes to consolidated financial statements.

                                    PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share data)
                                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                              June 30,

                                                                                     1999              1998
                                                                              --------------------------------
Revenues
    Pari-mutuel revenues
      Live races                                                                $   5,868         $   7,623
      Import simulcasting                                                          19,749            17,763
      Export simulcasting                                                             847             1,502
  Gaming revenue                                                                   13,616             9,004
  Admissions, programs and other racing revenue                                     1,865             1,694
  Concessions revenues                                                              3,438             2,472
                                                                              ---------------------------------
Total revenues                                                                     45,383            40,058
                                                                              ---------------------------------
Operating expenses
  Purses, stakes, and trophies                                                      8,388             7,639
  Direct salaries, payroll taxes and employee benefits                              5,005             4,904
  Simulcast expenses                                                                3,685             3,795
  Pari-mutuel taxes                                                                 2,434             2,476
  Lottery taxes and administration                                                  5,415             3,371
  Other direct meeting expenses                                                     6,021             6,122
  Concessions expenses                                                              2,945             1,948
  Other operating expenses                                                          3,360             2,625
  Depreciation and amortization                                                     2,130             1,422
                                                                              --------------------------------
Total operating expenses                                                           39,383            34,302
                                                                              --------------------------------
Income from operations                                                              6,000             5,756
                                                                              --------------------------------
Other income (expenses)
  Interest (expense)                                                               (2,208)           (2,134)
  Interest income                                                                     396               250
 Other                                                                                 (7)               30
                                                                              --------------------------------
Total other (expenses)                                                             (1,819)            (1,854)
                                                                              --------------------------------
Income before taxes                                                                 4,181              3,902
Taxes on income                                                                     1,641              1,435
                                                                              --------------------------------
Net income                                                                    $     2,540              2,467
                                                                              ================================
Basic earnings per share on net income                                        $      0.17          $    0.16
                                                                              --------------------------------
Diluted earnings per share on net income                                      $      0.17          $    0.16
                                                                              --------------------------------
Weighted average number of basic common shares outstanding                         14,822             15,156
                                                                              --------------------------------
Weighted average number of diluted common shares outstanding                       15,183             15,542
                                                                              --------------------------------

          See accompanying notes to consolidated financial statements.
                                        7

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)


                                                                                         Additional
                                                   Common Stock           Treasury          Paid-In     Retained
                                               Shares        Amounts         Stock          Capital     Earnings       Total

Balance, at January 1, 1999                15,164,080        $   152     $ (2,379)        $  38,025     $ 23,238    $ 59,036

Issuance of common stock                      121,941              2                            422                      424

Net income for the six months
      ended June 30, 1999                           -              -             -                -        2,562       2,562
                                       --------------------------------------------------------------------------------------


Balance, at June 30, 1999                  15,286,021        $   154     $ (2,379)        $  38,447     $ 25,800    $ 62,022
                                       ======================================================================================































          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                                                                    Six Months Ended
                                                                                                       June 30,

                                                                                                 1999                 1998
                                                                                           -------------        ------------
Cash flows from operating activities
  Net income                                                                               $    2,562           $    3,677
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                                                               4,145                2,841
    Net deferred income tax assets and liabilities                                                572                  222
  Decrease (Increase) in
    Accounts receivable                                                                        (2,155)              (1,803)
    Prepaid expenses                                                                               50                 (668)
    Prepaid income taxes                                                                          745                2,123
    Miscellaneous other assets                                                                    (25)                (213)
  Increase (decrease) in
    Accounts payable                                                                              358                 (312)
    Purses due horsemen                                                                         2,591                1,423
    Uncashed pari-mutuel tickets                                                                 (503)                (554)
    Accrued expenses                                                                              299                 (579)
    Accrued interest                                                                              (55)                   8
    Accrued salaries & wages                                                                        -                  138
    Customers deposits                                                                            171                  233
    Taxes other than income payable                                                               462                  157
                                                                                           -------------        ------------
Net cash provided by operating activities                                                       9,217                6,693
                                                                                           -------------        ------------

Cash flows from investing activities
  Expenditures for property and equipment                                                      (2,578)              (4,932)
  Notes receivable                                                                            (11,250)                   -
  Other                                                                                           251                    -
                                                                                           -------------        ------------
Net cash (used in) investing activities                                                       (13,577)              (4,932)
                                                                                           -------------        ------------










          See accompanying notes to consolidated financial statements.
                                        9

                                     PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                                     (In thousands)
                                                       (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                                   1999              1998
                                                                                           -------------------------------
Cash flows from financing activities
   Proceeds from sale of common stock                                                              424                 18
   Proceeds from long term debt                                                                 11,500                  -
   Principal payments on long-term debt and capital lease obligations                           (3,326)               (34)
   Increase in unamortized financing cost                                                         (580)              (107)
                                                                                           -------------       -----------
Net cash provided by (used) in financing activities                                              8,018               (123)
                                                                                           -------------       -----------
Net increase in cash                                                                             3,658              1,638
Cash and cash equivalents, at beginning of period                                                6,826             21,854
                                                                                           -------------       -----------
Cash and cash equivalents, at end of period                                                $    10,484           $ 23,492
                                                                                           =============       ===========



























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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. The results of operations experienced for the six month period ended June 30, 1999 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 1999.

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

2.  Wagering Information (in thousands)
                                                                  Three months ended June 30, 1999

                                                          Penn         Pocono      Charles
                                                      National          Downs         Town          Total
Pari-mutuel wagering in-state on
  Company's live races                                $ 11,291        $ 7,197      $ 8,346       $  26,834
                                                      -----------------------------------------------------
Pari-mutuel wagering on simulcasting:

  Import simulcasting from other racetracks             49,421         34,831       12,962          97,214

  Export simulcasting to out of
    state wagering facilities                           20,228          6,348        2,042          28,618
                                                      -----------------------------------------------------

                                                        69,649         41,179       15,004         125,832
                                                      -----------------------------------------------------
Total pari-mutuel wagering                            $ 80,940        $48,376     $ 23,350       $ 152,666
                                                      =====================================================


                                                                  Three months ended June 30, 1998

                                                           Penn         Pocono       Charles
                                                       National          Downs          Town        Total
Pari-mutuel wagering in-state on
  Company's live races                                $  21,605       $  7,410     $   5,524    $  34,539
                                                      -----------------------------------------------------

Pari-mutuel wagering on simulcasting:

  Import simulcasting from other racetracks              43,735         35,040        10,917       89,692

  Export simulcasting to out of
     state wagering facilities                           42,964          7,188             -       50,152
                                                      -----------------------------------------------------

                                                         86,699         42,228        10,917      139,844
                                                      -----------------------------------------------------
Total pari-mutuel wagering                            $ 108,304      $  49,638     $  16,441    $ 174,383
                                                      =====================================================


                                                                   Six months ended June 30, 1999

                                                          Penn         Pocono       Charles
                                                      National          Downs          Town        Total
 Pari-mutuel wagering in-state on
   Company's live races                               $ 17,970        $ 7,197      $ 13,389     $ 38,556
                                                      ----------------------------------------------------

 Pari-mutuel wagering on simulcasting:

   Import simulcasting from other racetracks            77,026         69,995        25,561      172,582

   Export simulcasting to out of
     state wagering facilities                          37,382          6,348         2,042       45,772
                                                      ----------------------------------------------------

                                                       114,408         76,343        27,603      218,354
                                                      ----------------------------------------------------

 Total pari-mutuel wagering                           $132,378        $83,540      $ 40,992     $256,910
                                                      ====================================================


                                                                   Six months ended June 30, 1998

                                                           Penn    Pocono       Charles
                                                       National     Downs          Town           Total
 Pari-mutuel wagering in-state on
   Company's live races                               $  41,215  $  8,325      $  9,642       $  59,182
                                                      ---------------------------------------------------
 Pari-mutuel wagering on simulcasting:

   Import simulcasting from other racetracks             86,580    66,105        21,070         173,755

   Export simulcasting to out of
     state wagering facilities                           86,584     7,763             -          94,347
                                                      ---------------------------------------------------

                                                        173,164    73,868        21,070         268,102
                                                      ---------------------------------------------------
 Total pari-mutuel wagering                           $ 214,379  $ 82,193      $ 30,712       $ 327,284
                                                      ===================================================


3.       Commitments

     The Company submitted an application to the Tennessee State Racing Commission (the "Tennessee Commission") in October 1997 for an initial license for the development and operation of a harness track and Off-Track Wagering Facilities ("OTW") at a site in the city of Memphis (the "Tennessee Development Project"). A land use plan for the construction of a 5/8-mile harness track, clubhouse and grandstand area was approved in October 1997 by the Land Use Hearing Board for the City of Memphis and County of Shelby. Tennessee Downs, Inc. ("Tennessee Downs") was determined to be financially suitable by the Tennessee Commission and a public comment hearing before the Tennessee Commission was held in November 1997. In December 1997, the Company received the necessary zoning and land development approvals from the Memphis City Council. In April 1998, the Tennessee Commission granted a license to the Company, which would expire on the earlier of: (i) December 31, 2000 or (ii) the expiration of Tennessee Commission's term on June 30, 1998, if such term was not extended by the Tennessee State Legislature. The Tennessee State Legislature voted against extending the life of the Tennessee Commission, allowing the Tennessee Commission's term to expire on June 30, 1998. The Tennessee Commission held a meeting on May 29, 1998 at which it rejected the Company's request: (i) to grant the Company an extended timeframe for the effectiveness of its racing license;
(ii) to operate a temporary simulcast facility. On July 28, 1998, the Company filed for a preliminary injunction and a declaratory ruling on the legal status of racing in Memphis. On November 23, 1998, the court ruled that the Tennessee Racing Control Act had not been repealed and cannot be repealed by implication by dissolving the Tennessee Commission. It is the opinion of the court that because the Tennessee Racing Control Act is still in force, horse-racing and pari-mutuel betting is a legal unregulated activity in Tennessee. This opinion has been appealed by the Tennessee Attorney General and a hearing was held before the Court of Appeals on June 21, 1999. On July 30, 1999, the Court of Appeals in Tennessee dissolved the injunction. The court reversed the lower court ruling on the basis of jurisdiction. Tennessee Downs intends to take a direct appeal to the Supreme Court of the State of Tennessee so that it may continue its efforts to develop and operate a harness track in Tennessee. Costs incurred as of June 30, 1999 regarding the Tennessee license amounted to $534,135 and are presented in prepaid expenses and other current assets.

         On July 14, 1998, the Company entered into a lease agreement for an OTW facility in East Stroudsburg. The lease is for approximately 14,000 square feet at the Eagle's Glen Shopping Plaza located in East Stroudsburg, Pennsylvania. The initial term of the lease is for ten years with two additional five-year renewal options available. On November 6, 1998, the Company submitted its application for approval by the Pennsylvania Harness Racing Commission. The Pennsylvania Harness Racing Commission approved the application on February 23, 1999. The Company was denied building and zoning permits by the zoning office of the Borough of East Stroudsburg and filed suit on November 13, 1998 to obtain the permits. On May 17, 1999, the Court of Common Pleas of Monroe County granted a peremptory judgment in favor of the Company that directed the Borough of East Stroudsburg and its zoning officer to issue the required building and zoning permits to construct the OTW facility. The Company expects to start construction on the $2 million facility in August 1999 with a projected opening date in the first quarter of 2000.

     On March 23, 1999, the Company entered into a new four-year, nine-month purse agreement with the Horsemen's Benevolent and Protection Association, which represents the horsemen at the Company's Penn National Race Course facility in Grantville, Pennsylvania. The agreement ended a strike by the horsemen which began on February 16, and caused the Company to close Penn National Race Course and its six affiliated OTWs. The initial term of the agreement ends on January 1, 2004 and automatically renews for another two year period, without change, unless notice is given by either party at least ninety days prior to the end of the initial term.

         On April 9, 1999, the State of West Virginia passed legislation approving the use of coin-out and reel spinning slot machines at the four racetracks in West Virginia. The Company plans to convert certain machines at Charles Town to coin-out as well as replace a number of lesser-performing machines with reel spinning models. On April 27, 1999, the Company placed an additional thirty-six (36) machines in operation for a total machine base of
935. During the remainder of 1999, the Company plans to add, subject to regulatory approval, 565 more machines to bring the total machine base to 1,500.

         On May 10, 1999, the Company commenced a consent solicitation (the "Consent Solicitation") from the holders of its 10.625% Senior Notes due 2004, Series B (the Notes) to amend the Indenture pursuant to which the Notes were issued to permit the Company to make certain investments in a joint venture with Greenwood New Jersey, Inc., that will operate Freehold Raceway in Freehold, New Jersey and Garden State Track in Cherry Hill, New Jersey (the "Joint Venture"). The Consent Solicitation originally expired at 5:00 p.m., New York City time, on May 19, 1999 but was extended by the Company until July 30, 1999, by which time holders of more than a majority of the Company's had delivered consents. The Company and the Trustee under the Indenture relating to the Notes have executed and delivered a Supplemental Indenture containing the amendments described in the Company's Consent Solicitation. The amendments became effective on July 30, 1999 when the Company acquired the Joint Venture. The consent fee payable to holders who delivered consents (and did not validly revoke such consents) prior to the expiration date is $32.50 per $1,000 principal amount of Notes as to which a consent was given. Pursuant to the terms and conditions of the Consent Solicitation, the Company made all consent payments contemporaneously with the closing of the Joint Venture transaction.

     On June 1, 1999, the Company amended its employment agreement with its Chairman which became effective June 1, 1999 and as amended, shall continue thereafter from year to year. The agreement provides for an annual base salary of $380,000, and prohibits the employee from competing with the Company during its term and for one year, thereafter. The agreement also provides for a death benefit payment by the Company equal to the amount of employee's annual salary in effect at the time of his death, for a period of two years following the date of employee's death.

     On June 1, 1999, the Company amended its employment agreement with its Chief Financial Officer which became effective on June 1, 1999, and as amended, shall continue from year to year unless terminated by the Company upon 90 days written notice. The agreement provides for an annual base salary of $150,000, and prohibits the employee from competing with the Company during its term and for one year thereafter. The agreement also provides for a death benefit payment by the Company equal to the amount of the employee's annual salary in effect at the time of his death for a period of one year following the date of employees death.

     On June 30, 1999, all the race tracks in West Virginia (the "Tracks"), entered into a hardware and software purchase agreement (the "Agreement") with International Game Technology (IGT), for the purchase of a new video lottery central control computer system. The aggregate cost of the new system is $5.5 million of which PNGI Charles Town Gaming LLC is obligated to pay $1.4 million. On July 22, 1999, the Company submitted a check in the amount of $257,000 as the initial deposit and issued a letter of credit in the amount of $1,156,000 to secure the remaining payments due. In addition, the Tracks agreed to collectively acquire from IGT at least one thousand video lottery terminals by September 30, 1999. (Charles Town is to acquire 400 new terminals) The Agreement also requires each track to pay to IGT the sum of $7.50 per terminal, per day for each video lottery terminal offering progressive games operated through the IGT central system. Installation of the new central system should be completed by December 31, 1999.

     At June 30, 1999, the Company was contingently obligated under letters of credit with face amounts aggregating $2,031,000. These amounts consisted of $1,776,000 relating to horsemen's account balances, $100,000 for Pennsylvania pari-mutuel taxes, and $155,000 for purses.

4.       Supplemental Disclosures of Cash Flow Information

         Cash paid during the six months ended June 30, 1999 and 1998 for interest was $4,307,204 and $4,230,000, respectively.

         Cash paid during the three months ended June 30, 1999 and 1998 for income taxes was $206,000 and $1,476,000, respectively.

5.   Subsidiary Guarantors

                  Summarized financial information as of June 30, 1999 and 1998 for the three and six months ended June 30, 1999 and 1998 for Penn National Gaming, Inc. ("Parent"), the Subsidiary Guarantors and Subsidiary Nonguarantors is as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                               Subsidiary
                                               Parent       Susbsidiary              Non-         Elimin-        Consoli-
                                              Company        Guarantors        Guarantors          ations           dated
--------------------------------------------------------------------------------------------------------------------------
As of June 30,1999
Consolidated Balance Sheet  (In Thousands)
Current assets                           $      6,699   $         6,164   $         7,685   $      (1,542 )  $     19,006
Net property plant and equipment               13,051            61,720            45,008               -         119,779
Other assets                                  111,679           156,936             1,539        (233,212 )        36,942
--------------------------------------------------------------------------------------------------------------------------
Total                                    $    131,429   $       224,820   $        54,232   $    (234,754 )  $    175,727
--------------------------------------------------------------------------------------------------------------------------
Current liabilities                             8,259            15,416            $9,216         (12,375 )        20,516
Long-term liabilities                          84,633            78,342            47,553        (117,339 )        93,189
Shareholders'equity (deficiency)               38,537           131,062            (2,537 )      (105,040 )        62,022
--------------------------------------------------------------------------------------------------------------------------
Total                                    $    131,429   $       224,820   $        54,232   $    (234,754 )  $    175,727
--------------------------------------------------------------------------------------------------------------------------

Three months ended June 30, 1999
Consolidated Statement of Income (In Thousands)
Total revenues                           $      4,515   $        22,173   $        20,205   $      (1,510 )  $     45,383
Total operating expenses                        2,141            21,291            17,461          (1,510 )        39,383
--------------------------------------------------------------------------------------------------------------------------
Income from operations                          2,374               882             2,744               -           6,000
Other income (expenses)                        (1,464 )             749            (1,104 )             -          (1,819 )
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                        910             1,631             1,640               -           4,181
Taxes on income                                   376               609               656               -           1,641
--------------------------------------------------------------------------------------------------------------------------
Net income                               $        534   $         1,022   $           984   $           -    $      2,540
--------------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 1999
Consolidated Statement of Income (In Thousands)
Total revenues                           $      2,038   $        42,199   $        36,570   $      (2,635 )  $     78,172
Total operating expenses                       (2,012 )          42,642            32,312          (2,635 )        70,307
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                   4,050              (443 )           4,258               -           7,865
Other income (expenses)                        (2,969 )           1,504            (2,270 )                        (3,735 )
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                      1,081             1,061             1,988               -           4,130
Taxes  on income                                  465               285               818                           1,568
--------------------------------------------------------------------------------------------------------------------------
Net income                               $        616   $           776   $         1,170   $           -    $      2,562
--------------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 1999
Consolidated Statement of Cash Flow (In Thousands)

Net Cash Flows from Operating            $      6,000   $           239    $        2,978   $           -  $        9,217
Activities
Net Cash Flows from Investing                 (11,736 )            (745 )          (1,096 )             -         (13,577 )
Activities
Net Cash Flows from Financing                   8,527              (509 )               -               -           8,018
Activities
--------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash                   2,791            (1,015 )           1,882               -           3,658
  Cash and cash equivalents at                  2,001             1,705             3,120               -           6,826
January 1, 1999
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June
 30,1999                                 $      4,792   $           690    $        5,002   $           -  $       10,484
--------------------------------------------------------------------------------------------------------------------------


                                                                               Subsidiary
                                               Parent       Susbsidiary              Non-         Elimin-        Consoli-
                                              Company        Guarantors        Guarantors          ations           dated
--------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998
Consolidated Balance Sheet  (In Thousands)
Current assets                        $         3,558   $         6,944    $        4,204  $         (592 )  $     14,114
Net property plant and equipment               13,576            62,598            44,578               -         120,752
Other assets                                  102,400           153,818             1,779        (232,065 )        25,932

--------------------------------------------------------------------------------------------------------------------------
Total                                 $       119,534   $       223,360            50,561        (232,657 )       160,798
--------------------------------------------------------------------------------------------------------------------------
Current liabilities                             1,000            13,961             7,520         (10,278 )        12,203
Long-term liabilities                          81,037            78,527            47,334        (117,339 )        89,559
Shareholders'equity (deficiency)               37,497           130,872            (4,293 )     ( 105,040 )        59,036
--------------------------------------------------------------------------------------------------------------------------

Total                                 $       119,534   $        223,360    $       50,561 $       (232,657  ) $  160,798
--------------------------------------------------------------------------------------------------------------------------

Three months ended June 30, 1998
Consolidated Statement of Income (In Thousands)
Total revenues                        $             - $          27,057 $          13,697 $          (696 )  $     40,058
Total operating expenses                       (1,765 )          24,674            12,089            (696 )        34,302
--------------------------------------------------------------------------------------------------------------------------
Income from operations                          1,765             2,383             1,608               -           5,756
Other income (expenses)                        (1,390 )             700            (1,164 )             -          (1,854 )
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                        375             3,083               444               -           3,902
Taxes on income                                    94             1,341                 -               -           1,435
--------------------------------------------------------------------------------------------------------------------------
Net income                            $           281 $           1,742 $             444 $             -    $      2,467
--------------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 1998
Consolidated Statement of Income (In Thousands)
Total revenues                        $             2 $          49,889 $          24,667  $        (1,145 )  $    73,413
Total operating expenses                       (3,243 )          45,460            22,803           (1,145 )       63,875
--------------------------------------------------------------------------------------------------------------------------
Income from operations                          3,245             4,429             1,864               -           9,538
Other income (expenses)                        (2,777 )           1,345            (2,330 )                        (3,762 )
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                        468             5,774              (466 )             -           5,776
Taxes on income                                    26             2,073                 -                           2,099
--------------------------------------------------------------------------------------------------------------------------
Net income (Loss)                     $           442 $           3,701 $            (466 )$            -     $     3,677
--------------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 1998
Consolidated Statement of Cash Flow (In Thousands)
Net Cash Flows from Operating         $         3,945  $        (12,596 )  $          565 $        14,779 $         6,693
Activities
Net Cash Flows from Investing                  (6,812 )           7,168             2,844          (8,132 )        (4,932 )
Activities
Net Cash Flows from Financing                     154             6,370                 -          (6,647 )          (123 )
Activities
--------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash                  (2,713 )             942             3,409               -           1,638
  Cash and cash equivalents at
January 1, 1998                                 3,015            17,895               944               -          21,854
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June
30, 1999                              $           302  $         18,837    $        4,353 $             - $        23,492
--------------------------------------------------------------------------------------------------------------------------

6.       Year 2000 Compliance

         The "Year 2000 issue" is typically the result of software and hardware being written using two digits rather than four to define the applicable year. If the Company's software and hardware with date-sensitive functions are not Year 2000 compliant, these systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, interruptions in pari-mutuel wagering or the inability to operate the Company's video lottery machines.

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

         The Company has initiated formal communication with significant suppliers and third party vendors to determine the extent to which the Company's operations are vulnerable to those third parties failure to remediate their own Year 2000 hardware and software issues. All of these parties state that they intend to be Year 2000 compliant by 2000. In the event that any of the Company's significant suppliers are unable to become Year 2000 compliant, the Company's business or operations could be adversely affected. There can be no assurance that the systems of other companies on which the Company relies will be compliant by the year 2000 and would not have an adverse effect on operations.

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

7.       Subsequent Events

         On July 9, 1999, the Company entered into an agreement with American Digital Communications, Inc. ("TrackPower") to serve as the exclusive pari-mutuel wagering hub operator for TrackPower. TrackPower provides direct-to-home digital satellite transmissions of horse racing to its subscriber base. The initial term of the contract is for five years with an additional five year option available. The agreement is subject to approval by the Pennsylvania Horse Racing Commission. In connection with the agreement the Company received Warrants to purchase 5,000,000 shares of common stock of TrackPower at prices ranging from $1.58 per share to $2.58 per share. The Warrants vest at 20% per year and expire on April 30, 2004.

     On July 29, 1999, after receiving the necessary approvals from the New Jersey Racing Commission and the consent from the holders of its 10.625% Senior Notes due 2004, Series B, the Company completed its investment in the 50%/50% Joint Venture, Pennwood, Inc., with Greenwood New Jersey, Inc., (a wholly-owned subsidiary of Greenwood Racing, Inc. the owner of Philadelphia Park Race Track).

Pursuant to the Joint Venture Agreement, the Company agreed to guarantee severally: (i) up to 50% of the obligations of the Joint Venture under its Put Option Agreement ($17.5 million) with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"); (ii) up to 50% of the Joint Venture obligation for the seven year lease at Garden State Park; (iii) up to 50% to International Thoroughbred Breeders, Inc. for the contingent purchase price notes ($10.0 million) relating to the operating, if passed by the New Jersey legislature, by the Joint Venture of OTW's and a telephone wagering accounts in New Jersey. In conjunction with the closing, the Company entered into a Debt Service
Maintenance Agreement with Commerce Bank, N.A. for the funding of a $23.0 million credit facility to the Joint Venture. The Joint Venture Agreement provides for a limited obligation of the Company of $11.5 million subject to limitations provided for in the Company's 10.625% Senior Notes Indenture. A Form 8-K will be filed regarding this event.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998

         Total revenue increased by approximately $5.3 million or 13.3% from $40.1 million for the three months ended June 30, 1998 to $45.4 million for the three months ended June 30, 1999. Revenues decreased by $1.6 million or 9.9% at Penn National Race Course and its OTW facilities due to the strike by The Horsemen's Benevolent Protective Association (Horsemen) that resulted in the closure of the facilities from February 16 to March 24, 1999. Penn National Race Course re-opened for live racing on a limited basis on April 23 and resumed a full live racing schedule the week of June 26, 1999. For the second quarter, Penn National Race Course ran 32 live race days in 1999 compared to 52 live race days in 1998. Charles Town Races had increased revenues of $6.5 million or 47.5% for the quarter. Video lottery machine revenue increased by $4.6 million due to an increase in the average number of machines in play of 700 in 1998 compared to 915 in 1999 and an increase in the average win per machine of $141 in 1998 compared to $164 in 1999. Racing revenue increased by $1.3 million due to the improved quality of the live race card, a stronger full-card simulcast program, and the start of export simulcasting the Charles Town live race program to tracks across the country beginning on June 5, 1999. Concession revenues increased by $.6 million due to the increased attendance at the Charles Town facility. At Pocono Downs and its OTW facilities revenues increased by $121,000 or 1.2%.

     Total operating expenses increased by approximately $5.1 million or 14.8% from $34.3 million for the three months ended June 30, 1998 to $39.4 million for the three months ended June 30, 1999. Expenses decreased by $.4 million or 3.4% at Penn National Race Course and its OTW facilities due to the Horsemen's strike that resulted in 20 fewer live race days for the second quarter in 1999 compared to the second quarter in 1998. Charles Town Races had increased expenses of $5.2 million or 45.2% due to an increase in direct costs associated with additional wagering on horse racing and video lottery machine play, an increase in the number of video lottery machines and export simulcast expenses. Pocono Downs and its OTW facilities had a $.1 million net decrease in expenses. Corporate expenses increased by approximately $.5 million due to the consolidation of the marketing and information technology departments at the corporate level and the development of an OTW facility management department. Depreciation and amortization expense increased by $.7 million due to the purchase of the video lottery machines from GTECH in November 1998.

         Income from operations increased by approximately $200,000 or 3.4% from $5.8 million for the three months ended June 30, 1998 to $6.0 million for the three months ended June 30, 1999 due to the factors described above.

         Net income increased by approximately $73,000 or 2.9% from $2,467,000 for the three months ended June 30, 1998 to $2,540,000 for the three months ended June 30, 1999 due to the factors described above. Income tax expense increased by approximately $206,000 or 14.4% from $1,435,000 for the three months ended June 30, 1998 to $1,641,000 for the three months ended June 30, 1999 due to the increase in income for the quarter.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

         Total revenue increased by approximately $4.8 million or 6.5% from $73.4 million for the six months ended June 30, 1998 to $78.1 million for the six months ended June 30, 1999. Revenues decreased by $8.8 million or 27.4% at Penn National Race Course and its OTW facilities due to the Horsemen's strike that resulted in the closure of the facilities from February 16 to March 24, 1999. Penn National Race Course re-opened for live racing on a limited basis on April 23 and resumed a full live racing schedule the week of June 26, 1999. For the six-month period, Penn National Race Course ran 50 live race days in 1999 compared to 102 live race days in 1998. Charles Town Races had increased revenues of $11.9 million or 48.2% for the period. Video lottery machine revenue increased by $8.8 million due to an increase in the average number of machines in play of 632 in 1998 to 876 in 1999 and an increase in the average win per machine of $141 in 1998 compared to $157 in 1999. Racing revenue increased by $2.1 million due to the improved quality of the live race card, a stronger full-card simulcast program, and the start of export simulcasting the Charles Town live race program to tracks across the country beginning June 5, 1999. Concession revenues increased by $1.0 million due to the increased attendance at the Charles Town facility. At Pocono Downs and its OTW facilities revenues increased by $1.1 million or 6.3%. The increase resulted from a full period of operations for the Carbondale ($1.0 million) and Hazleton OTW's ($ .7 million) that offset the decrease in revenues at the Pocono Downs racetrack ($.6 million) due to the close proximity of these three facilities.

         Total operating expenses increased by approximately $6.4 million or 10.0% from $63.9 million for the six months ended June 30, 1998 to $70.3 million for the six months ended June 30, 1999. Expenses decreased by $4.4 million or 17.4% at Penn National Race Course and its OTW facilities due to the closing of the facilities from February 16 to March 24, 1999 and the loss of 52 live races in 1999 compared to 1998. Included in the operating expenses were $1.3 million in shutdown related expenses. Charles Town Races had increased expenses of $9.4 million or 43.2% due to an increase in direct costs associated with additional wagering on horse racing and video lottery machine play, additional video lottery machines and export simulcast expenses. Pocono Downs and its OTW facilities had a $.5 million net increase in expenses due to a full period of operations at the Carbondale and Hazleton OTW facilities that was offset by a decrease in expenses at the Pocono Downs racetrack. Corporate expenses increased by approximately $1.0 million due to the consolidation of the marketing and information technology departments at the corporate level and the development of an OTW facility management department. Depreciation and amortization expense increased by $1.3 million due to the purchase of the video lottery machines from GTECH in November 1998.

         Income from operations decreased by approximately $1.7 million or 17.7% from $9.6 million for the six months ended June 30, 1998 to $7.9 million for the six months ended June 30, 1999 due to the factors described above

         Net income decreased by approximately $1.1 million or 30.3% from $3.7 million for the six months ended June 30, 1998 to $2.6 million for the six months ended June 30, 1999 due to the factors described above. Income tax expense decreased by approximately $.5 million or 25.3% from $2.1 million for the six months ended June 30, 1998 to $1.6 million for the six months ended June 30, 1999 due to the decrease in income for the period.

Liquidity and Capital Resources

         Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of equity securities.

     Net cash provided by operating activities for the six months ended June 30, 1999 ($9.2 million) consisted of net income and non-cash expenses ($7.3 million), an increase in purses due Horsemen ($2.6 million), an increase in accounts payable ($.4 million) and an increase in other working capital ($1 million), offset by an increase in account receivables ($2.2 million). The increase in accounts receivable was due to an increase in the amount due from the West Virginia Lottery for VLT revenues and administration fee refund ($707,000), tourism grants receivable ($142,000), escrow settlement ($400,000) other receivable at Charles Town ($251,000), and increased settlement receivables for Pocono Downs and Charles Town ($700,000) due to live racing and export simulcasting.

         Cash flows used in investing activities ($13.8 million) consisted of a note receivable ($11.2 million) from FR Park Racing, LP, a New Jersey limited partnership and a part of the New Jersey Joint Venture agreement and $2.6 million in capital expenditures.

         Cash flows provided by financing activities ($8.1 million) consisted of principal payments on long-term debt ($3.3 million), borrowings under the credit facility ($11.5 million) for the New Jersey Joint Venture and debt repayment, proceeds from the exercise of stock options and warrants ($.4 million) and an increase in financing costs ($.5 million) for amending the credit facility.

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

     In the first quarter of 1999, the Company incurred approximately $1.3 million in expenses associated with the actions by the Horsemen on February 16, 1999 that resulted in the closing of Penn National Race Course and its six OTW facilities in Reading, Chambersburg, York, Lancaster, Williamsport and Johnstown, from February 16, 1999 through March 24, 1999.

         During the remainder of 1999 the Company anticipates spending approximately $22.0 million on capital expenditures at its racetracks and OTW facilities. The Company plans to spend approximately $1.0 million at Pocono Downs, Penn National Race Course and the OTW facilities for building improvements and equipment. The Company will also spend approximately $2.0 million on leasehold improvements, furniture and fixtures and equipment for the new OTW facility in East Stroudsburg, Pennsylvania that is scheduled to open in the first quarter of 2000. At Charles Town, the Company has applied to the West Virginia Lottery Commission for approval to increase the number of gaming machines to 1,500. If approved, the Company plans to spend approximately $19.0 million on an outdoor paddock and jockey room ($1.0 million), renovations for a new slot machine area ($4.3 million), new gaming machines ($5.7 million, conversion of existing machines to coin drop ($2.5 million), player tracking ($1.1 million), a new central system for the West Virginia Lottery Commission ($1.4 million) and other improvements ($2.5 million). If the State of Tennessee reinstates the Tennessee Commission and the Company's racing license or if the racing industry is regulated under another government agency, the Company anticipates expending an additional $9.0 million to complete the first phase of its Tennessee Development Project.

     The Company entered into its Credit Facility with Bankers Trust Company, as Agent in 1996. This Credit Facility was amended and restated on January 28, 1999 with First Union National Bank replacing Bankers Trust Company, as Agent. The amended Credit Facility provides for, subject to certain terms and conditions, a $20.0 million revolving credit facility, a $5.0 million term loan due in one year, a $3.0 million sublimit for standby letters of credit and has a four-year term for its closing. The Credit Facility, under certain circumstances, requires the Company to make mandatory prepayments and commitment reductions and to comply with certain covenants, including financial ratios and maintenance tests. In addition, the Company may make optional prepayments and commitment reductions pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility is secured by the assets of the Company and contains certain financial ratios and maintenance tests. On June 30, 1999, the Company was in compliance with all applicable ratios. On July 22, 1999 the Company entered into Amendment No. 1 to the Credit Facility which increased the sublimit for the standby letter of credit from $3.0 million to $3.5 million.

     On July 29, 1999 the Company entered into Amendment No. 2 to the Credit Facility which provided for the consent of the Banks, which are a party to the Credit Facility, to permit the Company to enter into a Debt Service Maintenance Agreement for the benefit of Commerce Bank, N.A. The Debt Service Maintenance Agreement supports the extension of credit to the Joint Venture by Commerce Bank, N.A. In addition , the Company entered into a Subordination and Intercreditor Agreement with FR Park Racing, L.P. and Commerce Bank, N.A.

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

Item 3.  Changes in Information About Market Risk

         All of the Company's debt obligations at June 30, 1999 were fixed rate obligations, and management, therefore, does not believe that the Company has any material risk from its debt obligations.

Part II.  Other Information

Item 1.  Legal Proceedings

     In December 1997, Amtote international, Inc. ("Amtote"), filed an action against the Company and the Charles Town Joint Venture in the United States District Court for the Northern District of West Virginia. In its complaint, Amtote (i) states that the Company and the Charles Town Joint Venture allegedly breached certain contracts with Amtote and its affiliates when it entered into a wagering services contract with a third party (the "Third Party Wagering Services Contract"), and not with Amtote, effective January 1, 1998, (ii) sought preliminary and injunctive relief through a temporary restraining order seeking to prevent Charles Town Joint Venture from (a) entering into a wagering services contract with a party other than Amtote and (b) having a third party provide such wagering services, (iii) seeks declaratory relief that through September 2004 and (iv) seeks unspecified compensatory damages, legal fees and costs associated with the action and other legal and equitable relief as the Court deems just and appropriate. On December 24, 1997, a temporary restraining order was issued, which prescribes performance under the Third Party Wagering Contract. On January 14, 1998, a hearing was held to rule on whether a preliminary injunction should be issued or whether the temporary restraining order should be lifted. On February 20, 1998, the temporary restraining order was lifted by the court. The Company is pursuing legal remedies in order to terminate Amtote and proceed under the Third Party Wagering Services Contract. This matter was tried before the State Court of West Virginia on June 17, 1999 and a decision is still pending. The Company believes that its action, and any resolution thereof, will not have any material adverse impact upon its financial condition, results, or the operations of either the Charles Town Joint Venture or the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         10.89                      Amendment to Employment Agreement dated
                                    June 1, 1999, between the Company and Peter M. Carlino.

         10.90                      Amendment to Employment Agreement dated
                                    June 1, 1999, between the Company and Robert S. Ippolito.

         10.91                      Second Amendment to Joint Venture Agreement dated as of
                                    July 29, 1999, between the Company and Greenwood
                                    Racing, Inc.

         10.92 Shareholder's Agreement dated July 29, 1999, between Penn National Holding Company and
                                    Greenwood Racing, Inc.

         10.93                      Amended and Restated Limited Partnership Agreement
                                    dated July 29, 1999, between FR Park Racing, L.P.,
                                    Pennwood Racing, Inc. and Penn National GSFR, Inc.

         10.94                      Amended and Restated Limited Partnership Agreement
                                    dated July 29, 1999, between FR Park Services, L.P.,
                                    Pennwood Racing, Inc. and Penn National GSFR, Inc.

         10.95                      Amended and Restated Limited Partnership Agreement
                                    dated July 29, 1999, between GS Park Racing, L.P.,
                                    Pennwood Racing, Inc. and Penn National GSFR, Inc.

         10.96                      Amended and Restated Limited Partnership Agreement
                                    dated July 29, 1999, between GS Park Services, L.P.,
                                    Pennwood Racing, Inc. and Penn National GSFR, Inc.

         10.97                      Amendment No. 1 to Second Amended and Restated
                                    Credit Agreement dated July 29, 1999, between the
                                    Company and First Union National Bank.

         10.98                      Amendment No. 2 to Second Amended and Restated
                                    Credit Agreement dated July 29, 1999, between the
                                    Company and First Union National Bank.

         10.99                      Agreement  dated July 9, 1999,  between  the
                                    Company and American Digital Communications,
                                    Inc. (Portions of this Exhibit have been omitted
                                    pursuant to a request for confidential treatment).

         10.01a                     Subordination and Intercreditor Agreement dated
                                    July 29, 1999, between the Company, FR Park Racing, L.P. and
                                    Commerce Bank, N.A.

         10.02a                     Debt  Service  Maintenance  Agreement  dated
                                    July  29,  1999,  between  the  Company  and
                                    Commerce Bank, N.A.

         10.03a                     First Supplemental  Indenture dated May 19,
                                    1999, between the Company and State Street
                                    Bank and Trust Company, Trustee.

(b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Penn National Gaming, Inc.

08/12/99                             By:  /s/Robert S. Ippolito
Date                                 Robert S. Ippolito, Chief Financial Officer

                                  Exhibit Index

Exhibit Nos.    Description of Exhibits                                         Page No.
10.89           Amendment to Employment Agreement dated
                June 1, 1999, between the Company and Peter M. Carlino.             27

10.90           Amendment to Employment Agreement dated
                June 1, 1999, between the Company and Robert S. Ippolito.           28

10.91           Second Amendment to Joint Venture  Agreement dated as
                of July 29, 1999, between the Company and Greenwood
                Racing, Inc.                                                     29-33

10.92           Shareholder's Agreement dated July 29, 1999 between Penn
                National Holding Company and Greenwood Racing, Inc.              34-52

10.93           Amended and Restated  Limited  Partnership  Agreement
                dated July 29, 1999, between FR Park Racing, L.P.,
                Pennwood Racing, Inc. and Penn National GSFR, Inc.               53-71

10.94           Amended and Restated Limited Partnership Agreement
                dated July 29, 1999, between FR Park Services, L.P.,
                Pennwood Racing, Inc. and Penn National GSFR, Inc.               72-89

10.95           Amended and Restated  Limited  Partnership  Agreement
                dated July 29, 1999, between GS Park Racing, L.P.,
                Pennwood Racing, Inc. and Penn National GSFR, Inc.               90-106

10.96           Amended and Restated Limited Partnership Agreement
                dated July 29, 1999, between GS Park Services, L.P.,
                Pennwood Racing, Inc. and Penn National GSFR, Inc.              107-123

10.97           Amendment No. 1 to Second Amended and Restated
                Credit Agreement dated July 29, 1999, between the
                Company and First Union National Bank.                          124-132

10.98           Amendment No. 2 to Second Amended and Restated
                Credit Agreement dated July 29, 1999, between the
                Company and First Union National Bank.                          133-139

10.99           Agreement dated July 9, 1999, between the Company
                and American Digital Communications, Inc.
                (Portions of this Exhibit have been omitted pursuant
                to a request for confidential treatment).                       140-157

10.01a          Subordination and Intercreditor Agreement dated
                July 29, 1999, between the Company, FR Park Racing
                and Commerce Bank N.A..                                         158-170

10.02a          Debt Service Maintenance Agreement dated July
                29, 1999, between the Company and Commerce Bank N.A.            171-179

10.03a          First Supplemental Indenture dated May 19, 1999, between
                the Company and State Street Bank and Trust Company, Trustee.   180-187