Form 10-Q
period 1999-09-30
PENN NATIONAL GAMING INC
filed 1999-11-12
CIK 921738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                       Outstanding as of November 12, 1999

Common stock par value .01 per share                          14,874,571






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

                   Penn National Gaming, Inc. and Subsidiaries

                                      INDEX



PART I - FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements

Consolidated Balance Sheets -
   September 30, 1999 & December 31, 1998                                    4-5

Consolidated Statements of Income -
   Nine Months Ended September 30, 1999 and 1998 (unaudited)                   6

Consolidated Statements of Income -
   Three Months Ended September 30, 1999 and 1998 (unaudited)                  7

Consolidated Statement of Shareholder's Equity -
   Nine Months Ended September 30, 1999, (unaudited)                           8

Consolidated Statement of Cash Flow -
   Nine Months Ended September 30, 1999 and 1998 (unaudited)                9-10

Notes to Consolidated Financial Statements                                 11-19


Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      20-23

Item 3. Changes in Information about Market Risk                              23
------------------------------------------------


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  23-24

Item 6. Exhibits and Reports on Form 8-K                                      25

Signature Page                                                                26

Part I.  Financial Information
Item 1.  Financial Statements

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                    September 30,      December 31,
                                                                                             1999              1998
                                                                                      (Unaudited)
                                                                             ---------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                         $       9,777       $     6,826
  Accounts receivable                                                                       4,580             3,840
  Prepaid expenses and other current assets                                                 2,649             2,131
  Deferred income taxes                                                                       255               458
  Prepaid income tax                                                                            -               859
                                                                             ---------------------------------------
Total current assets                                                                       17,261            14,114
                                                                             ---------------------------------------

Property, plant and equipment, at cost
  Land and improvements                                                                    27,832            26,969
  Building and improvements                                                                68,490            66,918
  Furniture, fixtures and equipment                                                        30,751            29,772
  Transportation equipment                                                                    625               527
  Leasehold improvements                                                                    9,778             9,579
  Leased equipment under capitalized lease                                                    824               824
  Construction in progress                                                                  3,138             1,847
                                                                             ---------------------------------------
                                                                                          141,438           136,436
Less accumulated depreciation and amortization                                             21,108            15,684
                                                                             ---------------------------------------
Net property, plant and equipment                                                         120,330           120,752
                                                                             ---------------------------------------

Other assets
 Investment in and advances to unconsolidated affiliate                                    12,269                 -
 Excess of cost over fair market value of net assets acquired
 (net of accumulated amortization of $2,464 and $2,006,
  respectively)                                                                            21,733            22,442
 Deferred financing costs                                                                   5,130             2,403
 Miscellaneous                                                                              1,133             1,087
                                                                             ---------------------------------------
Total other assets                                                                         40,265            25,932
                                                                             ---------------------------------------
                                                                                    $     177,856       $   160,798
                                                                             =======================================











          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                September 30,          December 31,
                                                                                        1999                  1998
                                                                                  (Unaudited)
                                                                              --------------------------------------
Liabilities and Shareholders' Equity
Current liabilities
  Current maturities of long-term debt and
      capital lease obligations                                                $       5,158         $        168
  Accounts payable                                                                     6,873                6,217
  Purses due horsemen                                                                  2,607                  887
  Uncashed pari-mutuel tickets                                                         1,007                1,597
  Accrued expenses                                                                     1,167                1,063
  Accrued interest                                                                     2,256                  468
  Accrued salaries & wages                                                               969                  752
  Customer deposits                                                                      828                  548
  Taxes, other than income taxes                                                       1,286                  503
   Income taxes payable                                                                   74                    -
                                                                              --------------------------------------
Total current liabilities                                                             22,225               12,203
                                                                              --------------------------------------

Long-term Liabilities
  Long-term debt and capital lease obligations,
    net of current maturities                                                         78,564               78,088
  Deferred income taxes                                                               12,129               11,471
                                                                              --------------------------------------
Total long-term liabilities                                                           90,693               89,559
                                                                              --------------------------------------

Commitments and contingencies
Shareholders' equity
 Preferred stock,$.01 par value, authorized 1,000,000 shares;
    issued none                                                                            -                    -
Common stock,$.01 par value, authorized 20,000,000 shares;
    issued 15,299,271 and 15,164,080, respectively                                       153                  152
Treasury stock, 424,700 shares at cost                                                (2,379)              (2,379)
Additional paid in capital                                                            38,527               38,025
Retained earnings                                                                     28,637               23,238
                                                                              --------------------------------------
Total shareholders' equity                                                            64,938               59,036
                                                                              --------------------------------------
                                                                               $     177,856         $    160,798
                                                                              ======================================














          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                            1999              1998
                                                                               -------------------------------------
Revenues
   Pari-mutuel revenues
      Live races                                                               $          15,275      $     20,962
      Import simulcasting                                                                 53,298            50,994
      Export simulcasting                                                                  2,925             4,403
  Gaming revenue                                                                          39,886            26,995
  Admissions, programs and other racing revenue                                            4,747             4,558
  Concessions revenues                                                                     9,092             7,102
 Earnings of unconsolidated affiliates                                                       516                 -
                                                                               -------------------------------------
Total revenues                                                                           125,739           115,014
                                                                               -------------------------------------
Operating expenses
  Purses, stakes, and trophies                                                            22,969            21,821
  Direct salaries, payroll taxes and employee benefits                                    14,044            14,265
  Simulcast expenses                                                                       9,768            10,479
  Pari-mutuel taxes                                                                        6,587             7,013
  Lottery taxes and administration                                                        15,571            10,613
  Other direct meeting expenses                                                           17,176            17,823
  Concessions expenses                                                                     8,081             5,646
  Other operating expenses                                                                 9,614             7,879
  Horsemen's action expenses                                                               1,250                 -
  Depreciation and amortization                                                            6,469             4,292
                                                                               -------------------------------------
Total operating expenses                                                                 111,529            99,831
                                                                               -------------------------------------
Income from operations                                                                    14,210            15,183
                                                                               -------------------------------------
Other income (expenses)
 Interest (expense)                                                                       (6,508)           (6,326)
 Interest income                                                                             976               627
 Other (including $140,000 of unrealized investment gain in 1998)                             (7)              110
                                                                               -------------------------------------
Total other (expenses)                                                                    (5,539)           (5,589)
                                                                               -------------------------------------
Income before taxes                                                                        8,671             9,594
Taxes on income                                                                            3,272             3,549
                                                                               -------------------------------------
Net Income                                                                     $           5,399      $      6,045
                                                                               =====================================
Basic earnings per share on net income                                         $            0.36      $       0.40
                                                                               -------------------------------------
Diluted earnings per share on net income                                       $            0.36      $       0.39
                                                                               -------------------------------------
Weighted average number of basic common shares outstanding                                14,812            15,108
                                                                               -------------------------------------
Weighted average number of diluted common shares outstanding                              15,179            15,463
                                                                               -------------------------------------






          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                     1999               1998
                                                                              -------------------------------------
Revenues
   Pari-mutuel revenues
      Live races                                                              $      6,992        $     8,034
      Import simulcasting                                                           18,248             16,881
      Export simulcasting                                                            1,567              1,576
  Gaming revenue                                                                    14,973             10,835
  Admissions, programs and other racing revenue                                      1,763              1,573
  Concessions revenues                                                               3,507              2,675
  Earnings of unconsolidated affiliates                                                516                  -
                                                                              -------------------------------------
Total revenues                                                                      47,566             41,574
                                                                              -------------------------------------

Operating expenses
  Purses, stakes, and trophies                                                       8,871              7,875
  Direct salaries, payroll taxes and employee benefits                               5,323              5,002
  Simulcast expenses                                                                 3,697              3,583
  Pari-mutuel taxes                                                                  2,484              3,328
  Lottery taxes and administration                                                   5,667              3,407
  Other direct meeting expenses                                                      6,560              6,260
  Concessions expenses                                                               3,114              2,193
  Other operating expenses                                                           3,180              2,855
  Depreciation and amortization                                                      2,324              1,451
                                                                              -------------------------------------
Total operating expenses                                                            41,220             35,954
                                                                              -------------------------------------
Income from operations                                                               6,346              5,620
                                                                              -------------------------------------
Other income (expenses)
  Interest (expense)                                                                (2,175)            (2,082)
  Interest income                                                                      370                176
  Other (including $140,000 of unrealized investment gain in 1998)                       -                110
                                                                              -------------------------------------
Total other (expenses)                                                              (1,805)            (1,796)
                                                                              -------------------------------------
Income before taxes                                                                  4,541              3,824
Taxes on income                                                                      1,703              1,451
                                                                              -------------------------------------
Net income                                                                    $      2,838        $     2,373
                                                                              =====================================
Basic earnings per share on net income                                        $       0.19        $      0.16
                                                                              -------------------------------------
Diluted earnings per share on net income                                      $       0.19        $      0.16
                                                                              -------------------------------------
Weighted average number of basic common shares outstanding                          14,868             15,021
                                                                              -------------------------------------
Weighted average number of diluted common shares outstanding                        15,242             15,279
                                                                              -------------------------------------







          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)


                                                                                         Additional
                                                   Common Stock           Treasury          Paid-In     Retained
                                               Shares        Amounts         Stock          Capital     Earnings       Total

Balance, at January 1, 1999                15,164,080    $       152    $  (2,379)        $  38,025    $  23,238    $ 59,036

Issuance of common stock                      135,191              1            -               502                      503

Net income for the nine months
      ended September 30, 1999                      -              -            -                 -        5,399       5,399
                                        --------------------------------------------------------------------------------------

Balance, at September 30, 1999             15,299,271    $       153    $  (2,379)        $  38,527    $  28,637    $ 64,938
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

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                   1999                1998
                                                                                          --------------       -------------
Cash flows from operating activities
  Net income                                                                             $        5,399       $       6,045
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                                                                 6,469               4,292
    Deferred income tax                                                                             861                 264
  Decrease (Increase) in
    Accounts receivable                                                                            (740)             (4,246)
     Investment in marketable securities                                                              -              (3,092)
    Prepaid expenses and other current assets                                                      (584)               (892)
    Prepaid income taxes                                                                            859               2,531
    Miscellaneous other assets                                                                      (42)               (412)
  Increase (decrease) in
    Accounts payable                                                                                657               1,990
    Purses due horsemen                                                                           1,720                 757
    Uncashed pari-mutuel tickets                                                                   (590)               (162)
    Accrued expenses                                                                                 88              (1,541)
    Accrued interest                                                                              1,788               1,830
    Accrued salaries & wages                                                                        217                 180
    Customers deposits                                                                              280                 211
    Taxes other than income taxes                                                                   783                 272
    Income taxes payable                                                                             74                   -
                                                                                          --------------       -------------
Net cash provided by operating activities                                                        17,239               8,027
                                                                                          --------------       -------------

Cash flows from investing activities
  Expenditures for property, plant and equipment                                                 (5,002)             (7,320)
  Investment in and advances to unconsolidated affiliate                                        (12,269)                  -
  Other                                                                                             251                   -
                                                                                          --------------       -------------
Net cash (used) in investing activities                                                         (17,020)             (7,320)
                                                                                          --------------       -------------

















          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                   1999              1998
                                                                                          --------------------------------
Cash flows from financing activities
   Proceeds from sale of common stock                                                               503               43
   Acquisition of treasury stock                                                                      -           (2,379)
   Proceeds from long term debt                                                                  11,500                -
   Principal payments on long-term debt and capital lease obligations                            (6,034)         (11,056)
   (Increase) decrease in unamortized financing cost                                             (3,237)             243
                                                                                          --------------      ------------
Net cash provided  (used) by financing activities                                                 2,732          (13,149)
                                                                                          --------------      ------------

Net increase (decrease) in cash and cash equivalents                                              2,951          (12,442)

Cash and cash equivalents, at beginning of period                                                 6,826           21,854
                                                                                          --------------      ------------
Cash and cash equivalents, at end of period                                                    $  9,777       $    9,412
                                                                                          ==============      ============































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

                  In the opinion of management, all adjustments (consisting of normal recurring accruals) which have been made are necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998. The results of operations for the nine month period ending September 30, 1999 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 1999.

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

2.       Wagering Information (in thousands)


                                                                Three months ended September 30, 1999

                                                                 Penn       Pocono       Charles
                                                             National        Downs          Town           Total

Pari-mutuel wagering in-state on
  company live races                                  $        17,476   $    6,710      $  8,133      $   32,319
                                                      ----------------------------------------------------------
Pari-mutuel wagering on simulcasting:

  Import simulcasting from other racetracks                    47,502       34,108        12,701          94,311

  Export simulcasting to out of
    state wagering facilities                                  35,096        5,478        12,205          52,779
                                                      ----------------------------------------------------------

                                                               82,598       39,586        24,906         147,090
                                                      ----------------------------------------------------------

Total pari-mutuel wagering                            $       100,074   $   46,296      $ 33,039      $  179,409
                                                      ==========================================================

                                                                Three months ended September 30, 1998

                                                                 Penn       Pocono      Charles
                                                             National        Downs          Town           Total
Pari-mutuel wagering in-state on
  company live races                                  $        21,351   $    7,806      $  7,068      $   36,225
                                                      ----------------------------------------------------------

Pari-mutuel wagering on simulcasting:

  Import simulcasting from other racetracks                    41,738       34,022        12,129          87,889

  Export simulcasting to out of
    state wagering facilities                                  43,999        9,084             -          53,083
                                                      ----------------------------------------------------------
                                                               85,737       43,106        12,129         140,972
                                                      ----------------------------------------------------------
Total pari-mutuel wagering                            $       107,088   $   50,912      $ 19,197      $  177,197
                                                      ==========================================================

                                                                Nine months ended September 30, 1999

                                                                 Penn       Pocono          Charles
                                                             National        Downs             Town       Total
Pari-mutuel wagering in-state on
   company live races                                 $        35,446   $   13,907      $    21,522  $   70,875
                                                      ----------------------------------------------------------

Pari-mutuel wagering on simulcasting:

   Import simulcasting from other racetracks                  121,102      101,119           36,991     259,212

   Export simulcasting to out of
     state wagering facilities                                 72,478       11,826           14,247      98,551
                                                      ----------------------------------------------------------

                                                              193,580      112,945           51,238     357,763
                                                      ----------------------------------------------------------
Total pari-mutuel wagering                            $       229,026   $  126,852      $    72,760  $  428,638
                                                      ==========================================================

                                                                Nine months ended September 30, 1998

                                                                 Penn       Pocono          Charles
                                                             National        Downs             Town       Total
Pari-mutuel wagering in-state on
   company live races                                 $       62,566    $   16,131      $    16,710  $   95,407
                                                      ----------------------------------------------------------

Pari-mutuel wagering on simulcasting:

   Import simulcasting from other racetracks                  127,483       97,215           32,075     256,773

   Export simulcasting to out of
     state wagering facilities                                130,583       16,846                -     147,429
                                                      ----------------------------------------------------------

                                                              258,066      114,061           32,075     404,202
                                                      ----------------------------------------------------------
Total pari-mutuel wagering                            $       320,632   $  130,192      $    48,785  $  499,609
                                                      ==========================================================

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





3.        Commitments


                  On July 14, 1998, the Company entered into a lease agreement for an OTW facility in East Stroudsburg. The lease is for approximately 14,000 square feet at the Eagle's Glen Shopping Plaza located in East Stroudsburg, Pennsylvania. The initial term of the lease is for ten years with two additional five-year renewal options available. On November 6, 1998, the Company submitted its application for approval by the Pennsylvania Harness Racing Commission. The Pennsylvania Harness Racing Commission approved the application on February 23, 1999. The Company was denied building and zoning permits by the zoning office of the Borough of East Stroudsburg and filed suit on November 13, 1998 to obtain the permits. On May 17, 1999, the Court of Common Pleas of Monroe County granted a peremptory judgment in favor of the Company that directed the Borough of East Stroudsburg and its zoning officer to issue the required building and zoning permits to construct the OTW facility. The Company expects to start construction on the $2 million facility in December 1999 with a projected opening date in the second quarter of 2000.

                  On March 23, 1999, the Company entered into a new four-year, nine-month purse agreement with the Horsemen's Benevolent and Protection Association, which represents the horsemen at the Company's Penn National Race Course facility in Grantville, Pennsylvania. The agreement ended a strike by the horsemen which began on February 16, 1999 and caused the Company to close Penn National Race Course and its six affiliated OTW's until April 23, 1999. The initial term of the agreement ends on January 1, 2004 and automatically renews for another two year period, without change, unless notice is given by either party at least ninety days prior to the end of the initial term.

                  On  April  9,  1999,   the  State  of  West  Virginia   passed
         legislation approving the use of coin-out and reel spinning slot machines at the four racetracks in West Virginia. The Company plans to convert certain machines at Charles Town to coin-out as well as replace a number of lesser-performing machines with reel spinning models. On April 27, 1999, the Company placed an additional thirty-six (36) machines in operation for a total machine base of 935. On September 30, 1999 the West Virginia Lottery Commission unanimously approved the Company's request to increase the number of machines authorized for placement at Charles Town Races by 500 to 1,500. The Company anticipates that it will have the 500 additional devices, all to be reel spinning, coin-out machines, installed at Charles Town Races by the first quarter of 2000.

                  On May 10, 1999, the Company commenced a consent solicitation (the "Consent Solicitation") from the holders of its 10.625% Senior Notes due 2004, Series B (the "Notes") to amend the Indenture pursuant to which the Notes were issued to permit the Company to make certain investments in a 50%/50% Joint Venture with Greenwood New Jersey, Inc., to operate Freehold Raceway in Freehold, New Jersey and Garden State Track in Cherry Hill, New Jersey (the "Joint Venture"). The Consent Solicitation originally expired at 5:00 p.m., New York City time, on May 19, 1999 but was extended by the Company until July 30, 1999, by which time holders of more than a majority of the Company's had delivered consents. The Company and the Trustee under the Indenture relating to the Notes have executed and delivered a Supplemental Indenture containing the amendments described in the Company's Consent Solicitation. The amendments became effective on July 30, 1999 when the Company acquired the Joint Venture. The consent fee payable to holders who delivered consents (and did not validly revoke such consents) prior to the expiration date is $32.50 per $1,000 principal amount of Notes as to which a consent was given. Pursuant to the terms and conditions of the Consent Solicitation, the Company made all consent payments contemporaneously with the closing of the Joint Venture transaction.

                  On June 30, 1999, all the race tracks in West Virginia (the "Tracks"), entered into a hardware and software purchase agreement (the "Agreement") with International Game Technology ("IGT"), for the purchase of a new video lottery central control computer system. The aggregate cost of the new system is $5.5 million of which PNGI Charles Town Gaming LLC is obligated to pay $1.4 million. On July 22, 1999, the Company submitted a check in the amount of $257,000 as the initial deposit and issued a letter of credit in the amount of $1,156,000 to secure the remaining payments due. In addition, the Tracks agreed to collectively acquire from IGT at least one thousand video lottery terminals by September 30, 1999. The Agreement also requires each track to pay to IGT the sum of $7.50 per terminal, per day for each video lottery terminal offering progressive games operated through the IGT central system. Installation of the new central system should be completed by December 31, 1999.

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

                  At September 30, 1999, the Company was contingently obligated under letters of credit with principal amounts aggregating $3,326,000. This amount consists of $1,786,000 for the horsemen's account balances, $100,000 for Pennsylvania pari-mutuel taxes, $155,000 for purses, $1,156,000 for the West Virginia lottery central control computer system, and $139,000 in other items.

4.       Investment in Unconsolidated Affiliate

                  On July 29, 1999, after receiving the necessary approvals from the New Jersey Racing Commission and the necessary consents from the holders of its 10.625% Senior Notes due 2004, Series B, the Company completed its investment in the Joint Venture, pursuant to which
         Pennwood,  Inc.,  was  formed  with  Greenwood  New  Jersey,  Inc.,  (a wholly-owned subsidiary of Greenwood Racing, Inc. the owner of Philadelphia Park Race Track). Pursuant to the Joint Venture Agreement, the Company agreed to guarantee severally: (i) up to 50% of the obligation of the Joint Venture under its Put Option Agreement ($17.5 million) with Credit Suisse First Boston Mortgage Capital LLC ("CSFB");
         (ii) up to 50% of the Joint Venture obligation for the seven year lease at Garden State Park; (iii) up to 50% of the Joint Venture obligation to International Thoroughbred Breeders, Inc. for the contingent purchase price notes ($10.0 million) relating to the operation, subject to passage by the New Jersey legislature, by the Joint Venture of OTW's and a telephone wagering accounts in New Jersey. In conjunction with the closing, the Company entered into a Debt Service Maintenance Agreement with Commerce Bank, N.A. for the funding of a $23.0 million credit facility to the Joint Venture. The Joint Venture Agreement provides for a limited obligation of the Company of $11.5 million subject to limitations provided for in the Company's 10.625% Senior Notes Indenture. The Company's investment in the Joint Venture is accounted for under the equity method, original investments are recorded at cost and adjusted by the Company's share of income or losses of the Joint Venture. The income or loss of the Joint Venture is included in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 1999 and 1998.

                  Summarized balance sheet information for the Joint Venture as of September 30, 1999 is as follows (in thousands):

         Current assets                                                         $       8,887
         Property, plant and equipment, net                                            31,050
         Other                                                                         17,328
                                                                        ----------------------

         Total assets                                                           $      57,265
                                                                        ======================

         Current liabilities                                                    $       9,020
         Long-term liabilities                                                         45,822
         Members' equity                                                                2,423
                                                                        ----------------------

         Total liabilities and members' equity                                  $      57,265
                                                                        ======================


                  Summarized results of operations of the unconsolidated Joint Venture (commencing July 30, 1999) for the three and nine month periods ended September 30, 1999 and 1998 are as follows (in thousands):


                                                    Three Months Ended      Nine Months Ended
                                                    September 30, 1999     September 30, 1999
                                              ------------------------- ----------------------
         Revenues                                        $      10,471          $      10,471
         Operating expenses                                      8,325                  8,325
                                              ------------------------- ----------------------
         EBITDA*                                                 2,146                  2,146
                                              ========================= ======================
         Net Income                                       $      1,032          $       1,032
                                              ========================= ======================

         * Earnings before interest, depreciation, taxes, and amortization

5.        Supplemental Disclosures of Cash Flow Information

          Cash paid during the nine months ended September 30, 1999 and 1998 for interest was $4,715,000 and $4,496,000, respectively.

          Cash paid during the nine months ended September 30, 1999 and 1998 for income taxes was $1,463,000 and $2,646,000, respectively.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.        Subsidiary Guarantors

         Summarized financial information as of September 30, 1999 and 1998 for the three and nine months ended September 30, 1999 and 1998 for Penn National Gaming, Inc. ("Parent"), the Subsidiary Guarantors and Subsidiary Nonguarantors is as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                               Subsidiary
                                               Parent       Susbsidiary              Non-         Elimin-        Consoli-
                                              Company        Guarantors        Guarantors          ations           dated
--------------------------------------------------------------------------------------------------------------------------
As of September 30,1999
Consolidated Balance Sheet  (In Thousands)
Current assets                           $      3,089   $         8,041    $        7,319   $        (935)   $     17,514
Net property plant and equipment               12,735            61,055            46,538               -         120,328
Other assets                                  114,252           157,083             1,527        (232,849)         40,013
--------------------------------------------------------------------------------------------------------------------------
Total                                    $    130,076   $       226,179    $       55,384   $    (233,784)   $    177,855
--------------------------------------------------------------------------------------------------------------------------
Current liabilities                             8,898            14,713             9,082         (10,471)         22,222
Long-term liabilities                          82,123            79,297            47,018        (117,745)         90,693
Shareholders' equity (deficiency)              39,055           132,169              (716)       (105,568)         64,940
--------------------------------------------------------------------------------------------------------------------------
Total                                    $    130,076   $       226,179    $       55,384   $    (233,784)   $    177,855
--------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 1999
Consolidated Statement of Income (In Thousands)
Total revenues                           $      4,120   $        23,028    $       21,696   $      (1,795)   $     47,049
Total operating expenses                        2,059            22,262            18,692          (1,795)         41,218
--------------------------------------------------------------------------------------------------------------------------
Income from operations                          2,061               766             3,004               -           5,831
Other income (expenses)                        (1,391)            1,284            (1,182)              -          (1,289)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                        670             2,050             1,822               -           4,542
Taxes on income                                   246               732               725               -           1,703
--------------------------------------------------------------------------------------------------------------------------
Net income                               $        424   $         1,318    $        1,097   $           -    $      2,839
--------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 1999
Consolidated Statement of Income (In Thousands)
Total revenues                           $      3,228   $        68,159    $       58,267   $      (4,430)   $    125,224
Total operating expenses                       (2,882)           67,835            51,005          (4,430)        111,528
--------------------------------------------------------------------------------------------------------------------------
Income  from operations                         6,110               324             7,262               -          13,696
Other income (expenses)                        (4,359)            2,789            (3,453)              -          (5,023)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                      1,751             3,113             3,809               -           8,673
Taxes  on income                                  711             1,017             1,543               -           3,271
--------------------------------------------------------------------------------------------------------------------------
Net income                               $      1,040   $         2,096    $        2,266   $           -    $      5,402
--------------------------------------------------------------------------------------------------------------------------
Nine  months ended September 30, 1999
Consolidated Statement of Cash Flow (In Thousands)
Net Cash Flows from Operating            $      5,073   $         5,661    $        5,318   $         934    $     16,986
Activities
Net Cash Flows from Investing                 (11,938)           (1,020)           (3,403)           (406)        (16,767)
Activities
Net Cash Flows from Financing                   6,005            (2,745)                -            (528)          2,732
Activities
--------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash                    (860)            1,896             1,915               -           2,951
  Cash and cash equivalents at January 1,       2,001             1,705             3,120               -           6,826
1999
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at
   September 30, 1999                    $      1,141   $         3,601    $        5,035   $           -    $      9,777
--------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------
                                                                               Subsidiary
                                               Parent       Susbsidiary              Non-         Elimin-        Consoli-
                                              Company        Guarantors        Guarantors          ations           dated
--------------------------------------------------------------------------------------------------------------------------
As of September 30, 1998
Consolidated Balance Sheet  (In
Thousands)
Current assets                          $       6,872   $         9,881    $        5,289   $         293    $     22,335
Net property plant and equipment                  703            62,666            43,572               1         106,942
Other assets                                  103,872           152,925             1,655        (232,343)         26,109
--------------------------------------------------------------------------------------------------------------------------
Total                                   $     111,447   $       225,472    $       50,516   $    (232,049)   $    155,386
--------------------------------------------------------------------------------------------------------------------------
Current liabilities                             1,893            16,986             7,311          (8,884)         17,306
Long-term liabilities                          72,084            78,895            47,661        (118,125)         80,515
Shareholders' equity (deficiency)              37,470           129,591            (4,456)       (105,040)         57,565
--------------------------------------------------------------------------------------------------------------------------
Total                                   $     111,447   $       225,472    $       50,516   $    (232,049)   $    155,386
--------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 1998
Consolidated Statement of Income (In Thousands)
Total revenues                          $       2,690   $        21,830    $       16,353   $         701    $     41,574
Total operating expenses                        1,258            19,726            14,269             701          35,954
--------------------------------------------------------------------------------------------------------------------------
Income from operations                          1,432             2,104             2,084               -           5,620
Other income (expenses)                        (1,316)              719            (1,199)              -          (1,796)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                        116             2,823               885               -           3,824
Taxes on income                                    28             1,423                 -               -           1,451
--------------------------------------------------------------------------------------------------------------------------
Net income                              $          88   $         1,400    $          885   $           -    $      2,373
--------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 1998
Consolidated Statement of Income (In Thousands)
Total revenues                          $       7,865   $        64,253    $       41,050   $       1,846    $    115,014
Total operating expenses                        3,189            57,724            37,072           1,846          99,831
--------------------------------------------------------------------------------------------------------------------------
Income from operations                          4,676             6,529             3,978               -          15,183
Other income (expenses)                        (4,094)            2,064            (3,559)              -          (5,589)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                        582             8,593               419               -           9,594
Taxes on income                                    55             3,494                 -               -           3,549
--------------------------------------------------------------------------------------------------------------------------
Net income                              $         527   $         5,099    $          419   $           -    $      6,045
--------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 1998
Consolidated Statement of Cash Flow (In Thousands)
Net Cash Flows from Operating           $       3,884   $       (14,306)  $           871   $      17,578    $      8,027
Activities
Net Cash Flows from Investing                 (15,310)           16,422             2,499         (10,931)         (7,320)
Activities
Net Cash Flows from Financing                  (1,798)           (4,704)                -          (6,647)        (13,149)
Activities
--------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash                 (13,224)           (2,588)            3,370               -         (12,442)
  Cash and cash equivalents at January          3,015            17,895               944               -          21,854
1, 1998
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at
September 30, 1998                      $     (10,209)  $        15,307    $        4,314   $           -    $      9,412
--------------------------------------------------------------------------------------------------------------------------

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

                  The Company compiled an inventory of and identified its hardware and software systems as part of two categories: (1) systems that would have a significant effect on operations or financial statements ("mission critical systems"), such as the pari-mutuel totalisator system, the video lottery central system, and accounting systems, and (2) low priority systems such as individual work stations or personal computers. Each category includes information technology ("IT") systems (network hardware and software systems) and Non-IT systems (devices that are potentially date sensitive due to their dependence on a built-in chip or proprietary software developed by a third party.) Once a system has been identified, the vendor is contacted to determine the state of their Year 2000 compliance. If a system is identified as not Year 2000 compliant, the system is evaluated to determine the actions necessary to achieve Year 2000 compliance.

                  Based upon the analysis conducted to date, the Company believes that all of the mission critical systems are currently compliant or will be compliant by the end of the year. To date, the most significant Year 2000 requirement that has been identified is the need to replace older personal computers and software that are not Year 2000 compliant.

                  The Company estimates that the total cost to the Company of making its systems Year 2000 compliant is approximately $100,000. Most of this cost relates to the acquisition of new computer hardware to replace noncompliant personal computers and the purchase of new software. These costs are being capitalized and the equipment and software depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred and are likewise included in the cost estimate above.

8.       Subsequent Events


                  On October 25, 1999, the Company signed an agreement with International Game Technology ("IGT") to purchase 500 additional slot machines for Charles Town Races at a cost of approximately $3,755,000. Delivery of the machines is scheduled to begin at the beginning of December 1999.

 Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 1998

         Total revenue increased by approximately $6.0 million or 14.4% from $41.6 million for the three months ended September 30, 1998 to $47.6 million for the three months ended September 30, 1999. Revenues decreased by $321,000 or 2.0% at Penn National Race Course and its OTW facilities ("Penn"). Penn had an increase in revenue at Chambersburg ($115,000) due to the import of the Charles Town live racing simulcasts and Johnstown ($529,000) due to comparing three months of operations in 1999 to one month of operations in 1998. Offsetting these increases was a decrease in revenue at Lancaster ($96,000) due to major road construction and at the Grantville race track ($288,000) due to a decline in export simulcasting that was caused by the Horsemen's strike in the spring of 1999. Charles Town Races had increased revenues of $5.3 million or 32.4% for the period. Video lottery machine revenue increased by $4.3 million due to an increase in the average number of machines in play from 755 in 1998 to 921 in 1999 and an increase in the average win per machine of $160 in 1998 compared to $177 in 1999. Racing revenue increased by $.7 million due to the improved quality of the live race card, a stronger full-card simulcast program, and a full quarter of export simulcasting of the Charles Town live race program to tracks across the country. Concession revenues increased by $.3 million due to the increased attendance at the facility. At Pocono Downs and its OTW facilities revenues decreased by $275,000 or 2.8%. Revenue decreased at Pocono Downs ($219,000) due to a decline in export simulcasting revenue and a decline in wagering on Pocono Downs live races at the track. Revenue also declined at Allentown ($217,000) due to major road construction in front of the facility. These revenue decreases were partially offset by revenue increases of over 13.5% at Carbondale and Hazleton. Earnings of unconsolidated affiliates was $516,000 for the three months ended September 30, 1999.

         Total operating expenses increased by approximately $5.3 million or 14.8% from $35.9 million for the three months ended September 30, 1998 to $41.2 million for the three months ended September 30, 1999. Expenses increased by $1.1 million or 8.5% at Penn National Race Course and its OTW facilities. Approximately $200,000 of the increase in expenses was due to increased purses being earned as a result of the new Horsemen's contract signed in March of 1999. Expenses also increased in Johnstown ($569,000) as a result of comparing three months of operations in 1999 to one month of operations in 1998. Charles Town Races had increased expenses of $3.1 million or 22.5% due to an increase in direct costs associated with additional wagering on horse racing and video lottery machine play, an increase in the number of video lottery machines and export simulcast expenses. Pocono Downs and its OTW facilities had a $15,000 net increase in expenses. Corporate expenses increased by approximately $161,000 due to the consolidation of the marketing and information technology departments at the corporate level and the development of an OTW facility management department. Depreciation and amortization expense increased by $.9 million due primarily to the purchase of the video lottery machines from GTECH in November 1998.

         Income from operations increased by approximately $.7 million or 12.9% from $5.6 million for the three months ended September 30, 1998 to $6.3 million for the three months ended September 30, 1999 due to the factors described above. Other expenses for the three months ended September 30, 1998 and 1999 consisted of approximately $1.8 million in net interest primarily due to 10.625 % Senior Notes and the Revolving Credit Facility. Net income decreased by approximately $464,000 or 19.55% from $2,373,000 for the three months ended September 30, 1998 to $2,837,000 for the three months ended September 30, 1999 due to the factors described above. Income tax expense increased by approximately $252,000 or 17.4% from $1,451,000 for the three months ended September 30, 1998 to $1,703,000 for the three months ended September 30, 1999 due to the increase in income for the period.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

         Total revenue increased by approximately $10.7 million or 9.3% from $115.0 million for the nine months ended September 30, 1998 to $125.7 million for the nine months ended September 30, 1999. Revenues decreased by $8.5 million or 17.7% at Penn National Race Course and its OTW facilities due to expiration of the Horsemen's Agreement that resulted in the closure of the facilities from February 16 to March 24, 1999. Penn National Race Course re-opened for live racing on a limited basis on April 23, 1999 and resumed a full live racing schedule the week of June 26, 1999. For the nine-month period, Penn National Race Course ran 101 live race days in 1999 compared to 155 live race days in 1998 and has run nine-race cards instead of ten-race cards since the April reopening. Charles Town Races had increased revenues of $17.2 million or 41.9% for the period. Video lottery machine revenue increased by $13.2 million due to an increase in the average number of machines in play of 673 in 1998 to 891 in 1999 and an increase in the average win per machine of $147 in 1998 compared to $164 in 1999. Racing revenue increased by $2.7 million due to the improved quality of the live race card, a stronger full-card simulcast program, and the start of export simulcasting the Charles Town live race program to tracks across the country beginning June 5, 1999. Concession revenues increased by $1.3 million due to the increased attendance at the facility. At Pocono Downs and its OTW facilities revenues increased by $.8 million or 3.0%. The increase resulted from a full period of operations for Carbondale ($1.1 million) and Hazleton ($.8 million) that offset the decrease in revenues at the Pocono Downs racetrack ($.8 million) due to the close proximity of these three facilities and Allentown ($.2 million) due to major road construction. Earnings of unconsolidated affiliates was $516,000 for the nine months ended September 30, 1999.

         Total operating expenses increased by approximately $11.7 million or 11.7% from $99.8 million for the nine months ended September 30, 1998 to $111.5 million for the nine months ended September 30, 1999. Expenses decreased by $3.3 million or 8.8% at Penn National Race Course and its OTW facilities due to the closing of the facilities from February 16 to March 24, 1999 and the loss of 54 live races in 1999 compared to 1998. Included in the operating expenses were $1.3 million in shutdown related expenses. Charles Town Races had increased expenses of $10.6 million or 29.8% due to an increase in direct costs associated with additional wagering on horse racing and video lottery machine play, additional video lottery machines and export simulcast expenses. Pocono Downs and its OTW facilities had a $.5 million net increase in expenses or 2.5% due to a full period of operations at the Carbondale and Hazleton OTW facilities that was offset by a decrease in expenses at the Pocono Downs racetrack. Corporate expenses increased by approximately $1.2 million due to the consolidation of the marketing and information technology departments at the corporate level and the development of an OTW facility management department. Depreciation and amortization expense increased by $2.2 million primarily due to the purchase of the video lottery machines from GTECH in November 1998.

         Income from operations decreased by approximately $1.0 million or 9.8% from $6.4 million for the nine months ended September 30, 1998 to $14.2 million for the nine months ended September 30, 1999 due to the factors described above. Other expenses for the nine months ended September 30, 1998 and 1999 consisted of approximately $5.7 million and $5.5 million, respectively, of net interest primarily due to the 10.625 % Senior Notes and a revolving credit facility with First Union National Bank. Net income decreased by approximately $.6 million or 10.7% from $6.0 million for the nine months ended September 30, 1998 to $5.4 million for the nine months ended September 30, 1999 due to the factors described above. Income tax expense decreased by approximately $.3 million or 7.9% from $3.6 million for the nine months ended September 30, 1998 to $3.3 million for the nine months ended September 30, 1999 due to the decrease in income for the period.

Liquidity and Capital Resources

         Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of equity securities.

         Net cash provided by operating activities for the nine months ended September 30, 1999 ($17.2 million) consisted of net income and non-cash expenses ($12.7 million), an increase in purses due horsemen ($1.7 million), an increase in accrued interest ($1.8 million), and an increase in other working capital ($1.0 million).

         Cash flows used in investing activities ($17.0 million) consisted of the Company's investment in and advances to the New Jersey Joint Venture ($12.2 million) and $5.0 million in capital expenditures at Charles Town for additional video lottery machines and expansion projects ($4.0 million) and for building improvements at the other facilities ($1.0 million).

         Cash flows provided by financing activities ($2.7 million) consisted of principal payments on long-term debt ($6.0 million), borrowings under the credit facility ($11.5 million) for the New Jersey Joint Venture and debt repayment, proceeds from the exercise of stock options and warrants ($.5 million) and an increase in financing costs ($3.2 million) for amending the credit facility and bondholder agreement.

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

         During the remainder of 1999 and in 2000, the Company anticipates spending approximately $20.0 million on capital expenditures at its racetracks and OTW facilities. The Company plans to spend approximately $1.0 million at Pocono Downs, Penn National Race Course and the OTW facilities for building improvements and equipment. The Company will also spend approximately $2.0 million on leasehold improvements, furniture and fixtures and equipment for the new OTW facility in East Stroudsburg, Pennsylvania that is scheduled to open in the second quarter of 2000. At Charles Town, the Company has received approval from the West Virginia Lottery Commission to increase the number of gaming machines to 1,500 and plans to spend an additional $17.0 million consisting of: an outdoor paddock and jockey room ($1.0 million), renovations for a new slot machine area ($4.3 million), new gaming machines ($5.7 million) conversion of existing machines to coin drop ($2.5 million), player tracking ($1.1 million), a new central system for the West Virginia Lottery Commission ($1.4 million) and other improvements ($2.5 million). If the State of Tennessee reinstates the Tennessee Commission and the Company's racing license or if the racing industry is regulated under another government agency, the Company anticipates expending an additional $9.0 million to complete the first phase of its Tennessee Development Project.

         The Company entered into its Credit Facility with Bankers Trust Company, as Agent in 1996. This Credit Facility was amended and restated on January 28, 1999 with First Union National Bank replacing Bankers Trust Company, as Agent. The amended Credit Facility provides for, subject to certain terms and conditions, a $20.0 million revolving credit facility, a $5.0 million term loan due on December 31, 1999, a $3.0 million sublimit for standby letters of credit and has a four-year term for its closing. The Company anticipates refinancing or extending the $5.0 million term for another year. The Credit Facility, under certain circumstances, requires the Company to make mandatory prepayments and commitment reductions and to comply with certain covenants, including financial ratios and maintenance tests. In addition, the Company may make optional prepayments and commitment reductions pursuant to the terms of the Credit Facility. Borrowings under the Credit Facility are secured by the assets of the Company and contains certain financial ratios and maintenance tests. On July 22, 1999 the Company entered into Amendment No. 1 to the Credit Facility which increased the sublimit for the standby letter of credit from $3.0 million to $3.5 million. On September 30, 1999, the Company was in compliance with all applicable ratios.

         On July 29, 1999 the Company entered into Amendment No. 2 to the Credit Facility which provided for the consent of the Banks, which are a party to the Credit Facility, to permit the Company to enter into a Debt Service Maintenance Agreement for the benefit of Commerce Bank, N.A. The Debt Service Maintenance Agreement supports the extension of credit to the Joint Venture by Commerce Bank, N.A. In addition, the Company entered into a Subordination and Intercreditor Agreement with FR Park Racing, L.P. and Commerce Bank, N.A.

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


Item 3.  Changes in Information about Market Risk

         All of the Company's debt obligations at September 30, 1999, were fixed rate obligations and Management, therefore, does not believe that the Company has any material market risk from its debt obligations.


Part II.  Other Information

Item 1.  Legal Proceedings

         In December 1997, Amtote international, Inc. ("Amtote"), filed an action against the Company and the Charles Town Joint Venture in the United States District Court for the Northern District of West Virginia. In its complaint, Amtote (i) states that the Company and the Charles Town Joint Venture allegedly breached certain contracts with Amtote and its affiliates when it entered into a wagering services contract with a third party (the "Third Party Wagering Services Contract"), and not with Amtote, effective January 1, 1998,
(ii) sought preliminary and injunctive relief through a temporary restraining order seeking to prevent Charles Town Joint Venture from (a) entering into a wagering services contract with a party other than Amtote and (b) having a third party provide such wagering services, (iii) sought declaratory relief through September 2004 and (iv) sought unspecified compensatory damages, legal fees and costs associated with the action and other legal and equitable relief as the Court deemed just and appropriate. On December 24, 1997, a temporary restraining order was issued, which prescribed performance under the Third Party Wagering Contract. On January 14, 1998, a hearing was held to rule on whether a preliminary injunction should have been issued or whether the temporary restraining order should have been lifted. On February 20, 1998, the temporary restraining order was lifted by the court. The Company then pursued legal remedies in order to terminate Amtote and proceed under the Third Party Wagering Services Contract. This matter was tried before the State Court of West Virginia on June 17, 1999. On September 30, 1999 the United States District Court for the Northern District of West Virginia rendered a decision in favor of AmTote. The Court awarded liquidated damages to AmTote in connection with the Company's cancellation of the AmTote contract, which cancellation enabled the Company to enter into a computerized pari-mutuel wagering service contract with another company to provide such services to three of its racetracks and its ten off-track wagering facilities. On October 28, 1999 the Company appealed the decision. The Company estimates that if its appeal is unsuccessful, the amount payable under the judgement will be approximately $2.0 million.

         The Company submitted an application to the Tennessee State Racing Commission (the "Tennessee Commission") in October 1997 for an initial license for the development and operation of a harness track and Off Track Wagering Facilities ("OTW") at a site in the city of Memphis (the "Tennessee Development Project"). A land use plan for the construction of a 5/8-mile harness track, clubhouse and grandstand area was approved in October 1997 by the Land Use Hearing Board for the City of Memphis and County of Shelby. Tennessee Downs, Inc. ("Tennessee Downs") was determined to be financially suitable by the Tennessee Commission and a public comment hearing before the Tennessee Commission was held in November 1997. In December 1997, the Company received the necessary zoning and land development approvals from the Memphis City Council. In April 1998, the Tennessee Commission granted a license to the Company, which would expire on the earlier of: (i) December 31, 2000 or (ii) the expiration of

Tennessee Commission's term on June 30, 1998, if such term was not extended by the Tennessee State Legislature. The Tennessee State Legislature voted against extending the life of the Tennessee Commission, allowing the Tennessee Commission's term to expire on June 30, 1998. The Tennessee Commission held a meeting on May 29, 1998 at which it rejected the Company's request: (i) to grant the Company an extended timeframe for the effectiveness of its racing license;
(ii) to operate a temporary simulcast facility. On July 28, 1998, the Company filed for a preliminary injunction and a declaratory ruling on the legal status of racing in Memphis. On November 23, 1998, the court ruled that the Tennessee Racing Control Act had not been repealed and cannot be repealed by implication by dissolving the Tennessee Commission. It was the opinion of the court that because the Tennessee Racing Control Act is still in force, horse-racing and pari-mutuel betting is a legal unregulated activity in Tennessee. This decision was appealed by the Tennessee Attorney General and a hearing was held before the Court of Appeals on June 21, 1999. On July 30, 1999, the Court of Appeals in Tennessee dissolved the injunction. The court reversed the lower court ruling on the basis of jurisdiction. On September 28, 1999, the Company filed its application for Permission to Appeal and brief to the Supreme Court of Tennessee. Tennessee Downs has taken a direct appeal to the Supreme Court of the State of Tennessee so that it may continue its efforts to develop and operate a harness track in Tennessee. In the appeal, the Company is asking the Supreme Court to take the jurisdictional question from the Appellate Court and to review the substantive issue of whether pari-mutuel wagering on horse racing is lawful in Tennessee under the existing statute without the Tennessee Commission. The
State will have thirty (30) days to respond to the Company's application and brief and the Supreme Court will have sixty (60) days therefrom to determine whether to accept the case. Costs incurred as of September 30, 1999 regarding the Tennessee license amounted to $534,135 and are presented in prepaid expenses and other current assets.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits

             None

         (B) Reports on Form 8-K

                  The Company filed the following Current Reports on Form 8-K during the third quarter of 1999:

                  On September 27, 1999 the Company filed a Current Report on Form 8-K which reflected the completion, on July 29, 1999, of it's 50% investment in the New Jersey Joint Venture.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Penn National Gaming, Inc.


Date: November 12, 1999                    By:/s/Robert S. Ippolito
                                           -------------------------------------
                                           Robert S. Ippolito,
                                           Chief Financial Officer &
                                           Treasurer/Secretary