Form 10-K
period 1999-12-31
PENN NATIONAL GAMING INC
filed 2000-03-20
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              X: ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                -----------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-24206

                           PENN NATIONAL GAMING, INC.

             (Exact name of registrant as specified in its charter)

                         Wyomissing Professional Center
                         825 Berkshire Blvd., Suite 200

       PENNSYLVANIA               23-2234473      Wyomissing, Pennsylvania 19610
       ----------------------     ----------     ------------------------- -----
(State or other jurisdiction of (I.R.S. Employer (Address of principal executive
 incorporation or organization) Identification No.) offices)          (Zip Code)


         Registrant's telephone number, including area code 610-373-2400
                                  ------------

                    Securities registered pursuant to Section
                               12(b) of the Act:

                                      None

                    Securities registered pursuant to Section
                               12(g) of the Act:

                               Title of Each Class

                      Common stock par value .01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Aggregate market value of the voting common stock held by nonaffiliates of the Registrant as of March 14, 2000 was approximately $111,809,813.

Number of Shares of Common Stock outstanding as of March 14, 2000 - 14,907,975

                       Documents Incorporated by Reference

Registrants Definitive Proxy Statement with respect to annual meeting of Shareholders to be held on May 17, 2000.

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

References to "Penn National Gaming" or the "Company" include Penn National Gaming, Inc. and its subsidiaries.

                                     PART 1

ITEM 1                     BUSINESS

GENERAL

         The Company, which began operations in 1972, is a diversified gaming and pari-mutuel wagering company that owns an 89% interest in the Charles Town entertainment complex which includes 1,500 gaming machines and a thoroughbred racetrack in Charles Town, West Virginia. The Company also owns and operates two racetracks and ten off-track wagering facilities ("OTWs") in Pennsylvania, and a 50% owned joint venture, Pennwood Racing Group, which owns and operates Freehold Raceway and under a long-term lease operates Garden State Park in New Jersey. The Company's Pennsylvania racetracks include Penn National Race Course, located outside Harrisburg, one of two thoroughbred racetracks in Pennsylvania, and Pocono Downs, located outside Wilkes-Barre, one of two harness racetracks in Pennsylvania. The Company intends to develop one additional OTW that has been allocated to it under Pennsylvania law, after which it will operate 11 of the 23 OTWs currently authorized in Pennsylvania. Between 1994 and 1999, the Company increased total wagers at a compound annual growth rate of 8.4% by expanding its simulcast and OTW operations.

STRATEGY

         The Company has been a leading operator in the pari-mutuel wagering industry through its horse racing expertise and its numerous wagering locations. In developing its existing locations, the Company will, when possible, expand them to include gaming machines, entertainment facilities and other amenities to increase customer satisfaction and broaden market penetration of these facilities. The Company plans to increase revenue significantly by focusing on the following strategic objectives:

         Focus on Gaming Machine Operations. The Company continues to seek legislation to permit it to operate gaming machines at its racetracks where they are not now permitted and to expand legislation in West Virginia to create additional gaming opportunities. Legislation has been passed in West Virginia which allows for coin out and reel slot machines at race tracks. In December 1999 the Company installed an additional 565 coin out, reel slot machines at the Charles Town Entertainment Complex. The Company intends to convert some or all of its current machines to coin out and, as demand dictates, increase the maximum number of machines with reel slot machines.

         Continue Development of Existing Facilities. Based on increasing demand at the Company's Charles Town Entertainment Complex, the Company intends to implement a master planned development of this facility in an effort to further penetrate the primary market for this facility and to broaden its appeal as a destination based entertainment facility serving the Baltimore/Washington DC metropolitan area.

     Acquisitions. The Company intends to grow it's gaming and entertainment industry presence through select acquisitions of regional properties in emerging gaming markets. In evaluating acquisition candidates, the Company intends to focus its resources on under-developed properties which, with management's focus, can generate improved operating performance by encouraging customer loyalty among value conscious regional customers and by upgrading the amenities offered at these facilities. In expanding the Company's gaming and destination based entertainment offerings, the Company expects to diversify its revenue base and to broaden its geographical presence. In implementing this strategy, the Company intends to complete the recently announced acquisitions of the Casino Magic Bay St. Louis and the Boomtown Biloxi properties in Mississippi. (See pending Mississippi acquisition below.)

         Expand Pari-mutuel Operations. The Company plans (subject to the receipt of remaining regulatory approvals, including site approvals) to open and operate an additional OTW in East Stroudsburg, Pennsylvania. We also intend to seek legislation in other jurisdictions, principally New Jersey through the Company's investment in Pennwood Group to operate additional OTWs. Additionally, during the past five years, the Company has expanded its simulcasting operations and taken advantage of favorable changes in pari-mutuel wagering and simulcasting laws in various states and the expanded use of simulcasting technology. In order to promote wagering, the Company has increased and expects to continue to increase full-card import simulcasts from premier racetracks. The Company also intends to increase export simulcasting of races from Company-owned tracks to out-of-state racetracks, OTWs, casinos and other gaming facilities.

PENDING MISSISSIPPI ACQUISITION

         On December 10, 1999, the Company entered into two definitive agreements to purchase all of the assets of the Casino Magic hotel, casino, golf resort, recreational vehicle (RV) park and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi, from Pinnacle Entertainment, Inc., formerly known as Hollywood Park, Inc. (NYSE:PNK) for $195 million. The agreements are contingent upon each other. In addition to acquiring all of the operating assets and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, the Company will enter into a licensing agreement to use the Boomtown and Casino Magic names and marks at the properties being acquired. The transaction is subject to certain closing conditions including the approval of the Mississippi Gaming Commission, financing and expiration of the applicable Hart-Scott-Rodino waiting period. As part of the agreement, the Company paid a deposit of $5 million to an escrow account, which is refundable if certain conditions are not met. In connection with financing the Mississippi acquisition, the Company will explore a number of financing alternatives, which may include repaying or redeeming its existing debt.

         Casino Magic Bay St. Louis started operations in September 1992 on a permanently moored barge in a 17 acre marina with the adjoining land based facilities situated on 591 acres. The facility in Bay St. Louis offers approximately 39,500 square feet of gaming space, with 1,132 slot machines and 42 table games. The land based building is three stories with a restaurant, buffet, snack bar, gift shop, and a live entertainment lounge. In December 1994, Casino Magic Bay St. Louis also opened the Casino Magic Inn; a 201 room hotel, including four deluxe and 20 junior suites. The property also contains an 1,800 seat arena, which hosts approximately 50 events annually, including televised boxing matches, concerts and other special events. With the late 1997 addition of the 18 hole Bridges Golf Resort, Casino Magic Bay St. Louis is positioned as a full vacation resort destination.

         Boomtown Biloxi, which occupies nine acres on Biloxi, Mississippi's back bay, is located one-half mile from Interstate 110, the main highway connecting Interstate 10 (the main thoroughfare connecting New Orleans, Louisiana and Mobile, Alabama) and the Gulf of Mexico. Boomtown Biloxi, began operations in July 1994, and consists of a land-based facility that houses non-gaming operations and 33,000 square foot casino constructed on a 400 x 100 foot barge permanently moored to the land-based building. The casino offers 1,030 slot machines, 37 table games and other gaming amenities including restaurants, a western dance hall/cabaret and a 20,000 square foot family entertainment center.

TRACKPOWER

     In July 1999, the Company entered into an agreement with Trackpower, Inc. (OTC BB: TPWR) ("Trackpower") to serve as the exclusive pari-mutuel wagering hub operator for Trackpower. Trackpower provides direct-to-home digital satellite transmissions of horse racing to its subscriber base. The initial term of the contract is for five years with an additional five-year option available. The Company pays Trackpower a commission on all new revenues earned from their subscriber base. As an additional incentive to enter into the contract, the Company received warrants to purchase 5,000,000 shares of common stock of Trackpower at prices ranging from $1.58 per share to $2.58 per share. The warrants vest at 20% per year and expire on April 30, 2004. The fair value of the warrants issued will be amortized over the vesting period or one year from the anniversary date of the agreement. As a result of the transition of operations in 1999, the amount to be amortized as a reduction of commissions earned in 1999 by Trackpower was not material.

     In March 2000, the Company entered into a letter of intent with Trackpower and eBet Limited ("eBet") which that, if a definitive agreement is executed, will replace and restate the above agreement. Under the terms of the letter of intent, the Company and eBet will contribute various assets, equipment, management agreements relating to our telephone account wagering systems and business operations to Trackpower. Under the proposed agreement, the Company will continue to receive the same level of income as in 1999. The Company and eBet will each receive 18,000,000 shares of Trackpower common stock as well as warrants to purchase additional shares exercisable at $1.00 per share. Upon completion of the proposed transaction the Company and eBet will each own 26.5% of Trackpower prior to considering the exercises of options or warrants. The agreement is subject to due diligence, regulatory and other approvals.

ACQUISITIONS

New Jersey Joint Venture

     On January 28, 1999, pursuant to a First Amendment to an Asset Purchase Agreement by and among Greenwood New Jersey, Inc. ("Greenwood"), International Thoroughbred Breeders Inc., Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc., the original parties to an Asset Purchase Agreement entered into as of July 2, 1998, and the Company (the "Agreement"), and pursuant to which the Company entered into a joint venture ("Joint Venture"), the Company, along with its Joint Venture partner, Greenwood, agreed to purchase certain assets of the Garden State Race Track and Freehold Raceway, both located in New Jersey (the "Acquisition").

     The purchase price for the Acquisition was approximately $46 million (subject to reduction of certain disputed items, for which amounts have been placed in escrow). On July 29, 1999, after receiving the necessary approvals from the New Jersey Racing Commission and the necessary consents from the holders of its 10.625% Senior Notes due 2004, Series B, the Company completed its investment in the Joint Venture, pursuant to which Pennwood Inc. was formed with Greenwood New Jersey, Inc. (a wholly-owned subsidiary of Greenwood Racing, Inc. the owner of Philadelphia Park Race Track). Pursuant to the Joint Venture Agreement, the Company agreed to guarantee severally: (i) up to 50% of the obligation of the Joint Venture under its Put Option Agreement ($17.5 million) with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"); (ii) up to 50% of the Joint Venture obligation for the seven year lease at Garden State Park;
(iii) up to 50% of the Joint Venture obligation to International Thoroughbred Breeders, Inc. for the contingent purchase price notes ($10.0 million) relating to the operation, subject to passage by the New Jersey legislature, by the Joint Venture of OTWs and telephone wagering accounts in New Jersey. The Owner of Garden State Park, International Thoroughbred Breeders, Inc., announced on
January 25, 2000 that it had entered into an agreement for the sale of the Garden State Park property, excluding a 10-acre parcel owned by our joint venture, to Turnbury/Cherry Hill, LLC. The closing of this agreement of sale is scheduled to occur on or before April 15, 2000. If the sale of Garden State Park is completed, our lease at Garden State Park will be terminated 180 days following the closing of the sale. In conjunction with the closing, the Company entered into a Debt Service Maintenance Agreement with Commerce Bank, N.A. for the funding of a $23.0 million credit facility to the Joint Venture. The Joint Venture Agreement provides for a limited obligation of the Company of $11.5 million subject to limitations provided for in the Company's 10.625% Senior Notes Indenture. The Company's investment in the Joint Venture is accounted for under the equity method, original investments are recorded at cost and adjusted by the Company's share of income or losses of the Joint Venture. The income or loss of the Joint Venture is included in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income for the year ended December 31, 1999.

GAMING MACHINE OPERATIONS AT CHARLES TOWN ENTERTAINMENT COMPLEX

     On November 5, 1996, Jefferson County, West Virginia approved a referendum authorizing the installation and operation of gaming machines at the Charles Town Entertainment Complex. As a result, the Company consummated the Charles Town Acquisition on January 15, 1997. In April 1997, the Company reopened the Charles Town Entertainment Complex, featuring live racing, dining and simulcast wagering. In September 1997, the Company expanded wagering opportunities by installing gaming machines at the Charles Town Entertainment Complex. Since that time, we have increased the number of slot machines from 400 machines to 1,500 machines as of March 14, 2000. We intend to increase the number of slot machines if demand warrants and if approved by the West Virginia Lottery Commission. Presently, there is no statutory cap on the number of slot machines that may be installed at a location. Of the 1,500 machines, 565 machines are coin out, reel slot machines that we installed following the passage of legislation in West Virginia in April 1999 permitting this type of gaming machine. The remaining 935 slot machines are dollar bill-fed video slot machines that replicate traditional spinning reel slot machines and also feature video card games, such as blackjack and poker. We intend to convert some or all of the 935 video slot machines to coin out to increase the number of machines with reel slot machines.

RACING AND PARI-MUTUEL OPERATIONS

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

     Gaming and wagering companies, such as the Company, that focus on pari-mutuel horse race wagering derive revenue through wagers placed at their own tracks, at their OTWs and on their own races at the tracks and OTWs of others. While some states, such as New York, operate off-track betting locations that are independent of racetracks, in other states (such as Pennsylvania) racetrack ownership and operation is a precondition to OTW ownership and operation. Owning a racetrack in such a state, then, is akin to an "admission ticket" to the OTW business. Over the past several years, attendance at live racing has generally declined; however the decline in revenues from live racing has been more than offset by an increase in telephone wagering, off-track wagering and gaming machine operations.

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

Pari-Mutuel Revenues

     Revenues from Company races consist of the total amount wagered, less the amount paid as winning wagers. Of the amount not returned to bettors as winning wagers, a portion is paid to the state in which the track is located, a portion is distributed to the track's horsemen in the form of "purses" and the balance is retained by the wagering facility. The Pennsylvania Racing Act specifies the maximum percentages of each dollar wagered on horse races in Pennsylvania which can be retained by the Company (prior to required payments to the horse owners (the "Horsemen") in Pennsylvania and applicable taxing authorities). The percentages vary, based on the type of wager; the average percentage which is retained by the Company has approximated 20%. The balance of each dollar wagered must be paid out to the public as winning wagers. With the exception of revenues derived from wagers at the Company's racetracks and OTWs, the Company's revenues on each race are determined pursuant to such maximum percentage and agreements with the other racetracks and OTWs at which wagering is taking place. Amounts payable to the Pennsylvania Horsemen are determined under agreements ("Horsemen Agreements") with the Pennsylvania Horsemen and vary depending upon where the wagering is conducted and the racetrack at which such races take place. The Pennsylvania Horsemen receive their share of such wagering as race purses. The Company retains a higher percentage of wagers made at its own facilities than of wagers made at other locations. The West Virginia Racing Act provides for a similar disposition of pari-mutuel wagers placed at the Charles Town Entertainment Complex, with the average percentage of wagers retained by the Company having been approximately 20% (prior to required payments to the Charles Town Horsemen and to applicable West Virginia taxing authorities and other mandated beneficiary organizations).

Simulcasting

     The Company has been transmitting simulcasts of its races to other wagering locations and receiving simulcasts of races from other locations for wagering by its customers at Company facilities year-round for more than five years. When customers place wagers on import simulcast races, the Company receives revenue and incurs expense in substantially the same manner as it would if the race had been run at one of the Company's own tracks: of the amount not returned to bettors as winning wagers, a portion is paid to the state in which the Company wagering facility is located, a portion is paid to the purse fund for the horse owners or trainers (thoroughbred or harness) of the Company's racetrack with which the wagering facility is associated, a portion is paid to the racetrack from which the race is simulcast and the balance is retained by the Company. The Company believes that full-card import simulcasting, in which all of the races at a non-Company track are import simulcast to a Company wagering facility, has improved the wagering opportunities for its customers and thereby increased the amount wagered at Company facilities. When the Company export simulcasts Company races for wagering at non-Company locations, it receives a fixed percentage of the amounts wagered on that race from the location to which the simulcast is exported, while incurring minimal additional expense. During the years ended December 31, 1998 and 1999, respectively, the Company received import simulcasts from approximately 77 and 89 racetracks, respectively, including premier racetracks such as Belmont Park, Church Hill Downs, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga and transmitted export simulcasts of Company races to 126 and 108 locations, respectively.

     Pursuant to an agreement among the members of the Pennsylvania Racing Association, the Company and the two other Pennsylvania racetracks provide simulcasts of all their races to all of each other's facilities and set the commissions payable on such races. In addition, the Company has short-term agreements with various racetracks throughout the United States to import simulcast from, and export simulcast to, their facilities; these agreements include import simulcasts of major stakes races. The Company believes that import simulcasting of out-of-state races, including full card import simulcasting, is beneficial economically to the Company because it makes available wagering on higher quality races which tends to increase the size of the average wager.

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

OTWs

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

Operating Data of the Company

     The following table summarizes certain key operating statistics for the Company's pari-mutuel operations and their respective OTWs, including the pro forma presentation of data assuming the acquisition of Pocono Downs occurred on January 1, 1995:

                                                                     YEAR ENDED DECEMBER 31

                                      -------------------------------------------------------------------
                                               1995          1996          1997         1998        1999
                                      -------------------------------------------------------------------
                                             (DOLLARS IN THOUSANDS, EXCEPT AVERAGE DAILY PURSES)
NUMBER OF LIVE RACING DAYS:
Penn National Race Course                       204           206           212          206         153
Pocono Downs                                    135           134           134          135         130
Charles Town Races                                -             -           159          206         213
TOTAL ATTENDANCE: (4)

Penn National Race Course (1)               430,128        370,898      339,487      304,220     209,364
Pocono Downs (1)                            242,870        377,830      370,090      263,591     200,368
Reading OTW                                 246,012        214,314      178,237      159,818     123,126
Chambersburg OTW                            143,554        132,447      125,448      105,384      86,894
York OTW                                    232,109        238,610      225,672      213,929     170,677
Lancaster OTW                                     -         92,641      158,003      142,027     115,519
Williamsport OTW                                  -             -        81,797       66,378      54,257
Johnstown OTW                                     -             -             -       25,411      68,794
Erie OTW                                    116,367       113,169        94,429       99,726      96,543
Allentown OTW                               272,491       271,706       252,909      258,237     228,933
Carbondale OTW                                    -             -             -       62,757      77,580
Hazleton OTW                                      -             -             -       60,706      66,328
                                      -------------------------------------------------------------------
Total paid attendance (1)                 1,683,531     1,811,615     1,826,072    1,762,184   1,498,383
                                      ===================================================================

TOTAL WAGERING: (1) (2)
Penn National Race Course                $   85,661 $      75,708 $      69,687 $     70,155 $    60,018
Pocono Downs                                 57,784        53,190        47,217       38,867      33,134
Charles Town Races                                -             -        40,195       69,659      79,847
Reading OTW                                  42,810        41,320        30,811       29,178      25,312
Chambersburg OTW                             24,365        25,024        24,899       22,336      21,083
York OTW                                     42,140        49,864        45,245       43,873      38,470
Lancaster OTW                                     -        13,079        29,292       29,131      24,964
Williamsport OTW                                  -             -         9,684       10,461       8,865
Johnstown OTW                                     -             -             -        3,977      10,931
Erie OTW                                     29,379        27,200        21,767       20,737      19,795
Allentown OTW                                56,440        56,216        58,681       56,719      53,397
Carbondale OTW                                    -             -             -       10,284      16,430
Hazleton OTW                                      -             -             -        9,926      13,474
Penn National Telebet                         8,281         8,423         9,473       10,333      11,839
Pocono Downs Dial-A-Bet                          75         5,510         8,179        9,088      12,145

Export simulcasting:
    Penn National Race Course               113,639       148,702       181,281      194,939     130,719
    Pocono Downs                             30,121        32,493        26,426       23,986      17,764
    Charles Town Races                            -             -             -            -      22,876
                                      -------------------------------------------------------------------
Total wagering                           $  490,695 $     536,729 $     602,836 $    653,649 $   601,063
                                      ===================================================================

                                                               YEAR ENDED DECEMBER 31
                                      -------------------------------------------------------------------
                                               1995          1996          1997         1998        1999
                                      -------------------------------------------------------------------
                                             (DOLLARS IN THOUSANDS, EXCEPT AVERAGE DAILY PURSES)
AVERAGE DAILY PURSES:
Penn National Race Course                $   57,897    $   62,328    $   60,623   $   63,374   $  74,523

Pocono Downs                                 42,314        42,313        40,149       41,363      42,677

Charles Town Races                                -             -        25,805       50,985      67,329
                                      -------------------------------------------------------------------
Total average daily purse                $  100,211    $  104,641    $  126,577   $  155,722   $ 184,529
                                      ===================================================================

GROSS MARGIN FROM WAGERING: (3)
Penn National Race Course                $   24,915    $   27,955    $   28,669   $   29,068   $  24,761

Pocono Downs                                 17,838        17,805        16,920       18,820      19,151

Charles Town Races                                -             -         3,099        5,878       6,995
                                      -------------------------------------------------------------------

Total gross margin from wagering         $   42,753    $   45,760    $   48,688   $   53,766   $  50,907
                                      -------------------------------------------------------------------
--------------------------------------

(1) Does not reflect attendance for wagering on simulcasts when live racing is not conducted (i) for all periods presented, in the case of Penn National Race Course (ii) for the year ended December 31, 1995, in the case of Pocono Downs.

(2) Wagering on certain stakes races is included in wagering on the Penn National Race Course races.

(3) Amounts equal total pari-mutuel revenues, less purses paid to the Horsemen, taxes payable and simulcast commissions or host track fees paid to other racetracks.

(4)      Does not include attendance for Charles Town Races.

Live Racing

     The following table summarizes the Company and its affiliates live racing facilities:

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

Charles Town Races            Charles Town, WV       Charles Town Races was          Gaming operations;
at the Charles Town                                  constructed in 1933;            Live thoroughbred racing;
Entertainment Complex                                acquired by Charles Town        simulcast wagering; dining
                                                     Joint Venture on January
                                                     15, 1997; refurbished in
                                                     1997 and reopened as the
                                                     Charles Town Entertainment
                                                     Complex

AFFILIATE FACILITY            LOCATION               DATE OPENED/STATUS                  OPERATIONS CONDUCTED
-------------------------------------------------------------------------------------------------------------
Freehold Raceway             Freehold, NJ          Freehold Raceway was              Live harness racing; simulcast
                                                   constructed in 1986;              wagering; dining
                                                   acquired by Pennwood
                                                   Racing, our 50% owned
                                                   Joint Venture

Garden State Park            Cherry Hill, NJ       Constructed in 1985; Leased by    Live thoroughbred and harness racing;
                                                   Pennwood Racing, our 50%          simulcast wagering; dining
                                                   owned Joint Venture

         The Penn National Race Course is located on approximately 225 acres approximately 15 miles northeast of Harrisburg, 100 miles west of Philadelphia and 200 miles east of Pittsburgh. There is a total population of approximately
1.4 million persons within a 35 mile radius and approximately 2.2 million persons within a 50-mile radius of the Penn National Race Course. The property includes a one mile all-weather thoroughbred racetrack and a 7/8-mile turf track. The property also includes approximately 400 acres surrounding the Penn National Race Course which are available for future expansion or development.

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

         The Company has conducted live racing at Penn National Race Course since 1972, and has held at least 204 days of live racing at the facility in each of the last five years except 1999, in which only 153 days of live racing were held as a result of a Horsemen action. The Horsemen action was settled on March 23, 1999. Penn National Race Course is one of only two thoroughbred racetracks in Pennsylvania. Post time at Penn National Race Course is 7:30 p.m. on Wednesdays, Fridays and Saturdays and 5:00 p.m. on Sundays and holidays.

         On November 27, 1996, the Company acquired Pocono Downs for an aggregate purchase price of $48.2 million plus approximately $730,000 in acquisition-related fees and expenses. In addition, pursuant to the terms of the purchase agreement, the Company will be required to pay the sellers of Pocono Downs an additional $10.0 million if, within five years after the consummation of the acquisition of Pocono Downs, Pennsylvania authorizes any additional form of gaming in which the Company may participate. The $10.0 million payment is payable in annual installments of $2.0 million a year for five years, beginning on the date that the Company first offers such additional form of gaming. As of March 7, 2000, no such additional form of gaming in Pennsylvania has been adopted, therefore no such payment is due at this time.

         Pocono Downs is located on approximately 400 acres in Plains Township, outside Wilkes-Barre, Pennsylvania. There is a total population of approximately 785,000 persons within a 35 mile radius and approximately 1.5 million persons within a 50-mile radius of Pocono Downs. The property includes a 5/8-mile all-weather, lighted harness track. Pocono Downs's main buildings are the grandstand and the clubhouse. The clubhouse is completely enclosed, heated and fully air-conditioned. The grandstand has enclosed, heated and air-conditioned seating for approximately 500 persons and permanent open-air stadium-style seating for approximately 2,500 persons. The clubhouse is a tiered dining and wagering facility that seats approximately 1,000 persons. The clubhouse dining area seats 500 persons. Television sets for viewing live racing and simulcasts are located throughout the facility along with pari-mutuel wagering areas.

         A two-story 14,000 square foot building which houses the Pocono Downs offices is located on the property. Pocono Downs also includes stables for approximately 950 horses, five paddock stables, quarters for grooms, two blacksmith shops and a cafeteria for the Harness Horsemen. Parking facilities for approximately 5,000 vehicles adjoin the track.

         The acquisition of Pocono Downs was consummated following the last day of racing at Pocono Downs for the 1996 season. The Company resumed live racing at Pocono Downs in April 1997. The Company conducted 135 and 130 days of live harness racing at the facility during 1998 and 1999 racing seasons, respectively. Post time at Pocono Downs is 7:15 p.m.

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

     The Charles Town Entertainment Complex is located on a portion of a 250-acre parcel in Charles Town, West Virginia, which is approximately a 60-minute drive from Baltimore, Maryland and a 70-minute drive from Washington, D.C. There is a total population of approximately 3.1 million persons within a 50-mile radius and approximately 9.0 million persons within a 100-mile radius of the Charles Town Entertainment Complex. The property includes a 3/4-mile thoroughbred racetrack. The Charles Town Entertainment Complex's main building is the grandstand/clubhouse, which is completely enclosed and heated. The clubhouse dining room has seating for 600. Additional food and beverage areas are situated throughout the facility. The property surrounding the Charles Town Entertainment Complex, including the site of the former Shenandoah Downs Racetrack, is available for future expansion or development. In addition, the Company has a right of first refusal for an additional 250 acres that are adjacent to the Charles Town Entertainment Complex. The Charles Town Entertainment Complex also includes stables, ample parking and water and sewage treatment facilities.

         The Charles Town Races reopened in April 1997. The Company conducted 206 and 213 days of thoroughbred racing at the facility during 1998 and 1999 racing seasons, respectively. Post time at the Charles Town Races is 7:15 p.m. on Thursdays, Fridays and Saturdays and 1:00 p.m. on Sundays. Although other regional racetracks offer nighttime thoroughbred racing, Penn National Race Course and Charles Town Races are the only racetracks in the Eastern time zone conducting year-round nighttime thoroughbred horse racing, which the Company believes increases its opportunities to export simulcast its races during periods in which other racetracks are not conducting live racing.

         The Freehold Raceway was constructed in 1986 and the grandstand is an approximately 150,000 square foot, five level, steel frame, enclosed, fully heated and air conditioned facility. The grandstand can accommodate up to 10,000 spectators, including seating for approximately 2,500 spectators, and has a sit-down restaurant as well as seven food concession stands. Additional facilities include receiving barns with an adjacent paddock area, parking lots to accommodate 2,500 vehicles and a two story administration building.

         The Garden State Park was constructed in 1985 and the reconstructed grandstand and clubhouse is an approximately 500,000 square foot, seven level, steel frame, glass enclosed, fully heated and air-conditioned facility with an adjacent multi-level glass thoroughbred paddock area. The clubhouse can accommodate up to 24,000 spectators, including seating for approximately 9,500 spectators, and contains three sit-down restaurants as well as 17 food concession stands. The Company is not currently using a portion of the clubhouse due to a decrease in business levels at Garden State Park over the last few years as a result of year-round simulcasting and less live racing at Garden State Park. The backstretch area includes 27 barns and stables capable of accommodating approximately 1,500 horses, a harness paddock, a training track, dormitories, cafeteria and recreation buildings for backstretch personnel, an administration building and other service buildings. Reconstruction also included restoration of the main dirt and turf tracks, installation of lighting for nighttime racing, paving of parking facilities to accommodate approximately 4,000 automobiles, landscaping, fencing and other amenities. The approximately 56,000 square foot, 1-1/2 story pavilion is used by the Company for closed circuit television events (racing as well as other sporting events and non-sporting events), wagering, concerts, special events, concessions and other conveniences. The pavilion has seating capacity for approximately 1,500 spectators.

OTWs

         The Company's OTWs provide areas for viewing import simulcasts and televised sporting events, placing pari-mutuel wagers and dining. The facilities also provide convenient parking.

FACILITY/LOCATION             DATE OPENED/STATUS                       SIZE (SQ.FT.)     COST (1)       OWNED/LEASED
-----------------             ------------------                       -------------     --------       ------------
Penn National Facilities
Lancaster, PA                 Opened 7/96                              24,000            $  2,700,000    Leased
Reading, PA                   Opened 5/92                              22,500            $  2,100,000    Leased
Williamsport, PA              Opened 2/97                              14,000            $  3,000,000    Owned
York, PA                      Opened 3/95                              25,000            $  2,200,000    Leased
Chambersburg, PA              Opened 4/94                              12,500            $  1,500,000    Leased
Johnstown, PA                 Opened 9/98                              14,220            $  1,300,000    Leased
Pocono Downs Facilities
Allentown, PA                 Opened 7/93                              28,500            $  5,207,000    Owned
Carbondale, PA                Opened 3/98                              13,000            $  2,661,000    Owned
Erie, PA                      Opened 5/91                              22,500            $  3,575,000    Owned
Hazleton, PA                  Opened 3/98                              13,000            $  1,868,000    Leased
East Stroudsburg, PA          License authorized; approval to          12,000            $  2,000,000    Leased (2)
                              operate pending; site selected                                             (estimated)


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

Charles Town Gaming Machine Marketing and Player Tracking Programs

         Our marketing efforts, at the Charles Town Entertainment Complex include print and radio advertising and are focused on the Washington, D.C., Baltimore, Maryland, Northern Virginia, Eastern West Virginia and Southern Pennsylvania markets. In 1999, we installed a computerized player tracking system, called Player's Choice, at the Charles Town Entertainment Complex, which has helped to further refine our marketing efforts. This system is the first player tracking system installed in West Virginia. Our database consists of approximately 70,000 players as of March 3 2000. Our marketing efforts also include a bus program and numerous cash and merchandise give-aways.

Pari-mutuel Player Tracking Program

         In 1999, we installed a computerized player tracking for all of the Company's pari-mutuel locations. This system, called Player's Choice, allows customer to accumulate points, at any of our facilities which are redeemable for admission, programs, food and beverage etc. Our database consists of approximately 15,000 players as of March 3, 2000.

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

PURSES; AGREEMENTS WITH HORSEMEN

     The agreements with the Horsemen at each of the Company's racetracks set forth the purses. The continuation of these agreements is required to allow the Company to conduct live racing and export and import simulcasting. (See "Racing and Pari-Mutuel Operations").

     The Penn National Race Course Thoroughbred Horsemen Agreement was entered into in February 1996, and expired on February 15, 1999. After failing to reach an agreement, the Pennsylvania Thoroughbred Horsemen stopped racing at Penn National Race Course on February 16, 1999 and withdrew their permission for the Company to import simulcast races from other racetracks. This resulted in the closure of Penn National Race Course and its six OTW facilities at Reading, Chambersburg, York, Lancaster, Williamsport and Johnstown. The Company continued its efforts to negotiate a new agreement with the Pennsylvania Thoroughbred Horsemen and on March 23, 1999 the Company signed a new Horsemen agreement with the Pennsylvania Thoroughbred Horsemen with an initial term that expires on January 1, 2004. As a result of the action the Company incurred a non-recurring $1,250,000 expense, primarily related to costs incurred to maintain the closed facilities inclusive of employee salaries and rents, for Horsemen's Action Expense. Live racing at the Penn National Race Course resumed on April 23, 1999. We believe that this new agreement will not have a material impact on our operating expenses at the Penn National Race Course and its OTWs. The Pennsylvania Harness Horsemen Agreement was entered into in November 1994, became effective in January 1995 and expired in January 2000. On December 17, 1999 the Company signed a new Horsemen Agreement with the Pennsylvania Harness Horsemen which became effective January 16, 2000 and expires on January 16, 2003. The Company has an agreement with the Charles Town Horsemen which expires on December 31, 2000. On February 24, 2000 the Charles Town Horsemen agreed to extend the contract to December 31, 2002. See Management's Discussion and
Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources."

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

     The Company's OTWs compete with the OTWs of other Pennsylvania racetracks, and new OTWs may compete with the Company's existing or proposed wagering facilities. Competition between OTWs increases as the distance between them decreases. For example, the Company believes that its Allentown OTW, which was acquired in the acquisition of Pocono Downs and which is approximately 50 miles from the Penn National Race Course and 35 miles from the Company's Reading OTW, has drawn some patrons from the Penn National Race Course, the Reading OTW and the Company's telephone wagering system; and, the Company's Lancaster OTW, which is approximately 31 miles from the Penn National Race Course and 25 miles from the Company's York OTW, has drawn some patrons from the Penn National Race Course, the York OTW and the Company's telephone wagering system. Moreover, the Company believes that a competitor's OTW in King of Prussia, Pennsylvania, which is approximately 23 miles from the Reading OTW, has drawn some patrons from the Reading OTW. Although only two competing OTWs remain authorized by law for future opening, the opening of a new OTW in close proximity to the Company's existing or future OTWs could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's gaming machine operations face competition from other gaming machine venues in West Virginia and in neighboring states (including Dover Downs in Dover, Delaware, Delaware Park in northern Delaware, Harrington Raceway in southern Delaware and the casinos in Atlantic City, New Jersey). Venues in Delaware and New Jersey, in addition to video gaming machines, currently offer mechanical slot machines that feature physical spinning reels, pull-handles and the ability to both accept and pay out coins. Legislation has been passed in West Virginia, which allows for coin out and reel slot machines at race tracks. In December 1999, the Company installed 565 coin out, reel slot machines. The Company intends to convert some or all of its current machines to coin out and increase the maximum number of machines with reel slot machines. The failure to attract or retain gaming machine customers at the Charles Town Entertainment Complex, whether arising from such competition or from other factors, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

     For the year ended December 31, 1999, the Company canceled a total of 15 racing days because of inclement weather. The severe winter weather in 1996 resulted in the closure of the Company's OTW facilities for two days in January 1996. Because of the Company's growing dependence upon OTW operations, severe weather that causes the Company's OTWs to close could have an adverse effect upon the Company's business, financial condition and results of operations.

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

REGULATION AND TAXATION

General

     Certain  of  the   Company's   subsidiaries   are   authorized  to  conduct
thoroughbred racing and harness racing in Pennsylvania under the Pennsylvania Racing Act. Such subsidiaries are also authorized, under the Pennsylvania Racing Act and the Federal Horseracing Act, to conduct import simulcast wagering. The Charles Town Joint Venture is subject to the provisions of the West Virginia Racing Act, which governs the conduct of thoroughbred horse racing in West Virginia, and the West Virginia Video Lottery Act, which governs the operation of gaming machines in West Virginia. The Company's live racing, pari-mutuel wagering and gaming machine operations are contingent upon the continued governmental approval of such operations as forms of legalized gaming. All of the Company's current and proposed operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations, or banned entirely.

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

     The Company may not be able to obtain all necessary approvals for the continued operation or expansion of its business. Even if all such approvals are obtained, the regulatory process could delay implementation of the Company's plans to open additional OTWs. The Company has had continued permission from the Pennsylvania State Horse Racing Commission to conduct live racing at the Penn National Race Course since it commenced operations in 1972, and has obtained permission from the Pennsylvania State Harness Racing Commission to conduct live racing at Pocono Downs. Currently, the Company has approval from the Pennsylvania Racing Commissions to operate the ten OTWs that are currently open and the one additional OTW the Company proposes to open. A Commission may refuse to grant permission to open additional OTWs or to continue to operate existing facilities. The failure to obtain required regulatory approvals would have a material adverse effect upon the Company's business, financial condition and results of operations.
                                       15

West Virginia Racing and Gaming Regulation

     The Company's operations at the Charles Town Entertainment Complex are subject to regulation by the West Virginia Racing Commission under the West Virginia Racing Act, and by the West Virginia Lottery Commission under the West Virginia Video Lottery Act. The powers and responsibilities of the West Virginia Racing Commission under the West Virginia Racing Act are substantially similar in scope and effect to those of the Pennsylvania Racing Commissions and extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations. The Charles Town Joint Venture has obtained from the West Virginia Racing Commission a license to conduct racing and pari-mutuel wagering at the Charles Town Entertainment Complex. Pursuant to the West Virginia Video Lottery Act, the Company has obtained approval for the installation and operation of a total of 1,500 gaming machines at the Charles Town Entertainment Complex. The Company purchased and installed 565 reel spinning, coin-out machines, which were open to the public on December 16, 1999 bringing the Company's total gaming machines at the Charles Town Entertainment Complex to 1,500. Installing and operating additional machines would require approval pursuant to the West Virginia Lottery act.

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

Taxation and Fees

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

Internal Revenue Service Regulations

     The Internal Revenue Service, or IRS, requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno and slot machine winnings in excess of certain amounts. The IRS also requires operators to withhold taxes on certain keno, bingo and slot machine winnings of nonresident aliens. We are unable to predict the extent, if any, to which such requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, such other games.

     Regulations adopted by the Financial Crimes Enforcement Network of the United States Treasury Department and the gaming regulatory authorities in certain domestic jurisdictions in which we operate casinos, or in which we have applied for licensing to operate a casino, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation commenced in May 1985 and may have resulted in the loss of casino revenues to jurisdictions outside the United States which are exempt from such regulations.

ITEM 2  PROPERTIES

See, ITEM 1 - BUSINESS - "RACING AND PARI-MUTUEL OPERATIONS"

     A solid waste landfill ("Landfill") is on a parcel of land we own that is adjacent to Pocono Downs. The East Side Landfill Authority (the "Landfill Authority"), which operated the Landfill from 1970 until 1982, disposed of municipal waste on behalf of four municipalities. The Landfill is currently subject to a closure order issued by the Pennsylvania Department of Environmental Resources ("PADER") which the four municipalities are required to implement pursuant to a 1986 Settlement Agreement among the former trustee in bankruptcy for Pocono Downs, the Landfill Authority, the municipalities and PADER (the "Settlement Agreement"). According to the Company's environmental consulting firm, the Landfill closure is substantially complete. To date, the municipalities obligated to implement the closure order pursuant to the Settlement Agreement have been fulfilling their obligations under the Settlement Agreement. In addition, the Company may be liable for future claims with respect to the Landfill under the federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws. The Company may incur expenses in connection with the Landfill in the future, which expenses may not be reimbursed by the municipalities. Any such expenses could have a material adverse effect on the Company's business, financial condition and results of operations.

Other Property and Equipment

     The Company currently leases 5,974 square feet of office space in an office building in Wyomissing, Pennsylvania for the Company's executive offices. The lease expires in April 2000 and provides for an annual minimum rental of $97,968. The office building is owned by an affiliate of Peter M. Carlino, the Chairman and Chief Executive Officer of the Company. The Company believes that the lease terms are not less favorable than lease terms that could have been obtained from an unaffiliated third party.

     The Company currently leases an aircraft from a company owned by John Jacquemin, a director of the Company. The lease expires in September 2007 and provides for monthly payments of $8,356. The Company believes that the lease terms are not less favorable than lease terms that could have been obtained from an unaffiliated third party.

EMPLOYEES AND LABOR RELATIONS

     At March 1, 2000, the Company had 1,870 permanent employees, of whom 1,252 were full-time and 618 part-time. Employees of the Company who work in the admissions department and pari-mutuels department at the Penn National Race Course, Pocono Downs and the OTWs are represented under collective bargaining agreements between the Company and Sports Arena Employees' Union Local 137. The agreements extend until September 30, 2002 for track employees and September 30, 2001 for OTW employees. The pari-mutuel clerks at Pocono Downs voted to unionize in June 1997. The Company has held negotiations with this union, but does not have a contract to date. Failure to reach agreement with this union would not result in the suspension or termination of the Company's license to operate live racing at Pocono Downs or to conduct simulcast or OTW operations. The pari-mutuel clerks and racing valets at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks, which expires on December 31, 2000. The West Virginia Video Lottery Act also requires that the operator of the Charles Town Entertainment Complex be subject to a written agreement with the pari-mutuel clerks in order to operate gaming machines, this agreement expires on December 31, 2000. The Company believes that its relations with its employees are satisfactory.

ITEM 3  LEGAL PROCEEDINGS

         In December 1997, Amtote international, Inc. ("Amtote"), filed an action against the Company and the Charles Town Joint Venture in the United States District Court for the Northern District of West Virginia. In its complaint, Amtote (i) states that the Company and the Charles Town Joint Venture allegedly breached certain contracts with Amtote and its affiliates when it entered into a wagering services contract with a third party (the "Third Party Wagering Services Contract"), and not with Amtote, effective January 1, 1998,
(ii) sought preliminary and injunctive relief through a temporary restraining order seeking to prevent Charles Town Joint Venture from (a) entering into a wagering services contract with a party other than Amtote and (b) having a third party provide such wagering services, (iii) sought declaratory relief through September 2004 and (iv) sought unspecified compensatory damages, legal fees and costs associated with the action and other legal and equitable relief as the Court deemed just and appropriate. On December 24, 1997, a temporary restraining order was issued, which prescribed performance under the Third Party Wagering Contract. On January 14, 1998, a hearing was held to rule on whether a preliminary injunction should have been issued or whether the temporary restraining order should have been lifted. On February 20, 1998, the temporary restraining order was lifted by the court. The Company then pursued legal remedies in order to terminate Amtote and proceed under the Third Party Wagering Services Contract. This matter was tried before the State Court of West Virginia on June 17, 1999. On September 30, 1999 the United States District Court for the Northern District of West Virginia rendered a decision in favor of Amtote. The Court awarded liquidated damages to Amtote in connection with the Company's cancellation of the Amtote contract, which cancellation enabled the Company to enter into a computerized pari-mutuel wagering service contract with another company to provide such services to three of its racetracks and its ten off-track wagering facilities. On February 11, 2000, the Company and Amtote entered into a settlement agreement in which the Company paid Amtote in full satisfaction of the judgment the sum of $1.5 million.

         The Company submitted an application to the Tennessee State Racing Commission (the "Tennessee Commission") in October 1997 for an initial license for the development and operation of a harness track and an OTW at a site in the city of Memphis (the "Tennessee Development Project"). A land use plan for the construction of a 5/8-mile harness track, clubhouse and grandstand area was approved in October 1997 by the Land Use Hearing Board for the City of Memphis and County of Shelby. Tennessee Downs, Inc. ("Tennessee Downs"), a subsidiary of the Company, was determined to be financially suitable by the Tennessee Commission and a public comment hearing before the Tennessee Commission was held in November 1997. In December 1997, the Company received the necessary zoning and land development approvals from the Memphis City Council. In April 1998, the Tennessee Commission granted a license to Tennessee Downs, which would expire on the earlier of: (i) December 31, 2000 or (ii) the expiration of Tennessee
Commission's term on June 30, 1998, if such term was not extended by the Tennessee State Legislature. The Tennessee State Legislature voted against extending the life of the Tennessee Commission, allowing the Tennessee Commission's term to expire on June 30, 1998. The Tennessee Commission held a meeting on May 29, 1998 at which it rejected the Company's request: (i) to grant Tennessee Downs an extended timeframe for the effectiveness of its racing license; and (ii) to operate a temporary simulcast facility. On July 28, 1998,

Tennessee Downs filed for a preliminary injunction and a declaratory ruling on the legal status of racing in Memphis. On November 23, 1998, the court ruled that the Tennessee Racing Control Act had not been repealed and cannot be repealed by implication by dissolving the Tennessee Commission. It was the opinion of the court that because the Tennessee Racing Control Act is still in force, horse-racing and pari-mutuel betting is a legal unregulated activity in Tennessee. This decision was appealed by the Tennessee Attorney General and a hearing was held before the Court of Appeals on June 21, 1999. On July 30, 1999, the Court of Appeals in Tennessee dissolved the injunction. The appellate court reversed the lower court ruling on the basis of jurisdiction. On September 28, 1999, Tennessee Downs filed its application for Permission to Appeal and brief to the Supreme Court of Tennessee. Tennessee Downs took a direct appeal to the Supreme Court of the State of Tennessee so that it may continue its efforts to develop and operate a harness track in Tennessee. In the appeal, Tennessee Downs asked the Supreme Court to take the jurisdictional question from the appellate court and to review the substantive issue of whether pari-mutuel wagering on horse racing is lawful in Tennessee under the existing statute without the Tennessee Commission. Costs incurred as of December 31, 1999 regarding the
Tennessee license amounted to $534,135. On February 11, 2000, the Tennessee Supreme Court denied Tennessee Down's application for permission to appeal the decision of the Court of Appeals. As a result of this decision, Tennessee Downs has taken a charge against earnings in 1999 of $535,000 for costs incurred for its Tennessee racing license and does not anticipate future involvement in Tennessee.

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

                                                                            HIGH                         LOW
                  1997

                  First Quarter                                        $  18.250                   $  14.000
                  Second Quarter                                          19.625                      13.750
                  Third Quarter                                           20.125                      14.625
                  Fourth Quarter                                          19.250                       8.750

                  1998

                  First Quarter                                        $  13.125                    $  8.875
                  Second Quarter                                          12.000                       6.813
                  Third Quarter                                            9.125                       5.125
                  Fourth Quarter                                          10.313                       5.500

                  1999

                  First Quarter                                        $  10.000                    $  5.813
                  Second Quarter                                           9.938                       7.250
                  Third Quarter                                           10.375                       8.250
                  Fourth Quarter                                           9.563                       7.500



         The closing sale price per share of Common Stock on The Nasdaq National Market on March 14, 2000, was $7.50. As of March 14, 2000, there were 692 holders of record of Common Stock.

DIVIDEND POLICY

         Since the Company's initial public offering of Common Stock in May 1994, the Company has not paid any cash dividends on its Common Stock. The Company intends to retain all of its earnings to finance the development of the Company's business, and thus, does not anticipate paying cash dividends on its Common Stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. Moreover, the Company's existing credit facility (the "Credit Facility") prohibits the Company from authorizing, declaring or paying any dividends until the Company's commitments under the Credit Facility have been terminated and all amounts outstanding thereunder have been repaid. In addition, future financing arrangements may prohibit the payment of dividends under certain conditions.

ITEM 6  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data of the Company for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, except for Operating Data, are derived from financial statements that have been audited by BDO Seidman, LLP independent certified public accountants, adjusted as described in the notes below. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

                                                                                YEAR ENDED DECEMBER 31
                                                          ------------------------------------------------------------
                                                                   1995       1996     1997 (1)       1998       1999
                                                          ------------------------------------------------------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
Revenue
    Pari-mutuel revenues
      Live races                                             $   21,376  $  18,727   $ 27,653     $  26,893  $ 20,760
      Import simulcasting                                        27,254     27,653     59,810        68,136    71,369
      Export simulcasting                                         2,142      3,347      5,279         5,810     4,733
  Gaming revenue                                                      -          -      5,712        37,396    55,125
  Admissions, programs and other racing revenue                   3,704      4,379      5,678         6,280     6,256
  Concessions revenues                                            3,200      3,389      7,404         9,550    12,117
Earnings from unconsolidated affiliates                             -            -          -             -     1,098
                                                          ------------------------------------------------------------
Total revenues                                                   57,676     62,834     111,536      154,065   171,458
                                                          ------------------------------------------------------------
OPERATING EXPENSES
  Purses, stakes, and trophies                                   12,091     12,874      22,335       29,141    31,290
  Direct salaries, payroll taxes and employee benefits            7,699      8,669      16,200       19,134    19,519
  Simulcast expenses                                              9,084      9,215      12,982       13,809    13,422
  Pari-mutuel taxes                                               4,963      5,356       9,506        9,281     8,895
  Lottery taxes and administration                                    -          -       1,874       14,749    21,545
  Other direct meeting expenses                                   7,576      8,536      18,087       24,029    22,916
  Concessions expenses                                            2,125      2,349       5,605        7,929    11,030
  Other operating expenses                                        5,002      4,942       8,735       10,787    13,060
  Horsemen's action expenses                                          -          -           -            -     1,250
  Depreciation and amortization                                     881      1,433       4,040        5,748     8,679
  Litigation expense                                                  -          -           -            -     1,500
Site development and restructuring changes                            -          -       2,437            -       535
                                                          ------------------------------------------------------------
Total operating expenses                                         49,421     53,374     101,801      134,607   153,641
                                                          ------------------------------------------------------------
Income from operations                                            8,255      9,460       9,735       19,458    17,817
                                                          ------------------------------------------------------------
Other income (expenses)
  Interest income (expense), net                                    198       (156)     (3,656)      (7,549)   (7,299)
  Other                                                              10          -          (2)         113        (8)
                                                          ------------------------------------------------------------
Total other income (expenses)                                       208       (156)     (3,658)      (7,436)   (7,307)
                                                          ------------------------------------------------------------
Income before income taxes and extraordinary item                 8,463      9,304       6,077       12,022    10,510
Taxes on income                                                   3,467      3,794       2,308        4,519     3,777
                                                          ------------------------------------------------------------

Income before extraordinary item                                  4,996      5,510       3,769        7,503     6,733

Extraordinary item - loss on early extinquishment of debt,
   net of income taxes of $1,001.                                     -          -           -        1,482         -
                                                          ------------------------------------------------------------

                                       21


                                                                         YEAR ENDED DECEMBER 31
                                                      ------------------------------------------------------------
                                                               1995       1996     1997 (1)       1998        1999
                                                      ------------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income                                                $   4,996  $   5,510    $   2,287   $  7,503   $   6,733
                                                       ============================================================
PER SHARE DATA:
Basic  income per share before extraordinary item         $    0.39  $    0.41    $    0.25   $   0.50    $    .45
Basic net income per share                                $    0.39  $    0.41    $    0.15   $   0.50    $    .45

Diluted income per share before extraordinary item        $    0.38  $    0.40    $    0.24   $   0.49    $    .44
Diluted net income per share                              $    0.38  $    0.40    $    0.15   $   0.49    $    .44

WEIGHTED SHARES OUTSTANDING:
Basic                                                        12,906     13,302       14,925     15,015      14,889
Diluted                                                      13,017     13,822       15,458     15,374      15,223

OPERATING DATA: (Unaudited)
Pari-mutuel wagering
Live races                                                $ 102,145  $  89,327   $  128,090  $ 122,686   $  96,238
Import simulcasting                                         142,499    170,814      298,459    336,191     345,650
Export simulcasting                                          72,252    112,871      176,287    194,772     159,175
                                                      ------------------------------------------------------------

Total pari-mutuel wagering                                $ 316,896  $ 373,012   $  602,836  $ 653,649   $ 601,063
                                                       ============================================================

Gross profit from wagering (2)                            $  24,915  $  27,955   $   48,688  $  53,766   $  50,907
                                                       ============================================================
BALANCE SHEET DATA as of DECEMBER 31:
Cash and cash equivalents                                 $   7,514  $   5,634   $   21,854  $   6,826   $   9,434
Working capital (deficiency)                                  4,134       (509)      15,226      1,911      (7,369)
Total assets                                                 27,532     96,723      158,878    160,798     190,600
Total debt                                                      390     47,517       80,336     78,256      91,213
Shareholders' equity                                         20,802     27,881       53,856     59,036      66,272

------------------------------------------

Management believes that the following calculation of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and adjusted EBITDA are relevant to shareholders:

Income from operations                                    $  8,255    $  9,460    $  9,735   $  19,458   $  17,817
add back depreciation and amortization                         881       1,433       4,040       5,748       8,679
                                                        ----------- ----------- ----------- ----------- ----------

EBITDA                                                       9,136      10,893      13,775      25,206      26,496
add back Horsemens action expense                               --          --          --          --       1,250
Litigation expense                                              --          --          --          --       1,500
Site development and restructuring charges                      --          --       2,437          --         535
                                                        ----------- ----------- ----------- ----------- ----------

Adjusted EBITDA                                           $  9,136    $ 10,893   $  16,212   $  25,206   $  29,781
                                                        =========== =========== =========== =========== ==========

              EBITDA is not a measure of financial performance under Generally Accepted Accounting Principles ("GAAP"), but is used by some investors to determine a company's ability to service or incur indebtedness. EBITDA and Adjusted EBITDA are not calculated by all entities in the same fashion and accordingly, may not be an appropriate measure of performance. Neither EBITDA nor Adjusted EBITDA should be considered in isolation from, or as a substitute for, net income (loss), cash flows from operations, or cash flow data prepared in accordance with GAAP.

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

 ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

RESULTS OF OPERATIONS

The percentage of the Company's revenue derived from gaming operations has increased over the last few years as a result of the gaming operations at the Charles Town Entertainment Complex. The Company expects that the Mississippi Acquisition and the continued expansion of the Charles Town Entertainment Complex will cause this trend to continue. In the future the Company expects to alter the presentation of certain of its financial information to better capture this trend. An example of a type of presentation that the Company is likely to use is presented below.

The results of operations by property level are summarized as follows:

                   Charles Town Racing and Gaming       Penn National and OTWs            Pocono Downs and OTWs
                      1997       1998        1999       1997       1998       1999       1997       1998      1999
                      ----       ----        ----       ----       ----       ----       ----       ----      ----
Revenues
Gaming             $ 5,739    $37,716     $55,564   $      -    $     -    $     -    $     -    $     -   $     -
Racing               9,211     15,382      18,954     60,261     60,281     51,302     31,203     33,121    33,767
Other                1,533      3,785       5,254      3,302      3,339      4,308      2,255      2,455     2,555
                 --------------------------------- -------------------------------- -------------------------------
Total revenues      16,483     56,883      79,772     63,563     63,620     55,610     33,458     35,576    36,322

Expenses
Gaming               5,446     28,958      38,672          -          -          -          -          -         -
Racing               9,566     15,585      18,766     45,815     45,276     41,441     22,203     22,748    23,169
Other*               2,111      5,237       6,554      5,329      5,305      6,334      3,784      4,109     4,199
                 --------------------------------- -------------------------------- -------------------------------

Total expenses      17,123     49,780      63,992     51,144     50,581     47,775     25,987     26,857    27,368

EBITDA
Gaming                 293      8,758      16,892          -          -          -          -          -         -
Racing                (355)      (203)        188     14,446     15,005      9,861      9,000     10,373    10,598
Other                 (578)    (1,452)     (1,300)    (2,027)    (1,966)    (2,026)    (1,529)    (1,654)   (1,644)
                ---------------------------------- -------------------------------- -------------------------------

Total EBITDA       $  (640)   $ 7,103     $15,780   $ 12,419    $13,039    $ 7,835    $ 7,471    $ 8,719   $ 8,954
                ================================== ================================ ===============================
----------------

*Other expenses includes property level general and administrative expenses and excludes corporate overhead and non-recurring expenses.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues in 1999 increased by approximately $17.4 million or 11.3% to $171.5 million from $154.1 million in 1998. Operating expenses in 1999 increased by approximately $19.0 million or 14.1% to $153.6 million from $134.6 million in 1998. Included in operating expenses were non-recurring expenses in 1999 for the Horsemen's strike ($1.3 million) at Penn National Race Course, Tennessee development and licensing expenses ($.5 million) and litigation expenses ($1.5 million) to settle a lawsuit with a totalisator company. Income from operations decreased by $1.6 million or 8.4% to $17.8 million in 1999 from $19.4 million in 1998 due to the Horsemen's strike and non-recurring expenses. Other expenses for the year ended December 31, 1999 and 1998 consisted of approximately $7.3 million and $7.4 million, respectively, of net interest primarily due to the 10.625% Senior Notes and the Revolving Credit Facility. Taxes on income decreased by $.7 million to $3.8 million in 1999 from $4.5 million in 1998 and net income decreased by $.8 million or 10.3% to $6.7 million in 1999 from $7.5 million in 1998 due substantially to the factors described.

Charles Town Entertainment Complex

         Revenues increased at Charles Town by approximately $22.9 million or 40.2% to $79.8 million in 1999 from $56.9 million in 1998. Gaming revenue increased by $17.8 million or 47.3% to $55.6 million in 1999 from $37.7 million in 1998 due to the addition of 136 new video lottery machines and 565 new reel spinning, coin-out slot machines during the year. At year-end there were 1,500 gaming machines in operation compared to 799 machines in 1998. The average number of machines increased to 923 in 1999 from 704 in 1998 and the average win per machine increased to $163 in 1999 from $145 in 1998. Racing revenue increased by $3.5 million or 23.0% to $18.9 million in 1999 from $15.4 million in 1998. The live meet consisted of 213 race days in 1999 compared to 206 race days in 1998 and a change in the schedule from a Wednesday afternoon race program to a Thursday evening race program to accommodate export simulcasting. Charles Town began exporting its live race program to tracks across the country on June 5, 1999 and generated export simulcasting revenues of $.9 million for the year. Concession revenues increased by approximately $1.5 million or 40.0% to $5.3 million in 1999 from $3.8 million in 1998 due to increased attendance for gaming, racing, and the expansion of the concession areas, dining room and buffet area. Operating expenses increased by $14.2 million or 28.6% to $64.0 million in 1999 from $49.8 million in 1998 due to the increase in direct costs associated with additional wagering on horse racing and gaming machine play, the addition of gaming machines and floor space (new temporary gaming facility), export simulcast expenses and expanded concession and dining capability and capacity. In addition to the operating expenses, Charles Town had a non-recurring expense of $1.5 million in litigation settlement expenses for the settlement of a lawsuit involving a former totalisator company vendor.

Penn National Race Course and its OTW Facilities  (Penn National Race Course)

         Penn National Race Course had a decrease in revenue of approximately $8.0 million or 12.6% to $55.6 million in 1999 from $63.6 million in 1998. The decrease was due primarily to the expiration of the Horsemen's Agreement that resulted in the closure of the facilities from February 16 to March 24, 1999. Penn National re-opened for simulcast wagering on March 25, live racing on a limited basis on April 23 and resumed a full live racing schedule the week of June 26, 1999. For the year 1999, Penn National ran 153 live race days compared to 206 live race days in 1998 and has run nine-race cards instead of ten-race cards since the April reopening. Of the scheduled 210 live races for 1999, 46 race days were lost due to the strike and 11 days were cancelled due to weather compared to 4 days cancelled due to weather in 1998. Expenses decreased by approximately $2.8 million or 5.6% to $47.8 million in 1999 from $50.6 million in 1998. Included in the 1999 expenses is $1.3 million for the Horsemen's strike. The results of operations also includes the operation of the Johnstown OTW facility for 12 months in 1999 compared to 3 months in 1998.

Pocono Downs and its OTW Facilities (Pocono Downs)

         Pocono Downs live race meet, which runs from April to November, consisted of 130 race days in 1999 compared to 135 races days in 1998. Revenues at Pocono Downs increased by $.7 million or 2.1% to $36.3 million in 1999 from $35.6 million in 1998. The increase resulted from a full year of operations at the Carbondale ($1.4 million) and Hazleton ($.8 million) OTWs that was offset by a decrease in revenue at the Pocono Downs Racetrack ($1.0 million). The decrease was due to the close proximity of the two new OTWs to the track. Revenue also decreased at the racetrack due to a 7.1% decrease in export simulcast wagering on Pocono live races due to the temporary closing of the barn area last winter due to the Company making improvements to the track that resulted in starting the racing season with a shortage of horses. Expenses increased by approximately $.5 million or 1.9% to $27.4 million in 1999 from $26.9 million in 1998.

New Jersey Joint Venture

         On July 29, 1999, after receiving the necessary approvals from the New Jersey Racing Commission and the necessary consents from the holders of its 10.625% Senior Notes due 2004, Series B, the Company completed its investment in the Joint Venture. The Joint Venture operates Freehold Raceway and Garden State Race Track. Summarized results of operations of the unconsolidated Joint Venture (commencing on July 30, 1999) for the period ended December 31, 1999 include $28.0 million in revenue, $23.0 million in operating expenses $5.0 million in EBITDA and net income of $2.2 million. The Company's 50% share of the net income or $1.1 million is recorded as "Earnings from unconsolidated affiliates" on the income statement.

Capital Expenditures

         The Company had capital expenditures of $13.2 million in 1999 compared to $22.3 million in 1998. Capital expenditures at Charles Town were approximately $12.1 million for the construction of a new outdoor paddock, the purchase and construction of a new temporary gaming facility, and the purchase of additional gaming machines and player tracking system and other projects. Capital expenditures at Penn National and its OTW facilities ($.6 million) and Pocono Downs and its OTW facilities ($.5 million) were for normal equipment replacement and leasehold improvements. As a result, depreciation and amortization increased $2.9 million or 51.0% to $8.7 million in 1999 from $5.8 million in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenue in 1998 increased by approximately $42.5 million or 38.1% to $154.0 million in 1998 from $111.5 million in 1997. Operating expenses in 1998 increased by approximately $32.8 million or 32.2% to $134.6 million from $101.8 million in 1997. Included in operating expenses were non-recurring charges for site development and restructuring expenses of $2.4 million in 1997. Income from operations increased by approximately $9.7 million or 100.0 % to $19.4 million in 1998 from $9.7 million in 1997. Other expenses increased by approximately $3.8 million of 106.4 % to $7.4 million in 1998 from $3.6 million in 1997. Net interest expense increased by $3.9 million (primarily due to the 10 5/8% Senior Notes issued December 1997). Other income in 1998 of $113,000 consisted of a gain on the sale of Casino Magic Corporation stock of $148,000 offset by a loss on the repurchase of the Company's Senior Notes in the amount of $35,000. Taxes on income increased by approximately $2.2 million to $4.5 million in 1998 from $$2.3 million in 1997. The extraordinary item in 1997 consisted of a loss on the early extinquishment of debt in the amount of $1,482,000, net of income taxes. The loss consists primarily of write-offs of deferred finance costs associated with the retired bank notes and legal and bank fees relating to the early extinquishment of the debt. Net income increased by approximately $5.2 million to $7.5 million in 1998 from $2.3 million in 1997 due to the factors described above.

Charles Town Races

         Charles Town Races was purchased in January of 1997 and began racing operations on April 30, 1997 and video lottery machine operations on September 10, 1997. Revenues at Charles Town increased by $40.4 million or 276.3% to $56.9 million in 1998 from $15.1 million in 1997. Video lottery machines increased by $32.0 million as a result of a full year of operations in 1998 compared to three and one-half months of operations in 1997. Racing revenues increased by $6.2 million due to a racing season of 206 live race days at the Charles Town Races in 1998 compared to 159 live races days in 1997 and the opening of the new simulcast-racing center in January 1998. Concession and other revenues increased by $2.2 million due to the increased attendance and the opening of the new buffet area during the year. Operating expenses increased at Charles Town Races by $32.6 million or 190.7% to $49.8 million in 1998 from $17.1 million in 1997. The increase was due primarily to the video lottery operations ($23.5 million), racing operations ($6.0 million) and concession and other operating expenses ($3.1 million).

Penn National Race Course and its OTW Facilities (Penn National Race Course)

         Penn National Race Course had a small increase in revenue of approximately $57,000 or .1% to $63.6 million in 1998 from $63.5 million in 1997. Revenues increased at the track ($.3 million) due to an increase in on-track wagering and export simulcast wagering and the purchase and opening of the Johnstown OTW ($.9 million) on September 1, 1998. The increases were offset by a decrease in revenues at Chambersburg OTW ($.6 million) due to the opening of the Charles Town Facility, Reading ($.3 million) and York ($.3 million). Penn National Race Course had a net decrease in operating expenses of $.6 million or 1.1% to $50.6 million in 1998 from $51.1 million in 1997. The net decrease in operating expenses was due to an increase in expenses at the new Johnstown OTW ($.8 million) offset by a decrease in operating expenses at the racetrack and other OTW facilities ($1.4 million).

Pocono Downs and its OTW Facilities (Pocono Downs)

         Revenues at Pocono Downs resulted in a net increase of $2.1 million or 6.3% to $35.6 million in 1998 from $33.5 million in 1997. The increase in revenue was primarily due to the opening of new facilities in Hazleton ($2.2 million) and Carbondale ($2.4 million). This was offset by a decrease at the Wilkes-Barre racetrack ($2.1 million) due to the proximity of the two new OTW facilities and decreases at Allentown OTW ($.3 million) and Erie OTW ($.2 million). Pocono Downs had a net increase in operating expenses of $.9 million or 3.3% to $26.9 million in 1998 from $26.0 million in 1997. The net increase in operating expenses was due to the opening of the Hazleton OTW ($1.9 million) and the Carbondale OTW ($1.8 million). The increase was offset by a decrease in operating expenses at the Wilkes-Barre racetrack ($1.8 million), Allentown OTW ($.6 million) and Erie OTW ($.4 million).

Capital Expenditures

         The Company had capital expenditures of $22.3 million in 1998 compared to $29.4 million in 1997. Capital expenditures in 1998 consisted of renovation and refurbishment of the Charles Town facility and racetrack ($1.1 million), completion of the Hazleton and Carbondale OTW facilities ($3.2 million), the purchase of the Johnstown facility ($1.3 million), the purchase of the GTech video lottery machines and central monitoring system ($13.0 million), and $3.7 million in capital expenditures at other facilities. Depreciation and amortization increased by $1.7 million or 42.3% to $5.7 million in 1998 from $4.0 million in 1997. The increase was due primarily to depreciation associated with new facilities for Charles Town Gaming (September 1997), Charles Town Simulcast Center (January 1998), Hazleton and Carbondale OTW facilities (March
1998) and Johnstown OTW (September 1998).

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from issuance of equity securities.

     Net cash provided from operating activities was $22.5 million for the year ended December 31, 1999. This consisted of net income and non-cash expenses ($14.3 million), an increase in accounts receivable ($1.0 million) due from other tracks, an increase in accounts payable and accrued expenses due to construction at Charles Town ($5.6 million), an increase in purses due horsemen ($1.2 million) an increase in taxes, other than income taxes ($1.0 million) due to a change in payment schedules for Pennsylvania pari-mutuel taxes and other changes in certain assets and liabilities (-$.6 million).

     Cash flows used in investing activities for the year ended December 31, 1999 ($29.8 million) consisted of the Company's investment in and advance to the New Jersey Joint Venture ($11.7 million), a cash escrow deposit for the purchase of the Mississippi casinos ($5.0 million), capital expenditures at Charles Town for the outdoors paddock and jockey quarters ($.9 million), new temporary structure for slot machines ($1.8 million) additional gaming machines ($4.9 million) player tracking system ($1.3 million) and other projects ($3.1 million) and equipment replacement and building improvements at Penn National ($.6 million) and Pocono Downs ($.5 million) facilities.

     Cash flows provided by financing activities ($9.9 million) consisted of borrowings under the credit facility ($24.3 million) for the New Jersey Joint Venture ($11.5 million), Charles Town expansion ($9.7 million), and to fund part of the escrow deposit ($3.1 million) for the purchase of the Mississippi assets, proceeds from the exercise of stock options and warrants ($.5 million). This was offset by principal payments on long-term debt ($11.4 million), and an increase in financing costs ($3.5 million) for amending the credit facility and bondholder agreement.

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

     In 2000, the Company anticipates spending approximately $21.5 million on capital expenditures at its racetrack and OTW facilities. The Company anticipates expending approximately $18.2 million at the Charles Town Entertainment Complex for player tracking ($.7 million), new slot machines and conversion kits ($2.1 million), paddock casino and interior renovations ($7.4 million), machinery and equipment ($2.0 million) and other projects including structured parking facility, design and planning for a new hotel ($6.0 million). The Company also plans to spend approximately $261,000 at Pocono Downs, $550,000 at Penn National, $400,000 at the OTW facilities for building improvements and equipment and $2.0 million on building improvements and equipment for its new OTW facility in East Stroudsburg, Pennsylvania. 26

         The Company entered into its Credit Facility with Bankers Trust Company, as Agent in 1996. This credit facility was amended and restated on January 29, 1999 with First Union National Bank replacing Bankers Trust Company, as Agent. The Credit Facility, as amended, provides for a $20 million revolving Credit Facility, including a $3 million sub-limit for standby letters of credit and a $5 million term loan. Under the terms of the credit facility, as amended, the Company borrowed an additional $11.5 million which was used to finance its share of the New Jersey Joint Venture (see Note 4). The revolving credit facility is secured by substantially all of the assets of the Company, except for the assets of the Charles Town Entertainment Complex. The revolving Credit Facility provides for certain covenants, including those of a financial nature. The $5.0 million term loan was repaid on December 16, 1999. At the Company's option, the revolving facility may bear interest at the highest of: (1) 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate, (2) the rate that the bank group announces from time to time as its prime lending rate and (3) 1/2 of 1% in excess of the federal funds rate plus an applicable margin of up to 2% or the revolving facility may also bear interest at a rate tied to a eurodollar rate plus an applicable margin of up to 3%. The outstanding amount under this Credit Facility as of December 31, 1999 was $12.9 million at an interest rate of 8.93%. Mandatory repayments of the revolving facility are required in an amount equal to a percentage of the net cash proceeds from any issuance or incurrence of equity or funded debt by the Company, that percentage to be dependent upon the then outstanding balance of the revolving facility and the Company's leverage ratio. Mandatory repayments of varying percentages are also required in the event of either asset sales in excess of stipulated amounts or defined excess cash flow.

         On December 13, 1999, the Company entered into a $20.0 million Senior Secured Multiple Draw Term Loan with Bank of America, as an Agent for a bank group. The term loan is payable in quarterly installments of $1.3 million principle plus interest. The loan is secured by gaming equipment and improvements at the Charles Town facility. The term loan is being used to repay the $5.0 million First Union term loan and finance gaming equipment and improvements at the Charles Town facility. At the Company's option the term loan may bear interest at the highest of: (1) 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate, (2) the rate that the bank group announces from time to time as its prime lending rate and (3) 1/2 of 1% in excess of the federal funds rate plus an applicable margin of up to 1.75% or the facility may also bear interest at a rate tied to a eurodollar rate plus an applicable margin of up to 2.75%. The outstanding amount under this credit facility as of December 31, 1999 was $ 9.1 million at an interest rate of 8.91%.

         On March 23, 1999, the Company signed a new agreement with the Pennsylvania Thoroughbred Horsemen, replacing the previous agreement that expired on February 16, 1999. This new contract will result in an increase in future operating expenses, which expenses may be offset in whole or in part by changes in revenue mix or revenue increases going forward. These developments, therefore, may decrease earnings before interest, taxes, depreciation and amortization ("EBITDA") in future periods; however, management believes that such decreases, if any, will not result in any material decrease in EBITDA.

         In connection with the Company's agreement to acquire all of the assets of Casino Magic Bay St. Louis and Boomtown Biloxi, the Company will explore a number of financing alternatives, which may involve repaying or redeeming its existing debt. The Company would expect to use part of the proceeds from the refinancing to make certain improvements to the Mississippi properties.

         The Company currently estimates that the cash generated from operations and available borrowings under the credit facilities will be sufficient to finance its current operations and planned capital expenditure requirements. There can be no assurance, however, that the Company will not be required to seek additional capital, in addition to that available from the foregoing sources. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or, if available, on terms acceptable to the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of the Company's debt obligations at December 31, 1999 were fixed rate obligations, and Management, therefore, does not believe that the Company has any material market risk from its debt obligations.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                                            Page No.

         Report of Independent Certified Public Accountants 29 Consolidated financial statements
             Balance sheets                                   30-31
             Statements of income                             32-33
             Statements of shareholders' equity                  34
             Statements of cash flows                         35-36
         Notes to consolidated financial statements           37-38

Report of Independent Certified Public Accountants

Penn National Gaming, Inc.
  and Subsidiaries

Wyomissing, Pennsylvania

We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn National Gaming, Inc. and Subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Philadelphia, Pennsylvania                   \s\ BDO Seidman, LLP
                                             --------------------
February 29, 2000  except                        BDO Seidman, LLP
for Note 11 which is as of
March 7, 2000

                   Penn National Gaming, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

December 31,                                                                              1998           1999
                                                                                 -----------------------------
Assets

Current assets

     Cash and cash equivalents                                                     $     6,826   $      9,434
     Accounts receivable                                                                 3,840          4,779
     Prepaid expenses and other current assets                                           2,131          1,793
     Deferred income taxes                                                                 458            888
     Prepaid income taxes                                                                  859          1,088
                                                                                 -----------------------------

Total current assets                                                                    14,114         17,982
                                                                                 -----------------------------

Property, plant and equipment, at cost
     Land and improvements                                                              26,969         27,988
     Building and improvements                                                          66,918         70,870
     Furniture, fixtures and equipment                                                  29,772         36,195
     Transportation equipment                                                              527            860
     Leasehold improvements                                                              9,579          9,802
     Leased equipment under capitalized lease                                              824              -
     Construction in progress                                                            1,847          1,980
                                                                                 -----------------------------

                                                                                       136,436        147,695
     Less accumulated depreciation and amortization                                     15,684         20,824
                                                                                 -----------------------------

Net property, plant and equipment                                                      120,752        126,871
                                                                                 -----------------------------

Other assets

     Investment in and advances to unconsolidated affiliate                                  -         12,862
     Cash in escrow                                                                          -          5,000
     Excess of cost over fair market value of net assets acquired
         (net of accumulated amortization of $2,002 and $2,611,
         respectively)                                                                  22,442         21,582
     Deferred financing costs                                                            2,403          5,014
     Miscellaneous                                                                       1,087          1,289
                                                                                 -----------------------------

Total other assets                                                                      25,932         45,747
                                                                                 -----------------------------

                                                                                   $   160,798   $    190,600
                                                                                 -----------------------------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

December 31,                                                                             1998          1999
                                                                                 ---------------------------
Liabilities and Shareholders' Equity

Current liabilities

     Current maturities of long-term debt and
         capital lease obligations                                                $       168   $     5,160
     Accounts payable                                                                   6,217        10,210
     Purses due horsemen                                                                  887         2,114
     Uncashed pari-mutuel tickets                                                       1,597         1,351
     Accrued expenses                                                                   1,063         2,694
     Accrued interest                                                                     468           433
     Accrued salaries and wages                                                           752         1,098
     Customer deposits                                                                    548           800
     Taxes, other than income taxes                                                       503         1,491
                                                                                 ---------------------------
Total current liabilities                                                              12,203        25,351
                                                                                 ---------------------------

Long-term liabilities

     Long-term debt and capital lease obligations,
         net of current maturities                                                     78,088        86,053
     Deferred income taxes                                                             11,471        12,924
                                                                                 ---------------------------

Total long-term liabilities                                                            89,559        98,977
                                                                                 ---------------------------

Commitments and contingencies

Shareholders' equity

     Preferred stock, $.01 par value, authorized 1,000,000 shares;
         issued none                                                                        -             -
     Common stock, $.01 par value, authorized 20,000,000 shares;
         issued and outstanding 15,164,080 and 15,314,175, respectively                   152           153
     Treasury stock, 424,700 shares at cost                                            (2,379)       (2,379)
     Additional paid-in capital                                                        38,025        38,527
     Retained earnings                                                                 23,238        29,971
                                                                                 ---------------------------
Total shareholders' equity                                                             59,036        66,272
                                                                                 ---------------------------
                                                                                  $   160,798   $   190,600
                                                                                 ---------------------------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)

Year ended December 31,                                                         1997          1998           1999
                                                                      --------------------------------------------
Revenues
     Pari-mutuel revenues

         Live races                                                      $    27,653   $    26,893    $    20,760
         Import simulcasting                                                  59,810        68,136         71,369
         Export simulcasting                                                   5,279         5,810          4,733
     Gaming revenue                                                            5,712        37,396         55,125
     Admissions, programs and other racing revenues                            5,678         6,280          6,256
     Concessions revenues                                                      7,404         9,550         12,117
       Earnings from unconsolidated affiliates                                     -             -          1,098
                                                                      --------------------------------------------

Total revenues                                                               111,536       154,065        171,458
                                                                      --------------------------------------------

Operating expenses

     Purses, stakes and trophies                                              22,335        29,141         31,290
     Direct salaries, payroll taxes and employee benefits                     16,200        19,134         19,519
     Simulcast expenses                                                       12,982        13,809         13,422
     Pari-mutuel taxes                                                         9,506         9,281          8,895
     Lottery taxes and administration                                          1,874        14,749         21,545
     Other direct meet expenses                                               18,087        24,029         22,916
     Concessions expenses                                                      5,605         7,929         11,030
     Other operating expenses                                                  8,735        10,787         13,060
     Horsemen's action expenses                                                    -             -          1,250
     Depreciation and amortization                                             4,040         5,748          8,679
     Litigation settlement                                                         -             -          1,500
     Site development and restructuring charges                                2,437             -            535
                                                                      --------------------------------------------

Total operating expenses                                                     101,801       134,607        153,641
                                                                      --------------------------------------------

Income from operations                                                         9,735        19,458         17,817
                                                                      --------------------------------------------

Other income (expenses)
     Interest (expense)                                                       (4,591)       (8,374)        (8,667)
     Interest income                                                             935           825          1,368
     Other                                                                        (2)          113             (8)
                                                                      --------------------------------------------

Total other (expenses)                                                        (3,658)       (7,436)        (7,307)
                                                                      --------------------------------------------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)

Year ended December 31,                                                         1997          1998           1999
                                                                      --------------------------------------------
Income before income taxes and extraordinary item                        $     6,077   $    12,022    $    10,510
Taxes on income                                                                2,308         4,519          3,777
                                                                      --------------------------------------------
Income before extraordinary item                                               3,769         7,503          6,733
Extraordinary item
     Loss on early extinguishment of debt,
         net of income taxes of $1,001                                         1,482             -              -
                                                                      --------------------------------------------
Net income                                                               $     2,287   $     7,503    $     6,733
                                                                      --------------------------------------------
Per share data
     Basic
         Income before extraordinary item                                $       .25   $       .50    $       .45
         Extraordinary item                                                      .10             -              -
                                                                      --------------------------------------------

         Net income                                                      $       .15   $       .50    $       .45
                                                                      --------------------------------------------
     Diluted
         Income before extraordinary item                                $       .24   $       .49    $       .44
         Extraordinary item                                                      .09             -              -
                                                                      --------------------------------------------
         Net income                                                      $       .15   $       .49    $       .44
                                                                      --------------------------------------------
Weighted shares outstanding
     Basic                                                                    14,925        15,015         14,837
     Diluted                                                                  15,458        15,374         15,196

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                                                 Additional
                                                 Common Stock       Treasury        Paid-In         Retained
                                             ----------------------
                                                   Shares   Amount     Stock        Capital         Earnings         Total
                                             ------------------------------------------------------------------------------
Balance, January 1, 1997                       13,355,290   $  134  $      -     $   14,299         $ 13,448     $ 27,881
Issuance of common stock                        1,725,000       17         -         22,914                -        22,931
Exercise of stock options and warrants             72,290        1         -            154                -           155
Tax benefit related to                                                     -
     stock options exercised                            -        -                      602                -           602
Net income for the year                                 -        -         -              -            2,287         2,287
                                             ------------------------------------------------------------------------------
Balance, December 31, 1997                     15,152,580      152         -         37,969           15,735        53,856
Exercise of stock options and warrants             11,500        -         -             56                -            56
Acquisition of treasury stock                           -        -    (2,379)             -                -        (2,379)
Net income for the year                                 -        -         -              -            7,503         7,503
                                             ------------------------------------------------------------------------------
Balance, December 31, 1998                     15,164,080      152    (2,379)        38,025           23,238        59,036
Exercise of stock options and warrants            150,095        1        -             502                -           503
Net income for the year                                 -        -        -               -            6,733         6,733
                                             ------------------------------------------------------------------------------
Balance, December 31, 1999                     15,314,175   $  153  $ (2,379)    $   38,527         $ 29,971     $  66,272
                                             ------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

Year ended December 31,                                                         1997          1998           1999
                                                                      --------------------------------------------
Cash flows from operating activities
     Net income                                                          $     2,287   $     7,503    $     6,733
     Adjustments to reconcile net income to net cash
         provided by operating activities
              Depreciation and amortization                                    4,040         5,748          8,679
              Write-off of deferred financing costs                                -           376              -
              Income from unconsolidated affiliates                                -             -         (1,098)
              Extraordinary loss relating to early
                  extinguishment of debt, before income
                  tax benefit                                                  2,483             -              -
              Deferred income taxes (benefit)                                    (97)          390          1,023
              Decrease (increase) in
                  Accounts receivable                                          2,036        (1,583)          (939)
                  Prepaid expenses and other current assets                      111          (690)           338
                  Prepaid income taxes                                        (3,003)        2,144           (229)
                  Miscellaneous other assets                                    (258)         (463)          (202)
              Increase (decrease) in
                  Accounts payable                                             2,339        (1,188)         3,993
                  Purses due horsemen                                         (1,421)          887          1,227
                  Uncashed pari-mutuel tickets                                   168            93           (246)
                  Accrued expenses                                             1,155        (1,364)         1,631
                  Accrued interest                                               225           142            (35)
                  Accrued salaries and wages                                     306           (61)           346
                  Customer deposits                                               50            78            252
                  Taxes, other than income taxes                                 257          (146)           988
                                                                      --------------------------------------------
Net cash provided by operating activities                                     10,678        11,866         22,461
                                                                      --------------------------------------------
Cash flows from investing activities
     Expenditures for property, plant and equipment                          (29,196)      (22,333)       (13,243)
     Acquisition of business, net of cash acquired                           (18,248)            -              -
     (Increase) in prepaid acquisition costs                                    (176)            -              -
       Investment in and advances to unconsolidated affiliate                      -             -        (11,764)
       Cash in escrow                                                              -             -         (5,000)
       Other                                                                       -             -            251
                                                                      --------------------------------------------
Net cash (used in) investing activities                                      (47,620)      (22,333)       (29,756)
                                                                      --------------------------------------------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Penn National Gaming, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

Year ended December 31,                                                         1997          1998           1999
                                                                      --------------------------------------------
Cash flows from financing activities
     Proceeds from sale of common stock                                  $    23,086   $        56    $       503
     Acquisition of treasury stock                                                 -        (2,379)             -
     Tax benefit related to stock options exercised                              602             -              -
     Proceeds from long-term debt                                            111,167         9,000         24,350
     Principal payments on long-term debt
         and capital lease obligations                                       (78,348)      (11,080)       (11,393)
     (Increase) in unamortized financing costs                                (3,345)         (158)        (3,557)
                                                                      --------------------------------------------
Net cash provided by (used in) financing activities                           53,162        (4,561)         9,903
                                                                      --------------------------------------------
Net (decrease) increase in cash and cash equivalents                          16,220       (15,028)         2,608
Cash and cash equivalents at beginning of period                               5,634        21,854          6,826
                                                                      --------------------------------------------
Cash and cash equivalents at end of period                               $    21,854   $     6,826    $     9,434
                                                                      --------------------------------------------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

1.      Summary of                 Basis of Presentation
        Significant
        Accounting
        Policies

               The consolidated financial statements include the accounts of Penn National Gaming, Inc. and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior years' amounts have been reclassified to conform to the 1999 presentation.

               Description of Business

               The Company provides pari-mutuel wagering opportunities on live and simulcast thoroughbred and harness horse races at two racetracks and ten off-track wagering facilities ("OTWs") located in Pennsylvania and pari-mutuel wagering opportunities and video gaming machines at Charles Town Races, the Company's Charles Town, West Virginia thoroughbred racetrack. The Company's sole operating segment is gaming activities.

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

               Gaming machines - Video lottery terminal and coin operated gaming machines.

               OTW - Off-track wagering location.

               Pari-mutuel wagering - All wagering at the Company's racetracks, at the Company's OTWs and all wagering on the Company's races at other racetracks and OTWs.

               Telebet - Telephone account wagering.

               Totalisator services - Computer services provided to the Company by various totalisator companies for processing pari-mutuel betting odds and wagering proceeds. 37

               Pari-mutuel revenues -

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

               Gaming revenue - The Company's share of net winnings from gaming wins and losses.

A summary of pari-mutuel wagering for the periods indicated is as follows:

   Year ended December 31,                     1997           1998           1999
   -------------------------------------------------------------------------------

                                                      (in thousands)
   Pari-mutuel wagering on
       the Company's live races         $   128,090   $    122,686   $     96,238
   Pari-mutuel wagering on
       simulcasting
       Import simulcasting from
            other racetracks                298,459        336,191        345,650
       Export simulcasting to out
            of Pennsylvania
            wagering facilities             176,287        194,772        159,175
                                     ---------------------------------------------
   Total pari-mutuel wagering           $   602,836   $    653,649   $    601,063
                                     ---------------------------------------------

    Racing Meet

    The racing seasons for the past three years consisted of the following number of live race days:

  Year ended December 31,          1997          1998            1999
  --------------------------------------------------------------------
  Penn National Race Course         212           206             153
  Pocono Downs                      134           135             130
  Charles Town Races                159           206             213

               Depreciation and Amortization

               Depreciation of property, plant and equipment and amortization of leasehold improvements are computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their estimated useful lives. Depreciation and amortization for the years ended 1997, 1998 and 1999, amounted to $3,193,000, $4,705,000, and $7,124,000, respectively.

               The excess of cost over fair value of net assets acquired is being amortized on the straight-line method over a forty-year period. Amortization expense for 1997, 1998 and 1999, amounted to $578,000, $613,000, and $609,000, respectively. The Company evaluates the recoverability of the goodwill quarterly, or more frequently whenever events and circumstances warrant revised estimates and considers whether the goodwill should be completely or partially written off or the amortization period accelerated.

               The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicates that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 1999, the Company has determined that no impairment has occurred.

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

               Deferred Financing Costs

               Deferred financing costs which are incurred by the Company in connection with debt are charged to operations over the life of the underlying indebtedness using the interest method adjusted to give effect to any early repayments. In 1999, the Company paid a consent fee to the holders of its 10.625% Senior Notes in the amount of $2,243,000 for approval of its investment in the New Jersey Joint Venture (see Note 3). Amortization of deferred financing costs for 1997, 1998 and 1999, amounted to $269,000, $430,000, and $946,000, respectively.

               Concentration of Credit Risk

               Financial instruments which potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

               The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. At December 31, 1999, the Company had bank deposits which exceeded federally insured limits by approximately $5,235,000 and money market and tax-free bond funds of approximately $400,000. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. The Company's receivables consist principally of amounts due from other racetracks and their OTWs. Historically, the Company has not incurred any significant credit-related losses.

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

               Recent Accounting Pronouncements

               In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133 as amended by SFAS 137"). SFAS 137 delays the effective date of implementation of SFAS 133 by one year. SFAS 133 establishes accounting and
                                       40
               reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

               The Company has no comprehensive income items as defined in Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".


2.      Long-Term Debt             Long-term debt and capital lease obligations are as follows:
        and Capital Lease
        Obligations

                                  December 31,                                                1998         1999
                                                                                      --------------------------
                                                                                                 (In thousands)

                                  Long-term debt
                                       $80 million Senior Notes,

                                         due December 15, 2004 with interest at
                                         10.625% per annum payable semi-annually.
                                         The notes are unsecured and are
                                         unconditionally guaranteed by certain
                                         subsidiaries of the Company.
                                                                                         $  69,000    $  69,000

                                       Revolving credit facility payable to a bank
                                         group (see additional information below
                                         under Credit Facilities).                           9,000       12,900

                                       Term loan payable to a bank group due
                                         on December 31, 2002 with interest at
                                         various rates. This note is secured by certain
                                         assets of the Company (see additional
                                         information below  under Term Loan).                    -        9,100

                                       Other notes payable                                     246          213

                                  Capital lease obligations                                     10            -
                                                                                      --------------------------
                                                                                            78,256       91,213
                                  Less current maturities                                      168        5,160
                                                                                      --------------------------
                                                                                         $  78,088    $  86,053
                                                                                      --------------------------

               Credit Facilities

               On January 28, 1999, the Company entered into a second amendment and restatement of the Credit Facility. The Credit Facility, as amended, provides for a $20 million revolving credit facility, including a $3 million sublimit for standby letters of credit, which matures in December 2002 and a $5 million term loan. Under the terms of the Credit Facility, as amended, the Company borrowed an additional $11.5 million, of which $11.2 million of the proceeds was used to finance its share of the New Jersey Joint Venture (see Note 3). The revolving credit facility is secured by substantially all of the assets of the Company, except for the assets of the Charles Town facility. The revolving credit facility provides for certain covenants, including those of a financial nature. The $5.0 million term loan was repaid on December 16, 1999. 41

               At the Company's option, the revolving facility may bear interest at the highest of: (1) 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate, (2) the rate that the bank group announces from time to time as its prime lending rate and
               (3) 1/2 of 1% in excess of the federal funds rate plus an applicable margin of up to 2% or the revolving facility may also bear interest at a rate tied to a eurodollar rate plus an applicable margin of up to 3%. The outstanding amount under this credit facility as of December 31, 1999 was $12.9 million at an interest rate of 8.93%.

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

               At December 31, 1999, the Company was contingently obligated under letters of credit with face amounts aggregating $2,015,000. This amount includes $1,786,000 relating to the horsemens' account balances, and $100,000 for Pennsylvania pari-mutuel taxes.

               Term Loan

               On December 13, 1999 the Company entered into a $20.0 million Senior Secured Multiple Draw Term Loan with Bank of America as Agent for a bank group. The term loan is payable in quarterly installments of $1.3 million principal plus interest. The loan is secured by gaming equipment and improvements at the Charles Town Entertainment Complex. At the Company's option the term loan may bear interest at the highest of (1)1/2of 1% in excess of the federal reserve reported certificate of deposit rate, (2) the rate that the bank group announces from time to time as its prime lending rate and (3)1/2of 1% in excess of the federal funds rate plus an applicable margin of up to 1.75% or the facility may also bear interest at a rate tied to a eurodollar rate plus an applicable margin of up to 2.75%. The outstanding amount under this credit facility as of December 31, 1999 was $ 9.1 million at an interest rate of 8.91%.

               Debt Offering

               On December 12, 1997, the Company and certain of its subsidiaries (as guarantors) entered into a purchase agreement for the sale and issuance of $80,000,000 aggregate principal amount of its 10.625% Senior Notes due 2004 (the "Offering"). The net proceeds of the Offering were used for repayment of existing indebtedness, for capital expenditures and for general corporate purposes. Interest on the notes will accrue from their date of original issuance (the "Issue Date") and will be payable semi-annually, and commenced in 1998. The notes will be redeemable, in whole or in part, at the option of the Company in 2001 or thereafter at the redemption prices set forth in the Offering, plus accrued and unpaid interest to the date of redemption.

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

                                   The following is a schedule of future minimum repayments of long-term debt as of December 31, 1999:

                                  December 31,

                                                               (In thousands)

                                      2000                       $      5,160
                                      2001                              4,138
                                      2002                             12,915
                                      2003                                  -
                                      2004                             69,000
                                                                 -------------
                                  Total minimum payments               91,213
                                  Current maturities                    5,160
                                                                 -------------
                                  Total noncurrent maturities    $     86,053
                                                                 -------------

3.      Commitments
        and
        Contingencies

               Operating Agreements

               In November 1997, the Company signed a new Totalisator services and equipment agreement for all of its subsidiaries. Effective November 1, 1999 the terms of the contract were amended and the contract was extended through May 31, 2005. The amended agreement provides for annual payments based on a specified percentage of the total amount wagered at the Company's facilities with no minimum annual payment.

               The Company is also liable under numerous operating leases for automobiles, other equipment and buildings, which expire through 2004. Total rental expense under these agreements was $807,000, $1,169,000, and $1,296,000 for the years ended December 31, 1997,
               1998, and 1999, respectively.

                                   The future lease commitments relating to noncancelable operating leases as of December 31, 1999 are as follows:

                                                                 (In thousands)

                                      2000                          $   1,468
                                      2001                              1,387
                                      2002                              1,218
                                      2003                              1,124
                                      2004                              1,069
                                        Thereafter                      1,794
                                                                      --------
                                                                    $   8,060
                                                                      --------
                                       43

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

               Pursuant to the terms of the Pocono Downs purchase agreement dated November 27, 1996, the Company will be required to pay the sellers of Pocono Downs an additional $10 million if, within five years after the consummation of the Pocono Downs acquisition, Pennsylvania authorizes any additional form of gaming in which the Company may participate. The $10 million payment would be payable in annual installments of $2 million for five years, beginning on the date that the Company first offers such additional form of gaming.

               Profit Sharing Plans

               The Company has a profit  sharing  plan under the  provisions  of
               Section 401(k) of the Internal Revenue Code, called The Penn National Gaming, Inc. Profit Sharing Plan (the "Penn National 401(k) Plan") that cover all eligible employees who are not members of a bargaining unit. The plan enables employees choosing to participate to defer a portion of their salary in a retirement fund to be administered by the Company. The Company's contributions to the Penn National 401(k) Plan are set at 50% of employees elective salary deferrals which may be made up to a maximum of 6% of employee compensation for employees of Penn National Race Course and Pocono Downs. Charles Town employees receive an annual employer contribution based on an allocation formula that is derived from a total retirement expense calculated as .25% of the daily mutual handle and .5% of the net 44 video lottery revenues. The Company made contributions to the plan of approximately $145,000, $172,000 and $169,000, for the years ended December 31, 1997, 1998 and 1999, respectively.

               The Company also has a defined contribution plan called the Charles Town Races Future Service Retirement Plan covering substantially all of its union employees. Charles Town makes monthly contributions equal to the amount accrued for retirement expense, which is calculated as .25% of the daily mutual handle and .5% of the net video lottery revenues. Total contributions for the years ended December 31, 1997, 1998 and 1999 were $114,000, $185,000 and $239,000, respectively.

               OTW and Operating Facilities

               On July On July 14, 1998, the Company entered into a lease agreement for an OTW facility in East Stroudsburg. The lease is for approximately 14,000 square feet at the Eagle's Glen Shopping Plaza located in East Stroudsburg, Pennsylvania. The initial term of the lease is for ten years with two additional five-year renewal  options  available.  On  November  6, 1998,  the Company submitted its application for approval by the Pennsylvania Harness Racing Commission. The Pennsylvania Harness Racing Commission approved the application on February 23, 1999. The Company was denied building and zoning permits by the zoning office of the Borough of East Stroudsburg and filed suit on November 13, 1998 to obtain the permits. On May 17, 1999, the
               Court of Common Pleas of Monroe County granted a peremptory judgment in favor of the Company that directed the Borough of East Stroudsburg and its zoning officer to issue the required building and zoning permits to construct the OTW facility. The Company started construction on the $2 million facility in February 2000 with a projected opening date in the second quarter of 2000.

               On March 23, 1999, the Company entered into a new four-year, nine-month purse agreement with the Horsemen's Benevolent and Protection Association, which represents the horsemen at the Company's Penn National Race Course facility in Grantville, Pennsylvania. The agreement ended an action by the horsemen which began on February 16, and caused the Company to close Penn National Race Course and its six affiliated OTWs. As a result of the action the Company incurred a non-recurring $1,250,000 expense, primarily related to costs incurred to maintain the closed facilities inclusive of employee salaries and rents, for Horsemen's Action Expense. The initial term of the agreement ends on January 1, 2004 and automatically renews for another two year period, without change, unless notice is given by either party at least ninety days prior to the end of the initial term. 45

               On June 30, 1999, all the race tracks in West Virginia (the "Tracks"), entered into a hardware and software purchase agreement (the "Agreement") with International Game Technology ("IGT"), for the purchase of a new video lottery central control computer system. The aggregate cost of the new system is $5.5 million of which PNGI Charles Town Gaming LLC is obligated to pay $1.4 million. On July 22, 1999, the Company submitted a check in the amount of $257,000 as the initial deposit and issued a letter of credit in the amount of $1,156,000 to secure the remaining payments due. In addition, the Tracks agreed to collectively acquire from IGT at least one thousand video lottery terminals by September 30, 1999. (Charles Town is to acquire 400 new terminals). The Agreement also requires each track to pay to IGT the sum of $7.50 per terminal, per day for each video lottery terminal offering progressive games operated through the IGT central system. Installation of the new central system was substantially complete on December 31, 1999.

               On December 17, 1999, the Company entered into a new three-year purse agreement with the Pennsylvania Harness Horsemen's Association, Inc. which represents the owners, trainers, and drivers at the Company's The Downs Racing, Inc. facility in Wilkes-Barre, Pennsylvania. The contract term begins on January 16, 2000 and ends on January 15, 2003.

               Mississippi Agreement

               On December 10, 1999, the Company entered into two definitive agreements to purchase all of the assets of the Casino Magic hotel, casino, golf resort, recreational vehicle (RV) park and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi, from Pinnacle Entertainment, Inc. formerly Hollywood Park, Inc. (NYSE:PNK) for $195 million which are contingent upon each other. In addition to acquiring all of the operating assets and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, the Company will enter into a licensing agreement to use the Boomtown and Casino Magic names and marks at the properties being acquired. The transaction is subject to certain closing conditions including the approval of the Mississippi Gaming Commission, financing and expiration of the applicable Hart-Scott-Rodino waiting period. As part of the agreement, the Company paid a deposit of $5 million to an escrow account, which is refundable if certain conditions are not met. In connection with financing the Mississippi acquisition, the Company will explore a number of financing alternatives, which may include repaying or redeeming its existing debt.

               New Jersey Joint Venture

               On January 28, 1999, pursuant to a First Amendment to an Asset Purchase Agreement by and among Greenwood New Jersey, Inc. ("Greenwood"), International Thoroughbred Breeders Inc., Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc., the original parties to an Asset Purchase Agreement entered into as of July 2, 1998, and the Company (the "Agreement"), and pursuant to which the Company entered into a joint venture ("Joint Venture"), the Company, along with its Joint Venture partner, Greenwood, agreed to purchase certain assets of the Garden State Race Track and Freehold Raceway, both located in New Jersey (the "Acquisition").

               The purchase price for the Acquisition was approximately $46 million (subject to reduction of certain disputed items, for which amounts have been placed in escrow). The purchase price consisted of $23 million in cash and $23 million pursuant to two deferred purchase price promissory notes in the amount of $22 million and $1 million each. On July 29, 1999, after receiving the necessary approvals from the New Jersey Racing Commission and the necessary consents from the holders of its 10.625% Senior Notes due 2004, Series B, the Company completed its investment in the Joint Venture, pursuant to which Pennwood, Inc. was formed with Greenwood New Jersey, Inc. (a wholly-owned subsidiary of Greenwood Racing, Inc. the owner of Philadelphia Park Race Track). Pursuant to the Joint Venture Agreement, the Company agreed to guarantee severally: (i) up to 50% of the obligation of the Joint Venture under its Put Option Agreement ($17.5 million) with Credit Suisse First Boston Mortgage Capital LLC ("CSFB");
               (ii) up to 50% of the Joint Venture obligation for the seven year lease at Garden State Park; (iii) up to 50% of the Joint Venture obligation to International Thoroughbred Breeders, Inc. for the contingent purchase price notes ($10.0 million) relating to the operation, subject to passage by the New Jersey legislature, by the Joint Venture of OTWs and telephone wagering accounts in New Jersey. In conjunction with the closing, the Company entered into a Debt Service Maintenance Agreement with Commerce Bank, N.A. for the funding of a $23.0 million credit facility to the Joint Venture. The Joint Venture Agreement provides for a limited obligation of the Company of $11.5 million subject to limitations provided for in the Company's 10.625% Senior Notes Indenture. The Company's investment in the Joint Venture is accounted for under the equity method, original investments are recorded at cost and adjusted by the Company's share of income or losses of the Joint Venture. The income from July 30, 1999 through December 31, 1999 of the Joint Venture is included in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income for the year ended December 31, 1999.

                                     Summarized balance sheet information for the Joint Venture as of December 31, 1999 is as follows (in thousands):

                                 Current assets                                       $    7,324
                                 Property, plant and equipment, net                       30,786
                                 Other                                                    18,158
                                                                                    -------------
                                 Total assets                                         $   56,268
                                                                                    =============
                                 Current liabilities                                  $    7,453
                                 Long-term liabilities                                    46,221
                                 Members' equity                                           2,594
                                                                                    -------------
                                 Total liabilities and members' equity                $   56,268
                                                                                    =============


                                    Summarized results of operations of the unconsolidated Joint Venture (commencing on July 30, 1999) for the year ended December 31, 1999 is as follows (in thousands):

                                 Revenues                      $   27,982
                                                             -------------
                                 Operating expenses                23,005
                                                             -------------
                                 EBITDA*                            4,977
                                                             -------------
                                 Net Income                         2,196
                                                             -------------

     * Earnings before interest, depreciation, taxes, and amortization.

4.      Income Taxes              The provision for income taxes charged to operations was as follows:

                                  Year ended December 31,                        1997         1998         1999
                                  ------------------------------------------------------------------------------
                                                                                                 (in thousands)
                                  Current tax expense

                                      Federal                               $   2,006    $   3,374    $   2,759
                                      State                                       399          755          108
                                                                              ----------------------------------
                                  Total current                                 2,405        4,129        2,867
                                                                              ----------------------------------
                                  Deferred tax expense (benefit)
                                      Federal                                     (56)         378         (317)
                                      State                                       (41)          12        1,227
                                                                              ----------------------------------
                                  Total deferred                                  (97)         390          910
                                                                              ----------------------------------
                                  Total provision                           $   2,308    $   4,519    $   3,777
                                                                              ----------------------------------


                                  Deferred tax assets and liabilities are comprised of the following:

                                  December 31,                                                1998         1999
                                                                                      --------------------------
                                  Deferred tax assets
                                      Reserve for debit balances of
                                      horsemens' accounts, bad debts
                                      restructuring charges and
                                      litigation                                         $     458    $     888
                                                                                      --------------------------
                                  Deferred tax liabilities
                                      Property, plant and equipment                      $  11,471    $  12,924
                                                                                      --------------------------


The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the following periods:

                                  Year ended December 31,                            1997       1998       1999
                                                                             --------------------------------------
                                  Percent of pretax income
                                      Federal tax rate                               34.0 %     34.0 %     34.0 %
                                      Increase in taxes resulting from
                                           state and local income taxes,
                                           net of federal tax benefit                 3.9        4.2        2.0
                                      Permanent difference relating to
                                           amortization of goodwill                    .9         .4         .2
                                      Other miscellaneous items                       (.8)      (1.0)       (.3)
                                                                             --------------------------------------
                                                                                     38.0 %     37.6 %     35.9 %
                                                                             --------------------------------------

5.      Supplemental
        Disclosures of
        Cash Flow
        Information

                    Cash  paid  during  the year for  interest  was  $4,346,000,
                    $8,192,000   and   $8,742,000   in  1997,   1998  and  1999,
                    respectively.

                    Cash paid during the year for income  taxes was  $3,649,000,
                    $4,207,000,   and   $2,970,000  in  1997,   1998  and  1999,
                    respectively.


     6. Common  Stock

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

                    In 1998, the Company purchased 424,700 shares of its common stock in public market trading. The total cost of these transactions was $2,378,465 or $5.60 per share average price.

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

                    Stock options that expire between August 20, 2000 and January 4, 2009 have been granted to officers and directors to purchase Common Stock at prices ranging from $3.33 to $17.63 per share. All options and warrants were granted at market prices at date of grant. The following table contains information on stock options issued under the Plan for the three-year period ended December 31, 1999:

                                                                          Exercise
                                                     Option            Price Range      Average
                                                     Shares              Per Share        Price

                                                 ------------------------------------------------

                  Outstanding at
                      January 1, 1997                979,750       $  3.33 to 17.63       $ 9.10
                  Granted                            100,000         11.50 to 16.63        15.59
                  Exercised                          (39,250)          3.33 to 5.63         4.01
                                                 ------------------------------------------------
                  Outstanding at
                      December 31, 1997            1,040,500          3.33 to 17.63         7.31
                  Granted                            195,000          6.44 to 15.50         9.06
                  Exercised                          (11,500)          3.33 to 5.63         4.88
                  Canceled                           (39,500)         5.63 to 15.50        13.36
                                                 ------------------------------------------------
                  Outstanding at
                      December 31, 1998            1,184,500          3.33 to 17.63         9.50
                  Granted                            144,500           6.88 to 9.13         6.98
                  Exercised                          (27,000)                  5.63         5.63
                  Canceled                           (31,750)         5.63 to 15.50        13.40
                                                 ------------------------------------------------
                  Outstanding at
                        December 31, 1999          1,270,250       $  3.33 to 17.63       $ 7.27
                                                 ------------------------------------------------

                    In addition, 300,000 Common Stock options were issued to the Chairman outside the Plan on October 23, 1996. These options were issued at $17.63 per share and are exercisable through October 23, 2006.

                                   Exercisable at year-end:
                                                                                       Exercise        Weighted

                                                                Option              Price Range         Average
                                                                Shares                Per Share           Price

                                                          ------------------------------------------------------
                                  1997                         653,833    $       3.33 to 17.63   $        7.08
                                  1998                       1,034,666            3.33 to 17.63            8.36
                                  1999                       1,242,625            3.33 to 17.63            9.49
                                                          ------------------------------------------------------

                                  Options available for future grant:                                1994 Plan
                                                                                                  -------------
                                  1999                                                                 541,750
                                                                                                  -------------


                    The following table summarizes information about stock options outstanding at December 31, 1999

                                                                                 Ranges                 Total
                                                                    --------------------------------------------

                                                                             $3.33          $5.58         $3.33
                                  Range of exercise prices                to $5.50      to $17.63     to $17.63
                                                                    --------------------------------------------

                                  Outstanding options
                                      Number outstanding at
                                           December 31, 1999               637,250        933,000     1,570,250
                                      Weighted average remaining
                                           contractual life (years)           3.84           5.94          5.09
                                      Weighted average exercise
                                           price                      $       3.84  $       12.94   $      9.25

                                  Exercisable options
                                      Number outstanding at
                                           December 31, 1999               637,250        605,375     1,242,625
                                      Weighted average exercise
                                           price                      $       3.84  $       15.44   $      9.49

                    Warrants were granted to the underwriters of the Company's initial public offering at a price of $4.00 per share and were all exercised prior to their expiration on June 2, 1999.

                                  A summary of the warrant transactions follows:

                                                                                      Exercise
                                                                                         Price         Weighted
                                                                       Warrant           Range          Average
                                                                        Shares       Per Share            Price
                                                                   ---------------------------------------------
                                  Warrants outstanding at
                                      January 1, 1997                  195,000        $   4.00         $   4.00
                                  Warrants exercised                   (43,000)           4.00             4.00
                                                                   ---------------------------------------------

                                  Warrants outstanding at
                                      December 31, 1997                152,000            4.00             4.00
                                  Warrants exercised                    (3,000)           4.00             4.00
                                                                   ---------------------------------------------

                                  Warrants outstanding
                                      at December 31, 1998             149,000            4.00             4.00
                                  Warrants exercised                  (149,000)           4.00             4.00
                                                                   ---------------------------------------------
                                  Warrants outstanding at
                                           December 31, 1999                 -
                                                                   ---------------------------------------------


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

    Year ended December 31,                 1997            1998           1999
                                ------------------------------------------------
    Net income
             As reported           $   2,287,000   $   7,503,000   $  6,733,000
             Pro forma                 1,660,000       6,827,000      6,143,000
    Basic net income
        per share
             As reported           $         .15   $         .50   $        .45
             Pro forma                       .11             .45            .41
    Diluted net income
        per share
             As reported           $         .15   $         .49   $        .44
             Pro forma                       .11             .44            .40

                    The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999: dividend yield of 0%; expected volatility of 20%; risk-free interest rate of 6%; and expected lives of five years. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

7.        Shareholder
          Rights Plan

                    On May 20, 1998, the Board of Directors of the Company authorized and declared a dividend distribution of one Preferred Stock purchase right (the "Rights") for each outstanding share of the Company's common stock, par value $.01 per share (the "Common Shares"), payable to shareholders of record at the close of business on March 19, 1999. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Preferred Stock Fraction"), or a combination of securities and assets of equivalent value, at a purchase price of $40.00 per Preferred Stock Fraction (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") dated
                    March 2, 1999 between the Company and Continental Stock Transfer and Trust Company as Rights Agent. All terms not otherwise defined herein are used as defined in the Rights Agreement.

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

8.        Loss From
          Retirement
          of Debt

                    In 1997, the Company recorded an extraordinary loss of $1,482,000 after taxes for the early retirement of debt. The extraordinary loss consists primarily of write-offs of deferred finance costs associated with the retired notes and legal and bank fees relating to the early extinguishment of the debt.

9.        Site Development
          and Restructuring
          Charges

                    During 1997, the Company incurred site development ($1,735,000) and restructuring ($702,000) charges of $2,437,000. The site development charges consist of $800,000 related to the Charles Town Races facility and $935,000 related to the abandonment of certain proposed operating sites during 1997. The restructuring charges primarily consist of: $350,000 in severance termination benefits and other charges at the Charles Town Races facility; $300,000 for the restructuring of the Erie, Pennsylvania OTW facility and $52,000 of property and equipment written off in connection with the discontinuation of Penn National Speedway, Inc. operations during 1997. These charges, net of income taxes, decreased the 1997 net income and diluted net income per share by $1,462,000 and $.09 per share, respectively.

                    On February 11, 2000, the Tennessee Supreme Court denied the Company's application for permission to appeal the decision of the Court of Appeals. In the appeal, the Company was asking the Supreme Court to take the jurisdictional question from the Appellate Court and to review the substantive issue of whether pari-mutuel wagering on horse racing is lawful in Tennessee under the existing statute without the Tennessee Commission. As a result of this decision, the Company has taken a charge against earnings in the year 1999 of $535,000 for costs incurred for its Tennessee racing license.

10.      Litigation Settlement

                    In December 1997, Amtote international, Inc. ("Amtote"), filed an action against the Company and the Charles Town Joint Venture in the United States District Court for the Northern District of West Virginia. In its complaint, Amtote stated that the Company and the Charles Town Joint Venture allegedly breached certain contracts with Amtote and its affiliates when it entered into a wagering services contract with a third party. On September 30, 1999 the United States District Court for the Northern District of West Virginia rendered a decision which awarded liquidated damages to Amtote. On February 11, 2000, the Company and Amtote entered into a settlement agreement in which the Company which paid Amtote in full satisfaction of the judgement the sum of $1.5 million, which is included in accrued expenses.
                                       53

11.      Subsequent Events

                    In July 1999, the Company entered into an agreement with Trackpower, Inc. (OTC BB: TPWR) ("Trackpower") to serve as the exclusive pari-mutuel wagering hub operator for Trackpower. Trackpower provides direct-to-home digital satellite transmissions of horse racing to its subscriber base. The initial term of the contract is for five years with an additional five-year option available. The Company pays Trackpower a commission on all new revenues earned from their subscriber base. As additional incentive to enter into the contract, the Company received warrants to purchase 5,000,000 shares of common stock of Trackpower at prices ranging from $1.58 per share to $2.58 per share. The warrants vest at 20% per year and expire on April 30, 2004. The fair value of the warrants issued will be amortized over the vesting period or one year from the anniversary date of the agreement. As a result of the transition of operations in 1999, the amount to be amortized as a reduction of commissions earned in 1999 by Trackpower was not material.

                    In March 2000, the Company entered into a letter of intent with Trackpower and eBet Limited ("eBet") which that, if a definitive agreement is executed, will replace and restate the above agreement. Under the terms of the letter of intent, the Company and eBet will contribute various assets, equipment, management agreements relating to our telephone account wagering systems and business operations to Trackpower. Under the proposed agreement, the Company will continue to receive the same level of income as in 1999. The Company and eBet will each receive 18,000,000 shares of Trackpower common stock as well as warrants to purchase additional shares exercisable at $1.00 per share. Upon completion of the proposed transaction the Company and eBet will each own 26.5% of Trackpower prior to considering the exercises of options or warrants. The agreement is subject to due diligence, regulatory and other approvals.

12.      Subsidiary
         Guarantors

     Summarized financial information for years ended December 31, 1997, 1998, and 1999 for Penn National Gaming, Inc. ("Parent"), the Subsidiary Guarantors and Subsidiary Nonguarantors is as follows:

------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
                                                                  Subsidiary
                                    Parent       Subsidiary             Non-          Elimin-           Consoli-
                                   Company       Guarantors       Guarantors           ations              dated
Year ended December 31, 1997
Consolidated Statement of Income (In Thousands)
Total revenues             $        6,887   $        90,320  $        16,484  $       (2,155)  $        111,536
Total operating expenses            3,434            81,822           18,700          (2,155)           101,801
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Income from operations              3,453             8,498          (2,216)               --             9,735
Other income(expenses)             (3,565)            1,612          (1,705)               --            (3,658)
----------------------------- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Income before income taxes           (112)           10,110          (3,921)               --             6,077
Taxes on income                       (38)            3,909          (1,563)               --             2,308
Extraordinary item                   (142)             (768)           (572)                             (1,482)
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Net income (loss)          $        (216)   $         5,433  $       (2,930)   $           --   $         2,287
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Consolidated Statement of Cash Flows (In Thousands)
Net cash provided by
(used in) operating
activities                 $       2,559    $      (169,422) $          882    $      176,659   $        10,678
Net cash provided by
(used in) investing
activities                        (8,995)            68,529              40          (107,194)          (47,620)
Net cash provided by
(used in) financing
activities                        22,361            100,266              --           (69,465)           53,162
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Net increase (decrease)
in cash and cash
equivalents                       15,925               (627)            922                --            16,220
Cash and cash
equivalents at
beginning of period                3,015              2,597              22                --             5,634
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Cash and cash
equivalents at end of
period                    $       18,940    $         1,970  $          944    $           --   $        21,854
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------


------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
                                                                  Subsidiary
                                    Parent       Subsidiary             Non-          Elimin-           Consoli-
                                   Company       Guarantors       Guarantors           ations              dated
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
As of December 31, 1998
Consolidated Balance Sheet (In Thousands)
Current assets            $          3,558  $         6,944  $         4,204  $         (592)  $          14,114
Net property, plant and
equipment                           13,576           62,598           44,578               --            120,752
Other assets                       102,400          153,818            1,779        (232,065)             25,932
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Total                     $        119,534  $       223,360  $        50,561  $     (232,657)  $         160,798
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Current liabilities       $          1,000  $        13,961  $         7,520  $      (10,278)  $          12,203
Long-term liabilities               81,037           78,527           47,334        (117,339)             89,559
Shareholders' equity
(deficiency)                        37,497          130,872          (4,293)        (105,040)             59,036
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Total                     $        119,534  $       223,360  $        50,561   $    (232,657)   $        160,798
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Year ended December 31, 1998
Consolidated Statement of Income (In Thousands)
Total revenues            $         10,789  $        89,142  $        56,883  $       (2,749)  $         154,065
Total operating expenses             4,612           81,187           51,557          (2,749)            134,607
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Income from operations               6,177            7,955            5,326               --             19,458
Other income(expenses)              (5,535)           2,842           (4,743)              --             (7,436)
----------------------------- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Income before income taxes             642           10,797              583               --             12,022
Taxes on income                        100            4,186              233               --              4,519
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Net income                 $           542  $         6,611  $           350   $           --  $           7,503
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Year ended December 31, 1998
Consolidated Statement of Cash Flows (In Thousands)
Net cash provided by
(used in) operating
activities                 $        (2,072) $        (4,121) $         1,267   $       16,792  $          11,866
Net cash provided by
(used in) investing
activities                         (13,387)             290              909          (10,145)           (22,333)
Net cash provided by
(used in) financing
activities                          (1,480)           3,566               --           (6,647)            (4,561)
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Net increase (decrease)
in cash and cash
equivalents                        (16,939)            (265)           2,176               --            (15,028)
Cash and cash
equivalents at
beginning of period                 18,940            1,970              944               --             21,854
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------
Cash and cash
equivalents at end of
period                     $         2,001  $         1,705  $         3,120   $           -- $            6,826
------------------------- --- ------------- -- ------------- -- ------------- --- ------------ --- --------------


-----------------------------------------------------------------------------------------------------------------
                                                                  Subsidiary
                                    Parent       Subsidiary             Non-          Elimin-           Consoli-
                                   Company       Guarantors       Guarantors           ations              dated
-----------------------------------------------------------------------------------------------------------------
As of December 31, 1999
Consolidated Balance Sheet (In Thousands)
Current assets             $         3,651  $         7,669  $         6,523   $          139   $         17,982
Net property, plant and
equipment                              813           79,932           46,126               --            126,871
Other assets                       116,170          155,509            1,620         (227,552)            45,747
-----------------------------------------------------------------------------------------------------------------
Total                      $       120,634  $       243,110  $        54,269   $     (227,413)  $        190,600
-----------------------------------------------------------------------------------------------------------------
Current liabilities        $           (29) $        25,731  $         7,664   $       (8,015)  $         25,351
Long-term liabilities               82,091           86,556           47,459         (117,129)            98,977
Shareholders' equity
(deficiency)                        38,572          130,823             (854)        (102,269)            66,272
-----------------------------------------------------------------------------------------------------------------
Total                      $       120,634  $       243,110  $        54,269   $     (227,413)  $        190,600
-----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
Consolidated Statement of Income (In Thousands)
Total revenues             $         4,147  $        93,651  $        79,772   $       (6,112)  $        171,458
Total operating expenses            (3,393)          91,448           71,698           (6,112)           153,641
-----------------------------------------------------------------------------------------------------------------
Income from operations               7,540            2,203            8,074               --             17,817
Other income(expenses)              (5,693)           3,020           (4,634)              --             (7,307)
-----------------------------------------------------------------------------------------------------------------
Income before income taxes           1,847            5,223            3,440               --             10,510
Taxes on income                        642            3,135               --               --              3,777
-----------------------------------------------------------------------------------------------------------------
Net income                 $         1,205  $         2,088  $         3,440   $           --   $          6,733
-----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
Consolidated Statement of Cash Flows (In Thousands)
Net cash provided by
(used in) operating
activities                 $         6,287  $        14,842  $         4,313   $       (2,981)  $         22,461
Net cash provided by
(used in) investing
activities                          (6,516)         (20,245)          (3,205)             210            (29,756)
Net cash provided by
financing activities                   772            6,236              124            2,771              9,903
-----------------------------------------------------------------------------------------------------------------
Net increase in cash
and cash equivalents                   543              833            1,232               --              2,608
Cash and cash
equivalents at
beginning of period                  2,001            1,705            3,120               --              6,826
-----------------------------------------------------------------------------------------------------------------
Cash and cash
equivalents at end of
period                     $         2,544  $         2,538  $         4,352   $           --   $          9,434
-----------------------------------------------------------------------------------------------------------------

ITEM 9   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

                  Not Applicable

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 17, 2000. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11  EXECUTIVE COMPENSATION

                  The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 17, 2000. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

                  The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 17, 2000. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 17, 2000. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K

(A) (1)   The Financial Statements included in the Index to Part II,
          Item 8, are filed as part of this Report

    (2)   List of Exhibits

EXHIBIT

 NOS.                  DESCRIPTION OF EXHIBIT

1. Purchase Agreement dated December 12, 1997 between Penn National Gaming, Inc. and BT Alex Brown Incorporated and Jefferies & Company, Inc.

2.1 Agreement and Plan of Reorganization dated April 11, 1994 among Penn National Gaming, Inc., Carlino Family Partnership, Carlino Financial Corporation and the shareholders and general partners of the entities now comprising Penn National Gaming, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

2.1 First Amendment to Asset Purchase Agreement dated as of January 28, 1999 by and between among Greenwood New Jersey, Inc., International Thoroughbred Breeders, Inc., Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness Inc., Circa 1850, Inc., and Penn National Gaming, Inc. (Incorporated by reference to the Company's current report on Form 8-K, dated February 12, 1999.)

2.1.1Amendment to Agreement and Plan of Reorganization dated April 26, 1994 among Penn National Gaming, Inc., Carlino Family Partnership, Carlino Financial Corporation and the shareholders and general partners of the entities now comprising Penn National Gaming, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

2.2 Agreement and Plan of Reorganization dated April 11, 1994 between Penn National Gaming, Inc. and Thomas J. Gorman. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

2.2 First Amendment to Joint Venture Agreement dated as of January 28, 1999, by and between Greenwood New Jersey, Inc., and Penn National Gaming, Inc. (Incorporated by reference to the Company's current report on Form 8-K, dated February 12, 1999.)

2.2.1Amendment to Agreement and Plan of Reorganization dated April 26, 1994 between Penn National Gaming, Inc. and Thomas J. Gorman. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

2.3 Closing Agreement dated January 15, 1997 among Charles Town Races, Inc., Charles Town Racing Limited Partnership, and PNGI Charles Town Gaming
     Limited Liability Company. (Incorporated by reference to the Company's current report on Form 8-K, dated January 30, 1997.)

2.4 Amended and Restated Operating Agreement dated as of December 31, 1996 among Penn National Gaming of West Virginia, Inc., Bryant Development Company and PNGI Charles Town Gaming limited Liability Company. (Incorporated by reference to the Company's current report on Form 8-K, dated January 30, 1997.)

2.5 Letter dated January 14, 1997 from Peter M. Carlino to James A. Reeder (Incorporated by reference to the Company's current report on Form 8-K, dated January 30, 1997.)

2.6 First Amendment and Consent dated as of January 7, 1997 among Penn National Gaming, Inc., Bankers Trust Company as Agent, CoreStates Bank, N.A. as Co-Agent, and certain banks party to the Credit Agreement dated as of November 27, 1996 (Incorporated by reference to the current report on Form 8-K, dated January 30, 1997.)
                                       59

2.7 Amended and Restated Option Agreement dated as of February 17, 1995 among Charles Town Races, Inc., Charles Town Racing Limited Partnership, and PNGI Charles Town Gaming limited Liability Company (Incorporated by reference to
     Exhibit 2.1 of the Company's current report on Form 8-K, dated January 30, 1997.)

2.8 Transfer, Assignment and Assumption Agreement and Bill of Sale dated January 15, 1997 among Charles Town Races, Inc., Charles Town Racing
     Limited Partnership, and PNGI Charles Town Limited Liability Company (Incorporated by reference to Exhibit 2.2 of the Company's Form 10-Q, dated November 14, 1997.)

2.9 Second Amended and Restated Operating Agreement dated as of October 17, 1997, among Penn National Gaming of West Virginia, Inc., BDC Group and PNGI Charles Town Gaming Limited Liability Company (Incorporated by reference to the Company's Form 10-Q, dated November 14, 1997.)

2.10 Purchase Agreement dated September 13, 1996 between Penn National Gaming, Inc. and the Estate of Joseph B. Banks for the purchase of Pocono Downs Race Track and two related OTW facilities. (Incorporated by reference to the Company's Form 10-Q, dated November 13, 1996.)

3.1 Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on April 12, 1994. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

3.2 By-laws of Penn National Gaming, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

4. Rights Agreement dated as of March 2, 1999, between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company. (Incorporated by reference to the Company's current report on Form 8-K, dated March 17, 1999.)

4.1 Indenture dated December 17, 1997 between Penn National Gaming, Inc. and State Street Bank and Trust Company. (Incorporated by reference to the Company's registration statement on Form S-4, File #333-45337, dated January 30, 1998.)

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

10.1 1994 Stock Option Plan. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.2 Employment Agreement dated April 12, 1994 between Penn National Gaming, Inc. and Peter M. Carlino. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.3 Credit Agreement, dated as of November 27, 1996, among Penn National Gaming, Inc., various banks, CoreStates bank, N.A., as Co-Agent and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, dated December 12, 1996.)

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

10.11Lease dated March 7, 1991 between  Shelbourne  Associated  and PNRC Limited
     Partnership. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.13.1 Lease dated June 30, 1993 between John E. Kyner, Jr. and Sandra R. Kyner, and PNRC Chambersburg, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

10.38Consulting  Agreement dated August 29, 1994,  between Penn National Gaming,
     Inc. and Peter D. Carlino. (Incorporated by reference to the Company's Form 10-K, dated March 23, 1995.)

10.39Lease dated July 7, 1994,  between North Mall  Associates and Penn National
     Gaming, Inc. for the York OTW. (Incorporated by reference to the Company's Form 10-K, dated March 23, 1995.)

10.41.1 Lease dated March 31, 1995 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc. for the Wyomissing Corporate Office. (Incorporated by reference to the Company's Form 10-K, dated March 20, 1996.)

10.42Employment  agreement dated June 1, 1995 between Penn National Gaming, Inc.
     and William J. Bork. (Incorporated by reference to the Company's Form 10-K, dated March 20, 1996.)

10.43Lease dated July 17, 1995 between E. Lampeter  Associates and  Pennsylvania
     National Turf Club, Inc. for the Lancaster OTW, as amended. (Incorporated by reference to the Company's Form 10-K, dated March 20, 1996.)

10.44Agreement dated September 1, 1995 between Mountainview  Thoroughbred racing
     Association and Pennsylvania National Turf Club, Inc. and Sports Arena Employees' Union Local 137 (non-primary location.) (Incorporated by reference to the Company's Form 10-K, dated March 20, 1996.)

10.45Agreement dated December 27, 1995 between Pennsylvania  National Turf Club,
     Inc. and Teleview Racing Patrols, Inc. (Incorporated by reference to the Company's Form 10-K, dated March 20, 1996.)

10.50Formation  Agreement dated February 26, 1996 between Penn National  Gaming,
     Inc. and Bryant Development Company. (Incorporated by reference to the Company's Form 10-K, dated March 20, 1996.)

10.51Assignment  of Agreement of Sale dated March 6, 1996 between Penn  National
     Gaming, Inc. and Montgomery Realty Growth Fund, Inc. (Incorporated by reference to the Company's Form 10-Q, dated May 14, 1996.)

10.56Amended  and  Restated  Option  Agreement  dated as of  February  17,  1995 between the PNGI Charles Town Gaming Limited Liability Company (The Joint Venture) and Charles Town Racing Limited Partnership and Charles Town Races, Inc. (Incorporated by reference to the Company's Form 10-Q, dated November 13,1996.)

10.58Agreement  dated March 19, 1997,  between PNGI Charles Town Gaming  Limited
     Liability Company and the Charles Town HBPA, Inc. (Incorporated by reference to the Company's Form 10-K, dated March 27, 1997.)

10.59Agreement  dated March 21, 1997,  between PNGI Charles Town Gaming  Limited
     Liability Company and The West Virginia Thoroughbred Breeders Association. (Incorporated by reference to the Company's Form 10-K, dated March 27, 1997.)

10.60Agreement  between PNGI Charles Town Gaming Limited  Liability  Company and
     The West Virginia Union of Mutuel Clerks, Local 533, Service Employees International Union, AFL-CIO. (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1997.)

10.66Fourth  Amendment  Waiver and Consent  dated as of October 20, 1997,  among
     Penn National Gaming, Inc., Bankers Trust, as Agent, CoreStates Bank, N.A. as Co-Agent and certain banks party to the Credit Agreement dated as of November 17, 1996. (Incorporated by reference to the Company's Form 10-Q, dated November 14, 1997.)
                                       61

10.67Agreement  dated October 2, 1996 between  Pennsylvania  National Turf Club,
     Inc., Mountainview Racing Association and Sports Arena Employees' Union Local No. 137 (Primary Location.) (Incorporated by reference to the Company's Form 10-K, dated March 27, 1998.)

10.68Lease  dated July 1, 1997  between  Laurel  Mall  Associated  and the Downs
     Off-Track Wagering, Inc. (Incorporated by reference to the Company's Form 10-K, dated March 27, 1998.)

10.72Totalisator  Agreement  dated  November  19, 1997,  between  Penn  National
     Gaming, Inc. and AutoTote Systems, Inc. (Incorporated by reference to the Company's Form 10-K, dated March 27, 1998.)

10.73Amended and Restated Credit  Facility dated as of December 17, 1997,  among
     Penn National Gaming, Inc., certain lenders, Bankers Trust Company, as Agent, and CoreStates Bank, N.A., as Co-Agent. (Incorporated by reference to the Company's Form 10-K, dated March 27, 1998.)

10.74Waiver dated March 25, 1998, between Penn National Gaming, Inc., certain lenders, Bankers Trust Company as Agent, and CoreStates Bank, N.A., as Co-Agent. (Incorporated by reference to the Company's Form 10-K, dated March 27, 1998.)

10.76First Amendment and Waiver dated May 15, 1998,  among Penn National Gaming,
     Inc., CoreStates Bank, N.A. and Bankers Trust Company. (Incorporated by reference to the Company's Form 10-Q, dated March 31, 1998.)

10.77Purchase  Agreement dated July 7, 1998,  between Ladbroke Racing Management
     - Pennsylvania and Mountainview Thoroughbred Racing Association. (Incorporated by reference to the Company's Form 10-Q, dated June 30, 1998.)

10.78Lease Agreement between Penn National Gaming, Inc. and Eagle Valley Realty dated July 14, 1998. (Incorporated by reference to the Company's Form 10-Q, dated September 30, 1998.)

10.79Joint  Venture  Agreement  dated  October 30, 1998  between  Penn  National
     Gaming, Inc. and Greenwood New Jersey, Inc. (Incorporated by reference to the Company's Form 10-Q, dated September 30, 1998.)

10.80Amendment  dated November 2, 1998 to Joint Venture  Agreement  between Penn
     National Gaming, Inc. and Greenwood New Jersey, Inc. (Incorporated by reference to the Company's Form 10-Q, dated September 30, 1998.)

10.82First Amendment to Asset Purchase Agreement dated as of January 28, 1999 by and among Greenwood New Jersey, Inc., International Thoroughbred Breeders, Inc., Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness Inc., Circa 1850, Inc., and Penn National Gaming, Inc. (Incorporated by reference to the Company's current report on Form 8-K, dated January 28, 1999.)

10.83First Amendment to Joint Venture Agreement dated as of January 28, 1999, by and between Greenwood New Jersey, Inc. and Penn National Gaming, Inc. (Incorporated by reference to the Company's current report on Form 8-K, dated January 28, 1999.)

10.85Assignment and Assumption of Lease Agreement dated December 31, 1998 between Mountainview Thoroughbred Racing Association and Ladbroke Racing Management-Pennsylvania. (Incorporated by reference to the Company's Form 10K, dated March 30, 1999.)

10.86Subordination,  Non-Disturbance and Attornment Agreement dated December 31,
     1998 between Mountainview Thoroughbred Racing Association and CRIIMI MAE Services Limited Partnership. (Incorporated by reference to the Company's Form 10-K, dated March 30, 1999.)

10.87Second Amended and Restated Credit Agreement dated as of January 28, 1999 between Penn National Gaming, Inc. and various banks, First Union National Bank, as Agent. (Incorporated by reference to the Company's Form 10-K, dated March 30, 1999.)

10.88Live Racing  Agreement dated March 23, 1999 between  Pennsylvania  National
     Turf Club, Inc. and Mountainview Thoroughbred Racing Association and Pennsylvania Horsemen's Benevolent and Protection Association, Inc. (Incorporated by reference to the Company's Form 10-K, dated March 30, 1999.)
                                       62

10.89Amendment to Employment Agreement dated June 1, 1999, between Penn National
     Gaming, Inc. and Peter M.Carlino. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.90Amendment to Employment Agreement dated June 1, 1999, between Penn National
     Gaming, Inc. and Robert S. Ippolito. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.91Second Amendment to Joint Venture Agreement dated as of July 29, 1999, between Penn National Gaming, Inc. and Greenwood Racing, Inc. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.92Shareholder's  Agreement dated July 29, 1999, between Penn National Holding
     Company and Greenwood Racing, Inc. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.93Amended and Restated Limited Partnership Agreement dated July 29, 1999, between FR Park Racing, L.P., Pennwood Racing, Inc. and Penn National GSFR, Inc. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.94Amended and Restated Limited Partnership Agreement dated July 29, 1999, between FR Park Services, L.P., Pennwood Racing, Inc. and Penn National GSFR, Inc. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.95Amended and Restated Limited Partnership Agreement dated July 29, 1999, between GS Park Racing, L.P., Pennwood Racing, Inc. and Penn National GSFR, Inc. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.96Amended and Restated Limited Partnership Agreement dated July 29, 1999, between GS Park Services, L.P., Pennwood Racing, inc. and Penn National GSFR, Inc. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.97Amendment No. 1 to Second Amended and Restated Credit  Agreement dated July
     29, 1999, between Penn National Gaming, Inc. and First Union National Bank. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.98Amendment No. 2 to Second Amended and Restated Credit  Agreement dated July
     29, 1999, Penn National Gaming, Inc. and First Union National Bank. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.99Agreement  dated July 9, 1999,  between  Penn  National  Gaming,  Inc.  and
     American Digital Communications, Inc. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.01a Subordination  and Intercreditor  Agreement dated July 29, 1999,  between
     Penn National Gaming, Inc., FR Park Racing, L.P., and Commerce Bank, N.A. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.02a Debt Service  Maintenance  Agreement  dated July 29,  1999,  between Penn
     National Gaming, Inc. and Commerce Bank, N.A. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.03a First  Supplemental  Indenture dated May 19, 1999,  between Penn National
     Gaming, Inc. and State Street Bank and Trust Company, Trustee. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

10.04a Asset Purchase  Agreement between BSL., Inc. and Casino Magic Corp. dated
     December 9, 1999. (Filed as exhibit 99.2 to the Company's current report on Form 8-K, dated December 17, 1999.)

10.05a Guaranty  of Penn  National  Gaming,  Inc. to Casino  Magic  Corp.  dated
     December 9, 1999 (Filed as exhibit 99.3 to the Company's current report on Form 8-K, dated December 17, 1999.)
                                       63

10.06a Guaranty of Hollywood  Park,  Inc. to BSL, Inc.  dated  December 9, 1999.
     (Filed as exhibit 99.4 to the Company's current report on Form 8-K, dated December 17, 1999.)

10.07a First Amendment to Asset Purchase  Agreement between BSL, Inc. and Casino
     Magic Corp. dated December 17, 1999. (Filed as exhibit 99.5 to the Company's current report on Form 8-K, dated December 17, 1999.)

10.08a Asset  Purchase  Agreement  between BTN,  Inc. and Boomtown,  Inc.  dated
     December 9, 1999 (Filed as exhibit 99.6 to the Company's current report on Form 8-K, dated December 17, 1999.)

10.09a Guaranty of Penn National Gaming,  Inc. to Boomtown,  Inc. dated December
     9, 1999 (Filed as exhibit 99.7 to the Company's current report on Form 8-K, dated December 17, 1999.)

10.10a Guaranty of Hollywood  Park,  Inc. to BTN, Inc.  dated  December 9, 1999.
     (Filed as exhibit 99.8 to the Company's current report on Form 8-K, dated December 17, 1999.)

10.11a First  Amendment  to Asset  Purchase  Agreement  between  BTN,  Inc.  and
     Boomtown, inc. dated December 17, 1999. (Filed as exhibit 99.9 to the Company's current report on Form 8-K, dated December 17, 1999.)

10.12a Senior secured multiple draw term loan dated December 13, 1999 between Penn National Gaming of West Virginia, Inc. and Bank of America.

10.13a Amendment No. 3 and Consent and Waiver under Second  Amended and Restated
     Credit Agreement dated December 13, 1999 between Penn National Gaming, Inc. and First Union National Bank, as Agent.

10.14a Harness  horsemen  agreement  dated  December  17, 1999 between The Downs
     Racing, Inc. and the Pennsylvania Harness Horsemen.

10.15a Settlement  agreement  dated  February  11, 2000  between  Penn  National
     Gaming, Inc. and Amtote International, Inc.

10.16a Thoroughbred horsemen letter dated February 24, 2000 between PNGI Charles
     Town Gaming, LLC and the Charles Town thoroughbred horsemen.

10.17a Agreement  dated March 7, 2000 between  Penn  National  Gaming,  Inc. and
     Trackpower, Inc. and eBet Limited, Inc.

21   Subsidiaries of the Registrant.

27.1 Financial Data Schedule.

         (B)  Reports on Form 8-K

     The Company filed the following reports on Form 8K during the fourth quarter 1999:

     On December 10, 1999, the Company filed a current report on Form 8K which reflected the definitive agreement to purchase all of the assets of Casino Magic hotel, etc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PENN NATIONAL GAMING, INC.


                                 By  /s/Peter M. Carlino

                                 Peter M. Carlino, Chairman of the Board
Dated:  March 20, 2000

         Pursuant to the requirements of the Securities Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                        DATE

                             Chief Executive Officer and
                             Director (Principal Executive
/s/Peter M. Carlino                   Officer)                  March  20, 2000
--------------------------------------
Peter M. Carlino

                             Chief Operating Officer and
                             Director (Principal Operating
/s/William J. Bork                    Officer)                  March  20, 2000
--------------------------------------
William J. Bork

                             Chief Financial Officer
/s/Robert S. Ippolito        (Principal Financial Officer)      March  20, 2000
--------------------------------------
Robert S. Ippolito

/s/Harold Cramer             Director                           March  20, 2000
--------------------------------------
Harold Cramer

/s/David A. Handler          Director                           March  20, 2000
--------------------------------------
David A. Handler

/s/Robert P. Levy            Director                           March  20, 2000
--------------------------------------
Robert P. Levy

/s/ John M. Jacquemin        Director                           March  20, 2000
--------------------------------------
John M. Jacquemin

                                  EXHIBIT INDEX

Exhibit Nos.               Description of Exhibits                                               Page No.
------- ------------------------------ -- --------                                               --------
10.04a                     Senior secured multiple draw term loan dated December
                           13, 1999 between Penn National  Gaming of West
                           Virginia, Inc. and Bank of America.                                    67-186

10.13a                     Amendment No. 3 and Consent and Waiver under Second Amended           187-196
                           and Restated Credit Agreement dated December 13, 1999 between
                           Penn National Gaming, Inc. and First Union National Bank, as Agent.

10.05a                     Harness horsemen agreement dated December 17, 1999 between            197-205
                           The Downs Racing, Inc. and the Pennsylvania Harness Horsemen.

10.06a                     Settlement agreement dated February 11, 2000 between Penn National    206-208
                           Gaming, Inc. and Amtote International, Inc.

10.07a Thoroughbred horsemen letter dated February 24, 2000 between PNGI 209 Charles Town Gaming, LLC and the
                           Charles Town thoroughbred horsemen.

10.08a                     Agreement dated March 7, 2000 between Penn National Gaming, Inc.      210-218
                           and Trackpower, Inc. and eBet Limited, Inc.

                                       66