Form 10-Q
period 2000-03-31
PENN NATIONAL GAMING INC
filed 2000-05-12
CIK 921738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                         Outstanding as of May 10, 2000

Common Stock Par value $.01 per share         14,925,975

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

References to "Penn National Gaming" or the "Company" include Penn National
 Gaming, Inc. and its subsidiaries.

                   Penn National Gaming, Inc. and Subsidiaries

                                      INDEX

PART I - FINANCIAL INFORMATION                                                          PAGE

Item 1 - Financial Statements

Consolidated Balance Sheets -

         March 31, 2000 (unaudited) and December 31, 1999                               4-5


Consolidated Statements of Income -
         Three Months Ended March 31, 2000
         and 1999 (unaudited)                                                             6

Consolidated Statements of Shareholders' Equity -
         Three Months Ended March 31, 2000 (unaudited)                                    7

Consolidated Statements of Cash Flow -
         Three Months Ended March 31, 2000 and 1999 (unaudited)                           8

Notes to Consolidated Financial Statements                                             9-15

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                          15-18

Item 3 - Changes in Information About Market Risk                                        19
-------------------------------------------------

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                20
-----------------------------------------

Signature Page                                                                           21


Part I.  Financial Information

Item 1.  Financial Statements

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                             March 31,        December 31,
                                                                                                  2000                1999
                                                                                           (Unaudited)
                                                                                   ----------------------------------------
Assets

Current assets

  Cash and cash equivalents                                                               $     11,430         $     9,434
  Accounts receivable                                                                            4,410               4,779
  Prepaid expenses and other current assets                                                      2,192               1,793
  Deferred income taxes                                                                            669                 888
  Prepaid income taxes                                                                               -               1,088
                                                                                   ----------------------------------------

Total current assets                                                                            18,701              17,982
                                                                                   ----------------------------------------

Property, plant and equipment, at cost
  Land and improvements                                                                         27,878              27,988
  Building and improvements                                                                     72,114              70,870
  Furniture, fixtures and equipment                                                             37,870              36,195
  Transportation equipment                                                                         887                 860
  Leasehold improvements                                                                         9,806               9,802
  Construction in progress                                                                         991               1,980
                                                                                   ----------------------------------------

                                                                                               149,546             147,695
Less accumulated depreciation and amortization                                                  22,479              20,824
                                                                                   ----------------------------------------

Net property, plant and equipment                                                              127,067             126,871
                                                                                   ----------------------------------------

Other assets

 Investment in and advances to unconsolidated affiliate                                         13,449              12,862
 Investment in minority interest purchase                                                        5,845                   -
 Cash in escrow                                                                                  5,000               5,000
 Excess of cost over fair market value of net assets acquired
 (net of accumulated amortization of $2,762 and $2,611,
  respectively)                                                                                 21,430              21,582
 Deferred financing costs                                                                        4,825               5,014
 Miscellaneous                                                                                   1,262               1,289
                                                                                   ----------------------------------------

Total other assets                                                                              51,811              45,747
                                                                                   ----------------------------------------

                                                                                          $    197,579        $    190,600
                                                                                   ----------------------------------------

          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                          March 31,        December 31,
                                                                                               2000                1999
                                                                                        (Unaudited)
                                                                                  --------------------------------------
Liabilities and Shareholders' Equity

Current liabilities

  Current maturities of long-term debt and
      capital lease obligations                                                          $    5,160          $    5,160
  Accounts payable                                                                            5,346              10,210
  Purses due horsemen                                                                         3,601               2,114
  Uncashed pari-mutuel tickets                                                                1,641               1,351
  Accrued expenses                                                                            1,485               2,694
  Accrued interest                                                                            2,302                 433
  Accrued salaries and wages                                                                    930               1,098
  Customer deposits                                                                             946                 800
  Taxes, other than income taxes                                                              2,189               1,491
  Income taxes                                                                                  845                   -
                                                                                  --------------------------------------

Total current liabilities                                                                    24,445              25,351
                                                                                  --------------------------------------

Long-term liabilities

  Long-term debt and capital lease obligations,
    net of current maturities                                                                90,292              86,053
  Deferred income taxes                                                                      12,881              12,924
                                                                                  --------------------------------------

Total long-term liabilities                                                                 103,173              98,977
                                                                                  --------------------------------------
Commitments and contingencies

Shareholders' equity

    Preferred stock,$.01 par value, authorized 1,000,000 shares;
       issued none                                                                                -                   -
   Common stock,$.01 par value, authorized 20,000,000 shares;
       issued 15,332,675 and 15,314,175, respectively                                           153                 153
   Treasury stock, 424,700 shares at cost                                                    (2,379)             (2,379)
   Additional paid in capital                                                                38,597              38,527
   Retained earnings                                                                         33,590              29,971
                                                                                  --------------------------------------

Total shareholders' equity                                                                   69,961              66,272
                                                                                  --------------------------------------

                                                                                        $   197,579          $  190,600
                                                                                  --------------------------------------

           See accompanying note to consolidated financial statements.

                          PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands, except per share data)
                                          (Unaudited)

                                                                   Three Months Ending March 31,
                                                                       2000             1999
                                                               ---------------------------------
Revenue
   Pari-mutuel revenues
      Live races                                                   $  4,065          $  2,414
      Import simulcasting                                            19,816            15,301
      Export simulcasting                                             1,594               511
  Gaming revenue                                                     22,166            11,297
  Admissions, programs and other racing revenue                       1,656             1,120
  Concessions revenues                                                3,378             2,146
  Earnings from unconsolidated affiliates                               587                 -
                                                               ---------------------------------
Total revenues                                                       53,262            32,789
                                                               ---------------------------------
Operating expenses
  Purses, stakes, and trophies                                        9,571             5,711
  Direct salaries, payroll taxes and employee benefits                5,372             3,715
  Simulcast expenses                                                  3,501             2,387
  Pari-mutuel taxes                                                   2,322             1,669
  Lottery taxes and administration                                    8,748             4,489
  Other direct meeting expenses                                       6,315             4,592
  Concessions expenses                                                2,974             2,022
  Other operating expenses                                            4,437             3,074
  Horsemen's action expenses                                              -             1,250
  Depreciation and amortization                                       2,176             2,015
                                                               ---------------------------------
Total operating expenses                                             45,416            30,924
                                                               ---------------------------------
Income from operations                                                7,846             1,865
                                                               ---------------------------------
Other income (expense)
  Interest (expense)                                                 (2,382)           (2,125)
  Interest income                                                       450               209
  Other                                                                (154)                -
                                                               ---------------------------------
Total other (expense)                                                (2,086)           (1,916)
                                                               ---------------------------------
Income (loss) before income taxes                                     5,760               (51)
Taxes (benefit) on income                                             2,141               (73)
                                                               ---------------------------------
Net income                                                         $  3,619          $     22
                                                               =================================
Per share data
   Basic                                                           $    .24          $    .00
   Diluted                                                         $    .24          $    .00

Weighted average shares outstanding
   Basic                                                             14,898            14,762
   Diluted                                                           15,212            15,079

          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                Additional

                                                  Common Stock      Treasury       Paid-In      Retained
                                          Shares        Amount         Stock       Capital      Earnings       Total
Balance, January 1, 2000              15,314,175      $    153    $  (2,379)     $  38,527     $  29,971    $ 66,272

Issuance of common stock                  18,500             -             -            70             -          70

Net income for the three
     months ended March 31, 2000               -             -             -             -         3,619       3,619
------------------------------------ ------------ ------------- ------------- ------------- ------------- -----------


Balance, March 31, 2000               15,332,675      $    153    $  (2,379)     $  38,597     $  33,590    $ 69,961
==================================== ============ ============= ============= ============= ============= ===========





































          See accompanying notes to consolidated financial statements.

                         PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOW

                                        (In thousands)
                                         (Unaudited)

                                                                Three Months Ended  March 31,
                                                                    2000                1999
                                                           ----------------------------------
Cash flows from operating activities
  Net income                                                  $    3,619        $         22
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                                  2,176               2,015
    Income from unconsolidated affiliates                           (587)                  -
    Deferred income taxes                                            176                 232
  Decrease (increase) in
    Accounts receivable                                              369                 533
    Prepaid expenses                                                (498)               (149)
    Prepaid income taxes                                           1,088                (482)
    Miscellaneous other assets                                        25                  (9)
  Increase (decrease) in
    Accounts payable                                              (4,865)               (562)
    Purses due horsemen                                            1,487                 871
    Uncashed pari-mutuel tickets                                     290                 152
    Accrued expenses                                              (1,209)                639
    Accrued interest                                               1,869               1,975
    Accrued salaries & wages                                        (168)                 40
    Customer deposit                                                 146                   2
    Taxes, other than income payable                                 698                (152)
    Income taxes                                                     845                   -
                                                           ----------------------------------
Net cash provided by operating activities                          5,461               5,127
                                                           ----------------------------------
Cash flows from investing activities
  Expenditures for property, plant and equipment                  (1,851)             (1,458)
  Note receivable                                                      -             (11,250)
  Minority interest purchase                                      (5,845)                 -
                                                           ----------------------------------
Net cash (used) in investing activities                           (7,696)            (12,708)
                                                           ----------------------------------
Cash flows from financing activities
   Proceeds from sale of common stock                                 70                  29
   Proceeds from long-term debt                                    4,247              11,500
   Principal payments on long-term debt and capital lease             (8)                (17)
     obligations
   Increase in unamortized deferred financing costs                  (78)               (579)
                                                           ----------------------------------
Net cash provided by financing activities                          4,231              10,933
                                                           ----------------------------------
Net increase  in cash and cash equivalents                         1,996               3,352
Cash and cash equivalents, at beginning of period                  9,434               6,826
                                                           ----------------------------------
Cash and cash equivalents, at end of period                   $   11,430        $     10,178
                                                           ==================================
                 See accompanying notes to consolidated financial statements

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three month periods ended March 31, 2000 and 1999. The results of operations experienced for the three month period ended March 31, 2000 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2000.

         The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 1999 annual financial statements.

2.  Wagering Information (in thousands)

                                                                  Three months ended March 31, 2000

                                                              Penn         Pocono        Charles
                                                          National          Downs           Town              Total

Pari-mutuel wagering in-state on
  company live races                                    $   13,345        $     -      $   5,770       $    19,115
                                                   ----------------------------------------------------------------
Pari-mutuel wagering on simulcasting:
  Import simulcasting from other racetracks                 49,710         32,672         12,598            94,980
  Export simulcasting to out of
    State wagering facilities                               38,190              -         14,693            52,883
                                                   ----------------------------------------------------------------
                                                            87,900         32,672         27,291           147,863
                                                   ----------------------------------------------------------------
Total pari-mutuel wagering                              $  101,245        $32,672      $  33,061       $   166,978
                                                   ================================================================


                                                                  Three months ended March 31, 1999

                                                              Penn         Pocono        Charles
                                                          National          Downs           Town              Total

Pari-mutuel wagering in-state on
  company live races                                     $   6,679        $     -      $   5,043       $    11,722
                                                   ----------------------------------------------------------------

Pari-mutuel wagering on simulcasting:
  Import simulcasting from other racetracks                 27,605         35,164         12,599            75,368
  Export simulcasting to out of
    State wagering facilities
                                                            17,154              -              -            17,154
                                                   ----------------------------------------------------------------
                                                            44,759         35,164         12,599            92,522
                                                   ----------------------------------------------------------------
Total pari-mutuel wagering                               $  51,438        $35,164      $  17,642       $   104,244
                                                   ================================================================


3.       Commitments

         At March 31, 2000, the Company was contingently obligated under letters of credit with face amounts aggregating $1,970,000. These amounts consisted of $1,727,000 relating to horsemen's account balances, $104,000 for Pennsylvania pari-mutuel taxes and $139,000 for other items.

4.       Supplemental Disclosures of Cash Flow Information

         Cash paid during the three months ended March 31, 2000 and 1999 for interest was $422,000 and $67,000, respectively.

         Cash paid during the three months ended March 31, 2000 and 1999 for income taxes was $29,800 and $199,000, respectively.

5.       Subsidiary Guarantors

         Summarized financial information for the three month period ended March 31, 2000 and 1999 for Penn National Gaming, Inc., ("Parent"), the Subsidiary Guarantors and Subsidiary Nonguarantors is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                  Subsidiary
                                    Parent       Subsidiary             Non-          Elimin-           Consoli-
                                   Company       Guarantors       Guarantors           ations              dated
-----------------------------------------------------------------------------------------------------------------
As of March 31, 2000
Consolidated Balance Sheet (In Thousands)
Current assets             $         3,316  $         8,283  $         8,125   $       (1,023)  $         18,701
Net property, plant and
equipment                              822           79,226           47,019                -            127,067
Other assets                       119,026          172,364            7,609         (247,188)            51,811
-----------------------------------------------------------------------------------------------------------------
Total                      $       123,164  $       259,873  $        62,753   $     (248,211)  $        197,579
-----------------------------------------------------------------------------------------------------------------
Current liabilities        $         2,358  $        26,491  $         6,985   $      (11,389)  $         24,445
Long-term liabilities               81,995           96,180           53,449         (128,451)           103,173
Shareholders' equity                38,811          137,202            2,319         (108,371)            69,961
-----------------------------------------------------------------------------------------------------------------
Total                      $       123,164  $       259,873  $        62,753   $     (248,211)  $        197,579
-----------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2000
Consolidated Statement of Income (In Thousands)
Total revenues             $             6  $        26,890  $        28,718   $       (2,352)  $         53,262
Total operating expenses            (1,469)          24,855           24,382           (2,352)            45,416
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Income from operations               1,475            2,035            4,336                -              7,846
Other income(expenses)              (1,181)             411           (1,162)            (154)            (2,086)
-----------------------------------------------------------------------------------------------------------------
Income before income taxes             294            2,446            3,174             (154)             5,760
Taxes on income                        126            2,067                -              (52)             2,141
-----------------------------------------------------------------------------------------------------------------
Net income                 $           168  $           379  $         3,174   $         (102)  $          3,619
-----------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2000
Consolidated Statement of Cash Flow (In Thousands)
Net cash provided by
(used in) operating
activities                 $        (3,780) $        (4,711) $        (3,893)  $       17,845   $          5,461
Net cash provided by
(used in) investing
activities                           2,841            2,606           (1,298)         (11,845)            (7,696)
Net cash provided by
(used in) financing
activities                             320            3,920            5,991           (6,000)             4,231
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease)
in cash and cash equivalents          (619)           1,815              800                -              1,996
Cash and cash equivalents
at January 1, 2000                   2,544            2,538            4,352                -              9,434
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
at March 31, 2000          $         1,925  $         4,353  $         5,152   $            -   $         11,430
-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
                                                                  Subsidiary
                                    Parent       Subsidiary             Non-          Elimin-           Consoli-
                                   Company       Guarantors       Guarantors           ations              dated
-----------------------------------------------------------------------------------------------------------------
As of March 31, 1999
Consolidated Balance Sheet (In Thousands)
Current assets             $         6,667  $         6,613  $         4,687   $         (418)  $         17,549
Net property, plant and
equipment                           13,200           62,510           44,778                -            120,488
Other assets                       114,009          154,037            1,804         (232,371)            37,479
-----------------------------------------------------------------------------------------------------------------
Total                      $       133,876  $       223,160  $        51,269   $     (232,789)  $        175,516
-----------------------------------------------------------------------------------------------------------------
Current liabilities        $         8,520  $        14,165  $         7,886   $      (10,410)  $         20,161
Long-term liabilities               87,735           78,313           47,559         (117,339)            96,268
Shareholders' equity
(deficiency)                        37,621          130,682           (4,176)        (105,040)            59,087
-----------------------------------------------------------------------------------------------------------------
Total                      $       133,876  $       223,160  $        51,269   $     (232,789)  $        175,516
-----------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999
Consolidated Statement of Income (In Thousands)
Total revenues             $         3,696  $        13,852  $        16,365   $       (1,124)  $         32,789
Total operating expenses             2,019           15,179           14,850           (1,124)            30,924
-----------------------------------------------------------------------------------------------------------------
Income from operations               1,677           (1,327)           1,515                -              1,865
Other income(expenses)              (1,506)             755           (1,165)               -             (1,916)
-----------------------------------------------------------------------------------------------------------------
Income(loss)before
income taxes                           171             (572)             350                -                (51)
Taxes (benefit) on
income                                  89             (324)             162                -                (73)
-----------------------------------------------------------------------------------------------------------------
Net income (loss)          $            82  $          (248) $           188   $            -   $             22
-----------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999
Consolidated Statement of Cash Flow (In Thousands)
Net cash provided by
(used in) operating
activities                 $        2,506   $         1,763  $           858   $            -   $          5,127
Net cash provided by
(used in) investing
activities                        (11,379)            (716)             (613)               -            (12,708)
Net cash provided by
(used in) financing
activities                         11,529             (596)                -                -             10,933
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease)
in cash and cash equivalents        2,656              451               245                -              3,352
Cash and cash equivalents
at January 1, 1999                  2,001            1,705             3,120                -              6,826
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
at March 31, 1999          $        4,657   $        2,156   $         3,365   $            -   $         10,178
-----------------------------------------------------------------------------------------------------------------

6.       Mississippi Agreement

         On December 10, 1999, the Company entered into two definitive agreements to purchase all of the assets of the Casino Magic hotel, casino, golf resort, recreational vehicle (RV) park and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi, from Pinnacle Entertainment, Inc. formerly Hollywood Park, Inc. (NYSE:PNK) for $195 million. These agreements are contingent upon each other. In addition to acquiring all of the operating assets and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties (the "Mississippi Acquisitions"), the Company will enter into a licensing agreement to use Boomtown and Casino Magic names and marks at the properties being acquired. The transaction is subject to certain closing conditions including the approval of the Mississippi Gaming Commission, financing and expiration of the applicable Hart-Scott-Rodino waiting period. As part of the agreement, the Company paid a deposit of $5 million to an escrow account, which is refundable if certain conditions are not met. In connection with financing the Mississippi acquisition, the Company will explore a number of financing alternatives, which may include repaying or redeeming its existing debt. The Company received approval for a gaming license from the Mississippi Gaming Commission on April 20, 2000.

7.       New Jersey Joint Venture

     On January 28, 1999, pursuant to a First Amendment to an Asset Purchase Agreement by and among Greenwood New Jersey, Inc. ("Greenwood"), International Thoroughbred Breeders Inc., Garden State Race Track Inc., Freehold Racing
Association, Atlantic City Harness, Inc. and Circa 1850, Inc., the original parties to an Asset Purchase Agreement entered into as of July 2, 1998 and the Company (the "Agreement"), and pursuant to which the Company entered into a joint venture ("Joint Venture"), the Company, along with its Joint Venture partner, Greenwood, agreed to purchase certain assets of the Garden State Race Track and Freehold Raceway, both located in New Jersey (the "Acquisition").

         The purchase price for the Acquisition was approximately $46 million (subject to reduction of certain disputed items, for which amounts have been placed in escrow). The purchase price consisted of $23 million in cash and $23 million pursuant to two deferred purchase price promissory notes in the amount of $22 million and $1 million each. On July 29, 1999, after receiving the necessary consents from the holders of its 10.625% Senior Notes due 2004, Series B, the Company completed its investment in the Joint Venture, pursuant to which Pennwood, Inc. was formed with Greenwood New Jersey, Inc. (a wholly-owned subsidiary of Greenwood Racing, Inc. the owner of Philadelphia Park Race Track). Pursuant to the Joint Venture Agreement, the Company agreed to guarantee severally: (i) up to 50% of the obligation of the Joint Venture under its Put Option Agreement ($17.5 million) with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"); (ii) up to 50% of the Joint Venture obligation for the seven year lease at Garden State Park and; (iii) up to 50% of the Joint Venture obligation to International Thoroughbred Breeders, Inc. for the contingent purchase price notes ($10.0 million) relating to the operation subject to passage by the New Jersey legislature, by the Joint Venture of OTWs and telephone wagering accounts in New Jersey. In conjunction with the closing, the Company entered into a Debt Service Maintenance Agreement with Commerce Bank, N.A. for the funding of a $23.0 million credit facility to the Joint Venture. The Joint Venture Agreement provides for a limited obligation of the Company of $11.5 million subject to limitations provided for in the Company's 10.625% Senior Notes Indenture. The Company's investment in the Joint Venture is accounted for under the equity method, original investments are recorded at cost and adjusted by the Company's share of income or losses of the Joint Venture. The income for the three months ended March 31, 2000 of the Joint Venture is included in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income for the three months ended March 31, 2000.

Summarized balance sheet information for the Joint Venture as of March 31, 2000 is as follows (in thousands):

 Current assets                                       $       9,604
 Property, plant and equipment, net                          30,473
 Other                                                       17,983
                                               ---------------------
 Total assets                                         $      58,060
                                               =====================
 Current liabilities                                  $       8,070
 Long-term liabilities                                       46,221
 Members' equity                                              3,769
                                               ---------------------
 Total liabilities and members' equity                $      58,060
                                               =====================


Summarized results of operations of the unconsolidated Joint Venture for the three months ended March 31, 2000 is as follows (in thousands):

Revenues                                               $     14,679
Operating expenses                                           11,813
                                                 -------------------
EBITDA*                                                       2,866
                                                 -------------------
Net Income                                             $      1,174
                                                 -------------------

* Earnings before interest, taxes, depreciation and amortization.

 8.      Trackpower, Inc. and eBet Limited

         In July 1999, the Company entered into an agreement with Trackpower, Inc. (OTC BB: TPWR) ("Trackpower") to serve as the exclusive pari-mutuel wagering hub operator for Trackpower. Trackpower provides direct-to-home digital satellite transmissions of horse racing to its subscriber base. The initial term of the contract is for five years with an additional five-year option available. The Company pays Trackpower a commission on all new revenues earned from their subscriber base. As an additional incentive to enter into the contract, the Company received warrants to purchase 5,000,000 shares of common stock of Trackpower at prices ranging from $1.58 per share to $2.58 per share. The warrants vest at 20% per year and expire on April 30, 2004. The fair market value of the warrants issued will be amortized over the vesting period or one year from the anniversary date of the agreement. As a result of the transition of operations in 1999, the amount to be amortized as a reduction of commissions earned in 1999 by Trackpower was not material.

         In March  2000,  the  Company  entered  into a letter  of  intent  with
Trackpower and eBet Limited ("eBet") which, if a definitive agreement is executed, will replace and restate the above described agreement between the Company and Trackpower. Under the terms of the letter of intent, the Company and eBet will contribute various assets, equipment, management agreements relating to our telephone account wagering systems and business operations to Trackpower. Under the proposed agreement, the Company will continue to receive the same level of income as in 1999, the Company and eBet will each receive 18,000,000 shares of Trackpower common stock as well as warrants to purchase additional shares exercisable at $1.00 per share. Upon completion of the proposed transaction the Company and eBet will each own 26.5% of Trackpower not including future exercise of options or warrants. The proposed agreement is subject to due diligence, regulatory and other approvals.

9.       Minority Interest Purchase

         On March 15, 2000, the Company purchased from the BDC Group ("BDC"), its joint venture partner in West Virginia, BDC's 11% interest in PNGI Charles Town Gaming Limited Liability Company, which owns and operates Charles Town Races for $6.0 million in cash. The investment is recorded net of the minority interest tax liability of $155,000 or $5.845 million. The Company is in the process of determining the allocation of the purchase price to the various property, plant and equipment accounts. The allocation will be based on the results of an appraisal that is to be completed in June. As a result of the purchase, Charles Town Races is now a 100%-owned subsidiary of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The results of operations for the three months ended March 31, 1999 and 2000 by property level are summarized as follows:

                    Charles Town Racing                Penn National and               Pocono Downs and OTWs
                         and Gaming                          OTWs
(in thousands)
                        1999        2000                1999         2000                 1999         2000
                        ----        ----                ----         ----                 ----         ----
Revenues

Gaming               $11,399    $ 22,372              $    -      $     -             $      -     $      -
Racing                 3,964       4,628               7,795       15,101                7,623        7,501
Other                  1,002       1,718                 635        1,171                  509          490
                -------------------------         ------------------------         -------------------------
Total revenues        16,365      28,718               8,430       16,272                8,132        7,991

Expenses
Gaming                 8,593      16,416                   -            -                    -            -
Racing                 4,060       4,673               6,497       11,191                4,941        5,323
Other*                 1,699       2,796               1,825        2,317                  964        1,078
                -------------------------         ------------------------         -------------------------
Total expenses        14,352      23,885               8,322       13,508                5,905        6,401

EBITDA
Gaming                 2,806       5,956                   -            -                    -            -
Racing                   (96)        (45)              1,298        3,910                2,682        2,178
Other                   (697)     (1,078)             (1,190)      (1,146)                (455)        (588)
                -------------------------         ------------------------         -------------------------

Total EBITDA         $ 2,013    $  4,833              $  108      $ 2,764             $  2,227     $  1,590
                =========================         ========================         =========================

* Other expenses include property level general and administrative expenses and excludes corporate overhead and non-recurring expenses.

Three Months Ended March 31, 2000 Compared To Three Months Ended March 31, 1999

         Revenues for the three months ended March 31, 2000 increased by approximately $20.5 million or 62.4% to $53.3 million from $32.8 million for the three months ended March 31, 1999. The increase in revenues is attributed to Penn National Race Course running 48 live race days in the year 2000 compared to 18 live race days during a Horsemen action in the first quarter in 1999, the addition of 663 slot and video lottery machines at Charles Town and simulcast of race broadcasts from Charles Town in 2000. Operating expenses for the three months ended March 31, 2000 increased by approximately $14.5 million or 46.8% to $45.4 million from $30.9 million for the three months ended March 31, 1999. Included in operating expenses were non-recurring expenses for the three months ended March 31, 1999 for the Horsemen's action at Penn National Race Course ($1.3 million). Income from operations increased by $6.0 million to $7.8 million for the three months ended March 31, 2000 from $1.8 million for the three months ended March 31, 1999. Other expenses for the three months ended March 31, 2000 and 1999 consisted of approximately $2.1 million and $2.0 million, respectively, of net interest primarily due to the 10.625% Senior Notes, the Bank of America term loan and the revolving Credit Facility with First Union National Bank. Taxes on income increased by $2.2 million to $2.1 million for the three months ended March 31, 2000 from a credit of $.1 million for the three months ended March 31, 1999. Net income increased by $3.6 million to $3.6 million for the three months ended March 31, 2000 from $22,000 for the three months ended March 31, 1999 due to the factors described above.

Charles Town Entertainment Complex

         Revenues increased at Charles Town by approximately $12.3 million or 75.5% to $28.7 million in 2000 from $16.4 million in 1999. Gaming revenue increased by $11.0 million or 96.2% to $22.4 million in 2000 from $11.4 million in 1999 due to the addition of 136 new video lottery machines and 565 new reel spinning, coin-out slot machines since the first quarter of last year. The average number of machines in play increased to 1,464 in 2000 from 837 in 1999 and the average win per machine increased to $169 in 2000 from $150 in 1999. Racing revenue increased by $.7 million or 16.7% to $4.6 million in 2000 from $3.9 million in 1999. The live meet consisted of 45 race days in 2000 compared to 39 race days in 1999 and a change in the schedule from a Wednesday afternoon race program to a Thursday evening race program to accommodate export simulcasting. Charles Town began exporting its live race program to tracks across the country on June 5, 1999 and generated export simulcasting revenues of $.5 million for the quarter. Concession revenues increased by approximately $.7 million or 71.4% to $1.7 million in 2000 from $1.0 million in 1999 due to increased attendance for gaming and racing and the expansion of the concession areas, dining room and buffet area. Operating expenses increased by $9.5 million or 66.4 % to $23.9 million in 2000 from $14.4 million in 1999. The increase was due to an increase in direct costs associated with additional wagering on horse racing and gaming machine play, the addition of gaming machines and floor space (new temporary facility for gaming machines), export simulcast expenses and expanded concession and dining capability and capacity.

Penn National Race Course and OTW Facilities  (Penn National Race Course)

         Penn National Race Course had an increase in revenue of approximately $7.9 million or 93.0% to $16.3 million in 2000 from $8.4 million in 1999. The increase in revenues is attributed to Penn National Race Course running 48 live race days in 2000 compared to 18 live race days during a Horsemen action in the first quarter that resulted in the closure of the facilities from February 16 to March 24, 1999. Operating expenses increased by approximately $5.2 million or 62.3% to $13.5 million in 2000 from $8.3 million in 1999 as a result of the increased race days. Included in the 1999 expenses is $1.3 million for the Horsemen's action.

Pocono Downs and OTW Facilities (Pocono Downs)

         Revenues at Pocono Downs decreased by $.1 million or 1.7% to $8.0 million in 2000 from $8.1 million in 1999. Revenue decreased at Allentown OTW ($.3 million) and Hazleton OTW ($.1 million) due to loss of Penn National Race Course customers wagering at Pocono Downs sites during the 1999 action. The revenue decrease was partially offset by revenue increases at Erie OTW,
Carbondale OTW and the Pocono Downs racetrack. Expenses increased by approximately $.5 million or 8.4% to $6.4 million in 2000 from $5.9 million in 1999.

New Jersey Joint Venture

         On July 29, 1999, after receiving the necessary approvals from the New Jersey Racing Commission and the necessary consents from the holders of its 10.625% Senior Notes due 2004, Series B, the Company completed its investment in the Joint Venture. The Joint Venture operates Freehold Raceway and Garden State Race Track. Summarized results of operations of the unconsolidated Joint Venture for the three months ended March 31, 2000 include $14.7 million in revenue, $11.8 million in operating expenses and net income of $1.2 million. The Company's 50% share of net income or $.6 million is recorded as "Earnings from unconsolidated affiliates" on the income statement.

Capital Expenditures

         The Company had capital expenditures of $1.8 million in 2000 compared to $1.5 million in 1999. Capital expenditures at Charles Town were approximately $1.3 million for machinery, equipment and improvements. Capital expenditures at Penn National and its OTW facilities ($.2 million) and Pocono Downs and its OTW facilities ($.3 million) were for equipment replacement and leasehold improvements. As a result, depreciation and amortization increased $.2 million or 8.9% to $2.2 million in 2000 from $2.0 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from issuance of equity securities.

         Net cash provided from operating activities was $5.5 million for the period ended March 31, 2000. This consisted of net income and non-cash expenses ($5.2 million), a decrease in prepaid income taxes ($1.1 million) and an increase in corporate income tax liability ($.9 million) due to an increase in taxable income, a decrease in accounts payable and accrued expenses due to completion of construction for the temporary facility at Charles Town ($6.1 million), an increase in purses due horsemen ($1.5 million), an increase in taxes, other than income taxes ($.7 million) due to a change in payment schedules for Pennsylvania pari-mutuel taxes, an increase in accrued interest for the 10.625% Senior Notes ($1.9 million) and other changes in certain assets and liabilities ($.3 million).

         Cash flows used in investing activities for the period ended March 31, 2000 ($7.7 million) consisted of the Company's buyout of the 11% interest in Charles Town that was owned by other investors ($5.9 million), machinery, equipment and improvements at Charles Town ($1.3 million), and equipment replacement and building improvements at Penn National ($.2 million) and Pocono Downs ($.3 million) facilities.

         Cash flows provided by financing activities ($4.2 million) consisted of borrowings under the credit facility ($4.2 million) for Charles Town expansion and proceeds from the exercise of stock options and warrants ($.1 million). This was offset by an increase in financing costs ($.1 million) for amending the credit facility.

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

         In 2000, the Company anticipates spending approximately $21.5 million on capital expenditures at its racetrack and OTW facilities. The Company anticipates expending approximately $18.2 million at the Charles Town Entertainment Complex for player tracking ($.7 million), new slot machines and conversion kits ($2.1 million), paddock casino and interior renovations ($7.4 million), machinery and equipment ($2.0 million) and other projects including construction of a structured parking facility, design and planning for a new hotel ($6.0 million). The Company also plans to spend approximately $261,000 at Pocono Downs, $550,000 at Penn National, $400,000 at the OTW facilities for building improvements and equipment and $2.0 million on building improvements and equipment for its new OTW facility in East Stroudsburg, Pennsylvania. The Company spent approximately $1.8 million on these projects in the first quarter.

         The Company entered into its Credit Facility with Bankers Trust Company, as Agent in 1996. This Credit Facility was amended and restated on January 29, 1999 with First Union National Bank replacing Bankers Trust Company, as Agent. The Credit Facility, as amended, provides for a $20 million revolving Credit Facility, including a $3 million sub-limit for standby letters of credit and a $5 million term loan. Under the terms of the Credit Facility, as amended, the Company borrowed an additional $11.5 million which was used to finance its share of the New Jersey Joint Venture (see Note 4). The revolving Credit Facility is secured by substantially all of the assets of the Company, except for the assets of the Charles Town Entertainment Complex. The revolving Credit Facility provides for certain covenants, including those of a financial nature. The $5.0 million term loan was repaid on December 16, 1999. At the Company's option, the revolving facility may bear interest at the highest of: (1) 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate, (2) the rate that the bank group announces from time to time as its prime lending rate and (3) 1/2 of 1% in excess of the federal funds rate plus an applicable margin of up to 2% or the revolving facility may also bear interest at a rate tied to a eurodollar rate plus an applicable margin of up to 3%. The outstanding amount under this Credit Facility as of March 31, 2000 was $12.9 million at an interest rate of 8.75%. Mandatory repayments of the revolving facility are required in an amount equal to a percentage of the net cash proceeds from any issuance or incurrence of equity or funded debt by the Company, that percentage to be dependent upon the then outstanding balance of the revolving facility and the Company's leverage ratio. Mandatory repayments of varying percentages are also required in the event of either asset sales in excess of stipulated amounts or defined excess cash flow.

         On December 13, 1999, the Company entered into a $20.0 million Senior Secured Multiple Draw Term Loan with Bank of America, as an Agent for a bank group. The term loan is payable in quarterly installments of $1.3 million principle plus interest. The loan is secured by gaming equipment and improvements at the Charles Town Entertainment Complex. Part of the term loan was used to repay the $5.0 million First Union term loan and the balance will be used to finance gaming equipment and improvements at the Charles Town Entertainment Complex. At the Company's option the term loan may bear interest at the highest of: (1) 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate, (2) the rate that the bank group announces from time to time as its prime lending rate and (3) 1/2 of 1% in excess of the federal funds rate plus an applicable margin of up to 1.75% or the facility may also bear interest at a rate tied to a eurodollar rate plus an applicable margin of up to 2.75%. The outstanding amount under this credit facility as of March 31, 2000 was $ 13.3 million at an interest rate of 8.89%.

         In connection with the Company's agreement to acquire all of the assets of Casino Magic Bay St. Louis and Boomtown Biloxi, the Company is exploring a number of financing alternatives, which may involve repaying or redeeming its existing debt. The Company expects to use part of the proceeds from any refinancing to make certain improvements to the Mississippi properties.

         The Company currently estimates that the cash generated from operations and available borrowings under the credit facilities will be sufficient to finance its current operations and planned capital expenditure requirements, not including the Mississippi Acquisition. There can be no assurance, however, that the Company will not be required to seek additional capital, in addition to that available from the foregoing sources. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or, if available, on terms acceptable to the Company.

Item 3.  Changes in Information about Market Risk

         Most of the Company's debt obligations at March 31, 2000 were fixed rate obligations, and management, therefore, does not believe that the Company has any material risk from its debt obligations.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Purchase Agreement dated March 15, 2000, between PNGI Charles Town Gaming, LLC and BDC Group.

                  Amendment No. 1 to Term Loan Agreement between the Company and Bank of America, dated March 29, 2000.

                  Amendment No. 4 to Loan Agreement between the Company and First Union National Bank dated March 29, 2000.


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Penn National Gaming, Inc.

May 12, 2000                         By:  /s/Robert S. Ippolito
------------                           ------------------------
Date                                      Chief Financial Officer,
                                          Secretary/Treasurer

                                  EXHIBIT INDEX

                                                                                                 Page
10.18a            Purchase Agreement dated March 15, 2000, between PNGI

                  Charles Town Gaming, LLC and BDC Group.                                        23-36

10.19a            Amendment No. 1 to Term Loan Agreement between the Company
                   and Bank of America, dated March 29, 2000.                                    37-38

10.20a            Amendment No. 4 to Loan Agreement between the Company and
                  First Union National Bank dated March 29, 2000.                                39-48

                                       22