Form 10-Q
period 2000-06-30
PENN NATIONAL GAMING INC
filed 2000-08-14
CIK 921738

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

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

                             Pennsylvania 23-2234473
                             ------------ ----------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                          Outstanding  as of August 8, 2000

Common Stock Par value $.01 per share          15,006,475



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

References to "Penn National Gaming" or the "Company" include Penn National Gaming, Inc. and its subsidiaries.

                   Penn National Gaming, Inc. And Subsidiaries

                                      INDEX

PART I - FINANCIAL INFORMATION                                      PAGE

Item 1 - Financial Statements

Consolidated Balance Sheets -
         June 30, 2000 (unaudited) and December 31, 1999            4-5

Consolidated Statements of Income -
         Six Months Ended June 30, 2000
         and 1999 (unaudited)                                       6-7

Consolidated Statements of Income -
         Three Months Ended June 30, 2000 and
         1999 (unaudited)                                           8-9

Consolidated Statement of Shareholders' Equity -
         Six Months Ended June 30, 2000 (unaudited)                  10

Consolidated Statements of Cash Flow -
         Six Months Ended June 30, 2000
         and 1999 (unaudited)                                     11-12

Notes to Consolidated Financial Statements                        13-22

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                  30

Item3 - Changes in information about Market Risk                     30

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 6 - Exhibits and Reports on Form 8-K                            31


Signature Page                                                       32



Part I.  Financial Information

Item 1.  Financial Statements

                                     PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)

                                                                                         June 30,        December 31,
                                                                                             2000                1999
                                                                                      (Unaudited)
                                                                             -----------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                         $      13,831        $      9,434
  Accounts receivable                                                                       5,011               4,779
  Prepaid expenses and other current assets                                                 2,748               1,793
  Deferred income taxes                                                                       594                 888
  Prepaid income tax                                                                            -               1,088
                                                                             -----------------------------------------
Total current assets                                                                       22,184              17,982
                                                                             -----------------------------------------
Property, plant and equipment, at cost
  Land and improvements                                                                    28,014              27,988
  Building and improvements                                                                72,227              70,870
  Furniture, fixtures and equipment                                                        40,046              36,195
  Transportation equipment                                                                    914                 860
  Leasehold improvements                                                                    9,826               9,802
  Construction in progress                                                                  3,766               1,980
                                                                             -----------------------------------------
                                                                                          154,793             147,695
Less accumulated depreciation and amortization                                             24,126              20,824
                                                                             -----------------------------------------

Net property, plant and equipment                                                         130,667             126,871
                                                                             -----------------------------------------

Other assets
 Investment in and advances to unconsolidated affiliate                                    13,517              12,862
 Cash in escrow                                                                             5,000               5,000
 Excess of cost over fair market value of net assets acquired
 (net of accumulated amortization of $2,914 and $2,611,
  respectively)                                                                            27,123              21,582
 Deferred financing costs                                                                   4,569               5,014
 Miscellaneous                                                                              1,306               1,289
                                                                             -----------------------------------------
Total other assets                                                                         51,515              45,747
                                                                             -----------------------------------------

                                                                                    $     204,366       $     190,600
                                                                             =========================================

          See accompanying notes to consolidated financial statements.

                                     PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)

                                                                                June 30,             December 31,
                                                                                    2000                     1999
                                                                             (Unaudited)
                                                                   -----------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities
   Current maturities of long-term debt                                    $       5,160             $      5,160
   Accounts payable                                                                6,664                   10,210
   Purses due horsemen                                                             2,451                    2,114
   Uncashed pari-mutuel tickets                                                      809                    1,351
   Accrued expenses                                                                1,814                    2,694
   Accrued interest                                                                  323                      433
   Accrued salaries & wages                                                        1,310                    1,098
   Customer deposits                                                               1,121                      800
   Taxes, other than income taxes                                                  1,568                    1,491
   Income taxes                                                                    2,640                        -
                                                                   -----------------------------------------------
Total current liabilities                                                         23,860                   25,351
                                                                   -----------------------------------------------
Long Term Liabilities
   Long-term debt  net of current maturities                                      90,883                   86,053
   Deferred income taxes                                                          12,906                   12,294
                                                                   -----------------------------------------------
Total long-term liabilities                                                      103,789                   98,977
                                                                   -----------------------------------------------
Commitments and contingencies
Shareholders' equity
    Preferred stock, $.01 par value, authorized 1,000,000 shares;
           issued none                                                                 -                        -
    Common stock, $.01 par value, authorized 20,000,000 shares;
           issued 15,429,925 and 15,314,175, respectively                            154                      153
    Treasury stock, 424,700 shares at cost                                        (2,379)                  (2,379)
    Additional paid in capital                                                    39,125                   38,527
    Retained earnings                                                             39,817                   29,971
                                                                   -----------------------------------------------
Total shareholders' equity                                                        76,717                   66,272
                                                                   -----------------------------------------------

                                                                          $      204,366            $     190,600
                                                                   ===============================================

          See accompanying notes to consolidated financial statements.

                                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share data)
                                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                   2000                  1999
                                                                   -------------------------------------------
Revenues
  Pari-mutuel revenues
    Live races                                                            $      10,378          $      8,283
    Import simulcasting                                                          40,005                35,050
    Export simulcasting                                                           3,418                 1,358
  Gaming revenue                                                                 49,019                24,913
  Admissions, programs and other racing revenue                                   3,887                 2,984
  Concessions revenues                                                            7,539                 5,584
  Earnings from unconsolidated affiliates                                         1,429                     -
                                                                   -------------------------------------------
Total revenues                                                                  115,675                78,172
                                                                   -------------------------------------------
Operating expenses
  Purses, stakes, and trophies                                                   20,577                14,098
  Direct salaries, payroll taxes and employee benefits                           11,258                 8,720
  Simulcast expenses                                                              7,639                 6,071
  Pari-mutuel taxes                                                               4,926                 4,103
  Lottery taxes and administration                                               19,320                 9,904
  Other direct meeting expenses                                                  12,932                10,613
  Concessions expenses                                                            6,565                 4,968
  Other operating expenses                                                        8,564                 6,435
  Horsemen's action expenses                                                          -                 1,250
  Depreciation and amortization                                                   4,368                 4,145
                                                                   -------------------------------------------
Total operating expenses                                                         96,149                70,307
                                                                   -------------------------------------------

Income from operations                                                           19,526                 7,865
                                                                   -------------------------------------------

Other income (expenses)
 Interest (expense)                                                              (4,816)               (4,333)
 Interest income                                                                    881                   605
 Other                                                                             (154)                   (7)
                                                                   -------------------------------------------
Total other (expenses)                                                           (4,089)               (3,735)
                                                                   -------------------------------------------
Income before taxes                                                              15,437                 4,130
Taxes on income                                                                   5,591                 1,568
                                                                    ------------------------------------------

Net Income                                                                 $      9,846           $     2,562
                                                                    ==========================================

           See accompanying notes to consolidated financial statements

                                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share data)
                                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                   2000                  1999
                                                                   -------------------------------------------
Per share data

Basic  earnings per share                                                   $       .66           $      0.17
                                                                    ------------------------------------------
Diluted earnings per share                                                  $       .64           $      0.17
                                                                    ------------------------------------------

Weighted shares outstanding

Basic                                                                            14,918                14,784
                                                                    ------------------------------------------
Diluted                                                                          15,338                15,135
                                                                    ------------------------------------------




























          See accompanying notes to consolidated financial statements.



                                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except per share data)
                                                  (Unaudited)

                                                                                Three Months Ended
                                                                                       June 30,
                                                                               2000                    1999
                                                                  ------------------------------------------
Revenues
  Pari-mutuel revenues
    Live races                                                          $     6,313             $     5,868
    Import simulcasting                                                      20,189                  19,749
    Export simulcasting                                                       1,824                     847
  Gaming revenue                                                             26,853                  13,616
  Admissions, programs and other racing revenue                               2,231                   1,865
  Concessions revenues                                                        4,161                   3,438
  Earnings of unconsolidated affiliates                                         842                       -
                                                                  ------------------------------------------
Total revenues                                                               62,413                  45,383
                                                                  ------------------------------------------

Operating expenses
  Purses, stakes, and trophies                                               11,007                   8,388
  Direct salaries, payroll taxes and employee benefits                        5,886                   5,005
  Simulcast expenses                                                          4,138                   3,685
  Pari-mutuel taxes                                                           2,604                   2,434
  Lottery taxes and administration                                           10,572                   5,415
  Other direct meeting expenses                                               6,617                   6,021
  Concessions expenses                                                        3,591                   2,945
  Other operating expenses                                                    4,129                   3,360
  Depreciation and amortization                                               2,191                   2,130
                                                                  ------------------------------------------
Total operating expenses                                                     50,735                  39,383
                                                                  ------------------------------------------

Income from operations                                                       11,678                   6,000
                                                                  ------------------------------------------

Other income (expenses)
  Interest (expense)                                                         (2,434)                 (2,208)
  Interest income                                                               431                     396
  Other                                                                           -                      (7)
                                                                  ------------------------------------------
Total other (expenses)                                                       (2,003)                 (1,819)
                                                                  ------------------------------------------

Income before taxes                                                           9,675                   4,181
Taxes on income                                                               3,449                   1,642
                                                                  ------------------------------------------

Net income                                                              $     6,226             $     2,539
                                                                  ==========================================

           See accompanying notes to consolidatedfinancial statements.


                                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except per share data)
                                                  (Unaudited)

                                                                                Three Months Ended
                                                                                       June 30,
                                                                               2000                    1999
                                                                  ------------------------------------------
Per share data

Basic earnings per share                                                $       .42              $      .17
                                                                  ------------------------------------------
Diluted earnings per share                                              $       .40              $      .17
                                                                  ------------------------------------------

Weighted shares outstanding

Basic                                                                        14,939                  14,828
                                                                  ------------------------------------------
Diluted                                                                      15,431                  15,190
                                                                  ------------------------------------------































          See accompanying notes to consolidated financial statements.



                                        PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             (In thousands, except share data)
                                                        (Unaudited)

                                                                                         Additional
                                               Common Stock               Treasury          Paid-In     Retained
                                               Shares        Amounts         Stock          Capital     Earnings       Total
Balance, at January 1, 2000                15,314,175        $   153     $ (2,379)        $  38,527     $ 29,971    $ 66,272

Issuance of common stock                      115,750              1             -              598            -         599

Net income for the six months
      ended June 30, 2000                           -              -             -                -        9,846       9,846
                                       --------------------------------------------------------------------------------------


Balance, at June 30, 2000                  15,429,925        $   154     $ (2,379)        $  39,125     $ 39,817    $ 76,717
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

                                        PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                                       (in thousands)
                                                        (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                     2000                   1999
                                                                              -----------------------------------
Cash flows from operating activities
  Net income                                                                        $    9,846         $   2,562
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                                                        4,368             4,145
    Income from unconsolidated affiliates                                                 (655)                -
    Deferred income taxes                                                                  276               572
  Decrease (Increase) in
    Accounts receivable                                                                   (232)           (2,155)
    Prepaid expenses                                                                    (1,155)               50
    Prepaid income taxes                                                                 1,088               745
    Miscellaneous other assets                                                             (17)              (25)
  Increase (decrease) in
    Accounts payable                                                                    (3,548)              358
    Purses due horsemen                                                                    337             2,591
    Uncashed pari-mutuel tickets                                                          (542)             (503)
    Accrued expenses                                                                      (880)              299
    Accrued interest                                                                      (110)              (55)
    Accrued salaries & wages                                                               212                 -
    Customers deposits                                                                     321               171
    Taxes other than income payable                                                         77               462
    Income taxes                                                                         2,640                 -
                                                                              -----------------------------------
Net cash provided by operating activities                                               12,026             9,217
                                                                              -----------------------------------

Cash flows from investing activities
  Expenditures for property and equipment                                               (7,298)           (2,578)
  Proceeds from sale of property and equipment                                             178                 -
  Investment in and advances to unconsolidated affiliate                                     -           (11,250)
  Acquisition of business                                                               (5,845)                -
  Other                                                                                      -               251
                                                                              -----------------------------------
Net cash (used in) investing activities                                                (12,965)          (13,577)
                                                                              -----------------------------------






          See accompanying notes to consolidated financial statements.



                                       PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                                     (in thousands)
                                                       (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                          2000              1999
                                                                                ----------------------------------

Cash flows from financing activities
   Proceeds from sale of common stock                                                      599               424
   Proceeds from long-term debt                                                          4,847            11,500
   Principal payments on long-term debt and capital lease obligations                      (17)           (3,326)
   (Increase) in unamortized financing cost                                                (93)             (580)
                                                                                -----------------------------------

Net cash provided by financing activities                                                5,336             8,018
                                                                                -----------------------------------

Net increase in cash                                                                     4,397             3,658
Cash and cash equivalents at beginning of period                                         9,434             6,826
                                                                                ------------------------------------
Cash and cash equivalents, at end of period                                        $    13,831        $   10,484
                                                                                ====================================





















          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Financial Statement Presentation

         The accompanying consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc. ("Penn"), and its wholly owned subsidiaries, (collectively the "Company"). All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000 and 1999. The results of operations experienced for the six month period ended June 30, 2000 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2000.

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

2.        Wagering Information (in thousands)

                                                                    Three months ended June 30, 2000

                                                                Penn         Pocono       Charles
                                                            National          Downs          Town              Total
Pari-mutuel wagering in-state on
  Company's live races                                     $  14,477     $    6,337     $   7,981       $    28,795
                                                      --------------------------------------------------------------
Pari-mutuel wagering on simulcasting:
  Import simulcasting from other racetracks                   49,722         33,815        12,933            96,470
  Export simulcasting to out of
    state wagering facilities                                 35,680          6,432        18,871            60,983
                                                      --------------------------------------------------------------
                                                              85,402         40,247        31,804           157,453
                                                      --------------------------------------------------------------

Total pari-mutuel wagering                                 $  99,879     $   46,584     $  39,785       $   186,248
                                                      ==============================================================


                                                                    Three months ended June 30, 1999

                                                                Penn         Pocono       Charles
                                                            National          Downs          Town              Total

Pari-mutuel wagering in-state on
  Company's live races                                     $  11,291     $    7,197     $   8,346       $    26,834
                                                      --------------------------------------------------------------
Pari-mutuel wagering on simulcasting:
  Import simulcasting from other racetracks                   49,421         34,831        12,962            97,214
  Export simulcasting to out of
    state wagering facilities                                 20,228          6,348         2,042            28,618
                                                      --------------------------------------------------------------
                                                              69,649         41,179        15,004           125,832
                                                      --------------------------------------------------------------

Total pari-mutuel wagering                                 $  80,940     $   48,376     $  23,350       $   152,666
                                                      ==============================================================



                                                                     Six months ended June 30, 2000

                                                                Penn         Pocono       Charles
                                                            National          Downs          Town              Total

Pari-mutuel wagering in-state on
  Company's live races                                    $   27,822      $   6,337     $  13,751       $    47,910
                                                      --------------------------------------------------------------
Pari-mutuel wagering on simulcasting:
  Import simulcasting from other racetracks                   99,432         66,487        25,531           191,450
  Export simulcasting to out of
    state wagering facilities                                 73,870          6,432        33,564           113,866
                                                      --------------------------------------------------------------
                                                             173,302         72,919        59,095           305,316
                                                      --------------------------------------------------------------

Total pari-mutuel wagering                                $  201,124     $   79,256     $  72,846       $   353,226
                                                      ==============================================================


                                                                     Six months ended June 30, 1999

                                                                Penn         Pocono       Charles
                                                            National          Downs          Town              Total
Pari-mutuel wagering in-state on
  Company's live races                                    $   17,970     $    7,197     $  13,389       $    38,556
                                                      --------------------------------------------------------------
Pari-mutuel wagering on simulcasting:
  Import simulcasting from other racetracks                   77,026         69,995        25,561           172,582
  Export simulcasting to out of
    state wagering facilities                                 37,382          6,348         2,042            45,772
                                                      --------------------------------------------------------------
                                                             114,408         76,343        27,603           218,354
                                                      --------------------------------------------------------------

Total pari-mutuel wagering                                $  132,378     $   83,540     $  40,992       $   256,910
                                                      ==============================================================

3.       Commitments

     At June 30, 2000, the Company was contingently obligated under letters of credit with face amounts aggregating $2,031,000. These amounts consisted of $1,727,000 relating to horsemen's account balances, $104,000 for Pennsylvania pari-mutuel taxes, and $200,000 for purses.

4.       Supplemental Disclosures of Cash Flow Information

         Cash paid during the six months ended June 30, 2000 and 1999 for interest was $4,849,000 and $4,307,204, respectively.

         Cash paid during the three months ended June 30, 2000 and 1999 for income taxes was $1,735,000 and $206,000, respectively.

5.       Subsidiary Guarantors

     Summarized financial information as of June 30, 2000 and December 31, 1999 for the three and six months ended June 30, 2000 and 1999 for Penn National Gaming, Inc. ("Parent"), the Subsidiary Guarantors and Subsidiary Nonguarantors is as follows:


--------------------------------------------------------------------------------------------------------------------------
                                                                               Subsidiary
                                               Parent        Subsidiary              Non-         Elimin-        Consoli-
                                              Company        Guarantors        Guarantors          ations           dated
--------------------------------------------------------------------------------------------------------------------------
As of June 30, 2000
Consolidated Balance Sheet  (In Thousands)
Current assets                           $      3,188   $         6,222    $       12,989   $        (215)   $     22,184
Net property plant and equipment                  815            82,344            47,508               -         130,667
Other assets                                  120,163           170,965             7,598        (247,211)         51,515
--------------------------------------------------------------------------------------------------------------------------
Total                                    $    124,166   $       259,531    $       68,095   $    (247,426)   $    204,366
--------------------------------------------------------------------------------------------------------------------------
Current liabilities                             2,600            24,906             6,958         (10,604)         23,860
Long-term liabilities                          81,981            96,818            53,441        (128,451)        103,789
Shareholders' equity (deficiency)              39,585           137,807             7,696        (108,371)         76,717
--------------------------------------------------------------------------------------------------------------------------
Total                                    $    124,166   $       259,531    $       68,095   $    (247,426)   $    204,366
--------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2000
Consolidated Statement of Income (In Thousands)

Total revenues                           $         57   $        30,393    $       34,925   $      (2,962)   $     62,413
Total operating expenses                       (1,571)           26,878            28,390          (2,962)         50,735
--------------------------------------------------------------------------------------------------------------------------
Income from operations                          1,628             3,515             6,535               -          11,678
Other income (expenses)                        (1,202)              360            (1,161)              -          (2,003)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                        426             3,875             5,374               -           9,675
Taxes on income                                   182             3,267                 -               -           3,449
--------------------------------------------------------------------------------------------------------------------------
Net income                               $        244   $           608    $        5,374   $           -    $      6,226
--------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2000
Consolidated Statement of Income (In Thousands)

Total revenues                           $         63   $        57,283    $       63,643   $      (5,314)   $    115,675
Total operating expenses                       (3,042)           51,733            52,772          (5,314)         96,149
--------------------------------------------------------------------------------------------------------------------------
Income from operations                          3,105             5,550            10,871               -          19,526
Other income (expenses)                        (2,383)              771            (2,323)           (154)         (4,089)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                        722             6,321             8,548            (154)         15,437
Taxes  on income                                  307             5,336                 -             (52)          5,591
--------------------------------------------------------------------------------------------------------------------------
Net income                               $        415   $           985    $        8,548   $        (102)   $      9,846
--------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2000
Consolidated Statement of Cash Flow (In Thousands)

Net cash flows from operating            $     (3,753)  $        (3,151)   $        1,081   $      18,000    $     12,177
activities
Net cash flows from investing                   1,419              (203)           (2,181)        (12,000)        (12,965)
activities
Net cash flows from financing                     961             4,241             5,983          (6,000)          5,185
activities
--------------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in cash                   (1,373)              887             4,883               -           4,397
Cash and cash equivalents at January
1, 2000                                  $      2,544   $         2,538    $        4,352   $           -    $      4,397
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June
30, 2000                                 $      1,171   $         3,425    $        9,235   $           -    $     13,831
--------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
                                                                              Subsidiary
                                              Parent         Subsidiary             Non-          Elimin-       Consoli-
                                             Company         Guarantors       Guarantors           ations          dated
-------------------------------------------------------------------------------------------------------------------------
As of December 31, 1999
Consolidated Balance Sheet (In Thousands)
Current assets                          $      3,651  $           7,669   $        6,523    $         139   $     17,982
Net property, plant and equipment                813             79,932           46,126                -        126,871
Other assets                                 116,170            155,509            1,620         (227,552)        45,747
-------------------------------------------------------------------------------------------------------------------------
Total                                   $    120,634  $         243,110   $       54,269    $    (227,413)  $    190,600
-------------------------------------------------------------------------------------------------------------------------
Current liabilities                     $        (29) $          25,731   $        7,664    $      (8,015)  $     25,351
Long-term liabilities                         82,091             86,556           47,459         (117,129)        98,977
Shareholders' equity (deficiency)             38,572            130,823             (854)        (102,269)        66,272
-------------------------------------------------------------------------------------------------------------------------
Total                                   $    120,634  $         243,110   $       54,269    $    (227,413)  $    190,600
Three months ended June 30, 1999
Consolidated Statement of Income (In Thousands)
Total revenues                          $      4,515  $          22,173   $       20,205    $      (1,510)  $     45,383
Total operating expenses                       2,141             21,291           17,461           (1,510)        39,383
-------------------------------------------------------------------------------------------------------------------------
Income from operations                         2,374                882            2,744                -          6,000
Other income (expenses)                       (1,464)               749           (1,104)               -         (1,819)
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                       910              1,631            1,640                -          4,181
Taxes on income                                  376                609              656                -          1,641
-------------------------------------------------------------------------------------------------------------------------
Net income                              $        534  $           1,022   $          984    $           -   $      2,540
-------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1999
Consolidated Statement of Income (In Thousands)
Total revenues                          $      2,038  $          42,199   $       36,570    $      (2,635)  $     78,172
Total operating expenses                      (2,012)            42,642           32,312           (2,635)        70,307
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                  4,050               (443)           4,258                -          7,865
Other income (expenses)                       (2,969)             1,504           (2,270)                         (3,735)
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     1,081              1,061            1,988                -          4,130
Taxes  on income                                 465                285              818                           1,568
-------------------------------------------------------------------------------------------------------------------------
Net income                              $        616  $             776   $        1,170    $           -   $       2,562
-------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1999
Consolidated Statement of Cash Flow (In Thousands)
Net Cash Flows from Operating           $      6,000  $             239   $        2,978    $           -   $      9,217
Activities
Net Cash Flows from Investing                (11,736)              (745)          (1,096)               -        (13,577)
Activities
Net Cash Flows from Financing                  8,527               (509)               -                -          8,018
Activities
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                    2,791             (1,015)           1,882                -          3,658
Cash and cash equivalents at January 1,        2,001              1,705            3,120                -          6,826
1999
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June       $     4,792   $            690    $        5,002    $           -   $     10,484
30, 1999
-------------------------------------------------------------------------------------------------------------------------

6.       Mississippi Agreement

     On December 10, 1999, the Company entered into two definitive agreements to purchase all of the assets of the Casino Magic hotel, casino, golf resort, recreational vehicle (RV) park and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi, from Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) (NYSE:PNK) for an aggregate of $195 million. These agreements are contingent upon each other. In addition to acquiring all of the operating assets and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties (the "Mississippi Acquisitions"), the Company has entered into a licensing agreement to use Boomtown and Casino Magic names and marks at the properties acquired. The transaction was subject to certain closing conditions including the approval of the Mississippi Gaming Commission, financing and expiration of the applicable Hart-Scott-Rodino waiting period. As part of the agreement, the Company paid a deposit of $5 million to an escrow account, which was refundable if certain conditions were not met. The Company received approval for a gaming license from the Mississippi Gaming Commission on April 20, 2000. On June 14, 2000 the Company entered into a financing commitment letter agreement with Lehman Brothers and CIBC World Markets, Corp., the proceeds of which in part will be used to finance the Mississippi Acquisitions. On August 8, 2000 the Company completed the Mississippi Acquisitions and are now operating both facilities. (See Note 11.)

7.       New Jersey Joint Venture

     The Company's investment in the Joint Venture is accounted for under the equity method, original investments are recorded at cost and adjusted by the Company's share of income or losses of the Joint Venture. The income for the three and six months ended June 30, 2000 of the Joint Venture is included in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income for the three and six months ended June 30, 2000.

Summarized balance sheet information for the Joint Venture as of June 30, 2000 is as follows (in thousands):

 Current assets                                       $      11,027
 Property, plant and equipment, net                          30,220
 Other                                                       17,807
                                               ---------------------

 Total assets                                         $      59,054
                                               =====================

 Current liabilities                                  $       8,858
 Long-term liabilities                                       45,765
 Members' equity                                              4,431
                                               ---------------------

 Total liabilities and members' equity                $      59,054
                                               =====================

Summarized results of operations of the unconsolidated Joint Venture is as follows:  (in thousands)
                             Three Months Ended               Six Months Ended
                                  June 30, 2000                  June 30, 2000
                        ------------------------      -------------------------

Revenues                         $       15,108                 $       29,787
Operating expenses                       11,660                         23,473
                        ------------------------      -------------------------
EBITDA*                          $        3,448                 $        6,314
                        ------------------------      -------------------------
Net Income                       $        1,686                 $        2,860
                        ------------------------      -------------------------


* Earnings before interest, taxes, depreciation and amortization.

         In connection with the refinancing described in Note 11, the Company became a full guarantor of indebtedness of the Joint Venture in the amount of $11.5 million.

8.       Trackpower, Inc. and eBet Limited

     In July 1999, the Company entered into an agreement with Trackpower, Inc. (OTC BB: TPWR) ("Trackpower") to serve as the exclusive pari-mutuel wagering hub operator for Trackpower. Trackpower, up until August 1, 2000, provided direct-to-home digital satellite transmissions of horse racing to its subscriber base. The initial term of the contract is for five years with an additional five-year option available. The Company pays Trackpower a commission on all new revenues earned from their subscriber base. As an additional incentive to enter into the contract, the Company received warrants to purchase 5,000,000 shares of common stock of Trackpower at prices ranging from $1.58 per share to $2.58 per share. The warrants vest at 20% per year and expire on April 30, 2004. The fair market value of the warrants issued will be amortized over the vesting period of one year from the anniversary date of the agreement. As a result of the transition of operations in 1999, the amount to be amortized as a reduction of commissions earned in 2000 by Trackpower was not material.

     In March 2000, the Company entered into a letter of intent with Trackpower and eBet Limited ("eBet") which, if a definitive agreement was executed, would have replaced and restated the above described agreement between the Company and Trackpower. On June 27, 2000, the March 2000 letter of intent was terminated. The Company will continue to work under existing license agreements and contracts entered into with Trackpower prior to March 2000.

9.       Minority Interest Purchase

         On March 15, 2000, the Company purchased from the BDC Group ("BDC"), its joint venture partner in West Virginia, BDC's 11% interest in PNGI Charles Town Gaming Limited Liability Company, which owns and operates Charles Town Races for $6.0 million in cash. The investment is recorded net of the minority interest tax liability of $155,000 or $5.845 million. The Company is in the process of determining the allocation of the purchase price to the various property, plant and equipment accounts. The allocation will be based on the results of a recently completed appraisal on the property. As a result of the purchase, PNGI Charles Town Gaming Limited Liability Company is now a 100%-owned subsidiary of the Company.

10.      Financing Agreement

     On June 14, 2000, the Company entered into a financing commitment letter with Lehman Brothers, Inc. and CIBC World Markets, Corp. for a $350 million credit facility with bank and institutional lenders. On August 8, 2000, the Company completed the credit agreement with Lehman Brothers, Inc. and CIBC World Markets, Corp. as co-arrangers, among others. The proceeds of the credit facility were used to finance the $195 million Mississippi Acquisitions, to refinance the Company's existing debts with First Union National Bank and Bank of America, to purchase the outstanding 10 5/8% Senior Notes and for working capital purposes. The credit facility provides for a $75 million revolving credit facility maturing on August 8, 2005, a $75 million Tranche A term loan maturing on August 8, 2005 and a $200 million Tranche B term loan maturing on August 8, 2006.

     At the Company's option, the revolving credit facility and the Tranche A term loan may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.25% or,
(2) a rate tied to a eurodollar rate plus an applicable margin up to 3.25%. At the Company's option, the Tranche B term loan may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.25% or, (2) a rate tied to a eurodollar rate plus an applicable margin up to 4.00%. The credit facility provides for certain covenants, including those of a financial nature. Substantially all of the Company's assets are pledged as collateral under the Credit Agreement. The outstanding amount under this credit facility as of August 8, 2000 was $312 million. A form 8-K will be filed with further information regarding this Credit Facility.

     On June 29, 2000 the Company commenced a cash tender offer to purchase all of its outstanding $69 million 10 5/8% Senior Notes due 2004 (the "Notes") and a related consent solicitation to eliminate certain restrictive covenants and related provisions in the indenture pursuant to which the notes were issued. The total consideration payable pursuant to the tender offer and consent solicitation to holders who tender Notes (and thereby deliver consents) prior to 5:00pm, New York City time, on the Consent Date (as defined below) will be calculated using a fixed spread of 75 basis points over the bid side yield of the reference U.S. Treasury security on the second business day immediately preceding the expiration date. The total consideration includes a consent fee of $30 per Note. If a holder's Notes are not properly tendered prior to 5:00p.m., New York City time, on the Consent Date, the holder will not receive the consent payment, even though the Notes are subsequently tendered by the expiration date of the tender offer. Under the terms of the tender offer and consent solicitation, holders may not deliver consents without also tendering Notes. The Consent Date is the later of July 17, 2000 or the date on which the Company receives consents from holders of a majority in principal amount of the outstanding Notes. The tender offer was scheduled to expire at 5:00p.m., New York City time, on August 1, 2000 unless extended. The tender offer and the consent solicitation are subject to the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement and the related Consent and Letter of Transmittal that are being sent to all holders of Notes. Subject to the terms and conditions of the tender offer and consent solicitation, the Company will make all payments promptly after the acceptance date.

         On July 18, 2000, the Company announced that holders of more than a majority of the Company's outstanding Notes had tendered Notes and delivered consents in connection with the Company's tender offer and consent solicitation announced on June 29, 2000. Accordingly, the Company and the trustee under the Indenture relating to the Notes have executed and delivered a supplemental indenture containing the amendments described in the Company's Offer to Purchase and Consent Solicitation Statement dated as of June 29, 2000. The amendments will not become operative unless the Notes are accepted for purchase in accordance with the terms of the tender offer. If the amendments become operative, holders of all untendered Notes will be bound thereby.

         On July 28, 2000 the Company announced that it was extending, until 5:00pm on August 8, 2000, the expiration date of the Company's tender offer for its Notes, as a result, the pricing of the tender was extended until 2:00pm on August 4, 2000. The tender offer had previously been scheduled to expire August 1, 2000. The expiration was extended to accommodate the execution and funding of a new credit agreement with a group of lenders as described in the Company's Offer to Purchase and Consent Solicitation Statement dated June 29, 2000 (the "Statement"). The tender offer was completed on August 8, 2000.

11.       Subsequent Events

         On July 31, 2000, the Company announced that it entered into a definitive agreement to acquire CRC Holdings, Inc. ("CRC") which does business as Carnival Resorts and Casinos for $95.8 million and the assumption of approximately $32 million in net debt (the "CRC Acquisition"). CRC is an experienced operator of gaming facilities and the owner of approximately 59% of Louisiana Casino Cruises, Inc. ("LCCI"). The Company also announced that it had entered into a definitive agreement with the minority owners of LCCI to acquire their approximately 41% stake for $32.5 million. Under the terms of the agreement, CRC will divest all of its non-gaming related assets prior to closing. The acquisitions are expected to be accretive to Penn National's results in the first year of operations after closing. In the twelve months ended February 29, 2000 CRC's gaming business, including LCCI, generated approximately $30.6 million in EBITDA.

         LCCI owns and operates the Casino Rouge, a riverboat gaming facility on the east bank of the Mississippi River in Baton Rouge, Louisiana. The Casino Rouge features a four-story, 47,000 square foot riverboat casino replicating a 19th century Mississippi River paddlewheel steamboat, a two-story, 58,000 square foot dockside embarkation facility and parking for 1,650 cars. The riverboat has a capacity of 1,800 patrons and emphasizes spaciousness and excitement with its generous aisle space, 15-foot ceilings, a large central atrium and specially designed lighting. The Casino Rouge offers 28,000 square feet of gaming space spread over three decks with 974 gaming machines and 42 table games. The dockside embarkation facility offers a panoramic view of the Mississippi River and a variety of amenities including a 268-seat buffet, bar and lounge areas, meeting and planning space and a gift shop. The Casino Rouge cruises eight times a day. Located on a 23-acre site, five acres of which are owned by LCCI, the Casino Rouge is within approximately one mile of both Interstate 10 and Interstate 110. For the year ended November 30, 1999 the Casino Rouge had a 61.9% share of the Baton Rouge gaming market casino revenues, as reported by the Louisiana State Police, a regulatory body governing the market.

         CRC also has a management contract for Casino Rama which is in effect until 2011. Casino Rama is located approximately 80 miles north of Toronto, Canada, in Orillia, Canada on the Chippewas of Mnjikaning First Nation land. Casino Rama, with 75,000 square feet of gaming space, features 2,300 slot machines and 110 table games as well as a buffet, two restaurants, a nightclub, a retail center and a 3,000 seat outdoor theater. The Casino Rama facility is currently undergoing a U.S. $160 million expansion.

         Since opening in 1996, Casino Rama has built its revenues to approximately U.S. $354 million in 1999. Casino Rama's daily win per position at U.S. $320 in 1999 ranks among the highest of casinos in the U.S. and Canada. The transaction, expected to close in the first half of 2001, is subject to regulatory and other approvals in both Louisiana and Canada, financing, the expiration of the applicable Hart-Scott-Rodino waiting period and other customary closing conditions.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The percentage of the Company's revenue derived from gaming operations has increased over the last few years as a result of the gaming operations at the Charles Town Entertainment Complex. The Company expects that the Mississippi Acquisitions and the continued expansion of the Charles Town Entertainment Complex will cause this trend to continue. In the future the Company expects to alter the presentation of certain of its financial information to better capture this trend.

Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999

         Revenues for the three months ended June 30, 2000 increased by approximately $17.0 million or 37.5% to $62.4 million from $45.4 million for the three months ended June 30, 1999. At Charles Town, the increase in revenues ($14.7 million) is attributed to the operation of an average of 1,406 gaming machines for the three months ended June 30, 2000 compared to 915 gaming machines for the three months ended June 30, 1999. Operating expenses for the three months ended June 30, 2000 increased by approximately 11.3 million or 28.8% to $50.7 million from $39.4 million for the three months ended June 30, 1999. Income from operations increased by $5.7 million or 94.7% to $11.7 million for the three months ended June 30, 2000 from $6.0 million for the three months ended June 30, 1999. Other expenses for the three months ended June 30, 2000 and 1999 consisted of approximately $2.0 million and $1.8 million, respectively, of net interest primarily due to the 10.625% Senior Notes and the Revolving Credit Facility. Taxes on income increased by $1.8 million to $3.4 million for the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999. Net income increased by $3.7 million to $6.2 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999.

The results of operations for the three months ended June 30, 1999 and 2000 by property level are summarized as follows: (in thousands)

                    Charles Town Racing                Penn National and               Pocono Downs and OTWs
                         and Gaming                          OTWs
                        1999        2000                1999         2000                 1999         2000
                        ----        ----                ----         ----                 ----         ----
Revenues
Gaming              $ 13,768     $26,878            $      -     $      -            $       -    $       -
Racing                 4,763       5,214              13,668       15,406                9,674        9,483
Other                  1,674       2,833               1,241        1,328                  859          871
                -------------------------         ------------------------         -------------------------

Total revenues        20,205      34,925              14,909       16,734               10,533       10,354
                -------------------------         ------------------------         -------------------------

Expenses
Gaming                 9,674      18,075                   -            -                    -            -
Racing                 3,835       4,101              10,652       12,086                6,705        6,827
Other*                 2,333       3,353               1,807        1,885                1,160        1,142
                -------------------------         ------------------------         -------------------------

Total expenses        15,842      25,529              12,459       13,971                7,865        7,969
                -------------------------         ------------------------         -------------------------

EBITDA
Gaming                 4,094       8,803                   -            -                    -            -
Racing                   928       1,113               3,016        3,320                2,969        2,656
Other                   (659)       (520)               (566)        (557)                (301)        (271)
                -------------------------         ------------------------         -------------------------

Total EBITDA        $  4,363     $ 9,396            $  2,450     $  2,763            $   2,668    $   2,385
                =========================         ========================         =========================

* Other expenses include property level general and administrative expenses and excludes corporate overhead and non-recurring expenses.

Charles Town Entertainment Complex

         Revenues increased at Charles Town by approximately $14.7 million or 72.8% to $34.9 million in 2000 from $20.2 million in 1999. Gaming revenue increased by $13.1 million or 95.2% to $26.9 million in 2000 from $13.8 million in 1999 due to the addition of 565 new reel spinning, coin-out slot machines since the second quarter of last year. The average number of machines in play increased to 1,406 in 2000 from 915 in 1999 and the average win per machine increased to $211 in 2000 from $164 in 1999. Racing revenue increased by $.5 million or 9.7% to $5.2 million in 2000 from $4.7 million in 1999. The live meet consisted of 60 race days in 2000 and 1999 and a change in the schedule from a Wednesday afternoon race program to a Thursday evening race program to accommodate export simulcasting. Charles Town began exporting its live race program to tracks across the country on June 5, 1999 and generated export simulcasting revenues of $566,000 for 2000 compared to $61,000 in 1999. Concession and other revenues increased by approximately $1.1 million or 69.2% to $2.8 million in 2000 from $1.7 million in 1999 due to increased attendance for gaming and racing and the expansion of the concession areas, dining room and buffet area. Operating expenses increased by $9.7 million or 61.1 % to $25.5 million in 2000 from $15.8 million in 1999. The increase was due to an increase in direct costs associated with additional wagering on horse racing and gaming machine play, the addition of gaming machines and floor space (new temporary facility for gaming machines), export simulcast expenses and expanded concession and dining capability and capacity. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased by $5.0 million or 115.4% to $9.4 million in 2000 from $4.4 million in 1999.

Penn National Race Course and OTW Facilities  (Penn National Race Course)

         Penn National Race Course had an increase in revenue of approximately $1.8 million or 12.2% to $16.7 million in 2000 from $14.9 million in 1999. The increase in revenues is attributed to Penn National Race Course running 51 live race days in 2000 compared to 32 live race days in 1999 resulting in an increase in live racing commissions and export simulcasting revenue. Expenses increased by approximately $1.5 million or 12.1% to $14.0 million in 2000 from $12.5 million in 1999.

Pocono Downs and OTW Facilities (Pocono Downs)

         Revenues at Pocono Downs decreased by $.2 million or 1.7% to $10.3 million in 2000 from $10.5 million in 1999. Revenue decreased at Allentown and Hazleton due to loss of Penn National Race Course customers wagering at Pocono Downs sites during the 1999 strike. Expenses increased by approximately $.1 million or 1.3% to $8.0 million in 2000 from $7.9 million in 1999.

New Jersey Joint Venture

         On July 29, 1999, after receiving the necessary approvals from the New Jersey Racing Commission and the necessary consents from the holders of its 10.625% Senior Notes due 2004, Series B, the Company completed its investment in the Joint Venture. The Joint Venture operates Freehold Raceway and Garden State Race Track. Summarized results of operations of the unconsolidated Joint Venture for the period ended June 30, 2000 include $15.1 million in revenue, $11.6 million in operating expenses and net income of $1.7 million. The Company's 50% share of net income or $.8 million is recorded as "Earnings from unconsolidated affiliates" on the income statement.

Capital Expenditures

         The Company had capital expenditures of $5.2 million in 2000 compared to $1.1 million in 1999. Capital expenditures at Charles Town were approximately $3.7 million for the indoor paddock project that will be the new gaming floor space for 500 machines ($1.6 million), 174 new reel spinning, coin-out slot machines ($1.3 million), and equipment replacement and upgrades ($.8 million). Capital expenditures at Penn National and its OTW facilities ($.2 million) and Pocono Downs and its OTW facilities ($.1 million) were for normal equipment replacement and leasehold improvements. Pocono Downs has also spent $1.2 million on the construction of its new OTW facility in East Stroudsburg, Pennsylvania. The new OTW opened July 31, 2000. As a result, depreciation and amortization increased $.1 million or 2.9% to $2.2 million in 2000 from $2.1 million in 1999.

Six Months Ended June 30, 2000 Compared To Six Months Ended June 30, 1999

         Revenues for the six months ended June 30, 2000 increased by approximately $37.5 million or 48.0% to $115.7 million from $78.2 million for the six months ended June 30, 1999. Operating expenses for the six months ended June 30, 2000 increased by approximately 25.8 million or 36.8% to $96.1 million from $70.3 million for the six months ended June 30, 1999. Income from operations increased by 11.7 million or 148.2% to $19.5 million for the six months ended June 30, 2000 from $7.8 million for the six months ended June 30, 1999. Other expenses for the six months ended June 30, 2000 and 1999 consisted of approximately $4.1 million and $3.7 million, respectively, of net interest primarily due to the 10.625% Senior Notes and the Revolving Credit Facility. Taxes on income increased by $4.0 million to $5.6 million for the six months ended June 30, 2000 from $1.6 million for the six months ended June 30, 1999. Net income increased by 7.3 million to $9.8 million for the six months ended June 30, 2000 from $2.5 million for the six months ended June 30, 1999.

The results of operations for the six months ended June 30, 1999 and 2000 by property level are summarized as follows: (in thousands)

                    Charles Town Racing                Penn National and               Pocono Downs and OTWs
                         and Gaming                          OTWs
                        1999        2000                1999         2000                 1999         2000
                        ----        ----                ----         ----                 ----         ----
Revenues
Gaming             $  25,206     $49,059            $      -     $      -             $      -     $      -
Racing                 8,575       9,612              21,447       30,474               17,276       16,899
Other                  2,789       4,972               1,892        2,532                1,389        1,446
                -------------------------         ------------------------         -------------------------

Total revenues        36,570      63,643              23,339       33,006               18,665       18,345
                -------------------------         ------------------------         -------------------------

Expenses
Gaming                18,622      33,514                   -            -                    -            -
Racing                 6,957       7,671              16,657       23,804               11,637       12,140
Other*                 3,740       6,284               2,874        3,675                2,133        2,230
                -------------------------         ------------------------         -------------------------

Total expenses        29,319      47,469              19,531       27,479               13,770       14,370
                -------------------------         ------------------------         -------------------------

EBITDA
Gaming                 6,584      15,545                   -            -                    -            -
Racing                 1,618       1,941               4,790        6,670                5,639        4,759
Other                   (951)     (1,312)               (982)      (1,143)                (744)        (784)
                -------------------------         ------------------------         -------------------------

Total EBITDA       $   7,251     $16,174            $  3,808     $  5,527             $  4,895     $  3,975
                =========================         ========================         =========================

* Other expenses include property level general and administrative expenses and excludes corporate overhead and non-recurring expenses.

Charles Town Entertainment Complex

         Revenues increased at Charles Town by approximately $27.1 million or 74.0% to $63.6 million in 2000 from $36.5 million in 1999. Gaming revenue increased by $23.9 million or 94.6% to $49.1 million in 2000 from $25.2 million in 1999 due to the addition of 136 new video lottery machines and 565 new reel spinning, coin-out slot machines since January of last year. The average number of machines in play increased to 1,435 in 2000 from 876 in 1999 and the average win per machine increased to $190 in 2000 from $157 in 1999. Racing revenue increased by $1.0 million or 12.1% to $9.6 million in 2000 from $8.6 million in 1999. The live meet consisted of 105 race days in 2000 and compared to 99 race days in 1999 and a change in the schedule from a Wednesday afternoon race program to a Thursday evening race program in 2000 to accommodate export simulcasting. Charles Town began exporting its live race program to tracks across the country on June 5, 1999 and generated export simulcasting revenues of $1,031,000 for 2000 compared to $61,000 in 1999. Concession and other revenues increased by approximately $2.2 million or 78.3% to $5.0 million in 2000 from $2.8 million in 1999 due to increased attendance for gaming and racing and the expansion of the concession areas, dining room and buffet area. Operating expenses increased by $18.1 million or 61.2 % to $47.4 million in 2000 from $29.3 million in 1999. The increase was due to an increase in direct costs associated with additional wagering on horse racing and gaming machine play, the addition of gaming machines and floor space (new temporary facility for gaming machines), export simulcast expenses and expanded concession and dining capability and capacity. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased by $8.9 million or 123.1% to $16.2 million in 2000 from $7.3 million in 1999.

Penn National Race Course and OTW Facilities  (Penn National Race Course)

         Penn National Race Course had an increase in revenue of approximately $9.7 million or 41.4% to $33.0 million in 2000 from $23.3 million in 1999. The increase in revenues is attributed to Penn National Race Course running 99 live race days in 2000 compared to 50 live race days in 1999 resulting in an increase in live racing commissions and export simulcasting revenue. Penn National only ran 50 live race days in 1999 due to the Horsemen action in the first quarter that resulted in the closure of all of the facilities from February 16 to March 24, 1999. Expenses increased by approximately $6.7 million or 32.2% to $27.5 million in 2000 from $20.8 million in 1999.

Pocono Downs and OTW Facilities (Pocono Downs)

         Revenues at Pocono Downs decreased by $.3 million or 1.7% to $18.3 million in 2000 from $18.6 million in 1999. Revenue decreased at Allentown and Hazleton due to loss of Penn National Race Course customers wagering at Pocono Downs sites during the 1999 horsemen action. Expenses increased by approximately $.6 million or 4.3% to $14.4 million in 2000 from $13.8 million in 1999.

New Jersey Joint Venture

         Summarized results of operations of the unconsolidated Joint Venture for the six months ended June 30, 2000 were $29.8 million in revenue, $23.5 million in operating expenses and net income of $2.8 million. The Company's 50% share of net income or $1.4 million is recorded as "Earnings from unconsolidated affiliates" on the income statement.

Capital Expenditures

         The Company had capital expenditures of $7.3 million in 2000 compared to $2.6 million in 1999. Capital expenditures at Charles Town were approximately $5.1 million for the indoor paddock project that will be the new gaming floor space for 500 machines ($1.7 million), 174 new reel spinning, coin-out slot machines ($1.3 million) and equipment replacement and upgrades ($2.3 million). Capital expenditures at Penn National and its OTW facilities ($.3 million) and Pocono Downs and its OTW facilities ($.2 million) were for normal equipment replacement and leasehold improvements. Pocono Downs has also spent $1.5 million on the construction of its new OTW facility in East Stroudsburg, Pennsylvania. The new OTW opened July 31, 2000. As a result, depreciation and amortization increased $.2 million or 5.4% to $4.4 million in 2000 from $4.1 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from issuance of equity securities.

         Net cash provided from operating activities was $12.0 million for the period ended June 30, 2000. This consisted of net income and non-cash expenses ($13.8 million), a decrease in prepaid income taxes ($1.1 million) and an increase in corporate income tax liability ($2.6 million) due to an increase in taxable income, a decrease in accounts payable and accrued expenses due to completion of construction for the temporary facility at Charles Town ($4.2 million), an increase in prepaid expenses for the Mississippi acquisition ($.8 million) and other expenses ($.4 million), and other changes in certain assets and liabilities ($.1 million).

         Cash flows used in investing activities for the period ended June 30, 2000 ($13.0 million) consisted of the Company's buyout of the 11% interest in Charles Town that was owned by other investors ($5.9 million), machinery, equipment and improvements at Charles Town ($2.3 million), 174 new reel spinning, coin-out slot machines at Charles Town ($1.3 million), construction of the new gaming area at Charles Town ($1.6 million), equipment replacement and building improvements at Penn National ($.3 million) and Pocono Downs ($.2 million) facilities, and construction of the East Stroudsburg OTW facility ($1.5 million).

         Cash flows provided by financing activities ($5.3 million) consisted of borrowings under the credit facility ($4.8 million) for Charles Town expansion and proceeds from the exercise of stock options and warrants ($.6 million). This was offset by an increase in financing costs ($.1 million) for amending the credit facility.

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

         In fiscal year 2000, the Company anticipates spending approximately $21.5 million on capital expenditures at its racetrack and OTW facilities. The Company anticipates expending approximately $18.2 million at the Charles Town Entertainment Complex for player tracking ($.7 million), new slot machines and conversion kits ($2.1 million), paddock casino and interior renovations ($7.4 million), machinery and equipment ($2.0 million) and other projects including construction of a structured parking facility, design and planning for a new hotel ($6.0 million). The Company also plans to spend approximately $261,000 at Pocono Downs, $550,000 at Penn National, $400,000 at the OTW facilities for building improvements and equipment and $2.0 million on building improvements and equipment for its new OTW facility in East Stroudsburg, Pennsylvania. The Company spent approximately $7.3 million on these projects through June 30, 2000.

         The Company entered into its Credit Facility with Bankers Trust Company, as Agent in 1996. This Credit Facility was amended and restated on January 29, 1999 with First Union National Bank replacing Bankers Trust Company, as Agent. The Credit Facility, as amended, provides for a $20 million revolving Credit Facility, including a $3 million sub-limit for standby letters of credit and a $5 million term loan. Under the terms of the Credit Facility, as amended, the Company borrowed an additional $11.5 million which was used to finance its share of the New Jersey Joint Venture (see Note 4). The outstanding amount under this Credit Facility as of June 30, 2000 was $12.9 million at an interest rate of 9.16%. The credit facility was repaid on August 8, 2000.

         On December 13, 1999, the Company entered into a $20.0 million Senior Secured Multiple Draw Term Loan with Bank of America, as an Agent for a bank group. The term loan was payable in quarterly installments of $1.3 million principle plus interest. The loan was secured by gaming equipment and improvements at the Charles Town Entertainment Complex. Part of the term loan was used to repay the $5.0 million First Union term loan and the balance will be used to finance gaming equipment and improvements at the Charles Town Entertainment Complex. The outstanding amount under this credit facility as of June 30, 2000 was $ 13.9 million at an interest rate of 9.15%. The credit facility was repaid on August 8, 2000.

     On June 14, 2000, the Company entered into a financing commitment letter with Lehman Brothers, Inc. and CIBC World Markets, Corp. for a $350 million credit facility with bank and institutional lenders. On August 8, 2000, the Company completed the credit agreement with Lehman Brothers, Inc. and CIBC World Markets Corp. as co-arrangers among others. The proceeds of the credit facility were used to finance the $195 million Mississippi acquisition, to refinance the Company's existing debts with First Union National Bank and Bank of America, to purchase the outstanding 10 5/8% Senior Notes and for working capital purposes. The credit facility provides for a $75 million revolving credit facility maturing on August 8, 2005, a $75 million Tranche A term loan maturing on August 8, 2005 and a $200 million Tranche B term loan maturing on August 8, 2006.

     At the Company's option, the revolving credit facility and the Tranche A term loan may bear the interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.25% or,
(2) a rate tied to a eurodollar rate plus an applicable margin up to 3.25%. At the Company's option, the Tranche B term loan may bear the interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.25%, or, (2) a rate tied to a eurodollar rate plus an applicable margin up to 4.00%. The credit facility provides for certain covenants, including those of a financial nature. Substantially all of the Company's assets are pledged as collateral under the Credit agreement. The outstanding amount under this credit facility as of August 8, 2000 was $312 million. A form 8-K will be filed with further information regarding this Credit Facility.

         The Company currently estimates that the cash generated from operations and available borrowings under the new credit facilities will be sufficient to finance its current operations and planned capital expenditure requirements, not including the CRC Acquisition. There can be no assurance, however, that the Company will not be required to seek additional capital, in addition to that available from the foregoing sources. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or, if available, on terms acceptable to the Company.

Item 3.  Changes in Information about Market Risk

         Most of the Company's debt obligations at June 30, 2000 were fixed rate obligations, and management, therefore, does not believe that the Company has any material risk from its debt obligations.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Penn National Gaming, Inc.

August 14, 2000                            By:  /s/Robert S. Ippolito

Date                                       Chief Financial Officer
                                           Secretary/Treasurer
                                       32