Form 10-Q
period 2000-09-30
PENN NATIONAL GAMING INC
filed 2000-11-14
CIK 921738

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                       Outstanding as of  November 10, 2000

Common stock par value .01 per share        15,029,475







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

                   Penn National Gaming, Inc. and Subsidiaries

                                      INDEX



PART I - FINANCIAL INFORMATION                                          Page

Item 1. Financial Statements

Consolidated Balance Sheets -
   September 30, 2000 & December 31, 1999 (unaudited)                   4-5

Consolidated Statements of Income -
   Nine Months Ended September 30, 2000 and 1999 (unaudited)              6

Consolidated Statements of Income -
   Three Months Ended September 30, 2000 and 1999 (unaudited)             7

Consolidated Statement of Shareholder's Equity -
   Nine Months Ended September 30, 2000, (unaudited)                      8

Consolidated Statement of Cash Flow -
   Nine Months Ended September 30, 2000 and 1999 (unaudited)           9-10

Notes to Consolidated Financial Statements                            11-16


Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                 17-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk       22


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 23

Signature Page                                                           24

Part I.  Financial Information
Item 1.  Financial Statements

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                       September 30,          December 31,
                                                                                2000                  1999
                                                                         (Unaudited)
                                                                       ------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                $ 20,402              $  9,434
  Accounts receivable                                                         8,494                 4,779
  Prepaid expenses and other current assets                                   6,144                 1,793
  Deferred income taxes                                                         538                   888
  Prepaid income tax                                                            245                 1,088
                                                                       ----------------------------------
Total current assets                                                         35,823                17,982
                                                                       ----------------------------------

Property, plant and equipment, at cost
  Land and improvements                                                      78,168                27,988
  Building and improvements                                                 139,298                70,870
  Furniture, fixtures and equipment                                          69,932                36,195
  Transportation equipment                                                      913                   860
  Leasehold improvements                                                     11,631                 9,802
  Construction in progress                                                    9,998                 1,980
                                                                       ----------------------------------
                                                                            309,940               147,695
Less accumulated depreciation and amortization                               27,371                20,824
                                                                       ----------------------------------
Net property, plant and equipment                                           282,569               126,871
                                                                       ----------------------------------

Other assets
 Investment in and advances to unconsolidated affiliate                      14,507                12,862
 Cash in escrow                                                               5,008                 5,000
 Excess of cost over fair market value of net assets acquired
 (net of accumulated amortization of $3,359 and $2,611
  respectively)                                                              79,660                21,582
 Deferred financing costs                                                     9,860                 5,014
 Miscellaneous                                                                3,307                 1,289
                                                                       ----------------------------------
Total other assets                                                          112,342                45,747
                                                                       ----------------------------------
                                                                           $430,734              $190,600
                                                                       ==================================






          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                                      September 30,      December 31,
                                                                               2000              1999
                                                                        (Unaudited)
                                                                       ------------------------------
Liabilities and Shareholders' Equity
Current liabilities
  Current maturities of long-term debt and
      capital lease obligations                                         $  10,563           $   5,160
  Accounts payable                                                         13,578              10,210
  Purses due horsemen                                                       1,009               2,114
  Uncashed pari-mutuel tickets                                              1,150               1,351
  Accrued expenses                                                          7,555               2,694
  Accrued interest                                                          1,372                 433
  Accrued salaries and wages                                                4,943               1,098
  Customer deposits                                                         1,006                 800
  Taxes, other than income taxes                                            2,014               1,491
                                                                       ------------------------------
Total current liabilities                                                  43,190              25,351
                                                                       ------------------------------

Long-term Liabilities
  Long-term debt and capital lease obligations,
    net of current maturities                                             298,236              86,053
  Deferred income taxes                                                    13,145              12,924
                                                                       ------------------------------
Total long-term liabilities                                               311,381              98,977
                                                                       ------------------------------

Commitments and contingencies
Shareholders' equity
 Preferred stock, $.01 par value, authorized 1,000,000 shares;
    issued none                                                              --                  --
Common stock, $.01 par value, authorized 20,000,000 shares;
   issued 15,432,675 and 15,314,175, respectively                             154                 153
Treasury stock, 424,700 shares at cost                                     (2,379)             (2,379)
Additional paid-in capital                                                 39,152              38,527
Retained earnings                                                          39,236              29,971
                                                                       ------------------------------
Total shareholders' equity                                                 76,163              66,272
                                                                       ------------------------------

                                                                        $ 430,734           $ 190,600
                                                                       ==============================








          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30,

                                                                       2000                1999
                                                                   -------------------------------
Revenues
   Gaming                                                           $  99,895            $  40,069
   Racing                                                              87,960               76,062
   Other revenue                                                       18,903                9,608
                                                                   -------------------------------
Total revenues                                                        206,758              125,739
                                                                   -------------------------------

Operating expenses
   Gaming                                                              69,510               25,777
   Racing                                                              63,821               61,587
   Other operating expenses                                            14,600                8,082
   General and administrative                                          15,977                9,614
   Depreciation and amortization                                        8,457                6,469
                                                                   -------------------------------
Total operating expenses                                              172,365              111,529
                                                                   -------------------------------

Income from operations                                                 34,393               14,210
                                                                   -------------------------------

Other income (expenses)
 Interest (expense)                                                   (11,004)              (6,508)
 Interest income                                                        1,334                  976
 Other                                                                      1                   (7)
                                                                   -------------------------------
Total other (expenses)                                                 (9,669)              (5,539)
                                                                   -------------------------------

Income before taxes and extraordinary income                           24,724                8,671
Taxes on income                                                         8,876                3.271
                                                                   -------------------------------
Income before extraordinary item                                       15,848                5,400
Extraordinary item, loss on early extinguishment of debt,
   net of income taxes of $4,615                                       (6,583)                 --
Net income                                                         -------------------------------
                                                                    $   9,265            $   5,400
                                                                   -------------------------------

Per share data
     Basic
       Income before extraordinary item                             $    1.06            $     .36
       Extraordinary item                                                (.44)                --
                                                                   -------------------------------
       Net Income                                                   $     .62            $     .36
                                                                   -------------------------------
    Diluted
       Income before extraordinary item                             $    1.03            $     .36
       Extraordinary items                                               (.43)                --
                                                                   -------------------------------
       Net Income                                                   $     .60            $     .36
                                                                   -------------------------------

Weighted shares outstanding
     Basic                                                             14,948               14,812
     Diluted                                                           15,407               15,179




          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                         September 30,

                                                                     2000               1999
                                                                ---------------------------------
Revenues
   Gaming                                                       $      50,215         $   15,030
   Racing                                                              30,933             28,514
   Other  revenue                                                       9,934              4,023
                                                                ---------------------------------
Total revenues                                                         91,082             47,567
                                                                ---------------------------------

Operating expenses
   Gaming                                                              34,902              9,521
   Racing                                                              21,776             23,081
   Other operating expenses                                             8,040              3,115
   General and administrative                                           7,407              3,180
   Depreciation and amortization                                        4,089              2,324
                                                                --------------------------------
Total operating expenses                                               76,214             41,221
                                                                --------------------------------

Income from operations                                                 14,868              6,346
                                                                --------------------------------

Other income (expenses)
 Interest (expense)                                                    (6,188)            (2,175)
 Interest income                                                          607                370
 Other                                                                      1                  -
                                                                --------------------------------
Total other (expenses)                                                 (5,580)            (1,805)
                                                                --------------------------------

Income before taxes and extraordinary item                              9,288              4,541
Taxes on income                                                         3,286              1,703
                                                                --------------------------------
Income before extraordinary item                                        6,002              2,838
Extraordinary item, loss on early extinquishment of debt,
    net of  income taxes of $4,615                                     (6,583)                 -
                                                                --------------------------------
Net income (loss)                                               $        (581)        $    2,838
                                                                --------------------------------

Per share data
    Basic
       Income before extraordinary item                         $         .40         $      .19
       Extraordinary item                                                (.44)                 -
                                                                --------------------------------
       Net income (loss)                                        $        (.04)        $      .19
                                                                --------------------------------
    Diluted
       Income before extraordinary item                         $         .39         $      .19
        Extraordinary item                                               (.43)                 -
                                                                --------------------------------
        Net income (loss)                                       $        (.04)        $      .19
                                                                --------------------------------
Weighted shares outstanding
     Basic                                                             15,007             14,868
     Diluted                                                           15,504             15,242



          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)


                                                                                        Additional
                                         Common Stock                  Treasury       Paid-In      Retained
                                         Shares         Amounts          Stock        Capital      Earnings     Total
                                         ------         -------          -----        -------      --------     -----

Balance, at January 1, 2000            15,314,175      $     153      $   (2,379)   $    38,527   $  29,971   $  66,272

Issuance of common stock                  118,500              1             -              625           -         626

Net income for the nine months
      ended September 30, 2000                  -              -             -                -       9,265       9,265
                                     ----------------------------------------------------------------------------------


Balance, at September 30, 2000         15,432,675      $     154      $   (2,379)   $    39,152   $  39,236   $  76,163
                                     ==================================================================================




          See accompanying notes to consolidated financial statements.

                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                      2000             1999
                                                                  ----------------------------
Cash flows from operating activities
  Net income                                                       $   9,265         $   5,399
    Adjustments to reconcile net income to net cash
        provided by operating activities
     Depreciation and amortization                                     8,457             6,469
     Income from unconsolidated affiliates                            (1,645)             --
     Extraordinary loss relating to early extinguishment of debt      11,198
     Deferred income tax                                                 571               861
  Decrease (increase) in
     Accounts receivable                                              (3,715)             (740)
     Prepaid expenses and other current assets                        (4,584)             (584)
     Prepaid income taxes                                                843               859
     Miscellaneous other assets                                       (2,013)              (42)
  Increase (decrease) in
     Accounts payable                                                  3,368               657
     Purses due horsemen                                              (1,105)            1,720
     Uncashed pari-mutuel tickets                                       (201)             (590)
     Accrued expenses                                                  4,859                88
     Accrued interest                                                    939             1,788
     Accrued salaries and wages                                        3,845               217
     Customers deposits                                                  206               280
     Taxes other than income taxes                                       523               783
      Income taxes payable                                              --                  74
                                                                  ----------------------------
Net cash provided by operating activities                             30,811            17,239
                                                                  ----------------------------

Cash flows from investing activities
     Expenditures for property, plant and equipment                  (17,348)           (5,002)
     Proceeds from sale of property and equipment                        151              --
     Investment in and advances to unconsolidated affiliate             --             (12,269)
    Acquistion of business,net of cash acquired                     (203,906)              251
                                                                          (8)             --
    Cash in escrow
                                                                  ----------------------------
Net cash (used) in investing activities                             (221,111)          (17,020)
                                                                  ----------------------------















          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                  2000          1999
                                                                            ------------------------------

Cash flows from financing activities
   Proceeds from sale of common stock                                                 626              503
   Proceeds from long term debt                                                   319,895           11,500
   Principal payments on long-term debt and capital lease obligations            (102,310)          (6,034)
   (Increase) in unamortized financing cost                                      ( 10,258)          (3,237)
    Payment of Senior Notes tender fees                                          (  6,685)               -
                                                                            -------------     ------------
Net cash provided  by financing activities                                        201,268            2,732
                                                                            -------------     ------------

Net increase in cash and cash equivalents                                          10,968            2,951

Cash and cash equivalents, at beginning of period                                   9,434            6,826
                                                                            -------------     ------------
Cash and cash equivalents, at end of period                                     $  20,402         $  9,777
                                                                            =============     ============









           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        Basis of Financial Statement Presentation

         The accompanying consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc., (Penn) and its wholly owned subsidiaries, (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) which have been made are necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999. The results of operations for the nine month period ending September 30, 2000 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2000.

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

2. Commitments

         At September 30, 2000, the Company was contingently obligated under letters of credit with face amounts aggregating $2,031,000. These amounts consisted of $1,727,000 relating to horsemen's account balances, $104,000 for Pennsylvania pari-mutuel taxes and $200,000 for purses.

3. Mississippi Acquisitions

         On December 10, 1999, the Company entered into two definitive agreements to purchase substantially all of the assets of the Casino Magic Bay St. Louis hotel, casino, golf resort, recreational vehicle (RV) park and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi, from Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) (NYSE:PNK) for an aggregate of $195 million (the "Mississippi Acquisitions"). In addition, the Company has entered into licensing agreements to use the Boomtown and Casino Magic Bay St. Louis names and marks for specified periods. On August 8, 2000 the Company entered into a new $350 million senior secured credit facility with Lehman Brothers and CIBC World Markets, Corp. A portion of the proceeds of the new credit facility were used to finance the Mississippi Acquisitions which was consummated on August 8, 2000.

         Unaudited pro forma financial information for the nine months ended September 30, 2000 and the nine months ended September 30, 1999, as though the Mississippi Acquisitions had occurred on January 1, 1999, is as follows:

                                                   For the nine months ended
                                                           September 30,
                                                            (Unaudited)
                                                  -----------------------------
                                                        1999           2000
                                                  -----------------------------

Revenues                                            $245,633          $303,960
Net Income Before Extraordinary Item                   5,484            15,816
Extraordinary Item, Net of Income Tax Benefit           --              (6,583)
Net Income                                             5,484             9,233

Net Income Per Common Share
         Basic                                      $   0.37          $   0.62
         Diluted                                        0.36              0.60

Weighted Shares Outstanding
         Basic                                        14,812            14,948
         Diluted                                      15,179            15,407

4. New Jersey Joint Venture

         The Company's investment in the Joint Venture is accounted for under the equity method, original investments are recorded at cost and adjusted by the Company's share of income or losses of the Joint Venture. The income for the three and nine months ended September 30, 2000 and 1999 of the Joint Venture is included in other revenue in the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2000 and 1999.

         Summarized balance sheet information for the Joint Venture as of September 30, 2000 is as follows (in thousands):



         Current assets                              $  14,101
         Property, plant and equipment, net             30,035
         Other                                          17,632
                                                     ---------
         Total assets                                $  61,768
                                                     ---------
         Current liabilities                         $  10,328

         Long-term liabilities                          45,381
         Members' equity                                 6,059
                                                     ---------
         Total liabilities and members' equity       $  61,768
                                                     ---------

         Summarized results of operations of the unconsolidated Joint Venture (commencing July 30, 1999) for the three and nine month periods ended September 30, 2000 are as follows (in thousands):


                                               Three Months Ended
                                                  September 30,
                                              2000          1999
                                         -------------- ------------

         Revenues                          $   14,266      $  10,471
         Operating expenses                    10,834          8,325
                                         -------------- ------------
         EBITDA*                                3,432          2,146
                                         -------------- ------------
         Net Income                        $    1,628      $   1,032
                                         -------------- ------------

                                               Nine Months Ended
                                                 September 30,
                                              2000           1999
                                         ---------------------------

         Revenues                          $   45,094      $  10,471
         Operating expenses                    35,348          8,325
                                         ---------------------------
         EBITDA*                                9,746          2,146
                                         ---------------------------
         Net Income                        $    4,488      $   1,032
                                         ---------------------------

         * Earnings before interest, depreciation, taxes, and amortization

5.        Supplemental Disclosures of Cash Flow Information

         Cash paid during the nine months ended September 30, 2000 and 1999 for interest was $10,025,000 and $4,715,000, respectively.

         Cash paid during the nine months ended September 30, 2000 and 1999 for income taxes was $2,984,000 and $1,463,000, respectively.

6.       Long-Term Debt and Capital Lease Obligations

         Long-term debt and capital lease obligations are as follows:



                                                                    September 30,       December 31,
                                                                             2000               1999
                                                                       (unaudited)
                                                                  ----------------------------------
                                                                              (In thousands)


                 Long-term debt

                       $350 million senior secured credit facility
                  with banks and institutional lenders including a
                  $75 million revolving facility, a $75 million
                  Tranche A term loan maturing on August 8, 2005
                  and a $200 million Tranche B term loan maturing
                  on August 8, 2006. This credit facility is
                  secured by substantially all of the assets of
                  the Company (see additional information below
                  under Credit Facility).                            $     308,625        $       --

                       $80 million Senior Notes, due December 15,
                  2004 with interest at 10.625% per annum payable
                  semi-annually. The Senior Notes were unsecured
                  and were unconditionally guaranteed by certain
                  subsidiaries of the Company. The Senior Notes
                  were repaid on August 8, 2000.                                --            69,000

                       Revolving credit facility payable to a bank
                  group. This credit facility was repaid on August
                  8, 2000.                                                      --            12,900

                       Term loan payable to a bank group due on
                  December 31, 2002 with interest at various
                  rates. This note was secured by certain assets
                  of the Company. This note was repaid on August
                  8, 2000.                                                      --             9,100


                      Other notes payable                                      174               213
                                                                  ----------------------------------
                                                                           308,799            91,213

                 Less Current maturities                                    10,563             5,160
                                                                  ----------------------------------
                                                                     $     298,236        $   86,053
                                                                  ----------------------------------


Credit Facility

         On August 8, 2000, the Company entered into a $350 million senior secured credit facility with Lehman Brothers, Inc. and CIBC World Markets, Corp. as co-arrangers, among others. The proceeds of the credit facility were used to finance the Mississippi Acquisitions, to pay off the Company's existing debts with First Union National Bank and Bank of America, to tender for the outstanding 10 5/8% Senior Notes and for working capital purposes. The credit facility provides for a $75 million revolving credit facility maturing on August 8, 2005, a $75 million Tranche A term loan maturing on August 8, 2005 and a $200 million Tranche B term loan maturing on August 8, 2006.

         At the Company's option, the revolving credit facility and the Tranche A term loan may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or
(2) a rate tied to a eurodollar rate plus an applicable margin up to 3.25%. At the Company's option, the Tranche B term loan may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.25%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 4.00%. The credit facility provides for certain covenants, including those of a financial nature. Substantially all of the Company's assets are pledged as collateral under the Credit Agreement. The outstanding amounts under the credit facility as of September 30, 2000 is as follows (in thousands):

                    Revolving credit facility               $36.0
                    Tranche A                                73.1
                    Tranche B                               199.5
                                                            -----
                             Total                         $308.6
                                                           ------


         On June 29, 2000 the Company commenced a cash tender offer for all of its outstanding $69 million 10 5/8% Senior Notes due 2004 (the "Notes") and a related consent solicitation to eliminate certain restrictive covenants and related provisions in the indenture pursuant to which the Notes were issued. All of the holders of the Notes accepted the Company's tender offer, consented to the proposed indenture amendments and delivered all of the outstanding Notes to the trustee. The tender offer was completed on August 8, 2000.

         As a result of the tender offer, the Company paid a tender premium of $6,685 million. In addition, the Company charged to operations deferred financing costs, amounting to $4,513 million as a result of the refinancing discussed above. The total, $11,198 million has been reflected as an extraordinary item, net of an income tax benefit of $4,165 million in the consolidated statements of income for the tree and nine months ended September 30, 2000.

7.       Trackpower, Inc. and eBet Limited

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

8.       Minority Interest Purchase

         On March 15, 2000, the Company purchased from the BDC Group ("BDC"), its joint venture partner in West Virginia, BDC's 11% interest in PNGI Charles Town Gaming Limited Liability Company, which owns and operates Charles Town Races, for $6.0 million in cash. The investment is recorded net of the minority interest tax liability of $155,000 or $5.845 million. As a result of the purchase, PNGI Charles Town Gaming Limited Liability Company is now a 100% owned subsidiary of the Company.

9.       Pending Acquisition

             On July 31, 2000, the Company entered into a definitive agreement to acquire by merger the gaming assets of CRC Holdings, Inc. ("CRC") which does business as Carnival Resorts and Casinos for $95.8 million and the assumption of approximately $32 million in net debt (the "CRC Acquisition"). CRC is an experienced operator of gaming facilities and the owner of approximately 59% of Louisiana Casino Cruises, Inc. ("LCCI") the owner and operator of the Casino Rouge, a riverboat gaming facility located on the east bank of the Mississippi River in Baton Rouge, Louisiana. The Company also entered into a definitive agreement with the minority owners of LCCI to acquire their approximately 41% stake for $32.5 million. CRC also has a management contract for the Casino Rama casino which terminates in 2011. Casino Rama is located approximately 80 miles north of Toronto, Canada, in Orillia, Canada on land owned by the Chippewas of Mnjikaning First Nation. Under the terms of the agreement, CRC will divest all of its non-gaming related assets prior to closing. The transaction, expected to close in the first half of 2001, is subject to regulatory and other approvals in both Louisiana and Canada, financing, the expiration of the applicable Hart-Scott-Rodino waiting period and other customary closing conditions.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999

         Revenues for the quarter rose 91.5% to $91.1 million compared to $47.6 million in the third quarter of 1999. The Company's Charles Town operations achieved a 77.3% gain in third quarter revenues resulting from significant increases in slot revenues related to a greater percentage of coin-out slot machines which are generating higher levels of play. Third quarter revenue comparisons also reflect the Company's first recognition of revenues from the recently acquired Mississippi casinos and a 7.9% revenue gain from Penn National Race Course and Pocono Downs and their eleven off-track wagering (OTW) sites. EBITDA (earnings before interest, taxes, depreciation and amortization) rose 118.7% to $19.0 million, from $8.7 million in the third quarter of 1999. The third quarter 2000 EBITDA growth includes a partial quarter EBITDA contribution of $3.8 million from the Mississippi casinos and reflects a 119.0% rise in operating income at Charles Town related to higher slot wagering and positive operating income from on-track operations, a 57.8% EBITDA gain from the Company's Pennwood Racing New Jersey joint venture, and a 20.9% EBITDA increase from the Company's Pennsylvania racetracks and OTW operations.

         Net income in the third quarter of 2000 was $6.0 million, or $0.39 per diluted share, a gain of 111.9% (before an extraordinary charge for the early extinquishment of debt) compared to net income of $2.8 million, or $0.19 per diluted share, in the third quarter of 1999. Reflecting an extraordinary charge net of taxes of $6.6 million, or $0.43 per diluted share, for the early extinquishment of debt, the Company recorded a net loss of $581,000, or a $0.04 per diluted share loss, in the third quarter of 2000. Per share results are based on a weighted average number of diluted shares outstanding of 15,504,000 and 15,242,000 for the third quarters of 2000 and 1999, respectively.

                          Business Segment Information

                        Three Months Ended September 30,
                                 (In thousands)
                                   (unaudited)

                                                      REVENUES                    EBITDA
                                                      --------                    ------
                                                       2000          1999        2000         1999
                                                       ----          ----        ----         ----

Penn Nationl Race Course and its OTWs               $16,933        $16,132     $ 3,010       $2,409
                                                    -------        -------     -------       ------
Pocono Downs and its OTWs                            10,972          9,731       2,567        2,205
                                                    -------        -------     -------       ------

Charles Town                                         38,460         21,695      10,364        4,732
                                                    -------        -------     -------       ------

Mississippi casinos
    Casino Magic - Bay St. Louis                     13,794              -       2,417            -
                                                    -------        -------     -------       ------
    Boomtown Biloxi - Biloxi                         10,615              -       1,419            -
                                                    -------        -------     -------       ------

Earnings from Pennwood Racing, Inc.
    (New Jersey)                                        815            516         815          516
                                                    -------        -------     -------       ------

Corporate eliminations*                                (507)          (508)          -            -
                                                    -------        -------     -------       ------
Corporate overhead                                        -              -      (1,635)      (1,192)
                                                    -------        -------     -------       ------
Total                                               $91,082        $47,566     $18,957       $8,670
                                                    =======        =======     =======       ======


* For intracompany transactions related to import/export simulcasting.

Charles Town Entertainment Complex

         Revenues increased at Charles Town by approximately $16.7 million, or 77.2%, to $38.5 million in 2000 from $21.7 million in 1999. Gaming revenue increased by $15.6 million, or 102.5%, to $30.6 million in 2000 from $15.0 million in 1999 due to the addition of 136 new video lottery machines and 565 new reel spinning, coin-out slot machines since January of last year. The average number of machines in play increased to 1,439 in 2000 from 921 in 1999 and the average win per machine increased to $228 in 2000 from $177 in 1999. Racing revenue increased by $.3 million or 7.1% to $5.5 million in 2000 from $5.2 million in 1999. The live meet consisted of 55 race days in 2000 and compared to 61 race days in 1999 and a change in the schedule from a Wednesday afternoon race program to a Thursday evening race program in 2000 to accommodate export simulcasting. Charles Town began exporting its live race program to tracks across the country on June 5, 1999 and generated export simulcasting revenues of $590,000 for 2000 compared to $360,000 in 1999. Concession revenues increased by approximately $.8 million or 56.7% to $2.3 million in 2000 from $1.5 million in 1999 due to increased attendance for gaming and racing and the expansion of the concession areas, dining room and buffet area. Operating expenses increased by $10.0 million or 55.4 % to $28.1 million in 2000 from $18.1 million in 1999. The increase was due to an increase in direct costs associated with additional wagering on horse racing and gaming machine play, the addition of gaming machines and floor space (new temporary facility for gaming machines), export simulcast expenses and expanded concession and dining capability and capacity. EBITDA increased by $5.7 million or 121.2% to $10.4 million in 2000 from $4.7 million in 1999.

Mississippi Casinos

         The Casino Magic-Bay St Louis and Boomtown Biloxi acquisitions were completed on August 8, 2000. For the period August 8 to September 30, 2000, the casinos had revenues of $24.2 million, operating expenses of $20.6 million and EBITDA of $3.8 million.

Penn National Race Course and OTW Facilities  (Penn National Race Course)

         Penn National Race Course had an increase in revenue of approximately $.8 million, or 5.0%, to $16.9 million in 2000 from $16.1 million in 1999. Pari-mutuel wagering for the period was $96.1 million in 2000 compared to $100.0 million in 1999. The increase in revenues was primarily due to a refund from the Commonwealth of Pennsylvania for pari-mutuel taxes paid in 1999 in the amount of $1.0 million. Operating expenses increased by approximately $.2 million or, 1.4%, to $13.9 million in 2000 from $13.7 million in 1999.

Pocono Downs and OTW Facilities (Pocono Downs)

         Revenues at Pocono Downs increased by $1.3 million or 12.7% to $11.0 million in 2000 from $9.7 million in 1999. Pari-mutuel wagering increased to $47.5 million in 2000 compared to $46.3 million in 1999. Revenues increased due to the opening of the East Stroudsburg OTW on July 29, 2000, a live racing schedule change that added Monday racing and dropped Friday racing, and a refund from the Commonwealth of Pennsylvania for pari-mutuel taxes paid in 1999 in the amount of $.6 million. Expenses increased by approximately $.9 million or 11.6% to $8.4 million in 2000 from $7.5 million in 1999. EBITDA increased $.4 million or 16.7% to $2.6 million in 2000 from $2.2 million in 1999.

New Jersey Joint Venture

         The Company completed its investment in the Joint Venture on July 29, 1999. The Joint Venture operates Freehold Raceway and Garden State Race Track. Revenues of the Joint Venture increased to $14.3 million in 2000 compared to $10.5 million in 1999 as a result of the recognition of operating results for a full three-month period in 2000. Net income was $1.6 million in 2000 compared to $1.0 million in 1999. The Company's 50% share of net income was $815,000 in 2000 compared to $516,000 in 1999 and was recorded as other income on the income statement.

Capital Expenditures

         Capital expenditures were $10.1 million in 2000 compared to $2.4 million in 1999. Capital expenditures at Charles Town were approximately $3.6 million for the indoor paddock project that will be the new gaming floor space for 500 machines ($3.2 million) and equipment replacement and upgrades ($1.9 million). Capital expenditures at Penn National Race Course and its OTW facilities ($.2 million), Pocono Downs and its OTW facilities ($.7 million), and the Mississippi properties ($.5 million) were for normal equipment replacement and leasehold improvements. The Company also spent $198.1 million to purchase the Mississippi properties of which $58.8 million was recorded as goodwill. As a result of goodwill amortization, depreciation and amortization increased $1.8 million or 75.9% to $4.1 million in 2000 from $2.3 million in 1999.

Nine Months Ended September 30, 2000 Compared To Nine Months Ended September 30, 1999

         Revenues for the nine month period ended September 30, 2000 increased 64.4% to $206.8 million from $125.7 million during the first nine months of 1999. EBITDA rose 107.2% to $42.9 million from $20.7 million in the first nine months of 1999. Net income in the first nine months of 2000 was $15.8 million or $1.06 per diluted share, (before the extraordinary charge for the early extinguishment of debt) compared to net income of $5.4 million or $0.36 per diluted share, in the first nine months of 1999. Reflecting the third quarter 2000 extraordinary charge net of taxes of $6.6 million or $0.43 per diluted share, for the early extinguishment of debt, the Company recorded net income of $9.3 million or $0.60 per diluted share, in the first nine months of 2000. Per share results are based on a weighted average number of diluted shares outstanding of 15,407,000 and 15,179,000 for the 2000 and 1999 periods, respectively.


                   Nine Months Business Segment
                          (In thousands)
                            (unaudited)

                                                      REVENUES                    EBITDA
                                                      --------                    ------
                                                       2000          1999        2000         1999
                                                       ----          ----        ----         ----

Penn Nationl Race Course and its OTWs               $49,939        $39,471      $8,537       $4,960
                                                    -------        -------     -------       ------

Pocono Downs and its OTWs                            29,317         28,398       6,541        7,094
                                                    -------        -------     -------       ------

Charles Town                                        102,121         58,267      26,470       11,986
                                                    -------        -------     -------       ------

Mississippi casinos
    Casino Magic - Bay St. Louis                     13,794              -       2,417            -
                                                    -------        -------     -------       ------
    Boomtown Biloxi - Biloxi                         10,615              -       1,419            -
                                                    -------        -------     -------       ------

Earnings from Pennwood Racing, Inc.
    (New Jersey)                                      2,244            516       2,240          514
                                                    -------        -------     -------       ------
Corporate eliminations*                              (1,272)          (913)          -            -
                                                    -------        -------     -------       ------

Corporate overhead                                        -              -      (4,774)      (3,875)
                                                    -------        -------     -------       ------

Total                                              $206,758       $125,739     $42,850      $20,679
                                                   ========       ========     =======      =======

* For intracompany transactions related to import/export simulcasting.

Charles Town Entertainment Complex

         Revenues increased at Charles Town by approximately $43.8 million, or 75.2%, to $102.1 million in 2000 from $58.3 million in 1999. Gaming revenue increased by $40.2 million, or 103.0%, to $80.3 million in 2000 from $40.1 million in 1999 due to the addition of 136 new video lottery machines and 565 new reel spinning, coin-out slot machines since January of last year. The average number of machines in play increased to 1,432 in 2000 from 893 in 1999 and the average win per machine increased to $202 in 2000 from $164 in 1999. Racing revenue increased by $1.4 million or 9.8% to $15.7 million in 2000 from $14.3 million in 1999. The live meet consisted of 160 race days in 2000 and compared to 160 race days in 1999 and a change in the schedule from a Wednesday afternoon race program to a Thursday evening race program in 2000 to accommodate export simulcasting. Charles Town began exporting its live race program to tracks across the country on June 5, 1999 and generated export simulcasting revenues of $1.6 million in 2000 compared to $.4 million in 1999. Concession revenues increased by approximately $2.3 million, or 57.4%, to $6.2 million in 2000 from $3.9 million in 1999 due to increased attendance for gaming and racing and the expansion of the concession areas, dining room and buffet area. Operating expenses increased by $26.3 million, or 53.4%, to $75.6 million in 2000 from $49.3 million in 1999. The increase was due to an increase in direct costs associated with additional wagering on horse racing and gaming machine play, the addition of gaming machines and floor space (new temporary facility for gaming machines), export simulcast expenses and expanded concession and dining capability and capacity. EBITDA increased by $14.5 million, or 120.8%, to $26.5 million in 2000 from $12.0 million in 1999.

Penn National Race Course and OTW Facilities  (Penn National Race Course)

         Penn National Race Course had an increase in revenue of approximately $10.4 million, or 26.5%, to $49.9 million in 2000 from $39.5 million in 1999. Pari-mutuel wagering for the nine month period was $297.2 million in 2000 compared to $229.0 million in 1999. The increase in wagering and revenues is attributed to Penn National Race Course running 153 live race days in 2000 compared to 101 live race days in 1999. Penn National only ran 101 live race days in 1999 due to the Horsemen action in the first quarter that resulted in the closure of all of the facilities from February 16 to March 24, 1999. Operating expenses increased by approximately $6.9 million, or 20.0%, to $41.4 million in 2000 from $34.5 million in 1999. EBITDA increased by $3.6 million, or 72.1%, to $8.5 million in 2000 from $4.9 million in 1999.

Pocono Downs and OTW Facilities (Pocono Downs)

         Revenues at Pocono Downs increased by $.9 million, or 3.2%, to $29.3 million in 2000 from $28.4 million in 1999. Pari-mutuel wagering was 126.8 million in 2000 and a refund from the Commonwealth of Pennsylvania for pari-mutuel taxes paid in 1999 in the amount of $.6 million. Expenses increased by approximately $1.5 million, or 7.1%, to $22.8 million in 2000 from $21.3 million in 1999. The opening of the new OTW facility in East Stroudsburg and the increase in purse expense per the terms of the new horsemen's contract of January 2000 accounted for most of the increase in expenses. EBITDA decreased $.6 million, or 7.9%, to $6.5 million in 2000 from $7.1 million in 1999.

New Jersey Joint Venture

         The Company completed its investment in the Joint Venture on July 29, 1999. The Joint Venture operates Freehold Raceway and Garden State Race Track. Revenues of the Joint Venture increased to $45.1 million in 2000 compared to $10.5 million in 1999 as a result of the recognition operating results for a full nine-month period in 2000. Net income was $4.5 million in 2000 compared to $1.0 million in 1999. The Company's 50% share of net income was $2.2 million in 2000 compared to $.5 million in 1999 and was recorded as other income on the income statement.

Capital Expenditures

         Capital expenditures were $17.3 million in 2000 compared to $5.0 million in 1999. Capital expenditures at Charles Town were approximately $13.8 million and includes the indoor paddock project ($4.7 million) that will be the new gaming floor space for 500 machines ($5.0 million) and equipment replacement and upgrades ($4.1 million).

Capital expenditures at Penn National Race Course and its OTW facilities ($.5 million), Pocono Downs and its OTW facilities ($.2 million), and the Mississippi properties ($.5 million) were for normal equipment replacement and leasehold improvements. Pocono Downs also spent $2.1 million on its new OTW facility in East Stroudsburg, Pennsylvania, which opened July 29, 2000. The Company also spent $198.1 million to purchase the Mississippi properties of which $58.8 million was recorded as goodwill. As a result of goodwill amortization, depreciation and amortization increased $2.0 million or 30.7% to $8.5 million in 2000 from $6.5 million in 1999.


Liquidity and Capital Resources

         Historically, the Company's primary source of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of equity securities.

         Net cash provided from operating activities was $30.8 million for the period ended September 30, 2000. This consisted of net income and non-cash expenses ($16.6 million), an extraordinary loss relating to the early extinquishment of debt ($11.2 million), an increase in accounts receivable ($3.7 million) due to the addition of the Mississippi properties and the amount due from the Commonwealth of Pennsylvania, an increase in prepaid expenses ($4.6 million) and miscellaneous other assets ($2.0 million) primarily from the Mississippi properties, and increase in accounts payable ($3.4 million), accrued expenses (4.9 million) and accrued salaries and wages ($3.8 million) primarily from the Mississippi properties and other changes in certain assets and liabilities ($1.2 million).

         Cash flows used in investing activities for the period ended September 30, 2000 ($221.1 million) consisted of the Company's buyout of the 11% interest in Charles Town that was owned by other investors, ($5.9 million), the purchase of the Mississippi properties ($198.0 million), and expenditures for property and equipment as described above ($17.2 million), net of dispositions.

         Cash flows provided by financing activities consisted of borrowings under the new financing agreement ($312 million) for the purchase of the Mississippi properties and other borrowings ($7.9 million), proceeds from the sale of common stock ($.6 million), principal payments on long-term debt ($102.3 million) primarily due the payment of and refinancing of all debt, an increase in deferred financing cost due to the new financing credit facility and the payment of tender fees ($6.7 million) for redeeming the 10 5/8% Senior Notes on August 8, 2000.

         The Company is subject to possible liabilities arising from the environmental condition at the Landfill adjacent to Pocono Downs. Specifically, the Company may incur expenses in municipalities, which are parties to the Settlement Agreement. The Company is unable to estimate the amount, if any, that it may be required to expend.

         In fiscal year 2000, the Company anticipates spending approximately $21.5 million on capital expenditures at its racetracks and OTW facilities. The Company anticipates expending approximately $18.2 million at the Charles Town Entertainment Complex for player tracking ($.7 million), new slot machines and conversion kits ($2.1 million), paddock casino and interior renovations ($7.4 million), machinery and equipment ($2.0 million) and other projects including construction of a structured parking facility, design and planning for a new hotel ($6.0 million). The Company also plans to spend approximately $261,000 at Pocono Downs, $550,000 at Penn National Race Course, $400,000 at the OTW facilities for building improvements and equipment and $2.0 million on building improvements and equipment for its new OTW facility in East Stroudsburg, Pennsylvania. The Company spent approximately $17.3 million on these projects through September 30, 2000.

         The Company entered into a credit facility with Bankers Trust Company, as agent in 1996. This credit facility was amended and restated on January 29, 1999 with First Union National Bank replacing Bankers Trust Company, as Agent. The credit facility, as amended, provided for a $20 million revolving credit facility, including a $3 million sub-limit for standby letters of credit and a $5 million term loan. Under the terms of the credit facility, as amended, the Company borrowed an additional $11.5 million which was used to finance its share of the New Jersey Joint Venture (see Note 4). The outstanding amount under this credit facility as of June 30, 2000 was $12.9 million at an interest rate of 9.16%. The credit facility was repaid on August 8, 2000.

         On December 13, 1999, the Company entered into a $20.0 million Senior Secured Multiple Draw Term Loan with Bank of America, as an Agent for a bank group. The term loan was payable in quarterly installments of $1.3 million principle plus interest. The loan was secured by gaming equipment and improvements at the Charles Town Entertainment Complex. Part of the term loan was used to repay the $5.0 million First Union term loan and the balance was used to finance gaming equipment and improvements at the Charles Town Entertainment Complex. The outstanding amount under this credit facility as of June 30, 2000 was $ 13.9 million at an interest rate of 9.15%. This credit facility was repaid on August 8, 2000.

         On June 14, 2000, the Company entered into a financing commitment letter with Lehman Brothers, Inc. and CIBC World Markets, Corp. for a $350 million senior secured credit facility with bank and institutional lenders. On August 8, 2000, the Company completed the credit agreement with Lehman Brothers, Inc. and CIBC World Markets Corp. as co-arrangers among others. The proceeds of the credit facility were used to finance the $195 million Mississippi Acquisitions, to refinance the Company's existing debts with First Union National Bank and Bank of America, to purchase the outstanding 10 5/8% Senior Notes and for working capital purposes. The credit facility provides for a $75 million revolving credit facility maturing on August 8, 2005, a $75 million Tranche A term loan maturing on August 8, 2005 and a $200 million Tranche B term loan maturing on August 8, 2006.

         At the Company's option, the revolving credit facility and the Tranche A term loan may bear the interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 3.25%. At the Company's option, the Tranche B term loan may bear the interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.25%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 4.00%. The credit facility provides for certain covenants, including those of a financial nature. Substantially all of the Company's assets are pledged as collateral under the Credit agreement. The outstanding amount under this credit facility as of September 30, 2000 was $308.6 million.

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

Item 3.  Quantitative and Qualitative Disclosures Market Risk

         All of the Company's debt obligations at September 30, 2000 are variable rate obligations. With the slowing of the economy, the Federal Reserve Board is not expected to raise interest rates in the near future. Management, therefore, does not believe that the Company has any material market risk from its debt obligations during the last quarter of 2000.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits

         None

         (B) Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the third quarter of 2000:

         On August 8, 2000 the Company filed a Current Report on Form 8-K which reflected that the Company entered into a definitive agreement to acquire by merger the gaming assets of CRC Holdings, Inc. (CRC) and the Company also entered into a definitive agreement to acquire the approximately 41% of Louisiana Casino Cruises, Inc. not owned by CRC.

         On August 23, 2000 the Company filed a Current Report on Form 8-K that reflected the completion on August 8, 2000, of its purchase of substantially all of the assets of the Casino Magic Bay St Louis Casino and Boomtown Biloxi Casino from Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) for $195 million.

         On October 20, 2000 the Company filed a Current Report on Form 8-K/A that included financial information pertaining to the purchase of substantially all of the assets of the Casino Magic Bay St Louis Casino and Boomtown Biloxi Casino from Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) for $195 million which was reported in the Current Form 8-K filed August 23, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Penn National Gaming, Inc.


Date: November 14, 2000             By:   /s/ Robert S. Ippolito
                                       -----------------------------------------
                                          Robert S. Ippolito,
                                          Chief Financial Officer/
                                          Treasurer/Secretary