Form 10-K
period 2000-12-31
PENN NATIONAL GAMING INC
filed 2001-03-28
CIK 921738

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 0-24206

                           PENN NATIONAL GAMING, INC.
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                                    23-2234473
       (State or other jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

       WYOMISSING PROFESSIONAL CENTER
       825 BERKSHIRE BLVD., SUITE 200
          WYOMISSING, PENNSYLVANIA                                 19610
  (Address of principal executive offices)                      (Zip Code)

            Registrant's telephone number, including area code: (610) 373-2400
                Securities registered pursuant to Section 12(b) of the Act:

                                                               NAME OF EACH
             TITLE OF EACH CLASS                       EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
                    None                                           None

                SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, PAR VALUE $.01 PER SHARE
                                      (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES / /.    No /X/.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $122,078,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on March 19, 2001. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

    The number of shares of the registrant's Common Stock outstanding as of March 19, 2001 was 15,053,600.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement for its 2001 annual meeting of shareholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

Item 1.     Business....................................................      1
Item 2.     Properties..................................................     23
Item 3.     Legal Proceedings...........................................     24
Item 4.     Submission of Matters to a Vote of Security Holders.........     24

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
              Shareholder Matters.......................................     25
Item 6.     Selected Consolidated Financial Data........................     26
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     27
Item 7A.    Quantitative and Qualitative Disclosures About Market
              Risk......................................................     34
Item 8.     Financial Statements and Supplementary Data.................     35
Item 9.     Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................     54

                                     PART III

Item 10.    Directors and Executive Officers of the Registrant..........     55
Item 11.    Executive Compensation......................................     56
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................     56
Item 13.    Certain Relationships and Related Transactions..............     56

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K..................................................     56

SIGNATURES..............................................................     66

                                     PART I

ITEM 1. BUSINESS

    This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "expects," "intends," "may," "will," "should," or "anticipates" or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Forward-looking statements in this document include, among others, statements concerning:

    - projections of future results of operations or financial condition;

    - our expectations for our Mississippi properties and the proposed CRC acquisition;

    - the timing, cost and expected impact on our results of operations of our planned capital expenditures;

    - the expected effect of regulatory changes that we are pursuing;

    - our ability to consummate the proposed CRC acquisition; and

    - expectations of the continued availability of capital resources.

    Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about us and our subsidiaries and, accordingly, we cannot assure you that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the forward-looking statements made herein are set forth under the caption "Risk Factors" and elsewhere in this offering memorandum and include, without limitation, risks related to the following:

    - our ability to integrate the full-scale casino operations of the Mississippi properties and the proposed CRC acquisition into our business;

    - capital expansions at our gaming and pari-mutuel facilities;

    - the Showboat option at the Charles Town Entertainment Complex;

    - the activities of our competitors;

    - our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses;

    - our dependence on key personnel;

    - the maintenance of agreements with our horsemen and pari-mutuel clerks;

    - the various conditions to closing for the proposed CRC acquisition; and

    - our credit agreement.

    All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur.

INTRODUCTION

    We are a diversified gaming and pari-mutuel wagering company with facilities in West Virginia, Mississippi and Pennsylvania. On July 31, 2000, we entered into an agreement to acquire all of the gaming assets of CRC Holdings, Inc. for approximately $181.3 million, including amounts required to refinance certain existing indebtedness, which will expand our gaming operations into Louisiana and Ontario, Canada.

    The following table sets forth certain features of our owned (or leased) properties:

                                                                                      AT DECEMBER 31, 2000
                                                                                 ------------------------------
                                                                                  GAMING
                                                               TYPE OF            SQUARE     GAMING     TABLE
PROPERTY                           LOCATION                   FACILITY           FOOTAGE    MACHINES    GAMES
--------                   -------------------------  -------------------------  --------   --------   --------
Charles Town               Charles Town, WV           Land-based gaming/          58,000     1,974        --
  Entertainment Complex                               Thoroughbred racing
Casino Magic Bay St.       Bay St. Louis, MS          Dockside gaming             39,500     1,158        38
  Louis
Boomtown Biloxi            Biloxi, MS                 Dockside gaming             33,600     1,060        27
Penn National Race Course  Harrisburg, PA(1)          Thoroughbred racing             --        --        --
Pocono Downs               Wilkes-Barre, PA(1)        Harness racing                  --        --        --
                                                                                 -------     -----       ---
      TOTALS                                                                     131,100     4,192        65
                                                                                 =======     =====       ===

-------------
(1) In addition to our racetracks, Penn National Race Course and Pocono Downs have six and five off-track wagering facilities, respectively, located throughout Pennsylvania.

    Our Charles Town Entertainment Complex in Charles Town, West Virginia features 1,974 gaming machines, a thoroughbred racetrack, simulcast wagering, entertainment and dining. The facility is located within easy driving distance of Baltimore, Maryland and Washington, D.C. and is the leading gaming property serving those areas. There is a total population of approximately 3.1 million persons within a 50-mile radius, and approximately 10.0 million persons within a 100-mile radius of the Charles Town Entertainment Complex, of which approximately 7.2 million persons are over the age of 20. We have experienced strong growth at the facility and have increased the number of gaming machines from 400 machines in September 1997 to 1,974 machines as of December 31, 2000. We recently expanded the gaming area to nearly 60,000 square feet and opened a 150-seat restaurant and bar. In addition, since receiving regulatory approval permitting the operation of reel-spinning, coin-out machines in April 1999, we have increased the number of reel-spinning machines relative to the number of paper ticket video lottery terminals, or VLTs. As a result of these initiatives, our monthly gaming revenues at Charles Town have grown from approximately
$5.8 million in January 2000 to approximately $10.3 million in January 2001.

    Our business strategy is focused on exploiting the higher margins and more stable cash flows associated with gaming operations compared to pari-mutuel operations. As part of this strategy, on August 8, 2000, we completed our acquisition of the Casino Magic Bay St. Louis casino and the Boomtown Biloxi casino from Pinnacle Entertainment, Inc. for an aggregate purchase price of approximately $201.3 million, including acquisition costs of approximately
$6.3 million. Both properties operate in the Gulf Coast gaming market and are within easy driving distance of New Orleans, Louisiana, Mobile, Alabama and other points in the Southeast. We refer to these two casinos as the "Mississippi properties." Casino Magic Bay St. Louis in Bay St. Louis, Mississippi, offers approximately 39,500 square feet of gaming space, with approximately 1,158 slot machines and 38 table games, a 201-room hotel, an 1,800 seat arena, a recreational vehicle park and an 18-hole Arnold Palmer-designed championship golf course. Boomtown Biloxi in Biloxi, Mississippi, offers approximately 33,600 square feet of gaming space, with 1,060 slot machines, 27 table games and other gaming amenities including restaurants and a 20,000 square foot entertainment center.

    The acquisition by merger of CRC Holdings, Inc., which does business as Carnival Resorts and Casinos, is expected to close in the first half of 2001. Immediately prior to the closing, CRC will divest itself of all of its non-gaming assets. CRC is the operator and 59.9% shareholder of Louisiana Casino Cruises, Inc., or LCCI, the owner of Casino Rouge, the leading riverboat gaming facility in Baton Rouge, Louisiana. We also have entered into a definitive agreement with the minority holders of LCCI to acquire their 40.1% interest of the business. Casino Rouge features a four-story riverboat casino with approximately 28,000 square feet of gaming space, 980 gaming machines and 42 table games. In addition to the Casino Rouge property, a wholly owned subsidiary of CRC operates Casino Rama on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. Casino Rama is a casino and full-service entertainment facility located approximately 90 miles north of Toronto, Canada, with approximately 75,000 square feet of gaming space, 2,202 gaming machines and 122 table games. We believe the CRC acquisition will build the critical mass of our gaming operations, further enhance our position in the gaming sector and diversify the geographic reach of our properties.

    In addition to our gaming facilities, we own and operate Penn National Race Course, located outside of Harrisburg, one of two thoroughbred racetracks in Pennsylvania, and Pocono Downs, located outside of Wilkes-Barre, one of two harness racetracks in Pennsylvania. We also operate eleven off-track wagering facilities, or OTWs, in Pennsylvania and hold a 50% interest in Pennwood Racing, Inc., a joint venture that owns and operates Freehold Raceway and will operate Garden State Park in New Jersey through May 31, 2001.

    We are the successor to several businesses that have operated the Penn National Race Course since 1972. We were incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted our present name in 1994. Our principal offices are located in the Wyomissing Professional Center, 825 Berkshire Boulevard, Suite 200, Wyomissing, Pennsylvania 19610; our telephone number is (610) 373-2400.

RECENT DEVELOPMENTS

    In February 2001, Kevin DeSanctis joined the company. He will assume the titles of President and Chief Operating Officer upon receipt of necessary licensing and regulatory approvals in applicable jurisdictions. Mr. DeSanctis has over 20 years of experience in managing and developing gaming operations in various jurisdictions including, Las Vegas, Atlantic City, New Orleans and Colorado. Prior to joining us, Mr. DeSanctis was Chief Operating Officer, North America for Sun International Hotels Limited from 1995 to 2000.

    On February 20, 2001, we commenced a consent solicitation and cash tender offer to purchase all of the 11% Senior Secured Notes of LCCI, the majority-owned subsidiary of CRC. On March 6, 2001, we announced that all of the holders of the LCCI notes had tendered notes and delivered consents. The closing of the tender offer is conditioned upon the closing of the proposed CRC acquisition.

    On March 12, 2001, we completed the sale of $200 million in aggregate principal amount of 11 1/8% Senior Subordinated Notes due March 1, 2008. The net proceeds of the notes will be used, in part, to finance the proposed CRC acquisition and to complete the tender offer for the LCCI notes. If we are unable to consummate the CRC acquisition by October 31, 2001, we will use the entire net proceeds from the sale of the notes to repay outstanding term loan indebtedness under our senior secured credit facility.

BUSINESS STRATEGY

    Our business strategy is to create a broad, diversified base of gaming and pari-mutuel properties that provides our customers with high quality experiences that build significant customer loyalty. We continue to improve our gaming operations to take advantage of their higher margins and less seasonal cash flow compared to our pari-mutuel operations, while we seek expansion in the more profitable areas of the pari-mutuel business, such as OTWs and at-home wagering. We intend to integrate our gaming properties to exploit operating synergies and marketing and promotional activities. We have focused strategies for Charles Town, the Mississippi properties, the racetracks and related assets, and CRC as follows:

    - CHARLES TOWN ENTERTAINMENT COMPLEX--The Charles Town Entertainment Complex has provided us with substantial internal growth over the past two years. Revenue at the property grew from $80.0 million for the year ended December 31, 1999 to $135.3 million for the year ended December 31, 2000. Charles Town currently has 1,974 gaming machines and a customer database with over 126,000 people. We intend to continue to capitalize on the strong demographics of the mid-Atlantic gaming market and the property's leading position in the Baltimore and Washington D.C. markets by adding amenities such as a hotel, entertainment venue, showroom and structured parking facility. A hotel at Charles Town should allow us to create a regional destination that will attract customers from a broader geographic area. Additionally, we believe we can increase the length of stay from existing customers with these additional amenities. Finally, we are pursuing legislative initiatives to increase the maximum $2 per pull West Virginia wagering limit, which we believe will positively impact our cash flow.

    - CASINO MAGIC BAY ST. LOUIS AND BOOMTOWN BILOXI--Casino Magic Bay St. Louis and Boomtown Biloxi provide us with the opportunity to cross-sell to a large database of local casino customers. Each of the properties has operated in the Gulf Coast market for over 6 years. We believe the properties have loyal employee and local customer bases, and offer superior customer service through focused marketing and promotional campaigns. While both properties are primarily aimed at local residents, we feel that Casino Magic Bay St. Louis provides us with the ability to create a regional destination property where we can reward loyal customers from any Penn National facility with a quality casino, hotel and golf experience. We are planning to construct a new 300-room hotel, new restaurants and a reconfigured gaming floor, which collectively are anticipated to cost $35 million and be completed within two years. We intend to drive our returns on invested capital at Casino Magic Bay St. Louis by cross-selling the expanded property to customers in the databases of all the Penn National facilities.

    - PENN NATIONAL RACE COURSE AND POCONO DOWNS AND THEIR OTWS--We believe that our racetracks and OTWs will continue to provide us with strong, stable cash flows. While pari-mutuel operations are an increasingly smaller component of our business, the pari-mutuel business may provide us with significant upside if certain legislative initiatives are adopted. These initiatives include permitting OTW and account wagering in New Jersey and at-home wagering, including telephone wagering, throughout the country. Coupled with our existing OTWs, these initiatives would provide us with significant high growth, high margin opportunities. Additionally, we have implemented a casino style customer tracking system throughout our pari-mutuel facilities that should permit us to increase customer loyalty and attract new customers.

    - CASINO ROUGE AND CASINO RAMA--The anticipated purchase of the CRC gaming division continues our strategy of acquiring strong assets in emerging gaming markets at attractive valuations. The Casino Rouge caters to a local and, we believe, loyal customer base. The property continues to be the market leader in Baton Rouge in gaming revenue and admissions. If we are successful in consummating the CRC acquisition, we intend to cross-sell the Casino Magic Bay St. Louis property to the Casino Rouge's customer base as a regional destination opportunity thereby generating additional returns on our Bay St. Louis investment. Casino Rama draws its customers from the Toronto metropolitan area and has been successful in drawing patrons through targeted bussing and marketing programs. A 5,000-seat entertainment complex and 300-room hotel are currently under construction at the property. We anticipate that this expansion will increase the average customer's length of stay, as there is a lack of overnight accommodations in the area. If we complete the CRC acquisition, the Casino Rama management contract will provide us with an additional source of income without any capital requirements by us.

THE CHARLES TOWN ENTERTAINMENT COMPLEX

    The Charles Town Entertainment Complex is located in Charles Town, West Virginia, and is a leading gaming facility in the Baltimore, Maryland and Washington, D.C. area. The facility is approximately a 60-minute drive from Baltimore and a 70-minute drive from Washington, D.C. There is a total population of approximately 3.1 million persons within a 50-mile radius, and approximately 10.0 million persons within a 100-mile radius of the Charles Town Entertainment Complex, of which approximately 7.2 million persons are over the age of 20. The average household income within this 100-mile radius is approximately $66,000 a year.

    The Charles Town Entertainment Complex features gaming machines, live racing, simulcast wagering and dining. Since we began operating gaming machines at the facility in September 1997, we have experienced strong growth at the facility and have increased the number of gaming machines from 400 machines at September 1997 to 1,974 machines at December 2000. Currently, there is no statutory cap on the number of gaming machines that may be installed at a location, although any increases in the number of gaming machines is subject to regulatory approval. Given the success of the Charles Town Entertainment Complex, we have undertaken certain property enhancements and have formulated plans for other improvements. Specifically, in November 2000, we completed our expansion of the gaming facility to nearly 60,000 square feet of gaming space, opened a new 150-seat restaurant and bar and increased the number of gaming machines at the facility from 1,500 machines to approximately 2,000 machines. In the next phase of the expansion, which we anticipate completing by early 2003, we intend to construct additional gaming space, a structured parking facility, a 300-room hotel with meeting rooms and conference space and an entertainment venue, at an estimated cost of $55 million.

    Of the 1,974 machines at December 31, 2000, approximately 1,300 machines are coin out gaming machines that we installed since the passage of legislation in West Virginia in April 1999 permitting this type of gaming machine. The remaining gaming machines are dollar bill-fed video gaming machines that replicate traditional spinning reel gaming machines and video card games, such as blackjack and poker. We intend to convert some or all of the remaining video gaming machines to coin out spinning reel machines and hope to increase the total number of gaming machines beyond our current level, pending approval by the West Virginia Lottery Commission.

    Our marketing efforts at the Charles Town Entertainment Complex include print and radio advertising and are focused on the Washington, D.C., Baltimore, Maryland, Northern Virginia, Eastern West Virginia and Southern Pennsylvania markets. In 1999, we installed a computerized player tracking system called Player's Choice at the Charles Town Entertainment Complex. This system has helped to further refine our marketing efforts and our database now consists of approximately 126,000 players as of February 1, 2001. Our marketing efforts also include a bus program and cash and merchandise give-aways.

THE MISSISSIPPI PROPERTIES

    The Mississippi Gulf Coast has a long tradition as a vacation destination. Boomtown Biloxi and Casino Magic Bay St. Louis are within 65 and 46 miles of New Orleans, Louisiana and 63 and 90 miles of Mobile, Alabama, respectively. The Gulf Coast area draws an estimated two million visitors annually, primarily from Louisiana, Mississippi, Alabama, Florida and Georgia. The Gulf Coast area also boasts a local population of approximately 350,000, of which 66% are over the age of 20, an average household income of approximately $33,000 and a median age of 33. Approximately 6.3 million people live within a 200-mile radius around Biloxi and Bay St. Louis with an average age of 32. Gross casino gaming revenues on the Mississippi Gulf Coast totaled approximately
$1,030 million and $814 million in 1999 and 1998, respectively, a year over year increase of approximately 27%.

  CASINO MAGIC BAY ST. LOUIS CASINO AND RESORT

    The Casino Magic Bay St. Louis casino and resort commenced operation in September 1992, as the first dockside casino in Mississippi to operate on a barge rather than a traditional riverboat. The casino is located on a 17-acre marina with the adjoining land-based facilities situated on 591 acres. Casino Magic Bay St. Louis offers approximately 39,500 square feet of gaming space, with approximately 1,158 slot machines and 38 table games. The three story land-based building houses a steak and seafood restaurant, buffet-style restaurant, cafe, gift shop and live entertainment lounge. The property has a 200-room hotel that includes 24 suites, banquet and meeting space and an outdoor pool. The Casino Magic Bay St. Louis complex also includes an 1,800 seat arena for concerts and sporting events, a 100-space recreational vehicle park, a child entertainment center, and the Bridges Golf Resort, an 18-hole Arnold Palmer-designed championship golf course that includes a clubhouse, pro shop, and a casual dining restaurant.

    We are planning a number of focused enhancements to the Casino Magic Bay St. Louis property, including plans to construct a 300-room hotel adjacent to the property that we anticipate could be completed by mid 2002. We believe that the new hotel will enhance mid-week business at the facility and will geographically extend the casino's target market. We also are planning to add two new restaurant venues to the property to meet customer needs, to improve access to the gaming floor by adding new escalators and elevators and to expand available parking facilities.

    Casino Magic Bay St. Louis is located 1.5 miles north of U.S. Highway 90, approximately nine miles south of Interstate 10, the main thoroughfare connecting New Orleans, Louisiana and Mobile, Alabama.

  BOOMTOWN BILOXI CASINO

    Boomtown Biloxi commenced operations in July 1994 and occupies nine acres on Biloxi, Mississippi's historic back bay. The dockside property consists of a land-based facility which houses all non-gaming operating space and an approximately 33,600 square foot casino constructed on a 400 by 100-foot barge permanently moored to the land-based building. There is approximately 14,000 square feet on the barge that remains available for development. The casino offers 1,060 gaming machines, 27 table games and other non-gaming amenities including a full service buffet/menu service restaurant, a 120 seat deli-style restaurant, a full-service bakery, a western dance hall/cabaret and a 20,000 square foot family entertainment center. The western-themed family entertainment center, complete with a dynamic motion theater, distinguishes Boomtown Biloxi from other casinos on the Mississippi Gulf Coast as a destination offering entertainment for the entire family.

    Boomtown Biloxi offers gaming and entertainment amenities to primarily middle income, value-oriented customers. The casino has an "old west" theme with western memorabilia in its interior decor, country/western music and employees dressed in western attire. We believe Boomtown Biloxi has a relaxed and friendly environment and a broad and loyal customer base. We intend to continue to focus on this target market by providing moderately priced, high value amenities and by utilizing a broad array of marketing programs, including charter flights and bus programs, among others.

    Boomtown Biloxi is located one-half mile from Interstate 110, the main highway connecting Interstate 10 and the Gulf of Mexico. Interstate 10 is the main thoroughfare connecting New Orleans, Louisiana and Mobile, Alabama. According to the Mississippi Department of Transportation, over 12 million vehicles travel past the Boomtown Biloxi site on Interstate 110 each year. The site is easily accessible by car when approaching from the north due to its immediate proximity to the Interstate 110 spur from Interstate 10, which provides the bulk of traffic to the Gulf Coast region. Boomtown Biloxi is constructed in the Back Bay and is the first casino visible to auto traffic traveling south on Interstate 110.

    We have an exclusive license to use the Boomtown Biloxi name, logo and internet world wide web address. The term of the license is contingent upon certain events, but in no event will it be for less than two years from August 2000. If our license to use the Boomtown Biloxi name expires, we would have to identify an alternative name for this casino.

RACING AND PARI-MUTUEL OPERATIONS

    Our racing and pari-mutuel revenues are derived from:

    - wagering on our live races at our racetracks, at our OTWs, at other Pennsylvania racetracks and their OTWs and through telephone account wagering, as well as wagering at our racetracks on certain stakes races run at out-of-state racetracks;

    - wagering on full-card import simulcasts at our racetracks and OTWs and through telephone account wagering; and

    - fees from wagering on export simulcasting our races at out-of-state locations.

    We also derive revenues from admissions, program sales, food and beverage sales and concessions and certain other ancillary activities.

    Pari-mutuel wagering on thoroughbred or harness racing is pooled wagering in which a pari-mutuel wagering system totals the amounts wagered and adjusts the payouts to reflect the relative amounts bet on different horses and various possible outcomes. The pooled wagers are paid out to bettors as winnings in accordance with the payoffs determined by the pari-mutuel wagering system, paid to the applicable regulatory or taxing authorities and distributed to the track's horsemen in the form of "purses" which encourage owners and trainers to enter their horses in that track's live races. The balance of the pooled wagers is retained by the wagering facility. Pari-mutuel wagering is currently authorized in more than 40 states in the United States, all provinces in Canada and approximately 100 other countries around the world.

    We are seeking to increase wagering by broadening our customer base and increasing the wagering activity of our existing customers. To attract new customers, we seek to increase the racing knowledge of our customers through our television programming, and by providing "user friendly" automated wagering systems and comfortable surroundings. We also seek to attract new customers by offering various types of promotions including family fun days, premium give-away programs, contests and handicapping seminars.

  LIVE RACING

    THE PENN NATIONAL RACE COURSE. The Penn National Race Course is located on approximately 225 acres approximately 15 miles northeast of Harrisburg, Pennsylvania, 100 miles west of Philadelphia and 200 miles east of Pittsburgh. There is a total population of approximately 1.4 million persons within a radius of approximately 35 miles around the Penn National Race Course and approximately
2.2 million persons within a 50-mile radius. The property includes a one-mile all-weather thoroughbred racetrack and a 7/8-mile turf track. The property also includes approximately 400 acres surrounding the Penn National Race Course that are available for future expansion or development.

    POCONO DOWNS. Pocono Downs is located on approximately 400 acres in Plains Township, outside Wilkes-Barre, Pennsylvania. There is a total population of approximately 785,000 persons within a radius of approximately 35 miles around Pocono Downs and approximately 1.5 million persons within a 50-mile radius. The property includes a 5/8-mile all-weather, lighted harness track.

    THE CHARLES TOWN RACES. The Charles Town Races at the Charles Town Entertainment Complex is located on a portion of a 250-acre parcel in Charles Town, West Virginia. The property includes a 3/4-mile thoroughbred racetrack. The property surrounding the Charles Town Entertainment Complex, including the site of the former Shenandoah Downs Racetrack, is available for future expansion or development. In addition, we have a right of first refusal for an additional 250 acres that are adjacent to the Charles Town Entertainment Complex.

  OTWS

    Our OTWs provide areas for viewing import simulcasts and televised sporting events, placing pari-mutuel wagers and dining. The facilities also provide convenient parking. We presently operate 11 of the 20 OTWs now open in Pennsylvania. There are two remaining OTWs that have been authorized in Pennsylvania for our competitors. Some states, such as New York, operate off-track betting locations that are independent of racetracks. Under the Pennsylvania Racehorse Industry Reform Act, only licensed racing associations, such as Penn National, can operate OTWs or accept customer wagers on simulcast races at Pennsylvania racetracks. The following is a list of our OTW locations:

FACILITY/LOCATION                  DATE OPENED
-----------------                  -----------
PENN NATIONAL FACILITIES:
Reading, PA                        May 1992
Chambersburg, PA                   April 1994
York, PA                           March 1995
Lancaster, PA                      July 1996
Williamsport, PA                   February 1997
Johnstown, PA                      September 1998
POCONO DOWNS FACILITIES:
Erie, PA                           May 1991
Allentown, PA                      July 1993
Carbondale, PA                     March 1998
Hazleton, PA                       March 1998
East Stroudsburg, PA               July 2000

    We have been transmitting simulcasts of our races to other wagering locations and receiving simulcasts of races from other locations for wagering by our customers at our facilities year-round for more than seven years. During the year ended December 31, 2000, we received import simulcasts from approximately 96 racetracks, including premier racetracks such as Belmont Park, Church Hill Downs, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga and transmitted export simulcasts of our races to approximately 116 locations.

TELEPHONE ACCOUNT WAGERING/INTERNET WAGERING

    In 1983, we pioneered Telebet-Registered Trademark-, Pennsylvania's first telephone account wagering system. A Telebet customer opens an account by depositing funds with us. Account holders can then place wagers by telephone on Penn National races and import simulcast races to the extent of the funds on deposit in the account; any winnings are posted to the account and are available for withdrawal or future wagers. In December 1995, Pocono Downs instituted Dial-A-Bet-Registered Trademark-, a similar telephone account betting system.

    eBetUSA.com, Inc., our wholly owned subsidiary, is a closed-loop, subscriber-based system that operates a pari-mutuel wagering platform accross the Internet. eBetUSA.com operates in selected jurisdictions with the approval of the Pennsylvania State Horse Racing Commission and the Pennsylvania State Harness Racing Commission. The website technology is provided under a license agreement with eBet Limited of Australia.

NEW JERSEY JOINT VENTURE -- PENNWOOD RACING, INC.

    On October 30, 1998, we formed a 50%-50% joint venture with Greenwood New Jersey, Inc., a subsidiary of Greenwood Racing, Inc. (the owner of Philadelphia Park Race Track) to acquire certain assets of Garden State Park and Freehold Raceway from International Thoroughbred Breeders, Inc. In

January 1999, Greenwood New Jersey, Inc. consummated the acquisition on behalf of the joint venture. On July 29, 1999, after receiving New Jersey Racing Commission approval, we completed our investment in the New Jersey joint venture, Pennwood Racing, Inc. The purchase price for the acquisition was $46 million, however, if the joint venture receives various approvals for off-track wagering or phone betting in New Jersey, it will be required to pay additional purchase price of up to $10 million.

    Through our interest in Pennwood Racing, Inc., we own Freehold Raceway in Freehold, New Jersey and hold a leasehold interest in Garden State Park in Cherry Hill, New Jersey. Freehold Raceway is located on a 51-acre site in western Monmouth County, New Jersey and is the nation's oldest harness track. Daytime racing has been conducted at Freehold Raceway since 1853; pari-mutuel wagering commenced in 1941. The grandstand at Freehold Raceway is an approximately 150,000 square foot, five level, steel frame, enclosed, fully heated and air conditioned facility constructed in 1986 that can accommodate up to 10,000 spectators. The grandstand also has a sit-down restaurant and seven concession stands. Freehold Raceway is located less than 50 miles from New York City and less than 30 miles from Princeton and Trenton, New Jersey.

    Garden State Park is located on approximately 220 acres of land in Cherry Hill, New Jersey. Cherry Hill forms part of the Philadelphia metropolitan area and is approximately eight miles from downtown Philadelphia. The grandstand at Garden State Park is an approximately 50,000 square foot facility that can accommodate up to 24,000 spectators. On November 30, 2000, the owner of Garden State Park, International Thoroughbred Breeders, Inc., announced that it had completed the sale of the Garden State Park property, excluding a 10-acre parcel owned by our joint venture, to Turnberry/ Cherry Hill, LLC. As a result of the sale and a decision by the new owner to develop the property for non-racing uses, Pennwood Racing's lease at Garden State Park will be terminated on May 31, 2001. We do not believe that the termination of the Garden State Park lease and the cessation of racing at that facility will have a material adverse effect on our business, financial conditions or results of operations.

    We have agreed to guarantee up to 50% of the obligations of the New Jersey joint venture, including but not limited to: rent, real estate taxes, insurance and utilities under a seven year lease at Garden State Park expiring
January 2006, subject to the termination of the lease discussed above; the $10 million contingent purchase price due to International Thoroughbred Breeders if the joint venture receives various approvals for off-track wagering or phone betting in New Jersey; and the obligations of the joint venture under its original $23 million credit facility with Commerce Bank, N.A.

AGREEMENTS WITH HORSEMEN AND PARI-MUTUEL CLERKS

    We have agreements with the horsemen at each of our racetracks. The continuation of these agreements is required to allow us to conduct live racing and export and import simulcasting. In addition, our simulcasting agreements are subject to the horsemen's approval.

    In February 1999, the Pennsylvania Thoroughbred Horsemen stopped racing at Penn National Race Course and withdrew their permission for us to import simulcast races from other racetracks, resulting in the closure of Penn National Race Course and six of our OTW facilities. As a result of the closure, our operations at Penn National Race Course were suspended for more than five weeks, we lost 46 race days at Penn National Race Course, and it took nearly six months from the beginning of the action before we returned to pre-action levels of operations. In March 1999, we signed a new agreement with the Pennsylvania Thoroughbred Horsemen that has an initial term that expires on January 1, 2004.

    In December 1999, we signed a new horsemen agreement with the Pennsylvania Harness Horsemen that expires on January 16, 2003. We also have an agreement with the Charles Town Horsemen that expires on December 31, 2002.

    In addition to our horsemen agreements, in order to operate gaming machines in West Virginia, we are required to enter into written agreements regarding the proceeds of our gaming machines at the Charles Town Entertainment Complex with the pari-mutuel clerks at Charles Town. Our agreement with the pari-mutuel clerks at Charles Town expires on December 31, 2004.

    In addition, our New Jersey joint venture, Pennwood Racing, must maintain written agreements with the horsemen at Freehold Raceway and Garden State Park in order to simulcast races to the Atlantic City casinos. Horsemen agreements are currently in effect at both facilities.

OPTION TO MANAGE THE CHARLESTOWN ENTERTAINMENT COMPLEX

    We acquired the Charles Town Entertainment Complex by exercising an option previously held by a subsidiary of Showboat, Inc., now a wholly owned subsidiary of Harrah's Entertainment, Inc. In assigning the option, Showboat retained the right to operate a casino at the Charles Town Entertainment Complex in return for a management fee, to be negotiated at the time of exercise, based on reasonable rates payable for similar properties. The express terms of the Showboat option do not specify what activities at the Charles Town Entertainment Complex would constitute operation of a casino. We do not believe that our installation and operation of gaming devices linked to the West Virginia lottery at the Charles Town Entertainment Complex constitutes the operation of a casino under the Showboat option or under West Virginia law or triggers Showboat's right to exercise the Showboat option. The rights under the Showboat option extend until November 2001.

EMPLOYEES AND LABOR RELATIONS

    As of December 31, 2000, we had 4,310 permanent employees, of whom 3,261 were full-time and 1,049 were part-time. Our employees in the admissions department and pari-mutuel department at Penn National Race Course, Pocono Downs and our OTWs are represented under collective bargaining agreements between us and the Sports Arena Employees' Union Local 137. The agreements extend until September 30, 2002 for track employees and September 30, 2001 for OTW employees. The pari-mutuel clerks at Pocono Downs voted to unionize in June 1997. We have held negotiations with this union, but do not have a contract to date. The failure to reach an agreement with this union would not result in the suspension or termination of our license to operate live racing at Pocono Downs or to conduct simulcast or OTW operations.

    In order to operate gaming machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the gaming machines with a representative of a majority of the horse owners and trainers, a representative of a majority of the pari-mutuel clerks and a representative of a majority of our horse breeders. We have an agreement with the Charles Town Horsemen that expires on December 31, 2002. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks, which expires on December 31, 2004.

COMPETITION

    GAMING OPERATIONS

    The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than our resources. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the United States and other jurisdictions.

    Legalized gambling is currently permitted in various forms throughout the United States and in several Canadian provinces. Other jurisdictions may legalize gaming in the near future through the introduction of proposals to legalize gaming in their state legislatures. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition for our gaming operations and could have a material adverse impact on us.

    CHARLES TOWN, WEST VIRGINIA. Our gaming machine operations at the Charles Town Entertainment Complex face competition from other gaming machine venues in West Virginia and in neighboring states (including Dover Downs, Delaware Park and Harrington Raceway in Delaware and the casinos in Atlantic City, New Jersey). These venues also offer significantly higher stakes for their gaming machines than in West Virginia. Atlantic City, New Jersey does not have a per-pull limit on its gaming machines, while Delaware has a $25 per-pull limit. Per-pull limits in West Virginia are only $2 per gaming machine. In addition to existing competition, both Pennsylvania and Maryland have in the past considered legislation to expand gaming in their respective states. The failure to attract or retain gaming machine customers at the Charles Town Entertainment Complex, whether arising from such competition or from other factors, could have a material adverse effect on our business, financial condition and results of operations.

    MISSISSIPPI GULF COAST. Dockside gaming has grown rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in March 1992 to 12 operating casinos as of December 31, 2000. Nine of these facilities are located in Biloxi, two are located in Gulfport and one is located in Bay St. Louis. Our Mississippi casino operations have numerous competitors, many of which have greater name recognition, and financial and marketing resources than we have. Competition in the Mississippi gaming market is significantly more intense than the competition our gaming operations face in West Virginia or our pari-mutuel operations face in Pennsylvania and New Jersey. We cannot be sure that we will succeed in the competitive Mississippi Gulf Coast gaming market. The failure to do so would have a material adverse effect on our business, financial condition and results of operations.

    Mississippi law does not limit the number of gaming licenses that may be granted. A number of operators have completed or announced new construction or expansions of existing casinos that will directly compete with us. The development of the Gulf Coast gaming markets has resulted in market dilution and any additional casinos could dilute gaming win even further, each of which could have a material adverse effect on our operations.

  RACING AND PARI-MUTUEL OPERATIONS

    Our racing and pari-mutuel operations face significant competition for wagering dollars from other racetracks and OTWs (some of which also offer other forms of gaming), other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania, New Jersey, Delaware and West Virginia lotteries. We may also face competition in the future from new OTWs or from new racetracks. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available in or near our racing and pari-mutuel operations, such gaming opportunities could have a material adverse effect on our business, financial condition and results of operations.

    Our OTWs compete with the OTWs of other Pennsylvania racetracks, and new OTWs may compete with our existing wagering facilities. Our competitors have a number of OTW facilities that are relatively close in distance to our OTWs. Although only two competing OTWs remain authorized by law for future opening, the opening of a new OTW in close proximity to our existing or future OTWs could have a material adverse effect on our business, financial condition and results of operations.

REGULATION

GENERAL

    We are subject to federal, state and local regulations related to our current and proposed live racing, pari-mutuel, gaming machine and casino operations. The following description of the regulatory environment in which we operate is only a summary and not a complete recitation of all applicable regulatory laws. Moreover, our current and proposed operations could be subjected at any time to additional or more restrictive regulations, or banned entirely.

WEST VIRGINIA RACING AND GAMING REGULATION

    Our operations at the Charles Town Entertainment Complex are subject to regulation by the West Virginia Racing Commission under the West Virginia Horse and Dog Racing Act, and by the West Virginia Lottery Commission under the West Virginia Racetrack Video Lottery Act. The powers and responsibilities of the West Virginia Racing Commission under the West Virginia Horse and Dog Racing Act extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations. We have obtained from the West Virginia Racing Commission a license to conduct racing and pari-mutuel wagering at the Charles Town Entertainment Complex. Pursuant to the West Virginia Racetrack Video Lottery Act, we have obtained approval for and currently are operating approximately 2,000 gaming machines and video lottery terminals at the Charles Town Entertainment Complex. In addition to licensing, in West Virginia, the legality of gaming machine operation in a particular county is determined by local option election in the county where the racetrack is located. The West Virginia Racetrack Video Lottery Act further provides that 5% of the qualified voters in the county where gaming machines have been permitted by local option election can petition for another election that may be held no sooner than five years after the first election.

    The West Virginia Racetrack Video Lottery Act provides that the transfer of more than 5% of the voting stock of a corporation that holds a gaming machine license, or that controls another entity that holds such a license, or the transfer of the assets of a license holder may only be to persons who have met the licensing requirements of the West Virginia Racetrack Video Lottery Act or which transfer has been pre-approved by the West Virginia Lottery Commission. Any transfer that does not comply with this requirement voids the license.

MISSISSIPPI REGULATORY COMPLIANCE

    Our operation of the Casino Magic Bay St. Louis casino and Boomtown Biloxi casino is subject to Mississippi regulatory compliance, a summary of which is provided below.

    The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation primarily through the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. We must register and be licensed under the Mississippi Gaming Control Act, or the Mississippi Act, and our gaming operations are subject to the regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various local, city and county regulatory agencies. The Mississippi Act, which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990 and, effective October 29, 1991, the Mississippi Gaming Commission adopted regulations in furtherance of the Mississippi Act.

    The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (1) prevent unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (2) establish and maintain responsible accounting practices and procedures; (3) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming

Commission; (4) prevent cheating and fraudulent practices; (5) provide a source of state and local revenues through taxation and licensing fees; and (6) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission.

    The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River but only if the voters in such counties have not voted to prohibit gaming in that county. Dockside gaming is permissible in nine of the 14 eligible counties in the state and gaming operations have commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi. The legal age for gaming in Mississippi is 21.

    We are required to submit detailed financial, operating and other reports to the Mississippi Gaming Commission and Mississippi State Tax Commission. We must report or seek approval for substantially all loans, leases, sales of securities and similar financing transactions.

    We have been investigated and on August 8, 2000, the Mississippi Gaming Commission issued us a gaming operator's license for Boomtown Biloxi and for Casino Magic Bay St. Louis. In addition, the Mississippi Gaming Commission has found certain of our key principals suitable.

    Each of our directors, officers and key employees who are actively and directly engaged in the administration or supervision of gaming, or who have any other significant involvement with our activities must be found suitable therefor, and may be required to be licensed by the Mississippi Gaming Commission. The finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. In addition, any individual who is found to have a material relationship to, or material involvement with, us may be investigated in order to be found suitable or to be licensed as a business associate of ours. Key employees, controlling persons or others who exercise significant influence upon our management or affairs may also be deemed to have such a relationship or involvement. We cannot assure you that such persons will be found suitable by, and maintain such a suitability finding from, the Mississippi Gaming Commission. An application for licensing may be denied for any cause deemed reasonable by the Mississippi Gaming Commission. Changes in licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a corporate position. If the Mississippi Gaming Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to suspend, dismiss and sever all relationships with such person. We would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a work permit that may be revoked upon the occurrence of certain specified events.

    Mississippi statutes and regulations give the Mississippi Gaming Commission the discretion to require a suitability finding with respect to anyone who acquires any of our securities, regardless of the percentage of ownership. The current policy of the Mississippi Gaming Commission is to require anyone acquiring 5% or more of any voting securities of a public company with a licensed subsidiary or private company licensee to be found suitable. However, the Mississippi Gaming Commission generally permits certain "institutional" investors to beneficially own up to 15% of the voting securities of a registered public company without a finding of suitability. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any owner of voting securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of our equity interests beyond such period of time as may be prescribed by the Mississippi Gaming Commission may be guilty of a misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days of being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. We are subject to disciplinary action if we, after receiving notice that a person is unsuitable to be an owner of or to have any other relationship with us, (1) pay the unsuitable person any dividends or interest upon any of our securities or any payments or distribution of any kind whatsoever, (2) recognize the exercise, directly or indirectly, of any voting rights of our securities by the unsuitable person, or
(3) pay the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances. In addition, if the Mississippi Gaming Commission finds any owner of voting securities unsuitable, such owner must immediately surrender all securities to us, and we must purchase the securities so offered for cash at fair market value within 10 days.

    We will be required to maintain current ownership ledgers in the State of Mississippi that may be examined by the Mississippi Gaming Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. We may be required to disclose to the Mississippi Gaming Commission, upon request, the identities of the holders of certain of our indebtedness. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion,
(1) require holders of debt securities, including these notes, to file applications, (2) investigate such holders, and (3) require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of the debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

    The regulations provide that we may not engage in any transaction that would result in a change of our control without the prior approval of the Mississippi Gaming Commission. Mississippi law prohibits us from making a public offering or private placement of our securities without the approval of or waiver of approval by the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more of such purposes. The Mississippi Gaming Commission has the authority to grant a continuous approval of securities offerings and has granted us such approval, subject to an annual renewal.

    Regulations of the Mississippi Gaming Commission prohibit certain repurchases of securities of publicly traded corporations registered with the Mississippi Gaming Commission without prior approval of the Mississippi Gaming Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of greater than 3% of the outstanding securities of the registered publicly traded corporation. The regulations of the Mississippi Gaming Commission also require prior approval for a "plan of recapitalization" as defined in such regulations.

    The Mississippi Act requires that certificates representing our securities bear a legend to the general effect that the securities are subject to the Mississippi Act and regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission through the power to regulate licensees, has the power to impose additional restrictions on the holders of our securities at any time.

    We may not engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. Such approvals were initially granted to us by the Mississippi Gaming Commission as part of the original licensure process, and additional approvals must be obtained on a jurisdiction-by-jurisdiction basis. The failure to obtain or retain any such approval could have a material adverse effect on us.

    We may not transfer any of our licenses and we must renew each license every three years. There can be no assurance that any of our renewal applications will be approved. The Mississippi Gaming Commission may at any time dissolve, suspend, condition, limit or restrict a license or approval to own equity interests in us for any cause it deems reasonable. We may have substantial fines levied against us in Mississippi for each violation of gaming laws or regulations. A violation under any gaming license held by us may be deemed a violation of the Mississippi licenses held by us. Suspension or revocation of the Mississippi licenses or of the Mississippi Gaming Commission's approval of us would have a material adverse effect upon our business.

    In October 1994, the Mississippi Gaming Commission adopted a regulation requiring, as a condition of licensure or license renewal, that a gaming establishment's site development plan include an approved 500-car parking facility in close proximity to the casino complex, and infrastructure facilities that amount to at least 25% of the casino cost. Such facilities may include any of the following: a 250-room hotel of at least a two star rating, as defined by the current edition of the Mobil Travel Guide; a theme park; a golf course; marinas; a tennis complex; entertainment facilities; or any other such facility as approved by the Mississippi Gaming Commission as infrastructure. Parking facilities, roads, sewage and water systems or facilities normally provided by governmental entities are excluded. The Mississippi Gaming Commission may, in its discretion, reduce the number of hotel rooms required where it is shown, to the satisfaction of the Mississippi Gaming Commission, that sufficient rooms are available to accommodate the anticipated visitor load. Such reduction in the number of rooms does not affect the 25% investment requirement imposed by the regulation. Casino Magic Bay St. Louis, Boomtown Biloxi and related facilities have complied with these requirements. In January 1999, the Mississippi Gaming Commission amended its infrastructure regulation thereby increasing the minimum level of infrastructure investment from 25% to 100% of the casino cost. However, the 100% infrastructure investment requirement would apply only to new casino developments and existing casino developments that are not in operation at the time of their acquisition or purchase, and therefore does not apply to Casino Magic Bay St. Louis and Boomtown Biloxi. In any event, Casino Magic Bay St. Louis and Boomtown Biloxi will attempt to comply with such requirements.

    License fees and taxes are payable to the State of Mississippi and to the counties and cities in which our Mississippi subsidiaries operate. One of the license fees payable to the state of Mississippi is based upon gross revenue of the licensee (generally defined as gaming receipts less payout to customers as winnings) and equals 4% of gross revenue of $50,000 or less per month, 6% of gross revenue over $50,000 and less than $134,000 per calendar month, and 8% of gross revenue over $134,000 per calendar month. The foregoing license fees are allowed as a credit against the licensee's Mississippi income tax liability for the year paid. Additionally, a licensee must pay a $5,000 annual license fee and an annual fee based upon the number of games it operates. Mississippi communities and counties may impose fees on licensees equaling 0.4% of gross revenue of $50,000 or less per calendar month, 0.6% of gross revenue over $50,000 and less than $134,000 per calendar month and 0.8% of gross revenue over $134,000 per calendar month. These fees have been imposed in, among other cities and counties, Biloxi, Vicksburg, Tunica County and Coahoma County. Certain local and private laws of the State of Mississippi may impose fees or taxes on our Mississippi subisidiaries in addition to the fees described above.

    The Mississippi Gaming Commission requires, as a condition of licensure or license renewal, that casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a

Category 4 hurricane with 155 mile-per-hour winds and 15-foot tidal surge. We believe that all of our Mississippi gaming operations currently meet this requirement. A 1996 Mississippi Gaming Commission regulation prescribes the hurricane emergency procedure to be used by the Mississippi Gulf Coast casinos.

    The sale of alcoholic beverages, including beer and wine, at Casino Magic Bay St. Louis and Boomtown Biloxi is subject to licensing, control and regulation by the Mississippi State Tax Commission. The Miscellaneous Tax Division of the Mississippi State Tax Commission regulates the sale of beer and light wine. The Alcoholic Beverage Control Division of the Mississippi State Tax Commission, or the ABC, regulates the sale of alcoholic beverages containing more than 5% alcohol by weight. The ABC requires that all equity owners and managers file personal record forms and fingerprint cards for their licensing process. In addition, owners of more than 5% of Casino Magic Bay St. Louis or Boomtown Biloxi equity as well as officers and managers must submit detailed financial information to the ABC for licensing. All such licenses are revocable and are non-transferable. The Mississippi State Tax Commission has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could, and revocation would, have a material adverse effect on the operations of Casino Magic Bay St. Louis and Boomtown Biloxi.

PENNSYLVANIA RACING REGULATIONS

    Our horse racing operations at Penn National Race Course and Pocono Downs are subject to extensive regulation under the Pennsylvania Racing Act, which established the Pennsylvania State Horse Racing Commission and the Pennsylvania State Harness Racing Commission (referred to herein as the Pennsylvania Racing Commissions) which are responsible for, among other things:

    - granting permission annually to maintain racing licenses and schedule races;

    - approving, after a public hearing, the opening of additional OTWs;

    - approving simulcasting activities;

    - licensing all officers, directors, racing officials and certain other employees of a company; and

    - approving all contracts entered into by a company affecting racing, pari-mutuel wagering and OTW operations.

    As in most states, the regulations and oversight applicable to our operations in Pennsylvania are intended primarily to safeguard the legitimacy of the sport and its freedom from inappropriate or criminal influences. The Pennsylvania Racing Commissions have broad authority to regulate in the best interests of racing and may, to that end, disapprove the involvement of certain personnel in our operations, deny approval of certain acquisitions following their consummation or withhold permission for a proposed OTW site for a variety of reasons, including community opposition. The Pennsylvania legislature also has reserved the right to revoke the power of the Pennsylvania Racing Commissions to approve additional OTWs and could, at any time, terminate pari-mutuel wagering as a form of legalized gaming in Pennsylvania or subject such wagering to additional restrictive regulation; such termination would, and any further restrictions could, have a material adverse effect upon our business, financial condition and results of operations.

    We may not be able to obtain all necessary approvals for the continued operation or expansion of our business. Even if all such approvals are obtained, the regulatory process could delay implementation of our plans to open additional OTWs. We have had continued permission from the Pennsylvania State Horse Racing Commission to conduct live racing at the Penn National Race Course since we commenced operations in 1972, and have obtained permission from the Pennsylvania State Harness Racing Commission to conduct live racing at Pocono Downs. Currently, we have approval from the Pennsylvania Racing Commissions to operate the eleven OTWs that are currently open. A

Commission may refuse to grant permission to open additional OTWs or to continue to operate existing facilities. The failure to obtain or maintain required regulatory approvals would have a material adverse effect upon our business, financial condition and results of operations.

    The Pennsylvania Racing Act requires that any shareholder proposing to transfer beneficial ownership of 5% or more of our shares file an affidavit with us setting forth certain information about the proposed transfer and transferee, a copy of which we are required to furnish to the Pennsylvania Racing Commissions. The certificates representing our shares owned by 5% beneficial shareholders are required to bear certain legends prescribed by the Pennsylvania Racing Act. In addition, under the Pennsylvania Racing Act, the Pennsylvania Racing Commissions have the authority to order a 5% beneficial shareholder of a company to dispose of his common stock of such company if it determines that continued ownership would be inconsistent with the public interest, convenience or necessity or the best interest of racing generally.

NEW JERSEY REGULATION

    Our joint venture's operations at Garden State Park and Freehold Raceway in New Jersey are subject to regulation (i) by the New Jersey Racing Commission under the Racing Act of 1940, as amended and supplemented and the rules and regulations of the Racing Commission and (ii) by the New Jersey Casino Control Commission under the Casino Control Act and Casino Simulcasting Act.

    Under the Racing Act, all pari-mutuel employees and all others who are connected with the training of horses or the conduct of races, must be licensed by the Racing Commission. In addition, no person may hold or acquire, directly or indirectly, beneficial ownership of 5% or more of the voting securities of the joint venture without the prior approval of the Racing Commission.

    At least 85% of the persons employed by the New Jersey joint venture at Garden State Park and Freehold Raceway must be residents of New Jersey (excluding jockeys, drivers or apprentices, exercise boys, owners, trainers, clockers, governing and managing officials and heads of departments of the track). The Racing Commission has the authority to require that the joint venture discharge any employee who: (i) fails or refuses for any reason to comply with the rules and regulations of the Racing Commission; (ii) in the opinion of the Racing Commission is guilty of fraud, dishonesty or incompetency;
(iii) has been convicted of a crime involving moral turpitude; or (iv) fails or refuses for any reason to comply with any of the provisions of the Racing Act.

    Additional restrictions and/or requirements imposed by the Racing Commission on the joint venture's racetrack operations include, but are not limited to, the setting of the admission price required to be charged by the joint venture, a requirement that the joint venture (and all other racetracks operating in New Jersey) must schedule at least one race per day limited to registered New Jersey-bred foals and the methods the joint venture may use to distribute pari-mutuel pools and "breaks" (the odd cents remaining after computing the amount due holders of winning pari-mutuel tickets). The Racing Commission also regulates the manner of keeping of certain of the joint venture's books and records.

    The Racing Commission is also responsible for the allocation of racing dates based upon the annual application of the permit holder. The joint venture is entitled to race the same number of dates as in the preceding year, when it is in the public interest to do so, or for such other dates, not exceeding
100 days in the aggregate for harness racing and 75 days in the aggregate for thoroughbred racing, as the Racing Commission shall designate; provided, however that if another permit holder rejects any of the dates to which they may be entitled the Racing Commission may allot those dates among other permitholders. The Racing Commission has discretion to allot harness race permitholders an additional 200 days and thoroughbred race permitholders an additional 100 days.

    The failure to comply with the Racing Act and the rules and regulations of the Racing Commission could result in monetary fines, operations restrictions or the loss of our license.

    Because the joint venture simulcasts to Atlantic City casinos, the joint venture's simulcasting agreements are required to be filed with and approved by the Casino Control Commission and the New Jersey Racing Commission. In addition, the joint venture is required to be approved and licensed by the Casino Control Commission as a non-gaming casino service industry. Certain of the joint venture's employees and its directors and significant stockholders are also required to be approved by the Casino Control Commission. As of the date hereof, all of the joint venture's employees and directors required to be approved have been approved by the Casino Control Commission or have filed applications seeking such approval. There can be no assurance that all parties seeking Casino Control Commission approval will obtain such approval or the effect on the joint venture if such approvals are not obtained.

STATE AND FEDERAL SIMULCAST REGULATION

    The Federal Interstate Horseracing Act, the Pennsylvania Racing Act, the West Virginia Racing Act and the New Jersey Simulcasting Racing Act require that we have a written agreement with each applicable horsemen's organization in order to simulcast races. We have entered into the horsemen agreements, and in accordance therewith have agreed on the allocations of our revenues from import simulcast wagering to the purse funds for the Penn National Race Course, Charles Town Races, Pocono Downs, Freehold Raceway and Garden State Park. Because we cannot conduct import simulcast wagering in the absence of the Horsemen Agreements, the termination or non-renewal of such horsemen agreements could have a material adverse effect on our business, financial condition and results of operations.

TAXATION

    We believe that the prospect of significant additional revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and, in Canada, provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

IRS REGULATIONS AND CURRENCY TRANSACTION REPORTING

    The Internal Revenue Service, or IRS, requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for all winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain winnings of nonresident aliens. We are unable to predict the extent, if any, to which such requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, such other games.

    Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in certain domestic jurisdictions in which we operate casinos, or in which we have applied for licensing to operate a casino, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation commenced in May 1985 and may have resulted in the loss of casino revenues to jurisdictions outside the United States that are exempt from the ambit of such regulations. The operation of Casino Rama is subject to similar requirements under Canadian federal law and gaming legislation.

COMPLIANCE WITH OTHER LAWS

    Our operations are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. We derive a significant portion of our non-racing revenues from the sale of alcoholic beverages to patrons of our facilities. Any interruption or termination of our existing ability to serve alcoholic beverages would have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS

    AN INVESTMENT IN SHARES OF OUR COMMON STOCK IS SUBJECT TO A NUMBER OF RISKS. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS, AS WELL AS THE ADDITIONAL INFORMATION CROSS-REFERENCED TO THE BODY OF THIS DOCUMENT AND THE OTHER MATTERS DESCRIBED IN THIS DOCUMENT.

  WE HAVE LIMITED EXPERIENCE OPERATING CASINOS AND, PRIOR TO AUGUST 2000, HAVE NOT MANAGED CASINO OPERATIONS SUCH AS THOSE THAT ARE PART OF OUR MISSISSIPPI PROPERTIES OR THAT WILL BE A PART OF THE CRC PROPERTIES, IF WE COMPLETE THAT ACQUISITION.

    We have limited experience in operating full-scale casino operations like those associated with our Mississippi properties and that will be a part of the CRC properties, if we complete that acquisition. Our Charles Town Entertainment Complex features gaming machines, but does not include the full complement of casino, entertainment and other amenities available at Casino Magic Bay St. Louis, Boomtown Biloxi, Casino Rouge or Casino Rama. In addition, the Charles Town Entertainment Complex faces limited direct competition, unlike the substantial competition faced by the operations at Casino Magic Bay St. Louis, Boomtown Biloxi, Casino Rouge and Casino Rama. We cannot be sure that we will be successful in managing and operating our business in response to the new challenges of conducting full-scale casino operations in highly competitive gaming markets. The significant expansion of our business and the operational and geographic expansion associated with the completed Mississippi acquisition and the proposed CRC acquisition has and will place demands on our administrative, operational and financial resources. Such strain, together with demands related to our contemplated expansion of the Charles Town Entertainment Complex and Casino Magic Bay St. Louis properties, may have a material adverse effect on our business, financial condition and results of operations.

  WE MAY FACE DISRUPTION IN INTEGRATING OUR OPERATIONS ASSUMING THE CONSUMMATION OF THE CRC ACQUISITION AND IN MANAGING FACILITIES WE MAY ACQUIRE OR EXPAND.

    The integration of the CRC operations assuming the consummation of the acquisition will require the dedication of management resources that may temporarily detract attention from our day-to-day business. The process of integrating this organization may also interrupt the activities of that business, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of the proposed acquisition.

    Our ability to achieve our objectives in connection with the proposed CRC acquisition is highly dependent on, among other things, our ability to maintain effective senior management teams at Casino Rouge and Casino Rama. We plan to maintain such management through the retention of certain current executives and the attraction of new executives. If, for any reason, these executives do not continue to be active in management after the acquisition or if we fail to attract new capable executives, our operations assuming the consummation of the CRC acquisition could be materially adversely affected.

    In addition, we may pursue expansion and acquisition opportunities in the future and would face significant challenges not only in managing and integrating the combined operations, but also in managing our expansion projects and any other gaming operations that we might acquire in the future. Management of such new projects will require that we increase our managerial resources. If we fail to manage our growth effectively it could materially adversely affect our operating results.

  WE FACE RISKS RELATED TO THE DEVELOPMENT AND EXPANSION OF OUR CURRENT PROPERTIES.

    We will use a portion of our available cash for capital expenditures at the Charles Town Entertainment Complex and at Casino Magic Bay St. Louis, including the construction of new hotels at each of these facilities. The construction of hotels involves substantial risks, including the possibility of construction cost over-runs and delays due to various factors (including regulatory approvals, inclement weather, and labor or material shortages), market or site deterioration after construction has begun, and the emergence of competition from unanticipated sources. The opening of the new hotels will be contingent upon, among other things, receipt of all required licenses, permits and authorizations. The scope of the approvals required for a new hotel is extensive, including, without limitation, state and local land-use permits, building and zoning permits and health and safety permits. In addition, unexpected changes or concessions required by local, regulatory and state authorities could involve significant additional costs and could delay or prevent the completion of construction or the opening of a new hotel. We cannot be sure that we will obtain the necessary permits, licenses and approvals for the construction and operation of the new hotels, or that we will obtain such permits, licenses and approvals within the anticipated time frame.

    In addition to the new hotels, we are planning enhancements at the Charles Town Entertainment Complex, including the expansion of the gaming floor and the construction of a structured parking lot and an entertainment venue; at Casino Magic Bay St. Louis, we are planning to reconfigure the gaming floor and construct three new restaurants. These planned enhancements involve similar risks to hotel construction risks including cost over-runs, delays, market deterioration and receipt of required licenses, permits or authorizations, among others.

    The opening of the new hotels and the other proposed enhancements also will require the establishment of new work forces of significant sizes. We cannot be certain that management will be able to hire and retain a sufficient number of employees to operate these facilities at their optimum levels. The failure to employ the proper work force could result in inadequate customer service which could ultimately harm profitability.

  WE FACE SIGNIFICANT COMPETITION.

    GAMING OPERATIONS

    The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than our resources. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the United States and other jurisdictions.

    Legalized gambling is currently permitted in various forms throughout the United States and in several Canadian provinces. Other jurisdictions may legalize gaming in the near future through the introduction of proposals to legalize gaming in their state legislatures. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition for our gaming operations and could have a material adverse impact on us.

    CHARLES TOWN, WEST VIRGINIA. Our gaming machine operations at the Charles Town Entertainment Complex face competition from other gaming machine venues in West Virginia and in neighboring states (including Dover Downs, Delaware Park and Harrington Raceway in Delaware and the casinos in Atlantic City, New Jersey). These venues also offer significantly higher stakes for their gaming machines than in West Virginia. Atlantic City, New Jersey does not have a per-pull limit on its gaming machines, while Delaware has a $25 per-pull limit. Per-pull limits in West Virginia are only $2 per gaming machine. In addition to existing competition, both Pennsylvania and Maryland have in the past considered legislation to expand gaming in their respective states. The failure to attract or retain gaming machine customers at the Charles Town Entertainment Complex, whether arising from such competition or from other factors, could have a material adverse effect on our business, financial condition and results of operations.

    MISSISSIPPI GULF COAST. Dockside gaming has grown rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in March 1992 to 12 operating dockside casinos at December 31, 2000. Nine of these facilities are located in Biloxi, two are located in Gulfport and one is located in Bay St. Louis. Our Mississippi casino operations have numerous competitors, many of which have greater name recognition and financial and marketing resources than we have. Competition in the Mississippi gaming market is significantly more intense than the competition our gaming operations face in West Virginia or our pari-mutuel operations face in Pennsylvania and New Jersey. We cannot be sure that we will succeed in the competitive Mississippi Gulf Coast gaming market. The failure to do so would have a material adverse effect on our business, financial condition and results of operations.

    RACING AND PARI-MUTUEL OPERATIONS

    Our racing and pari-mutuel operations face significant competition for wagering dollars from other racetracks and OTWs (some of which also offer other forms of gaming), other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania, New Jersey, Delaware and West Virginia lotteries. We may also face competition in the future from new OTWs or from new racetracks. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available in or near our racing and pari-mutuel operations, such gaming opportunities could have a material adverse effect on our business, financial condition and results of operations.

    Our OTWs compete with the OTWs of other Pennsylvania racetracks, and new OTWs may compete with our existing wagering facilities. Our competitors have a number of OTW facilities that are relatively close in distance to our OTWs. Although only two competing OTWs remain authorized by law for future opening, the opening of a new OTW in close proximity to our existing or future OTWs could have a material adverse effect on our business, financial condition and results of operations.

  WE FACE EXTENSIVE REGULATION FROM GAMING AUTHORITIES.

    LICENSING REQUIREMENTS. As owners and operators of gaming and pari-mutuel betting facilities, we are subject to extensive state and local regulation. State and local authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities, including the Pennsylvania State Horse Racing Commission, the Pennsylvania State Harness Racing Commission, the New Jersey Racing Commission, the New Jersey Casino Control Commission, the West Virginia Racing Commission, the West Virginia Lottery Commission and the Mississippi Gaming Commission may, for any reason set forth in the applicable legislation, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations. We cannot assure you that we will be able to obtain such renewals. Regulatory authorities may also levy substantial fines against or seize the assets of our company, our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operation.

    We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming facilities. We cannot assure you that we will be able to retain them or demonstrate suitability to obtain any new licenses, registrations, permits or approvals. If we expand our gaming operations in West Virginia, Mississippi, Pennsylvania, New Jersey or to new areas, we will have to meet suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful.

    Gaming authorities in the United States can generally require that any beneficial owner of our securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required, either by law or the terms of our securities, to dispose of such securities. In addition, the issuance of our securities is subject to approval by the West Virginia Racing Commission and the West Virginia Lottery Commission.

    POTENTIAL CHANGES IN REGULATORY ENVIRONMENT. From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results.

    TAXATION. We believe that the prospect of significant additional revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

    COMPLIANCE WITH OTHER LAWS. We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages.

  WE DEPEND ON OUR KEY PERSONNEL.

    We are highly dependent on the services of Peter M. Carlino, our Chairman and Chief Executive Officer, and other officers and key employees. We have entered into employment agreements with Mr. Carlino and certain other officers. However, the loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

  INCLEMENT WEATHER AND OTHER CONDITIONS COULD SERIOUSLY DISRUPT OUR OPERATIONS.

    The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions. Our dockside facilities in Mississippi are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. Reduced patronage and the loss of a dockside casino from service for any period of time due to severe weather could adversely affect our business, financial condition and results of operations.

  WE DEPEND ON AGREEMENTS WITH OUR HORSEMEN AND PARI-MUTUEL CLERKS TO OPERATE OUR BUSINESS.

    The Federal Horseracing Act, the West Virginia Racing Act and the Pennsylvania Racing Act require that, in order to simulcast races, we have written agreements with the horse owners and trainers at our West Virginia and Pennsylvania race tracks. In addition, in order to operate gaming machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the gaming machines with a representative of a majority of the horse owners and trainers, a representative of a majority of the pari-mutuel clerks and a representative of a majority of the horse breeders. On March 23, 1999, we signed a new horsemen agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course with an initial term that expires on January 1, 2004. Our agreement with the Pennsylvania Harness Horsemen was entered into in November 1999 and expires on January 16, 2003. At the Charles Town Entertainment Complex, we have an agreement with the Charles Town Horsemen that expires on December 31, 2002. Our agreement with the pari-mutuel clerks at Charles Town expires on December 31, 2004.

    If we fail to maintain operative agreements with the horsemen at a track, we will not be permitted to conduct live racing and export and import simulcasting at that track, and, in West Virginia, we will not be permitted to operate our gaming machines. In addition, our simulcasting agreements are subject to the horsemen's approval. In February 1999, the Pennsylvania Thoroughbred Horsemen stopped racing at Penn National Race Course and withdrew their permission for us to import simulcast races from other racetracks, resulting in the closure of Penn National Race Course and its six OTWs. As a result of this action, our operations at Penn National Race Course and its OTWs were suspended for more than five weeks, we lost 46 race days at Penn National Race Course, and it took nearly six months from the beginning of the action before we returned to pre-action levels of racing and operations. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

    In addition, pursuant to the New Jersey Simulcasting Racing Act, our New Jersey joint venture, Pennwood Racing, Inc., must maintain written agreements with the horsemen at Freehold Raceway and Garden State Park in order to simulcast races to the Atlantic City casinos. Horsemen agreements are currently in effect at both facilities.

ITEM 2. PROPERTIES

    The following describes our principal real estate properties as of December 31, 2000:

    CHARLES TOWN ENTERTAINMENT COMPLEX. We own a 250-acre parcel in Charles Town, West Virginia, a portion of which contains the Charles Town Entertainment Complex. The property also includes a 3/4-mile thoroughbred racetrack and an enclosed grandstand/clubhouse. We have a right of first refusal on an additional 250 acres that are adjacent to the facility.

    CASINO MAGIC BAY ST. LOUIS. We own approximately 591 acres in the city of Bay St. Louis, Mississippi, including the 17-acre marina where the gaming barge is moored. The property includes an 18-hole golf course, a hotel, and other land-based facilities, all of which we own.

    BOOMTOWN BILOXI. We lease substantially all of the 19 acres on which Boomtown Biloxi is located under a 99-year lease that began in 1994. The lease stipulates base rent based on adjusted gaming win, as provided in the lease, with a minimum of $500,000 and a maximum of $2 million annually, plus 5 percent of adjusted gaming win in excess of $25 million but less than $50 million. To the extent adjusted gaming win exceeds $50 million dollars, the percentage rent increases to 11% of all gaming revenue over $50 million. For the year ended December 31, 2000, rental payments totaled $3.8 million. In addition, we lease property for parking under several lease agreements ranging from 10 to 25 years. We also lease approximately 5.1 acres of submerged tidelands at the casino site from the State of Mississippi under a ten-year lease with a five-year option to renew. We own the barge on which the casino is located and all of the land-based facilities.

    PENN NATIONAL RACE COURSE. We own approximately 225 acres in Grantville, Pennsylvania where the Penn National Race Course is located. The property includes a one mile all-weather thoroughbred racetrack and a 7/8-mile turf track. The property also includes approximately 400 acres surrounding the Penn National Race Course that are available for future expansion or development.

    POCONO DOWNS. We own approximately 400 acres in Plains Township, outside of Wilkes-Barre, Pennsylvania where Pocono Downs is located. The property includes a 5/8-mile all weather, lighted harness track, a grandstand and a clubhouse. A two-story 14,000 square foot building that houses the Pocono Downs office is also located on the property.

    FREEHOLD RACEWAY. Through our joint venture, we own a 51-acre site in Western Monmouth County, New Jersey where Freehold Raceway in located. The property features a half-mile oval harness track and a 150,000 square foot grandstand.

    GARDEN STATE PARK. Through our joint venture, we lease approximately 220 acres of land in Cherry Hill, New Jersey. The property includes a one-mile racetrack and a 50,000 square foot grandstand. On November 29, 2000, the owner of Garden State Park, International Thoroughbred Breeders, Inc., announced that it had completed the sale of the Garden State Park property, excluding a 10-acre parcel owned by our joint venture, to Turnberry/Cherry Hill, LLC. As a result of the sale, our lease at Garden State Park will be terminated on May 31, 2001. We do not believe that the termination of the Garden State Park lease and the cessation of racing at that facility will have a material adverse effect on our business, financial conditions or results of operations.

    OTWS. We own four of our existing OTW facilities and lease the remaining seven facilities.

    OTHER. We lease 6,674 square feet of office space in an office building in Wyomissing, Pennsylvania for our executive offices. The office building is owned by an affiliate of Peter M. Carlino, our Chairman and Chief Executive Officer. We also lease an aircraft from a company owned by one of our directors. We believe that the lease terms for both the executive office and aircraft are not less favorable than such lease terms that could have been obtained from unaffiliated third parties.

ITEM 3. LEGAL PROCEEDINGS

    We are from time to time involved in litigation that we believe is ordinary and customary in our industry. We do not believe that any of our pending or threatened litigation will result in an outcome that will materially affect our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Our common stock is quoted on The Nasdaq National Market under the symbol "PENN". The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The Nasdaq National Market.

                                                             HIGH         LOW
                                                             ----       --------
1999
  First Quarter............................................  $10.000     $5.813
  Second Quarter...........................................    9.938      7.250
  Third Quarter............................................   10.375      8.250
  Fourth Quarter...........................................    9.563      7.500

2000
  First Quarter............................................  $11.250     $6.813
  Second Quarter...........................................   15.750     10.375
  Third Quarter............................................   15.375     12.500
  Fourth Quarter...........................................   18.375      8.000

    The closing sale price per share of common stock on The Nasdaq National Market on March 19, 2001, was $12.563. As of March 19, 2001, there were 623 holders of record of common stock.

DIVIDEND POLICY

    Since our initial public offering of common stock in May 1994, we have not paid any cash dividends on our common stock. We intend to retain all of our earnings to finance the development of our business, and thus, do not anticipate paying cash dividends on our common stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operations and capital requirements, our general financial condition and general business conditions. Moreover, our existing credit facility prohibits us from authorizing, declaring or paying any dividends until our commitments under the credit facility have been terminated and all amounts outstanding thereunder have been repaid. In addition, future financing arrangements may prohibit the payment of dividends under certain conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial and operating data of Penn National for the years ended December 31, 1996, 1997, 1998, 1999 and 2000, except for Other data, are derived from financial statements that have been audited by BDO Seidman, LLP, independent certified public accountants. The selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements of Penn National and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

                                                                             YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                 1996     1997(1)      1998       1999     2000(2)
                                                               --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenue
  Gaming....................................................   $    --    $ 5,730    $37,665    $55,415    $159,589
  Racing....................................................    55,066     98,402    106,850    102,827     113,230
  Other.....................................................     7,768      7,404      9,550     13,216      21,304
                                                               -------    -------    -------    -------    --------
Total revenues..............................................    62,834    111,536    154,065    171,458     294,123
Operating expenses:
  Gaming....................................................        --      4,134     26,544     34,951      94,087
  Racing....................................................    36,114     65,810     70,303     68,808      77,063
  Selling, general and administrative.......................    13,881     26,234     29,680     38,709      58,310
  Other.....................................................     3,379      5,623      8,080     11,173      18,776
                                                               -------    -------    -------    -------    --------
Total operating expenses....................................    53,374    101,801    134,607    153,641     248,236
Income from operations......................................     9,460      9,735     19,458     17,817      45,887
Other income (expenses).....................................      (156)    (3,658)    (7,436)    (7,307)    (17,175)
                                                               -------    -------    -------    -------    --------
Income before income taxes and extraordinary item...........     9,304      6,077     12,022     10,510      28,712
Taxes on income.............................................     3,794      2,308      4,519      3,777      10,137
                                                               -------    -------    -------    -------    --------
Income before extraordinary item............................     5,510      3,769      7,503      6,733      18,575
Extraordinary item--loss on early extinguishment of debt,
  net of income taxes of $1,001 in 1997 and $4,615 in
  2000......................................................        --      1,482         --         --       6,583
                                                               -------    -------    -------    -------    --------
Net income..................................................   $ 5,510    $ 2,287    $ 7,503    $ 6,733    $ 11,992
                                                               =======    =======    =======    =======    ========
PER SHARE DATA:
Basic income per share before extraordinary item............   $  0.41    $  0.25    $  0.50    $  0.45    $   1.24
Basic net income per share..................................   $  0.41    $  0.15    $  0.50    $  0.45    $   0.80

Diluted income per share before extraordinary item..........   $  0.40    $  0.24    $  0.49    $  0.44    $   1.20
Diluted net income per share................................   $  0.40    $  0.15    $  0.49    $  0.44    $   0.78

Weighted shares outstanding--basic..........................    13,302     14,925     15,015     14,837      14,968
Weighted shares outstanding--diluted........................    13,822     15,458     15,374     15,196      15,443
OTHER DATA:
Depreciation and amortization...............................   $ 1,433    $ 4,040    $ 5,748    $ 8,679    $ 13,594
Interest expense............................................       506      4,591      8,374      8,667      19,089
EBITDA(3)...................................................    10,893     13,775     25,206     26,496      59,481
Capital expenditures........................................     6,995     29,196     22,333     13,243      27,295

                                                                                AS OF DECEMBER 31,
                                                               ----------------------------------------------------
                                                                 1996     1997(1)      1998       1999     2000(2)
                                                               --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents...................................   $ 5,634    $21,854    $ 6,826    $ 9,434    $ 23,287
Total assets................................................    96,723    158,878    160,798    189,712     439,900
Total debt..................................................    47,517     80,336     78,256     91,213     309,299
Shareholders' equity........................................    27,881     53,856     59,036     66,272      79,221

---------------

(1) Reflects our November 27, 1996 acquisition of Pocono Downs and our
    January 15, 1997 acquisition of a joint venture interest in the Charles Town Entertainment Complex.

(2) Reflects the August 8, 2000 acquisition of the Casino Magic Bay St. Louis casino and the Boomtown Biloxi casino.

(3) EBITDA consists of income from operations plus depreciation and amortization. EBITDA is presented because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as an indicator of operating performance or any other measure of performance derived in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We derive substantially all of our revenues from gaming and pari-mutuel operations. Since September 1997, revenues from our gaming machines at the Charles Town Entertainment Complex have accounted for an increasingly large share of our total revenues. Our pari-mutuel revenues have been derived from wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races at out-of-state locations. Our other revenues have been derived from admissions, program sales, food and beverage sales, concessions and certain other ancillary activities.

    Our acquisition of the Mississippi properties and the consummation of the CRC acquisition will impact our revenue mix between gaming and pari-mutuel revenues on a prospective basis. We expect that in future periods gaming revenue as a percentage of our total revenues will continue to increase as we continue to focus on our gaming operations. For the year ended December 31, 1999 and 2000, gaming revenue represented approximately 32% and 54% of our total revenue, respectively.

MISSISSIPPI ACQUISITION

    On August 8, 2000, we completed our acquisition of the Casino Magic Bay St. Louis casino and the Boomtown Biloxi casino from Pinnacle Entertainment for approximately $201.3 million in cash, which includes acquisition costs totaling $6.3 million. The purchase price was funded with a portion of the proceeds from our $350 million senior secured credit facility. As a result of the refinancing and repayment of existing debt, we recorded an $11.2 million extraordinary charge, which was included in our results of operations for the year ended December 31, 2000. The results of operations for these properties from the period August 8, 2000 to December 31, 2000 are included in the results of operations discussed below.

THE PENDING CRC ACQUISITION

    On July 31, 2000, we entered into an agreement to acquire by merger all of the gaming assets of CRC Holdings, Inc. for approximately $181.3 million, including amounts required to refinance certain existing indebtedness and to acquire the minority interest in Louisiana Casino Cruises, Inc., or LCCI, CRC's majority owned subsidiary. The closings of the agreements with the LCCI minority owners and CRC are conditioned upon one another. We expect to close the CRC acquisition in the first half of 2001 and in no event later than October 31, 2001. We expect to incur approximately $15.7 million in one-time acquisition and financing related costs related to the closing of the CRC acquisition.

RECENT DEVELOPMENTS

    On February 20, 2001, we commenced a cash tender offer to purchase all of the LCCI 11% Senior Secured Notes and a related consent solicitation. On
March 6, 2001, we announced that all of the holders of the LCCI Notes had tendered notes and delivered consents. The consummation of the tender offer is conditioned upon the closing of the pending CRC acquisition. The tender offer is currently set to expire on March 29, 2001, unless we further extend such expiration to coincide with the anticipated closing of the pending CRC acquisition.

    On March 12, 2001, we completed the sale of $200 million in aggregate principal amount of 11 1/8% Senior Subordinated Notes due March 1, 2008. The net proceeds of these notes will be used, in part, to finance the CRC acquisition and to complete the tender offer for the LCCI notes; however, if we do not consummate the CRC acquisition by October 31, 2001, we will use the entire net proceeds of these notes to repay outstanding term loan indebtedness under our senior credit facility.

RESULTS OF OPERATIONS

    The results of operations by property level for the years ended December 31, 1998, 1999 and 2000 are summarized below:

                                                     REVENUES(1)                       EBITDA(1)
                                            ------------------------------   ------------------------------
                                              1998       1999       2000       1998       1999       2000
                                            --------   --------   --------   --------   --------   --------
Charles Town Entertainment Complex........  $ 56,883   $ 80,015   $135,290   $ 7,103    $16,023    $35,469
Casino Magic Bay St. Louis(2).............        --         --     31,571        --         --      6,092
Boomtown Biloxi(2)........................        --         --     24,634        --         --      3,460
Penn National Race Course and its OTWs....    63,620     55,609     64,364    13,039      9,065     10,380
Pocono Downs and its OTWs.................    35,576     36,324     37,573     8,719      8,955      7,792
Earnings from Pennwood Racing, Inc.
  (New Jersey joint venture)..............        --      1,098      2,832        --      1,098      2,832
Corporate eliminations(3).................    (2,014)    (1,588)    (1,630)       --         --         --
Corporate overhead........................        --         --         --    (3,655)    (5,361)    (6,033)
                                            --------   --------   --------   -------    -------    -------
TOTAL.....................................  $154,065   $171,458   $294,634   $25,206    $29,780    $59,992
                                            --------   --------   --------   -------    -------    -------

------------

(1) Reflects property level revenues and EBITDA and excludes non-recurring charges and expenses.

(2) Reflects results since the August 8, 2000 acquisition from Pinnacle Entertainment.

(3) Primarily reflects intracompany transactions related to import/export simulcasting.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Revenues for the year ended December 31, 2000 increased 71.8% to $294.6 million from $171.5 million for the year ended December 31, 1999. EBITDA rose 101.3% to $60.0 million from $29.8 million for the year ended December 31, 1999. Income before extraordinary item for the year ended December 31, 2000 was $18.6 million compared to net income of $6.7 million for the year ended
December 31, 1999. Reflecting an extraordinary charge net of taxes of $6.6 million incurred in the third quarter for the early extinguishment of debt, we recorded net income of $12.0 million for the year ended December 31, 2000.

CHARLES TOWN ENTERTAINMENT COMPLEX

    Revenues increased at Charles Town by approximately $55.3 million, or 69.1%, to $135.3 million in 2000 from $80.0 million in 1999. Gaming revenue increased by $53.9 million, or 97.3%, to $109.3 million in 2000 from $55.4 million in 1999 due to the addition of 136 new video lottery machines, 565 new reel spinning, coin-out gaming machines and 452 gaming machines in the OK Corral slots center, which opened on November 25, 2000, since January 1999. The average number of machines in play increased to 1,494 in 2000 from 923 in 1999 and the average win per machine increased to $199 in 2000 from $163 in 1999. Racing revenue increased by $1.0 million, or 5.2% to $20.3 million in 2000 from $19.3 million in 1999. This increase is due primarily to a change in the schedule from a Wednesday afternoon race program to a Thursday evening race program in 2000 to accommodate export simulcasting. Charles Town began exporting its live race program to tracks across the country on June 5, 1999 and generated export simulcasting revenues of $2.2 million in 2000 compared to $1.0 million in 1999. Operating expenses increased by $30.1 million, or 43.2%, to $99.8 million in 2000 from $69.7 million in 1999. The increase was due to an increase in direct costs associated with additional wagering on horse racing and gaming machine play, the addition of gaming machines and floor space (new temporary facility for gaming machines and the opening of the OK Corral slot center), export simulcast expenses and expanded concession and dining capability and capacity. EBITDA attributable to Charles Town increased by $19.5 million, or 121.9%, to $35.5 million in 2000 from $16.0 million in 1999.

MISSISSIPPI CASINOS

    The Casino Magic Bay St Louis and Boomtown Biloxi acquisitions were completed on August 8, 2000. For the period August 8 to December 31, 2000, these two casinos had combined revenues of $56.2 million, and EBITDA of $9.6 million.

PENN NATIONAL RACE COURSE AND ITS OTW FACILITIES

    Penn National Race Course had an increase in revenue of approximately
$8.8 million, or 15.8%, to $64.4 million in 2000 from $55.6 million in 1999. Pari-mutuel wagering was $386.6 million in 2000 compared to $333.8 million in 1999. The increase in wagering and revenues is attributed to Penn National Race Course running 201 live race days in 2000 compared to 153 live races days in 1999. Penn National only ran 153 live race days in 1999 due to the Horsemen action in the first quarter that resulted in the closure of all of the facilities from February 16 to March 24, 1999. Operating expenses increased by approximately $6.2 million, or 13.0%, to $54.0 million in 2000 from $47.8 million in 1999. Adjusting for the Horsemen action in 1999, EBITDA attributable to these properties increased by $1.3 million, or 14.3%, to $10.4 million in 2000 from $9.1 million in 1999.

POCONO DOWNS AND ITS OTW FACILITIES

    Revenues at Pocono Downs increased by $1.3 million, or 3.6%, to $37.6 million in 2000 from $36.3 million in 1999. Pari-mutuel wagering was $161.6 million in 2000 compared to $160.2 million in 1999. Expenses increased by approximately $2.4 million, or 8.8%, to $29.8 million in 2000 from $27.4 million in 1999. The opening of the new OTW facility in East Stroudsburg and the increase in purse expense per the terms of the new Horsemen's contract executed in January 2000 accounted for most of the increase in expenses. EBITDA decreased $1.2 million, or 13.3%, to $7.8 million in 2000 from $9.0 million in 1999.

NEW JERSEY JOINT VENTURE

    We completed our investment in Pennwood Racing, Inc., the New Jersey joint venture, on July 29, 1999. Pennwood Racing operates Freehold Raceway and Garden State Park. Revenues of the joint venture increased to $61.5 million in 2000 from $28.0 million in 1999 as a result of the operating results in 2000 reflecting a full twelve-month period. Net income was $5.6 million in 2000, before non-recurring charges of $1.0 million relating to the termination of the Garden State lease, compared to $2.2 million in 1999. Our 50% share of net income was $2.8 million in 2000 compared to $1.1 million in 1999 and was recorded as other revenues on the income statement.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Revenues in 1999 increased by approximately $17.4 million, or 11.3%, to $171.5 million from $154.1 million in 1998. Operating expenses in 1999 increased by approximately $19.0 million, or 14.1%, to $153.6 million from $134.6 million in 1998. Included in operating expenses were nonrecurring expenses in 1999 for the Horsemen's strike ($1.3 million) at Penn National Race Course, Tennessee development and licensing expenses ($0.5 million) and litigation expenses
($1.5 million) to settle a lawsuit with a totalisator company. Income from operations decreased by $1.7 million, or 8.7%, to $17.8 million in 1999 from $19.5 million in 1998 due to the Horsemen's strike and nonrecurring expenses. Net interest expense for the years ended December 31, 1999 and 1998 consisted of approximately $7.3 million and $7.4 million, respectively, of net interest primarily due to the 10.625% senior notes and our existing credit facility. Taxes on income decreased by $0.7 million to $3.8 million in 1999 from $4.5 million in 1998 and net income decreased by $0.8 million, or 10.7%, to $6.7 million in 1999 from $7.5 million in 1998 due substantially to the factors described above.

CHARLES TOWN ENTERTAINMENT COMPLEX

    Revenues increased at Charles Town by approximately $23.1 million, or 40.6%, to $80.0 million in 1999 from $56.9 million in 1998. Gaming revenue at Charles Town increased by $17.7 million, or 46.9%, to $55.4 million in 1999 from $37.7 million in 1998 due to the addition of 136 new video lottery machines and 565 new reel spinning, coin-out gaming machines during the year. At year end there were 1,500 gaming machines in operation compared to 799 machines at year end in 1998. The average number of machines increased to 923 in 1999 from 704 in 1998 and the average win per machine increased to $163 in 1999 from $145 in 1998. Racing revenue increased by $3.8 million, or 24.5%, to $19.3 million in 1999 from $15.5 million in 1998. The live meet consisted of 213 race days in 1999 compared to 206 race days in 1998 and a change in the schedule from a Wednesday afternoon race program to a Thursday evening race program to accommodate export simulcasting. Charles Town began exporting its live race program to tracks across the country on June 5, 1999 and generated export simulcasting revenues of $0.9 million for the year. Concession revenues increased by approximately $1.5 million, or 39.5%, to $5.3 million in 1999 from $3.8 million in 1998 due to increased attendance for gaming and racing and the expansion of the concession areas, dining room and buffet area. Operating expenses increased by $14.2 million, or 28.5%, to $64.0 million in 1999 from $49.8 million in 1998 due to the increase in direct costs associated with additional wagering on horse racing and gaming machine play, the addition of gaming machines and floor space (new temporary gaming facility), export simulcast expenses and expanded concession and dining capability and capacity. In addition to the operating expenses, Charles Town had a non-recurring expense of $1.5 million in litigation settlement expenses for the settlement of a lawsuit involving a former totalisator company vendor.

PENN NATIONAL RACE COURSE AND ITS OTW FACILITIES

    Penn National Race Course had a decrease in revenue of approximately
$8.0 million, or 12.6%, to $55.6 million in 1999 from $63.6 million in 1998. The decrease was primarily due to the expiration of the Horsemen's Agreement that resulted in the closure of the facilities from February 16 to March 24, 1999. Penn National re-opened for simulcast wagering on March 25, live racing on a limited basis on April 23 and resumed a full live racing schedule the week of June 26, 1999. For the year 1999, Penn National ran 153 live race days compared to 206 live race days in 1998 and ran nine-race cards instead of ten-race cards following the April reopening. Of the scheduled 210 live races for 1999, 46 race days were lost due to the strike and 11 days were cancelled due to weather compared to four days cancelled due to weather in 1998. Expenses decreased by approximately $2.7 million, or 5.2%, to $49.6 million in 1999 from $52.3 million in 1998. Included in the 1999 expenses is $1.3 million for the Horsemen's strike. The results of operations also includes the operation of the Johnstown OTW facility for 12 months in 1999 compared to three months in 1998.

POCONO DOWNS AND ITS OTW FACILITIES

    Pocono Downs live race meet, which runs from April to November, consisted of 130 race days in 1999 compared to 135 races days in 1998. Revenues at Pocono Downs increased by $0.7 million, or 2.0%, to $36.3 million in 1999 from $35.6 million in 1998. The increase resulted from a full year of operations at the Carbondale ($1.4 million) and Hazleton ($0.8 million) OTWs, which was partially offset by a decrease in revenue at the Pocono Downs Racetrack
($1.0 million). The decrease was due to the close proximity of the two new OTWs to the track. Revenue also decreased at the racetrack due to a 7.1% decrease in export simulcast wagering on Pocono live races due to the temporary closing of the barn area during the winter to accommodate improvements we made to the track that resulted in starting the racing season with a shortage of horses. Expenses increased by approximately $0.7 million, or 2.4%, to $29.5 million in 1999 from $28.8 million in 1998.

NEW JERSEY JOINT VENTURE

    On July 29, 1999, after receiving the necessary approvals from the New Jersey Racing Commission and the necessary consents from the holders of our 1997 senior notes, we completed our investment in Pennwood Racing, Inc., our New Jersey joint venture. Pennwood operates Freehold Raceway and Garden State Park. Summarized results of operations of the unconsolidated joint venture (commencing on July 30, 1999) for the period ended December 31, 1999 include $28.0 million in revenue, $23.0 million in operating expenses, $5.0 million in EBITDA and net income of $2.2 million. Our 50% share of the net income, or $1.1 million, is recorded as other revenues on the income statement.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

    Net cash provided by operating activities was $42.0 million for the year ended December 31, 2000. This consisted of net income ($12.0 million), non-cash items ($24.5 million) and increases in balance sheet accounts ($5.5 million) related primarily to the Mississippi acquisitions.

    Cash flows used in investing activities totaled $230.3 million for the year ended December 31, 2000. The acquisitions of the Mississippi properties
($197.2 million) and the remaining 11% minority interest in Charles Town
($5.8 million) totaled $203.0 million. Expenditures for property, plant and equipment totaled $27.3 million and included the construction of the East Stroudsburg OTW facility ($2.1 million), the OK Corral slots center at Charles Town ($8.8 million), new gaming machines and a player tracking system at Charles Town ($7.6 million), office expansion at Charles Town ($1.2 million), land and building acquisitions at Charles Town ($1.0 million), new hotel planning and design at Casino Magic ($1.3 million), other projects ($0.3 million) and maintenance capital expenditures ($5.0 million).

    Cash flows from financing activities provided net cash of $202.1 million in 2000. This cash flow consisted of proceeds from the exercise of options to purchase our common stock of $1.0 million and borrowings under our new credit facility of $323.4 million. The proceeds from our new credit facility were used to repay certain existing long-term debt ($105.2 million), pay the senior note tender fees ($6.7 million) and financing costs associated with the new credit facility ($10.4 million), and to consummate the acquisition of our Mississippi properties.

CAPITAL EXPENDITURES

    The following table summarizes our planned capital expenditures, other than maintenance capital expenditures, by property level for fiscal years 2001 and 2002:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
PROPERTY                                                        2001       2002
--------                                                      --------   --------
                                                                (IN THOUSANDS)
Charles Town Entertainment Complex..........................  $ 9,200    $34,000
Casino Magic Bay St. Louis..................................   18,500     16,500
Boomtown Biloxi.............................................    2,000         --
Casino Rouge................................................    2,000      5,000
Pennsylvania Racetracks and OTW's...........................      800         --
                                                              -------    -------
  Totals....................................................  $32,500    $55,500
                                                              -------    -------

    Beginning in late 2000 and continuing through the end of 2002, we expect to expend significant amounts on capital expenditures at the Charles Town Entertainment Complex and Casino Magic Bay St. Louis. At Charles Town, we expect to spend approximately $43.2 million on capital expenditures through 2002. Specifically, we expect to construct a structured parking facility, at an estimated cost of $9.0 million, and a 300-room hotel with meeting and conference facilities, at an estimated cost of $25.0 million, and expand the gaming and entertainment facility at Charles Town, at an estimated cost of $9.2 million.

    At Casino Magic Bay St. Louis, our capital expenditures in 2001 and 2002 are anticipated to be approximately $35.0 million. We expect to construct a 300-room hotel with meeting and conference facilities, at an estimated cost of $30.0 million and three new restaurant venues, renovations to the existing buffet restaurant, and certain amenities to the gaming floor, at an estimated cost of $5.0 million.

    At the Boomtown Biloxi property, we do not expect to incur significant capital expenditures. However, we are presently exploring a buy-out of the existing ground lease at the Boomtown Biloxi property; if we are successful, we would consider additional expansion opportunities, which could include structured parking at the facility and a hotel. At Casino Rouge, we anticipate spending approximately $6.5 million to construct an entertainment facility at the property. At our Pennsylvania racetracks and OTWs, we do not expect to incur significant capital expenditures.

CREDIT FACILITY

    On August 8, 2000, we entered into a $350 million senior secured credit facility with a syndicate of lenders led by Lehman Brothers Inc. and CIBC World Markets Corp. that replaced our then-existing credit facilities. The credit facility is comprised of a $75 million revolving credit facility maturing on August 8, 2005, a $75 million Tranche A term loan maturing on August 8, 2005 and a $200 million Tranche B term loan maturing on August 8, 2006. Up to $10 million of the revolving credit facility may be used for the issuance of standby letters of credit, of which $2.0 million was outstanding as of September 30, 2000. In addition, up to $10 million of the revolving credit facility may be used for short-term credit to be provided to us on a same-day basis, which must be repaid within five days.

    At our option, the revolving credit facility and the Tranche A term loan may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 3.25%, in either case with the applicable rate based on our total leverage. At our option, the Tranche B term loan may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.25%, or
(2) a rate tied to a eurodollar rate plus an applicable margin up to 4.00%, in either case with the applicable rate based on our total leverage. The eurodollar rate is defined as the rate that appears on page 3750 of the Dow Jones Telerate Screen as of 11:00 a.m. London time two days before the applicable funding date (adjusted for statutory reserve requirements for eurocurrency liabilities) at which eurodollar deposits for one, two, three or six months, as selected by us, are offered in the interbank eurodollar market. At December 31, 2000, our applicable Tranche A and Tranche B loan rates were 9.89% and 10.64%, respectively. In addition, as of December 22, 2000, we have entered into a $100.0 million interest rate swap contract obligating us to pay a fixed rate of 5.825% for three years against the 90-day eurodollar rate.

    As of December 31, 2000, $71.3 million was outstanding on the Tranche A term loan, $199.0 million was outstanding on the Tranche B term loan and $39.0 million was outstanding under the revolving credit portion of the facility. Proceeds from the credit facility to date have been used to finance the acquisition of the Mississippi properties, to replace our existing term loan and revolving credit facilities, to complete a tender offer for our 1997 senior notes and for working capital purposes.

SENIOR SUBORDINATED NOTES

    On March 12, 2001, we completed the sale of $200 million in aggregate principal amount of 11 1/8% Senior Subordinated Notes due March 1, 2008. The proceeds of the notes will be used, in part, to finance the consummation (subject to certain conditions) of our pending CRC acquisition, including the completion of our tender offer for the LCCI notes. If we do not consummate the CRC acquisition by October 31, 2001, we will use the entire proceeds of the offering to repay outstanding term loan indebtedness under our senior credit facility. Pending the anticipated closing of the CRC acquisition, the net proceeds from our senior subordinated note offering are being invested in interest bearing cash equivalents. Accordingly, until such time as the proceeds are used to consummate the CRC acquisition or repay amounts outstanding under our senior credit facility, we will incur the net interest cost of the senior subordinated notes without the benefit of either the cash flow we expect to derive from the CRC operations or the reduction in the outstanding amounts under the senior credit facility. The after-tax net interest expense on the senior subordinated notes is expected to impact our operating results by approximately by $23,000 a day, beginning March 12, 2001 and until the consummation of CRC or the repayment of indebtedness under the credit facility.

    The senior subordinated notes rank equally with our other future senior indebtedness and junior to our senior debt, including debt under our senior secured credit facility. The senior subordinated notes are guaranteed by all of our current and future wholly owned domestic subsidiaries. The senior subordinated notes will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933. It is anticipated that we will file a registration statement under the Securities Act of 1933 to effect an exchange offer of registered senior subordinated notes.

CONTINGENT OBLIGATIONS

    In connection with our 50% ownership interest in Pennwood Racing, we have agreed to guarantee up to 50% of certain obligations of the New Jersey joint venture. These obligations include, but are not limited to, rent, real estate taxes, insurance and utilities under a seven year lease at Garden State Park expiring January 2006, subject to the termination of the lease on May 31, 2001; a $10 million contingent purchase price due to International Thoroughbred Breeders, former owner of certain of the joint venture's assets, if the joint venture receives various approvals for off-track wagering or phone betting in New Jersey; and the obligations of the joint venture under its $23 million credit facility with Commerce Bank, N.A.

OUTLOOK

    Based on our current level of operations, and anticipated revenue growth, we believe that cash generated from operations and amounts available under our credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available under our credit facility or otherwise will be available to enable us to service our indebtedness, including the credit facility and the notes, to retire or redeem the notes when required or to make anticipated capital expenditures. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. We may need to refinance all or a portion of our debt on or before maturity. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    On December 20, 2000, we entered into an interest rate swap agreement with a financial institution in the notional amount of $100 million. The interest rate swap agreement hedges our exposure on our outstanding floating rate obligations, which were $309,250,000 at December 31, 2000. The purpose of the interest rate swap is to convert a portion of our floating rate interest obligations to obligations having a fixed rate of 5.835% plus an applicable margin up to 4.00% per annum through December 20, 2003. The fixing of interest rates reduces in part our exposure to the uncertainty of floating interest rates. The differentials paid or received by us on the interest rate swap agreement is recognized as adjustments to interest expense in the period incurred. For the year ended December 31, 2000, we reduced interest expense by approximately $16,000 as a result of the interest rate swap agreement. We are exposed to credit loss in the event of nonperformance by our counter party to the interest rate swap agreement. We do not anticipate nonperformance by such financial institution, and no material loss would be expected from the nonperformance of such financial institution. Our interest rate swap agreement expires in December 2003.

    For the period from August 8, 2000 to December 20, 2000, we had approximately $309,250,000 of variable rate debt not covered by the interest rate swap agreement. Based on average floating rate borrowings outstanding for the period from August 8, 2000 to December 20, 2000, a 100 basis point change in LIBOR would have caused our interest expense to change by approximately $1,073,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Penn National Gaming, Inc. and subsidiaries
Wyomissing, Pennsylvania

    We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                   \s\ BDO Seidman, LLP

  ------------------------------------------------------------------------------
                                                     BDO Seidman, LLP

Philadelphia, Pennsylvania
March 12, 2001

                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                    1999       2000
------------                                                  --------   --------
(In thousands, except share and per share data)
Assets
Current assets
  Cash and cash equivalents.................................  $  9,434   $ 23,287
  Accounts receivable.......................................     4,779     10,341
  Prepaid expenses and other current assets.................     1,793      5,312
  Prepaid income taxes......................................     1,088      1,905
                                                              --------   --------
Total current assets........................................    17,094     40,845
                                                              --------   --------
Property, plant and equipment, at cost
  Land and improvements.....................................    27,988     81,177
  Building and improvements.................................    70,870    142,753
  Furniture, fixtures and equipment.........................    36,195     79,606
  Transportation equipment..................................       860      1,015
  Leasehold improvements....................................     9,802     11,704
  Construction in progress..................................     1,980      3,643
                                                              --------   --------
                                                               147,695    319,898
  Less accumulated depreciation and amortization............    20,824     31,582
                                                              --------   --------
                                                               126,871    288,316
                                                              --------   --------
Other assets
  Investment in and advances to unconsolidated affiliate....    12,862     14,584
  Cash in escrow............................................     5,000      5,107
  Excess of cost over fair market value of net assets
    acquired net of accumulated amortization of $2,611 and
    $3,858, respectively....................................    21,582     78,161
  Deferred financing costs, net.............................     5,014      9,585
  Miscellaneous.............................................     1,289      3,302
                                                              --------   --------
Total other assets..........................................    45,747    110,739
                                                              --------   --------
                                                              $189,712   $439,900
                                                              --------   --------
Liabilities and Shareholders' Equity

Current liabilities
  Current maturities of long-term debt......................  $  5,160   $ 11,390
  Accounts payable..........................................    10,210     18,436
  Purses due horsemen.......................................     2,114      2,262
  Uncashed pari-mutuel tickets..............................     1,351      1,393
  Accrued expenses..........................................     2,694      6,913
  Accrued interest..........................................       433      1,289
  Accrued salaries and wages................................     1,098      3,957
  Customer deposits.........................................       800        834
  Taxes, other than income taxes............................     1,491      2,816
                                                              --------   --------
Total current liabilities...................................    25,351     49,290
                                                              --------   --------
Long-term liabilities
  Long-term debt, net of current maturities.................    86,053    297,909
  Deferred income taxes.....................................    12,036     13,480
                                                              --------   --------
Total long-term liabilities.................................    98,089    311,389
                                                              --------   --------
Commitments and contingencies

Shareholders' equity
  Preferred stock, $.01 par value, authorized 1,000,000
    shares; no shares issued................................        --         --
  Common stock, $.01 par value, authorized 20,000,000
    shares; shares issued and outstanding 15,314,175 and
    15,459,175, respectively................................       153        155
  Treasury stock, at cost 424,700 shares....................    (2,379)    (2,379)
  Additional paid-in capital................................    38,527     39,482
  Retained earnings.........................................    29,971     41,963
                                                              --------   --------
Total shareholders' equity..................................    66,272     79,221
                                                              --------   --------
                                                              $189,712   $439,900
                                                              --------   --------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31,                                         1998       1999       2000
-----------------------                                       --------   --------   --------
(In thousands, except per share data)
Revenues
  Gaming....................................................  $ 37,665   $ 55,415   $159,589
  Racing....................................................   106,850    102,827    113,230
  Other.....................................................     9,550     13,216     21,304
                                                              --------   --------   --------
Total revenues..............................................   154,065    171,458    294,123
                                                              --------   --------   --------
Operating expenses
  Gaming....................................................    26,544     34,951     94,087
  Racing....................................................    70,303     68,808     77,063
  Other.....................................................     8,080     11,173     18,776
  General and administrative................................    23,932     30,030     44,716
  Depreciation and amortization.............................     5,748      8,679     13,594
                                                              --------   --------   --------
Total operating expenses....................................   134,607    153,641    248,236
                                                              --------   --------   --------
Income from operations......................................    19,458     17,817     45,887

Other income (expense)
  Interest expense..........................................    (8,374)    (8,667)   (19,089)
  Interest income...........................................       825      1,368      1,875
  Other.....................................................       113         (8)        39
                                                              --------   --------   --------
Total other expense.........................................    (7,436)    (7,307)   (17,175)
                                                              --------   --------   --------
Income before income taxes and extraordinary item...........    12,022     10,510     28,712
Taxes on income.............................................     4,519      3,777     10,137
                                                              --------   --------   --------
Income before extraordinary item............................     7,503      6,733     18,575

Extraordinary item, loss on early extinguishment of debt,
  net of income taxes of $4,615.............................        --         --      6,583
                                                              --------   --------   --------
Net income..................................................  $  7,503   $  6,733   $ 11,992
                                                              --------   --------   --------
Per share data
  Basic
    Income before extraordinary item........................  $    .50   $    .45   $   1.24
    Extraordinary item......................................        --         --       (.44)
                                                              --------   --------   --------
    Net income..............................................  $    .50   $    .45   $    .80
                                                              ========   ========   ========
  Diluted
    Income before extraordinary item........................  $    .49   $    .44   $   1.20
    Extraordinary item......................................        --         --       (.42)
                                                              --------   --------   --------
    Net income..............................................  $    .49   $    .44   $    .78
                                                              ========   ========   ========
Weighted shares outstanding
  Basic.....................................................    15,015     14,837     14,968
  Diluted...................................................    15,374     15,196     15,443

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 COMMON STOCK                   ADDITIONAL
                                             ---------------------   TREASURY    PAID-IN     RETAINED
                                               SHARES      AMOUNT     STOCK      CAPITAL     EARNINGS    TOTAL
(In thousands, except share data)            ----------   --------   --------   ----------   --------   --------
Balance, December 31, 1997.................  15,152,580     $152     $    --      $37,969    $15,735    $53,856
Exercise of stock options and warrants.....      11,500       --          --           56         --         56
Acquisition of treasury stock..............          --       --      (2,379)          --         --     (2,379)
Net income for the year....................          --       --          --           --      7,503      7,503
                                             ----------     ----     -------      -------    -------    -------
Balance, December 31, 1998.................  15,164,080      152      (2,379)      38,025     23,238     59,036
Exercise of stock options and warrants.....     150,095        1          --          502         --        503
Net income for the year....................          --       --          --           --      6,733      6,733
                                             ----------     ----     -------      -------    -------    -------
Balance, December 31, 1999.................  15,314,175      153      (2,379)      38,527     29,971     66,272
Exercise of stock options..................     145,000        2          --          955         --        957
Net income for the year....................          --       --          --           --     11,992     11,992
                                             ----------     ----     -------      -------    -------    -------
Balance, December 31, 2000.................  15,459,175     $155     $(2,379)     $39,482    $41,963    $79,221
                                             ==========     ====     =======      =======    =======    =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                         1998       1999       2000
-----------------------                                       --------   --------   ---------
(In thousands)
Cash flows from operating activities
  Net income................................................  $  7,503   $  6,733   $  11,992
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization...........................     5,748      8,679      13,594
    Write-off of deferred financing costs...................       376         --          --
    Income from unconsolidated affiliates...................        --     (1,098)     (1,722)
    Extraordinary loss on early extinguishment of debt,
      before income tax benefit.............................        --         --      11,198
    Deferred income taxes...................................       390      1,023       1,444
    Decrease (increase) in
      Accounts receivable...................................    (1,583)      (939)     (5,562)
      Prepaid expenses and other current assets.............      (690)       338      (3,752)
      Prepaid income taxes..................................     2,144       (229)       (817)
      Miscellaneous other assets............................      (463)      (202)     (2,025)
    Increase (decrease) in
      Accounts payable......................................    (1,188)     3,993       8,226
      Purses due horsemen...................................       887      1,227         148
      Uncashed pari-mutuel tickets..........................        93       (246)         42
      Accrued expenses......................................    (1,364)     1,631       4,219
      Accrued interest......................................       142        (35)        856
      Accrued salaries and wages............................       (61)       346       2,859
      Customer deposits.....................................        78        252          34
      Taxes, other than income taxes........................      (146)       988       1,325
                                                              --------   --------   ---------
Net cash provided by operating activities...................    11,866     22,461      42,059
                                                              --------   --------   ---------
Cash flows from investing activities
  Expenditures for property, plant and equipment............   (22,333)   (13,243)    (27,295)
  Proceeds from sale of property and equipment..............        --         --         151
  Investment in and advances to unconsolidated affiliate....        --    (11,764)         --
  Acquisition of business, net of cash acquired.............        --        251    (203,030)
  Increase in cash in escrow................................        --     (5,000)       (107)
                                                              --------   --------   ---------
Net cash used in investing activities.......................   (22,333)   (29,756)   (230,281)
                                                              --------   --------   ---------
Cash flows from financing activities
  Proceeds from exercise of options and warrants............        56        503         957
  Acquisition of treasury stock.............................    (2,379)        --          --
  Proceeds from long-term debt..............................     9,000     24,350     323,395
  Principal payments on long-term debt......................   (11,080)   (11,393)   (105,185)
  Increase in unamortized financing cost....................      (158)    (3,557)    (10,407)
  Payment of tender fees on senior notes....................        --         --      (6,685)
                                                              --------   --------   ---------
Net cash provided by (used in) financing activities.........    (4,561)     9,903     202,075
                                                              --------   --------   ---------
Net increase (decrease) in cash and cash equivalents........   (15,028)     2,608      13,853
Cash and cash equivalents at beginning of year..............    21,854      6,826       9,434
                                                              --------   --------   ---------
Cash and cash equivalents at end of year....................  $  6,826   $  9,434   $  23,287
                                                              ========   ========   =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Penn National Gaming, Inc. (the "Company") owns and operates the Charles Town Entertainment Complex in Charles Town, West Virginia, which features 1,974 gaming machines and live thoroughbred racing; two Mississippi casinos: the Casino Magic Bay St. Louis casino, hotel, golf resort and marina in Bay St. Louis, and the Boomtown Biloxi casino in Biloxi; and two racetracks and eleven off-track wagering (OTW) facilities located in Pennsylvania. The Company expects (subject to certain conditions) to complete the acquisition of CRC
Holdings, Inc. ("CRC") and the minority interest in Louisiana Casino
Cruises, Inc. ("LCCI") not currently owned by CRC in 2001. LCCI owns and operates the Casino Rouge, a riverboat gaming facility in Baton Rouge, Louisiana and CRC has a management contract for the operation of Casino Rama, a casino located approximately ninety miles north of Toronto, Canada on the Chippewas of Mnjikaning First Nation land.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

DEPRECIATION AND AMORTIZATION

    Depreciation of property, plant and equipment and amortization of leasehold improvements are computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their estimated useful lives ranging from three to forty years. The excess of cost over fair value of net assets acquired is being amortized on the straight-line method over forty years.

    The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 2000, the Company has determined that no impairment has occurred.

GAMING REVENUES AND PROMOTIONAL ALLOWANCES

    In accordance with common industry practice, casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary rooms, food and beverage furnished gratuitously to customers. The estimated cost of providing these promotional allowances (which are included in gaming expenses) during the year ended December 31, 2000 was $8,806,000. These complimentary items were not significant to the Company's total revenues prior to 2000 when the Company operated primarily as a pari-mutual company.

INCOME TAXES

    The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

CUSTOMER DEPOSITS

    Customer deposits represent amounts held by the Company for telephone wagering.

CASH AND CASH EQUIVALENTS

    The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash equivalents.

NET INCOME PER COMMON SHARE

    Basic net income per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net income per share reflects the potential dilution of net income per share that could result upon the exercise of outstanding stock options to purchase the Company's common stock (using the treasury stock method).

DEFERRED FINANCING COSTS

    Deferred financing costs which are incurred by the Company in connection with the issuance of debt are deferred and amortized to income over the life of the underlying indebtedness using the interest method adjusted to reflect any early repayments.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

    The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. At
December 31, 2000, the Company had bank deposits which exceeded federally insured limits by approximately $2,753,000 and money market and tax-free bond funds of approximately $2,517,000.

    Concentration of credit risk, with respect to accounts receivable, is limited through the Company's credit evaluation process. The Company does not require collateral on its receivables. The Company's receivables consist principally of amounts due from other racetracks and their OTWs. Historically, the Company has not incurred any significant credit-related losses.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

       Cash and Cash Equivalents: The carrying amount approximates the fair value due to the short maturity of the cash equivalents.

       Long-Term Debt: The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount approximates fair value since the Company's interest rates approximate current interest rates.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

INTEREST RATE SWAPS

    The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to the market in fluctuations throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

    The Company currently uses interest rate swaps to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument. On December 20, 2000, the Company entered into a forward interest rate swap with a notional amount of $100 million, which has an effective date of December 22, 2000 and a termination date of December 22, 2003. Under this agreement, the Company pays a fixed rate of 5.835% against a variable interest rate based on the 90-day eurodollar rate. At December 31, 2000, the 90 day eurodollar rate was 6.5%.

RECENT ACCOUNTING STANDARDS

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company's adoption of FIN 44 in fiscal 2000 did not have a material effect on the Company's financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, which summarizes certain of the SEC staff's accounting principles for revenue recognition in financial statements. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position.

2.  ACQUISITIONS

MISSISSIPPI ACQUISITIONS

    On December 10, 1999, the Company entered into definitive agreements to purchase all of the assets of the Casino Magic Bay St. Louis casino, hotel, golf resort, recreational vehicle park and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi, from Pinnacle
Entertainment, Inc. (formerly Hollywood Park, Inc.) for $195 million. The purchase price was funded with a portion of the proceeds from our $350 million Senior Secured Credit Facility. In addition to acquiring all of the operating assets and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, the Company entered into a licensing agreement to use the Boomtown and Casino Magic names and marks at the properties being acquired. The Company accounted for these acquisitions as a purchase in accordance with Accounting Principles Board Opinion No. 16. On August 8, 2000, the Mississippi Acquisitions were consummated. Included in the consolidated statement of income are the operations of the Mississippi properties from August 8, 2000 through December 31, 2000.

    Unaudited pro forma financial information for the years ended December 31, 2000 and 1999, as though the Mississippi Acquisitions had occurred on January 1, 1999, is as follows:

                                                                1999       2000
                                                              --------   --------
Revenues....................................................  $328,179   $391,836

Income before extraordinary item............................  $  8,601   $ 19,574
Extraordinary item, net of income tax benefit...............        --     (6,583)
                                                              --------   --------
Net income..................................................  $  8,601   $ 12,991
                                                              --------   --------
Net income per common share
  Basic.....................................................  $    .58   $    .87
  Diluted...................................................  $    .57   $    .84

Weighted shares outstanding
  Basic.....................................................    14,837     14,968
  Diluted...................................................    15,196     15,443

CHARLES TOWN MINORITY INTEREST

    On March 15, 2000, the Company purchased from the BDC Group ("BDC"), its joint venture partner in West Virginia, BDC's 11% interest in PNGI Charles Town Gaming Limited Liability Company, which owns and operates the Charles Town Entertainment Complex, for $6.0 million in cash. The investment is recorded net of the minority interest tax liability of $155,000 or $5.845 million. As a result of the purchase, PNGI Charles Town Gaming Limited Liability Company is now a 100% owned subsidiary of the Company.

3. LONG-TERM DEBT

    Long-term debt is as follows:

DECEMBER 31,                                                    1999       2000
------------                                                  --------   --------
$350 million senior secured credit facility. This credit
  facility is secured by substantially all of the assets of
  the Company...............................................  $     --   $309,250
$80 million Senior Notes, due December 15, 2004 with
  interest at 10.625% per annum payable semi-annually. The
  notes are unsecured and are unconditionally guaranteed by
  certain subsidiaries of the Company.......................    69,000         --
Revolving credit facility payable to a bank group...........    12,900
Term loan payable to a bank group due on December 31, 2002
  with interest at various rates. This note is secured by
  certain assets of the Company.............................     9,100
Other notes payable.........................................       213         49
                                                              --------   --------
                                                                91,213    309,299
Less current maturities.....................................     5,160     11,390
                                                              --------   --------
                                                              $ 86,053   $297,909
                                                              --------   --------

CREDIT FACILITY

    On August 8, 2000, the Company entered into a $350 million senior secured credit facility with Lehman Brothers, Inc. and CIBC World Markets Corp. as co-arrangers, among others. The proceeds of the credit facility were used to finance the Mississippi Acquisitions, to pay off the Company's existing long-term debt and for working capital purposes. The credit facility provides for a $75 million revolving credit facility maturing on August 8, 2005, a $75 million Tranche A term loan maturing on August 8, 2005 and a $200 million Tranche B term loan maturing on August 8, 2006. The Company is required to repay the principal balance of the debt based upon a payment as stipulated in the loan agreement.

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

    The weighted average effective interest rate at December 31, 2000 was 10.5%.

    The outstanding amounts under the credit facility as of December 31, 2000 (in thousands) are as follows:

Revolving credit facility...................................  $ 39,000
Tranche A...................................................    71,250
Tranche B...................................................   199,000
                                                              --------
Total.......................................................  $309,250
                                                              --------

    As a result of the refinancing, the Company charged to operations deferred financing costs of $4,513,000 related to the repayment of existing outstanding debt. In addition, the Company paid a tender premium of $6,685,000. The total, $11,198,000 has been reflected as an extraordinary item, net of an income tax benefit of $4,615,000 in the consolidated statement of income for the year ended December 31, 2000.

    The following is a schedule of future minimum repayments of long-term debt as of December 31, 2000:

DECEMBER 31,
(In thousands)
  2001......................................................  $ 11,390
  2002......................................................    15,140
  2003......................................................    18,894
  2004......................................................    22,625
  2005......................................................   107,250
  Thereafter................................................   134,000
                                                              --------
Total minimum payments......................................   309,299

Current maturities..........................................    11,390
                                                              --------
Total noncurrent maturities.................................  $297,909
                                                              --------

    At December 31, 2000, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $2,055,500.

4.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company is liable under numerous operating leases for automobiles, other equipment and buildings, which expire through 2007. Total rental expense under these agreements was $1,169,000, $1,296,000 and $2,054,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

    The future lease commitments relating to noncancelable operating leases as of December 31, 2000 are as follows:

(IN THOUSANDS)
  2001......................................................  $ 3,241
  2002......................................................    2,927
  2003......................................................    2,620
  2004......................................................    1,962
  2005......................................................      915
  Thereafter................................................      942
                                                              -------
                                                              $12,607
                                                              -------

    In addition, the Company leases land for use by Boomtown Biloxi. The lease term is 99 years and is cancelable upon one year's notice. The lease called for an initial deposit by the Company of $2,000,000 and for annual base lease rent payments of $2,000,000 and percentage rent equal to 5.0% of adjusted gaming win (as defined in the lease) over $25,000,000.00 and 6.0% of the amount by which the adjusted gaming win exceeds $50,000,000. During the period from August 8, 2000 to December 31, 2000, the Company paid lease rent under this agreement of $1,281,000.

OPTION TO MANAGE THE CHARLES TOWN ENTERTAINMENT COMPLEX

    The Company acquired the Charles Town Entertainment Complex by exercising an option previously held by a subsidiary of Showboat, Inc., now a wholly owned subsidiary of Harrah's Entertainment, Inc. In assigning the option, Showboat retained the right to operate a casino at the Charles Town Entertainment Complex in return for a management fee, to be negotiated at the time of exercise, based on reasonable rates payable for similar properties. The express terms of the Showboat option do not specify what activities at the Charles Town Entertainment Complex would constitute operation of a casino. The Company does not believe that its installation and operation of gaming devices linked to the West Virginia lottery at the Charles Town Entertainment Complex constitutes the operation of a casino under the Showboat option or under West Virginia law or triggers Showboat's right to exercise the Showboat option. The rights under the Showboat option extend until November 2001.

POCONO DOWNS COMMITMENT

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

PROFIT SHARING PLANS

    The Company has profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code that cover all eligible employees who are not members of a bargaining unit. The plans enable employees choosing to participate to defer a portion of their salary in a retirement fund to be administered by the Company. The Company's contributions to the plans are set at 50% of employees' elective salary deferrals up to a maximum of 6% of employee compensation. The Company also has a defined contribution plan called the Charles Town Races Future Service Retirement Plan covering substantially all of its union employees at the Charles Town Entertainment Complex. The Company makes monthly contributions equal to the amount accrued for retirement expense, which is calculated as .25% of the daily mutual handle and .5% of the net video lottery revenues. Total contributions to the plans for the years ended
December 31, 1998, 1999 and 2000 were $357,000, $408,000 and $1,096,000, respectively.

AGREEMENTS WITH HORSEMEN AND PARI-MUTUEL CLERKS

    The Company has agreements with the horsemen at each of the racetracks. The continuation of these agreements is required to allow the Company to conduct live racing and export and import simulcasting. In addition, the simulcasting agreements are subject to the horsemen's approval.

    On March 23, 1999, the Company entered into a new four-year, nine-month purse agreement with the Horsemen's Benevolent and Protection Association, which represents the horsemen at the Company's Penn National Race Course facility in Grantville, Pennsylvania. The agreement ended an action by the horsemen which began on February 16, 1999 and caused the Company to close Penn National Race Course and its six affiliated OTWs. As a result of the action the Company incurred a nonrecurring $1,250,000 expense, primarily related to costs incurred to maintain the closed facilities inclusive of employee salaries and rents, for Horsemen's Action Expense. The initial term of the agreement ends on January 1, 2004 and automatically renews for another two year period, without change, unless notice is given by either party at least ninety days prior to the end of the initial term.

    On December 17, 1999, the Company entered into a new three-year purse agreement with the Pennsylvania Harness Horsemen's Association, Inc. which represents the owners, trainers, and drivers at the Company's The Downs Racing, Inc. facility in Wilkes-Barre, Pennsylvania. The contract term begins on January 16, 2000 and ends on January 15, 2003. The Company also has an agreement with the Charles Town Horsemen that expires on December 31, 2002.

    In addition to the horsemen agreements, in order to operate gaming machines in West Virginia, the Company is required to enter into written agreements regarding the proceeds of the gaming machines at the Charles Town Entertainment Complex with the parti-mutuel clerks at Charles Town. The agreement with the pari-mutuel clerks at Charles Town expires on December 31, 2004.

CRC HOLDINGS, INC. ACQUISITION

    On July 31, 2000, the Company entered into a definitive agreement to acquire the gaming assets of CRC which does business as Carnival Resorts and Casinos for $95.8 million and the assumption of approximately $32 million in net debt (the "CRC Acquisition"). CRC is an experienced operator of gaming facilities and the owner of approximately 59% of LCCI, the owner and operator of the Casino Rouge, a riverboat gaming facility located on the east bank of the Mississippi River in Baton Rouge, Louisiana. The Company also entered into a definitive agreement with the minority owners of LCCI to acquire their approximately 41% stake for $32.5 million. CRC also has a management contract to operate the Casino Rama casino through 2011. Casino Rama is located approximately 90 miles north of Toronto, Canada, in Orillia, Canada, on land owned by the Chipewas of Mnjikaning First Nation. Under the terms of the agreement, CRC will divest all of its nongaming related assets prior to closing. The transaction, expected to close in 2001, is subject to regulatory and other approvals in both Louisiana and Canada, financing, the expiration of the applicable Hart-Scott-Rodino waiting period and other customary closing conditions. The Company expects to finance the acquisition with proceeds from its senior subordinated notes offering. See Note 12, Subsequent Events.

NEW JERSEY JOINT VENTURE

    On January 28, 1999, the Company, along with its Joint Venture partner, Greenwood New Jersey, Inc. ("Greenwood") agreed to purchase certain assets of the Garden State Race Track and Freehold Raceway, both located in New Jersey (the "Acquisition"). The partners each received a 50% ownership interest in the joint venture.

    The purchase price for the Acquisition was approximately $46 million and consisted of $23 million in cash and $23 million pursuant to two deferred purchase price promissory notes.

    Pursuant to the Joint Venture Agreement, the Company agreed to guarantee severally: (i) up to 50% of the obligation of the Joint Venture under its Put Option Agreement ($17.5 million) with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"); (ii) up to 50% of the Joint Venture obligation for the seven year lease at Garden State Park; (iii) up to 50% of the Joint Venture obligation to International Thoroughbred Breeders, Inc. for the contingent purchase price notes ($10.0 million) relating to the operation, subject to passage by the New Jersey legislature, of OTWs and telephone wagering accounts in New Jersey. In conjunction with the closing, the Company entered into a Debt Service Maintenance Agreement with Commerce Bank, N.A. for the funding of a $23.0 million credit facility to the Joint Venture. The Company's investment in the Joint Venture is accounted for under the equity method. The original investment was recorded at cost and adjusted by the Company's share of income or losses of the Joint Venture. The Company's 50% share of the income of the Joint Venture is included in other revenues in the accompanying Consolidated Statements of Income for the years ended December 31, 1999 and 2000.

    Summarized balance sheet information for the Joint Venture as of December 31, 1999 and 2000 is as follows (in thousands):

                                                              1999       2000
                                                            --------   --------
Current assets............................................  $ 7,324    $12,122
Property, plant and equipment, net........................   30,786     29,818
Other.....................................................   18,158     16,435
                                                            -------    -------

Total assets..............................................  $56,268    $58,375
                                                            -------    -------

Current liabilities.......................................  $ 7,453    $ 8,698
Long-term liabilities.....................................   46,221     43,466
Members' equity...........................................    2,594      6,211
                                                            -------    -------

Total liabilities and members' equity.....................  $56,268    $58,375
                                                            -------    -------

    Summarized results of operations of the unconsolidated Joint Venture for the period July 30, 1999 through December 31, 1999 and for the year ended
December 31, 2000 is as follows (in thousands):

                                                              1999       2000
                                                            --------   --------
Revenues..................................................  $27,982    $61,492
Operating expenses........................................   23,005     48,771
                                                            -------    -------
EBITDA*...................................................    4,977     12,721
                                                            -------    -------

Net income................................................  $ 2,196    $ 4,643
                                                            -------    -------

------------

*   Earnings before interest, depreciation, taxes, and amortization.

5.  INCOME TAXES

    The provision for income taxes charged to operations was as follows:

YEAR ENDED DECEMBER 31,                                1998       1999       2000
-----------------------                              --------   --------   --------
(in thousands)
Current tax expense
  Federal..........................................   $3,374     $2,759    $ 6,199
  State............................................      755        108        660
                                                      ------     ------    -------

Total current......................................    4,129      2,867      6,859
                                                      ------     ------    -------

Deferred tax expense (benefit)
  Federal..........................................      378      1,227      3,447
  State............................................       12       (317)      (169)
                                                      ------     ------    -------

Total deferred.....................................      390        910      3,278
                                                      ------     ------    -------
Total provision....................................   $4,519     $3,777    $10,137
                                                      ------     ------    -------

    Net deferred tax liabilities are comprised of the following:

DECEMBER 31,                                                  1999       2000
------------                                                --------   --------
Deferred tax assets
  State net operating losses..............................  $   888    $ 2,027
                                                            -------    -------
Deferred tax liabilities
  Property, plant and equipment...........................  $12,924    $15,507
                                                            -------    -------

    The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the following periods:

YEAR ENDED DECEMBER 31,                                       1998       1999       2000
-----------------------                                     --------   --------   --------
Percent of pretax income
  Federal tax rate........................................    34.0%      34.0%      34.0%
  State and local income taxes, net of federal tax
    benefit...............................................     4.2        2.0        1.1
  Permanent difference relating to amortization of
    goodwill..............................................      .4         .2         .1
  Other miscellaneous items...............................    (1.0)       (.3)        .1
                                                              ----       ----       ----
                                                              37.6%      35.9%      35.3%
                                                              ====       ====       ====

6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during the year for interest was $8,192,000, $8,742,000 and $18,426,000 in 1998, 1999 and 2000, respectively.

    Cash paid during the year for income taxes was $4,207,000, $2,970,000 and $3,886,000 in 1998, 1999 and 2000, respectively.

7.  STOCK BASED COMPENSATION

    In April 1994, the Company's Board of Directors and shareholders adopted and approved the Stock Option Plan (the "Plan"). The Plan permits the grant of options to purchase up to 3,000,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, and nonqualified stock options which do not so qualify. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in April 2004.

    Stock options that expire between May 26, 2001 and February 8, 2010 have been granted to officers and directors to purchase Common Stock at prices ranging from $3.33 to $17.63 per share. All options were granted at market prices at date of grant. The following table contains information on stock options issued under the Plan for the three-year period ended December 31, 2000:

                                                         EXERCISE PRICE   AVERAGE
                                              OPTION       PER SHARE      EXERCISE
                                              SHARES         RANGE         PRICE
                                             ---------   --------------   --------
Outstanding at January 1, 1998.............  1,040,500   $3.33 to 17.63    $ 7.31
Granted....................................    195,000    6.44 to 15.50      9.06
Exercised..................................    (11,500)    3.33 to 5.63      4.88
Canceled...................................    (39,500)   5.63 to 15.50     13.36
                                             ---------
Outstanding at December 31, 1998...........  1,184,500    3.33 to 17.63      9.50
Granted....................................    149,500     6.88 to 9.13      6.98
Exercised..................................    (27,000)            5.63      5.63
Canceled...................................    (31,750)   5.63 to 15.50     13.40
                                             ---------
Outstanding at December 31, 1999...........  1,275,250    3.33 to 17.63      7.27
Granted....................................    294,500    8.12 to 17.31      9.65
Exercised..................................   (145,000)   3.33 to 11.50      4.77
Canceled...................................    (11,000)   8.25 to 12.37     10.36
                                             ---------
Outstanding at December 31, 2000...........  1,413,750   $3.33 to 17.63    $ 8.01
                                             ---------

    In addition, 300,000 Common Stock options were issued to the Company's Chairman outside the Plan on October 23, 1996. These options were issued at $17.63 per share and are exercisable through October 23, 2006.

    Exercisable at year end:

                                                        EXERCISE       WEIGHTED
                                                       PRICE PER       AVERAGE
                                          OPTION         SHARE         EXERCISE
                                          SHARES         RANGE          PRICE
                                         ---------   --------------   ----------
1998...................................  1,034,666   $3.33 to 17.63   $     8.36
1999...................................  1,242,625    3.33 to 17.63         9.49
2000...................................  1,228,792    3.33 to 17.63        10.03
                                         ---------   --------------   ----------
Options available for future grant:....                                1994 PLAN
                                                                      ----------
2000...................................                                1,253,250
                                                                      ----------

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                              EXERCISE PRICE RANGE              TOTAL
                                        --------------------------------   ---------------
                                        $3.33 TO $5.58   $5.58 TO $17.63   $3.33 TO $17.63
                                        --------------   ---------------   ---------------
Outstanding options
  Number outstanding at
    December 31, 2000.................      548,000          1,165,750         1,713,750
  Weighted average remaining
    contractual life (years)..........         3.26               5.62              4.86
  Weighted average exercise price.....     $   3.92         $    12.40        $     9.69

Exercisable options
  Number outstanding at December 31,
    2000..............................      548,000            680,792         1,228,792
  Weighted average exercise price.....     $   3.93         $    14.95        $    10.03

    In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has adopted fair value as the measurement basis for transactions in which the Company acquires goods or services from nonemployees in exchange for equity instruments. In addition, SFAS 123 also has certain disclosure provisions. Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employers" ("APB 25"), uses an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25 for its stock-based employee compensation arrangements. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS 123, the Company's net income and net income per share would have been as follows:

YEAR ENDED DECEMBER 31,                      1998         1999         2000
-----------------------                   ----------   ----------   -----------
Net income
  As reported...........................  $7,503,000   $6,733,000   $11,992,000
  Pro forma.............................   6,827,000    6,143,000    11,702,000

Basic net income per share
  As reported...........................  $      .50   $      .45   $       .80
  Pro forma.............................         .45          .41           .78
Diluted net income per share
  As reported...........................  $      .49   $      .44   $       .78
  Pro forma.............................         .44          .40           .76

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000: dividend yield of 0%; expected volatility of 35%; risk-free interest rate of 6%; and expected lives of five years. The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

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

    The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock (the "Stock Acquisition Date"), announces a tender or exchange offer that will result in such person or group acquiring 20% or more of the outstanding common stock or is a beneficial owner of a substantial amount of Common Shares (at least 10%) whose ownership may have a material adverse impact ("Adverse Person") on the business or prospects of the Company. The Company will be entitled to redeem the Rights at a price of $.01 per Right (payable in cash or stock) at any time until 10 days following the Stock Acquisition Date or the date on which a person has been determined to be an Adverse Person. If the Company is involved in certain transactions after the Rights become exercisable, a Holder of Rights (other than Rights owned by a shareholder who has acquired 15% or more of the Company's outstanding common stock or is determined to be an Adverse Person, which Rights become void) is entitled to buy a number of the acquiring company's Common Shares or the Company's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. Until a Right is exercised, the holder will have no rights as a stockholder of the Company, including, without limitations, the right to vote as a stockholder or to receive dividends. The Rights are not exercisable until the Distribution Date and will expire at the close of business on March 18, 2009, unless earlier redeemed or exchanged by the Company.

9.  LITIGATION SETTLEMENT

    In December 1997, Amtote International, Inc. ("Amtote"), filed an action against the Company and the Charles Town Joint Venture in the United States District Court for the Northern District of West Virginia. In its complaint, Amtote stated that the Company and the Charles Town Joint Venture allegedly breached certain contracts with Amtote and its affiliates when it entered into a wagering services contract with a third party. On September 30, 1999, the United States District Court for the Northern District of West Virginia rendered a decision, which awarded liquidated damages to Amtote. On February 1, 2000, the Company and Amtote entered into a settlement agreement in which the Company paid Amtote, in full satisfaction of the judgement, the sum of $1.5 million, which was recorded as an expense in 1999.

10.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

    Following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 2000:

                                                             FISCAL QUARTER
                                                -----------------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS           FIRST      SECOND     THIRD      FOURTH
--------------------------------------          --------   --------   --------   --------
1999
  Total revenues..............................  $32,789    $45,383    $47,567    $45,719
  Income from operations......................    1,865      6,000      6,346      3,605
  Net income..................................       22      2,539      2,838      1,333
  Basic earnings per share....................       --        .17        .19        .09
  Diluted earnings per share..................       --        .17        .19        .09

2000
  Total revenues..............................  $52,712    $61,753    $87,795    $91,863
  Income from operations......................    7,846     11,678     14,868     11,495
  Net income (loss)...........................    3,619      6,226       (581)     2,728
  Basic earnings (loss) per share.............      .24        .42       (.04)       .18
  Diluted earnings (loss) per share...........      .24        .40       (.04)       .18

    In accordance with gaming industry practice, total revenues for the first three quarters of 2000 have been adjusted since the filing of the Company's quarterly reports on Form 10Q to exclude the retail value of complimentary rooms, food and beverages furnished gratuitously to customers. These complimentary items were not significant to the Company's total revenues prior to 2000 when the Company operated primarily as a pari-mutuel company and thus, are included in total revenues for 1999.

11.  SEGMENT INFORMATION

    The Company has adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The Company has determined that it currently operates in the two segments: (1) gaming and (2) racing.

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" for the year ended
December 31, 2000. The Company and the gaming industry use EBITDA as a means to evaluate performance. EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States) as a measure of operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States) or as a measure of the Company's limitations.

    The table below presents information about reported segments:

Revenues
YEAR ENDED DECEMBER 31,                           1998       1999       2000
-----------------------                         --------   --------   --------
(in thousands)
Gaming(1).....................................  $ 56,883   $ 80,015   $191,495
Racing........................................    99,196     93,031    104,258
Eliminations(2)...............................    (2,014)    (1,588)    (1,630)
                                                --------   --------   --------
Total.........................................  $154,065   $171,458   $294,123
                                                --------   --------   --------

EBITDA
YEAR ENDED DECEMBER 31,                              1998       1999       2000
-----------------------                            --------   --------   --------
(in thousands)
Gaming(1)........................................  $ 3,448    $ 8,628    $38,988
Racing...........................................   21,758     17,868     20,493
                                                   -------    -------    -------
Total............................................  $25,206    $26,496    $59,481
                                                   -------    -------    -------

Total Assets
AS OF DECEMBER 31,                                          1999       2000
------------------                                        --------   --------
(in thousands)
Gaming(1)...............................................  $280,270   $673,682
Racing..................................................    89,744     91,756
Eliminations (2)........................................  (179,414)  (323,511)
                                                          --------   --------
                                                          $190,600   $441,927
                                                          --------   --------

------------

(1) Reflects results of the Mississippi properties since the August 8, 2000 acquisition from Pinnacle Entertainment

(2) Primarily reflects intracompany transactions related to import/export simulcasting.

12.  SUBSEQUENT EVENTS

SENIOR SUBORDINATED NOTES OFFERING

    On March 12, 2001, the Company consummated an offering of $200 million aggregate principal of 11 1/8% Senior Subordinated Notes due March 1, 2008. The proceeds of these notes will be used, in part, to finance the CRC acquisition; however, if the Company does not consummate the CRC acquisition by October 31, 2001, the Company will use the entire net proceeds of the offering to repay outstanding loan indebtedness under the Company's senior credit facility.

LCCI NOTES TENDER OFFER

    On February 20, 2001, the Company commenced a cash tender offer to purchase all of the LCCI 11% Senior Secured Notes due 2005 (the "LCCI Notes") and a related consent solicitation to eliminate certain restrictive covenants and related provisions in the indenture pursuant to which the LCCI Notes were issued. The tender offer is scheduled to expire at 5:00 p.m., New York City time, on March 22, 2001 unless extended. The principal purpose of the tender offer is to acquire all of the outstanding LCCI Notes in connection with the CRC Acquisition. Consummation of the tender offer is conditioned upon closing of the CRC Acquisition. The tender offer and the consent solicitation are subject to the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement and the related Consent and Letter of Transmittal that are being sent to all holders of LCCI Notes. Subject to the terms and conditions of the tender offer and consent solicitation, the Company will make all payments promptly after the acceptance date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item concering directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

    The following table provides information regarding our executive officers as of March 15, 2001 (except as to Mr. DeSanctis):

NAME                                       AGE                          POSITION
----                                     --------   -------------------------------------------------
Peter M. Carlino.......................     54      Chairman of the Board and Chief Executive Officer
William J. Bork........................     67      President, Chief Operating Officer and
                                                    Director(1)
Kevin DeSanctis........................     48      President and Chief Operating Officer(2)
Robert S. Ippolito.....................     49      Chief Financial Officer, Secretary and Treasurer
Joseph A. Lashinger, Jr................     47      Vice President and General Counsel
Robert E. Abraham......................     48      Vice President/Controller
George A. Connolly.....................     63      Vice President of Human Resources

------------

(1) Upon Mr. DeSanctis' approval by applicable jurisdictions, Mr. Bork is expected to assume the title of President, Racing Division.

(2) Mr. DeSanctis will become President and Chief Operating Officer upon the receipt of necessary licensing and regulatory approval in applicable jurisdictions.

    Our current executive officers, along with their backgrounds, are as follows:

    PETER M. CARLINO. Mr. Carlino has served as our Chairman of the Board and Chief Executive Officer since April 1994, and has devoted a significant amount of time as a Director since 1991. From 1984 to 1994, Mr. Carlino devoted a substantial portion of his business time to developing, building and operating residential and commercial real estate projects located primarily in Central Pennsylvania. Since 1976 he has been President of Carlino Financial Corporation, a holding company which owns and operates various Carlino family businesses, in which capacity he has been continuously active in strategic planning for Carlino Financial and monitoring its operations. From 1972 until 1976, Mr. Carlino served as President of Mountainview Thoroughbred Racing Association, a subsidiary of Penn National.

    WILLIAM J. BORK.  Mr. Bork was elected President and a Director in
June 1995. From 1987 to June 1995 he was Vice President for Ladbroke Racing Corporation. Prior to working with Ladbroke, Mr. Bork served as Vice President of Operations of racetracks previously owned by Ogden Corporation including Fairmount Park in Collinsville, Illinois; Mountaineer Park in Chester, West Virginia; Wheeling Downs in Wheeling, West Virginia; and Suffolk Downs in Boston, Massachusetts.

    KEVIN DESANCTIS. In February 2001, Mr. DeSanctis joined the company. He will assume the titles of President and Chief Operating Officer upon the receipt of necessary licensing and regulatory approval in applicable jurisdictions. Prior to joining us, Mr. DeSanctis served from 1995 to 2000 as Chief Operating Officer, North America for Sun International Hotels Limited where he was responsible for complete oversight of day-to-day operations of the company's gaming properties in North America and the Bahamas. Prior to joining Sun International, Mr. DeSanctis' experience included management and pre-opening responsibilities for gaming operations in Las Vegas, Atlantic City, New Orleans and Colorado.

    ROBERT S. IPPOLITO. Mr. Ippolito, a certified public accountant, was elected Chief Financial Officer, Secretary and Treasurer of Penn National in April 1994. He was Corporate Controller and Secretary of Carlino Financial and certain of its affiliates between June 1987 and May 1994, and from 1979 to 1987 was engaged in public accounting.

    JOSEPH A. LASHINGER, JR., ESQ. Mr. Lashinger was elected Vice President and General Counsel of Penn National in June 1997. Prior to joining us,
Mr. Lashinger served as a consultant to us from 1996 to 1997. From 1978 to 1990, Mr. Lashinger was elected to seven consecutive terms in the Pennsylvania House of Representatives as representative from the 150th Legislative District in Montgomery County, Pennsylvania. From 1981 to 1992, Mr. Lashinger was a partner in the law firm of Fox, Differ, Callahan, Sheridan, O'Neil and Lashinger.
Mr. Lashinger has also served as director of government affairs, development director and counsel to several major casino companies including Hollywood Casino Corporation and Bally Entertainment. In 1997, Mr. Lashinger voluntarily filed for personal bankruptcy due in part to his personal guaranty of the debts of a failed business in which he was a part owner.

    ROBERT E. ABRAHAM. Mr. Abraham was elected Vice President and Corporate Controller in January 1997. From 1986 to 1997, Mr. Abraham was the controller of Mountainview Thoroughbred Racing Association and Pennsylvania National Turf Club.

    GEORGE A. CONNOLLY. Mr. Connolly was elected Vice President, Human Resources in April, 1998. Prior to joining Penn National in 1998, Mr. Connolly held a number of positions in the Human Resources and Labor and Public Relations departments at Western Electric/AT&T in New York City, Kearny, New Jersey, Newark, New Jersey, Kansas City, Missouri, and Reading, Pennsylvania.
Mr. Connolly spent 31 years at Western Electric/AT&T.

ITEM 11.  EXECUTIVE COMPENSATION

    The information called for in this item is hereby incorporated by reference to the 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for in this item is hereby incorporated by reference to the 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for in this item is hereby incorporated by reference to the 2001 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES. The
              following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

              Report of Independent Certified Public Accountants
              Consolidated Balance Sheets as of December 31, 1999 and 2000
              Consolidated Statements of Income for the years ended
              December 31, 1998,
              1999 and 2000
              Consolidated Statements of Shareholders' Equity for the years ended December 31,
              1998, 1999 and 2000
              Consolidated Statements of Cash Flows for the years ended
              December 31, 1998, 1999 and 2000

              All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial
              Statements or notes thereto.

3. EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE. The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(b) REPORTS ON FORM 8-K. The Company filed the following reports on Form 8-K during the fourth quarter 2000:

              On October 20, 2000, the Company filed a Current Report on
              Form 8-K/A that included financial information pertaining to the purchase of substantially all of the assets of the Casino Magic Bay St. Louis Casino and Boomtown Biloxi Casino from Pinnacle Entertainment, Inc. (formerly Hollywood
              Park, Inc.) for $195 million which was reported in the Current Form 8-K filed August 23, 2000.

                                 EXHIBIT INDEX

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
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

         2.1.1          Amendment to Agreement and Plan of Reorganization dated
                        April 26, 1994 among Penn National Gaming, Inc., Carlino
                        Family Partnership, Carlino Financial Corporation and the shareholders and general partners of the entities now comprising Penn National Gaming, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

           2.2          Agreement and Plan of Reorganization dated April 11, 1994
                        between Penn National Gaming, Inc. and Thomas J. Gorman.
                        (Incorporated by reference to the Company's registration
                        statement on Form S-1, File #33-77758, dated May 26, 1994.)

         2.2.1          Amendment to Agreement and Plan of Reorganization dated
                        April 26, 1994 between Penn National Gaming, Inc. and Thomas
                        J. Gorman. (Incorporated by reference to the Company's
                        registration statement on Form S-1, File #33-77758, dated
                        May 26, 1994.)

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

           2.5          Letter dated January 14, 1997 from Peter M. Carlino to James
                        A. Reeder. (Incorporated by reference to the Company's
                        current report on Form 8-K, dated January 30, 1997.)

           2.6          First Amendment to Asset Purchase Agreement dated as of
                        January 28, 1999 by and between among Greenwood New
                        Jersey, Inc., International Thoroughbred Breeders, Inc.,
                        Garden State Race Track, Inc., Freehold Racing Association,
                        Atlantic City Harness Inc., Circa 1850, Inc., and Penn
                        National Gaming, Inc. (Incorporated by reference to the
                        Company's current report on Form 8-K, dated February 12,
                        1999.)

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

           2.8          Transfer, Assignment and Assumption Agreement and Bill of
                        Sale dated January 15, 1997 among Charles Town Races, Inc.,
                        Charles Town Racing Limited Partnership, and PNGI Charles
                        Town Limited Liability Company. (Incorporated by reference to Exhibit 2.2 of the Company's Form 10-Q, dated
                        November 14, 1997.)

           2.9          Second Amended and Restated Operating Agreement dated as of
                        October 17, 1997, among Penn National Gaming of West
                        Virginia, Inc., BDC Group and PNGI Charles Town Gaming
                        Limited Liability Company. (Incorporated by reference to the
                        Company's Form 10-Q, dated November 14, 1997.)

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
          2.10          Purchase Agreement dated September 13, 1996 between Penn
                        National Gaming, Inc. and the Estate of Joseph B. Banks for
                        the purchase of Pocono Downs Race Track and two related OTW facilities. (Incorporated by reference to the Company's
                        Form 10-Q, dated November 13, 1996.)

          2.11 Asset Purchase Agreement dated as of December 9, 1999 between BSL, Inc. and Casino Magic Corp. (Incorporated by reference to the Company's current report on Form 8-K, dated August 8, 2000.)

          2.12          First Amendment to Asset Purchase Agreement dated as of
                        December 17, 1999 between BSL, Inc. and Casino Magic Corp.
                        (Incorporated by reference to the Company's current report on Form 8-K, dated August 8, 2000.)

          2.13          Second Amendment to Asset Purchase Agreement dated as of
                        August 1, 2000 between BSL, Inc. and Casino Magic Corp.
                        (Incorporated by reference to the Company's current report on Form 8-K, dated August 8, 2000.)

          2.14 Asset Purchase Agreement dated as of December 9, 1999 between BTN, Inc. and Boomtown Inc. (Incorporated by reference to the Company's current report on Form 8-K, dated August 8, 2000.)

          2.15          First Amendment to Asset Purchase Agreement dated as of
                        December 17, 1999 between BTN, Inc. and Boomtown Inc.
                        (Incorporated by reference to the Company's current report on Form 8-K, dated August 8, 2000.)

          2.16          Second Amendment to Asset Purchase Agreement dated as of
                        August 1, 2000 between BTN, Inc. and Boomtown Inc.
                        (Incorporated by reference to the Company's current report on Form 8-K, dated August 8, 2000.)

          2.17          Agreement and Plan of Merger among CRC Holdings, Inc., Penn
                        National Gaming, Inc., Casino Holdings, Inc., Sherwood
                        Weiser and Donald E. Lefton, dated as of July 31, 2000.
                        (Incorporated by reference to the Company's current report on Form 8-K, dated July 31, 2000.)

          2.18          Stock Purchase Agreement by and among Penn National
                        Gaming, Inc., Dan S. Meadows, Thomas L. Meehan and Jerry L.
                        Bayles, dated as of July 31, 2000. (Incorporated by
                        reference to the Company's current report on Form 8-K, dated
                        July 31, 2000.)

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

             4          Rights Agreement dated as of March 2, 1999, between Penn
                        National Gaming, Inc. and Continental Stock Transfer and
                        Trust Company. (Incorporated by reference to the Company's current report on Form 8-K, dated March 17, 1999.)

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

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
         10.1#          1994 Stock Option Plan. (Incorporated by reference to the
                        Company's registration statement on Form S-1, File
                        #33-77758, dated May 26, 1994.)

         10.2#          Employment Agreement dated April 12, 1994 between Penn
                        National Gaming, Inc. and Peter M. Carlino. (Incorporated by
                        reference to the Company's registration statement on
                        Form S-1, File #33-77758, dated May 26, 1994.)

         10.4#          Employment Agreement dated April 12, 1994 between the
                        Registrant and Robert S. Ippolito. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

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

         10.38          Consulting Agreement dated August 29, 1994, between Penn
                        National Gaming, Inc. and Peter D. Carlino. (Incorporated by
                        reference to the Company's Form 10-K, dated March 23,
                        1995.)

         10.39          Lease dated July 7, 1994, between North Mall Associates and
                        Penn National Gaming, Inc. for the York OTW. (Incorporated
                        by reference to the Company's Form 10-K, dated March 23,
                        1995.)

       10.41.1          Lease dated March 31, 1995 between Wyomissing Professional
                        Center III, LP and Penn National Gaming, Inc. for the
                        Wyomissing Corporate Office. (Incorporated by reference to the Company's Form 10-K, dated March 20, 1996.)

        10.42#          Employment Agreement dated June 1, 1995 between Penn
                        National Gaming, Inc. and William J. Bork. (Incorporated by
                        reference to the Company's Form 10-K, dated March 20,
                        1996.)

         10.43          Lease dated July 17, 1995 between E. Lampeter Associates and
                        Pennsylvania National Turf Club, Inc. for the Lancaster OTW,
                        as amended. (Incorporated by reference to the Company's
                        Form 10-K, dated March 20, 1996.)

        10.44#          Agreement dated September 1, 1995 between Mountainview
                        Thoroughbred racing Association and Pennsylvania National
                        Turf Club, Inc. and Sports Arena Employees' Union Local 137
                        (non-primary location.) (Incorporated by reference to the
                        Company's Form 10-K, dated March 20, 1996.)

         10.45          Agreement dated December 27, 1995 between Pennsylvania
                        National Turf Club, Inc. and Teleview Racing Patrols, Inc.
                        (Incorporated by reference to the Company's Form 10-K, dated March 20, 1996.)

         10.50          Formation Agreement dated February 26, 1996 between Penn
                        National Gaming, Inc. and Bryant Development Company.
                        (Incorporated by reference to the Company's Form 10-K, dated March 20, 1996.)

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
         10.51          Assignment of Agreement of Sale dated March 6, 1996 between
                        Penn National Gaming, Inc. and Montgomery Realty Growth
                        Fund, Inc. (Incorporated by reference to the Company's
                        Form 10-Q, dated May 14, 1996.)

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

        10.58#          Agreement dated March 19, 1997, between PNGI Charles Town
                        Gaming Limited Liability Company and the Charles Town
                        HBPA, Inc. (Incorporated by reference to the Company's
                        Form 10-K, dated March 27, 1997.)

        10.59#          Agreement dated March 21, 1997, between PNGI Charles Town
                        Gaming Limited Liability Company and The West Virginia
                        Thoroughbred Breeders Association. (Incorporated by
                        reference to the Company's Form 10-K, dated March 27, 1997.)

        10.60#          Agreement between PNGI Charles Town Gaming Limited Liability
                        Company and The West Virginia Union of Mutuel Clerks, Local
                        533, Service Employees International Union, AFL-CIO.
                        (Incorporated by reference to the Company's Form 10-K, File
                        #0-24206, dated March 27, 1997.)

       10.66*#          Agreement dated January 1, 2001 by and between PNGI Charles
                        Town Gaming Limited Liability Company, or its successors,
                        and the West Virginia Union of Mutuel Clerks, Local 553,
                        Service Employees International Union, AFL-CIO.

        10.67#          Agreement dated October 2, 1996 between Pennsylvania
                        National Turf Club, Inc., Mountainview Racing Association and Sports Arena Employees' Union Local No. 137 (Primary
                        Location.) (Incorporated by reference to the Company's
                        Form 10-K, dated March 27, 1998.)

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

         10.73          Amended and Restated Credit Facility dated as of
                        December 17, 1997, among Penn National Gaming, Inc., certain lenders, Bankers Trust Company, as Agent, and CoreStates
                        Bank, N.A., as Co-Agent. (Incorporated by reference to the
                        Company's Form 10-K, dated March 27, 1998.)

         10.76          First Amendment and Waiver dated May 15, 1998, among Penn
                        National Gaming, Inc., CoreStates Bank, N.A. and Bankers
                        Trust Company. (Incorporated by reference to the Company's
                        Form 10-Q, dated March 31, 1998.)

         10.77          Purchase Agreement dated July 7, 1998, between Ladbroke
                        Racing Management-Pennsylvania and Mountainview Thoroughbred
                        Racing Association. (Incorporated by reference to the
                        Company's Form 10-Q, dated June 30, 1998.)

         10.78          Lease Agreement between Penn National Gaming, Inc. and Eagle
                        Valley Realty dated July 14, 1998. (Incorporated by
                        reference to the Company's Form 10-Q, dated September 30,
                        1998.)

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
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

         10.81          First Amendment to Joint Venture Agreement dated as of
                        January 28, 1999, by and between Greenwood New
                        Jersey, Inc., and Penn National Gaming, Inc. (Incorporated by reference to the Company's current report on Form 8-K, dated February 12, 1999.)

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

         10.89          Amendment to Employment Agreement dated June 1, 1999,
                        between Penn National Gaming, Inc. and Peter M. Carlino.
                        (Incorporated by reference to the Company's Form 10-Q, dated
                        August 12, 1999.)

        10.90#          Amendment to Employment Agreement dated June 1, 1999,
                        between Penn National Gaming, Inc. and Robert S. Ippolito.
                        (Incorporated by reference to the Company's Form 10-Q, dated
                        August 12, 1999.)

         10.91          Second Amendment to Joint Venture Agreement dated as of
                        July 29, 1999, between Penn National Gaming, Inc. and
                        Greenwood Racing, Inc. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

         10.92          Shareholder's Agreement dated July 29, 1999, between Penn
                        National Holding Company and Greenwood Racing, Inc.
                        (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
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

         10.99          Agreement dated July 9, 1999, between Penn National
                        Gaming, Inc. and American Digital Communications, Inc.
                        (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated by reference to the Company's Form 10-Q, dated August 12,
                        1999.)

        10.01a          Subordination and Intercreditor Agreement dated July 29,
                        1999, between Penn National Gaming, Inc., FR Park Racing,
                        L.P., and Commerce Bank, N.A. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)

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

        10.05a          Guaranty of Penn National Gaming, Inc. to Casino Magic Corp.
                        dated December 9, 1999. (Filed as exhibit 99.3 to the
                        Company's current report on Form 8-K, dated December 17,
                        1999.)

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

        10.08a          Asset Purchase Agreement between BTN, Inc. and
                        Boomtown, Inc. dated December 9, 1999. (Filed as exhibit 99.6 to the Company's current report on Form 8-K, dated December 17, 1999.)

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
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

        10.12a          Senior secured multiple draw term loan dated December 13,
                        1999 between Penn National Gaming of West Virginia, Inc. and
                        Bank of America. (Incorporated by reference to the Company's
                        Form 10-K, dated March 20, 2000.)

        10.13a          Amendment No. 3 and Consent and Waiver under Second Amended and Restated Credit Agreement dated December 13, 1999
                        between Penn National Gaming, Inc. and First Union National
                        Bank, as Agent. (Incorporated by reference to the Company's
                        Form 10-K, dated March 20, 2000.)

        10.14a          Harness horsemen agreement dated December 17, 1999 between
                        The Downs Racing, Inc. and the Pennsylvania Harness
                        Horsemen. (Incorporated by reference to the Company's
                        Form 10-K, dated March 20, 2000.)

        10.15a          Settlement agreement dated February 11, 2000 between Penn
                        National Gaming, Inc. and Amtote International, Inc.
                        (Incorporated by reference to the Company's Form 10-K, dated
                        March 20, 2000.)

        10.16a          Thoroughbred horsemen letter dated February 24, 2000 between
                        PNGI Charles Town Gaming, LLC and the Charles Town
                        thoroughbred horsemen. (Incorporated by reference to the
                        Company's Form 10-K, dated March 20, 2000.)

        10.17a          Agreement dated March 7, 2000 between Penn National
                        Gaming, Inc. and Trackpower, Inc. and eBet Limited, Inc.
                        (Incorporated by reference to the Company's Form 10-K, dated
                        March 20, 2000.)

        10.18a          Purchase Agreement dated March 15, 2000, between PNGI
                        Charles Town Gaming, LLC and BDC Group. (Incorporated by reference to the Company's Form 10-Q, dated May 12, 2000.)

        10.19a          Amendment No. 1 to Term Loan Agreement between the Company and Bank of America, dated March 28, 2000. (Incorporated by reference to the Company's Form 10-Q, dated May 12, 2000.)

        10.20a          Amendment No. 4 to Loan Agreement between the Company and
                        First Union National Bank dated March 29, 2000.
                        (Incorporated by reference to the Company's Form 10-Q, dated May 12, 2000.)

        10.21a          Credit Agreement among Penn National Gaming, Inc., as
                        Borrower, the Several Lenders from time to time parties
                        hereto, Lehman Brothers Inc., as Lead Arranger and Book-
                        Running Manager, CIBC World Markets Corp., as Co-Lead
                        Arranger and Co-Book Running Manager, Lehman Commercial
                        Paper Inc., as Syndication Agent, Canadian Imperial Bank of
                        Commerce, as Administrative Agent, and The CIT
                        Group/Equipment Financing, Inc., First Union National Bank
                        and Wells Fargo Bank, N.A., as Documentation Agents, dated as of August 8, 2000. (Incorporated by reference to the
                        Company's Form 8-K, dated August 8, 2000)

           21*          Subsidiaries of the Registrant.

         23.1*          Consent of BDO Seidman, LLP.

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
         24.1*          Power of attorney (included on the signature page to this
                        Form 10-K report).

------------

#  Compensation plans and arrangements for executives and others.

*   Filed herewith.

+ Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PENN NATIONAL GAMING, INC.

                                                       By:             /s/ PETER M. CARLINO
                                                            -----------------------------------------
                                                                         Peter M. Carlino
                                                                      CHAIRMAN OF THE BOARD
                                                                   AND CHIEF EXECUTIVE OFFICER

Dated: March 23, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Each person whose signature appears below in so signing also makes, constitutes and appoints Robert S. Ippolito his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ PETER M. CARLINO                   Chief Executive Officer and
     -------------------------------------------         Director (Principal          March 23, 2001
                  Peter M. Carlino                       Executive Officer)

                 /s/ WILLIAM J. BORK
     -------------------------------------------       President, Chief Operating     March 23, 2001
                   William J. Bork                       Officer and Director

                                                       Chief Financial Officer,
               /s/ ROBERT S. IPPOLITO                    Secretary and Treasurer
     -------------------------------------------         (Principal Financial and     March 23, 2001
                 Robert S. Ippolito                      Accounting Officer)

                  /s/ HAROLD CRAMER
     -------------------------------------------       Director                       March 23, 2001
                    Harold Cramer

                /s/ DAVID A. HANDLER
     -------------------------------------------       Director                       March 23, 2001
                  David A. Handler

                 /s/ ROBERT P. LEVY
     -------------------------------------------       Director                       March 23, 2001
                   Robert P. Levy

                /s/ JOHN M. JACQUEMIN
     -------------------------------------------       Director                       March 23, 2001
                  John M. Jacquemin