Form 10-Q
period 2001-03-31
PENN NATIONAL GAMING INC
filed 2001-05-14
CIK 921738

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (Mark One)

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       OR

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-24206

                           PENN NATIONAL GAMING, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

              PENNSYLVANIA                    23-2234473
      ------------------------------      -------------------
      (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)      Identification No.)

                           Penn National Gaming, Inc.
                         825 Berkshire Blvd., Suite 200
                              Wyomissing, PA 19610
                           ---------------------------
                    (Address of principal executive offices)

                                  610-373-2400
                           ---------------------------
              (Registrant's telephone number including area code:)

                                 Not Applicable
                           ---------------------------
        (Former name, former address, and former fiscal year, if changed since last report)

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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                        Outstanding as of  May 10, 2001

Common Stock par value .01 per share         15,099,100


THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT REGARDING THE COMPANY'S OPERATIONS, FINANCIAL POSITION AND BUSINESS STRATEGY MAY CONSTITUTE FORWARD-LOOKING TERMINOLOGY. THESE STATEMENTS MAY BE IDENTIFIABLE BY WORDS SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE AT THIS TIME, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT AND, THEREFORE, YOU SHOULD NOT RELY ON ANY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THIS REPORT AND IN OTHER MATERIALS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT INTEND (AND IS NOT OBLIGATED) TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS. THIS DISCUSSION IS PERMITTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                        PAGE
ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets -
    March 31, 2001 (unaudited) and December 31, 2000                  4-5

Consolidated Statements of Income -
     Three Months Ended March 31, 2001
     and 2000 (unaudited)                                              6

Consolidated Statement of  Shareholders' Equity -
      Three Months Ended March 31, 2001 (unaudited)                    7

Consolidated Statements of Cash Flow -
      Three Months Ended March 31, 2001
      and 2000 (unaudited)                                             8

Notes to Consolidated Financial Statements                            9-11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                12-15

ITEM 3 - CHANGES IN INFORMATION ABOUT MARKET RISK                     16

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             17

Signature Page                                                        18


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             March 31,             December 31,
                                                                               2001                    2000
                                                                            (UNAUDITED)
                                                                            -----------            ------------
ASSETS
Current assets
  Cash and cash equivalents                                                  $ 29,045                $ 23,287
  Accounts receivable                                                           9,874                  10,341
  Prepaid expenses and other current assets                                     6,020                   5,312
  Prepaid income taxes                                                            442                   1,905
                                                                             --------                --------
  TOTAL CURRENT ASSETS                                                         45,381                  40,845
                                                                             --------                --------

Property, plant and equipment, at cost
  Land and improvements                                                        81,483                  81,177
  Building and improvements                                                   143,882                 142,753
  Furniture, fixtures and equipment                                            81,146                  79,606
  Transportation equipment                                                      1,015                   1,015
  Leasehold improvements                                                       11,715                  11,704
  Construction in progress                                                      3,638                   3,643
                                                                             --------                --------

                                                                              322,879                 319,898
  Less accumulated depreciation and amortization                               37,173                  31,582
                                                                             --------                --------

NET PROPERTY, PLANT AND EQUIPMENT                                             285,706                 288,316
                                                                             --------                --------

Other assets
  Investment in and advances to unconsolidated affiliate                       14,577                  14,584
  Cash in escrow                                                              199,483                   5,107
  Excess of cost over fair market value of net assets acquired
  (net of accumulated amortization of $4,367 and $3,858, respectively)         77,653                  78,161
  Deferred financing costs,net                                                 15,328                   9,585
  Miscellaneous                                                                 3,660                   3,302
                                                                             --------                --------
 TOTAL OTHER ASSETS                                                           310,701                 110,739
                                                                             --------                --------

                                                                             $641,788                $439,900
                                                                             ========                ========


           See accompanying notes to consolidated financial statement

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                             March 31,             December 31,
                                                                               2001                    2000
                                                                            (UNAUDITED)
                                                                            -----------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                                       $ 12,327                $ 11,390
  Accounts payable                                                             11,160                  18,436
  Purses due horsemen                                                           3,412                   2,262
  Uncashed pari-mutuel tickets                                                  1,693                   1,393
  Accrued expenses                                                             16,746                  12,159
  Customer deposits                                                               922                     834
  Taxes, other than income taxes                                                2,881                   2,816
                                                                             --------                --------
TOTAL CURRENT LIABILITIES                                                      49,141                  49,290
                                                                             --------                --------

Long term liabilities
  Long-term debt
  net of current maturities                                                   496,597                 297,909
  Deferred income taxes                                                        14,530                  13,480
                                                                             --------                --------

TOTAL LONG-TERM LIABILITIES                                                   511,127                 311,389
                                                                             --------                --------

Commitments and contingencies

Shareholders' equity
Preferred stock,$.01 par value, authorized 1,000,000 shares;
No shares issued
Common stock,$.01 par value, authorized 20,000,000 shares;
shares issued and outstanding 15,478,300 and 15,459,175, respectively             155                     155
Treasury stock, at cost 424,700 shares                                         (2,379)                 (2,379)
Additional paid in capital                                                     39,593                  39,482
Retained earnings                                                              46,579                  41,963
Other Comprehensive income                                                     (2,428)                     -
                                                                             --------                --------
TOTAL SHAREHOLDERS' EQUITY                                                     81,520                  79,221
                                                                             --------                --------
                                                                             $641,788                $439,900
                                                                             ========                ========


           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 2001                       2000
                                                                               ------------------------------------
REVENUE
   Gaming                                                                       $ 70,609                  $ 22,324
   Racing                                                                         27,123                    26,967
   Other Revenue                                                                   8,497                     3,420
                                                                                --------                  --------

TOTAL REVENUES                                                                   106,229                    52,711
                                                                                --------                  --------

OPERATING EXPENSES
   Gaming                                                                         39,069                    13,479
   Racing                                                                         18,474                    18,131
   Other                                                                           7,228                     2,813
   General and administrative                                                     19,145                     8,263
   Depreciation and amortization                                                   6,935                     2,176
                                                                                --------                  --------
TOTAL OPERATING EXPENSES                                                          90,851                    44,862
                                                                                --------                  --------

INCOME FROM OPERATIONS                                                            15,378                     7,849
                                                                                --------                  --------

Other income (expenses)
  Interest expense                                                                (8,598)                   (2,382)
  Interest income                                                                  1,006                       296
  Other                                                                             (559)                        -
                                                                                --------                  --------
TOTAL OTHER EXPENSES                                                              (8,151)                   (2,086)
                                                                                --------                  --------

INCOME BEFORE TAXES                                                                7,227                     5,763
Taxes on income                                                                    2,611                     2,141
                                                                                --------                  --------

Net Income                                                                      $  4,616                   $ 3,622
                                                                                ========                   =======

Per share data
   Basic                                                                        $    .31                  $    .24
                                                                                --------                  --------

   Diluted                                                                      $    .30                  $    .24
                                                                                --------                  --------

Weighted shares outstanding
    Basic                                                                         15,044                    14,898
    Diluted                                                                       15,524                    15,212


                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                            COMMON STOCK                      ADDITIONAL                       OTHER
                                            ------------            TREASURY   PAID-IN         RETAINED     COMPREHENSIVE
                                         SHARES      AMOUNTS         STOCK     CAPITAL         EARNINGS        INCOME       TOTAL
                                         -------     -------       -------     --------        --------       --------      -----
Balance, January 1, 2001               15,459,175      $155         $(2,379)    $39,482        $41,963         $    -      $79,221

Issuance of common stock                   19,125         -               -         111              -              -          111

Comprehensive Income:
   Net income for the three months
    Ended March 31, 2001                       -          -               -           -          4,616                       4,616
   Fair Market Value of Swap
    Agreement                                  -          -               -           -              -         (2,428)      (2,428)
                                      ----------------------------------------------------------------------------------------------
Total comprehensive income                     -          -               -           -          4,616         (2,428)       2,188
                                      ----------------------------------------------------------------------------------------------
Balance, March 31, 2001               15,478,300       $155         $(2,379)    $39,593        $46,579        $(2,428)     $81,520
                                      ==============================================================================================



           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                     2001                2000
                                                                               ------------------------------------
Cash flows from operating activities
   Net income                                                                    $   4,616             $ 3,619
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization                                                   6,935               2,176
     Income (loss) from unconsolidated affiliates                                        7                (587)
     Loss on sale of net assets                                                        570                   -
     Deferred income taxes                                                           1,050                 176
  Decrease (increase) in:
     Accounts receivable                                                               467                 369
     Prepaid expenses and other current assets                                        (708)               (498)
     Prepaid income taxes                                                            1,463               1,088
     Miscellaneous other assets                                                       (361)                 25
   Increase (decrease) in:
     Accounts payable                                                               (7,276)             (4,865)
     Purses due horsemen                                                             1,150               1,487
     Uncashed pari-mutuel tickets                                                      300                 290
     Accrued expenses                                                                2,159                 492
     Customers deposits                                                                 88                 146
     Taxes, other than income taxes                                                     65                 698
     Income taxes                                                                        -                 845
                                                                                 ---------             -------
Net cash provided by operating activities                                           10,525               5,461
                                                                                 ---------             -------

Cash flows from investing activities
   Expenditures for property, plant and equipment                                   (4,015)             (1,851)
   Proceeds from sale of property and equipment                                         98                   -
   Increase in cash in escrow                                                     (194,376)                  -
   Minority interest purchase                                                            -              (5,845)
                                                                                 ---------             -------
Net cash used in investing activities                                             (198,293)             (7,696)
                                                                                 ---------             -------

Cash flows from financing activities
   Proceeds from exercise of stock options                                             111                  70
   Proceeds of long-term debt                                                      202,000               4,247
   Principal payments on long-term debt                                             (2,375)                 (8)
   Increase in unamortized financing costs                                          (6,210)                (78)
                                                                                 ---------             -------

Net cash provided by financing activities                                          193,526               4,231
                                                                                 ---------             -------
Net increase in cash and cash equivalents                                            5,758               1,996
Cash and cash equivalents, at beginning of period                                   23,287               9,434
                                                                                 ---------             -------
Cash and cash equivalents, at end of period                                      $  29,045             $11,430
                                                                                 =========             =======



See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

       The consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc., (Penn) and its wholly owned subsidiaries, (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

       In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations for the three month periods ended March 31, 2001 and 2000. The results of operations experienced for the three month period ended March 31, 2001 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2001.

       The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2000 annual financial statements.

2.       INTEREST RATE SWAPS

       Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB 133," are effective for fiscal years beginning after June 15, 2000 - fiscal year 2001 for the Company. The Company has conducted evaluations of hedging policies and strategies for existing and anticipated future derivative transactions. Adoption of these statements as of January 1, 2001 did not have a significant effect on the Company's financial statements other than recognition of derivative assets and liabilities on the balance sheet with market value adjustments recognized in other comprehensive income.

3.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Cash paid during the three months ended March 31, 2001 and 2000 for interest was $5,604,000 and $422,000 respectively.

       Cash paid during the three months ended March 31, 2001 and 2000 for income taxes was $21,000 and $29,800 respectively.

 4.     SEGMENT INFORMATION

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

 The table below presents information about reported segments:

               REVENUES
               THREE MONTHS ENDED MARCH 31,                                            2001            2000
               -----------------------------                                        ---------       ---------
               (in thousands)
               Gaming(1).....................................................       $  81,230       $  28,183
               Racing........................................................          25,049          24,850
               Eliminations(2)...............................................             (50)           (322)
                                                                                    ---------       ---------
               Total.........................................................       $ 106,229       $  52,711
                                                                                    =========       =========

               EBITDA
               THREE MONTHS ENDED MARCH 31,                                            2001            2000
               -----------------------------                                         ---------      ---------
               (in thousands)
               Gaming(1)....................................................        $  17,330       $   5,083
               Racing.......................................................            4,983           4,942
                                                                                    ---------       ---------
               Total........................................................        $  22,313       $  10,025
                                                                                    =========       =========

               TOTAL ASSESTS
               -------------                                                        MARCH 31,      DECEMBER 31,
               AS OF                                                                  2001             2000
               -----                                                                --------       ------------
               (in thousands)
               Gaming(1)....................................................        $ 873,722       $ 671,655
               Racing.......................................................           93,348          91,756
               Eliminations(2)..............................................         (325,282)       (323,511)
                                                                                    ---------       ---------
               Total........................................................        $ 641,788       $ 439,900
                                                                                    =========       =========


(1) Reflects results of the Mississippi properties since the August 8, 2000 acquisition from Pinnacle Entertainment.
(2) Primarily reflects intracompany transactions related to import/export simulcasting.

5.       SENIOR SUBORDINATED NOTES

         On March 12, 2001, the Company completed an offering of $200,000,000 of its 11 1/8% Senior Subordinated Notes due 2008. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2001. These notes will mature on March 1, 2008.

         The Company may redeem all or part of the notes on or after March 1, 2005 at certain specified redemption prices. Prior to March 1, 2004, the Company may redeem up to 35% of the notes from proceeds of certain sales of its equity securities. The notes also are subject to redemption requirements imposed by state and local gaming laws and regulations.

         The notes are general unsecured obligations and are guaranteed on a senior subordinated basis by all of the Company's current and future wholly owned domestic subsidiaries. The notes rank equally with the Company's future senior subordinated debt and junior to its senior debt, including debt under the Company's senior credit facility. In addition, the notes will be effectively junior to any indebtedness of our non-U.S. or unrestricted subsidiaries, none of which guarantee the notes.

        The Company and the subsidiary guarantors have agreed to file a registration statement or, under certain circumstances, a shelf registration statement with the United States Securities and Exchange Commission relating to an offer to exchange the notes and guarantees for publicly tradable notes and guarantees having substantially identical terms. The notes are designated for trading in the Private Offering, Resales and Trading Automatic Linkages (PORTAL) Market.

         The proceeds from these notes were used to finance the CRC acquisition that was completed on April 27, 2001.

6.       SUBSEQUENT EVENTS

CRC ACQUISITION

         On April 27, 2001, the Company completed its previously announced acquisitions of (i) CRC Holdings, Inc. ("CRC") from the shareholders of CRC and (ii) the minority interest in Louisiana Casino Cruises, Inc.("LCCI") not owned by CRC from Dan S. Meadows, Thomas L. Meehan and Jerry L. Bayles (together, the "Acquisition"). The Acquisition was accomplished pursuant to the terms of Agreement and Plan of Merger among CRC Holdings, Inc., Penn National Gaming, Inc., Casino Holdings, Inc. and certain shareholders of CRC Holdings, Inc., dated as of July 31, 2000 (the "Merger Agreement"), and a Stock Purchase Agreement by and among Penn National Gaming, Inc., Dan S. Meadows, Thomas L. Meehan and Jerry L. Bayles, dated as of July 31, 2000. Under the Merger Agreement, CRC merged with Casino Holdings, Inc., a wholly-owned subsidiary of the Company (the "Merger"). The terms of each of the agreements were the result of arm's length negotiations among the parties. The aggregate consideration paid by the Company for the Acquisition was approximately $160 million, including the repayment of existing debt at CRC or its subsidiaries. The purchase price of the Acquisition was funded by the proceeds of the Company's offering of senior subordinated notes, which was completed in March 2001.

         The assets acquired pursuant to the Merger and Acquisition consist primarily of the Casino Rouge riverboat gaming facility in Baton Rouge, Louisiana, and a management contract for Casino Rama, a gaming facility located in Orillia, Canada.

LCCI NOTES TENDER OFFER

         On February 20, 2001, the Company commenced a cash tender offer to purchase all of the LCCI 11% Senior Secured Notes due 2005 (the "LCCI Notes") and a related consent solicitation to eliminate certain restrictive covenants and related provisions in the indenture pursuant to which the LCCI Notes were issued. The tender offer was completed on April 27, 2001 in conjunction with the completion of the Acquisition. The total consideration for each $1,000 principal amount of notes tendered was $1,146.90, plus accrued and unpaid interest up to but not including, the payment date, which includes a consent payment of $30 per $1,000 principal amount of notes. Payment for the notes and consent payments were made on April 30, 2001.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

         We derive substantially all of our revenues from gaming and pari-mutuel operations. Revenues from our gaming machines at the Charles Town Entertainment Complex and Mississippi properties have accounted for an increasingly larger share of our total revenues. Our pari-mutuel revenues have been derived from wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races at out-of-state locations. Our other revenues have been derived from admissions, program sales, food and beverage sales, concessions and certain other ancillary activities.

         On a prospective basis, our acquisition of the Mississippi properties and the consummation of the CRC acquisition on April 27, 2001 will impact further our revenue mix between gaming and pari-mutuel revenues. We expect that in future periods gaming revenue as a percentage of our total revenues will continue to increase as we continue to focus on our gaming operations. For the three months ended March 31, 2000 and 2001, gaming revenue represented approximately 53% and 76% of our total revenue, respectively.

 RESULTS OF OPERATIONS

         The results of operations by property level for the three months ended March 31, 2001 and 2000 are summarized below:

                                                          REVENUES                 EBITDA (1)
                                                          --------                 ----------
                                                   2001         2000          2001          2000
                                                  -------     --------     ---------      --------
Charles Town Entertainment Complex............   $ 41,116      $28,183       $10,999       $ 6,713
Casino Magic Bay St. Louis(2).................     22,221            -         5,098             -
Boomtown Biloxi(2)............................     17,893            -         3,585             -
Penn National Race Course and its OTWs........     15,279       16,272         2,302         2,765
Pocono Downs and its OTWs.....................      8,700        7,991         1,613         1,590
Pennwood Racing, Inc..........................      1,070          587         1,070           587
Corporate eliminations(3).....................        (50)        (322)            -             -
Corporate operations..........................          -            -        (2,354)       (1,630)
                                               -----------------------------------------------------
Total                                            $106,229      $52,711       $22.313       $10,025
                                                 ========      =======       =======       =======

(1)      Reflects property level EBITDA and excludes non-recurring changes
(2) Reflects results of the Mississippi properties since the August 8, 2000 acquisition from Pinnacle Entertainment.
(3) Primarily reflects intracompany transactions related to import/export simulcasting.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Revenues for the three months ended March 31, 2001 increased 101.5% to $106.2 million from $52.7 million for the three months ended March 31, 2000. EBITDA rose 125.6% to $22.6 million from $10.0 million for the three months ended March 31, 2000. Income before taxes in 2001 was $7.8 million compared to $5.8 million in 2000.

CHARLES TOWN ENTERTAINMENT COMPLEX

         Revenues increased at Charles Town by approximately $12.9 million or 45.9% to $41.1 million in 2001 from $28.2 million in 2000. Gaming revenue increased by $12.5 million, or 56.2%, to $34.9 million in 2001 from $22.3 million in 2000, primarily due to additional machines and higher win per machine in 2001. The average number of machines in play increased to 1,640 in 2001 from 1,449 in 2000; the average win per machine increased to $234 in 2001 from $170 in 2000, primarily as a result of a higher percentage of reel spinning, coin-out gaming machines in 2001, which tend to yield average wins higher then video lottery machines. Racing revenue increased by $.1 million, or 2.1% to $4.8 million in 2001 from $4.7 million in 2000. The live meet consisted of 44 race days in 2001 compared to 45 race days in 2000. Operating expenses increased by $8.6 million, or 40.3%, to $30.1 million in 2001 from $21.5 million in 2000. The increase was due to an increase in direct costs associated with the addition of gaming machines and floor space (specifically, the opening of the OK Corral slot center), and expanded concession and dining capability and capacity (the opening of the Sundance Cafe). EBITDA attributable to Charles Town increased by $4.3 million, or 63.9%, to $11.0 million in 2001 from $6.7 million in 2000.

MISSISSIPPI CASINOS

         The Casino Magic Bay St Louis and Boomtown Biloxi acquisitions were completed on August 8, 2000. For the three months ended March 31, 2001, these two casinos had combined revenues of $40.1 million, and EBITDA of $8.7 million.

PENN NATIONAL RACE COURSE AND ITS OTW FACILITIES

         Penn National Race Course had a decrease in revenue of approximately $1.0 million, or 6.1%, to $15.3 million in 2001 from $16.3 million in 2000. Pari-mutuel wagering was $104.1 million in 2001 compared to $103.4 million in 2000. The increase in wagering is attributed to Penn National Race Course running 50 live race days in 2001 compared to 48 live races days in 2000 offset by slightly lower wagering levels per race day. The decrease in revenue is attributed to a change in the percent of wagering between full card, common pool, and live racing. Operating expenses decreased by approximately $.5 million, or 3.9%, to $13.0 million in 2001 from $13.5 million in 2000. EBITDA attributable to these properties decreased by $.5 million, or 16.7%, to $2.3 million in 2001 from $2.8 million in 2000.

POCONO DOWNS AND ITS OTW FACILITIES

         Revenues at Pocono Downs increased by $.7 million, or 8.9%, to $8.7 million in 2001 from $8.0 million in 2000. Pari-mutuel wagering was $38.8 million in 2001 compared to $34.8 million in 2000. Expenses increased by approximately $.7 million, or 10.7%, to $7.1 million in 2001 from $6.4 million in 2000. In 2001, the Company had additional revenue and expenses from the operation of the East Stroudsburg OTW (opened July 2000) and the running of its live meet (8 race days) in March. In 2000, the live meet did not occur until April. EBITDA was approximately $1.6 million in each of 2001 and 2000.

NEW JERSEY JOINT VENTURE

         The Company has an investment in Pennwood Racing, Inc., which operates Freehold Raceway and Garden State Park. Revenues of the joint venture increased by $.1 million to $15.2 million in 2001 from $15.1 million in 2000. Net income increased by $1.0 million to $2.2 million in 2001 compared to $1.2 million in 2000 primarily due to the decrease in expenses associated with running no live race days in 2001 compared to eight live race days in 2000 at Garden State Park. Our 50% share of net income was $1.1 million in 2001 compared to $.6 million in 2000 and was recorded as other income on the income statement.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of equity securities.

         Net cash provided by operating activities was $10.5 million for the period ended March 31, 2001. This consisted of net income and non-cash items ($12.1 million), an increase in deferred income taxes ($1.0 million), and a decrease in current assets ($.1 million) and current liabilities ($2.5 million) related to the normal course of business.

         Cash flows from investing totaled $198.3 million for the period ended March 31, 2001. Expenditures for property, plant, and equipment totaled $4.0 million and included new hotel planning and design at Casino Magic ($0.4 million), new gaming equipment at Casino Magic (0.7 million) new gaming equipment and slot system at Boomtown ($0.4 million), land and building acquisitions at Charles Town ($0.4 million), the OK Corral slot center at Charles Town ($.5 million), other small projects ($0.1 million) and maintenance capital expenditures ($2.0 million). Proceeds from the issuance of $200.0 million, in 11 1/8% senior subordinated notes ($194.3 million), were placed in escrow until the closing of the CRC acquisition on April 27, 2001.

         Cash flows from financing activities provided net cash flow of $193.5 million for the period ended March 31, 2001. Aggregate proceeds from the issuance of notes were $200.0 million, a portion of which were used to pay financing costs associated with the issuance ($6.2 million). Principal payments on long-term debt under our existing credit facility, net of additional borrowings on the revolving line of credit, were $0.3 million.

CAPITAL EXPENDITURES

         The following table summarizes our planned capital expenditures, other than maintenance capital expenditures, by property level, for 2001:


                                                                BUDGET         EXPENDITURES        BALANCE
PROPERTY                                                         2001          THRU 3/31/01        TO EXPEND
--------                                                        ------         ------------        ---------
Charles Town Entertainment Complex                             $ 9,200            $  989           $ 8,211
Casino Magic Bay St. Louis                                      18,500               402            18,098
Boomtown Biloxi                                                  2,000               447             1,553
Casino Rouge                                                     2,000                 -             2,000
Pennsylvania Racetracks and OTW's                                  800               101               699
                                                              ----------        ----------        ----------
  Total                                                        $32,500            $1,939           $30,561
                                                              ==========        ==========        ==========

SENIOR SUBORDINATED NOTES

         On March 12, 2001, we completed through a private placement, the sale of $200 million in aggregate principal amount of 11 1/8% of Senior Subordinated Notes due March 1, 2008 the proceeds of the notes were used, in part, to complete the acquisition of CRC Holding, Inc. and the minority interest in Louisiana Casino Cruises, Inc. (LCCI) not owned by CRC. The Senior Subordinated Notes rank equally with our other senior indebtedness and junior to our senior debt, including debt under our senior secured credit facility. The Senior Subordinated Notes are guaranteed by all of our current and future wholly owned domestic subsidiaries. It is anticipated that we subsequently will file a registration statement under the Securities Act of 1933 to effect an exchange offer of registered Senior Subordinated Notes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            On December 20, 2000, we entered into an interest rate swap agreement with a financial institution in the notional amount of $100 million. The interest rate swap agreement hedges our exposure on our outstanding floating rate obligations, which were $308,875,000 at March 31, 2001. The purpose of the interest rate swap is to convert a portion of our floating rate interest obligations to obligations having a fixed rate of 5.835% plus an applicable margin up to 4.00% per annum through December 20, 2003. The fixing of interest rates reduces in part our exposure to the uncertainty of floating interest rates. The differentials paid or received by us on the interest rate swap agreement is recognized as adjustments to interest expense in the period incurred. For the three months ended March 31, 2001, we reduced interest expense by approximately $124,000 as a result of the interest rate swap agreement. We are exposed to credit loss in the event of nonperformance by our counter party to the interest rate swap agreement. We do not anticipate nonperformance by such financial institution, and no material loss would be expected from the nonperformance by such financial institution. Our interest rate swap agreement expires in December 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

            4.1*    Indenture dated as of March 12, 2001 by and among Penn
                    National Gaming, Inc., certain guarantors and State Street
                    Bank and Trust Company relating to the Series A and Series
                    B 11 1/8% Senior Subordinated Notes due 2008.

         10.22a*    Amendment No. 1 dated as of October 4, 2000 to Credit
                    Agreement among Penn National Gaming, Inc., as Borrower, the Lenders under the Credit Agreement, Lehman Commercial
                    Paper Inc., as syndication agent for the Lenders, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders.

          10.23a*   Amendment No. 2 dated as of April 5, 2001 to Credit
                    Agreement among PennNational Gaming, Inc., as Borrower, the
                    Lenders under the Credit Agreement, Lehman Commercial Paper
                    Inc., as syndication agent for the Lenders, and Canadian
                    Imperial Bank of Commerce, as administrative agent for the Lenders.

           10.24a* Registration Rights Agreement dated as of March 12, 2001, by and among Penn National Gaming, Inc., certain of its subsidiaries, and Lehman Brothers Inc. and CIBC World
                    Markets Corp.

           ------------

           *  Filed herewith.


(b)      Reports on Form 8-K

o Current Report on Form 8-K filed on February 14, 2001 disclosing certain information that was to be disclosed in connection with the private placement of senior subordinated notes and filing a press release announcing the Company's intent to pursue a private placement of $200 million of senior subordinated notes.
o Current Report on Form 8-K filed on March 2, 2001 filing a press release announcing the sale of $200 million of senior subordinated notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Penn National Gaming, Inc.

MAY 15, 2001                   By: /s/ ROBERT S. IPPOLITO
-----------------                  ---------------------------------------------
Date                               Robert S. Ippolito, Chief Financial Officer,
                                   Secretary/Treasurer

                                  EXHIBIT INDEX

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------
      4.1*          Indenture dated as of March 12, 2001 by and among Penn
                    National Gaming, Inc., certain guarantors and State Street
                    Bank and Trust Company relating to the Series A and Series B
                    11 1/8% Senior Subordinated Notes due 2008.

   10.22a*          Amendment No. 1 dated as of October 4, 2000 to Credit
                    Agreement among Penn National Gaming, Inc., as Borrower, the
                    Lenders under the Credit Agreement, Lehman Commercial Paper
                    Inc., as syndication agent for the Lenders, and Canadian
                    Imperial Bank of Commerce, as administrative agent for the Lenders.

   10.23a*          Amendment No. 2 dated as of April 5, 2001 to Credit
                    Agreement among Penn National Gaming, Inc., as Borrower, the
                    Lenders under the Credit Agreement, Lehman Commercial Paper
                    Inc., as syndication agent for the Lenders, and Canadian
                    Imperial Bank of Commerce, as administrative agent for the Lenders.

   10.24a* Registration Rights Agreement dated as of March 12, 2001, by and among Penn National Gaming, Inc., certain of its subsidiaries, and Lehman Brothers Inc. and CIBC World
                    Markets Corp.

------------

*   Filed herewith.