Form 10-K/A
period 2000-12-31
PENN NATIONAL GAMING INC
filed 2001-07-23
CIK 921738

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A



                                AMENDMENT NO. 1


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

                                                                  NAME OF EACH
              TITLE OF EACH CLASS                         EXCHANGE ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE



    This Form 10-K/A is being filed by Penn National Gaming, Inc. (the "Company") to amend and restate in its entirety the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 28, 2001 (the "Original 10-K"). The changes included in this Form 10-K/A compared to the Original 10-K primarily relate to certain clarifying revisions and additional disclosure included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, in Item 8, Financial Statements and Supplementary Data, on the consolidated statements of income, the Company has reclassified in 2000 and 1999 earnings of $2.3 million and $1.1 million, respectively, from the Company's New Jersey joint venture from "Revenue--Other" to "Other income (expense)--Earnings from joint venture" and made certain other clarifying changes to the consolidated statements of cash flows and Note 4 to the consolidated financial statements under the heading "New Jersey Joint Venture." These reclassifications did not impact the Company's net income as previously reported.



    The information contained in the Form 10-K/A has not been updated to reflect any changes in the Company's business, financial condition or results of operations since the filing of the Original 10-K.


                               TABLE OF CONTENTS
                                     PART I


Item 1.     Business....................................................      1
Item 2.     Properties..................................................     23
Item 3.     Legal Proceedings...........................................     24
Item 4.     Submission of Matters to a Vote of Security Holders.........     24

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
              Shareholder Matters.......................................     25
Item 6.     Selected Consolidated Financial Data........................     26
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     27
Item 7A.    Quantitative and Qualitative Disclosures About Market
              Risk......................................................     34
Item 8.     Financial Statements and Supplementary Data.................     36
Item 9.     Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................     54

                                     PART III

Item 10.    Directors and Executive Officers of the Registrant..........     55
Item 11.    Executive Compensation......................................     56
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................     56
Item 13.    Certain Relationships and Related Transactions..............     56

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K..................................................     56

SIGNATURES..............................................................     66

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


                                                                             YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                 1996     1997(1)      1998       1999     2000(2)
                                                               --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenue
  Gaming....................................................   $    --    $ 5,730    $37,665    $55,415    $159,589
  Racing....................................................    55,066     98,402    106,850    102,827     113,230
  Other.....................................................     7,768      7,404      9,550     12,118      18,982
                                                               -------    -------    -------    -------    --------
Total revenues..............................................    62,834    111,536    154,065    170,360     291,801
Operating expenses:
  Gaming....................................................        --      4,134     26,544     34,951      94,087
  Racing....................................................    36,114     65,810     70,303     68,808      77,063
  Selling, general and administrative.......................    13,881     26,234     29,680     38,709      58,310
  Other.....................................................     3,379      5,623      8,080     11,173      18,776
                                                               -------    -------    -------    -------    --------
Total operating expenses....................................    53,374    101,801    134,607    153,641     248,236
Income from operations......................................     9,460      9,735     19,458     16,719      43,565
Other income (expenses).....................................      (156)    (3,658)    (7,436)    (6,209)    (14,853)
                                                               -------    -------    -------    -------    --------
Income before income taxes and extraordinary item...........     9,304      6,077     12,022     10,510      28,712
Taxes on income.............................................     3,794      2,308      4,519      3,777      10,137
                                                               -------    -------    -------    -------    --------
Income before extraordinary item............................     5,510      3,769      7,503      6,733      18,575
Extraordinary item--loss on early extinguishment of debt,
  net of income taxes of $1,001 in 1997 and $4,615 in
  2000......................................................        --      1,482         --         --       6,583
                                                               -------    -------    -------    -------    --------
Net income..................................................   $ 5,510    $ 2,287    $ 7,503    $ 6,733    $ 11,992
                                                               =======    =======    =======    =======    ========
PER SHARE DATA:
Basic income per share before extraordinary item............   $  0.41    $  0.25    $  0.50    $  0.45    $   1.24
Basic net income per share..................................   $  0.41    $  0.15    $  0.50    $  0.45    $   0.80
Diluted income per share before extraordinary item..........   $  0.40    $  0.24    $  0.49    $  0.44    $   1.20
Diluted net income per share................................   $  0.40    $  0.15    $  0.49    $  0.44    $   0.78
Weighted shares outstanding--basic..........................    13,302     14,925     15,015     14,837      14,968
Weighted shares outstanding--diluted........................    13,822     15,458     15,374     15,196      15,443
OTHER DATA:
Net cash provided by operating activities...................   $ 7,947    $10,678    $11,866    $22,461    $ 41,548
Net cash used in investing activities.......................   (55,829)   (47,620)   (22,333)   (29,756)   (229,770)
Net cash provided by (used in) financing activities.........    46,002     53,162     (4,561)     9,903     202,075
Depreciation and amortization...............................     1,433      4,040      5,748      8,679      13,594
Interest expense............................................       506      4,591      8,374      8,667      19,089
EBITDA(3)...................................................    10,893     13,775     25,206     26,496      59,481
Capital expenditures........................................     6,995     29,196     22,333     13,243      27,295


                                                                                AS OF DECEMBER 31,
                                                               ----------------------------------------------------
                                                                 1996     1997(1)      1998       1999     2000(2)
                                                               --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents...................................   $ 5,634    $21,854    $ 6,826    $ 9,434    $ 23,287
Total assets................................................    96,723    158,878    160,798    189,712     439,900
Total debt..................................................    47,517     80,336     78,256     91,213     309,299
Shareholders' equity........................................    27,881     53,856     59,036     66,272      79,221

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

THE PENDING CRC ACQUISITION


    On July 31, 2000, we entered into an agreement to acquire by merger all of the gaming assets of CRC Holdings, Inc. for approximately $181.3 million, including amounts required to refinance certain existing indebtedness and to acquire the minority interest in Louisiana Casino Cruises, Inc., or LCCI, CRC's majority owned subsidiary. The closings of the agreements with the LCCI minority owners and CRC are conditioned upon one another. We expect to close the CRC acquisition in the first half of 2001 and in no event later than October 31, 2001. We expect to incur approximately $15.7 million in one-time acquisition and financing related costs related to the closing of the CRC acquisition, all of which we expect will be capitalized as part of the acquired company.


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

RESULTS OF OPERATIONS

    The results of operations by property level for the years ended December 31, 1998, 1999 and 2000 are summarized below:


                                                       REVENUES                          EBITDA
                                            ------------------------------   ------------------------------
                                              1998       1999       2000       1998       1999       2000
                                            --------   --------   --------   --------   --------   --------
Charles Town Races........................  $ 56,883   $ 80,015   $135,290   $ 7,103    $16,023    $35,469
Casino Magic-Bay St. Louis(1).............        --         --     31,571        --         --      6,092
Boomtown-Biloxi(1)........................        --         --     24,634        --         --      3,460
Penn National Race Course and its OTWs....    63,620     55,609     64,364    13,039      9,065     10,380
Pocono Downs and its OTWs.................    35,576     36,324     37,573     8,719      8,955      7,791
New Jersey Joint Venture..................        --         --         --        --      1,098      2,322
Corporate eliminations(2).................    (2,014)    (1,588)    (1,630)       --         --         --
Corporate overhead........................        --         --         --    (3,655)    (5,361)    (6,033)
                                            --------   --------   --------   -------    -------    -------
TOTAL BEFORE NON-RECURRING CHARGES........   154,065    170,360    291,802    25,206     29,780     59,481
Non-recurring charges and expenses........        --         --         --        --     (3,284)        --
TOTAL.....................................  $154,065   $170,360   $291,802   $25,206    $26,496    $59,481
                                            ========   ========   ========   =======    =======    =======


------------


(1) Reflects results since the August 8, 2000 acquisition from Pinnacle Entertainment.



(2) Primarily reflects intracompany transactions related to import/export simulcasting.



YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999



    Revenues for the year ended December 31, 2000 increased 71.2% or $121.4 million to $291.8 million from $170.4 for the year ended December 31, 1999. Operating expenses increased 61.6% or $94.6 million to $248.2 million in 2000 from $153.6 million in 1999. The increases in revenues and operating expenses were primarily a result of the Casino Magic and Boomtown acquisition in August 2000, the change to more reel spinning, coin-out gaming machines in Charles Town and the addition of 500 new machines at Charles Town. As a result, income from operations increased 160.5%, or $26.8 million, to $43.5 million in 2000 from $16.7 million in 1999. Total other expense increased 138.7%, or $8.6 million, to $14.8 million in 2000 from $6.2 million in 1999. Net interest expenses increased $9.9 million in 2000 due to additional borrowings of $200 million to finance the Mississippi acquisition. Earnings from the New Jersey joint venture increased by $1.2 million compared to 1999. Taxes on income increased by 168.4% of $6.4 million due to the factors discussed above. Income before extraordinary item was $18.6 million in 2000 compared to net income of $6.7 million in 1999. In 2000, we incurred an extraordinary charge net of taxes of $6.6 million for the early extinquishment of debt; after giving effect to this change, our net income was $12.0 million for the year ended December 31, 2000.


CHARLES TOWN ENTERTAINMENT COMPLEX


    Revenues increased at Charles Town by approximately $55.3 million, or 69.1%, to $135.3 million in 2000 from $80.0 million in 1999. Gaming revenue increased by $53.9 million, or 97.3%, to $109.3 million in 2000 from $55.4 million in 1999 due to the addition of 136 new video lottery machines, 565 new reel spinning, coin-out gaming machines and 452 gaming machines in the OK Corral slots center, which opened on November 25, 2000, since January 1999. The average number of machines in play increased to 1,494 in 2000 from 923 in 1999 and the average win per machine increased to $199 in 2000 from $163 in 1999. Racing revenue increased by $1.0 million, or 5.2% to

$20.3 million in 2000 from $19.3 million in 1999. This increase is due primarily to a change in the schedule from a Wednesday afternoon race program to a Thursday evening race program in 2000 to accommodate export simulcasting. Charles Town began exporting its live race program to tracks across the country on June 5, 1999 and generated export simulcasting revenues of $2.2 million in 2000 compared to $1.0 million in 1999. Operating expenses increased by $36.5 million, or 54.2%, to $103.9 million in 2000 from $67.4 million in 1999. The increase was primarily due to an increase in gaming expenses of $30.1 million, or 86.0%, to $65.1 million in 2000 from $35.0 million in 1999. This increase was mainly due to increased lottery taxes, purses, salaries and wages and administrative expenses related to the increase in gaming revenues. Racing, other and general and administrative expenses increased by $4.1 million, or 13.4%, to $34.7 million in 2000 from $30.6 million in 1999. The increase was due to an increase in direct costs associated with additional wagering on horse racing and gaming machine play, the addition of gaming machines and floor space (new temporary facility for gaming machines and the opening of the OK Corral slot center), export simulcast expenses and expanded concession and dining capability and capacity. Depreciation expense increased by $2.3 million, or 127.8%, to $4.1 million in 2000 from $1.8 million in 1999 due to additional gaming machines and improvements in 2000. EBITDA attributable to Charles Town increased by $19.5 million, or 121.9%, to $35.5 million in 2000 from $16.0 million in 1999.


MISSISSIPPI CASINOS


    The Casino Magic Bay St Louis and Boomtown Biloxi acquisitions were completed on August 8, 2000. For the period August 8 to December 31, 2000, Casino Magic Bay St. Louis had revenues of $31.6 million consisting mainly of gaming revenue. Operating expenses for Casino Magic totaled $27.8 million consisting of gaming ($18.0 million), other ($2.5 million), general and administrative ($5.0 million), and depreciation and amortization expense ($2.3 million). For the period August 8 to December 31, 2000 Boomtown Biloxi had revenues of $24.6 million consisting mainly of gaming revenue. Operating expenses for Boomtown totaled $22.7 million consisting of gaming ($11.0 million), other ($3.2 million), general and administrative ($7.0 million), and depreciation and amortization expense ($1.5 million). EBITDA for the Mississippi casinos totaled $9.6 million for the period. Our Mississippi casino operations have numerous competitors, many of which have greater name recognition and financial and marketing resources than we do. Competition in the Mississippi gaming markets is significantly more intense than the competition that our gaming operations face in West Virginia or our pari-mutuel operations face in Pennsylvania and New Jersey. We do not expect that this competition will have a material adverse effect on our results of operations.


PENN NATIONAL RACE COURSE AND ITS OTW FACILITIES


    Penn National Race Course had an increase in revenue of approximately
$8.8 million, or 15.8%, to $64.4 million in 2000 from $55.6 million in 1999. Pari-mutuel wagering was $386.6 million in 2000 compared to $333.8 million in 1999. The increase in wagering and revenues is attributed to Penn National Race Course running 201 live race days in 2000 compared to 153 live races days in 1999. Penn National only ran 153 live race days in 1999 due to the Horsemen action in the first quarter that resulted in the closure of all of the facilities from February 16 to March 24, 1999. Operating expenses increased by approximately $6.2 million, or 12.5%, to $55.8 million in 2000 from $49.6 million in 1999. The increase was primarily due to an increase in racing expenses of $5.6 million, or 16.0%, to $40.5 million in 2000 from $34.9 million in 1999. This increase was due to the temporary closure of Penn National Race Course and its OTWs in 1999 and a limited live race schedule during a portion of 1999 due to the Horsemen action described above. Adjusting for the Horsemen action in 1999, EBITDA attributable to these properties increased by $1.3 million, or 14.3%, to $10.4 million in 2000 from $9.1 million in 1999.

POCONO DOWNS AND ITS OTW FACILITIES


    Revenues at Pocono Downs increased by $1.3 million, or 3.6%, to $37.6 million in 2000 from $36.3 million in 1999. Pari-mutuel wagering was $161.6 million in 2000 compared to $160.2 million in 1999. Operating expenses increased by approximately $2.4 million, or 8.1%, to $31.9 million in 2000 from $29.5 million in 1999. The increase was primarily due to an increase in racing expenses of $2.0 million, or 9.9%, to $22.3 million in 2000 from $20.3 million in 1999. The opening of the new OTW facility in East Stroudsburg and the increase in purse expense per the terms of the new Horsemen's contract executed in January 2000 accounted for most of the increase in expenses. EBITDA decreased $1.2 million, or 13.3%, to $7.8 million in 2000 from $9.0 million in 1999.



CORPORATE OVERHEAD EXPENSES



    Corporate overhead expenses increased by $0.7 million or 13.2% to $6.0 million in 2000 from $5.3 million in 1999. Salaries and wages, payroll taxes, and benefits increased by $0.7 million due to new positions created for business development, employee training, and marketing. Expenses also increased for SEC and annual reporting ($73,000), office space ($30,000) and corporate travel for acquisitions and Mississippi operations ($246,000). These increases were partially offset by a decrease in outside services, professional fees and consulting fees in the amount of $0.4 million.


NEW JERSEY JOINT VENTURE


    We completed our investment in Pennwood Racing, Inc., the New Jersey joint venture, on July 29, 1999. Pennwood Racing operates Freehold Raceway and Garden State Park. Revenues of the joint venture increased to $61.5 million in 2000 from $28.0 million in 1999 as a result of the operating results in 2000 reflecting a full twelve-month period. Net income was $5.6 million in 2000, before non-recurring charges of $1.0 million relating to the termination of the Garden State lease, compared to $2.2 million in 1999. Our 50% share of net income was $2.3 million, after a non-recurring charge of $0.5 million, in 2000 compared to $1.1 million in 1999.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998


    Revenues in 1999 increased by approximately $16.3 million, or 10.6%, to $170.4 million from $154.1 million in 1998. Operating expenses in 1999 increased by approximately $19.0 million, or 14.1%, to $153.6 million from $134.6 million in 1998. Included in operating expenses were nonrecurring expenses in 1999 for the Horsemen's strike ($1.3 million) at Penn National Race Course, Tennessee development and licensing expenses ($0.5 million) and litigation expenses
($1.5 million) to settle a lawsuit with a totalisator company. Income from operations decreased by $1.7 million, or 8.7%, to $17.8 million in 1999 from $19.5 million in 1998 due to the Horsemen's strike and nonrecurring expenses. Net interest expense for the years ended December 31, 1999 and 1998 consisted of approximately $7.3 million and $7.4 million, respectively, of net interest primarily due to the 10.625% senior notes and our existing credit facility. Taxes on income decreased by $0.7 million to $3.8 million in 1999 from $4.5 million in 1998 and net income decreased by $0.8 million, or 10.7%, to $6.7 million in 1999 from $7.5 million in 1998 due substantially to the factors described above.


CHARLES TOWN ENTERTAINMENT COMPLEX


    Revenues increased at Charles Town by approximately $23.1 million, or 40.6%, to $80.0 million in 1999 from $56.9 million in 1998. Gaming revenue at Charles Town increased by $17.7 million, or 46.9%, to $55.4 million in 1999 from
$37.7 million in 1998 due to the addition of 136 new video lottery machines and 565 new reel spinning, coin-out gaming machines during the year. At year end there were 1,500 gaming machines in operation compared to 799 machines at year end in 1998. The average number of machines increased to 923 in 1999 from 704 in 1998 and the average win per machine increased to $163 in 1999 from $145 in 1998. Racing revenue increased by $3.8 million, or 24.5%, to $19.3 million in 1999 from $15.5 million in 1998. The live meet consisted of 213 race days in 1999 compared to 206 race days in 1998 and a change in the schedule from a Wednesday afternoon race program to a Thursday evening race program to accommodate export simulcasting. Charles Town began exporting its live race program to tracks across the country on June 5, 1999 and generated export simulcasting revenues of $0.9 million for the year. Concession revenues increased by approximately
$1.5 million, or 39.5%, to $5.3 million in 1999 from $3.8 million in 1998 due to increased attendance for gaming and racing and the expansion of the concession areas, dining room and buffet area. Operating expenses increased by $16.2 million, or 31.6%, to $67.4 million in 1999 from $51.2 million in 1998. Gaming expenses increased by approximately $8.1 million due to the addition of new floor space in the temporary gaming facility and 701 new gaming machines. Racing expenses increased by approximately $2.2 million due to the running of the five additional races in 1999 and the addition of the export simulcasting of Charles Town live races. Other expenses increased by $1.5 million due to the increased concession sales that resulted from expanded concession and dining area in the facility. General and administrative expenses increased by approximately $4.0 million due to the increased support services required for expanded floor space and extended hours of operation. Depreciation and amortization increased by $0.4 million due to the purchase of additional equipment and the installation of the temporary gaming facility. Charles Town had a non-recurring expense of $1.5 million in litigation settlement expenses for the settlement of a lawsuit involving a former totalisator company vendor.


PENN NATIONAL RACE COURSE AND ITS OTW FACILITIES


    Penn National Race Course had a decrease in revenue of approximately
$8.0 million, or 12.6%, to $55.6 million in 1999 from $63.6 million in 1998. The decrease was primarily due to the expiration of the Horsemen's Agreement that resulted in the closure of the facilities from February 16 to March 24, 1999. Penn National re-opened for simulcast wagering on March 25, live racing on a limited basis on April 23 and resumed a full live racing schedule the week of June 26, 1999. For the year 1999, Penn National ran 153 live race days compared to 206 live race days in 1998 and ran nine-race cards instead of ten-race cards following the April reopening. Of the scheduled 210 live races for 1999, 46 race days were lost due to the strike and 11 days were cancelled due to weather compared to four days cancelled due to weather in 1998. Operating expenses decreased by approximately $2.7 million, or 5.2%, to $49.6 million in 1999 from $52.3 million in 1998. Operating expenses increased by approximately $1.3 million due to the non-recurring expenses related to the Horsemen's action, $1.8 million for the operation of the Johnstown OTW for twelve months in 1999 compared to three months in 1998 and a $200,000 increase in purse expense as a result of the new horsemen's agreement. These increases were offset by decreases in operating expenses of $5.7 million due to the temporary closing of the facilities in 1999 and the resulting loss of 46 race days.


POCONO DOWNS AND ITS OTW FACILITIES


    Pocono Downs live race meet, which runs from April to November, consisted of 130 race days in 1999 compared to 135 races days in 1998. Revenues at Pocono Downs increased by $0.7 million, or 2.0%, to $36.3 million in 1999 from $35.6 million in 1998. The increase resulted from a full year of operations at the Carbondale ($1.4 million) and Hazleton ($0.8 million) OTWs compared to nine months of operations in 1999, which was partially offset by a decrease in revenue at the Pocono Downs Racetrack ($1.0 million). The decrease was due to the close proximity of the two new OTWs to the track. Revenue also decreased at the racetrack due to a 7.1% decrease in export simulcast wagering on Pocono live races due to the temporary closing of the barn area during the winter to accommodate improvements we made to the track that resulted in starting the racing season with a shortage of horses. Operating expenses increased by approximately $0.7 million, or 2.4%, to $29.5 million in 1999 from $28.8 million in 1998. Operating expenses increased by approximately $1.2 million at Hazelton and Carbondale OTW's due to the operations of the facilities for a full year in 1999 compared to nine months in 1998. This increase was offset by a decrease in operating expenses at Pocono Downs racetrack of approximately $0.6 million due to running a live meet that consisted of five fewer race days in 1999 compared to 1998.

CORPORATE OVERHEAD EXPENSES



    Corporate overhead expenses increased by $1.7 million or 47.2% to $5.3 million in 1999 from $3.6 million in 1998. Salaries and wages, payroll taxes, and benefits increased by $0.9 million due to new positions created for human resources, capital project management, OTW facilities management and information systems technology. Expenses also increased for outside services, professional fees and consulting fees in the amount of $0.6 million due to the rapid growth of the company and in other expenses ($0.2 million) such as office space, corporate travel and computer technology.



NON-RECURRING CHARGES AND EXPENSES



    Non-recurring charges and expenses totaled $3.3 million for the year ended December 31, 1999. In connection with our gaming operations in West Virginia, we recorded litigation expense of $1.5 million for liquidated damages awarded to Amtote International, Inc. in a wagering services contract dispute. In Tennessee, the Tennessee Supreme Court declined to review the substantive issue of whether pari-mutuel wagering on horse racing is lawful under the existing statute without the Tennessee Racing Commission. As a result of this decision we recorded a charge against earnings of $0.5 million for costs incurred for our Tennessee racing license. In Pennsylvania, we incurred expenses totaling
$1.3 million as a result of the Horsemen's action that closed Penn National Race Course and its OTWs from February 16 to March 24, 1999 and resulted in the loss of 46 race days in 1999.


NEW JERSEY JOINT VENTURE


    On July 29, 1999, after receiving the necessary approvals from the New Jersey Racing Commission and the necessary consents from the holders of our 1997 senior notes, we completed our investment in Pennwood Racing, Inc., our New Jersey joint venture. Pennwood operates Freehold Raceway and Garden State Park. Summarized results of operations of the unconsolidated joint venture (commencing on July 30, 1999) for the period ended December 31, 1999 include $28.0 million in revenue, $23.0 million in operating expenses, $5.0 million in EBITDA and net income of $2.2 million. Our 50% share of the net income, was $1.1 million.


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

                                                   \s\ BDO Seidman, LLP

  ------------------------------------------------------------------------------
                                                     BDO Seidman, LLP

Philadelphia, Pennsylvania
March 12, 2001

                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                    1999       2000
------------                                                  --------   --------
(In thousands, except share and per share data)
Assets
Current assets
  Cash and cash equivalents.................................  $  9,434   $ 23,287
  Accounts receivable.......................................     4,779     10,341
  Prepaid expenses and other current assets.................     1,793      5,312
  Prepaid income taxes......................................     1,088      1,905
                                                              --------   --------
Total current assets........................................    17,094     40,845
                                                              --------   --------
Property, plant and equipment, at cost
  Land and improvements.....................................    27,988     81,177
  Building and improvements.................................    70,870    142,753
  Furniture, fixtures and equipment.........................    36,195     79,606
  Transportation equipment..................................       860      1,015
  Leasehold improvements....................................     9,802     11,704
  Construction in progress..................................     1,980      3,643
                                                              --------   --------
                                                               147,695    319,898
  Less accumulated depreciation and amortization............    20,824     31,582
                                                              --------   --------
                                                               126,871    288,316
                                                              --------   --------
Other assets
  Investment in and advances to unconsolidated affiliate....    12,862     14,584
  Cash in escrow............................................     5,000      5,107
  Excess of cost over fair market value of net assets
    acquired net of accumulated amortization of $2,611 and
    $3,858, respectively....................................    21,582     78,161
  Deferred financing costs, net.............................     5,014      9,585
  Miscellaneous.............................................     1,289      3,302
                                                              --------   --------
Total other assets..........................................    45,747    110,739
                                                              --------   --------
                                                              $189,712   $439,900
                                                              --------   --------
Liabilities and Shareholders' Equity

Current liabilities
  Current maturities of long-term debt......................  $  5,160   $ 11,390
  Accounts payable..........................................    10,210     18,436
  Purses due horsemen.......................................     2,114      2,262
  Uncashed pari-mutuel tickets..............................     1,351      1,393
  Accrued expenses..........................................     2,694      6,913
  Accrued interest..........................................       433      1,289
  Accrued salaries and wages................................     1,098      3,957
  Customer deposits.........................................       800        834
  Taxes, other than income taxes............................     1,491      2,816
                                                              --------   --------
Total current liabilities...................................    25,351     49,290
                                                              --------   --------
Long-term liabilities
  Long-term debt, net of current maturities.................    86,053    297,909
  Deferred income taxes.....................................    12,036     13,480
                                                              --------   --------
Total long-term liabilities.................................    98,089    311,389
                                                              --------   --------
Commitments and contingencies

Shareholders' equity
  Preferred stock, $.01 par value, authorized 1,000,000
    shares; no shares issued................................        --         --
  Common stock, $.01 par value, authorized 20,000,000
    shares; shares issued and outstanding 15,314,175 and
    15,459,175, respectively................................       153        155
  Treasury stock, at cost 424,700 shares....................    (2,379)    (2,379)
  Additional paid-in capital................................    38,527     39,482
  Retained earnings.........................................    29,971     41,963
                                                              --------   --------
Total shareholders' equity..................................    66,272     79,221
                                                              --------   --------
                                                              $189,712   $439,900
                                                              --------   --------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


YEAR ENDED DECEMBER 31,                                         1998       1999       2000
-----------------------                                       --------   --------   --------
(In thousands, except per share data)
Revenues
  Gaming....................................................  $ 37,665   $ 55,415   $159,589
  Racing....................................................   106,850    102,827    113,230
  Other.....................................................     9,550     12,118     18,982
                                                              --------   --------   --------
Total revenues..............................................   154,065    170,360    291,801
                                                              --------   --------   --------
Operating expenses
  Gaming....................................................    26,544     34,951     94,087
  Racing....................................................    70,303     68,808     77,063
  Other.....................................................     8,080     11,173     18,776
  General and administrative................................    23,932     30,030     44,716
  Depreciation and amortization.............................     5,748      8,679     13,594
                                                              --------   --------   --------
Total operating expenses....................................   134,607    153,641    248,236
                                                              --------   --------   --------
Income from operations......................................    19,458     16,719     43,565

Other income (expense)
  Interest expense..........................................    (8,374)    (8,667)   (19,089)
  Interest income...........................................       825      1,368      1,875
  Earnings from joint venture...............................        --      1,098      2,322
  Other.....................................................       113         (8)        39
                                                              --------   --------   --------
Total other expense.........................................    (7,436)    (6,209)   (14,853)
                                                              --------   --------   --------
Income before income taxes and extraordinary item...........    12,022     10,510     28,712
Taxes on income.............................................     4,519      3,777     10,137
                                                              --------   --------   --------
Income before extraordinary item............................     7,503      6,733     18,575

Extraordinary item, loss on early extinguishment of debt,
  net of income taxes of $4,615.............................        --         --      6,583
                                                              --------   --------   --------
Net income..................................................  $  7,503   $  6,733   $ 11,992
                                                              --------   --------   --------
Per share data
  Basic
    Income before extraordinary item........................  $    .50   $    .45   $   1.24
    Extraordinary item......................................        --         --       (.44)
                                                              --------   --------   --------
    Net income..............................................  $    .50   $    .45   $    .80
                                                              ========   ========   ========
  Diluted
    Income before extraordinary item........................  $    .49   $    .44   $   1.20
    Extraordinary item......................................        --         --       (.42)
                                                              --------   --------   --------
    Net income..............................................  $    .49   $    .44   $    .78
                                                              ========   ========   ========
Weighted shares outstanding
  Basic.....................................................    15,015     14,837     14,968
  Diluted...................................................    15,374     15,196     15,443


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
                                             ==========     ====     =======      =======    =======    =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31,                                         1998       1999       2000
-----------------------                                       --------   --------   ---------
(In thousands)
Cash flows from operating activities
  Net income................................................  $  7,503   $  6,733   $  11,992
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization...........................     5,748      8,679      13,594
    Write-off of deferred financing costs...................       376         --          --
    Earnings from joint venture.............................        --     (1,098)     (2,322)
    Extraordinary loss on early extinguishment of debt,
      before income tax benefit.............................        --         --      11,198
    Deferred income taxes...................................       390      1,023       1,444
    Decrease (increase) in
      Accounts receivable...................................    (1,583)      (939)     (5,562)
      Prepaid expenses and other current assets.............      (690)       338      (3,663)
      Prepaid income taxes..................................     2,144       (229)       (817)
      Miscellaneous other assets............................      (463)      (202)     (2,025)
    Increase (decrease) in
      Accounts payable......................................    (1,188)     3,993       8,226
      Purses due horsemen...................................       887      1,227         148
      Uncashed pari-mutuel tickets..........................        93       (246)         42
      Accrued expenses......................................    (1,364)     1,631       4,219
      Accrued interest......................................       142        (35)        856
      Accrued salaries and wages............................       (61)       346       2,859
      Customer deposits.....................................        78        252          34
      Taxes, other than income taxes........................      (146)       988       1,325
                                                              --------   --------   ---------
Net cash provided by operating activities...................    11,866     22,461      41,548
                                                              --------   --------   ---------
Cash flows from investing activities
  Expenditures for property, plant and equipment............   (22,333)   (13,243)    (27,295)
  Proceeds from sale of property and equipment..............        --         --         151
  Investment in and advances to joint venture...............        --    (11,764)        511
  Acquisition of business, net of cash acquired.............        --        251    (203,030)
  Increase in cash in escrow................................        --     (5,000)       (107)
                                                              --------   --------   ---------
Net cash used in investing activities.......................   (22,333)   (29,756)   (229,770)
                                                              --------   --------   ---------
Cash flows from financing activities
  Proceeds from exercise of options and warrants............        56        503         957
  Acquisition of treasury stock.............................    (2,379)        --          --
  Proceeds from long-term debt..............................     9,000     24,350     323,395
  Principal payments on long-term debt......................   (11,080)   (11,393)   (105,185)
  Increase in unamortized financing cost....................      (158)    (3,557)    (10,407)
  Payment of tender fees on senior notes....................        --         --      (6,685)
                                                              --------   --------   ---------
Net cash provided by (used in) financing activities.........    (4,561)     9,903     202,075
                                                              --------   --------   ---------
Net increase (decrease) in cash and cash equivalents........   (15,028)     2,608      13,853
Cash and cash equivalents at beginning of year..............    21,854      6,826       9,434
                                                              --------   --------   ---------
Cash and cash equivalents at end of year....................  $  6,826   $  9,434   $  23,287
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

NEW JERSEY JOINT VENTURE


    On January 28, 1999, the Company, along with its Joint Venture partner, Greenwood New Jersey, Inc. ("Greenwood") agreed to purchase certain assets of the Garden State Race Track and Freehold Raceway, both located in New Jersey (the "Acquisition"). On July 29, 1999, after receiving the necessary approvals from the New Jersey Racing Commission and the necessary consents from the holders of our 1997 senior notes, the joint venture consummated the Acquisition. The partners each received a 50% ownership interest in the joint venture.


    The purchase price for the Acquisition was approximately $46 million and consisted of $23 million in cash and $23 million pursuant to two deferred purchase price promissory notes.


    Pursuant to the Joint Venture Agreement, the Company agreed to guarantee severally: (i) up to 50% of the obligation of the Joint Venture under its Put Option Agreement ($17.5 million) with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"); (ii) up to 50% of the Joint Venture obligation for the seven year lease at Garden State Park; (iii) up to 50% of the Joint Venture obligation to International Thoroughbred Breeders, Inc. for the contingent purchase price notes ($10.0 million) relating to the operation, subject to passage by the New Jersey legislature, of OTWs and telephone wagering accounts in New Jersey. In conjunction with the closing, the Company entered into a Debt Service Maintenance Agreement with Commerce Bank, N.A. for the funding of a $23.0 million credit facility to the Joint Venture. The Company's investment in the Joint Venture is accounted for under the equity method. The original investment was recorded at cost and adjusted by the Company's share of income or losses of the Joint Venture. The Company's 50% share of the income of the Joint Venture is included in other income (expense) in the accompanying Consolidated Statements of Income for the years ended December 31, 1999 and 2000.


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

 3.1                    Amended and Restated Articles of Incorporation of Penn
                        National Gaming, Inc., filed with the Pennsylvania
                        Department of State on October 15, 1996. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001.)

 3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on November 13, 1996
                        (Incorporated by reference to the Company's registration statement on Form S-3, File No. 333-63780, dated June 25,
                        2001).

 3.3                    Statement with respect to shares of Series A Preferred Stock of Penn National Gaming, Inc., filed with the Pennsylvania
                        Department of State on March 16, 1999 (Incorporated by
                        reference to the Company's registration statement on
                        Form S-3, File No. 333-63780, dated June 25, 2001).

 3.4 By-laws of Penn National Gaming, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
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

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
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

10.66+#**               Agreement dated January 1, 2001 by and between PNGI Charles
                        Town Gaming Limited Liability Company, or its successors,
                        and the West Virginia Union of Mutuel Clerks, Local 553,
                        Service Employees International Union, AFL-CIO.

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

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
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

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
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

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
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

       EXHIBIT                             DESCRIPTION OF EXHIBIT
---------------------                      ----------------------
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

21**                    Subsidiaries of the Registrant.

23.1*                   Consent of BDO Seidman, LLP.

24.1** Power of attorney (included on the signature page to this Form 10-K report).


------------


#  Compensation plans and arrangements for executives and others.


+ Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.


*   Filed herewith.



** Previously filed as an exhibit to this Form 10-K as filed with the Securities and Exchange Commission on March 28, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       PENN NATIONAL GAMING, INC.

                                                       By:                      *
                                                            -----------------------------------------
                                                                         Peter M. Carlino
                                                                      CHAIRMAN OF THE BOARD
                                                                   AND CHIEF EXECUTIVE OFFICER



Dated: July 19, 2001



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                          *                            Chief Executive Officer and
     -------------------------------------------         Director (Principal          July 19, 2001
                  Peter M. Carlino                       Executive Officer)

                          *
     -------------------------------------------       Director                       July 19, 2001
                   William J. Bork

                                                       Chief Financial Officer,
                          *                              Secretary and Treasurer
     -------------------------------------------         (Principal Financial and     July 19, 2001
                 Robert S. Ippolito                      Accounting Officer)

                          *
     -------------------------------------------       Director                       July 19, 2001
                    Harold Cramer

                          *
     -------------------------------------------       Director                       July 19, 2001
                  David A. Handler

                          *
     -------------------------------------------       Director                       July 19, 2001
                   Robert P. Levy

                          *
     -------------------------------------------       Director                       July 19, 2001
                  John M. Jacquemin


------------


*   By Robert S. Ippolito, as attorney-in-fact and agent of the undersigned.