Form 10-Q
period 2001-06-30
PENN NATIONAL GAMING INC
filed 2001-08-14
CIK 921738

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                      --------

                                       OR

 |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-24206
                                                 -------

                           PENN NATIONAL GAMING, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                     23-2234473
         ------------                                     ----------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                           Penn National Gaming, Inc.
                         825 Berkshire Blvd., Suite 200
                              Wyomissing, PA 19610
                              --------------------
                    (Address of principal executive offices)


                                  610-373-2400
                                  ------------
              (Registrant's telephone number including area code:)


                                 Not Applicable
                                 --------------
        (Former name, former address, and former fiscal year, if changed since last report)

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
                                   Yes     No
                                       ---    ---


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                          Outstanding as of August 9, 2001

Common Stock par value .01 per share           15,472,850

THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT REGARDING THE COMPANY'S OPERATIONS, FINANCIAL POSITION AND BUSINESS STRATEGY MAY CONSTITUTE FORWARD-LOOKING TERMINOLOGY. THESE STATEMENTS MAY BE IDENTIFIABLE BY WORDS SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE AT THIS TIME, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT AND, THEREFORE, YOU SHOULD NOT RELY ON ANY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THIS REPORT AND IN OTHER MATERIALS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT INTEND, AND IS NOT OBLIGATED, TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS. THIS DISCUSSION IS PERMITTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION                                       Page

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets -
    June 30, 2001 (unaudited) and December 31, 2000                  4-5

Consolidated Statements of Income
     Six Months Ended June 30, 2001
     and 2000 (unaudited)                                            6

Consolidated Statements of Income -
     Three Months Ended June 30, 2001
     and 2000 (unaudited)                                            7

Consolidated Statement of  Shareholders' Equity -
      Six Months Ended June 30, 2001 (unaudited)                     8

Consolidated Statements of Cash Flow -
      Six Months Ended June 30, 2001
      and 2000 (unaudited)                                           9

Notes to Consolidated Financial Statements                         10-14

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                       15-23

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                           23

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            24

Signature Page                                                       25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  June 30,       December 31,
                                                                                    2001            2000
                                                                                (Unaudited)
                                                                               -------------     ------------
ASSETS
Current assets
  Cash and cash equivalents                                                     $   37,673     $   23,287
  Accounts receivable                                                               20,599         10,341
  Prepaid expenses and other current assets                                          6,951          5,312
  Prepaid income taxes                                                               1,649          1,905
                                                                                ----------     ----------

  TOTAL CURRENT ASSETS                                                              66,872         40,845
                                                                                ----------     ----------

Property, plant and equipment, at cost
  Land and improvements                                                             82,906         81,177
  Building and improvements                                                        218,606        142,753
  Furniture, fixtures and equipment                                                 99,081         79,606
  Transportation equipment                                                           1,126          1,015
  Leasehold improvements                                                            11,876         11,704
  Construction in progress                                                           6,598          3,643
                                                                                ----------     ----------

                                                                                   420,193        319,898
  Less accumulated depreciation and amortization                                    43,745         31,582
                                                                                ----------     ----------

NET PROPERTY, PLANT AND EQUIPMENT                                                  376,448        288,316
                                                                                ----------     ----------

Other assets
  Investment in and advances to unconsolidated affiliate                            15,067         14,584
  Cash in escrow                                                                         -          5,107
  Excess of cost over fair market value of net assets acquired
  (net of accumulated amortization of $4,367 and $3,858, respectively)             164,678         78,161
  Other intangible assets (net of accumulated amortization of $734)                 25,012              -
  Deferred financing costs, net                                                     15,356          9,585
  Miscellaneous                                                                      6,093          3,302
                                                                                ----------     ----------

 TOTAL OTHER ASSETS                                                                226,206        110,739
                                                                                ----------     ----------

                                                                                $  669,526     $  439,900
                                                                                ==========     ==========




           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        June 30,       December 31,
                                                                                          2001             2000
                                                                                     (Unaudited)
                                                                                     -------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                                               $   13,266       $   11,390
  Accounts payable                                                                       13,857           18,436
  Purses due horsemen                                                                     2,390            2,262
  Uncashed pari-mutuel tickets                                                              764            1,393
  Accrued expenses                                                                       26,725            6,913
  Accrued interest                                                                       11,048            1,289
  Accrued salaries and wages                                                              4,965            3,957
  Customer deposits                                                                         825              834
  Taxes, other than income taxes                                                          3,026            2,816
                                                                                     ----------------------------
TOTAL CURRENT LIABILITIES                                                                76,866           49,290
                                                                                     ----------------------------

Long term liabilities
  Long-term debt, net of current maturities                                             463,368          297,909
  Deferred income taxes                                                                  36,329           13,480
                                                                                     ----------------------------
                                                                                        499,697          311,389
                                                                                     ----------------------------
TOTAL LONG-TERM LIABILITIES

Commitments and contingencies

Shareholders' equity
Preferred stock,$.01 par value, authorized 1,000,000 shares;
  no shares issued
Common stock,$.01 par value, authorized 200,000,000 shares;
 shares issued and outstanding 15,896,550 and 15,459,175, respectively                      159               155
Treasury stock, at cost 424,700 shares                                                   (2,379)           (2,379)
Additional paid in capital                                                               44,291            39,482
Retained earnings                                                                        53,063            41,963
Other comprehensive income                                                               (2,188)                -
Cumulative translation adjustment                                                            17                 -
                                                                                     ----------------------------
TOTAL SHAREHOLDERS' EQUITY                                                               92,963            79,221
                                                                                     ----------------------------
                                                                                     $  669,526     $     439,900
                                                                                     ============================


           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               Six Months Ended
                                                                   June 30,

                                                           2001                  2000
                                                        -----------------------------------


REVENUE
   Gaming                                               $ 162,898               $  49,680
   Racing                                                  56,727                  57,003
   Management service fees                                  1,981                      --
   Other revenue                                           16,285                   6,352
                                                        -----------------------------------
TOTAL REVENUES                                            237,891               $ 113,035
                                                        -----------------------------------

OPERATING EXPENSES
   Gaming                                                  89,365               $  29,545
   Racing                                                  39,143                  38,646
   Other                                                   16,243                   6,206
   General and administrative                              42,320                  16,173
   Depreciation and amortization                           15,922                   4,368
                                                        -----------------------------------
TOTAL OPERATING EXPENSES                                  202,993                  94,938
                                                        -----------------------------------

INCOME FROM OPERATIONS                                     34,898                  18,097
                                                        -----------------------------------

OTHER INCOME (EXPENSES)
  Interest expense                                        (20,907)                 (4,816)
  Interest income                                           2,186                     881
  Earnings from joint venture                               1,560                   1,429
  Other                                                      (584)                   (154)
                                                        -----------------------------------
TOTAL OTHER EXPENSES                                      (17,745)                 (2,660)
                                                        -----------------------------------

INCOME BEFORE TAXES                                        17,153                  15,437
                                                        -----------------------------------
TAXES ON INCOME                                             6,053                   5,591
                                                        -----------------------------------

NET INCOME
                                                        $  11,100               $   9,846
                                                        ===================================

Per share data
   Basic                                                $     .73               $     .66
   Diluted                                              $     .71               $     .64
Weighted shares outstanding
    Basic                                                  15,167                  14,918
    Diluted                                                15,729                  15,338



           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   Three Months Ended
                                                        June 30,
                                                   2000           2001
                                                  --------------------

REVENUE
   Gaming                                       $  92,289    $  27,356
   Racing                                          29,604       30,036
   Management service fees                          1,981         --
   Other revenue                                    8,858        3,519
                                                ----------------------
TOTAL REVENUES                                    132,732       60,911
                                                ----------------------

OPERATING EXPENSES
   Gaming                                          50,296       16,066
   Racing                                          20,669       20,515
   Other                                            9,015        3,393
   General and administrative                      23,175        7,910
   Depreciation and amortization                    8,987        2,192
                                                ----------------------
TOTAL OPERATING EXPENSES                          112,142       50,076
                                                ----------------------

INCOME FROM OPERATIONS                             20,590       10,835

OTHER INCOME (EXPENSES)
  Interest expense                                (12,309)      (2,434)
  Interest income                                   1,180          585
  Earnings  from joint venture                        490          842
  Other                                               (25)        (154)
                                                ----------------------
TOTAL OTHER EXPENSES                              (10,664)      (1,161)
                                                ----------------------

INCOME BEFORE TAXES                                 9,926        9,674
TAXES ON INCOME                                     3,442        3,450
                                                ----------------------

NET INCOME                                      $   6,484    $   6,224
                                                ======================

Per share data                                  $     .42    $     .42
   Basic                                        $     .41    $     .40
   Diluted

Weighted shares outstanding
    Basic                                          15,282       14,939
    Diluted                                        15,895       15,431


                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                           ADDITIONAL                  OTHER
                                        COMMON STOCK         TREASURY       PAID-IN      RETAINED  COMPREHENSIVE
                                    SHARES        AMOUNTS      STOCK        CAPITAL      EARNINGS     INCOME         TOTAL
                                    ------        -------      -----        -------      --------     ------         -----
Balance, January 1, 2001           15,459,175   $  155       $  (2,379)   $  39,482     $ 41,963   $       -       $  79,221

Issuance of common stock              437,375        4               -        4,809            -           -           4,813

Comprehensive Income:

   Net income for the six months
    Ended June 30, 2001                     -        -               -            -       11,100           -          11,100
   Fair Market Value of Swap
    Agreement                               -        -               -            -            -      (2,188)         (2,188)
Translation Adjustment                      -        -               -            -            -          17              17
                                   -----------------------------------------------------------------------------------------
Total comprehensive income                  -        -               -            -       11,100      (2,171)          8,929
                                   -----------------------------------------------------------------------------------------
Balance, June 30, 2001             15,896,550   $  159       $  (2,379)   $  44,291       53,063   $  (2,171)      $  92,963
                                   =========================================================================================







           See accompanying notes to consolidated financial statements

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            Six Months Ended
                                                                                                 June 30,

                                                                                           2001             2000
                                                                                        ---------------------------
Cash flows from operating activities
   Net income                                                                          $    11,100        $   9,846
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization                                                          15,922            4,368
     Earnings from joint venture                                                            (1,560)           (1429)
     Loss on sale of net assets                                                                598                -
     Deferred income taxes                                                                     216              276
  Decrease (increase) in:
     Accounts receivable                                                                       994             (232)
     Prepaid expenses and other current assets                                                 254          (1,155)
     Prepaid income taxes                                                                    1,905            1,088
     Miscellaneous other assets                                                               (929)             (17)
   Increase (decrease) in:
     Accounts payable                                                                       (7,591)          (3,548)
     Purses due horsemen                                                                       128              337
     Uncashed pari-mutuel tickets                                                             (629)            (542)
     Accrued expenses                                                                       18,017             (778)
     Customers deposits                                                                         (9)             321
     Taxes payable, other than income taxes                                                    210               77
     Income taxes payable                                                                        -            2,640
                                                                                       -----------------------------
Net cash provided by operating activities                                                   38,626           11,252
                                                                                       -----------------------------
Cash flows from investing activities
   Expenditures for property, plant and equipment                                          (13,365)          (7,298)
   Proceeds from sale of property and equipment                                                 98              178
   Investment in and advances to joint venture                                               1,077                -
   Decrease in cash in escrow                                                                5,107                -
   Acquisition of business, net of cash acquired                                          (182,423)          (5,845)
                                                                                      -----------------------------
Net cash used in investing activities                                                     (189,506)         (12,191)
                                                                                      -----------------------------
Cash flows from financing activities
   Proceeds from exercise of stock options                                                   4,813              599
   Proceeds of long-term debt                                                              202,000            4,847
   Principal payments on long-term debt                                                    (34,664)             (17)
   Increase in unamortized financing costs                                                  (6,883)             (93)
                                                                                      -----------------------------
Net cash provided by financing activities                                                  165,266            5,336
                                                                                      -----------------------------
Net increase in cash and cash equivalents                                                   14,386            4,397
Cash and cash equivalents, at beginning of period                                           23,287            9,434
                                                                                      -----------------------------
Cash and cash equivalents, at end of period                                            $    37,673        $  13,831
                                                                                       =============================


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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the six month periods ended June 30, 2001 and 2000. The results of operations experienced for the six month period ended June 30,2001 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2001.

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

3.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash paid during the six months ended June 30, 2001 and 2000 for interest was $12,397,000 and $4,849,000 respectively.

      Cash paid during the six months ended June 30, 2001 and 2000 for income taxes was $1,021,000 and $1,735,000 respectively.

4.    SEGMENT INFORMATION

      In the year ended December 31, 2000, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The Company has determined that it currently operates in two segments: (1) gaming and (2) racing.

      The accounting policies for each segment are the same as those described in the "Summary of Significant Accounting Policies" for the year ended December 31, 2000. The Company and the gaming industry use EBITDA as a means to evaluate performance. EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States) as a measure of operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States) or as a measure of the Company's limitations.

      The table below presents information about reported segments:

               REVENUES
               SIX MONTHS ENDED JUNE 30,                           2001           2000
               -------------------------                           ----           ----
               (in thousands)
               Gaming(1)(2).............................         $ 188,109     $  62,446
               Racing...................................            50,272        51,353
               Eliminations(3)..........................              (490)         (764)
                                                                 -----------------------
               Total....................................         $ 237,891     $ 113,035
                                                                 -----------------------

               EBITDA
               SIX MONTHS ENDED JUNE 30,                           2001           2000
               -------------------------                           ----           ----
               (in thousands)
               Gaming(1)(2).............................         $  42,936     $  12,964
               Racing...................................             9,444        10,930
                                                                 -----------------------
               Total....................................         $  52,380     $  23,894
                                                                 -----------------------

                                                                JUNE 30,      DECEMBER 31,
               TOTAL ASSETS                                       2001           2000
               ------------                                       ----           ----
               (in thousands)
               Gaming(1)(2).............................         $1,100,617   $ 671,655
               Racing...................................             90,504      91,756
               Eliminations(3)..........................           (521,595)   (323,511)
                                                                 -----------------------
               Total....................................         $  669,526   $  439,900
                                                                 -----------------------

--------------
(1) Reflects results of the Mississippi properties since the August 8, 2000 acquisition from Pinnacle Entertainment.
(2)   Reflects results of the CRC Acquisition since April 28, 2001.
(3) Primarily reflects intracompany transactions related to import/export simulcasting.


5.    SENIOR SUBORDINATED NOTES

      On March 12, 2001, the Company completed an offering of $200,000,000 of its 11 1/8% Senior Subordinated Notes due 2008. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2001. These notes mature on March 1, 2008.

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

      The notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). On July 30, 2001, the Company completed an offer to exchange the notes and guarantees for notes and guarantees registered under the Securities Act having substantially identical terms.

      The proceeds from these notes were used to finance the CRC acquisition that was completed on April 27, 2001.

6.    ACQUISITIONS

MISSISSIPPI

      On August 8, 2000, the Company completed its acquisition of all of the assets of the Casino Magic hotel, casino, golf resort, recreational vehicle park and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi (the "Mississippi Acquisitions"), from Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) The Mississippi Acquisitions were accomplished pursuant to the terms of two asset purchase agreements, each dated December 10, 1999, for an aggregate of $195 million. The terms of each of the agreements were the result of arm's length negotiations among the parties. In addition to acquiring all of the operating assets and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, the Company entered into a licensing agreement to use Boomtown and Casino Magic names and marks at the properties acquired.

CRC

      On April 27, 2001, the Company completed its acquisitions of (i) CRC Holdings, Inc. ("CRC") from the shareholders of CRC and (ii) the minority interest in Louisiana Casino Cruises, Inc.("LCCI") not owned by CRC from Dan
S. Meadows, Thomas L. Meehan and Jerry L. Bayles (together, the "CRC Acquisition"). The CRC Acquisition was accomplished pursuant to the terms of Agreement and Plan of Merger among CRC Holdings, Inc., Penn National Gaming, Inc., Casino Holdings, Inc. and certain shareholders of CRC Holdings, Inc., dated as of July 31, 2000 (the "Merger Agreement"), and a Stock Purchase Agreement by and among Penn National Gaming, Inc., Dan S. Meadows, Thomas L. Meehan and Jerry L. Bayles, dated as of July 31, 2000. Under the Merger Agreement, CRC merged with Casino Holdings, Inc., a wholly-owned subsidiary of the Company (the "Merger"). The terms of each of the agreements were the result of arm's length negotiations among the parties. The aggregate consideration paid by the Company for the CRC Acquisition was approximately $182.4 million, including the repayment of existing debt at CRC or its subsidiaries. The purchase price of the

CRC Acquisition was funded by the proceeds of the Company's offering of senior subordinated notes, which was completed in March 2001.

      The assets acquired pursuant to the Merger and CRC Acquisition consist primarily of the Casino Rouge riverboat gaming facility in Baton Rouge, Louisiana, and a management contract for Casino Rama, a gaming facility located in Orillia, Canada.


LCCI NOTES TENDER OFFER

      On February 20, 2001, the Company commenced a cash tender offer to purchase all of the LCCI 11% Senior Secured Notes due 2005 (the "LCCI Notes") and a related consent solicitation to eliminate certain restrictive covenants and related provisions in the indenture pursuant to which the LCCI Notes were issued. The tender offer was completed on April 27, 2001 in conjunction with the completion of the CRC Acquisition. The total consideration for each $1,000 principal amount of notes tendered was $1,146.90, plus accrued and unpaid interest up to but not including, the payment date, which includes a consent payment of $30 per $1,000 principal amount of notes. Payment for the notes and consent payments were made on April 30, 2001.


UNAUDITED PROFORMA FINANCIAL INFORMATION

      Unaudited pro forma financial information for the six months ended June 30, 2001 and 2000, as though the Mississippi and CRC Acquisitions had occurred on January 1, 2000, is as follows:


                                                            Six Months Ended         Three Months Ended
                                                                June 30,                  June 30,
                                                           2001         2000          2001         2000
                                                       -----------------------------------------------------
        Revenues..............................             $273,865     $250,039      $140,191     $128,592
        Net Income............................               13,688       13,944         7,189        7,981

        Net Income per common share...........
             Basic............................             $    .90     $    .93      $    .47     $    .53
             Diluted..........................             $    .87     $    .91      $    .45     $    .52

         Weighted shares outstanding..........
              Basic...........................               15,167       14,918        15,282       14,939
              Diluted.........................               15,729       15,338        15,895       15,431


7.    RECENT ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141). and No. 142, GOODWILL AND OTHER INTANGIBLES ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for the purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassifies the carrying amounts of intangible assets and goodwill based on certain criteria in SFAS 141.

      SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of the other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. Any intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of the other intangible assets within the first interim quarter after adoption of SFAS 142.

      The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, net carrying amount of goodwill is $164,678 and other intangible assets is $25,012. Amortization expense during the six-month period ended June 30, 2001 was $2,193. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

      We derive substantially all of our revenues from gaming and racing operations. Revenues from our gaming machines at the Charles Town Entertainment Complex and our gaming operations in Mississippi and Louisiana and our management contract in Orillia, Canada have accounted for an increasingly larger share of our total revenues. Our racing revenues have been derived from wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races at out-of-state locations. Our other revenues have been derived from admissions, program sales, food and beverage sales, concessions and certain other ancillary activities.

      On a prospective basis, our acquisition of the Mississippi properties and the consummation of the CRC acquisition on April 27, 2001 will impact further our revenue mix between gaming and racing revenues. We expect that in future periods gaming revenue as a percentage of our total revenues will continue to increase as we continue to focus on our gaming operations. For the six months ended June 30, 2001 and 2000, gaming revenue represented approximately 68.5% and 44.0% of our total revenue, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      The results of operations by property level for the three months ended June 30, 2001 and 2000 are summarized below:


                                                                 REVENUES                   EBITDA
                                                                 --------                   ------
                                                            2001         2000          2001         2000
                                                            ----         ----          ----         ----

       Charles Town Entertainment Complex............     $ 48,014      $ 34,263      $13,659      $ 9,391
       Casino Magic Bay St. Louis  (1 )  ............       22,892             -        5,023            -
       Boomtown Biloxi (1)...........................       17,939             -        3,685            -
       Casino Rouge (2)..............................       16,053             -        4,034            -
       Casino Rama Management Contract (2)                   1,981             -        1,826            -
       Penn National Race Course and its OTWs........       15,514        16,733        2,017        2,763
       Pocono Downs and its OTWs.....................       10,779        10,354        1,955        2,385
       Pennwood Racing, Inc..........................            -             -          490          842
       Corporate eliminations (3)....................         (479)         (499)           -            -
       Corporate operations..........................           39            60       (2,463)      (1,512)
       Corporate operations-CRC Holdings (2)                     -             -         (159)           -

                                                          -------------------------------------------------
       Total........................................      $132,732      $ 60,911     $ 30.067     $ 13,869
                                                          ========      ========     ========     ========

-----------
(1) Reflects results of the Mississippi properties since the August 8, 2000 acquisition from Pinnacle Entertainment.
(2)   Reflect results of the CRC acquisition since April 28, 2001
(3) Primarily reflects intracompany transactions related to import/export simulcasting.



      Revenues for the three months ended June 30, increased by $71.8 million, or 117.9%, to $132.7 million in 2001 from $60.9 million in 2000. The Mississippi properties accounted for $40.8 million of the increase, while the CRC properties, which were acquired on April 27, 2001, accounted for $18.0 million of the increase. Revenues increased at the Charles Town Entertainment Complex by $13.7 million or 39.9% to $48.0 million in 2001 from $34.3 million in 2000. Gaming revenue accounted for 96% of the increase at Charles Town due to an increase in the number of machines from 1,500 to 2,000 in 2001 and a change in machine mix from video voucher machines to coin-out machines. Revenues from the Pennsylvania racetracks and their OTWs have decreased by $.8 million due to a slight decrease in wagering.

      Operating expenses for the three months ended June 30, 2001 increased by $62.1 million, or 124.2%, to $112.1 million from $50.0 million in 2000. The Mississippi properties accounted for $35.2 million of the increase, while the CRC properties accounted for $14.4 million of the increase. Operating expenses increased at the Charles Town Entertainment Complex by $10.8 million, or 42.0% to $36.5 million in 2001 from $25.7 million in 2000. Operating expenses at the Pennsylvania racetracks and their OTWs increased by $.4 million in the year 2000. Corporate overhead increased by $1.1 million or 52.4% to $3.2 million in 2001 from $2.1 million in 2000. Net interest expense increased by $9.3 million to $11.1 million in 2001 from $1.8 million in 2000 due to the additional borrowings to fund the acquisitions of the Mississippi properties on August 7, 2000 and the CRC acquisition on April 27, 2001. Income before income taxes for the three months ended June 30, 2001 increased by $.2 million to $9.9 in 2001 from $9.7 in 2000 as a result of the above.

CHARLES TOWN ENTERTAINMENT COMPLEX

      Revenues increased at Charles Town by approximately $13.7 million or 39.9% to $48.0 million in 2001 from $34.3 million in 2000. Gaming revenue increased by $12.9 million or 47.1% to $40.3 million in 2001 from $27.4 million in 2000 due to the addition of 474 new reel spinning and video, coin-out slot machines since the fourth quarter of last year and an additional 26 coin-out video slots since June 21, 2001. The average number of slot machines increased to 1,956 in 2001 from 1,344 in 2000. The company currently has 2,000 slot machines operating at the facility. Racing revenue increased by $.5 million or 9.3% to $5.9 million in 2001 from $5.4 million in 2000. The live meet consisted of 59 race days in 2001 compared to 60 race days in 2000. The increase in racing revenue is due mainly to the growth of export simulcasting. Charles Town began exporting its live race program to tracks across the country on June 5, 1999 and generated export simulcasting revenues of $.8 million for 2001 compared to $.6 million in 2000. Other revenues increased by approximately $.3 million or 20.0% to $1.8 million in 2001 from $1.5 million in 2000 due to increased attendance for gaming and racing, the opening of the Sundance Cafe in the OK Corral, and the expansion of the concession areas, dining room and buffet area. Operating expenses increased by $10.8 million or 42.0% to $36.5 million in 2001 from $25.7 million in 2000. The increase was due to increased lottery taxes, purses, salaries, wages and administrative expenses relating to the increase in gaming revenues. Depreciation expense increased by $1.3 million to $2.1 million in 2001 from $.8 million in 2000 due to additional gaming machines and improvements in 2001. EBITDA increased by $4.3 million, or 45.7% to $13.7 million in 2001 from $9.4 million in 2000.

MISSISSIPPI CASINOS

      The Casino Magic Bay St Louis and Boomtown Biloxi acquisitions were completed on August 8, 2000. For the three months ended June 30, 2001, Casino Magic Bay St. Louis had revenues of $22.9 million consisting mainly of gaming revenues. Operating expenses for Casino Magic totaled $19.7 million consisting of gaming ($11.4 million), other ($1.7 million), general and administrative ($4.8 million) and depreciation and amortization expense ($1.8 million). For the three months ended June 30, 2001, Boomtown Biloxi had revenues of $17.9 million consisting mainly of gaming revenues. Operating expenses for Boomtown totaled $15.5 million consisting of gaming ($7.2 million), other ($2.3 million), general and administrative ($4.7 million) and depreciation and amortization expense ($1.3 million). EBITDA for the Mississippi casinos totaled $8.7 million for the period. Our Mississippi casino operations have numerous competitors, many of which have greater name recognition and financial and marketing resources than we do. Competition in the Mississippi gaming markets is significantly more intense than the competition that our gaming operations face in Louisiana, West Virginia or our pari-mutuel operations face in Pennsylvania and New Jersey.

CRC ACQUISITION

      The CRC acquisition was completed on April 27, 2001 and includes the purchase of Casino Rouge in Baton Rouge Louisiana and a management contract to operate Casino Rama in Orillia Canada. For the period which commenced April 28, 2001 and ended June 30, 2001, Casino Rouge had revenues of $16.1 million consisting mainly of gaming revenues. Operating expenses for Casino Rouge totaled $13.0 million consisting of gaming ($7.6 million), other ($.8 million), general and administrative ($3.6 million) and depreciation and amortization expense ($1.0 million). For the period ended June 30, 2001, management fees from the Casino Rama management contract totaled $2.0 million for which there was $155,000 of operating expenses relating to the associated revenues. EBITDA for the CRC acquisition totaled $5.7 million for the period.

PENN NATIONAL RACE COURSE AND ITS OTW FACILITIES

      Penn National Race Course and its OTWs, for the three months ended June 30, 2000 had a decrease in revenue of $1.2 million, or 7.3%, to $15.5 million in 2001 from $16.7 million in 2000. Pari-mutuel wagering was $95.1 million in 2001 compared to $103.3 million in 2000. The decrease in wagering is attributed to the reduction of telephone account wagering as a result of the discontinuation of the Track Power agreement, the reduction at Penn National of horse field sizes and increased competition from other telephone account and internet wagering systems. The decrease in revenue is attributed to the decrease in wagering. Operating expenses decreased by $.5 million, or 3.5%, to $13.9 million in 2001 from $14.4 million in 2000. The decrease in operating expenses was directly related to the decrease in total revenues. EBITDA decreased by $.8 million, or 28.5%, to $2.0 million in 2001 from $2.8 million in 2000.

POCONO DOWNS AND ITS OTW FACILITIES

      For the three months ended June 30, 2001 Pocono Downs and its OTWs had revenue of $10.8 million compared to $10.3 million for the same period in 2000 which was an increase of $.4 million or 3.8%. The increase came primarily from the opening of a new OTW facility (East Stroudsburg) which increased the import simulcast revenue by $.6 million to $ 7.8 million in 2001 from $ 7.2 million in 2000. Operating expenses increased by approximately $.9 million or 10.6% to $9.4 million in 2001 from $8.5 million in 2000. Operating and administrative expense increase was attributable to the opening of the new OTW facility. Purse expenses, simulcast expenses and pari-mutuel tax increases were directly related to the revenue increase. For the quarter, EBITDA decreased by 16.7% to $2.0 million in 2001 from $2.4 million in 2000.

CORPORATE OVERHEAD EXPENSES

      Corporate overhead expenses increased by $1.1 million, or 52.4%, to $3.2 million in 2001 from $2.1 million in 2000. Salaries and wages, payroll taxes, benefits and related expenses increased by $.8 million due to the expansion of the corporate office to support the Mississippi and CRC acquisitions.

NEW JERSEY JOINT VENTURE

      The Company has an investment in Pennwood Racing, Inc., which operates Freehold Raceway and, until May 2001, operated Garden State Park. Revenues of the joint venture decreased by $2.4 million to $12.3 million in 2001 from $14.7 million in 2000. Net income decreased by $.8 million to $.9 million in 2001 compared to $1.7 million in 2000 primarily due to the decrease in revenue and a decrease in expenses associated with running 113 live race days in 2001 compared to 121 live race days in 2000. In May 2001 Garden State Park was sold and the joint venture ceased operating Garden State Park. Our 50% share of net income was $.5 million in 2001 compared to $.8 million in 2000 and was recorded as other income on the income statement.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

      The results of operations by property level for the six months ended June 30, 2001 and 2000 are summarized below:

                                                                REVENUES                    EBITDA
                                                                --------                    ------
                                                            2001         2000          2001         2000
                                                            ----         ----          ----         ----

      Charles Town Entertainment Complex............      $89,130       $62,446      $24,658      $16,104
      Casino Magic Bay St. Louis  (1 )  ............       45,113             -       10,121            -
      Boomtown Biloxi (1)...........................       35,832             -        7,270            -
      Casino Rouge (2)..............................       16.053             -        4,034            -
      Casino Rama Management Contract (2)...........        1,981             -        1,826            -
      Penn National Race Course and its OTWs........       30,793        33,005        4,319        5,528
      Pocono Downs and its OTWs.....................       19,479        18,345        3,568        3.975
      Pennwood Racing, Inc..........................            -             -        1,560        1,429
      Corporate eliminations (3)....................         (529)         (821)           -            -
      Corporate operations..........................           39            60       (4,817)      (3,142)
      Corporate operations-CRC Holdings (2).........            -             -         (159)           -

                                                     -----------------------------------------------------
      Total                                              $237,891      $113,035      $52,380      $23,894
                                                     =====================================================

-----------
(1) Reflects results of the Mississippi properties since the August 8, 2000 acquisition from Pinnacle Entertainment.
(2)   Reflect results of the CRC acquisition since April 28, 2001
(3) Primarily reflects intracompany transactions related to import/export simulcasting.

      Revenues for the six months ended June 30, increased by $124.9 million, or 110.5%, to $237.9 million in 2001 from $113.0 million in 2000. The Mississippi properties accounted for $80.9 million of the increase, while the CRC properties, which were acquired on April 27, 2001, accounted for $18.0 million of the increase. Revenues increased at the Charles Town Entertainment Complex by $26.7 million or 42.7% to $89.1 million in 2001 from $62.4 million in 2000. Gaming revenue accounted for 96% of the increase at Charles Town due to an increase in the number of machines from 1,500 to 2,000 in 2001 and a change in machine mix from video voucher machines to coin-out machines. Revenues from their Pennsylvania racetracks and OTWs have decreased by $1.1 million due to a slight increase in wagering.

      Operating expenses for the six months ended June 30, 2001 increased by $108.1 million, or 113.9%, to $203.0 million from $94.9 million in 2000. The Mississippi properties accounted for $69.6 million of the increase, while the CRC properties accounted for $14.4 million of the increase. Operating expenses increased at the Charles Town Entertainment Complex by $21.2 million, or 44.3% to $69.1 million in 2001 from $47.9 million in 2000. Operating expenses at the Pennsylvania racetracks and their OTWs increased by $.6 million in the year 2000. Corporate overhead increased by $1.7 million or 54.8% to $4.8 million in 2001 from $3.1 million in 2000. Net interest expense increased by $14.6 million to $18.7 million in 2001 from $4.1 million in 2000 due to the additional borrowings to fund the acquisitions of the Mississippi properties on August 7, 2000 and the CRC acquisition on April 27, 2001. Income before income taxes for the six months ended June 30 increased by $1.7 million, or 11.0%, to $17.1 in 2001 from $15.4 in 2000 as a result of the above.

CHARLES TOWN ENTERTAINMENT COMPLEX

      Revenues increased at Charles Town by $26.7 million or 42.7% to $89.1 million in 2001 from $62.4 million in 2000. Gaming revenue increased by $25.5 million or 51.3% to $75.2 million in 2001 from $49.7 million in 2000 due to the addition of 474 new reel spinning and video, coin-out slot machines since the fourth quarter of last year and an additional 26 coin-out video slots since June 21, 2001. The average number of slot machines increased to 1,927 in 2001 from 1,358 in 2000. The company currently has 2,000 slot machines operating at the facility. Racing revenue increased by $.5 million or 5.0% to $10.6 million in 2001 from $10.1 million in 2000. The live meet consisted of 103 race days in 2001 and 105 race days in 2000. Charles Town generated export simulcasting revenues of $1.4 million for 2001 compared to 1.0 million in 2000. Concessions and other revenues increased by approximately $.4 million or 14.8% to $3.1 million in 2001 from $2.7 million in 2000 due to increased attendance for gaming and racing, the opening of the Sundance Cafe in the OK Corral, and the expansion of the concession areas, dining room and buffet area. Operating expenses increased by $21.2 million or 44.2% to $69.1 million in 2001 from $47.9 million in 2000. The increase was primarily due to an increase in gaming expenses of $17.1 million, or 57.8%, to $46.7 million in 2001 from $29.6 million in 2000. This increase was mainly due to increased lottery taxes, purses, salaries and wages and administrative expenses related to the increase in gaming revenues. Depreciation expense increased by $3.0 million to $4.6 million in 2001 from $1.6 million in 2000 due to additional gaming machines and improvements in 2001. EBITDA increased by $8.6 million, or 53.4% to $24.7 million in 2001 from $16.1 million in 2000.

MISSISSIPPI CASINOS

      The Casino Magic Bay St Louis and Boomtown Biloxi acquisitions were completed on August 8, 2000. For the six months ended June 30, 2001, Casino Magic Bay St. Louis had revenues of $45.1 million consisting mainly of gaming revenues. Operating expenses for Casino Magic totaled $38.7 million consisting of gaming ($22.4 million), other ($3.2 million), general and administrative ($9.3 million) and depreciation and amortization expense ($3.8 million). For the six months ended June 30, 2001, Boomtown Biloxi had revenues of $35.8 million consisting mainly of gaming revenues. Operating expenses for Boomtown totaled $30.8 million consisting of gaming ($14.6 million), other ($4.5 million), general and administrative ($9.4 million) and depreciation and amortization expense ($2.3 million). EBITDA for the Mississippi casinos totaled $17.4 million for the period. Our Mississippi casino operations have numerous competitors, many of which have greater name recognition and financial and marketing resources than we do. Competition in the Mississippi gaming markets is significantly more intense than the competition that our gaming operations face in Louisiana, West Virginia or our pari-mutuel operations face in Pennsylvania and New jersey. We do not expect that this competition will have a material adverse effect on our results of operations.

CRC ACQUISITION

      The CRC acquisition was completed on April 27, 2001 and includes the purchase of Casino Rouge in Baton Rouge Louisiana and a management contract to operate Casino Rama in Orilio Canada. For the period ended June 30, 2001, Casino Rouge had revenues of $16.1 million consisting mainly of gaming revenues. Operating expenses for Casino Rouge totaled $13.0 million consisting of gaming ($7.6 million), other ($.8 million), general and administrative ($3.6 million) and depreciation and amortization expense ($1.0 million). For the period ended June 30, 2001, management fees from the Casino Rama management contract totaled $2.0 million for which there was $155,000 of operating expenses relating to the associated revenues. EBITDA for the CRC acquisition totaled $5.7 million for the period.

PENN NATIONAL RACE COURSE AND ITS OTW FACILITIES

      Penn National Race Course and its OTWs for the six months ended June 30, had a decrease in revenue of $2.2 million, or 6.7%, to $30.8 million in 2001 from $33.0 million in 2000. The decrease was primarily at Penn National Race Course with pari-mutuel wagering decreasing by $2.9 million, or 2.2% to $130.2 million in 2001 from $133.1 million in 2000. Inclement weather for the northeastern part of the country had an adverse impact on both live racing, as well as simulcast attendance during the first three months of the year. Operating expenses decreased by approximately $1.1 million, or 3.9%, to $27.3 million in 2001 from $28.4 million in 2000. The decrease was primarily related to the decrease in revenues as discussed above. EBITDA attributable to these properties decreased by $1.2 million, or 21.8%, to $4.3 million in 2001 from $5.5 million in 2000.

POCONO DOWNS AND ITS OTW FACILITIES

      Pocono Downs and its OTWs, for the six months ended June 30, had a increase in revenue of $1.2 million, or 6.6%, to $19.5 million in 2001 from $18.3 million in 2000. The increase was due primarily to the opening of the new East Stroudsburg OTW facility in late July 2000 which generated revenues of $1.7 million. The racetrack, along with the other four established OTWs, reported a slight decrease in revenue of $.5 million. Operating expenses increased by approximately $1.6 million, or 10.3%, to $17.1 million in 2001 from $15.5 million in 2000. The operating expense increases in the amount of $1.5 million was attributable to the opening of the East Stroudsburg OTW. For the six months ended June 30, 2001, EBITDA decreased by $.4 million to $3.6 million in 2001 from $4.0 million in 2000.

CORPORATE OVERHEAD EXPENSES

      Corporate overhead expenses increased by $1.7 million, or 54.8%, to $4.8 million in 2001 from $3.1 million in 2000. Salaries and wages, payroll taxes, benefits and related expenses increased by $1.4 million due to the expansion of the corporate office to support the Mississippi and CRC acquisitions.

NEW JERSEY JOINT VENTURE

      The Company has an investment in Pennwood Racing, Inc., which operates Freehold Raceway and, until May 2001, operated Garden State Park. Revenues of the joint venture decreased by $2.3 million to $27.5 million in 2001 from $29.8 million in 2000. Net income increased by $.2 million to $3.1 million in 2001 compared to $2.9 million in 2000 primarily due to the decrease in expenses associated with running 56 live race days in 2001 compared to 65 live race days in 2000. In May 2001 Garden State Park was sold and the joint venture ceased operating Garden State Park. Our 50% share of net income was $1.6 million in 2001 compared to $1.4 million in 2000 and was recorded as other income expenses on the income statement.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of securities.

      Net cash provided by operating activities was $38.6 million for the six months ended June 30, 2001. This consisted of net income and non-cash items ($27.6 million), earnings from joint venture ($ 1.6 million), an increase in deferred income taxes ($.2 million), and a decrease in current assets ($2.2 million) and an increase in current liabilities ($10.2 million) related to the normal course of business, net of the CRC acquisition on April 27, 2001.

      Cash flows from investing totaled $189.5 million for the six months ended June 30, 2001. Expenditures for property, plant, and equipment totaled $ 13.4 million and included new hotel construction at Casino Magic ($ 3.7 million), new gaming equipment at Casino Magic ($1.4 million), new gaming equipment and slot system at Boomtown ($2.9 million), land and building acquisitions at Charles Town ($1.0 million), the OK Corral slot center at Charles Town ($0.6 million), property additions at Charles Town ($0.3 million), building and design of a steak house at Casino Rouge ($0.7 million), other small projects ($0.4 million) and maintenance capital expenditures ($ 2.4 million). The CRC acquisition totaled $182.4 million. Cash received from the joint venture totaled $1.1 million. Cash in escrow decreased by $5.1 million as a result of the closing of the CRC acquisition on April 27, 2001.

      Cash flows from financing activities provided net cash flow of $165.3 million for the six months ended June 30, 2001. Aggregate proceeds from the issuance of notes were $200.0 million, a portion of which were used to pay financing costs associated with the issuance ($6.9 million). Principal payments on long-term debt under our existing credit facility, net of additional borrowings on the revolving line of credit, were $32.6 million. Proceeds from the exercise of stock options totaled $4.8 million.



CAPITAL EXPENDITURES

      The following table summarizes our planned capital expenditures, other than maintenance capital expenditures, by property level, for 2001:

                                                BUDGET     EXPENDITURES         BALANCE
PROPERTY                                         2001      THRU 6/30/01        TO EXPEND
--------                                         ----      ------------        ---------

Charles Town Entertainment Complex           $   9,200      $  1,786         $     7,414
Casino Magic Bay St. Louis                      18,500         3,698              14,802
Boomtown Biloxi                                  2,000         2,000                   -
Casino Rouge                                     2,000           704               1,296
Pennsylvania Racetracks and OTWs                   800           494                 306
                                             ---------      --------         ------------
  Total                                      $  32,500      $  8,682         $    23,818
                                             ---------      --------         ------------

SENIOR SUBORDINATED NOTES

      On March 12, 2001, we completed through a private placement, the sale of $200 million in aggregate principal amount of 11 1/8% of Senior Subordinated Notes due March 1, 2008 the proceeds of the notes were used, in part, to complete the acquisition of CRC Holding, Inc. and the minority interest in Louisiana Casino Cruises, Inc. (LCCI) not owned by CRC. The Senior Subordinated Notes rank equally with our other senior indebtedness and junior to our senior debt, including debt under our senior secured credit facility. The Senior Subordinated Notes are guaranteed by all of our current and future wholly owned domestic subsidiaries. We have filed a registration statement under the Securities Act of 1933 to effect an exchange offer of registered Senior Subordinated Notes.

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









ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      On December 20, 2000, we entered into an interest rate swap agreement with a financial institution in the notional amount of $100 million. The interest rate swap agreement hedges our exposure on our outstanding floating rate obligations, which were $276,600,000 at June 30, 2001. The purpose of the interest rate swap is to convert a portion of our floating rate interest obligations to obligations having a fixed rate of 5.835% plus an applicable margin up to 4.00% per annum through December 20, 2003. The fixing of interest rates reduces in part our exposure to the uncertainty of floating interest rates. The differentials paid or received by us on the interest rate swap agreement is recognized as adjustments to interest expense in the period incurred. For the six months ended June 30, 2001, interest expense increased by approximately $265,000 as a result of the interest rate swap agreement. We are exposed to credit loss in the event of nonperformance by our counter party to the interest rate swap agreement. We do not anticipate nonperformance by such financial institution, and no material loss would be expected from the nonperformance by such financial institution. Our interest rate swap agreement expires in December 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits


               None



         (b)   Reports on Form 8-K


Current Report on Form 8-K filed on May 7, 2001 that reflected the completion on April 27,2001, of the purchase of CRC Holdings, Inc. and the minority interest in Louisiana Casino Cruises, Inc. for approximately $160 million.

Current Report on Form 8-K/A filed on June 8, 2001 that included financial information pertaining to the purchase of CRC Holdings, Inc and the minority interest in Louisiana Casino Cruises, Inc. for approximately $160 million which was reported in the current Form 8-K filed May 7, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Penn National Gaming, Inc.

August 14, 2001                      By: /s/ WILLIAM J. CLIFFORD
-------------------                      ---------------------------------------
Date                                     William J. Clifford,
                                         Chief Financial Officer