Form 10-Q
period 2001-09-30
PENN NATIONAL GAMING INC
filed 2001-11-13
CIK 921738

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001
                                               ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

TITLE                                        OUTSTANDING AS OF NOVEMBER 13, 2001
--------------------------------------       -----------------------------------
Common Stock par value .01 per share         15,478,850

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Company's operations, financial position and business strategy may constitute forward-looking terminology. These statements may be identifiable by words such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct and, therefore, you should not rely on any such forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed in this report and in other materials filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. The Company does not intend to update publicly any forward-looking statements, except as required by law. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                                      INDEX

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets
         September 30, 2001 (unaudited) and December 31, 2000            4

Consolidated Statements of Income
         Three Months and Nine Months Ended September 30, 2001
         and 2000 (unaudited)                                            5

Consolidated Statement of  Shareholders' Equity
         Nine Months Ended September 30, 2001 (unaudited)                6

Consolidated Statements of Cash Flow
         Nine Months Ended September 30, 2001 and 2001 (unaudited)       7

Notes to Consolidated Financial Statements                               8

ITEM 2 - MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        13

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                20

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS                                             21

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               21

Signature Page                                                          22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                                             2001               2000
                                                                                        --------------      ------------
                                                                                         (unaudited)
ASSETS

Current Assets
     Cash and cash equivalents                                                             $  36,401         $  23,287
     Accounts receivable                                                                      20,801            10,341
     Prepaid expenses and other current assets                                                 8,646             5,312
     Prepaid income taxes                                                                         --             1,905
                                                                                           ---------         ---------
TOTAL CURRENT ASSETS                                                                          65,848            40,845

Property, plant and equipment, at cost
     Land and improvements                                                                    82,761            81,177
     Buildings and improvements                                                              225,042           142,753
     Furniture, fixtures and equipment                                                        97,731            79,606
     Transportation equipment                                                                  1,138             1,015
     Leasehold improvements                                                                   11,920            11,704
     Construction in progress                                                                 10,869             3,643
                                                                                           ---------         ---------
                                                                                             429,461           319,898
     Less accumulated depreciation and amortization                                           50,843            31,582
                                                                                           ---------         ---------
NET PROPERTY, PLANT AND EQUIPMENT                                                            378,618           288,316
                                                                                           ---------         ---------

Other assets
     Investments in and advances to unconsolidated affiliates                                 15,426            14,584
     Cash in escrow                                                                              500             5,107
     Excess of cost over fair market value of net assets acquired (net of
       accumulated amortization of $6,311 and $3,848, respectively)                          164,223            78,161
     Other intangible assets (net of accumulated amortization of $1,068)                      24,678                --
     Deferred financing costs, net                                                            14,709             9,585
     Miscellaneous                                                                             6,266             3,302
                                                                                           ---------         ---------
TOTAL OTHER ASSETS                                                                           225,802           110,739
                                                                                           ---------         ---------

                                                                                           $ 670,268         $ 439,900
                                                                                           ---------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Current maturities of long-term debt                                                  $  14,204         $  11,390
     Accounts Payable                                                                         14,242            18,436
     Purses due horsemen                                                                       1,333             2,262
     Uncashed pari-mutuel tickets                                                              1,108             1,393
     Accrued expenses                                                                         28,626             6,913
     Accrued interest                                                                          9,381             1,289
     Accrued salaries and wages                                                                6,026             3,957
     Customers' deposits                                                                         794               834
     Income taxes                                                                              1,210                --
     Taxes, other than income taxes                                                            4,055             2,816
                                                                                           ---------         ---------
TOTAL CURRENT LIABILITIES                                                                     80,979            49,290

Long term liabilities
     Long-term debt, net of current maturities                                               454,518           297,909
     Deferred income taxes                                                                    38,257            13,480
                                                                                           ---------         ---------
Total long-term liabilities                                                                  492,775           311,389
                                                                                           ---------         ---------

Commitments and contingencies

Shareholders' equity
     Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued               --                --
     Common stock, $.01 par value, 200,000,000 shares authorized;
        15,901,300 and 15,459,175 shares issued, respectively                                    159               155
     Treasury stock, at cost, 427,700 shares outstanding                                      (2,379)           (2,379)
     Additional paid-in capital                                                               44,348            39,482
     Retained earnings                                                                        60,776            41,963
     Other comprehensive income                                                               (6,390)               --
                                                                                           ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                                                    96,514            79,221
                                                                                           ---------         ---------

                                                                                           $ 670,268         $ 439,900
                                                                                           =========         =========

          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                             --------------------------         ---------------------------
                                                                2001             2000              2001              2000
                                                             ---------         --------         ---------         ---------
Revenues
     Gaming                                                  $ 104,366         $ 50,215         $ 267,264         $  99,895
     Racing                                                     28,781           30,910            85,508            87,913
     Management service fees                                     3,499               --             5,480                --
     Other revenue                                               8,888            5,857            25,173            12,209
                                                             ---------         --------         ---------         ---------
TOTAL REVENUES                                                 145,534           86,982           383,425           200,017
                                                             ---------         --------         ---------         ---------

Operating expenses
     Gaming                                                     57,575           29,505           146,940            59,050
     Racing                                                     20,368           20,419            59,511            59,065
     Other                                                       9,604            5,774            25,847            11,980
     General and administrative                                 26,195           13,143            68,515            29,316
     Depreciation and amortization                               9,157            4,089            25,079             8,457
                                                             ---------         --------         ---------         ---------
TOTAL OPERATING EXPENSES                                       122,899           72,930           325,892           167,868
                                                             ---------         --------         ---------         ---------

INCOME FROM OPERATIONS                                          22,635           14,052            57,533            32,149
                                                             ---------         --------         ---------         ---------

Other income (expense)
     Interest expense                                          (11,554)          (6,188)          (32,461)          (11,004)
     Interest income                                               468              607             2,654             1,334
     Earnings from joint venture                                   460              815             2,020             2,244
     Other                                                        (145)               1              (729)                1
                                                             ---------         --------         ---------         ---------
Total other income (expense)                                   (10,771)          (4,765)          (28,516)           (7,425)
                                                             ---------         --------         ---------         ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM               11,864            9,287            29,017            24,724
                                                             ---------         --------         ---------         ---------

Taxes on income                                                  4,151            3,285            10,204             8,876
                                                             ---------         --------         ---------         ---------
INCOME BEFORE EXTRAORDINARY ITEM                                 7,713            6,002            18,813            15,848

Extraordinary item -- loss on early extinguishment of
  debt, net of income taxes of $4,615                               --           (6,583)               --            (6,583)
                                                             ---------         --------         ---------         ---------

NET INCOME (LOSS)                                            $   7,713         $   (581)        $  18,813         $   9,265
                                                             =========         ========         =========         =========


PER SHARE DATA:

BASIC
     Income before extraordinary item                        $    0.50         $   0.40         $    1.23         $    1.06
     Extraordinary item                                             --            (0.44)               --             (0.44)
                                                             ---------         --------         ---------         ---------
     Net income (loss)                                       $    0.50         $  (0.04)        $    1.23         $    0.62
                                                             ---------         --------         ---------         ---------

DILUTED
     Income before extraordinary item                        $    0.48         $   0.39         $    1.19         $    1.03
     Extraordinary item                                             --            (0.43)               --             (0.43)
                                                             ---------         --------         ---------         ---------
     Net income (loss)                                       $    0.48         $  (0.04)        $    1.19         $    0.60
                                                             ---------         --------         ---------         ---------

WEIGHTED SHARES OUTSTANDING
     Basic                                                      15,467           15,007            15,271            14,948
     Diluted                                                    16,043           15,504            15,836            15,407

          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                              ADDITIONAL                 OTHER
                                               COMMON STOCK        TREASURY     PAID-IN    RETAINED  COMPREHENSIVE
                                             SHARES      AMOUNT     STOCK       CAPITAL    EARNINGS      INCOME        TOTAL
                                           ----------    ------    --------   ----------   --------  -------------   ---------
BALANCE, JANUARY 1, 2001                   15,459,175     $155     $(2,379)     $39,482     $41,963     $    --      $ 79,221

Issuance of common stock                      442,125        4          --        4,866          --          --         4,870

Comprehensive income:
   Net income for the nine months
     ended September 30, 2001                      --       --          --           --      18,813          --        18,813
   Fair market value of swap agreement             --       --          --           --          --      (6,358)       (6,358)
   Translation adjustment                          --       --          --           --          --         (32)          (32)
                                           ----------     ----     -------      -------     -------     -------      --------
Total comprehensive income                         --       --          --           --      18,813      (6,390)       12,423
                                           ----------     ----     -------      -------     -------     -------      --------
BALANCE, SEPTEMBER 30, 2001                15,901,300     $159     $(2,379)     $44,348     $60,776     $(6,390)     $ 96,514
                                           ==========     ====     =======      =======     =======     =======      ========

          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        -------------------------
                                                                                           2001            2000
                                                                                        ---------       ---------
Cash flows from operating activities
   Net income                                                                           $  18,813       $   9,265
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                        25,079           8,457
      Earnings from joint venture                                                          (2,020)         (1,645)
      Extraordinary loss relating to early extinguishment of debt                              --          11,198
      (Gain)/Loss on sale of net assets                                                       731              --
      Deferred income taxes                                                                 3,793             571
   Decrease (increase) in:
      Accounts receivable                                                                     792          (3,715)
      Prepaid expenses and other current assets                                            (1,441)         (4,584)
      Prepaid income taxes                                                                  1,905             843
      Miscellaneous other assets                                                           (1,108)         (2,013)
   Increase (decrease) in:
      Accounts payable                                                                     (7,206)          3,368
      Purses due horsemen                                                                    (929)         (1,105)
      Uncashed pari-mutuel tickets                                                           (285)           (201)
      Accrues expenses                                                                     11,290           4,859
      Accrued interest                                                                      1,734             939
      Accrued salary and wages                                                              2,069           3,845
      Customer deposits                                                                       (40)            321
      Taxes, other than income taxes                                                        1,239             523
      Income taxes                                                                          1,210              --
                                                                                        ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  55,626          30,926
                                                                                        ---------       ---------

Cash flows from investing activities
   Expenditures for property, plant and equipment                                         (22,967)        (17,348)
   Proceeds from sales of property and equipment                                              237             151
   Investment in and advances to joint venture                                              1,178              --
   Decrease in cash in escrow                                                               4,607              (8)
   Acquisition of business, net of cash acquired                                         (182,961)       (203,906)
                                                                                        ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                                                    (199,906)       (221,111)
                                                                                        ---------       ---------

Cash flows from financing activities
   Proceeds from exercise of stock options                                                  4,870             626
   Proceeds of long-term debt                                                             211,000         319,895
   Principal payments on long-term debt                                                   (51,576)       (102,310)
   (Increase) in unamortized financing costs                                               (6,900)        (10,258)
   Payment of senior notes tender fee                                                          --          (6,685)
                                                                                        ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 157,394         201,268
                                                                                        ---------       ---------

Net increase in cash and cash equivalents                                                  13,114          10,968

Cash and cash equivalents, at beginning of period                                          23,287           9,434
                                                                                        ---------       ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                             $  36,401       $  20,402
                                                                                        =========       =========

          See accompanying notes to consolidated financial statements.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc., and its wholly owned subsidiaries, (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the nine month periods ended September 30, 2001 and 2000. The results of operations experienced for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2001.

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

3.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Cash paid during the nine months ended September 30, 2001 and 2000 for interest was $29,740,000 and $10,025,000, respectively.

         Cash paid during the nine months ended September 30, 2001 and 2000 for income taxes was $1,040,000 and $2,984,000, respectively.

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

         The table below presents information about reported segments (in thousands):

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


REVENUES

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------
                                             2001               2000
                                             ----               ----
Gaming (1)(2).......................       $308,967           $122,029
Racing..............................         75,456             79,256
Eliminations (3)....................          (998)            (1,268)
                                           --------            -------
      Total.........................       $383,425           $200,017
                                           ========           ========
EBITDA

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------
                                             2001               2000
                                             ----               ----
Gaming (1)(2).......................       $71,015            $25,531
Racing (4)..........................        13,617             17,319
                                           -------            -------
      Total.........................       $84,632            $42,850
                                           =======            =======
TOTAL ASSETS

                                         SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                         ------------------        -----------------
Gaming (1)(2).......................        $1,089,191                $671,655
Racing..............................            89,560                  91,756
Eliminations (3)....................         (508,483)                (323,511)
                                            ---------                 --------
      Total.........................        $ 670,268                 $439,900
                                            =========                 ========

----------

(1) Reflects results of the Mississippi properties since the August 8, 2000 acquisition from Pinnacle Entertainment.

(2)   Reflects results of the CRC Acquisition since April 28, 2001.

(3) Primarily reflects intracompany transactions related to import/export simulcasting.

(4)   Includes "Earnings from joint venture" of $2,020 and 2,244, respectively.

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

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The proceeds from these notes were used to finance the CRC acquisition that was completed on April 27, 2001.

6.       ACQUISITIONS

MISSISSIPPI

         On August 8, 2000, the Company completed its acquisition of all of the assets of the Casino Magic hotel, casino, golf resort, recreational vehicle park and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi (the "Mississippi Acquisitions"), from Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.) The Mississippi Acquisitions were accomplished pursuant to the terms of two asset purchase agreements, each dated December 10, 1999, for an aggregate of $195 million. In addition to acquiring all of the operating assets and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, the Company entered into a licensing agreement to use the Boomtown and Casino Magic names and marks at the properties acquired.

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

LCCI NOTES TENDER OFFER

         On February 20, 2001, the Company commenced a cash tender offer to purchase all of the LCCI 11% Senior Secured Notes due 2005 (the "LCCI Notes") and a related consent solicitation to eliminate certain restrictive covenants and related provisions in the indenture pursuant to which the LCCI Notes were issued. The tender offer was completed on April 27, 2001 in conjunction with the completion of the CRC Acquisition. The total consideration for each $1,000 principal amount of notes tendered was $1,146.90, plus accrued and unpaid interest up to but not including, the payment date, which includes a consent payment of $30 per $1,000 principal amount of notes. Payment for the notes totaling $53 million and consent payments totaling $7.8 million were made on April 30, 2001.

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


UNAUDITED PROFORMA FINANCIAL INFORMATION

         Unaudited pro forma financial information for the nine months and three months ended September 30, 2001 and 2000, as though the Mississippi and CRC Acquisitions had occurred on January 1, 2000, is as follows (in thousands):

                                                    NINE MONTHS ENDED           THREE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                 ------------------------     ---------------------
                                                     2001          2000          2001        2000
                                                 --------------------------------------------------
Revenues....................................       $419,399      $376,722     $145,535     $126,683

Net income..................................         23,759        19,090        7,711        5,797
Net income per common share
     Basic..................................          $1.56         $1.28        $0.50        $0.39
     Diluted................................           1.50          1.24         0.48         0.37

Weighted shares outstanding
     Basic..................................         15,271        14,948       15,467       15,007
     Diluted................................         15,836        15,407       16,043       15,504

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

         The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, net carrying amount of goodwill is $164,223,000 and other intangible assets is $24,678,000. Amortization expense during the nine-month period ended September 30, 2001 was $3,520,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

8.       PENDING ACQUISITION

         On August 30, 2001, the Company entered into a definitive agreement to acquire all of the assets of the Bullwhackers Casino operations, in Black Hawk, Colorado, from Colorado Gaming and Entertainment Co., a subsidiary of Hilton Group plc, for $6.5 million in cash. The Bullwhackers assets consist of the Bullwhackers Casino, the adjoining Bullpen Sports Casino, the Silver Hawk Saloon and Casino, an administrative building and a 475-car parking area, all located in the Black Hawk, Colorado gaming jurisdiction. The Bullwhackers properties

                   PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


comprise a total of 63,800 square feet of interior space, 20,700 square feet of which is devoted to gaming, consisting of 1,002 slot machines and 16 table games. The properties are located on leased land as well as 3.25 acres of land included in the acquisition, much of which is utilized for parking. The transaction is anticipated to close in the second quarter of 2002.

9.       LITIGATION

         SHOWBOAT LITIGATION

         As previously disclosed in its Exchange Act filings, in 1997 the Company acquired the Charles Town Races property in Charles Town, West Virginia, by exercising an option held by Showboat Development Company, now a wholly-owned subsidiary of Harrah's Entertainment, Inc. In return for assigning the option, Showboat retained the right to operate a casino at the Charles Town Races property in return for a management fee, to be negotiated at the time of exercise, based on reasonable rates for similar properties. The express terms of the Showboat option do not specify what activities at Charles Town Races would constitute operation of a casino. As previously disclosed, the Company believes that its installation and operation of video lottery terminals linked to the West Virginia Lottery at the Charles Town Races facility does not constitute the operation of a casino under the Showboat option or under West Virginia law and therefore does not trigger Showboat's right to exercise the Showboat option. The rights under the showboat option extend until November 2001.

         On August 20, 2001, the Company was served with a lawsuit brought by Showboat Development Company against the Company and certain other parties related to the Charles Town Races facility. The suit alleges, among other things, that the Company's operation of coin-out video lottery terminals at the Charles Town facility constitutes the operation of a casino, thereby triggering Showboat's option. The suit also alleges that the Company's March 2000 acquisition of the 11% minority interest in Charles Town Races from BDC Group, the Company's former joint venture partner, was made in violation of a right of first refusal that Showboat holds from BDC covering the sale of any interest in any casino at Charles Town Races. The Company has filed a motion to dismiss this action in federal court in Nevada and, in the alternate, a motion to transfer the case to the state of West Virginia. The Company believes that each of Showboat's claims is without merit, and it intends to vigorously defend itself against them.

         OTHER

         In July 2001, a lawsuit was filed against the Company by certain surveillance employees at the Charles Town facility claiming that the Company's surveillance of those employees during working hours was improper. The lawsuit claims damages of $7.0 million and punitive damages of $14.0 million. The Company currently is conducting discovery in the case but, at this time, believes that all of the claims of the employees are without merit. The Company intends to vigorously defend itself against this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We derive substantially all of our revenues from gaming and racing operations. Over the past few years, revenues from our gaming machines at the Charles Town Entertainment Complex, our gaming operations in Mississippi and Louisiana and our management contract in Orillia, Canada have accounted for an increasingly larger share of our total revenues. Our racing revenues have been derived from wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasts of our races at out-of-state locations. Our other revenues have been derived from admissions, program sales, food and beverage sales, concessions and certain other ancillary activities.

         On a prospective basis, our August 2000 acquisition of the Mississippi properties and our late-April 2001 acquisition of CRC Holdings, Inc. will impact further our revenue mix between gaming and racing revenues. We expect that in future periods gaming revenue as a percentage of our total revenues will continue to increase as we continue to focus on our gaming operations. For the nine months ended September 30, 2001 and 2000, gaming revenue represented approximately 69.7% and 49.9% of our total revenue, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         The results of operations by property level for the three months ended September 30, 2001 and 2000 are summarized below (in thousands):

                                                           REVENUES                   EBITDA
                                                   ----------------------     ---------------------
                                                     2001          2000         2001         2000
                                                     ----          ----         ----         ----
Charles Town Entertainment Complex............     $ 54,152      $ 37,746     $ 14,312     $ 10,364
Casino Magic Bay St. Louis  (1 )..............       22,711        12,363        4,779        2,433
Boomtown Biloxi(1)............................       17,594         9,473        3,420        1,419
Casino Rouge (2) .............................       22,881             -        5,316            -
Casino Rama Management Contract (2)...........        3,520             -        3,257            -
Penn National Race Course and its OTWs........       14,594        16,933        1,748        3,009
Pocono Downs and its OTWs.....................       10,592        10,971         1965        2,565
Pennwood Racing, Inc..........................            -             -          459          814
Corporate eliminations (3)....................         (510)         (499)           -            -
Corporate operations..........................            -             -       (2,761)      (1,648)
Corporate operations CRC Holdings (2).........            -             -         (243)           -
                                                   ------------------------------------------------
      Total...................................     $145,534      $ 86,982     $ 32,252     $ 18,956
                                                   ================================================

----------

(1) Reflects results of the Mississippi properties since the August 8, 2000 acquisition from Pinnacle Entertainment.

(2)   Reflect results of the CRC acquisition since April 28, 2001

(3) Primarily reflects intracompany transactions related to import/export simulcasting.

         Revenues for the three months ended September 30, 2001 increased by $58.4 million, or 67.2%, to $145.4 million in 2001 from $87.0 million in 2000. The Mississippi properties accounted for $18.5 million of the increase, while the CRC properties acquired on April 27, 2001 accounted for $26.4 million of the increase. Revenues increased at the Charles Town Entertainment Complex by $16.5 million, or 43.8%, to $54.2 million in 2001 from $37.7 million in 2000. Gaming revenue accounted for 85% of the increase at Charles Town due to an increase in the number of video lottery machines from 1,500 to 2,000 in 2001 and a change in machine mix from video voucher machines to coin-out machines. Revenues from the Pennsylvania racetracks and OTWs have decreased by $2.7 million due to a decrease in wagering and a Commonwealth of Pennsylvania supplement grant of $1.6 million received in 2000 that has not been received in 2001.

         Operating expenses for the three months ended September 30, 2001 increased by $50.0 million, or 68.6%, to $122.9 million in 2001 from $72.9 million in 2000. The Mississippi properties accounted for $15.6 million of the increase, while the CRC properties accounted for $20.1 million of the increase. Operating expenses increased at the Charles Town Entertainment Complex by $13.7 million, or 48.2% to $42.1 million in 2001 from $28.4 million in 2000. Operating expenses at the Pennsylvania racetracks and their OTWs increased by $.9 million in the year 2000. Corporate overhead increased by $1.4 million or 66.7% to $3.5 million in 2001 from $2.1 million in 2000. Net interest expense increased by $5.5 million to $11.1 million in 2001 from $5.6 million in 2000 due to the additional borrowings to fund the acquisitions of the Mississippi properties on August 7, 2000 and the CRC acquisition on April 27, 2001. Income before income taxes and extraordinary item for the three months ended September 30 increased by $2.6 million, or 28.0%, to $11.9 million in 2001 from $9.4 million in 2000 as a result of the above.

CHARLES TOWN ENTERTAINMENT COMPLEX

         Total revenues were $54.2 million for the three months ended September 30, 2001, an increase of $16.5 million, or 43.8%, from $37.7 million in 2000. Gaming revenues were $45.3 million for the three months ended September 30, 2001, an increase of $14.7 million, or 48.0%, from gaming revenues of $30.6 million for the comparable period in 2000. This increase was due in part to an increase in the total number of video lottery machines from 2,000 in 2001 compared to 1,500 in 2000 and expanded advertising and marketing campaigns in the Baltimore and Washington D.C. areas. Racing revenues were $5.9 million for the three months ended September 30, 2001, an increase of $0.4 million, or 7.3%, from $5.5 million in 2000. This increase was due to increase an increase in live race days and resulted in additional wagering of $13.5 million, or 32.8%, to $54.5 million. Other revenues were $1.9 million for the three months ended September 30, 2001, an increase of $0.2 million, or 11.8%, from other revenues of $1.7 million for the prior period. Other revenues include revenues from food, beverage, retail and commissions.

         Total operating expenses were $39.8 million for the three months ended September 30, 2001, an increase of $12.4 million, or 45.2%, from operating expenses of $27.4 million for the prior period. The increase was primarily due to an increase in gaming expense and related taxes of $9.2 million attributed to increased gaming revenues and a change in gaming legislation that resulted in the loss of the administrative fee refund. Salaries and wages increased by $1.7 million primarily due to additional labor associated with increased gaming units, gaming square footage, and expanded concession and dining capacities. Other direct costs increased due to the expanded capacity of the facility.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) was $14.3 million for the three months ended September 30, 2001, an increase of $4.0 million, or 38.8%, from EBITDA of $10.3 million for the same period in 2000.

MISSISSIPPI ACQUISITION

         The Casino Magic Bay St Louis and Boomtown Biloxi acquisitions were completed on August 8, 2000. For the three months ended September 30, 2001, Casino Magic Bay St. Louis had revenues of $22.7 million consisting mainly of gaming revenues. Operating expenses for Casino Magic totaled $19.7 million consisting of gaming ($11.4 million), other ($1.8 million), general and administrative ($4.7 million) and depreciation and amortization expense ($1.8 million). For the three months ended September 30, 2001, Boomtown Biloxi had revenues of $17.6 million consisting mainly of gaming revenues. Operating expenses for Boomtown totaled $15.5 million consisting of gaming ($7.1 million), other ($2.3 million), general and administrative ($4.8 million) and depreciation and amortization expense ($1.3 million). EBITDA for the Mississippi casinos totaled $8.2 million for the period. Our Mississippi casino operations have numerous competitors, many of which have greater name recognition and financial and marketing resources than we do. Competition in the Mississippi gaming markets is significantly more intense than the competition that our gaming operations face in Louisiana or West Virginia or our pari-mutuel operations face in Pennsylvania and New Jersey.

CRC ACQUISITION

         On April 27, 2001, we completed the CRC acquisition, which included the purchase of Casino Rouge in Baton Rouge, Louisiana and a management contract to operate Casino Rama in Orillia, Canada. For the three months ended September 30, 2001, Casino Rouge had revenues of $22.9 million consisting mainly of gaming revenues. Operating expenses for Casino Rouge totaled $19.5 million consisting of gaming ($10.9 million), other ($1.4 million), general and administrative ($5.3 million) and depreciation and amortization expense ($1.9 million). For the three months ended September 30, 2001, management fees from the Casino Rama management contract totaled $3.5 million for which there was $266,000 of operating expenses relating to the associated revenues. EBITDA for the CRC acquisition totaled $8.3 million for the period.

PENN NATIONAL RACE COURSE AND ITS OTW FACILITIES

         Penn National Race Course and its OTWs had revenues in 2001 of $14.6 million compared to $16.9 million in 2000, a decrease of $2.3 million or 13.6%. Included in 2000 revenues is a Commonwealth of Pennsylvania supplement grant of $1.0 million that has not been received in 2001. If the 2000 revenues were adjusted for this grant, the decrease in 2001 revenues would be $1.3 million, or 8.2%. Live racing revenues continues to lag behind last year in spite of an increasingly better field size. Average field size in 2001 for the third quarter was 8.0 horses compared to 7.07 horses in 2000. The events of September 11, 2001 caused the cancellation of two days of racing and a slowdown in revenues during the week following the tragedy. Operating expenses for the quarter were $12.9 million in 2001 compared to $13.9 million in 2000, a decrease of $1.0 million, or 7.2%. The decline in operating expenses was attributable primarily to the decline in revenues. EBITDA was approximately $1.7 million in 2001 compared to $3.0 million in 2000, a decrease of $1.3 million, or 43.3%.

POCONO DOWNS AND ITS OTW FACILITIES

         For the quarter ended September 30, 2001 Pocono Downs' revenue was $10.6 million compared to $11.0 million for the same period in 2000, a decrease of $0.4 million, or 3.7%. Included in 2000 revenues is a Commonwealth of Pennsylvania supplement grant of $0.6 million that was not received in 2001. The East Stroudsburg OTW was open for only two months in 2000; as a result, 2001 revenues were $0.3 million higher than in 2001. Live races, export simulcast and concessions revenues decreased $0.1 million to $2.5 million compared to $2.6 million for the same period the previous year. Import simulcast increased $0.3 million, or 4.1%, to $7.6 million in 2001 from $7.3 million in 2000.

         Operating expenses increased by approximately $0.2 million, or 2.6%, to $8.6 million in 2001 from $8.4 million in 2000. Operating and administrative expense increased $0.1 million to $2.3 million from $2.2 million. This increase was attributable to a full quarter of expenses in 2001 at the new East Stroudsburg OTW facility. EBITDA decreased 23.5% to $2.0 million in 2001 from $2.6 million in 2000.

CORPORATE OVERHEAD EXPENSES

         Corporate overhead expenses increased by $1.2 million, or 75.0%, to $2.8 million in 2001 from $1.6 million in 2000. Salaries and wages, payroll taxes, employee benefits, relocation expenses and office rent increased by $550,000 due to the addition of new staff at the corporate office to support the Mississippi and CRC acquisitions. Liability insurance increased by $120,000 due to increased limits for general liability, fiduciary and directors and officers liability insurance. Consulting and professional services increased by $250,000. Travel expenses increased by $200,000 due to supporting properties in Mississippi, Louisiana and Canada.

NEW JERSEY JOINT VENTURE

         We have an investment in Pennwood Racing, Inc., a joint venture with Greenwood Racing, Inc., that operates Freehold Raceway and, until May 2001, operated Garden State Park. Revenues of the joint venture decreased by $5.7 million to $8.5 million in 2001 from $14.3 million in 2000. Net income decreased by $0.7 million to $0.9 million in 2001 compared to $1.6 million in 2000 primarily due to the decrease in revenue and a decrease in expenses associated with running 35 live race days in 2001 compared to 55 live race days in 2000. In May 2001, the owners of Garden State Park completed the sale of the facility and the joint venture ceased operating Garden State Park. Our 50% share of net income was $0.5 million in 2001 compared to $0.8 million in 2000 and was recorded as other income on the income statement.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         The results of operations by property level for the nine months ended September 30, 2001 and 2000 are summarized below (in thousands):

                                                       REVENUES                           EBITDA
                                              ---------------------------         -------------------------
                                                2001               2000             2001             2000
                                                ----               ----             ----             ----
Charles Town Entertainment Complex .........  $ 143,283         $ 100,194         $ 38,971         $ 26,470
Casino Magic Bay St. Louis  (1) ............     67,823            12,362           14,908            2,417
Boomtown Biloxi(1) .........................     53,426             9,474           10,700            1,419
Casino Rouge (2) ...........................     38,934                --            9,351               --
Casino Rama Management Contract (2) ........      5,480                --            5,062               --
Penn National Race Course and its OTWs .....     45,386            49,939            6,065            8,537
Pocono Downs and its OTWs ..................     30,070            29,317            5,532            6,541
Pennwood Racing, Inc. ......................         --                --            2,020            2,244
Corporate eliminations (3) .................     (1,349)           (1.269)              --               --
Corporate operations .......................        372                --           (7,574)          (4,778)
Corporate operations CRC Holdings (2) ......         --                --             (403)              --
                                              -------------------------------------------------------------
      Total ................................  $ 383,425         $ 200,017         $ 84,632         $ 42,850
                                              =============================================================

----------

(1) Reflects results of the Mississippi properties since the August 8, 2000 acquisition from Pinnacle Entertainment.

(2)   Reflect results of the CRC acquisition since April 28, 2001.

(3) Primarily reflects intracompany transactions related to import/export simulcasting.

         Revenues for the nine months ended September 30, 2001 increased by $183.4 million, or 91.7%, to $383.4 million in 2001 from $200.0 million in 2000.
The Mississippi properties accounted for $99.4 million of the increase, while the CRC properties, which were acquired on April 27, 2001, accounted for $44.0 million of the increase. At the Charles Town Entertainment Complex revenues increased by $43.1 million, or 43.0%, to $143.3 million in 2001 from $100.2 million in 2000. Gaming revenue accounted for 85% of the increase at Charles Town due to an increase in the number of video lottery machines from 1,500 in 2000 to 2,000 in 2001, and a change in machine mix from video voucher machines to coin-out machines. Revenues from their Pennsylvania racetracks and OTWs have decreased by $3.8 million due to a decrease in wagering and a Commonwealth of Pennsylvania supplement grant of $1.6 million received in 2000 that has not been received in 2001.

         Operating expenses for the nine months ended September 30, 2001 increased by $158.0 million, or 94.1%, to $325.9 million from $167.9 million in 2000. The Mississippi properties accounted for $85.1 million of the increase and the CRC properties accounted for $34.5 million of the increase. Operating expenses increased at the Charles Town Entertainment Complex by $34.9 million, or 45.7%, to $111.2 million in 2001 from $76.3 million in 2000. Operating expenses at the Pennsylvania racetracks and their OTWs decreased by $0.3 million in the year 2000. Corporate overhead increased by $3.7 million or 59.7% to $9.9 million in 2001 from $6.2 million in 2000. Net interest expense increased by $20.1 million to $29.8 million in 2001 from $9.7 million in 2000 due to the additional borrowings to fund the acquisitions of the Mississippi properties on August 7, 2000 and the CRC acquisition on April 27, 2001. Income before income taxes and extraordinary item for the nine months ended September 30, 2001 increased by $3.0 million, or 19.0%, to $18.8 million from $15.8 million in 2000 as a result of the above.

CHARLES TOWN ENTERTAINMENT COMPLEX

         Total revenues were $143.3 million for the nine months ended September 30, 2001, an increase of $43.1 million or 43.0% from total revenues of $100.2 million for the nine months ended September 30, 2000. Gaming revenues were $121.5 million for the nine months ended September 30, 2001, an increase of $41.2 million, or 51.3%, from gaming revenues of $80.3 million for the same period in 2000. This increase was due to an increase in the total number of video lottery machines from 2,000 in 2001 compared to 1,500 in 2000, and expanded advertising and marketing campaigns in the Baltimore and Washington D.C. areas. Racing revenues were $16.6 million for the nine months ended September 30, 2001, an increase of $1.0 million or 6.4% from $15.6 million in 2000. This increase was due to additional live race days and export simulcasting days in 2001 that resulted in additional wagering of $27.3 million, or 23.7%, to $142.5 million. Other revenues, consisting mainly of concessions revenues, were $5.2 million for the nine months ended September 30, 2001, an increase of $0.9 million, or 20.9%, from other revenues of $4.3 million for the prior period. The increase in food and beverage was due to an increase in restaurant patrons by 127,524 patrons to 274,332 in 2001 from 146,808 for 2001 primarily attributable to the opening of the Sundance Cafe in November 2000 and expansion of the concession areas, dining room and buffet.

         Total operating expenses were $104.3 million for the nine months ended September 30, 2001, an increase of $30.6 million, or 41.5%, from operating expenses of $73.7 million for the prior period. The increase was due primarily to an increase in gaming expenses and related taxes of $22.9 million attributed to increased gaming and racing revenues and a change in gaming legislation that resulted in the loss of the administrative fee refund. Salaries and wages increased by $3.9 million primarily due to additional labor associated with increased gaming units, gaming square footage, and expanded concession and dining capacities. Other direct costs increased due to the expanded capacity of the facility.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) was $39.0 million for the nine months ended September 30, 2001, an increase of $12.5 million, or 47.2%, from EBITDA of $26.5 million for the comparable period in 2000.

MISSISSIPPI CASINOS

         The Casino Magic Bay St Louis and Boomtown Biloxi acquisitions were completed on August 8, 2000. For the nine months ended September 30, 2001, Casino Magic Bay St. Louis had revenues of $67.8 million consisting mainly of gaming revenues. Operating expenses for Casino Magic totaled $58.4 million consisting of gaming ($33.8 million), other ($5.0 million), general and administrative ($14.1 million) and depreciation and amortization expense ($5.5 million). For the nine months ended September 30, 2001, Boomtown Biloxi had revenues of $53.4 million consisting mainly of gaming revenues. Operating expenses for Boomtown totaled $46.2 million consisting of gaming ($21.6 million), other ($6.8 million), general and administrative ($14.2 million) and depreciation and amortization expense ($3.6 million). EBITDA for the Mississippi casinos totaled $17.4 million for the period. Our Mississippi casino operations have numerous competitors, many of which have greater name recognition and financial and marketing resources than we do. Competition in the Mississippi gaming markets is significantly more intense than the competition that our gaming operations face in Louisiana or West Virginia or our pari-mutuel operations face in Pennsylvania and New Jersey.

CRC ACQUISITION

         On April 27, 2001, we completed the CRC acquisition, which included the purchase of Casino Rouge in Baton Rouge, Louisiana and a management contract to operate Casino Rama in Orillia, Canada. For the period ended September 30, 2001, Casino Rouge had revenues of $38.9 million consisting mainly of gaming revenues. Operating expenses for Casino Rouge totaled $32.5 million consisting of gaming ($18.6 million), other ($2.1 million), general and administrative ($8.9 million) and depreciation and amortization expense ($2.9 million). For the period ended September 30, 2001, management fees from the Casino Rama management contract totaled $5.5 million for which there was approximately $0.4 million of operating expenses relating to the associated management fee revenues. EBITDA for the CRC properties totaled $14.0 million for the period.

PENN NATIONAL RACE COURSE AND ITS OTW FACILITIES

         Revenues at Penn National Race Course and its OTWs decreased approximately $4.5 million, or 9.1%, to $45.4 million in 2001 from $49.9 million in 2000. Included in 2000 revenues is a Commonwealth of Pennsylvania supplement grant of $1.0 million that was not received in 2001. The revenue decrease in 2001, adjusted for the grant, would have been $3.5 million, or 7.2%. Bad weather in the northeastern U.S. in early 2001 adversely impacted both live racing and simulcast attendance during that period. The loss of pools due to short fields in early 2001 also negatively effected both revenue and EBITDA. Attendance had started to return to last year's levels until the events of September 11, 2001. Expenses were approximately $39.3 million in 2001 compared to $41.4 million in 2000, a decrease of $2.1 million, or 5.1%. EBITDA was approximately $6.1 million in 2001 compared to $8.5 million in 2000, a decrease of $2.4 million, or 28.2%.

POCONO DOWNS AND ITS OTW FACILITIES

         For the nine months ended September 30, 2001, revenues at Pocono Downs were $30.1 million compared to $29.3 million for the same period 2000, an increase of $0.7 million or 2.4%. The increase was due primarily to the opening in 2000 of the East Stroudsburg OTW facility, which was in operation for nine months in 2001 compared to two months in 2000. East Stroudsburg OTW revenue was $2.7 million in 2001 compared to $0.6 million the previous year, an increase of $2.1 million. Included in 2000 revenues is a Commonwealth of Pennsylvania supplement grant of $0.6 million that was not received in 2001. The Pocono Downs racetrack, along with the Erie OTW, reported an increase in operating revenue from the previous year of $0.3 million, or 2.1%, while the other four established OTW reported an aggregate decrease in revenue from the previous year of $1.1 million, or 8.0%. The Allentown OTW accounted for the majority of the lost revenue with $0.8 million, or 9.0%, compared to the same period the previous year. This was offset by the Dial-a-Bet telephone account wagering operation (including the newly-opened internet operating unit, eBetUSA) which registered an increase in wagering of $2.4 million, or 22%, to $13.3 million compared to $10.9 million for the same period previous year.

         Expenses increased by $1.7 million, or 7.7%, to $24.5 million in 2001 from $22.8 million in 2000. Other operating expenses, administrative expense and concessions expenses increased $0.8 million to $8.8 million compared to $8.0 million for the same period last year. This increase was attributable in part to a full quarter of expenses in 2001 at the new East Stroudsburg OTW facility. Expenses directly related to revenues, such as purse expenses, simulcast expenses and pari-mutuel taxes, increased $0.7 million, or 6.4%, to $11.6 million in 2001, compared to $10.9 million in 2000. EBITDA decreased by $1.0 million to $5.5 million in 2001 from $6.5 million in 2000.

CORPORATE OVERHEAD EXPENSES

         Corporate overhead expenses increased by $2.8 million or 58.3% to $7.6 million in 2001 from $4.8 million in 2000. Salaries and wages, payroll taxes, employee benefits, relocation expenses and office rent increased by $1.6 million due to the addition of new staff at the corporate office to support the Mississippi and CRC acquisitions. Liability insurance increased by $.4 million due to increased limits for general liability, fiduciary and directors and officers liability insurance. Consulting and professional services increased by $0.4 million. Travel expenses increased by $0.4 million due to supporting properties in Mississippi, Louisiana and Canada.

NEW JERSEY JOINT VENTURE

         We have an investment in Pennwood Racing, Inc., a joint venture with Greenwood Racing, Inc., that operates Freehold Raceway and, until May 2001, operated Garden State Park. Revenues of the joint venture decreased by $8.3 million to $36.8 million in 2001 from $45.1 million in 2000. Net income decreased by $0.5 million to $4.5 million in 2001 compared to $4.0 million in 2000 primarily due to the decrease in revenue and a decrease in expenses associated with running 148 live race days in 2001 compared to 184 live race days in 2000. In May 2001, the owners of Garden State Park completed the sale of the facility and the joint venture ceased operating Garden State Park. Our 50% share of net income was $2.0 million in 2001 compared to $2.2 million in 2000 and was recorded as other income on the income statement.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of securities.

         Net cash provided by operating activities was $55.6 million for the nine months ended September 30, 2001. This consisted of net income and non-cash items ($44.6 million), earnings from joint venture ($2.0 million), an increase in deferred income taxes ($3.8 million), a decrease in current assets ($0.1 million) and an increase in current liabilities ($9.1 million) related to the normal course of business, net of the CRC acquisition on April 27, 2001.

         Cash flows used in investing activities totaled $199.9 million for the nine months ended September 30, 2001. Expenditures for property, plant, and equipment totaled $ 23.0 million and included new hotel construction at Casino Magic ($8.2 million), new gaming equipment at Casino Magic ($2.7 million), new gaming equipment and slot system at Boomtown ($3.5 million), land and building acquisitions at Charles Town ($1.0 million), the OK Corral video lottery machine center at Charles Town ($0.6 million), property additions at Charles Town ($0.3 million), parking garage and expansion at Charles Town ($0.4 million), building and design of a steak house at Casino Rouge ($1.5 million), other small projects ($0.7 million) and maintenance capital expenditures ($4.1 million). The CRC acquisition totaled $182.9 million. Cash received from the joint venture totaled $1.2 million. Cash in escrow decreased by $4.6 million as a result of the closing of the CRC acquisition on April 27, 2001.

         Cash flows from financing activities provided net cash flow of $157.4 million for the nine months ended September 30, 2001. Aggregate proceeds from the issuance of senior subordinated notes were $200.0 million, a portion of which were used to pay financing costs associated with the issuance ($6.9 million). Principal payments on long-term debt under our existing credit facility, net of additional borrowings on the revolving line of credit, were $40.6 million. Proceeds from the exercise of stock options totaled $4.9 million.

CAPITAL EXPENDITURES

         The table below summarizes our planned capital expenditures, other than maintenance capital expenditures, by property level, for 2001-2002 (in thousands). However, we continue to assess and refine our capital expenditure plans at each property; the projects ultimately completed and the costs of such projects may differ from our current expectations described below.

                                                 ESTIMATED      EXPENDITURES
                                                  BUDGET          THROUGH
   PROPERTY                                      2001-2002    SEPTEMBER 30, 2001
   --------                                      ---------    ------------------
   Charles Town Entertainment Complex           $   50,000        $   2,221
   Casino Magic Bay St. Louis                       37,500            8,936
   Boomtown Biloxi                                   2,000            2,000
   Casino Rouge                                      2,000            1,487
   Pennsylvania Racetracks and OTW's                   800              800
                                                ------------------------------
     Total                                      $   92,300        $  15,444
                                                ------------------------------


          At our Charles Town facility, we expect to spend approximately $50.0 million in 2001 and 2002 on capital expenditures. In November 2001, we began construction of a 1,500 space structured parking facility, at an estimated cost of $12.0 million. We are considering the expansion of the gaming and entertainment facility at Charles Town to accommodate additional gaming machines at an estimated cost of between $35.0 and $40.0 million. Depending upon future market conditions in the West Virginia gaming market, we will continue to evaluate our plan to build a 300-room hotel at Charles Town.

         At Casino Magic Bay St. Louis, our capital expenditures in 2001 and 2002 are anticipated to be approximately $37.5 million. We have completed the renovation to the existing buffet restaurant and have begun construction on a 300-room hotel with meeting and conference facilities, three new restaurant ventures and renovations to the gaming floor, at an estimated cost of $33.0 million.

         At the Boomtown Biloxi property, we do not expect to incur significant capital expenditures. However, we are presently exploring a buy-out of the existing ground lease at the Boomtown Biloxi property; if we are successful, we would consider additional expansion opportunities, which could include structured parking at the facility and a hotel. At Casino Rouge and our Pennsylvania racetracks and OTW's we do not expect to incur significant capital expenditures.

SENIOR SUBORDINATED NOTES

         On March 12, 2001, we completed a private placement of $200 million in aggregate principal amount of 11 1/8% of Senior Subordinated Notes due March 1, 2008. The proceeds of the notes were used, in part, to complete the acquisition of CRC Holding, Inc. and the minority interest in Louisiana Casino Cruises, Inc. not owned by CRC. The Senior Subordinated Notes rank equally with our other senior indebtedness and junior to our senior debt, including debt under our senior secured credit facility. The Senior Subordinated Notes are guaranteed by all of our current and future wholly owned domestic subsidiaries.

OUTLOOK

         Based on our current level of operations, and anticipated revenue growth, we believe that cash generated from operations and amounts available under our credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, especially in light of the current economic environment, or that future borrowings will be available under our credit facility or otherwise will be available to enable us to service our indebtedness, including the credit facility and the notes, to retire or redeem the notes when required or to make anticipated capital expenditures. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. We may need to refinance all or a portion of our debt on or before maturity. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         On December 20, 2000, and August 3, 2001 we entered into two interest rate swap agreements with financial institutions in the notional amount of $136 million. The interest rate swap agreements hedges our exposure on our outstanding floating rate obligations, which were $268,678,500 at September 30, 2001. The purpose of the interest rate swaps are to convert a portion of our floating rate interest obligations to obligations having a fixed rate of 5.835% and 4.8125% plus an applicable margin up to 4.00% per annum through June 30, 2004. The fixing of interest rates reduces in part our exposure to the uncertainty of floating interest rates. The differentials paid or received by us on the interest rate swap agreement is recognized as adjustments to interest expense in the period incurred. For the nine months ended September 30, 2001, interest expense increased by approximately $875,000 as a result of the interest rate swap agreements. We are exposed to credit loss in the event of nonperformance by our counter party to the interest rate swap agreement. We do not anticipate nonperformance by such financial institution, and no material loss would be expected from the nonperformance by such financial institution. Our interest rate swap agreements expires in December 2003 and June 2004.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         SHOWBOAT LITIGATION

         As previously disclosed in our Exchange Act filings, in 1997 we acquired our Charles Town Races property in Charles Town, West Virginia, by exercising an option held by Showboat Development Company, now a wholly-owned subsidiary of Harrah's Entertainment, Inc. In return for assigning the option, Showboat retained the right to operate a casino at the Charles Town Races property in return for a management fee, to be negotiated at the time of exercise, based on reasonable rates for similar properties. The express terms of the Showboat option do not specify what activities at Charles Town Races would constitute operation of a casino. As previously disclosed, we believe that our installation and operation of video lottery terminals linked to the West Virginia Lottery at the Charles Town Races facility does not constitute the operation of a casino under the Showboat option or under West Virginia law and therefore does not trigger Showboat's right to exercise the Showboat option. The rights under the showboat option extend until November 2001.

         On August 20, 2001, we were served with a lawsuit brought by Showboat Development Company against us and certain other parties related to the Charles Town Races facility. The suit alleges, among other things, that the our operation of coin-out video lottery terminals at the Charles Town facility constitutes the operation of a casino, thereby triggering Showboat's option. The suit also alleges that our March 2000 acquisition of the 11% minority interest in Charles Town Races from BDC Group, our former joint venture partner, was made in violation of a right of first refusal that Showboat holds from BDC covering the sale of any interest in any casino at Charles Town Races. We have filed a motion to dismiss this action in federal court in Nevada and, in the alternate, a motion to transfer the case to the state of West Virginia. We believe that each of Showboat's claims is without merit, and we intend to vigorously defend ourselves against them.

         OTHER

         In July 2001, a lawsuit was filed against us by certain surveillance employees at the Charles Town facility claiming that our surveillance of those employees during working hours was improper. The lawsuit claims damages of $7.0 million and punitive damages of $14.0 million. We currently are conducting discovery in the case but, at this time, believes that all of the claims of the employees are without merit. We intend to vigorously defend ourselves against this action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

         We filed the following Current Report on Form 8-K during the third quarter 2001:

         On August 23, 2001, we filed a Current Report on Form 8-K that described a lawsuit brought by Showboat Development Company against us and certain other parties related to the Charles Town Races property.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PENN NATIONAL GAMING, INC.



NOVEMBER 13, 2001                             By: /S/ WILLIAM  J. CLIFFORD
-----------------                                 -----------------------------
                                                  William J. Clifford
                                                  Chief Financial Officer