Form 10-K
period 2001-12-31
PENN NATIONAL GAMING INC
filed 2002-03-29
CIK 921738

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-24206

Penn National Gaming, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of Incorporation or Organization)	23-2234473 (I.R.S. Employer Identification No.)
Wyomissing Professional Center 825 Berkshire Blvd., Suite 200
Wyomissing, Pennsylvania (Address of principal executive offices)	19610 (Zip Code)

Registrant's telephone number, including area code: (610) 373-2400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        YES ☒.    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $526,252,961. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on March 19, 2002. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

        The number of shares of the registrant's Common Stock outstanding as of March 19, 2002 was 19,309,050.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its 2002 annual meeting of shareholders are incorporated by reference into Part III.

        This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "expects," "intends," "may," "will," "should" or "anticipates" or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

  •
  our expectations of future results of operations or financial condition;

  •
  our expectations for our properties and the facility that we manage in Canada;

  •
  the timing, cost and expected impact on our market share and results of operations of our planned capital expenditures;

  •
  the timing of completion of our acquisition of Bullwhackers casino;

  •
  the impact of our regional diversification;

  •
  our expectations with regard to further acquisitions and the integration of any companies we may acquire;

  •
  the outcome and financial impact of the litigation in which we are involved;

  •
  the actions of regulatory authorities with regard to our business and the impact of any such actions;

  •
  the expected effect of regulatory changes that we are pursuing; and

  •
  expectations of the continued availability of capital resources.

        Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about us and our subsidiaries and, accordingly, we cannot assure you that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

  •
  capital projects at our gaming and pari-mutuel facilities;

  •
  the activities of our competitors;

  •
  the existence of attractive acquisition candidates;

  •
  our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses;

  •
  our dependence on key personnel;

  •
  the maintenance of agreements with our horsemen and pari-mutuel clerks;

  •
  the risk factors and other risks and uncertainties described in this document and from time to time in our filings with the Securities and Exchange Commission; and

  •
  other risks and uncertainties that have not been identified at this time.

        All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur.

PART I

ITEM 1. BUSINESS

Overview

        We are a leading diversified, multi-jurisdictional owner and operator of gaming properties, as well as horse racetracks and associated off-track wagering facilities, which we refer to in this document as our pari-mutuel operations. We own or operate five gaming properties located in West Virginia, Mississippi, Louisiana and Ontario, Canada that are focused primarily on serving customers within driving distance of our properties. We also own two racetracks and eleven off-track wagering facilities in Pennsylvania. We believe our portfolio of assets provides us with diversified cash flow. We intend to pursue the expansion of our gaming operations through both the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties in attractive regional markets.

        In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the introduction of video lottery terminals at our Charles Town Entertainment Complex. In 1999, we expanded our offerings at Charles Town with the introduction of reel-spinning, coin-in/coin-out machines. We continued our transition through a series of strategic acquisitions in four different regional markets. In August 2000, we acquired Casino Magic Bay St. Louis in Bay St. Louis, Mississippi and Boomtown Biloxi in Biloxi, Mississippi for an aggregate purchase price of approximately $200 million and, in April 2001, we acquired Casino Rouge in Baton Rouge, Louisiana and the management contract for Casino Rama in Orillia, Ontario, Canada for approximately $180 million. In addition, we have signed an agreement to acquire the operations of Bullwhackers Casino, the adjoining Bullpen Sports Casino and Silver Hawk Saloon and Casino in Black Hawk, Colorado. We are also in the process of implementing significant capital improvement plans at Charles Town and Bay St. Louis. These projects include the construction of additional floor space and a parking facility at Charles Town and the development of an additional hotel in Bay St. Louis. We believe these projects will broaden the customer appeal of these properties.

        The following table summarizes certain features of our owned or leased properties and our managed facility as of March 15, 2002:

Property	Location	Type of Facility	Gaming Square Footage	Gaming Machines	Table Games
Owned or Leased:
Charles Town Entertainment Complex	Charles Town, WV	Land-based gaming/ Thoroughbred racing	50,000	2,000	—
Casino Magic Bay St. Louis	Bay St. Louis, MS	Dockside gaming	39,500	1,138	36
Boomtown Biloxi	Biloxi, MS	Dockside gaming	33,600	1,171	22
Casino Rouge	Baton Rouge, LA	Dockside gaming	28,000	1,029	38
Penn National Race Course(1)	Harrisburg, PA	Thoroughbred racing	—	—	—
Pocono Downs(1)	Wilkes-Barre, PA	Harness racing	—	—	—
Operated:
Casino Rama	Orillia, Ontario	Land-based gaming	75,000	2,172	122

Totals			226,100	7,510	218

(1)
In addition to our racetracks, Penn National Race Course and Pocono Downs operate six and five off-track wagering facilities, respectively, located throughout Pennsylvania.

        Charles Town Entertainment Complex.    The Charles Town Entertainment Complex in Charles Town, West Virginia features 2,000 gaming machines, a thoroughbred racetrack, simulcast wagering, entertainment and dining. The facility is located within driving distance of Baltimore, Maryland and Washington, D.C. and is a leading gaming property serving the area. There is a total population of approximately 3.1 million and 10.0 million persons within a 50 and 100-mile radius, respectively, of the property. We have experienced strong growth at the facility and have increased the number of gaming machines from 400 in September 1997 to their current levels. A change in law in March 2001 increased the maximum per pull wagering limit on the machines from $2 to $5. We have undertaken a number of initiatives to drive growth at this property. In November 2000, we expanded the gaming area to over 50,000 square feet and opened a 150-seat restaurant and bar. We also have begun construction of a 1,500-space structured parking facility that is expected to open in the second quarter of 2002 and we are expanding the gaming floor space to accommodate additional gaming machines and patrons. The first phase of our expansion will add 41,000 square feet of space and will enable us to install 500 additional gaming machines. We expect to complete this phase of the expansion in July 2002. On February 28, 2002, the West Virginia Lottery Commission approved our request to add up to 1,500 additional gaming machines at Charles Town. We expect to install 500 machines in 2002 and an additional 1,000 machines in 2003, for a total of 3,500 machines.

        Casino Magic Bay St. Louis.    Casino Magic Bay St. Louis offers approximately 39,500 square feet of gaming space, with approximately 1,138 slot machines and 36 table games. The facility is located in the Gulf Coast gaming market and is within driving distance of New Orleans, Louisiana, Mobile, Alabama and other cities in the Southeast. The property includes a 201-room hotel with banquet and meeting space, 1,800-seat arena, 18-hole Arnold Palmer-designed championship golf course, steak and seafood restaurant, a buffet-style restaurant and a live entertainment lounge. We are constructing a 300-room hotel with conference facilities, which we expect to open in the late second quarter of 2002. The hotel, which is attached to the casino, will be comprised of 236 deluxe rooms, 46 junior suites and 9 one-bedroom suites with attached parlors. We believe the new hotel will enable us to enhance our status as a regional destination property.

        Boomtown Biloxi.    Boomtown Biloxi, also located in the Gulf Coast gaming market, offers approximately 33,600 square feet of gaming space, with 1,171 slot machines and 22 table games, as well as other gaming amenities including a full service buffet/menu service restaurant, 120-seat deli-style restaurant, full-service bakery, western dance hall/cabaret and 20,000-square foot family entertainment center. We believe that the property offers a relaxed and friendly environment and has a broad and loyal customer base. There is an adult population of approximately 665,000 and 2.2 million persons within a 50 and 100-mile radius, respectively, of the Gulf Coast market.

        Casino Rouge.    Casino Rouge is one of two dockside riverboat gaming facilities operating in Baton Rouge, Louisiana. The property features a four-story, 47,000-square foot riverboat casino, replicating a nineteenth century Mississippi River paddlewheel steamboat, and a two-story, 58,000-square foot dockside embarkation building. The riverboat features approximately 28,000 square feet of gaming space, 1,029 gaming machines and 38 table games and has a capacity of 1,800 customers. The dockside embarkation facility offers a variety of amenities, including a steakhouse, a 268-seat buffet, food and bar service, lounge areas, meeting and planning space and a gift shop. There is an adult population of approximately 650,000 and 2.3 million persons within a 50 and 100-mile radius, respectively, of the Baton Rouge market.

        Casino Rama.    We operate Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. Casino Rama, located on the lands of the Mnjikaning First Nation, is approximately 90 miles north of Toronto, Canada, and has approximately 75,000 square feet of gaming space, 2,172 gaming machines and 122 table games. A 5,000-seat entertainment facility opened in July 2001 and a 300-room hotel currently is under construction at the property and is expected to open in the second quarter of 2002. We have not and are not required to commit any of our capital to these projects. Under our operating agreement, which expires in 2011, we are entitled to a base fee equal to two percent of gross revenue of the casino and an incentive fee equal to five percent on the casino's net operating profit.

        Penn National Race Course, Pocono Downs and Other Pari-Mutuel Assets.    In addition to our gaming facilities, we own and operate Penn National Race Course, located outside of Harrisburg, one of two thoroughbred racetracks in Pennsylvania, and Pocono Downs, located outside of Wilkes-Barre, one of two harness racetracks in Pennsylvania. There is a total population of approximately 2.2 million persons within a 50-mile radius of Penn National Race Course. There is a total population of approximately 1.5 million persons within a 50-mile radius of Pocono Downs. In addition to our racetracks, we operate eleven off-track wagering facilities, or OTWs, in Pennsylvania and hold a 50% interest in Pennwood Racing, Inc., a joint venture that owns and operates Freehold Raceway in New Jersey.

        In August 2001, we entered into a definitive agreement to acquire the operations of Bullwhackers Casino in Black Hawk, Colorado for $6.5 million cash. The Bullwhackers properties include 20,700 square feet of gaming space, 1,002 slot machines, 16 table games and a 475-car parking area. The properties are located on leased land as well as 3.25 acres of land included in the acquisition, much of which is utilized for parking. We expect to close the acquisition in the second quarter of 2002.

        We are the successor to several businesses that have operated the Penn National Race Course since 1972. We were incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted our present name in 1994. Our principal executive offices are located in the Wyomissing Professional Center, 825 Berkshire Boulevard, Suite 200, Wyomissing, Pennsylvania 19610; our telephone number is (610) 373-2400.

Recent Developments

Equity Offering

        On February 20, 2002, we completed a public offering of 4,600,000 shares of our common stock at a public offering price of $30.50 per share. Of the common shares sold in the offering, 3,350,000 shares were sold by us and 1,250,000 shares were sold by The Carlino Family Trust, a related party. We have used the net proceeds from the offering, totaling approximately $96.1 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under the existing senior secured credit facility. We did not receive any proceeds from the offering by The Carlino Family Trust.

8 7/8% Senior Subordinated Notes due 2010

        On February 28, 2002, we completed a public offering of $175.0 million of our 8 7/8% senior subordinated notes due 2010. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2002. The 8 7/8% notes mature on March 15, 2010. As of February 28, 2002, all of the principal amount of the 8 7/8% notes are outstanding. We have used the net proceeds from this offering, totaling approximately $170.5 million after deducting underwriting discounts and related expenses to repay term loan indebtedness under the existing senior secured credit facility.

        We may redeem all or part of the 8 7/8% notes on or after March 15, 2006 at certain specified redemption prices. Prior to March 15, 2005, we may redeem up to 35% of the 8 7/8% notes from proceeds of certain sales of our equity securities. The 8 7/8% notes also are subject to redemption requirements imposed by state and local gaming laws and regulations.

        The 8 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of our current and future wholly-owned domestic subsidiaries. The 8 7/8% notes rank equally with our existing and any future senior subordinated debt, including our existing 11 1/8% senior subordinated notes, and junior to our senior debt, including debt under our senior credit facility. In addition, the 8 7/8% notes will be effectively junior to any indebtedness of our non-U.S. or unrestricted subsidiaries, none of which have guaranteed the 8 7/8% notes.

Showboat Litigation Settlement

        On February 13, 2002, Showboat Development Company filed a lawsuit against us in the United States District Court for the Eastern District of Pennsylvania. The substance of this lawsuit is substantially similar to Showboat's previous claim filed in the United States District Court of Nevada, which was dismissed for lack of personal jurisdiction on January 25, 2002. That suit, filed in July 2001, alleged, among other claims, that the operation of our Charles Town facility constitutes the operation of a casino, thereby triggering an option Showboat holds to manage a casino at the facility. On March 28, 2002, Penn National and Showboat agreed to settle all litigation related to this matter. Under the settlement, we agreed to make a one-time payment of $1.0 million to Showboat, which was recognized in general and administrative expenses in our operating results for the fourth quarter of 2001.

The Charles Town Entertainment Complex

        The Charles Town Entertainment Complex in Charles Town, West Virginia features 2,000 gaming machines, a thoroughbred racetrack, simulcast wagering, entertainment and dining. The facility is approximately a 60-minute drive from Baltimore and a 70-minute drive from Washington, D.C. and is a leading gaming property serving the area. There is a total population of approximately 3.1 million and 10.0 million persons within a 50 and 100-mile radius, respectively, of the property. We have experienced strong growth at the facility in recent years and have increased the number of gaming machines from 400 in September 1997 to their current levels. On February 28, 2002, the West Virginia Lottery Commission approved our request to add up to 1,500 additional gaming machines at Charles Town. A change in law in April 2001 increased the maximum per pull wagering limit on the machines from $2 to $5. We have undertaken a number of initiatives to drive growth at this property. In November 2000, we expanded the gaming area to over 50,000 square feet and opened a 150-seat restaurant and bar. We also have begun construction of a 1,500-space structured parking facility that is expected to open in the second quarter of 2002 and we are expanding the gaming floor space to accommodate additional gaming machines and patrons. The first phase of our gaming floor expansion, which we expect to complete in July 2002, will add 41,000 square feet of space and will enable us to install 500 additional gaming machines. We expect to install an additional 1,000 machines in 2003, for a total of 3,500 machines.

        Of the 2,000 machines at December 31, 2001, approximately 1,500 machines are coin-out, spinning-reel and video gaming machines. The remaining gaming machines are dollar bill-fed video gaming machines that replicate traditional spinning reel gaming machines and video card games, such as blackjack and poker. We intend to convert some or all of the video gaming machines to coin-out, spinning-reel machines and expect to add 1,500 gaming machines over the next two years.

        Our marketing efforts at the Charles Town Entertainment Complex include print and radio advertising and are focused on the Washington, D.C., Baltimore, Maryland, Northern Virginia, Eastern West Virginia and Southern Pennsylvania markets. In 1999, we installed a computerized player tracking system called Player's ChoiceSM at the Charles Town Entertainment Complex. This system has helped to further refine our marketing efforts and our database now consists of approximately 188,000 players as of March 13, 2002. Our marketing efforts also include a bus program and cash and merchandise give-aways.

Casino Magic Bay St. Louis

        Casino Magic Bay St. Louis and Boomtown Biloxi (described below) operate in the established Mississippi Gulf Coast Gaming market. Gross casino gaming revenues on the Mississippi Gulf Coast totaled approximately $1,151 million and $1,110 million in 2001 and 2000, respectively. The Mississippi Gulf Coast has a long tradition as a vacation destination and it draws an estimated two million visitors annually, primarily from Louisiana, Mississippi, Alabama, Florida and Georgia. Approximately

0.6 million and 2.2 million adult persons live within a 50-mile and 100-mile radius, respectively, of the Gulf Coast and average household income in these areas is more than 80% of the U.S. average. The Gulf Coast area also boasts a local population of over 200,000 adult persons.

        Casino Magic Bay St. Louis commenced operation in September 1992 as the first dockside casino in Mississippi to operate on a barge rather than a traditional riverboat. The casino is located on a 17-acre marina with the adjoining land-based facilities situated on 591 acres. Casino Magic Bay St. Louis offers approximately 39,500 square feet of gaming space, with approximately 1,138 slot machines and 36 table games. The three story land-based building houses a steak and seafood restaurant, buffet-style restaurant, café, gift shop and live entertainment lounge. The property has a 201-room hotel that includes 24 suites, banquet and meeting space and an outdoor pool. The Casino Magic Bay St. Louis complex also includes an 1,800-seat arena for concerts and sporting events, a 100-space recreational vehicle park, a child entertainment center, and the Bridges Golf Resort, an 18-hole Arnold Palmer-designed championship golf course that includes a clubhouse, pro shop, and a casual dining restaurant.

        We have begun a number of focused enhancements to the Casino Magic Bay St. Louis property. We began construction in April 2001 of a 300-room hotel with conference facilities, which we expect to open in the late second quarter of 2002. The hotel, which is attached to the casino, will be comprised of 236 deluxe rooms, 46 junior suites and 9 one-bedroom suites with attached parlors. We believe that the new hotel will enhance mid-week business at the facility and will geographically extend the casino's target market. We also have begun construction of three new restaurant venues, renovations to the existing buffet restaurant and adding certain amenities to the gaming floor. We believe that with these enhancements and the existing golf course, Casino Magic Bay St. Louis, is evolving into a complete overnight destination resort with the broadest offering of amenities on the Gulf Coast.

        Casino Magic Bay St. Louis is located 1.5 miles north of U.S. Highway 90, approximately nine miles south of Interstate 10, the main thoroughfare connecting New Orleans, Louisiana and Mobile, Alabama.

Boomtown Biloxi

        Boomtown Biloxi, also located in the Gulf Coast gaming market, offers approximately 33,600 square feet of gaming space, with 1,171 slot machines and 22 table games, as well as other gaming amenities including a full service buffet/menu service restaurant, 120-seat deli-style restaurant, full-service bakery, western dance hall/cabaret and 20,000-square foot family entertainment center. Boomtown Biloxi commenced operations in July 1994 and occupies nine acres on Biloxi, Mississippi's historic Back Bay. The dockside property consists of a land-based facility which houses all non-gaming operating space and an approximately 33,600 square foot casino constructed on a 400 by 100-foot barge permanently moored to the land-based building. There is approximately 14,000 square feet on the barge that remains available for development. We believe that the property offers a relaxed and friendly environment and has a broad and loyal customer base.

        Boomtown Biloxi offers gaming and entertainment amenities to primarily middle income, value-oriented customers. The casino has an "old west" theme with western memorabilia in its interior decor, country/western music and employees dressed in western attire. We believe that the property offers a relaxed and friendly environment and has a broad and loyal customer base. We intend to continue to focus on this target market by providing moderately priced, high value amenities and by utilizing a broad array of marketing programs, including charter flights and bus programs, among others.

        Boomtown Biloxi is located one-half mile from Interstate 110, the main highway connecting Interstate 10 and the Gulf of Mexico. Interstate 10 is the main thoroughfare connecting New Orleans, Louisiana and Mobile, Alabama. According to the Mississippi Department of Transportation, over 12 million vehicles travel past the Boomtown Biloxi site on Interstate 110 each year. The site is easily accessible by car when approaching from the north due to its immediate proximity to the Interstate 110 spur from Interstate 10, which provides the bulk of traffic to the Gulf Coast region. Boomtown Biloxi is constructed in the Back Bay and is one of the first casinos visible to auto traffic traveling south on Interstate 110.

        We have an exclusive license to use the Boomtown Biloxi name, logo and internet world wide web address. The term of the license is contingent upon certain events, but in no event will it be for less than two years from August 2000. If our license to use the Boomtown Biloxi name expires, we would have to identify an alternative name for this casino.

Casino Rouge

        Casino Rouge is one of two dockside riverboat gaming facilities operating in Baton Rouge, Louisiana. The property opened in 1994 and features a four-story, 47,000-square foot riverboat casino, replicating a nineteenth century Mississippi River paddlewheel steamboat, and a two-story, 58,000-square foot dockside embarkation building. The riverboat features approximately 28,000 square feet of gaming space, 1,029 gaming machines and 38 table games and has a capacity of 1,800 customers. The dockside embarkation facility offers a variety of amenities, including a steakhouse, a 268-seat "International Marketplace Buffet," an array of food, bar service and lounge areas, meeting and planning space and a gift shop. All of the facilities are open seven days a week, 24 hours a day. For fiscal year 2001, Casino Rouge's share of the Baton Rouge gaming market was approximately 55% of casino revenues, as reported by the Louisiana Gaming Control Board.

        The 23-acre site is located on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District less than one-quarter mile from the state capital complex. The site is within approximately one mile of both Interstate 10 and Interstate 110, two major highways in the area. In addition, the site has convenient parking for approximately 1,650 cars adjacent to the embarkation facility. There is an adult population of approximately 650,000 and 2.3 million persons within a 50 and 100-mile radius, respectively, of the Baton Rouge market

Casino Rama

        CHC Casinos Canada Limited, our wholly-owned subsidiary, operates Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. Casino Rama, located on the lands of the Mnjikaning First Nation, is approximately 90 miles north of Toronto, Canada, and has approximately 75,000 square feet of gaming space, 2,172 gaming machines and 122 table games. A 5,000-seat entertainment facility opened in July 2001 and a 300-room hotel currently is under construction at the property and is expected to open in the second quarter of 2002. The majority of the capital necessary for this expansion has been and will be financed by an affiliate of the Mnjikaning First Nation to be repaid out of the revenue of Casino Rama pursuant to the terms of the Development and Operating Agreement. We have not and are not required to commit any of our capital to these projects.

        The Development and Operating Agreement under which CHC Casinos operates the facility sets out the duties, rights and obligations of CHC Casinos. As the operator, CHC Casinos is entitled to a base fee equal to two percent of gross revenues of the casino and an incentive fee equal to five percent on the casino's net operating margin. The agreement terminates on July 31, 2011, unless otherwise terminated earlier in accordance with the termination provisions of the Development and Operating Agreement. The Ontario Lottery and Gaming Corporation has the option to extend the term of the Development and Operating Agreement and CHC Casinos' appointment as operator for two successive periods of five years commencing on August 1, 2011.

Racing and Pari-Mutuel Operations

        Our racing and pari-mutuel revenues are derived from:

  •
  wagering on our live races at our racetracks, at our OTWs, at other Pennsylvania racetracks and their OTWs and through telephone account wagering, as well as wagering at our racetracks on certain stakes races run at out-of-state racetracks;

  •
  wagering on full-card import simulcasts at our racetracks and OTWs and through telephone account wagering; and

  •
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

Live Racing

        Penn National Race Course.    Penn National Race Course is located on approximately 225 acres approximately 15 miles northeast of Harrisburg, 100 miles west of Philadelphia and 200 miles east of Pittsburgh. There is a total population of approximately 1.4 million persons within a radius of approximately 35 miles around Penn National Race Course and approximately 2.2 million persons within a 50-mile radius. The property includes a one-mile all-weather, lighted thoroughbred racetrack and a 7/8-mile turf track. The property also includes approximately 400 acres surrounding Penn National Race Course that are available for future expansion or development.

        Pocono Downs.    Pocono Downs is located on approximately 400 acres in Plains Township, outside Wilkes-Barre, Pennsylvania. There is a total population of approximately 785,000 persons within a radius of approximately 35 miles around Pocono Downs and approximately 1.5 million persons within a 50-mile radius. The property includes a 5/8-mile all-weather, lighted harness track.

        Charles Town Races.    Charles Town Races at the Charles Town Entertainment Complex is located on a portion of a 250-acre parcel in Charles Town, West Virginia. The property includes a 3/4-mile all-weather, lighted thoroughbred racetrack. The property surrounding the Charles Town Entertainment Complex, including the site of the former Shenandoah Downs Racetrack, is available for future expansion or development. In addition, we have a right of first refusal for an additional 250 acres that are adjacent to the Charles Town Entertainment Complex.

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

        We have been transmitting simulcasts of our races to other wagering locations and receiving simulcasts of races from other locations for wagering by our customers at our facilities year-round for more than seven years. During the year ended December 31, 2001, we received import simulcasts from approximately 100 racetracks, including premier racetracks such as Belmont Park, Church Hill Downs, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga and transmitted export simulcasts of our races to approximately 300 locations.

        Telephone Account Wagering/Internet Wagering

        In 1983, we pioneered Telebet™, Pennsylvania's first telephone account wagering system. A Telebet customer opens an account by depositing funds with us. Account holders can then place wagers by telephone on Penn National races and import simulcast races to the extent of the funds on deposit in the account; any winnings are posted to the account and are available for withdrawal or future wagers. In December 1995, Pocono Downs instituted Dial-A-Bet™, a similar telephone account betting system.

        eBetUSA.com, Inc., our wholly owned subsidiary, is a closed-loop, subscriber-based system that operates a pari-mutuel wagering platform across the Internet. eBetUSA.com operates in selected jurisdictions with the approval of the Pennsylvania State Horse Racing Commission and the Pennsylvania State Harness Racing Commission. The website technology is provided under a license agreement with eBet Limited of Australia.

        In April 2001, we entered into an agreement with Playboy.com, Inc., a wholly owned subsidiary of Playboy Enterprises, Inc., to develop PlayboyRacingUSA.com, an online pari-mutuel horseracing wagering site. Under the terms of the agreement, we are responsible for day-to-day operations of the site and Playboy will be responsible for marketing related services, user interface and design. The site began operations in the third quarter of 2001 and is licensed and operated in Pennsylvania. Bettors from around the world will be able to access the site, however, the site will have safeguards to prevent the acceptance of wagering from jurisdictions where online pari-mutuel wagering is prohibited.

New Jersey Joint Venture—Pennwood Racing, Inc.

        In October 1998, we formed a 50%-50% joint venture with Greenwood New Jersey, Inc., a subsidiary of Greenwood Racing, Inc. (the owner of Philadelphia Park Race Track) to acquire certain assets of Garden State Park and Freehold Raceway. In January 1999, Greenwood New Jersey consummated the acquisition on behalf of the joint venture. In July 1999, after receiving New Jersey Racing Commission approval, we completed our investment in the New Jersey joint venture through our interest in Pennwood Racing, Inc.

        Through our interest in Pennwood Racing, Inc., we own Freehold Raceway in Freehold, New Jersey and held a leasehold interest in Garden State Park in Cherry Hill, New Jersey. Freehold Raceway is located on a 51-acre site in western Monmouth County, New Jersey and is the nation's oldest harness track. Daytime racing has been conducted at Freehold Raceway since 1853; pari-mutuel wagering commenced in 1941. The grandstand at Freehold Raceway is an approximately 150,000 square foot, five level, steel frame, enclosed, fully heated and air conditioned facility constructed in 1986 that can accommodate up to 10,000 spectators. The grandstand also has a sit-down restaurant and seven concession stands. Freehold Raceway is located less than 50 miles from New York City and less than 30 miles from Princeton and Trenton, New Jersey.

        On November 30, 2000, the owner of Garden State Park, International Thoroughbred Breeders, Inc., announced that it had completed the sale of the Garden State Park property, excluding a 10-acre parcel owned by our joint venture, to Realen-Turnberry Cherry Hill, LLC. As a result of the sale and a decision by the new owner to develop the property for non-racing uses, our joint venture's lease at Garden State Park was terminated on May 29, 2001 and Garden State Park was closed. We do not believe that the termination of the Garden State Park lease and the cessation of racing at that facility has had a material adverse effect on our business, financial condition or results of operations.

        We have agreed to guarantee up to 50% of the obligations of the joint venture under its original $23 million credit facility with Commerce Bank, N.A.

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

        In addition, our New Jersey joint venture, Pennwood Racing, must maintain written agreements with the horsemen at Freehold Raceway in order to simulcast races to the Atlantic City casinos. Horsemen agreements are currently in effect at this facility.

Option to Manage the Charles Town Entertainment Complex

        We acquired the Charles Town Entertainment Complex by exercising an option previously held by a subsidiary of Showboat, Inc., now a wholly owned subsidiary of Harrah's Entertainment, Inc. In assigning the option, Showboat retained the right to operate a casino at the Charles Town Entertainment Complex in return for a management fee, to be negotiated at the time of exercise, based on reasonable rates payable for similar properties. The express terms of the Showboat option do not specify what activities at the Charles Town Entertainment Complex would constitute operation of a casino. We do not believe that our installation and operation of gaming devices linked to the West Virginia lottery at the Charles Town Entertainment Complex constitutes the operation of a casino under the Showboat option or under West Virginia law or triggers Showboat's right to exercise the Showboat option. The rights under the Showboat option expired in November 2001.

        On August 20, 2001, Showboat Development Company brought a lawsuit against us and certain other parties related to the Charles Town Entertainment Complex. The suit alleges, among other things, that our operation of coin-out video lottery terminals at the Charles Town facility constitutes the operation of a casino, thereby triggering the option. The suit also alleges that our March 2000 acquisition of the 11% minority interest in Charles Town Races from BDC Group, our former joint venture partner, was made in violation of a right of first refusal that Showboat holds from BDC covering the sale of any interest in any casino at Charles Town Races. We filed in federal district court in Nevada a motion to dismiss this action for lack of personal jurisdiction which was granted on January 25, 2002. On February 13, 2002, Showboat filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania. The substance of the lawsuit was substantially similar to Showboat's previous claim filed in Nevada. See "Recent Developments—Showboat Litigation Settlement." We continue to believe that each of Showboat's claims is without merit, and we intend to vigorously defend ourselves against them. Even if there ultimately is a judgment against us in this case, we do not believe that it will have a material adverse effect on our financial condition or results of operations.

Employees and Labor Relations

        As of February 28, 2002, we had 5,174 permanent employees, of whom 3,846 were full-time and 1,328 were part-time. Our employees in the admissions department and pari-mutuel department at Penn National Race Course, Pocono Downs and our OTWs are represented under collective bargaining agreements between us and the Sports Arena Employees' Union Local 137. The agreements extend until September 30, 2002 for track employees and September 30, 2001, which was extended until December 31, 2001, for OTW employees. We are continuing to negotiate with the OTW employees in the hopes of reaching a new agreement. The pari-mutuel clerks at Pocono Downs voted to unionize in June 1997. We have held negotiations with this union, but do not have a contract to date. The failure to reach an agreement with this union would not result in the suspension or termination of our license to operate live racing at Pocono Downs or to conduct simulcast or OTW operations.

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

        Legalized gambling is currently permitted in various forms throughout the United States and in several Canadian provinces. Other jurisdictions may legalize gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

        Charles Town, West Virginia.    Our gaming machine operations at the Charles Town Entertainment Complex face competition from other gaming machine venues in West Virginia and in neighboring states (including Dover Downs, Delaware Park and Harrington Raceway in Delaware and the casinos in Atlantic City, New Jersey). These venues offer significantly higher stakes for their gaming machines than are permitted in West Virginia. Atlantic City, New Jersey does not have a per-pull limit on its gaming machines, while Delaware has a $25 per-pull limit. The per-pull limit in West Virginia is currently $5 per gaming machine. In addition to existing competition, both Pennsylvania and Maryland have in the past considered legislation to expand gaming in their respective states. The failure to attract or retain gaming machine customers at the Charles Town Entertainment Complex, whether arising from such competition or from other factors, could have a material adverse effect on our business, financial condition and results of operations.

        Mississippi Gulf Coast.    Dockside gaming has grown rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in 1992 to 12 operating dockside casinos at December 31, 2001. Nine of these facilities are located in Biloxi, two are located in Gulfport and one is located in Bay St. Louis. Our Mississippi casino operations have numerous competitors, many of which have greater name recognition and financial and marketing resources than we have. Competition in the Mississippi gaming market is significantly more intense than the competition our gaming operations face in West Virginia or our pari-mutuel operations face in Pennsylvania and New Jersey. We cannot be sure that we will succeed in the competitive Mississippi Gulf Coast gaming market. The failure to do so would have a material adverse effect on our business, financial condition and results of operations.

        Louisiana.    Casino Rouge faces competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and from non-casino gaming opportunities within Louisiana. The Louisiana Riverboat Economic Development and Gaming Control Act limits the number of gaming casinos in Louisiana to fifteen riverboat casinos statewide and one land-based casino in New Orleans. All fifteen riverboat licenses are currently issued.

        The principal competitor to Casino Rouge is the Argosy Casino, which is the only other licensed riverboat casino in Baton Rouge. In February 2001, a new 300-room Sheraton hotel opened at the Argosy Casino. We also face competition from three major riverboat casinos and one land-based casino in the New Orleans area, which is approximately 75 miles from Baton Rouge, and from three Native American casinos in Louisiana. The two closest Native American casinos are land-based facilities located approximately 45 miles southwest and approximately 65 miles northwest of Baton Rouge. We also face competition from several truck stop gaming facilities located in certain surrounding parishes, each of which are authorized to operate up to 50 video poker machines.

        Ontario.    Our operation of Casino Rama through CHC Casinos Canada Limited faces competition in Ontario from a number of casinos and racetracks with gaming machine facilities. Currently, there are two other commercial casinos, five charity casinos and at least fifteen racetracks with gaming machines in the province of Ontario. All of the casinos and gaming machine facilities are operated on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. The Ontario Lottery and Gaming Corporation also operates several province-wide lotteries.

        Casino Rama is located near Orillia, Ontario, approximately 90 miles north of Toronto. There is one charity casino and four racetracks with gaming machine facilities that directly compete with Casino Rama. One such racetrack is between Casino Rama and the City of Toronto, the largest urban center within 155 miles of the casino with more than 4 million people. The charity casino has 40 gaming tables and 450 gaming machines. The number of gaming machines at the racetracks range from 100 to 1,700 each.

        There is an interim commercial casino located in Niagara Falls, Ontario, 80 miles southwest of Toronto with approximately 136 gaming tables and 2,800 gaming machines. It is contemplated that Niagara Falls will have a permanent casino with a similar number of gaming tables and gaming machines as the interim casino that is scheduled to be completed by the spring of 2003. In addition, it has been proposed in connection with the City of Toronto's waterfront revitalization project that a casino be located in downtown Toronto. However, we are not aware of any definitive plans for the development of such a casino.

Racing and Pari-mutuel Operation

        Our racing and pari-mutuel operations face significant competition for wagering dollars from other racetracks and OTWs (some of which also offer other forms of gaming), other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania, New Jersey, Delaware and West Virginia lotteries. We also may face competition in the future from new OTWs or from new racetracks. Presque Isle Downs has applied for a license to own and operate a thoroughbred racetrack in Erie, PA. If the license is granted and the track is built, it is expected to have a significant impact on our Erie OTW and the financial performance of Pocono Downs. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing and pari-mutuel operations, such gaming opportunities could have a material adverse effect on our business, financial condition and results of operations.

        Our OTWs compete with the OTWs of other Pennsylvania racetracks, and new OTWs may compete with our existing wagering facilities. Our competitors have a number of OTW facilities that are near our OTWs. Although only two competing OTWs remain authorized by law for future opening, the opening of a new OTW or racetrack in close proximity to our existing or future OTWs could have a material adverse effect on our business, financial condition and results of operations.

Management

        The following table provides information regarding our executive officers as of March 15, 2002 (except as to Messrs. DeSanctis and Clifford):

Name	Age	Position
Peter M. Carlino	55	Chairman of the Board and Chief Executive Officer
Kevin DeSanctis	49	President and Chief Operating Officer(1)
William Clifford	44	Senior Vice President Finance and Chief Financial Officer(1)
Robert S. Ippolito	50	Vice President, Secretary and Treasurer
Joseph A. Lashinger, Jr.	48	Vice President and General Counsel

(1)
Subject to the receipt of necessary licensing and regulatory approval in certain jurisdictions, Messrs. DeSanctis and Clifford will become executive officers.

        Our current executive officers, along with their backgrounds, are as follows:

        Peter M. Carlino.    Mr. Carlino has served as our Chairman of the Board and Chief Executive Officer since April 1994. Since 1976 he has been President of Carlino Financial Corporation, a holding company which owns and operates various Carlino family businesses, in which capacity he has been continuously active in strategic planning for Carlino Financial and monitoring its operations.

        Kevin DeSanctis.    In February 2001, Mr. DeSanctis joined the company. Prior to joining us, Mr. DeSanctis served from 1995 to 2000 as Chief Operating Officer, North America for Sun International Hotels Limited where he was responsible for complete oversight of day-to-day operations of the company's gaming properties in North America and the Bahamas. Prior to joining Sun International, Mr. DeSanctis' experience included management and pre-opening responsibilities for gaming operations in Las Vegas, Atlantic City, New Orleans and Colorado.

        William Clifford.    Mr. Clifford joined the company in August 2001. Prior to joining us, from March 1997 to July 2001, Mr. Clifford served as the Chief Financial Officer and Senior Vice President of Finance with Sun International Resorts, Inc., Paradise Island. From November, 1993 to February, 1997, Mr. Clifford was Financial, Hotel and Operations Controller for Treasure Island Hotel and Casino in Las Vegas. From May, 1989 to November 1993, Mr. Clifford was Controller for Golden Nugget Hotel and Casino, Las Vegas. Prior to May 1989, Mr. Clifford held the positions of Controller for the Dunes Hotel and Casino, Las Vegas, Property Operations Analyst with Aladdin Hotel and Casino, Las Vegas, Casino Administrator with Las Vegas Hilton, Las Vegas, Sr. Internal Auditor with Del Webb, Las Vegas and Agent, Audit Division, of the Nevada Gaming Control Board, Las Vegas and Reno.

        Robert S. Ippolito.    Mr. Ippolito, a certified public accountant, has served as Secretary and Treasurer of Penn National since April 1994 and as a Vice President since July 2001. From April 1994 to July 2001, Mr. Ippolito also served as Chief Financial Officer.

        Joseph A. Lashinger, Jr., Esq.    Mr. Lashinger was elected Vice President and General Counsel of Penn National in June 1997. Prior to joining us, Mr. Lashinger served as a consultant to us from 1996 to 1997. In 1997, Mr. Lashinger voluntarily filed for personal bankruptcy due in part to his personal guaranty of the debts of a failed business in which he was a part owner.

Regulation

General

        We are subject to federal, state, local and, in Canada, provincial regulations related to our current live racing, pari-mutuel, gaming machine and casino operations. The following description of the regulatory environment in which we operate is only a summary and not a complete recitation of all applicable regulatory laws. Moreover, our current and proposed operations could be subjected at any time to additional or more restrictive regulations, or banned entirely.

West Virginia Racing and Gaming Regulation

        Our operations at the Charles Town Entertainment Complex are subject to regulation by the West Virginia Racing Commission under the West Virginia Horse and Dog Racing Act, and by the West Virginia Lottery Commission under the West Virginia Racetrack Video Lottery Act. The powers and responsibilities of the West Virginia Racing Commission under the West Virginia Horse and Dog Racing Act extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations. We have obtained from the West Virginia Racing Commission a license to conduct racing and pari-mutuel wagering at the Charles Town Entertainment Complex. Pursuant to the West Virginia Racetrack Video Lottery Act, we have obtained approval for 3,500 gaming machines and video lottery terminals at the Charles Town Entertainment Complex, approximately 2,000 of which are currently in operation. In addition to licensing, in West Virginia, the legality of gaming machine operation in a particular county is determined by local option election in the county where the racetrack is located. The West Virginia Racetrack Video Lottery Act further provides that 5% of the qualified voters in the county where gaming machines have been permitted by local option election can petition for another election that may be held no sooner than five years after the first election.

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

        On April 21, 2001, the West Virginia legislature passed a law increasing the maximum per pull wagering limit for gaming machines operated in the state from $2 per pull to $5 per pull. Revenues resulting from the limit increase are subject to taxes at a slightly higher rate.

Mississippi Regulatory Compliance

        Our operation of Casino Magic Bay St. Louis and Boomtown Biloxi is subject to Mississippi regulatory compliance, a summary of which is provided below.

        The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation primarily through the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. Penn National and certain of its subsidiaries must register and be licensed under the Mississippi Gaming Control Act, or the Mississippi Act, and our gaming operations are subject to the regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various local, city and county regulatory agencies. The Mississippi Act, which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990 and the Mississippi Gaming Commission adopted regulations, effective October 29, 1991, in furtherance of the Mississippi Act.

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

        The Mississippi Act provides for legalized dockside gaming in any of the 14 counties that border either the Gulf Coast or the Mississippi River, provided that the voters in an eligible county have not voted to prohibit gaming in that county. Voters have approved dockside gaming in nine of the 14 eligible counties in the state and gaming operations have commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. The law permits unlimited stakes gaming on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi. The legal age for gaming in Mississippi is 21.

        We are required to submit detailed financial, operating and other reports to the Mississippi Gaming Commission and Mississippi State Tax Commission. Several of our transactions, such as loans and other financing transactions, leases and sales of securities require notice to and/or approval of the Mississippi Gaming Commission.

        We have been investigated and on August 8, 2000, the Mississippi Gaming Commission issued us a gaming operator's license for Boomtown Biloxi and for Casino Magic Bay St. Louis. In addition, the Mississippi Gaming Commission has found certain of our key principals suitable.

        Each of the officers and directors of Casino Magic Bay St. Louis and Boomtown Biloxi must be found suitable or must be licensed by the Mississippi Gaming Commission. In addition, certain of Penn National's directors, officers and employees may be required to be found suitable or be licensed if they are engaged in the administration or supervision of, or any other significant involvement with, the activities of Casino Magic or Boomtown Biloxi. Both a finding of suitability and license require submission of detailed financial information followed by a thorough investigation. Key employees, controlling persons or others who exercise significant influence upon Penn National's management or affairs may be deemed to have a material relationship to, or material involvement with us and may be investigated in order to be found suitable or required to be licensed. There can be no assurance that such persons will be found suitable or licensed by, and maintain such a suitability finding or license from, the Mississippi Gaming Commission. The Mississippi Gaming Commission has full and absolute power and authority to deny any application or limit, condition, restrict, revoke or suspend any lien, registration, finding of suitability or approvals, or fine any person licensed, registered, found suitable or approved, for any cause it deems reasonable. Changes in certain officer, director or key employee positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a corporate position. If the Mississippi Gaming Commission were to find a director, officer or employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to terminate such person's employment in any capacity in which such person is required to be found suitable or licensed and we would be prohibited from allowing such person to exercise a significant influence over the gaming establishment's operations. We would have similar obligations with regard to any person who refuses to file appropriate applications. No person may be employed as a gaming employee unless such person holds a work permit issued by the Mississippi Gaming Commission. An application for a work permit can be denied for any cause the Mississippi Gaming Commission deems reasonable, and the Mississippi Gaming Commission may summarily suspend or revoke a work permit upon the occurrence of certain specified events.

        Mississippi statutes and regulations give the Mississippi Gaming Commission the discretion to require a suitability finding with respect to anyone who acquires any of Penn National's securities, regardless of the percentage of ownership. The current policy of the Mississippi Gaming Commission is to require anyone acquiring, directly or indirectly, 5% or more of any voting securities of a registered publicly traded holding company to be found suitable. However, the Mississippi Gaming Commission generally permits certain "institutional" investors to beneficially own, directly or indirectly, up to 15% of the voting securities of a registered public company without a finding of suitability. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

        Any owner of Penn National's voting securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of our equity interests beyond such period of time as may be prescribed by the Mississippi Gaming Commission may be guilty of a misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days of being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. We are subject to disciplinary action if we, after receiving notice that a person is unsuitable to be an owner of or to have any other relationship with us, (1) pay the unsuitable person any dividends or interest upon any such security, (2) recognize the exercise, directly or through any trustee or nominee of any voting rights conferred by such security, or (3) pay the unsuitable person any remuneration in any form for services rendered or otherwise. In addition, if the Mississippi Gaming Commission finds any owner of voting securities of certain Penn National subsidiaries unsuitable, such owner must immediately offer all securities to us, and we must purchase the securities so offered for cash at fair market value within 10 days.

        We will be required to maintain current ownership ledgers in the State of Mississippi that may be examined by the Mississippi Gaming Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. We may be required to disclose to the Mississippi Gaming Commission, the identities of the holders of certain of our indebtedness. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion, (1) require holders of debt securities to file applications, (2) investigate such holders, and (3) require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of the debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

        The regulations provide that we may not engage in any transaction that would result in a change of our control without the prior approval of the Mississippi Gaming Commission. Mississippi law prohibits Penn National and certain of its subsidiaries from making a public offering or private placement of our securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more of such purposes. The Mississippi Gaming Commission has the authority to grant a continuous approval of securities offerings and has granted us such approval, subject to renewal.

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

        The Mississippi Act requires that certificates representing our securities bear a legend to the general effect that the securities are subject to the Mississippi Act and regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission, through the power to regulate licensees, has the power to impose additional restrictions on the holders of our securities at any time.

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

        In October 1994, the Mississippi Gaming Commission adopted a regulation requiring, as a condition of licensure or license renewal, that a gaming establishment's site development plan include an approved 500-car parking facility in close proximity to the casino complex and infrastructure facilities that amount to at least 25% of the casino cost. Such facilities may include any of the following: a 250-room hotel of at least a two star rating, as defined by the current edition of the Mobil Travel Guide; a theme park; a golf course; marinas; a tennis complex; entertainment facilities; or any other such facility as approved by the Mississippi Gaming Commission as infrastructure. Parking facilities, roads, sewage and water systems or facilities normally provided by governmental entities are excluded. The Mississippi Gaming Commission may, in its discretion, reduce the number of hotel rooms required where it is shown, to the satisfaction of the Mississippi Gaming Commission, that sufficient rooms are available to accommodate the anticipated visitor load. Such reduction in the number of rooms does not affect the 25% investment requirement imposed by the regulation. Casino Magic Bay St. Louis, Boomtown Biloxi and related facilities have complied with these requirements. In January 1999, the Mississippi Gaming Commission amended this infrastructure regulation by increasing the minimum level of infrastructure investment from 25% to 100% of the casino cost. However, the 100% infrastructure investment requirement applies only to new casino developments and existing casino developments that are not in operation at the time of their acquisition or purchase, and therefore does not apply to Casino Magic Bay St. Louis and Boomtown Biloxi. In any event, Casino Magic Bay St. Louis and Boomtown Biloxi will attempt to comply with such requirements.

        License fees and taxes are payable to the State of Mississippi and to the counties and cities in which our Mississippi subsidiaries operate. One of the license fees payable to the state of Mississippi is based upon gross revenue of the licensee (generally defined as gaming receipts less payout to customers as winnings) and equals 4% of the first $50,000 of monthly gross revenue, 6% of the next $84,000 of monthly gross revenue and 8% of all monthly gross revenue over $134,000. These license fees are allowed as a credit against the licensee's Mississippi income tax liability for the year paid. Additionally, a licensee must pay a $5,000 annual license fee and an annual fee based upon the number of games it operates. Mississippi communities and counties may impose fees on licensees equaling 0.4% the first $50,000 of monthly gross revenues, 0.6% of the next $84,000 of monthly gross revenue and 0.8% of all monthly gross revenues over $134,000. These fees have been imposed in, among other cities, Bay St. Louis, Gulfport, Biloxi, Natchez, Greenville and Vicksburg, and in among other counties, Coahoma County, Hancock County and Tunica County. Certain local and private laws of the State of Mississippi may impose fees or taxes on our Mississippi subsidiaries in addition to the fees described above.

        The Mississippi Gaming Commission requires, as a condition of licensure or license renewal, that casino vessels on the Mississippi Gulf Coast that are not self-propelled be moored to withstand a Category 4 hurricane with 155 mile-per-hour winds and 15-foot tidal surge. We believe that all of our Mississippi gaming operations currently meet this requirement. A 1996 Mississippi Gaming Commission regulation prescribes the hurricane emergency procedure to be used by the Mississippi Gulf Coast casinos.

        The sale of alcoholic beverages, including beer and wine, at Casino Magic Bay St. Louis and Boomtown Biloxi is subject to permitting, control and regulation by the Mississippi State Tax Commission. The Miscellaneous Tax Division of the Mississippi State Tax Commission regulates the sale of beer and light wine. The Alcoholic Beverage Control Division of the Mississippi State Tax Commission, or ABC, regulates the sale of alcoholic beverages containing more than 5% alcohol by weight. ABC requires that all Casino Magic Bay St. Louis and Boomtown Biloxi officers, directors, majority shareholders and ABC managers file personal record forms and fingerprint cards. In addition, owners of more than 5% of Casino Magic Bay St. Louis or Boomtown Biloxi equity must submit detailed financial information to ABC. All such permits are revocable and are non-transferable. The Mississippi State Tax Commission has full power to limit, condition, suspend or revoke any such permit, and any such disciplinary action could, and revocation would, have a material adverse effect on the operations of Casino Magic Bay St. Louis and Boomtown Biloxi.

Louisiana Regulation

        We are subject to regulation by the State of Louisiana as a result of our ownership of LCCI, the operator of the Casino Rouge riverboat.

        In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana. Since May 1, 1999, the Louisiana Gaming Control Board, or the Louisiana Board, has regulated such gaming activities.

        The Louisiana Riverboat Economic Development and Gaming Control Act authorized the issuance of up to fifteen licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish. Of the fifteen available licenses, fourteen are currently in operation. The final license has been awarded to a subsidiary of Pinnacle Entertainment for Lake Charles, Louisiana and is currently under construction.

        Riverboat gaming licenses in Louisiana are issued for an initial five-year term with five year renewals thereafter. In issuing or renewing a license, the Louisiana Board must find that the applicant is a person of good character, honesty and integrity and that the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Louisiana Board will grant or renew a license if it finds that: (a) the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (b) the proposed financing of the riverboat and the gaming operation is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Louisiana Board; (c) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers, with relevant employees being appropriately United States Coast Guard certified; (d) the applicant submits a detailed plan of design of the riverboat in its application for a license; (e) the applicant designates the docking facilities to be used by the riverboat; (f) the applicant shows adequate financial ability to construct and maintain a riverboat; and (g) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

        LCCI's original five-year gaming license for the Casino Rouge expired in July 1999. On June 15, 1999, LCCI received conditional license approval from the Louisiana Board until the completion of the investigation and approval by the Board with respect to the renewal. On March 29, 2001, in addition to approving the CRC acquisition, the Louisiana Board renewed LCCI's license through June 2005, subject to several conditions. The conditions imposed by the Louisiana Board have either already been complied with or are voluntary and standard procurement and employment conditions routinely imposed on licensees in the state of Louisiana.

        Other regulations imposed by the Louisiana Act or rules adopted pursuant thereto include, but are not limited to, the following: (a) LCCI, and Penn National must periodically submit financial and operating reports to the Louisiana Board; (b) owners holding greater than a 5% interest or who are officers or directors of LCCI or Penn National must be found suitable by the Louisiana Board; (c) any individual who is found to have a material relationship to, or involvement with, LCCI may be required to be investigated for suitability; (d) if a director, officer, or key employee were found to be unsuitable, LCCI and Penn National would have to sever all relationships with that person; (e) the transfer of a license or permit or an interest in a license or permit is prohibited without prior approval; (f) LCCI must notify the Louisiana Board of any withdrawals of capital, loans, advances, or distributions in excess of 5% of retained earnings upon completion of such transaction; and (g) LCCI must give prior notification to the Louisiana Board if it applies or receives, accepts or modifies the terms of any loan or other financing transaction. In some cases, the Louisiana Board will be required to investigate the reported transaction and to either approve or disapprove the transaction.

        The Louisiana Act or rules adopted pursuant thereto contain certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (a) agents of the Louisiana Board are permitted on board at any time during gaming operations; (b) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (c) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (d) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (e) wagers may be received only from a person present on a licensed riverboat; (g) persons under 21 are not permitted on gaming vessels; (h) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (i) licensees may only use docking facilities for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (j) licensees must have adequate protection and indemnity insurance; (k) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (l) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the Louisiana Board.

        Fees for conducting gaming activities on a riverboat pursuant to the Louisiana Act include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) 21.5% of net gaming proceeds. The Louisiana Act also authorizes the local governing body to assess a boarding fee up to $2.50 in East Baton Rouge Parish. The City of Baton Rouge has imposed an admission fee of $2.50 for each patron boarding the vessel. For calendar year ended December 31, 2001, LCCI's boarding fee expense was $3,905,455. For competitive reasons, LCCI and its Baton Rouge competitor have elected not to collect boarding fees from patrons and instead pay those fees from their respective earnings.

        Proposals to amend or supplement the Louisiana Act are frequently introduced in the Louisiana State legislature. In addition, the state legislature from time to time considers proposals to repeal the Louisiana Act, which would effectively prohibit riverboat gaming in the State of Louisiana. Although LCCI does not believe that a prohibition of riverboat gaming in Louisiana is likely, no assurance can be given that changes in the Louisiana gaming law will not occur or that such changes will not have a material adverse affect on LCCI's business. On November 5, 1996, in the six parishes in which riverboats are currently located, including East Baton Rouge Parish, voters approved the continuation of riverboat gaming. In East Baton Rouge Parish and the six parishes as a whole, the vote in favor of riverboat gaming was 59% and 66%, respectively. Legislation may be proposed that could involve the repeal of dockside gaming or an increase in taxes, either of which could have a negative impact on our future gaming revenue.

        In March 2001, Louisiana passed Act 3 of the 1st Extraordinary Legislative Session which allows Riverboat gaming licenses to operate dockside. Prior to the legislation, LCCI was required to maintain up to eight cruises daily, subject to weather and other conditions. In consideration of this change, the tax on gross gaming revenues was increased from 18.5% to 21.5%, effective April 1, 2001. We cannot be sure that the additional revenues generated by dockside gaming will offset the additional tax burden.

Ontario Regulation

        Our gaming operations in Ontario at Casino Rama are subject to the regulatory control of the Alcohol and Gaming Commission of Ontario pursuant to the Gaming Control Act and the contractual provisions in the Development and Operating Agreement among CRC, CHC Casinos, the Ontario Lottery and Gaming Corporation, the Mnjikaning First Nation and certain other parties.

        Our wholly-owned subsidiary, CHC Casinos Canada Limited, is required under the Gaming Control Act to be registered as a casino operator with the Alcohol and Gaming Commission of Ontario and must operate in accordance with the terms and conditions of its registration.

        Pursuant to the Gaming Control Act and the terms of CHC Casinos' registration, the Registrar of Alcohol and Gaming must approve any change in the directors or officers of CHC Casinos. The Alcohol and Gaming Commission of Ontario may require the submission of information or material from any person who has an interest in CHC Casinos. This includes parent companies such as Penn National and their directors and officers.

        The Registrar of Alcohol and Gaming has the power, subject to the Gaming Control Act, to grant, renew, suspend or revoke registrations. The Registrar is entitled to make such inquiries and conduct such investigations as are necessary to determine that applicants for registration meet the requirements of the Gaming Control Act and to require information or material from any person who has an interest in an applicant for registration. Under the Gaming Control Act, a person shall be deemed to be "interested" in another person if: (a) the first person has, or may have in the opinion of the Registrar based on reasonable grounds, a beneficial interest in the other person's business; (b) the first person exercises, or may exercise, in the opinion of the Registrar based on reasonable grounds, control either directly or indirectly over the other person's business; or (c) the first person has provided, or may have provided, in the opinion of the Registrar based on reasonable grounds, financing either directly or indirectly to the other person's business. The criteria to be considered in connection with registration under the Gaming Control Act include the financial responsibility, integrity and honesty of the applicant, and the public interest. The Registrar may, at any time, revoke, suspend or refuse to renew CHC Casinos' registration for any reason that would have disentitled it to registration.

        In addition, any person who supplies a casino with goods and services must be registered with the Alcohol and Gaming Commission of Ontario. Key employees who engage in the administration or supervision of gaming or the operation of gaming premises must also be registered with this agency.

        The Development and Operating Agreement imposes certain obligations on CHC Casinos relating to the operation of Casino Rama including obtaining all necessary government consents required to operate various components of the casino in accordance with applicable law and ensuring that all persons retained by it for the provision of goods and services to the various components of the casino are also registered as required by law.

Pennsylvania Racing Regulations

        Our horse racing operations at Penn National Race Course and Pocono Downs are subject to extensive regulation under the Pennsylvania Racing Act, which established the Pennsylvania State Horse Racing Commission and the Pennsylvania State Harness Racing Commission (referred to herein as the Pennsylvania Racing Commissions) which are responsible for, among other things:

  •
  granting permission annually to maintain racing licenses and schedule races;

  •
  approving, after a public hearing, the opening of additional OTWs;

  •
  approving simulcasting activities;

  •
  licensing all officers, directors, racing officials and certain other employees of a company; and

  •
  approving all contracts entered into by a company affecting racing, pari-mutuel wagering and OTW operations.

        As in most states, the regulations and oversight applicable to our operations in Pennsylvania are intended primarily to safeguard the legitimacy of the sport and its freedom from inappropriate or criminal influences. The Pennsylvania Racing Commissions have broad authority to regulate in the best interests of racing and may, to that end, disapprove the involvement of certain personnel in our operations, deny approval of certain acquisitions following their consummation or withhold permission for a proposed OTW site for a variety of reasons, including community opposition. The Pennsylvania legislature also has reserved the right to revoke the power of the Pennsylvania Racing Commissions to approve additional OTWs and could, at any time, terminate pari-mutuel wagering as a form of legalized gaming in Pennsylvania or subject such wagering to additional restrictive regulation or taxation; such termination would, and any further restrictions could, have a material adverse effect upon our business, financial condition and results of operations.

        We may not be able to obtain or maintain all necessary approvals for the continued operation of our business. We have had continued permission from the Pennsylvania State Horse Racing Commission to conduct live racing at the Penn National Race Course since we commenced operations in 1972, and have obtained permission from the Pennsylvania State Harness Racing Commission to conduct live racing at Pocono Downs. Currently, we have approval from the Pennsylvania Racing

Commissions to operate the eleven OTWs that are currently open. A Commission may refuse to grant permission to continue to operate existing facilities. The failure to obtain or maintain required regulatory approvals could have a material adverse effect upon our business, financial condition and results of operations.

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

New Jersey Regulation

        Our joint venture's operations at Freehold Raceway in New Jersey are subject to regulation (i) by the New Jersey Racing Commission under the Racing Act of 1940, as amended and supplemented and the rules and regulations of the Racing Commission and (ii) by the New Jersey Casino Control Commission under the Casino Control Act and Casino Simulcasting Act.

        Under the Racing Act, all pari-mutuel employees and all others who are connected with the training of horses or the conduct of races, must be licensed by the Racing Commission. In addition, no person may hold or acquire, directly or indirectly, beneficial ownership of 5% or more of the voting securities of the joint venture without the prior approval of the Racing Commission.

        At least 85% of the persons employed by the New Jersey joint venture at Freehold Raceway must be residents of New Jersey (excluding jockeys, drivers or apprentices, exercise boys, owners, trainers, clockers, governing and managing officials and heads of departments of the track). The Racing Commission has the authority to require that the joint venture discharge any employee who: (i) fails or refuses for any reason to comply with the rules and regulations of the Racing Commission; (ii) in the opinion of the Racing Commission is guilty of fraud, dishonesty or incompetency; (iii) has been convicted of a crime involving moral turpitude; or (iv) fails or refuses for any reason to comply with any of the provisions of the Racing Act.

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

State and Federal Simulcast Regulation

        The Federal Interstate Horseracing Act, the Pennsylvania Racing Act, the West Virginia Racing Act and the New Jersey Simulcasting Racing Act require that we have a written agreement with each applicable horsemen's organization in order to simulcast races. We have entered into the horsemen agreements, and in accordance therewith have agreed on the allocations of our revenues from import simulcast wagering to the purse funds for the Penn National Race Course, Charles Town Races, Pocono Downs and Freehold Raceway. Because we cannot conduct import simulcast wagering in the absence of the horsemen agreements, the termination or non-renewal of such horsemen agreements could have a material adverse effect on our business, financial condition and results of operations.

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

        Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in certain domestic jurisdictions in which we operate casinos require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation commenced in May 1985 and may have resulted in the loss of casino revenues to jurisdictions outside the United States that are exempt from the ambit of such regulations. The operation of Casino Rama is subject to similar requirements under Canadian federal law and provincial gaming legislation.

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

Risks Related to Our Business

A substantial portion of our revenues and EBITDA is derived from our Charles Town facility.

        Approximately 37.3% and 45.2% of our revenue and EBITDA, respectively, for the year ended December 31, 2001 was derived from our Charles Town operations. If, among other things, new competitors enter the market, economic conditions in the region deteriorate or a business interruption occurs, our operating revenues and cash flow could decline significantly.

We may face disruption in integrating and managing facilities we may acquire or expand.

        We expect to continue pursuing expansion and acquisition opportunities and could face significant challenges in managing and integrating the expanded or combined operations. For example, in August 2001, we signed a definitive agreement to acquire all of the assets of the Bullwhackers casino operations in Black Hawk, Colorado. We currently expect the acquisition will close in the second quarter of 2002. Management of new properties, especially in new geographic areas, may require that we increase our managerial resources. If we fail to effectively manage any growth we may have, it could materially adversely affect our operating results.

        The integration of the Bullwhackers operations and any other properties we may acquire will require the dedication of management resources that may temporarily detract attention from our day-to-day business. The process of integrating Bullwhackers, and potentially other properties, also may interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions.

        Our ability to achieve our objectives in connection with any acquisition we may consummate may be highly dependent on, among other things, our ability to retain the senior property level management teams of such acquisition candidates. If, for any reason, we are unable to retain these management teams following such acquisitions or if we fail to attract new capable executives, our operations after consummation of such acquisitions could be materially adversely affected.

We face risks related to the development and expansion of our current properties.

        We expect to use a portion of our cash on hand, cash flow from operations and available borrowings under our revolving credit facility for capital expenditures at the Charles Town Entertainment Complex and at Casino Magic Bay St. Louis, including the construction of the new hotel at the latter facility. The construction of the hotel at Casino Magic Bay St. Louis involves substantial risks, including the possibility of construction cost over-runs and delays due to various factors (including regulatory approvals, inclement weather and labor or material shortages), market deterioration after construction has begun, and the emergence of competition from unanticipated sources. The opening of the new hotel at Bay St. Louis will be contingent upon, among other things, receipt of all required licenses, permits and authorizations. The scope of the approvals required for the new hotel at Bay St. Louis is extensive, including, without limitation, state and local land-use permits, building and zoning permits and health and safety permits. In addition, unexpected changes or concessions required by local, regulatory and state authorities could involve significant additional costs and could delay or prevent the completion of construction or the opening of a new hotel. We cannot be sure that we will obtain the necessary permits, licenses and approvals for the construction and operation of the new hotels, or that we will obtain such permits, licenses and approvals within the anticipated time frame.

        We also are implementing enhancements at the Charles Town Entertainment Complex, including the expansion of the gaming floor and the construction of a structured parking lot. These planned enhancements involve similar risks to hotel construction risks including cost over-runs, delays, market deterioration and receipt of required licenses, permits or authorizations, among others.

        The opening of the new hotel at Bay St. Louis and the other proposed enhancements also will require us to significantly increase the size of our existing work force at the property. We cannot be certain that management will be able to hire and retain a sufficient number of employees to operate these facilities at their optimal levels. The failure to employ the necessary work force could result in inadequate customer service which could ultimately harm profitability.

Prior to August 2000, our gaming experience did not include casino operations.

        Our Charles Town Entertainment Complex has featured gaming machines since 1997, but does not include the full complement of casino, entertainment and other amenities available at traditional casinos. Through acquisitions beginning August 2000, however, we began operating and managing full-scale casinos in Mississippi, Louisiana and Canada. We cannot be sure that we will be successful in managing and operating our business in response to the challenges of conducting full-scale casino operations in highly competitive gaming markets. These challenges are made more difficult as a result of the ongoing expansion of our Charles Town and Bay St. Louis properties. Our failure to meet these challenges may have a material adverse effect on our business, financial condition and results of operations.

We face significant competition.

  —Gaming Operations

        The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than our resources. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the United States and other jurisdictions.

        Legalized gambling is currently permitted in various forms throughout the United States and in several Canadian provinces. Other jurisdictions may legalize gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

        Charles Town, West Virginia.    Our gaming machine operations at the Charles Town Entertainment Complex face competition from other gaming machine venues in West Virginia and in neighboring states (including Dover Downs, Delaware Park and Harrington Raceway in Delaware and the casinos in Atlantic City, New Jersey). These venues offer significantly higher stakes for their gaming machines than are permitted in West Virginia. Atlantic City, New Jersey does not have a per-pull limit on its gaming machines, while Delaware has a $25 per-pull limit. The per-pull limit in West Virginia is currently $5 per gaming machine. In addition to existing competition, both Pennsylvania and Maryland have in the past considered legislation to expand gaming in their respective states. The failure to attract or retain gaming machine customers at the Charles Town Entertainment Complex, whether arising from such competition or from other factors, could have a material adverse effect on our business, financial condition and results of operations.

        Mississippi Gulf Coast.    Dockside gaming has grown rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in March 1992 to 12 operating dockside casinos at December 31, 2001. Nine of these facilities are located in Biloxi, two are located in Gulfport and one is located in Bay St. Louis. Our Mississippi casino operations have numerous competitors, many of which have greater name recognition and financial and marketing resources than we have. Competition in the Mississippi gaming market is significantly more intense than the competition our gaming operations face in West Virginia or our pari-mutuel operations face in Pennsylvania and New Jersey. We cannot be sure that we will succeed in the competitive Mississippi Gulf Coast gaming market. The failure to do so would have a material adverse effect on our business, financial condition and results of operations.

        Louisiana.    Casino Rouge faces competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and from non-casino gaming opportunities within Louisiana. The Louisiana Riverboat Economic Development and Gaming Control Act limits the number of gaming casinos in Louisiana to fifteen riverboat casinos statewide and one land-based casino in New Orleans. All fifteen riverboat licenses are currently issued.

        The principal competitor to Casino Rouge is the Belle of Baton Rouge, which is the only other licensed riverboat casino in Baton Rouge. In February 2001, a new 300-room Sheraton hotel opened at the Belle of Baton Rouge. We also face competition from three major riverboat casinos and one land-based casino in the New Orleans area, which is approximately 75 miles from Baton Rouge, and from three Native American casinos in Louisiana. The two closest Native American casinos are land-based facilities located approximately 45 miles southwest and approximately 65 miles northwest of Baton Rouge. We also face competition from several truck stop gaming facilities located in certain surrounding parishes, each of which are authorized to operate up to 50 video poker machines.

        Ontario.    Our operation of Casino Rama through CHC Casinos Canada Limited will face competition in Ontario from a number of casinos and racetracks with gaming machine facilities. Currently, there are two other commercial casinos, five charity casinos and at least fifteen racetracks with gaming machines in the province of Ontario. All of the casinos and gaming machine facilities are operated on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. The Ontario Lottery and Gaming Corporation also operates several province-wide lotteries.

        Casino Rama is located near Orillia, Ontario, approximately 90 miles north of Toronto. There is one charity casino and three racetracks with gaming machine facilities that directly affect Casino Rama. The charity casino has 40 gaming tables and 450 gaming machines. The number of gaming machines at the racetracks range from 100 to 1,700 each.

        There is an interim commercial casino located in Niagara Falls, Ontario, 80 miles southwest of Toronto with approximately 135 gaming tables and 2,000 gaming machines. It is contemplated that Niagara Falls will have a permanent casino with a similar number of gaming tables and gaming machines as the interim casino that is scheduled to be completed by the spring of 2002. In addition, it has been proposed in connection with the City of Toronto's waterfront revitalization project that a casino be located in downtown Toronto. However, we are not aware of any definitive plans for the development of such a casino.

  —Racing and pari-mutuel operations

        Our racing and pari-mutuel operations face significant competition for wagering dollars from other racetracks and OTWs (some of which also offer other forms of gaming), other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania, New Jersey, Delaware and West Virginia lotteries. We also may face competition in the future from new OTWs or from new racetracks. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing and pari-mutuel operations, such gaming opportunities could have a material adverse effect on our business, financial condition and results of operations.

        Our OTWs compete with the OTWs of other Pennsylvania racetracks, and new OTWs may compete with our existing wagering facilities. Our competitors have a number of OTW facilities that are near our OTWs. Although only two competing OTWs remain authorized by law for future opening, the opening of a new OTW in close proximity to our existing or future OTWs could have a material adverse effect on our business, financial condition and results of operations.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

        On August 20, 2001, Showboat Development Company brought a lawsuit against us and certain other parties related to the Charles Town Entertainment Complex. The suit alleges, among other things, that our operation of coin-out video lottery terminals at the Charles Town facility constitutes the operation of a casino, thereby triggering Showboat's option to manage the casino. The suit also alleges that our March 2000 acquisition of the 11% minority interest in Charles Town Races from BDC Group, our former joint venture partner, was made in violation of a right of first refusal that Showboat holds from BDC covering the sale of any interest in any casino at Charles Town Races. We filed in federal district court in Nevada a motion to dismiss this action for lack of personal jurisdiction which was granted on January 25, 2002. On February 13, 2002, Showboat filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania. The substance of the lawsuit was substantially similar to Showboat's previous claim filed in Nevada. On March 28, 2002, Penn National and Showboat agreed to settle all litigation related to this matter. Under the settlement, we agreed to make a one-time payment of $1.0 million to Showboat, which was recognized in our operating results for the fourth quarter of 2001.

        In July 2001, a lawsuit was filed against us by certain surveillance employees at the Charles Town facility claiming that our surveillance of those employees during working hours was improper. The lawsuit claims damages of $7.0 million and punitive damages of $15.0 million. We currently are conducting discovery in the case but, at this time, believe that all of the claims of the employees are without merit. On February 12, 2002, we filed a motion for summary judgment that is pending before the court. We intend to vigorously defend ourselves against this action and do not believe that this action will have a material adverse effect on our financial condition or results of operations.

        In January 2002, an employee at our Charles Town facility initiated a suit against us alleging invasion of privacy. The employee claims in the suit that she was subjected to an involuntary strip search by other Charles Town employees as part of a theft investigation and is seeking punitive damages. The lawsuit claims damages of $0.5 million and punitive damages of $3.5 million. We believe we have meritorious defenses and intend to vigorously defend ourselves against this suit.

        We also are parties to certain other litigation but do not believe it will have a material adverse effect on our financial condition or results of operations if any of these legal proceedings were adversely adjudicated or settled. Furthermore, the nature of our business subjects us to the risk of lawsuits filed by customers and others in the ordinary course. In general, litigation can be expensive and time consuming to defend and could result in settlements or damages that could significantly impact results of operations or financial condition.

We face extensive regulation from gaming authorities.

        Licensing Requirements.    As owners and operators of gaming and pari-mutuel betting facilities, we are subject to extensive state, local and, in Canada, provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities, including the Louisiana Gaming Control Board, the Mississippi Gaming Commission, the New Jersey Casino Control Commission, the New Jersey Racing Commission, the Alcohol and Gaming Commission of Ontario, the Pennsylvania State Horse Racing Commission, the Pennsylvania State Harness Racing Commission, the West Virginia Racing Commission and the West Virginia Lottery Commission may, for any reason set forth in the applicable legislation, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations. We cannot assure you that we will be able to obtain such renewals. Regulatory authorities may also levy substantial fines against or seize the assets of our company, our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

        We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming facilities. We cannot assure you that we will be able to retain them or demonstrate suitability to obtain any new licenses, registrations, permits or approvals, including those required for us to consummate the Bullwhackers acquisition. If we expand our gaming operations in West Virginia, Mississippi, Louisiana, Pennsylvania, New Jersey, Canada or to new areas, we will have to meet suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful.

        Gaming authorities in the United States generally can require that any beneficial owner of our securities, including holders of our common stock file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our common stock to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our common stock.

        Potential Changes in Regulatory Environment.    From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results.

        Taxation.    State, provincial and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

        Compliance with Other Laws.    We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages.

We depend on our key personnel.

        We are highly dependent on the services of Peter M. Carlino, our Chairman and Chief Executive Officer, and other members of our senior management team. We have entered into employment agreements with Mr. Carlino and certain other officers. However, the loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

Inclement weather and other conditions could seriously disrupt our operations.

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions. Our dockside facilities in Mississippi and Louisiana are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. Reduced patronage and the loss of a dockside casino or riverboat from service for any period of time due to severe weather could adversely affect our business, financial condition and results of operations.

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

        If we fail to maintain operative agreements with the horsemen at a track, we will not be permitted to conduct live racing and export and import simulcasting at that track and OTWs, and, in West Virginia, we will not be permitted to operate our gaming machines. In addition, our simulcasting agreements are subject to the horsemen's approval. In February 1999, the Pennsylvania Thoroughbred Horsemen stopped racing at Penn National Race Course and withdrew their permission for us to import simulcast races from other racetracks, resulting in the closure of Penn National Race Course and its six OTWs. As a result of this action, our operations at Penn National Race Course and its OTWs were suspended for more than five weeks, we lost 46 race days at Penn National Race Course, and it took nearly six months from the beginning of the action before we returned to pre-action levels of racing and operations. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

        In addition, pursuant to the New Jersey Simulcasting Racing Act, our New Jersey joint venture, Pennwood Racing, Inc., must maintain written agreements with the horsemen at Freehold Raceway in order to simulcast races to the Atlantic City casinos. Horsemen agreements currently are in effect at Freehold Raceway.

ITEM 2. PROPERTIES

        The following describes our principal real estate properties:

        Charles Town Entertainment Complex.    We own a 250-acre parcel in Charles Town, West Virginia, a portion of which contains the Charles Town Entertainment Complex. The property also includes a 3/4-mile thoroughbred racetrack and an enclosed grandstand/clubhouse. We have a right of first refusal for an additional 250 acres that are adjacent to the facility.

        Casino Magic Bay St. Louis.    We own approximately 591 acres in the city of Bay St. Louis, Mississippi, including the 17-acre marina where the gaming barge is moored. The property includes an 18-hole golf course, a hotel, and other land-based facilities, all of which we own.

        Boomtown Biloxi.    We lease substantially all of the 19 acres on which Boomtown Biloxi is located under a 99-year lease that began in 1994. The lease stipulates base rent based on gaming revenue with a minimum of $500,000 and a maximum of $2 million annually, plus 5% of gaming revenues in excess of $25 million but less than $50 million. If gaming revenue exceeds $50 million dollars, the percentage rent increases to 11% of all gaming revenue over $50 million. For the year ended December 31, 2001, rental payments totaled $3.6 million. In addition, we lease property for parking under several lease agreements ranging from 10 to 25 years. We also lease approximately 5.1 acres of submerged tidelands at the casino site from the State of Mississippi under a ten-year lease with a five-year option to renew. We own the barge on which the casino is located and all of the land-based facilities.

        Casino Rouge.    LCCI owns five acres of a 23-acre site on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District less than one-quarter mile from the state capital complex. The remaining 18 acres of the site are currently leased. The property site serves as the dockside embarkation for the Casino Rouge and features a two-story, 58,000 square foot building. The Casino Rouge is a four-story 47,000 square foot riverboat casino.

        Casino Rama.    Under the Development and Operating Agreement among the Ontario Lottery and Gaming Corporation, the Mnjikaning First Nation, CRC, CHC Casinos and certain other parties, CHC Casinos operates Casino Rama on behalf of the Ontario Lottery and Gaming Corporation. CRC and its wholly owned subsidiary, CHC Casinos, the operator of Casino Rama, do not own any of the land located at or near the casino. In addition, Casino Rama's facilities and equipment are owned by the Ontario Lottery and Gaming Corporation. The Ontario Lottery and Gaming Corporation has a long-term ground lease with an affiliate of the Mnjikaning First Nation, for the land on which Casino Rama is situated. Under the Development and the Operating Agreement, CHC Casinos has been granted a license coupled with an interest in land pursuant to which it, as the operator, has been granted full access to Casino Rama during the term of the Development and Operating Agreement to perform its services under the Agreement.

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

        Freehold Raceway.    Through our joint venture, we own a 51-acre site in Freehold in Western Monmouth County, New Jersey where Freehold Raceway in located. The property features a half-mile oval harness track and a 150,000 square foot grandstand.

        OTWs.    We own four of our existing OTW facilities and lease the remaining seven facilities.

        Other.    We lease 7,362 square feet of office space in an office building in Wyomissing, Pennsylvania for our executive offices. The office building is owned by an affiliate of Peter M. Carlino, our Chairman and Chief Executive Officer. We also lease an aircraft from a company owned by one of our directors. We believe that the lease terms for both the executive office and aircraft are not less favorable than such lease terms that could have been obtained from unaffiliated third parties.

ITEM 3. LEGAL PROCEEDINGS

        On August 20, 2001, Showboat Development Company brought a lawsuit against us and certain other parties related to the Charles Town Entertainment Complex. The suit alleges, among other things, that our operation of coin-out video lottery terminals at the Charles Town facility constitutes the operation of a casino, thereby triggering Showboat's option to manage the casino. The suit also alleges that our March 2000 acquisition of the 11% minority interest in Charles Town Races from BDC Group, our former joint venture partner, was made in violation of a right of first refusal that Showboat holds from BDC covering the sale of any interest in any casino at Charles Town Races. We have filed in federal district court in Nevada a motion to dismiss this action for lack of personal jurisdiction and, in the alternative, a motion to transfer the case to the state of West Virginia. On January 25, 2002, the district court granted our motion to dismiss. On February 13, 2002, Showboat filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania. The substance of the lawsuit was substantially similar to Showboat's previous claim filed in Nevada. On March 28, 2002, Penn National and Showboat agreed to settle all litigation related to this matter. Under the settlement, we agreed to make a one-time payment of $1.0 million to Showboat, which was recognized in general and administrative expenses in our operating results for the fourth quarter of 2001.

        In July 2001, a lawsuit was filed against us in the Circuit Court of Jefferson County, West Virginia, by certain surveillance employees at the Charles Town facility claiming that our surveillance of those employees during working hours was improper. The lawsuit claims damages of $7.0 million and punitive damages of $15.0 million. We currently are conducting discovery in the case but, at this time, believe that all of the claims of the employees are without merit. On February 12, 2002, we filed a motion for summary judgment that is pending before the court. We intend to vigorously defend ourselves against this action and do not believe that this action will have a material adverse effect on our financial condition or results of operations.

        In January 2002, an employee at our Charles Town facility filed a suit against us in the Circuit Court of Jefferson County, West Virginia, alleging invasion of privacy. The employee claims in the suit that she was subjected to an involuntary strip search by other Charles Town employees as part of a theft investigation and is seeking punitive damages. The lawsuit claims damages of $0.5 million and punitive damages of $3.5 million. We believe we have meritorious defenses and intend to vigorously defend ourselves against this suit.

        We also are parties to certain other litigation but do not believe it will have a material adverse effect on our financial condition or results of operations if any of these legal proceedings were adversely adjudicated or settled. Furthermore, the nature of our business subjects us to the risk of lawsuits filed by customers and others in the ordinary course. In general, litigation can be expensive and time consuming to defend and could result in settlements or damages that could significantly impact results of operations or financial condition.

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

	High	Low
2000
First Quarter	$11.25	$6.81
Second Quarter	15.75	10.38
Third Quarter	15.38	12.50
Fourth Quarter	18.38	8.00
2001
First Quarter	$15.13	$9.25
Second Quarter	26.20	10.88
Third Quarter	27.98	12.95
Fourth Quarter	30.65	16.02

        The closing sale price per share of common stock on The Nasdaq National Market on March 19, 2002, was $34.13. As of March 19, 2002, there were approximately 521 holders of record of common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial and operating data of Penn National Gaming, Inc. for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 are derived from financial statements that have been audited by BDO Seidman, LLP, independent certified public accountants. The selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements of Penn National and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	1997(1)	1998	1999	2000(2)	2001(3)
	(in thousands, except per share data)
Income statement data:(4)
Revenue:
Gaming	$5,730	$37,665	$55,415	$159,589	$366,166
Racing	98,402	106,850	102,827	113,230	112,243
Management service fee	—	—	—	—	8,297
Other	7,404	9,550	12,118	18,982	32,686

Total revenues	111,536	154,065	170,360	291,801	519,392

Operating expenses:
Gaming	4,134	26,544	34,951	94,087	202,198
Racing	65,810	70,303	68,808	77,063	78,509
General and administrative	25,965	29,250	37,763	56,755	127,121
Other	5,623	8,080	11,173	18,776	33,852

Total operating expenses	101,532	134,177	152,695	246,681	441,680

Income from operations	10,004	19,888	17,665	45,120	77,712
Other income (expenses), net	(3,927)	(7,866)	(7,155)	(16,408)	(41,346)

Income before income taxes and extraordinary item	6,077	12,022	10,510	28,712	36,366
Taxes on income	2,308	4,519	3,777	10,137	12,608

Income before extraordinary item	3,769	7,503	6,733	18,575	23,758
Extraordinary item—loss on early extinguishment of debt, net of income taxes of $1,001 in 1997 and $4,615 in 2000	(1,482)	—	—	(6,583)	—

Net income	$2,287	$7,503	$6,733	$11,992	$23,758

Per share data:
Basic income per share before extraordinary item	$0.25	$0.50	$0.45	$1.24	$1.55
Basic net income per share	$0.15	$0.50	$0.45	$0.80	$1.55
Diluted income per share before extraordinary item	$0.24	$0.49	$0.44	$1.20	$1.49
Diluted net income per share	$0.15	$0.49	$0.44	$0.78	$1.49
Weighted shares outstanding—basic	14,925	15,015	14,837	14,968	15,327
Weighted shares outstanding—diluted	15,458	15,374	15,196	15,443	15,918
Other data:
Net cash provided by operating activities	$10,678	$11,866	$22,461	$41,813	$85,833
Net cash used in investing activities	(47,620)	(22,333)	(29,756)	(229,770)	(216,335)
Net cash provided by (used in) financing activities	53,162	(4,561)	9,903	201,810	145,593
Depreciation and amortization	3,771	5,318	7,733	12,039	32,093
Interest expense	4,860	8,804	9,613	20,644	46,097
EBITDA(5)	13,775	25,206	26,496	59,481	112,336
Capital expenditures	29,196	22,333	13,243	27,295	41,511
Balance sheet data:
Cash and cash equivalents	$21,854	$6,826	$9,434	$23,287	$38,378
Total assets	158,878	160,798	189,712	439,900	679,377
Total debt	80,336	78,256	91,213	309,299	458,909
Shareholders' equity	53,856	59,036	66,272	79,221	103,265

(1)
Reflects operations included since our January 15, 1997 acquisition of a joint venture interest in the Charles Town Entertainment Complex.

(2)
Reflects operations included since the August 8, 2000 acquisition of Casino Magic Bay St. Louis casino and Boomtown Biloxi casino.

(3)
Reflects operations included since the April 27, 2001 acquisition of all of the gaming assets of CRC Holdings, Inc. and the minority interest in Louisiana Casino Cruises, Inc.

(4)
Certain prior year amounts have been reclassified to conform to the current year presentation.

(5)
EBITDA consists of income from operations plus depreciation and amortization and earnings from joint venture. EBITDA is presented because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as an indicator of operating performance or any other measure of performance derived in accordance with generally accepted accounting principles.

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

        Our acquisitions of Casino Magic Bay St. Louis, Boomtown Biloxi, Casino Rouge and the management contract for Casino Rama will continue to impact our revenue mix between gaming and pari-mutuel revenues on a prospective basis. We expect that in future periods gaming revenue as a percentage of our total revenues will continue to increase as we continue to focus on our gaming operations. For the years ended December 31, 1999, 2000 and 2001, gaming revenue represented approximately 32%, 54% and 71% of our total revenue, respectively.

Recent and Pending Acquisitions

Casino Magic and Boomtown Biloxi

        On August 8, 2000, we completed our acquisition of the Casino Magic Bay St. Louis casino and the Boomtown Biloxi casino from Pinnacle Entertainment, Inc. for approximately $201.3 million in cash, including acquisition costs of $6.3 million. The purchase price was funded with a portion of the proceeds from our $350 million senior secured credit facility. As a result of the refinancing and repayment of existing debt, we recorded an $11.2 million pre-tax extraordinary charge, which was included in our results of operations for the year ended December 31, 2000. The results of operations for these properties from the period August 8, 2000 to December 31, 2001 are included in the results of operations discussed below.

Casino Rouge and Casino Rama

        On April 27, 2001, we completed our acquisition of Casino Rouge in Baton Rouge, Louisiana and the management contract for Casino Rama in Orillia, Ontario, Canada for approximately $182 million, including the repayment of existing debt of CRC and its subsidiaries. The purchase price of the acquisition was funded by the proceeds of our offering of 11 1/8% senior subordinated notes due 2008, which was completed in March 2001. The results of operations for these properties for the period April 28, 2001 to December 31, 2001 are included in the results of operations discussed below.

Bullwhackers Casino

        In August 2001, we signed an agreement to acquire the operations of Bullwhackers Casino, the adjoining Bullpen Sports Casino and Silver Hawk Saloon and Casino in Black Hawk, Colorado for $6.5 million cash. We expect to close the acquisition in the second quarter of 2002.

Critical Accounting Policies

        Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

Revenue recognition

        In accordance with common industry practice, our casino revenues are the net of gaming wins less losses. Racing revenues include our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and our share of wagering from import and export simulcasting as well as our share of wagering from our OTW's. The vast majority of wagers for both businesses are in the form of cash and we do not grant credit to our customers to a significant extent. Our receivables consist principally of amounts due from simulcasting of our races to other racetracks and their OTWs. We also have receivables due under our management contract with Casino Rama for management fees and for expenses, primarily salaries and wages, payable in accordance with our contract. Historically, we have not experienced any significant bad debts from uncollected receivables.

Recent Accounting Standards

        In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangibles Assets (SFAS 142). SFAS 141 requires the use of the purchase method accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on certain criteria in SFAS 141.

        SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of the other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. Any intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of the other intangible assets within the first interim quarter after adoption of SFAS 142.

        Our previous business combinations were accounted for using the purchase method. As of December 31, 2001, net carrying amount of goodwill is $160.2 million and other intangible assets (management service contract for Casino Rama) is $24.1 million. Amortization expense for goodwill and other intangible assets for the year ended December 31, 2001 was $3.5 million and $1.7 million, respectively. Currently, we are assessing but have not yet determined how the adoption of SFAS 142 will impact our financial position and results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also amends ARB No. 51

"Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Currently, we are assessing but have not determined how the adoption of SFAS 144 will impact our financial position and results of operations.

Results of Operations

        The results of operations by property level for the years ended December 31, 1999, 2000 and 2001 are summarized below (in thousands):

	Revenues			EBITDA(1)
	1999	2000	2001	1999	2000	2001
Charles Town Entertainment Complex	$80,015	$135,290	$193,612	$16,023	$35,469	$51,252
Casino Magic-Bay St. Louis(2)	—	31,571	87,752	—	6,092	18,658
Boomtown Biloxi(2)	—	24,634	70,370	—	3,460	13,546
Casino Rouge(3)	—	—	61,981	—	—	15,444
Casino Rama Management Contract(3)	—	—	8,297	—	—	7,632
Penn National Race Course and its OTWs	55,609	64,364	59,821	9,065	10,380	7,582
Pocono Downs and its OTWs	36,324	37,573	38,945	8,955	7,791	7,127
New Jersey Joint Venture	—	—	—	1,098	2,322	2,531
Corporate eliminations(4)	(1,588)	(1,631)	(1,386)	—	—	—
Corporate overhead	—	—	—	(5,361)	(6,033)	(9,946)
Corporate overhead CRC Holdings(3)	—	—	—	—	—	(490)

Total before non-recurring charges	170,360	291,801	519,392	29,780	59,481	113,336
Non-recurring charges and expenses	—	—	—	(3,284)	—	(1,000)

Total	$170,360	$291,801	$519,392	$26,496	$59,481	$112,336

(1)
EBITDA consists of income from operations plus depreciation and amortization and earnings from joint venture. EBITDA is presented because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as an indicator of operating performance, or any other measure of performance derived in accordance with generally accepted accounting principles.

(2)
Reflects results since the August 8, 2000 acquisition from Pinnacle Entertainment.

(3)
Reflects results since April 27, 2001 acquisition of CRC Holdings, Inc., including corporate overhead at CRC's executive office in Miami, Florida.

(4)
Primarily reflects intracompany transactions related to import/export simulcasting.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

        Revenues for the year ended December 31, 2001 increased by $227.6 million, or 78.0%, to $519.4 million in 2001 from $291.8 million in 2000. Revenues increased at our Mississippi properties by $101.9 million to $158.1 million in 2001 from $56.2 million in 2000 (which represented revenues from the August 8, 2000 acquisition date through December 31, 2000). The CRC properties, which were acquired on April 27, 2001, accounted for $70.3 million of the increase. Revenues also increased at the Charles Town Entertainment Complex by $58.3 million, or 43.1%, to $193.6 million in 2001 from $135.3 million in 2000 as a result of an increase in the number of gaming machines from 1,500 to 2,000 in 2001 and a higher percentage in 2001 of coin-out machines compared to video voucher machines. Revenues from the Pennsylvania racetracks and OTWs decreased by approximately $3.2 million due to a Commonwealth of Pennsylvania racing subsidy of $1.6 million received in 2000 but not in 2001 and a decrease in wagering.

        Operating expenses for the year ended December 31, 2001 increased by $195.0 million, or 79.0%, to $441.7 million in 2001 from $246.7 million in 2000. Operating expenses increased at our Mississippi properties by $87.9 million to $138.4 million in 2001 from $50.5 million in 2000. The CRC properties also accounted for $54.3 million of the increase. Operating expenses increased at the Charles Town Entertainment Complex by $48.3 million, or 46.5%, to $152.2 million in 2001 from $103.9 million in 2000 due in large part to additional gaming machines in 2001 and a higher percentage of more expensive coin-out machines compared to video voucher machines. Operating expenses at the Pennsylvania racetracks and OTWs increased by $.4 million. Corporate overhead increased by $4.2 million, or 64.6%, to $10.7 million in 2001 from $6.5 million in 2000 primarily due to additional corporate staff needed to support the recent acquisitions.

        EBITDA increased by $52.8 million, or 88.7%, to $112.3 million in 2001 from $59.5 million in 2000. EBITDA increased at our Mississippi properties by $22.6 million to $32.2 million in 2001 from $9.6 million in 2000. The CRC properties accounted for $22.6 million of the increase. EBITDA at the Charles Town Entertainment Complex increased by $15.8 million, or 44.5%, to $51.3 million in 2001 from $35.5 million in 2000. The Pennsylvania racetracks and OTWs and New Jersey joint venture EBITDA accounted for a decrease of $3.2 million over last year. Corporate overhead increased by $3.9 million, or 65.0%, to $9.9 million in 2001 from $6.0 million in 2000.

        Net interest expense increased $24.3 million in 2001 due primarily to additional borrowings in August 2000 of approximately $200.0 million to finance the Mississippi acquisitions and $200.0 million in April 2001 to finance the CRC acquisition.

Charles Town Entertainment Complex

        Total revenues for the year ended December 31, 2001 increased by $58.3 million, or 43.1%, to $193.6 million in 2001 from $135.3 million in 2000. Gaming revenues increased by $55.7 million, or 51.0%, to $165.0 million in 2001 from $109.3 million in 2000, primarily due to expansion of the gaming floor, which was completed in December 2000. As a result of the expansion, we added 500 reel-spinning, coin-out gaming machines, bringing the total average number of machines to approximately 2,000 for the year 2001, compared to approximately 1,500 gaming machines for the year 2000. These additional gaming machines and the continued shift in machine mix to a higher percentage of reel-spinning, coin-out machines, resulted in an increase in average win per machine of $224 for the year ended December 31, 2001 compared to $199 for the year ended December 31, 2000. Racing revenues increased by $1.8 million, or 8.9%, to $22.1 million in 2001 from $20.3 million in 2000. This increase was primarily due to 25 additional racing days and an increase in export wagering by $43.1 million, or 28.2%, to $196.2 million as a result of additional racing days and overall larger per day wagering averages. Other revenue increased by $.8 million, or 14.0%, to $6.5 million in 2001 from $5.7 million in 2000 primarily as a result of higher food and beverage revenues from opening of the Sundance Café in November 2000, and expansion of the concession areas, dining room and the buffet.

        Total operating expenses for the year ended December 31, 2001 increased $48.3 million, or 46.5%, to $152.2 million in 2001 from $103.9 million in 2000. The increase was primarily due to an increase in gaming and racing related taxes of $32.5 million attributable to increased gaming and racing revenues and a change in gaming legislation that resulted in higher gaming taxes and a higher net administrative fee paid to the State of West Virginia. Salaries and wages increased by $5.2 million primarily due to additional staffing associated with increased gaming units, gaming square footage and expanded concession and dining facilities. Total marketing expenses increased $1.9 million in 2001 as a result of additional media advertising and promotional campaigns to increase awareness of the facility. Other expenses increased due to an increase in property insurance premiums and operating costs associated with the expanded capacity of the facility. Depreciation and amortization increased by $4.8 million as a result of higher capital expenditures in 2001. EBITDA for the year ended December 31, 2001 increased by $15.8 million, or 44.5%, to $51.3 million in 2001 from $35.5 million in 2000.

Mississippi Casinos

        Operating results in 2000 for Casino Magic Bay St Louis and Boomtown Biloxi only include the period from August 8, 2000 through December 31, 2000. For the year ended December 31, 2001, Casino Magic Bay St. Louis had revenues of $87.8 million consisting mainly of gaming revenue. Operating expenses for Casino Magic totaled $76.5 million consisting of gaming ($44.0 million), other ($6.7 million), general and administrative ($18.4 million), and depreciation and amortization expense ($7.4 million). For the year ended December 31, 2001, Boomtown Biloxi had revenues of $70.4 million consisting mainly of gaming revenue. Operating expenses for Boomtown totaled $61.8 million consisting of gaming ($28.9 million), other ($8.8 million), general and administrative ($19.1 million), and depreciation and amortization expense ($5.0 million). EBITDA for the Mississippi casinos totaled $32.2 million for the period. Our Mississippi casino operations have numerous competitors, many of which have greater name recognition and financial and marketing resources than we do. Competition in the Mississippi gaming markets is significantly more intense than the competition that our gaming operations face in West Virginia or our pari-mutuel operations face in Pennsylvania and New Jersey.

Casino Rouge and Casino Rama

        The CRC acquisition was completed on April 27, 2001 and includes the purchase of Casino Rouge in Baton Rouge, Louisiana, and a management contract to operate Casino Rama in Orillia, Canada. For the period from April 28, 2001 to December 31, 2001, Casino Rouge had revenues of $62.0 million consisting mainly of gaming revenues. Operating expenses for Casino Rouge totaled $51.3 million consisting of gaming ($29.4 million), other ($3.4 million), general and administrative ($13.8 million) and depreciation and amortization expense ($4.7 million). For the period from April 28, 2001 to December 31, 2001, management fees from the Casino Rama management contract totaled $8.3 million for which there was $.7 million of direct operating expenses relating to the associated revenues and amortization of $1.7 million related to the management services contract. EBITDA for Casino Rouge and Casino Rama totaled $22.6 million for the same period.

Penn National Race Course and its OTW Facilities

        Revenues for the year ended December 31, 2001 decreased by $4.6 million, or 7.1%, to $59.8 million in 2001 from $64.4 million in 2000. Live racing revenue accounted for $1.4 million of the decrease as a result of a decline in attendance, inclement weather and smaller fields in the first five months of 2001. Full card simulcasting accounted for $2.0 million of the $4.6 million decline, again due to lower attendance in 2001. Other racing revenue declined by $1.0 million in 2001 compared to 2000 as a result of a Commonwealth of Pennsylvania racing subsidy received in 2000 but not in 2001. Although the Commonwealth passed a similar subsidy measure in 2001, subsidy payments by the Commonwealth were frozen and were not received.

        Operating expenses for the year ended December 31, 2001 decreased by $1.8 million, or 3.2%, to $55.7 million in 2001 from $55.8 million in 2000. Racing-related expenses such as purses, simulcast fees and pari-mutuel taxes declined by $1.6 million, in part due to lower racing revenues. EBITDA for the year ended December 31, 2001 decreased by $2.8 million, or 26.9%, to $7.6 million in 2001 from $10.4 million in 2000.

Pocono Downs and its OTW Facilities

        Revenues for the year ended December 31, 2001 increased by $1.3 million, or 3.4%, to $38.9 million in 2001 from $37.6 million in 2000. Revenues increased approximately $2.3 million due to the opening of a new OTW facility in East Stroudsburg, Pennsylvania, that was in operation for all of 2001 compared to five months in 2000. This increase was offset by a decline of $.6 million as a result of a Commonwealth of Pennsylvania racing subsidy received in 2000 but not in 2001, and a net decline in revenues at the other Pocono Downs OTWs.

        Operating expenses for the year ended December 31, 2001 increased by $2.3 million, or 7.2%, to $34.2 million in 2001 from $31.9 million in 2000. Other operating expenses, administrative expense and concessions expenses increased $.9 million to $11.6 million compared to $10.7 million for the same period the previous year due to a full year of operations at the East Stroudsburg OTW. Racing-related expenses, such as purses, simulcast fees and pari-mutuel taxes, increased $1.0 million, in part due to higher racing revenues. For the year ended December 31, 2001 EBITDA decreased by $.7 million to $7.1 million in 2001 from $7.8 million in 2000.

Corporate Overhead Expenses

        Corporate overhead expenses increased by $4.2 million, or 64.6%, to $10.7 million in 2001 from $6.5 million in 2000. Salaries and wages, payroll taxes, employee benefits, relocation expenses and office rent increased by $2.0 million due to the addition of new staff at the corporate office to support the Mississippi and CRC acquisitions. Liability insurance increased by $.5 million due to increased limits for general liability, fiduciary and directors and officers liability insurance and increased insurance rates as a result of market conditions. Consulting and professional services increased by $1.0 million due to acquisition-related activities and regulatory expenses. Travel expenses increased by $.4 million as a result of supporting properties in Mississippi, Louisiana and Canada.

New Jersey Joint Venture

        We have an investment in Pennwood Racing, Inc., which operates Freehold Raceway in New Jersey and, until May 2001, operated Garden State Park. In May 2001, Garden State Park was sold and the joint venture ceased operating Garden State Park. Our 50% share of net income was $2.5 million in 2001 compared to $2.3 million in 2000 and was recorded as other income on the income statement. The increase in the joint venture's net income is due in part to impairment expenses recorded in December 2000 related to the then-proposed May 2001 closure of Garden State Park and decreased interest expense in 2001, offset by the decrease in operating income in 2001 as a result of the closure of Garden State Park.

Non-recurring Charges and Expenses

        Non-recurring charges and expenses for the year ended December 31, 2001 were $1.0 million as a result of the settlement of the Showboat litigation.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

        Revenues for the year ended December 31, 2000 increased 71.2% or $121.4 million to $291.8 million, from $170.4 for the year ended December 31, 1999. Operating expenses increased 61.6%, or $94.6 million, to $248.2 million in 2000, from $153.6 million in 1999. The increases in revenues and operating expenses were primarily a result of the Casino Magic and Boomtown Biloxi acquisition in August 2000, the change to more reel-spinning, coin-out gaming machines at the Charles

Town Entertainment Complex and the addition of 500 new machines at Charles Town. As a result, income from operations increased 160.5%, or $26.8 million, to $43.5 million in 2000 from $16.7 million in 1999. Total other expense increased 138.7%, or $8.6 million, to $14.8 million in 2000 from $6.2 million in 1999. Net interest expenses increased $9.9 million in 2000 due to additional borrowings of $200 million to finance the Mississippi acquisition. Earnings from the New Jersey joint venture increased by $1.2 million compared to 1999. Taxes on income increased by 168.4% or $6.4 million due to the factors discussed above. Income before extraordinary item was $18.6 million in 2000 compared to net income of $6.7 million in 1999. In 2000, we incurred an extraordinary charge net of taxes of $6.6 million for the early extinguishment of debt; after giving effect to this change, our net income was $12.0 million for the year ended December 31, 2000.

Charles Town Entertainment Complex

        Revenues increased at Charles Town by approximately $55.3 million, or 69.1%, to $135.3 million in 2000 from $80.0 million in 1999. Gaming revenue increased by $53.9 million, or 97.3%, to $109.3 million in 2000 from $55.4 million in 1999 due to the addition of 136 new video lottery machines in mid-1999, 565 new reel-spinning, coin-out gaming machines in late-1999 and 452 gaming machines in the OK Corral slots center, which opened on November 25, 2000. The average number of machines in play increased to 1,494 in 2000 from 923 in 1999 and the average win per machine increased to $199 in 2000 from $163 in 1999. Racing revenue increased by $1.0 million, or 5.2%, to $20.3 million in 2000 from $19.3 million in 1999. This increase is due primarily to a change in the schedule from a Wednesday afternoon race program to a Thursday evening race program in 2000 to accommodate export simulcasting. Charles Town began exporting its live race program to tracks across the country on June 5, 1999 and generated export simulcasting revenues of $2.2 million in 2000 compared to $1.0 million in 1999. Operating expenses increased by $36.5 million, or 54.2%, to $103.9 million in 2000 from $67.4 million in 1999. The increase was primarily due to an increase in gaming expenses of $30.1 million, or 86.0%, to $65.1 million in 2000 from $35.0 million in 1999. This increase was mainly due to increased lottery taxes, purses, salaries and wages and administrative expenses related to the increase in gaming revenues. Racing, other and general and administrative expenses increased by $4.1 million, or 13.4%, to $34.7 million in 2000 from $30.6 million in 1999. The increase was due to an increase in direct costs associated with additional wagering on horse racing and gaming machine play, the addition of gaming machines and floor space (new temporary facility for gaming machines and the opening of the OK Corral slot center), export simulcast expenses and expanded concession and dining capability and capacity. Depreciation expense increased by $2.3 million, or 127.8%, to $4.1 million in 2000 from $1.8 million in 1999 due to additional gaming machines and improvements in 2000. EBITDA attributable to Charles Town increased by $19.5 million, or 121.9%, to $35.5 million in 2000 from $16.0 million in 1999.

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

Pocono Downs and its OTW Facilities

        Revenues at Pocono Downs increased by $1.3 million, or 3.6%, to $37.6 million in 2000 from $36.3 million in 1999. Pari-mutuel wagering was $161.6 million in 2000 compared to $160.2 million in 1999. Operating expenses increased by approximately $2.4 million, or 8.1%, to $31.9 million in 2000 from $29.5 million in 1999. The increase was primarily due to an increase in racing expenses of $2.0 million, or 9.9%, to $22.3 million in 2000 from $20.3 million in 1999. The opening of the new OTW facility in East Stroudsburg, Pennsylvania, and the increase in purse expense per the terms of the new Horsemen's contract executed in January 2000 accounted for most of the increase in expenses. EBITDA decreased $1.2 million, or 13.3%, to $7.8 million in 2000 from $9.0 million in 1999.

Corporate Overhead Expenses

        Corporate overhead expenses increased by $0.7 million, or 13.2%, to $6.0 million in 2000 from $5.3 million in 1999. Salaries and wages, payroll taxes, and benefits increased by $0.7 million due to new positions created for business development, employee training, and marketing. Expenses also increased for SEC and annual reporting ($73,000), office space ($30,000) and corporate travel for acquisitions and Mississippi operations ($246,000). These increases were partially offset by a decrease in outside services, professional fees and consulting fees in the amount of $0.4 million.

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

        Net cash provided by operating activities was $85.8 million for the year ended December 31, 2001. This consisted of net income ($24.4 million), adjusted for non-cash reconciling items ($36.8 million) and net increases in current liability accounts along with net decreases in current asset accounts ($24.6 million), net of assets and liabilities acquired in the CRC acquisition. Net income, non-cash items and the net change in the balance sheet accounts increased by $12.4 million, $12.3 million and $19.1 million, respectively, in 2001 as compared to 2000.

        Cash flows used in investing activities totaled $216.3 million for the year ended December 31, 2001. Expenditures for property, plant, and equipment totaled $41.5 million and included renovations of the buffet restaurant and new hotel construction at Casino Magic Bay St. Louis ($18.0 million), new gaming equipment at Casino Magic ($1.6 million), new gaming equipment and slot system at Boomtown Biloxi ($2.4 million), land and building acquisitions at the Charles Town Entertainment Complex ($1.0 million), the OK Corral slot center at Charles Town ($0.6 million), property additions at Charles Town ($0.3 million), construction of parking garage and expansion at Charles Town ($3.2 million), construction and design of a steak house at Casino Rouge ($1.6 million), other small projects ($1.3 million) and maintenance capital expenditures at our properties ($11.5 million). The CRC acquisition totaled $182.7 million. Cash received from the New Jersey joint venture totaled $2.9 million. Cash in escrow decreased by $4.6 million as a result of the closing of the CRC acquisition on April 27, 2001.

        Cash flows from financing activities provided net cash flow of $145.6 million for the year ended December 31, 2001. Aggregate proceeds from the issuance of notes were $200.0 million, a portion of which were used to pay financing costs associated with the issuance ($6.9 million). Principal payments on long-term debt under our existing credit facility, net of additional borrowings on the revolving line of credit, were $50.4 million. Proceeds from the exercise of stock options totaled $2.9 million.

Capital Expenditures

        The following table summarizes our planned capital expenditures, other than maintenance capital expenditures, by property level for fiscal years ended December 31, 2002 and 2003:

	Year Ending December 31,
	2002	2003
	(in thousands)
Property
Charles Town Entertainment Complex	$41,400	$10,000
Casino Magic Bay St. Louis	20,700	—
Boomtown Biloxi	—	4,500
Bullwhackers Casino(1)	9,000	—

Totals	$71,100	$14,500

(1)
Pending acquisition.

        Beginning in late 2001 and continuing through the end of 2002, we expect to expend significant amounts on capital expenditures at the Charles Town Entertainment Complex and Casino Magic Bay St. Louis. At Charles Town, we expect to spend an additional $41.4 million in 2002 on capital expenditures that were begun in 2001. Specifically, we expect to complete construction of a structured parking facility, at an estimated additional cost of $10.2 million in 2002, and expand the gaming and entertainment facility at Charles Town, at an estimated cost of $31.2 million in 2002, which includes the purchase of 500 additional gaming machines. In 2003, we expect to expend approximately $10.0 million to purchase and install an additional 1,000 machines at Charles Town. On February 28, 2002, the West Virginia Lottery Commission approved our request to add up to 1,500 additional gaming machines to the 2,000 machines already in place at Charles Town. Depending on future market conditions in the West Virginia gaming market, we will continue to evaluate our plans to build a 300-room hotel at Charles Town.

        At Casino Magic, we have begun construction of a 300-room hotel with meeting and conference facilities, three new restaurant venues, renovations to the existing buffet restaurant and certain amenities to the gaming floor. Through December 31, 2001, we spent approximately $18.0 million on these projects. In 2002, we expect to spend an additional $20.7 million to complete these projects.

        In January 2002, we signed an option to purchase approximately 4 acres of land adjacent to our Boomtown Biloxi property for $4.0 million. The purchase is contingent upon receiving certain governmental and third-party consents, authorizations, approvals and licenses which we expect could occur in 2003. If successful, we expect to use the land for additional parking for our Boomtown facility. In addition, we expect to make certain property improvements in 2003 at Boomtown at a cost of approximately $0.5 million.

        On August 30, 2001, we entered into a definitive agreement to acquire all of the assets of the Bullwhackers Casino operations, in Black Hawk, Colorado, from Colorado Gaming and Entertainment Co., a subsidiary of Hilton Group plc, for $6.5 million in cash. The Bullwhackers assets consist of the Bullwhackers Casino, the adjoining Bullpen Sports Casino, the Silver Hawk Saloon and Casino, an administrative building and a 475-car parking area, all located in Black Hawk, Colorado. The Bullwhackers properties comprise a total of 63,800 square feet of interior space, 20,700 square feet of which is devoted to gaming, consisting of 1,002 slot machines and 16 table games. The properties are located on leased land as well as 3.25 acres of land included in the acquisition, much of which is utilized for parking. We currently expect that the transaction will close in the second quarter of 2002. As of December 31, 2001, we had made a deposit of $500,000 under the terms of the agreement. In the year 2002, we expect to spend $9.0 million for the acquisition, closing costs and improvements to the Bullwhackers Casino.

        For 2002 and 2003, we expect to expend approximately between $14.0 million and $16.0 million each year for maintenance capital expenditures at our properties.

        We expect to use cash generated from operations and cash available under the revolver portion of our existing senior secured credit facility to fund our anticipated capital expenditure and maintenance capital expenditures in 2002 and 2003. See "—Outlook" below.

Senior Secured Credit Facility

        On August 8, 2000, we entered into a $350 million senior secured credit facility with a syndicate of lenders led by Lehman Brothers Inc. and CIBC World Markets Corp. that replaced our then-existing credit facilities. The credit facility is comprised of a $75 million revolving credit facility maturing on August 8, 2005, a $75 million Tranche A term loan maturing on August 8, 2005 and a $200 million Tranche B term loan maturing on August 8, 2006. Up to $10 million of the revolving credit facility may be used for the issuance of standby letters of credit, of which there was $2.6 million outstanding as of December 31, 2001. In addition, up to $10 million of the revolving credit facility also may be used for short-term credit to be provided to us on a same-day basis, which must be repaid within five days.

        At our option, the revolving credit facility and the Tranche A term loan may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 3.25%, in either case with the applicable rate based on our total leverage. At our option, the Tranche B term loan may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.25%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 4.00%, in either case with the applicable rate based on our total leverage. The eurodollar rate is defined as the rate that appears on page 3750 of the Dow Jones Telerate Screen as of 11:00 a.m. London time two days before the applicable funding date (adjusted for statutory reserve requirements for eurocurrency liabilities) at which eurodollar deposits for one, two, three or six months, as selected by us, are offered in the interbank eurodollar market. At December 31, 2001, the weighted average loan rate for the Tranche A and Tranche B loans was 8.4%. In addition, as of December 22, 2000, we entered into a $100.0 million interest rate swap contract obligating us to pay a fixed rate of 5.825% against a variable interest rate based on the 90-day LIBOR rate, which expires on December 22, 2003. On August 3, 2001, we entered into a $36.0 million interest rate swap contract obligating us to pay a fixed rate of 4.8125% against a variable interest rate based on the 90-day LIBOR rate, which expires on June 30, 2004.

        As of December 31, 2001, $61.9 million was outstanding on the Tranche A term loan, $197.0 million was outstanding on the Tranche B term loan and there was no outstanding balance under the revolving credit portion of the facility. Proceeds from the credit facility to date have been used to finance the acquisition of the Mississippi properties, to replace our existing term loan and revolving credit facilities, to complete a tender offer for our 1997 senior notes and for working capital purposes.

11 1/8% Senior Subordinated Notes due 2008

        On March 12, 2001, we completed a private offering of $200,000,000 of our 11 1/8% senior subordinated notes due 2008. The net proceeds of the 11 1/8% notes were used, in part, to finance our acquisition of Casino Rouge and the management contract at Casino Rama, including the repayment of certain existing indebtedness at CRC. Interest on the 11 1/8% notes is payable on March 1 and September 1 of each year. The 11 1/8% notes mature on March 1, 2008. As of February 28, 2002, all of the principal amount of the 11 1/8% notes are outstanding.

        We may redeem all or part of the 11 1/8% notes on or after March 1, 2005 at certain specified redemption prices. Prior to March 1, 2004, we may redeem up to 35% of the 11 1/8% notes from proceeds of certain sales of our equity securities. The 11 1/8% notes also are subject to redemption requirements imposed by state and local gaming laws and regulations.

        The 11 1/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of our current and future wholly-owned domestic subsidiaries. The 11 1/8% notes rank equally with our future senior subordinated debt and junior to our senior debt, including debt under our senior credit facility. In addition, the 11 1/8% notes will be effectively junior to any indebtedness of our non-U.S. or unrestricted subsidiaries, none of which have guaranteed the 11 1/8% notes.

        The 11 1/8% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933. On July 30, 2001, we completed an offer to exchange the 11 1/8% notes and guarantees for 11 1/8% notes and guarantees registered under the Securities Act having substantially identical terms.

Recent Financing Transactions

  —Equity Offering

        On February 20, 2002, we completed a public offering of 4,600,000 shares of our common stock at a public offering price of $30.50 per share. Of the common shares sold in the offering, 3,350,000 shares were sold by us and 1,250,000 shares were sold by The Carlino Family Trust, a related party. We have used the net proceeds from the offering, totaling approximately $96.1 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under the existing senior secured credit facility. We did not receive any proceeds from the offering by The Carlino Family Trust.

  —8 7/8% Senior Subordinated Notes due 2010

        On February 28, 2002, we completed a public offering of $175,000,000 of our 8 7/8% senior subordinated notes due 2010. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2002. The 8 7/8% notes mature on March 15, 2010. As of February 28, 2002, all of the principal amount of the 8 7/8% notes is outstanding. We have used the net proceeds from the offering, totaling approximately $170.1 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under the existing senior secured credit facility.

        We may redeem all or part of the 8 7/8% notes on or after March 15, 2006 at certain specified redemption prices. Prior to March 15, 2005, we may redeem up to 35% of the 8 7/8% notes from proceeds of certain sales of our equity securities. The 8 7/8% notes also are subject to redemption requirements imposed by state and local gaming laws and regulations.

        The 8 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of our current and future wholly-owned domestic subsidiaries. The 8 7/8% notes rank equally with our future senior subordinated debt, including the 11 1/8% senior subordinated notes, and junior to our senior debt, including debt under our senior credit facility. In addition, the 8 7/8% notes will be effectively junior to any indebtedness of our non-U.S. or unrestricted subsidiaries, none of which have guaranteed the 8 7/8% notes.

        Although we repaid the term indebtedness under the existing senior secured credit facility, we did not cancel the related interest rate swap agreements. We continue to maintain these agreements. The changes in the fair values of the interest rate swaps as well as the amortization of the amounts recorded in other comprehensive income will be recognized as components of interest expense subsequent to the payoff of the floating rate debt.

Commitments and Contingencies

  —Contractual Cash Obligations

        As discussed above, in February 2002 we completed public offerings of common stock and 8 7/8% senior subordinated notes and used the proceeds of those offerings to repay the outstanding term loan indebtedness under the senior secured credit facility. As of March 8, 2002, there was no indebtedness outstanding under the credit facility and there was approximately $71.0 million available for borrowing under the revolving credit portion of the credit facility. The following table reflects these recent offerings and the repayment of the senior secured credit facility as of March 8, 2002.

		Payments Due By Period
	Total	2002	2003 - 2004	2005 - 2006	2007 and After
	(in thousands)
Senior secured credit facility(1)	$—	$—	$—	$—	$—
11 1/8% senior subordinated notes due 2008(2)
Principal	200,000	—	—	—	200,000
Interest	159,458	22,250	44,500	44,500	48,208
8 7/8% senior subordinated notes due 2010(3)
Principal	175,000	—	—	—	175,000
Interest	124,248	7,766	31,063	31,063	54,356
Operating leases	11,929	3,530	5,474	1,978	947
Bullwhackers Casino purchase agreement	6,500	6,500	—	—	—

Total	$677,135	$40,046	$81,037	$77,541	$478,511

(1)
Subsequent to December 31, 2001, we completed public offerings of common stock and 8 7/8% senior subordinated notes and used the proceeds of those offerings to repay the outstanding term loan indebtedness under the credit facility. As of March 8, 2002, there was no indebtedness outstanding under the credit facility and there was approximately $71.0 million available for borrowing under the revolving credit portion of the credit facility.

(2)
The $200.0 million aggregate principal amount of 11 1/8% notes matures on March 1, 2008. Interest payments of approximately $11.1 million are due on each March 1 and September 1 until March 1, 2008.

(3)
The $175.0 million aggregate principal amount of 8 7/8% notes matures on March 15, 2010. Interest payments of approximately $7.8 million are due on each March 15 and September 15 until March 15, 2010.

  —Other Commercial Commitments

        The following table presents our material commercial commitments as of March 8, 2002 for the following future periods:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	2002	2003 - 2004	2005 - 2006	2007 and After
	(in thousands)
Revolving Credit Facility(1)	$70,600	$—	$—	$70,600	$—
Letters of Credit(1)	4,400	4,400	—	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	10,400	767	9,633	—	—

Total	$85,400	$5,167	$9,633	$70,600	$—

(1)
The available balance under the revolving portion of the $75.0 senior secured credit facility is diminished by outstanding letters of credit.

(2)
In connection with our 50% ownership interest in Pennwood Racing, our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood's lender to guarantee up to 50% of Pennwood's $23.0 million term loan. Our obligation as of March 8, 2002 under this guarantee is approximately $10.4 million.

  —Litigation

        On August 20, 2001, Showboat Development Company brought a lawsuit against us and certain other parties related to the Charles Town Entertainment Complex. The suit alleges, among other things, that our operation of coin-out video lottery terminals at the Charles Town facility constitutes the operation of a casino, thereby triggering Showboat's option to manage the casino. The suit also alleges that our March 2000 acquisition of the 11% minority interest in Charles Town Races from BDC Group, our former joint venture partner, was made in violation of a right of first refusal that Showboat holds from BDC covering the sale of any interest in any casino at Charles Town Races. We filed in federal district court in Nevada a motion to dismiss this action for lack of personal jurisdiction and, in the alternative, a motion to transfer the case to the state of West Virginia. On January 25, 2002, the district court granted our motion to dismiss. On February 13, 2002, Showboat filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania. The substance of the lawsuit was substantially similar to Showboat's previous claim filed in Nevada. On March 28, 2002, Penn National and Showboat agreed to settle all litigation related to this matter. Under the settlement, we agreed to make a one-time payment of $1 million to Showboat, which was recognized in general and administrative expenses in our operating results for the fourth quarter of 2001.

        In July 2001, a lawsuit was filed against us by certain surveillance employees at the Charles Town facility claiming that our surveillance of those employees during working hours was improper. The lawsuit claims damages of $7.0 million and punitive damages of $15.0 million. We currently are conducting discovery in the case but, at this time, believe that all of the claims of the employees are without merit. On February 12, 2002, we filed a motion for summary judgment that is pending before the court. We intend to vigorously defend ourselves against this action and do not believe that this action will have a material adverse effect on our financial condition or results of operations.

        In January 2002, an employee at our Charles Town facility initiated a suit against us alleging invasion of privacy. The employee claims in the suit that she was subjected to an involuntary strip search by other Charles Town employees as part of a theft investigation and is seeking punitive damages. The lawsuit claims damages of $0.5 million and punitive damages of $3.5 million. We believe we have meritorious defenses and intend to vigorously defend ourselves against this suit.

        We also are parties to certain other litigation but do not believe it will have a material adverse effect on our financial condition or results of operations if any of these legal proceedings were adversely adjudicated or settled. Furthermore, the nature of our business subjects us to the risk of lawsuits filed by customers and others.

  —Interest Rate Swap Agreements

        See "Quantitative and Qualitative Disclosures About Market Risk" below.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We currently use interest rate swaps to assist in managing interest incurred on our long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument. On December 20, 2000, we entered into a forward interest rate swap with a notional amount of $100 million, which has an effective date of December 22, 2000 and a termination date of December 22, 2003. Under this agreement, we pay a fixed rate of 5.835% against a variable interest rate based on the 90-day LIBOR rate. On August 3, 2001, we entered into a forward interest rate swap with a notional amount of $36 million, which has an effective date of August 7, 2001 and a termination date of June 30, 2004. Under this agreement, we pay a fixed rate of 4.8125% against a variable interest rate based on the 90-day LIBOR rate. At December 31, 2001, the 90-day LIBOR rate was 1.92%. We entered into these interest rate swap agreements to reduce the impact of future variable interest payments related to our senior secured credit facility. We account for the interest rate swap agreements as cash flow hedges. The changes in the fair values of the interest rate swaps are recorded as adjustments to accrued interest in the accompanying consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, which as of December 31,

2001 amounted to $3.8 million, net of an income tax benefit of $2.0 million. Any hedge ineffectiveness was not material for the year ended December 31, 2001. Amounts recorded in accumulated other comprehensive income will be amortized as an adjustment to interest expense over the term of the related derivative. We estimate $1.8 million of net derivative losses included in other comprehensive income will be reclassified into interest expense within the next twelve months.

        The interest rate swap agreements hedge a portion of our exposure on our outstanding floating rate obligations, which were $258.9 million at December 31, 2001. For the year ended December 31, 2001, we increased interest expense by approximately $1.7 million as a result of the interest rate swap agreements. We are exposed to credit loss in the event of nonperformance by our counter parties to the interest rate swap agreements. We do not anticipate nonperformance by these financial institutions, and no material loss would be expected from the nonperformance of these financial institutions.

        Although we repaid the term indebtedness under the existing senior secured credit facility, we did not cancel the related interest rate swap agreements. We continue to maintain these agreements. The changes in the fair values of the interest rate swaps as well as the amortization of the amounts recorded in other comprehensive income will be recognized as components of interest expense subsequent to the payoff of the floating rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

Penn National Gaming, Inc. and subsidiaries
Wyomissing, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP
Philadelphia, Pennsylvania January 25, 2002, except for Note 12, which is as of March 28, 2002.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2000	2001
	(In thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$23,287	$38,378
Receivables	10,341	19,367
Prepaid expenses and other current assets	5,312	7,751
Prepaid income taxes	1,905	—
Deferred income taxes	—	4,610

Total current assets	40,845	70,106

Property, plant and equipment, at cost
Land and improvements	81,177	82,981
Building and improvements	142,753	226,478
Furniture, fixtures and equipment	79,606	104,215
Transportation equipment	1,015	1,175
Leasehold improvements	11,704	11,795
Construction in progress	3,643	21,338

	319,898	447,982
Less accumulated depreciation and amortization	31,582	58,063

	288,316	389,919

Other assets
Investment in and advances to unconsolidated affiliates	14,584	14,187
Cash in escrow	5,107	500
Excess of cost over fair market value of net assets acquired net of accumulated amortization of $3,858 and $7,371, respectively	78,161	160,210
Management service contract (net of accumulated amortization of $1,695)	—	24,050
Deferred financing costs, net	9,585	14,090
Miscellaneous	3,302	6,315

Total other assets	110,739	219,352

	$439,900	$679,377

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$11,390	$15,141
Accounts payable	18,436	18,975
Accrued expenses	6,913	19,623
Accrued interest	1,289	14,263
Accrued salaries and wages	3,957	13,533
Taxes, other than income taxes	2,816	5,272
Income taxes	—	180
Other current liabilities	4,489	5,108

Total current liabilities	49,290	92,095

Long-term liabilities
Long-term debt, net of current maturities	297,909	443,768
Deferred income taxes	13,480	40,249

Total long-term liabilities	311,389	484,017

Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; no shares issued	—	—
Common stock, $.01 par value, authorized 200,000,000 shares; shares issued 15,459,175 and 15,933,425, respectively	155	160
Treasury stock, at cost 424,700 shares	(2,379)	(2,379)
Additional paid-in capital	39,482	43,605
Retained earnings	41,963	65,721
Accumulated other comprehensive loss	—	(3,842)

Total shareholders' equity	79,221	103,265

	$439,900	$679,377

See accompanying notes to consolidated financial statements

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

	Year ended December 31,
	1999		2000	2001
	(In thousands, except per share data)
Revenues
Gaming		$55,415	$159,589	$366,166
Racing		102,827	113,230	112,243
Management service fee		—	—	8,297
Other revenue		12,118	18,982	32,686

Total revenues		170,360	291,801	519,392

Operating expenses
Gaming		34,951	94,087	202,198
Racing		68,808	77,063	78,509
Other		11,173	18,776	33,852
General and administrative		30,030	44,716	95,028
Depreciation and amortization		7,733	12,039	32,093

Total operating expenses		152,695	246,681	441,680

Income from operations		17,665	45,120	77,712
Other income (expense)
Interest expense		(9,613)	(20,644)	(46,097)
Interest income		1,368	1,875	3,016
Earnings from joint venture		1,098	2,322	2,531
Other		(8)	39	(796)

Total other expense		(7,155)	(16,408)	(41,346)

Income before income taxes and extraordinary item		10,510	28,712	36,366
Taxes on income		3,777	10,137	12,608

Income before extraordinary item		6,733	18,575	23,758
Extraordinary item, loss on early extinguishment of debt, net of income taxes of $4,615		—	(6,583)	—

Net income		$6,733	$11,992	$23,758

Per share data
Basic
Income before extraordinary item		$.45	$1.24	$1.55
Extraordinary item		—	(.44)	—

Net income		$.45	$.80	$1.55

Diluted
Income before extraordinary item	$	..44	$1.20	$1.49
Extraordinary item		—	(.42)	—

Net income		$.44	$.78	$1.49

Weighted shares outstanding
Basic		14,837	14,968	15,327
Diluted		15,196	15,443	15,918

See accompanying notes to consolidated financial statements

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity and Comprehensive Income

	Common Stock					Accumulated Other Comprehensive Loss
			Treasury Stock	Additional Paid-In Capital	Retained Earnings			Comprehensive Income
	Shares	Amount					Total
	(In thousands, except share data)
Balance, December 31, 1998	15,164,080	$152	$(2,379)	$38,025	$23,238	$—	$59,036	$—
Exercise of stock options and warrants	150,095	1	—	502	—	—	503	—
Net income for the year	—	—	—	—	6,733	—	6,733	—

Balance, December 31, 1999	15,314,175	153	(2,379)	38,527	29,971	—	66,272	—
Exercise of stock options including tax benefit of $265	145,000	2	—	955	—	—	957	—
Net income for the year	—	—	—	—	11,992	—	11,992	—

Balance, December 31, 2000	15,459,175	155	(2,379)	39,482	41,963	—	79,221	—
Exercise of stock options including tax benefit of $1,196	474,250	5	—	4,123	—	—	4,128	—
Fair market value of swap agreement, net of income tax benefit of $2,043	—	—	—	—	—	(3,794)	(3,794)	(3,794)
Foreign currency translation adjustment	—	—	—	—	—	(48)	(48)	(48)
Net income for the year		—	—	—	23,758	—	23,758	23,758

Balance, December 31, 2001	15,933,425	$160	$(2,379)	$43,605	$65,721	$(3,842)	$103,265	$19,916

See accompanying notes to consolidated financial statements

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	1999	2000	2001
	(In thousands)
Cash flows from operating activities
Net income	$6,733	$11,992	$23,758
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,733	12,039	32,093
Amortization of deferred financing costs charged to interest expense	946	1,555	2,444
Loss on sale of fixed assets	—	—	809
Earnings from joint venture	(1,098)	(2,322)	(2,531)
Extraordinary loss on early extinguishment of debt, before income tax benefit	—	11,198	—
Deferred income taxes	910	3,278	6,959
Tax benefit from stock options exercised	—	265	1,196
Decrease (increase), net of business acquired, in
Receivables	(939)	(5,562)	2,226
Prepaid expenses and other current assets	338	(3,663)	(546)
Prepaid income taxes	(229)	(817)	1,905
Miscellaneous other assets	(202)	(2,025)	(1,149)
Increase (decrease), net of business acquired, in
Accounts payable	3,993	8,226	(2,473)
Accrued expenses	1,744	2,385	(4,663)
Accrued interest	(35)	856	12,974
Accrued salaries and wages	346	2,859	9,576
Taxes, other than income taxes	988	1,325	2,456
Income taxes payable	—	—	180
Other current liabilities	1,233	224	619

Net cash provided by operating activities	22,461	41,813	85,833

Cash flows from investing activities
Expenditures for property, plant and equipment	(13,243)	(27,295)	(41,511)
Proceeds from sale of property and equipment		151	299
(Investment in and advances to) and distributions from joint venture	(11,764)	511	2,928
Acquisition of businesses, net of cash acquired	251	(203,030)	(182,658)
(Increase) decrease in cash in escrow	(5,000)	(107)	4,607

Net cash used in investing activities	(29,756)	(229,770)	(216,335)

Cash flows from financing activities
Proceeds from exercise of options and warrants	503	692	2,932
Proceeds from long-term debt	24,350	323,395	211,000
Principal payments on long-term debt	(11,393)	(105,185)	(61,389)
Increase in unamortized financing cost	(3,557)	(10,407)	(6,950)
Payment of tender fees on senior notes	—	(6,685)	—

Net cash provided by financing activities	9,903	201,810	145,593

Net increase in cash and cash equivalents	2,608	13,853	15,091
Cash and cash equivalents at beginning of year	6,826	9,434	23,287

Cash and cash equivalents at end of year	$9,434	$23,287	$38,378

See accompanying notes to consolidated financial statements

Penn National Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

        Penn National Gaming, Inc. (the "Company") owns and operates the Charles Town Entertainment Complex in Charles Town, West Virginia, which features gaming machines and live thoroughbred racing; two Mississippi casinos: the Casino Magic Bay St. Louis casino, hotel, golf resort and marina in Bay St. Louis, and the Boomtown Biloxi casino in Biloxi; Louisiana Casino Cruises, Inc. ("LCCI") which owns and operates the Casino Rouge, a riverboat gaming facility in Baton Rouge, Louisiana; CRC Holdings, Inc. ("CRC") which has a management contract for the operation of Casino Rama, a casino located approximately ninety miles north of Toronto, Canada on the Chippewas of Mnjikaning First Nation land and two racetracks and eleven off-track wagering (OTW) facilities located in Pennsylvania. The Company also owns a 50% interest in Pennwood Racing, Inc., a joint venture that operates Freehold Raceway in New Jersey.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenues

        In accordance with common industry practice, casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary rooms, food and beverage furnished gratuitously to customers. The estimated cost of providing these promotional allowances (which are netted against gross revenue) during the years ended December 31, 2000 and 2001 was $8,806,000 and $24,579,000, respectively. These complimentary items were not significant to the Company's total revenues prior to 2000 when the Company operated primarily as a pari-mutuel company.

        Racing revenues include the Company's share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and the Company's share of wagering from import and export simulcasting, as well as its share of wagering from its OTW's.

Management Service Fee

        Revenues from the management service contract for Casino Rama (see Note 2) are based upon contracted terms and are recognized when the services are performed.

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

        Amortization of the management service contract for Casino Rama is computed by the straight-line method through July, 2011, the expiration date of the agreement.

        The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 2001, the Company has determined that no impairment has occurred.

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

Net Income Per Common Share

        Basic net income per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net income per share reflects the potential dilution of net income per share that could result upon the exercise of outstanding stock options to purchase the Company's common stock (using the treasury stock method). Shares of common stock from dilutive stock options included in the denominator for the calculation of diluted earnings per share were 359,000, 475,000 and 591,000 shares at December 31, 1999, 2000 and 2001, respectively.

        Options to purchase 590,000, 590,500, and 68,000 shares of common stock, with average exercise prices per share of $16.74, $17.14 and $19.61 were outstanding at December 31, 1999, 2000 and 2001, respectively. These options were not included in the computations of diluted earnings per common share for the respective years because the exercise prices of the options were greater than the average market prices of the common stock during the respective periods. These options expire at various times between October 2002 and January 2011.

Deferred Financing Costs

        Deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness using the interest method adjusted to reflect any early repayments.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

        The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. At December 31, 2001, and during the year then ended the Company had bank deposits and overnight repurchase agreements which, at times, exceeded federally insured limits.

        Concentration of credit risk, with respect to receivables, is limited through the Company's credit evaluation process. The Company does not require collateral on its receivables. The Company's receivables consist principally of amounts due from other racetracks and their OTWs and $9.3 million due from Casino Rama for management service fees of $1.1 million and reimbursement of $8.2 million of expenses to be paid on behalf of Casino Rama as of December 31, 2001. The payable on behalf of

Casino Rama is included in accrued salaries and wages in the accompanying consolidated balance sheet as of December 31, 2001. Historically, the Company has not incurred any significant credit-related losses.

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

        Financial Accounting Standards Board ("FASB") Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," and Statement No. 138 (SFAS 138), "Accounting for Derivative Instruments and Hedging Activities—an amendment of SFAS 133," were effective for fiscal years beginning after June 15, 2000—fiscal year 2001 for the Company. The Company has conducted evaluations of hedging policies and strategies for existing and anticipated future derivative transactions. Adoption of these statements as of January 1, 2001 did not have a significant effect on the Company's financial statements. Recognition of derivative assets or liabilities on the balance sheet with market value adjustments recognized in other comprehensive income was not material at January 1, 2001.

Recent Accounting Standards

        In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangibles Assets (SFAS 142). SFAS 141 requires the use of the purchase method accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.

SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on certain criteria in SFAS 141.

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

        The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, net carrying amount of goodwill is $160.2 million and other intangible assets (management service contract for Casino Rama) is $24.1 million. Amortization expense for goodwill and other intangible assets for the year ended December 31, 2001 was $3.5 million and $1.7 million, respectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also amends ARB No. 51 "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Currently, the Company is assessing but has not determined how the adoption of SFAS 144 will impact its financial position and results of operations.

Reclassification

        Certain prior years amounts have been reclassified to conform to the current year presentation.

2. Acquisitions

CRC

        On April 27, 2001, the Company completed its acquisitions of (i) CRC Holdings, Inc. ("CRC") from the shareholders of CRC and (ii) the minority interest in Louisiana Casino Cruises, Inc. ("LCCI") not owned by CRC from certain shareholders (together, the "CRC Acquisition"). The CRC Acquisition was accomplished pursuant to the terms of Agreement and Plan of Merger among CRC Holdings, Inc., Penn National Gaming, Inc., Casino Holdings, Inc. and certain shareholders of CRC Holdings, Inc., dated as of July 31, 2000 (the "Merger Agreement"), and a Stock Purchase Agreement by and among

Penn National Gaming, Inc. and certain shareholders of LCCI, dated as of July 31, 2000. Under the Merger Agreement, CRC merged with Casino Holdings, Inc., a wholly owned subsidiary of the Company (the "Merger"). The aggregate consideration paid by the Company for the CRC Acquisition was approximately $182 million, including the repayment of existing debt of CRC and its subsidiaries. The purchase price of the CRC Acquisition was funded by the proceeds of the Company's offering of senior subordinated notes, which was completed in March 2001.

        The assets acquired pursuant to the Merger and CRC Acquisition consist primarily of the Casino Rouge riverboat gaming facility in Baton Rouge, Louisiana, and a management contract for Casino Rama, a gaming facility located in Orillia, Canada.

        The management service contract expires July 31, 2011. CHC Casinos Canada Limited ("CHC"), a wholly owned subsidiary of the Company, operates Casino Rama in the province of Ontario. The Company derives all of its management service fee revenue from this agreement. As of the date of the acquisition, the fair value of the Management Service Contract was $25.7 million.

Mississippi

        On August 8, 2000, the Company completed its acquisition of all of the assets of the Casino Magic hotel, casino, golf resort, recreational vehicle park and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi (the "Mississippi Acquisitions"), from Pinnacle Entertainment, Inc. (formerly Hollywood Park, Inc.). The Mississippi Acquisitions were accomplished pursuant to the terms of two asset purchase agreements, each dated December 10, 1999, for an aggregate of $195 million. In addition to acquiring all of the operating assets and related operations of the Casino Magic Bay St. Louis and Boomtown Biloxi properties, the Company entered into a licensing agreement to use the Boomtown and Casino Magic names and marks at the properties acquired.

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

Acquisition Accounting

        The Company accounted for its acquisitions as purchases in accordance with Accounting Principles Board No. 16. The results of operations of the acquisitions are included in the consolidated financial statements from their respective dates of acquisition through December 31, 2001.

        The excess of the purchase price paid over the fair market value of the net assets acquired, or goodwill, is currently amortized on a straight-line basis over 40 years. During 2001, as a result of the CRC Acquisition, the Company recorded goodwill totaling $85.5 million. Goodwill recorded in 2000 from the Mississippi and Charles Town minority interest acquisitions was $62.1 million and $1.5 million, respectively.

Unaudited Proforma Financial Information

        Unaudited pro forma financial information for the years ended December 31, 2000 and 2001, as though the Mississippi and CRC Acquisitions had occurred on January 1, 2000, is as follows:

	Year ended December 31,
	2000	2001
	(in thousands, except for per share data)
Revenues	$493,776	$555,366
Income before extraordinary item	$21,617	$26,956
Extraordinary item, net of income tax benefit	(6,583)	—

Net income	$15,034	$26,956

Net income per common share
Basic	$1.00	$1.76
Diluted	$.97	$1.69
Weighted shares outstanding
Basic	14,968	15,327
Diluted	15,443	15,918

3. Long-term Debt

        Long-term debt is as follows:

	December 31,
	2000	2001
	(in thousands)
$350 million senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company.	$309,250	$258,875
$200 million 11 1/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	—	200,000
Other notes payable	49	34

	309,299	458,909
Less current maturities	11,390	15,141

	$297,909	$443,768

Senior Secured Credit Facility

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

        The weighted average effective interest rate at December 31, 2001 was 8.40%.

        The outstanding amounts under the credit facility as of December 31, 2001 (in thousands) are as follows:

Revolving credit facility	$—
Tranche A	61,875
Tranche B	197,000

Total	$258,875

        As a result of the refinancing, the Company charged to operations deferred financing costs of $4.5 million related to the repayment of existing outstanding debt. In addition, the Company paid a tender premium of $6.7 million. The total, $11.2 million, has been reflected as an extraordinary item, net of an income tax benefit of $4.6 million in the consolidated statement of income for the year ended December 31, 2000.

Senior Subordinated Notes

        On March 12, 2001, the Company completed an offering of $200 million of its 11 1/8% Senior Subordinated Notes due 2008. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2001. These notes mature on March 1, 2008.

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

        The proceeds from these notes were used to finance the CRC Acquisition that was completed on April 27, 2001.

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2001:

December 31,	(in thousands)
2002	$15,141
2003	18,893
2004	22,625
2005	107,250
2006	95,000
Thereafter	200,000

Total minimum payments	458,909

        At December 31, 2001, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $3.6 million.

        The Company currently uses interest rate swaps to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument. On December 20, 2000, the Company entered into a forward interest rate swap with a notional amount of $100 million, which has an effective date of December 22, 2000 and a termination date of December 22, 2003. Under this agreement, the Company pays a fixed rate of 5.835% against a variable interest rate based on the 90-day LIBOR rate. On August 3, 2001, the Company entered into a forward interest rate swap with a notional amount of $36 million, which has an effective date of August 7, 2001 and a termination date of June 30, 2004. Under this agreement, the Company pays a fixed rate of 4.8125% against a variable interest rate based on the 90-day LIBOR rate. At December 31, 2001, the 90-day LIBOR rate was 1.92%. The Company entered into these interest rate swap agreements to reduce the impact of future variable interest payments related to the Company's senior secured credit facility. The Company accounts for the interest rate swap agreements as cash flow hedges. The changes in the fair values of the interest rate swaps are recorded as adjustments to accrued interest in the accompanying consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, which as of December 31, 2001 amounted to $3.8 million, net of an income tax benefit of $2.0 million. Any hedge ineffectiveness was not material for the year ended December 31, 2001. Amounts recorded in accumulated other comprehensive income will be amortized as an adjustment to interest expense over the term of the related derivative. The Company estimates $1.8 million of net derivative losses included in other comprehensive income will be reclassified into interest expense within the next twelve months.

4. Commitments and Contingencies

Litigation

        In 1997 the Company acquired the Charles Town Races property in Charles Town, West Virginia, by exercising an option held by Showboat Development Company, now a wholly owned subsidiary of Harrah's Entertainment, Inc. In return for assigning the option, Showboat retained the right to operate a casino at the Charles Town Races property in return for a management fee, to be negotiated at the time of exercise, based on reasonable rates for similar properties. The express terms of the Showboat option do not specify what activities at Charles Town Races would constitute operation of a casino. The Company believes that its installation and operation of video lottery terminals linked to the West Virginia Lottery at the Charles Town Races facility does not constitute the operation of a casino under the Showboat option or under West Virginia law and therefore does not trigger Showboat's right to exercise the Showboat option. The rights under the Showboat option extended until November 2001.

        On August 20, 2001, the Company was served with a lawsuit brought by Showboat Development Company against the Company and certain other parties related to the Charles Town Entertainment Complex. The suit alleges, among other things, that the Company's operation of coin-out video lottery terminals at the Charles Town facility constitutes the operation of a casino, thereby triggering Showboat's option. The suit also alleges that the Company's March 2000 acquisition of the 11% minority interest in Charles Town Races from BDC Group, the Company's former joint venture partner, was made in violation of a right of first refusal that Showboat holds from BDC covering the sale of any interest in any casino at Charles Town Races.

        The Company filed in federal district court in Nevada a motion to dismiss this action for lack of personal jurisdiction and, in the alternate, a motion to transfer the case to the state of West Virginia. On January 25, 2002, the United States Court for the District of Nevada granted the Company's motion to dismiss. (See Note 12—Subsequent Events.)

        In July 2001, a lawsuit was filed against the Company by certain surveillance employees at the Charles Town facility claiming that the Company's surveillance of those employees during working hours was improper. The lawsuit claims damages of $7.0 million and punitive damages of $15.0 million. The Company currently is conducting discovery in the case but, at this time, it believes that all of the claims of the employees are without merit. On February 12, 2002, the Company filed a motion for summary judgment that is pending before the court. The Company intends to vigorously defend itself against this action and does not believe that this action will have a material adverse effect on the Company's financial condition or results of operations.

        In January 2002, an employee at the Charles Town facility initiated a suit against the Company alleging invasion of privacy. The employee claims in the suit that she was subjected to an involuntary strip search by other Charles Town employees as part of a theft investigation and is seeking punitive damages. The lawsuit claims damages of $0.5 million and punitive damages of $3.5 million. The Company believes that it has meritorious defenses and intends to vigorously defend itself against this suit.

        The Company is also a party to certain other litigation but does not believe it will have a material adverse effect on the Company's financial condition or results of operations if any of these legal proceedings were adversely adjudicated or settled. Furthermore, the nature of the Company's business subjects it to the risk of lawsuits filed by customers and others in the ordinary course. In general, litigation can be expensive and time consuming to defend and could result in settlements or damages that could significantly impact results of operations or financial condition.

Operating Leases

        The Company is liable under numerous operating leases for automobiles, other equipment and buildings, which expire through 2010. Total rental expense under these agreements was $1.3 million, $2.1 million and $4.0 million for the years ended December 31, 1999, 2000, and 2001, respectively.

        The future lease commitments relating to noncancelable operating leases as of December 31, 2001 are as follows:

(In thousands)
2002	$3,530
2003	3,325
2004	2,149
2005	1,163
2006	815
Thereafter	947

$11,929

        In addition, the Company leases land for use by Boomtown Biloxi. The lease term is 99 years and is cancelable upon one year's notice. The lease called for an initial deposit by the Company of $2.0 million and for annual base lease rent payments of $2.0 million and percentage rent equal to 5.0% of adjusted gaming win (as defined in the lease) over $25.0 million and 6.0% of the amount by which the adjusted gaming win exceeds $50.0 million. During the period from August 8, 2000 to December 31, 2000 and for the year ended December 31, 2001, the Company paid lease rent under this agreement of $1.3 million and $3.6 million, respectively.

Employee Benefit Plans

        The Company has profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code that cover all eligible employees who are not members of a bargaining unit. The plans enable employees choosing to participate to defer a portion of their salary in a retirement fund to be administered by the Company. The Company's contributions to the plans are set at 50% of employees' elective salary deferrals up to a maximum of 6% of employee compensation. The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at the Charles Town Entertainment Complex. The Company makes monthly contributions equal to the amount accrued for retirement expense, which is calculated as .25% of the daily mutual handle and .5% of the net video lottery revenues. Total contributions to the plans for the years ended December 31, 1999, 2000 and 2001 were $0.4 million, $1.1 million and $1.8 million, respectively.

        The Company maintains a non-qualified defined contribution deferred compensation plan that covers most management and other highly compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and bonus and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a seven-year period. The Company has established a Trust and transfers to the Trust, on an annual basis, an amount necessary to provide on a present value basis for its respective future liabilities with respect to participant deferral and Company contribution amounts. Plan contributions, net of forfeitures, for the initial period ended December 31, 2001 amounted to $0.5 million.

Agreements with Horsemen and Pari-Mutuel Clerks

        The Company has agreements with the horsemen at each of the racetracks. The continuation of these agreements is required to allow the Company to conduct live racing and export and import simulcasting. In addition, the simulcasting agreements are subject to the horsemen's approval.

        On March 23, 1999, the Company entered into a new four-year, nine-month purse agreement with the Horsemen's Benevolent and Protection Association, which represents the horsemen at the Company's Penn National Race Course facility in Grantville, Pennsylvania. The agreement ended an action by the horsemen, which began on February 16, 1999 and caused the Company to close Penn National Race Course and its six affiliated OTWs. As a result of the action the Company incurred a nonrecurring $1.3 million expense, primarily related to costs incurred to maintain the closed facilities inclusive of employee salaries and rents, for Horsemen's Action Expense. The initial term of the agreement ends on January 1, 2004 and automatically renews for another two-year period, without change, unless notice is given by either party at least ninety days prior to the end of the initial term.

        On December 17, 1999, the Company entered into a new three-year purse agreement with the Pennsylvania Harness Horsemen's Association, Inc., which represents the owners, trainers, and drivers at the Company's The Downs Racing, Inc. facility in Wilkes-Barre, Pennsylvania. The contract term began on January 16, 2000 and ends on January 15, 2003. The Company also has an agreement with the Charles Town Horsemen that expires on December 31, 2002.

        In addition to the horsemen agreements, in order to operate gaming machines in West Virginia, the Company is required to enter into written agreements regarding the proceeds of the gaming machines at the Charles Town Entertainment Complex with the pari-mutuel clerks at Charles Town. The agreement with the pari-mutuel clerks at Charles Town expires on December 31, 2004.

New Jersey Joint Venture

        On January 28, 1999, the Company, along with its Joint Venture partner, Greenwood New Jersey, Inc. purchased certain assets and assumed certain liabilities of Freehold Racing Association, Garden State Racetrack and related entities, in a transaction accounted for as a purchase (the "New Jersey Acquisition").

        Upon completion of the New Jersey Acquisition, the Company entered into a lease agreement for real property and equipment at Garden State Park (the leased premises). In December 2000, the leased premises were sold. In accordance with the lease, the agreement terminated 180 days after the closing of the sale. As a result, the Joint Venture's operations at Garden State Park ceased during May 2001.

        The purchase price for the New Jersey Acquisition was approximately $46.0 million. The Company made an $11.3 million loan to the Joint Venture and an equity investment of $0.3 million. The loan is evidenced by a subordinated secured note which has been included in investment in and advances to unconsolidated affiliates in the consolidated financial statements. The note bears interest at prime plus 2.25% or a minimum of 10% (as of December 31, 2001 the interest rate was 10%). The Company has recorded interest income in the accompanying consolidated financial statements of $1.0 million, $1.3 million, and $1.2 million for the years ended December 31, 1999, 2000 and 2001, respectively.

        In conjunction with the closing, the Company entered into a Debt Service Maintenance Agreement with a bank to guarantee 50% of a $23.0 million term loan to the Joint Venture. As of December 31, 2001, our obligation under our guarantee of the term loan was limited to approximately $10.4 million. The Company's investment in the Joint Venture is accounted for under the equity method. The original investment was recorded at cost and has been adjusted by the Company's share of income of the Joint Venture and distributions received. The Company's 50% share of the income of the Joint Venture is included in other income (expense) in the accompanying consolidated statements of income.

5. Income Taxes

        Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2000	2001
	(In thousands)
Deferred tax assets
Accrued expenses	$—	$3,625
State net operating losses	2,027	2,303
Other comprehensive income	—	2,043

Gross deferred tax assets	2,027	7,971
Deferred tax liabilities
Property, plant and equipment	(15,507)	(43,610)

Net deferred taxes	$(13,480)	$(35,639)

	2000	2001
Reflected on consolidated balance sheets:
Current deferred tax asset, net	$—	$4,610
Noncurrent deferred tax liabilities, net	(13,480)	(40,249)

Net deferred taxes	$(13,480)	$(35,639)

        The provision for income taxes charged to operations was as follows:

	Year ended December 31,
	1999	2000	2001
	(In thousands)
Current tax expense
Federal	$2,759	$6,199	$5,542
State	108	660	107

Total current	2,867	6,859	5,649

Deferred tax expense (benefit)
Federal	1,227	3,447	7,159
State	(317)	(169)	(200)

Total deferred	910	3,278	6,959

Total provision	$3,777	$10,137	$12,608

        The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the following periods:

	Year ended December 31,
	1999	2000	2001
Percent of pretax income
Federal tax rate	34.0%	34.0%	35.0%
State and local income taxes, net of federal tax benefit	2.0	1.1	(.2)
Permanent difference relating to amortization of goodwill	.2	.1	.3
Other miscellaneous items	(.3)	.1	(.4)

	35.9%	35.3%	34.7%

6. Supplemental Disclosures of Cash Flow Information

        Cash paid during the year for interest was $8.7 million, $18.4 million and $36.7 million in 1999, 2000 and 2001, respectively.

        Cash paid during the year for income taxes was $3.0 million, $3.9 million and $3.5 million in 1999, 2000 and 2001, respectively.

7. Stock Based Compensation

        In April 1994, the Company's Board of Directors and shareholders adopted and approved the Stock Option Plan (the "Plan"). The Plan permits the grant of options to purchase up to 3,000,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, and nonqualified stock options, which do not so qualify. At December 31, 2001, there were 758,250 options available for future grants under the Plan. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in April 2004.

        Stock options that expire between October 23, 2002 and January 1, 2011 have been granted to officers and directors to purchase Common Stock at prices ranging from $3.33 to $27.77 per share. All options were granted at market prices at date of grant. The following table contains information on stock options issued under the Plan for the three-year period ended December 31, 2001:

	Option Shares	Average Exercise Price
Outstanding at January 1, 1999	1,184,500	$9.50
Granted	149,500	6.98
Exercised	(27,000)	5.63
Canceled	(31,750)	13.40

Outstanding at December 31, 1999	1,275,250	7.27
Granted	294,500	9.65
Exercised	(145,000)	4.77
Canceled	(11,000)	10.36

Outstanding at December 31, 2000	1,413,750	8.01
Granted	518,000	11.70
Exercised	(474,250)	6.19
Canceled	(23,000)	4.77

Outstanding at December 31, 2001	1,434,500	10.00

        In addition, 300,000 Common Stock options were issued to the Company's Chairman outside the Plan on October 23, 1996. These options were issued at $17.63 per share and are exercisable through October 23, 2006.

        Exercisable at year end:

	Option Shares	Weighted Average Exercise Price
1999	1,242,625	$9.49
2000	1,228,792	10.03
2001	900,418	11.98

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Exercise Price Range
	$3.33 to $6.88	$7.31 to $10.63	$10.75 to $27.77	Total $3.33 to $27.77
Outstanding options
Number outstanding	424,750	673,250	636,500	1,734,500
Weighted average remaining contractual life (years)	3.96	6.51	4.69	5.22
Weighted average exercise price	$5.08	$9.63	$17.25	$11.32
Exercisable options
Number outstanding	336,959	58,459	505,000	900,418
Weighted average exercise price	$4.65	$8.14	$17.32	$11.98

        In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has adopted fair value as the measurement basis for transactions in which the Company acquires goods or services from nonemployees in exchange for equity instruments. In addition, SFAS 123 also has certain disclosure provisions. Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employers" ("APB 25"), uses an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25 for its stock-

based employee compensation arrangements. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS 123, the Company's net income and net income per share would have been as follows:

	Year ended December 31,
	1999	2000	2001
	(In Thousands Except per Share Data)
Net income
As reported	$6,733	$11,992	$23,758
Pro forma	6,143	11,702	22,985
Basic net income per share
As reported	$.45	$.80	$1.55
Pro forma	.41	.78	1.50
Diluted net income per share
As reported	$.44	$.78	$1.49
Pro forma	.40	.76	1.44

        The weighted-average fair value of the stock options granted during the years ended December 31, 1999, 2000, and 2001 were $2.21, $3.95 and $7.71, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 2000 and 2001: dividend yield of 0%; expected volatility of 35%; risk-free interest rate of 6%; and expected lives of five years. The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

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

        The accounting policies for each segment are the same as those described in the "Summary of Significant Accounting Policies" for the year ended December 31, 2001. The Company and the gaming industry use earnings before interest, taxes, depreciation and amortization, ("EBITDA") as a means to evaluate performance. EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States) as a measure of operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States) or as a measure of the Company's limitations.

        The table below presents information about reported segments (in thousands):

	Revenues Year ended December 31,
	1999	2000	2001
	(In thousands)
Gaming(1)(2)	$80,015	$191,495	$422,012
Racing	91,933	101,937	98,766
Eliminations(3)	(1,588)	(1,631)	(1,386)

Total	$170,360	$291,801	$519,392

	EBITDA(4) Year ended December 31,
	1999	2000	2001
	(In thousands)
Gaming(1)(2)	$8,628	$38,988	$95,100
Racing	17,868	20,493	17,236

Total	$26,496	$59,481	$112,336

	Total Assets As of December 31,
	2000	2001
	(In thousands)
Gaming(1)(2)	$673,682	$1,092,400
Racing	91,756	90,014
Eliminations(5)	(325,538)	(503,037)

	$439,900	$679,377

(1)
Reflects results of the Mississippi properties since August 8, 2000 acquisition.

(2)
Reflects results of the CRC Acquisition since April 28, 2001.

(3)
Primarily reflects intercompany transactions related to import/export simulcasting.

(4)
EBITDA consists of income from operations, plus depreciation and amortization, plus earnings from joint venture.

(5)
Primarily reflects elimination of intercompany investments, receivables and payable.

10. Summarized Quarterly Data (Unaudited)

        Following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 2001:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2000
Total revenues	$52,119	$60,911	$86,982	$91,789
Income from operations	7,627	11,208	14,446	11,839
Net income (loss)	3,622	6,227	(582)	2,725
Basic earnings (loss) per share	0.24	.42	(.04)	.18
Diluted earnings (loss) per share	0.24	.40	(.04)	.18
2001
Total revenues	$105,160	$132,732	$145,534	$135,966
Income from operations	14,778	21,236	23,298	18,400
Net income	4,619	6,485	7,710	4,944
Basic earnings per share	.31	.42	.50	.32
Diluted earnings per share	.30	.40	.48	.31

11. Pending Acquisition

        On August 30, 2001, the Company entered into a definitive agreement to acquire all of the assets of the Bullwhackers Casino operations, in Black Hawk, Colorado, from Colorado Gaming and Entertainment Co., a subsidiary of Hilton Group plc, for $6.5 million in cash. The Bullwhackers assets consist of the Bullwhackers Casino, the adjoining Bullpen Sports Casino, the Silver Hawk Saloon and Casino, an administrative building and a 475-car parking area, all located in the Black Hawk, Colorado gaming jurisdiction. The Bullwhackers properties comprise a total of 63,800 square feet of interior space, 20,700 square feet of which is devoted to gaming, consisting of 1,002 slot machines and 16 table games. The properties are located on leased land as well as 3.25 acres of land included in the acquisition, much of which is utilized for parking. The transaction is anticipated to close in the second quarter of 2002. As of December 31, 2001, the Company has advanced $0.5 million under the terms of the agreement.

12. Subsequent Events

        On February 20, 2002 the Company closed an offering of 4,600,000 shares of common stock in a public offering. The price of the public offering was $30.50 per share. Of the common shares sold in the offering, 3,350,000 shares were sold by the Company and 1,250,000 shares were sold by The Carlino Family Trust, a related party. The Company intends to use its net proceeds from the offering of approximately $96.0 million, after deducting underwriting discounts and related expenses, to repay indebtedness under the existing senior secured credit facility. The Company did not receive any proceeds from the offering by The Carlino Family Trust.

        On February 28, 2002, the Company consummated an offering of up to $175.0 million aggregate principal of 8 7/8% Senior Subordinated Notes due March 15, 2010. The net proceeds of these notes will be used to repay outstanding loan indebtedness under the Company's senior credit facility. The Senior Subordinated Notes will rank equally with all of the Company's other existing and future senior subordinated indebtedness and will be junior to the Company's senior indebtedness, including debt under the Company's secured credit facility.

        On February 13, 2002, Showboat Development Company filed a lawsuit against the Company in the United States District Court for the Eastern District of Pennsylvania. The substance of this lawsuit is similar to the claim that was dismissed in Nevada. (See Note 4—Commitments and Contingencies.)

        On March 27, 2002, Penn National and Showboat agreed to settle all litigation related to this matter. Under the settlement, we agreed to make a one-time payment of $1.0 million to Showboat, which was recognized in general and administrative expenses in our operating results for the fourth quarter of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information called for in this item is hereby incorporated by reference to the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for in this item is hereby incorporated by reference to the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for in this item is hereby incorporated by reference to the 2002 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2000 and 2001
Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
3.	Exhibits, Including Those Incorporated by Reference. The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.
(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.
	By:	/s/ PETER M. CARLINO Peter M. Carlino Chairman of the Board and Chief Executive Officer
Dated: March 28, 2002

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

Signature	Title	Date

/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002
/s/ KEVIN DESANCTIS Kevin DeSanctis	President and Chief Operating Officer	March 28, 2002
/s/ WILLIAM CLIFFORD William Clifford	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	March 28, 2002
/s/ ROBERT S. IPPOLITO Robert S. Ippolito	Vice President, Secretary and Treasurer (Principal Accounting Officer)	March 28, 2002
/s/ WILLIAM J. BORK William J. Bork	Director	March 28, 2002

/s/ HAROLD CRAMER Harold Cramer	Director	March 28, 2002
/s/ DAVID A. HANDLER David A. Handler	Director	March 28, 2002
/s/ ROBERT P. LEVY Robert P. Levy	Director	March 28, 2002
/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	March 28, 2002

EXHIBIT INDEX

Exhibit	Description of Exhibit
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
2.4
Amendment to Agreement and Plan of Reorganization dated April 26, 1994 between Penn National Gaming, Inc. and Thomas J. Gorman. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)
2.5
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
2.6	Asset Purchase Agreement dated as of December 9, 1999 between BSL, Inc. and Casino Magic Corp. (Incorporated by reference to the Company's current report on Form 8-K, dated August 8, 2000.)
2.7
First Amendment to Asset Purchase Agreement dated as of December 17, 1999 between BSL, Inc. and Casino Magic Corp. (Incorporated by reference to the Company's current report on Form 8-K, dated August 8, 2000.)
2.8
Second Amendment to Asset Purchase Agreement dated as of August 1, 2000 between BSL, Inc. and Casino Magic Corp. (Incorporated by reference to the Company's current report on Form 8-K, dated August 8, 2000.)
2.9	Asset Purchase Agreement dated as of December 9, 1999 between BTN, Inc. and Boomtown Inc. (Incorporated by reference to the Company's current report on Form 8-K, dated August 8, 2000.)
2.10
First Amendment to Asset Purchase Agreement dated as of December 17, 1999 between BTN, Inc. and Boomtown Inc. (Incorporated by reference to the Company's current report on Form 8-K, dated August 8, 2000.)
2.11
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
2.13
Stock Purchase Agreement by and among Penn National Gaming, Inc., Dan S. Meadows, Thomas L. Meehan and Jerry L. Bayles, dated as of July 31, 2000. (Incorporated by reference to the Company's current report on Form 8-K, dated July 31, 2000.)
3.1
Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference as Exhibit 3.1 to the Company's Form S-3, File #333-63780, dated June 25, 2001.)
3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on November 13, 1996. (Incorporated by reference as Exhibit 3.2 to the Company's Form S-3, File #333-63780, dated June 25, 2001.)
3.3
Statement with respect to shares of Series A Preferred Stock of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on March 16, 1999. (Incorporated by reference as Exhibit 3.3 to the Company's Form S-3, File #333-63780, dated June 25, 2001.)
3.4*	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 23, 2001.
3.5	Bylaws of Penn National Gaming, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)
4.1
Rights Agreement dated as of March 2, 1999, between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company. (Incorporated by reference to the Company's current report on Form 8-K, dated March 17, 1999.)
4.2
Indenture dated as of March 12, 2001 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the Series A and Series B 11 1/8% Senior Subordinated Notes due 2008. (Incorporated by reference as Exhibit 4.1 to the Company's Form 10-Q, dated March 31, 2001.)
4.3	Form of Penn National Gaming, Inc. Series A 11 1/8% Senior Subordinated Note due 2008. (Incorporated by reference as Exhibit 4.2 to the Company's Form S-4, File #333-62672, filed on June 8, 2001.)
4.4	Form of Penn National Gaming, Inc. Series B 11 1/8% Senior Subordinated Note due 2008. (Incorporated by reference as Exhibit 4.3 to the Company's Form S-4, File #333-62672, filed on June 8, 2001.)
4.5
Registration Rights Agreement dated as of March 12, 2001 by and among Penn National Gaming, Inc., certain of its subsidiaries, and Lehman Brothers Inc. and CIBC World Markets Corp. (Incorporated by reference as Exhibit 4.4 to the Company's Form S-4, File #333-62672, filed on June 8, 2001.)
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
10.3#	Amendment to Employment Agreement dated June 1, 1999, between Penn National Gaming, Inc. and Peter M. Carlino. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)
10.4#
Employment Agreement dated April 12, 1994 between the Registrant and Robert S. Ippolito. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)
10.5#	Amendment to Employment Agreement dated June 1, 1999, between Penn National Gaming, Inc. and Robert S. Ippolito. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)
10.6#*	Employment Agreement dated February 2001 between Penn National Gaming, Inc. and Kevin DeSanctis.
10.7#*	Employment Agreement dated July 30, 2001 between Penn National Gaming, Inc. and William Clifford.
10.9
Lease dated March 7, 1991 between Shelbourne Associated and PNRC Limited Partnership. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)
10.10
Lease dated June 30, 1993 between John E. Kyner, Jr. and Sandra R. Kyner, and PNRC Chambersburg, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994.)
10.11	Consulting Agreement dated August 29, 1994, between Penn National Gaming, Inc. and Peter D. Carlino. (Incorporated by reference to the Company's Form 10-K, dated March 23, 1995.)
10.12	Lease dated July 7, 1994, between North Mall Associates and Penn National Gaming, Inc. for the York OTW. (Incorporated by reference to the Company's Form 10-K, dated March 23, 1995.)
10.13
Lease dated March 31, 1995 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc. for the Wyomissing Corporate Office. (Incorporated by reference to the Company's Form 10-K, dated March 20, 1996.)
10.14
Lease dated July 17, 1995 between E. Lampeter Associates and Pennsylvania National Turf Club, Inc. for the Lancaster OTW, as amended. (Incorporated by reference to the Company's Form 10-K, dated March 20, 1996.)
10.15#
Agreement dated September 1, 1995 between Mountainview Thoroughbred racing Association and Pennsylvania National Turf Club, Inc. and Sports Arena Employees' Union Local 137 (non-primary location.) (Incorporated by reference to the Company's Form 10-K, dated March 20, 1996.)
10.16	Agreement dated December 27, 1995 between Pennsylvania National Turf Club, Inc. and Teleview Racing Patrols, Inc. (Incorporated by reference to the Company's Form 10-K, dated March 20, 1996.)

10.17
Amended and Restated Option Agreement dated as of February 17, 1995 between the PNGI Charles Town Gaming Limited Liability Company (The Joint Venture) and Charles Town Racing Limited Partnership and Charles Town Races, Inc. (Incorporated by reference to the Company's Form 10-Q, dated November 13,1996.)
10.18#	Agreement dated March 19, 1997, between PNGI Charles Town Gaming Limited Liability Company and the Charles Town HBPA, Inc. (Incorporated by reference to the Company's Form 10-K, dated March 27, 1997.)
10.19#
Agreement dated March 21, 1997, between PNGI Charles Town Gaming Limited Liability Company and The West Virginia Thoroughbred Breeders Association. (Incorporated by reference to the Company's Form 10-K, dated March 27, 1997.)
10.20#
Agreement between PNGI Charles Town Gaming Limited Liability Company and The West Virginia Union of Mutuel Clerks, Local 533, Service Employees International Union, AFL-CIO. (Incorporated by reference to the Company's Form 10-K, File #0-24206, dated March 27, 1997.)
10.21#
Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO.
10.22#
Agreement dated October 2, 1996 between Pennsylvania National Turf Club, Inc., Mountainview Racing Association and Sports Arena Employees' Union Local No. 137 (Primary Location.) (Incorporated by reference to the Company's Form 10-K, dated March 27, 1998.)
10.23	Lease dated July 1, 1997 between Laurel Mall Associated and the Downs Off-Track Wagering, Inc. (Incorporated by reference to the Company's Form 10-K, dated March 27, 1998.)
10.24	Totalisator Agreement dated November 19, 1997, between Penn National Gaming, Inc. and AutoTote Systems, Inc. (Incorporated by reference to the Company's Form 10-K, dated March 27, 1998.)
10.25
Purchase Agreement dated July 7, 1998, between Ladbroke Racing Management-Pennsylvania and Mountainview Thoroughbred Racing Association. (Incorporated by reference to the Company's Form 10-Q, dated June 30, 1998.)
10.26
Lease Agreement between Penn National Gaming, Inc. and Eagle Valley Realty dated July 14, 1998 relating to the Johnstown OTW. (Incorporated by reference to the Company's Form 10-Q, dated September 30, 1998.)
10.27	Joint Venture Agreement dated October 30, 1998 between Penn National Gaming, Inc. and Greenwood New Jersey, Inc. (Incorporated by reference to the Company's Form 10-Q, dated September 30, 1998.)
10.28
Amendment dated November 2, 1998 to Joint Venture Agreement between Penn National Gaming, Inc. and Greenwood New Jersey, Inc. (Incorporated by reference to the Company's Form 10-Q, dated September 30, 1998.)
10.29
First Amendment to Joint Venture Agreement dated as of January 28, 1999, by and between Greenwood New Jersey, Inc., and Penn National Gaming, Inc. (Incorporated by reference to the Company's current report on Form 8-K, dated February 12, 1999.)

10.30
First Amendment to Asset Purchase Agreement dated as of January 28, 1999 by and among Greenwood New Jersey, Inc., International Thoroughbred Breeders, Inc., Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness Inc., Circa 1850, Inc., and Penn National Gaming, Inc. (Incorporated by reference to the Company's current report on Form 8-K, dated January 28, 1999.)
10.31
First Amendment to Joint Venture Agreement dated as of January 28, 1999, by and between Greenwood New Jersey, Inc. and Penn National Gaming, Inc. (Incorporated by reference to the Company's current report on Form 8-K, dated January 28, 1999.)
10.32
Second Amendment to Joint Venture Agreement dated as of July 29, 1999, between Penn National Gaming, Inc. and Greenwood Racing, Inc. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)
10.33	Shareholder's Agreement dated July 29, 1999, between Penn National Holding Company and Greenwood Racing, Inc. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)
10.34
Amended and Restated Limited Partnership Agreement dated July 29, 1999, between FR Park Racing, L.P., Pennwood Racing, Inc. and Penn National GSFR, Inc. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)
10.35
Amended and Restated Limited Partnership Agreement dated July 29, 1999, between FR Park Services, L.P., Pennwood Racing, Inc. and Penn National GSFR, Inc. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)
10.36
Amended and Restated Limited Partnership Agreement dated July 29, 1999, between GS Park Racing, L.P., Pennwood Racing, Inc. and Penn National GSFR, Inc. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)
10.37
Amended and Restated Limited Partnership Agreement dated July 29, 1999, between GS Park Services, L.P., Pennwood Racing, Inc. and Penn National GSFR, Inc. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)
10.38
Subordination and Intercreditor Agreement dated July 29, 1999, between Penn National Gaming, Inc., FR Park Racing, L.P., and Commerce Bank, N.A. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)
10.39	Debt Service Maintenance Agreement dated July 29, 1999, between Penn National Gaming, Inc. and Commerce Bank, N.A. (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)
10.40+
Agreement dated July 9, 1999, between Penn National Gaming, Inc. and American Digital Communications, Inc. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated by reference to the Company's Form 10-Q, dated August 12, 1999.)
10.41	Asset Purchase Agreement between BSL., Inc. and Casino Magic Corp. dated December 9, 1999. (Filed as exhibit 99.2 to the Company's current report on Form 8-K, dated December 17, 1999.)
10.42	Guaranty of Penn National Gaming, Inc. to Casino Magic Corp. dated December 9, 1999. (Filed as exhibit 99.3 to the Company's current report on Form 8-K, dated December 17, 1999.)

10.43	Guaranty of Hollywood Park, Inc. to BSL, Inc. dated December 9, 1999. (Filed as exhibit 99.4 to the Company's current report on Form 8-K, dated December 17, 1999.)
10.44
Assignment and Assumption of Lease Agreement dated December 31, 1998 between Mountainview Thoroughbred Racing Association and Ladbroke Racing Management-Pennsylvania. (Incorporated by reference to the Company's Form 10K, dated March 30, 1999.)
10.45
Subordination, Non-Disturbance and Attornment Agreement dated December 31, 1998 between Mountainview Thoroughbred Racing Association and CRIIMI MAE Services Limited Partnership. (Incorporated by reference to the Company's Form 10-K, dated March 30, 1999.)
10.46
Live Racing Agreement dated March 23, 1999 between Pennsylvania National Turf Club, Inc. and Mountainview Thoroughbred Racing Association and Pennsylvania Horsemen's Benevolent and Protection Association, Inc. (Incorporated by reference to the Company's Form 10-K, dated March 30, 1999.)
10.47
First Amendment to Asset Purchase Agreement between BSL, Inc. and Casino Magic Corp. dated December 17, 1999. (Filed as exhibit 99.5 to the Company's current report on Form 8-K, dated December 17, 1999.)
10.48	Asset Purchase Agreement between BTN, Inc. and Boomtown, Inc. dated December 9, 1999. (Filed as exhibit 99.6 to the Company's current report on Form 8-K, dated December 17, 1999.)
10.49	Guaranty of Penn National Gaming, Inc. to Boomtown, Inc. dated December 9, 1999 (Filed as exhibit 99.7 to the Company's current report on Form 8-K, dated December 17, 1999.)
10.50	Guaranty of Hollywood Park, Inc. to BTN, Inc. dated December 9, 1999. (Filed as exhibit 99.8 to the Company's current report on Form 8-K, dated December 17, 1999.)
10.51	First Amendment to Asset Purchase Agreement between BTN, Inc. and Boomtown, Inc. dated December 17, 1999. (Filed as exhibit 99.9 to the Company's current report on Form 8-K, dated December 17, 1999.)
10.52	Harness Horsemen agreement dated December 17, 1999 between The Downs Racing, Inc. and the Pennsylvania Harness Horsemen. (Incorporated by reference to the Company's Form 10-K, dated March 20, 2000.)
10.53	Settlement agreement dated February 11, 2000 between Penn National Gaming, Inc. and Amtote International, Inc. (Incorporated by reference to the Company's Form 10-K, dated March 20, 2000.)
10.54
Thoroughbred horsemen letter dated February 24, 2000 between PNGI Charles Town Gaming, LLC and the Charles Town thoroughbred horsemen. (Incorporated by reference to the Company's Form 10-K, dated March 20, 2000.)
10.55	Agreement dated March 7, 2000 between Penn National Gaming, Inc. and Trackpower, Inc. and eBet Limited, Inc. (Incorporated by reference to the Company's Form 10-K, dated March 20, 2000.)
10.56	Purchase Agreement dated March 15, 2000, between PNGI Charles Town Gaming, LLC and BDC Group. (Incorporated by reference to the Company's Form 10-Q, dated May 12, 2000.)

10.57
Credit Agreement among Penn National Gaming, Inc., as Borrower, the Several Lenders from time to time parties hereto, Lehman Brothers Inc., as Lead Arranger and Book- Running Manager, CIBC World Markets Corp., as Co-Lead Arranger and Co-Book Running Manager, Lehman Commercial Paper Inc., as Syndication Agent, Canadian Imperial Bank of Commerce, as Administrative Agent, and The CIT Group/Equipment Financing, Inc., First Union National Bank and Wells Fargo Bank, N.A., as Documentation Agents, dated as of August 8, 2000. (Incorporated by reference to the Company's Form 8-K, dated August 8, 2000.)
10.58
Amendment No. 1 dated as of October 4, 2000 to Credit Agreement among Penn National Gaming, Inc., as Borrower, the Lenders under the Credit Agreement, Lehman Commercial Paper Inc., as syndication agent for the Lenders, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders. (Incorporated by reference as Exhibit 10.22a to the Company's Form 10-Q, dated March 31, 2001).
10.59
Amendment No. 2 dated as of April 5, 2001 to Credit Agreement among Penn National Gaming, Inc., as Borrower, the Lenders under the Credit Agreement, Lehman Commercial Paper Inc., as syndication agent for the Lenders, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders. (Incorporated by reference as Exhibit 10.23a to the Company's Form 10-Q, dated March 31, 2001).
10.60
Registration Rights Agreement dated as of March 12, 2001, by and among Penn National Gaming, Inc., certain of its subsidiaries, and Lehman Commercial Paper Inc. and CIBC World Markets Corp. (Incorporated by reference as Exhibit 10.24a to the Company's Form 10-Q, dated March 31, 2001).
10.61*	Standard Form of Agreement dated January 11, 2001 between BSL, Inc. and Roy Anderson Corp. relating to Casino Magic Hotel, Phase 1.
10.62*	Amendment No. 1 dated as of April 4, 2001 to Standard Form of Agreement between BSL, Inc. and Roy Anderson Corp. dated January 11, 2001 relating to Casino Magic Hotel, Phase 1.
10.63*	Standard Form of Agreement dated October 2001 between Penn National Gaming of West Virginia and Howard Shockoy & Sons, Inc. relating to Charlestown Races Parking Garage and Entertainment facility.
21*	Subsidiaries of the Registrant.
23.1*	Consent of BDO Seidman, LLP.
24.1*	Power of attorney (included on the signature page to this Form 10-K report).

#
Compensation plans and arrangements for executives and others.

*
Filed herewith.

+
Confidential treatment has been requested as to certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Certified Public Accountants
Penn National Gaming, Inc. and Subsidiaries Consolidated Balance Sheets
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity and Comprehensive Income
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Cash Flows
Penn National Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX