Form 10-Q
period 2002-03-31
PENN NATIONAL GAMING INC
filed 2002-05-15
CIK 921738

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding as of May 10, 2002
Common Stock, par value $.01 per share	19,966,967 shares

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our operations, financial position and business strategy may constitute forward-looking terminology. These statements may be identifiable by words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable at this time, we can give no assurance that such expectations will prove to have been correct and, therefore, you should not rely on any such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations ("cautionary statements") are disclosed in this report and in other materials filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. We do not intend to update publicly any forward-looking statements, except as required by law. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
INDEX

Page
PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS
Consolidated Balance Sheets— December 31, 2001 and March 31, 2002 (unaudited)	3
Consolidated Statements of Income (unaudited)— Three Months Ended March 31, 2001 and 2002	4
Consolidated Statement of Shareholders' Equity (unaudited)— Three Months Ended March 31, 2002	5
Consolidated Statements of Cash Flow (unaudited)— Three Months Ended March 31, 2001 and 2002	6
Notes to Consolidated Financial Statements	7-12
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-23
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
PART II—OTHER INFORMATION	25
ITEM 1—LEGAL PROCEEDINGS	25
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K	25-26
Signature Page	27

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheet
(In thousands, except share and per share data)

	December 31, 2001	March 31, 2002
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$38,378	$46,007
Receivables	19,367	15,495
Prepaid expenses and other current assets	7,751	8,212
Deferred income taxes	4,610	4,311

Total current assets	70,106	74,025

Property, plant and equipment, at cost
Land and improvements	82,981	83,221
Building and improvements	226,478	227,898
Furniture, fixtures and equipment	104,215	106,522
Transportation equipment	1,175	1,201
Leasehold improvements	11,795	12,040
Construction in progress	21,338	36,550

	447,982	467,432
Less accumulated depreciation and amortization	58,063	65,254

	389,919	402,178

Other assets
Investment in and advances to unconsolidated affiliates	14,187	14,961
Cash in escrow	500	500
Excess of cost over fair market value of net assets acquired	160,210	160,299
Management service contract (net of amortization of $1,695 and $2,323, respectively)	24,050	23,422
Deferred financing costs, net	14,090	11,805
Miscellaneous	6,315	6,744

Total other assets	219,352	217,731

	$679,377	$693,934

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$15,141	$—
Accounts payable	18,975	17,413
Accrued expenses	19,623	18,076
Accrued interest	14,263	7,240
Accrued salaries and wages	13,533	14,454
Taxes, other than income taxes	5,272	5,945
Income taxes	180	2,920
Other current liabilities	5,108	6,807

Total current liabilities	92,095	72,855

Long term liabilities
Long-term debt, net of current maturities	443,768	375,018
Deferred income taxes	40,249	40,977

Total long-term liabilities	484,017	415,995

Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; no shares issued	—	—
Common stock, $.01 par value, authorized 200,000,000 shares; Shares issued 15,933,425 and 19,309,050, respectively	160	194
Treasury stock, at cost 424,700 shares	(2,379)	(2,379)
Additional paid in capital	43,605	140,225
Retained earnings	65,721	69,852
Accumulated other comprehensive loss	(3,842)	(2,808)

Total shareholders' equity	103,265	205,084

	$679,377	$693,934

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
Revenues
Gaming	$69,895	$114,434
Racing	27,189	28,217
Management service fee	—	2,399
Other revenue	7,302	8,546

Total revenues	104,386	153,596

Operating Expenses
Gaming	39,680	63,955
Racing	18,474	20,342
Other	6,891	9,499
General and administrative	18,098	27,038
Depreciation and amortization	6,468	8,066

Total operating expenses	89,611	128,900

Income from operations	14,775	24,696

Other income (expenses)
Interest expense	(9,065)	(10,792)
Interest income	1,006	472
Earnings from joint venture	1,070	774
Other	(559)	(230)

Total other expenses	(7,548)	(9,776)

Income before income taxes and extraordinary item	7,227	14,920
Taxes on income	2,611	5,638

Income before extraordinary Item	4,616	9,282
Extraordinary item, loss on early extinguishment of debt, net of income tax benefit of $2,773	—	(5,151)

Net income	$4,616	$4,131

Per share data
Basic
Income before extraordinary item	$.31	$.54
Extraordinary item	—	(.30)

Net income	$.31	$.24
Diluted
Income before extraordinary item	$.30	$.52
Extraordinary item	—	(.29)

Net income	$.30	$.23
Weighted shares outstanding
Basic	15,044	17,016
Diluted	15,524	17,868

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)
(In thousands, except share data)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Treasury Stock	Additional Paid-In Capital	Retained Earnings			Comprehensive Income
	Shares	Amount					Total
Balance, December 31, 2001	15,933,425	$160	$(2,379)	$43,605	$65,721	$(3,842)	$103,265	$—
Exercise of stock options including tax benefit of $207	25,625	—	—	440	—	—	440	—
Equity offering	3,350,000	34	—	96,047	—	—	96,081	—
Stock option accelerated vesting	—	—	—	133	—	—	133	—
Change in fair market value and amortization of interest rate swap agreement, net of income tax benefit of $557	—	—	—	—	—	1,035	1,035	1,035
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)	(1)
Net income for the period	—	—	—	—	4,131	—	4,131	4,131

Balance, March 31, 2002	19,309,050	$194	$(2,379)	$140,225	$69,852	$(2,808)	$205,084	$5,165

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statement of Cash Flow
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
Cash flows from operating activities
Net income	$4,616	$4,131
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,468	8,066
Amortization of deferred financing costs charged to interest expense	467	603
Amortization of the fair value of interest rate swap charged to interest expense	—	178
Earnings from joint venture	(1,070)	(774)
Loss on sale of fixed assets	570	180
Extraordinary loss relating to early extinguishment of debt, before income tax benefit	—	5,906
Deferred income taxes	1,050	1,027
Accelerated vesting of stock options	—	133
Tax benefit from stock options exercised	—	207
Decrease (Increase) in
Receivables	467	3,872
Prepaid expenses and other current assets	(708)	(461)
Prepaid income taxes	1,463	—
Miscellaneous other assets	(361)	(315)
Increase (decrease) in
Accounts payable	(7,276)	(1,562)
Accrued expenses	(478)	(1,546)
Accrued interest	2,133	(6,168)
Accrued salaries and wages	504	921
Taxes payable, other than income taxes	65	673
Income taxes payable	—	2,740
Other current liabilities	1,538	1,700

Net cash provided by operating activities	9,448	19,511

Cash flows from investing activities
Expenditures for property, plant and equipment	(4,015)	(20,055)
Proceeds from sale of property and equipment	98	178
Distributions from joint venture	1,077	—
Cash in escrow	(194,376)	—

Net cash (used) in investing activities	(197,216)	(19,877)

Cash flows from financing activities
Proceeds from exercise of options and warrants	111	233
Proceeds from sale of common stock	—	96,081
Proceeds from long-term debt	202,000	173,752
Principal payments on long-term debt	(2,375)	(258,891)
(Increase) in unamortized financing cost	(6,210)	(3,180)

Net cash provided by financing activities	193,526	7,995

Net increase in cash and cash equivalents	5,758	7,629
Cash and cash equivalents, at beginning of period	23,287	38,378

Cash and cash equivalents, at end of period	$29,045	$46,007

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

        The consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc., and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

        In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations for the three month periods ended March 31, 2002 and 2001. The results of operations experienced for the three month period ended March 31, 2002 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2002.

        The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's December 31, 2001 annual consolidated financial statements.

2.    Excess of the Cost over Fair Value of Net Assets Acquired (Goodwill) and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 "Business Combinations" (SFAS 141) and Statement No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 eliminated the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets.

        Goodwill amortization, which was $3.5 million in the year ended December 31, 2001, ceased when we implemented SFAS 142 on January 1, 2002. To comply with the transition provisions of SFAS 142, we have determined our reporting units. Goodwill attributable to each of our reporting units is being tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is being determined through independent appraisals of the reporting units. The appraisals are still in process and we have not completed the impairment testing required by the transition provisions of SFAS 142. Therefore, it is not practical, at this time, to estimate the impact of the adoption of this new accounting standard.

        The following table presents a comparison of income before extraordinary item, net income and earnings per share for the fiscal quarter ended March 31, 2002 to the respective adjusted amounts for the fiscal quarter ended March 31, 2001 that would have been reported had SFAS 142 been in effect during 2001 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2001	2002
Reported income before extraordinary item	$4,616	$9,282
Add back goodwill amortization, net of taxes	325	—

Adjusted income before extraordinary item	$4,941	$9,282

Reported net income	$4,616	$4,131
Add back goodwill amortization, net of taxes	325	—

Adjusted net income	$4,941	$4,131

Earnings per share—basic:
Reported income before extraordinary item	$.31	$.54
Goodwill amortization	.02	—

Adjusted income before extraordinary item	$.33	$.54

Reported net income	$.31	$.24
Goodwill amortization	.02	—

Adjusted net income	$.33	$.24

Earnings per share—diluted
Reported income before extraordinary item	$.30	$.52
Goodwill amortization	.02	—

Adjusted income before extraordinary item	$.32	$.52

Reported net income	$.30	$.23
Goodwill amortization	.02	—

Adjusted net income	$.32	$.23

        As part of the CRC Holdings, Inc. acquisition in April 2001, the Company acquired the management contract for Casino Rama, a gaming facility in Orillia, Canada. The defined life of this intangible asset is being amortized on the straight-line method through July 31, 2011, the expiration date of the contract. The gross carrying amount of the contract is $25.7 million and the accumulated amortization is $2.3 million as of March 31, 2002. The Company has not identified any acquired unamortizable intangible assets. Aggregate amortization expense related to this intangible asset was $.6 million for the quarter ended March 31, 2002. Annual amortization expense for each of the five years in the period ending December 31, 2006 is estimated to be $2.5 million. The net increase in excess of cost over fair value of the net assets acquired of $.1 million is attributable to post closing adjustments to the cost of the CRC acquisition.

3.    Supplemental Disclosures of Cash Flow Information

        Cash paid during the three months ended March 31, 2002 and 2001 for interest was $16,228,000 and $5,604,000, respectively.

        Cash paid during the three months ended March 31, 2002 and 2001 for income taxes was $0 and $21,000, respectively.

        Noncash debt discount of $1.3 million related to the 8 7/8% senior subordinated notes is included in deferred financing costs, net on the accompanying consolidated balance sheet at March 31, 2002.

4.    Segment Information

        The Company currently operates in two segments: gaming and racing. The accounting policies for each segment are the same as those described in the "Summary of Significant Accounting Policies" for the year ended December 31, 2001. The Company, and in many cases the gaming industry, uses EBITDA as a means to evaluate performance. EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States) as a measure of operating results or cash flows (as determined in accordance with accounting principles generally accepted in the United States), or as a measure of the Company's limitations.

        The table below presents information about reported segments (in thousands):

REVENUES

	Three months ended March 31,
	2001	2002
Gaming(1)	$80,765	$129,074
Racing	23,979	24,930
Eliminations(2)	(358)	(408)

Total	$104,386	$153,596

EBITDA(3)

	Three months ended March 31,
	2001	2002
Gaming(1)	$17,330	$28,988
Racing	4,983	4,548

Total	$22,313	$33,536

TOTAL ASSETS

	As of December 31, 2001	As of March 31, 2002
Gaming(1)	$1,092,400	$1,099,817
Racing	90,014	95,261
Eliminations (4)	(503,037)	(501,144)

Total	$679,377	$693,934

(1)
Reflects results of the CRC Acquisition since April 28, 2001.

(2)
Primarily reflects intercompany transactions related to import/export simulcasting.

(3)
EBITDA consists of income from operations, plus depreciation and amortization, plus earnings from joint venture.

(4)
Primarily reflects elimination of intercompany investments, receivables and payables.

5.    Equity Offering

        On February 20, 2002, the Company completed a public offering of 4,600,000 shares of its common stock at a public offering price of $30.50 per share. Of the common stock sold in the offering, the Company sold 3,350,000 shares and The Carlino Family Trust, a related party, sold 1,250,000 shares. The Company has used the net proceeds from the offering, totaling approximately $96.1 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under its existing senior secured credit facility. The Company did not receive any proceeds from the offering by The Carlino Family Trust.

6.    8 7/8% Senior Subordinated Notes due 2010

        On February 28, 2002, the Company completed a public offering of $175,000,000 of its 8 7/8% senior subordinated notes due 2010. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2001. The 8 7/8% notes mature on March 15, 2010. The Company has used the net proceeds from the offering, totaling approximately $170.6 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under its existing senior secured credit facility.

        The Company may redeem all or part of the 8 7/8% notes on or after March 15, 2006 at certain specified redemption prices. Prior to March 15, 2005, the Company may redeem up to 35% of the 8 7/8% notes from proceeds of certain sales of its equity securities. The 8 7/8% notes also are subject to redemption requirements imposed by state and local gaming laws and regulations.

        The 8 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company's current and future wholly-owned domestic subsidiaries. The 8 7/8% notes rank equally with the Company's future senior subordinated debt, including the 11 1/8% senior subordinated notes, and junior to it's senior debt, including debt under the Company's senior credit facility. In addition, the 8 7/8% notes will be effectively junior to any indebtedness of our non-U.S. or unrestricted subsidiaries, none of which have guaranteed the 8 7/8% notes.

        As a result of the prepayment of the Company's term loan, the Company charged to operations, deferred financing costs of $5.9 million, related to the repayment of existing outstanding debt. In addition, the Company paid a prepayment penalty of $2.0 million. The total, $7.9 million, has been reflected as an extraordinary item, net of income tax benefit of $2.8 million, in the consolidated statement of income for the three months ended March 31, 2002.

7.    Unaudited Proforma Financial Information

        Unaudited pro forma financial information for the three months ended March 31, 2002 and 2001, as though the CRC acquisition had occurred on January 1, 2001, is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2001	2002
	(proforma)	(actual)
Revenues	$134,744	$153,596
Income before extraordinary item	8,998	9,282
Extraordinary item, net of income tax benefit	—	(5,151)

Net income	$8,998	$4,131
Income before extraordinary item per common share
Basic	$0.60	$0.54
Diluted	0.58	0.52
Net income per common share
Basic	$0.60	$0.24
Diluted	0.58	0.23
Weighted shares outstanding
Basic	15,044	17,016
Diluted	15,524	17,868

8.    Litigation

        On August 20, 2001, Showboat Development Company brought a lawsuit against the Company and certain other parties related to the Charles Town Entertainment Complex. The suit alleged, among other things, that the Company's operation of coin-out video lottery terminals at the Charles Town facility constitute operation of a casino, thereby triggering Showboat's option to manage the casino. The suit also alleged that the Company's March 2000 acquisition of the 11% minority interest in Charles Town Races from BDC Group, the Company's former joint venture partner, was made in violation of a right of first refusal that Showboat held from BDC covering the sale of any interest in any casino at Charles Town Races. The Company filed in federal district court in Nevada a motion to dismiss this action for lack of personal jurisdiction and, in the alternative, a motion to transfer the case to the state of West Virginia. On January 25, 2002, the district court granted the Company's motion to dismiss. On February 13, 2002, Showboat filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania. The substance of the lawsuit was substantially similar to Showboat's previous claim filed in Nevada. On March 28, 2002, the Company and Showboat agreed to settle all litigation related to this matter. Under the settlement, the Company agreed to make a one-time payment of $1.0 million to Showboat, which was recognized in general and administrative expenses in the Company's operating results for the fourth quarter of 2001.

        In July 2001, a lawsuit was filed against the Company by certain surveillance employees at the Charles Town facility claiming that the Company's surveillance of those employees during working hours was improper. The lawsuit claims damages of $7.0 million and punitive damages of $15.0 million. The Company currently is conducting discovery in the case but, at this time, believes that all of the claims of the employees are without merit. The Company intends to vigorously defend itself against this action and does not believe that this action will have a material adverse effect on its financial condition or results of operations.

        In January 2002, an employee at the Company's Charles Town facility initiated a suit against the Company alleging invasion of privacy. The employee claims in the suit that she was subjected to an involuntary strip search by other Charles Town employees as part of a theft investigation and is seeking punitive damages. The lawsuit claims damages of $.5 million and punitive damages of $3.5 million. The Company believes it has meritorious defenses and intends to vigorously defend itself against this suit.

        The Company is a party to certain other litigation but does not believe there will be a material adverse effect on its financial condition or results of operations if any of these legal proceedings were adversely adjudicated or settled. Furthermore, the nature of the Company's business subjects it to the risk of lawsuits filed by customers and others. In general, litigation can be expensive and time consuming to defend and could result in settlements or damages that could significantly impact results of operations or financial condition.

9.    Subsequent Event

  Bullwhackers Acquisition:

        On August 30, 2001, the Company entered into a definitive agreement to acquire all of the assets of the Bullwhackers Casino operations, in Black Hawk, Colorado, from Colorado Gaming and Entertainment Co., a subsidiary of Hilton Group plc, for $6.5 million in cash. The Bullwhackers assets consist of the Bullwhackers Casino, the adjoining Bullpen Sports Casino, the Silver Hawk Saloon and Casino, an administrative building and a 475-car parking area, all located in the Black Hawk, Colorado gaming jurisdiction. The Bullwhackers properties comprise a total of 63,800 square feet of interior space, 20,700 square feet of which is devoted to gaming, consisting of 1,002 slot machines and 16 table games. The properties are located on leased land as well as 3.25 acres of land included in the acquisition, much of which is utilized for parking. The transaction closed on April 25, 2002. As of March 31, 2002, the Company had advanced $.5 million under the terms of the agreement, which was applied to the purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We derive substantially all of our revenues from gaming and racing operations. Over the past few years, revenues from our gaming machines at the Charles Town Entertainment Complex, our gaming operations in Mississippi and Louisiana and our management contract in Orillia, Canada have accounted for an increasingly larger share of our total revenues. Our racing revenues have been derived from wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasts of our races at out-of-state locations. Our other revenues have been derived from food and beverage sales, concessions and certain other ancillary activities.

        We expect that in future periods gaming revenue as a percentage of our total revenues will continue to increase as we continue to focus on our gaming operations. For the three months ended March 31, 2002 and 2001, gaming revenue represented approximately 84.0% and 77.2% of our total revenue, respectively.

        On April 25, 2002, we completed the acquisition of all of the assets of the Bullwhackers Casino operations in Black Hawk, Colorado, from a subsidiary of Hilton Group plc for $6.5 million cash.

Critical Accounting Policies

        Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements in the Form 10K for the year ended December 31, 2001. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

Revenue recognition

        In accordance with common industry practice, our casino revenues are the net of gaming wins less losses. Racing revenues include our share of pari-mutual wagering on live races after payment of amounts returned as winning wagers, and our share of wagering from import and export simulcasting as well as our share of wagering from our OTW's. The vast majority of wagers for both businesses are in the form of cash and we do not grant credit to our customers to a significant extent. Our receivables consist principally of amounts due from simulcasting of our races to other racetracks and their OTW's. We also have receivables due under our management contract with Casino Rama for management fees and for expenses, primarily salaries and wages, payable in accordance with our contract. Historically, we have not experienced any significant bad debts from uncollected receivables.

Recent Accounting Standards

        In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangibles Assets" (SFAS 142). SFAS 141 requires the use of the purchase method accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on certain criteria in SFAS 141.

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

        Our previous business combinations were accounted for using the purchase method. As of March 31, 2002, net carrying amount of goodwill is $160.2 million and other intangible assets (consisting of the management service contract for Casino Rama) is $23.4 million. Amortization expense for other intangible assets for the three months ending March 31, 2002 was $.6 million. Goodwill amortization, which was $3.5 million in 2001, ceased when we implemented SFAS 142 on January 1, 2002. To comply with the transition provisions of SFAS 142, we have determined our reporting units. Goodwill attributable to each of our reporting units is being tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is being determined through independent appraisals of the reporting units. The appraisals are still in process and we have not completed our impairment testing required by the transition provisions of SFAS 142. Therefore, it is not practical, at this time, to estimate the impact of the adoption of this new accounting standard. Goodwill amortization net of income tax benefit, was $325,000 for the quarter ended March 31, 2001.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also amends ARB No. 51 "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002, did not have any impact on our financial position or results of operations for the quarter ended March 31, 2002. We do not anticipate that the implementation of this standard will have any significant effect throughout 2002.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

        The results of operations by property level for the three months ended March 31, 2001 and 2002 are summarized below (in thousands):

	Revenues		EBITDA
	2001	2002	2001	2002
Charles Town Entertainment Complex	$41,104	$57,097	$10,998	$14,519
Casino Magic Bay St. Louis	21,641	22,941	5,098	4,942
Boomtown Biloxi	17,711	19,704	3,585	4,163
Casino Rouge(1)	—	26,934	—	7,445
Casino Rama Management Contract(1)	—	2,399	—	2,195
Pennsylvania Racing operations(2)	23,979	24,934	3,919	3,568
Pennwood Racing, Inc.	—	—	1,070	774
Corporate eliminations (3)	(357)	(432)	—	—
Corporate operations	308	19	(2,357)	(3,867)
Corporate operations CRC Holdings(1)	—	—	—	(203)

Total	$104,386	$153,596	$22,313	$33,536

(1)
Reflect results of the CRC acquisition since April 28, 2001

(2)
Includes Penn National Race Course, Pocono Downs, and related off-track wagering facilities.

(3)
Primarily reflects intracompany transactions related to import/export simulcasting.

Three Months Ended March 31, 2002 Compared to Three Months Ending March 31, 2001

        Revenues for the three months ended March 31, 2002 increased by $49.2 million, or 47.1%, to $153.6 million in 2002 from $104.4 million in 2001. Revenues increased at the Charles Town Entertainment Complex by $16.0 million, or 38.9%, to $57.1 million in 2002 from $41.1 million in 2001. This revenue growth was driven primarily by a change in the mix of gaming machines from video voucher machines and increased patronage resulting from the expanded gaming floor, which opened in December 2000. Revenues increased at the Casino Magic Bay St. Louis and Boomtown Biloxi properties by $3.2 million, or 8.1%, to $42.6 million in 2002 from $39.4 million in 2001. The Casino Rouge and the Casino Rama management contract, which were acquired on April 27, 2001, accounted for $29.3 million of the increase. Revenues from the Pennsylvania racetracks and OTWs increased by approximately $.9 million due to an increase in wagering.

        Operating expenses for the three months ended March 31, 2002 increased by $39.3 million, or 43.9%, to $128.9 million in 2002 from $89.6 million in 2001. Operating expenses increased at the Charles Town Entertainment Complex by $12.0 million, or 36.8%, to $44.6 million in 2002 from $32.6 million in 2001. Gaming expenses accounted for 83.1% of the increase at Charles Town due to increases in gaming taxes attributable to higher gaming revenues and higher tax rates and salaries and wages. Operating expenses increased at Casino Magic Bay St. Louis and Boomtown Biloxi by $3.0 million, or 8.9%, to $36.6 million in 2002 from $33.6 million in 2001. The Casino Rouge and the Casino Rama management contract, which were acquired on April 27, 2001, accounted for $21.9 million of the increase. Operating expenses at the Pennsylvania racetracks and OTWs increased by $1.2 million. Corporate overhead increased by $1.5 million, or 62.5%, to $3.9 million in 2002 from $2.4 million in 2001.

        EBITDA increased by $11.2 million, or 50.2%, to $33.5 million in 2002 from $22.3 million in 2001. EBITDA increased at the Mississippi properties by $.4 million to $9.1 million in 2002 from $8.7 million in 2001. The CRC properties accounted for $9.4 million of the increase. EBITDA at the Charles Town facility increased by $3.6 million, or 32.7%, to $14.5 million in 2002 from $11.0 million in 2001. The Pennsylvania racetracks and OTWs and New Jersey joint venture EBITDA accounted for a decrease of $.6 million over the last three months.

        Interest expense increased $1.7 million in 2002 due primarily to additional borrowings of approximately $200.0 million in March 2001 to finance the CRC acquisition, the borrowing in February 2002 of $175.0 million, which repaid the current term loan, offset by a reduction in the term loan amount of $96.1 million paid from the proceeds of the Equity Offering.

        In 2002, we incurred an extraordinary charge, net of taxes, of $5.1 million for the early extinguishment of debt and prepayment fees related to the early extinguishment of debt. After giving effect to this change, our net income was $4.1 million for the three months ending March 31, 2002.

Charles Town Entertainment Complex

        Total revenues for the three months ended March 31, 2002 increased by $16.0 million, or 38.9%, to $57.1 million in 2002 from $41.1 million in 2001. Gaming revenues increased by $15.3 million, or 43.8%, to $50.2 million in 2002 from $34.9 million in 2001. This increase was primarily due to an increase in win per unit per day to $275 in 2002 from $192 in 2001 driven by an increase in customer visits as a result of favorable weather and a redirection of our marketing programs. The gaming floor was expanded in December 2000 to include 500 additional machines, bringing the total number of gaming devices to 2,000. Racing revenues increased by $.6 million, or 12.5%, to $5.4 million in 2002 from $4.8 million in 2001. This increase was primarily due to 20 additional racing days in 2002. Other revenues increased $.1 million, or 7.1%, to $1.5 million primarily due to increases in retail, food and beverage, and other revenues.

        Total operating expenses for the three months ended March 31, 2002 increased by $12.0 million, or 36.8%, to $44.6 million in 2002 from $32.6 million in 2001. The increase was primarily due to an increase in gaming and racing related taxes of $9.9 million, attributed to higher gaming and racing revenues and a change in gaming legislation that resulted in an increase in the gaming tax rate and the administrative fee paid to the West Virginia Lottery Commission. Payroll and benefits increased by $1.6 million primarily due to the increase in staffing levels to accommodate the increased customer volumes associated with the expanded facility compared to staffing levels in the prior period. Other expenses for the period include $.3 million in legal fees and litigation reserves. EBITDA for the three months ended March 31, 2002 increased by $3.5 million, or 31.8%, to $14.5 million in 2002 from $11.0 million in 2001.

Casino Magic Bay St. Louis

        Total revenues for the quarter ended March 31, 2002 increased by $1.3 million, or 6.0%, to $22.9 million in 2002 from $21.6 million in March 2001. Gaming revenues for the quarter ended March 31, 2002 increased by $1.0 million, or 5.2%, to $20.4 million in 2002 from $19.4 million in March 2001. The amount played at table games for the quarter ended March 31, 2002 increased by $2.1 million, or 13.0%, to $18.2 million in 2002 from $16.1 million in March 2001. Our table game win percentages were 15.6% and 18.3% for the quarter ended March 31, 2002 and 2001, respectively. Slot coin-in for the quarter ended March 31, 2002 increased by $16.3 million, or 6.8%, to $257.5 million in 2002 from $241.2 million in March 2001. Our slot machine win percentage for the quarter ended March 31, 2002 was 6.8%, which was the same as the quarter ended March 31, 2001. Food and beverage revenues for the quarter ended March 31, 2002 increased by $.4 million, or 44.4%, to $1.3 million in 2002 from $.9 million in March 2001. Food and beverage meals served for the quarter ended March 2002 increased by 35,513, or 19.2%, to 220,488 in 2002 from 184,975 in March 2001. In June 2001, the re-modeled buffet was opened with full seating capacity. Food and beverage revenues increased over prior year due to increased volume in the buffet, and an increase in the night buffet price.

        Total operating expenses for the quarter ended March 31, 2002 increased by $1.4 million, or 7.6%, to $19.8 million in 2002 from $18.4 million in March 2001. Gaming expenses for the quarter ended March 31, 2002 increased by $.3 million, or 2.6%, to $11.8 million in 2002 from $11.5 million in March 31, 2001. Gaming expenses increased over the prior year for several reasons. Gaming taxes increased due to increased gaming revenue. Also, slot marketing expenses and progressive game fees increased due to higher slot machine play. Food and beverage expenses for the quarter ended March 31, 2002 increased by $.4 million, or 43.6%, to $1.3 million in 2002 from $.9 million in March 2001 due to increased volume in the buffet. Administrative expenses for the quarter ended March 31, 2002 increased by $.5 million, or 15.6%, to $3.7 million in 2002 from $3.2 million in March 2001. The primary factors contributing to the increase in administrative expenses over the prior year were higher executive compensation, including management incentives, property and casualty insurance premiums, human resources expenses, hotel preopening expenses and casino grounds expenses. EBITDA for the three months ended March 31, 2002 decreased by $.2 million, or 3.9%, to $4.9 million in 2002 from $5.1 million in 2001.

Boomtown Biloxi

        Total revenues for the three months ended March 31, 2002 increased by $2.0 million, or 11.3%, to $19.7 million in 2002 from $17.7 million in 2001. The increase was primarily due to a $1.6 million increase in slot machine revenues. Gaming revenues increased by $1.8 million, or 11.5%, to $17.4 million in 2002 from $15.6 million in 2001, primarily as a result of an 8.5% increase in the amount played at the slot machines. The increase in slot machine play appears to have been driven by our refined marketing strategy which is focusing on direct mail marketing to known customers and new mass marketing campaigns highlighting new "loose" slots and quality, value-focused restaurants. Food and beverage revenues increased by $.1 million, or 6.3%, to $1.7 million in 2002 from $1.6 million in 2001. Food and beverage revenues are up due to the continued recognition received since being voted the "best buffet" in the market by a local Biloxi newspaper.

        Total operating expenses for the three months ended March 31, 2002 increased by $1.6 million, or 10.5%, to $16.8 million in 2002 from $15.2 million in 2001. Gaming expenses increased by $.8 million, or 11.1%, to $8.0 million in 2002 from $7.2 million in 2001 primarily due to higher gaming taxes associated with higher gaming revenues. General and administrative expenses increased by $.7 million, or 14.9%, to $5.4 million in 2002 from $4.7 million in 2001. This increase is primarily attributable to an increase in lease expenses of $.2 million as a result of higher gaming revenues and an increase in property and casualty insurance premiums of $.3 million. EBITDA for the three months ended March 31, 2002 increased by $.6 million, or 16.7%, to $4.2 million in 2002 from $3.6 million in 2001.

Casino Rouge and Casino Rama

        The acquisition of Casino Rouge in Baton Rouge, Louisiana, and a management contract to operate Casino Rama in Orillia, Canada, was completed on April 27, 2001. For the three months ended March 31, 2002, Casino Rouge had revenues of $26.9 million consisting mainly of gaming revenues. Operating expenses for Casino Rouge totaled $20.9 million consisting of gaming ($13.2 million), other ($1.2 million), general and administrative ($5.1 million) and depreciation and amortization expense ($1.4 million). For the three months ended March 31, 2002, management fees from the Casino Rama management contract totaled $2.4 million for which there was $.2 million of direct operating expenses relating to the associated revenues and amortization of $.6 million related to the management services contract. EBITDA for Casino Rouge and Casino Rama totaled $9.4 million for the same period

Pennsylvania Racing Operations

        Revenues for the three months ended March 31, 2002 increased by $.9 million, or 3.8%, to $24.9 million in 2002 from $24.0 million in 2001. Racing revenues increased by $.8 million in 2002 as a result of an increase in internet and account wagering and an increase in live race days at Penn National Race Track. Attendance increased by 1.3% at both Penn National Race Track and Pocono Downs in 2002 due in part to a milder winter in 2002 compared to 2001. As a result of higher attendance, wagering for the three months ended March 31, 2002 increased by $4.8 million, or 5.3%, to $95.7 million in 2002 from $90.9 million in 2001. Internet and account wagering increased during the quarter by $5.0 million, or 58.4% due to the startup of internet wagering through eBetUSA.com and Playboy.com after first quarter of 2001. Operating expenses for the three months ended March 31, 2002 increased by $1.2 million, or 5.7%, to $22.3 million in 2002 from $21.1 million in 2001. Operating expenses associated with the internet and account wagering accounted for the majority of this increase. Scheduled increases in pari-mutuel taxes and purses at Pocono Downs accounted for approximately $.2 million of the increase. EBITDA for the quarter decreased by $.3 million, or 7.7%, to $3.6 million in 2002 from $3.9 million in 2001.

Corporate Overhead Expenses

        Corporate overhead expenses increased by $1.5 million, or 62.5%, to $3.9 million in 2002 from $2.4 million in 2001. Salaries and wages, payroll taxes, and employee benefits increased by $.7 million as a result of additional staff at the corporate office necessary to support recent acquisitions, severance payments and additional payroll expense due to the accelerated vesting of stock options. Legal expenses increased by approximately $.4 million due to an increase in litigation and regulatory compliance. Consulting and professional services increased by $.2 million due to acquisition-related activities and marketing studies. Travel expenses increased by $.2 million due to additional travel required to support the Mississippi, Louisiana and Canada properties.

New Jersey Joint Venture

        We have an investment in Pennwood Racing, Inc., which operates Freehold Raceway in New Jersey and, until May 2001, operated Garden State Park. In May 2001, Garden State Park was sold and the joint venture ceased operating Garden State Park. Our 50% share of Pennwood's net income was $.8 million in the three months ended March 31, 2002, compared to $1.1 million in 2001, and was recorded as other income on the income statement. The decrease in the joint venture's net income in 2002 is a result of the closure of Garden State Park.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of securities.

        Net cash provided by operating activities was $19.5 million for the three months ended March 31, 2002. This consisted of net income and non-cash items ($15.3 million), earnings from joint venture ($.8 million), an increase in deferred income taxes ($1.0 million), a decrease in current assets ($3.1 million) and in current liabilities ($3.2 million) related to the normal course of business.

        Cash flows used in investing activities totaled $19.9 million for the three months ended March 31, 2002. Expenditures for property, plant, and equipment totaled $20.0 million and included new hotel construction at Casino Magic ($7.8 million), parking garage and expansion at Charles Town ($8.6 million), other small projects ($.2 million) and maintenance capital expenditures ($3.4 million).

        Cash flows from financing activities provided net cash flow of $8.0 million for the three months ended March 31, 2002. Aggregate proceeds from the issuance of notes were $175.0 million, portions of which were used to pay financing costs associated with the issuance ($4.4 million). Principal payments on long-term debt under our existing credit facility, net of additional borrowings on the revolving line of credit, were $258.9 million. Proceeds from the exercise of stock options totaled $.2 million. Proceeds from sale of common stock were $96.1 million.

Capital Expenditures

        The following table summarizes our planned capital expenditures, other than maintenance capital expenditures, by property level, for 2002 (in thousands):

Property	Budget 2002	Expenditures Through March 31, 2002	Balance To Expend
Charles Town Entertainment Complex	$41,400	$8,600	$32,800
Casino Magic Bay St. Louis	20,700	$7,900	12,800
Bullwhackers(1)	9,000	—	9,000

Total	$71,100	$16,500	$54,600

(1)
Acquired April 25, 2002.

        Beginning in late 2001, we expended, and through the end of 2002 we expect to expend, significant amounts on capital expenditures at the Charles Town Entertainment Complex and Casino Magic Bay St. Louis. At Charles Town, we expect to spend an additional $41.4 million in 2002 on capital expenditures that were begun in 2001. Specifically, we expect to complete construction of a structured parking facility, at an estimated additional cost of $10.2 million in 2002, and expand the gaming and entertainment facility at Charles Town, at an estimated cost of $31.2 million in 2002, which includes the purchase of 500 additional gaming machines. In 2003, we expect to expend approximately $10.0 million to purchase and install an additional 1,000 machines at Charles Town. On February 28, 2002, the West Virginia Lottery Commission approved our request to add up to 1,500 additional gaming machines to the 2,000 machines already in place at Charles Town.

        At Casino Magic, we have begun construction of a 300-room hotel with meeting and conference facilities, three new restaurant venues, renovations to the existing buffet restaurant and certain amenities to the gaming floor. Through March 31, 2002, we have spent approximately $25.9 million on these projects. In the remainder of 2002, we expect to spend an additional $12.8 million to complete these projects.

        In January 2002, we signed an option to purchase approximately 4 acres of land adjacent to our Boomtown Biloxi property for $4.0 million. The purchase is contingent upon receiving certain governmental and third-party consents, authorizations, approvals and licenses which we expect could occur in 2003. If successful, we expect to use the land for additional parking for our Boomtown facility. In addition, we expect to make certain property improvements in 2003 at Boomtown at a cost of approximately $.5 million.

        On April 25, 2002, we completed our acquisition of all of the assets of the Bullwhackers Casino operations, in Black Hawk, Colorado, from Colorado Gaming and Entertainment Co., a subsidiary of Hilton Group plc, for $6.5 million in cash. As of March 31, 2002, we had advanced $.5 million under the terms of the agreement, which was applied to the $6.5 million purchase price. In 2002, we expect to spend $9.0 million for the acquisition, related closing costs and certain improvements to the Bullwhackers Casino.

Senior Secured Credit Facility

        On August 8, 2000, we entered into a $350.0 million senior secured credit facility with a syndicate of lenders led by Lehman Brothers Inc. and CIBC World Markets Corp. that replaced our then-existing credit facilities. The credit facility is comprised of a $75.0 million revolving credit facility maturing on August 8, 2005, a $75.0 million Tranche A term loan maturing on August 8, 2005 and a $200 million Tranche B term loan maturing on August 8, 2006. Up to $10.0 million of the revolving credit facility may be used for the issuance of standby letters of credit. In addition, up to $10.0 million of the revolving credit facility also may be used for short-term credit to be provided to us on a same-day basis, which must be repaid within five days. In connection with our equity and debt financing transactions in February 2002, we repaid the entire then-outstanding balances under the Tranche A and Tranche B term loans. These term loans are not available for future reborrowing. As of March 31, 2002, there was no outstanding balances on the revolving credit facility and $70.8 million was available for reborrowing (after giving effect to outstanding letters of credit as of March 31, 2002).

        At our option, the revolving credit facility may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 3.25%, in either case with the applicable rate based on our total leverage. The eurodollar rate is defined as the rate that appears on page 3750 of the Dow Jones Telerate Screen as of 11:00 a.m. London time two days before the applicable funding date (adjusted for statutory reserve requirements for eurocurrency liabilities) at which eurodollar deposits for one, two, three or six months, as selected by us, are offered in the interbank eurodollar market. In addition, as of December 22, 2000, we entered into a $100.0 million interest rate swap contract obligating us to pay a fixed rate of 5.825% against a variable interest rate based on the 90-day LIBOR rate, which expires on December 22, 2003. On August 3, 2001, we entered into a $36.0 million interest rate swap contract obligating us to pay a fixed rate of 4.8125% against a variable interest rate based on the 90-day LIBOR rate, which expires on June 30, 2004.

11 1/8% Senior Subordinated Notes due 2008

        On March 12, 2001, we completed a private offering of $200.0 million of our 11 1/8% senior subordinated notes due 2008. The net proceeds of the 11 1/8% notes were used, in part, to finance our acquisition of Casino Rouge and the management contract at Casino Rama, including the repayment of certain existing indebtedness at CRC. Interest on the 11 1/8% notes is payable on March 1 and September 1 of each year. The 11 1/8% notes mature on March 1, 2008. As of February 28, 2002, all of the principal amount of the 11 1/8% notes is outstanding.

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

        The 11 1/8% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933. On July 30, 2001, we completed an offer to exchange the 11 1/8% notes and guarantees for 11 1/8% notes and guarantees registered under the Securities Act of 1933 having substantially identical terms.

Recent Financing Transactions

  —Equity Offering

        On February 20, 2002, we completed a public offering of 4,600,000 shares of our common stock at a public offering price of $30.50 per share. Of the common shares sold in the offering, we sold 3,350,000 shares and The Carlino Family Trust, a related party, sold 1,250,000 shares. We have used the net proceeds from the offering, totaling approximately $96.1 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under the existing senior secured credit facility. We did not receive any proceeds from the offering by The Carlino Family Trust.

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

Commitments and Contingencies

  —Contractual Cash Obligations

        As discussed above, in February 2002 we completed public offerings of common stock and 8 7/8% senior subordinated notes and used the proceeds of those offerings to repay the outstanding term loan indebtedness under the senior secured credit facility. As of May 10, 2002, there was no indebtedness outstanding under the credit facility and there was approximately $71.0 million available for borrowing under the revolving credit portion of the credit facility (after giving effect to outstanding letters of credit). The following table is as of March 31, 2002 and reflects these recent offerings and the repayment of the senior secured credit facility.

		Payments Due By Period
	Total	April 1, 2002 to December 31, 2002	2003-2004	2005-2006	2007 and After
(in thousands)
11 1/8% senior subordinated notes due 2008(1)
Principal	$200,000	$—	$—	$—	$200,000
Interest	148,333	11,125	44,500	44,500	48,208
8 7/8% senior subordinated notes due 2010(2)
Principal	175,000	—	—	—	175,000
Interest	124,248	7,766	31,063	31,063	54,356
Operating leases	13,831	1,445	5,930	2,173	4,283
Bullwhackers Casino purchase agreement(3)	6,000	6,000	—	—	—

Total	$667,412	$26,336	$81,493	$77,736	$481,847

(1)
The $200.0 million aggregate principal amount of 11 1/8% notes matures on March 1, 2008. Interest payments of approximately $11.1 million are due on each March 1 and September 1 until March 1, 2008.

(2)
The $175.0 million aggregate principal amount of 8 7/8% notes matures on March 15, 2010. Interest payments of approximately $7.8 million are due on each March 15 and September 15 until March 15, 2010.

(3)
On April 25, 2002, we completed the acquisition of all of the assets of the Bullwhackers Casino operations from a subsidiary of Hilton Group plc.

  —Other Commercial Commitments

        The following table presents our material commercial commitments as of March 31, 2002 for the following future periods:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	2002	2003-2004	2005-2006	2007 and After
(in thousands)
Revolving Credit Facility(1)	$70,827	$—	$—	$70,827	$—
Letters of Credit(1)	4,173	4,173	—	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	10,208	767	9,441	—	—

Total	$85,208	$4,940	$9,441	$70,827	$—

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

  —Litigation

        On August 20, 2001, Showboat Development Company brought a lawsuit against us and certain other parties related to the Charles Town Entertainment Complex. The suit alleged, among other things, that our operation of coin-out video lottery terminals at the Charles Town facility constitute operation of a casino, thereby triggering Showboat's option to manage the casino. The suit also alleged that our March 2000 acquisition of the 11% minority interest in Charles Town Races from BDC Group, our former joint venture partner, was made in violation of a right of first refusal that Showboat held from BDC covering the sale of any interest in any casino at Charles Town Races. We filed in federal district court in Nevada a motion to dismiss this action for lack of personal jurisdiction and, in the alternative, a motion to transfer the case to the state of West Virginia. On January 25, 2002, the district court granted our motion to dismiss. On February 13, 2002, Showboat filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania. The substance of the lawsuit was substantially similar to Showboat's previous claim filed in Nevada. On March 28, 2002, Penn National and Showboat agreed to settle all litigation related to this matter. Under the settlement, we agreed to make a one-time payment of $1.0 million to Showboat, which was recognized in general and administrative expenses in our operating results for the fourth quarter of 2001.

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

        In January 2002, an employee at our Charles Town facility initiated a suit against us alleging invasion of privacy. The employee claims in the suit that she was subjected to an involuntary strip search by other Charles Town employees as part of a theft investigation and is seeking punitive damages. The lawsuit claims damages of $.5 million and punitive damages of $3.5 million. We believe we have meritorious defenses and intend to vigorously defend ourselves against this suit.

        We also are parties to certain other litigation but do not believe it will have a material adverse effect on our financial condition or results of operations if any of these legal proceedings were adversely adjudicated or settled. Furthermore, the nature of our business subjects us to the risk of lawsuits filed by customers and others.

Outlook

        Based on our current level of operations, and anticipated revenue growth, we believe that cash generated from operations and amounts available under our credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available under our credit facility or otherwise will be available to enable us to service our indebtedness, including the credit facility and the notes, to retire or redeem our outstanding indebtedness when required or to make anticipated capital expenditures. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. We may need to refinance all or a portion of our debt on or before maturity. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On December 20, 2000, and August 3, 2001, in order to satisfy the requirements of our existing credit facility, we entered into two interest rate swap agreements with financial institutions in the aggregate notional amount of $136 million. The interest rate swap agreements hedged our exposure on our outstanding floating rate obligations. We replaced the floating rate debt with fixed rate debt in March 2002. The purpose of the interest rate swaps was to convert a portion of our floating rate interest obligations to obligations having a fixed rate of 5.835% and 4.8125% plus an applicable margin up to 4.00% per annum through June 30, 2004. The fixing of interest rates reduced in part our exposure to the uncertainty of floating interest rates. The differentials paid or received by us on the interest rate swap agreements is recognized as adjustments to interest expense in the period incurred. For the three months ended March 31, 2002, interest expense increased by approximately $875,000 as a result of the interest rate swap agreements. We are exposed to credit loss in the event of nonperformance by our counter parties to the interest rate swap agreements. We do not anticipate nonperformance by such financial institutions, and no material loss would be expected from the nonperformance by such financial institutions. Our interest rate swap agreements expire in December 2003 and June 2004.

        Although we replaced the variable term indebtedness under the existing senior secured credit facility with fixed rate debt, we did not cancel the related interest rate swap agreements. We continue to maintain these agreements. The changes in the fair values of the interest rate swaps as well as the amortization of the amounts recorded in other comprehensive income were recognized as components of interest expense subsequent to the payoff of the floating rate debt. We estimate that $1.8 million of net derivative losses included in other comprehensive income will be reclassified into interest expense within the next twelve months.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        On August 20, 2001, Showboat Development Company brought a lawsuit against us and certain other parties related to the Charles Town Entertainment Complex. The suit alleged, among other things, that our operation of coin-out video lottery terminals at the Charles Town facility constitute operation of a casino, thereby triggering Showboat's option to manage the casino. The suit also alleged that our March 2000 acquisition of the 11% minority interest in Charles Town Races from BDC Group, our former joint venture partner, was made in violation of a right of first refusal that Showboat held from BDC covering the sale of any interest in any casino at Charles Town Races. We have filed in federal district court in Nevada a motion to dismiss this action for lack of personal jurisdiction and, in the alternative, a motion to transfer the case to the state of West Virginia. On January 25, 2002, the district court granted our motion to dismiss. On February 13, 2002, Showboat filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania. The substance of the lawsuit was substantially similar to Showboat's previous claim filed in Nevada. On March 28, 2002, Penn National and Showboat agreed to settle all litigation related to this matter. Under the settlement, we agreed to make a one-time payment of $1.0 million to Showboat, which was recognized in general and administrative expenses in our operating results for the fourth quarter of 2001.

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

        In January 2002, an employee at our Charles Town facility initiated a suit against us alleging invasion of privacy. The employee claims in the suit that she was subjected to an involuntary strip search by other Charles Town employees as part of a theft investigation and is seeking punitive damages. The lawsuit claims damages of $.5 million and punitive damages of $3.5 million. We believe we have meritorious defenses and intend to vigorously defend ourselves against this suit.

        We also are parties to certain other litigation but do not believe it will have a material adverse effect on our financial condition or results of operations if any of these legal proceedings were adversely adjudicated or settled. Furthermore, the nature of our business subjects us to the risk of lawsuits filed by customers and others.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  1.1
  Purchase agreement entered into on February 13, 2002 between Penn National Gaming, Inc. and The Carlino Family Trust with Merrill Lynch & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., CIBC World Markets Corp., Deutsche Banc Alex. Brown Inc. and Lehman Brothers Inc., as representatives of the several underwriters named therein (previously filed as an exhibit to our current report on Form 8-K filed with the Commission on February 20, 2002, and incorporated herein by reference).

  (b)
  Reports on Form 8-K

        We filed the following Current Report on Form 8-K during the first quarter 2002:

        On February 5, 2002, we filed a Current Report on Form 8-K that announced our plans to offer 3,500,000 shares of stock in a public offering, of which 1,000,000 shares were being offered by The Carlino Family Trust.

        On February 8, 2002, we filed a Current Report on Form 8-K that provided first quarter and full year guidance targets for 2002.

        On February 20, 2002, we filed a Current Report on Form 8-K that described the purchase agreement entered into on February 13, 2002 between us and The Carlino Family Trust with Merrill Lynch & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., CIBC World Markets Corp., Deutsche Banc Alex. Brown Inc. and Lehman Brothers Inc., as representatives of the several underwriters named therein providing for the underwritten public offering of 4,000,000 shares of common stock, par value $.01 per share, of our stock at a public offering price of $30.50 before underwriting discount. The report also described the status of our ongoing litigation with Showboat Development Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.
MAY 14, 2002	By:	/s/ WILLIAM J. CLIFFORD William J. Clifford Chief Financial Officer

QuickLinks

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES INDEX
Penn National Gaming, Inc. and Subsidiaries Consolidated Balance Sheet (In thousands, except share and per share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Income (In thousands, except per share data) (Unaudited)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited) (In thousands, except share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statement of Cash Flow (In thousands) (Unaudited)
Notes to Consolidated Financial Statements
SIGNATURES