Form 10-Q
period 2002-06-30
PENN NATIONAL GAMING INC
filed 2002-08-14
CIK 921738

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding as of August 6, 2002
Common Stock, par value $.01 per share	39,946,434 shares

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

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
INDEX

Page
PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS
Consolidated Balance Sheets— December 31, 2001 and June 30, 2002 (unaudited)	3
Consolidated Statements of Income (unaudited)— Six Months Ended June 30, 2001 and 2002	4
Consolidated Statements of Income (unaudited)— Three Months Ended June 30, 2001 and 2002	5
Consolidated Statement of Shareholders' Equity (unaudited)— Six Months Ended June 30, 2002	6
Consolidated Statements of Cash Flow (unaudited)— Six Months Ended June 30, 2001 and 2002	7
Notes to Consolidated Financial Statements	8-13
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-30
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
PART II—OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS	31
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K	31
Signature Page	32

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheet
(In thousands, except share and per share data)

	December 31, 2001	June 30, 2002
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$38,378	$48,020
Receivables	19,367	17,239
Prepaid expenses and other current assets	7,751	8,189
Prepaid income taxes	—	1,700
Deferred income taxes	4,610	4,425

Total current assets	70,106	79,573

Property, plant and equipment, at cost
Land and improvements	82,981	84,100
Building and improvements	226,478	258,378
Furniture, fixtures and equipment	104,215	116,087
Transportation equipment	1,175	1,495
Leasehold improvements	11,795	12,700
Construction in progress	21,338	34,185

	447,982	506,945
Less accumulated depreciation and amortization	58,063	72,742

	389,919	434,203

Other assets
Investment in and advances to unconsolidated affiliates	14,187	15,511
Cash in escrow	500	—
Excess of cost over fair market value of net assets acquired	160,210	160,299
Management service contract (net of amortization of $1,695 and $2,951, respectively)	24,050	22,794
Deferred financing costs, net	14,090	11,412
Miscellaneous	6,315	7,001

Total other assets	219,352	217,017

	$679,377	$730,793

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$15,141	$18
Accounts payable	18,975	19,082
Accrued expenses	19,623	19,480
Accrued interest	14,263	18,449
Accrued salaries and wages	13,533	14,624
Taxes, other than income taxes	5,272	4,429
Income taxes	180	—
Other current liabilities	5,108	5,014

Total current liabilities	92,095	81,096

Long term liabilities
Long-term debt, net of current maturities	443,768	380,500
Deferred income taxes	40,249	41,860

Total long-term liabilities	484,017	422,360

Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; no shares issued	—	—
Common stock, $.01 par value, authorized 200,000,000 shares; Shares issued 31,866,850 and 39,936,434, respectively	160	402
Treasury stock, at cost 849,400 shares	(2,379)	(2,379)
Additional paid in capital	43,605	152,650
Retained earnings	65,721	79,019
Accumulated other comprehensive loss	(3,842)	(2,355)

Total shareholders' equity	103,265	227,337

	$679,377	$730,793

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,
	2001	2002
Revenues
Gaming	$161,752	$235,398
Racing	56,887	59,830
Management service fee	1,981	5,077
Other revenue	15,473	18,324

Total revenues	236,093	318,629

Operating Expenses
Gaming	90,880	130,558
Racing	39,143	43,358
Other	14,788	21,041
General and administrative	40,463	55,322
Depreciation and amortization	14,809	16,454

Total operating expenses	200,083	266,733

Income from operations	36,010	51,896

Other income (expenses)
Interest expense	(22,019)	(20,747)
Interest income	2,186	838
Earnings from joint venture	1,560	1,325
Other	(584)	(506)
Loss on change in fair values of interest rate swaps	—	(3,015)

Total other expenses	(18,857)	(22,105)

Income before income taxes and extraordinary item	17,153	29,791
Taxes on income	6,053	11,342

Income before extraordinary Item	11,100	18,449
Extraordinary item, loss on early extinguishment of debt, net of income tax benefit of $2,773	—	(5,151)

Net income	$11,100	$13,298

Per share data
Basic
Income before extraordinary item	$.37	$.51
Extraordinary item	—	(.14)

Net income	$.37	$.37

Diluted
Income before extraordinary item	$.35	$.49
Extraordinary item	—	(.14)

Net income	$.35	$.35

Weighted shares outstanding
Basic	30,335	36,384
Diluted	31,458	37,877

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2001	2002
Revenues
Gaming	$91,857	$120,964
Racing	29,698	31,613
Management service fee	1,981	2,678
Other revenue	8,437	9,774

Total revenues	131,973	165,029

Operating Expenses
Gaming	51,200	66,603
Racing	20,669	23,016
Other	8,158	11,542
General and administrative	22,365	28,283
Depreciation and amortization	8,341	8,388

Total operating expenses	110,733	137,832

Income from operations	21,240	27,197

Other income (expenses)
Interest expense	(12,955)	(9,955)
Interest income	1,180	366
Earnings from joint venture	490	550
Other	(25)	(276)
Loss on change in fair value of interest rate swaps	—	(3,015)

Total other expenses	(11,310)	(12,330)

Income before income taxes	9,930	14,867
Taxes on income	3,442	5,705

Net income	$6,488	$9,162

Per share data
Basic	$.21	$.24
Diluted	$.20	$.23
Weighted shares outstanding
Basic	30,564	38,710
Diluted	31,789	40,028

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Loss
			Treasury Stock	Additional Paid-in Capital	Retained Earnings			Comprehensive Income
	Shares	Amount					Total
Balance, December 31, 2001	31,866,850	$160	$(2,379)	$43,605	$65,721	$(3,842)	$103,265
Exercise of stock options including tax benefit of $2,740	1,369,584	14	—	12,798	—	—	12,812	—
Equity offering	6,700,000	68		95,973			96,041	—
Stock option accelerated vesting	—	—	—	434	—	—	434	—
Change in fair value of interest rate swap agreements, net of income taxes of $495	—	—	—	—	—	918	918	918
Amortization of unrealized loss on interest rate swap agreements, net of income taxes of $259	—	—	—	—	—	482	482	—
Stock dividend	—	160	—	(160)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	87	87	87
Net income for the six months ended June 30, 2002	—	—	—	—	13,298	—	13,298	13,298

Balance, June 30, 2002	39,936,434	$402	$(2,379)	$152,650	$79,019	$(2,355)	$227,337	$14,303

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2002
Cash flows from operating activities
Net income	$11,100	$13,298
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,809	16,454
Amortization of deferred financing costs charged to interest expense	1,113	1,082
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense	—	482
Earnings from joint venture	(1,560)	(1,325)
Loss on sale of fixed assets	598	360
Extraordinary loss relating to early extinguishment of debt, before income tax benefit	—	5,906
Deferred income taxes	216	1,796
Accelerated vesting of stock options	—	434
Tax benefit from stock options exercised	—	2,740
Increase in unrealized loss on fair values of interest rate swap contracts	—	3,015
Foreign currency translation adjustment	—	87
Decrease (Increase), net of business acquired, in
Receivables	994	3,339
Prepaid expenses and other current assets	254	(154)
Prepaid income taxes	1,905	(1,700)
Miscellaneous other assets	(929)	(570)
Increase (decrease), net of business acquired, in
Accounts payable	(7,591)	87
Accrued expenses	7,250	(1,297)
Accrued interest	9,759	2,089
Accrued salaries and wages	1,008	1,091
Taxes payable, other than income taxes	210	(1,164)
Income taxes payable	—	(180)
Other current liabilities	(510)	(94)

Net cash provided by operating activities	38,626	45,776

Cash flows from investing activities
Expenditures for property, plant and equipment	(13,365)	(52,967)
Proceeds from sale of property and equipment	98	239
Distributions from joint venture	1,077	—
Cash in escrow	5,107	500
Acquisition of business, net of cash acquired	(182,423)	(7,114)

Net cash (used) in investing activities	(189,506)	(59,342)

Cash flows from financing activities
Proceeds from exercise of options and warrants	4,813	10,072
Proceeds from sale of common stock	—	96,041
Proceeds from long-term debt	202,000	179,252
Principal payments on long-term debt	(34,664)	(258,891)
(Increase) in unamortized financing cost	(6,883)	(3,266)

Net cash provided by financing activities	165,266	23,208

Net increase in cash and cash equivalents	14,386	9,642
Cash and cash equivalents, at beginning of period	23,287	38,378

Cash and cash equivalents, at end of period	$37,673	$48,020

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc., and its wholly owned subsidiaries (collectively, the "Company"). The Company owns or operates, through its subsidiaries, six gaming properties in West Virginia, Mississippi, Louisiana, Colorado and Ontario, Canada. The Company also owns two racetracks and eleven off-track wagering facilities in Pennsylvania and, through its interest in Pennwood Racing, Inc., Freehold Raceway in New Jersey. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

        In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations for the three and six month periods ended June 30, 2001 and 2002. The results of operations experienced for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2002.

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

2.    Excess of the Cost over Fair Value of Net Assets Acquired (Goodwill) and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 eliminated the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets.

        Goodwill amortization, which was $3.5 million in the year ended December 31, 2001, ceased when we implemented SFAS 142 on January 1, 2002. To comply with the transition provisions of SFAS 142, we have determined our reporting units. Goodwill attributable to each of our reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined through independent appraisals of the reporting units. On June 18, 2002, the Company received its fair value study report prepared by an independent valuation consulting firm. Based on the results of the study, the fair value of the reporting units is greater than the carrying value as reported in the financial statements as of December 31, 2001 and, accordingly, there is no impairment charge to record under SFAS 142.

        The following table presents a comparison of income before extraordinary item, net income and earnings per share for the three and six months ended June 30, 2002 to the respective adjusted amounts for the three and six months ended June 30, 2001 that would have been reported had SFAS 142 been in effect during 2001 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Reported income before extraordinary item	$6,488	$9,162	$11,100	$18,449
Add back goodwill amortization, net of taxes	616	—	945	—

Adjusted income before extraordinary item	$7,104	$9,162	$12,045	$18,449

Reported net income	$6,488	$9,162	$11,100	$13,298
Add back goodwill amortization, net of taxes	616	—	945	—

Adjusted net income	$7,104	$9,162	$12,045	$13,298

Earnings per share—basic
Reported income before extraordinary item	$.21	$.24	$.37	$.51
Goodwill amortization	.02	—	.03	—

Adjusted income before extraordinary item	$.23	$.24	$.40	$.51

Reported net income	$.21	$.24	$.37	$.37
Goodwill amortization	.02	—	.03	—

Adjusted net income	$.23	$.24	$.40	$.37

Earnings per share—diluted
Reported income before extraordinary item	$.20	$.23	$.35	$.49
Goodwill amortization	.02	—	.03	—

Adjusted income before extraordinary item	$.22	$.23	$.38	$.49

Reported net income	$.20	$.23	$.35	$.35
Goodwill amortization	.02	—	.03	—

Adjusted net income	$.22	$.23	$.38	$.35

        As part of the CRC Holdings, Inc. ("CRC") acquisition in April 2001, the Company acquired the management contract for Casino Rama, a gaming facility in Orillia, Canada. This intangible asset is being amortized over its contractual life on the straight-line method through July 31, 2011, the expiration date of the contract. The gross carrying amount of the contract is $25.7 million and the accumulated amortization is $2.9 million as of June 30, 2002. Aggregate amortization expense related to this intangible asset was $1.2 million for the six months ended June 30, 2002. Annual amortization expense for each of the five years in the period ending December 31, 2006 is estimated to be $2.5 million. The Company has not identified any acquired unamortizable intangible assets.

3.    Supplemental Disclosures of Cash Flow Information

        Cash paid during the six months ended June 30, 2001 and 2002 for interest was $12,397,000 and $17,495,000, respectively.

        Cash paid during the six months ended June 30, 2001 and 2002 for income taxes was $1,021,000 and $7,067,000, respectively.

        Noncash debt discount of $1.3 million related to the 8 7/8% senior subordinated notes is included in deferred financing costs, net on the accompanying consolidated balance sheet at June 30, 2002.

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

(1)
The table below presents information about reported segments (in thousands):

	Gaming(1)	Racing	Eliminations		Total
Six months ended June 30, 2001
Revenue	$186,655	$50,272	$(834)	(2)	$236,093
EBITDA(3)	42,935	9,444	—		52,379
Depreciation and Amortization	12,769	2,040	—		14,809
Capital Expenditures	12,384	981	—		13,365
Six months ended June 30, 2002
Revenue	$265,998	$53,588	$(957)	(2)	$318,629
EBITDA(3)	60,002	9,674	—		69,676
Depreciation and Amortization	14,643	1,811			16,454
Capital Expenditures	52,745	231	—		52,967
December 31, 2001
Total Assets	$1,092,400	$90,014	$(503,037)	(4)	$679,377
June 30, 2002
Total Assets	$1,143,944	$96,440	$(509,591)	(4)	$730,793

(1)
Reflects results of the CRC Acquisition since April 28, 2001 and Bullwhackers Acquisition since April 25, 2002.

(2)
Primarily reflects intercompany transactions related to import/export simulcasting.

(3)
EBITDA consists of income from operations, plus depreciation and amortization, plus earnings from joint venture.

(4)
Primarily reflects elimination of intercompany investments, receivables and payables.

5.    Equity Offering

        On February 20, 2002, the Company completed a public offering of 9,200,000 shares of its common stock at a public offering price of $15.25 per share. Of the common stock sold in the offering, the Company sold 6,700,000 shares and The Carlino Family Trust, a related party, sold 2,500,000 shares. The Company used its net proceeds from the offering, totaling approximately $96.1 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under its existing senior secured credit facility. The Company did not receive any proceeds from the offering by The Carlino Family Trust. The shares and offering price were adjusted to reflect the 2-for-1 stock dividend distributed on June 25, 2002.

6.    8 7/8% Senior Subordinated Notes due 2010

        On February 28, 2002, the Company completed a public offering of $175,000,000 of its 8 7/8% senior subordinated notes due 2010. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2002. The 8 7/8% notes mature on March 15, 2010. The Company used the net proceeds from the offering, totaling approximately $170.6 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under its existing senior secured credit facility.

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

        As a result of the prepayment of the Company's term loan, the Company charged to operations, deferred financing costs of $5.9 million, related to the repayment of existing outstanding debt. In addition, the Company paid a prepayment penalty of $2.0 million. The total, $7.9 million, has been reflected as an extraordinary item, net of income tax benefit of $2.8 million, in the consolidated statement of income for the six months ended June 30, 2002.

7.    Unaudited Proforma Financial Information

        Unaudited pro forma financial information for the three and six month periods ended June 30, 2001 and 2002, as though the CRC acquisition had occurred on January 1, 2001, is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues	$139,432	$165,029	$272,067	$318,629
Income before extraordinary item	9,411	9,162	16,658	18,449
Extraordinary item, net of income tax benefit	—	—	—	(5,151)
Net income	9,411	9,162	16,658	13,298
Income before extraordinary item per common share
Basic	$0.31	$0.24	$0.55	$0.51
Diluted	0.30	0.23	0.53	0.49
Net income per common share
Basic	$0.31	$0.24	$0.55	$0.37
Diluted	0.30	0.23	0.53	0.35
Weight shares outstanding
Basic	30,564	38,710	30,335	36,384
Diluted	31,789	40,028	31,458	37,877

8.    Litigation

        In July 2001, a lawsuit was filed against the Company by certain surveillance employees at the Charles Town facility claiming that the Company's surveillance of those employees during working hours was improper. The lawsuit claims damages of $7.0 million and punitive damages of $15.0 million. The Company believes that all of the claims of the employees are without merit. The Company intends to vigorously defend itself against this action and does not believe that this action will have a material adverse effect on its financial condition or results of operations.

        In January 2002, an employee at the Company's Charles Town facility initiated a suit against the Company alleging invasion of privacy. The employee claims in the suit that she was subjected to an involuntary strip search by other Charles Town employees as part of a theft investigation. The lawsuit claims compensatory damages of $.5 million and punitive damages of $3.5 million. The Company believes it has meritorious defenses and intends to vigorously defend itself against this suit.

        As of June 30, 2002, the Company is a party to certain other litigation but does not believe there will be a material adverse effect on its financial condition or results of operations if any of these legal proceedings were adversely adjudicated or settled. Furthermore, the nature of the Company's business subjects it to the risk of lawsuits filed by customers and others. In general, litigation can be expensive and time consuming to defend and could result in settlements or damages that could significantly impact results of the Company's operations or financial condition.

9.    Bullwhackers Acquisition

        On August 30, 2001, the Company entered into a definitive agreement to acquire all of the assets of the Bullwhackers Casino operations, in Black Hawk, Colorado, from Colorado Gaming and Entertainment Co., a subsidiary of Hilton Group plc, for $6.5 million in cash. The Bullwhackers assets consist of the Bullwhackers Casino, the adjoining Bullpen Sports Casino, the Silver Hawk Saloon and Casino, an administrative building and a 475-car parking area, all located in the Black Hawk, Colorado gaming jurisdiction. The Bullwhackers properties comprise a total of 63,800 square feet of interior space, 20,700 square feet of which is devoted to gaming, consisting of 1,002 slot machines and 16 table games. The properties are located on leased land as well as 3.25 acres of land included in the acquisition, much of which is utilized for parking. The Company also incurred an additional $.6 million in pre-acquisition costs related to audit, legal and licensing expenses required to complete the purchase. The transaction closed on April 25, 2002 and was accounted for as a purchase in accordance with SFAS 141. Revenues from Bullwhackers' operations since April 25, 2002 of $5.3 million are included in gaming revenues in the accompanying Consolidated Statements of Income for the three and six months ended June 30, 2002.

10.  Stock Dividend

        The Board of Directors authorized a two-for-one stock split of the Company's common stock on May 22, 2002 to shareholders of record on June 4, 2002. The stock dividend was distributed on June 25, 2002. All references in the financial statements to number of shares and net income per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common stock shares outstanding.

11.  Earnings per share

        The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share are set forth in the table below. For the three and six months ended June 30, 2002 and 2001 (in thousands), substantially all outstanding stock options have been included in the calculation of diluted earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Weighted average number of shares outstanding—Basic earnings per share	30,564	38,710	30,335	36,384
Dilutive effect of stock options	1,225	1,319	1,123	1,493

Weighted average number of shares outstanding—Diluted earnings per share	31,789	40,028	31,458	37,877

12.  Interest rate swaps

        As of June 30, 2002 the Company has $136 million notional amounts outstanding in interest rate swap agreements that mature in 2003 and 2004. The interest rate swap agreements were required by the financial institutions that provided the $350 million senior secured credit facility of August 8, 2000. This credit facility provided for a $75 million revolving credit facility and $275 million in variable rate term loans. The term loans were repaid in March 2002 but the related interest rate swap agreements were not canceled. Pursuant to SFAS 133, the change in fair value of the swaps must be recognized in the Company's income statement as if they were settled at the end of each reporting period. Accordingly, the Company recorded an unrealized pre-tax loss of $3.0 million, or $.05 per share after tax, for the three months ended June 30, 2002. The amount of the change in liability was caused by the decrease in the forward looking interest rate yield curve at June 30, 2002. To the extent the fair values of these swaps continue to change prior to maturity, the amount to be recognized in the income statement as an unrealized gain or loss will also change at the end of each quarter.

13.  Subsequent Events

        On August 7, 2002, the Company entered into a definitive agreement to acquire Hollywood Casino Corporation (HWD:AMEX) ("Hollywood Casino") for total consideration of approximately $780.0 million. The total consideration is net of Hollywood Casino's cash and cash equivalents of approximately $136.0 million and includes approximately $569.0 million of long-term debt of Hollywood Casino and its subsidiaries that will be assumed by the Company. Under the terms of the agreement, Hollywood Casino will merge with a wholly-owned subsidiary of the Company, and Hollywood Casino stockholders will receive cash in the amount of $12.75 per share at closing or approximately $323.4 million and holders of Hollywood Casino stock options will receive approximately $24 million (representing the aggregate difference between $12.75 per share and the option exercise prices).

        The transaction has been approved by the Boards of Directors of both companies. The transaction is subject to vote by stockholders of Hollywood Casino, gaming authorities and other regulatory approvals (including expiration of the Hart-Scott-Rodino waiting period) and other customary closing conditions, and is expected to be consummated in the first half of 2003. Certain stockholders of Hollywood Casino who control approximately 50.3% of its outstanding shares have agreed to vote in favor of the transaction.

        The Company has received financing commitments to consummate the transaction, which commitments are subject to several customary conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We derive substantially all of our revenues from gaming and racing operations. Over the past few years, revenues from our gaming machines at the Charles Town Entertainment Complex, our gaming operations in Colorado, Mississippi and Louisiana and our management contract in Orillia, Canada have accounted for an increasingly larger share of our total revenues. Our racing revenues have been derived from wagering on our live races, wagering on import simulcasts at our racetracks and off-track wagering facilities, telephone account wagering, and fees from wagering on export simulcasts of our races at out-of-state locations. Our other revenues have been derived from food and beverage sales, concessions and certain other ancillary activities.

        We expect that in future periods gaming revenue as a percentage of our total revenues will continue to increase as we continue to focus on our gaming operations. For the six months ended June 30, 2001 and 2002, gaming revenue represented approximately 79.1% and 83.5% of our total revenue, respectively.

        On April 25, 2002, we completed the acquisition of all of the assets of the Bullwhackers Casino operations in Black Hawk, Colorado, from a subsidiary of Hilton Group plc for $6.5 million cash plus pre-acquisition costs of approximately $.6 million.

Critical Accounting Policies

        Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report or Form 10-K for the year ended December 31, 2001. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

Revenue recognition

        In accordance with common industry practice, our casino revenues are the net of gaming wins less losses. Racing revenues include our share of pari-mutual wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting and our share of wagering from our OTW's. The vast majority of wagers for both businesses are in the form of cash and we do not grant credit to our customers to a significant extent. Our receivables consist principally of amounts due from simulcasting of our races to other racetracks and their OTW's. We also have receivables due under our management contract with Casino Rama for management fees and for expenses, primarily salaries and wages, payable in accordance with our contract. Historically, we have not experienced any significant bad debts from uncollected receivables.

Valuation of long-lived tangible and intangible assets and goodwill

        As a result of our acquisitions of the Mississippi properties in 2000 and CRC in 2001, intangible assets and goodwill increased significantly. Two issues arise with respect to these assets that require significant management estimates and judgment: a) the valuation in connection with the initial purchase price allocation and b) the ongoing evaluation for impairment.

        In connection with these acquisitions, a valuation was completed to determine the allocation of purchase prices. Upon completion of the valuation process, approximately $146.9 million was allocated to goodwill and $25.7 million to the management service contract. The management services contract is amortizable under SFAS 141 and SFAS 142. The purchase price allocation process requires management estimates and judgments as to the remaining useful lives of the assets purchased and present value computations for the management services contract. If growth rates, operating margins, or useful lives, among other assumptions, differed from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require an acceleration in amortization expense.

        At June 30, 2002, we had a net property and equipment balance of $434.3 million, representing 59% of total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Accounting for income taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        The realizability of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We have used tax planning strategies to realize or renew net deferred tax assists in order to avoid the potential loss of future tax benefits.

        In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

Recent Accounting Standards

        In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangibles Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on certain criteria in SFAS 141.

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

        Our previous business combinations were accounted for using the purchase method. As of June 30, 2002, net carrying amount of goodwill was $160.2 million and other intangible assets (consisting of the management service contract for Casino Rama) was $23.4 million. Amortization expense for other intangible assets for the three months ending June 30, 2002 was $.6 million. Goodwill amortization, which was $3.5 million in 2001, ceased when we implemented SFAS 142 on January 1, 2002. To comply with the transition provisions of SFAS 142, we have determined our reporting units. Goodwill attributable to each of our reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined through independent appraisals of the reporting units. On June 18, 2002, we received our fair value study report prepared by an independent valuation consulting firm. Based on the results of the study, the fair value of the reporting units is greater than the carrying value as reported in the financial statements as of December 31, 2001 and there is no impairment charge to record under SFAS 142. Goodwill amortization, net of income tax benefit, was $945,000 for the six months ended June 30, 2001.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This new pronouncement also amends ARB No. 51 "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002, did not have any impact on our financial position or results of operations for the three and six months ended June 30, 2002. We do not anticipate that the implementation of this standard will have any significant effect throughout 2002.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" applies to us. FASB No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 is effective for our fiscal year beginning January 1, 2003. We had losses on early extinguishment of debt, net of income taxes of $5.2 million in the six months ended June 30, 2002. These losses reflect the write-off of deferred finance fees and pre-payment fees associated with bank debt that was repaid with the proceeds of new financing. Effective January 1, 2003, pursuant to SFAS 145, the treatment of the early extinguishment of debt will be included in "other expenses" in the financial statements.

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

        The results of operations by property level for the three months ended June 30, 2001 and 2002 are summarized below (in thousands):

	Revenues		EBITDA
	2001	2002	2001	2002
Charles Town Entertainment Complex	$47,733	$60,917	$13,659	$16,403
Casino Magic Bay St. Louis	22,584	24,090	5,023	4,806
Boomtown Biloxi	17,771	18,531	3,685	3,786
Casino Rouge(1)	16,053	25,398	4,034	6,317
Casino Rama Management Contract(1)	1,981	2,678	1,826	2,471
Bullwhackers(2)	—	5,281	—	999
Pennsylvania Racing operations(3)	26,293	28,656	3,972	4,298
Pennwood Racing, Inc.	—	—	490	550
Corporate eliminations(4)	(479)	(525)	—	—
Corporate operations	37	(12)	(2,463)	(3,287)
Corporate operations CRC Holdings(1)	—	15	(155)	(208)

Total	$131,973	$165,029	$30,071	$36,135

(1)
Reflects results of the CRC acquisition since April 28, 2001.

(2)
Reflects results of the Bullwhackers acquisition since April 25, 2002.

(3)
Includes Penn National Race Course, Pocono Downs, and related off-track wagering facilities.

(4)
Primarily reflects intracompany transactions related to import/export simulcasting.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

        Revenues for the three months ended June 30, 2002 increased by $33.0 million, or 20.0%, to $165.0 million in 2002 from $132.0 million in 2001. Revenues increased at the Charles Town Entertainment Complex by $13.2 million, or 27.7%, to $60.9 million in 2002 from $47.7 million in 2001. This revenue growth was driven primarily by a change in the mix of gaming machines from video lottery terminal machines to coin-out slot machines and increased patronage resulting from an increase in targeted marketing programs and an expanded gaming floor. Revenues increased at the Casino Magic Bay St. Louis and Boomtown Biloxi properties by $2.2 million, or 5.5%, to $42.6 million in 2002 from $40.4 million in 2001. Casino Rouge and the Casino Rama management contract, which were acquired on April 27, 2001, accounted for $10.0 million of the increase. Revenues at Bullwhackers, which was acquired on April 25, 2002, accounted for $5.3 million of the increase. Revenues from the Pennsylvania racetracks and OTWs increased by approximately $2.3 million due to an increase in wagering.

        Operating expenses for the three months ended June 30, 2002 increased by $27.0 million, or 26.4%, to $129.4 million in 2002 from $102.4 million in 2001. Operating expenses increased at the Charles Town Entertainment Complex by $10.5 million, or 30.9%, to $44.5 million in 2002 from $34.0 million in 2001. Gaming expenses accounted for 83.3% of the increase at Charles Town due to increases in gaming taxes attributable to higher gaming revenues and higher tax rates and salaries and wages. Operating expenses increased at Casino Magic Bay St. Louis and Boomtown Biloxi by $2.3 million, or 7.3%, to $34.0 million in 2002 from $31.7 million in 2001. The Casino Rouge and the Casino Rama management contract, which were acquired on April 27, 2001, accounted for $7.1 million of the increase. Operating expenses at Bullwhackers, which was acquired on April 25, 2002, accounted for $4.3 million of the increase. Operating expenses at the Pennsylvania racetracks and OTWs increased by $2.0 million, or 9%, to $24.3 million in 2002 from $22.3 million in 2001. Corporate overhead increased by $.8 million, or 29.6%, to $3.5 million in 2002 from $2.7 million in 2001.

        EBITDA increased by $6.0 million, or 20.3%, to $36.1 million in 2002 from $30.1 million in 2001. EBITDA at the Charles Town facility increased by $2.7 million, or 19.7%, to $16.4 million in 2002 from $13.7 million in 2001. EBITDA decreased at the Mississippi properties by $.1 million to $8.6 million in 2002 from $8.7 million in 2001. The Casino Rouge and the Casino Rama management contract accounted for $2.9 million of the increase. Bullwhackers accounted for $1.0 million of the increase. The Pennsylvania racetracks and OTWs and New Jersey joint venture EBITDA accounted for an increase of $.3 million over the last three months.

        Interest expense decreased $3.0 million in 2002 due primarily to the borrowing in February 2002 of $175.0 million, which repaid the current term loan, offset by a reduction in the term loan amount of $96.1 million paid from the proceeds of the February 2002 equity offering.

Charles Town Entertainment Complex

        Total revenues for the three months ended June 30, 2002 increased by $13.2 million, or 27.7%, to $60.9 million in 2002 from $47.7 million in 2001. Gaming revenues increased by $13.2 million, or 32.8%, to $53.5 million in 2002 from $40.3 million in 2001. This increase was primarily due to an increase in win per unit per day to $288 in 2002 from $219 in 2001 for 2,000 machines each period. The average win was driven by an increase in customer visits as a result of a redirection of our marketing programs from promotion based to media based awareness programs. Racing revenues decreased by $.2 million, or 3.3%, to $5.8 million in 2002 from $6.0 million in 2001. We ran 20 additional live race days in 2002, which increased our export wagering by $13.0 million or 48.3%. However, the increased revenue earned on our export was more than offset by a very small increase in wagering on our live races and a decrease in wagering on other races at our facility. There was no change in retail, food and beverage, and other revenues.

        Total operating expenses for the three months ended June 30, 2002 increased by $10.5 million, or 30.9%, to $44.5 million in 2002 from $34.0 million in 2001. The increase was primarily due to an increase in gaming and racing related taxes of $8.5 million, attributed to higher gaming revenues and an increase in the gaming tax rate and the administrative fee paid to the West Virginia Lottery Commission. Payroll and benefits increased by $1.1 million primarily due to the increase in staffing levels to accommodate the increased customer volumes. EBITDA for the three months ended June 30, 2002 increased by $2.7 million, or 19.7%, to $16.4 million in 2002 from $13.7 million in 2001.

Casino Magic Bay St. Louis

        Total revenues for the three months ended June 30, 2002 increased by $1.5 million, or 6.6%, to $24.1 million in 2002 from $22.6 million in June 2001. The opening of the new hotel tower on May 27, 2002 was the primary factor for increases in gaming revenue and hotel revenue. Gaming revenues increased by $.9 million, or 4.3%, to $21.2 million in 2002 from $20.3 million in June 2001. Over 50% of the increase occurred after the hotel opening. Food and beverage revenues increased by $.4 million, or 41.0%, to $1.4 million in 2002 from $1.0 million in June 2001. Food and beverage meals served increased by 31,766, or 16.1%, to 228,652 in 2002 from 196,886 in June 2001 due to the remodeling of the buffet area in June of 2001 and the opening of additional food venues in June of 2002. Hotel revenue increased 54% due to the opening of the new hotel tower in May of 2002.

        Total operating expenses for the three months ended June 30, 2002 increased by $1.7 million, or 9.7%, to $19.3 million in 2002 from $17.6 million in June 2001. Gaming expenses decreased by $.2 million, or 1.9%, to $9.3 million in 2002 from $9.5 million in June 30, 2001. Food and beverage expenses increased by $.4 million, or 40.0%, to $1.4 million in 2002 from $1.0 million in 2001 due to increased volume in the buffet and the opening of the Jourdan River Grill™ in June 2002. Administrative expenses increased by $.7 million, or 20.1%, to $4.1 million in 2002 from $3.4 million in June 2001. The primary factors contributing to the increase in administrative expenses over the prior year were higher executive compensation, including management incentives, property and casualty insurance premiums, human resources expenses, hotel pre-opening expenses, and casino grounds expenses. In addition to operating expenses for the quarter ended June 30, 2002, we incurred $.8 million in pre-opening expenses relating to the new hotel. EBITDA decreased by $.2 million, or 4.0%, to $4.8 million in 2002 from $5.0 million in 2001.

Boomtown Biloxi

        Total revenues for the three months ended June 30, 2002, as compared to total revenues for the second quarter ended June 30, 2001, were up $.7 million, or 3.9%, from $17.8 million to $18.5 million. The increase was primarily due to a $1.1 million increase in slot win, offset by a $.3 million decrease in table games win. Gaming revenues increased by $.8 million, or 5.4%, from $15.5 million to $16.3 million, primarily as a result of a 7.4% increase in slot machine play. Slot machine play was up due to our continued success of using a dual marketing strategy. The increase in slot machine play appears to have been driven by our refined marketing strategy which is focusing on direct mail marketing to known customers and new mass marketing campaigns highlighting new "loose" slots and quality, value-focused restaurants. Food and beverage revenues were even with the prior year's total of $1.7 million. Other revenues of $.5 million, primarily related to family fun center and gift shop sales, were also even with the prior year.

        Total operating expenses for the three months ended June 30, 2002, increased by $.6 million, or 4.3%, from $14.1 million in 2001 to $14.7 million in 2002. Gaming expenses increased by $.3 million, or 4.6%, from $7.5 million to $7.8 million. This is directly related to higher gaming revenue creating higher gaming taxes. Food and beverage expenses of $1.8 million were lower than prior year's total of $1.9 million by $.1 million, or 5.3%. This decrease is due to a more efficient operation creating a lower cost of goods sold. Other expenses of $.3 million (expenses related to fun center and general store) were even with prior year. Administrative expenses increased by $.5 million, or 11.4%, from $4.3 million in 2001 to $4.8 million in 2002. This is directly related to the increase in business volumes creating a $.2 million increase in lease expenses (which are tied to gaming revenues), and a $.3 million increase in casualty insurance premium. EBITDA increased by $.1 million, or 2.7% to $3.8 million in 2002 from $3.7 million in 2001.

Casino Rouge and Casino Rama

        The acquisition of Casino Rouge in Baton Rouge, Louisiana, and a management contract to operate Casino Rama in Orillia, Canada, was completed on April 27, 2001. For the three months ended June 30, 2002, Casino Rouge had revenues of $25.4 million consisting mainly of gaming revenues. Operating expenses for Casino Rouge totaled $19.1 million consisting of gaming ($12.5 million), food and beverage ($1.2 million), general and administrative expenses ($5.4 million) and depreciation and amortization expense ($1.5 million). For the three months ended June 30, 2002, management fees from the Casino Rama management contract totaled $2.7 million for which there was $.2 million of direct operating expenses relating to the associated revenues and amortization of $.6 million related to the management services contract. EBITDA for Casino Rouge and Casino Rama totaled $8.8 million for the period.

Bullwhackers

        The acquisition of Bullwhackers was completed on April 25, 2002. For the period April 25 to June 30, 2002, Bullwhackers had revenues of $5.3 million consisting mainly of gaming revenue.

Operating expenses for the period totaled $4.3 million consisting of gaming ($1.7 million), food and beverage ($1.0 million), and general and administrative expenses ($1.6 million). Depreciation and amortization expense totaled $.1 million. EBITDA for the period totaled $1.0 million.

Pennsylvania Racing Operations

        Revenues for the three months ended June 30, 2002 increased by $2.4 million, or 9.0%, to $28.7 million in 2002 from $26.3 million in 2001. The Grantville call center accounts for approximately 60% of this increase with the remaining 40% attributable to wagering at the facilities. Wagering increased at our facilities due to a 2.9% increase in attendance and increases in the average number of horses per race at Penn National Race Course, which improved the quality of our race program. With a better race program, we also had a significant increase in wagering on our export simulcasts. We also experienced an increase in attendance at our facilities of 2.9%. Last summer we opened the call center in Grantville and focused on telephone account wagering growth through our Players' Choice™ programs and on internet wagering growth through joint ventures with eBetUSA and Playboy. These programs have resulted in a 30.4% growth in telephone account activity and a 294.0% growth in internet wagering. Other factors that contributed to increased revenues include a change in our marketing approach from a focus on increasing attendance to increasing the frequency of visits from our existing customers, customer service improvements, and a food and beverage menu change at our off-track wagering facilities.

        Operating expenses for the three months ended June 30, 2002 increased by $2.1 million, or 9.1%, to $24.4 million from $22.3 million in 2001. Direct racing related expenses (purses, simulcasting fees, pari-mutuel taxes, etc.) increased as a direct result of the increase in wagering. At The Downs Racing, Inc., an increase in the pari-mutuel tax rate and a contractual purse increase for the horsemen purses increased expenses by approximately $.3 million. EBITDA for the three months ended June 30, 2002 increased by $.3 million, or 8.3%, to $4.3 million from $4.0 million in 2001.

Corporate Overhead Expenses

        Total operating expenses for corporate overhead for the three months ended June 30, 2002 increased by $1.0 million, or 43.5%, to $3.3 million in 2002 from $2.3 million in 2001. Salaries and wages, payroll taxes, and employee benefits increased by $.8 million as a result of additional staff at the corporate office necessary to support recent acquisitions, severance payments and additional payroll expense due to the accelerated vesting of stock options. Legal expenses increased by approximately $.1 million due to an increase in litigation and regulatory compliance. Consulting and professional services increased by $.1 million due to acquisition-related activities and marketing studies.

New Jersey Joint Venture

        We have an investment in Pennwood Racing, Inc., which operates Freehold Raceway in New Jersey and, until May 2001, operated Garden State Park. In May 2001, Garden State Park was sold and the joint venture ceased operating Garden State Park. Our 50% share of Pennwood's net income was $.6 million in the three months ended June 30, 2002, compared to $.5 million in 2001, and was recorded as other income on the income statement. The increase in wagering resulted from the enforcement of the regulations by the New Jersey Racing commission that prohibits New Jersey residents from using out-of-state telephone wagering accounts more than offset the loss of the 15 day thoroughbred meet held at Garden State Park in 2001.

Results of Operations

Six months ended June 30, 2002 compared to six months ended June 30, 2001

        The results of operations by property level for the six months ended June 30, 2001 and 2002 are summarized below (in thousands):

	Revenues		EBITDA
	2001	2002	2001	2002
Charles Town Entertainment Complex	$88,568	$118,014	$24,658	$30,922
Casino Magic Bay St. Louis	44,226	47,031	10,121	9,749
Boomtown Biloxi	35,482	38,234	7,270	7,947
Casino Rouge(1)	16,053	52,332	4,034	13,761
Casino Rama Management Contract(1)	1,981	5,077	1,826	4,665
Bullwhackers(2)	—	5,281	—	999
Pennsylvania Racing operations(3)	50,272	53,589	7,887	7,872
Pennwood Racing, Inc.	—	—	1,560	1,325
Corporate eliminations(4)	(836)	(957)	—	—
Corporate operations	347	13	(4,817)	(7,135)
Corporate operations CRC Holdings(1)	—	15	(160)	(430)

Total	$236,093	$318,629	$52,379	$69,675

(1)
Reflects results of the CRC acquisition since April 28, 2001.

(2)
Reflects results of the Bullwhackers acquisition since April 25, 2002.

(3)
Includes Penn National Race Course, Pocono Downs, and related off-track wagering facilities.

(4)
Primarily reflects intracompany transactions related to import/export simulcasting.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

        Revenues for the six months ended June 30, 2002 increased by $82.5 million, or 35.0%, to $318.6 million in 2002 from $236.1 million in 2001. Revenues increased at the Charles Town Entertainment Complex by $29.4 million, or 33.2%, to $118.0 million in 2002 from $88.6 million in 2001. This revenue growth was driven primarily by a change in the mix of gaming machines from video lottery terminal machines to coin-out slot machines and increased patronage resulting from an increase in targeted marketing programs and an expanded gaming floor, which opened in December 2000. Revenues increased at the Casino Magic Bay St. Louis and Boomtown Biloxi properties by $5.5 million, or 6.9%, to $85.2 million in 2002 from $79.7 million in 2001. Casino Rouge and the Casino Rama management contract, which were acquired on April 27, 2001, accounted for $39.3 million of the increase. Revenues at Bullwhackers, which was acquired on April 25, 2002, accounted for $5.3 million of the increase. Revenues from the Pennsylvania racetracks and OTWs increased by approximately $3.3 million due to an increase in wagering.

        Operating expenses for the six months ended June 30, 2002 increased by $65.0 million, or 35.1%, to $250.3 million in 2002 from $185.3 million in 2001. Operating expenses increased at the Charles Town Entertainment Complex by $23.1 million, or 36.2%, to $87.0 million in 2002 from $63.9 million in 2001. Gaming expenses accounted for 82.8% of the increase at Charles Town due to increases in gaming taxes attributable to higher gaming revenues and higher tax rates and salaries and wages. Operating expenses increased at Casino Magic Bay St. Louis and Boomtown Biloxi by $5.3 million, or 8.5%, to $67.6 million in 2002 from $62.3 million in 2001. The Casino Rouge and the Casino Rama management contract, which were acquired on April 27, 2001, accounted for $26.7 million of the increase. Operating expenses at Bullwhackers, which was acquired on April 25, 2002, accounted for $4.3 million of the increase. Operating expenses at the Pennsylvania racetracks and OTWs increased by $3.4 million. Corporate overhead increased by $2.2 million, or 41.5%, to $7.5 million in 2002 from $5.3 million in 2001.

        EBITDA increased by $17.3 million, or 33.0%, to $69.7 million in 2002 from $52.4 million in 2001. EBITDA at the Charles Town facility increased by $6.2 million, or 25.1%, to $30.9 million in 2002 from $24.7 million in 2001. EBITDA increased at the Mississippi properties by $.2 million, or 1.1%, to $17.6 million in 2002 from $17.4 million in 2001. Casino Rouge and the Casino Rama management contract accounted for $12.6 million of the increase. Bullwhackers accounted for $1.0 million of the increase. The Pennsylvania racetracks and OTWs decreased by $.1 million, or 1.3%, to $7.8 million in 2002 from $7.9 million in 2001. New Jersey joint venture EBITDA accounted for a decrease of $.3 million over the last six months.

        Interest expense decreased $1.3 million in 2002 due primarily to the borrowing in February 2002 of $175.0 million, which repaid the current term loan, offset by a reduction in the term loan amount of $96.1 million paid from the proceeds of the February 2002 equity offering.

        In 2002, we incurred an extraordinary charge, net of taxes, of $5.2 million from the write off of deferred financing costs and prepayment fees related to the early extinguishment of debt. After giving effect to this change, our net income was $13.3 million for the six months ending June 30, 2002.

Charles Town Entertainment Complex

        Total revenues for the six months ended June 30, 2002 increased by $29.4 million, or 33.2%, to $118.0 million in 2002 from $88.6 million in 2001. Gaming revenues increased by $28.5 million, or 37.9%, to $103.7 million in 2002 from $75.2 million in 2001. This increase was primarily due to an increase in win per unit per day to $281 in 2002 from $205 in 2001 for the 2,000 machines in operation during both years. Attendance increased by 28.7% due to a focused marketing awareness program rather than direct mail and a giveaway program contributed to the increased slot play. We also changed the mix of slot machines by offering more of the popular $.05 and $1.00 machines and decreasing the number of other, less popular denomination machines. Racing revenues increased by $.4 million, or 3.7%, to $11.2 million in 2002 from $10.8 million in 2001. This increase was primarily due to running 27 additional racing days in 2002 which increased live wagering, and export wagering, on Charles Town races, which was offset by a decrease in import wagering on other racetracks. Other revenues increased $.6 million, or 18.8%, to $3.2 million primarily due to increases in retail, food and beverage, and other revenues.

        Total operating expenses for the six months ended June 30, 2002 increased by $23.1 million, or 36.2%, to $87.0 million in 2002 from $63.9 million in 2001. The increase was primarily due to an increase in gaming and racing related taxes of $18.5 million, attributed to higher gaming and racing revenues and a change in the gaming tax rate and the administrative fee paid to the West Virginia Lottery Commission. Payroll and benefits increased by $2.8 million primarily due to the increase in staffing levels to accommodate the increased customer volumes and higher than expected medical insurance expenses. Other expenses for the period include $1.8 million increase in legal fees and litigation reserves, property taxes, risk insurance and maintenance contracts. EBITDA for the six months ended June 30, 2002 increased by $6.3 million, or 25.5%, to $31.0 million in 2002 from $24.7 million in 2001.

Casino Magic Bay St. Louis

        Total revenues for the six months ended June 30, 2002 increased by $2.8 million, or 6.3%, to $47.0 million in 2002 from $44.2 million in 2001. Changes in our marketing program and the opening of the hotel tower on May 27, 2002 were contributing factors in revenue increases. Gaming revenues increased by $1.8 million, or 5.4%, to $41.6 million in 2002 from $39.5 million in June 2001. Slot machine play increased by 6.8% due to increased attendance. Food and beverage revenues increased by $.8 million, or 42.6%, to $2.7 million in 2002 from $1.9 million in June 2001. Covers for the six months ended June 2002 increased by 67,279, or 17.6%, to 449,140 in 2002 from 381,861 in June 2001 due to the remodeling of the buffet area in June of 2001 and the opening of additional food venues in June of 2002. Hotel revenue increased 39.9% due to the opening of the new hotel tower in May of 2002.

        Total operating expenses for the six months ended June 30, 2002 increased by $3.2 million, or 9.4%, to $37.3 million in 2002 from $34.1 million in June 2001. Gaming expenses increased by $.1 million, or .4%, to $18.6 million in 2002 from $$18.5 in June 2001. Food and beverage expenses increased by $.8 million, or 41.7%, to $2.7 million in 2002 from $1.9 million in June 2001 due to increased volume in the buffet and the hotel opening. Administrative expenses increased by $1.2 million, or 18.2%, to $7.9 million in 2002 from $6.7 million in June 2001. The primary factors contributing to the increase in administrative expenses over the prior year were increased executive administration compensation, including management incentive, and an increased property insurance premium. Other reasons for the increase were additional human resources expenses, including the cost of the on-site medical clinic, which opened in March 2002, a higher accrual for general liability claims due to a greater incidence of slips and falls, and increased facilities expenses, such as maintenance and utilities. An increase in casino grounds expenses in the first six months of 2002 also contributed to the increase in administrative expenses. In addition to recurring operating expenses for the six months ended June 30, 2002, we incurred $1.2 million in pre-opening expenses relating to the new hotel, which opened the last weekend in May 2002. EBITDA for the six months ended June 30, 2002 decreased by $.4 million, or 4.0%, to $9.7 million in 2002 from $10.1 million in 2001.

Boomtown Biloxi

        Total revenues for the six months ended June 30, 2002, increased by $2.7 million, or 7.6%, from $35.5 million in 2001 to $38.2 million in 2002. The increase is due to a $2.8 million increase in slot win, partially offset by a $.1 million decrease in table games win. Gaming revenues increased by $2.6 million, or 8.5%, from $31.0 million in 2001 to $33.6 million in 2002, primarily as a result of an 8.0% increase in slot machine play. The increase in slot machine play appears to have been driven by our refined marketing strategy which is focusing on direct mail marketing to known customers and new mass marketing campaigns highlighting new "loose" slots and quality, value-focused restaurants. Food and beverage revenues increased from the prior year by $.1 million or 2.7%, from $3.4 million to $3.5 million. Food and beverage revenues are up due to the continued recognition received as being voted the "best buffet" in the market by the local newspaper at the end of December 2000 and again in October 2001. Other revenues of $1.1 million, primarily related to family fun center and gift shop sales, were comparable with prior year.

        Total operating expenses increased by $2.1 million, or 7.4%, from $28.2 million in 2001 to $30.3 million in 2002. Gaming expenses increased by $1.1 million or 7.7%, from $15.2 million in 2001 to $16.3 million in 2002. This is directly related to higher gaming revenue creating increasing gaming taxes. Food and beverage expenses of $3.7 million were lower than prior year's total of $3.9 million by $.2 million, or 4.7%. This decrease is partially due to lower cost of goods sold as a result of joint purchasing efforts with the Bay St. Louis property. Other expenses of $.6 million (expenses related to fun center and general store) were even with prior year. Administrative expenses increased by $1.1 million, or 13.0%, from $8.5 million in 2001 to $9.6 million in 2002. This variance is due to the increase in business volumes creating a $.3 million increase in lease expenses (which are tied to gaming revenues), a $.4 million increase in medical insurance to increase the self insurance medical reserve, and a $.2 million increase in property insurance. EBITDA for the six months ended June 30, 2002 increased by $.6 million or 8.2% to $7.9 million in 2002 from $7.3 million in 2001.

Casino Rouge and Casino Rama

        The acquisition of Casino Rouge in Baton Rouge, Louisiana, and a management contract to operate Casino Rama in Orillia, Canada, was completed on April 27, 2001. For the six months ended June 30, 2002, Casino Rouge had revenues of $52.3 million consisting mainly of gaming revenues. Operating expenses for Casino Rouge totaled $38.5 million consisting of gaming ($25.6 million), food and beverage ($2.4 million), general and administrative expenses ($10.5 million) and depreciation and amortization expense ($2.9 million). For the six months ended June 30, 2002, management fees from the Casino Rama management contract totaled $5.1 million for which there was $.4 million of direct operating expenses relating to the associated revenues and amortization of $1.3 million related to the management services contract. EBITDA for Casino Rouge and Casino Rama totaled $18.5 million for the period.

Bullwhackers

        The acquisition of Bullwhackers was completed on April 25, 2002. For the period April 25 to June 30, 2002, Bullwhackers had revenues of $5.3 million consisting mainly of gaming revenue. Operating expenses for Bullwhackers totaled $4.3 million consisting of gaming ($1.7 million), food and beverage ($1.0 million), general and administrative expenses ($1.6 million). Depreciation and amortization expense totaled $.1 million. EBITDA for Bullwhackers totaled $1.0 million.

Pennsylvania Racing Operations

        Revenues for the six months ended June 30, 2002 increased by $3.3 million, or 6.6%, to $53.6 million in 2002 from $50.3 million in 2001. The call center accounts for approximately 60% of this increase with the remaining 40% attributable to the facilities. Wagering increased at our facilities due to a 2.2% increase in attendance and increases in the average number of horses per race at Penn National Race Course, which improved the quality of our race program. With a better race program, we also had a significant increase in wagering on our export simulcasts. Last summer we opened the call center in Grantville and focused on telephone account wagering growth through our Players' Choice™ programs and on internet wagering growth through joint ventures with eBetUSA and Playboy. These programs have resulted in a 21.9% growth in telephone account activity and a 443.7% growth in internet wagering. Other factors that contributed to increased revenues include a change in our marketing approach from a focus on increasing attendance to increasing the frequency of visits from our existing customers, customer service improvements, and a food and beverage menu change at our off-track wagering facilities.

        Operating expenses for the six months ended June 30, 2002 increased by $3.4 million, or 8.0%, to $45.8 million from $42.4 million in 2001. Direct racing related expenses (purses, simulcasting fees, pari-mutuel taxes, etc.) increased as a result of the increase in wagering. At The Downs Racing, Inc., an increase in the pari-mutuel tax rate and a contractual purse increase for the horsemen purses increased expenses by approximately $.5 million. Expenses associated with the call canter and the internet segment of our business increased by $1.9 million. EBITDA was approximately $7.9 million for both years.

Corporate Overhead Expenses

        Total operating expenses for the six months ended June 30, 2002, increased by $2.6 million, or 57.8%, to $7.1 million in 2002 from $4.5 million in 2001. Salaries and wages, payroll taxes, and employee benefits increased by $1.5 million as a result of additional staff at the corporate office necessary to support recent acquisitions, severance payments and additional payroll expense due to the accelerated vesting of stock options. Legal expenses increased by approximately $.5 million due to an increase in litigation and regulatory compliance. Consulting and professional services increased by $.3 million due to acquisition-related activities and marketing studies. Travel expenses increased by $.2 million due to additional travel required to support the Mississippi, Louisiana and Canada properties.

New Jersey Joint Venture

        We have an investment in Pennwood Racing, Inc., which operates Freehold Raceway in New Jersey and, until May 2001, operated Garden State Park. In May 2001, Garden State Park was sold and the joint venture ceased operating Garden State Park. Our 50% share of Pennwood's net income was $1.3 million in the six months ended June 30, 2002, compared to $1.6 million in 2001, and was recorded as other income on the income statement. The decrease in the joint venture's net income in 2002 is a result of the closure of Garden State Park and racing 15 fewer race days in 2002.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of securities.

        Net cash provided by operating activities was $45.8 million for the six months ended June 30, 2002. This consisted of net income of $13.3 million and non-cash reconciling items ($30.6 million), earnings from joint venture ($1.3 million), an increase in deferred income taxes ($1.8 million), a decrease in current assets ($.9 million) and a decrease in current liabilities ($.5 million) related to the normal course of business.

        Net cash used in investing activities totaled $59.4 million for the six months ended June 30, 2002. Expenditures for property and equipment totaled $53.0 million and included new hotel construction at Casino Magic ($18.8 million), a parking garage and expansion at Charles Town ($26.1 million), other small projects ($1.0 million) and maintenance capital expenditures ($7.1 million). Expenditures for the Bullwhackers acquisition totaled $7.1 million.    Proceeds from the sale of property and equipment totaled $.2 million. Cash in escrow decreased by $.5 million as a result of the closing of Bullwhackers acquisition on April 25, 2002.

        Net cash provided by financing activities was $23.2 million for the six months ended June 30, 2002. Aggregate proceeds from the issuance of notes were $175.0 million, portions of which were used to pay financing costs associated with the issuance ($3.3 million). Principal payments on long-term debt under our existing credit facility, net of additional borrowings on the revolving line of credit, were $258.9 million. Proceeds from the exercise of stock options totaled $10.1 million. Proceeds from sale of common stock were $96.0 million.

Capital Expenditures

        The following table summarizes our planned capital expenditures, other than maintenance capital expenditures, by property level, for 2002 (in thousands):

Property	Budget 2002	Expenditures Through June 30, 2002	Balance To Expend
Charles Town Entertainment Complex	$41,400	$26,100	$15,300
Casino Magic Bay St. Louis	20,700	18,800	1,900
Bullwhackers(1)	9,000	7,900	1,100

Total	$71,100	$52,800	$18,300

(1)
Acquired April 25, 2002.

        Beginning in late 2001, we expended, and through the end of 2002 we expect to expend, significant amounts on capital expenditures at the Charles Town Entertainment Complex and Casino Magic Bay St. Louis. At Charles Town, we expect to spend an additional $41.4 million in 2002 on capital expenditures that were begun in 2001. Specifically, we completed construction of a structured parking facility and opened it to the public on July 1, 2002, at an estimated additional cost of $10.2 million in

2002, and are expanding the gaming and entertainment facility at Charles Town, at an estimated cost of $31.2 million in 2002, which includes the purchase of 500 additional gaming machines. In 2003, we expect to expend approximately $10.0 million to purchase and install an additional 1,000 machines at Charles Town. On February 28, 2002, the West Virginia Lottery Commission approved our request to add up to 1,500 additional gaming machines to the 2,000 machines already in place at Charles Town.

        At Casino Magic, we completed construction of a 300-room hotel with meeting and conference facilities, three new restaurant venues, renovations to the existing buffet restaurant and certain amenities to the gaming floor. The hotel opened on May 27, 2002. Through June 30, 2002, we have spent approximately $37.3 million on these projects. In the remainder of 2002, we expect to spend an additional $1.9 million on other projects.

        In January 2002, we signed an option to purchase approximately 4 acres of land adjacent to our Boomtown Biloxi property for $4.0 million. The purchase is contingent upon receiving certain governmental and third-party consents, authorizations, approvals and licenses which we expect could occur in 2003. We expect to use the land for additional development for our Boomtown facility. In addition, we expect to make certain property improvements in 2003 at Boomtown at a cost of approximately $.5 million.

        On April 25, 2002, we completed our acquisition of all of the assets of the Bullwhackers Casino operations, in Black Hawk, Colorado, from Colorado Gaming and Entertainment Co., a subsidiary of Hilton Group plc, for $6.5 million in cash plus an additional $.6 million in pre-acquisition costs related to audit, legal, and licensing expenses required to complete the purchase. In 2002, we expect to spend an additional $1.9 million in certain improvements to the Bullwhackers Casino.

Senior Secured Credit Facility

        On August 8, 2000, we entered into a $350.0 million senior secured credit facility with a syndicate of lenders led by Lehman Brothers Inc. and CIBC World Markets Corp. that replaced our then-existing credit facilities. The credit facility is comprised of a $75.0 million revolving credit facility maturing on August 8, 2005, a $75.0 million Tranche A term loan maturing on August 8, 2005 and a $200 million Tranche B term loan maturing on August 8, 2006. Up to $10.0 million of the revolving credit facility may be used for the issuance of standby letters of credit. In addition, up to $10.0 million of the revolving credit facility also may be used for short-term credit to be provided to us on a same-day basis, which must be repaid within five days. In connection with our equity and debt financing transactions in February 2002, we repaid the entire then-outstanding balances under the Tranche A and Tranche B term loans. These term loans are not available for future reborrowing. As of June 30, 2002, there was a $5.5 million outstanding balance on the revolving credit facility and $65.8 million was available for reborrowing (after giving effect to outstanding letters of credit as of June 30, 2002).

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

Recent Financing Transactions

  —Equity Offering

        On February 20, 2002, we completed a public offering of 9,200,000 shares of our common stock at a public offering price of $15.25 per share. Of the common shares sold in the offering, we sold 6,700,000 shares and The Carlino Family Trust, a related party, sold 2,500,000 shares. We used our net proceeds from the offering, totaling approximately $96.1 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under the existing senior secured credit facility. We did not receive any proceeds from the offering by The Carlino Family Trust. The shares and offering price were adjusted to reflect the 2-for-1 stock dividend distributed on June 25, 2002.

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

Commitments and Contingencies

  —Contractual Cash Obligations

        As discussed above, in February 2002 we completed public offerings of common stock and 8 7/8% senior subordinated notes and used the proceeds of those offerings to repay the outstanding term loan indebtedness under the senior secured credit facility. As of June 30, 2002, there was indebtedness outstanding under the credit facility and there was approximately $65.8 million available for borrowing under the revolving credit portion of the credit facility (after giving effect to outstanding letters of credit). The following table is as of June 30, 2002 and reflects these recent offerings and the repayment of the senior secured credit facility.

		Payments Due By Period
	Total	July 1, 2002 to December 31, 2002	2003-2004	2005-2006	2007 and After
(in thousands)
Revolving credit line	$5,500	$—	$—	$5,500	$—
11 1/8% senior subordinated notes due 2008(1)
Principal	200,000	—	—	—	200,000
Interest	148,333	11,125	44,500	44,500	48,208
8 7/8% senior subordinated notes due 2010(2)
Principal	175,000	—	—	—	175,000
Interest	124,248	7,766	31,063	31,063	54,356
Operating leases	45,860	2,827	9,903	6,152	26,978

Total	$698,941	$21,718	$85,466	$87,215	$504,542

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

  —Other Commercial Commitments

        The following table presents our material commercial commitments as of June 30, 2002 for the following future periods:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	2002	2003-2004	2005-2006	2007 and After
(in thousands)
Revolving Credit Facility(1)	$64,997	$—	$—	$64,997	$—
Letters of Credit(1)	4,503	4,503	—	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	9,967	526	9,441	—	—

Total	$79,467	$5,029	$9,441	$64,997	$—

(1)
The available balance under the revolving portion of the $75.0 senior secured credit facility is diminished by outstanding letters of credit.

(2)
In connection with our 50% ownership interest in Pennwood Racing, our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood's lender to guarantee up to 50% of Pennwood's $23.0 million term loan. Our obligation as of June 30, 2002 under this guarantee is approximately $10.0 million.

  —Hollywood Casinos Acquisition

        On August 7, 2002, the Company entered into a definitive agreement to acquire Hollywood Casino Corporation (HWD:AMEX) ("Hollywood Casino") for total consideration of approximately $780.0 million. The total consideration is net of Hollywood Casino's cash and cash equivalents of approximately $136.0 million and includes approximately $569.0 million of long-term debt of Hollywood Casino and its subsidiaries that will be assumed by the Company. Under the terms of the agreement, Hollywood Casino will merge with a wholly-owned subsidiary of the Company, and Hollywood Casino stockholders will receive cash in the amount of $12.75 per share at closing or approximately $323.4 million and holders of Hollywood Casino stock options will receive approximately $24 million (representing the aggregate difference between $12.75 per share and the option exercise prices).

        The transaction has been approved by the Boards of Directors of both companies. The transaction is subject to vote by stockholders of Hollywood Casino, gaming authorities and other regulatory approvals (including expiration of the Hart-Scott-Rodino waiting period) and other customary closing conditions, and is expected to be consummated in the first half of 2003. Certain stockholders of Hollywood Casino who control approximately 50.3% of its outstanding shares have agreed to vote in favor of the transaction.

        The Company has received financing commitments to consummate the transaction, which commitments are subject to several customary conditions.

  —Litigation

        In July 2001, a lawsuit was filed by certain surveillance employees at the Charles Town facility claiming that our surveillance of those employees during working hours was improper. The lawsuit claims damages of $7.0 million and punitive damages of $15.0 million. We believe that all of the claims of the employees are without merit. We intend to vigorously defend ourselves against this action and do not believe that this action will have a material adverse effect on our financial condition or results of operations.

        In January 2002, an employee at our Charles Town facility initiated a suit against us alleging invasion of privacy. The employee claims in the suit that she was subjected to an involuntary strip search by other Charles Town employees as part of a theft investigation. The lawsuit claims compensatory damages of $.5 million and punitive damages of $3.5 million. We believe we have meritorious defenses and intend to vigorously defend ourselves against this suit.

        As of June 30, 2002, we also are parties to certain other litigation but do not believe it will have a material adverse effect on our financial condition or results of operations if any of these legal proceedings were adversely adjudicated or settled. Furthermore, the nature of our business subjects us to the risk of lawsuits filed by customers and others. In general, litigation can be expensive and time consuming to defend and could result in settlements or damages that could significantly impact results of the Company's operations or financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On December 20, 2000, and August 3, 2001, in order to satisfy the requirements of our existing credit facility, we entered into two interest rate swap agreements with financial institutions in the aggregate notional amount of $136 million. The interest rate swap agreements mature in December 2003 and June 2004. The purpose of the interest rate swaps was to convert a portion of our floating rate interest obligations to obligations having a fixed rate of 5.835% and 4.8125% plus an applicable margin up to 4.00% per annum through June 30, 2004. The fixing of interest rates reduced in part our exposure to the uncertainty of floating interest rates.

        We replaced the floating rate debt with fixed rate debt in March 2002. Nevertheless, we did not cancel the related interest rate swap agreements and continue to maintain them at the aggregate notional amount of $136 million. We are exposed to credit loss in the event of nonperformance by our counter parties to the interest rate swap agreements. We do not anticipate nonperformance by such financial institutions, and no material loss would be expected from the nonperformance by such financial institutions.

        The differentials paid or received by us on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. The changes in the fair values of the interest rate swaps, as well as the amortization of the amounts recorded in other comprehensive income, are recognized as components of interest expense in the periods subsequent to the payoff of the floating rate debt until the interest rate swap agreements mature or are settled. We estimate that $1.8 million of net derivative losses included in other comprehensive income will be reclassified into interest expense within the next twelve months. The increase in the accrued interest rate swap liability of approximately $3.0 million at June 30, 2002 was caused by the decrease in the forward looking interest rate yield curve. To the extent the fair values of these swaps continue to change prior to maturity, the amount to be recognized in the income statement as an unrealized gain or loss will also change at the end of each quarter.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        In July 2001, a lawsuit was filed by certain surveillance employees at the Charles Town facility claiming that our surveillance of those employees during working hours was improper. The lawsuit claims damages of $7.0 million and punitive damages of $15.0 million. We believe that all of the claims of the employees are without merit. We intend to vigorously defend ourselves against this action and do not believe that this action will have a material adverse effect on our financial condition or results of operations.

        In January 2002, an employee at our Charles Town facility initiated a suit against us alleging invasion of privacy. The employee claims in the suit that she was subjected to an involuntary strip search by other Charles Town employees as part of a theft investigation. The lawsuit claims compensatory damages of $.5 million and punitive damages of $3.5 million. We believe we have meritorious defenses and intend to vigorously defend ourselves against this suit.

        We also are parties to certain other litigation but do not believe it will have a material adverse effect on our financial condition or results of operations if any of these legal proceedings were adversely adjudicated or settled. Furthermore, the nature of our business subjects us to the risk of lawsuits filed by customers and others.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)
The Annual Meeting of Shareholders of the Company was held on May 21, 2002.

(b)
All director nominees were elected.

(c)
Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

    Election of Directors:

Name	Votes For	Votes Withheld
Peter M. Carlino	13,928,810	902,745
Harold Cramer	14,534,880	296,675

    Ratification of the appointment of BDO Seidman, LLP, as independent auditors of the Company's books, records and accounts for the year ending December 31, 2002:

Votes For	Votes Against	Votes Withheld
14,658,071	167,367	6,117

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

                        99.1    Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

                        99.2    Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

  (b)
  Reports on Form 8-K

            None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.
August 9, 2002	By:	/s/ WILLIAM J. CLIFFORD William J. Clifford Chief Financial Officer

Exhibit Index

Exhibit	Description of Exhibit
99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

QuickLinks

FORM 10-Q
PENN NATIONAL GAMING, INC. AND SUBSIDIARIES INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Penn National Gaming, Inc. and Subsidiaries Consolidated Balance Sheet (In thousands, except share and per share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Income (In thousands, except per share data) (Unaudited)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Income (In thousands, except per share data) (Unaudited)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited) (In thousands, except share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands) (Unaudited)
Notes to Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index