Form 10-Q
period 2002-09-30
PENN NATIONAL GAMING INC
filed 2002-11-15
CIK 921738

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding as of November 6, 2002
Common Stock, par value $.01 per share	40,038,684 shares

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

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION	Page
ITEM 1—FINANCIAL STATEMENTS
Consolidated Balance Sheets—
December 31, 2001 and September 30, 2002 (unaudited)	3
Consolidated Statements of Income (unaudited)—
Nine Months Ended September 30, 2001 and 2002	4
Consolidated Statements of Income (unaudited)—
Three Months Ended September 30, 2001 and 2002	5
Consolidated Statement of Shareholders' Equity (unaudited)—
Nine Months Ended September 30, 2002	6
Consolidated Statements of Cash Flow (unaudited)—
Nine Months Ended September 30, 2001 and 2002	7
Notes to Consolidated Financial Statements	8-14
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-32
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4—CONTROLS AND PROCEDURES	33
PART II—OTHER INFORMATION	34
ITEM 1—LEGAL PROCEEDINGS	34
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K	35
SIGNATURES	36
CERTIFICATIONS	37-38

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheet
(In thousands, except share and per share data)

	December 31, 2001	September 30, 2002
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$38,378	$45,251
Receivables	19,367	19,172
Prepaid expenses and other current assets	7,751	10,598
Deferred income taxes	4,610	4,421

Total current assets	70,106	79,442

Property, plant and equipment, at cost
Land and improvements	82,981	84,806
Building and improvements	226,478	289,166
Furniture, fixtures and equipment	104,215	139,048
Transportation equipment	1,175	1,235
Leasehold improvements	11,795	14,517
Construction in progress	21,338	8,439

	447,982	537,211
Less accumulated depreciation and amortization	58,063	81,314

	389,919	455,897

Other assets
Investment in and advances to unconsolidated affiliates	14,187	15,948
Cash in escrow	500	—
Excess of cost over fair market value of net assets acquired	160,210	160,299
Management service contract (net of accumulated amortization of $1,695 and $3,578, respectively)	24,050	22,167
Deferred financing costs, net	14,090	10,936
Miscellaneous	6,315	8,180

Total other assets	219,352	217,530

	$679,377	$752,869

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$15,141	$18
Accounts payable	18,975	19,520
Accrued expenses	19,623	24,258
Accrued interest	14,263	9,564
Accrued salaries and wages	13,533	17,343
Taxes, other than income taxes	5,272	6,737
Income taxes	180	1,573
Other current liabilities	5,108	4,593

Total current liabilities	92,095	83,606

Long term liabilities
Long-term debt, net of current maturities	443,768	388,250
Deferred income taxes	40,249	42,369

Total long-term liabilities	484,017	430,619

Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; no shares issued	—	—
Common stock, $.01 par value, authorized 200,000,000 shares; Shares issued 31,866,850 and 39,989,684, respectively	160	403
Treasury stock, at cost 849,400 shares	(2,379)	(2,379)
Additional paid-in capital	43,605	153,701
Retained earnings	65,721	88,962
Accumulated other comprehensive loss	(3,842)	(2,043)

Total shareholders' equity	103,265	238,644

	$679,377	$752,869

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2001	2002
Revenues
Gaming	$265,615	$367,724
Racing	85,484	89,369
Management service fee	5,480	8,513
Other revenue	25,053	28,422

Total revenues	381,632	494,028

Operating Expenses
Gaming	150,078	206,497
Racing	59,511	65,118
Other	23,811	31,750
General and administrative	65,618	84,638
Depreciation and amortization	23,305	25,725

Total operating expenses	322,323	413,728

Income from operations	59,309	80,300

Other income (expenses)
Interest expense	(34,237)	(31,378)
Interest income	2,654	1,210
Earnings from joint venture	2,020	1,761
Other	(729)	(780)
Loss on change in fair values of interest rate swaps	—	(5,411)

Total other expenses	(30,292)	(34,598)

Income before income taxes and extraordinary item	29,017	45,702
Taxes on income	10,204	17,310

Income before extraordinary Item	18,813	28,392
Extraordinary item, loss on early extinguishment of debt, net of income tax benefit of $2,773	—	(5,151)

Net income	$18,813	$23,241

Per share data
Basic
Income before extraordinary item	$.62	$.76
Extraordinary item	—	(.14)

Net income	$.62	$.62

Diluted
Income before extraordinary item	$.59	$.73
Extraordinary item	—	(.13)

Net income	$.59	$.60

Weighted shares outstanding
Basic	30,542	37,304
Diluted	31,672	38,672

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2001	2002
Revenues
Gaming	$103,863	$132,326
Racing	28,850	29,567
Management service fee	3,499	3,436
Other revenue	8,794	10,070

Total revenues	145,006	175,399

Operating Expenses
Gaming	58,676	75,939
Racing	20,368	21,765
Other	9,015	10,709
General and administrative	25,155	29,312
Depreciation and amortization	8,491	9,271

Total operating expenses	121,705	146,996

Income from operations	23,301	28,403

Other income (expenses)
Interest expense	(12,218)	(10,631)
Interest income	468	372
Earnings from joint venture	459	437
Other	(145)	(273)
Loss on change in fair value of interest rate swaps	—	(2,396)

Total other expenses	(11,436)	(12,491)

Income before income taxes	11,865	15,912
Taxes on income	4,152	5,968

Net income	$7,713	$9,944

Per share data
Basic	$.25	$.25
Diluted	$.24	$.25
Weighted shares outstanding
Basic	30,934	39,115
Diluted	32,086	40,225

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Treasury Stock	Additional Paid-in Capital	Retained Earnings			Comprehensive Income
	Shares	Amount					Total
Balance, December 31, 2001	31,866,850	$160	$(2,379)	$43,605	$65,721	$(3,842)	$103,265	$—
Exercise of stock options including tax benefit of $3,414	1,422,834	15	—	13,849	—	—	13,864	—
Equity offering	6,700,000	68		95,973			96,041	—
Stock option accelerated vesting	—	—	—	434	—	—	434	—
Change in fair value of interest rate swap agreements, net of income taxes of $495	—	—	—	—	—	918	918	918
Amortization of unrealized loss on interest rate swap agreements, net of income taxes of $468	—	—	—	—	—	869	869	—
Stock dividend	—	160	—	(160)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	12	12	12
Net income for the nine months ended September 30, 2002	—	—	—	—	23,241	—	23,241	23,241

Balance, September 30, 2002	39,989,684	$403	$(2,379)	$153,701	$88,962	$(2,043)	$238,644	$24,171

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2002
Cash flows from operating activities
Net income	$18,813	$23,241
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,303	25,725
Amortization of deferred financing costs charged to interest expense	1,776	1,559
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense.	—	869
Earnings from joint venture	(2,020)	(1,761)
Loss on sale of fixed assets	731	681
Extraordinary loss relating to early extinguishment of debt, before income tax benefit	—	5,906
Deferred income taxes	3,793	2,309
Accelerated vesting of stock options	—	434
Tax benefit from stock options exercised	1,875	3,414
Increase in unrealized loss on fair values of interest rate swap contracts	—	5,411
Foreign currency translation adjustment	32	12
Decrease (increase), net of businesses acquired, in Receivables	792	1,406
Prepaid expenses and other current assets	(1,441)	(2,533)
Prepaid income taxes	1,905	—
Miscellaneous other assets	(1,108)	(1,750)
Increase (decrease), net of business acquired, in Accounts payable	(7,206)	525
Accrued expenses	11,290	3,481
Accrued interest	1,702	(6,654)
Accrued salaries and wages	2,069	3,810
Taxes payable, other than income taxes	1,239	1,144
Income taxes payable	1,210	1,393
Other current liabilities	(1,254)	(515)

Net cash provided by operating activities	57,501	68,107

Cash flows from investing activities
Expenditures for property, plant and equipment	(22,967)	(83,635)
Net payments under interest rate swaps	—	(2,538)
Proceeds from sale of property and equipment	237	247
Distributions from joint venture	1,178	—
Cash in escrow	4,607	470
Acquisition of businesses, net of cash acquired	(182,961)	(7,114)

Net cash (used) in investing activities	(199,906)	(92,570)

Cash flows from financing activities Proceeds from exercise of options and warrants	2,995	10,451
Proceeds from sale of common stock	211,000	96,041
Proceeds from long-term debt	(51,576)	187,002
Principal payments on long-term debt	—	(258,891)
(Increase) in unamortized financing cost	(6,900)	(3,267)

Net cash provided by financing activities	155,519	31,336

Net increase in cash and cash equivalents	13,114	6,873
Cash and cash equivalents, at beginning of period	23,287	38,378

Cash and cash equivalents, at end of period	$36,401	$45,251

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine months periods ended September 30, 2001 and 2002. The results of operations experienced for the three and nine months periods ended September 30, 2002 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2002.

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

2.    Excess of the Cost over Fair Value of Net Assets Acquired (Goodwill) and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after September 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 eliminated the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets.

        Goodwill amortization, which was $3.5 million in the year, ended December 31, 2001, ceased when the Company implemented SFAS 142 on January 1, 2002. To comply with the transition provisions of SFAS 142, the Company has determined its reporting units. Goodwill attributable to each of its reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined through independent appraisals of the reporting units. On June 18, 2002, the Company received its fair value study report prepared by an independent valuation consulting firm. Based on the results of the study, the fair value of the reporting units is greater than the carrying value as reported in the financial statements as of December 31, 2001 and, accordingly, there is no impairment charge to record under SFAS 142.

        The following table presents a comparison of income before extraordinary item, net income and earnings per share for the three and nine months ended September 30, 2002 to the respective adjusted amounts for the three and nine months ended September 30, 2001 that would have been reported had SFAS 142 been in effect during 2001 (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2002		2001		2002
Reported income before extraordinary item		$7,713		$9,944		$18,813		$28,392
Add back goodwill amortization, net of taxes		760		—		1,707		—

Adjusted income before extraordinary item		$8,473		$9,944		$20,520		$28,392

Reported net income		$7,713		$9,944		$18,813		$23,241
Add back goodwill amortization, net of taxes		760		—		1,707		—

Adjusted net income		$8,473		$9,944		$20,520		$23,241

Earnings per share—basic
Reported income before extraordinary item		$.25		$.25		$.62		$.76
Goodwill amortization		.02		—		.06		—

Adjusted income before extraordinary item		$.27		$.25		$.67		$.76

Reported net income	$	..25	$	..25	$	..62	$	..62
Goodwill amortization		.02		—		.06		—

Adjusted net income		$.27		$.25		$.67		$.62

Earnings per share—diluted
Reported income before extraordinary item		$.24		$.25		$.59		$.73
Goodwill amortization		.02		—		.05		—

Adjusted income before extraordinary item		$.26		$.25		$.65		$.73

Reported net income	$	..24	$	..25	$	..59	$	..60
Goodwill amortization		.02		—		.05		—

Adjusted net income		$.26		$.25		$.65		$.60

        As part of the CRC Holdings, Inc. ("CRC") acquisition in April 2001, the Company acquired the management contract for Casino Rama, a gaming facility in Orillia, Canada. This intangible asset is being amortized over its contractual life on the straight-line method through July 31, 2011, the expiration date of the contract. The gross carrying amount of the contract is $25.7 million and the accumulated amortization is $3.6 million as of September 30, 2002. Aggregate amortization expense related to this intangible asset was $1.7 million for the nine months ended September 30, 2002. Annual amortization expense for each of the five years in the period ending December 31, 2006 is estimated to be $2.5 million.

3.    Supplemental Disclosures of Cash Flow Information

        Cash paid during the nine months ended September 30, 2001 and 2002 for interest was $29,740,000 and $38,387,000, respectively.

        Cash paid during the nine months ended September 30, 2001 and 2002 for income taxes was $1,040,000 and $8,732,000, respectively.

        Noncash debt discount of $1.3 million related to the 8 7/8% senior subordinated notes is included in deferred financing costs, net on the accompanying consolidated balance sheet at September 30, 2002.

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

(1)
The table below presents information about reported segments (in thousands):

	Gaming(1)	Racing	Eliminations		Total
Nine months ended September 30, 2001
Revenue	$307,523	$75,458	$(1,349)	(2)	$381,632
EBITDA(3)	71,015	13,619	—		84,634
Depreciation and Amortization	20,269	3,036	—		23,305
Capital Expenditures	21,377	1,590	—		22,968
Nine months ended September 30, 2002
Revenue	$415,551	$79,898	$(1,421	)(2)	$494,028
EBITDA(3)	94,327	13,459			107,786
Depreciation and Amortization	23,067	2,658			25,725
Capital Expenditures	89,906	843			90,749
December 31, 2001
Total Assets	$1,092,400	$90,014	$(503,037	)(4)	$679,377
September 30, 2002
Total Assets	$1,186,839	$98,280	$(532,250	)(4)	$752,869

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

6.    8 7/8% Senior Subordinated Notes due 2010

        On February 28, 2002, the Company completed an offering of $175,000,000 of its 8 7/8% senior subordinated notes due 2010. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2002. The 8 7/8% notes mature on March 15, 2010. The Company used the net proceeds from the offering, totaling approximately $170.6 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under its existing senior secured credit facility.

        The Company may redeem all or part of the 8 7/8% notes on or after March 15, 2006 at certain specified redemption prices. Prior to March 15, 2005, the Company may redeem up to 35% of the 8 7/8% notes from proceeds of certain sales of its equity securities. The 8 7/8% notes also are subject to redemption requirements imposed by state and local gaming laws and regulations.

        The 8 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company's current and future wholly owned domestic subsidiaries. The 8 7/8% notes rank equally with the Company's future senior subordinated debt and the 11 1/8% senior subordinated notes, and junior to its senior debt, including debt under the Company's senior credit facility. In addition, the 8 7/8% notes will be effectively junior to any indebtedness of our non-U.S. or unrestricted subsidiaries, none of which have guaranteed the 8 7/8% notes.

        As a result of the prepayment of the Company's term loan, the Company charged to operations deferred financing costs of $5.9 million related to the repayment of existing outstanding debt. In addition, the Company paid a prepayment penalty of $2.0 million. The total, $7.9 million, has been reflected as an extraordinary item, net of income tax benefit of $2.8 million, in the consolidated statement of income for the nine months ended September 30, 2002.

7.    Unaudited Pro Forma Financial Information

        Unaudited pro forma financial information for the nine months periods ended September 30, 2001 and 2002, as though the CRC acquisition had occurred on January 1, 2001, is as follows (in thousands, except per share data): There are no pro forma adjustments for the three months periods ended September 30, 2001 and 2002 because the results of operations for CRC are included in the consolidated results of operations for these periods.

	Nine Months Ended September 30,
	2001	2002
Revenues	$417,073	$494,028
Income before extraordinary item	24,457	28,392
Extraordinary item, net of income tax benefit	—	(5,151)
Net income	24,457	23,241
Income before extraordinary item per common share
Basic	$.80	$.76
Diluted	.77	.73
Net income per common share
Basic	$.80	$.62
Diluted	.77	.60
Weight shares outstanding
Basic	30,542	37,304
Diluted	31,672	38,672

8.    Litigation

        In July 2001, a lawsuit was filed against the Company in the Circuit Court of Jefferson County, West Virginia by certain surveillance employees at the Charles Town facility claiming that the Company's surveillance of those employees during working hours was improper. The lawsuit claims damages of $7.0 million and punitive damages of $15.0 million. In August 2002, summary judgment was granted in the Company's favor on all counts. The plaintiffs have until December 2002 to appeal.

        In January 2002, an employee at the Company's Charles Town facility initiated a suit against the Company in the Circuit Court of Jefferson County, West Virginia alleging invasion of privacy. The employee claims in the suit that she was subjected to an involuntary strip search by other Charles Town employees as part of a theft investigation. The lawsuit claims compensatory damages of $.5 million and punitive damages of $3.5 million. The Company believes it has meritorious defenses and intends to vigorously defend itself against this suit. The case is in the discovery phase at this time.

        In May 2002, a father, mother, and son injured in an automobile accident commenced an action against the Company in the Circuit Court of Jefferson County, West Virginia alleging that the driver of the automobile that hit the plaintiffs was intoxicated at the time as a result of alcoholic beverages that were allegedly served to the driver at the Company's Charles Town facility. The lawsuit claims medical expenses of $1.0 million and compensatory and punitive damages of $20.0 million dollars. The Company believes it has defenses and intends to vigorously defend itself against this suit. The case is in the discovery phase at this time.

        In August 2002, Capital Lake Properties, Inc., the lessor under the ground lease on which the Company operates its Baton Rouge, Louisiana gaming interests, filed a lawsuit against the Company in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking a declaratory judgment that the plaintiff is entitled to terminate the lease and/or void its renewal and purchase options due to certain alleged past defaults by the Company. Plaintiff asserts no new defaults by the Company in this pleading. The Company has filed exceptions seeking dismissal on alternative grounds. The court has set these exceptions for hearing on December 16, 2002. In the interim the parties continue to pursue an amicable settlement of the matter.

        In September 2002, in response to the Company's plans to relocate Boomtown Casino, the owner of a majority of the property where the Boomtown Casino is located commenced a declaratory judgment action against the Company in the United States District Court for the Southern District of Mississippi, seeking a declaration that (i) the Company must use the leased premises for a gaming use, or, in the alternative, (ii) after the move the Company will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease. On November 4, 2002, the Company filed a motion to dismiss the compliant. The plaintiff has not yet responded to the motion.

        As of September 30, 2002, the Company is a party to certain other litigation but does not believe there will be a material adverse effect on its financial condition or results of operations if any of these legal proceedings were adversely adjudicated or settled. Furthermore, the nature of the Company's business subjects it to the risk of lawsuits filed by customers and others. In general, litigation can be expensive and time consuming to defend and could result in settlements or damages that could significantly impact results of the Company's operations or financial condition.

9.    Bullwhackers Acquisition

        On April 25, 2002, the Company acquired all of the assets of the Bullwhackers Casino operations, in Black Hawk, Colorado, from Colorado Gaming and Entertainment Co., a subsidiary of Hilton Group plc, for $6.5 million in cash, which acquisition was accounted for as a purchase in accordance with SFAS 141. The Bullwhackers assets consist of the Bullwhackers Casino, the adjoining Bullpen Sports Casino, the Silver Hawk Saloon and Casino, an administrative building and a 475-car parking area, all located in the Black Hawk, Colorado gaming jurisdiction. The Bullwhackers properties comprise a total of 63,800 square feet of interior space, 20,700 square feet of which is devoted to gaming, consisting of 980 slot machines. The properties are located on leased land as well as 3.25 acres of land included in the acquisition, much of which is utilized for parking. The Company also incurred an additional $.6 million in pre-acquisition costs related to audit, legal and licensing expenses required to complete the purchase. Revenues from Bullwhackers' operations since April 25, 2002 of $7.1 million and $12.4 million are included in gaming revenues in the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2002, respectively.

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

11.    Earnings per Share

        The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share are set forth in the table below. For the three and nine months ended September 30, 2001 and 2002 (in thousands), the effect of all outstanding stock options have been included in the calculation of diluted earnings per share.

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Weighted average number of shares outstanding—Basic earnings per share	30,934	39,115	30,542	37,304
Dilutive effect of stock options	1,152	1,110	1,130	1,368

Weighted average number of shares outstanding—Diluted earnings per share	32,086	40,225	31,672	38,672

12.    Interest Rate Swaps

        As of September 30, 2002, the Company had $136 million notional amounts outstanding in interest rate swap agreements that mature in 2003 and 2004. The interest rate swap agreements were required by the financial institutions that provided the $350 million senior secured credit facility of August 8, 2000. This credit facility provided for a $75 million revolving credit facility and $275 million in variable rate term loans. The term loans were repaid in March 2002, but the related interest rate swap agreements were not canceled. Pursuant to SFAS 133, the change in fair value of the swaps must be recognized in the Company's income statement as if they were settled at the end of each reporting period. Accordingly, the Company recorded an unrealized pre-tax loss of $2.4 million, or $.03 per share after tax, for the three months ended September 30, 2002. The amount of the change in liability was caused by the decrease in the forward looking interest rate yield curve from June 30, 2002 to September 30, 2002. The Company has recorded an unrealized pre-tax loss of $5.4 million, or $.08 per share after tax, for the nine months ended September 30, 2002. To the extent the fair values of these swaps continue to change prior to maturity, the amount to be recognized in the income statement as an unrealized gain or loss will also change at the end of each quarter.

13.    Hollywood Casino Acquisition

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

        The transaction has been approved by the Boards of Directors of both companies. The transaction is subject to vote by stockholders of Hollywood Casino at the special stockholders meeting to be held December 18, 2002, gaming and other regulatory approvals, the Hart-Scott Rodino Act (for which the waiting period has expired) and other customary closing conditions, and is expected to be consummated in the first half of 2003. Certain stockholders of Hollywood Casino who control approximately 50.3% of its outstanding shares have agreed to vote in favor of the transaction.

        The Company has received financing commitments to consummate the transaction, which commitments are subject to several customary conditions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading regional gaming company owning and operating facilities located in Charles Town, West Virginia, Baton Rouge, Louisiana, Bay St. Louis and Biloxi, Mississippi, Black Hawk, Colorado and Orillia, Ontario. In addition, we operate Penn National Race Course, located outside of Harrisburg, Pennsylvania, one of only two thoroughbred racetracks in Pennsylvania, and Pocono Downs, located outside of Wilkes-Barre, Pennsylvania, one of only two harness racetracks in Pennsylvania. We also operate eleven off-track wagering facilities (OTWs) in Pennsylvania and hold a 50% interest in Pennwood Racing, Inc., a joint venture that owns and operates Freehold Raceway in New Jersey.

        Our business strategy is to create a diversified base of gaming and pari-mutuel properties that provides our customers with high quality experiences that build significant customer loyalty. We continue to focus on improving gaming operations to take advantage of higher margins and less seasonal cash flow compared to pari-mutuel operations, while seeking to expand in the more profitable areas of pari-mutuel operations, such as OTWs and internet and telephone wagering.

        Over the past few years, revenues from our gaming machines at the Charles Town Entertainment Complex, our gaming operations in Colorado, Mississippi and Louisiana and our management contract in Orillia, Ontario have accounted for an increasingly larger share of our total revenues. Gaming revenues are primarily derived from slot machines and table games. Other revenues from gaming operations include food and beverage sales, hotel revenue, golf course fees and pro shop sales, gift shop sales and certain other ancillary revenues. Racing revenues are derived from wagering on our live races, wagering on import simulcasts at our racetracks and off-track wagering facilities, telephone account wagering, and fees from wagering on export simulcasts of our races at out-of-state locations. Other revenues from racing operations are derived from food and beverage sales, concessions and certain other ancillary activities. For the nine months ended September 30, 2001 and 2002, gaming revenue represented approximately 80.6% and 84.1% of our total revenue, respectively.

        Financing activities completed in February 2002 included an equity offering of 9,200,000 shares of our common stock at an offering price of $15.25 per share and a debt offering of $175,00,000 of 8 7/8% senior subordinated notes due in 2010. The proceeds from both offerings were used to payoff all remaining term loan debt under our existing credit facility.

        On April 25, 2002, we completed the acquisition of all of the assets of the Bullwhackers Casino operations in Black Hawk, Colorado, from a subsidiary of Hilton Group plc for $6.5 million cash plus pre-acquisition costs of approximately $.6 million. This acquisition provided us with a strategic asset in the Black Hawk market.

        On August 7, 2002, we entered into a definitive agreement to acquire Hollywood Casino Corporation (HWD:AMEX) ("Hollywood Casino") for total consideration of approximately $780.0 million. The total consideration is net of Hollywood Casino's cash and cash equivalents of approximately $136.0 million and includes approximately $569.0 million of long-term debt of Hollywood Casino and its subsidiaries that will be assumed by the Company. Under the terms of the agreement, Hollywood Casino will merge with a wholly-owned subsidiary of the Company, and Hollywood Casino stockholders will receive cash in the amount of $12.75 per share at closing or approximately $323.4 million and holders of Hollywood Casino stock options will receive approximately $24 million (representing the aggregate difference between $12.75 per share and the option exercise prices). The transaction has been approved by the Boards of Directors of both companies. The transaction is subject to vote by stockholders of Hollywood Casino at a special stockholders meeting to be held December 18, 2002, gaming authorities and other regulatory approvals, including the Hart-Scott-Rodino Act (for which the waiting period has expired) and other customary closing conditions, and is expected to be consummated in the first quarter of 2003. Certain stockholders of Hollywood Casino who control approximately 50.3% of its outstanding shares have agreed to vote in favor of the transaction. We have received financing commitments to consummate the transaction, which commitments are subject to several customary conditions.

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

Revenue recognition

        In accordance with common industry practice, our casino revenues are the net of gaming wins less losses. Racing revenues include our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting and our share of wagering from our OTWs. The vast majority of wagers for both businesses are in the form of cash and we do not grant credit to our customers to a significant extent. Our receivables consist principally of amounts due from simulcasting of our races to other racetracks and their OTWs. We also have receivables due under our management contract with Casino Rama for management fees and for expenses, primarily salaries and wages, payable in accordance with our contract. Historically, we have not experienced any significant bad debts from uncollected receivables.

Valuation of long-lived tangible and intangible assets and goodwill

        As a result of our acquisitions of the Mississippi properties in 2000 and CRC Holdings, Inc. in 2001, intangible assets and goodwill increased significantly. Two issues arise with respect to these assets that require significant management estimates and judgment: a) the valuation in connection with the initial purchase price allocation and b) the ongoing evaluation for impairment.

        In connection with these acquisitions, a valuation was completed to determine the allocation of the purchase prices. Upon completion of the valuation process, approximately $146.9 million was allocated to goodwill and $25.7 million to the management service contract. The management services contract is amortizable under Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The purchase price allocation process requires management estimates and judgments as to the remaining useful lives of the assets purchased and present value computations for the management services contract. If growth rates, operating margins, or useful lives, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require an acceleration in amortization expense.

        At September 30, 2002, we had a net property and equipment balance of $455.9 million, representing 60.6% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

        The realizability of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We have used tax-planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

        In addition, we operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

Recent Accounting Standards

        In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangibles Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on certain criteria in SFAS 141.

        SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of the other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. Any intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of the other intangible assets within the first interim quarter after adoption of SFAS 142.

        Our previous business combinations were accounted for using the purchase method. As of September 30, 2002, the net carrying amount of goodwill was $160.2 million and other intangible assets (consisting of the management service contract for Casino Rama) was $23.4 million. Amortization expense for other intangible assets for the three months ending September 30, 2002 was $.8 million. Goodwill amortization, which was $3.5 million in 2001, ceased when we implemented SFAS 142 on January 1, 2002. To comply with the transition provisions of SFAS 142, we have determined our reporting units. Goodwill attributable to each of our reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined through independent appraisals of the reporting units. On June 18, 2002, we received our fair value study report prepared by an independent valuation consulting firm. Based on the results of the study, the fair value of the reporting units is greater than the carrying value as reported in the financial statements as of December 31, 2001 and there is no impairment charge to record under SFAS 142. Goodwill amortization, net of income tax benefit, was $1.7 million for the nine months ended September 30, 2001.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This new pronouncement also amends ARB No. 51 "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002, did not have any impact on our financial position or results of operations for the three and nine months ended September 30, 2002. We do not anticipate that the implementation of this standard will have any significant effect throughout 2002.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" applies to us. FASB No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 is effective for our fiscal year beginning January 1, 2003. We had losses on early extinguishment of debt, net of income taxes of $5.2 million in the nine months ended September 30, 2002. These losses reflect the write-off of deferred finance fees and pre-payment fees associated with bank debt that was repaid with the proceeds of new financing. Effective January 1, 2003, pursuant to SFAS 145, the treatment of the early extinguishment of debt will be included in "other expenses" in the financial statements.

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001

        The results of operations by property level for the three months ended September 30, 2001 and 2002 are summarized below (in thousands):

	Revenues		EBITDA
	2001	2002	2001	2002
Charles Town Entertainment Complex	$54,182	$69,471	$14,311	$18,626
Casino Magic Bay St. Louis	22,331	24,991	4,778	5,019
Boomtown Biloxi	17,414	18,272	3,418	3,648
Casino Rouge (1)	22,881	26,292	5,317	6,885
Casino Rama Management Contract (1)	3,499	3,436	3,258	3,162
Bullwhackers (2)	—	7,084	—	595
Pennsylvania Racing operations (3)	25,184	26,310	3,711	3,047
Pennwood Racing, Inc.	—	—	459	437
Corporate eliminations (4)	(513)	(464)	—	—
Corporate operations	28	7	(3,001)	(3,308)

Total	$145,006	$175,399	$32,251	$38,111

(1)
Reflects results of the CRC acquisition since April 28, 2001.

(2)
Reflects results of the Bullwhackers acquisition since April 25, 2002.

(3)
Includes Penn National Race Course, Pocono Downs, and related off-track wagering facilities.

(4)
Primarily reflects intracompany transactions related to import/export simulcasting.

        Revenues for the three months ended September 30, 2002 increased by $30.4 million, or 21.0%, to $175.4 million in 2002 from $145.0 million in 2001. Revenues increased at the Charles Town Entertainment Complex by $15.3 million, or 28.2%, to $69.5 million in 2002 from $54.2 million in 2001. Revenues increased at the Casino Magic Bay St. Louis and Boomtown Biloxi properties by $3.6 million, or 9.1%, to $43.3 million in 2002 from $39.7 million in 2001. Revenues increased at the Casino Rouge and the Casino Rama management contract by $3.3 million, or 12.5%, to $29.7 million in 2002 from $26.4 million in 2001. Revenues at Bullwhackers, which was acquired on April 25, 2002, accounted for $7.1 million of the increase. Revenues increased at the Pennsylvania racetracks and OTWs by approximately $1.1 million due to an increase in wagering.

        Operating expenses for the three months ended September 30, 2002 increased by $24.5 million, or 21.6%, to $137.7 million in 2002 from $113.2 million in 2001. Operating expenses increased at the Charles Town Entertainment Complex by $11.0 million, or 27.6%, to $50.9 million in 2002 from $39.9 million in 2001. Operating expenses increased at Casino Magic Bay St. Louis and Boomtown Biloxi by $3.2 million, or 10.2%, to $34.7 million in 2002 from $31.5 million in 2001. Operating expenses increased at Casino Rouge and the Casino Rama management contract by $1.9 million, or 10.7%, to $19.7 million in 2002 from $17.8 million in 2001. Operating expenses at Bullwhackers, which was acquired on April 25, 2002, accounted for $6.5 million of the increase. Operating expenses at the Pennsylvania racetracks and OTWs increased by $1.8 million, or 8.4%, to $23.3 million in 2002 from $21.5 million in 2001. Corporate overhead increased by $.2 million, or 6.5%, to $3.3 million in 2002 from $3.1 million in 2001.

        EBITDA increased by $5.8 million, or 18.0%, to $38.1 million in 2002 from $32.3 million in 2001. EBITDA at the Charles Town facility increased by $4.3 million, or 30.1%, to $18.6 million in 2002 from $14.3 million in 2001. EBITDA increased at the Mississippi properties by $.4 million, or 4.9%, to

$8.6 million in 2002 from $8.2 million in 2001. EBITDA increased at the Casino Rouge and the Casino Rama management contract by $1.4 million, or 16.3%, to $10.0 in 2002 from $8.6 in 2001. Bullwhackers accounted for $.6 million of the increase. The Pennsylvania racetracks and OTWs and New Jersey joint venture EBITDA accounted for a decrease of $.8 million over the last three months.

        Interest expense decreased $1.6 million in 2002 due primarily to the borrowing in February 2002 of $175.0 million, which repaid the current term loan, offset by a reduction in the term loan amount of $96.1 million paid from the proceeds of the February 2002 equity offering.

Charles Town Entertainment Complex

        During the third quarter, we completed Phase I of the $73.5 million Charles Town expansion project. Phase I cost $52.0 million and includes a 22,000 square foot expansion of our gaming floor, 587 new slot machines and a 4-story parking facility with 1,500 spaces for customers which opened on July 1, 2002 and "Slot City™", which opened on September 23, 2002. Slot City™ is a 20,000 square foot, themed gaming venue which holds approximately 500 slot machines that used to be in the tent, our temporary gaming facility. The tent is now closed and will be removed in the fourth quarter so that Phase II of the expansion project can begin.

        Total revenues for the three months ended September 30, 2002 increased by $15.3 million, or 28.2%, to $69.5 million in 2002 from $54.2 million in 2001. Gaming revenues increased by $15.7 million, or 33.9%, to $62.0 million in 2002 from $46.3 million in 2001. The slot win per machine per day increased to $256 in 2002 from $249 in 2001. Slot revenue per machine continued to grow at a rate in excess of 31% this period even with the addition of 592 new machines on the floor. This revenue growth was primarily due to an increase in patronage as a result of the property expansion and a new media-based marketing program for targeted markets located within a 60-mile radius of Charles Town. Racing revenues decreased by $.4 million, or 6.6%, to $5.6 million in 2002 from $6.0 million in 2001. Export simulcast revenue continues to increase due to additional wagering facilities taking our signal. Live racing and import simulcast revenue (wagering at our facility) decreased by approximately 10% due to the ongoing construction activity at the property. We had 66 live race days and average race field sizes of approximately 9 horses in each year.

        Total operating expenses for the three months ended September 30, 2002 increased by $11.0 million, or 27.6%, to $50.9 million in 2002 from $39.9 million in 2001. The increase was primarily due to an increase in gaming and racing related taxes of $9.5 million, attributed to higher gaming revenues and an increase in the gaming tax rate and the administrative fee paid to the West Virginia Lottery Commission. Payroll and benefits increased by $1.1 million primarily due to an increase in staffing levels to accommodate the increased customer volumes and the expanded gaming area that opened in July 2002. Other operating costs increased primarily due to costs associated with the operations in the new gaming area such as cleaning and maintenance, property and casualty insurance and utilities. EBITDA for the three months ended September 30, 2002 increased by $4.3 million, or 30.1%, to $18.6 million from $14.3 million in 2001. Operating margins increased to 26.8% in 2002 compared to 26.4% in 2001.

Casino Magic Bay St. Louis

        Total revenues for the three months ended September 30, 2002 increased by $2.7 million, or 12.1%, to $25.0 million in 2002 from $22.3 million in 2001. The opening of the new hotel tower on May 27, 2002 was the primary factor for increases in gaming revenue and hotel revenue. Gaming revenues increased by $1.6 million, or 8.0%, to $21.7 million in 2002 from $20.1 million in June 2001. We were able to achieve these results by implementing a marketing program that emphasized group sales for the hotel and convention center, headliner entertainment and aggressive play-based promotions. As a result, our operations had an increase of 14.1% in slot play, a 6.2% increase in table game win and a 46.4% increase in hotel, food and beverage, golf and other revenue compared to the previous year. Tropical Storm Isidore hit the area during the last week of September resulting in a very slow Wednesday and a shutdown on Thursday of that week, resulting in a decrease of September's revenue by $.5 million.

        Total operating expenses for the three months ended September 30, 2002 increased by $2.5 million, or 14.3%, to $20.0 million in 2002 from $17.5 million in 2001. The primary factor contributing to the increase is the opening of the hotel tower and convention center. We had increases in administrative expenses for increased executive compensation, including management incentives, property and casualty insurance premiums, human resources expenses, hotel pre-opening expenses and grounds expenses. In addition to operating expenses for the quarter ended September 30, 2002, we incurred an additional $.4 million in pre-opening expenses relating to the new hotel. EBITDA increased by $.2 million, or 4.2%, to $5.0 million in 2002 from $4.8 million in 2001. Operating margins decreased to 20.0% in 2002 compared to 21.5% in 2001 due to the costs incurred in the start-up of the hotel and the additional marketing costs to increase hotel occupancy.

Boomtown Biloxi

        Total revenues for the three months ended September 30, 2002, increased by $.9 million, or 5.2%, to $18.3 million in 2002 from $17.4 million in 2001. Gaming revenues increased by $.9 million, or 5.8%, to $16.0 million from $15.1 million, primarily as a result of a 5.2% increase in slot machine play. The increase in slot machine play appears to have been driven by our refined marketing strategy which is focusing on direct mail marketing to known customers and new mass marketing campaigns highlighting new "loose" slots and quality, value-focused restaurants. Tropical Storm Isidore hit the area during the last week of September resulting in a very slow Wednesday and a shutdown on Thursday of that week, resulting in a decrease of September's revenue by $.3 million.

        Total operating expenses for the three months ended September 30, 2002, increased by $.7 million, or 5.0%, to $14.7 million in 2002 from $14.0 million in 2001. Gaming expenses increased by $.3 million, or 4.1%, to $7.7 million from $7.4 million. This is directly related to higher gaming revenue, which creates higher gaming taxes and slot machine participation fees. Food and beverage expenses of $1.8 million were lower than prior year's total of $2.0 million by $.2 million, or 9.8%. This decrease is due to a more efficient operation creating a lower cost of goods sold. Administrative expenses increased by $.5 million, or 11.7%, to $4.8 million in 2002 from $4.3 million in 2001. This is directly related to the increase in business volumes creating an increase in lease expenses (which are tied to gaming revenues), and an increase in property and casualty insurance premiums. EBITDA increased by $.2 million, or 5.9% to $3.6 million in 2002 from $3.4 million in 2001. Operating margins increased to 19.7% in 2002 compared to 19.5% in 2001.

Casino Rouge and Casino Rama

        The acquisition of Casino Rouge in Baton Rouge, Louisiana and a management contract to operate Casino Rama in Orillia, Canada, was completed on April 27, 2001. This is the first quarter that full-period comparisons can be made for these properties while under our management.

        Management service fees earned under the Casino Rama management contract for the three months ended September 30, 2002, decreased by $.1 million, or 2.9%, to $3.4 million in 2002 from $3.5 million in 2001. The decrease in management service fees is a direct result of new competition in locations between Toronto and Casino Rama. EBITDA decreased by $.2 million, or 6.1%, to $3.1 million in 2002 from $3.3 million in 2001.

        Casino Rouge had total revenues for the three months ended September 30, 2002 increase by $3.4 million, or 14.8%, to $26.3 million in 2002 from $22.9 million in 2001. Gaming revenues increased by $3.4 million, or 15.2%, to $25.8 million from $22.4 million, primarily as a result of a 3.3% increase in slot machine play. The revenue gain is a result of changes made to the gaming machine mix and a marketing program that is focused on increasing market share in patron counts and revenues. Casino Rouge increased its market share by 1.9% to 57.6% in September 2002 from 55.7% in December 2001.

        Operating expenses at Casino Rouge for the three months ended September 30, 2002, increased by $1.8 million, or 10.2%, to $19.4 million in 2002 from $17.6 million in 2001. Gaming expenses increased by $2.2 million, or 20.2%, to $13.1 million from $10.9 million. This is directly related to higher gaming revenue which creates higher gaming taxes and the increase in the Louisiana gaming tax rate that allows our boat to remain dockside. EBITDA increased by $1.6 million, or 30.2%, to $6.9 million in 2002 from $5.3 million in 2001. Operating margins increased to 26.2% in 2002 compared to 23.1% in 2001.

Bullwhackers

        The acquisition of Bullwhackers was completed on April 25, 2002. For the three months ended September 30, 2002, Bullwhackers had revenues of $7.1 million consisting mainly of gaming revenue. Operating expenses for the period totaled $6.5 million. EBITDA was $.6 million for period. Operating margins were 8.4%.

        Operating results have been adversely affected by a major road construction project on the main highway leading into Black Hawk. This project started in early September 2002 and is expected to be completed in early December 2002. Since the purchase we have implemented a new player tracking system to assist with our marketing programs, evaluated employee performance and staffing levels and reviewed operations for cost effectiveness. A number of new initiatives will be implemented in the fourth quarter to improve operating margins. For 2003, we are planning renovations to the interior and exterior of our casinos to improve the quality of the customer experience and increase our market share.

Pennsylvania Racing Operations

        Revenues for the three months ended September 30, 2002 increased by $1.1 million, or 4.4%, to $26.3 million in 2002 from $25.2 million in 2001. The call center accounts for approximately 90% of this increase with the remaining 10% attributable to wagering at the facilities. Wagering increased at our facilities due to an increase in the average number of horses per race at Penn National Race Course, which improved the quality of our race program. With a better race program, we also had increases in wagering on our export simulcasts. Last summer we opened the call center in Grantville and focused on telephone account wagering growth through our Players' Choice™ programs and on internet wagering growth through joint ventures with eBetUSA and Playboy. These programs have resulted in a 30.4% growth in telephone account activity and a 294.0% growth in internet wagering. Other factors that contributed to increased revenues include a change in our marketing approach from a focus on increasing attendance to increasing the frequency of visits from our existing customers and customer service improvements.

        Operating expenses for the three months ended September 30, 2002 increased by $1.8 million, or 8.4%, to $23.3 million from $21.5 million in 2001. Direct racing related expenses (purses, simulcasting fees, pari-mutuel taxes, etc.) increased as a direct result of the increase in wagering. At Pocono Downs and its OTWs an increase in the pari-mutuel tax rate and a contractual purse increase for the horsemen purses increased expenses by approximately $.3 million. Expenses also increased for call center internet connectivity, property and casualty insurance premiums and marketing. EBITDA for the three months ended September 30, 2002 decreased by $.7 million, or 18.9%, to $3.0 million from $3.7 million in 2001. Operating margins decreased to 11.4% in 2002 compared to 14.7% in 2001.

Corporate Overhead Expenses

        Total operating expenses for corporate overhead for the three months ended September 30, 2002 increased by $.3 million, or 10.0%, to $3.3 million in 2002 from $3.0 million in 2001. Salaries and wages, payroll taxes, and employee benefits increased by $.6 million as a result of additional staff at the corporate office necessary to support recent acquisitions, severance payments and additional payroll expense due to the accelerated vesting of stock options. Additional expenses incurred for the month were offset by a decrease in operating expenses due to closing the CRC Miami office in the third quarter of 2002.

New Jersey Joint Venture

        We have an investment in Pennwood Racing, Inc., which operates Freehold Raceway in New Jersey and, until May 2001, operated Garden State Park. In May 2001, Garden State Park was sold and the joint venture ceased operating Garden State Park. Our 50% share of Pennwood's net income was $.4 million for the three months ended September 30, 2002, compared to $.5 million in 2001, and was recorded as other income on the income statement.

Results of Operations

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

        The results of operations by property level for the nine months ended September 30, 2001 and 2002 are summarized below (in thousands):

	Revenues		EBITDA
	2001	2002	2001	2002
Charles Town Entertainment Complex	$143,283	$187,485	$38,969	$49,550
Casino Magic Bay St. Louis	66,557	72,022	14,908	14,767
Boomtown Biloxi	52,896	56,506	10,699	11,596
Casino Rouge (1)	38,935	78,623	9,351	20,646
Casino Rama Management Contract (1)	5,480	8,513	5,083	7,844
Bullwhackers (2)	—	12,365	—	1,593
Pennsylvania Racing operations (3)	75,456	79,897	11,597	10,925
Pennwood Racing, Inc.	—	—	2,020	1,761
Corporate eliminations (4)	(1,349)	(1,421)	—	—
Corporate operations	374	38	(7,993)	(10,896)

Total	$381,632	$494,028	$84,634	$107,786

(1)
Reflects results of the CRC acquisition since April 28, 2001.

(2)
Reflects results of the Bullwhackers acquisition since April 25, 2002.

(3)
Includes Penn National Race Course, Pocono Downs, and related off-track wagering facilities.

(4)
Primarily reflects intracompany transactions related to import/export simulcasting.

        Revenues for the nine months ended September 30, 2002 increased by $112.4 million, or 29.5%, to $494.0 million in 2002 from $381.6 million in 2001. Revenues increased at the Charles Town Entertainment Complex by $44.2 million, or 30.8%, to $187.5 million in 2002 from $143.3 million in 2001. Revenues increased at the Casino Magic Bay St. Louis and Boomtown Biloxi properties by $9.0 million, or 7.5%, to $128.5 million in 2002 from $119.5 million in 2001. The Casino Rouge and the Casino Rama management contract, which were acquired on April 27, 2001, accounted for $42.7 million of the increase. Revenues at Bullwhackers, which was acquired on April 25, 2002, accounted for $12.4 million of the increase. Revenues increased at the Pennsylvania racetracks and OTWs by approximately $4.4 million due to an increase in wagering.

        Operating expenses for the nine months ended September 30, 2002 increased by $89.0 million, or 30.0%, to $388.0 million in 2002 from $299.0 million in 2001. Operating expenses increased at the Charles Town Entertainment Complex by $33.6 million, or 32.2%, to $137.9 million in 2002 from $104.3 million in 2001. Operating expenses increased at Casino Magic Bay St. Louis and Boomtown Biloxi by $8.2 million, or 8.7%, to $102.1 million in 2002 from $93.9 million in 2001. The Casino Rouge and the Casino Rama management contract, which were acquired on April 27, 2001, accounted for $28.7 million of the increase. Operating expenses at Bullwhackers, which was acquired on April 25, 2002, accounted for $10.8 million of the increase. Operating expenses at the Pennsylvania racetracks and OTWs increased by $5.1 million. Corporate overhead increased by $2.8 million, or 33.7%, to $11.1 million in 2002 from $8.3 million in 2001.

        EBITDA increased by $23.2 million, or 27.4%, to $107.8 million in 2002 from $84.6 million in 2001. EBITDA at the Charles Town facility increased by $10.6 million, or 27.2%, to $49.6 million in 2002 from $39.0 million in 2001. EBITDA increased at the Mississippi properties by $.8 million, or 3.1%, to $26.4 million in 2002 from $25.6 million in 2001. EBITDA at the Casino Rouge and the

Casino Rama management contract accounted for $14.0 million of the increase. Bullwhackers accounted for $1.6 million of the increase. The Pennsylvania racetracks and OTWs decreased by $.7 million, or 6.0%, to $10.9 million in 2002 from $11.6 million in 2001. New Jersey joint venture EBITDA accounted for a decrease of $.2 million over the last nine months.

        Interest expense had a net decrease of $2.9 million in 2002 as a result of restructuring our debt. By using the proceeds of our February equity offering and the $175 million senior subordinated note offering we were able to reduce our outstanding debt by approximately $70 million.

        In 2002, we incurred an extraordinary charge, net of taxes, of $5.2 million from the write off of deferred financing costs and prepayment fees related to the early extinguishment of debt. After giving effect to this change, our net income was $23.2 million for the nine months ending September 30, 2002.

Charles Town Entertainment Complex

        Last winter, we began a $73.5 million expansion project at Charles Town. This project includes a new parking garage, food court, lounge and additional gaming floor space for 2,000 machines. The gaming floor space allows us to relocate the 500 machines from the tent, our temporary gaming facility, and have space for the additional 1,500 slot machines that have been approved for Charles Town. When the expansion is complete, we will have 3,500 machines in operation. During the third quarter, we completed Phase I of the project at a cost of $52.0 million which includes a 22,000 square foot expansion of our gaming floor, 587 new slot machines, a 4-story parking facility with 1,500 spaces for customers, all of which opened on July 1, 2002, and "Slot City™", which opened on September 23, 2002. Slot City™ is a 20,000 square foot, themed gaming venue that holds approximately 500 slot machines that used to be in the tent. The tent is now closed and will be removed in the fourth quarter so that Phase II of the expansion project can begin.

        Total revenues for the nine months ended September 30, 2002 increased by 44.2 million, or 30.8%, to $187.5 million in 2002 from $143.2 million in 2001. Gaming revenues increased by $44.2 million, or 36.4%, to $165.7 million in 2002 from $121.5 million in 2001. This increase was primarily due to a win per day increase of $51 to $271 in 2002 from $220 in 2001 and an increase in the average number of machines in operation of 2,196 in 2002 compared to 2,000 in 2001. Another factor in revenue growth was an increase in patronage as a result of the property expansion and a new media-based marketing program for targeted markets located within a 60-mile radius of Charles Town. We also changed the mix of slot machines by offering more of the popular $.05 and $1.00 machines and decreasing the number of other, less popular denomination machines. Racing revenues increased by $.2 million, or 1.2%, to $16.8 million in 2002 from $16.6 million in 2001. This increase was primarily due to 27 additional racing days in 2002 which increased live wagering, and export wagering, at Charles Town, and was offset by a decrease in import wagering on other racetracks. Other revenues decreased slightly due to changing the mix of food services and the elimination of some of the buffets that were offered.

        Total operating expenses for the nine months ended September 30, 2002 increased by $33.6 million, or 32.2%, to $137.9 million in 2002 from $104.3 million in 2001. The increase was primarily due to an increase in gaming and racing related taxes of $27.9 million, attributed to higher gaming and racing revenues and a change in the gaming tax rate and administrative fees paid to the West Virginia Lottery Commission. Payroll and benefits increased by $3.9 million primarily due to an increase in staffing levels to accommodate the increased customer volumes and higher than expected medical insurance expenses. Other expenses for the period increased due to an increase in operating costs associated with the expanded capacity of the facility such as property taxes, risk insurance, utilities and maintenance contracts. EBITDA for the nine months ended September 30, 2002 increased by $10.6 million, or 27.2%, to $49.6 million in 2002 from $39.0 million in 2001. Operating margins decreased to 26.4% in 2002 compared to 27.2% in 2001 due to construction and pre-opening costs of Phase I and the increased gaming tax rates.

Casino Magic Bay St. Louis

        During the summer of 2001 we began construction on a $39.4 million project that is to include a 14-story, 291 room hotel tower, three new restaurant venues, a spa and fitness center, renovations to the existing buffet restaurant and 10,000 square feet of meeting space and convention facilities. Through December of 2001, we spent approximately $18.0 million on the project. During 2002, we have spent an additional $20.0 million to complete the project. On May 27, 2002, we opened the new Bay Tower Hotel and Convention Center. All of our revenue centers have experienced year over year increases as a result of the opening of the new hotel and convention center.

        Total revenues for the nine months ended September 30, 2002 increased by $5.4 million, or 8.1%, to $72.0 million in 2002 from $66.6 million in 2001. Changes in our marketing program and the opening of the hotel tower on May 27, 2002 were contributing factors in revenue increases. Gaming revenues increased by $3.5 million, or 5.8%, to $63.3 million in 2002 from $59.8 million in 2001. We were able to achieve these results by implementing a marketing program that emphasized group sales for the hotel and convention center, headliner entertainment and aggressive play-based promotions. As a result, slot machine plays increased by 9.3% and table game win increased by 9.6%. Other non-gaming revenues also increased due to the opening of the Bay Tower and Convention Center.

        Total operating expenses for the nine months ended September 30, 2002 increased by $5.5 million, or 10.6%, to $57.2 million in 2002 from $51.7 million in June 2001. Gaming and related expenses increased by $.9 million due to increased gaming taxes and marketing expenditures, primarily advertising costs. Non-gaming operational expenses increased by $1.5 million as a result of the opening of new hotel and restaurant venues. Administrative expenses increased by $1.2 million. The primary factors contributing to the increase in administrative expenses over the prior year were increased executive administration compensation, including management incentive, and increased property insurance premiums. Other reasons for the increase were additional human resources expenses, including the cost of the on-site medical clinic, which opened in March 2002, a higher accrual for general liability claims due to a greater incidence of slips and falls, and increased facilities expenses, such as maintenance and utilities. An increase in casino grounds maintenance expenses in the first nine months of 2002 contributed to the increase in administrative expenses. In addition to recurring operating expenses for the nine months ended September 30, 2002, we incurred $1.2 million in pre-opening expenses relating to the new hotel, which opened the last weekend in May 2002. EBITDA for the nine months ended September 30, 2002 decreased by $.1 million, or .7%, to $14.8 million in 2002 from $14.9 million in 2001. Operating margins decreased to 20.5% in 2002 compared to 22.3% in 2001 due to construction and pre-opening costs of the Bay Tower and Convention Center.

Boomtown Biloxi

        Total revenues for the nine months ended September 30, 2002, increased by $3.6 million, or 6.8%, to $56.5 million in 2002 from $52.9 million in 2001. Gaming revenues increased by $3.5 million, or 7.7%, primarily as a result of a 7.2% increase in slot machine play. The increase in slot machine play appears to have been driven by our refined marketing strategy which focuses on direct mail marketing to known customers and new mass marketing campaigns highlighting new "loose" slots and quality, value-focused restaurants. Tropical Storm Isidore hit the area during the last week of September resulting in a very slow Wednesday and a shutdown on Thursday of that week, affecting September's final operating results.

        Total operating expenses increased by $2.7 million, or 6.4%, to $44.9 million in 2002 from $42.2 million in 2001. Gaming expenses increased by $1.5 million or 6.5%. This increase is directly related to higher gaming revenue which creates higher gaming taxes and an increase in slot machine participation fees. Food and beverage expenses of $5.5 million were lower than the prior year's total of $5.9 million by $.4 million, or 6.8%. This decrease is partially due to lower cost of goods sold as a result of joint purchasing efforts with the Bay St. Louis property. Administrative expenses increased by $1.6 million, or 12.6%. This variance is due to the increase in business volumes creating a $.4 million increase in the land lease expense (which is a percentage of gaming revenues), an increase in health insurance costs, and an increase in property insurance. EBITDA for the nine months ended September 30, 2002 increased by $.9 million, or 8.4%, to $11.6 million in 2002 from $10.7 million in 2001. Operating margins increased to 20.5% in 2002 compared to 20.2% in 2001.

Casino Rouge and Casino Rama

        The acquisition of Casino Rouge in Baton Rouge, Louisiana, and the management contract to operate Casino Rama in Orillia, Canada, was completed on April 27, 2001. Results for the nine months ended September 30, 2002 will compare a nine-month period in 2002 to a five-month period in 2001.

        Management service fees earned under the Casino Rama management contract for the nine months ended September 30, 2002 was $8.5 million in 2002 and $5.5 million for five months in 2001. The opening of the new entertainment center in July of 2001 and the new hotel and convention center in July of 2002 have positively impacted the management service fees. The new facilities have helped to offset the negative impact of the opening of new competition in locations between Toronto and Casino Rama. EBITDA was $7.8 million in 2002 and $5.0 million in 2001.

        Casino Rouge had total revenues for the nine months ended September 30, 2002 of $78.6 million in 2002 and $38.9 million for the five-month period 2001. At September 30, 2002 our market share was 57.6% compared to a market share of 53.6% at September 30, 2001. Our market share increased as a result of changes made to the gaming machine mix and a marketing program that is focused on increasing market share in patron counts and revenues. As a result, enrollment in our player's club has increased as well as the number of visits being tracked. During the summer, we had a strong increase in market share due to our marketing program and construction and renovations at our main competitor's operation.

        Operating expenses at Casino Rouge for the nine months ended September 30, 2002 were $58.0 million and $29.5 million in the five month period 2001. Gaming taxes as a percent of gaming expenses increased as a result of the increase in the Louisiana gaming tax rate and admissions tax rate that allows our boat to remain dockside. Since the hiring of a new general manager in March, our management team has been reviewing the operations and staffing to develop a more efficient operation. These efforts have resulted in an increase in our operating margins to 26.2% on EBITDA of $20.6 million 2002 compared to an operating margin of 24.1% on EBITDA of $9.4 million in 2001.

Bullwhackers

        The acquisition of Bullwhackers was completed on April 25, 2002. For the period April 25 to September 30, 2002, Bullwhackers had revenues of $12.4 million consisting mainly of gaming revenue. Operating expenses totaled $10.8 million; EBITDA was $1.6 million and operating margins were 12.9% for the period.

        Since the purchase we have implemented a new player tracking system to assist with our marketing programs, evaluated employee performance and staffing levels and reviewed operations for cost effectiveness. A number of new initiatives will be implemented in the fourth quarter to improve operating margins. For 2003, we are planning renovations to the interior and exterior of our casinos to improve the quality of the customer experience and increase our market share. Operating results have also been adversely affected by a major road construction project on the main highway leading into Black Hawk. This project started in early September 2002 and is expected to be completed in early December 2002.

Pennsylvania Racing Operations

        Revenues for the nine months ended September 30, 2002 increased by $4.4 million, or 5.8%, to $79.9 million in 2002 from $75.5 million in 2001. The call center accounts for approximately 75% of this increase with the remaining 25% attributable to the facilities. Wagering increased at our facilities due to a 1.0% increase in attendance and increases in the average number of horses per race at Penn National Race Course, which improved the quality of our race program. With a better race program, we also had a significant increase in wagering on our export simulcasts. Last summer we opened the call center in Grantville and focused on telephone account wagering growth through our Players' Choice™ programs and on Internet wagering growth through joint ventures with eBetUSA and Playboy. These programs have resulted in a 56.7% growth in telephone account activity and growth in internet wagering. Other factors that contributed to increased revenues include a change in our marketing approach from a focus on increasing attendance to increasing the frequency of visits from our existing customers, customer service improvements, and a food and beverage menu change at our off-track wagering facilities.

        Operating expenses for the nine months ended September 30, 2002 increased by $5.1 million, or 8.0%, to $69.0 million from $63.9 million in 2001. Direct racing related expenses (purses, simulcasting fees, pari-mutuel taxes, etc.) increased as a result of the increase in wagering. At Pocono Downs and its OTWs an increase in the pari-mutuel tax rate and a contractual purse increase for the horsemen purses increased expenses by approximately $.8 million. Expenses associated with the call center and the internet segment of our business increased by $2.8 million. EBITDA for the nine months ended September 30, 2002 decreased by $.7 million, or 6.0%, to $10.9 million in 2002 from $11.6 million in 2001. Operating margins decreased to 13.6% in 2002 compared to 15.3% in 2001.

Corporate Overhead Expenses

        Total operating expenses for the nine months ended September 30, 2002, increased by $2.8 million, or 33.7%, to $11.1 million in 2002 from $8.3 million in 2001. Salaries and wages, payroll taxes, and employee benefits increased by $2.3 million as a result of additional staff at the corporate office necessary to support recent acquisitions, severance payments and additional payroll expense due to the accelerated vesting of stock options. Legal expenses increased by approximately $.6 million due to an increase in litigation and regulatory compliance.

New Jersey Joint Venture

        We have an investment in Pennwood Racing, Inc., which operates Freehold Raceway in New Jersey and, until May 2001, operated Garden State Park. In May 2001, Garden State Park was sold and the joint venture ceased operating Garden State Park. Our 50% share of Pennwood's net income was $1.8 million in the nine months ended September 30, 2002, compared to $2.0 million in 2001, and was recorded as other income on the income statement. The decrease in the joint venture's net income in 2002 is a result of the lost revenue from wagering that took place at Garden State Park offset by the savings in operating expenses that were realized by closing the facility.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of securities.

        Net cash provided by operating activities was $68.1 million for the nine months ended September 30, 2002 compared to $57.5 million in 2001. The increase was primarily due to the inclusion of nine months of operations for Casino Rouge and the Casino Rama management contract in 2002 compared to approximately five months of operations in 2001.

        Net cash used in investing activities totaled $92.6 million for the nine months ended September 30, 2002. Our investments included $11.3 in maintenance capital expenditure, $72.2 million in capital projects and $7.1 million on the Bullwhackers acquisition. All of our expenditures were in accordance with our budget plans for 2002.

        Net cash provided by financing activities was $31.3 million for the nine months ended September 30, 2002. Aggregate proceeds from the issuance of notes were $175.0 million, portions of which were used to pay financing costs associated with the issuance ($3.3 million). Proceeds from the line of credit total

$13.3 million. Principal payments on long-term debt under our existing credit facility, net of additional borrowings on the revolving line of credit, were $258.9 million. Proceeds from the exercise of stock options totaled $10.5 million. Proceeds from sale of common stock were $96.0 million.

Capital Expenditures

        The following table summarizes our planned capital expenditures, other than maintenance capital expenditures, by property level, for 2002 (in thousands):

Property	Budget 2002	Expenditures Through September 30, 2002	Balance To Expend
Charles Town Entertainment Complex	$52,200	$50,000	$2,200
Casino Magic Bay St. Louis	21,000	21,400	—
Bullwhackers(1)	9,000	7,900	1,100

Total	$82,200	$79,300	$3,300

(1)
Acquired April 25, 2002.

        Beginning in late 2001, we expended, and through the end of 2002 we expect to expend, significant amounts on capital expenditures at the Charles Town Entertainment Complex and Casino Magic Bay St. Louis. At Charles Town we completed construction of a structured parking facility and opened it to the public on July 1, 2002, at a cost of $12.7 million in 2002. On September 23, 2002, we opened "Slot City™", a 20,000 square foot themed gaming venue with 587 slot machines at a cost of $36.6 million in 2002, which includes the purchase of 587 additional gaming machines. In the fourth quarter of 2002, we expect to expend approximately $2.2 million for the start of Phase II of the expansion project which will provide space for 913 additional gaming machines. In 2003, we expect to expend approximately $10.0 million to purchase and install the 913 gaming machines. On February 28, 2002, the West Virginia Lottery Commission approved our request to add up to 1,500 additional gaming machines to the 2,000 machines already in place at Charles Town.

        At Casino Magic, we completed construction of a 300-room hotel with meeting and conference facilities, three new restaurant venues, renovations to the existing buffet restaurant and certain amenities to the gaming floor. The hotel opened on May 27, 2002. Through September 30, 2002, we have spent approximately $39.4 million on these projects.

        In January 2002, we signed an option to purchase approximately 4 acres of land adjacent to our Boomtown Biloxi property for $4.0 million. The purchase is contingent upon receiving certain governmental and third-party consents, authorizations, approvals and licenses which we expect could not occur until 2003. We expect to use the land for additional development for our Boomtown facility. In addition, we expect to make certain property improvements in 2003 at Boomtown at a cost of approximately $.5 million.

        On April 25, 2002, we completed our acquisition of all of the assets of the Bullwhackers Casino operations, in Black Hawk, Colorado, from Colorado Gaming and Entertainment Co., a subsidiary of Hilton Group plc, for $6.5 million in cash plus an additional $.6 million in pre-acquisition costs related to audit, legal, and licensing expenses required to complete the purchase. In the fourth quarter of 2002, we expect to spend an additional $1.1 million in certain improvements to the Bullwhackers Casino.

Senior Secured Credit Facility

        On August 8, 2000, we entered into a $350.0 million senior secured credit facility with a syndicate of lenders led by Lehman Brothers Inc. and CIBC World Markets Corp. that replaced our then-existing credit facilities.

        The credit facility is comprised of a $75.0 million revolving credit facility maturing on August 8, 2005, a $75.0 million Tranche A term loan maturing on August 8, 2005 and a $200 million Tranche B term loan maturing on August 8, 2006. Up to $10.0 million of the revolving credit facility may be used for the issuance of standby letters of credit. In addition, up to $10.0 million of the revolving credit facility also may be used for short-term credit to be provided to us on a same-day basis, which must be repaid within five days. In connection with our equity and debt financing transactions in February 2002, we repaid the entire then-outstanding balances under the Tranche A and Tranche B term loans. These term loans are not available for future reborrowing. As of September 30, 2002, there was a $13.3 million outstanding balance on the revolving credit facility and $57.6 million was available for reborrowing (after giving effect to outstanding letters of credit as of September 30, 2002).

        At our option, the revolving credit facility may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 3.25%, in either case with the applicable rate based on our total leverage. The eurodollar rate is defined as the rate that appears on page 3750 of the Dow Jones Telerate Screen as of 11:00 a.m. London time two days before the applicable funding date (adjusted for statutory reserve requirements for eurocurrency liabilities) at which eurodollar deposits for one, two, three or nine months, as selected by us, are offered in the interbank eurodollar market. In addition, as of December 22, 2000, we entered into a $100.0 million interest rate swap contract obligating us to pay a fixed rate of 5.825% against a variable interest rate based on the 90-day LIBOR rate, which expires on December 22, 2003. On August 3, 2001, we entered into a $36.0 million interest rate swap contract obligating us to pay a fixed rate of 4.8125% against a variable interest rate based on the 90-day LIBOR rate, which expires on September 30, 2004.

        The terms of our senior secured credit facility require us to satisfy certain financial covenants such as leverage and fixed charge coverage ratios, minimum EBITDA and net worth requirements and limitations on capital expenditures. We have experienced significant growth and expansion since the signing of the senior secured credit facility in August 2000. The limitations placed on our capital expenditures in 2000 are no longer adequate to meet our short and long range plans for the remainder of 2002 and beyond. Therefore we have requested an amendment that increases the limits placed on capital expenditures. Our lenders have approved this amendment. As of November 13, 2002, we are in compliance with all required financial covenants.

11 1/8% Senior Subordinated Notes due 2008

        On March 12, 2001, we completed a private offering of $200.0 million of our 11 1/8% senior subordinated notes due 2008. The net proceeds of the 11 1/8% notes were used, in part, to finance our acquisition of Casino Rouge and the management contract at Casino Rama, including the repayment of certain existing indebtedness of CRC Holdings. Interest on the 11 1/8% notes is payable on March 1 and September 1 of each year. The 11 1/8% notes mature on March 1, 2008.

        We may redeem all or part of the 11 1/8% notes on or after March 1, 2005 at certain specified redemption prices. Prior to March 1, 2004, we may redeem up to 35% of the 11 1/8% notes from proceeds of certain sales of our equity securities. The 11 1/8% notes also are subject to redemption requirements imposed by state and local gaming laws and regulations.

        The 11 1/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of our current and future wholly owned domestic subsidiaries. The 11 1/8% notes rank equally with our future senior subordinated debt and junior to our senior debt, including debt under our senior credit facility. In addition, the 11 1/8% notes will be effectively junior to any indebtedness of our non-U.S. or unrestricted subsidiaries, none of which have guaranteed the 11 1/8% notes.

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

        The 8 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of our current and future wholly owned domestic subsidiaries. The 8 7/8% notes rank equally with our future senior subordinated debt, including the 11 1/8% senior subordinated notes, and junior to our senior debt, including debt under our senior credit facility. In addition, the 8 7/8% notes will be effectively junior to any indebtedness of our non-U.S. or unrestricted subsidiaries, none of which have guaranteed the 8 7/8% notes.

Commitments and Contingencies

  —Contractual Cash Obligations

        As discussed above, in February 2002 we completed public offerings of common stock and 8 7/8% senior subordinated notes and used the proceeds of those offerings to repay the outstanding term loan indebtedness under the senior secured credit facility. As of September 30, 2002, there was indebtedness outstanding under the credit facility and there was approximately $57.6 million available for borrowing under the revolving credit portion of the credit facility (after giving effect to outstanding letters of credit). The following table is as of September 30, 2002 and reflects these recent offerings and the repayment of the senior secured credit facility.

		Payments Due By Period
(in thousands)	Total	October 1, 2002 to December 31, 2002	2003—2004	2005—2006	2007 and After
Revolving credit line	$13,250	$—	$—	$13,250	$—
11 1/8% senior subordinated notes due 2008(1)
Principal	200,000	—	—	—	200,000
Interest	137,208	—	44,500	44,500	48,208
8 7/8% senior subordinated notes due 2010(2)
Principal	175,000	—	—	—	175,000
Interest	116,482	—	31,063	31,063	54,356
Operating leases	45,613	1,559	10,458	6,618	26,978

Total	$687,553	$1,559	$86,021	$95,431	$504,542

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

  —Other Commercial Commitments

        The following table presents our material commercial commitments as of September 30, 2002 for the following future periods:

		Amount of Commitment Expiration Per Period
(in thousands)	Total Amounts Committed	2002	2003—2004	2005—2006	2007 and After
Revolving Credit Facility(1)	$61,750	$—	$—	$61,750	$—
Letters of Credit(1)	4,231	4,231	—	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	9,775	334	9,441	—	—

Total	$75,756	$4,565	$9,441	$61,750	$—

(1)
The available balance under the revolving portion of the $75.0 senior secured credit facility is diminished by outstanding letters of credit.
(2)
In connection with our 50% ownership interest in Pennwood Racing, our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood's lender to guarantee up to 50% of Pennwood's $23.0 million term loan. Our obligation as of September 30, 2002 under this guarantee is approximately $9.8 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On December 20, 2000, and August 3, 2001, in order to satisfy the requirements of our existing credit facility, we entered into two interest rate swap agreements with financial institutions in the aggregate notional amount of $136 million. The interest rate swap agreements hedged our exposure on our outstanding floating rate obligations. We replaced the floating rate debt with fixed rate debt in March 2002. The purpose of the interest rate swaps was to convert a portion of our floating rate interest obligations to obligations having a fixed rate of 5.835% and 4.8125% plus an applicable margin up to 4.00% per annum through September 30, 2004. The fixing of interest rates reduced in part our exposure to the uncertainty of floating interest rates. The differentials paid or received by us on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. We are exposed to credit loss in the event of nonperformance by our counter parties to the interest rate swap agreements. We do not anticipate nonperformance by such financial institutions, and no material loss would be expected from the nonperformance by such financial institutions. Our interest rate swap agreements expire in December 2003 and June 2004.

        Although we replaced the variable term indebtedness under the existing senior secured credit facility with fixed rate debt, we did not cancel the related interest rate swap agreements. We continue to maintain these agreements. The changes in the fair values of the interest rate swaps as well as the amortization of the amounts recorded in other comprehensive income are recognized as components of interest expense subsequent to the payoff of the floating rate debt. In addition, we estimate that $1.8 million of net derivative losses included in other comprehensive income will be reclassified into interest expense within the next twelve months.

        As of September 30, 2002, the Company had $136 million notional amounts outstanding in interest rate swap agreements that mature in 2003 and 2004. The amount of the change in liability was caused by the decrease in the forward looking interest rate yield curve at September 30, 2002. To the extent the fair values of these swaps continues to change prior to maturity, the amount to be recognized in the income statement as an unrealized gain or loss will also change at the end of each quarter. In general, litigation can be expensive and time consuming to defend and could result in settlements or damages that could significantly impact results of operations or financial condition.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of November 13, 2002, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

        There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In July 2001, a lawsuit was filed against the Company in the Circuit Court of Jefferson County, West Virginia by certain surveillance employees at the Charles Town facility claiming that the Company's surveillance of those employees during working hours was improper. The lawsuit claims damages of $7.0 million and punitive damages of $15.0 million. In August 2002, a summary judgment was granted in the Company's favor on all counts. The plaintiffs have until December 2002 to appeal.

        In January 2002, an employee at the Company's Charles Town facility initiated a suit against the Company in the Circuit Court of Jefferson County, West Virginia alleging invasion of privacy. The employee claims in the suit that she was subjected to an involuntary strip search by other Charles Town employees as part of a theft investigation. The lawsuit claims compensatory damages of $.5 million and punitive damages of $3.5 million. The Company believes it has meritorious defenses and intends to vigorously defend itself against this suit. The case is in the discovery phase at this time.

        In May 2002, a father, mother, and son injured in an automobile accident commenced an action against the Company in the Circuit Court of Jefferson County, West Virginia alleging that the driver of the automobile that hit the plaintiffs was intoxicated at the time as a result of alcoholic beverages that were allegedly served to the driver at the Company's Charles Town facility. The lawsuit claims medical expenses of $1.0 million and compensatory and punitive damages of $20.0 million dollars. The Company believes it has defenses and intends to vigorously defend itself against this suit. The case is in the discovery phase at this time.

        In August 2002, Capital Lake Properties, Inc., the lessor under the ground lease on which the Company operates its Baton Rouge gaming interests, filed a lawsuit against the Company in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking a declaratory judgment that the plaintiff is entitle to terminate the lease and/or void its renewal and purchase options due to certain alleged past defaults by the Company. Plaintiff asserts no new defaults by the Company in this pleading. The Company has filed exceptions seeking dismissal on alternative grounds. The court has set these exceptions for hearing on December 16, 2002. In the interim the parties continue to pursue an amicable settlement of the matter.

        In September 2002, in response to the Company's plans to relocate Boomtown Casino, the owner of a majority of the property where the Boomtown Casino is located commenced a declaratory judgment action against the Company in the United States District Court for the Southern District of Mississippi, seeking a declaration that (i) the Company must use the leased premises for a gaming use, or, in the alternative, (ii) after the move the Company will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease. On November 4, 2002, the Company filed a motion to dismiss the compliant. The plaintiff has not yet responded to the motion.

        As of September 30, 2002, the Company is a party to certain other litigation but does not believe there will be a material adverse effect on its financial condition or results of operations if any of these legal proceedings were adversely adjudicated or settled. Furthermore, the nature of the Company's business subjects it to the risk of lawsuits filed by customers and others. In general, litigation can be expensive and time consuming to defend and could result in settlements or damages that could significantly impact results of the Company's operations or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

        10.64    Amendment No. 3 dated as of February 22, 2002 to Credit Agreement among Penn National Gaming, Inc., as Borrower, the Lenders under the Credit Agreement, Lehman Commercial Paper Inc., as syndication agent for the Lenders, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders.

        10.65    Amendment No. 4 dated as of April 25, 2002 to Credit Agreement among Penn National Gaming, Inc., as Borrower, the Lenders under the Credit Agreement, Lehman Commercial Paper Inc., as syndication agent for the Lenders, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders.

        10.66    Amendment No. 5 dated as of November 13, 2002 to Credit Agreement among Penn National Gaming, Inc., as Borrower, the Lenders under the Credit Agreement, Lehman Commercial Paper Inc., as syndication agent for the Lenders, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders.

        99.1     Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

        99.2     Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

        The Company filed Current Reports on Form 8-K during the three months ended September 30, 2002 as follows:

        On August 9, 2002, the Company filed a Current Report on Form 8-K that reflected the Company entered into an Agreement and Plan of Merger with Hollywood Casino Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.
November 14, 2002	By:	/s/ WILLIAM J. CLIFFORD William J. Clifford Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
THE SECURITIES AND EXCHANGE ACT OF 1934

I, Peter M. Carlino, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Penn National Gaming, Inc. (the "registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Peter M. Carlino Peter M. Carlino Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
THE SECURITIES AND EXCHANGE ACT OF 1934

I, William J. Clifford, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Penn National Gaming, Inc. (the "registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ WILLIAM J. CLIFFORD William J. Clifford Senior Vice President-Finance and Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4 CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K