Form 10-K
period 2002-12-31
PENN NATIONAL GAMING INC
filed 2003-03-27
CIK 921738

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-24206

Penn National Gaming, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2234473
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Wyomissing Professional Center 825 Berkshire Blvd., Suite 200 Wyomissing, Pennsylvania (Address of principal executive offices)	19610 (Zip Code)
Registrant's telephone number, including area code: (610) 373-2400
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $584,765,412. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on June 28, 2002. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the registrant's Common Stock.

        The number of shares of the registrant's Common Stock outstanding as of March 21, 2003 was 39,251,534.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its 2003 annual meeting of shareholders are incorporated by reference into Part III.

        This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terms such as "believes," "estimates," "expects," "intends," "may," "will," "should" or "anticipates" or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

  •
  our expectations of future results of operations or financial condition;

  •
  our expectations for our properties and the facility that we manage in Canada;

  •
  the timing, cost and expected impact on our market share and results of operations of our planned capital expenditures;

  •
  our expectations with respect to the integration and future results of operations of Hollywood Casino Corporation;

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

  •
  our dependence on key personnel; our inability to recognize the benefits of the integration of Hollywood Casino Corporation;

  •
  the outcome and financial impact of any "Event of Default" under the indentures governing the 13% senior secured notes due 2006 and 13% first mortgage notes due 2006 issued by the Hollywood Casino Shreveport general partnership and Shreveport Capital Corporation;

  •
  the maintenance of agreements with our horsemen and pari-mutuel clerks; and

  •
  the impact of terrorism and other international hostilities.

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

PART I

ITEM 1. BUSINESS

Overview

        We are a leading diversified, multi-jurisdictional owner and operator of gaming properties, as well as horse racetracks and associated off-track wagering facilities, or OTWs, which we refer to in this document as our pari-mutuel operations. We own or operate six gaming properties located in Canada, Colorado, Louisiana, Mississippi and West Virginia that are focused primarily on serving customers within driving distance of the properties. We also own two racetracks and eleven OTWs in Pennsylvania, and operate, through a joint venture, a racetrack in New Jersey. As a result of our acquisition of Hollywood Casino Corporation, completed on March 3, 2003, we now also own a gaming property located in Illinois and additional gaming properties in Louisiana and Mississippi. We believe that our portfolio of assets provides us with a diversified cash flow from operations. We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and, to the extent capital is available, the continued pursuit of strategic acquisitions of gaming properties in attractive regional markets.

        On March 3, 2003, we completed the acquisition of Hollywood Casino Corporation for a purchase price of approximately $774.3 million, including related acquisition costs and the repayment of existing debt of Hollywood Casino Corporation, bringing three new regional markets to our expanded gaming portfolio: Aurora, IL, Tunica, MS and Shreveport, LA. We believe this combination with Hollywood Casino Corporation makes us the seventh largest gaming company in the U.S. based on reported total revenues.

        The following table summarizes certain features of our properties and our managed facility as of March 12, 2003:

	Location	Type of Facility	Gaming Square Footage	Gaming Machines	Table Games
Current Property:
Charles Town Entertainment Complex	Charles Town, WV	Land-based gaming/Thoroughbred racing	83,600	2,700	—
Casino Magic—Bay St. Louis	Bay St. Louis, MS	Dockside gaming	39,500	1,141	37
Boomtown Biloxi	Biloxi, MS	Dockside gaming	33,600	1,147	22
Casino Rouge	Baton Rouge, LA	Dockside gaming	28,000	1,041	38
Bullwhackers	Black Hawk, CO	Land-based gaming	20,700	905	—
Penn National Race Course(1)	Harrisburg, PA	Thoroughbred racing	—	—	—
Pocono Downs(1)	Wilkes-Barre, PA	Harness racing	—	—	—
Freehold Raceway(2)	Monmouth, NJ	Harness racing	—	—	—
Operated:
Casino Rama	Orillia, Ontario	Land-based gaming	75,000	2,202	122

Totals			280,400	9,136	219

Recently Acquired Property:
Hollywood Aurora	Aurora, IL	Dockside gaming	53,000	1,105	36
Hollywood Tunica	Tunica, MS	Land-based gaming	54,000	1,574	36
Hollywood Shreveport	Shreveport, LA	Dockside gaming	59,000	1,434	66

Totals			166,000	4,113	138

(1)
In addition to our racetracks, Penn National Race Course and Pocono Downs operate six and five off-track wagering facilities, respectively, located throughout Pennsylvania.

(2)
Pursuant to a joint venture with Greenwood New Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

Owned Properties

Charles Town Entertainment Complex

        The Charles Town Entertainment Complex in Charles Town, WV was our property that generated the most revenue for 2002. We acquired the facility in 1997 and immediately began a redevelopment effort. Today, the Charles Town Entertainment Complex features approximately 2,700 gaming machines (up from 400 in 1997), Charles Town Races™, simulcast wagering and dining. The facility is located within a one-hour driving distance of Baltimore, MD and Washington, D.C. and is the only gaming property west of these two cities. The complex is located on a portion of a 250-acre parcel and includes a 3/4-mile all-weather, lighted thoroughbred racetrack with a 3,000-person grandstand. Significant undeveloped land surrounds the property and we have a right of first refusal for an additional 250 acres that are adjacent to the complex.

        We have undertaken a number of initiatives to drive growth at Charles Town. In November 2000, we expanded the gaming area to over 53,000 square feet and unveiled a 150-seat restaurant and bar. Most recently, we opened a 1,500-space structured parking facility and completed the addition of 30,000 square feet of gaming space.

        In February 2002, the West Virginia Lottery Commission approved our request to add up to 1,500 additional gaming machines at Charles Town for a total of 3,500. We added approximately 700 gaming machines as part of our recent expansion, bringing the facility to present capacity, and plan to add the remaining machines in 2003.

Casino Rouge

        We acquired Casino Rouge in April 2001 in connection with our acquisition of CRC Holdings, Inc., or CRC. Casino Rouge is currently one of two dockside riverboat gaming facilities operating in Baton Rouge, LA. The property features a four-story, 47,000-square foot riverboat casino, reminiscent of a nineteenth century Mississippi River paddlewheel steamboat, and a two-story, 58,000-square foot dockside embarkation building. The riverboat features approximately 28,000 square feet of gaming space, 1,041 gaming machines and 38 table games and has a capacity of 1,800 customers. The dockside embarkation facility offers a variety of amenities, including a steakhouse, a 268-seat buffet, food and bar service, lounge areas, meeting and planning space and a gift shop.

        We believe that the Baton Rouge region is a well protected market, with only two licensed casinos and no additional licenses available in Louisiana. Based upon information published by the State of Louisiana Gaming Control Board, in 2002, total gaming revenues within the Baton Rouge market were $179.7 million, with Casino Rouge having approximately a 56.9% market share.

Casino Magic—Bay St. Louis

        We acquired Casino Magic—Bay St. Louis in August 2000. Casino Magic—Bay St. Louis currently offers 39,500 square feet of gaming space, with 1,141 slot machines and 37 table games. Casino Magic—Bay St. Louis is located on the Mississippi Gulf Coast, within driving distance of New Orleans, LA, Mobile, AL and other cities in the Southeast. Casino Magic—Bay St. Louis was the first dockside casino in Mississippi to operate on a barge rather than a traditional riverboat. The casino is located on a 17-acre marina with the adjoining land-based facilities situated on 591 acres. The property includes a 201-room hotel, the 291-room Bay Tower Hotel with banquet and meeting space, a 10,000 square foot conference facility, an 1,800-seat entertainment facility, an 18-hole Arnold Palmer-designed championship golf course, five restaurant venues and a live entertainment lounge. There remains ample room for expansion as the market grows.

        We have initiated a number of focused enhancements at Casino Magic—Bay St. Louis, as we seek to maintain our status as a leading destination resort with the broadest offering of amenities on the

Gulf Coast. In the second quarter of 2002, we completed a $37 million expansion, which included the opening of the Bay Tower Hotel, convention facility, three new restaurant venues and renovations to the existing buffet facility and gaming floor. We expect that the conference facility space will enhance mid-week business. The new hotel has enhanced weekend business at Casino Magic—Bay St. Louis and geographically extends the casino's target market.

Boomtown Biloxi

        We acquired Boomtown Biloxi, also located in the Mississippi Gulf Coast, in August 2000. The property offers 33,600 square feet of gaming space, with 1,147 slot machines and 22 table games. In addition, the property includes a full service buffet restaurant, a 120-seat deli-style restaurant, a full-service bakery, a western dance hall/cabaret and a 20,000-square foot family entertainment center.

        Boomtown Biloxi offers gaming and entertainment amenities to primarily local, middle income customers. The casino has an "old west" theme with western memorabilia, country/western music and employees dressed in western attire. Our strategy is to continue to focus on this market by providing moderately priced, quality amenities and by utilizing a broad array of marketing programs. During 2002, slot machine play increased as a result of a marketing strategy focused on direct mail marketing to known customers and new mass marketing campaigns highlighting "loose" slots and quality restaurants.

Bullwhackers

        In April 2002, we completed our acquisition of the assets of the Bullwhackers properties in Black Hawk, CO from Colorado Gaming and Entertainment Co., a subsidiary of Hilton Group plc. These assets include, but are not limited to, the Bullwhackers Casino, the adjoining Bullpen Sports Casino and the Silver Hawk Saloon and Casino. The Bullwhackers Casino includes 20,700 square feet of gaming space consisting of 905 slot machines. These casinos are located on leased land and 3.25 acres of land purchased by us in the acquisition, most of which is utilized for a 475-car parking area.

        Since the purchase we have implemented a new player tracking system to assist with our marketing programs, evaluated employee performance and staffing levels and reviewed operations for cost effectiveness. Our new management team has implemented a number of new initiatives to improve operating margins for 2003. In December, we started renovations to the interior and exterior of our casinos at a cost of $4.0 million to improve the quality of the customer experience and increase our market share. Operating results have also been adversely affected by a major road construction project on the main highway leading into Black Hawk. This project was started in early September 2002 and should be completed by the end of the second quarter of 2003.

Operated Property

Casino Rama

        In April 2001, we purchased the management service contract for Casino Rama in Orillia, Ontario, Canada, entitled the Development and Operating Agreement, in connection with our acquisition of CRC. Through CHC Casinos Canada Limited, or CHC Casinos, our indirectly wholly-owned subsidiary, we operate Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. Casino Rama was established in July 1996 and is located on the lands of the Mnjikaning First Nation, approximately 90 miles north of Toronto. The property has approximately 75,000 square feet of gaming space, 2,202 gaming machines and 122 table games. A 5,000-seat entertainment facility was opened in July 2001 and a 300-room hotel was opened on June 30, 2002. The majority of the capital for this expansion was financed by an affiliate of the Mnjikaning First Nation, and is projected to be repaid out of the revenue of Casino Rama pursuant to the terms of the Development and Operating Agreement. We were not required to commit any capital to these projects.

        The Development and Operating Agreement under which CHC Casinos operates the facility sets out the duties, rights and obligations of CHC Casinos. As the operator, CHC Casinos is entitled to a base fee equal to 2.0% of gross revenues of the casino and an incentive fee equal to 5.0% of the casino's net operating margin. The agreement terminates on July 31, 2011, and the Ontario Lottery and Gaming Corporation has the option to extend the term of the agreement and CHC Casino's appointment as operator for two successive periods of five years each commencing on August 1, 2011.

Racing Properties

Racing Property Overview

        In addition to our gaming assets, we own and operate Penn National Race Course, Pocono Downs and eleven off-track wagering facilities, or OTWs, in Pennsylvania and Freehold Raceway in New Jersey.

        Penn National Race Course is located on approximately 225 acres fifteen miles northeast of Harrisburg, 100 miles west of Philadelphia and 200 miles east of Pittsburgh. It is one of only two thoroughbred racetracks in Pennsylvania. The property includes a one-mile all-weather, lighted thoroughbred racetrack, a 7/8-mile turf track, a grandstand and a clubhouse. The property also includes approximately 400 acres that are available for future expansion or development.

        Pocono Downs, located on approximately 400 acres in Plains Township, outside Wilkes-Barre, PA, is one of only two harness racetracks in Pennsylvania. The property includes a 5/8-mile all-weather, lighted harness racetrack, a grandstand and a clubhouse.

        Our OTWs and racetracks provide areas for viewing import simulcasts and televised sporting events, placing pari-mutuel wagers and dining. We operate eleven of the twenty-one OTWs in operation in Pennsylvania; two remaining OTWs are authorized for operation. Only licensed racing associations can operate OTWs or accept customer wagers on simulcast races. We have been transmitting simulcasts of our races to other OTWs and receiving simulcasts of races from other OTWs for wagering by customers at our OTW locations year-round for more than seven years. Import simulcasts typically include races from premier racetracks such as Belmont Park, Churchill Downs, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga.

        In October 1998, we formed a 50%-50% joint venture with Greenwood New Jersey, Inc., a subsidiary of Greenwood Racing, Inc. In January 1999, Greenwood New Jersey acquired certain assets of Garden State Park and Freehold Raceway on behalf of the joint venture. In July 1999, after receiving New Jersey Racing Commission approval, we completed our investment in the joint venture through our interest in Pennwood Racing, Inc. Until May 2001, we operated and held a leasehold interest in Garden State Park through our interest in Pennwood Racing, Inc. In May 2001, Garden State Park was sold and the joint venture ceased operating it. Freehold Raceway is located on a 51-acre site in western Monmouth, NJ and is the nation's oldest harness track. The property is located less than 50 miles from New York City. Daytime racing has been conducted at Freehold Raceway since 1853 and pari-mutuel wagering commenced in 1941. The grandstand can accommodate up to 10,000 spectators in its 150,000 square foot, five level, steel frame, enclosed, fully heated and air conditioned facility. The grandstand also offers a sit-down restaurant and seven concession stands.

  Agreements with Horsemen and Pari-Mutuel Clerks

        We have agreements with the horsemen at each of our racetracks. Simulcasting agreements are subject to horsemen's approval. The continuation of these agreements is required to conduct live racing and export/import simulcasting. On March 23, 1999, we signed our current horsemen agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course with an initial term that expires on January 1, 2004. Our horsemen agreement with the Pennsylvania Harness Horsemen ended on January 15, 2003. We have signed a new agreement that ends on January 15, 2004. We also have an agreement with the Charles Town Horsemen that has recently been extended to September 2003. Pennwood Racing also has horsemen agreements in effect with the horsemen at Freehold Raceway. We believe that our relations with the horsemen are good and expect to extend agreements which are expiring in the near-term.

        In addition to horsemen agreements, in order to operate gaming machines in West Virginia, we are required to enter into a written agreement with the pari-mutuel clerks regarding the proceeds of our gaming machines at Charles Town. This agreement expires in December 2004.

  Telephone Account Wagering/Internet Wagering

        In 1983, we pioneered Telebet®, the complete account wagering operation for Penn National Race Course. The platform offers account wagering on more than 70 U.S. racetracks, and currently has more than 40,000 telephone account betting customers from across the U.S. In 1995, Pocono Downs instituted Dial-A-Bet®, a similar account betting system.

        We have also developed strategic relationships to further our wagering activities. In August 1999, we entered into an agreement with eBet Limited, an Internet wagering operation in Australia, to license their eBetUSA.com technology in the U.S. Through eBetUSA.com, Inc., our wholly-owned subsidiary, we use the eBetUSA.com technology to permit on-line pari-mutuel horseracing wagering over the internet in selected jurisdictions with the approval of the Pennsylvania State Horse Racing Commission and the Pennsylvania Harness Racing Commission and as permitted by applicable federal and state laws, rules and regulations. We currently accept wagers from residents of 16 U.S. jurisdictions.

        In April 2001, we entered into an agreement with Playboy.com, Inc., a wholly-owned subsidiary of Playboy Enterprises, Inc., to develop and operate the PlayboyRacingUSA.com, an online pari-mutuel horseracing wagering site. We are responsible for the day-to-day operations of the site and Playboy is responsible for marketing related services, user interface and design. The site is licensed and operated in Pennsylvania.

Properties Acquired With the Acquisition of Hollywood Casino Corporation

        On March 3, 2003, we acquired Hollywood Casino Corporation. As a result of this acquisition, we acquired three properties in new markets: Aurora, IL, Tunica, MS and Shreveport, LA. We have only recently begun to integrate Hollywood Casino® and its properties into our operations. The disclosure regarding Hollywood Casino herein is based primarily on Hollywood Casino's public filings and the information provided to us in connection with the acquisition.

Hollywood Aurora

        Hollywood Aurora is located in Aurora, IL, the third largest city in Illinois, approximately 35 miles west of Chicago. The facility is accessible from major highways, can be reached by train from downtown Chicago and is approximately 30 miles from both the O'Hare International and Midway airports.

        Hollywood Aurora has a new 53,000 square foot single-level dockside casino facility with 36 gaming tables and 1,105 gaming machines. The facility features a glass-domed, four-story atrium with two lounges, the award-winning Fairbanks® gourmet steakhouse, the Hollywood Epic Buffet®, a 1950's-style diner, a high-end customer lounge and a private dining room for premium players. Hollywood Aurora also has two parking garages with approximately 1,564 parking spaces. In addition, Hollywood Aurora has retail items at the Hollywood Casino Studio Store™, a highly themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise from major Hollywood studios.

Hollywood Tunica

        Hollywood Tunica, is located in Tunica County, MS. Tunica County is the closest gaming jurisdiction to the Memphis, TN metropolitan area. The Tunica market has become a regional destination resort, attracting customers from surrounding markets such as Nashville, TN, Atlanta, GA, St. Louis, MO, Little Rock, AK and Tulsa, OK.

        Hollywood Tunica features a 54,000 square foot, single-level casino with approximately 1,574 slot machines and 36 table games. Hollywood Tunica's 506-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons. A plan to convert 22 hotel rooms into 11 new suites and renovate the rest of its hotel rooms is underway and projected to cost approximately $8 million.

        The casino includes the highly-themed Adventure Slots® gaming area, featuring multimedia displays of memorabilia from famous adventure motion pictures and over 200 slot machines. Additional entertainment amenities include the award-winning Fairbanks steakhouse, the Hollywood Epic Buffet, a 1950's-style diner named the Hollywood Diner™, an entertainment lounge, a premium players' club, a themed bar facility, an indoor pool and showroom, banquet and meeting facilities. There is also an 18-hole championship golf course adjacent to the facility owned and operated through a joint venture with Harrah's and Boyd Gaming. Hollywood Tunica also offers parking for 1,635 cars.

Hollywood Shreveport

        Hollywood Shreveport is located in Shreveport, LA, 190 miles east of Dallas, TX. The principal target markets for Hollywood Shreveport are Dallas and Ft. Worth as well as other communities in East Texas.

        The Hollywood Shreveport resort consists of a 403-room, all suite, art deco-style hotel and a three-level riverboat dockside casino. The casino contains approximately 59,000 square feet of space with approximately 1,434 slot machines and 66 table games.

        The centerpiece of the resort is a 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities. An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. Other amenities include the Fairbanks gourmet steakhouse, the Hollywood Epic Buffet, the Hollywood Diner, the Hollywood Director's Club™ and the Hollywood Celebrity Lounge™. Hollywood Shreveport also features Hollywood's unique Hollywood theme throughout its gaming, dining and entertainment facilities that has been successfully applied at Hollywood Aurora and Hollywood Tunica.

        Hollywood Shreveport is owned by the Hollywood Casino Shreveport general partnership which, through HCS I, Inc. and HCS II, Inc., is in turn owned by HWCC—Louisiana, Inc., a Louisiana corporation which is wholly-owned by Hollywood Casino Corporation. The Hollywood Casino Shreveport general partnership operates the Shreveport Casino under a management agreement with HWCC-Shreveport, Inc., a wholly-owned subsidiary of Hollywood Casino Corporation.

        Hollywood Casino Shreveport and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% senior secured notes due 2006 and $39 million aggregate principal amount of 13% first mortgage notes due 2006, which we refer to in this document as the Hollywood Shreveport notes. Shreveport Capital Corporation is a wholly owned subsidiary of Hollywood Casino Shreveport formed solely for the purpose of being a co-issuer of the Hollywood Shreveport notes.

        The Hollywood Shreveport notes are non-recourse to us and our subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc., which we refer to as the Shreveport entities) and are secured by substantially all of the assets of the Hollywood Shreveport casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

        The indentures governing the Hollywood Shreveport notes require the issuers to make an offer to purchase the Hollywood Shreveport notes at 101% of the principal amount thereof within ten days of the occurrence of a "Change of Control" as defined in the indentures. A "Change of Control" was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of our wholly-owned subsidiary with and into Hollywood Casino Corporation. Hollywood Casino Shreveport determined that it does not have the liquidity to repurchase the Hollywood Shreveport notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Hollywood Shreveport notes as required under the indentures.

        On March 14, 2003, Hollywood Casino Shreveport and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Shreveport notes that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Shreveport notes or an "Event of Default" will have occurred under the indentures. There can be no assurance that an "Event of Default" will not occur and that the holders of the Hollywood Shreveport notes will not pursue all rights and remedies that they may have under the indentures as a result. Further, any action on the part of the noteholders may require the Shreveport entities to seek the protection of the bankruptcy laws or other similar remedies.

Trademarks

        We own a number of trademarks registered with the U.S. Patent and Trademark Office, or U.S. PTO, including but not limited to, "Telebet," "Dial-A-Bet" and "Players' Choice." We also have a number of trademark applications pending with the U.S. PTO.

        BSL, Inc., our wholly-owned subsidiary, entered into a License Agreement with Casino Magic Corp. dated August 8, 2000 pursuant to which it uses "Casino Magic" and other trademarks.

        BTN, Inc., our wholly-owned subsidiary, entered into a License Agreement with Boomtown, Inc. dated August 8, 2000 pursuant to which it uses "Boomtown" and other trademarks.

        As a result of our acquisition of Hollywood Casino Corporation, we use the service mark "Hollywood Casino" which is registered with the U.S. PTO. We have been informed that our rights to the "Hollywood Casino" service mark are well established and have significant competitive value to the Hollywood Casino properties. We have also acquired other trademarks used by the Hollywood casinos and their related services. These marks are either registered or are the subject of pending applications with the U.S. PTO.

Competition

  —Gaming Operations

        The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than ours. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions.

        Legalized gambling is currently permitted in various forms throughout the U.S. and in several Canadian provinces. Other jurisdictions may legalize gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

        Charles Town, West Virginia.    Our gaming machine operations at the Charles Town Entertainment Complex face competition from other gaming machine venues in West Virginia and in neighboring states, including, but not limited to, Dover Downs, Delaware Park and Harrington Raceway in Delaware and the casinos in Atlantic City, New Jersey, and, to a lesser extent, other West Virginia properties that compete for West Virginia and Pennsylvania customers. These venues offer significantly higher stakes for their gaming machines than are permitted in West Virginia. Atlantic City, New Jersey does not have a per-pull limit on its gaming machines, while Delaware has a $25 per-pull limit. The per-pull limit in West Virginia is currently $5 per gaming machine. In addition to existing competition, both Maryland and Pennsylvania have in the past considered legislation to expand gaming in their respective states. Furthermore, both Maryland and Pennsylvania face budget shortfalls and elected governors in the November 2002 election who have stated that they favor gaming. We believe that any impact from passed legislation would not be realized until 2004 or 2005. The failure to attract or retain gaming machine customers at the Charles Town Entertainment Complex, whether arising from such competition or from other factors, could have a material adverse effect on our business, financial condition and results of operations.

        Baton Rouge, Louisiana.    Casino Rouge faces competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and from non-casino gaming opportunities within Louisiana. The Louisiana Riverboat Economic Development and Gaming Control Act limits the number of gaming casinos in Louisiana to 15 riverboat casinos statewide and one land-based casino in New Orleans. All 15 riverboat licenses are currently issued.

        The principal competitor to Casino Rouge is the Argosy Casino, which is the only other licensed riverboat casino in Baton Rouge. We also face competition from three major riverboat casinos and one land-based casino in the New Orleans area, which is approximately 75 miles from Baton Rouge, and from three Native American casinos in Louisiana. The two closest Native American casinos are land-based facilities located approximately 45 miles southwest and approximately 65 miles northwest of Baton Rouge. In addition, a racetrack located approximately 55 miles from Baton Rouge has received authorization to operate gaming machines and plans to install approximately 1,500 gaming machines in the spring of 2004. We will face competition from this racetrack once it operates gaming machines. We also face competition from several truck stop gaming facilities located in certain surrounding parishes, each of which are authorized to operate up to 50 video poker machines.

        Mississippi Gulf Coast.    Dockside gaming has grown rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in March 1992 to 12 operating dockside casinos at December 31, 2002. Nine of these facilities are located in Biloxi, two are located in Gulfport and one is located in Bay St. Louis. Our Mississippi casino operations have numerous competitors, many of which have greater name recognition and financial and marketing resources than we have. Competition in the Mississippi gaming market is significantly more intense than the competition our gaming operations face in West Virginia or our pari-mutuel operations face in Pennsylvania and New Jersey. We cannot be sure that we will succeed in the competitive Mississippi Gulf Coast gaming market. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

        Black Hawk, Colorado.    The Black Hawk gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, types and pricing of non-gaming amenities, name recognition and overall atmosphere. There are currently 21 gaming facilities in the Black Hawk market and five gaming facilities in nearby Central City. Central City and Black Hawk gaming facilities compete for visitors, but historically, Black Hawk has enjoyed an advantage over Central City because customers have to drive through Black Hawk to reach Central City. Central City has received approval for the development of a road directly connecting Central City and Black Hawk with Interstate 70, which would allow customers to reach Central City without driving by or through

Black Hawk. There remain significant financial obstacles to the development of this road and it is uncertain whether it will be developed over the near to intermediate term, or developed at all.

        Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, gaming could be approved in other Colorado communities in the future. The legalization of gaming closer to Denver could have a material adverse effect on our Bullwhackers operation. Bullwhackers also competes with other forms of gaming in Colorado, including lottery gaming, and horse and dog racing. It is also possible that new forms of gaming could compete with our casino. Currently, Colorado law does not authorize video lottery terminals. However, Colorado law permits the legislature, with executive approval, to authorize new types of lottery gaming, such as video lottery terminals, which could compete with slot machine gaming. In addition, two initiatives that would expand gaming in Colorado have been proposed for the November, 2003 election. Each of these proposals would permit no fewer than 500 video lottery terminals, subject to the jurisdiction of the Colorado Lottery Commission, at each of the state's five currently licensed horse and greyhound race tracks. The initiatives set no limit on the number of video lottery terminals that could be operated at these sites. All of the tracks in question are located in or near major urban centers in Colorado, and two of the tracks are located in the Denver metro area. If either initiative is placed on the ballot and is approved by the voters of the state, the resulting competition could have a material adverse effect on our business in the Black Hawk market.

        Orilla, Ontario.    Our operation of Casino Rama through CHC Casinos faces competition in Ontario from a number of casinos and racetracks with gaming machine facilities. Currently, there are two other commercial casinos, five charity casinos and at least 15 racetracks with gaming machines in the province of Ontario. All of the casinos and gaming machine facilities are operated on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. The Ontario Lottery and Gaming Corporation also operates several province-wide lotteries.

        There are two charity casinos and three racetracks with gaming machine facilities that directly affect Casino Rama. The two charity casinos together have 105 gaming tables and 952 gaming machines. The number of gaming machines at the racetracks range from 100 to over 1,700 each. In addition, the Ontario government has recently awarded 200 gaming machines to another racetrack, which will compete with Casino Rama.

        There is an interim commercial casino located in Niagara Falls, Ontario, 80 miles southwest of Toronto with approximately 135 gaming tables and 2,000 gaming machines. There is under development a permanent casino in Niagara Falls with a similar number of gaming tables and gaming machines as the interim casino that is scheduled to be completed by the spring of 2004. In addition, it has been proposed in connection with the City of Toronto's waterfront revitalization project that a casino be located in downtown Toronto. However, we are not aware of any definitive plans for the development of such a casino.

        Aurora, Illinois.    Aurora is part of the Chicago area market that includes properties in the Chicago suburbs in both Illinois and northern Indiana. Hollywood Aurora faces competition from eight other riverboat casinos in the Chicago area market, three dockside casinos which are located in Illinois and five casinos which are located in Indiana, where dockside gaming commenced in July 2002. The implementation of dockside gaming in Indiana is likely to increase competition between southwestern Chicago area casino operations, which includes Hollywood Aurora, and the casinos located in Indiana.

        New competition in the region is currently limited by state legislation. The Illinois Riverboat Gambling Act and the rules promulgated by the Illinois Gaming Board under the Riverboat Gambling Act authorize only ten owner's licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation. However, one licensed site ceased construction of its facility in July 1997 and currently is in bankruptcy. In the event that the license issued to the company in bankruptcy is terminated and a license is granted to another entity, we may face competition in the future if such a licensee were to open a gaming facility near Hollywood Aurora.

        Tunica County, Mississippi.    Hollywood Tunica faces intense competition from nine other casinos operating in north Tunica County and Coahoma County. The Tunica County market is segregated into two casino clusters, Casino Center and Casino Strip, where Hollywood Tunica is located, as well as three stand-alone properties. A shuttle service provides transportation between the various Tunica County casinos. In addition, we compete with another casino located approximately 40 miles south of the Casino Strip cluster in Coahoma County. The close proximity of the casinos in Tunica County has contributed to the competition between casinos because it allows consumers to visit a variety of casinos in a short period of time. The Mississippi Gaming Control Act does not limit the number of licenses that may be granted. Any significant increase in new competition in Tunica County could negatively impact the operations of Hollywood Tunica.

        Hollywood Tunica also competes to some extent with a land-based casino complex operated by the Mississippi Band of Choctaw Indians in central Mississippi, approximately 200 miles south and east of Memphis. In addition, Hollywood Tunica may eventually face competition from the opening of gaming casinos closer to Memphis, including DeSoto County, MS, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, most recently in November 1996, and by statute cannot vote on such issue again until 2004. Casino gaming is not currently legalized in Tennessee or Arkansas. Although management does not anticipate such legislation in the near term, the legalization of gaming in either Tennessee or Arkansas could have a material adverse impact on Hollywood Tunica.

        Shreveport, Louisiana.    Hollywood Shreveport competes directly with four casinos in the Shreveport market. All of these competitor's have operated in the Shreveport market for several years and have established customer bases. There can be no assurance that Hollywood Shreveport will be able to effectively compete against these four established casinos, or that the Shreveport market is large enough to allow more than four casinos to operate profitably. Furthermore, one or more of the current operators may be able to expand the size of their gaming facilities under Louisiana law, which would directly increase competition in the market.

        Also, there can be no assurance that Hollywood Shreveport will be able to effectively compete against any other future gaming operations that Louisiana or other authorities may authorize in the gaming market in which it operates. For example, Harrah's Entertainment, Inc. acquired the controlling interest in Louisiana Downs, a thoroughbred racetrack located near Hollywood Shreveport and has publicly announced plans to pursue development opportunities, including the refurbishment of an existing facility that will open as a temporary casino with slot machines in the summer of 2003 and the construction of a new permanent casino to replace the temporary facility, which is expected to open in the summer of 2004. The completion of this facility would result in another source of competition for Hollywood Shreveport, which could have a material adverse effect on Hollywood Shreveport.

        Casino gaming is currently prohibited in several jurisdictions adjacent to Louisiana. As a result, we anticipate that a significant portion of Hollywood Shreveport's customers will be residents of these jurisdictions, primarily Texas. Although casino gaming is currently not permitted in Texas and the Texas Attorney General has issued an opinion that gaming in Texas would require an amendment to the Texas Constitution, the Texas legislature has considered proposals to authorize casino gaming in the past. The legalization of casino gaming in Texas, or in other nearby jurisdictions, would have a material adverse effect on the business, financial condition and results of operations of Hollywood Shreveport.

        In addition, Hollywood Shreveport also faces competition from other forms of gaming, such as state-sponsored lotteries and video lottery terminals, pari-mutuel betting on horse and dog racing and bingo parlors, as well as other forms of entertainment in Louisiana and other places from where it draws its customers.

—Racing and pari-mutuel operations

        Our racing and pari-mutuel operations face significant competition for wagering dollars from other racetracks and OTWs, some of which also offer other forms of gaming, as well as other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania, New Jersey, Delaware and West Virginia lotteries. Our telephone account and internet wagering operations compete with other providers of such services throughout the country. We also may face competition in the future from new OTWs, new racetracks or new providers of telephone account or internet wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing and pari-mutuel operations, such gaming opportunities could have a material adverse effect on our business, financial condition and results of operations.

        Our OTWs compete with the OTWs of other Pennsylvania racetracks, and new OTWs may compete with our existing wagering facilities. Our competitors have a number of OTW facilities that are near our OTWs. There are currently four racetracks in Pennsylvania, two thoroughbred and two harness. On September 26, 2002, MTR Racing Group, Inc. announced that its wholly-owned subsidiary, Presque Isle Downs, Inc., was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and pari-mutuel wagering in Erie, PA. MTR Racing Group plans to build a state-of-the-art horse racing facility with dirt and turf racing that will also offer concerts, entertainment, and fine and casual dining. It expects the facility to be open for the 2004 racing season. MTR Racing Group's horse racing facility will be located near one of our OTWs. We are currently appealing the Pennsylvania State Horse Racing Commission's license grant to MTR Racing Group. We will face competition from MTR Racing Group's planned new facility if we lose our appeal of the license grant and the new facility is completed.

U.S. and Foreign Revenues

        Our revenues from operations in the U.S. for 2000, 2001 and 2002 were approximately $291.8 million, $508.8 million and $646.0 million, respectively. Our revenues from operations in Canada for 2001 and 2002 were approximately $8.3 million and $11.5 million, respectively. We currently do not derive revenue from any countries other than the U.S. and Canada and had no operations in Canada prior to 2001.

Management

Name	Position
Peter M. Carlino	Chairman and Chief Executive Officer
Kevin G. DeSanctis	President and Chief Operating Officer
William J. Clifford	Senior Vice President-Finance and Chief Financial Officer
Robert S. Ippolito	Vice President, Secretary and Treasurer
Jordan B. Savitch	Senior Vice President and General Counsel

        Peter M. Carlino.    Mr. Carlino has served as our Chairman and Chief Executive Officer since April 1994. From 1984 to 1994, he devoted a substantial portion of his time to developing, building and operating residential and commercial real estate projects located primarily in central Pennsylvania. Since 1976, Mr. Carlino has been President of Carlino Financial Corporation, a holding company that owns and operates various Carlino family businesses, in which capacity he has been continuously active in strategic planning for Carlino Financial and monitoring its operations.

        Kevin G. DeSanctis.    Mr. DeSanctis joined us in February 2001, as our President and Chief Operating Officer. From 1995 to 2000, Mr. DeSanctis served as Chief Operating Officer, North America, for Sun International Hotels Limited where he was responsible for complete oversight of day-to-day operations of the company's gaming properties in North America and the Bahamas. Prior to joining Sun International, Mr. DeSanctis' experience included management and pre-opening responsibilities for gaming operations in Las Vegas, NV, Atlantic City, NJ, New Orleans, LA, and Black Hawk, CO.

        William J. Clifford.    Mr. Clifford joined us in August 2001 and was appointed to his current position as Senior Vice President-Finance and Chief Financial Officer in October 2001. From March 1997 to July 2001, Mr. Clifford served as the Chief Financial Officer and Senior Vice President of Finance with Sun International Resorts, Inc., Paradise Island, Bahamas. From November 1993 to February 1997, Mr. Clifford was Financial, Hotel and Operations Controller for Treasure Island Hotel and Casino in Las Vegas, NV. From May 1989 to November 1993, Mr. Clifford was Controller for Golden Nugget Hotel and Casino, Las Vegas, NV. Prior to May 1989, Mr. Clifford held the positions of Controller for the Dunes Hotel and Casino, Las Vegas, NV, Property Operations Analyst with Aladdin Hotel and Casino, Las Vegas, NV, Casino Administrator with Las Vegas Hilton, Las Vegas, NV, Senior Internal Auditor with Del Webb, Las Vegas, NV and Agent, Audit Division, of the Nevada Gaming Control Board, Las Vegas and Reno, NV.

        Robert S. Ippolito.    In July 2001, we appointed Mr. Ippolito to the position of Vice President. Mr. Ippolito has served as our Secretary and Treasurer since April 1994 and as our Chief Financial Officer from April 1994 until July 2001. Mr. Ippolito brings 21 years of gaming and racing experience to the management team both as a manager at a major accounting firm and as an officer of companies in the racing business.

        Jordan B. Savitch.    Mr. Savitch joined us in September 2002 as Senior Vice President and General Counsel. From June 1999 to April 2002, Mr. Savitch served as a director and senior executive at iMedium, Inc., a venture-backed software company offering innovative software solutions for increasing sales effectiveness. From 1995 to 1999, Mr. Savitch served as senior corporate counsel at Safeguard Scientifics, Inc., a NYSE-listed company specializing in identifying, developing and operating emerging technology companies. Mr. Savitch also served for four years in private practice as an associate at Willkie Farr & Gallagher in New York, NY.

Regulations

General

        We are subject to federal, state, local and, in Canada, provincial regulations, related to our current live racing, pari-mutuel, gaming machine and casino operations. The following description of the regulatory environment in which we operate is only a summary and not a complete recitation of all applicable regulatory laws. Moreover, our current and proposed operations could be subjected at any time to additional or more restrictive regulations, or banned entirely.

Colorado Regulation

        Our operations at Bullwhackers are subject to regulation by the Colorado Limited Gaming Control Commission, or the Gaming Commission, which was created by the Limited Gaming Amendment to the Colorado Constitution. Based upon that constitutional authority as well as the authority of the Colorado Limited Gaming Act, the Gaming Commission has a broad grant of power to ensure compliance with Colorado law and any regulations adopted thereunder, which we collectively refer to as the Colorado regulations.

        The Limited Gaming Act also established the Colorado Division of Gaming within the Colorado Department of Revenue. The Division of Gaming acts as staff for and under the direct supervision of the Gaming Commission for purposes of licensing, implementing, regulating and supervising the conduct of limited stakes gaming.

        It is illegal to operate a gaming facility without a license issued by the Gaming Commission. The licenses are revocable and nontransferable. The failure or inability to obtain and maintain necessary gaming licenses would have a material adverse effect on the gaming operations of Penn Bullwhackers, Inc., Penn Bullpen, Inc., and Penn Silver Hawk, Inc., which we refer to as our Colorado casinos.

        Our Colorado casinos were granted retail/operator licenses, the effective dates of which were concurrent with their openings. The licenses are subject to continued satisfaction of suitability requirements. The current licenses for each of our Colorado casinos must be annually renewed by express action of the Gaming Commission and, for the current year, must be renewed on or before April 18, 2003. There can be no assurance that our Colorado casinos can successfully renew their licenses in a timely manner from year-to-year.

        All persons employed by us and our Colorado casinos who are involved, directly or indirectly, in gaming operations in Colorado also are required to obtain various forms of gaming licenses. Key licenses are issued to "key employees," which include any executive, employee or agent of a licensee having the power to exercise a significant influence over decisions concerning any part of the operations of a licensee. At least one key license holder must be on the premises of each Colorado casino at all times that a casino is open for business.

        The Gaming Commission closely regulates the suitability of persons owning or seeking to renew an interest in a gaming license, and the suitability of a licensee can be adversely affected by persons associated with the licensee. Additionally, any person or entity having any direct interest in us or any casino directly or indirectly owned by us may be subject to administrative action, including personal history and background investigations. The actions of persons associated with us, such as its management or employees, could jeopardize any licenses held by our Colorado casinos.

        As a general rule, under the Colorado regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail gaming licenses in Colorado. We have an interest in three such licenses. Any expansion opportunities that we may have in Colorado are prohibited unless one or more of the existing licenses are terminated or one or more of our Colorado casinos is sold.

        The Colorado Division of Gaming may require any person having an interest in a licensee or an applicant for a license to provide background information, information on sources of funding, and a sworn statement that the interested person or applicant is not holding that interest for another party. The Gaming Commission may, at its discretion, require any person having an interest in a licensee to undergo a full background investigation and to pay for that investigation in the same manner as an applicant for a license. A background investigation includes an examination of one's personal history, financial associations, character, record, and reputation, as well as the people with whom a person has associated.

        The Gaming Commission has the right to request information from any person directly or indirectly interested in or employed by a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of: (i) all persons licensed pursuant to the Colorado Limited Gaming Act; (ii) all officers, directors and stockholders of a licensed privately held corporation; (iii) all officers, directors and stockholders holding either a 5% or greater interest or a controlling interest in a licensed publicly traded corporation; (iv) any person who as agent, consultant, advisor or otherwise, exercises a significant influence upon the management or affairs of a publicly traded corporation; (v) all general partners and all limited partners of a licensed partnership; (vi) all persons that have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company); (vii) all persons supplying financing or lending money to any licensee connected with the establishment or operation of limited gaming; and (viii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, if such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

        If the Gaming Commission determines that a person or entity is not suitable to own a direct or indirect voting interest in us or any of our affiliates, our Colorado casinos may be sanctioned unless the person or entity disposes of its voting interest. Sanctions may include the loss of the casino licenses and financial penalties. In addition, the Colorado regulations prohibit a licensee or any affiliate of a licensee from paying dividends, interest or other remuneration to any person found to be unsuitable, or recognizing the exercise of any voting rights by any person found to be unsuitable.

        The Gaming Commission also has the power to require us to suspend or dismiss our officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or who are found to be unsuitable to act in such capacities. The Gaming Commission or the Director of the Division of Gaming may review a licensee's gaming contracts, require changes in the contract before the licensee's application is approved or participation in the contract is allowed, and require a licensee to terminate its participation in any gaming contract.

        The Division of Gaming may inspect, without notice, premises where gaming is being conducted; may seize, impound or remove any gaming device; may examine and copy all of a licensee's records; may investigate the background and conduct of licensees and their employees; and may bring disciplinary actins against licensees and their employees. The Division of Gaming may also conduct detailed background checks of persons who lend money to or invest money in a licensee and such persons may be required to be found suitable as a condition to such loan or investment.

        The Gaming Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. The term "publicly traded corporation" includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, when the ownership interest directly or indirectly is, or will be upon approval of the Gaming Commission, 5% or more of the entire licensee. In any event, if the Gaming Commission determines that a publicly traded corporation, or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by that entity, the Gaming Commission may require the entity to comply with the disclosure regulations contained in Rule 4.5.

        Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Gaming Commission no later than ten business days after the initial filing of a registration statement with the U.S. Securities and Exchange Commission. Licensed publicly traded corporations are also required to send proxy statements to the Division of Gaming within five days after their distribution.

        Licensees to whom Rule 4.5 applies must include in their charter documents provisions that: restrict the rights of the licensees to issue voting interests or securities except in accordance with the Limited Gaming Act and the Colorado regulations; void the transfer of voting securities or other voting interests issued in violation of the Limited Gaming Act and the Colorado regulations until the issuer ceases to be subject to the jurisdiction of the Gaming Commission or until the Gaming Commission, by affirmative act, validates the transfer; and provide that holders of voting interests or securities of licensees found unsuitable by the Gaming Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders' investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a person suitable to the Gaming Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted, they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

        Notification must be given to the Division of Gaming of the acquisition of direct or indirect beneficial ownership of:

  •
  5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of organization the Rule 4.5 charter language provisions; or

  •
  5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee.

        Notification must be made to the Division of Gaming by persons acquiring these interests. Such persons must submit all requested information, are subject to a finding of suitability as required by the Division of Gaming or the Gaming Commission, and must be informed of these requirements by the licensee. A person other than an institutional investor whose interest equals 10% or more of a publicly traded corporation or a 10% beneficial interest in a gaming licensee, directly or indirectly, through any class of voting securities of any holding company or intermediary company of a licensee must apply to the Gaming Commission for a finding of suitability within 45 days after acquiring such securities.

        An institutional investor who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities or 15% of the beneficial interest in a gaming licensee, directly or indirectly, through any class of voting securities of any holding company or intermediary company of a licensee must apply to the Gaming Commission for a finding of suitability within 45 days after acquiring such interests.

        Licensees must also notify any qualifying persons of these requirements. Whether or not so notified, qualifying persons are responsible for complying with these requirements.

        The Colorado regulations also provide for exemption from the requirements for a finding of suitability when the Gaming Commission finds such action to be consistent with the purposes of the Limited Gaming Act. However, there are no express standards provided by law that would govern the Gaming Commission's decision on whether to grant such an exemption, and it cannot be determined whether such exemption will in fact be granted if requested. The Gaming Commission may determine that anyone with a material relationship to, or material involvement with, a licensee or an affiliated company must apply for a finding of suitability or must apply for a key employee license. There are no deadlines for the Division of Gaming to conduct such suitability reviews or for the Gaming Commission to consider and, in its sole discretion, act upon such reports.

        Pursuant to Rule 4.5, persons found unsuitable by the Gaming Commission must be removed from any position as an officer, director, or employee of a licensee, or of a holding or intermediary company. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends or distributions to persons found unsuitable by the Gaming Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interests.

        The Gaming Commission must provide prior approval of any sale, lease, purchase, conveyance, or acquisition of an interest in a casino licensee, except as provided in Rule 4.5 relating to publicly traded corporations.

        Casinos located in Colorado may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble or consume alcohol in the casino. Slot machines (including video poker), blackjack, poker, and approved variations of those games are the only permitted games, with a maximum single wager of $5.00. Casinos located in Colorado may not extend credit, directly or indirectly, to gaming patrons. The Colorado Constitution and Gaming regulations restrict the percentage of space a casino may use for gaming to fifty percent (50%) of any floor and thirty-five percent (35%) of the overall square footage of the building in which the casino is located.

        The Gaming Commission establishes, effective July 1 of each year, the gaming tax rates for the ensuing year. Under the Colorado Constitution and the Colorado regulations, the rate can be increased to as much as forty percent (40%) of "adjusted gross proceeds," as that term is defined by the Colorado regulations and Colorado caselaw. The Gaming Commission has both raised and lowered gaming tax rates since they were initially set in 1991. Currently, the Gaming Commission imposes gaming taxes based upon a graduated system of tax rates, with the lowest such rate being one-quarter of one percent (.25%) and the highest gaming tax rate being twenty percent (20%). However, in the future, the Gaming Commission may increase any of the existing rates up to forty percent (40%) of adjusted gross proceeds, or change the existing thresholds at which such rates become effective.

        In addition, the Gaming Commission or the Colorado General Assembly may impose fees upon gaming devices. There are no limitation on the amounts of such fees, and no such state fees have been imposed at this time.

        Currently, the City of Black Hawk imposes a $750 fee upon each gaming device, including slot machines, blackjack and poker tables, in the City. The City may increase or decrease this fee or impose any additional fee at any time. The City imposes various other fees upon casinos, including transportation fees, and such fees may be increased or decreased at the sole discretion of the City.

        The Silver Dollar Metropolitan District, operating within the City of Black Hawk, may increase its indebtedness from $15 million to $150 million or more to provide certain infrastructure improvements, notably roadway improvements. Each of the casinos within the District, including but not limited to our

Colorado casinos, would be liable for its proportionate share of this indebtedness, which liability could adversely affect the economic returns realized by the casinos.

Illinois Regulation

        Our operation of Hollywood Aurora is subject to regulation by the State of Illinois, a summary of which is provided below. The Illinois Riverboat Gambling Act currently authorizes dockside riverboat gaming upon any water within the State of Illinois or any water other than Lake Michigan which constitutes a boundary of the State of Illinois. The Riverboat Gambling Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Illinois, including comprehensive law enforcement supervision. The Riverboat Gambling Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Riverboat Gambling Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

        The Riverboat Gambling Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Gaming Board. The owner's license for the Hollywood Aurora casino was renewed in December 2000 for a period of four years. The Illinois Gaming Board is authorized to issue ten owner's licenses statewide. Each owner's license permits up to two boats as a part of the riverboat gaming operation. In addition to the ten owner's licenses which may be authorized under the Riverboat Gambling Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming to conduct such gaming on a specified date or series of dates. Riverboat gaming under such a license may take place on a riverboat not normally used for riverboat gaming.

        An owner's license is issued for an initial period of three years and may be renewed for successive periods of up to four years thereafter. An owner's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Gambling Act, the Illinois Gaming Board's rules and any conditions placed on a prior license renewal. The Illinois Gaming Board also requires that officers, directors and employees of a gaming operation and suppliers of gaming equipment, devices and supplies and certain other suppliers be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity without the Illinois Gaming Board's approval. All licensed persons and entities must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

        Applicants for and holders of an owner's license are required to obtain formal prior approval from the Illinois Gaming Board for changes proposed in the following areas: (i) key persons, (ii) type of entity, (iii) equity and debt capitalization of the entity, (iv) investors and/or debt holders, (v) source of funds, (vi) economic development plans or proposals, (vii) riverboat capacity or significant design change, (viii) gaming positions, (ix) anticipated economic impact, or (x) agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million.

        A holder of an owner's license is allowed to make distributions to its partners, stockholders or itself only to the extent that such distribution would not impair the financial viability of the gaming operation or violate the Riverboat Gambling Act. Factors to be considered by the licensee include, but are not limited to, the following: (i) cash flow, casino cash and working capital requirements, (ii) debt service obligations and covenants associated with financial instruments, (iii) requirements for repairs, maintenance and capital improvements, (iv) employment or economic development requirements of the Riverboat Gambling Act and (v) a licensee's financial projections.

        The Illinois Gaming Board will require a business entity or personal disclosure form and approval as a key person for any business entity or individual with an ownership interest or voting rights of more than 5% in a licensee, the trustee of any trust holding such ownership interest or voting rights, the directors of the licensee and its chief executive officer, president and chief operating officer, as well as any other individual or entities deemed by the board to hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the board. Each key person must file, on an annual basis, a disclosure affidavit, updated personal and background information, and updated tax and financial information. Key persons are required to promptly disclose to the board any material changes in status or information previously provided to the board and to maintain their suitability as key persons. In order for the board to identify potential key persons, each holder of an owner's license is required to file a table of organization, ownership and control with the Illinois Gaming Board to identify the individuals or entities that, through direct or indirect means, manage, own or control the interests and assets of the licensee. Based upon findings from an investigation into the character, reputation, experience, associations, business probity and financial integrity of a key person, the Illinois Gaming Board may enter an order upon the licensee to require economic disassociation of a key person. Each licensee is required to provide a means for the economic disassociation of a key person in the event such disassociation is required. On February 25, 2003, the Illinois Gaming Board granted key person licenses to us, Peter M. Carlino and Kevin G. DeSanctis in connection with their association with the Hollywood Aurora casino. The Illinois Gaming Board imposed a condition on our key person license that we continue to exclude and block all Illinois residents from wagering through our internet pari-mutuel wagering websites.

        An ownership interest in a holder of an owner's license may be transferred or pledged as collateral only with the consent of the Illinois Gaming Board.

        The Riverboat Gambling Act does not limit the maximum bet or per patron loss and licensees may set any maximum or minimum bets or other limits on wagering. No person under the age of 21 is permitted to wager. Vessels must have the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway. The number of gaming positions is limited to a maximum of 1,200 per license. The 1,200 positions are counted as follows: (i) positions for games utilizing electronic gaming devices (as defined in the Riverboat Gambling Act) are determined as 90% of the total number of such devices available for play; (ii) craps tables are counted as having ten gaming positions; and (iii) any gaming device other than an electronic gaming device or craps table is counted as having five gaming positions. With respect to electronic gaming devices, the payout percentage may not be less than 80% or more than 100%. A licensee may conduct riverboat gambling regardless of whether it conducts excursion cruises. A licensee may permit the continuous ingress and egress of passengers for the purpose of gambling.

        In 1999, the Riverboat Gambling Act was amended by Illinois Public Act 91-40 to, among other things, allow dockside gaming. Subsequently, a lawsuit was filed in an Illinois circuit court challenging the constitutionality of certain aspects of the amendment. This lawsuit was dismissed on January 25, 2001. The plaintiffs are appealing the decision dismissing the lawsuit. If the appeal is successful, thus reinstating the case, and the underlying lawsuit is ultimately successful, it may result in a finding that the entire amendment, including dockside gaming, is unconstitutional. Such a finding could have a material adverse effect on the operating results of the Hollywood Aurora casino.

        A $3 per person admission tax is imposed on the owner of a riverboat operation. The host municipality or county of the riverboat casino receives $1 of such tax.

        Additionally, a wagering tax is imposed on the adjusted gross receipts (generally defined as gross receipts less payments to customers as winnings) at the following graduated rates: 15% for up to $25 million; 22.5% for $25 million to $50 million; 27.5% for $50 million to $75 million; 32.5% for

$75 million to $100 million; 37.5% for $100 million to $150 million; 45% for $150 million to $200 million; and 50% for amounts in excess of $200 million. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board no later than 3:00 p.m. of the day after the day when the wagers were made.

        All use, occupancy and excise taxes that apply to food and beverages and all taxes imposed on the sale or use of tangible property apply to sales aboard riverboats.

        The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming employees and into alleged violations of the Riverboat Gambling Act and to take such disciplinary and enforcement action as it may deem necessary and proper. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to the riverboat gaming operations at all times.

        A holder of any license is subject to imposition of penalties and fines, suspension or revocation of the license, or other action for any act or failure to act by the holder or his or her agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operation not conducted in compliance with the Riverboat Gambling Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Riverboat Gambling Act also provides for civil penalties equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation. The Illinois Gaming Board may revoke or suspend licenses, as the Board may see fit and in compliance with applicable laws of Illinois regarding administrative procedures, and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Gaming Board determines that the cause for suspension has been abated and it may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

        The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

Louisiana Regulation

        We are subject to regulation by the State of Louisiana as a result of our ownership of Louisiana Casino Cruises, Inc., or LCCI, the operator of Casino Rouge, and the Hollywood Casino Shreveport general partnership, or HCS, the operator of Hollywood Shreveport. We refer to HCS and LCCI together as our Louisiana licensees.

        In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana. Since May 1, 1999, the Louisiana Gaming Control Board, or the Louisiana Board, has regulated such gaming activities.

        The Louisiana Riverboat Economic Development and Gaming Control Act, or the Louisiana Act, authorized the issuance of up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish. Of the 15 available licenses, 14 are currently in operation. The final license has been awarded to a subsidiary of Pinnacle Entertainment for Lake Charles, LA.

        Riverboat gaming licenses in Louisiana are issued for an initial five-year term with five year renewals thereafter. In issuing or renewing a license, the Louisiana Board must find that the applicant is a person of good character, honesty and integrity and that the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Louisiana Board will grant or renew a license if it finds that: (i) the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operation is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Louisiana Board; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers, with relevant employees being appropriately U.S. Coast Guard certified; (iv) the applicant submits a detailed plan of design of the riverboat in its application for a license; (v) the applicant designates the docking facilities to be used by the riverboat; (vi) the applicant shows adequate financial ability to construct and maintain a riverboat; and (vii) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

        On September 21, 1999, the Louisiana Board renewed the license of HCS through October 2004, subject to several conditions. On March 29, 2001, in addition to approving our acquisition of CRC, the Louisiana Board renewed LCCI's license through June 2005, subject to several conditions. In each case, the conditions imposed by the Louisiana Board have either already been complied with or are voluntary and standard compliance, procurement, and employment conditions routinely imposed on licensees in the state of Louisiana.

        Other regulations imposed by the Louisiana Act or rules adopted pursuant thereto include, but are not limited to, the following: (i) we must periodically submit financial and operating reports to the Louisiana Board for ourselves and our subsidiaries; (ii) owners holding greater than a 5% interest or who are officers or directors of us or subsidiaries related to our Louisiana licensees must be found suitable by the Louisiana Board; (iii) any individual who is found to have a material relationship to, or involvement with our Louisiana licensees may be required to be investigated for suitability; (iv) if a director, officer, or key employee were found to be unsuitable, we and our subsidiaries would have to sever all relationships with that person; (v) the transfer of a license or permit or an interest in a license or permit is prohibited without prior approval; (vi) our Louisiana licensees must notify the Louisiana Board of any withdrawals of capital, loans, advances, or distributions in excess of 5% of retained earnings upon completion of such transaction; and (vii) either of our Louisiana licensees must give prior notification to the Louisiana Board if it applies or receives, accepts or modifies the terms of any loan or other financing transaction or if we receive, accept or modify the terms of a loan or other financing transaction on behalf of or for the benefit of either one of our Louisiana licensees. In some cases, the Louisiana Board will be required to investigate the reported transaction and to either approve or disapprove the transaction.

        The Louisiana Act or rules adopted pursuant thereto contain certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (i) agents of the Louisiana Board are permitted on board at any time during gaming operations; (ii) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (iii) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (iv) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (v) wagers may be received only from a person present on a licensed riverboat; (vi) persons under 21 are not permitted on gaming vessels; (vii) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (viii) licensees may only use docking facilities for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (ix) licensees must have adequate protection and indemnity insurance; (x) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (xi) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the Louisiana Board.

        Fees for conducting gaming activities on a riverboat pursuant to the Louisiana Act include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) a percentage of net gaming proceeds (gross revenue). In March 2001, Louisiana passed Act 3 of the 1st Extraordinary Legislative Session which allows riverboat gaming licensees to operate dockside. Prior to the legislation, LCCI was required to maintain up to eight cruises daily, subject to weather and other conditions. In consideration of this change, the tax on gaming revenues was increased from 18.5% to 21.5%, effective April 1, 2001 for LCCI and increased one percent per annum for HCS beginning in April 2001 and continuing until April 2003 to a total of 21.5%.

        The Louisiana Act also authorizes the local governing body to assess a boarding fee up to $2.50 in the case of LCCI, and up to $3.00 in the case of HCS. The City/Parish governing body of East Baton Rouge has imposed an admission fee of $2.50 for each patron boarding the vessel. For calendar year ended December 31, 2002, LCCI's boarding fee expense was $4.0 million. For competitive reasons, LCCI and its Baton Rouge competitor have elected not to collect boarding fees from patrons and instead pay those fees from their respective earnings. In lieu of the boarding fee in Shreveport, HCS negotiated a 3.76% tax on the net gaming proceeds (gross revenues) of the Hollywood Casino Shreveport riverboat to be paid to the Caddo Parish School Board.

        Proposals to amend or supplement the Louisiana Act are frequently introduced in the Louisiana State legislature. In addition, the state legislature from time to time considers proposals to repeal the Louisiana Act, which would effectively prohibit riverboat gaming in the State of Louisiana. Although we do not believe that a prohibition of riverboat gaming in Louisiana is likely, no assurance can be given that changes in the Louisiana gaming law will not occur or that such changes will not have a material adverse effect on the business of our Louisiana licensees.

Mississippi Regulation

        Our operation of Casino Magic—Bay St. Louis, Boomtown Biloxi and Hollywood Tunica is subject to Mississippi regulatory compliance, a summary of which is provided below.

        The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation primarily through the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. We and certain of our subsidiaries must register and be licensed under the Mississippi Gaming Control Act, or the Mississippi Act, and our gaming operations are subject to the regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various local, city and county regulatory agencies. The Mississippi Act, which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990 and the Mississippi Gaming Commission adopted regulations, effective October 29, 1991, in furtherance of the Mississippi Act.

        The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (i) prevent unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission.

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

        On August 8, 2000, the Mississippi Gaming Commission issued us a gaming operator's license for Boomtown Biloxi and for Casino Magic—Bay St. Louis. The Mississippi Gaming Commission first issued an operator's license for Hollywood Tunica in 1994, and most recently renewed an operator's license for Hollywood Tunica effective October 20, 2001. On November 20, 2002, the Mississippi Gaming Commission granted certain approvals in connection with our acquisition of Hollywood Casino Corporation. In addition, the Mississippi Gaming Commission has found certain of our key principals suitable.

        Each of the officers and directors of Casino Magic—Bay St. Louis, Boomtown Biloxi and Hollywood Tunica must be found suitable or must be licensed by the Mississippi Gaming Commission. In addition, certain of our directors, officers and employees may be required to be found suitable or be licensed if they are engaged in the administration or supervision of, or any other significant involvement with, the activities of Casino Magic—Bay St. Louis, Boomtown Biloxi or Hollywood Tunica. Both a finding of suitability and license require submission of detailed financial information followed by a thorough investigation. Key employees, controlling persons or others who exercise significant influence upon our management or affairs may be deemed to have a material relationship to, or material involvement with us and may be investigated in order to be found suitable or required to be licensed. There can be no assurance that such persons will be found suitable or licensed by, and maintain such a suitability finding or license from, the Mississippi Gaming Commission. The Mississippi Gaming Commission has full and absolute power and authority to deny any application or limit, condition, restrict, revoke or suspend any lien, registration, finding of suitability or approvals, or fine any person licensed, registered, found suitable or approved, for any cause it deems reasonable. Changes in certain officer, director or key employee positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a corporate position. If the Mississippi Gaming Commission were to find a director, officer or employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to terminate such person's employment in any capacity in which such person is required to be found suitable or licensed and we would be prohibited from allowing such person to exercise a significant influence over the gaming establishment's operations. We would have similar obligations with regard to any person who refuses to file appropriate applications. No person may be employed as a gaming employee unless such person holds a work permit issued by the Mississippi Gaming Commission. An application for a work permit can be denied for any cause the Mississippi Gaming Commission deems reasonable, and the Mississippi Gaming Commission may summarily suspend or revoke a work permit upon the occurrence of certain specified events.

        Mississippi statutes and regulations give the Mississippi Gaming Commission the discretion to require a suitability finding with respect to anyone who acquires any of our securities, regardless of the percentage of ownership. The current policy of the Mississippi Gaming Commission is to require anyone acquiring, directly or indirectly, 5% or more of any voting securities of a registered publicly traded holding company to be found suitable. However, the Mississippi Gaming Commission has adopted a regulation that may permit certain "institutional" investors to obtain a waiver that allows them to beneficially own, directly or indirectly, up to 15% (19% in certain specific instances) of the voting securities of a registered public company without a finding of suitability. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

        Any owner of our voting securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of our equity interests beyond such period of time as may be prescribed by the Mississippi Gaming Commission may be guilty of a misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days of being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. We are subject to disciplinary action if we, after receiving notice that a person is unsuitable to be an owner of or to have any other relationship with us, (i) pay the unsuitable person any dividends or interest upon any such security, (ii) recognize the exercise, directly or through any trustee or nominee of any voting rights conferred by such security, or (iii) pay the unsuitable person any remuneration in any form for services rendered or otherwise. In addition, if the Mississippi Gaming Commission finds any owner of voting securities of certain of our subsidiaries unsuitable, such owner must immediately offer all securities to us, and we must purchase the securities so offered for cash at fair market value within ten days.

        We are required to maintain current ownership ledgers in the State of Mississippi that may be examined by the Mississippi Gaming Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. We may be required to disclose to the Mississippi Gaming Commission, the identities of the holders of certain of our indebtedness. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion, (i) require holders of debt securities, including these notes, to file applications, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as the notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of the debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

        The regulations provide that we may not engage in any transaction that would result in a change of our control without the prior approval of the Mississippi Gaming Commission. Mississippi law prohibits us and certain of our subsidiaries from making a public offering or private placement of our securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more of such purposes. The Mississippi Gaming Commission has the authority to grant a continuous approval of securities offerings and has granted us such approval, subject to renewal.

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

        We may not transfer any of our licenses and we must renew each license every three years. There can be no assurance that any of our renewal applications will be approved. The Mississippi Gaming Commission may at any time dissolve, suspend, condition, limit or restrict a license or approval to own equity interests in us for any cause it deems reasonable. We may have substantial fines levied against us in Mississippi for each violation of gaming laws or regulations. A violation under any gaming license held by us may be deemed a violation of all of the Mississippi licenses held by us. Suspension or revocation of the Mississippi licenses or of the Mississippi Gaming Commission's approval of us would have a material adverse effect upon our business.

        In October 1994, the Mississippi Gaming Commission adopted a regulation requiring, as a condition of licensure or license renewal, that a gaming establishment's site development plan include an approved 500-car parking facility in close proximity to the casino complex and infrastructure facilities that amount to at least 25% of the casino cost. Such facilities may include any of the following: a 250-room hotel of at least a two star rating, as defined by the current edition of the Mobil Travel Guide; a theme park; a golf course; marinas; a tennis complex; entertainment facilities; or any other such facility as approved by the Mississippi Gaming Commission as infrastructure. Parking facilities, roads, sewage and water systems or facilities normally provided by governmental entities are excluded. The Mississippi Gaming Commission may, in its discretion, reduce the number of hotel rooms required where it is shown, to the satisfaction of the Mississippi Gaming Commission, that sufficient rooms are available to accommodate the anticipated visitor load. Such reduction in the number of rooms does not affect the 25% investment requirement imposed by the regulation. Casino Magic—Bay St. Louis, Boomtown Biloxi and related facilities have complied with these requirements. In January 1999, the Mississippi Gaming Commission amended this infrastructure regulation by increasing the minimum level of infrastructure investment from 25% to 100% of the casino cost. However, the 100% infrastructure investment requirement applies only to new casino developments and existing casino developments that are not in operation at the time of their acquisition or purchase, and therefore does not apply to Casino Magic—Bay St. Louis and Boomtown Biloxi. Because Hollywood Tunica was licensed prior to the adoption of the infrastructure investment requirement and has remained open since it was licensed, the Mississippi Gaming Commission has never applied the infrastructure investment requirement to Hollywood Tunica.

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

New Jersey Regulation

        Our joint venture's operations at Freehold Raceway in New Jersey are subject to regulation (i) by the New Jersey Racing Commission under the New Jersey Racing Act of 1940, as amended, or the Racing Act, and supplemented and the rules and regulations of the New Jersey Racing Commission and (ii) by the New Jersey Casino Control Commission under the Casino Control Act and Casino Simulcasting Act.

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

        Because the joint venture simulcasts to Atlantic City casinos, the joint venture's simulcasting agreements are required to be filed with and approved by the Casino Control Commission and the New Jersey Racing Commission. The Casino Control Commission exempted the joint venture from licensure as a non-gaming casino service industry since it is regulated by the Racing Commission. The Casino Control Commission conditioned the exemption on the following conditions: (1) in the event that any of the information provided on the vendor registration forms filed with the Commission changes, updated forms would be filed with the Commission within ten days of the occurrence of the change; (2) the joint venture cooperate with the Commission and Division of Gaming Enforcement and, upon request, provide information in the same manner required of a licensed casino service industry; and (3) the joint venture comply with affirmative action and equal opportunity requirements.

        In 2002, the Racing Commission advised us that it had conducted an investigation of the phone/internet wagering account practices of one of our affiliates, eBetUSA.com, Inc. The investigators alleged that eBet did not act with due diligence in verifying all account information given them by prospective customers. eBet was fully cooperative and resolved this matter amicably with the Racing Commission. The Racing Commission closed its investigation file in this matter and took no enforcement action against eBet or us.

        In August 2001, the Governor of New Jersey signed legislation that would legalize 15 OTW facilities in New Jersey. We believe that these facilities will begin to open in 2004 and will take approximately five years to be completed. It is anticipated that Pennwood Racing will receive four OTWs, including an OTW on the site of the former Garden State Park. We believe that the average OTW facility will cost $3-$5 million to construct and that each facility will have a payback period of approximately 18 months.

Ontario Regulation

        Our gaming operations in Ontario at Casino Rama are subject to the regulatory control of the Alcohol and Gaming Commission of Ontario pursuant to the Gaming Control Act and the contractual provisions in the Development and Operating Agreement among CRC, CHC Casinos, the Ontario Lottery and Gaming Corporation, the Mnjikaning First Nation and certain other parties.

        Our wholly-owned subsidiary, CHC Casinos, is required under the Gaming Control Act to be registered as a casino operator with the Alcohol and Gaming Commission of Ontario and must operate in accordance with the terms and conditions of its registration. In addition, we, as a registered gaming related supplier under the Gaming Control Act, have our own set of terms and conditions for registration which must be complied with.

        Pursuant to the Gaming Control Act and the terms of CHC Casinos' registration, the Registrar of Alcohol and Gaming must approve any change in the directors or officers of CHC Casinos. The Alcohol and Gaming Commission of Ontario may require the submission of information or material from any person who has an interest in CHC Casinos. This includes us, as the parent company, and our directors and officers.

        The Registrar of Alcohol and Gaming has the power, subject to the Gaming Control Act, to grant, renew, suspend or revoke registrations. The Registrar is entitled to make such inquiries and conduct such investigations as are necessary to determine that applicants for registration meet the requirements of the Gaming Control Act and to require information or material from any person who has an interest in an applicant for registration. Under the Gaming Control Act, a person shall be deemed to be "interested" in another person if: (i) the first person has, or may have in the opinion of the Registrar based on reasonable grounds, a beneficial interest in the other person's business; (ii) the first person exercises, or may exercise, in the opinion of the Registrar based on reasonable grounds, control either directly or indirectly over the other person's business; or (iii) the first person has provided, or may have provided, in the opinion of the Registrar based on reasonable grounds, financing either directly or indirectly to the other person's business. The criteria to be considered in connection with registration under the Gaming Control Act include the financial responsibility, integrity and honesty of the applicant, and the public interest. The Registrar may, at any time, revoke, suspend or refuse to renew CHC Casinos' or our registration for any reason that would have disentitled it or us to registration.

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

Pennsylvania Racing Regulations

        Our horse racing operations at Penn National Race Course and Pocono Downs are subject to extensive regulation under the Pennsylvania Racing Act, which established the Pennsylvania State Horse Racing Commission and the Pennsylvania State Harness Racing Commission, or collectively referred to herein as the Pennsylvania Racing Commissions, which are responsible for, among other things, granting permission annually to maintain racing licenses and schedule races; approving, after a public hearing, the opening of additional OTWs and racetracks; approving simulcasting activities; licensing all officers, directors, racing officials and certain other employees of a company; and approving all contracts entered into by a company affecting racing, pari-mutuel wagering and OTW operations.

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

        We may not be able to obtain or maintain all necessary approvals for the continued operation of our business. We have had continued permission from the Pennsylvania State Horse Racing Commission to conduct live racing at the Penn National Race Course since we commenced operations in 1972, and have obtained permission from the Pennsylvania State Harness Racing Commission to conduct live racing at Pocono Downs. Currently, we have approval from the Pennsylvania Racing Commissions to operate the 11 OTWs that are open. A Pennsylvania Racing Commission may refuse to grant permission to continue to operate existing facilities. The failure to obtain or maintain required regulatory approvals could have a material adverse effect upon our business, financial condition and results of operations.

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

        To date, Pennsylvania has not legalized gaming in the state. However, the recently elected governor has voiced support for slots at racetracks if proceeds are targeted to socially beneficial causes and the process to legalize gaming in the state, including the introduction of five legislative bills to legalize slot machines, has begun.

West Virginia Racing and Gaming Regulation

        Our operations at the Charles Town Entertainment Complex are subject to regulation by the West Virginia Racing Commission under the West Virginia Horse and Dog Racing Act, and by the West Virginia Lottery Commission under the West Virginia Racetrack Video Lottery Act. The powers and responsibilities of the West Virginia Racing Commission under the West Virginia Horse and Dog Racing Act extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations. We have obtained from the West Virginia Racing Commission a license to conduct racing and pari-mutuel wagering at the Charles Town Entertainment Complex. Pursuant to the West Virginia Racetrack Video Lottery Act, we have obtained approval for 3,500 gaming machines and video lottery terminals at the Charles Town Entertainment Complex, approximately 2,700 of which are currently in operation. In addition to licensing, in West Virginia, the legality of gaming machine operation in a particular county is determined by local option election in the county where the racetrack is located. The West Virginia Racetrack Video Lottery Act further provides that 5% of the qualified voters in the county where gaming machines have been permitted by local option election can petition for another election that may be held no sooner than five years after the first election.

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

        On April 21, 2001, the West Virginia legislature passed a law increasing the maximum per pull wagering limit for gaming machines operated in the state from $2 per pull to $5 per pull. We have reconfigured our gaming machines for this change and began operating machines with the new wagering limit in July 2001. Revenues resulting from the limit increase are subject to taxes at a slightly higher rate. We believe that the net impact of these legislative changes will positively impact our cash flow.

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

Taxation

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

IRS Regulations, Currency Transaction Reporting and Suspicious Activity Reporting

        The Internal Revenue Service, or IRS, requires operators of casinos located in the U.S. to file information returns for U.S. citizens, including names and addresses of winners, for all winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain winnings of nonresident aliens.

        Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in certain domestic jurisdictions in which we operate casinos require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation commenced in May 1985 and may have resulted in the loss of casino revenues to jurisdictions outside the U.S. that are exempt from the ambit of such regulations. The operation of Casino Rama is subject to similar requirements under Canadian federal law and provincial gaming legislation.

        Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department require the filing of suspicious activity reports by casinos on all transactions of at least $5,000 that the casino knows, suspects, or has reason to suspect fall into specific categories that are deemed to be suspicious. This reporting obligation will commence on March 25, 2003 and may result in the loss of casino revenues to jurisdictions outside the U.S. that are exempt from the ambit of such regulations.

Compliance with Other Laws

        Our operations are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. We derive a significant portion of our non-racing revenues from the sale of alcoholic beverages to patrons of our facilities.

Employees and Labor Relations

        As of March 3, 2003, we had 13,608 permanent employees.

        Certain employees in the admissions, pari-mutuel and/or telebet departments at Penn National Race Course, Pocono Downs and six of our OTWs are represented under collective bargaining agreements between us, the Sports Arena Employees' Union Local 137 and Teamsters Local 401. The agreements originally terminated on September 30, 2002 for track employees but have been extended until March 31, 2003. The agreements extend until September 30, 2005 for OTW employees. We are continuing to negotiate with the track employees in the hopes of reaching a new agreement. The pari-mutuel clerks at Pocono Downs voted to unionize in June 1997. We have held negotiations with Teamsters 401, but do not have a contract to date. Recently a petition to decertify the union was filed by pari-mutuel clerks with the Pennsylvania Department of Labor and, on February 28, 2003, the union was decertified.

        In order to operate gaming machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the gaming machines with a representative of a majority of the horse owners and trainers, a representative of a majority of the pari-mutuel clerks and a representative of a majority of our horse breeders. We have an agreement with the Charles Town Horsemen that expired on December 31, 2002 and was extended until September 30, 2003. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks, which expires on December 31, 2004.

Risks Related to Our Business

A substantial portion of our revenues and EBITDA is derived from our Charles Town and Aurora facilities.

        Approximately 38.7% and 47.6% of our revenue and EBITDA (earnings before interest, taxes, depreciation and amortization, loss on change in fair value of interest rate swaps and gain/loss on sale of assets and inclusive of earnings from joint venture), respectively, for the year ended December 31, 2002 was derived from our Charles Town operations. With the completion of the acquisition of Hollywood Casino Corporation on March 3, 2003, we expect that a substantial portion of our revenues and EBITDA for the immediate future will be derived from our Charles Town, WV and Aurora, IL facilities. If, among other things, new competitors enter one of these markets, economic conditions in one of these regions deteriorates or a business interruption occurs, our operating revenues and cash flow could decline significantly.

We may face disruption in integrating and managing facilities we have acquired or may acquire in the future.

        On March 3, 2003, we acquired all of the stock of Hollywood Casino Corporation with operations in Aurora, IL, Tunica, MS and Shreveport, LA. The integration of the Hollywood Casino operations and any other properties we may acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating Hollywood Casino, and potential other properties, also may interrupt the activities of those businesses, which could have material adverse effect on our business, financial condition and results of operations.

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

        Our ability to achieve our objectives in connection with any acquisition we may consummate may be highly dependent on, among other things, our ability to retain the senior level property management teams of such acquisition candidates. If, for any reason, we are unable to retain these management teams following such acquisitions or if we fail to attract new capable executives, our operations after consummation of such acquisitions could be materially adversely affected.

We face risks related to the development and expansion of our current properties.

        We expect to use a portion of our cash on hand, cash flow from operations and available borrowings under our revolving credit facility for capital expenditures at the Charles Town Entertainment Complex. Such enhancements include the expansion of the gaming floor and the construction of an entertainment venue. These planned enhancements involve similar risks to hotel construction risks including cost over-runs, delays, market deterioration and receipt of required licenses, permits or authorizations, among others.

        Any proposed enhancement will require us to significantly increase the size of our existing work force at those properties. We cannot be certain that management will be able to hire and retain a sufficient number of employees to operate these facilities at their optimal levels. The failure to employ the necessary work force could result in inadequate customer service which could ultimately harm profitability.

We face significant competition.

        We face significant competition in both our gaming business and racing and pari-mutuel business.

  —Gaming Operations

        The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than our resources. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions.

        Legalized gambling is currently permitted in various forms throughout the U.S. and in several Canadian provinces. Other jurisdictions may legalize gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

  —Racing and pari-mutuel operations

        Our racing and pari-mutuel operations face significant competition for wagering dollars from other racetracks and OTWs, some of which also offer other forms of gaming, as well as other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania, New Jersey, Delaware and West Virginia lotteries. Our telephone account and internet wagering operations compete with providers of such services throughout the country. We also may face competition in the future from new OTWs, new racetracks or new providers of telephone account or internet wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing and pari-mutuel operations, such gaming opportunities could have a material adverse effect on our business, financial condition and results of operations.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

        We are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors and others in the ordinary course. As with all litigation, no assurance can be provided as to the outcome of these matters and in general, litigation can be expensive and time consuming. We believe that we have defenses to these lawsuits and are contesting them vigorously; however, we cannot be sure that we will be successful in defending these claims.

        Furthermore, certain litigation exists involving Hollywood Casino Corporation and/or its subsidiaries as parties. We have not made an independent evaluation of the Hollywood Casino litigation and are still developing a first-hand understanding of its current litigation. Our current understanding of Hollywood Casino's litigation is based primarily on Hollywood Casino's public filings and the information provided to us in connection with the acquisition.

        We may not be successful in the defense of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

We face extensive regulation from gaming and other regulatory authorities.

        Licensing Requirements.    As owners and operators of gaming and pari-mutuel betting facilities, we are subject to extensive state, local and, in Canada, provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities, including the Colorado Division of Gaming, the Illinois Gaming Board, the Louisiana Gaming Control Board, the Mississippi Gaming Commission, the New Jersey Casino Control Commission, the New Jersey Racing Commission, the Alcohol and Gaming Commission of Ontario, the Pennsylvania State Horse Racing Commission, the Pennsylvania State Harness Racing Commission, the West Virginia Racing Commission and the West Virginia Lottery Commission may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

        We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming and pari-mutuel facilities. We cannot assure you that we will be able to retain them or demonstrate suitability to obtain any new licenses, registrations, permits or approvals. If we expand our gaming operations in Canada, Colorado, Illinois, Louisiana, Mississippi, New Jersey, Pennsylvania, West Virginia or to new areas, we will have to meet suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful.

        Gaming authorities in the U.S. generally can require that any beneficial owner of our securities, including holders of our common stock file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our common stock, to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our common stock.

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

        Compliance with Other Laws.    We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our business, financial condition and results of operations.

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

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions. Our dockside facilities in Mississippi, Louisiana and Illinois are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. Reduced patronage and the loss of a dockside casino or riverboat from service for any period of time due to severe weather could adversely affect our business, financial condition and results of operations.

We depend on agreements with our horsemen and pari-mutuel clerks.

        The Federal Horseracing Act, the West Virginia Racing Act and the Pennsylvania Racing Act require that, in order to simulcast races, we have written agreements with the horse owners and trainers at our West Virginia and Pennsylvania race tracks. In addition, in order to operate gaming machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the gaming machines with a representative of a majority of the horse owners and trainers, a representative of a majority of the pari-mutuel clerks and a representative of a majority of the horse breeders. On March 23, 1999, we signed a new agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course with an initial term that expires on January 1, 2004. Our agreement with the Pennsylvania Harness Horsemen was entered into in November 1999 and ended on January 15, 2003. We have signed a new agreement that ends on January 15, 2004. At the Charles Town Entertainment Complex, we have an agreement with the Charles Town Horsemen that expired on December 31, 2002 but has been extended until September 30, 2003. Our agreement with the pari-mutuel clerks at Charles Town expires on December 31, 2004.

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

An Event of Default may occur under the indentures governing the Hollywood Shreveport notes.

        On March 14, 2003, Hollywood Casino Shreveport and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Shreveport notes, that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Shreveport notes as required under the indentures governing the notes or an "Event of Default" will have occurred. Under the terms of the indentures governing the Hollywood Shreveport notes, the issuers of the notes were required to make an offer to purchase the Hollywood Shreveport notes at 101% of the principal amount thereof within ten days of the March 3, 2003 consummation of the merger of our wholly-owned subsidiary with and into Hollywood Casino Corporation. Hollywood Casino Shreveport determined that it does not have the liquidity to repurchase the Hollywood Shreveport notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Hollywood Shreveport notes as required under the indentures. The Hollywood Shreveport notes are nonrecourse to us and our subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc., which we refer to as the Shreveport entities).

        We can provide no assurance that an "Event of Default" will not occur and that the holders of the Hollywood Shreveport notes will not pursue all rights and remedies that they may have under the indentures as a result. Further, any action on the part of the noteholders may require the Shreveport entities to seek the protection of the bankruptcy laws or other similar remedies.

Available Information

        For more information about us, visit our web site at www.pngaming.com. Our electronic filings with the Securities and Exchange Commission (including all Forms 10-K, 10-Q, and 8-K, and any amendments to these reports) are available free of charge through our web site within two days after we electronically file with or furnish them to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        The following describes our principal real estate properties:

        Charles Town Entertainment Complex.    We own a 250-acre parcel in Charles Town, WV, a portion of which contains the Charles Town Entertainment Complex. The Charles Town Entertainment Complex consists of a 83,600 square foot gaming area. The property also includes a 3/4-mile thoroughbred racetrack and an enclosed grandstand and clubhouse. We have a right of first refusal for an additional 250 acres that are adjacent to the facility.

        Casino Rouge.    We own five acres of a 23-acre site on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The remaining 18 acres of the site are currently leased. The property site serves as the dockside embarkation for the Casino Rouge and features a two-story embarkation building with a variety of entertainment amenities. The Casino Rouge is a four-story riverboat casino with 28,000 square feet of gaming area, which we own.

        Casino Magic—Bay St. Louis.    We own approximately 591 acres in the city of Bay St. Louis, MS, including the 17-acre marina where our barge with 39,500 square feet of gaming space is moored. The property includes an 18-hole golf course, two hotels, and other land-based facilities, all of which we own.

        Boomtown Biloxi.    We lease substantially all of the 19 acres on which Boomtown Biloxi is located under a 99-year lease that began in 1994. We also lease approximately 5.1 acres of submerged tidelands at the casino site from the State of Mississippi under a ten-year lease with a five-year option to renew. The property includes a casino with 33,600 square feet of gaming space as well as family entertainment center. We own the barge on which the casino is located and all of the land-based facilities.

        Bullwhackers.    Our Bullwhackers Casino, the adjoining Bullpen Sports Casino and the Silver Hawk Saloon and Casino are located on an approximately four acre site. The casinos on the property have 20,700 square feet of gaming space.

        Casino Rama.    We do not own any of the land located at or near the casino or Casino Rama's facilities and equipment. The Ontario Lottery and Gaming Corporation has a long-term ground lease with an affiliate of the Mnjikaning First Nation, for the land on which Casino Rama is situated. Under the Development and Operating Agreement, CHC Casinos has been granted a license coupled with an interest in land pursuant to which it, as the operator, has been granted full access to Casino Rama during the term of the Development and Operating Agreement to perform its services under the Agreement. A casino with 75,000 square feet of gaming space as well as a hotel are located on the site. The Casino Rama facilities are located on approximately 57 acres.

        Penn National Race Course.    We own approximately 225 acres in Grantville, PA where the Penn National Race Course is located. The property includes a one mile all-weather thoroughbred racetrack, a 7/8-mile turf track, a grandstand and a clubhouse. The property also includes approximately 400 acres surrounding the Penn National Race Course that are available for future expansion or development.

        Pocono Downs.    We own approximately 400 acres in Plains Township, outside of Wilkes-Barre, PA where Pocono Downs is located. The property includes a 5/8-mile all weather, lighted harness track, a grandstand and a clubhouse. A two-story building that houses the Pocono Downs office is also located on the property.

        Freehold Raceway.    Through our joint venture, we own a 51-acre site in Freehold in Western Monmouth County, NJ where Freehold Raceway in located. The property features a half-mile oval harness track and a 150,000 square foot grandstand.

        OTWs.    We own four of our existing OTW facilities and lease the remaining seven facilities. The following is a list of our OTW facilities and their locations:

  Our OTW Locations

Location	Size (Sq. Ft.)	Owned/Leased	Date Opened
Erie, PA	22,500	Owned	May, 1991
Reading, PA	22,500	Leased	May, 1992
Allentown, PA	28,500	Owned	July, 1993
Chambersburg, PA	12,500	Leased	April, 1994
York, PA	25,000	Leased	March, 1995
Lancaster, PA	24,000	Leased	July, 1996
Williamsport, PA	14,000	Owned	February, 1997
Carbondale, PA	13,000	Owned	March, 1998
Hazleton, PA	13,000	Leased	March, 1998
Johnstown, PA	14,220	Leased	September, 1998
East Stroudsburg, PA	12,000	Leased	July, 2000

Properties Acquired in Recent Acquisition

        On March 3, 2003, we acquired Hollywood Casino Corporation. As a result of this acquisition, we entered three new markets, Aurora, IL, Tunica, MS and Shreveport, LA. We have only recently begun to integrate Hollywood Casino and its properties into our operations and are still developing a first-hand understanding of its properties and have only information disclosed in the Hollywood Casino public filings and in connection with the acquisition.

        Aurora.    As of March 3, 2003, in Aurora, IL, we own a 117,000 square foot dockside barge structure and land based pavilion, with 53,000 square feet of gaming space. The property also includes two parking garages under capital lease agreements.

        Tunica.    As of March 3, 2003, we lease approximately 70 acres of land in Tunica, MS, which contains a single-level casino with 54,000 square feet of gaming space and other land-based facilities, including a hotel.

        Shreveport.    As of March 3, 2003, we lease approximately nine acres of land in Shreveport, IL, which contains a dockside casino with 59,000 square feet of gaming space along with a hotel and land-based pavilion that includes various entertainment amenities.

        Other.    We lease 11,045 square feet of office space in two office buildings in Wyomissing, Pennsylvania for our executive offices. The office buildings are owned by an affiliate of Peter M. Carlino, our Chairman and Chief Executive Officer. Prior to March 6, 2003, we also leased an aircraft from a company owned by one of our directors. We believe the lease terms for both the executive office and aircraft to be no less favorable than such lease terms that could have been obtained from unaffiliated third parties.

ITEM 3. LEGAL PROCEEDINGS

        We and our subsidiaries are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. We do not believe that the final outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations. In addition, we maintain what we believe is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact our consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

        The following proceedings could result in costs, settlements or damages that materially impact our consolidated financial condition or operating results. In each instance, we believe that we have meritorious defenses and/or counter-claims and intend to vigorously defend ourselves.

        In August 2002, Capitol Lake Properties, Inc., the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations, filed a lawsuit against us in the 19th Judicial District Court for the Parish of East Baton Rouge, LA seeking a declaratory judgment that the plaintiff is entitled to terminate the lease and/or void our option to renew the lease due to certain alleged defaults by us or our predecessors-in-interest. The current term of our lease expires in January 2004. Discovery has not yet commenced and no trial date has been set.

        In October 2002, in response to our plans to relocate the river barge underlying the Boomtown Casino to an adjacent property, Rafael Skrmetta, the lessor of the property on which the Boomtown Casino conducts a portion of its dockside operations, filed a lawsuit against us in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) we must use the leased premises for a gaming use or, in the alternative, (ii) after the move we will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved our request to relocate the barge. Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved our plan to relocate the barge. The case is in the discovery phase at this time. A trial date has not yet been set.

Litigation of Hollywood Casino Corporation

        On March 3, 2003, we acquired Hollywood Casino Corporation. Since this acquisition was consummated through the merger of one of our wholly-owned subsidiaries into Hollywood Casino Corporation, our consolidated financial condition and results of operations may now be affected by the final outcome of any pending legal or administrative proceedings against Hollywood Casino Corporation or its subsidiaries. At present, we do not believe that the final outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations. However, we have only recently begun to integrate Hollywood Casino and its properties into our operations and are still developing a first-hand understanding of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Range of Market Price

        Our common stock is quoted on The Nasdaq National Market under the symbol "PENN." The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The Nasdaq National Market, adjusted to reflect our June 25, 2002 stock split.

	High	Low
2001
First Quarter	$7.56	$4.63
Second Quarter	13.10	5.44
Third Quarter	13.99	6.48
Fourth Quarter	15.33	8.01
2002
First Quarter	$19.05	$12.43
Second Quarter	20.89	14.81
Third Quarter	20.85	11.00
Fourth Quarter	22.25	14.61

        The closing sale price per share of our common stock on The Nasdaq National Market on March 21, 2003, was $19.25. As of March 21, 2003, there were approximately 563 holders of record of our common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial and operating data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 are derived from our consolidated financial statements that have been audited by BDO Seidman, LLP, independent certified public accountants. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	1998	1999	2000(1)	2001(2)	2002(3)
	(in thousands, except per share data)
Income statement data:(4)
Revenue:
Gaming	$37,665	$55,415	$159,589	$364,139	$494,271
Racing	106,850	102,827	113,230	112,087	115,167
Management service fee	—	—	—	8,297	11,479
Other	9,550	12,118	27,788	57,193	64,342

Gross revenues	154,065	170,360	300,607	541,716	685,259
Less: Promotional allowances	—	—	(8,806)	(24,579)	(27,713)

Net Revenues	154,065	170,360	291,801	517,137	657,546

Operating expenses:
Gaming	26,544	34,951	94,087	206,633	278,807
Racing	70,303	68,808	77,063	78,110	84,002
General and administrative	23,932	30,030	44,677	92,003	113,964
Other	8,080	11,173	18,776	31,407	42,194
Depreciation and amortization	5,318	7,733	12,039	32,093	36,456

Total operating expenses	134,177	152,695	246,642	440,246	555,423

Income from operations	19,888	17,665	45,159	76,891	102,123
Other income (expenses), net	(7,866)	(7,155)	(16,447)	(40,525)	(44,405)

Income before income taxes and extraordinary item	12,022	10,510	28,712	36,366	57,718
Taxes on income	4,519	3,777	10,137	12,608	21,704

Income before extraordinary item	7,503	6,733	18,575	23,758	36,014
Extraordinary item—loss on early extinguishment of debt, net of income taxes of $4,615 in 2000 and $2,773 in 2002	—	—	(6,583)	—	(5,151)

Net income	$7,503	$6,733	$11,992	$23,758	$30,863

Per share data:(5)
Basic income per share before extraordinary item	$0.25	$0.23	$0.62	$0.78	$0.95
Basic net income per share	$0.25	$0.23	$0.40	$0.78	$0.82
Diluted income per share before extraordinary item	$0.24	$0.22	$0.60	$0.75	$0.92
Diluted net income per share	$0.24	$0.22	$0.39	$0.75	$0.79
Weighted shares outstanding—basic	30,030	29,674	29,936	30,653	37,775
Weighted shares outstanding—diluted	30,748	30,392	30,886	31,837	39,094
Other data:
Net cash provided by operating activities	$11,866	$22,461	$41,813	$85,833	$100,854
Net cash used in investing activities	(22,333)	(29,756)	(229,770)	(216,335)	(102,433)
Net cash provided by (used in) financing activities	(4,561)	9,903	201,810	145,593	18,312
Depreciation and amortization	5,318	7,733	12,039	32,093	36,456
Interest expense	8,804	9,613	20,644	46,096	42,104
EBITDA(6)	25,206	26,496	59,481	112,336	141,359
Capital expenditures	22,333	13,243	27,295	41,511	88,902
Balance sheet data:
Cash and cash equivalents	$6,826	$9,434	$23,287	$38,378	$55,121
Total assets	160,798	189,712	439,900	679,377	765,480
Total debt	78,256	91,213	309,299	458,909	375,018
Shareholders' equity	59,036	66,272	79,221	103,265	247,000

(1)
Reflects operations included since the August 8, 2000 acquisition of Casino Magic—Bay St. Louis casino and Boomtown Biloxi casino.

(2)
Reflects operations included since the April 27, 2001 acquisition of all of the gaming assets of CRC Holdings, Inc. and the minority interest in Louisiana Casino Cruises, Inc.

(3)
Reflects operations included since the April 25, 2002 acquisition of Bullwhackers.

(4)
Certain prior year amounts have been reclassified to conform to the current year presentation.

(5)
Per share data has been retroactively restated to reflect the increased number of common stock shares outstanding as a result of our June 25, 2002 stock split.

(6)
EBITDA or earnings before interest, taxes, depreciation and amortization, loss on change in fair value of interest rate swaps and gain/loss on sale of assets and inclusive of earnings from joint venture, is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. EBITDA information is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA. It should also be noted that other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We derive substantially all of our revenues from gaming and pari-mutuel operations. Since September 1997, our gaming revenues have accounted for an increasingly larger share of our total revenues. Our acquisition of Hollywood Casino Corporation in the first quarter of 2003 will continue to impact our revenue mix between gaming and pari-mutuel revenues on a prospective basis. Our pari-mutuel revenues have been derived from wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races at out-of-state locations. Our other revenues have been derived from admissions, program sales, food and beverage sales, concessions and certain other ancillary activities. For the years ended December 31, 2000, 2001 and 2002, gaming revenue represented approximately 54.0%, 81.3% and 84.7% of our total revenue, respectively.

Acquisitions

Casino Magic—Bay St. Louis and Boomtown Biloxi

        On August 8, 2000, we completed our acquisition of the Casino Magic—Bay St. Louis casino and the Boomtown Biloxi casino from Pinnacle Entertainment, Inc. for approximately $201.3 million in cash, including acquisition costs of $6.3 million. The purchase price was funded with a portion of the proceeds from a $350 million senior secured credit facility. As a result of the refinancing and repayment of existing debt, we recorded an $11.2 million pre-tax extraordinary charge, which was included in our results of operations for the year ended December 31, 2000. The results of operations for these properties from the period August 8, 2000 to December 31, 2002 are included in the results of operations discussed below.

Casino Rouge and Casino Rama

        On April 27, 2001, we completed our acquisition of Casino Rouge in Baton Rouge, Louisiana and the management contract for Casino Rama in Orillia, Ontario, Canada for approximately $182 million, including the repayment of existing debt of CRC and its subsidiaries. The purchase price of the acquisition was funded by the proceeds of our offering of 11 1/8% senior subordinated notes due 2008, which was completed in March 2001. The results of operations for these properties for the period April 27, 2001 to December 31, 2002 are included in the results of operations discussed below.

Bullwhackers Casino

        On April 25, 2002, we completed our acquisition of Bullwhackers Casino in Black Hawk, Colorado for approximately $7.1 million in cash, including acquisition costs of $.6 million. The results of operations of this property from the period April 25, 2002 to December 31, 2002 are included in the results of operations discussed below.

Acquisition Since 2002

Hollywood Casino Corporation

        On March 3, 2003, we completed our acquisition of Hollywood Casino Corporation for a total purchase price of approximately $774.3 million, including related acquisition costs and the repayment of debt of Hollywood Casino Corporation. The acquisition was funded with a portion of the proceeds of our $800 million senior secured credit facility and cash available from Hollywood Casino Corporation. The results of operations for Hollywood Casino will be included in our consolidated financial statements from such date. Hollywood Casino owns and operates distinctively themed casino entertainment facilities in major gaming markets in Aurora, IL, Tunica, MS and Shreveport, LA. As a result of the acquisition, we believe we will be the seventh largest gaming company in the U.S. based on gaming revenues. The acquisition expands our customer base and increases geographic diversity, allowing us to be less dependent on our Charles Town property for financial growth. Hollywood Casino also brings to us a solid brand with widespread recognition that we can apply, as appropriate, to our other assets to drive marketing programs and efficiencies. Under the terms of the agreement, one of our wholly-owned subsidiaries merged with and into Hollywood Casino, and Hollywood Casino stockholders received cash in the amount of $12.75 per share at closing, or $328.1 million, and holders of Hollywood Casino stock options received $19.0 million representing the aggregate difference between $12.75 per share and their option exercise prices.

Critical Accounting Estimates

        Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The critical accounting estimates that we believe are the most critical to aid in fully understanding our reported financial results include the following:

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

Valuation of long-lived tangible and intangible assets, including goodwill

        As a result of our acquisitions of the Mississippi properties in 2000 and CRC in 2001, intangible assets and goodwill increased significantly. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation and (ii) the ongoing evaluation for impairment.

        In connection with these acquisitions, a valuation was completed to determine the allocation of the purchase prices. Upon completion of the valuation process, approximately $146.9 million was allocated to goodwill and $25.7 million to the management service contract. The management service contract is amortizable under Financial Accounting Standards Board ("FASB") Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Because our goodwill is no longer amortized, there may be more volatility in reported income than under previous accounting standards because impairment losses, if any, are likely to occur irregularly in varying amounts. The purchase price allocation process requires management estimates and judgments as to the remaining useful lives of the assets purchased and present value computations for the management service contract. If growth rates, operating margins, or useful lives, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require an acceleration in amortization expense of the management service contract.

        At December 31, 2002, we had a net property and equipment balance of $450.9 million, representing 58.9% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring changes in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Accounting for income taxes

        We account for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized.

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

Litigation, Claims and Assessments

        We utilize estimates for litigation, claims and assessments. These estimates are based on our knowledge and experience regarding current and past events, as well as assumptions about future events. If our assessment of such a matter should change, we may have to change the estimate, which may have an adverse effect on our results of operations. Actual results could differ from these estimates.

Recent Accounting Pronouncements

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

        In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. We do not expect this Interpretation to have an effect on our consolidated financial statements.

        In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 requires entities to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred and is effective for our 2003 fiscal year. The adoption of SFAS 143 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This new pronouncement also amends Accounting Research Bulletin (ARB) No. 51 "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002, did not have any impact on our financial position, cash flows or results of operations for the year ended December 31, 2002.

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" applies to us. FASB No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 is effective for our fiscal year beginning January 1, 2003. We had losses on early extinguishment of debt, net of income taxes of $6.6 million and $5.2 million for the years ended

December 31, 2000 and 2002, respectively. These losses reflect the write-off of deferred finance fees and pre-payment fees associated with bank debt that was repaid with the proceeds of new financing. Effective January 1, 2003, pursuant to SFAS 145, the losses on early extinguishment of debt will be included in "Other expenses" in our consolidated Statements of Income.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. Those costs include, but are not limited to, the following: (1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. We will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but have adopted the enhanced disclosure requirements of SFAS 148.

Results of Operations

        The results of operations by property for the years ended December 31, 2000, 2001, and 2002 are summarized below (in thousands):

	Revenues(1)			EBITDA(2)
	2000	2001	2002	2000	2001	2002
Charles Town Entertainment Complex	$135,290	$193,624	$254,431	$35,469	$51,252	$67,242
Casino Magic-Bay St. Louis(3)	31,571	86,146	95,756	6,092	18,658	18,980
Boomtown Biloxi(3)	24,634	69,761	73,225	3,460	13,546	14,450
Casino Rouge(4)	—	61,980	105,034	—	15,444	27,685
Casino Rama Management Contract(4)	—	8,297	11,479	—	7,632	10,608
Bullwhackers(5)	—	—	16,843	—	—	1,427
Pennsylvania Racing Operations	101,937	98,713	102,516	18,171	14,709	13,148
New Jersey Joint Venture	—	—	—	2,322	2,531	1,965
Corporate eliminations(6)	(1,631)	(1,775)	(1,779)	—	—	—
Corporate overhead	—	391	41	(6,033)	(10,436)	(14,146)
Non-recurring charges and expenses	—	—	—	—	(1,000)	—

Total	$291,801	$517,137	$657,546	$59,481	$112,336	$141,359

(1)
Net revenues are net of promotional allowances.

(2)
EBITDA or earnings before interest, taxes, depreciation and amortization, loss on change in fair value of interest rate swaps and gain/loss on sale of assets and inclusive of earnings from joint venture, is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. EBITDA information is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA. It should also be noted that other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

(3)
Reflects results since the August 8, 2000 acquisition.

(4)
Reflects results since the April 27, 2001 acquisition.

(5)
Reflects results since the April 25, 2002 acquisition.

(6)
Primarily reflects intracompany transactions related to import/export simulcasting.

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

        Revenues for the year ended December 31, 2002 increased by $140.4 million, or 27.2%, to $657.5 million in 2002 from $517.1 million in 2001. Revenues increased at the Charles Town Entertainment Complex by $60.8 million, or 31.4%, to $254.4 million in 2002 from $193.6 million in 2001 as a result of the addition of gaming space, the building of a parking facility, an increase in the number of gaming machines in 2002 and a higher percentage in 2002 of coin-out machines compared to video voucher machines. The CRC properties, Casino Rouge and Casino Rama, which were acquired on April 27, 2001, increased revenues by $46.2 million, or 65.7%, to $116.5 million in 2002 from $70.3 million in 2001. The increase is primarily due to the inclusion of these properties for the full fiscal year in 2002. Revenues increased at our two Mississippi properties by $13.1 million, or 8.4%, to $169.0 million in 2002 from $155.9 million in 2001, as a result of the new hotel and increased marketing efforts. Our acquisition of Bullwhackers Casinos on April 25, 2002 added $16.8 million in revenues to our total for 2002. Revenues from the Pennsylvania racetracks and OTWs increased by approximately $3.8 million, or 3.9%, to $102.5 million in 2002 from $98.7 million in 2001 primarily due to an increase in wagering through our phone bet and internet call center.

        Operating expenses for the year ended December 31, 2002 increased by $115.2 million, or 26.2%, to $555.4 million in 2002 from $440.2 million in 2001. Operating expenses increased at the Charles Town Entertainment Complex by $44.7 million, or 29.3%, to $197.5 million in 2002 from $152.8 million in 2001 primarily due to increased gaming taxes paid to the State of West Virginia and additional cost of operating the new gaming areas. The CRC properties, Casino Rouge and Casino Rama, increased expenses by $33.3 million, or 61.3%, to $87.6 million in 2002 from $54.3 million in 2001. Operating expenses increased at our two Mississippi properties by $13.0 million, or 9.5%, to $149.4 million in 2002 from $136.4 million in 2001, primarily due to the opening and operation of the new Bay Tower Hotel at Casino Magic—Bay St. Louis, as well as, higher gaming revenues creating higher gaming taxes and increased marketing expenses. Bullwhackers Casinos added $15.9 million to expenses in 2002. Operating expenses at the Pennsylvania racetracks and OTWs increased by $4.7 million, or 5.3%, to $93.0 million in 2002 from $88.3 million in 2001, primarily due to direct racing-related expenses associated with the internet segment of our business. Corporate overhead increased by $3.6 million, or 34.3%, to $14.1 million in 2002 from $10.5 million in 2001 primarily due to additional corporate staff and office space needed to support the recent acquisitions, including the recent Hollywood acquisition.

        EBITDA increased by $29.1 million, or 25.9%, to $141.4 million in 2002 from $112.3 million in 2001. EBITDA increased by $34.8 million at our gaming operations due to facility expansion, the Bullwhackers acquisition, effective marketing and controlling costs. The Pennsylvania racetracks and OTWs and New Jersey joint venture EBITDA accounted for a decrease of $2.1 million over last year. Corporate overhead expenses increased by $3.6 million, or 34.3%, to $14.1 million in 2002 from $10.5 million in 2001.

        Net interest expense decreased by $2.5 million in 2002 as a result of restructuring our debt. By using the proceeds of our February 2002 equity offering and the $175 million senior subordinated note offering, we were able to reduce our outstanding debt by approximately $84 million.

        During the year ended 2002, we incurred a $5.8 million pre-tax charge to earnings as a result of the change in fair value of our interest rate swaps. The financial institutions that provided our $350 million senior credit facility required the interest rate swap agreements for the variable rate term loans. The term loans were repaid in March 2002 from the proceeds of our equity and senior subordinated note offering but the related interest rate swap agreements were not canceled. Generally accepted accounting principles require the change in fair value of the swaps be recognized in our financial statements as if they were settled at the end of each reporting period until the agreements expire.

        As part of our debt restructuring, we charged to operations deferred financing costs of $5.9 million related to the prepayment of the variable rate term loans provided by our $350 million senior credit facility. In addition, we paid a prepayment penalty of $2.0 million. The total, $7.9 million, has been reflected as an extraordinary item, net of income tax benefit of $2.8 million, in our consolidated statements of income for 2002.

Charles Town Entertainment Complex

        Total revenues for the year ended December 31, 2002 increased by $60.8 million, or 31.4%, to $254.4 million in 2002 from $193.6 million in 2001. Gaming revenues increased by $59.1 million, or 36.2%, to $222.1 million in 2002 from $163.0 million in 2001, primarily due to the addition of 30,000 square feet of gaming space, which was completed in September 2002. As a result of the expansion, we added 715 reel-spinning, coin-out gaming machines, bringing the total average number of machines to 2,312 for the year 2002, compared to 2,000 gaming machines for the year 2001. These additional gaming machines and the continued shift in machine mix to a higher percentage of reel-spinning, coin-out machines, resulted in an increase in average win per machine of $264 for the year ended December 31, 2002 compared to $224 for the year ended December 31, 2001. Racing revenues increased by $.3 million, or 1.5%, to $20.9 million in 2002 from $20.6 million in 2001, due to an increase in the number of jurisdictions carrying our signal and an increase in live racing days. Export racing revenue increased by $1.3 million, or 37.4%, as a result of running an additional 21 race days. Revenue from live and import simulcast races decreased by $1.0 million. The decrease in import racing is consistent with industry trends, while live racing was adversely affected by weather conditions in December 2002. Other revenue increased by $2 million, or 13.8%, to $16.5 million in 2002 from $14.5 million in 2001 primarily as a result of higher food and beverage revenues from opening of the new food court in July of 2002, the elimination of the buffets, a reduction in bus passenger promotions, and revenue producing contracts for other ancillary services.

        Total operating expenses for the year ended December 31, 2002 increased $44.7 million, or 29.3%, to $197.5 million in 2002 from $152.8 million in 2001. The increase was primarily due to an increase in gaming and racing related taxes of $37.3 million attributable to increased gaming and racing revenues and a change in gaming legislation that resulted in higher gaming taxes and a higher net administrative fee paid to the State of West Virginia. Salaries and wages increased by $4.6 million primarily due to additional staffing associated with increased gaming units, gaming square footage and expanded concession and dining facilities. Total marketing expenses decreased $1.2 million in 2002 as a result of the elimination of giveaway programs and live entertainment costs. The marketing focus in 2002 was on media advertising and promotional campaigns to increase awareness of the facility. Other expenses increased due to an increase in property insurance premiums, real estate taxes and operating costs associated with the expanded capacity of the facility. Depreciation and amortization increased by $1.2 million as a result of the $50 million expansion of the facility. EBITDA for the year ended December 31, 2002 increased by $15.9 million, or 31.0%, to $67.2 million in 2002 from $51.3 million in 2001.

Casino Rouge

        The acquisition of Casino Rouge in Baton Rouge, Louisiana was completed on April 27, 2001. Results for the year ended December 31, 2002 will compare a twelve month period in 2002 to an eight month period in 2001.

        Casino Rouge had total revenues for the twelve months ended December 31, 2002 of $105.0 million and $62.0 million for the eight-month period ended December 31, 2001. Based upon information published by the State of Louisiana Gaming Control Board, at December 31, 2002 our market share of gaming revenues was 57.6% compared to a market share of 53.6% at December 31, 2001. Our market share increased as a result of changes made to improve our slot product and a marketing program that is focused on increasing market share in patron counts and revenues. As a result, enrollment in our player's club has increased as well as the number of visits being tracked. During the summer, we had a strong increase in market share due to our marketing program and construction and renovations at our main competitor's operation.

        Operating expenses at Casino Rouge for the twelve months ended December 31, 2002 were $83.4 million and $51.3 million for the eight month period ended December 31, 2001. Gaming taxes as a percent of gaming expenses increased as a result of the increase in the Louisiana gaming tax rate and admissions tax rate that allows our boat to remain dockside. Since the hiring of a new general manager in March 2002, our management team has been reviewing the operations and staffing to develop a more efficient operation. These efforts have resulted in an increase in our operating margins to 26.3% on EBITDA of $27.7 million in 2002 compared to an operating margin of 24.8% on EBITDA of $15.4 million in 2001.

Casino Magic—Bay St. Louis

        For the year ended December 31, 2002, total revenues at Casino Magic Bay—St. Louis increased by $9.7 million, or 11.3%, to $95.8 million from $86.1 million in 2001. The opening of the new 14-story, 291-room Bay Tower hotel was the primary factor for increases in gaming and hotel revenue. Gaming revenues increased by $6.9 million, or 8.9%, to $84.3 million from $77.4 million in 2001. We were able to achieve these results by implementing a marketing program that emphasized group sales for the hotel and convention center, headliner entertainment and aggressive play-based promotions. As a result, our operations had an increase of 9.8% in slot play, a 3.3% increase in table game play and a 31.1% increase in hotel, food and beverage, golf and other revenue compared to 2001.

        Operating expenses for Casino Magic—Bay St. Louis increased by $10.3 million, or 13.7%, to $85.4 million in 2002 from $75.1 million in 2001. The primary factor contributing to the increase in expenses was the opening and operation of the new Bay Tower hotel. We incurred $1.2 million in pre-opening expenses relating to the new hotel and convention center that opened the last weekend in May 2002. Gaming tax expenses increased by $1.0 million due to increased slot and table play. Marketing expenses increased by $1.1 million to promote our new facility and amenities. Operating expenses, including payroll, increased by $2.2 million due to the opening of the new hotel and restaurant venues and customer service requirements for increased slot and table play. Administrative expenses increased by $5.3 million, primarily due to higher property and general liability insurance premiums, additional human resources expenses, including the cost of an on-site medical clinic and increased facilities expenses, such as maintenance and utilities costs. EBITDA increased by $.3 million, or 1.6%, to $19.0 million in 2002 from $18.7 million in 2001. Operating margins decreased to 19.8% in 2002 from 21.7% in 2001 due to pre-opening and operating costs associated with the Bay Tower hotel and convention center.

Boomtown Biloxi

        At Boomtown Biloxi total revenues increased by $3.4 million, or 4.9%, to $73.2 million in 2002 from $69.8 million in 2001. Gaming revenues increased by $3.5 million, or 5.7%, primarily as a result of an increase in slot machine play. The increase in slot play was driven by our refined marketing strategy which focuses on direct mail marketing to known customers and new mass marketing campaigns highlighting our being voted best in five categories by the readers of a local Gulf Coast newspaper.

        Operating expenses for Boomtown Biloxi increased by $2.7 million, or 4.4%, to $64.0 million in 2002 from $61.3 million in 2001. Gaming taxes increased by $.5 million as a result of the increased gaming revenue. Payroll and benefits expenses increased by $.7 million primarily due to increases in health insurance costs and other benefit programs. Food and beverage expenses decreased by $.6 million due to lower costs of goods sold from our joint purchasing program with Casino Magic—Bay St. Louis. Administrative expenses increased by $1.1 million due to increases in our property and general liability insurance programs, our land lease, which is based on a percentage of gaming revenues, and other general operating expenses. EBITDA increased by $1.0 million, or 7.4%, to $14.5 million in 2002 from $13.5 million in 2001. Operating margins increased to 19.8% in 2002 compared to 19.3% in 2001.

Bullwhackers

        The acquisition of Bullwhackers was completed on April 25, 2002. For the period April 25 to December 31, 2002, Bullwhackers had revenues of $16.8 million consisting mainly of gaming revenue. Operating expenses totaled $15.4 million; EBITDA was $1.4 million and operating margins were 8.3% for the period.

        Since the purchase we have implemented a new player tracking system to assist with our marketing programs, evaluated employee performance and staffing levels and reviewed operations for cost effectiveness. Our new management team has implemented a number of new initiatives to improve operating margins for 2003. In December we started renovations to the interior and exterior of our casinos at a cost of $4.0 million to improve the quality of the customer experience and increase our market share. Operating results have been adversely affected by a major road construction project on the main highway leading into Black Hawk. This project was started in early September 2002 and should be completed by the end of the second quarter of 2003.

Casino Rama

        The acquisition of a management contract to operate Casino Rama in Orillia, Canada, was completed on April 27, 2001. Results for the year ended December 31, 2002 will compare a twelve month period in 2002 to an eight month period in 2001.

        Management service fees earned under the Casino Rama management contract for the twelve months ended December 31, 2002 were $11.5 compared to $8.3 million for eight months ended December 31, 2001. The opening of the new entertainment center in July 2001 and the new hotel and convention center in July 2002 have positively impacted the management service fees. The new facilities have helped to offset the negative impact of the opening of new competition, and the expansion of existing competition, in locations between Toronto and Casino Rama. EBITDA was $10.6 million in 2002 and $7.6 million in 2001.

Pennsylvania Racing

        Revenues for Penn National Race Course, Pocono Downs and the eleven OTWs increased by $3.8 million, or 3.9%, to $102.5 million in 2002 from $98.7 million in 2001. Wagering through our call center accounted for most of the increase. We opened the call center last summer in Grantville, PA and focused on telephone account wagering growth through our Players' Choice® programs and on Internet wagering growth through joint ventures with eBetUSA and Playboy®. These programs have resulted in a significant growth in telephone account activity and internet wagering. Penn National Race Course wagering on live races and commissions earned on export simulcasts were adversely affected due to the cancellation of eleven race days during the year because of weather. We lost seven race days in the fourth quarter. Penn National Race Course and Pocono Downs continue to focus on increasing the average number of horses per race that will improve the quality of our race program. With a better race program, we anticipate increased wagering on our live program and export simulcasts. Other factors that contributed to increased revenues include a change in our marketing approach from a focus on increasing attendance to increasing the frequency of visits from our existing customers, customer service improvements, and a food and beverage menu change at our off-track wagering facilities.

        Operating expenses increased by $4.7 million, or 5.3%, to $93.0 million in 2002 from $88.3 million in 2001. Direct racing related expenses, including, but not limited to, purses, simulcast fees and pari-mutuel taxes, accounted for $2.8 million of the increase. Increases in payroll, employee benefits, marketing and property and general liability insurance programs accounted for the balance of the expense increases. EBITDA decreased by $1.6 million, or 10.9%, to $13.1 million in 2002 from $14.7 million in 2001. Operating margins decreased to 12.8% in 2002 compared to 14.9% in 2001.

Corporate Overhead Expenses

        Corporate overhead expenses increased by $3.6 million, or 34.3%, to $14.1 million in 2002 from $10.5 million in 2001. Salaries and wages, payroll taxes, and employee benefits increased by $3.0 million as a result of additional staff at the corporate office necessary to support recent acquisitions, severance payments and additional payroll expense due to the accelerated vesting of stock options. Legal expenses increased by approximately $.6 million due to an increase in litigation and regulatory compliance expenses. Travel expenses increased by approximately $.6 million due to the increase in travel required for the management of our properties.

New Jersey Joint Venture

        We have an investment in Pennwood Racing, Inc., which operates Freehold Raceway in New Jersey and, until May 2001, operated Garden State Park in New Jersey. In May 2001, Garden State Park was sold and the joint venture ceased operating Garden State Park. Our 50% share of Pennwood's net income was $2.0 million in 2002, compared to $2.5 million in 2001, and was recorded as other income on the income statement. The decrease in the joint venture's net income in 2002 is a result of the lost revenue from wagering that took place at Garden State Park offset by the savings in operating expenses that were realized by closing the facility.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

        The format of the presentation of the year ended December 21, 2001 compared to the year ended December 31, 2000 has changed from the presentation in our Annual Report on Form 10-K for the fiscal year ended 2001. The presentation has been changed to conform to the format of other information presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, the financial information reflects the reclassification of items of revenue and expense to conform to currently effective accounting pronouncements.

        Revenues for the year ended December 31, 2001 increased by $225.3 million, or 77.2%, to $517.1 million in 2001 from $291.8 million in 2000. Revenues increased at the Charles Town Entertainment Complex by $58.3 million, or 43.1%, to $193.6 million in 2001 from $135.3 million in 2000 as a result of an increase in the number of gaming machines from 1,500 to 2,000 in 2001 and a higher percentage in 2001 of coin-out machines compared to video voucher machines. Revenues increased at our Mississippi properties by $99.7 million to $155.9 million in 2001 from $56.2 million in 2000 (which represented revenues from the August 8, 2000 acquisition date through December 31, 2000). The CRC properties, which were acquired on April 27, 2001, accounted for $70.3 million of the increase. Revenues from the Pennsylvania racetracks and OTWs decreased by approximately $3.2 million due to a Commonwealth of Pennsylvania racing subsidy of $1.6 million received in 2000 but not in 2001 and a decrease in wagering.

        Operating expenses for the year ended December 31, 2001 increased by $193.6 million, or 78.5%, to $440.2 million in 2001 from $246.6 million in 2000. Operating expenses increased at the Charles Town Entertainment Complex by $48.7 million, or 46.8%, to $152.8 million in 2001 from $104.1 million in 2000 due in large part to additional gaming machines in 2001 and a higher percentage of more expensive coin-out machines compared to video voucher machines. Operating expenses increased at our Mississippi properties by $85.9 million to $136.4 million in 2001 from $50.5 million in 2000. The CRC properties also accounted for $53.7 million of the increase. Operating expenses at the Pennsylvania racetracks and OTWs increased by $.6 million. Corporate overhead increased by $4.5 million, or 75.0%, to $10.5 million in 2001 from $6.0 million in 2000 primarily due to additional corporate staff needed to support the recent acquisitions.

        EBITDA increased by $52.8 million, or 88.7%, to $112.3 million in 2001 from $59.5 million in 2000. EBITDA at the Charles Town Entertainment Complex increased by $14.8 million, or 41.7%, to

$50.3 million in 2001 from $35.5 million in 2000. EBITDA increased at our Mississippi properties by $22.6 million to $32.2 million in 2001 from $9.6 million in 2000. The CRC properties accounted for $23.1 million of the increase. The Pennsylvania racetracks and OTWs and New Jersey joint venture EBITDA accounted for a decrease of $3.2 million over last year. Corporate overhead increased by $4.5 million, or 75.0%, to $10.5 million in 2001 from $6.0 million in 2000.

        Net interest expense increased $24.3 million in 2001 due primarily to additional borrowings in August 2000 of approximately $200.0 million to finance the Mississippi acquisitions and $200.0 million in April 2001 to finance the CRC acquisition.

Charles Town Entertainment Complex

        Total revenues for the year ended December 31, 2001 increased by $58.3 million, or 43.1%, to $193.6 million in 2001 from $135.3 million in 2000. Gaming revenues increased by $55.7 million, or 51.0%, to $165.0 million in 2001 from $109.3 million in 2000, primarily due to expansion of the gaming floor, which was completed in December 2000. As a result of the expansion, we added 500 reel-spinning, coin-out gaming machines, bringing the total average number of machines to approximately 2,000 for the year 2001, compared to approximately 1,500 gaming machines for the year 2000. These additional gaming machines and the continued shift in machine mix to a higher percentage of reel-spinning, coin-out machines, resulted in an increase in average win per machine of $224 for the year ended December 31, 2001 compared to $199 for the year ended December 31, 2000. Racing revenues increased by $1.8 million, or 8.9%, to $22.1 million in 2001 from $20.3 million in 2000. This increase was primarily due to 25 additional racing days and an increase in export wagering by $43.1 million, or 28.2%, to $196.2 million as a result of additional racing days and overall larger per day wagering averages. Other revenue increased by $.8 million, or 14.0%, to $6.5 million in 2001 from $5.7 million in 2000 primarily as a result of higher food and beverage revenues from opening of the Sundance Cafe™ in November 2000, and expansion of the concession areas, dining room and the buffet.

        Total operating expenses for the year ended December 31, 2001 increased $48.7 million, or 46.8%, to $152.8 million in 2001 from $104.1 million in 2000. The increase was primarily due to an increase in gaming and racing related taxes of $32.5 million attributable to increased gaming and racing revenues and a change in gaming legislation that resulted in higher gaming taxes and a higher net administrative fee paid to the State of West Virginia. Salaries and wages increased by $5.2 million primarily due to additional staffing associated with increased gaming units, gaming square footage and expanded concession and dining facilities. Total marketing expenses increased $1.9 million in 2001 as a result of additional media advertising and promotional campaigns to increase awareness of the facility. Other expenses increased due to an increase in property insurance premiums and operating costs associated with the expanded capacity of the facility. Depreciation and amortization increased by $4.8 million as a result of higher capital expenditures in 2001. EBITDA for the year ended December 31, 2001 increased by $14.8 million, or 41.7%, to $50.3 million in 2001 from $35.5 million in 2000.

Casino Rouge

        The acquisition of Casino Rouge in Baton Rouge, Louisiana, was completed on April 27, 2001. For the period from April 28, 2001 to December 31, 2001, Casino Rouge had revenues of $62.0 million consisting mainly of gaming revenues. Operating expenses for Casino Rouge totaled $51.3 million consisting of gaming ($29.4 million), other ($3.4 million), general and administrative ($13.8 million) and depreciation and amortization expense ($4.7 million). EBITDA for Casino Rouge totaled $15.4 million for the same period.

Casino Magic—Bay St. Louis

        Operating results in 2000 for Casino Magic—Bay St Louis only include the period from August 8, 2000 through December 31, 2000. For the year ended December 31, 2001, Casino Magic—Bay St. Louis had revenues of $86.1 million consisting mainly of gaming revenue. Operating expenses for Casino Magic—Bay St. Louis totaled $75.1 million EBITDA for Casino Magic—Bay St. Louis totaled $18.7 million for the period. Casino Magic—Bay St. Louis has numerous competitors, many of which have greater name recognition and financial and marketing resources than we do. Competition in the Mississippi gaming markets is significantly more intense than the competition that our gaming operations face in West Virginia or our pari-mutuel operations face in Pennsylvania and New Jersey.

Boomtown Biloxi

        Operating results in 2000 for Boomtown Biloxi only include the period from August 8, 2000 through December 31, 2000. For the year ended December 31, 2001, Boomtown Biloxi had revenues of $69.8 million consisting mainly of gaming revenue. Operating expenses for Boomtown Biloxi totaled $61.3 million. EBITDA for Boomtown Biloxi totaled $13.5 million for the period. Boomtown Biloxi has numerous competitors, many of which have greater name recognition and financial and marketing resources than we do. Competition in the Mississippi gaming markets is significantly more intense than the competition that our gaming operations face in West Virginia or our pari-mutuel operations face in Pennsylvania and New Jersey.

Casino Rama

        The acquisition of a management contract to operate Casino Rama in Orillia, Canada, was completed on April 27, 2001. For the period from April 28, 2001 to December 31, 2001, management fees from the Casino Rama management contract totaled $8.3 million for which there was $.7 million of direct operating expenses relating to the associated revenues and amortization of $1.7 million related to the management services contract. EBITDA for Casino Rama totaled $7.6 million for the same period.

Pennsylvania Racing

        Revenues for Penn National Race Course, Pocono Downs and the eleven OTWs for the year ended December 31, 2001 decreased by $3.2 million, or 3.1%, to $98.7 million in 2001 from $101.9 million in 2000. Live racing revenue accounted for $1.4 million of the decrease as a result of a decline in attendance, inclement weather and smaller fields in the first five months of 2001. Full card simulcasting accounted for $2.0 million of the decrease, again due to lower attendance in 2001. Other racing revenue declined by $1.6 million in 2001 compared to 2000 as a result of a Commonwealth of Pennsylvania racing subsidy received in 2000 but not in 2001. Although the Commonwealth passed a similar subsidy measure in 2001, subsidy payments by the Commonwealth were frozen and were not received. This decrease was partially offset by an increase in revenues of approximately $2.3 million due to the opening of a new OTW facility in East Stroudsburg, PA, that was in operation for all of 2001 compared to five months in 2000.

        Operating expenses for the year ended December 31, 2001 increased by $.6 million, or .68%, to $88.3 million in 2001 from $87.7 million in 2000. Other operating expenses, administrative expenses and concessions expenses increased $.9 million to $11.6 million compared to $10.7 million for the same period the previous year due to a full year of operations at the East Stroudsburg OTW. Racing-related expenses such as purses, simulcast fees and pari-mutuel taxes declined by $.6 million, in part due to lower racing revenues. EBITDA for the year ended December 31, 2001 decreased by $3.5 million, or 80.1%, to $14.7 million in 2001 from $18.2 million in 2000.

Corporate Overhead Expenses

        Corporate overhead expenses increased by $4.5 million, or 75.0%, to $10.5 million in 2001 from $6.0 million in 2000. Salaries and wages, payroll taxes, employee benefits, relocation expenses and office rent increased by $2.0 million due to the addition of new staff at the corporate office to support the Mississippi and CRC acquisitions. Liability insurance increased by $.5 million due to increased limits for general liability, fiduciary and directors and officers liability insurance and increased insurance rates as a result of market conditions. Consulting and professional services increased by $1.0 million due to acquisition-related activities and regulatory expenses. Travel expenses increased by $.4 million as a result of supporting properties in Mississippi, Louisiana and Canada.

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

        Net cash provided by operating activities was $100.9 million for the year ended December 31, 2002. This consisted of net income of $30.9 million, non-cash reconciling items of $64.7 million and net increases in current liability accounts along with net decreases in current asset accounts of $5.3 million, net of assets and liabilities acquired in the Bullwhackers acquisition.

        Cash flows used in investing activities totaled $102.4 million for the year ended December 31, 2002. Expenditures for property, plant, and equipment totaled $88.9 million and included renovations of the buffet restaurant and new hotel construction at Casino Magic—Bay St. Louis of $22.5 million, the 1,500 space structured parking facility and additional 30,000 square feet of gaming space at Charles Town of $50.4 million, maintenance capital expenditures at our properties of $14.6 million, and Bullwhackers renovations of $1.4 million. Net payments under interest rate swaps were $3.8 million. Proceeds from the sale of property and equipment were $.4 million. The aggregate purchase price for the Bullwhackers acquisition was $7.1 million. Costs incurred in connection with the Hollywood acquisition were $2.5 million. Cash in escrow decreased by $.5 million as a result of a deposit made for Bullwhackers land.

        Cash flows from financing activities provided net cash flow of $18.3 million for the year ended December 31, 2002. Aggregate proceeds from the issuance of notes were $173.8 million, of which $3.3 million was used to pay financing costs associated with the issuance. Principal payments on long-term debt under our existing credit facility, net of additional borrowings on the revolving line of credit, were $258.9 million. Net proceeds from the exercise of stock options totaled $10.6 million. Proceeds from an equity offering totaled $96.1 million.

Capital Expenditures

        The following table summarizes our planned capital expenditures, other than maintenance capital expenditures, by property for the fiscal year ended December 31, 2003 (in thousands):

Year Ending December 31, 2003
Property
Charles Town Entertainment Complex	$24,000
Boomtown Biloxi	24,000
Bullwhackers Casino	10,000
Corporate	600

Totals	$58,600

        The Charles Town Facility is in the process of adding 38,300 square feet of gaming space, which will house approximately 800 additional slot machines, expand the food court and provide space for an entertainment facility. Cost of the construction and related activities is estimated at $24.0 million, of which we have contracts in the amount of $13.3 million. The project is anticipated to be completed by the third quarter of 2003.

        In January 2002, we signed an option to purchase approximately 4 acres of land adjacent to our Boomtown Biloxi property for $4.0 million. The purchase is contingent upon receiving certain governmental and third-party consents, authorizations, approvals and licenses which we expect could occur in 2003. If successful, we expect to use the land for additional parking for our Boomtown Biloxi facility and to expand the property in the event that we move the boat.

        In 2002, we began refurbishing the Bullwhackers facade and interior. We expect to spend an additional $4.0 million, which includes the purchase of $1.0 million of slot machines and related equipment, in 2003 on this project. As of March 12, 2003, we have contracts in the amount of $1.6 million. This project is scheduled for completion in the second quarter of 2003. In the fourth quarter of 2002, we signed an agreement to purchase a land lease. There is currently $1.0 million in escrow to execute this $6 million land purchase in April 2003. The purchase will save approximately $1 million per year based on current operating performance.

        In 2003 we are expanding our corporate offices to allow for additional workstation and office space due to increased personnel. The first portion of this project is scheduled for completion in the second quarter of 2003.

        For 2003, we expect to expend approximately $30 million for maintenance capital expenditures at our properties, including the Hollywood Casino properties.

        We expect to use cash generated from operations and cash available under the revolver portion of our senior secured credit facility to fund our anticipated capital expenditure and maintenance capital expenditures in 2003. See "—Outlook" below.

$350 Million Senior Secured Credit Facility

        On August 8, 2000, we entered into a $350 million senior secured credit facility with a syndicate of lenders led by Lehman Brothers Inc. and CIBC World Markets Corp. that replaced our then-existing credit facilities. In connection with our equity and debt financing transactions in February 2002, we repaid the entire then-outstanding balances under the Tranche A and Tranche B term loans. As of December 31, 2002, there was no outstanding balance on the revolving credit facility and $71.0 million was available for re-borrowing (after giving effect to outstanding letters of credit as of December 31,

2002). Subsequently, on March 3, 2003, we terminated this facility when we entered into our new $800 million senior secured credit facility described below.

$800 Million Senior Secured Credit Facility

        On March 3, 2003, we entered into an $800 million senior secured credit facility with a syndicate of lenders that replaced our $350 million credit facility.

        The credit facility is comprised of a $100.0 million revolving credit facility maturing on September 1, 2007, a $100.0 million Term A facility loan maturing on September 1, 2007 and a $600 million Term B Facility loan maturing on September 1, 2007. The maturity dates will be extended to the fifth anniversary dates for the revolving and Term A loans and the sixth anniversary date for the Term B loan if our outstanding 11 1/8% Senior Subordinated Notes due 2008 are refinanced in full to a date that is at least seven years and 181 days after March 3, 2003. Up to $20.0 million of the revolving credit facility may be used for the issuance of standby letters of credit. In addition, up to $20 million of the revolving credit facility also may be used for short-term credit to be provided to us on a same-day basis. On March 3, 2003 we borrowed the entire Term A and Term B term loans to complete the purchase of Hollywood Casino and to call their $360 million Senior Secured Notes.

        At our option, the revolving and the Term A credit facilities may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the base rate of interest that the Administrative Agent announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 3.25%, in either case, with the applicable rate based on our total leverage. The Term B credit facility may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the base rate of interest that the Administrative Agent announces from time to time as its prime lending rate plus an applicable margin of up to 3.00%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 4.00%, in either case, with the applicable rate based on our total leverage.

        The terms of our $800 million senior secured credit facility require us to satisfy certain financial covenants, such as leverage and fixed charge coverage ratios, and limitations on indebtedness, liens, investments and capital expenditures.

11 1/8% Senior Subordinated Notes due 2008

        On March 12, 2001, we completed a private offering of $200,000,000 of our 11 1/8% senior subordinated notes due 2008. The net proceeds of the 11 1/8% notes were used, in part, to finance our acquisition of Casino Rouge and the management service contract at Casino Rama, including the repayment of certain existing indebtedness of CRC. Interest on the 11 1/8% notes is payable on March 1 and September 1 of each year. The 11 1/8% notes mature on March 1, 2008. As of December 31, 2002, all of the principal amount of the 11 1/8% notes is outstanding.

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

8 7/8% Senior Subordinated Notes due 2010

        On February 28, 2002, we completed a public offering of $175,000,000 of our 8 7/8% senior subordinated notes due 2010. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2002. The 8 7/8% notes mature on March 15, 2010. As of December 31, 2002, all of the principal amount of the 8 7/8% notes is outstanding. We have used the net proceeds from the offering, totaling approximately $170.1 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under the existing senior secured credit facility.

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

Equity Offering

        On February 20, 2002, we completed a public offering of 9,200,000 shares of our common stock at a public offering price of $15.25 per share. Of the common shares sold in the offering, 6,700,000 shares were sold by us and 2,500,000 shares were sold by The Carlino Family Trust, a related party. We used the net proceeds from the offering, totaling approximately $96.1 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under the existing senior secured credit facility. We did not receive any proceeds from the offering by The Carlino Family Trust.

Commitments and Contingencies

  —Contractual Cash Obligations

        As discussed above, in February 2002 we completed public offerings of common stock and 8 7/8% senior subordinated notes and used the proceeds of those offerings to repay the outstanding term loan indebtedness under the senior secured credit facility. As of December 31, 2002, there was no indebtedness outstanding under the credit facility and there was approximately $71.0 million available for borrowing under the revolving credit portion of the credit facility. The following table reflects these recent offerings and the repayment of the senior secured credit facility as of December 31, 2002 (in thousands):

	Payments Due By Period
	Total	2003	2004 - 2005	2006 - 2007	2008 and After
Senior secured credit facility(1)	$—	$—	$—	$—	$—
11 1/8% senior subordinated notes due 2008(2)
Principal	200,000	—	—	—	200,000
Interest	122,375	22,250	44,500	44,500	11,125
8 7/8% senior subordinated notes due 2010(3)
Principal	175,000	—	—	—	175,000
Interest	116,484	15,531	31,063	31,062	38,828
Operating leases	37,963	5,119	7,353	5,048	20,443

Total	$651,822	$42,900	$81,916	$80,610	$445,396

(1)
As of December 31, 2002 there was no indebtedness outstanding under the credit facility and there was approximately $71.0 million available for borrowing under the revolving credit portion of the credit facility.

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

  —Other Commercial Commitments

        The following table presents our material commercial commitments as of December 31, 2002 for the following future periods:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	2003	2004 - 2005	2006 - 2007	2008 and After
	(in thousands)
Revolving Credit Facility(1)	$—	$—	$—	$—	$—
Letters of Credit(1)	4,011	4,011	—	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	9,583	767	8,816	—	—

Total	$13,594	$4,778	$8,816	$—	$—

(1)
The available balance under the revolving portion of the $75.0 senior secured credit facility is diminished by outstanding letters of credit.

(2)
In connection with our 50% ownership interest in Pennwood Racing, Inc., our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood's lender to guarantee up to 50% of Pennwood's $19.2 million term loan. Our obligation as of December 31, 2002 under this guarantee is approximately $9.6 million.

  —Interest Rate Swap Agreements

        See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" below.

Hollywood Shreveport Notes

        Hollywood Casino Shreveport and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% senior secured notes due 2006 and $39 million aggregate principal amount of 13% first mortgage notes due 2006, which we refer to in this document as the Hollywood Shreveport notes. Hollywood Casino Shreveport is a general partnership that owns and operates the Hollywood Shreveport casino. Shreveport Capital Corporation is a wholly owned subsidiary of Hollywood Casino Shreveport formed solely for the purpose of being a co-issuer of the Hollywood Shreveport notes.

        The Hollywood Shreveport notes are non-recourse to us and our subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc., which we refer to as the Shreveport entities) and are secured by substantially all of the assets of the Hollywood Shreveport casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

        The indentures governing the Hollywood Shreveport notes require the issuers to make an offer to purchase the Hollywood Shreveport notes at 101% of the principal amount thereof within 10 days of the occurrence of a "Change of Control" as defined in the indentures. A "Change of Control" was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of our wholly owned subsidiary with and into Hollywood Casino Corporation. Hollywood Casino Shreveport determined that it does not have the liquidity to repurchase the Hollywood Shreveport notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Hollywood Shreveport notes as required under the indentures.

        On March 14, 2003, Hollywood Casino Shreveport and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Shreveport notes that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Shreveport notes or an "Event of Default" will have occurred under the indentures. There can be no assurance that an "Event of Default" will not occur and that the holders of the Hollywood Shreveport notes will not pursue all rights and remedies that they may have under the indentures as a result. Further, any action on the part of the noteholders may require the Shreveport entities to seek the protection of the bankruptcy laws or other similar remedies.

Outlook

        Based on our current level of operations, and anticipated revenue growth, we believe that cash generated from operations and amounts available under our credit facility will be adequate to meet the anticipated debt service requirements, capital expenditures and working capital needs for Penn National Gaming, Inc. and its restricted subsidiaries for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available under our credit facility or otherwise will be available to enable us to service our indebtedness, including the credit facility and the notes, to retire or redeem the notes when required or to make anticipated capital expenditures. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. We may need to refinance all or a portion of our debt on or before maturity. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On December 20, 2000, we entered into an interest rate swap with a notional amount of $100 million and a termination date of December 22, 2003. Under this agreement, we pay a fixed rate of 5.835% against a variable interest rate based on the 90-day LIBOR rate. On August 3, 2001, we entered into an interest rate swap with a notional amount of $36 million with a termination date of June 30, 2004. Under this agreement, we pay a fixed rate of 4.8125% against a variable interest rate based on the 90-day LIBOR rate. At December 31, 2002, the 90-day LIBOR rate was 1.4%. We entered into these interest rates swap agreements due to the requirements of the senior secured credit facility and to reduce the impact of future variable interest payments related to our senior secured credit facility.

        In 2001, we accounted for the effective interest rate swap agreements as cash flow hedges. The changes in the fair values of effective interest rate swaps were recorded as adjustments to accrued interest in the accompanying consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, which as of December 31, 2001 amounted to $3.8 million, net of an income tax benefit of $2.0 million. The amount of ineffectiveness related to the cash flow hedges in 2001 and 2002 was immaterial. In March 2002, we repaid all of its then outstanding variable rate debt with the issuance of the 8 7/8% Senior Subordinated Notes, fixed rate debt. The hedge designation was removed. Subsequent changes in the fair value of the interest rate swap contracts are recognized as adjustments to loss on change in fair values of interest rate swaps in the accompanying statements of income in the period in which they occur. Accordingly, we have recorded a non-cash pre-tax loss of $5.8 million, or $.09 per diluted share after tax, for the year ended December 31, 2002. Amounts previously recognized in other comprehensive income will be reclassified to income over the remaining term of the swap as we incur interest expense on the replacement debt. Over the next twelve months, approximately $2.4 million will be reclassified to income. On March 3, 2003, we terminated our $36 million notional amount interest rate swap originally scheduled to expire in June 2004. We paid $1.9 million to terminate the swap agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

Board of Directors
Penn National Gaming, Inc. and subsidiaries
Wyomissing, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in the Summary of Significant Accounting Policies in the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets."

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP

Philadelphia, Pennsylvania
January 30, 2003, except for Note 15,
    which is as of March 14, 2003

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

December 31,	2001	2002
Assets
Current assets:
Cash and cash equivalents	$38,378	$55,121
Receivables	19,367	19,418
Prepaid income taxes	—	6,415
Prepaid expenses and other current assets	7,751	9,080
Deferred income taxes	4,610	4,405

Total current assets	70,106	94,439

Net property and equipment, at cost	389,919	450,886

Other assets:
Investment in and advances to unconsolidated affiliate	14,187	16,152
Excess of cost over fair market value of net assets acquired	160,210	160,506
Management service contract (net of accumulated amortization of $1,695 and $4,206, respectively)	24,050	21,539
Deferred financing costs, net	14,090	10,463
Miscellaneous	6,815	11,495

Total other assets	219,352	220,155

	$679,377	$765,480

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$15,141	$18
Accounts payable	18,975	19,450
Accrued liabilities:
Expenses	19,623	21,973
Interest	14,263	18,041
Salaries and wages	13,533	17,351
Gaming, pari-mutuel, property and other taxes	5,272	9,282
Income taxes payable	180	—
Other current liabilities	5,108	6,867

Total current liabilities	92,095	92,982

Long-term liabilities:
Long-term debt, net of current maturities	443,768	375,000
Deferred income taxes	40,249	50,498

Total long-term liabilities	484,017	425,498

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; shares issued 31,866,850 and 40,033,684, respectively	160	403
Treasury stock, at cost 849,400 shares	(2,379)	(2,379)
Additional paid-in capital	43,605	154,049
Retained earnings	65,721	96,584
Accumulated other comprehensive loss	(3,842)	(1,657)

Total shareholders' equity	103,265	247,000

	$679,377	$765,480

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

Year ended December 31,	2000	2001	2002
Revenues:
Gaming	$159,589	$364,139	$494,271
Racing	113,230	112,087	115,167
Management service fee	—	8,297	11,479
Food, beverage and other revenue	27,788	57,193	64,342

Gross revenues	300,607	541,716	685,259
Less: Promotional allowances	(8,806)	(24,579)	(27,713)

Net revenues	291,801	517,137	657,546

Operating expenses:
Gaming	94,087	206,633	278,807
Racing	77,063	78,110	84,002
Food, beverage and other expenses	18,776	31,407	42,194
General and administrative	44,677	92,003	113,964
Depreciation and amortization	12,039	32,093	36,456

Total operating expenses	246,642	440,246	555,423

Income from operations	45,159	76,891	102,123
Other income (expense):
Interest expense	(20,644)	(46,096)	(42,104)
Interest income	1,875	3,040	1,553
Earnings from joint venture	2,322	2,531	1,965
Loss on change in fair values of interest rate swaps	—	—	(5,819)

Total other expense	(16,447)	(40,525)	(44,405)

Income before income taxes and extraordinary item	28,712	36,366	57,718
Taxes on income	10,137	12,608	21,704

Income before extraordinary item	18,575	23,758	36,014

Extraordinary item, loss on early extinguishment of debt, net of income tax benefit of $4,615, $-0- and $2,773, respectively	(6,583)	—	(5,151)

Net income	$11,992	$23,758	$30,863

Per share data:
Basic
Income before extraordinary item	$.62	$.78	$.95
Extraordinary item	(.22)	—	(.13)

Net income	$.40	$.78	$.82

Diluted
Income before extraordinary item	$.60	$.75	$.92
Extraordinary item	(.21)	—	(.13)

Net income	$.39	$.75	$.79

Weighted average shares outstanding:
Basic	29,936	30,653	37,775
Diluted	30,886	31,837	39,094

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(In thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Loss
			Treasury Stock	Additional Paid-In Capital	Retained Earnings			Comprehensive Income
	Shares	Amount					Total
Balance, December 31, 1999	30,628,350	$153	$(2,379)	$38,527	$29,971	$—	$66,272	$—
Exercise of stock options including tax benefit of $265	290,000	2	—	955	—	—	957	—
Net income	—	—	—	—	11,992	—	11,992	—

Balance, December 31, 2000	30,918,350	155	(2,379)	39,482	41,963	—	79,221	$—

Exercise of stock options including tax benefit of $1,196	948,500	5	—	4,123	—	—	4,128	$—
Change in fair value of interest rate swap contracts, net of income tax benefit of $2,043	—	—	—	—	—	(3,794)	(3,794)	(3,794)
Foreign currency translation adjustment	—	—	—	—	—	(48)	(48)	(48)
Net income		—	—	—	23,758	—	23,758	23,758

Balance, December 31, 2001	31,866,850	160	(2,379)	43,605	65,721	(3,842)	103,265	$19,916

Exercise of stock options including tax benefit of $3,528	1,466,834	15	—	14,161	—	—	14,176	$—
Issuance of common stock	6,700,000	68	—	96,009	—	—	96,077
Accelerated vesting of stock options	—	—	—	434	—	—	434	—
Change in fair value of interest rate swap contracts, net of income taxes of $495	—	—	—	—	—	918	918	918
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $676	—	—	—	—	—	1,257	1,257	—
Stock split	—	160	—	(160)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	10	10	10
Net income	—	—	—	—	30,863	—	30,863	30,863

Balance, December 31, 2002	40,033,684	$403	$(2,379)	$154,049	$96,584	$(1,657)	$247,000	$31,791

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2000	2001	2002
Cash flows from operating activities:
Net income	$11,992	$23,758	$30,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,039	32,093	36,456
Amortization of deferred financing costs charged to interest expense	1,555	2,444	2,036
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense net of income tax benefit.	—	—	1,257
Loss on sale of fixed assets	—	809	735
Earnings from joint venture	(2,322)	(2,531)	(1,965)
Extraordinary item, before income tax benefit	11,198	—	5,906
Deferred income taxes	3,278	6,959	10,454
Accelerated vesting of stock options			434
Tax benefit from stock options exercised	265	1,196	3,528
Loss on change in fair value of interest rate swap contracts	—	—	5,819
Decrease (increase), net of businesses acquired, in Receivables	(5,562)	2,226	1,160
Prepaid income taxes	(817)	1,905	(6,415)
Prepaid expenses and other current assets	(3,663)	(546)	(1,045)
Miscellaneous other assets	(2,025)	(1,149)	(1,813)
Increase (decrease), net of businesses acquired, in Accounts payable and accrued liabilities	14,326	15,414	8,176
Gaming, pari-mutuel, property and other taxes	1,325	2,456	3,689
Income taxes payable	—	180	(180)
Other current liabilities	224	619	1,759

Net cash provided by operating activities	41,813	85,833	100,854

Cash flows from investing activities:
Expenditures for property and equipment	(27,295)	(41,511)	(88,902)
Net payments under interest rate swaps	—	—	(3,830)
Proceeds from sale of property and equipment	151	299	369
Distributions from joint venture	511	2,928	—
Acquisition of businesses, net of cash acquired	(203,030)	(182,658)	(7,114)
Costs incurred with Hollywood Acquisition	—	—	(2,456)
(Increase) decrease in cash in escrow	(107)	4,607	(500)

Net cash used in investing activities	(229,770)	(216,335)	(102,433)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	692	2,932	10,646
Proceeds from sale of common stock	—	—	96,077
Proceeds from issuance of long-term debt	323,395	211,000	173,752
Principal payments on long-term debt	(105,185)	(61,389)	(258,891)
Increase in deferred financing cost	(10,407)	(6,950)	(3,272)
Payment of tender fees to retire notes	(6,685)	—	—

Net cash provided by financing activities	201,810	145,593	18,312

Effect of exchange rate fluctuations on cash	—	—	10

Net increase in cash and cash equivalents	13,853	15,091	16,743
Cash and cash equivalents at beginning of year	9,434	23,287	38,378

Cash and cash equivalents at end of year	$23,287	$38,378	$55,121

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

        Penn National Gaming, Inc. ("Penn") and subsidiaries (collectively, the "Company") is a diversified, multi-jurisdictional owner and operator of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of Charles Town property and the introduction of video lottery terminals in West Virginia. From 2000 to 2002, the Company acquired five other gaming properties through its Mississippi, CRC, and Bullwhackers acquisitions. The transition continues with the acquisition of Hollywood Casino Corporation on March 3, 2003 (see Note 15).

        The consolidated financial statements include the accounts of Penn and its wholly owned subsidiaries. The Company owns and operates, through its subsidiaries, five gaming properties in Charles Town, West Virginia; Bay St. Louis, and Biloxi, Mississippi; Baton Rouge, Louisiana; and Black Hawk, Colorado. The Company also owns Penn National Race Course, a thoroughbred racetrack in Grantville, Pennsylvania, Pocono Downs, a harness racetrack in Wilkes Barre, Pennsylvania and eleven off-track wagering ("OTW") facilities located throughout Pennsylvania. The Company has a 50% interest in Pennwood Racing, Inc., which owns and operates Freehold Raceway in New Jersey. In addition, the Company has a management service contract and receives a management service fee for operating a gaming facility in Orillia, Ontario, Canada ("Casino Rama").

Principles of Consolidation

        The consolidated financial statements include the accounts of Penn and its subsidiaries. Investment in and advances to an unconsolidated affiliate that is 50% owned is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. At times, the Company has bank deposits and overnight repurchase agreements that exceed federally insured limits.

        Concentration of credit risk, with respect to receivables, is limited through the Company's credit evaluation process. The Company does not require collateral on its receivables. The Company's receivables consist principally of amounts due from other racetracks and their OTWs and $9.4 million due from Casino Rama for management service fees of $1.0 million and reimbursement of $8.4 million of expenses to be paid on behalf of Casino Rama as of December 31, 2002. The payable on behalf of Casino Rama is included in accrued salaries in the accompanying consolidated balance sheet at December 31, 2002. Historically, the Company has not incurred any significant credit-related losses.

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

Property, Equipment and Management Service Contract

        Property and equipment are stated at cost. Maintenance and repairs that do not add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

        Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	31 years
Furniture, fixtures, and equipment	3 to 7 years
Transportation equipment	5 years
Leasehold Improvements	10 to 20 years

        Amortization of the management service contract for Casino Rama is computed by the straight-line method through July 2011, the expiration date of the agreement.

        The Company reviews the carrying values of its long-lived and identifiable intangible assets, other than goodwill, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 2002, the Company has determined that no impairment has occurred.

Excess of Cost Over Fair Market Value of Net Assets Acquired (Goodwill)

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 establishes standards for the accounting of intangible assets that are acquired individually or with a group of other assets and the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Under SFAS No. 142, amortization of goodwill and intangible assets with an indefinite useful life is discontinued and additional financial statement disclosure for goodwill and other intangibles is required. After a transitional impairment test, goodwill and intangible assets are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. The provisions of SFAS 142 were required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002.

        Because the Company's goodwill is no longer being amortized, the reported amounts of goodwill will not decrease in the same manner as under previous accounting pronouncements. There may be more volatility in reported income than under previous accounting pronouncements because impairment losses, if any, are likely to occur irregularly and in varying amounts. At June 18, 2002, an independent valuation consulting firm completed the transitional impairment test, which did not indicate impairment of goodwill under the provisions of the new standard as of January 1, 2002. As of October 1, 2002, the Company completed its annual impairment test as required under the provisions of SFAS 142. As of December 31, 2002, no impairment charges were required as a result of the impairment test.

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

Accounting for Derivatives and Hedging Activities

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of SFAS 133 did not have a material impact on the results of operations. The cumulative effect of the accounting change was immaterial to the Company's consolidated financial statements as of December 31, 2002.

        The Company uses fixed and variable rate-debt to finance its operations. Variable rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The

Company continuously monitors changes in interest rate exposures and evaluates hedging opportunities. The Company's risk management policy permits the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. The Company's objective is to limit the impact of interest rate changes on earnings and cash flows. The Company currently achieves this by entering into interest rate swap agreements to convert a percentage of its debt from variable to fixed rates. Under interest rate swap contracts, the Company agrees to pay an amount equal to a specified fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times a notional amount. Net settlements are made quarterly. If the contracts are terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of the termination and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the term of the contract. The Company accounts for these swaps as cash flow hedges. Generally, the Company does not issue or hold derivative contracts for speculative purposes.

        The Company is exposed to credit losses in the event of non-performance by counterparties to these interest rate swap agreements, but it does not expect any of the counterparties to fail to meet their obligations. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined Company guidelines, and monitors the market position with each counterparty.

        The fair value of derivatives is included in the balance sheets as an asset or liability. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in the future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

        The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions, such as future variable rate interest payments); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

        When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. For purposes of the cash flows statement, cash flows from derivative instruments designated and qualifying as hedges are classified with the cash flows from the hedged item. Cash flows from derivatives held for speculative purposes are classified as investing cash flows.

Revenue Recognition

        In accordance with gaming industry practice, the Company recognizes casino revenues as the net of gaming wins less losses. Net revenues exclude the retail value of complimentary rooms, food and beverage furnished gratuitously to customers. These amounts that are included in promotional allowances were as follows:

	Year ended December 31,
	2000	2001	2002
	(In thousands)
Rooms	$435	$1,468	$1,721
Food and beverage	8,105	22,405	23,416
Other	266	706	2,576

Total promotional allowances	$8,806	$24,579	$27,713

        The estimated cost of providing such complimentary services that is included in gaming expenses was as follows:

	Year ended December 31,
	2000	2001	2002
	(In thousands)
Rooms	$308	$952	$1,108
Food and beverage	5,017	13,681	13,308
Other	210	523	1,570

Total cost of complimentary services	$5,535	$15,156	$15,986

        Racing revenues include the Company's share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and the Company's share of wagering from import and export simulcasting, as well as its share of wagering from its OTWs.

        Revenues from the Management Service Contract for Casino Rama (see Note 2) are based upon contracted terms and are recognized when services are performed.

Earnings Per Common Share

        Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options.

Stock-Based Compensation

        The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under the intrinsic-value method, because the exercise price of the Company's employee stock options is more than or equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See Note 10 for the proforma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

Certain Risks and Uncertainties

        The Company's operations are dependent on its continued licensing by state gaming commissions. The loss of a license, in any jurisdiction in which the Company operates, could have a material, adverse effect on future results of operations.

        The Company is dependent on each gaming property's local market for a significant number of its patrons and revenues. If economic conditions in these areas deteriorate or additional gaming licenses are awarded in these markets, the Company's results of operations could be adversely affected.

Reclassification

        Certain prior years amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

        In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 requires entities to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's 2003 fiscal year. The adoption of SFAS 143 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This new pronouncement also amends Accounting Research Bulletin (ARB) No. 51 "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002, did not have any impact on the Company's financial position, cash flows or results of operations for the year ended December 31, 2002.

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" applies to the Company. FASB No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 is effective for the Company's fiscal year beginning January 1, 2003. The Company had losses on early extinguishment of debt, net of income taxes of $6.6 million and $5.2 million for the years ended December 31, 2000 and 2002, respectively. These losses reflect the write-off of deferred finance fees and pre-payment fees associated with bank debt that was repaid with the proceeds of new financing. Effective January 1, 2003, pursuant to SFAS 145, the losses on early extinguishment of debt will be included in "Other expenses" in the Company's consolidated Statements of Income.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. Those costs include, but are not limited to, the following: (1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148 (See Note 10).

2. Acquisitions

Acquisition Accounting

        The Company has accounted for its acquisitions subsequent to June 30, 2001 under SFAS No.141, "Business Combinations." For purchase acquisitions completed prior to June 30, 2001, the Company accounted for acquisitions in accordance with APB Opinion No. 16. The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

Hollywood Casino Corporation

        See Subsequent Events—Note 15.

Bullwhackers Casinos

        On April 25, 2002, the Company acquired all of the assets of the Bullwhackers Casino operations, in Black Hawk, Colorado, from Colorado Gaming and Entertainment Co., a subsidiary of Hilton Group plc, for $6.5 million in cash. The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly the results of operations are included from the date of acquisition. There was no goodwill recognized for this transaction. The Bullwhackers assets consist of the Bullwhackers Casino, the adjoining Bullpen Sports Casino, the Silver Hawk Saloon and Casino, an administrative building and a 475-car parking area, all located in the Black Hawk, Colorado gaming jurisdiction. The

Company also incurred an additional $.6 million in pre-acquisition costs related to audit, legal and licensing expenses required to complete the purchase.

CRC Acquisition

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

        The assets acquired pursuant to the Merger and CRC Acquisition consist primarily of the Casino Rouge riverboat gaming facility in Baton Rouge, Louisiana, and a management contract for Casino Rama, a gaming facility located in Orillia Ontario, Canada.

        The management service contract expires July 31, 2011. CHC Casinos Canada Limited ("CHC"), a wholly owned subsidiary of the Company, operates Casino Rama in the Province of Ontario. The Company derives all of its management service fee revenue from this agreement. As of the date of the acquisition, the fair value of the Management Service Contract was $25.7 million.

3. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2001	2002
Land and improvements	$82,981	$88,885
Building and improvements	226,478	289,782
Furniture, fixtures, and equipment	104,215	143,760
Transportation equipment	1,175	1,127
Leasehold improvements	11,795	14,657
Construction in progress	21,338	3,880

Total property and equipment	447,982	542,091
Less: accumulated depreciation and amortization	58,063	91,205

Property and equipment, net	$389,919	$450,886

        Interest capitalized in connection with major construction projects was $.2 million, $.5 million, and $1.6 million in 2000, 2001 and 2002, respectively. Depreciation and amortization expense, for property and equipment, totaled $10.8 million, $26.9 million, and $34.0 million in 2000, 2001, and 2002, respectively.

4. Excess of the Cost Over Fair Value of Net Assets Acquired (Goodwill) and Other Intangible Assets

        For the years ended December 31, 2000 and 2001, the Company recorded amortization of goodwill of $1.2 million and $3.5 million, respectively. Excluding amortization of goodwill, pro forma net income and diluted net income per share for the year ended December 31, 2000 would have been $12.7 million and $.41 per share, respectively, and for the year ended December 31, 2001 would have been $26.2 million and $.82 per share, respectively.

        As part of the CRC Holdings, Inc. ("CRC") acquisition in April 2001, the Company acquired the management service contract (the "Contract") for Casino Rama. This intangible asset is being amortized over its contractual life on the straight-line method through July 31, 2011, the expiration date of the Contract. The gross carrying amount of the Contract is $25.7 million and the accumulated amortization is $4.2 million as of December 31, 2002. The average annual amortization expense for the remaining life of the Contract is approximately $2.5 million. Amortization expense for the Contract totaled $1.7 million and $2.5 million in 2001 and 2002, respectively.

5. Long-term Debt

        Long-term debt is as follows (in thousands):

	December 31,
	2001	2002
$200 million 11 1/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	$200,000	$200,000
$175 million 8 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company	—	175,000
$350 million senior secured credit facility. This credit facility was secured by substantially all of the assets of the Company	258,875	—
Other notes payable	34	18

	458,909	375,018
Less current maturities	15,141	18

	$443,768	$375,000

        Maturities of long-term debt outstanding at December 31, 2002 are as follows: $200 million in 2008 and $175 million in 2010. At December 31, 2002, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $4.0 million.

11 1/8% Senior Subordinated Notes due 2008

        On March 12, 2001, the Company completed an offering of $200 million of its 11 1/8% Senior Subordinated Notes due 2008. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2001. These notes mature on March 1, 2008. The proceeds from these notes were used to finance the CRC Acquisition.

        The Company may redeem all or part of the notes on or after March 1, 2005 at certain specified redemption prices. Prior to March 1, 2004, the Company may redeem up to 35% of the notes from proceeds of certain sales of its equity securities. The notes are also subject to redemption requirements imposed by state and local gaming laws and regulations.

        The notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company's current and future wholly owned domestic subsidiaries. The notes rank equally with the Company's future senior subordinated debt and junior to its senior debt, including debt under the Company's senior credit facility. In addition, the notes will be effectively junior to any indebtedness of our non-U.S. subsidiaries or subsidiaries that do not guarantee the notes ("Unrestricted Subsidiaries").

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

8 7/8% Senior Subordinated Notes due 2010

        On February 28, 2002, the Company completed an offering of $175,000,000 of its 8 7/8% senior subordinated notes due 2010. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2002. The 8 7/8% notes mature on March 15, 2010. The Company used the net proceeds from the offering, totaling approximately $170.0 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under its existing senior secured credit facility.

        The Company may redeem all or part of the 8 7/8% notes on or after March 15, 2006 at certain specified redemption prices. Prior to March 15, 2005, the Company may redeem up to 35% of the 8 7/8% notes from proceeds of certain sales of its equity securities. The 8 7/8% notes also are subject to redemption requirements imposed by state and local gaming laws and regulations.

        The 8 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company's current and future wholly owned domestic subsidiaries. The 8 7/8% notes rank equally with the Company's future senior subordinated debt and the 11 1/8% senior subordinated notes, and junior to its senior debt, including debt under the Company's senior credit facility. In addition, the 8 7/8% notes will be effectively junior to any indebtedness of our non-U.S. subsidiaries or Unrestricted Subsidiaries, none of which have guaranteed the 8 7/8% notes.

$350 Million Senior Secured Credit Facility

        The credit facility is comprised of a $75.0 million revolving credit facility maturing on August 8, 2005, a $75.0 million Tranche A term loan maturing on August 8, 2005 and a $200 million Tranche B term loan maturing on August 8, 2006. Up to $10.0 million of the revolving credit facility may be used for the issuance of standby letters of credit. In addition, up to $10.0 million of the revolving credit facility also may be used for short-term credit to be provided to the Company on a same-day basis, which must be repaid within five days. In connection with the Company's equity and debt financing transactions in February 2002, it repaid the entire then-outstanding balances under the Tranche A and Tranche B term loans. These term loans are not available for future reborrowing. As of December 31, 2002, there was no outstanding balance on the revolving credit facility and $71.0 million was available for reborrowing (after giving effect to outstanding letters of credit of $4.0 million). (See Note 15).

        At the Company's option, the revolving credit facility may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or (2) a rate tied to a eurodollar rate, as defined, plus applicable margin up to 3.25%, in either case with the applicable rate based on the Company's total leverage.

        The terms of the senior secured credit facility require the Company to satisfy certain financial covenants such as leverage and fixed charge coverage ratios, minimum EBITDA, as defined, and net worth and limit capital expenditures. During 2002, the Company was in compliance with all required financial covenants.

        As a result of the prepayment of the Company's term loan, the Company charged to operations deferred financing costs of $5.9 million related to the repayment of existing outstanding debt. In addition, the Company paid a prepayment penalty of $2.0 million. The total, $7.9 million, has been reflected as an extraordinary item, net of income tax benefit of $2.8 million, in the consolidated statement of income for the year ended December 31, 2002.

        As a result of the Company's 2000 refinancing of its senior secured credit facilities, the Company charged to operations deferred financing costs of $4.5 million related to the repayment of existing outstanding debt. In addition, the Company paid a tender premium of $6.7 million. The total, $11.2 million, has been reflected as an extraordinary item, net of an income tax benefit of $4.6 million in the consolidated statements of income for the year ended December 31, 2000.

Interest Rate Swap Contracts

        On December 20, 2000, the Company entered into an interest rate swap with a notional amount of $100 million and a termination date of December 22, 2003. Under this agreement, the Company pays a fixed rate of 5.835% against a variable interest rate based on the 90-day LIBOR rate. On August 3, 2001, the Company entered into an interest rate swap with a notional amount of $36 million with a termination date of June 30, 2004. Under this agreement, the Company pays a fixed rate of 4.8125% against a variable interest rate based on the 90-day LIBOR rate. At December 31, 2002, the 90-day LIBOR rate was 1.4%. The Company entered into these interest rates swap agreements due to the requirements of the senior secured credit facility and to reduce the impact of future variable interest payments related to the Company's senior secured credit facility.

        In 2001, the Company accounted for the effective interest rate swap agreements as cash flow hedges. The changes in the fair values of effective interest rate swaps were recorded as adjustments to accrued interest in the accompanying consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, which as of December 31, 2001 amounted to $3.8 million, net of an income tax benefit of $2.0 million. The amount of ineffectiveness related to the cash flow hedges in 2001 and 2002 was immaterial. In March 2002, the Company repaid all of its then outstanding variable rate debt with the issuance of the 8 7/8% Senior Subordinated Notes, fixed rate debt. The hedge designation was removed. Subsequent changes in the fair value of the interest rate swap contracts are recognized as adjustments to loss on change in fair values of interest rate swaps in the accompanying statements of income in the period in which they occur. Accordingly, the Company has recorded a non-cash pre-tax loss of $5.8 million, or $.09 per diluted share after tax, for the year ended December 31, 2002. Amounts previously recognized in other comprehensive income will be reclassified to income over the remaining term of the swap as the Company incurs interest expense on the replacement debt. Over the next twelve months, approximately $2.4 million will be reclassified to income.

6. Commitments and Contingencies

Litigation

        Penn and its subsidiaries are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company's consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

        The following proceedings could result in costs, settlements or damages that materially impact the Company's consolidated financial condition or operating results. In each instance, the Company believes that it has meritorious defenses and/or counter-claims and intends to vigorously defend itself.

        In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against the Company in the 19th Judicial District Court for the Parish of East Baton Rouge, LA seeking a declaratory judgment that the plaintiff is entitled to terminate the lease and/or void the Company's option to renew the lease due to certain alleged defaults by the Company or its predecessors-in-interest. The current term of the Company's lease expires in January 2004. Discovery has not yet commenced and no trial date has been set.

        In October 2002, in response to the Company's plans to relocate the river barge underlying the Boomtown Casino to an adjacent property, the lessor of the property on which the Boomtown Casino conducts a portion of its dockside operations, filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company's request to relocate the barge. Since such approval, the Company and the U.S. Army Corps of Engineers have also approved our plan to relocate the barge. The case is in the discovery phase at this time. A trial date has not yet been set.

Operating Leases

        The Company is liable under numerous operating leases for automobiles, other equipment and buildings, which expire through 2010. Total rental expense under these agreements was $2.1 million, $4.0 million, and $5.2 million for the years ended December 31, 2000, 2001, and 2002, respectively.

        The future lease commitments relating to noncancelable operating leases as of December 31, 2002 are as follows (in thousands):

Year ending December 31,
2003	$5,119
2004	4,223
2005	3,130
2006	2,803
2007	2,245
Thereafter	20,443

$37,963

        The Company leases land for use by Boomtown Biloxi. The lease term is 99 years and is cancelable upon one year's notice. The lease called for an initial deposit by the Company of $2.0 million and for annual base lease rent payments of $2.0 million and percentage rent equal to 5.0% of adjusted gaming win (as defined in the lease) over $25.0 million and 6.0% of the amount by which the adjusted gaming win exceeds $50.0 million. During the period from August 8, 2000 to December 31, 2000 and for the years ended December 31, 2001 and 2002 the Company paid lease rent under this agreement of $1.3 million, $3.6 million, and $4.2 million respectively.

        The Company leases land for use by Bullwhackers Casinos in Black Hawk, Colorado. There are five leases with terms of one to 30 years. The leases consist of annual base lease rent payments, which are included in the above table, plus a percentage rent based on a percent of adjusted gaming win as described in the leases. The annual base lease rent payments were $1.2 million for the period April 28, 2002 to December 31, 2002. Total lease payments for the period were $1.9 million. In October 2002, the Company signed an agreement to purchase a portion of the leased land for a total of $6.0 million.

Commitments

        As of December 31, 2002, the Company is contractually committed to spend approximately $24.9 million in capital expenditures for 2003 projects.

Employee Benefit Plans

        The Company has profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code that cover all eligible employees who are not members of a bargaining unit. The plans enable employees choosing to participate to defer a portion of their salary in a retirement fund to be administered by the Company. The Company's contributions to the plans are set at 50% of employees' elective salary deferrals up to a maximum of 6% of employee compensation. The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at the Charles Town Entertainment Complex. The Company makes monthly contributions equal to the amount accrued for retirement expense, which is calculated as .25% of the daily mutual handle and .5% of the net video lottery revenues. Total contributions to the plans for the years ended December 31, 2000, 2001 and 2002 were $1.1 million, $1.8 million and $2.5 million, respectively.

        The Company maintains a non-qualified defined contribution deferred compensation plan that covers most management and other highly compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and bonus and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust and transfers to the Trust, on an annual basis, an amount necessary to provide on a present value basis for its respective future liabilities with respect to participant deferral and Company contribution amounts. Company contributions in 2001 and 2002 were $.5 million and $.3 million.

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

        On December 17, 1999, the Company entered into a new three-year purse agreement with the Pennsylvania Harness Horsemen's Association, Inc., which represents the owners, trainers, and drivers at Pocono Downs in Wilkes-Barre, Pennsylvania. The contract term began on January 16, 2000 and ended January 15, 2003. The Company signed a new agreement that ends on January 15, 2004. The Company also has an agreement with the Charles Town Horsemen that expired on December 31, 2002. The Charles Town agreement has been extended until September 30, 2003.

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

        The Company made an $11.3 million loan to the Joint Venture and an equity investment of $.3 million. The loan is evidenced by a subordinated secured note, which has been included in investment in and advances to an unconsolidated affiliate in the consolidated financial statements. The note bears interest at prime plus 2.25% or a minimum of 10% (as of December 31, 2002 the interest rate was 10%). The Company has recorded interest income in the accompanying consolidated financial statements of $1.3 million, $1.2 million, and $1.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

        The Company entered into a Debt Service Maintenance Agreement with a bank to guarantee 50% of a $23.0 million term loan to the Joint Venture. As of December 31, 2002, the Company's obligation under its guarantee of the term loan was limited to approximately $9.6 million. The Company's investment in the Joint Venture is accounted for under the equity method. The original investment was recorded at cost and has been adjusted by the Company's share of income of the Joint Venture and distributions received. The Company's 50% share of the income of the Joint Venture is included in other income (expense) in the accompanying consolidated statements of income.

7. Income Taxes

        Deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2001	2002
Deferred tax assets:
Accrued expenses	$2,214	$1,356
State net operating losses	4,428	7,443
Other comprehensive income	2,043	872

Gross deferred tax assets	8,685	9,671
Less Valuation Allowance	(3,068)	(6,096)

Net Deferred Tax Asset	5,617	3,575
Deferred tax liabilities:
Property, plant and equipment	(41,256)	(49,668)

Net deferred taxes	$(35,639)	$(46,093)

	2001	2002
Reflected on consolidated balance sheets:
Current deferred tax asset, net	$4,610	$4,405
Noncurrent deferred tax liabilities, net	(40,249)	(50,498)

Net deferred taxes	$(35,639)	$(46,093)

        The valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company, which are not presently expected to be utilized.

        The provision for income taxes charged to operations was as follows (in thousands):

	Year ended December 31,
	2000	2001	2002
Current tax expense
Federal	$6,199	$5,542	$12,436
State	660	107	740

Total current	6,859	5,649	13,176

Deferred tax expense (benefit)
Federal	3,447	7,159	8,452
State	(169)	(200)	76

Total deferred	3,278	6,959	8,528

Total provision	$10,137	$12,608	$21,704

        The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the following periods:

	Year ended December 31,
	2000	2001	2002
Percent of pretax income
Federal tax rate	34.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.1	(.2)	1.0
Permanent differences, including amortization of management contract	.1	.3	1.6
Other miscellaneous items	.1	(.4)	—

	35.3%	34.7%	37.6%

        For income tax reporting, the Company has net operating loss carryforwards aggregating approximately $114.8 million available to reduce future state income taxes primarily for the Commonwealth of Pennsylvania as of December 31, 2002. If not used, substantially all the carryforwards will expire at various dates from December 31, 2006 to December 31, 2022.

8. Supplemental Disclosures of Cash Flow Information

	Years ended
	2000	2001	2002
	(in thousands)
Cash payments of interest	$18,426	$36,709	$39,886
Cash payments of income taxes	3,799	3,480	12,752
Acquisitions:
Cash paid	195,000	182,000	7,114
Fair value of assets acquired	207,631	250,388	7,504
Fair value of liabilities assumed	5,847	211,662	1,495

9. Shareholder's Equity

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

Stock Split

        The Board of Directors authorized a two-for-one stock split of the Company's common stock on May 22, 2002 to shareholders of record on June 4, 2002. The stock split was effective on June 25, 2002. All references in the financial statements to number of shares and net income per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common stock shares outstanding.

Shareholder Rights Plan

        On May 20, 1998, the Board of Directors of the Company authorized and declared a dividend distribution of one Preferred Stock purchase right (the "Rights") for each outstanding share of the Company's common stock, par value $.01 per share (the "Common Shares"), payable to shareholders of record at the close of business on March 19, 1999. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Preferred Stock Fraction"), or a combination of securities and assets of equivalent value, at a purchase price of $20.00 per Preferred Stock Fraction (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") dated March 2, 1999 between the Company and Continental Stock Transfer and Trust Company as Rights Agent. All terms not otherwise defined herein are used as defined in the Rights Agreement.

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

10. Stock Based Compensation

        In April 1994, the Company's Board of Directors and shareholders adopted and approved the Stock Option Plan (the "Plan"). The Plan permits the grant of options to purchase up to 6,000,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, and nonqualified stock options, which do not so qualify. At December 31, 2002, there were 735,000 options available for future grants under the Plan. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in April 2004.

        Stock options that expire between March 3, 2003 and January 2, 2012 have been granted to officers and directors to purchase Common Stock at prices ranging from $1.67 to $20.39 per share. All options were granted at market prices at date of grant. The following table contains information on stock options issued under the Plan for the three-year period ended December 31, 2002:

	Option Shares	Average Exercise Price
Outstanding at January 1, 2000	2,550,500	$3.64
Granted	589,000	4.83
Exercised	(290,000)	2.39
Canceled	(22,000)	5.18

Outstanding at December 31, 2000	2,827,500	4.01
Granted	1,070,392	6.00
Exercised	(948,500)	3.10
Canceled	(46,000)	2.39

Outstanding at December 31, 2001	2,903,392	5.08
Granted	1,035,500	15.85
Exercised	(867,334)	6.22
Canceled	(138,392)	5.00

Outstanding at December 31, 2002	2,933,166	8.55

        In addition, 600,000 Common Stock options were issued to the Company's Chairman outside the Plan on October 23, 1996. These options were issued at $8.82 per share and are exercisable through October 23, 2006. During the year 2002 all of these options were exercised.

        Exercisable at year-end:

	Option Shares	Weighted Average Exercise Price
2000	2,457,584	$4.86
2001	1,820,836	5.73
2002	917,875	3.53

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Exercise Price Range			Total
	$1.67 to $5.16	$5.31 to $14.84	$15.47 to $20.39	$1.67 to $20.39
Outstanding options
Number outstanding	1,360,916	1,171,250	401,000	2,933,166
Weighted average remaining contractual life (years)	4.25	6.00	6.64	5.28
Weighted average exercise price	$3.56	$11.09	$18.04	$8.55
Exercisable options
Number outstanding	807,000	96,500	14,375	917,875
Weighted average exercise Price	$2.80	$7.57	$17.46	$3.53

        The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted since all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. However, there are situations that may occur, such as the accelerated vesting of options, that require a current charge to income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended December 31,
	2000		2001		2002
	(in thousands)
Net income, as reported		$11,992		$23,758		$30,863
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		—		—		270
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(290)		(773)		(1,971)

Pro forma net income		$11,702		$22,985		$29,162

Earnings per share:
Basic—as reported		$.40		$.78		$.82
Basic—pro forma		$.39		$.75		$.77
Diluted—as reported	$	..39	$	..75	$	..79
Diluted—pro forma		$.38		$.72		$.75

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 2001 and 2002:

	2000	2001	2002
Risk-free interest rate	6.0%	6.0%	3.0%
Volatility	35.0%	75.8%	50.0%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	5	5	5

        The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

11. Segment Information

        The Company has determined that it currently operates in two segments: (1) gaming and (2) racing. The accounting policies for each segment are the same as those described in the "Summary of Significant Accounting Policies." The Company and the gaming industry use earnings before interest, taxes, depreciation and amortization, loss on change in fair value of interest rate swaps and gain/loss on sale of assets and inclusive of earnings from joint venture ("EBITDA"), as a means to evaluate performance. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with generally accepted accounting principles. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA. It should also be noted that other gaming companies that report EBITDA information may calculate EBITDA in a different manner than the Company.

        The table below presents information about reported segments (in thousands):

Year ended December 31, 2000	Gaming(1)	Racing	Eliminations		Total
Revenue	$191,495	$101,937	$(1,631	)(2)	$291,801
EBITDA(3)	38,988	20,493			59,481
Total Assets	673,682	91,756	(325,538	)(4)	439,900
Depreciation and Amortization	8,153	3,886			12,039
Capital Expenditures	24,191	3,104			27,295
Year ended December 31, 2001
Revenue	$420,199	$98,713	$(1,775	)(2)	$517,137
EBITDA(3)	95,100	17,236			112,336
Total Assets	1,092,400	90,014	(503,037	)(4)	679,377
Depreciation and Amortization	28,072	4,022			32,094
Capital Expenditures	38,856	2,655			41,511
Year ended December 31, 2002
Revenue	$556,809	$102,516	$(1,779	)(2)	$657,546
EBITDA(3)	126,246	15,113			141,359
Total Assets	1,198,009	98,358	(530,887	)(4)	765,480
Depreciation and Amortization	33,012	3,444			36,456
Capital Expenditures	87,792	1,110			88,902

(1)
Reflects results of the Mississippi properties since the August 8, 2000 acquisition, the CRC acquisition since April 28, 2001, and the Bullwhackers acquisition since the April 25, 2002.

(2)
Primarily reflects intercompany transactions related to import/export simulcasting.

(3)
EBITDA consists of earnings before interest, taxes, depreciation and amortization, loss on change in fair value of interest rate swaps and gain/loss on sale of assets and inclusive of earnings from joint venture.

(4)
Primarily reflects elimination of intercompany investments, receivables and payable.

12. Summarized Quarterly Data (Unaudited)

        Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2002:

	Fiscal Quarter
	First	Second	Third	Fourth
	(In thousands, except per share data)
2001
Net revenues	$104,386	$131,973	$145,006	$135,772
Income from operations	14,775	21,240	23,301	17,575
Net income	4,616	6,488	7,713	4,941
Basic net income per share	.16	.21	.25	.16
Diluted net income per share	.16	.20	.24	.15
2002
Net revenues	$153,596	$165,029	$175,399	$163,522
Income from operations	24,696	27,197	28,403	21,827
Income from extraordinary item	9,282	9,162	9,944	7,626
Net income	4,131	9,162	9,944	7,626
Basic income per share before extraordinary item	.25	.24	.25	.21
Basic net income per share	.12	.24	.25	.21
Diluted income per share before extraordinary item	.25	.23	.25	.19
Diluted net income per share	.12	.23	.25	.19

13. Earnings per Share

        Options to purchase 1,181,000, 156,000, and 337,500 shares of common stock were outstanding during the years ended December 31, 2000, 2001 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore the effect would be antidilutive. The following represents a reconciliation from basic earnings per share to diluted earnings per share.

	Year ended December 31,
	2000	2001	2002
	(in thousands)
Determination of shares:
Weighted average common shares outstanding	29,936	30,653	37,775
Assumed conversion of dilutive stock options	950	1,184	1,319

Diluted weighted average common shares outstanding	30,886	31,837	39,094

14. Related Party Transactions

Life Insurance Policies

        The Company paid premiums on life insurance policies (the "Policies") on behalf of certain irrevocable trusts (the "Trusts") created by the Company's Chief Executive Officer ("CEO"). The

policies cover the CEO's life and that of his spouse. The Trusts are the owners and beneficiaries of the policies and are obligated to reimburse the Company for all premiums paid when the insurance matures or upon death. As of December 31, 2002, the Company has recorded receivables from such trusts in the amount of $1,418,000. The Company paid premiums of $238,000, $238,000, and $227,000 in 2000, 2001, and 2002, respectively. No premium payments were made after September 2002.

Executive Office Lease

        The Company leases two executive office facilities from an affiliate of its Chief Executive Officer. Rent expense for the years ended December 31, 2000, 2001 and 2002 amounted to $105,000, $105,000, and $154,000. These leases expire in March 2005 and June 2012 and provide for minimum annual future payments of $238,000.

Airplane Lease

        For each of the three years in the period ended December 31, 2002, the Company leased an aircraft from a company owned by an outside Director of the Company. The lease provides for monthly payments of $27,775.

15. Subsequent Events

Hollywood Casino Corporation

        On March 3, 2003, the Company completed its acquisition of Hollywood Casino Corporation (HWD:AMEX) ("Hollywood Casino") and acquired 100 percent of its outstanding common stock for approximately $774.3 million in cash, including related acquisition costs and the repayment of existing debt of Hollywood Casino. The results of operations for Hollywood Casino will be included in the consolidated financial statements from such date. Hollywood Casino owns and operates distinctively themed casino entertainment facilities in major gaming markets in Aurora, Illinois, Tunica, Mississippi and Shreveport, Louisiana. As a result of the acquisition, the Company believes it will become the seventh largest gaming company in the United States (based on gaming revenues). The acquisition will expand the Company's customer base and provide increased geographic diversity, allowing the Company to be less dependent on one property (Charles Town) for financial growth. Under the terms of the purchase agreement, a wholly-owned subsidiary of the Company merged with and into Hollywood Casino, and Hollywood Casino stockholders received cash in the amount of $12.75 per share at closing or $328.1 million and holders of Hollywood Casino stock options received $19.0 million (representing the aggregate difference between $12.75 per share and their option exercise prices).

Litigation of Hollywood Casino Corporation

        On March 3, 2003, the Company acquired Hollywood Casino. Since this acquisition was consummated through the merger of one of the Company's wholly-owned subsidiaries into Hollywood Casino, the consolidated financial condition and results of operations may now be affected by the final outcome of any pending legal or administrative proceedings against Hollywood Casino or its subsidiaries. At present, the Company does not believe that the final outcome of these matters will have a material adverse effect on its consolidated financial position or results of operations. However, the Company has only recently begun to integrate Hollywood and its properties into its operations and is still developing a first-hand understanding of its operations.

$800 Million Senior Secured Credit Facility

        On March 3, 2003, the Company entered into an $800 million senior secured credit facility with a syndicate of lenders that replaced the Company's $350 million credit facility.

        The credit facility is comprised of a $100.0 million revolving credit facility maturing on September 1, 2007, a $100.0 million Term A facility loan maturing on September 1, 2007 and a $600 million Term B Facility loan maturing on September 1, 2007. The maturity dates will be extended to the fifth anniversary dates for the revolving and Term A loans and the sixth anniversary date for the Term B loan if the Company's outstanding 11 1/8% Senior Subordinated Notes due 2008 are refinanced in full to a date that is at least seven years and 181 days after March 3, 2003. Up to $20.0 million of the revolving credit facility may be used for the issuance of standby letters of credit. In addition, up to $20 million of the revolving credit facility also may be used for short-term credit to be provided to the Company on a same-day basis. On March 3, 2003 the Company borrowed the entire Term A and Term B term loans to complete the purchase of Hollywood Casino and to call their $360 million Senior Secured Notes.

        At the Company's option, the revolving and the Term A credit facilities may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the base rate of interest that the Administrative Agent announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 3.25%, in either case, with the applicable rate based on the Company's total leverage. The Term B credit facility may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the base rate of interest that the Administrative Agent announces from time to time as its prime lending rate plus an applicable margin of up to 3.00%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 4.00%, in either case, with the applicable rate based on the Company's total leverage.

        The terms of the Company's $800 million senior secured credit facility require the Company to satisfy certain financial covenants, such as leverage and fixed charge coverage ratios, and limitations on indebtedness, liens, investments and capital expenditures.

Hollywood Shreveport Notes

        Hollywood Casino Shreveport and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% senior secured notes due 2006 and $39 million aggregate principal amount of 13% first mortgage notes due 2006 (the "Hollywood Shreveport Notes"). Hollywood Casino Shreveport is a general partnership that owns and operates the Hollywood Shreveport casino. Shreveport Capital Corporation is a wholly owned subsidiary of Hollywood Casino Shreveport formed solely for the purpose of being a co-issuer of the Hollywood Shreveport Notes.

        The Hollywood Shreveport Notes are non-recourse to Penn and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc. (collectively the "Shreveport Entities") and are secured by substantially all of the assets of the Hollywood Shreveport casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

        The indentures governing the Hollywood Shreveport Notes require the issuers to make an offer to purchase the Hollywood Shreveport Notes at 101% of the principal amount thereof within 10 days of the occurrence of a "Change of Control" as defined in the indentures. A "Change of Control" was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of Penn's wholly owned subsidiary with and into Hollywood Casino Corporation. Hollywood Casino Shreveport determined that it does not have the liquidity to repurchase the Hollywood Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Hollywood Shreveport Notes as required under the indentures.

        On March 14, 2003, Hollywood Casino Shreveport and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Shreveport Notes that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Shreveport Notes or an "Event of Default" will have occurred under the indentures. There can be no assurance that an "Event of Default" will not occur and that the holders of the Hollywood Shreveport Notes will not pursue all rights and remedies that they may have under the indentures as a result. Further, any action on the part of the noteholders may require the Shreveport Entities to seek the protection of the bankruptcy laws or other similar remedies.

Termination of Interest Rate Swap Agreement

        Effective March 3, 2003, the Company terminated its $36 million notional amount interest rate swap originally scheduled to expire in June 2004. The Company paid $1.9 million to terminate the swap agreement.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item concerning directors is hereby incorporated by reference to our definitive proxy statement for our 2003 Annual Meeting of Shareholders, or our 2003 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for in this item is hereby incorporated by reference to our 2003 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information called for in this item is hereby incorporated by reference to our 2003 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for in this item is hereby incorporated by reference to our 2003 Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of March 18, 2003, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

        There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of our Consolidated Financial Statements and supplementary data filed as part of Item 8 hereof:
Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2002
Consolidated Statements of Income for the years ended December 31, 2000, 2001 and 2002
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 2001 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
	3.	Exhibits, Including Those Incorporated by Reference.
The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.
(b)	Reports on Form 8-K.
We did not file any reports on Form 8-K during the fourth quarter 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.
Dated: March 27, 2003	By:	/s/ PETER M. CARLINO Peter M. Carlino Chairman of the Board and Chief Executive Officer

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

Signature	Title	Date

/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003
/s/ KEVIN DESANCTIS Kevin DeSanctis	President and Chief Operating Officer	March 27, 2003
/s/ WILLIAM J. CLIFFORD William J. Clifford	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	March 27, 2003
/s/ ROBERT S. IPPOLITO Robert S. Ippolito	Vice President, Secretary and Treasurer (Principal Accounting Officer)	March 27, 2003
/s/ HAROLD CRAMER Harold Cramer	Director	March 27, 2003
/s/ DAVID A. HANDLER David A. Handler	Director	March 27, 2003
/s/ ROBERT P. LEVY Robert P. Levy	Director	March 27, 2003
/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	March 27, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
THE SECURITIES EXCHANGE ACT OF 1934

        I, Peter M. Carlino, certify that:

        1.    I have reviewed this annual report on Form 10-K of Penn National Gaming, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ PETER M. CARLINO Peter M. Carlino Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
THE SECURITIES EXCHANGE ACT OF 1934

        I, William J. Clifford, certify that:

        1.    I have reviewed this annual report on Form 10-K of Penn National Gaming, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ WILLIAM J. CLIFFORD William J. Clifford Senior Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	First Amendment to Asset Purchase Agreement dated as of January 28, 1999 by and between among Greenwood New Jersey, Inc., International Thoroughbred Breeders, Inc., Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness Inc., Circa 1850, Inc., and Penn National Gaming, Inc. (Incorporated by reference to the Company's current report on Form 8-K, dated February 12, 1999).
2.2	Asset Purchase Agreement dated as of December 9, 1999 between BSL, Inc. and Casino Magic Corp. (Incorporated by reference to the Company's current report on Form 8-K, filed December 20, 1999).
2.3	First Amendment to Asset Purchase Agreement dated as of December 17, 1999 between BSL, Inc. and Casino Magic Corp. (Incorporated by reference to the Company's current report on Form 8-K, filed December 20, 1999).
2.4	Second Amendment to Asset Purchase Agreement dated as of August 1, 2000 between BSL, Inc. and Casino Magic Corp. (Incorporated by reference to the Company's current report on Form 8-K, filed August 23, 2000).
2.5	Asset Purchase Agreement dated as of December 9, 1999 between BTN, Inc. and Boomtown Inc. (Incorporated by reference to the Company's current report on Form 8-K, filed December 20, 1999).
2.6	First Amendment to Asset Purchase Agreement dated as of December 17, 1999 between BTN, Inc. and Boomtown Inc. (Incorporated by reference to the Company's current report on Form 8-K, filed December 20, 1999).
2.7	Second Amendment to Asset Purchase Agreement dated as of August 1, 2000 between BTN, Inc. and Boomtown Inc. (Incorporated by reference to the Company's current report on Form 8-K, filed August 23, 2000).
2.8	Agreement and Plan of Merger among CRC Holdings, Inc., Penn National Gaming, Inc., Casino Holdings, Inc., Sherwood Weiser and Donald E. Lefton, dated as of July 31, 2000. (Incorporated by reference to the Company's current report on Form 8-K, filed August 8, 2000).
2.9	Stock Purchase Agreement by and among Penn National Gaming, Inc., Dan S. Meadows, Thomas L. Meehan and Jerry L. Bayles, dated as of July 31, 2000. (Incorporated by reference to the Company's current report on Form 8-K, filed August 8, 2000).
2.10	Agreement and Plan of Merger, dated as of August 7, 2002, by and among Hollywood Casino Corporation, Penn National Gaming, Inc. and P Acquisition Corp. (Incorporated by reference to the Company's current report on Form 8-K, dated August 7, 2002).
3.1	Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on November 13, 1996. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.3	Statement with respect to shares of Series A Preferred Stock of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on March 16, 1999. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 23, 2001. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).
3.5	Bylaws of Penn National Gaming, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
4.1	Rights Agreement dated as of March 2, 1999, between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company. (Incorporated by reference to the Company's current report on Form 8-K, dated March 17, 1999).
4.2	Indenture dated as of March 12, 2001 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the Series A and Series B 11 1/8% Senior Subordinated Notes due 2008. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001).
4.3	Form of Penn National Gaming, Inc. Series A 11 1/8% Senior Subordinated Note due 2008. (Included as Exhibit A to Exhibit 4.2).
4.4	Form of Penn National Gaming, Inc. Series B 11 1/8% Senior Subordinated Note due 2008. (Included as Exhibit A to Exhibit 4.2).
4.5	Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 11 1/8% Senior Subordinated Notes due 2008. (Included as Exhibit F to Exhibit 4.2).
4.6*	Supplemental Indenture dated as of December 20, 2002 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 11 1/8% Senior Subordinated Notes due 2008.
4.7	Indenture dated as of February 28, 2002 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
4.8	Form of Penn National Gaming, Inc. 8 7/8% Senior Subordinated Note due 2010. (Included as Exhibit A to Exhibit 4.7).
4.9	Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8 7/8% Senior Subordinated Notes due 2010. (Included as Exhibit F to Exhibit 4.7).
4.10*	Supplemental Indenture dated as of December 20, 2002 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8 7/8% Senior Subordinated Notes due 2010.
4.11	Registration Rights Agreement dated as of March 12, 2001 by and among Penn National Gaming, Inc., certain of its subsidiaries, and Lehman Brothers Inc. and CIBC World Markets Corp. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001).
9.1	Form of Trust Agreement of Peter D. Carlino, Peter M. Carlino, Richard J. Carlino, David E. Carlino, Susan F. Harrington, Anne de Lourdes Irwin, Robert M. Carlino, Stephen P. Carlino and Rosina E. Carlino Gilbert. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.1#	1994 Stock Option Plan. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.2#	Employment Agreement dated April 12, 1994 between Penn National Gaming, Inc. and Peter M. Carlino. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).

10.3#	Amendment to Employment Agreement dated June 1, 1999, between Penn National Gaming, Inc. and Peter M. Carlino. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999).
10.4#	Employment Agreement dated April 12, 1994 between Penn National Gaming, Inc. and Robert S. Ippolito. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.5#	Amendment to Employment Agreement dated June 1, 1999, between Penn National Gaming, Inc. and Robert S. Ippolito. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999).
10.6#	Employment Agreement dated February 2001 between Penn National Gaming, Inc. and Kevin DeSanctis. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).
10.7#	Employment Agreement dated July 30, 2001 between Penn National Gaming, Inc. and William Clifford. (Incorporated by referenced to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).
10.8#*	Employment Agreement dated September 3, 2002 between Penn National Gaming, Inc. and Jordan B. Savitch.
10.9	Lease dated March 7, 1991 between Shelbourne Associated and PNRC Limited Partnership. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.10	Lease dated June 30, 1993 between John E. Kyner, Jr. and Sandra R. Kyner, and PNRC Chambersburg, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.11	Consulting Agreement dated August 29, 1994, between Penn National Gaming, Inc. and Peter D. Carlino. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994).
10.12	Lease dated July 7, 1994, between North Mall Associates and Penn National Gaming, Inc. for the York OTW. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994).
10.13	Lease dated March 31, 1995 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc. for the Wyomissing Corporate Office. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995).
10.14	Lease dated July 17, 1995 between E. Lampeter Associates and Pennsylvania National Turf Club, Inc. for the Lancaster OTW, as amended. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995).
10.15#	Agreement dated September 1, 1995 between Mountainview Thoroughbred racing Association and Pennsylvania National Turf Club, Inc. and Sports Arena Employees' Union Local 137 (non-primary location). (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995).
10.16	Agreement dated December 27, 1995 between Pennsylvania National Turf Club, Inc. and Teleview Racing Patrols, Inc. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995).
10.17	Amended and Restated Option Agreement dated as of February 17, 1995 between the PNGI Charles Town Gaming Limited Liability Company (The Joint Venture) and Charles Town Racing Limited Partnership and Charles Town Races, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1996).

10.18	Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000).
10.19	Agreement dated October 2, 1996 between Pennsylvania National Turf Club, Inc., Mountainview Racing Association and Sports Arena Employees' Union Local No. 137 (Primary Location). (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997).
10.20	Lease dated July 1, 1997 between Laurel Mall Associated and the Downs Off-Track Wagering, Inc. (Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1997).
10.21	Totalisator Agreement dated November 19, 1997, between Penn National Gaming, Inc. and AutoTote Systems, Inc. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997).
10.22	Purchase Agreement dated July 7, 1998, between Ladbroke Racing Management—Pennsylvania and Mountainview Thoroughbred Racing Association. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1998).
10.23	Lease Agreement between Penn National Gaming, Inc. and Eagle Valley Realty dated July 14, 1998 relating to the Johnstown OTW. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1998).
10.24	Joint Venture Agreement dated October 30, 1998 between Penn National Gaming, Inc. and Greenwood New Jersey, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1998).
10.25	Amendment dated November 2, 1998 to Joint Venture Agreement between Penn National Gaming, Inc. and Greenwood New Jersey, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1998).
10.26	First Amendment to Joint Venture Agreement dated as of January 28, 1999, by and between Greenwood New Jersey, Inc., and Penn National Gaming, Inc. (Incorporated by reference to the Company's current report on Form 8-K filed February 12, 1999).
10.27	Second Amendment to Joint Venture Agreement dated as of July 29, 1999, between Penn National Gaming, Inc. and Greenwood Racing, Inc., as successor in interest to Greenwood New Jersey, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999).
10.28	Shareholder's Agreement dated July 29, 1999, between Penn National Holding Company and Greenwood Racing, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999).
10.29	Amended and Restated Limited Partnership Agreement dated July 29, 1999, between FR Park Racing, L.P., Pennwood Racing, Inc. and Penn National GSFR, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999).
10.30	Amended and Restated Limited Partnership Agreement dated July 29, 1999, between FR Park Services, L.P., Pennwood Racing, Inc. and Penn National GSFR, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999).

10.31	Amended and Restated Limited Partnership Agreement dated July 29, 1999, between GS Park Racing, L.P., Pennwood Racing, Inc. and Penn National GSFR, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999).
10.32	Amended and Restated Limited Partnership Agreement dated July 29, 1999, between GS Park Services, L.P., Pennwood Racing, Inc. and Penn National GSFR, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999).
10.33	Subordination and Intercreditor Agreement dated July 29, 1999, between Penn National Gaming, Inc., FR Park Racing, L.P., and Commerce Bank, N.A. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999).
10.34	Debt Service Maintenance Agreement dated July 29, 1999, between Penn National Gaming, Inc. and Commerce Bank, N.A. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999).
10.35	Guaranty of Penn National Gaming, Inc. to Casino Magic Corp. dated December 9, 1999. (Incorporated by reference to the Company's current report on Form 8-K filed December 20, 1999).
10.36	Guaranty of Hollywood Park, Inc. to BSL, Inc. dated December 9, 1999. (Incorporated by reference to the Company's current report on Form 8-K filed December 20, 1999).
10.37	Assignment and Assumption of Lease Agreement dated December 31, 1998 between Mountainview Thoroughbred Racing Association and Ladbroke Racing Management-Pennsylvania. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998).
10.38	Subordination, Non-Disturbance and Attornment Agreement dated December 31, 1998 between Mountainview Thoroughbred Racing Association and CRIIMI MAE Services Limited Partnership. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998).
10.39	Live Racing Agreement dated March 23, 1999 between Pennsylvania National Turf Club, Inc. and Mountainview Thoroughbred Racing Association and Pennsylvania Horsemen's Benevolent and Protection Association, Inc. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998).
10.40	Guaranty of Penn National Gaming, Inc. to Boomtown, Inc. dated December 9, 1999. (Incorporated by reference to the Company's current report on Form 8-K filed December 20, 1999).
10.41	Guaranty of Hollywood Park, Inc. to BTN, Inc. dated December 9, 1999. (Incorporated by reference to the Company's current report on Form 8-K filed December 20, 1999).
10.42*	Harness Horsemen agreement effective January 16, 2003 between The Downs Racing, Inc. and the the Pennsylvania Harness Horsemen's Association, Inc.
10.43*	Agreement dated May 7, 1997 between PNGI Charles Town Gaming, LLC and Charles Town H.B.P.A., Inc.
10.44	Thoroughbred horsemen letter dated February 24, 2000 between PNGI Charles Town Gaming, LLC and the Charles Town thoroughbred horsemen. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999).
10.45*	Amendment dated December 20, 2002 to the Agreement between PNGI Charles Town Gaming, LLC and Charlestown H.B.P.A., Inc.
10.46	Agreement dated March 7, 2000 between Penn National Gaming, Inc. and Trackpower, Inc. and eBet Limited, Inc. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999).

10.47	Purchase Agreement dated March 15, 2000, between PNGI Charles Town Gaming, LLC and BDC Group. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2000).
10.48	Credit Agreement among Penn National Gaming, Inc., as Borrower, the Several Lenders from time to time parties hereto, Lehman Brothers Inc., as Lead Arranger and Book- Running Manager, CIBC World Markets Corp., as Co-Lead Arranger and Co-Book Running Manager, Lehman Commercial Paper Inc., as Syndication Agent, Canadian Imperial Bank of Commerce, as Administrative Agent, and The CIT Group/Equipment Financing, Inc., First Union National Bank and Wells Fargo Bank, N.A., as Documentation Agents, dated as of August 8, 2000. (Incorporated by reference to the Company's Form 8-K filed August 23, 2000).
10.49	Amendment No. 1 dated as of October 4, 2000 to Credit Agreement among Penn National Gaming, Inc., as Borrower, the Lenders under the Credit Agreement, Lehman Commercial Paper Inc., as syndication agent for the Lenders, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001).
10.50	Amendment No. 2 dated as of April 5, 2001 to Credit Agreement among Penn National Gaming, Inc., as Borrower, the Lenders under the Credit Agreement, Lehman Commercial Paper Inc., as syndication agent for the Lenders, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001).
10.51	Amendment No. 3 dated as of February 22, 2002 to Credit Agreement among Penn National Gaming, Inc., as Borrower, the Lenders under the Credit Agreement, Lehman Commercial Paper Inc., as syndication agent for the Lenders, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.52	Amendment No. 4 dated as of April 25, 2002 to Credit Agreement among Penn National Gaming, Inc., as Borrower, the Lenders under the Credit Agreement, Lehman Commercial Paper Inc., as syndication agent for the Lenders, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.53	Amendment No. 5 dated as of November 13, 2002 to Credit Agreement among Penn National Gaming, Inc., as Borrower, the Lenders under the Credit Agreement, Lehman Commercial Paper Inc., as syndication agent for the Lenders, and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.54	Stockholder Agreement, dated as of August 7, 2002, by and among Penn National Gaming, Inc., Hollywood Casino Corporation and Edward T. Pratt, Jr. (Incorporated by reference to the Company's current report on Form 8-K filed August 9, 2002).
10.55	Stockholder Agreement, dated as of August 7, 2002, by and among Penn National Gaming, Inc., Hollywood Casino Corporation and Lisa Pratt and Edward T. Pratt, III. (Incorporated by reference to the Company's current report on Form 8-K filed August 9, 2002).
10.56	Stockholder Agreement, dated as of August 7, 2002, by and among Penn National Gaming, Inc., Hollywood Casino Corporation and Aileen Pratt and Jack E. Pratt, Sr. (Incorporated by reference to the Company's current report on Form 8-K, filed August 9, 2002).

10.57	Stockholder Agreement, dated as of August 7, 2002, by and among Penn National Gaming, Inc., Hollywood Casino Corporation and William D. Pratt. (Incorporated by reference to the Company's current report on Form 8-K filed August 9, 2002).
10.58	Stockholder Agreement, dated as of August 7, 2002, by and among Penn National Gaming, Inc., Hollywood Casino Corporation and Maria A. Pratt. (Incorporated by reference to the Company's current report on Form 8-K filed August 9, 2002).
10.59	Stockholder Agreement, dated as of August 7, 2002, by and among Penn National Gaming, Inc., Hollywood Casino Corporation and Sharon Pratt Naftel. (Incorporated by reference to the Company's current report on Form 8-K filed August 9, 2002).
10.60	Stockholder Agreement, dated as of August 7, 2002, by and among Penn National Gaming, Inc., Hollywood Casino Corporation and Diana Pratt Wyatt. (Incorporated by reference to the Company's current report on Form 8-K filed August 9, 2002).
10.61	Stockholder Agreement, dated as of August 7, 2002, by and among Penn National Gaming, Inc. Hollywood Casino Corporation and Carolyn Pratt Hickey. (Incorporated by reference to the Company's current report on Form 8-K filed August 9, 2002).
10.62	Stockholder Agreement, dated as of August 7, 2002, by and among Penn National Gaming, Inc. Hollywood Casino Corporation and Michael Shannon Pratt. (Incorporated by reference to the Company's current report on Form 8-K filed August 9, 2002).
10.63	Stockholder Agreement, dated as of August 7, 2002, by and among Penn National Gaming, Inc., Hollywood Casino Corporation and Jill Pratt LaFerney. (Incorporated by reference to the Company's current report on Form 8-K filed August 9, 2002).
10.64	Stockholder Agreement, dated as of August 7, 2002, by and among Penn National Gaming, Inc., Hollywood Casino Corporation and John R. Pratt. (Incorporated by reference to the Company's current report on Form 8-K, filed August 9, 2002).
10.65	Stockholder Agreement, dated as of August 7, 2002, by and among Penn National Gaming, Inc., Hollywood Casino Corporation and William D. Pratt Jr. (Incorporated by reference to the Company's current report on Form 8-K filed August 9, 2002).
10.66*	Credit Agreement, dated March 3, 2003, among Penn National Gaming, Inc., Bear Stearns & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns Corporate Lending Inc., Socìete Generale, Credit Lyonnais New York Branch and the lenders party thereto.
21*	Subsidiaries of the Registrant.
23.1*	Consent of BDO Seidman, LLP.
24.1*	Power of attorney (included on the signature page to this Form 10-K report).
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

        # Compensation plans and arrangements for executives and others.

        * Filed herewith.

QuickLinks

TABLE OF CONTENTS
PART I
PART II
Penn National Gaming, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Income (In thousands, except per share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity (In thousands, except share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Penn National Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements
PART III
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934
CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934
EXHIBIT INDEX