Form 10-Q
period 2003-03-31
PENN NATIONAL GAMING INC
filed 2003-05-13
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

610-373-2400
(Registrant’s telephone number including area code:)

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

Yes  ☒  No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of May 9, 2003
Common Stock, par value $.01 per share	39,359,034 Shares

This report contains information that are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends.  Such statements should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: successful completion of capital projects; the activities of our competitors; the existence of attractive acquisition candidates; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the passage of state or federal legislation that would expand, restrict, further tax or prevent gaming operations in the jurisdictions in which we operate; our dependence on key personnel; our inability to realize the benefits of the integration of Hollywood Casino Corporation or any other acquired entity; the maintenance of agreements with our horsemen and pari-mutuel clerks; the impact of terrorism and other international hostilities and other factors as discussed in our other filings with the United States Securities and Exchange Commission.  We do not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheet
(In thousands, except share and per share data)

	December 31, 2002	March 31, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,121	$118,052
Cash in escrow	—	402,612
Receivables	19,418	22,574
Prepaid income taxes	6,415	—
Prepaid expenses and other current assets	9,080	30,298
Deferred income taxes	4,405	28,393
Total current assets	94,439	601,929

Net property and equipment, at cost	450,886	749,711

Other assets:
Investment in and advances to unconsolidated affiliate	16,152	16,736
Note Receivable	—	1,000
Excess of cost over fair market value of net assets acquired	160,506	626,872
Management service contract (net of amortization of $4,206 and $4,833, respectively)	21,539	20,911
Deferred financing costs, net	10,463	31,715
Miscellaneous	11,495	10,473
Total other assets	220,155	707,707
	$765,480	$2,059,347
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$18	$387,510
Accounts payable	19,450	53,306
Accrued Liabilities:
Expenses	21,973	43,015
Interest	18,041	34,556
Salaries and wages	17,351	19,589
Gaming, pari-mutuel, property and other taxes	9,282	25,124
Income taxes payable	—	5,678
Other current liabilities	6,867	11,849
Total current liabilities	92,982	580,627

Long term liabilities:
Long-term debt, net of current maturities	375,000	1,184,288
Deferred income taxes	50,498	33,949
Other non-current liabilities	—	319
Total long-term liabilities	425,498	1,218,556

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; shares issued 40,033,684 and 40,110,434, respectively	403	404
Treasury stock, at cost 849,400 shares	(2,379)	(2,379)
Additional paid-in capital	154,049	154,711
Retained earnings	96,584	109,771
Accumulated other comprehensive loss	(1,657)	(2,343)
Total shareholders’ equity	247,000	260,164
	$765,480	$2,059,347

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2002	2003
Revenues
Gaming	$113,540	$183,853
Racing	27,939	25,720
Management service fee	2,399	2,699
Food, beverage and other revenue	16,365	24,633
Gross revenues	160,243	236,905
Less: Promotional allowances.	(6,754)	(11,695)
Net revenues	153,489	225,210

Operating Expenses
Gaming	63,955	99,424
Racing	20,230	18,783
Food, beverage and other expenses	9,498	16,607
General and administrative	27,239	38,764
Depreciation and amortization	8,066	12,829
Total operating expenses	128,988	186,407
Income from operations	24,501	38,803
Other income (expenses)
Interest expense	(10,792)	(16,352)
Interest income	459	434
Earnings from joint venture	774	588
Other	(24)	(104)
Loss on change in fair values of interest rate swaps	—	(527)
Loss on early extinguishment of debt	(7,924)	(1,310)
Total other expenses	(17,507)	(17,271)

Income before income taxes	6,994	21,532
Taxes on income	2,863	8,345
Net income	$4,131	$13,187

Per share data
Basic Net income	$.12	$.34

Diluted Net income	$.12	$.33

Weighted shares outstanding
Basic	34,032	39,219
Diluted	35,735	40,280

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Unaudited)

(In thousands, except share data)

			Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income

	Common Stock
	Shares	Amount

Balance, December 31, 2002	40,033,684	$403	$(2,379)	$154,049	$96,584	$(1,657)	$247,000	$—
Exercise of stock options including tax benefit of $342	76,750	1	—	662	—	—	663	—
Change in fair value of interest rate swap contracts, net of income tax benefit of $725	—	—	—	—	—	(1,184)	(1,184)	(1,184)
Amortization of interest rate swap agreement, net of income taxes of $201	—	—	—	—	—	373	373	373
Foreign currency translation adjustment	—	—	—	—	—	125	125	125
Net income for the period	—	—	—	—	13,187	—	13,187	13,187
Balance, March 31, 2003	40,110,434	$404	$(2,379)	$154,711	$109,771	$(2,343)	$260,164	$12,501

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2003
Cash flows from operating activities
Net income	$4,131	$13,187
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,066	12,829
Amortization of deferred financing costs charged to interest expense	603	707
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense	178	373
Loss on sale of fixed assets	180	830
Earnings from joint venture	(774)	(588)
Loss relating to early extinguishment of debt	5,906	1,310
Deferred income taxes	1,027	2,319
Accelerated vesting of stock options	133	—
Tax benefit from stock options exercised	207	342
Loss on change in value of interest rate swap contracts	—	527
Decrease (increase), net of businesses acquired in:
Receivables	3,872	2,219
Prepaid income taxes	—	6,415
Prepaid expenses and other current assets	(461)	(11,462)
Miscellaneous other assets	(315)	10,096
Increase (decrease), net of businesses acquired in:
Accounts payable	(1,562)	21,649
Accrued liabilities	(6,793)	(9,384)
Gaming, pari-mutuel, property and other taxes	673	2,760
Income taxes payable	2,740	5,678
Other current and non-current liabilities	1,700	(1,010)
Net cash provided by operating activities	19,511	58,797

Cash flows from investing activities
Expenditures for property and equipment	(20,055)	(9,950)
Payments to terminate interest rate swap contract	—	(1,902)
Proceeds from sale of property and equipment	178	62
Acquisition of business, net of cash acquired	—	(264,081)
Cash in escrow	—	(401,612)
Net cash (used) in investing activities	(19,877)	(677,483)

Cash flows from financing activities
Proceeds from exercise of options and warrants	233	321
Proceeds from sale of common stock	96,081	—
Proceeds from credit facility	173,752	700,000
Principal payments on long-term debt	(258,891)	—
(Increase) in unamortized financing cost	(3,180)	(18,829)
Net cash provided by financing activities	7,995	681,492
Effect of exchange rate fluctuations on cash	—	125
Net increase in cash and cash equivalents	7,629	62,931
Cash and cash equivalents, at beginning of period	38,378	55,121
Cash and cash equivalents, at end of period	$46,007	$118,052

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc., (“Penn”) and its subsidiaries (collectively, the “Company”). Investment in and advances to an unconsolidated affiliate that is 50% owned is accounted for under the equity method.  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations for the three month periods ended March 31, 2002 and 2003. The results of operations experienced for the three month period ended March 31, 2003 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2003.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company’s December 31, 2002 annual consolidated financial statements.

2.                                      Hollywood Casino Corporation

On March 3, 2003, the Company completed its acquisition of Hollywood CasinoTM and acquired 100 percent of its outstanding common stock for approximately $397.9 million in cash, including acquisition costs of $50.9 million.  The results of operations for Hollywood Casino are included in the consolidated financial statements from March 1, 2003.  Hollywood Casino Corporation owns and operates distinctively themed casino entertainment facilities in major gaming markets in Aurora, Illinois, Tunica, Mississippi and Shreveport, Louisiana.  As a result of the acquisition, the Company believes it is the seventh largest gaming company in the United States (based on gaming revenues).  The acquisition expands the Company’s customer base and provides increased geographic diversity.  Under the terms of the purchase agreement, a wholly-owned subsidiary of the Company merged with and into Hollywood Casino, and Hollywood Casino stockholders received cash in the amount of $12.75 per share at closing or $328.1 million and holders of Hollywood Casino stock options received $19.0 million (representing the aggregate difference between $12.75 per share and their option exercise prices).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company has obtained and is in the process of reviewing third party valuations, thus the allocation of the purchase price is subject to refinement.

At March 3, 2003

(In thousands)

Current assets	$167,049
Property and equipment	301,623
Other assets, including deferred income taxes of $19,511	42,215
Goodwill	465,358
Total assets acquired	976,245

Current liabilities	(72,157)
Other liabilities	(8,466)
Long-term debt	(497,674)
Total liabilities assumed	(578,297)
Net assets acquired	$397,948

3.                                      Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net of gaming wins less losses.  Net revenues exclude the retail value of complimentary rooms, food and beverage furnished gratuitously to customers.  These amounts, which are included in promotional allowances, were as follows:

	Three months ended March 31,
	2002	2003
	(In thousands)

Rooms	$366	$1,334
Food and beverage	5,796	9,432
Other	592	929
Total promotional allowances	$6,754	$11,695

The estimated cost of providing such complimentary services, which is included in gaming expenses, was as follows:

	Three months ended March 31,
	2002	2003
	(In thousands)

Rooms	$239	$1,063
Food and beverage	3,108	6,314
Other	316	690
Total cost of complimentary services	$3,663	$8,067

Racing revenues include the Company’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and the Company’s share of wagering from import and export simulcasting, as well as its share of wagering from its OTWs.

Revenues from the management service contract the Company has with Casino Rama (the “CRC Management Contract”) are based upon contractual terms and are recognized when services are performed.

4.                                      Earnings Per Share

The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share are set forth in the table below.  For the three months ended March 31, 2002 and 2003, the effect of all outstanding stock options have been included in the calculation of diluted earnings per share.

	Three months ended March 31,
	2002	2003
	(In thousands)

Weighted average number of shares outstanding–Basic earnings per share	34,032	39,219
Dilutive effect of stock options	1,703	1,061
Weighted average number of shares outstanding–Diluted earnings per share	35,735	40,280

5.                                      Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Under the intrinsic-value method, because the exercise price of the Company’s employee stock options is more than or equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company accounts for the plan under the recognition and measurement principles of APB 25 and related Interpretations.  No stock-based employee compensation cost is reflected in net income for options granted since all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  However, there are situations that may occur, such as the accelerated vesting of options, that require a current charge to income.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,
	2002	2003
	(In thousands)
Net income, as reported	$4,131	$13,187
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	133	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	384	571
Pro forma net income	$3,880	$12,616

Earnings per share:
Basic-as reported	$.12	$.34
Basic-pro forma	$.11	$.32
Diluted-as reported.	$.12	$.33
Diluted-pro forma.	$.11	$.31

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	March 31,
	2002	2003
Risk-free interest rate	3.0%	3.0%
Volatility	50.0%	50.0%
Dividend yield	0.0%	0.0%
Expected life (years)	5	5

The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts.  SFAS 123 does not apply to awards prior to 1995.  Additional awards in future years are anticipated.

6.                                      Certain Risks and Uncertainties

The Company’s operations are dependent on its continued licensing by state gaming and racing commissions.  The loss of a license, in any jurisdiction in which the Company operates, could have a material adverse effect on future results of operations.

The Company is dependent on each gaming and racing property’s local market for a significant number of its patrons and revenues.  If economic conditions in these areas deteriorate or additional gaming or racing licenses are awarded in these markets, the Company’s results of operations could be adversely affected.

7.                                      Property and Equipment

Property and equipment consist of the following:

	December 31, 2002	March, 31, 2003
	(In thousands)

Land and improvements	$88,885	$115,454
Building and improvements	289,782	515,022
Furniture, fixtures, and equipment	143,760	194,712
Transportation equipment	1,127	1,102
Leasehold improvements	14,657	16,059
Construction in progress	3,880	11,402
Total property and equipment	542,091	853,751
Less: accumulated depreciation and amortization	91,205	104,040
Property and equipment, net	$450,886	$749,711

Interest capitalized in connection with major construction projects was $1.6 million for the year ended December 31, 2002.  Depreciation and amortization expense, for property and equipment, totaled $7.4 million and $12.2 million for the three months ended March 31, 2002 and March 31, 2003, respectively.

8.                                      Supplemental Disclosures of Cash Flow Information

	Three months ended March 31,
	2002	2003
	(In thousands)
Cash payments of interest	$16,228	$23,493
Cash payments of income taxes	—	—

Hollywood Casino Corporation Acquisition:
Cash Paid	—	$397,948
Fair value of assets acquired, including cash acquired of $133,867	—	$976,245
Fair value of liabilities assumed	—	$578,297

9.                                      Long-term Debt

Long-term debt is as follows:

	March 31,
	2002	2003
	(In thousands)
$800 million senior secured credit facility	$—	$700,000
$200 million 11 1/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	200,000	200,000
$175 million 8 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	175,000	175,000
Hollywood Casino Corporation
11.25% senior secured notes, due 2007	—	310,000
Floating rate senior secured notes, due 2006		50,000
Hollywood Casino Shreveport non-recourse debt
13% Shreveport First Mortgage Notes	—	150,000
13% Shreveport Senior Secured Notes	—	39,870
Less: Bond valuation allowance	—	(69,564)
Capital leases	—	16,485
Other notes payable	18	7
	375,018	1,571,798
Less current maturities	18	387,510
	$375,000	$1,184,288

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2003 (in thousands):

2003 (9 months)	$381,010
2004	27,625
2005	27,767
2006	148,202
2007	28,069
2008	288,625
Thereafter	670,500
Total minimum payments	$1,571,798

$800 Million Senior Secured Credit Facility

On March 3, 2003, the Company entered into an $800 million senior secured credit facility with a syndicate of lenders that replaced the Company’s $350 million credit facility.

The credit facility is comprised of a $100 million revolving credit facility maturing on September 1, 2007, a $100 million Term A facility loan maturing on September 1, 2007 and a $600 million Term B facility loan maturing on September 1, 2007.  The maturity dates will be extended to the fifth anniversary dates for the revolving and Term A loans and the sixth anniversary date for the Term B loan if the outstanding 11 1/8% Senior Subordinated Notes due 2008 are refinanced in full to a date that is at least seven years and 181 days after March 3, 2003.  Up to $20 million of the revolving credit facility may be used for the issuance of standby letters of credit.  In addition, up to an additional $20 million of the revolving credit facility may be used for short-term credit to be provided to the Company on a same-day basis.  On March 3, 2003 the Company borrowed the entire Term A and Term B term loans to complete the purchase of Hollywood Casino Corporation and to call Hollywood Casino Corporation’s $360 million senior secured notes.

At the Company’s option, the revolving and the Term A credit facilities may bear interest at (1) the highest of ½ of 1% in excess of the federal funds effective rate or the base rate of interest that the Administrative Agent announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 3.25%, in either case, with the applicable rate based on the Company’s total leverage.  The Term B credit facility may bear interest at (1) the highest of ½ of 1% in excess of the federal funds effective rate or the base rate of interest that the Administrative Agent announces from time to time as its prime lending rate plus an applicable margin of up to 3.00%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 4.00%, in either case, with the applicable rate based on the Company’s total leverage.

At March 31, 2003, the Company had an outstanding balance of $700 million on term loans A and B and $94.2 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $5.8 million.

The terms of the Company’s $800 million senior secured credit facility require the Company to satisfy certain financial covenants, including, but not limited to, leverage and fixed charges coverage ratios, and limitations on indebtedness, liens, investments and capital expenditures. At March 31, 2003, the Company was in compliance with all required financial covenants.

The $800 million senior secured credit facility is secured by substantially all of the assets of the Company, except for the assets of Hollywood Casino Shreveport, which serve as collateral for the notes of Hollywood Casino Shreveport.  See “Hollywood Casino Shreveport Notes” below.

Hollywood Casino Corporation Notes and Cash in Escrow

On March 3, 2003, the date of closing for the Hollywood Casino Corporation (HWD:AMEX) (“Hollywood Casino”) acquisition, Hollywood Casino had outstanding long-term indebtedness of $310 million of 11.25% senior secured notes due 2007 and $50 million of floating rate senior secured notes, due 2006.  As part of the closing, the Company placed $401 million in an escrow account to call the notes on May 1, 2003.  The $401 million consisted of note principal of $360 million, accrued interest of $19 million and a note call premium of $22 million.  This transaction was completed and the notes were retired on May 1, 2003.

Hollywood Casino - Aurora Capital Leases

Hollywood Casino-Aurora (“HCA”) leases two parking garages under capital lease agreements.  The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years.  Rental payments through June 2012 equal the City of Aurora’s financing costs related to its general obligation bond issue used to finance the construction of the parking garage.  The general obligation bond issue has an annual interest rate of approximately 5.6%.  The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years.  Rental payments during the first 15 years equal the lessor’s debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage.  The remaining construction costs were funded by HCA.   In addition, HCA currently pays base rent equal to $17,000 per month for improvements made to the lessor’s North Island Center banquet and meeting facilities.  HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.  At March 31, 2003, we had a long-term capital lease obligation of $16.5 million.

Hollywood Casino Shreveport Notes

Hollywood Casino Shreveport and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% first mortgage notes due 2006 and $39 million aggregate principal amount of 13% senior secured notes due 2006 (the “Hollywood Shreveport Notes”).  Hollywood Casino Shreveport is a general partnership that owns the casino operations.  Shreveport Capital Corporation is a wholly-owned subsidiary of Hollywood Casino Shreveport formed solely for the purpose of being a co-issuer of the Hollywood Shreveport Notes.

The Hollywood Shreveport Notes are non-recourse to Penn and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc., collectively the “Shreveport Entities”) and are secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

The indentures governing the Hollywood Shreveport Notes require the issuers to make an offer to purchase the Hollywood Shreveport Notes at 101% of the principal amount thereof within ten days of the occurrence of a “Change of Control” as defined in the indentures.  A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of our wholly-owned subsidiary with and into Hollywood Casino Corporation.  Hollywood Casino Shreveport determined that it does not have the liquidity to repurchase the Hollywood Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Hollywood Shreveport Notes as required under the indentures.  As a result, a valuation allowance in the amount of $69.6 million was established to reduce the carrying amount to management’s estimate of the fair value of the Hollywood Shreveport Notes, which is based on the fair value of the underlying collateral.

On March 14, 2003, the Hollywood Casino Shreveport and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Shreveport Notes that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Shreveport Notes or an event of default will have occurred under the indentures.  Neither Hollywood Casino Shreveport nor Shreveport Capital Corporation made a Change of Control offer to purchase the Hollywood Shreveport Notes within the 60 days.  There can be no assurance that the holders of the Hollywood Shreveport Notes will not pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Further, any action on the part of the noteholders may require the Shreveport Entities to seek the protection of the bankruptcy laws or other similar remedies.

Interest Rate Swap Contracts

The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings.  This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments.  To the extent the Company employs such financial instruments pursuant to this policy, they are generally accounted for as hedging instruments.  In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company’s exposure to market fluctuations throughout the hedge period.  If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change.  Net settlements pursuant to the financial instrument are included as interest expense in the period.

On March 27, 2003, the Company entered into forward interest rate swap agreements with a total notional amount of $375.0 million in accordance with the terms of the $800 million senior secured credit facility.  There are three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005.  Under these contracts, the Company pays a fixed rate of 1.92% and receives a variable rate based on the 90-day LIBOR rate.  The Company also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006.  Under these contracts, the Company pays fixed rates of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate.  The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as reduction of, or addition to, interest expense as incurred over the life of the swap.  At March 31, 2003, the 90-day LIBOR rate was 1.29%.

The Company accounts for interest rate swaps as cash flow hedges whereby the fair value of the interest rate swap is reflected in other current liabilities in the accompanying consolidated balance sheet with the offset, net of income taxes and any hedge ineffectiveness, recorded as accumulated other comprehensive income (loss).  The fair value of the interest rate swaps  and any ineffectiveness were not material as of March 31, 2003.  Amounts in accumulated other comprehensive income are amortized as a yield adjustment of interest expense over the term of the related swaps, the term of the related hedge.  Such amounts were not material during the year ended December 31, 2002 and the three months ended March 31, 2003.  Over the next twelve months, approximately $1.7 million, related to interest rate swaps existing at January 1, 2003, will be reclassified to income.

Termination of Interest Rate Swap Agreement

On March 3, 2003, the Company terminated its $36 million notional amount interest rate swap originally scheduled to expire in June 2004.  The Company paid $1.9 million to terminate the swap agreement.

10.                               Segment Information

The Company currently operates in two segments: gaming and racing. The accounting policies for each segment are the same as those described in the “Summary of Significant Accounting Policies” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The table below presents information about reported segments (in thousands):

	Gaming(1)	Racing	Eliminations		Total
As of and for the three months ended March 31, 2002
Revenue	$129,074	24,823	$(408)	(2)	$153,489
Income from operations	21,825	2,676			24,501
Depreciation and Amortization	7,158	908			8,066
Total Assets	1,171,364	95,261	(501,145)	(3)	765,480

As of and for the three months ended March 31, 2003
Revenue	$203,677	$21,880	$(347)	(2)	$225,210
Income from operations	37,014	1,789			38,803
Depreciation and Amortization	11,987	842			12,829
Total Assets	3,183,971	99,211	(1,223,835)	(3)	2,059,347

(1)                Reflects results of Bullwhackers Casino since the April 25, 2002 acquisition and Hollywood Casino since the March 3, 2003 acquisition, which the Company accounts for as of March 1, 2003.

(2)                Primarily reflects intercompany transactions related to import/export simulcasting.

(3)                Primarily reflects elimination of intercompany investments, receivables and payables.

11.                               Litigation

Penn and its subsidiaries are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business.  The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.  In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings.  However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition or results of operations.  Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

The following proceedings could result in costs, settlements or damages that materially impact the Company’s consolidated financial condition or operating results.  In each instance, the Company believes that it has meritorious defenses and/or counter-claims and intends to vigorously defend itself.

In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against the Company in the 19th Judicial District Court for the Parish of East Baton Rouge, LA seeking a declaratory judgment that the plaintiff is entitled to terminate the lease and/or void the Company’s option to renew the lease due to certain alleged defaults by the Company or its predecessors-in-interest.  The current term of the Company’s lease expires in January 2004.  The case is in the discovery phase at this time.  A trial date has not yet been set.

In October 2002, in response to the Company’s plans to relocate the river barge underlying the Boomtown Biloxi Casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi Casino conducts a portion of its dockside operations, filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease.  The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company’s request to relocate the barge.  Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved our plan to relocate the barge.  The case is in the discovery phase at this time.  A trial date has not yet been set.

In April 2003, Planet Hollywood (Region IV) Inc. and Planet Hollywood International, Inc. filed a lawsuit against Hollywood Casino Corporation and certain of its subsidiaries in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment (i) that Planet Hollywood should be permitted to use certain of its restaurant-related trademarks in connection with, among other things, the potential future operation of a casino, (ii) that Hollywood Casino should be barred from asserting claims that such use by Planet Hollywood would constitute infringement or unfair competition by Planet Hollywood and (iii) that certain trademark registrations owned by Hollywood Casino should be cancelled.  The trademark “Hollywood Casino” has been in use since 1993 and has been registered with the U.S. Patent and Trademark Office since 1994.   The parties are currently filing and responding to preliminary pleadings.  Discovery has not yet commenced.

12.          Subsidiary Guarantors

Under the terms of the $800 million senior secured credit facility, all of the Company’s domestic subsidiaries except for Onward Development, LLC, an inactive subsidiary, Tennessee Downs, Inc., an inactive subsidiary, HWCC-Louisiana, Inc., HWCC-Shreveport, Inc. HCS I, Inc, HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation and their respective subsidiaries, if any, (“Subsidiary Non-Guarantors”), are guarantors under the agreement.  Summarized financial information as of and for the three months ended March 31, 2003 for Penn, the Subsidiary Guarantors and Subsidiary Non-guarantors is as follows:

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of March 31, 2003
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$415,474	$160,146	$28,447	$(2,138)	$601,929
Net property and equipment, at cost	1,739	630,226	117,746	—	749,711
Other assets	825,243	1,098,239	5,922	(1,221,697)	707,707
Total	1,242,456	1,888,611	152,115	(1,223,835)	2,059,347
Current liabilities	407,897	151,809	28,091	(7,170)	580,627
Long-term liabilities	673,940	1,607,734	120,625	(1,183,743)	1,218,556
Shareholder’s equity	160,619	129,068	3,399	(32,922)	260,164
Total	$1,242,456	$1,888,611	$152,115	$(1,223,835)	$2,059,347

Three Months ended March 31, 2003
Condensed Consolidating Statement of Income (In thousands)
Total revenues	$—	$210,150	$15,407	$(347)	$225,210
Total operating expenses	4,598	168,970	13,186	(347)	186,407
Income from operations	(4,598)	41,180	2,221	—	38,803
Other income (expense)	9,926	(24,547)	(2,650)	—	(17,271)
Income before income taxes	5,328	16,633	(429)	—	21,532
Taxes on income	2,224	6,292	(171)	—	8,345
Net income	$3,104	$10,341	$(258)	$—	$13,187

Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by (used in) operating activities	$12,582	$42,814	$3,401	$—	$58,797
Net cash provided by (used in) investing activities	$(690,953)	13,534	(64)	—	(677,483)
Net cash provided by (used in) financing activities	681,492	115	(115)	—	681,492
Effect of exchange rate fluctuations on cash	125	—	—	—	125
Net increase (decrease) in cash and cash equivalents	3,246	56,463	3,222	—	62,931
Cash and cash equivalents at beginning of period	3,339	38,430	13,352	—	55,121
Cash and cash equivalents at end of period	$6,585	$94,893	$16,574	$—	$118,052

13.          Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the three months ended March 31, 2002 and 2003, as though the Hollywood Casino acquisition had occurred on January 1, 2002, is as follows:

	Three Months Ended March 31,
	2002	2003
	(In thousands)
Revenues	$276,673	$306,457
Net income	12,246	16,987

Net income per common share
Basic	$.36	$.43
Diluted	$.34	$.42

Weighted shares outstanding
Basic	34,032	39,219
Diluted	35,735	40,280

14.          Subsequent Events

Planet Hollywood Litigation

In April 2003, Planet Hollywood (Region IV) Inc. and Planet Hollywood International, Inc. filed a lawsuit against Hollywood Casino Corporation and certain of its subsidiaries in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment (i) that Planet Hollywood should be permitted to use certain of its restaurant-related trademarks in connection with, among other things, the potential future operation of a casino, (ii) that Hollywood Casino should be barred from asserting claims that such use by Planet Hollywood would constitute infringement or unfair competition by Planet Hollywood and (iii) that certain trademark registrations owned by Hollywood Casino should be cancelled.  The trademark “Hollywood Casino” has been in use since 1993 and has been registered with the U.S. Patent and Trademark Office since 1994.   The parties are currently filing and responding to preliminary pleadings.  Discovery has not yet commenced.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2002.

We derive substantially all of our revenues from gaming and racing operations.  Since September 1997, our gaming revenues have accounted for an increasingly larger share of our total revenues.  Our acquisition of Hollywood Casino Corporation (HWD:AMEX) (“Hollywood Casino”) in the first quarter of 2003 has impacted and will continue to impact our revenue mix between gaming and pari-mutuel revenues on a prospective basis.  Our pari-mutuel revenues have been derived from wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting of our races at out-of-state locations.  Our other revenues have been derived from admissions, program sales, food and beverage sales, concessions and certain other ancillary activities. For the three months ended March 31, 2002 and 2003, gaming revenue represented approximately 84.1% and 90.4% of our total revenue, respectively.

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002.  The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

Revenue recognition

In accordance with common industry practice, our casino revenues are the net of gaming wins less losses.  Racing revenues include our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and our share of wagering from import and export simulcasting as well as our share of wagering from our OTWs.  The vast majority of wagers for both businesses are in the form of cash and we do not grant credit to our customers to a significant extent.  Our receivables consist principally of amounts due from simulcasting of our races to other racetracks and their OTWs.  We also have receivables due under our management service contract with Casino Rama for management fees and for expenses, primarily salaries and wages, payable in accordance with our contract.   Historically, we have not experienced any significant bad debts from uncollected receivables.

Valuation of long-lived tangible and intangible assets, including goodwill

As a result of our acquisition of Hollywood Casino, goodwill increased significantly.  Two issues arise with respect to these assets that require significant management estimates and judgment: a) the valuation in connection with the initial purchase price allocation and b) the ongoing evaluation for impairment.

In connection with this acquisition, a valuation was completed to determine the allocation of the purchase price.  Upon completion of the valuation process, approximately $465.4 million was allocated to goodwill.  The purchase price allocation process requires management to make estimates and judgments as to the remaining useful lives of the assets purchased.  If growth rates, operating margins, or useful lives, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements could result in a possible impairment of goodwill or require an acceleration in amortization expense.

At March 31, 2003, we had a net property and equipment balance of $749.7 million, representing 36.1% of total assets.  We depreciate property and equipment on a straight-line basis over their estimated useful lives.  The estimated useful lives are based on the nature of the assets as well as our current operating strategy.  Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets.  Such an impairment loss would be recognized as a non-cash component of operating income.

Accounting for income taxes

We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The realizability of the deferred tax assets is evaluated by assessing the likelihood of realization and by adjusting the amount of the valuation allowance, if necessary.  The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  We have used tax-planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction.  These audits can involve complex issues that may require an extended period of time to resolve.  In our opinion, adequate provisions for income taxes have been made for all periods.

Recent Accounting Standards

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003.  For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003.  We do not expect Interpretation No. 46 to have an effect on the consolidated financial statements.

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

The following is a summary of the results of operations by property level for the three months ended March 31, 2002 and 2003:

	Revenues		EBITDA(1)
	2003	2002	2003	2002
Charles Town Races™	$70,733	$57,097	$19,059	$14,518
Casino Rouge	29,070	26,934	9,045	7,444
Casino Magic-Bay St. Louis	26,585	22,941	6,209	4,942
Boomtown Biloxi	18,917	19,704	4,359	4,163
Bullwhackers(2)	6,086	—	442	—
Casino Rama Management Contract	2,699	2,399	2,494	2,193
Pennsylvania Racing/OTWs	23,418	24,822	2,907	3,584
Hollywood Casino-Aurora (3)	24,791	—	7,434	—
Hollywood Casino-Tunica (3)	10,548	—	2,216	—
Hollywood Casino Shreveport (3)	12,710	—	2,779	—
Earnings from Pennwood Racing, Inc (New Jersey)	—	—	588	774
Corporate eliminations (4)	(347)	(432)	—	—
Corporate overhead		24	(4,482)	(4,076)
Total	$225,210	$153,489	$53,050	$33,542

(1)          EBITDA is income from operations excluding charges for depreciation and amortization and gain/loss on sale of assets, and is inclusive of earnings from joint venture.  EBITDA does not represent net income or cash flows from operations as those terms are defined by GAAP.  EBITDA does not necessarily indicate whether cash flows will be sufficient to fund cash needs.  A reconciliation of GAAP income for operations to EBITDA follows this table.

(2)          Bullwhackers was acquired by Penn National Gaming on April 25, 2002.

(3)          Hollywood Casino – Aurora, Hollywood Casino – Tunica and Hollywood Casino Shreveport were acquired by Penn National Gaming, Inc. on March 3, 2003 and accounted for as of March 1, 2003.

(4)          For intracompany transactions related to import/export simulcasting.

Reconciliation of Income From Operations (GAAP) To EBITDA (in thousands):

	Income from operations	Depreciation and Amortization	(Gain)/loss on sale of assets	Earnings from joint venture	EBITDA
Three months ended March 31, 2003
Charles Town Races	$15,192	$3,597	$270	$—	$19,059
Casino Rouge	7,518	1,527	—	—	9,045
Casino Magic – Bay St. Louis	3,491	2,394	324	—	6,209
Boomtown Biloxi	3,011	1,285	63	—	4,359
Bullwhackers (1)	194	202	46	—	442
Casino Rama Management Contract	2,494	—	—	—	2,494
Pennsylvania Racing/OTWs	2,051	859	(3)	—	2,907
Earnings from Pennwood Racing, Inc.	—	—	—	588	588
Hollywood Casino – Aurora (2)	6,571	863	—	—	7,434
Hollywood Casino – Tunica (2)	1,640	576	—	—	2,216
Hollywood Casino – Shreveport (2)	1,988	791	—	—	2,779
Corporate overhead	(5,347)	735	130	—	(4,482)
Total	$38,803	$12,829	$830	$588	$53,050

Three months ended March 31, 2002
Charles Town Races	$12,364	$2,067	$87	$—	$14,518
Casino Rouge	6,046	1,377	21	—	7,444
Casino Magic – Bay St. Louis	3,134	1,796	12	—	4,942
Boomtown Biloxi	2,872	1,210	81	—	4,163
Bullwhackers (1)	—	—	—	—	—
Casino Rama Management Contract	2,193	—	—	—	2,193
Pennsylvania Racing/OTWs	2,676	908	—	—	3,584
Earnings from Pennwood Racing, Inc.	—	—	—	774	774
Hollywood Casino – Aurora (2)	—	—	—	—	—
Hollywood Casino – Tunica (2)	—	—	—	—	—
Hollywood Casino – Shreveport (2)	—	—	—	—	—
Corporate overhead	(4,784)	708	—	—	(4,076)
Total	$24,501	$8,066	$201	$774	$33,542

(1)          Bullwhackers was acquired by Penn National Gaming on April 25, 2002.

(2)          Hollywood Casino – Aurora, Hollywood Casino – Tunica and Hollywood Casino – Shreveport were acquired by Penn National Gaming, Inc. on March 3, 2003 and accounted for as of March 1, 2003.

EBITDA or earnings before interest, taxes, depreciation and amortization, loss on change in fair value of interest rate swaps and gain/loss on sale of assets and inclusive of earnings from joint venture, is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles.  EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of such performance in the gaming industry.  EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with generally accepted accounting principles.  We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA.  It should also be noted that other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

Revenues for the three months ended March 31, 2003 increased by $71.7 million, or 46.7%, to $225.2 million in 2003 from $153.5 million in 2002.  The three new Hollywood Casino facilities contributed $48.0 million of the $71.7 million increase in revenues in the first quarter.  Revenues increased at Charles Town by $13.6 million due to the addition of 710 slot machines since the first quarter of 2002.  Bullwhackers, which we did not own at this time last year, accounted for $6.1 million of the revenue increase.  The remaining properties had a net revenue increase of approximately $4.0 million.

Operating expenses for the three months ended March 31, 2003 increased by $57.4 million, or 44.5%, to $186.4 million in 2003 from $129.0 million in 2002.  The operating expenses for the three new Hollywood Casino facilities accounted for $38.1 million of the $57.4 million increase in operating expenses in the first quarter.  At Charles Town operating expenses increased by $10.7 million as a result of adding approximately 30,000 square feet of gaming space and 710 slot machines to the facility.  Bullwhackers operating expenses accounted for $5.9 million of the increase.  The remaining properties had a net increase in operating expenses of approximately $2.7 million.

Depreciation and amortization expense for the three months ended March 31, 2003 increased by $4.7 million from the corresponding period in 2002 as a result of the Hollywood Casino acquisition and capital expenditures in 2003 of $88.9 million.  The Hollywood Casino facilities had depreciation and amortization expense of $2.2 million.  At Charles Town depreciation and amortization increased by $1.5 million due to the addition of gaming space and slot machines.  The increase in depreciation and amortization of $0.6 million at Casino Magic – Bay St. Louis was primarily the result of the completion of the Bay Tower Hotel project in May 2002.  The other properties accounted for the remaining $0.4 million increase.

EBITDA for the three months ended March 31, 2003 increased by $19.6 million, or 58.5%, to $53.1 million in 2003 from $33.5 million in 2002. The EBITDA contribution from the three Hollywood Casino facilities accounted for $12.4 million of the EBITDA increase, Charles Town, as a result of its expansion since the first quarter 2002, increased its EBITDA by $4.5 million and Bullwhackers contributed $0.4 million.  The other properties had a net increase in EBITDA of $2.3 million.  Income from operations for the three months ended March 31, 2003 increased by $14.3 million, or 58.4%, to $38.8 million in 2003 from $24.5 million in 2002.  The Hollywood Casino properties, Charles Town, as a result of its expansion, and Bullwhackers accounted for $10.2 million, $2.8 million and $0.2 million of the increase in income from operations, respectively.  The other properties accounted for the remaining $1.1 million increase.

Interest expense for the three months ended March 31, 2003 increased $5.6 million, or 51.9%, from the corresponding period in 2002 due primarily to additional borrowings of approximately $700.0 million in March 2003 to finance the Hollywood Casino acquisition.

In March 2003, we expensed prepayment fees of $1.3 million relating to the early extinguishment of debt.

Charles Town Entertainment Complex

Total revenues for the three months ended March 31, 2003 increased by $13.6 million, or 23.8%, to $70.7 million in 2003 from $57.1 million in 2002.  Gaming revenues increased by $14.1 million, or 28.5%, to $63.5 million in 2003 from $49.4 million in 2002.  This revenue growth was primarily a result of an increase in the number of slot machines from 2,000 in the first quarter of 2002 to 2,710 in the first quarter of 2003, the addition of 30,000 square feet of gaming space and a 1,500 car parking garage to accommodate more customers and a marketing program that is focused on creating awareness in the market place.  We have currently defined our target markets as the area within a 75-mile radius of Charles Town, West Virginia and have been successful in increasing mid-week, drive-in play as well as weekend play.  Racing revenues decreased by $0.9 million, or 17.3%, to $4.3 million in 2003 from $5.2 million in 2002.  Live, import and export revenue decreased due to inclement weather during the period.

Total operating expenses for the three months ended March 31, 2003 increased by $10.7 million, or 24.0%, to $55.3 million in 2003 from $44.6 million in 2002.  The increase was primarily due to an increase in gaming related taxes of $7.8 million, attributed to the increased gaming revenues.  Salaries, wages and benefits increased by $0.9 million primarily due to costs of additional staffing levels to accommodate the expanded gaming floor and increased customer volumes compared to staffing levels in the prior period.  Total other costs increased primarily due to an increase in operating expenses, insurance, property taxes, utilities and other costs associated with the expanded capacity of the facility.  Total marketing expenses increased $0.2 million as a result of television advertising and in-house signage.  Depreciation and amortization expense increased by $1.5 million as a result of the completion of $50.4 million of capital projects in 2002.

Casino Rouge

Total revenues for the three months ended March 31, 2003 increased by $2.2 million, or 8.2%, to $29.1 million in 2003 from $26.9 million in 2002.  Slot revenues for the three months ended March 31, 2003 increased by $2.2 million, or 8.4%, to $28.5 million in 2003 from $26.3 million in 2002 due to attracting customers with higher gaming profiles, improved slot product and more focused marketing programs.  Table games revenues for the three months ended March 31, 2003 decreased by $0.2 million, or 5.1%, to $3.7 million from $3.9 million in 2002 primarily due to a decline in rated play.  Coin-in decreased by $6.5 million, or 1.8%, while table games drop decreased $1.3 million, or 7.0%.  Food and beverage revenues for the three months ended March 31, 2003 increased by $0.1 million, or 5.3%, to $2.0 million in 2003 from $1.9 million in 2002 as a result of Dockers Grill opening and increased casino beverage service this year.

Total operating expenses for the three months ending March 31, 2003 increased by $0.6 million, or 2.7%, to $22.5 million in 2003 from $21.9 million in 2002.  Gaming expenses increased by $0.5 million, or 3.8%, due to the tax effect of the increased gaming revenues and increases to player marketing and giveaway costs.  Other operating expenses were up 2.5% on an increase in operating costs for Dockers Grill, the new restaurant at the facility.  General and administrative expenses for the period were approximately the same as the prior year.  Depreciation and amortization expense for the period was $0.2 million higher than the prior year.

Casino Magic-Bay St. Louis

Total revenues for the three months ended March 31, 2003 increased by $3.7 million, or 16.2%, to $26.6 million in 2003 from $22.9 million in 2002.  Gaming revenues for the three months ended March 31, 2003 increased by $2.7 million, or 13.2%, to $23.1 million in 2003 from $20.4 million in 2002.  The primary reason for the increase in gaming revenues over prior year is the impact of the new 291 room Bay Tower Hotel, which was opened in June 2002.  In addition, we had several successful promotions during the first three months of 2003, including several sold-out performances and functions.  Slot coin-in for the three months ended March 31, 2003 increased $35.9 million, or 13.9%, to $293.4 million in 2003 from $257.5 million in 2002.  Table drop decreased by $0.7 million, or 3.8%, to $17.5 million in 2003 from $18.2 million in 2002.  Hotel, food and beverage and other revenue for the three months ended March 31, 2003 increased by a combined $1.0 million, or 40.0%, to $3.5 million in 2003 from $2.5 million in 2002.  The main reason for this increase was the June 2002 opening of the Bay Tower Hotel and a new restaurant.

Total operating expenses for the three months ended March 31, 2003 increased by $0.6 million, or 3.0%, to $20.4 million in 2003 from $19.8 million in 2002.  Gaming and related expenses (including marketing expense) for the three months ended March 31, 2003 increased by $1.2 million, or 10.2%, to $13 million in 2003 from $11.8 million in 2002.  Gaming taxes on the additional $2.7 million of casino revenue accounted for $0.3 million of the increased gaming expenses.  Slot rental expense accounted for another $1.0 million of the increase, as our use of leased slots increased over prior year.  Increased marketing expenditures, primarily entertainment expenses, and expenses relating to giveaways, and VIP function-related expenses accounted for the majority of the balance of increased gaming and related costs.  Non-gaming expenses for the three months ended March 31, 2003 increased by $0.7 million, or 35.0%, to $2.7 million in 2003 from $2.0 million in 2002, due to the additional costs associated with operating the new hotel, restaurant, spa and convention facilities.  Administrative expenses for the three months ended March 31, 2003 increased by $1.0 million, or 27.0%, to $4.7 million in 2003 from $3.7 million in 2002.  Depreciation and amortization expense was $.6 million higher as a result of the completion of $22.5 million of capital projects in 2002.

Boomtown Biloxi

Total revenues for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, were decreased by $0.8 million, or 4.1%, from $19.7 million to $18.9 million.  Gaming revenues for the three months ended March 31, 2003 decreased $.6 million, or 3.4%, to $16.8 million in 2003 from $17.4 million in 2002.  This variance is attributable to marketing programs being adjusted to focus on more profitable customers with higher margins.  Food and beverage revenues for the three months ended March 31, 2003 decreased by $0.2 million, or 11.1%, from $1.8 million in 2002 to $1.6 million in 2003. Food and beverage revenues decreased due to increased competition and a change in marketing strategy to an emphasis on customers rather than consumers.  Other revenues of $0.5 million, primarily related to family fun center and gift shop sales, were approximately the same as last year.

Total operating expenses for the three months ended March 31, 2003 decreased by $1.0 million, or 6.0%, to $15.8 million in 2003 from $16.8 million in 2002.  Gaming expenses for the three months ended March 31, 2003 decreased by $1 million, or 12.5%, from $8.0 million in 2002 to $7.0 million in 2003.  This is primarily due to lower gaming revenues creating lower gaming taxes and lower slot participation costs.  Food and beverage expenses for the three months ended March 31, 2003 decreased by $0.2 million, or 10.5%, from $1.9 million in 2002 to $1.7 million in 2003. A majority of this decrease is directly related to the decrease in food and beverage revenues, and more efficient operations in payroll and cost of sales.  Administrative expenses for the three months ended March 31, 2003 increased by $0.2 million, or 3.7%, to $5.6 million in 2003 from $5.4 million in 2002.  This is primarily due to an increase in property and liability insurance.

Bullwhackers

The acquisition of Bullwhackers was completed on April 25, 2002.  For the period January 1, 2003 to March 31, 2003, Bullwhackers had revenues of $6.1 million consisting mainly of gaming revenue.  Operating expenses totaled $5.8 million.

Casino Rama

Management service fees earned under the Casino Rama management service contract for the three months ended March 31, 2003 increased by $0.3 million, or 12.5%, to $2.7 million from $2.4 million in 2002.  Total revenue increased at Casino Rama by 8.3% in 2003 compared to 2002.  The increase in revenue was a result of marketing programs that focused on trip frequency, recent visits and the entertainment center.  Revenue also increased due to opening of a hotel in June 2002.

Pennsylvania Racing Operations

Revenues for the three months ended March 31, 2003 decreased by $1.4 million, or 5.6%, to $23.4 million in 2003 from $24.8 million in 2002, primarily due to inclement weather.  Nine live racing days were cancelled in 2003 due to the weather conditions and many others were affected in both attendance and wagering, whereas there were no cancellations in 2002.  As a result, wagering for the period decreased by $4.2 million, or 4.4%, to $91.5 in 2003 from $95.7 million in 2002 and attendance for the first three months of 2003 decreased by 9.8% compared to last year.

Operating expenses for the three months ended March 31, 2003 decreased by $0.7 million, or 3.2%, to $21.4 million in 2003 from $22.1 million in 2002.  The majority of this decrease is related to lower revenues, which decreased the associated direct costs of purses, simulcast and pari-mutuel tax expenses.  Income from operations for the three months ended March 31, 2003 decreased by $0.6 million, or 22.2%, to $2.1 million in 2003 from $2.7 million in 2002.

Hollywood Casino Corporation

The acquisition of Hollywood Casino Corporation was completed on March 3, 2003, but for accounting purposes was effective as of March 1, 2003.  For the period from March 1, 2003 to March 31, 2003, the Hollywood Casino facilities in Aurora, Tunica and Shreveport had net revenues of $48.0 million consisting mainly of gaming revenues.  Operating expenses totaled $38.0 million and consisted of gaming expense ($22.5 million), food, beverage and other expenses ($6 million), general and administrative expenses ($7.3 million) and depreciation and amortization ($2.2 million).

New Jersey Joint Venture

We have an investment in Pennwood Racing, Inc., which operates Freehold Raceway in New Jersey. Our 50% share of Pennwood’s net income was $0.6 million in the three months ended March 31, 2003, compared to $0.8 million in 2002, and was recorded as other income on the income statement.  The decrease in the joint venture’s net income in the three months ended March 31, 2003 was caused by adverse winter weather conditions that resulted in a 5.9% decrease in attendance and a 9.2% decrease in revenue from the corresponding period in 2002.

Corporate Overhead Expenses

Corporate overhead expenses for the three months ending March 31, 2003 increased by $0.3 million, or 7.7%, to $4.2 million in 2003 from $3.9 million in 2002, primarily due to the Hollywood Casino acquisition ($0.2 million).

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $58.8 million for the three months ended March 31, 2003.  This consisted of net income of $13.2 million, non-cash reconciling items of $18.6 million and net increases in current liability accounts along with net decreases in current asset accounts of $27.0 million, net of assets and liabilities acquired in the Hollywood acquisition.

Cash flows used in investing activities totaled $677.5 million for the three months ended March 31, 2003.  Expenditures for property, plant, and equipment totaled $10.0 million.  This primarily consisted of $4.8 million on the Charles Town Phase II project, $0.6 million on Bullwhackers renovations, and $4.6 million for maintenance capital expenditures.  Payments made to terminate an interest rate swap contract totalled $1.9 million.  Proceeds from the sale of property and equipment were $0.1 million.  The aggregate purchase price for the Hollywood Casino acquisition, net of cash acquired was $264.1 million.  Cash in escrow increased by $401.6 million as a result of a Hollywood Casino escrow to pay off Hollywood Casino Corporation’s $360 million senior secured notes, associated interest and bond premiums.  We borrowed against the $800 million senior secured credit facility in order to refinance the debt.

Cash flows from financing activities provided net cash flow of $681.5 million for the three months ended March 31, 2003.    Proceeds from the exercise of stock options totaled $0.3 million.  Aggregate proceeds from the $800 million credit facility were $700 million.  Net payments for deferred financing fees were $18.8 million.

Capital Expenditures

The following table summarizes our planned capital expenditures, other than maintenance capital expenditures, by property for the fiscal year ended December 31, 2003 (in thousands):

	Year Ending December 31, 2003	Expenditures Through March 31, 2003	Balance To Expend
Property
Charles Town Entertainment Complex	$24,000	$4,796	$19,204
Boomtown Biloxi	24,000	121	23,879
Bullwhackers Casino	10,000	629	9,371
Corporate	600	—	600
Totals	$58,600	$5,546	$53,054

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

In January 2002, we signed an option to purchase approximately 4 acres of land adjacent to our Boomtown Biloxi property for $4.0 million.  The purchase is contingent upon receiving certain governmental and third-party consents, authorizations, approvals and licenses which we expect could occur in 2003.  If successful, we expect to use the land for additional parking for our Boomtown Biloxi facility and to develop the property in the event that we move the boat.

In 2002, we began refurbishing the Bullwhackers facade and interior.  We expect to spend an additional $4.0 million, which includes the purchase of $1.0 million of slot machines and related equipment, in 2003 on this project.  As of March 12, 2003, we have contracts in the amount of $1.6 million.  This project is scheduled for completion in the second quarter of 2003.  On April 24, 2003, we completed the purchase of the land lease for Bullwhackers Casinos for $6.1 million including closing costs.  The purchase will save approximately $1 million per year in rent expense based on current operating performance.

In 2003, we are expanding our corporate offices to allow for additional workstation and office space due to increased personnel.  The first portion of this project is scheduled for completion in the second quarter of 2003.

For 2003, we expect to expend approximately $30 million for maintenance capital expenditures at our properties, including the Hollywood Casino properties.

We expect to use cash generated from operations and cash available under the revolver portion of our senior secured credit facility to fund our anticipated capital expenditure and maintenance capital expenditures in 2003.  See “ — Outlook” below.

Senior Secured Credit Facility

On March 3, 2003, the Company entered into a $800 million senior secured credit facility with a syndicate of lenders that replaced the Company’s $350 million credit facility.

The credit facility is comprised of a $100 million revolving credit facility maturing on September 1, 2007, a $100 million Term A facility loan maturing on September 1, 2007 and a $600 million Term B Facility loan maturing on September 1, 2007.  The maturity dates will be extended to the fifth anniversary dates for the revolving and Term A loans and the sixth anniversary date for the Term B loan if the outstanding 11 1/8% Senior Subordinated Notes due 2008 are refinanced in full to a date that is at least seven years and 181 days after March 3, 2003.  Up to $20 million of the revolving credit facility may be used for the issuance of standby letters of credit.  In addition, up to $20 million of the revolving credit facility also may be used for short-term credit to be provided to the Company on a same-day basis.  On March 3, 2003 the Company borrowed the entire Term A and Term B term loans to complete the purchase of Hollywood Casino and to call Hollywood Casino’s $360 million senior secured notes.

At the Company’s option, the revolving and the Term A credit facilities may bear interest at (1) the highest of ½ of 1% in excess of the federal funds effective rate or the base rate of interest that the Administrative Agent announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 3.25%, in either case, with the applicable rate based on the Company’s total leverage.  The Term B credit facility may bear interest at (1) the highest of ½ of 1% in excess of the federal funds effective rate or the base rate of interest that the Administrative Agent announces from time to time as its prime lending rate plus an applicable margin of up to 3.00%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 4.00%, in either case, with the applicable rate based on the Company’s total leverage.

At March 31, 2003, the Company had an outstanding balance of $700 million on term loans A and B and $94.2 million to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $5.8 million.

The terms of the Company’s $800 million senior secured credit facility require the Company to satisfy certain financial covenants, such as leverage and fixed charges coverage ratios, and limitations on indebtedness, liens, investments and capital expenditures. At March 31, 2003, the Company was in compliance with all required financial covenants.

11 1/8% Senior Subordinated Notes due 2008

On March 12, 2001, we completed a private offering of $200 million of our 11 1/8% senior subordinated notes due 2008. The net proceeds of the 11 1/8% notes were used, in part, to finance our acquisition of Casino Rouge and the management service contract at Casino Rama, including the repayment of certain existing indebtedness at Casino Rouge.  Interest on the 11 1/8% notes is payable on March 1 and September 1 of each year.

The 11 1/8% notes mature on March 1, 2008. As of March 31, 2003, all of the principal amount of the 11 1/8% notes is outstanding.

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

The 11 1/8% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. On July 30, 2001, we completed an offer to exchange the 11 1/8% notes and guarantees for 11 1/8% notes and guarantees registered under the Securities Act of 1933, as amended,  having substantially identical terms.

8 7/8% Senior Subordinated Notes due 2010

On February 28, 2002, we completed a public offering of $175,000,000 of our 8 7/8% senior subordinated notes due 2010. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2002. The 8 7/8% notes mature on March 15, 2010. As of March 31, 2003, all of the principal amount of the 8 7/8% notes is outstanding.  We used the net proceeds from the offering, totaling approximately $170.1 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under the $350 million credit facility.

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

Hollywood Casino Shreveport Notes

Hollywood Casino Shreveport and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% first mortgage notes due 2006 and $39 million aggregate principal amount of 13% senior secured notes due 2006 (the “Hollywood Shreveport Notes”).  Hollywood Casino Shreveport is a general partnership that owns the casino operations.  Shreveport Capital Corporation is a wholly-owned subsidiary of Hollywood Casino Shreveport formed solely for the purpose of being a co-issuer of the Hollywood Shreveport Notes.

The Hollywood Shreveport Notes are non-recourse to Penn and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc., collectively the “Shreveport Entities”) and are secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

The indentures governing the Hollywood Shreveport Notes require the issuers to make an offer to purchase the Hollywood Shreveport Notes at 101% of the principal amount thereof within ten days of the occurrence of a “Change of Control” as defined in the indentures.  A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of our wholly-owned subsidiary with and into Hollywood Casino Corporation.  Hollywood Casino Shreveport determined that it does not have the liquidity to repurchase the Hollywood Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Hollywood Shreveport Notes as required under the indentures.  As a result, a valuation allowance in the amount of $69.6 million was established to reduce the carrying amount to management’s estimate of the fair value of the Hollywood Shreveport Notes, which is based on the fair value of the underlying collateral.

On March 14, 2003, the Hollywood Casino Shreveport and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Shreveport Notes that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Shreveport Notes or an event of default will have occurred under the indentures.  Neither Hollywood Casino Shreveport nor Shreveport Capital Corporation made an offer to purchase the Hollywood Shreveport Notes and an event of default occurred under the indentures on May 13, 2003.  There can be no assurance that the holders of the Hollywood Shreveport Notes will not pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Further, any action on the part of the noteholders may require the Shreveport Entities to seek the protection of the bankruptcy laws or other similar remedies.

Hollywood Casino Corporation Notes

On March 3, 2003, the date of closing for the Hollywood Casino acquisition, Hollywood Casino had outstanding long-term indebtedness of $310 million of 11.25% senior secured notes due 2007 and $50 million of floating rate senior secured notes, due 2006.  As part of the closing, we placed $401 million in an escrow account to call the notes on May 1, 2003.  The $401 million consisted of note principal of $360 million, accrued interest of $19 million and a note call premium of $22 million.  This transaction was completed and the notes were retired on May 1, 2003.

Hollywood Casino-Aurora Capital Leases

Hollywood Casino-Aurora (“HCA”) leases two parking garages under capital lease agreements.  The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years.  Rental payments through June 2012 equal the City of Aurora’s financing costs related to its general obligation bond issue used to finance the construction of the parking garage.  The general obligation bond issue has an annual interest rate to approximately 5.6%.  The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years.  Rental payments during the first 15 years equal the lessor’s debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage.  The remaining construction costs were funded by HCA.   In addition, HCA currently pays base rent equal to $17,000 per month for improvements made to the lessor’s North Island Center banquet and meeting facilities.  HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.  At March 31, 2003, we had a long-term capital lease obligation of $16.5 million.

Commitments and Contingencies

—Contractual Cash Obligations

As discussed above, we completed our purchase of Hollywood Casino and refinanced our senior secured credit facility.  As of May 10, 2003, there was no indebtedness outstanding under the credit facility and there was approximately $94.2 million available for borrowing under the revolving credit portion of the credit facility (after giving effect to outstanding letters of credit).  The following table is as of March 31, 2003 and reflects our new senior secured credit facility:

		Payments Due By Period
(in thousands)	Total	April 1, 2003 to December 31, 2003	2004 - 2005	2006 - 2007	2008 and After

$800 million senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company
Term A	$100,000	$4,500	$12,000	$12,000	$71,500
Term B	600,000	15,000	40,000	40,000	505,000
Hollywood Casino Corporation
11.25% senior secured notes, due 2007	310,000	310,000	—	—	—
Floating rate senior secured notes, due 2006	50,000	50,000	—	—	—
Hollywood Shreveport non-recourse debt
13% Shreveport First Mortgage Notes and 13% Shreveport Senior Secured Notes	189,000	—	—	189,000	—
Interest	86,400	12,342	49,372	24,686	—

11 1/8% senior subordinated notes due 2008 (1)
Principal	200,000	—	—	—	200,000
Interest	111,250	11,125	44,500	44,500	11,125
8 7/8% senior subordinated notes due 2010 (2)
Principal	175,000	—	—	—	175,000
Interest	108,720	7,766	31,063	31,063	38,828
Operating leases	57,552	4,729	7,531	4,446	40,846
Total	$1,987,922	$415,462	$184,466	$345,695	$1,042,299

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

—Other Commercial Commitments

The following table presents our material commercial commitments as of March 31, 2003 for the following future periods:

		Amount of Commitment Expiration Per Period
(in thousands)	Total Amounts Committed	2003	2004 - 2005	2006 - 2007	2008 and After

Revolving Credit Facility (1)	$	$—	$—	$—	$—
Letters of Credit (1)	5,764	5,764	—	—	—
Guarantees of New Jersey Joint Venture Obligations (2)	9,392	767	8,625	—	—
Total	$15,156	$6,531	$8,625	$—	$—

(1)          The available balance under the revolving portion of the $100 million senior secured credit facility is diminished by outstanding letters of credit.

(2)          In connection with our 50% ownership interest in Pennwood Racing, our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood’s lender to guarantee up to 50% of Pennwood’s $23.0 million term loan. Our obligation as of March 31, 2003 under this guarantee is approximately $9.4 million.

Outlook

Based on our current level of operations, and anticipated revenue growth, we believe that cash generated from operations and amounts available under our credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available under our credit facility or otherwise will be available to enable us to service our indebtedness, including the credit facility and the notes, to retire or redeem our outstanding indebtedness when required or to make anticipated capital expenditures. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly and we may need to refinance all or a portion of our debt on or before maturity. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On December 20, 2000, we entered into an interest rate swap with a notional amount of $100 million and a termination date of December 22, 2003.  Under this agreement, we pay a fixed rate of 5.835% against a variable interest rate based on the 90-day LIBOR rate.  On August 3, 2001, we entered into an interest rate swap with a notional amount of $36 million with a termination date of June 30, 2004.  Under this agreement, we paid a fixed rate of 4.8125% against a variable interest rate based on the 90-day LIBOR rate.  On March 3, 2003, we terminated our $36 million notional amount interest rate swap originally scheduled to expire in June 2004.  We paid $1.9 million to terminate the swap agreement.

We have a policy aimed at managing interest rate risk associated with our current and anticipated future borrowings.  This policy enables us to use any combination of interest rate swaps, futures, options, caps and similar instruments.  To the extent we employ such financial instruments pursuant to this policy, they are accounted for as hedging instruments.  In order to qualify for hedge accounting, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to the market in fluctuations throughout the hedge period.  If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change.  Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity.  Interest paid or received pursuant to the financial instrument is included as interest expense in the period.

On March 27, 2003, we entered into forward interest rate swap agreements with a total notional amount of $375.0 million in accordance with the terms of the $800 million senior secured credit facility.  There are three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005.  Under these contracts, we pay a fixed rate of 1.92% against a variable rate based on the 90-day LIBOR rate.  We also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006.  Under these contracts, we pay a fixed rate of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate.  The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument.  At March 31, 2003, the 90-day LIBOR rate was 1.29%.

ITEM 4.  CONTROLS AND PROCEDURES

As of May 1, 2003, the principal executive officer and principal financial officer evaluated our controls and procedures related to our reporting and disclosure obligations.  These officers have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Penn National Gaming, Inc., and its subsidiaries are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business.  We do not believe that the final outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations.  In addition, we maintain what we believe is adequate insurance coverage to further mitigate the risks of such proceedings.  However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact our consolidated financial condition or results of operations.  Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

The following proceedings could result in costs, settlements or damages that materially impact our consolidated financial condition or operating results.  In each instance, we believe that we have meritorious defenses and/or counter-claims and intends to vigorously defend ourselves.

In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against us in the 19th Judicial District Court for the Parish of East Baton Rouge, LA seeking a declaratory judgment that the plaintiff is entitled to terminate the lease and/or void our option to renew the lease due to certain alleged defaults by us or our predecessors-in-interest.  The current term of our lease expires in January 2004.  The case is in the discovery phase at this time.  A trial date has not yet been set.

In October 2002, in response to our plans to relocate the river barge underlying the Boomtown Biloxi Casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi Casino conducts a portion of its dockside operations, filed a lawsuit against us in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) we must use the leased premises for a gaming use or, in the alternative, (ii) after the move, we will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease.  The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved our request to relocate the barge.  Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved our plan to relocate the barge.  The case is in the discovery phase at this time.  A trial date has not yet been set.

In April 2003, Planet Hollywood (Region IV) Inc. and Planet Hollywood International, Inc. filed a lawsuit against Hollywood Casino Corporation and certain of its subsidiaries in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment (i) that Planet Hollywood should be permitted to use certain of its restaurant-related trademarks in connection with, among other things, the potential future operation of a casino, (ii) that Hollywood Casino should be barred from asserting claims that such use by Planet Hollywood would constitute infringement or unfair competition by Planet Hollywood and (iii) that certain trademark registrations owned by Hollywood Casino should be cancelled.  The trademark “Hollywood Casino” has been in use since 1993 and has been registered with the U.S. Patent and Trademark Office since 1994.   The parties are currently filing and responding to preliminary pleadings.  Discovery has not yet commenced.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As discussed in Note 9 of the Notes to Consolidated Financial Statements and the Liquidity and Capital Resources Section of Management's Discussion and Analysis of Financial Condition and Results of Operations, following the March 3, 2003 consummation of the merger of our wholly-owned subsidiary with and into Hollywood Casino Corporation, Hollywood Casino Shreveport and Shreveport Capital Corporation  were required under the indentures governing the Hollywood Shreveport Notes to make an offer to purchase the Hollywood Shreveport Notes.  On March 14, 2003, the Hollywood Casino Shreveport and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Shreveport Notes that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Shreveport Notes or an event of default will have occurred under the indentures.  Neither Hollywood Casino Shreveport nor Shreveport Capital Corporation made a Change of Control offer to purchase the Hollywood Shreveport Notes within the 60 days.  There can be no assurance that the holders of the Hollywood Shreveport Notes will not pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Further, any action on the part of the noteholders may require the Shreveport Entities to seek the protection of the bankruptcy laws or other similar remedies.  The Hollywood Shreveport Notes are non-recourse to Penn and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.) and are secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit	Description of Exhibit
3.1

Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996.  (Incorporated by reference to the Company’s registration statement on Form S-3, File #333-63780, dated June 25, 2001).

3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on November 13, 1996.  (Incorporated by reference to the Company’s registration statement on Form S-3, File #333-63780, dated June 25, 2001).

3.3

Statement with respect to shares of Series A Preferred Stock of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on March 16, 1999.  (Incorporated by reference to the Company’s registration statement on Form S-3, File #333-63780, dated June 25, 2001).

3.4

Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 23, 2001.  (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001).

3.5	Bylaws of Penn National Gaming, Inc. (Incorporated by reference to the Company’s registration statement on Form S-1, File #33-77758, dated May 26, 1994).

10.1	Separation Agreement effective as of April 5, 2002 between Penn National Gaming, Inc. and Joseph A. Lashinger.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Report	Item(s) No.	Date of Report	Date Filed
Form 8-K	2 and 7	March 3, 2003	March 3, 2003
Form 8-K	7 and 9	March 14, 2003	March 17, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.

May 13, 2003	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
THE SECURITIES EXCHANGE ACT OF 1934

I, Peter M. Carlino, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Penn National Gaming, Inc.;

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Peter M. Carlino
Peter M. Carlino
Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
THE SECURITIES EXCHANGE ACT OF 1934

I, William J. Clifford, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Penn National Gaming, Inc.;

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer