Form 10-Q
period 2003-06-30
PENN NATIONAL GAMING INC
filed 2003-08-14
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of August 8, 2003
Common Stock, par value $.01 per share	39,565,534 Shares

This report contains information that are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends.  Such statements should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: successful completion of capital projects; the activities of our competitors; the existence of attractive acquisition candidates; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the passage of state or federal legislation that would expand, restrict, further tax or prevent gaming operations in the jurisdictions in which we operate; our dependence on key personnel; our inability to realize the benefits of the integration of Hollywood Casino Corporation or any other acquired entity; the maintenance of agreements with our horsemen and pari-mutuel clerks; adverse business and economic conditions; the impact of terrorism and other international hostilities and other factors as discussed in our other filings with the United States Securities and Exchange Commission.  We do not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheet
(In thousands, except share and per share data)

	December 31, 2002	June 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,121	$94,198
Receivables	19,418	27,604
Prepaid income taxes	6,415	—
Prepaid expenses and other current assets	9,080	29,467
Deferred income taxes	4,405	28,408
Total current assets	94,439	179,677

Net property and equipment, at cost	450,886	752,156

Other assets:
Investment in and advances to unconsolidated affiliate	16,152	16,667
Note receivable	—	1,000
Excess of cost over fair market value of net assets acquired	160,506	628,333
Management service contract (net of amortization of $4,206 and $5,461, respectively)	21,539	20,283
Deferred financing costs, net	10,463	30,411
Miscellaneous	11,495	10,840
Total other assets	220,155	707,534
	$765,480	$1,639,367
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$18	$15,994
Accounts payable	19,450	33,596
Accrued Liabilities:
Expenses	21,973	37,829
Interest	18,041	32,693
Salaries and wages	17,351	26,233
Gaming, pari-mutuel, property and other taxes	9,282	25,283
Income taxes payable	—	11,102
Other current liabilities	6,867	10,282
Total current liabilities	92,982	193,012

Long term liabilities:
Long-term debt, net of current maturities	375,000	1,133,530
Deferred income taxes	50,498	36,139
Other non-current liabilities	—	351
Total long-term liabilities	425,498	1,170,020

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; shares issued 40,033,684 and 40,399,184, respectively	403	407
Treasury stock, at cost 849,400 shares	(2,379)	(2,379)
Additional paid-in capital	154,049	156,334
Retained earnings	96,584	125,244
Accumulated other comprehensive loss	(1,657)	(3,271)
Total shareholders’ equity	247,000	276,335
	$765,480	$1,639,367

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2002	2003
Revenues
Gaming	$233,019	$456,859
Racing	59,135	56,380
Management service fee	5,077	5,864
Food, beverage and other revenue	33,853	62,486
Gross revenues	331,084	581,589
Less: Promotional allowances.	(13,649)	(31,663)
Net revenues	317,435	549,926

Operating Expenses
Gaming	130,542	247,637
Racing	43,051	40,921
Food, beverage and other expenses	20,199	44,965
General and administrative	55,715	94,610
Depreciation and amortization	16,454	30,149
Total operating expenses	265,961	458,282
Income from operations	51,474	91,644
Other income (expenses)
Interest expense	(20,747)	(44,238)
Interest income	851	917
Earnings from joint venture	1,325	1,305
Other	(97)	(1,442)
Loss on change in fair values of interest rate swaps	(3,015)	(527)
Loss on early extinguishment of debt	(7,924)	(1,310)
Total other expenses	(29,607)	(45,295)

Income before income taxes	21,867	46,349
Taxes on income	8,569	17,689
Net income	$13,298	$28,660

Per share data

Basic
Net income	$.37	$.73

Diluted
Net income	$.35	$.71

Weighted shares outstanding
Basic	36,384	39,320
Diluted	37,877	40,413

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2002	2003
Revenues
Gaming	$119,480	$273,006
Racing	31,196	30,659
Management service fee	2,678	3,165
Food, beverage and other revenue	17,637	38,105
Gross revenues	170,991	344,935
Less: Promotional allowances.	(6,894)	(19,967)
Net revenues	164,097	324,968

Operating Expenses
Gaming	66,587	148,213
Racing	22,822	22,138
Food, beverage and other expenses	10,849	28,610
General and administrative	28,476	55,844
Depreciation and amortization	8,388	17,320
Total operating expenses	137,122	272,125
Income from operations	26,975	52,843
Other income (expenses)
Interest expense	(9,955)	(27,886)
Interest income	392	482
Earnings from joint venture	550	719
Other	(80)	(1,340)
Loss on change in fair values of interest rate swaps	(3,015)	—
Total other expenses	(12,108)	(28,025)

Income before income taxes	14,867	24,818
Taxes on income	5,705	9,343
Net income	$9,162	$15,475

Per share data
Basic	$.24	$.39

Diluted	$.23	$.38

Weighted shares outstanding
Basic	38,710	39,343
Diluted	40,028	40,478

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Unaudited)

(In thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	Shares	Amount

Balance, December 31, 2002	40,033,684	$403	$(2,379)	$154,049	$96,584	$(1,657)	$247,000	$31,791
Exercise of stock options including tax benefit of $899	365,500	4	—	2,285	—	—	2,289
Change in fair value of interest rate swap contracts, net of income tax benefit of $1,635	—	—	—	—	—	(2,669)	(2,669)	(2,669)
Amortization of interest rate swap agreement, net of income taxes of $417	—	—	—	—	—	774	774	—
Foreign currency translation adjustment	—	—	—	—	—	281	281	281
Net income for the period	—	—	—	—	28,660	—	28,660	28,660
Balance, June 30, 2003	40,399,184	$407	$(2,379)	$156,334	$125,244	$(3,271)	$276,335	$28,561

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2003
Cash flows from operating activities
Net income	$13,298	$28,660
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,454	30,149
Amortization of deferred financing costs charged to interest expense	1,082	1,876
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense	482	774
Loss on disposal of fixed assets	360	1,250
Earnings from joint venture	(1,325)	(1,305)
Loss relating to early extinguishment of debt	5,906	1,310
Deferred income taxes	1,796	4,494
Accelerated vesting of stock options	434	—
Tax benefit from stock options exercised	2,740	899
Loss on change in value of interest rate swap contracts	3,015	527
Decrease (increase), net of businesses acquired in:
Receivables	3,339	(2,811)
Prepaid income taxes	(1,700)	6,415
Prepaid expenses and other current assets	(154)	(10,631)
Miscellaneous other assets	(570)	10,312
Increase (decrease), net of businesses acquired in:
Accounts payable	87	1,939
Accrued liabilities	1,883	(11,168)
Gaming, pari-mutuel, property and other taxes	(1,164)	2,919
Income taxes payable	(180)	11,102
Other current and non-current liabilities	(94)	(1,915)
Net cash provided by operating activities	45,689	74,796

Cash flows from investing activities
Expenditures for property and equipment	(52,967)	(32,461)
Payments to terminate interest rate swap contract	—	(1,902)
Proceeds from sale of property and equipment	239	508
Acquisition of business, net of cash acquired	(7,114)	(264,081)
Cash in escrow	500	1,000
Distributions from joint venture	—	790
Net cash (used) in investing activities	(59,342)	(296,146)

Cash flows from financing activities
Proceeds from exercise of options and warrants	10,072	1,390
Proceeds from sale of common stock	96,041	—
Proceeds from credit facility	179,252	700,000
Principal payments on long-term debt	(258,891)	(422,223)
(Increase) in unamortized financing cost	(3,266)	(19,021)
Net cash provided by financing activities	23,208	260,146
Effect of exchange rate fluctuations on cash	87	281
Net increase in cash and cash equivalents	9,642	39,077
Cash and cash equivalents, at beginning of period	38,378	55,121
Cash and cash equivalents, at end of period	$48,020	$94,198

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc. (“Penn”) and its subsidiaries (collectively, the “Company”). Investment in and advances to an unconsolidated affiliate that is 50% owned are accounted for under the equity method.  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations for the three and six month periods ended June 30, 2002 and 2003. The results of operations experienced for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2003.

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

2.                                      Hollywood Casino Corporation

On March 3, 2003, the Company completed its acquisition of Hollywood Casino Corporation and acquired 100 percent of its outstanding common stock for approximately $397.9 million in cash, including acquisition costs of $50.8 million.  The results of operations for Hollywood Casino® are included in the consolidated financial statements from March 1, 2003.  Hollywood Casino Corporation owns and operates distinctively themed casino entertainment facilities in major gaming markets in Aurora, Illinois, Tunica, Mississippi and Shreveport, Louisiana.  As a result of the acquisition, the Company believes it is the seventh largest gaming company in the United States (based on gaming revenues).  The acquisition expanded the Company’s customer base and provided increased geographic diversity.  Under the terms of the purchase agreement, a wholly-owned subsidiary of the Company merged with and into Hollywood Casino, and Hollywood Casino stockholders received cash in the amount of $12.75 per share at closing or $328.1 million and holders of Hollywood Casino stock options received $19.0 million (representing the aggregate difference between $12.75 per share and their option exercise prices).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At March 3, 2003

(In thousands)

Current assets	$167,049
Property and equipment	299,519
Other assets, including deferred income taxes of $19,511	42,215
Goodwill	467,462
Total assets acquired	976,245

Current liabilities	(72,157)
Other liabilities	(8,466)
Debt, current and noncurrent	(497,674)
Total liabilities assumed	(578,297)
Net assets acquired	$397,948

3.                                      Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net of gaming wins less losses.  Net revenues exclude the retail value of complimentary rooms, and food and beverage furnished gratuitously to customers.  These amounts, which are included in promotional allowances, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)

Rooms	$488	$2,941	$854	$4,276
Food and beverage	5,800	15,499	11,598	24,928
Other	606	1,527	1,197	2,459
Total promotional allowances	$6,894	$19,967	$13,649	$31,663

The estimated cost of providing such complimentary services, which is included in gaming expenses, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)

Rooms	$294	$2,182	$533	$3,245
Food and beverage	3,179	12,032	6,287	18,346
Other	373	1,231	689	1,921
Total cost of complimentary services	$3,846	$15,445	$7,509	$23,512

Racing revenues include the Company’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, the Company’s share of wagering from import and export simulcasting, as well as its share of wagering from its OTWs.

Revenues from the management service contract the Company has with Casino Rama (the “Casino Rama Management Contract”) are based upon contractual terms and are recognized as those services are performed.

4.                                      Earnings Per Share

The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share are set forth in the table below.  For the three and six month periods ended June 30, 2002 and 2003, the effect of all outstanding stock options have been included in the calculation of diluted earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)

Weighted average number of shares outstanding-Basic earnings per share	38,710	39,343	36,384	39,320
Dilutive effect of stock options	1,318	1,135	1,493	1,093
Weighted average number of shares outstanding-Diluted earnings per share	40,028	40,478	37,877	40,413

5.                                      Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant.  The Company accounts for stock option grants using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Under the intrinsic-value method, because the exercise price of the Company’s employee stock options is more than or equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company accounts for the plan under the recognition and measurement principles of APB 25 and related Interpretations.  No stock-based employee compensation cost is reflected in net income for options granted since all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  However, there are situations that may occur, such as the accelerated vesting of options, that require a current charge to income.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)

Net income, as reported	$9,162	$15,475	$13,298	$28,660
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	301	—	434	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	396	656	780	1,217
Pro forma net income	$9,067	$14,819	$12,952	$27,443

Earnings per share:
Basic-as reported	$.24	$.39	$.37	$.73
Basic-pro forma	$.23	$.38	$.36	$.70
Diluted-as reported	$.23	$.38	$.35	$.71
Diluted-pro forma	$.23	$.37	$.34	$.68

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	June 30
	2002	2003
Risk-free interest rate	3.0%	3.0%
Volatility	50.0%	50.0%
Dividend yield	0.0%	0.0%
Expected life (years)	5	5

The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts.  SFAS 123 does not apply to awards prior to 1995.  Additional awards in future years are anticipated.

At the annual meeting shareholders held on May 22, 2003, the Company’s Board of Directors and shareholders adopted and approved the 2003 Long Term Incentive Compensation Plan.  The plan is effective June 1, 2003.

6.                                      Certain Risks and Uncertainties

The Company’s operations are dependent on its continued licensing by state gaming and racing commissions.  The loss of a license, in any jurisdiction in which the Company operates, could have a material adverse affect on future results of operations.

The Company is dependent on each gaming and racing property’s local market for a significant number of its patrons and revenues.  If economic conditions in these areas deteriorate or additional gaming or racing licenses are awarded in these markets, the Company’s results of operations could be adversely affected.

The Company is also dependant upon a stable gaming and admission tax structure in the states that it operates in.  Any change in the tax structure could have a material adverse affect on future results of operations.

7.             Property and Equipment

Property and equipment consist of the following:

	December 31, 2002	June 30, 2003
	(In thousands)

Land and improvements	$88,885	$121,541
Building and improvements	289,782	515,858
Furniture, fixtures, and equipment	143,760	194,755
Transportation equipment	1,127	1,099
Leasehold improvements	14,657	15,912
Construction in progress	3,880	20,802
Total property and equipment	542,091	869,967
Less: accumulated depreciation and amortization	91,205	117,811
Property and equipment, net	$450,886	$752,156

Interest capitalized in connection with major construction projects was $1.6 million and $0.3 million for the year ended December 31, 2002 and for the six months ended June 30, 2003, respectively.  Depreciation and amortization expense, for property and equipment, totaled $15.2 million and $28.9 million for the six months ended June 30, 2002 and June 30, 2003, respectively.

8.             Supplemental Disclosures of Cash Flow Information

	Six months ended June 30,
	2002	2003
	(In thousands)
Cash payments of interest	$17,495	$21,109
Cash payments of income taxes	7,097	—

Hollywood Casino Corporation Acquisition:
Cash Paid	—	397,948
Fair value of assets acquired, including cash acquired of $133,867	—	976,245
Fair value of liabilities assumed	—	578,297

9.             Long-term Debt

Long-term debt is as follows:

	June 30,
	2002	2003
	(In thousands)
$800 million senior secured credit facility	$—	$638,000
$200 million 11 1/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	200,000	200,000
$175 million 8 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	175,000	175,000
Hollywood Casino Shreveport non-recourse debt
13% Shreveport First Mortgage Notes	—	150,000
13% Shreveport Senior Secured Notes	—	39,788
Less: Bond valuation allowance	—	(69,544)
Capital leases	—	16,262
Other notes payable	18	18
	375,018	1,149,524
Less: current maturities	18	15,994
	$375,000	$1,133,530

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2003 (in thousands):

2003 (6 months)	$8,282
2004	16,070
2005	16,212
2006	136,593
2007	589,421
2008	205,246
Thereafter	177,700
Total minimum payments	$1,149,524

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

At June 30, 2003, the Company had an outstanding balance of  $ 638.0 million on term loans A and B and $92.6 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $7.4 million.

The terms of the Company’s $800 million senior secured credit facility require the Company to satisfy certain financial covenants, including, but not limited to, leverage and fixed charges coverage ratios, and limitations on indebtedness, liens, investments and capital expenditures. At June 30, 2003, the Company was in compliance with all required financial covenants.

The $800 million senior secured credit facility is secured by substantially all of the assets of the Company, except for the assets of Hollywood Casino Shreveport, which serve as collateral for the notes of Hollywood Casino Shreveport.  See “Hollywood Casino Shreveport Notes” below.

Hollywood Casino Corporation Notes and Cash in Escrow

On March 3, 2003, the date of closing for the Hollywood Casino Corporation (HWD:AMEX) acquisition, Hollywood Casino had outstanding long-term indebtedness of $310 million of 11.25% senior secured notes due 2007 and $50 million of floating rate senior secured notes, due 2006.  As part of the closing, the Company placed $401 million in an escrow account to call the notes on May 1, 2003.  The $401 million consisted of note principal of $360 million, accrued interest of $19 million and a note call premium of $22 million.  This transaction was completed and the notes were retired on May 1, 2003.

Hollywood Casino - Aurora Capital Leases

Hollywood Casino-Aurora (“HCA”) leases two parking garages under capital lease agreements.  The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years.  Rental payments through June 2012 equal the City of Aurora’s financing costs related to its general obligation bond issue used to finance the construction of the parking garage.  The general obligation bond issue has an annual interest rate of approximately 5.6%.  The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years.  Rental payments during the first 15 years equal the lessor’s debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage.  The remaining construction costs were funded by HCA.   In addition, HCA currently pays base rent equal to $17,000 per month for improvements made to the lessor’s North Island Center banquet and meeting facilities.  HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.  At June 30, 2003, HCA had a long-term capital lease obligation of $16.3 million.

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

The indentures governing the Hollywood Shreveport Notes require the issuers to make an offer to purchase the Hollywood Shreveport Notes at 101% of the principal amount thereof within ten days of the occurrence of a “Change of Control” as defined in the indentures.  A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of our wholly-owned subsidiary with and into Hollywood Casino Corporation.  Hollywood Casino Shreveport determined that it did not have the liquidity to repurchase the Hollywood Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Hollywood Shreveport Notes as required under the indentures.  As a result, a valuation allowance in the amount of $69.6 million was established to reduce the carrying amount to management’s estimate of the fair value of the Hollywood Shreveport Notes, which is based on the fair value of the underlying collateral.

On March 14, 2003, Hollywood Casino Shreveport and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Shreveport Notes that they had 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Shreveport Notes or an event of default would have occurred under the indentures.  Neither Hollywood Casino Shreveport nor Shreveport Capital Corporation made a Change of Control offer to purchase the Hollywood Shreveport Notes within the 60 days.  There can be no assurance that the holders of the Hollywood Shreveport Notes will not pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Further, any action on the part of the noteholders may require the Shreveport Entities to seek the protection of the bankruptcy laws or other similar remedies.  On August 1, 2003, interest payments of $12.3 million became due on the Hollywood Shreveport Notes.  The managing general partner of Hollywood Casino Shreveport did not make that payment.

Interest Rate Swap Contracts

The Company has a policy designed to manage interest rate risk associated with its current and anticipated future borrowings.  This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments.  To the extent the Company employs such financial instruments pursuant to this policy, they are generally accounted for as hedging instruments.  In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company’s exposure to market fluctuations throughout the hedge period.  If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change.  Net settlements pursuant to the financial instrument are included as interest expense in the period.

On March 27, 2003, the Company entered into interest rate swap agreements with a total notional amount of $375.0 million in accordance with the terms of the $800 million senior secured credit facility.  There are three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005.  Under these contracts, the Company pays a fixed rate of 1.92% and receives a variable rate based on the 90-day LIBOR rate.  The Company also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006.  Under these contracts, the Company pays fixed rates of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate.  The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as reduction of, or addition to, interest expense as incurred over the life of the swap.  At June 30, 2003, the 90-day LIBOR rate was 1.0%.

The Company accounts for interest rate swaps as cash flow hedges whereby the fair value of the interest rate swap is reflected in other current liabilities in the accompanying consolidated balance sheet with the offset, net of income taxes and any hedge ineffectiveness, recorded as accumulated other comprehensive income (loss).  The fair value of the interest rate swaps were not material as of June 30, 2003.  Amounts in accumulated other comprehensive income are amortized as a yield adjustment of interest expense over the term of the related swaps, the term of the related hedge.  Such amounts were not material during the year ended December 31, 2002 and the three month and six month periods ended June 30, 2003.  Over the next twelve months, approximately $1.3 million, related to interest rate swaps existing at January 1, 2003, will be reclassified to income.

Termination of Interest Rate Swap Agreement

On March 3, 2003, in conjunction with the refinancing of the credit facility, the Company terminated its $36 million notional amount interest rate swap originally scheduled to expire in June 2004.  The Company paid $1.9 million to terminate the swap agreement.

10.                               Segment Information

The Company currently operates in two segments: gaming and racing. The accounting policies for each segment are the same as those described in the “Summary of Significant Accounting Policies” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The table below presents information about reported segments (in thousands):

	Gaming(1)	Racing	Eliminations		Total
As of and for the six months ended June 30, 2003
Revenue	$499,684	51,061	$(819	)(2)	$549,926
Income from operations	85,747	5,897			91,644
Depreciation and Amortization	28,413	1,736			30,149
Total Assets	2,729,745	99,852	(1,190,230	)(3)	1,639,367

As of and for the six months ended June 30, 2002
Revenue	$265,147	$53,246	$(958	)(2)	$317,435
Income from operations	44,945	6,529			51,474
Depreciation and Amortization	14,643	1,811			16,454
Total Assets	1,143,944	96,440	(509,591	)(3)	730,793

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

In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against the Company in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking a declaratory judgment that the plaintiff is entitled to terminate the lease and/or void the Company’s option to renew the lease due to certain alleged defaults by the Company or its predecessors-in-interest.  The current term of the Company’s lease expires in January 2004.  The case is in the discovery phase at this time.  A hearing date has been set for September, 2003.

In October 2002, in response to the Company’s plans to relocate the river barge underlying the Boomtown Biloxi Casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi Casino conducts a portion of its dockside operations, filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease.  The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company’s request to relocate the barge.  Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved our plan to relocate the barge.  The case is in the discovery phase at this time.  A trial date has been set for February, 2004.

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

12.          Subsidiary Guarantors

Under the terms of the $800 million senior secured credit facility, all of the Company’s domestic subsidiaries except for Onward Development, LLC, an inactive subsidiary, Tennessee Downs, Inc., an inactive subsidiary, HWCC-Louisiana, Inc., HWCC-Shreveport, Inc. HCS I, Inc, HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation and their respective subsidiaries, if any, (“Subsidiary Non-Guarantors”), are guarantors under the agreement.  Summarized financial information as of and for the six months ended June 30, 2003 for Penn, the Subsidiary Guarantors and Subsidiary Non-guarantors is as follows:

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
As of June 30, 2003
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$8,421	$137,002	$35,446	$(1,192)	$179,677
Net property and equipment, at cost	1,784	635,020	115,352	—	752,156
Other assets	1,212,475	679,287	4,814	(1,189,042)	707,534
Total	$1,222,680	$1,451,309	$155,612	$(1,190,234)	$1,639,367
Current liabilities	$50,789	$107,709	$35,698	$(1,196)	$193,000
Long-term liabilities	1,001,204	1,204,054	120,605	(1,155,843)	1,170,020
Shareholder’s equity	170,687	139,546	(691)	(33,195)	276,347
Total	$1,222,680	$1,451,309	$155,612	$(1,190,234)	$1,639,367

Six Months ended June 30, 2003
Condensed Consolidating Statement of Income (In thousands)
Total revenues	$—	$498,411	$52,334	$(819)	$549,926
Total operating expenses	9,572	400,641	48,888	(819)	458,282
Income from operations	(9,572)	97,770	3,446	—	91,644
Other income (expense)	29,916	(64,454)	(10,757)	—	(45,295)
Income before income taxes	20,344	33,316	(7,311)	—	46,349
Taxes on income	7,722	12,502	(2,807)	272	17,689
Net income (loss)	$12,622	$20,814	$(4,504)	$(272)	$28,660

Three Months ended June 30, 2003
Condensed Consolidating Statement of Income (In thousands)
Total revenues	$—	$288,516	$36,924	$(472)	$324,968
Total operating expenses	4,973	231,925	35,699	(472)	272,125
Income from operations	(4,973)	56,591	1,225	—	52,843
Other income (expense)	19,991	(39,934)	(8,082)	—	(28,025)
Income before income taxes	15,018	16,657	(6,857)	—	24,818
Taxes on income	5,496	6,210	(2,635)	272	9,343
Net income (loss)	$9,522	$10,447	$(4,222)	$(272)	$15,475

Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by operating activities	$37,511	$28,964	$8,321	$—	$74,796
Net cash provided by (used in) investing activities	(659,283)	363,206	(69)	—	(296,146)
Net cash provided by (used in) financing activities	620,369	(359,776)	(447)	—	260,146
Effect of exchange rate fluctuations on cash	125	156	—	—	281
Net increase (decrease) in cash and cash equivalents	(1,278)	32,550	7,805	—	39,077
Cash and cash equivalents at beginning of period	3,339	38,430	13,352	—	55,121
Cash and cash equivalents at end of period	$2,061	$70,980	$21,157	$—	$94,198

13.          Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the three and six months ended June 30, 2002 and 2003, as though the Hollywood Casino acquisition had occurred on January 1, 2002, is as follows:

	Three months ended June 30,		Six months ended June30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)
Revenues	$287,724	$324,968	$564,246	$631,173
Net income	$13,022	$15,475	$26,032	$30,155

Net income per common share
Basic	$0.34	$0.39	$0.72	$0.77
Diluted	$0.33	$0.38	$0.69	$0.75

Weighted shares outstanding
Basic	38,710	39,343	36,384	39,320
Diluted	40,028	40,478	37,877	40,413

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2002.

We derive substantially all of our revenues from gaming and racing operations.  Since September 1997, our gaming revenues have accounted for an increasingly larger share of our total revenues.  Our acquisition of Hollywood Casino Corporation (HWD:AMEX) in the first quarter of 2003 has impacted and will continue to impact our revenue mix between gaming and pari-mutuel revenues on a prospective basis.  Our pari-mutuel revenues have been derived from wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting of our races at out-of-state locations.  Our other revenues have been derived from admissions, program sales, food and beverage sales, concessions and certain other ancillary activities.

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

In connection with this acquisition, a valuation was completed to determine the allocation of the purchase price.  Upon completion of the valuation process, approximately $467.5 million was allocated to goodwill.  The purchase price allocation process requires management to make estimates and judgments as to the remaining useful lives of the assets purchased.  If growth rates, operating margins, or useful lives, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements could result in a possible impairment of goodwill.

At June 30, 2003, we had a net property and equipment balance of $752.2 million, representing  45.9% of total assets.  We depreciate property and equipment on a straight-line basis over their estimated useful lives.  The estimated useful lives are based on the nature of the assets as well as our current operating strategy.  Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets.  Such an impairment loss would be recognized as a non-cash component of operating income.

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

Recent Accounting Standards

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003.  For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003.  We do not expect Interpretation No. 46 to have any effect on the consolidated financial statements.

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

The following is a summary of the results of operations by property level for the three months ended June 30, 2002 and 2003:

	Revenues		EBITDA(1)
	2002	2003	2002	2003
Charles Town Races™	$60,653	$84,774	$16,404	$24,303
Casino Rouge	25,398	26,259	6,317	7,146
Casino Magic-Bay St. Louis	24,090	26,616	4,806	5,654
Boomtown Biloxi	18,530	18,621	3,785	4,028
Bullwhackers (2)	4,841	6,539	999	824
Casino Rama Management Contract	2,678	3,165	2,487	2,930
Pennsylvania Racing/OTWs	28,427	27,646	4,278	4,255
Hollywood Casino-Aurora (3)	—	69,146	—	18,963
Hollywood Casino-Tunica (3)	—	28,914	—	4,777
Hollywood Casino-Shreveport (3)	—	33,760	—	3,346
Earnings from Pennwood Racing, Inc (New Jersey)	—	—	550	719
Corporate eliminations (4)	(525)	(472)	—	—
Corporate overhead	5	—	(3,514)	(5254)
Total	$164,097	$324,968	$36,112	$71,691

(1)          EBITDA is income from operations excluding charges for depreciation and amortization and gain/loss on disposal of assets, and is inclusive of earnings from joint venture.  EBITDA does not represent net income or cash flows from operations as those terms are defined by GAAP.  EBITDA does not necessarily indicate whether cash flows will be sufficient to fund cash needs.  A reconciliation of GAAP income for operations to EBITDA follows this table.

(2)          Bullwhackers was acquired by Penn National Gaming on April 25, 2002.

(3)          Hollywood Casino – Aurora, Hollywood Casino – Tunica and Hollywood Casino-Shreveport were acquired by Penn National Gaming, Inc. on March 3, 2003 and accounted for as of March 1, 2003.

(4)          For intracompany transactions related to import/export simulcasting.

Reconciliation of Income From Operations (GAAP) To EBITDA (in thousands):

	Income from operations	Depreciation and Amortization	(Gain)/loss on disposal of assets	Earnings from joint venture	EBITDA
Three months ended June 30, 2003
Charles Town Races	$20,036	$3,782	$485	$—	$24,303
Casino Rouge	5,453	1,542	151	—	7,146
Casino Magic – Bay St. Louis	3,223	2,412	19	—	5,654
Boomtown Biloxi	2,672	1,312	44	—	4,028
Bullwhackers (1)	599	230	(5)	—	824
Casino Rama Management Contract	2,930	—	—	—	2,930
Pennsylvania Racing/OTWs	3,378	877	—	—	4,255
Earnings from Pennwood Racing, Inc.	—	—	—	719	719
Hollywood Casino – Aurora (2)	16,571	2,392	—	—	18,963
Hollywood Casino – Tunica (2)	3,084	1,628	65	—	4,777
Hollywood Casino – Shreveport (2)	946	2,400	—	—	3,346
Corporate overhead	(6,049)	745	50	—	(5,254)
Total	$52,843	$17,320	$809	$719	$71,691

Three months ended June 30, 2002
Charles Town Races	$14,396	$1,965	$43	$—	$16,404
Casino Rouge	4,842	1,475	—	—	6,317
Casino Magic – Bay St. Louis	2,733	1,983	90	—	4,806
Boomtown Biloxi	2,475	1,244	66	—	3,785
Bullwhackers (1)	892	110	(3)	—	999
Casino Rama Management Contract	2,487	—	—	—	2,487
Pennsylvania Racing/OTWs	3,374	904	—	—	4,278
Earnings from Pennwood Racing, Inc.	—	—	—	550	550
Hollywood Casino – Aurora (2)	—	—	—	—	—
Hollywood Casino – Tunica (2)	—	—	—	—	—
Hollywood Casino – Shreveport (2)	—	—	—	—	—
Corporate overhead	(4,224)	707	3	—	(3,514)
Total	$26,975	$8,388	$199	$550	$36,112

(1)          Bullwhackers was acquired by Penn National Gaming on April 25, 2002.

(2)          Hollywood Casino – Aurora, Hollywood Casino – Tunica and Hollywood Casino – Shreveport were acquired by Penn National Gaming, Inc. on March 3, 2003 and accounted for as of March 1, 2003.

EBITDA or earnings before interest, taxes, depreciation and amortization, loss on change in fair value of interest rate swaps and gain/loss on disposal of assets and inclusive of earnings from joint venture, is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles.  EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of such performance in the gaming industry.  EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with generally accepted accounting principles.  We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA.  It should also be noted that other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

Revenues for the three months ended June 30, 2003 increased by $160.9 million, or 98.0%, to $325.0 million in 2003 from $164.1 million in 2002.  The three new Hollywood Casino facilities contributed $131.8 million of the $160.9 million increase in revenues in the second quarter.  Revenues increased at Charles Town by $24.1 million due to the addition of 710 slot machines since the second quarter of 2002. The remaining properties had a net revenue increase of approximately $5.0 million.

Operating expenses for the three months ended June 30, 2003 increased by $135.0 million, or 98.5%, to $272.1 million in 2003 from $137.1 million in 2002.  The operating expenses for the three new Hollywood Casino facilities accounted for $111.2 million of the $135.0 million increase in operating expenses in the second quarter.  At Charles Town operating expenses increased by $18.5 million as a result of adding approximately 30,000 square feet of gaming space and 710 slot machines to the facility.  The remaining properties had a net increase in operating expenses of approximately $5.3 million.

Depreciation and amortization expense for the three months ended June 30, 2003 increased by $8.9 million from the corresponding period in 2002 as a result of the Hollywood Casino acquisition and capital expenditures in 2002 of $88.9 million.  The Hollywood Casino facilities had depreciation and amortization expense of $6.4 million.  At Charles Town depreciation and amortization increased by $1.8 million due to the addition of gaming space and slot machines.  The increase in depreciation and amortization of $0.4 million at Casino Magic – Bay St. Louis was primarily the result of the completion of the Bay Tower Hotel project in May 2002.  The other properties accounted for the remaining $0.3 million increase.

EBITDA for the three months ended June 30, 2003 increased by $35.6 million, or 98.5%, to $71.7 million in 2003 from $36.1 million in 2002. The EBITDA contribution from the three Hollywood Casino facilities accounted for $27.1 million of the EBITDA increase, Charles Town, as a result of its expansion since the first quarter 2002, increased its EBITDA by $7.9 million.  The other properties had a net increase in EBITDA of $2.3 million. Income from operations for the three months ended June 30, 2003 increased by $25.8 million, or 95.9%, to $52.8 million in 2003 from $27.0 million in 2002.  The Hollywood Casino properties and Charles Town, as a result of its expansion accounted for $20.6 million and $5.6 million of the increase in income from operations, respectively.  The other properties accounted for a $1.4 million increase.  Corporate expenses increased by $1.8 million due to the addition of Hollywood and corporate management, Pennsylvania slot legislation and office expense in Wyomissing.

Interest expense for the three months ended June 30, 2003 increased $17.9 million, or 180.1%, from the corresponding period in 2002 due primarily to additional borrowings of approximately $700.0 million in March 2003 to finance the Hollywood Casino acquisition and the interest expense associated with the Shreveport bond issues.

Other expenses for the three months ended June 30,2003 increased by $1.3 million compared to 2002.  Included in other expenses was a $0.5 million write off  on an option to purchase a racetrack and $0.7 million for expenses incurred at Shreveport for discussions and negotiations with the Noteholder Group.  The remaining expenses were for foreign currency translation losses.

Charles Town Entertainment Complex

Revenues for the three months ended June 30, 2003 increased by $24.1 million, or 39.7%, to $84.8 million in 2003 from $60.7 million in 2002.  Gaming revenues increased by $23.3 million, or 44.5%, to $75.7 million in 2003 from $52.4 million in 2002.  This revenue growth was primarily a result of an increase in the average number of slot machines from 2,002 in the second quarter of 2002 to 2,704 in the second quarter of 2003, the addition of 30,000 square feet of gaming space and a 1,500 car parking garage to accommodate more customers and a marketing program that is focused on creating awareness in the market place.  We have currently defined our target markets as the area within a 75-mile radius of Charles Town, West Virginia and have been successful in increasing mid-week, drive-in play as well as weekend play.  The success of the marketing program and the additional gaming capacity has resulted in an increase in our win per machine per day to $308 in 2003 from $288 in 2002.  Racing revenues increased by $0.1 million, or 2.2%, to $5.7 million in 2003 from $5.6 million in 2002.

Total operating expenses for the three months ended June 30, 2003 increased by $16.2 million, or 36.6%, to $60.5 million in 2003 from $44.3 million in 2002.  The increase was primarily due to an increase in gaming related taxes of $13.6 million, attributed to the increased gaming revenues.  Salaries, wages and benefits increased by $1.9 million primarily due to costs of additional staffing levels to accommodate the expanded gaming floor and increased customer volumes compared to staffing levels in the prior period.  Total other costs increased primarily due to an increase in operating expenses, insurance, property taxes, utilities and other costs associated with the expanded capacity of the facility.  Total marketing expenses increased $0.3 million as a result of television advertising and in-house signage.  Depreciation and amortization expense increased by $1.8 million due to the addition of 710 gaming machines and the completion of $50.4 million of capital projects in 2002. Income from operations increased by $5.6 million or 39.2% to $20.0 million in 2003 from $14.4 million in 2002.

On July 1, 2003, we completed construction on and opened Phase II of the Charles Town expansion project.  The new gaming area consolidates the entire gaming floor by joining the original gaming floor in the main building, Slot CityTM and the OK Corral and added 723 slot machines.  With the additional 723 slot machines, we now operate 3,450 slot machines at our facility.  By year-end, we will add an additional 50 slot machines, bringing the total number of slot machines to 3,500.

Casino Rouge

Revenues for the three months ended June 30, 2003 increased by $0.9 million, or 3.5%, to $26.3 million in 2003 from $25.4 million in 2002.  Gaming revenues for the three months ended June30, 2003 increased by $0.8 million, or 3.3%, to $25.7 million in 2003 from $24.9 million in 2002 due to attracting customers with higher gaming profiles, improved slot product and more focused marketing programs.  We also added 54 new slot machines to our gaming floor bringing the total number of machines to 1,088 from 1.034 in the second quarter of 2002.  The win per machine per day remained constant at $230 for both periods.  Food, beverage and other revenues for the three months ended June 30, 2003 increased by $0.2 million, or 8.8%, to $2.3 million in 2003 from $2.1 million in 2002 as a result of Dockers Grill being opened this year and increased casino beverage service this year.

Total operating expenses for the three months ending June 30, 2003 increased by $0.2 million, or 1.2%, to $20.8 million in 2003 from $20.6 million in 2002.  Gaming expenses increased by $0.3 million, or 2.7%, due to the tax effect of the increased gaming revenues and increases to player marketing and giveaway costs.  Other operating expenses were down approximately $0.1 million while general and administrative expenses and depreciation and amortization expenses for the period were approximately the same as the prior year.  Income from operations increased by $0.6 million, or 12.6%, to $5.4 million in 2003 from $4.8 million in 2002.

Casino Magic-Bay St. Louis

Revenues for the three months ended June 30, 2003 increased by $2.5 million, or 10.5%, to $26.6 million in 2003 from $24.1 million in 2002.  Gaming revenues for the three months ended June 30, 2003 increased by $1.8 million, or 8.3%, to $23.0 million in 2003 from $21.2 million in 2002.  The primary reason for the increase in gaming revenues over the prior year is the impact of the new 291 room Bay Tower Hotel, which opened in June 2002.  In addition, we had several successful promotions during the second quarter of 2003, including several sold-out performances and functions.  Slot coin-in for the three months ended June 30, 2003 increased $24.2 million, or 9.0%, to $294.9 million in 2003 from $270.7 million in 2002.  Table drop increased by $0.1 million, or 0.4%, to $17.5 million in 2003 from $17.4 million in 2002.  Hotel, food and beverage and other revenue for the three months ended June 30, 2003 increased by a combined $0.7 million, or 26.5%, to $3.6 million in 2003 from $2.9 million in 2002.  The main reason for this increase was the June 2002 opening of the Bay Tower Hotel and a new restaurant.

Total operating expenses for the three months ended June 30, 2003 increased by $1.7 million, or 8.7%, to $21.0 million in 2003 from $19.3 million in 2002.  Gaming and related expenses (including marketing expenses) for the three months ended June 30, 2003 increased by $1.2 million, or 9.7%, to $13.2 million in 2003 from $12.0 million in 2002.  Gaming taxes on the additional $1.8 million of casino revenue accounted for $0.2 million of the increased gaming expenses.  Increased marketing expenditures, primarily entertainment expenses, and expenses relating to giveaways, and VIP function-related expenses accounted for the majority of the balance of increased gaming and related costs.  Non-gaming expenses for the three months ended June 30, 2003 increased by $0.6 million, or 27.6%, to $2.9 million in 2003 from $2.3 million in 2002, due to the additional costs associated with operating the new hotel, restaurant, spa and convention facilities.  Administrative expenses for the three months ended June 30, 2003 decreased by $0.1 million, or 2.4%, to $4.8 million in 2003 from $4.9 million in 2002.  Last year, administrative expenses included $0.8 million in pre-opening expenses for the new hotel complex.  Depreciation and amortization expense was $0.4 million higher as a result of the completion of $22.5 million of capital projects in 2002.  Income from operations increased by $0.5 million, or 17.9%, to $3.2 million in 2003 from $2.7 million in 2002.

Boomtown Biloxi

Revenues for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, increased by $0.1 million, or 0.5%, to $18.6 million from $18.5 million.  Gaming revenues for the three months ended June 30, 2003 increased $0.2 million, or 1.4%, to $16.5 million in 2003 from $16.3 million in 2002.  This variance is attributable to marketing programs being adjusted to focus on more profitable customers with higher margins.  Food and beverage revenues for the three months ended June 30, 2003 decreased by $0.1 million, or 6.3%, to $1.6 million in 2003 from $1.7 million in 2002. Food and beverage revenues decreased due to increased competition and a change in marketing strategy to an emphasis on customers rather than consumers.  Other revenues of $0.5 million, primarily related to family fun center and gift shop sales, were approximately the same as last year.

Total operating expenses for the three months ended June 30, 2003 decreased by $0.1 million, or 1.0%, to $14.6 million in 2003 from   $14.7 million in 2002.  Gaming expenses for the three months ended June 30, 2003 decreased by $0.3 million, or 3.8%, to $7.5 million in 2003 from $7.8 million in 2002.  This is primarily due to lower slot participation costs.  Food and beverage expenses for the three months ended June 30, 2003 were $1.8 million, which was approximately the same as in 2002.  Administrative expenses for the three months ended June 30, 2003 increased by $0.2 million, or 5.0%, to $5.0 million in 2003 from $4.8 million in 2002.  This is primarily due to an increase in property and liability insurance.  Income from operations increased by $0.2 million, or 8.0%, to $2.7 million in 2003 from $2.5 million in 2002.

Bullwhackers

The acquisition of Bullwhackers was completed on April 25, 2002.  Comparisons of a three-month period in 2003 to a two-month period in 2002 would not be meaningful and are not discussed.  For the second quarter of 2003, Bullwhackers had revenues of $6.5 million consisting mainly of gaming revenue from slot machines, operating expenses of $5.9 million and income from operations of $0.6 million for the period.

The property did not do as well as expected due to an interior renovation project that was suppose to be completed in the first quarter lasting well into the second quarter.  The project required the closing of gaming areas while construction was going on, reductions in the number of slot machines available for play and constant movement of machines to newly renovated areas. The disruptions to our customers resulted in lost slot play.  A major benefit to the renovations was the opening of “Penny Heaven” in the mezzanine of Bullwhackers Casino.  “Penny Heaven” contains 93 penny slot machines, which is the largest number of penny games in the Blackhawk market, and is very popular with our guests.  In addition, the new games are ticket-in, ticket-out, (“TITO”) ready which should result in future cost savings.  During the first quarter, we had 28 days of inclement weather that closed or partially closed the casino and road construction on the main highway into Blackhawk that had an affect on revenue.  The management team is also reviewing staffing schedules to ensure that staffing matches business levels more closely.

Casino Rama

Management service fees earned under the Casino Rama Management Contract for the three months ended June 30, 2003 increased by $0.5 million, or 18.2%, to $3.2 million from $2.7 million in 2002.  Total revenue increased at Casino Rama by 6.0% in 2003 compared to 2002.  The increase in revenue was a result of marketing programs that focused on trip frequency, recent visits, the entertainment center and the opening of a hotel in June 2002.

Pennsylvania Racing Operations

Net revenues for the three months ended June 30, 2003 decreased by $0.8 million, or 2.7%, to $27.6 million in 2003 from $28.4 million in 2002. Restrictions placed on telephone and internet wagering account activity by various state gaming regulations resulted in call center revenue declining by $.4 million this quarter compared to 2002.  Wagering at Penn’s facilities on live and simulcast races accounted for the remaining revenue decrease and was caused by a 7.1% decrease in attendance in 2003 compared to 2002.

Operating expenses for the three months ended June 30, 2003 decreased by $0.8 million, or 2.8%, to $24.3 million in 2003 from $25.1 million in 2002.  The majority of this decrease is related to lower revenues, which decreased the associated direct costs of purses, simulcast and pari-mutuel tax expenses.

Hollywood Casino Corporation

The acquisition of Hollywood Casino Corporation was completed on March 3, 2003, but for accounting purposes was effective as of March 1, 2003.  For the period from April 1, 2003 to June 30, 2003, the Hollywood Casino facilities in Aurora, Tunica and Shreveport had net revenues of $131.8 million consisting mainly of gaming revenues.  Operating expenses totaled $111.2 million and consisted of gaming expense ($64.6 million), food, beverage and other expenses ($17.3 million), general and administrative expenses ($22.8 million) and depreciation and amortization ($6.4 million). Income from operations for the three months ended June 30, 2003 was $20.6 million.

Effective July 1, 2003, the state of Illinois increased the graduated gaming tax rate structure by increasing certain tax rates, adding new tax brackets and raising the highest marginal tax rate from 50% to 70%.  This highest marginal tax rate applies to a licensee’s annual gaming revenues in excess of $250 million.  Gaming tax expenses recorded in the second quarter reflect a weighted average rate, based upon anticipated annual revenues as well as the new tax structure that goes into effect on July 1.  Additionally, the State increased the admission tax from $3 to $5 per person.  No impact from the admission tax increase has been reflected in the accompanying financial statement.  We are taking steps to mitigate the Illinois tax increase through a variety of methods including employee reduction, marketing and promotional program reductions, other cost reductions and the adoption of admission fees.  This quarter reflects $1.0 million in pre-tax one-time cost for severance packages, legal and other professional cost for implementation of the cost savings.

New Jersey Joint Venture

We have an investment in Pennwood Racing, Inc., which operates Freehold Raceway in New Jersey. Our 50% share of Pennwood’s net income was $0.7 million in the three months ended June 30, 2003, compared to $0.5 million in 2002, and was recorded as other income on the income statement.  The increase in the joint venture’s net income was due to an increase in revenue from the Atlantic City casinos and a decrease in the state racing commission program costs allocated to the tracks.  This offset  a small increase in racing operations expenses.

Corporate Overhead Expenses

Corporate overhead expenses for the three months ended June 30, 2003 increased by $1.8 million, or 49.2%, to $5.3 million in 2003 from $3.5 million in 2002.  During the second quarter, we incurred expenses of approximately $0.4 million for Pennsylvania slot legislation, $0.5 million for Hollywood Casino corporate overhead expenses and $0.6 million for additional staffing and office expense in Wyomissing compared to 2002.

Results of Operations

Six months ended June 30, 2003 compared to six months ended June 30, 2002

The following is a summary of the results of operations by property level for the six months ended June 30, 2002 and 2003:

	Revenues		EBITDA(1)
	2002	2003	2002	2003
Charles Town Races™	$117,602	$155,258	$30,924	$43,367
Casino Rouge	52,332	55,328	13,761	16,191
Casino Magic-Bay St. Louis	47,031	53,201	9,748	11,864
Boomtown Biloxi	38,234	37,537	7,948	8,386
Bullwhackers (2)	4,841	12,624	999	1,266
Casino Rama Management Contract	5,077	5,864	4,681	5,424
Pennsylvania Racing/OTWs	53,246	51,064	7,862	7,162
Hollywood Casino-Aurora (3)	—	93,937	—	26,397
Hollywood Casino-Tunica (3)	—	39,462	—	6,992
Hollywood Casino-Shreveport (3)	—	46,470	—	6,122
Earnings from Pennwood Racing, Inc (New Jersey)	—	—	1,325	1,305
Corporate eliminations (4)	(957)	(819)	—	—
Corporate overhead	29	—	(7,579)	(9,736)
Total	$317,435	$549,926	$69,669	$124,740

(1)          EBITDA is income from operations excluding charges for depreciation and amortization and gain/loss on disposal of assets, and is inclusive of earnings from joint venture.  EBITDA does not represent net income or cash flows from operations as those terms are defined by GAAP.  EBITDA does not necessarily indicate whether cash flows will be sufficient to fund cash needs.  A reconciliation of GAAP income for operations to EBITDA follows this table.

(2)          Bullwhackers was acquired by Penn National Gaming on April 25, 2002.

(3)          Hollywood Casino – Aurora, Hollywood Casino – Tunica and Hollywood Casino – Shreveport were acquired by Penn National Gaming, Inc. on March 3, 2003 and accounted for as of March 1, 2003.

(4)          For intracompany transactions related to import/export simulcasting.

Reconciliation of Income From Operations (GAAP) To EBITDA (in thousands):

	Income from operations	Depreciation and Amortization	(Gain)/loss on disposal of assets	Earnings from joint venture	EBITDA
Six months ended June 30, 2003
Charles Town Races	$35,233	$7,379	$755	$—	$43,367
Casino Rouge	12,970	3,070	151	—	16,191
Casino Magic – Bay St. Louis	6,715	4,805	344	—	11,864
Boomtown Biloxi	5,681	2,598	107	—	8,386
Bullwhackers (1)	793	432	41	—	1,266
Casino Rama Management Contract	5,424	—	—	—	5,424
Pennsylvania Racing/OTWs	5,429	1,736	(3)	—	7,162
Earnings from Pennwood Racing, Inc.	—	—	—	1,305	1,305
Hollywood Casino – Aurora (2)	23,142	3,255	—	—	26,397
Hollywood Casino – Tunica (2)	4,721	2,204	67	—	6,992
Hollywood Casino – Shreveport (2)	2,931	3,191	—	—	6,122
Corporate overhead	(11,395)	1,479	180	—	(9,736)
Total	$91,644	$30,149	$1,642	$1,305	$124,740

Six months ended June 30, 2002
Charles Town Races	$26,763	$4,031	$130	$—	$30,924
Casino Rouge	10,888	2,852	21	—	13,761
Casino Magic – Bay St. Louis	5,867	3,779	102	—	9,748
Boomtown Biloxi	5,347	2,454	147	—	7,948
Bullwhackers (1)	892	110	(3)	—	999
Casino Rama Management Contract	4681	—	—	—	4,681
Pennsylvania Racing/OTWs	6,051	1,811	—	—	7,862
Earnings from Pennwood Racing, Inc.	—	—	—	1,325	1,325
Hollywood Casino – Aurora (2)	—	—	—	—	—
Hollywood Casino – Tunica (2)	—	—	—	—	—
Hollywood Casino – Shreveport (2)	—	—	—	—	—
Corporate overhead	(9,015)	1,417	19	—	(7,579)
Total	$51,474	$16,454	$416	$1,325	$69,669

(1)          Bullwhackers was acquired by Penn National Gaming on April 25, 2002.

(2)          Hollywood Casino – Aurora, Hollywood Casino – Tunica and Hollywood Casino – Shreveport were acquired by Penn National Gaming, Inc. on March 3, 2003 and accounted for as of March 1, 2003.

EBITDA or earnings before interest, taxes, depreciation and amortization, loss on change in fair value of interest rate swaps and gain/loss on disposal of assets and inclusive of earnings from joint venture, is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles.  EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of such performance in the gaming industry.  EBITDA should not be construed as an alternative to operating income, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with generally accepted accounting principles.  We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA.  It should also be noted that other gaming companies that report EBITDA information may calculate EBITDA in a different manner than us.

 Effective July 1, 2003, the state of Illinois increased the graduated gaming tax rate structure by increasing certain tax rates, adding new tax brackets and raising the highest marginal tax rate from 50% to 70%.  This highest marginal tax rate applies to a licensee’s annual gaming revenues in excess of $250 million.  Gaming tax expenses recorded in the second quarter reflect a weighted average rate, based upon anticipated annual revenues as well as the new tax structure that goes into effect on July 1.  Additionally, the State increased the admission tax from $3 to $5 per person.  No impact from the admission tax increase has been reflected in the accompanying financial statement.  We are taking steps to mitigate the Illinois tax increase through a variety of methods including employee layoffs, marketing and promotional program reductions, other cost reductions and the adoption of admission fees.  This quarter reflects $1.0 million in pre-tax one-time cost for severance packages, legal and other professional cost for implementation of the cost savings.

Revenues for the six months ended June 30, 2003 increased by $232.5 million, or 73.2%, to $549.9 million in 2003 from $317.4 million in 2002.  The three new Hollywood Casino facilities contributed $179.9 million of the $232.5 million increase in revenues in the second quarter.  Revenues increased at Charles Town by $37.7 million due to the addition of 710 slot machines since the first quarter of 2002. Bullwhackers revenues increased by $7.8 million due to six months of operations in 2003 compared to 2 months in 2002.  The remaining properties had a revenue increase of approximately $ 7.1 million.

Operating expenses for the six months ended June 30, 2003 increased by $192.3 million, or 72.3%, to $458.3 million in 2003 from $266.0 million in 2002.  The operating expenses for the three new Hollywood Casino facilities accounted for $149.1 million of the $192.3 million increase in operating expenses in the second quarter.  At Charles Town operating expenses increased by $29.2 million as a result of adding approximately 30,000 square feet of gaming space and 710 slot machines to the facility.  Bullwhackers expenses increased by $7.9 million due to six months of operations in 2003 compared to 2 months in 2002.  The remaining properties had a net expense increase of approximately $ 6.1 million.

Depreciation and amortization expense for the six months ended June 30, 2003 increased by $13.7 million or 83.2% from the corresponding period in 2002 as a result of the Hollywood Casino acquisition and capital expenditures in 2002 of $88.9 million.  The Hollywood Casino facilities had depreciation and amortization expense of $8.6 million.  At Charles Town depreciation and amortization increased by $3.3 million due to the addition of gaming space and slot machines.  The increase in depreciation and amortization of $1.0 million at Casino Magic – Bay St. Louis was primarily the result of the completion of the Bay Tower Hotel project in May 2002.  The other properties accounted for the remaining $0.7 million increase.

EBITDA for the six months ended June 30, 2003 increased by $55.1 million, or 79.1%, to $124.7 million in 2003 from $69.7 million in 2002. The EBITDA contribution from the three Hollywood Casino facilities accounted for $39.5 million of the EBITDA increase, Charles Town, as a result of its expansion since the first quarter 2002, increased its EBITDA by $12.4 million.  The other properties had a net increase in EBITDA of $3.2 million. Income from operations for the six months ended June 30, 2003 increased by $40.1 million, or 77.9%, to $91.6 million in 2003 from $51.5 million in 2002.  The Hollywood Casino properties and Charles Town, as a result of its expansion accounted for $30.8 million and $8.5 million of the increase in income from operations, respectively.  The other properties accounted for a $5.3 million increase.  Corporate expenses increased by $2.1 million due to the addition of operations management and legal staff.

Interest expense for the six months ended June 30, 2003 increased $23.5 million, or 113.2%, from the corresponding period in 2002 due primarily to additional borrowings of approximately $700.0 million in March 2003 to finance the Hollywood Casino acquisition and the interest expense associated with the Shreveport bond issues.

Other expenses for the six months ended June 30,2003 increased by $1.3 million compared to 2002.  Included in other expenses was a $0.5 million write off  on an option to purchase a racetrack and $0.7 million for expenses incurred at Shreveport for discussions and negotiations with the Noteholder Group.  The remaining expenses were for foreign currency translation losses.

In March 2003, we expensed prepayment fees of $1.3 million relating to the early extinguishment of debt.

Charles Town Entertainment Complex

Revenues for the six months ended June 30, 2003 increased by $37.7 million, or 32.1%, to $155.3 million in 2003 from $117.6 million in 2002.  Gaming revenues increased by $37.6 million, or 37.0%, to $139.3 million in 2003 from $101.7 million in 2002.  This revenue growth was primarily a result of an increase in the average number of slot machines from 2,001 in the  six months of 2002 to 2,707 in the six months of 2003, the addition of 30,000 square feet of gaming space and a 1,500 car parking garage to accommodate more customers and a marketing program that is focused on creating awareness in the market place.  We have currently defined our target markets as the area within a 75-mile radius of Charles Town, West Virginia and have been successful in increasing mid-week, drive-in play as well as weekend play.  The success of the marketing program and the additional gaming capacity has resulted in an increase in our win per machine per day to $284 in 2003 from $281 in 2002.  Racing revenues decreased by $0.8 million, or 7.1%, to $10.0 million in 2003 from $10.8 million in 2002.  The decrease in racing revenues was due to inclement weather conditions in January and February in the mid-atlantic region that caused a decrease in attendance and wagering and the loss of 18 live race days.  Other revenues increased by $0.8 million due to the opening of the new food court in July 2002.

Total operating expenses for the six months ended June 30, 2003 increased by $29.2 million, or 32.1%, to $120.0 million in 2003 from $90.8 million in 2002.  The increase was primarily due to an increase in gaming related taxes of $21.4 million, attributed to the increased gaming revenues.  Salaries, wages and benefits increased by $2.8 million primarily due to costs of additional staffing levels to accommodate the expanded gaming floor and increased customer volumes compared to staffing levels in the prior period.  Total other costs increased primarily due to an increase in operating expenses, insurance, property taxes, utilities and other costs associated with the expanded capacity of the facility.  Total marketing expenses increased $0.4 million as a result of television advertising and in-house signage.  Depreciation and amortization expense increased by $3.3 million due to the addition of 710 gaming machines and the completion of $50.4 million of capital projects in 2002.  Income from operations increased by $8.5 million or 31.6% to $35.2 million in 2003 from $26.7 million in 2002.

On July 1, 2003, we completed construction on Phase II of the Charles Town expansion project and opened this area to the public.  The new gaming area consolidates the entire gaming floor by joining the original gaming floor in the main building, Slot City and the OK Corral and adds 750 gaming machines.  By year-end,  we will add another 50 machines to the gaming floor bring the total number of gaming machines to 3,500.

Casino Rouge

Revenues for the six months ended June 30, 2003 increased by $3.0 million, or 5.7%, to $55.3 million in 2003 from $52.3 million in 2002.  Gaming revenues for the six months ended June30, 2003 increased by $3.0 million, or 5.8%, to $54.3 million in 2003 from $51.3 million in 2002 due to attracting customers with higher gaming profiles, improved slot product and more focused marketing programs.  We also added 54 new slot machines to our gaming floor bringing the total number of machines to 1,088 from 1.034 in the second quarter of 2002.  The win per machine per day increased to $241 in 2003 from $236 in 2002.  Food, beverage and other revenues for the six months ended June 30, 2003 increased by $0.3 million, or 7.0%, to $4.6 million in 2003 from $4.3 million in 2002 as a result of Dockers Grill opening this year and increased casino beverage service this year.

Total operating expenses for the six months ended June 30, 2003 increased by $0.9 million, or 2.2%, to $42.3 million in 2003 from $41.4 million in 2002.  Gaming expenses increased by $0.8 million, or 2.7%, due to the tax effect of the increased gaming revenues and increases to player marketing and giveaway costs.  Other operating expenses increased by approximately $0.1 million, including general and administrative expenses and depreciation and amortization expenses.  Income from operations increased by $2.1 million or 19.1% to $13.0 million in 2003 from $10.9 million in 2002.

Casino Magic-Bay St. Louis

Revenues for the six months ended June 30, 2003 increased by $6.2 million, or 13.1%, to $53.2 million in 2003 from $47.0 million in 2002.  Gaming revenues for the six months ended June30, 2003 increased by $4.5 million, or 10.7%, to $46.1 million in 2003 from $41.6 million in 2002.  The primary reason for the increase in gaming revenues over prior year is the impact of the new 291 room Bay Tower Hotel, which was opened in June 2002.  In addition, we had several successful promotions during the second quarter of 2003, including several sold-out performances and functions.  Slot coin-in for the six months ended June 30, 2003 increased $60.2 million, or 11.4%, to $588.3 million in 2003 from $528.1 million in 2002.  Table drop increased by $0.6 million, or 1.8%, to $35.0 million in 2003 from $35.6 million in 2002.  Hotel, food and beverage and other revenue for the six months ended June 30, 2003 increased by a combined $1.7 million, or 31.8%, to $7.1 million in 2003 from $5.4 million in 2002.  The main reason for this increase was the June 2002 opening of the Bay Tower Hotel and a new restaurant.

Total operating expenses for the six months ended June 30, 2003 increased by $5.3 million, or 12.9%, to $46.5 million in 2003 from $41.2 million in 2002.  Gaming and related expenses (including marketing expense) for the six months ended June 30, 2003 increased by $2.3 million, or 9.7%, to $26.2 million in 2003 from $23.9 million in 2002.  Gaming taxes on the additional $4.5 million of casino revenue accounted for $0.6 million of the increased gaming expenses.  Increased marketing expenditures, primarily entertainment expenses, and expenses relating to giveaways, and VIP function-related expenses accounted for the majority of the balance of increased gaming and related costs.  Non-gaming expenses for the six months ended June 30, 2003 increased by $1.3 million, or 31.1%, to $5.6 million in 2003 from $4.3 million in 2002, due to the additional costs associated with operating the new hotel, restaurant, spa and convention facilities.  Administrative expenses for the six months ended June 30, 2003 increased by $0.4 million, or 4.4%, to $9.5 million in 2003 from $9.1 million in 2002.  Last year, administrative expenses included $1.2 million in pre-opening expenses for the new hotel complex.  Depreciation and amortization expense was $1.0 million higher as a result of the completion of $22.5 million of capital projects in 2002.  Income from operations increased by $0.8 million, or 14.4%, to $6.7 million in 2003 from $5.9 million in 2002.

Boomtown Biloxi

Revenues for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, decreased by $0.7 million, or 1.8%, to $37.5 million from $38.2 million.  Gaming revenues for the six months ended June 30, 2003 increased $0.4 million, or 1.0%, to $33.3 million in 2003 from $33.7 million in 2002.  This variance is attributable to marketing programs being adjusted to focus on more profitable customers with higher margins.  Food and beverage revenues for the six months ended June 30, 2003 decreased by $0.3 million, or 8.5%, to $3.2 million in 2003 from $3.5 million in 2002. Food and beverage revenues decreased due to increased competition and a change in marketing strategy to an emphasis on customers rather than consumers.  Other revenues of $1.0 million, primarily related to family fun center and gift shop sales, were approximately the same as last year.

Total operating expenses for the six months ended June 30, 2003 decreased by $1.0 million, or 2.7%, to $31.8 million in 2003 from $32.8 million in 2002.  Gaming expenses for the six months ended June 30, 2003 decreased by $1.2 million, or 7.1%, to $15.2 million in 2003 from $16.4 million in 2002.  This is primarily due to lower slot participation costs.  Food and beverage expenses for the six months ended June 30, 2003 decreased by $0.2 million to $3.5 million from $3.7 million in 2002.  Administrative expenses for the six months ended June 30, 2003 increased by $0.4 million, or 3.6%, to $10.0 million in 2003 from $9.6 million in 2002.  This is primarily due to an increase in property and liability insurance.  Income from operations increased by $0.3 million, or 6.2%, to $5.7 million in 2003 from $5.4 million in 2002.

Bullwhackers

The acquisition of Bullwhackers was completed on April 25, 2002.  Comparisons of a six-month period in 2003 to a two-month period in 2002 would not be meaningful and are not discussed.  For the six months ended June 30, 2003, Bullwhackers had revenues of $12.6 million consisting mainly of gaming revenue from slot machines, operating expenses of $11.8 million and income from operations of $0.8 million for the period.

The property did not do as well as expected due to an interior renovation project that was suppose to be completed in the first quarter lasting well into the second quarter.  The project required the closing of gaming areas while construction was going on, reductions in the number of slot machines available for play and constant movement of machines to newly renovated areas. The disruptions to our customers resulted in lost slot play.  A major benefit to the renovations was the opening of “Penny Heaven™” in the mezzanine of Bullwhackers Casino.  “Penny Heaven” contains 93 penny slot machines, which is the largest number of penny games in the Blackhawk market, and is very popular with our guests.  In addition, the new games are TITO ready which should result in future cost savings.  During the first quarter, we had 28 days of inclement weather that closed or partially closed the casino and road construction on the main highway into Blackhawk that had an affect on revenue.  The management team is also reviewing staffing schedules to ensure that staffing matches business levels more closely.

Casino Rama

Management service fees earned under the Casino Rama Management Contract for the six months ended June 30, 2003 increased by $0.8 million, or 15.5%, to $5.9 million from $5.1 million in 2002.    The increase in fees earned was a result of successful marketing programs that focused on trip frequency, recent visits and the entertainment center at Casino Rama that resulted in increased property revenues.  Revenue at Casino Rama also increased due to opening of a hotel in June 2002.

Pennsylvania Racing Operations

Revenues for the six months ended June 30, 2003 decreased by $2.2 million, or 4.1%, to $51.1 million in 2003 from $53.3 million in 2002. Restrictions placed on telephone and internet wagering account activity by various state gaming regulations resulted in call center revenue declining by $0.5 million in 2003 compared to 2002.  Nine live race days at Penn National Race Course and one live race day at Pocono Downs were cancelled in 2003 due to adverse weather conditions and many others were affected in both attendance and wagering whereas in 2002 there were no cancellations.  As a result, wagering at our facilities for the period decreased by $5.9 million, or 2.8%, to $197.8 in 2003 from $203.7 in 2002 and attendance decreased by 7.8% compared to last year.  The weather conditions also affected our export simulcast revenue as wagering on our export signals fell $11.2 million, or 10.4% to $96.3 million in 2003 from $107.5 million in 2002.

Operating expenses for the six months ended June 30, 2003 decreased by $1.6 million, or 3.3%, to $45.6 million in 2003 from $47.2 million in 2002.  The majority of this decrease is related to lower revenues, which decreased the associated direct costs of purses, simulcast and pari-mutuel tax expenses.  Income from operations decreased by $0.6 million or 10.3% to $5.4 million in 2003 from $6.0 million in 2002.

Hollywood Casino Corporation

The acquisition of Hollywood Casino Corporation was completed on March 3, 2003, but for accounting purposes was effective as of March 1, 2003.  For the period from March 1, 2003 to June 30, 2003, the Hollywood Casino facilities in Aurora, Tunica and Shreveport had net revenues of $179.9 million consisting mainly of gaming revenues.  Operating expenses totaled $149.1 million and consisted of gaming expense ($87.1 million), food, beverage and other expenses ($23.4 million), general and administrative expenses ($29.9 million) and depreciation and amortization ($8.6 million). Income from operations for the six months ended June 30, 2003 was $30.8 million.

New Jersey Joint Venture

We have an investment in Pennwood Racing, Inc., which operates Freehold Raceway in New Jersey. Our 50% share of Pennwood’s net income was $1.3 million for the six months ended June 30, 2003, and 2002, and was recorded as other income on the income statement.  Freehold Raceway ran six fewer live race days in 2003 compared to 2002 and experienced declines in live racing handle, simulcast wagering and attendance at the facility.  The decrease in the racing revenues were offset by an increase in revenue from the Atlantic City casinos, a decrease in the state racing commission program costs allocated to the tracks and a decrease in direct racing expenses.

Corporate Overhead Expenses

Corporate overhead expenses for the six months ending June 30, 2003 increased by $2.1 million, or 28.3%, to $9.7 million in 2003 from $7.6 million in 2002.  During the period, we incurred expenses of approximately $0.6 million for Pennsylvania slot legislation, $0.7 million for Hollywood Casino corporate overhead expenses and $0.8 million for additional staffing and office expense in Wyomissing compared to 2002.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $74.8 million for the six months ended June 30, 2003.  This consisted of net income of $28.7 million, non-cash reconciling items of $40.0 million and net increases in current liability accounts along with net decreases in current asset accounts of $6.1 million, net of assets and liabilities acquired in the Hollywood Casino acquisition.

Cash flows used in investing activities totaled $296.1 million for the six months ended June 30, 2003.  Expenditures for property, plant, and equipment totaled $32.5 million.  This primarily consisted of $15.0 million on the Charles Town Phase II project, $7.5 million on Bullwhackers renovations, and $9.4 million for maintenance capital expenditures.  Payments made to terminate an interest rate swap contract totaled $1.9 million.  Proceeds from the sale of property and equipment were $0.5 million.  The aggregate purchase price for the Hollywood Casino acquisition, net of cash acquired was $264.1 million.  Cash in escrow decreased by $1.0 million as a result of closing on the Bullwhackers land lease.  Proceeds from New Jersey joint venture distribution were $.8 million.

Cash flows from financing activities provided net cash flow of $260.1 million for the six months ended June 30, 2003.    Proceeds from the exercise of stock options totaled $1.4 million.  Aggregate proceeds from the $800 million credit facility were $700 million.  Payment on long-term debt totaled $422.2 million, which consisted of a $62.2 million payment on the $800 million credit facility and a $360 million payment for the early extinguishment of the Hollywood Casino Corporation senior secured notes.  Net payments for deferred financing fees were $19.0 million.

Capital Expenditures

The following table summarizes our planned capital expenditures, other than maintenance capital expenditures, by property for the fiscal year ended December 31, 2003 (in thousands):

	Year Ending December 31, 2003	Expenditures Through June 30, 2003	Balance To Expend
Property
Charles Town Entertainment Complex	$24,000	$14,987	$9,013
Boomtown Biloxi	24,000	299	23,701
Bullwhackers Casino	10,000	7,454	2,546
Corporate	600	291	309
Totals	$58,600	$23,031	$35,569

The Charles Town facility added 38,300 square feet of gaming space, which houses 723 additional slot machines, expands the food court and provides space for an entertainment facility.  Cost of the construction and related activities was estimated at $24.0 million, of which we have contracts in the amount of $6 million still remaining at June 30, 2003.  The additional gaming space was  opened to the public on July 1, 2003.  There is still work to complete in the food court area and entertainment facility during the third quarter of 2003.

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

In 2002, we began refurbishing the Bullwhackers facade and interior.  We expect to spend an additional $4.0 million, which includes the purchase of $1.0 million of slot machines and related equipment, in 2003 on this project.  As of June 30, 2003, we have completed the purchase of the slot machines and opened “Penny Heaven” in the mezzanine of the Bullwhackers Casino.  Renovations are continuing in other areas of the facility.  This project is scheduled for completion in the third quarter of 2003.  On April 24, 2003, we completed the purchase of the land lease for Bullwhackers Casinos for $6.1 million including closing costs.  The purchase will save approximately $1 million per year in rent expense based on current operating performance.

In 2003, we are expanding our corporate offices to provide additional workstation and office space due to increased personnel.  The first portion of this project was completed in the second quarter of 2003.

For 2003, we expect to expend approximately $30 million for maintenance capital expenditures at our properties, including the Hollywood Casino properties.  As of June 30, 2003 we have spent $9.4 million of the $30 million budgeted.

We expect to use cash generated from operations and cash available under the revolver portion of our senior secured credit facility to fund our anticipated capital expenditure and maintenance capital expenditures in 2003.  See “Outlook” below.

Senior Secured Credit Facility

On March 3, 2003, we entered into a $800 million senior secured credit facility with a syndicate of lenders that replaced our $350 million credit facility.

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

At the our option, the revolving and the Term A credit facilities may bear interest at (1) the highest of ½ of 1% in excess of the federal funds effective rate or the base rate of interest that the Administrative Agent announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 3.25%, in either case, with the applicable rate based on the Company’s total leverage.  The Term B credit facility may bear interest at (1) the highest of ½ of 1% in excess of the federal funds effective rate or the base rate of interest that the Administrative Agent announces from time to time as its prime lending rate plus an applicable margin of up to 3.00%, or (2) a rate tied to a eurodollar rate plus an applicable margin up to 4.00%, in either case, with the applicable rate based on the Company’s total leverage.

At June 30, 2003, we had an outstanding balance of $638.0 million on term loans A and B and $92.6 million to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $7.4 million.

The terms of the Company’s $800 million senior secured credit facility require the Company to satisfy certain financial covenants, such as leverage and fixed charges coverage ratios, and limitations on indebtedness, liens, investments and capital expenditures. At June 30, 2003, we were in compliance with all required financial covenants.

11 1/8% Senior Subordinated Notes due 2008

On March 12, 2001, we completed a private offering of $200 million of our 11 1/8% senior subordinated notes due 2008. The net proceeds of the 11 1/8% notes were used, in part, to finance our acquisition of Casino Rouge and the Casino Rama Management Contract, including the repayment of certain existing indebtedness at Casino Rouge.  Interest on the 11 1/8% notes is payable on March 1 and September 1 of each year.

The 11 1/8% notes mature on March 1, 2008. As of June 30, 2003, all of the principal amount of the 11 1/8% notes is outstanding.

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

8 7/8% Senior Subordinated Notes due 2010

On February 28, 2002, we completed a public offering of $175,000,000 of our 8 7/8% senior subordinated notes due 2010. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2002. The 8 7/8% notes mature on March 15, 2010. As of June 30, 2003, all of the principal amount of the 8 7/8% notes is outstanding.  We used the net proceeds from the offering, totaling approximately $170.1 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under the $350 million credit facility.

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

On March 14, 2003, the Hollywood Casino Shreveport and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Shreveport Notes that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Shreveport Notes or an event of default will have occurred under the indentures.  Neither Hollywood Casino Shreveport nor Shreveport Capital Corporation made an offer to purchase the Hollywood Shreveport Notes and an event of default occurred under the indentures on May 13, 2003.  There can be no assurance that the holders of the Hollywood Shreveport Notes will not pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Further, any action on the part of the noteholders may require the Shreveport Entities to seek the protection of the bankruptcy laws or other similar remedies.  On August 1, 2003, interest payments of $12.3 million became due on the Hollywood Shreveport Notes.    The managing general partner of Hollywood Casino Shreveport did not make that payment.

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

Hollywood Casino-Aurora Capital Leases

Hollywood Casino-Aurora (“HCA”) leases two parking garages under capital lease agreements.  The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years.  Rental payments through June 2012 equal the City of Aurora’s financing costs related to its general obligation bond issue used to finance the construction of the parking garage.  The general obligation bond issue has an annual interest rate to approximately 5.6%.  The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years.  Rental payments during the first 15 years equal the lessor’s debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage.  The remaining construction costs were funded by HCA.   In addition, HCA currently pays base rent equal to $17,000 per month for improvements made to the lessor’s North Island Center banquet and meeting facilities.  HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.  At June 30, 2003, HCA had a long-term capital lease obligation of $16.3 million.

Commitments and Contingencies

—Contractual Cash Obligations

As discussed above, we completed our purchase of Hollywood Casino and refinanced our senior secured credit facility.  As of August 8, 2003, there was no indebtedness outstanding under the credit facility and there was approximately $92.6 million available for borrowing under the revolving credit portion of the credit facility (after giving effect to outstanding letters of credit).  The following table is as of June 30, 2003 and reflects our new senior secured credit facility:

		Payments Due By Period
(in thousands)	Total	July 1, 2003 to December 31, 2003	2004 - 2005	2006 - 2007	2008 and After

$ 800 million senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company
Term A	$40,240	$4,236	$16,943	$19,061	$—
Term B	597,760	2,996	11,984	582,780	—
Hollywood Casino Corporation
11.25% senior secured notes, due 2007
Floating rate senior secured notes, due 2006
Hollywood Shreveport non-recourse debt
13% Shreveport First Mortgage Notes and 13% Shreveport Senior Secured Notes	189,000	—	—	189,000	—
Interest	86,400	12,342	49,372	24,686	—

11 1/8% senior subordinated notes due 2008 (1)
Principal	200,000	—	—	—	200,000
Interest	111,250	11,125	44,500	44,500	11,125
8 7/8% senior subordinated notes due 2010 (2)
Principal	175,000	—	—	—	175,000
Interest	108,720	7,766	31,063	31,063	38,828
Operating leases	22,520	2,812	6,845	3,638	9,225
Total	$1,530,890	$41,277	$160,707	$894,728	$434,178

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

—Other Commercial Commitments

The following table presents our material commercial commitments as of June 30, 2003 for the following future periods:

		Amount of Commitment Expiration Per Period
(in thousands)	Total Amounts Committed	2003	2004 - 2005	2006 - 2007	2008 and After

Revolving Credit Facility (1)	$—	$—	$—	$—	$—
Letters of Credit (1)	7,414	7,414	—	—	—
Guarantees of New Jersey Joint Venture Obligations (2)	9,199	383	8,816	—	—
Total	$16,613	$7,797	$8,816	$—	$—

(1)          The available balance under the revolving portion of the $100 million senior secured credit facility is diminished by outstanding letters of credit.

(2)          In connection with our 50% ownership interest in Pennwood Racing, our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood’s lender to guarantee up to 50% of Pennwood’s $23.0 million term loan. Our obligation as of June 30, 2003 under this guarantee is approximately $9.2 million.

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

We have a policy designed to manage interest rate risk associated with our current and anticipated future borrowings.  This policy enables us to use any combination of interest rate swaps, futures, options, caps and similar instruments.  To the extent we employ such financial instruments pursuant to this policy, they are accounted for as hedging instruments.  In order to qualify for hedge accounting, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to the market in fluctuations throughout the hedge period.  If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change.  Interest paid or received pursuant to the financial instrument is included as interest expense in the period.

On March 27, 2003, we entered into forward interest rate swap agreements with a total notional amount of $375.0 million in accordance with the terms of the $800 million senior secured credit facility.  There are three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005.  Under these contracts, we pay a fixed rate of 1.92% against a variable rate based on the 90-day LIBOR rate.  We also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006.  Under these contracts, we pay a fixed rate of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate.  The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument.  At June 30, 2003, the 90-day LIBOR rate was 1.00%.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2003, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in “Note 11. Litigation” in the Notes to Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As discussed in Note 9 of the Notes to Consolidated Financial Statements and the Liquidity and Capital Resources Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, following the March 3, 2003 consummation of the merger of our wholly-owned subsidiary with and into Hollywood Casino Corporation, Hollywood Casino Shreveport and Shreveport Capital Corporation were required under the indentures governing the Hollywood Shreveport Notes, of which there were aggregate of $189 million outstanding, to make an offer to purchase the Hollywood Shreveport Notes.  On March 14, 2003, the Hollywood Casino Shreveport and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Shreveport Notes that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Shreveport Notes or an event of default will have occurred under the indentures.  Neither Hollywood Casino Shreveport nor Shreveport Capital Corporation made a Change of Control offer to purchase the Hollywood Shreveport Notes within the 60 days.  There can be no assurance that the holders of the Hollywood Shreveport Notes will not pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Further, any action on the part of the noteholders may require the Shreveport Entities to seek the protection of the bankruptcy laws or other similar remedies.  On August 1, 2003, interest payments of $12.3 million became due on the Hollywood Shreveport Notes.  The managing general partner of Hollywood Casino Shreveport did not make that payment.

The Hollywood Shreveport Notes are non-recourse to Penn and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCSII, Inc. and HWCC-Louisiana, Inc.) and are secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

ITEM 4.  SUMMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  Our Annual Meeting of Shareholders was held on May 22, 2003.

(b)                                 David A. Handler and John M. Lacquemin were elected at the Meeting.  The following directors’ terms continued after the meeting:  Peter Carlinio, Harold Cramer and Robert Levy.

(c)                                  Certain matters voted upon at the Meeting and the votes cast with respect to such matters are as follows:

(i)                                                             Election of Directors:

Name	Votes For	Votes Witheld
David A. Handler	28,068,761	10,151,357
John M. Jacquemin	28,072,493	10,147,625

(ii)                                                          Ratification of the appointment of BDO Seidman, LLP, as independent auditors of our books, records and accounts for the year ending December 31, 2003:\

Votes For	Votes Against	Abstain
28,517,408	9,696,876	5,834

(iii)                                                       Approval of our 2003 Long Term Incentive Compensation Plan:

Votes For	Votes Against	Abstain
18,389,832	12,758,391	1,288,110

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit		Description of Exhibit

3.5		Amended and Restated Bylaws of Penn National Gaming, Inc., Effective as of May 22, 2003.

3.6		Specimen – Common Stock Certificate of Penn National Gaming, Inc.

10.1		Employment agreement dated June 10, 2003 between the Company and Leonard DeAngelo

31.1		CEO Certification pursuant to rule 13a-14(a And 15d-14(a of the Securities Exchange Act of 1934)

31.2		CFO Certification pursuant to rule 13a-14(a And 15d-14(a of the Securities Exchange Act of 1934)

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

Report	Item(s) No.	Date of Report	Date Filed or Furnished
Form 8-K	7 and 9	May 1, 2003	Furnished May 1, 2003
Form 8-K/A	2 and 7	March 3, 2003	Filed May 12, 2003
Form 8-K	5	May 14, 2003	Filed May 14, 2003
Form 8-K	9	June 10, 2003	Furnished June 12, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.

August 13, 2003	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer