Form 10-Q
period 2003-09-30
PENN NATIONAL GAMING INC
filed 2003-11-14
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of November 7, 2003
Common Stock, par value $.01 per share	39,624,784

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

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheet
(In thousands, except share and per share data)

	December 31, 2002	September 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,121	$82,550
Receivables	19,418	26,379
Prepaid income taxes	6,415	—
Prepaid expenses and other current assets	9,080	29,478
Deferred income taxes	4,405	31,610
Total current assets	94,439	170,017

Net property and equipment, at cost	450,886	748,913

Other assets:
Investment in and advances to unconsolidated affiliate	16,152	16,995
Excess of cost over fair market value of net assets acquired	160,506	625,750
Management service contract (net of amortization of $4,206 and $6,091, respectively)	21,539	19,655
Deferred financing costs, net	10,463	28,906
Deferred income taxes, non-current	—	18,193
Miscellaneous	11,495	12,274
Total other assets	220,155	721,773
	$765,480	$1,640,703
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$18	$10,043
Accounts payable	19,450	30,372
Accrued Liabilities:
Expenses	21,973	39,396
Interest	18,041	25,013
Salaries and wages	17,351	26,570
Gaming, pari-mutuel, property and other taxes	9,282	23,275
Income taxes payable	—	15,656
Other current liabilities	6,867	8,369
Total current liabilities	92,982	178,694

Long term liabilities:
Long-term debt, net of current maturities	375,000	1,108,792
Deferred income taxes	50,498	58,801
Other non-current liabilities	—	377
Total long-term liabilities	425,498	1,167,970

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; shares issued 40,033,684 and 40,450,434, respectively	403	408
Treasury stock, at cost 849,400 shares	(2,379)	(2,379)
Additional paid-in capital	154,049	158,136
Retained earnings	96,584	138,873
Accumulated other comprehensive loss	(1,657)	(999)
Total shareholders’ equity	247,000	294,039
	$765,480	$1,640,703

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Revenues
Gaming	$363,844	$723,522
Racing	88,343	83,800
Management service fee	8,513	9,869
Food, beverage and other revenue	51,775	101,973
Gross revenues	512,475	919,164
Less: Promotional allowances.	(20,637)	(53,116)
Net revenues	491,838	866,048

Operating Expenses
Gaming	206,020	390,914
Racing	64,607	61,375
Food, beverage and other expenses	30,616	74,273
General and administrative	85,289	149,567
Depreciation and amortization	25,725	48,629
Total operating expenses	412,257	724,758

Income from operations	79,581	141,290

Other income (expenses)
Interest expense	(31,378)	(71,948)
Interest income	1,223	1,352
Earnings from joint venture	1,761	1,632
Other	(78)	(2,138)
Loss on change in fair values of interest rate swaps	(5,411)	(527)
Loss on early extinguishment of debt	(7,924)	(1,310)
Total other expenses	(41,807)	(72,939)

Income before income taxes	37,774	68,351
Taxes on income	14,536	26,062
Net income	$23,238	$42,289

Per share data
Basic
Net income	$.62	$1.07

Diluted
Net income	$.60	$1.04

Weighted shares outstanding
Basic	37,304	39,408
Diluted	38,672	40,525

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2002	2003
Revenues
Gaming	$130,825	$266,663
Racing	29,203	27,421
Management service fee	3,436	4,005
Food, beverage and other revenue	17,928	39,486
Gross revenues	181,392	337,575
Less: Promotional allowances.	(6,988)	(21,453)
Net revenues	174,404	316,122

Operating Expenses
Gaming	75,567	143,502
Racing	21,556	20,454
Food, beverage and other expenses	10,319	29,065
General and administrative	29,594	54,986
Depreciation and amortization	9,271	18,480
Total operating expenses	146,307	266,487

Income from operations	28,097	49,635

Other income (expenses)
Interest expense	(10,631)	(27,710)
Interest income	372	435
Earnings from joint venture	437	327
Other	25	(696)
Loss on change in fair values of interest rate swaps	(2,396)	—
Total other expenses	(12,193)	(27,644)

Income before income taxes	15,904	21,991
Taxes on income	5,968	8,373
Net income	$9,936	$13,618

Per share data
Basic	$.25	$.35

Diluted	$.25	$.34

Weighted shares outstanding
Basic	39,115	39,214
Diluted	40,225	40,388

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Unaudited)
(In thousands, except share data)

			Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income

	Common Stock
	Shares	Amount

Balance, December 31, 2002	40,033,684	$403	$(2,379)	$154,049	$96,584	$(1,657)	$247,000
Exercise of stock options including tax benefit of $2,338	416,750	5	—	4,087	—	—	4,092
Change in fair value of interest rate swap contracts, net of income tax benefit of $486	—	—	—	—	—	(793)	(793)	(793)
Amortization of interest rate swap agreement, net of income taxes of $625	—	—	—	—	—	1,161	1,161	—
Foreign currency translation adjustment	—	—	—	—	—	290	290	290
Net income for the period	—	—	—	—	42,289	—	42,289	42,289
Balance, September 30, 2003	40,450,434	$408	$(2,379)	$158,136	$138,873	$(999)	$294,039	$41,786

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities
Net income	$23,238	$42,289
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,725	48,629
Amortization of deferred financing costs charged to interest expense	1,559	3,825
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense	869	1,161
Loss on disposal of fixed assets	684	1,712
Earnings from joint venture	(1,761)	(1,632)
Loss relating to early extinguishment of debt	5,906	1310
Deferred income taxes	2,309	5,761
Accelerated vesting of stock options	434	—
Tax benefit from stock options exercised	3,414	2,338
Loss on change in value of interest rate swap contracts	5,411	527
Decrease (increase), net of businesses acquired in:
Receivables	1,406	(586)
Prepaid expenses and other current assets	(2,533)	(10,642)
Miscellaneous other assets	(1,750)	11,117
Increase (decrease), net of businesses acquired in:
Accounts payable	525	(1,285)
Accrued liabilities	637	(14,669)
Gaming, pari-mutuel, property and other taxes	1,144	911
Income taxes payable	1,393	15,656
Other current and non-current liabilities	(515)	(3,802)
Net cash provided by operating activities	68,095	109,035

Cash flows from investing activities
Expenditures for property and equipment	(83,635)	(47,540)
Payments to terminate interest rate swap contract	(2,538)	(1,902)
Proceeds from sale of property and equipment	247	663
Acquisition of business, net of cash acquired	(7,114)	(264,081)
Cash in escrow	470	1,000
Distributions from joint venture	—	790
Net cash (used) in investing activities	(92,570)	(311,070)

Cash flows from financing activities
Proceeds from exercise of options and warrants	10,451	1,755
Proceeds from sale of common stock	96,041	—
Proceeds from credit facility	187,002	700,000
Principal payments on long-term debt	(258,891)	(453,554)
(Increase) in unamortized financing cost	(3,267)	(19,027)
Net cash provided by financing activities	31,336	229,174
Effect of exchange rate fluctuations on cash	12	290
Net increase in cash and cash equivalents	6,873	27,429
Cash and cash equivalents, at beginning of period	38,378	55,121
Cash and cash equivalents, at end of period	$45,251	$82,550

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations for the three and nine month periods ended September 30, 2002 and 2003. The results of operations experienced for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be experienced for the fiscal year ending December 31, 2003.

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

3.                                      Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net of gaming wins less losses.  Net revenues exclude the retail value of complimentary rooms, and food and beverage furnished gratuitously to customers.  These amounts, which are included in promotional allowances, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)

Rooms	$426	$3,359	$1,280	$7,635
Food and beverage	6,001	15,778	17,599	40,707
Other	561	2,316	1,758	4,774
Total promotional allowances	$6,988	$21,453	$20,637	$53,116

The estimated cost of providing such complimentary services, which is included in gaming expenses, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)

Rooms	$293	$2,490	$827	$5,736
Food and beverage	3,322	12,208	9,608	30,553
Other	376	1,775	1,064	3,696
Total cost of complimentary services	$3,991	$16,473	$11,499	$39,985

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

4.                                      Earnings Per Share

The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share are set forth in the table below.  For the three and nine month periods ended September 30, 2002 and 2003, the effect of all outstanding stock options have been included in the calculation of diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)

Weighted average number of shares outstanding–Basic earnings per share	39,115	39,214	37,304	39,408
Dilutive effect of stock options	1,110	1,174	1,368	1,117
Weighted average number of shares outstanding–Diluted earnings per share	40,225	40,388	38,672	40,525

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

The Company accounts for the plan under the recognition and measurement principles of APB 25 and related Interpretations.  No stock-based employee compensation cost is reflected in net income for options granted since all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  However, there are situations that may occur, such as the accelerated vesting of options that require a current charge to income.  The following table illustrates the affect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)

Net income, as reported	$9,936	$13,618	$23,238	$42,289
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	434	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	448	769	1,226	2,233
Pro forma net income	$9,488	$12,849	$22,446	$40,056

Earnings per share:
Basic-as reported	$.25	$.35	$.62	$1.07
Basic-pro forma	$.24	$.33	$.60	$1.02
Diluted-as reported	$.25	$.34	$.60	$1.04
Diluted-pro forma	$.24	$.32	$.58	$.99

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Nine months ended September 30,	2002	2003
Risk-free interest rate	3.0%	3.0%
Volatility	59.0%	43.0%
Dividend yield	0.0%	0.0%
Expected life (years)	5	6

The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts.  SFAS 123 does not apply to awards prior to 1995.  Additional awards in future years are anticipated.

At the annual meeting of shareholders held on May 22, 2003, the shareholders adopted and approved the 2003 Long Term Incentive Compensation Plan.  The plan was effective June 1, 2003.

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

7.                                      Property and Equipment

Property and equipment consist of the following:

	December 31, 2002	September 30, 2003
	(In thousands)

Land and improvements	$88,885	$123,216
Building and improvements	289,782	528,115
Furniture, fixtures, and equipment	143,760	209,120
Transportation equipment	1,127	1,171
Leasehold improvements	14,657	15,989
Construction in progress	3,880	6,030
Total property and equipment	542,091	883,641
Less: accumulated depreciation and amortization	91,205	134,728
Property and equipment, net	$450,886	$748,913

Interest capitalized in connection with major construction projects was $1.6 million and $.3 million for the year ended December 31, 2002 and for the nine months ended September 30, 2003, respectively.  Depreciation and amortization expense, for property and equipment, totaled $23.8 million and $46.7 million for the nine months ended September 30, 2002 and September 30, 2003, respectively.

8.                                      Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2002	2003
	(In thousands)
Cash payments of interest	$38,387	$74,735
Cash payments of income taxes	8,732	—

Acquisitions: Bullwhackers(2002) and Hollywood Casino Corporation Acquisition 2003
Cash Paid	7,114	397,948
Fair value of assets acquired, including cash acquired of $133,867 in 2003	7,114	976,245
Fair value of liabilities assumed	—	578,297

9.                                      Long-term Debt

Long-term debt is as follows:

	December 31, 2002	September 30, 2003
	(In thousands)
$ 800 million senior secured credit facility	$—	$607,384
$ 200 million 11 1/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	200,000	200,000
$ 175 million 8 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	175,000	175,000
Hollywood Casino Shreveport non-recourse debt
13% Shreveport First Mortgage Notes	—	150,000
13% Shreveport Senior Secured Notes, including bond premium of $743	—	39,743
Less: Bond valuation allowance	—	(69,544)
Capital leases	—	16,246
Other notes payable	18	6
	375,018	1,118,835
Less: current maturities	18	10,043
	$375,000	$1,108,792

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2003 (in thousands):

2003 (3 months)	$2,946
2004	10,101
2005	10,247
2006	130,575
2007	581,963
2008	205,270
Thereafter	177,733
Total minimum payments	$1,118,835

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

On September 30, 2003, the Company made an optional prepayment of $27 million toward its $800 million senior secured credit facility.  Based on the Company’s consolidated EBITDA (as defined in the credit agreement) for the 12 months ended September 30, 2003, the payment triggered a reduction of the interest rate margin on the Term A portion of the credit facility by 0.25% and a reduction of the interest rate margin on the Term B portion of the credit facility by 0.5%.  The reductions of the interest rate margins became effective on October 23, 2003.

At September 30, 2003, the Company had an outstanding balance of  $607.4 million on term loans A and B and $92.6 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $7.2 million.

The terms of the Company’s $800 million senior secured credit facility require the Company to satisfy certain financial covenants, including, but not limited to, leverage and fixed charges coverage ratios, and limitations on indebtedness, liens, investments and capital expenditures. At September 30, 2003, the Company was in compliance with all required financial covenants.

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

Hollywood Casino - Aurora Capital Leases

Hollywood Casino-Aurora (“HCA”) leases two parking garages under capital lease agreements.  The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years.  Rental payments through January 2012 equal the City of Aurora’s financing costs related to its general obligation bond issue used to finance the construction of the parking garage.  The general obligation bond issue has an annual interest rate of approximately 5.6%.  The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years.  Rental payments during the first 15 years equal the lessor’s debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage.  The remaining construction costs were funded by HCA.  In addition, HCA currently pays base rent equal to $17,000 per month for improvements made to the lessor’s North Island Center banquet and meeting facilities.  HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.  At September 30, 2003, HCA had a long-term capital lease obligation of $16.0 million.

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

The Hollywood Shreveport Notes are non-recourse to Penn and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc., collectively the “Shreveport Entities”) and are secured by substantially all of the assets of the casino, the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

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

On March 27, 2003, the Company entered into interest rate swap agreements with a total notional amount of $375.0 million in accordance with the terms of the $800 million senior secured credit facility.  There are three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005.  Under these contracts, the Company pays a fixed rate of 1.92% and receives a variable rate based on the 90-day LIBOR rate.  The Company also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006.  Under these contracts, the Company pays fixed rates of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate.  The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as reduction of, or addition to, interest expense as incurred over the life of the swap.  At September 30, 2003, the 90-day LIBOR rate was 1.14%.

The Company accounts for interest rate swaps as cash flow hedges whereby the fair value of the interest rate swap is reflected in other current liabilities in the accompanying consolidated balance sheet with the offset, net of income taxes and any hedge ineffectiveness, recorded as accumulated other comprehensive loss.  The fair value of the interest rate swaps were not material as of September 30, 2003.  Amounts in accumulated other comprehensive income are amortized as a yield adjustment of interest expense over the term of the related swaps, the term of the related hedge.  Such amounts were not material during the year ended December 31, 2002 and the three month and nine month periods ended September 30, 2003.  Over the next nine months, approximately $437,000, related to interest rate swaps existing at January 1, 2003, will be reclassified to income.

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

The table below presents information about reported segments (in thousands):

	Gaming(1)	Racing	Eliminations		Total
As of and for the Nine Months Ended September 30, 2003
Revenue	$791,870	$75,440	$(1,262	)(2)	$866,048
Income from operations	133,290	8,000	—		141,290
Depreciation and Amortization	46,044	2,585	—		48,629
Total Assets	2,716,156	97,889	(1,173,342	)(3)	1,640,703

As of and for the Nine Months Ended September 30, 2002
Revenue	$413,920	$79,339	$(1,421	)(2)	$491,838
Income from operations	70,550	9,031	—		79,581
Depreciation and Amortization	23,067	2,658	—		25,725
Total Assets	1,186,839	98,280	(532,250	)(3)	752,869

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

In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against the Company in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking a declaratory judgment that the plaintiff is entitled to terminate the lease and/or void the Company’s option to renew the lease due to certain alleged defaults by the Company or its predecessors-in-interest.  The current term of the Company’s lease expires in January 2004 and the Company has exercised its automatic right to renew for an additional five year term (which, as previously noted is being contested by the landlord.  In September 2003 the court granted the Company a partial motion for summary judgment.  Further litigation on the remaining issues is anticipated.

In October 2002, in response to the Company’s plans to relocate the river barge underlying the Boomtown Biloxi Casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi Casino conducts a portion of its dockside operations, filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease.  The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company’s request to relocate the barge.  Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved our plan to relocate the barge.  The discovery continues and a motion for judgment was filed in October 2003. A trial date has been set for April 2004.

In April 2003, Planet Hollywood (Region IV) Inc. and Planet Hollywood International, Inc. filed a lawsuit against Hollywood Casino Corporation and certain of its subsidiaries in the U.S. District Court for the Northern District of Illinois seeking a declaratory judgment (i) that Planet Hollywood should be permitted to use certain of its restaurant-related trademarks in connection with, among other things, the potential future operation of a casino, (ii) that Hollywood Casino should be barred from asserting claims that such use by Planet Hollywood would constitute infringement or unfair competition by Planet Hollywood and (iii) that certain trademark registrations owned by Hollywood Casino should be cancelled.  The trademark “Hollywood Casino” has been in use since 1993 and has been registered with the U.S. Patent and Trademark Office since 1994.  The parties have amicably resolved this matter.

In October 2003 the Company and one of its subsidiaries brought a declaratory action against Lexington Insurance Company and National Union Fire Insurance of Pittsburgh, Pennsylvania (“National Union”) in a West Virginia (“the West Virginia Action”).  The case involves a dispute over coverage for punitive damage awards for claims arising in West Virginia.  Subsequent to the filing of the West Virginia action, National Union brought an action against the company and several of its subsidiaries in a Pennsylvania court denying coverage for punitive damage awards for claims arising in West Virginia. The Company is currently a defendant in several cases in West Virginia in which punitive damages have been plead.

12.                               Subsidiary Guarantors

Under the terms of the $800 million senior secured credit facility, all of the Company’s domestic subsidiaries except for Onward Development, LLC, an inactive subsidiary, Tennessee Downs, Inc., an inactive subsidiary, HWCC-Louisiana, Inc., HWCC-Shreveport, Inc. HCS I, Inc, HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation and their respective subsidiaries, if any, (“Subsidiary Non-Guarantors”), are guarantors under the agreement.  Summarized financial information as of and for the three and nine months ended September 30, 2003 for Penn, the Subsidiary Guarantors and Subsidiary Non-guarantors is as follows:

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of September 30, 2003
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$1,146,155	$122,297	$40,510	$(1,138,945)	$170,017
Net property and equipment, at cost	1,760	634,077	113,076	—	748,913
Other assets	57,617	696,005	2,548	(34,397)	721,773
Total	$1,205,532	$1,452,379	$156,134	$(1,173,342)	$1,640,703
Current liabilities	$45,918	$95,282	$40,079	$(2,585)	$178,694
Long-term liabilities	977,933	1,205,732	122,145	(1,137,840)	1,167,970
Shareholder’s equity	181,681	151,365	(6,090)	(32,917)	294,039
Total	$1,205,532	$1,452,379	$156,134	$(1,173,342)	$1,640,703

Nine Months Ended September 30, 2003
Condensed Consolidating Statement of Income (In thousands)
Total revenues	$—	$775,559	$91,751	$(1,262)	$866,048
Total operating expenses	14,955	623,017	88,038	(1,252)	724,758
Income (loss) from operations	(14,955)	152,542	3,713	(10)	141,290
Other income (expense)	46,399	(100,602)	(18,746)	10	(72,939)
Income (loss) before income taxes (benefit)	31,444	51,940	(15,033)	—	68,351
Taxes (benefit) on income (loss)	11,894	19,290	(5,122)	—	26,062
Net income (loss)	$19,550	$32,650	$(9,911)	$—	$42,289

Three Months Ended September 30, 2003
Condensed Consolidating Statement of Income (In thousands)
Total revenues	$—	$277,149	$39,416	$(443)	$316,122
Total operating expenses	5,381	222,388	39,151	(433)	266,487
Income (loss) from operations	(5,381)	54,761	265	(10)	49,635
Other income (expense)	16,486	(36,149)	(7,991)	10	(27,644)
Income (loss) before income taxes (benefit)	11,105	18,612	(7,726)	—	21,991
Taxes (benefit) on income (loss)	4,173	6,790	(2,318)	(272)	8,373
Net income (loss)	$6,932	$11,822	$(5,408)	$272	$13,618

Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by operating activities	$(354,838)	$452,672	$11,326	$—	$109,035
Net cash used in investing activities	(234,870)	(75,948)	(252)	—	(311,070)
Net cash provided by (used in) financing activities	590,112	(360,158)	(780)	—	229,174
Effect of exchange rate fluctuations on cash	—	—	290	—	290
Net increase in cash and cash equivalents	404	16,780	10,243	—	27,429
Cash and cash equivalents at beginning of period	3,339	38,430	13,352	—	55,121
Cash and cash equivalents at end of period	$3,743	$55,210	$23,595	$—	$82,550

13.                               Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the three and nine months ended September 30, 2002 and 2003, as though the Hollywood Casino acquisition had occurred on January 1, 2002, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(In thousands)		(In thousands)
Revenues	$304,406	$316,122	$868,652	$947,295
Net income	$10,238	$13,618	$36,270	$43,773

Net income per common share
Basic	$.26	$.35	$.97	$1.11
Diluted	$.25	$.34	$.94	$1.08

Weighted shares outstanding
Basic	39,115	39,214	37,304	39,408
Diluted	40,225	40,388	38,672	40,525

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At September 30, 2003, we had a net property and equipment balance of $748.9 million, representing  45.6% of total assets.  We depreciate property and equipment on a straight-line basis over their estimated useful lives.  The estimated useful lives are based on the nature of the assets as well as our current operating strategy.  Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets.  Such an impairment loss would be recognized as a non-cash component of operating income.

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

Recent Accounting Standards

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003.  For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003.  Through September 30, 2003, Interpretation No. 46 has not had any effect on the consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

The following is a summary of the results of operations by property level for the three months ended September 30, 2002 and 2003:

	Revenues		EBITDA(1)
	2002	2003	2002	2003
Charles Town Races™	$69,267	$90,088	$18,626	$25,014
Casino Rouge	26,291	25,990	6,885	7,044
Casino Magic-Bay St. Louis	24,991	27,164	5,019	5,970
Boomtown Biloxi	18,272	18,314	3,648	3,830
Bullwhackers (2)	6,510	7,235	593	974
Casino Rama Management Contract	3,436	4,005	3,162	3,340
Pennsylvania Racing/OTWs	26,094	24,377	3,044	2,653
Hollywood Casino-Aurora (3)	—	54,481	—	18,192
Hollywood Casino-Tunica (3)	—	29,501	—	4,901
Hollywood Casino-Shreveport (3)	—	35,411	—	2,580
Earnings from Pennwood Racing, Inc (New Jersey)	—	—	437	327
Corporate eliminations (4)	(457)	(444)	—	—
Corporate overhead		—	(3,310)	(6,126)
Total	$174,404	$316,122	$38,104	$68,699

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

(4)          For intracompany transactions related to import/export simulcasting.

Reconciliation of Income From Operations (GAAP) To EBITDA (in thousands):

	Income from operations	Depreciation and Amortization	(Gain)/loss on disposal of assets	Earnings from joint venture	EBITDA
Three Months Ended September 30, 2003
Charles Town Races	$20,378	$4,553	$83	$—	$25,014
Casino Rouge	5,319	1,662	63	—	7,044
Casino Magic – Bay St. Louis	3,444	2,388	138	—	5,970
Boomtown Biloxi	2,469	1,352	9	—	3,830
Bullwhackers (1)	701	272	1	—	974
Casino Rama Management Contract	3,340	—	—	—	3,340
Pennsylvania Racing/OTWs	1,804	849	—	—	2,653
Earnings from Pennwood Racing, Inc.	—	—	—	327	327
Hollywood Casino – Aurora (2)	15,714	2,481	(3)	—	18,192
Hollywood Casino – Tunica (2)	3,184	1,740	(23)	—	4,901
Hollywood Casino – Shreveport (2)	121	2,459	—	—	2,580
Corporate overhead	(6,839)	724	(11)	—	(6,126)
Total	$49,635	$18,480	$257	$327	$68,699

Three Months Ended September 30, 2002
Charles Town Races	$15,915	$2,525	$186	$—	$18,626
Casino Rouge	5,395	1,490	—	—	6,885
Casino Magic – Bay St. Louis	2,617	2,297	105	—	5,019
Boomtown Biloxi	2,379	1,261	8	—	3,648
Bullwhackers (1)	451	143		—	594
Casino Rama Management Contract	3,162	—	—	—	3,162
Pennsylvania Racing/OTWs	2,196	848	—	—	3,044
Earnings from Pennwood Racing, Inc.		—	—	437	437
Hollywood Casino – Aurora (2)	—	—	—	—	—
Hollywood Casino – Tunica (2)	—	—	—	—	—
Hollywood Casino – Shreveport (2)	—	—	—	—	—
Corporate overhead	(4,018)	707		—	(3,311)
Total	$28,097	$9,271	$299	$437	$38,104

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

Revenues for the three months ended September 30, 2003 increased by $141.7 million, or 81.3%, to $316.1 million in 2003 from $174.4 million in 2002.  The three new Hollywood Casino facilities contributed $119.4 million of the $141.7 million increase in revenues in the third quarter.  Revenues increased at Charles Town by $20.8 million due to the addition of 746 slot machines since the second quarter of 2002. The remaining properties had a net revenue increase of approximately $1.5 million.

Operating expenses for the three months ended September 30, 2003 increased by $120.2 million, or 82.1%, to $266.5 million in 2003 from $146.3 million in 2002.  The operating expenses for the three new Hollywood Casino facilities accounted for $100.4 million of the $120.2 million increase in operating expenses in the third quarter.  Charles Town operating expenses increased by $16.3 million as a result of adding approximately 30,000 square feet of gaming space and 746 slot machines to the facility.  The remaining properties had a net increase in operating expenses of approximately $3.5 million.

Depreciation and amortization expense for the three months ended September 30, 2003 increased by $9.2 million from the corresponding period in 2002 as a result of the Hollywood Casino acquisition and capital expenditures in 2002 of $88.9 million.  The Hollywood Casino facilities had depreciation and amortization expense of $6.7 million.  At Charles Town depreciation and amortization increased by $2.1 million due to the addition of gaming space and slot machines.  The increase in depreciation and amortization of $.1 million at Casino Magic – Bay St. Louis was primarily the result of the completion of the Bay Tower Hotel project in May 2002.  The other properties accounted for the remaining $0.4 million increase.

EBITDA for the three months ended September 30, 2003 increased by $30.6 million, or 80.3%, to $68.7 million in 2003 from $38.1 million in 2002. The EBITDA contribution from the three Hollywood Casino facilities accounted for $25.7 million of the EBITDA increase, Charles Town, as a result of its expansion, since the first quarter 2002, increased its EBITDA by $6.4 million.  The other properties had a net increase in EBITDA of $1.5 million. Income from operations for the three months ended September 30, 2003 increased by $21.5 million, or 76.5%, to $49.6 million in 2003 from $28.1 million in 2002.  The Hollywood Casino properties and Charles Town, as a result of its expansion accounted for $19 million and $4.5 million of the increase in income from operations, respectively.  The other properties accounted for a $2 million increase.  Corporate expenses increased by $2.8 million due to the addition of Hollywood Casino Corporation expenses, expenditures for passage of Pennsylvania slot legislation and office expenses in Wyomissing.

Interest expense for the three months ended September 30, 2003 increased $17.1 million, or 161.3%, from the corresponding period in 2002 due primarily to additional borrowings of approximately $700 million in March 2003 to finance the Hollywood Casino acquisition and the interest expense associated with the Hollywood Casino Shreveport bond notes.

Other income and expenses for the three months ended September 30, 2003 increased by $.7 million compared to 2002.  Included in other expenses was a $.5 million write off on an option to purchase a racetrack and $.8 million for expenses incurred at Hollywood Casino Shreveport for discussions and negotiations with the noteholder group.  The remaining income was for foreign currency translation gains.

Charles Town Entertainment Complex

Revenues for the three months ended September 30, 2003 increased by $20.8 million, or 30%, to $90.1 million in 2003 from $69.3 million in 2002.  Gaming revenues increased by $20.2 million, or 33.1%, to $81.2 million in 2003 from $61.0 million in 2002.  This revenue growth was primarily a result of an increase in the average number of slot machines from 2,592 in the third quarter of 2002 to 3,448 in the third quarter of 2003, the addition of 30,000 square feet of gaming space and a 1,500 car parking garage to accommodate more customers and a marketing program that is focused on creating awareness in the market place.  We have currently defined our target markets as the area within a 75-mile radius of Charles Town, West Virginia and have been successful in increasing mid-week, drive-in play as well as weekend play.  The win per machine per day remained constant at $256 for both periods.  Racing revenues decreased by $.1 million, or 1.1%, to $5.4 million in 2003 from $5.5 million in 2002.

Total operating expenses for the three months ended September 30, 2003 increased by $16.3 million, or 30.5%, to $69.7 million in 2003 from $53.4 million in 2002.  The increase was primarily due to an increase in gaming related taxes of $12.4 million, attributed to the increased gaming revenues.  Salaries, wages and benefits increased by $1.7 million primarily due to costs of additional staffing levels to accommodate the expanded gaming floor and increased customer volumes compared to staffing levels in the prior period.  Total other costs increased primarily due to an increase in operating expenses, insurance, property taxes, utilities and other costs associated with the expanded capacity of the facility.  Depreciation and amortization expense increased by $2.1 million due to the addition of gaming machines and the completion of $50.4 million of capital projects in 2002. Income from operations increased by $4.5 million or 28.3% to $20.4 million in 2003 from $15.9 million in 2002.

On July 1, 2003, we completed construction on and opened Phase II of the Charles Town expansion project.  The new gaming area consolidates the entire gaming floor and includes an additional 746 slot machines.  We now operate 3,450 slot machines at our facility.  By year-end, we will add an additional 50 slot machines, bringing the total number of slot machines to 3,500.

Casino Rouge

Revenues for the three months ended September 30, 2003 decreased by $.3 million, or 1.1%, to $26 million in 2003 from $26.3 million in 2002.  Gaming revenues decreased by $.4 million, or 1.5%, to $25.4 million in 2003 from $25.8 million in 2002 due to lower slot machine play and lower hold percentages within the table games play.  The lower slot machine play reflects comparison to a period in 2002 when our main competitor was undergoing renovations.  The win per machine per day decreased to $224 in 2003 from $230 in 2002.  Food, beverage and other revenues increased by $.1 million or 7.3% as a result of the Dockers Grill being opened this year and increased casino beverage service.

Total operating expenses for the three months ended September 30, 2003 decreased by $.2 million, or .9%, to $20.7 million in 2003 from $20.9 million in 2002.  Gaming expenses decreased by $.5 million, or 3.8%, due to the tax affect of the decreased gaming revenues and decreases to player marketing and giveaway costs.  Other operating expenses increased by $.1 million while general and administrative expenses and depreciation and amortization expenses for the period increased by $.1 million.  Income from operations decreased by $.1 million, or 1.8%, to $5.3 million in 2003 from $5.4 million in 2002.

Casino Magic-Bay St. Louis

Revenues for the three months ended September 30, 2003 increased by $2.2 million, or 8.8%, to $27.2 million in 2003 from $25 million in 2002.  Gaming revenues increased by $1.9 million, or 8.7%, to $23.6 million in 2003 from $21.7 million in 2002.  The primary reason for the increase in gaming revenues over the prior year is the impact of the new 291-room Bay Tower Hotel, which opened in June 2002.  Slot revenue increased by  $1.6 million, or 8.5%, to $20.5 million in 2003 from $18.9 million in 2002.  Table drop decreased by $.6 million, or 3.3%, to $17.3 million in 2003 from $17.9 million in 2002.  Hotel, food and beverage and other revenue increased by a combined $.2 million, or 6.0%, to $3.5 million in 2003 from $3.3 million in 2002.

Total operating expenses for the three months ended September 30, 2003 increased by $1.3 million, or 5.8%, to $23.7 million in 2003 from $22.4 million in 2002.  Gaming and related expenses (including marketing expenses) increased by $.8 million, or 6.2%, to $13.7 million in 2003 from $12.9 million in 2002.  Gaming taxes on the additional $1.9 million of casino revenue accounted for $.2 million of the increased gaming expenses.  Increased marketing expenditures, primarily entertainment expenses, and expenses relating to giveaways, and VIP function-related expenses accounted for the majority of the balance of increased gaming and related costs.  Non-gaming expenses increased by $.1 million, or 2.3%, to $2.9 million in 2003 from $2.8 million in 2002, due to the additional costs associated with operating the new hotel, restaurant, spa and convention facilities.  Administrative expenses increased by $.3 million, or 7.6%, to $4.6 million in 2003 from $4.3 million in 2002.  Depreciation and amortization expense was $.1 million higher as a result of the completion of $22.5 million of capital projects in 2002.  Income from operations increased by $.8 million, or 30.7%, to $3.4 million in 2003 from $2.6 million in 2002.

Boomtown Biloxi

Revenues for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, remained at $18.3 million.  Gaming revenues increased $.1 million, or .6%, to $16.1 million in 2003 from $16 million in 2002.  Food and beverage revenues decreased by a combined $.1 million, or 5.8%, to $1.6 million in 2003 from $1.7 million in 2002.  Other revenues of $.6 million, primarily related to family fun center and gift shop sales, were approximately the same as last year.

Total operating expenses for the three months ended September 30, 2003 decreased by $.1million, or .6%, to $15.8 million in 2003 from  $15.9 million in 2002.  Gaming expenses decreased by $1.5 million, or 6.2%, to $22.5 million in 2003 from $24 million in 2002.  This is primarily due to lower slot participation costs.  Food and beverage expenses decreased by  $.2 million, or 3.6%, to $5.3 million in 2003 from $5.5 million in 2002.  Administrative expenses for the three months ended September 30, 2003 increased by $.4 million, or 2.7%, to $14.9 million in 2003 from $14.5 million in 2002.  This is primarily due to an increase in property and liability insurance.  Income from operations increased by $.1 million, or 4.1%, to $2.5 million in 2003 from $2.4 million in 2002.

Bullwhackers

Revenues for the three months ended September 30, 2003 increased by $0.7 million, or 10.7%, to $7.2 million in 2003 from $6.5 million in 2002.  The increase was due to the opening of Penny Heaven™ in the mezzanine of Bullwhackers Casino.  “Penny Heaven” contains 118 penny and two-penny slot machines, which is the largest number of penny games in the Blackhawk market, and is very popular with our guests.  The new machines resulted in a change in the mix of machine denominations on the floor and improved hold percentages.  The average number of machines in play was 908 in 2003 compared to 943 in 2002.  The win per machine per day increased to $84 in 2003 from $73 in 2002.

Total operating expenses for the three months ended September 30, 2003 increased by $0.4 million, or 6.7%, to $6.3 million in 2003 from $5.9 million in 2002.  Gaming expenses for this period were approximately the same as last period due to increased gaming taxes being offset by decreases in slot participation game expenses as a result of the changes in the gaming floor mix and a reduction in payroll expenses due to improved staff scheduling.  Marketing expenses increased by $0.5 million due to more advertising in the Denver area newspapers and more focused direct mail campaigns.  Administrative expenses decreased by $0.1 million due to the decrease in building lease expense for the Bullwhackers Casino that offset higher expenses in utilities and other expenses.  Depreciation and amortization expense was $.1 million higher due to the completion of capital projects in 2002.  Income from operations increased by $.3 million, or 75.0%, to $0.7 million in 2003 from $0.4 million in 2002.

Interior renovations continued through the third quarter and are expected to be complete in December.  The project consists of paint, wallpaper, new trim work and new carpet.  The project requires the closing of gaming areas while construction is going on and reduces the number of slot machines available for play during the week.

Casino Rama

Management service fees earned under the Casino Rama Management Contract for the three months ended September 30, 2003 increased by $.2 million, or 6.4%, to $3.3 million from $3.1 million in 2002.  Total revenue increased at Casino Rama by 17.7% in 2003 compared to 2002.  The increase in revenue was a result of marketing programs that focused on trip frequency, recent visits and the entertainment center.

Pennsylvania Racing Operations

Net revenues for the three months ended September 30, 2003 decreased by $1.7 million, or 6.5%, to $24.4 million in 2003 from $26.1 million in 2002. Restrictions placed on telephone and internet wagering account activity by various state gaming regulations resulted in call center revenue declining by $.6 million this quarter compared to 2002.  Wagering at Penn’s facilities on live and simulcast races accounted for the remaining revenue decrease and was caused by a 5.6% decrease in attendance in 2003 compared to 2002.

Operating expenses for the three months ended September 30, 2003 decreased by $1.3 million, or 5.4%, to $22.6 million in 2003 from $23.9 million in 2002.  The majority of this decrease is related to lower revenues, which decreased the associated direct costs of purses, simulcast and pari-mutuel tax expenses.  Income from operations decreased by $.4 million, or 18.1%, to $1.8 million in 2003 from $2.2 million in 2002.

Hollywood Casino Corporation

The acquisition of Hollywood Casino Corporation was completed on March 3, 2003, but for accounting purposes was effective as of March 1, 2003.  For the period from July 1, 2003 to September 30, 2003, the Hollywood Casino facilities in Aurora, Tunica and Shreveport had net revenues of $119.4 million consisting mainly of gaming revenues.  Operating expenses totaled $100.4 million and consisted of gaming expense ($55.1 million), food, beverage and other expenses ($17.6 million), general and administrative expenses ($21.0 million) and depreciation and amortization ($6.7 million). Income from operations for the three months ended September 30, 2003 was $19.0 million.

Effective July 1, 2003, the State of Illinois increased the graduated gaming tax rate structure by increasing certain tax rates, adding new tax brackets and raising the highest marginal tax rate from 50% to 70%.  This highest marginal tax rate applies to a licensee’s annual gaming revenues in excess of $250 million.  Gaming tax expenses recorded in the third quarter reflects a weighted average rate, based upon anticipated annual revenues as well as the new tax structure that went into effect on July 1.  Additionally, the State increased the admission tax from $3 to $5 per person.  We have taken steps to mitigate the Illinois tax increase through a variety of methods including employee reduction, marketing and promotional program reductions, other cost reductions and the adoption of admission fees.

New Jersey Joint Venture

We have an investment in Pennwood Racing, Inc., which operates Freehold Raceway in New Jersey. Our 50% share of Pennwood’s net income was $.3 million in the three months ended September 30, 2003, compared to $0.4 million in 2002, and was recorded as other income on the income statement.  The decrease in the joint venture’s net income was due to a decrease in revenue from wagering on live races at the track, wagering on simulcast races at the track and fees from the Atlantic City casinos.   Wagering decreased due to a 9.1% decrease in attendance.

Corporate Overhead Expenses

Corporate overhead expenses for the three months ended September 30, 2003 increased by $2.8 million, or 84.9%, to $6.1 million in 2003 from $3.3 million in 2002.  During the third quarter, we incurred expenses for passage of Pennsylvania slot legislation, Hollywood Casino Corporation overhead expenses and additional staffing and office expense in Wyomissing compared to 2002.

Results of Operations

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

The following is a summary of the results of operations by property level for the nine months ended September 30, 2002 and 2003:

	Revenues		EBITDA(1)
	2002	2003	2002	2003
Charles Town Races™	$186,869	$245,345	$49,550	$68,380
Casino Rouge	78,623	81,319	20,646	23,234
Casino Magic-Bay St. Louis	72,022	80,365	14,767	17,834
Boomtown Biloxi	56,506	55,852	11,596	12,216
Bullwhackers (2)	11,351	19,859	1,593	2,240
Casino Rama Management Contract	8,513	9,869	7,844	8,764
Pennsylvania Racing/OTWs	79,340	75,440	10,907	9,815
Hollywood Casino-Aurora (3)	—	148,418	—	44,589
Hollywood Casino-Tunica (3)	—	68,963	—	11,893
Hollywood Casino-Shreveport (3)	—	81,881	—	8,702
Earnings from Pennwood Racing, Inc (New Jersey)	—	—	1,761	1,632
Corporate eliminations (4)	(1,386)	(1,263)	—	—
Corporate overhead	—	—	(10,896)	(15,849)
Total	$491,838	$866,048	$107,768	$193,450

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

(4)          For intracompany transactions related to import/export simulcasting.

Reconciliation of Income From Operations (GAAP) To EBITDA (in thousands):

	Income from operations	Depreciation and Amortization	(Gain)/loss on disposal of assets	Earnings from joint venture	EBITDA
Nine Months Ended September 30, 2003
Charles Town Races	$55,611	$11,931	$838	$—	$68,380
Casino Rouge	18,288	4,732	214	—	23,234
Casino Magic – Bay St. Louis	10,159	7,193	482	—	17,834
Boomtown Biloxi	8,150	3,950	116	—	12,216
Bullwhackers (1)	1,495	703	42	—	2,240
Casino Rama Management Contract	8,764	—	—	—	8,764
Pennsylvania Racing/OTWs	7,233	2,585	(3)	—	9,815
Earnings from Pennwood Racing, Inc.	—	—	—	1,632	1,632
Hollywood Casino – Aurora (2)	38,856	5,736	(3)	—	44,589
Hollywood Casino – Tunica (2)	7,905	3,944	44	—	11,893
Hollywood Casino – Shreveport (2)	3,053	5,649	—	—	8,702
Corporate overhead	(18,224)	2,206	169	—	(15,849)
Total	$141,290	$48,629	$1,899	$1,632	$193,450

Nine Months Ended September 30, 2002
Charles Town Races	$42,678	$6,556	$316	—	$49,550
Casino Rouge	16,283	4,342	21	—	20,646
Casino Magic – Bay St. Louis	8,484	6,076	207	—	14,767
Boomtown Biloxi	7,727	3,715	154	—	11,596
Bullwhackers (1)	1,344	253	(4)	—	1,593
Casino Rama Management Contract	7,844	—	—	—	7,844
Pennsylvania Racing/OTWs	8,248	2,659	—	—	10,907
Earnings from Pennwood Racing, Inc.	—	—	—	1,761	1,761
Hollywood Casino – Aurora (2)	—	—	—	—	—
Hollywood Casino – Tunica (2)	—	—	—	—	—
Hollywood Casino – Shreveport (2)	—	—	—	—	—
Corporate overhead	(13,027)	2,124	7	—	(10,896)
Total	$79,581	$25,725	$701	$1,761	$107,768

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

Effective July 1, 2003, the State of Illinois increased the graduated gaming tax rate structure by increasing certain tax rates, adding new tax brackets and raising the highest marginal tax rate from 50% to 70%.  This highest marginal tax rate applies to a licensee’s annual gaming revenues in excess of $250 million.  Gaming tax expenses recorded in the second quarter reflect a weighted average rate, based upon anticipated annual revenues as well as the new tax structure that goes into effect on July 1.  Additionally, the State increased the admission tax from $3 to $5 per person.  We have taken steps to mitigate the Illinois tax increase through a variety of methods including employee reduction, marketing and promotional program reductions, other cost reductions and the adoption of admission fees.  This period reflects $1.0 million in pre-tax one-time cost for severance packages, legal and other professional cost for implementation of the cost savings.

Revenues for the nine months ended September 30, 2003 increased by $374.2 million, or 76.0%, to $866.0 million in 2003 from $491.8 million in 2002.  The three new Hollywood Casino facilities contributed $299.3 million of the $374.3 million increase in revenues in the period.  Revenues increased at Charles Town by $58.5 million due to the addition of 746 slot machines since the first quarter of 2002. Bullwhackers revenues increased by $8.5 million due to nine months of operations in 2003 compared to five months in 2002.  The remaining properties had a revenue increase of approximately $8.5 million.

Operating expenses for the nine months ended September 30, 2003 increased by $312.5 million, or 75.7%, to $724.8 million in 2003 from $412.3 million in 2002.  The operating expenses for the three new Hollywood Casino facilities accounted for $249.5 million of the $312.5 million increase in operating expenses in the third quarter.  At Charles Town operating expenses increased by $45.5 million as a result of adding approximately 30,000 square feet of gaming space and 746 slot machines to the facility.  Bullwhackers expenses increased by $8.4 million due to nine months of operations in 2003 compared to five months in 2002.  The remaining properties had a net expense increase of approximately $9.1 million.

Depreciation and amortization expense for the nine months ended September 30, 2003 increased by $22.9 million or 89.1% from the corresponding period in 2002 as a result of the Hollywood Casino acquisition and capital expenditures in 2002 of $88.9 million.  The Hollywood Casino facilities had depreciation and amortization expense of $15.2 million.  At Charles Town depreciation and amortization increased by $5.4 million due to the addition of gaming space and slot machines.  The increase in depreciation and amortization of $1.1 million at Casino Magic – Bay St. Louis was primarily the result of the completion of the Bay Tower Hotel project in May 2002.  The other properties accounted for the remaining $1.2 million increase.

EBITDA for the nine months ended September 30, 2003 increased by $85.7 million, or 79.5%, to $193.5 million in 2003 from $107.8 million in 2002. The EBITDA contribution from the three Hollywood Casino facilities accounted for $65.2 million of the EBITDA increase, Charles Town, as a result of its expansion since the first quarter 2002, increased its EBITDA by $18.8 million.  The other properties had a net increase in EBITDA of $1.7 million. Income from operations for the nine months ended September 30, 2003 increased by $61.7 million, or 77.5%, to $141.3 million in 2003 from $79.6 million in 2002.  The Hollywood Casino properties and Charles Town, as a result of its expansion accounted for $49.8 million and $12.9 million of the increase in income from operations, respectively.  The other properties accounted for a $1.0 million increase.  Corporate expenses increased by $5.2 million due to Hollywood Casino Corporation expenses, the addition of management staff in Wyomissing, expenditures for passage of Pennsylvania slot legislation and an increase in general office expenses associated with increased staff.

Interest expense for the nine months ended September 30, 2003 increased $40.6 million, or 129.2%, from the corresponding period in 2002 due primarily to additional borrowings of approximately $700 million in March 2003 to finance the Hollywood Casino acquisition and the interest expense associated with the Shreveport bond issues.

Other expenses for the nine months ended September 30,2003 increased by $2.1 million compared to 2002.  Included in other expenses was a $.5 million write off on an option to purchase a racetrack and $1.5 million for expenses incurred at Hollywood Casino Shreveport for discussions and negotiations with the noteholder group.  The remaining expenses were for foreign currency translation losses.

In March 2003, we expensed prepayment fees of $1.3 million relating to the early extinguishment of debt.

Charles Town Entertainment Complex

Revenues for the nine months ended September 30, 2003 increased by $58.4 million, or 31.2%, to $245.3 million in 2003 from $186.9 million in 2002.  Gaming revenues increased by $57.7 million, or 35.4%, to $220.4 million in 2003 from $162.7 million in 2002.  This revenue growth was primarily a result of an increase in the average number of slot machines from 2,198 in the nine months of 2002 to 2,954 in the nine months of 2003, the addition of 30,000 square feet of gaming space and a 1,500 car parking garage to accommodate more customers and a marketing program that is focused on creating awareness in the market place.  We have currently defined our target markets as the area within a 75-mile radius of Charles Town, West Virginia and have been successful in increasing mid-week, drive-in play as well as weekend play.  The success of the marketing program and the additional gaming capacity has resulted in an increase in our win per machine per day to $273 in 2003 from $271 in 2002.  Racing revenues decreased by $.8 million, or 4.9%, to $15.4 million in 2003 from $ 16.2 million in 2002.  The decrease in racing revenues was due to inclement weather conditions in January and February in the mid-Atlantic region that caused a decrease in attendance and wagering and the loss of 20 live race days.  Other revenues increased by $1.6 million due to the opening of the new food court in July 2002.

Total operating expenses for the nine months ended September 30, 2003 increased by $45.5 million, or 31.5%, to $189.7 million in 2003 from $144.2 million in 2002.  The increase was primarily due to an increase in gaming related taxes of $33.8 million, attributed to the increased gaming revenues.  Salaries, wages and benefits increased by $4.5 million primarily due to costs of additional staffing levels to accommodate the expanded gaming floor and increased customer volumes compared to staffing levels in the prior period.  Total other costs increased primarily due to an increase in operating expenses, insurance, property taxes, utilities and other costs associated with the expanded capacity of the facility.  Total marketing expenses increased $.3 million as a result of radio and television advertising.  Depreciation and amortization expense increased by $5.3 million due to the addition of 746 gaming machines and the completion of $50.4 million of capital projects in 2002.  Income from operations increased by $12.9 million, or 30.2%, to $55.6 million in 2003 from $42.7 million in 2002.

On July 1, 2003, we completed construction on Phase II of the Charles Town expansion project and opened this area to the public.  The new gaming area consolidates the entire gaming floor and includes an additional 746 gaming machines.  By year-end, we will add another 50 machines to the gaming floor bring the total number of gaming machines to 3,500.

Casino Rouge

Revenues for the nine months ended September 30, 2003 increased by $2.7 million, or 3.4%, to $81.3 million in 2003 from $78.6 million in 2002.  Gaming revenues increased by $2.7 million, or 3.5%, to $79.7million in 2003 from $77.0 million in 2002 due to attracting customers with higher gaming profiles, improved slot product and more focused marketing programs.  We also added 44 new slot machines to our gaming floor bringing the total number of machines to 1,087 from 1,043 in the third quarter of 2002.  The win per machine per day decreased to $215 in 2003 from $234 in 2002.  Food, beverage and other revenues remained flat at $1.6 million.

Total operating expenses for the nine months ended September 30, 2003 increased by $.7 million, or 1.1%, to $63.0 million in 2003 from $62.3 million in 2002.  Gaming expenses increased by $.3 million, or .8%, due to the tax affect of the increased gaming revenues and increases to player marketing and giveaway costs.  Other operating expenses increased by approximately $.4 million, including general and administrative expenses and depreciation and amortization expenses.  Income from operations increased by $2.0 million, or 12.2%, to $18.3 million in 2003 from $16.3 million in 2002.

Casino Magic-Bay St. Louis

Revenues for the nine months ended September 30, 2003 increased by $8.4 million, 11.6%, to $80.4 million in 2003 from $72.0 million in 2002.  Gaming revenues increased by $6.4 million, or 10.1%, to $69.7 million in 2003 from $63.3 million in 2002.  The primary reason for the increase in gaming revenues over prior year is the impact of the new 291 room Bay Tower Hotel, which was opened in June 2002.  In addition, we had several successful promotions during 2003, including several sold-out performances and functions.  Slot revenue increased $5.3 million, or 9.6%, to $60.6 million in 2003 from $55.3 million in 2002.  Table drop increased by $1.3 million, or 2.4%, to $52.2 million in 2003 from $53.5 million in 2002.  Hotel, food and beverage and other revenue increased by a combined $2.0 million, or 22.9%, to $10.7 million in 2003 from $8.7 million in 2002.  The main reason for this increase was the June 2002 opening of the Bay Tower Hotel and a new restaurant.

Total operating expenses for the nine months ended September 30, 2003 increased by $6.7million, or 10.5%, to $70.2 million in 2003 from $63.5 million in 2002.  Gaming and related expenses (including marketing expense) for the nine months ended September 30, 2003 increased by $3.2 million, or 8.0%, to $39.9 million in 2003 from $36.7 million in 2002.  Gaming taxes on the additional $6.4 million of casino revenue accounted for $.7 million of the increased gaming expenses.  Increased marketing expenditures, primarily entertainment expenses, and expenses relating to giveaways, and VIP function-related expenses accounted for the majority of the balance of increased gaming and related costs.  Non-gaming expenses for the nine months ended September 30, 2003 increased by $1.4 million, or 19.7%, to $8.5 million in 2003 from $7.1 million in 2002, due to the additional costs associated with operating the new hotel, restaurant, spa and convention facilities.  Administrative expenses for the nine months ended September 30, 2003 increased by $.7 million, or 5.2%, to $14.1 million in 2003 from $13.4 million in 2002.  Last year, administrative expenses included $1.2 million in pre-opening expenses for the new hotel complex.  Depreciation and amortization expense was $1.1 million higher as a result of the completion of $22.5 million of capital projects in 2002.  Income from operations increased by $1.7 million, or 20%, to $10.2 million in 2003 from $8.5 million in 2002.

Boomtown Biloxi

Revenues for the nine months ended September 30, 2003, decreased by $.6 million, or 1.0%, to $55.9 million from $56.5 million.  Gaming revenues decreased $.3 million, or ..5%, to $49.4 million in 2003 from $49.7 million in 2002.   Food and beverage revenues decreased by $.3 million, or 6.2%, to $4.8 million in 2003 from $5.1 million in 2002. Food and beverage revenues decreased due to increased competition and a change in marketing strategy to an emphasis on customers rather than consumers.  Other revenues of $1.6 million, primarily related to family fun center and gift shop sales, were approximately the same as last year.

Total operating expenses for the nine months ended September 30, 2003 decreased by $1.1 million, or 2.3%, to $47.7 million in 2003 from $48.8 million in 2002.  Gaming expenses decreased by $1.5 million, or 6.2% to $22.5 million in 2003 from $24.0 million in 2002.  This is primarily due to lower slot participation costs.  Food and beverage expenses decreased by $.2 million, or 3.6%, to $5.3 million from $5.5 million in 2002.  Administrative expenses increased by $.4 million, or 2.7%, to $14.9 million in 2003 from $14.5 million in 2002.  This is primarily due to an increase in property and liability insurance.  Income from operations increased by $.5 million, or 6.4%, to $8.2 million in 2003 from $7.7 million in 2002.

Bullwhackers

The acquisition of Bullwhackers was completed on April 25, 2002.  Comparisons of a nine-month period in 2003 to a five-month period in 2002 would not be meaningful and are not discussed.  For the nine months ended September 30, 2003, Bullwhackers had revenues of $19.9 million consisting mainly of gaming revenue from slot machines, operating expenses of $18.4 million and income from operations of $1.5 million.

The property has been undergoing interior renovations for most of the year.  The project is scheduled for completion in December, before the holiday season.  The interior renovations that consist of paint, wallpaper, new trim work and carpet throughout the facility, requires the closing of gaming areas and reduces the number of slot machines available for play while construction is going on.  A major benefit to the renovations was the opening of Penny Heaven™ in the mezzanine of Bullwhackers Casino.  “Penny Heaven” contains 118 penny and two-penny slot machines, which is the largest number of penny games in the Blackhawk market, and is very popular with our guests.  During the first quarter, we had 28 days of inclement weather that closed or partially closed the casino and road construction on the main highway into Blackhawk that had an affect on revenue.

Casino Rama

Management service fees earned under the Casino Rama Management Contract for the nine months ended September 30, 2003 increased by $1 million, or 12.8%, to $8.8 million from $7.8 million in 2002.  The increase in fees earned was a result of successful marketing programs that focused on trip frequency, recent visits and the entertainment center at Casino Rama that increased property revenues.  Revenues at Casino Rama also increased due to the opening of a hotel in June 2002.

Pennsylvania Racing Operations

Revenues for the nine months ended September 30, 2003 decreased by $3.9 million, or 4.9%, to $75.4 million in 2003 from $79.3 million in 2002. Restrictions placed on telephone and internet wagering account activity by various state gaming regulations resulted in call center revenue declining by $1.1 million in 2003 compared to 2002.  Nine live race days at Penn National Race Course and one live race day at Pocono Downs were cancelled in 2003 due to adverse weather conditions and many others were affected in both attendance and wagering whereas in 2002 there were no cancellations.  As a result, wagering at our facilities for the period decreased by $17.2 million, or 5.6%, to $287.4 in 2003 from $304.6 in 2002 and attendance decreased by 7.4% compared to last year.  The weather conditions also affected our export simulcast revenue as wagering on our export signals fell $13.3 million, or 8.1%, to $150.5 million in 2003 from $163.8 million in 2002.

Operating expenses for the nine months ended September 30, 2003 decreased by $2.9 million, or 4.0%, to $68.2 million in 2003 from $71.1 million in 2002.  The majority of this decrease is related to lower revenues, which decreased the associated direct costs of purses, simulcast and pari-mutuel tax expenses.  Income from operations decreased by $1.0, million or 12.1%, to $7.2 million in 2003 from $8.2 million in 2002.

Hollywood Casino Corporation

The acquisition of Hollywood Casino Corporation was completed on March 3, 2003, but for accounting purposes was effective as of March 1, 2003.  For the period from March 1, 2003 to September 30, 2003, the Hollywood Casino facilities in Aurora, Tunica and Shreveport had net revenues of $299.3 million consisting mainly of gaming revenues.  Operating expenses totaled $249.5 million and consisted of gaming expense ($142.2 million), food, beverage and other expenses ($40.9 million), general and administrative expenses ($51.1 million) and depreciation and amortization ($15.3 million).  Income from operations for the nine months ended September 30, 2003 was $49.8 million.

Effective July 1, 2003, the state of Illinois increased the graduated gaming tax rate structure by increasing certain tax rates, adding new tax brackets and raising the highest marginal tax rate from 50% to 70%.  This highest marginal tax rate applies to a licensee’s annual gaming revenues in excess of $250 million.  Gaming tax expenses recorded in the third quarter reflects a weighted average rate, based upon anticipated annual revenues as well as the new tax structure that went into effect on July 1.  Additionally, the State increased the admission tax from $3 to $5 per person.  We have taken steps to mitigate the Illinois tax increase through a variety of methods including employee reduction, marketing and promotional program reductions, other cost reductions and the adoption of admission fees.

New Jersey Joint Venture

We have an investment in Pennwood Racing, Inc., which operates Freehold Raceway in New Jersey. Our 50% share of Pennwood’s net income was $1.6 million for each of the nine months ended September 30, 2003, and 2002, and was recorded as other income on the income statement.  Freehold Raceway ran four fewer live race days in 2003 compared to 2002 and experienced declines in live racing handle, simulcast wagering and attendance at the facility.  Operating expenses remained approximately the same for both years.

Corporate Overhead Expenses

Corporate overhead expenses for the nine months ended September 30, 2003 increased by $4.9 million, or 44.9%, to $15.8 million in 2003 from $10.9 million in 2002.  During the period, we incurred expenses for passage of Pennsylvania slot legislation, Hollywood Casino Corporation overhead expenses and additional staffing and office expense in Wyomissing compared to 2002.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $109 million for the nine months ended September 30, 2003.  This consisted of net income of $42.3 million, non-cash reconciling items of $63.6 million and net increases in current liability accounts along with net decreases in current asset accounts of $3.1 million, net of assets and liabilities acquired in the Hollywood Casino acquisition.

Cash flows used in investing activities totaled $311.1 million for the nine months ended September 30, 2003.  Expenditures for property, plant, and equipment totaled $47.5 million.  This primarily consisted of $21.3 million on the Charles Town Phase II project, $8.3 million on Bullwhackers renovations, and $17.3 million for maintenance capital expenditures.  Payments made to terminate an interest rate swap contract totaled $1.9 million.  Proceeds from the sale of property and equipment were $.7 million.  The aggregate purchase price for the Hollywood Casino acquisition, net of cash acquired was $264.1 million.  Cash in escrow decreased by $1.0 million as a result of closing on the Bullwhackers land lease.  Proceeds from New Jersey joint venture distribution were $.8 million.

Cash flows from financing activities provided net cash flow of $229.2 million for the nine months ended September 30, 2003.   Proceeds from the exercise of stock options totaled $1.8 million.  Aggregate proceeds from the $800 million credit facility were $700 million.  Payment on long-term debt totaled $453.6 million, which consisted of a $11.1 million of scheduled payments and $82.5 of million optional prepayments on the $800 million credit facility and a $360 million payment for the early extinguishment of the Hollywood Casino Corporation senior secured notes.  Net payments for deferred financing fees were $19 million.

Capital Expenditures

The following table summarizes our planned capital expenditures, other than maintenance capital expenditures, by property for the fiscal year ended December 31, 2003 (in thousands):

	Year Ending December 31, 2003	Expenditures Through September 30, 2003	Balance To Expend
Property
Charles Town Entertainment Complex	$24,000	$21,317	$2,683
Boomtown Biloxi	24,000	333	23,667
Bullwhackers Casino	10,000	8,271	1,729
Corporate	600	348	252
Totals	$58,600	$30,269	$28,331

The Charles Town facility added 38,300 square feet of gaming space, which houses 746 additional slot machines, expands the food court and provides space for an entertainment facility.  Cost of the construction and related activities was estimated at $24.0 million, of which we have contracts in the amount of $2.7 million still remaining at September 30, 2003.  The additional gaming space was opened to the public on July 1, 2003.  The remaining work to be completed in the food court area and entertainment facility is scheduled to be complete by year-end.

In January 2002, we signed an option to purchase approximately 4 acres of land adjacent to our Boomtown Biloxi property for $4.0 million.  The purchase is contingent upon receiving certain governmental and third-party consents, authorizations, approvals and licenses which we expect could occur in 2003.  If successful, we expect to use the land for additional parking for our Boomtown Biloxi facility and to develop the property in the event that we move the boat.  To move the boat would cost approximately $20.0 million and is contingent upon the outcome of the lawsuit filed by our landlord that goes to trial in 2004.

In 2002, we began refurbishing the Bullwhackers facade and interior.  We have spent $2.2 million, which includes the purchase of $1.0 million of slot machines and related equipment, in 2003 on this project.  As of September 30, 2003, we have completed the purchase of the slot machines and opened “Penny Heaven” in the mezzanine of the Bullwhackers Casino.  Renovations are continuing in other areas of the facility and are expected to be complete by the beginning of December.  On April 24, 2003, we completed the purchase of the land lease for Bullwhackers Casinos for $6.1 million including closing costs.  The purchase will save approximately $1 million per year in rent expense based on current operating performance.

During 2003, we expanded our corporate offices to provide additional workstation and office space for our employees.  The first portion of this project was completed in the second quarter of 2003.  Additional office space expansion is planned for 2004.

For 2003, we expect to expend approximately $30 million for maintenance capital expenditures at our properties, including the Hollywood Casino properties.  As of September 30, 2003 we have spent $9.4 million of the $30 million budgeted.

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

The credit facility is comprised of a $100 million revolving credit facility maturing on September 1, 2007, a $100 million Term A facility loan maturing on September 1, 2007 and a $600 million Term B Facility loan maturing on September 1, 2007.  The maturity dates will be extended to the fifth anniversary dates for the revolving and Term A loans and the sixth anniversary date for the Term B loan if the outstanding 11 1/8% Senior Subordinated Notes due 2008 are refinanced in full to a date that is at least seven years and 181 days after March 3, 2003.  Up to $20 million of the revolving credit facility may be used for the issuance of standby letters of credit.  In addition, up to $20 million of the revolving credit facility also may be used for short-term credit to be provided to the Company on a same-day basis.  On March 3, 2003 we borrowed the entire Term A and Term B term loans to complete the purchase of Hollywood Casino Corporation and to call Hollywood Casino Corporation’s $360.0 million senior secured notes.

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

On September 30, 2003, the Company made an optional prepayment of $27 million toward its $800 million senior secured credit facility.  Based on the Company’s consolidated EBITDA (as defined in the credit agreement) for the 12 months ended September 30, 2003, the payment triggered a reduction of the interest rate margin on the Term A portion of the credit facility by 0.25% and a reduction of the interest rate margin on the Term B portion of the credit facility by 0.5%.  The reductions of the interest rate margins became effective on October 23, 2003.

At September 30, 2003, we had an outstanding balance of $607.4 million on term loans A and B and $92.8 million to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $7.2 million.

The terms of the Company’s $800 million senior secured credit facility require the Company to satisfy certain financial covenants, such as leverage and fixed charges coverage ratios, and limitations on indebtedness, liens, investments and capital expenditures. At September 30, 2003, we were in compliance with all required financial covenants.

11 1/8% Senior Subordinated Notes due 2008

On March 12, 2001, we completed a private offering of $200 million of our 11 1/8% senior subordinated notes due 2008. The net proceeds of the 11 1/8% notes were used, in part, to finance our acquisition of Casino Rouge and the Casino Rama Management Contract, including the repayment of certain existing indebtedness at Casino Rouge.  Interest on the 11 1/8% notes is payable on March 1 and September 1 of each year.  The 11 1/8% notes mature on March 1, 2008. As of September 30, 2003, all of the principal amount of the 11 1/8% notes is outstanding.

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

8 7/8% Senior Subordinated Notes due 2010

On February 28, 2002, we completed a public offering of $175,000,000 of our 8 7/8% senior subordinated notes due 2010. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2002. The 8 7/8% notes mature on March 15, 2010. As of September 30, 2003, the entire principal amount of the 8 7/8% notes is outstanding.  We used the net proceeds from the offering, totaling approximately $170.1 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under the $350 million credit facility.

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

On March 14, 2003, the Hollywood Casino Shreveport and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Shreveport Notes that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Shreveport Notes or an event of default will have occurred under the indentures.  Neither Hollywood Casino Shreveport nor Shreveport Capital Corporation made an offer to purchase the Hollywood Shreveport Notes and an event of default occurred under the indentures on May 13, 2003.  There can be no assurance that the holders of the Hollywood Shreveport Notes will not pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Further, any action on the part of the note holders may require the Shreveport Entities to seek the protection of the bankruptcy laws or other similar remedies.  On August 1, 2003, interest payments of $12.3 million became due on the Hollywood Shreveport Notes.  The managing general partner of Hollywood Casino Shreveport did not make that payment.

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

Hollywood Casino-Aurora Capital Leases

Hollywood Casino-Aurora (“HCA”) leases two parking garages under capital lease agreements.  The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years.  Rental payments through January 2012 equal the City of Aurora’s financing costs related to its general obligation bond issue used to finance the construction of the parking garage.  The general obligation bond issue has an annual interest rate to approximately 5.6%.  The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years.  Rental payments during the first 15 years equal the lessor’s debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage.  The remaining construction costs were funded by HCA.  In addition, HCA currently pays base rent equal to $17,000 per month for improvements made to the lessor’s North Island Center banquet and meeting facilities.  HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.  At September 30, 2003, HCA had a long-term capital lease obligation of $16.0 million.

Commitments and Contingencies

—Contractual Cash Obligations

As discussed above, on March 3, 2003, we completed our purchase of Hollywood Casino Corporation and refinanced our senior secured credit facility.  As of August 8, 2003, there was no indebtedness outstanding under the credit facility and there was approximately $92.6 million available for borrowing under the revolving credit portion of the credit facility (after giving effect to outstanding letters of credit).  The following table is as of September 30, 2003 and reflects our new senior secured credit facility:

	Payments Due By Period
(in thousands)	Total	October 1, 2003 to December 31, 2003	2004 - 2005	2006 - 2007	2008 and After

$ 800 million senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company
Term A	$11,122	$618	$4,944	$5,560	$—
Term B	596,262	1,498	11,984	582,780	—
Hollywood Casino Corporation
11.25% senior secured notes, due 2007
Floating rate senior secured notes, due 2006
Hollywood Shreveport non-recourse debt
13% Shreveport First Mortgage Notes and 13% Shreveport Senior Secured Notes	189,000	—	—	189,000	—
Interest	80,229	6,171	49,372	24,686	—
11 1/8% senior subordinated notes due 2008 (1)
Principal	200,000	—	—	—	200,000
Interest	105,687	5,562	44,500	44,500	11,125
8 7/8% senior subordinated notes due 2010 (2)
Principal	175,000	—	—	—	175,000
Interest	104,837	3,883	31,063	31,063	38,828
Operating leases	22,263	1,539	7,322	3,996	9,406
Total	$1,484,400	$19,271	$149,185	$881,585	$434,359

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

—Other Commercial Commitments

The following table presents our material commercial commitments as of September 30, 2003 for the following future periods:

	Amount of Commitment Expiration Per Period
(in thousands)	Total Amounts Committed	2003	2004 - 2005	2006 - 2007	2008 and After

Revolving Credit Facility (1)	$—	$—	$—	$—	$—
Letters of Credit (1)	7,235	7,235	—	—	—
Guarantees of New Jersey Joint Venture Obligations (2)	9,009	193	8,816	—	—
Total	$16,244	$7,428	$8,816	$—	$—

(1)          The available balance under the revolving portion of the $100 million senior secured credit facility is diminished by outstanding letters of credit.

(2)          In connection with our 50% ownership interest in Pennwood Racing, Inc. our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood’s lender to guarantee up to 50% of Pennwood’s $23.0 million term loan. Our obligation as of September 30, 2003 under this guarantee is approximately $9.0 million.

Future Developments

In Pennsylvania, bills approving slot machines at race tracks has passed the House and Senate and has the support of the Governor.  A final agreement on a compromise version of these bills has yet to be reached.  To date, we have expensed approximately $600,000 in lobbying efforts for passage of slot machine legislation.  We have spent approximately $1.2 million to date on site development, architectural drawings and local planning commission approvals for new gaming facilities at Penn National Race Course and Pocono Downs.  These expenses are recorded as prepaid expenses on the balance sheet and will be capitalized if slot machine legislation is passed and the facilities are built.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On December 20, 2000, we entered into an interest rate swap with a notional amount of $100 million and a termination date of December 22, 2003.  Under this agreement, we pay a fixed rate of 5.835% against a variable interest rate based on the 90-day LIBOR rate.  On August 3, 2001, we entered into an interest rate swap with a notional amount of $36 million with a termination date of September 30, 2004.  Under this agreement, we paid a fixed rate of 4.8125% against a variable interest rate based on the 90-day LIBOR rate.  On March 3, 2003, we terminated our $36 million notional amount interest rate swap originally scheduled to expire in June 2004.  We paid $1.9 million to terminate the swap agreement.

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

On March 27, 2003, we entered into forward interest rate swap agreements with a total notional amount of $375.0 million in accordance with the terms of the $800 million senior secured credit facility.  There are three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005.  Under these contracts, we pay a fixed rate of 1.92% against a variable rate based on the 90-day LIBOR rate.  We also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006.  Under these contracts, we pay a fixed rate of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate.  The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument.  At September 30, 2003, the 90-day LIBOR rate was 1.14%.

ITEM 4.     CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2003, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit	Description of Exhibit

31.1	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Report	Item(s) No.	Date of Report	Date Filed or Furnished
Form 8-K	9	July 24, 2003	Furnished July 24, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.

November 13, 2003	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer