Form 10-Q/A
period 2003-09-30
PENN NATIONAL GAMING INC
filed 2003-11-24
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
INDEX

EXPLANATORY NOTE

                Penn National Gaming, Inc. (the "Company") is  filing this Amendment No. 1 to Form 10-Q to make certain minor corrections to  its Form 10-Q for the quarter ended September 30, 2003. None of these corrections change the previously reported Balance Sheet, Net Revenue,  Operating Income, Net Income, Earnings Per Share or Cash Flows for the periods  included.

                The changes correct (i) an omission of a line item in the Consolidated Statements of Cash  Flows for the nine months ended September 30, 2003 that reflects a decrease in  prepaid income taxes, (ii) the use of nine month numbers in the discussion of  operating expenses at Boomtown Biloxi for the three months ended September 30,  2003 and (iii) certain other non-material items in the Management's Discussion  and Analysis section of the report. This Amendment No. 1 to Form 10-Q amends in  its entirety the Company's Quarterly Report on Form 10-Q for the quarter ended  September 30, 2003.

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

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities
Net income	$23,238	$42,289
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,725	48,629
Amortization of deferred financing costs charged to interest expense	1,559	3,825
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense	869	1,161
Loss on disposal of fixed assets	684	1,712
Earnings from joint venture	(1,761)	(1,632)
Loss relating to early extinguishment of debt	5,906	1310
Deferred income taxes	2,309	5,761
Accelerated vesting of stock options	434	—
Tax benefit from stock options exercised	3,414	2,338
Loss on change in value of interest rate swap contracts	5,411	527
Decrease (increase), net of businesses acquired in:
Receivables	1,406	(586)
Prepaid expenses and other current assets	(2,533)	(10,642)
Prepaid income taxes	—	6,415
Miscellaneous other assets	(1,750)	11,117
Increase (decrease), net of businesses acquired in:
Accounts payable	525	(1,285)
Accrued liabilities	637	(14,669)
Gaming, pari-mutuel, property and other taxes	1,144	911
Income taxes payable	1,393	15,656
Other current and non-current liabilities	(515)	(3,802)
Net cash provided by operating activities	68,095	109,035

Cash flows from investing activities
Expenditures for property and equipment	(83,635)	(47,540)
Payments to terminate interest rate swap contract	(2,538)	(1,902)
Proceeds from sale of property and equipment	247	663
Acquisition of business, net of cash acquired	(7,114)	(264,081)
Cash in escrow	470	1,000
Distributions from joint venture	—	790
Net cash (used) in investing activities	(92,570)	(311,070)

Cash flows from financing activities
Proceeds from exercise of options and warrants	10,451	1,755
Proceeds from sale of common stock	96,041	—
Proceeds from credit facility	187,002	700,000
Principal payments on long-term debt	(258,891)	(453,554)
(Increase) in unamortized financing cost	(3,267)	(19,027)
Net cash provided by financing activities	31,336	229,174
Effect of exchange rate fluctuations on cash	12	290
Net increase in cash and cash equivalents	6,873	27,429
Cash and cash equivalents, at beginning of period	38,378	55,121
Cash and cash equivalents, at end of period	$45,251	$82,550

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

EBITDA for the three months ended September 30, 2003 increased by $30.6 million, or 80.3%, to $68.7 million in 2003 from $38.1 million in 2002. The EBITDA contribution from the three Hollywood Casino facilities accounted for $25.7 million of the EBITDA increase, Charles Town, as a result of its expansion, since the first quarter 2002, increased its EBITDA by $6.4 million.  The other properties had a net decrease in EBITDA of $1.5 million. Income from operations for the three months ended September 30, 2003 increased by $21.5 million, or 76.5%, to $49.6 million in 2003 from $28.1 million in 2002.  The Hollywood Casino properties and Charles Town, as a result of its expansion accounted for $19 million and $4.5 million of the increase in income from operations, respectively.  The other properties accounted for a $2 million decrease.  Corporate expenses increased by $2.8 million due to the addition of Hollywood Casino Corporation expenses, expenditures for passage of Pennsylvania slot legislation and office expenses in Wyomissing.

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

Charles Town Entertainment Complex

Revenues for the three months ended September 30, 2003 increased by $20.8 million, or 30%, to $90.1 million in 2003 from $69.3 million in 2002.  Gaming revenues increased by $20.2 million, or 33.1%, to $81.2 million in 2003 from $61.0 million in 2002.  This revenue growth was primarily a result of an increase in the average number of slot machines from 2,592 in the third quarter of 2002 to 3,448 in the third quarter of 2003, the addition of 30,000 square feet of gaming space and a 1,500 car parking garage to accommodate more customers and a marketing program that is focused on creating awareness in the market place.  We have currently defined our target markets as the area within a 75-mile radius of Charles Town, West Virginia and have been successful in increasing mid-week, drive-in play as well as weekend play.  The win per machine per day remained constant at $256 for both periods.  Racing revenues decreased by $.1 million, or 1.8%, to $5.4 million in 2003 from $5.5 million in 2002.

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

Total operating expenses for the three months ended September 30, 2003 increased by $1.3 million, or 5.8%, to $23.7 million in 2003 from $22.4 million in 2002.  Gaming and related expenses (including marketing expenses) increased by $.8 million, or 6.2%, to $13.7 million in 2003 from $12.9 million in 2002.  Gaming taxes on the additional $1.9 million of casino revenue accounted for $.2 million of the increased gaming expenses.  Increased marketing expenditures, primarily entertainment expenses, and expenses relating to giveaways, and VIP function-related expenses accounted for the majority of the balance of increased gaming and related costs.  Non-gaming expenses increased by $.1 million, or 3.6%, to $2.9 million in 2003 from $2.8 million in 2002, due to the additional costs associated with operating the new hotel, restaurant, spa and convention facilities.  Administrative expenses increased by $.3 million, or 7.0%, to $4.6 million in 2003 from $4.3 million in 2002.  Depreciation and amortization expense was $.1 million higher as a result of the completion of $22.5 million of capital projects in 2002.  Income from operations increased by $.8 million, or 30.7%, to $3.4 million in 2003 from $2.6 million in 2002.

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

Total operating expenses for the three months ended September 30, 2003 decreased by $.1million, or .6%, to $15.8 million in 2003 from  $15.9 million in 2002.  Gaming expenses decreased by $.3 million, or 3.9%, to $7.4 million in 2003 from $7.7 million in 2002.  This is primarily due to lower slot participation costs.  Food and beverage expenses of $1.8 million were approximately the same as last year.  Administrative expenses for the three months ended September 30, 2003 increased by $.1 million, or 2.0%, to $4.8 million in 2003 from $4.9 million in 2002.  This is primarily due to an increase in property and liability insurance.  Income from operations increased by $.1 million, or 4.1%, to $2.5 million in 2003 from $2.4 million in 2002.

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

Total operating expenses for the three months ended September 30, 2003 increased by $0.4 million, or 6.6%, to $6.5 million in 2003 from $6.1 million in 2002.  Gaming expenses for this period were approximately the same as last period due to increased gaming taxes being offset by decreases in slot participation game expenses as a result of the changes in the gaming floor mix and a reduction in payroll expenses due to improved staff scheduling.  Marketing expenses increased by $0.5 million due to more advertising in the Denver area newspapers and more focused direct mail campaigns.  Administrative expenses decreased by $0.1 million due to the decrease in building lease expense for the Bullwhackers Casino that offset higher expenses in utilities and other expenses.  Depreciation and amortization expense was $.1 million higher due to the completion of capital projects in 2002.  Income from operations increased by $.3 million, or 75.0%, to $0.7 million in 2003 from $0.4 million in 2002.

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

Hollywood Casino Corporation

The acquisition of Hollywood Casino Corporation was completed on March 3, 2003, but for accounting purposes was effective as of March 1, 2003.  For the period from July 1, 2003 to September 30, 2003, the Hollywood Casino facilities in Aurora, Tunica and Shreveport had net revenues of $119.4 million consisting mainly of gaming revenues.  Operating expenses totaled $100.4 million and consisted of gaming expense ($55.1 million), food, beverage and other expenses ($17.6 million), general and administrative expenses ($21.8 million) and depreciation and amortization ($6.7 million). Income from operations for the three months ended September 30, 2003 was $19.0 million.

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

EBITDA for the nine months ended September 30, 2003 increased by $85.7 million, or 79.5%, to $193.5 million in 2003 from $107.8 million in 2002. The EBITDA contribution from the three Hollywood Casino facilities accounted for $65.2 million of the EBITDA increase, Charles Town, as a result of its expansion since the first quarter 2002, increased its EBITDA by $18.8 million.  The other properties had a net decrease in EBITDA of $1.7 million. Income from operations for the nine months ended September 30, 2003 increased by $61.7 million, or 77.5%, to $141.3 million in 2003 from $79.6 million in 2002.  The Hollywood Casino properties and Charles Town, as a result of its expansion accounted for $49.8 million and $12.9 million of the increase in income from operations, respectively.  The other properties accounted for a $1.0 million decrease.  Corporate expenses increased by $5.2 million due to Hollywood Casino Corporation expenses, the addition of management staff in Wyomissing, expenditures for passage of Pennsylvania slot legislation and an increase in general office expenses associated with increased staff.

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

Total operating expenses for the nine months ended September 30, 2003 increased by $.7 million, or 1.1%, to $63.0 million in 2003 from $62.3 million in 2002.  Gaming expenses increased by $.3 million, or .8%, due to the tax affect of the increased gaming revenues and increases to player marketing and giveaway costs.  Other operating expenses increased by approximately $.7 million, including general and administrative expenses and depreciation and amortization expenses.  Income from operations increased by $2.0 million, or 12.2%, to $18.3 million in 2003 from $16.3 million in 2002.

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

Total operating expenses for the nine months ended September 30, 2003 increased by $6.7million, or 10.5%, to $70.2 million in 2003 from $63.5 million in 2002.  Gaming and related expenses (including marketing expense) for the nine months ended September 30, 2003 increased by $3.2 million, or 8.7%, to $39.9 million in 2003 from $36.7 million in 2002.  Gaming taxes on the additional $6.4 million of casino revenue accounted for $.7 million of the increased gaming expenses.  Increased marketing expenditures, primarily entertainment expenses, and expenses relating to giveaways, and VIP function-related expenses accounted for the majority of the balance of increased gaming and related costs.  Non-gaming expenses for the nine months ended September 30, 2003 increased by $1.4 million, or 19.7%, to $8.5 million in 2003 from $7.1 million in 2002, due to the additional costs associated with operating the new hotel, restaurant, spa and convention facilities.  Administrative expenses for the nine months ended September 30, 2003 increased by $.7 million, or 5.2%, to $14.1 million in 2003 from $13.4 million in 2002.  Last year, administrative expenses included $1.2 million in pre-opening expenses for the new hotel complex.  Depreciation and amortization expense was $1.1 million higher as a result of the completion of $22.5 million of capital projects in 2002.  Income from operations increased by $1.7 million, or 20%, to $10.2 million in 2003 from $8.5 million in 2002.

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

Hollywood Casino Corporation

The acquisition of Hollywood Casino Corporation was completed on March 3, 2003, but for accounting purposes was effective as of March 1, 2003.  For the period from March 1, 2003 to September 30, 2003, the Hollywood Casino facilities in Aurora, Tunica and Shreveport had net revenues of $299.3 million consisting mainly of gaming revenues.  Operating expenses totaled $250.8 million and consisted of gaming expense ($142.2 million), food, beverage and other expenses ($40.9 million), general and administrative expenses ($52.4 million) and depreciation and amortization ($15.3 million).  Income from operations for the nine months ended September 30, 2003 was $49.8 million.

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

The Charles Town facility added 38,300 square feet of gaming space, which houses 746 additional slot machines, expands the food court and provides space for an entertainment facility.  Cost of the construction and related activities was estimated at $24.0 million, of which we have contracts in the amount of $2.4 million still remaining at September 30, 2003.  The additional gaming space was opened to the public on July 1, 2003.  The remaining work to be completed in the food court area and entertainment facility is scheduled to be complete by year-end.

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

For 2003, we expect to expend approximately $30 million for maintenance capital expenditures at our properties, including the Hollywood Casino properties.  As of September 30, 2003 we have spent $17.3 million of the $30 million budgeted.

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

At September 30, 2003, we had an outstanding balance of $607.4 million on term loans A and B and $92.6 million to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $7.2 million.

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

PENN NATIONAL GAMING, INC.

November 24, 2003	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer