Form 10-K
period 2003-12-31
PENN NATIONAL GAMING INC
filed 2004-03-15
CIK 921738

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $811.6 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2003. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

        The number of shares of the registrant's Common Stock outstanding as of March 2, 2004 was 39,896,450.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its 2004 annual meeting of shareholders are incorporated by reference into Part III.

        This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. These statements are included throughout the document, including the section entitled "Risk Factors," and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "expects," "intends," "may," "will," "should" or "anticipates" or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

  •
  our expectations of future results of operations or financial condition;

  •
  our expectations for our properties and the facility that we manage in Canada;

  •
  the timing, cost and expected impact on our market share and results of operations of our planned capital expenditures;

  •
  the impact of our regional diversification;

  •
  our expectations with regard to further acquisitions and the integration of any companies we have acquired or may acquire;

  •
  the outcome and financial impact of the litigation in which we are involved;

  •
  the actions of regulatory authorities with regard to our business and the impact of any such actions;

  •
  the expected effect of regulatory changes that we are pursuing or monitoring; and

  •
  our expectations of the continued availability of capital resources.

        Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below under the heading "Risk Factors" and in the information incorporated by reference herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

  •
  the passage of state, federal or local legislation that would expand, restrict, further tax or prevent gaming operations in the jurisdictions in which we do business;

  •
  the activities of our competitors;

  •
  increases in our effective rate of taxation at any of our properties or at the corporate level;

  •
  successful completion of capital projects at our gaming and pari-mutuel facilities;

  •
  the existence of attractive acquisition candidates and the costs and risks involved in the pursuit of those acquisitions;

  •
  our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses;

  •
  the maintenance of agreements with our horsemen and pari-mutuel clerks;

  •
  our dependence on key personnel;

  •
  the impact of terrorism and other international hostilities;

  •
  the availability and cost of financing; and

  •
  the outcome and financial impact from the event of default under the indentures governing the 13% senior secured notes due 2006 and 13% first mortgage notes due 2006 issued by the Hollywood Casino Shreveport general partnership and Shreveport Capital Corporation.

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

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading, diversified, multi-jurisdictional owner and operator of gaming properties, as well as horse racetracks and associated off-track wagering facilities, or OTWs, which we collectively refer to in this document as our pari-mutuel operations. We own or operate nine gaming properties located in Colorado, Illinois, Louisiana, Mississippi, Ontario and West Virginia that are focused primarily on serving customers within driving distance of the properties. We also own two racetracks and eleven OTWs in Pennsylvania, one racetrack in West Virginia, and, through a joint venture, own and operate a racetrack in New Jersey. We believe that our portfolio of assets provides us with a diversified cash flow from operations. We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties in attractive regional markets.

        On March 3, 2003, we completed the acquisition of Hollywood Casino Corporation for a purchase price and related acquisition costs of approximately $397.9 million plus debt, bringing three new regional markets to our expanded gaming portfolio: Aurora, Illinois, Tunica, Mississippi and Shreveport, Louisiana. We believe this combination with Hollywood Casino Corporation makes us the sixth largest publicly-traded gaming company in the United States based on reported total revenues.

        The following table summarizes certain features of our properties and our managed facility as of March 1, 2004:

	Location	Type of Facility	Gaming Square Footage	Gaming Machines	Table Games
Owned Gaming Properties:
Charles Town Entertainment Complex	Charles Town, WV	Land-based gaming/ Thoroughbred racing	121,700	3,500	—
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	53,000	1,161	28
Casino Rouge	Baton Rouge, LA	Dockside gaming	28,000	1,097	31
Casino Magic-Bay St. Louis	Bay St. Louis, MS	Dockside gaming	39,500	1,210	30
Hollywood Casino Tunica	Tunica, MS	Land-based gaming	54,000	1,626	39
Boomtown Biloxi	Biloxi, MS	Dockside gaming	33,600	1,118	21
Hollywood Casino Shreveport	Shreveport, LA	Dockside gaming	59,000	1,434	71
Bullwhackers	Black Hawk, CO	Land-based gaming	20,700	890	—
Operated Gaming Property:
Casino Rama	Orillia, Ontario	Land-based gaming	90,766	2,312	122
Racing Properties:
Penn National Race Course(1)	Harrisburg, PA	Thoroughbred racing	—	—	—
Pocono Downs(1)	Wilkes-Barre, PA	Harness racing	—	—	—
Freehold Raceway(2)	Monmouth, NJ	Harness racing	—	—	—

Totals			500,266	14,348	342

(1)
In addition to our racetracks, Penn National Race Course and Pocono Downs operate six and five off-track wagering facilities, respectively, located throughout Pennsylvania.

(2)
Pursuant to a joint venture with Greenwood New Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

Recent Developments

Discussions concerning the potential acquisition of Wembley plc

        On November 19, 2003, we announced that we were in discussions with Wembley plc concerning the cash acquisition of some or all of the assets of Wembley plc. On January 27, 2004, the boards of MGM Mirage and Wembley announced that they reached an agreement on an acquisition by MGM Mirage of Wembley plc. We wrote off all of our costs in connection with the due diligence related to the potential acquisition of Wembley plc.

Development activity in Maine

        In November 2003, Maine voters approved legislation permitting the operation of slot machines at existing commercial racetracks provided that the commercial racetrack receives local referendum approval of such operations on or before December 31, 2003. The law required that any such local referendum occur in the racetrack's home community or in a community within a five-mile radius of the racetrack.

        There are two commercial racetracks in the State of Maine. Bangor Raceway is located in Bangor, Maine. It is operated by Bangor Historic Track, Inc., or BHT, on property owned by the City of Bangor. Scarborough Downs is located in Scarborough, Maine. It is owned and operated by Davric Maine Corporation. Voters in Bangor approved the operation of slot machines at Bangor Raceway in June 2003. Voters in Scarborough declined to approve the operation of slot machines at Scarborough Downs in November 2003.

        On December 10, 2003, we announced the execution of an agreement with Davric Maine Corporation that grants us the exclusive rights to develop and operate any gaming facilities, subject to local and regulatory approvals, that Scarborough Downs may be entitled to develop. Under the terms of the agreement, we agreed to provide funding and to work with Scarborough Downs to obtain the local and other approvals necessary to operate a racing and gaming facility in Southern Maine and to obtain a site for such facility. In addition, provided that the necessary approvals have been granted, we agreed to fund the construction costs for the facility. Scarborough Downs would operate the racing facility and receive 100% of the racing facility's net income. Subject to licensing requirements, we would operate the proposed gaming facility and receive 100% of the proposed gaming facility's net income subject to a net gaming revenue sharing arrangement with Scarborough Downs that varies depending on the gaming taxes, horsemen purses and other statutory payments.

        In December 2003, we worked with Scarborough Downs in an attempt to obtain local referendum approval in Westbrook, Maine and Saco, Maine. Voters in both towns declined to approve the operation of slot machines in special municipal elections held on December 30, 2003. As a result, absent a change to current legislation, Scarborough Downs does not currently have an opportunity to obtain the legal right to operate slot machines at its facility. Both Scarborough Downs and we have made proposals to the legislature to amend the current legislation; however, no assurance can be given that the legislature will approve such amendments. As of December 31, 2003, we have expensed approximately $750,000 for costs associated with seeking local approvals to operate a gaming facility.

        On January 6, 2004, we entered into an agreement with Shawn Scott and Capital Seven, LLC to purchase all of the shares of BHT. In conjunction with the purchase agreement, we also secured an option to purchase the interests in Vernon Downs, which does business as Mid-State Raceway, a harness racing facility in Vernon, New York, controlled by an affiliate of Capital Seven, LLC. Initially, the purchase agreement provided that the purchase price would consist of up front cash, progress and milestone payments and a final and more significant payment, subject to adjustment based on the final passage of gaming legislation. The agreement also provided that the closing was subject to a number of conditions and contingencies, including gaming and other approvals.

        On January 15, 2004, the Maine Harness Racing Commission, or MHRC, issued an order providing that they would issue a conditional license to BHT if, among other things, we accelerated our purchase of BHT. In order to comply with the MHRC order, we amended our purchase agreement to provide for an accelerated closing without the payment of any additional funds and to provide for the payment of the balance of the purchase price over time if, and when, the various conditions and contingencies specified for such additional payments were satisfied. In addition, we also provided for a put mechanism allowing us to dispose of our ownership interest under certain circumstances. Upon exercise of the put, the shares would be transferred to a trustee who has been instructed to resell the shares for the benefit of the seller. In such event, the seller will be entitled to keep any amounts paid or accrued through the date of the put. On February 12, 2004, after the completion of the due diligence process, we decided not to exercise our option to purchase the interest in Vernon Downs.

        At this stage, no assurance can be given that we will be able to complete the transaction contemplated by the purchase agreement. In addition, both the regulatory and legislative environment are currently subject to significant uncertainty. While the voter initiated legislation authorizing the operation of slot machines at commercial tracks became effective in February 2004, the MHRC has not yet commenced the process of adopting rules and regulations necessary to allow for the issuance of gaming related licenses. In addition, the Maine legislature is currently considering various amendments to the existing legislation that may adversely impact the timing and ability of BHT to conduct gaming operations. Finally, although the MHRC issued an order on March 3, 2004 conditionally granting to BHT a license, subject to certain conditions, to conduct racing operations at Bangor Raceway in 2004, certain special interest groups have commenced litigation challenging the grant of the racing license to BHT. While we intend to defend BHT vigorously, such challenges, if successful, may adversely impact the timing and ability of BHT to conduct racing or gaming operations at Bangor Raceway.

Bid for Illinois license

        On January 22, 2004, we submitted a bid to finance and construct a casino in the greater Chicago area. We were one of seven companies seeking to purchase the bankrupt Emerald Casino, Inc. and one of three companies proposing to construct a casino in Rosemont, Illinois. We were not among the three finalists selected by the Illinois Gaming Board on February 24, 2004.

Hollywood Casino Shreveport

        On February 3, 2004, our indirect subsidiary, HCS I, Inc., the managing general partner of Hollywood Casino Shreveport general partnership, or HCS, announced that its Board of Directors has initiated a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex of HCS located in Shreveport, Louisiana. The announcement followed action by the Board authorizing HCS's financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee to oversee the sale process, consisting of the director who is not employed directly by us. The Board created the independent committee in case we seek to participate as a bidder in the sale process. The Board took action after consultation with an ad hoc committee of holders of the $150 million First Mortgage Notes due 2006 and the $39 million Senior Secured Notes due 2006, which we refer to as the Hollywood Casino Shreveport notes, issued by HCS and its subsidiary Shreveport Capital Corporation. Although no formal agreement has been reached with the ad hoc committee regarding the sale process, HCS anticipates that it will consult with the ad hoc committee throughout the process. There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Hollywood Casino Shreveport notes in full. HCS currently anticipates that any transaction would be effected through a federal bankruptcy proceeding. HCS did not make the August 1, 2003 and the February 1, 2004 interest payments, aggregating $24.6 million, due on the Hollywood Casino Shreveport notes. The Hollywood Casino Shreveport notes have been in default under the terms of their respective note indentures since May 2003. The Hollywood Casino Shreveport notes are non-recourse to us and our subsidiaries (other than HCS, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.).

Owned Gaming Properties

Charles Town Entertainment Complex

        The Charles Town Entertainment Complex in Charles Town, West Virginia was our most profitable property for 2003. The Charles Town Entertainment Complex features approximately 3,500 gaming machines (up from 2,715 in 2002), live thoroughbred racing, simulcast wagering and dining. The facility is located within approximately a one-hour drive from Baltimore, Maryland and Washington, D.C. and is the only gaming property located conveniently west of these two cities. The complex is located on a portion of a 250-acre parcel and includes a 3/4-mile all-weather, lighted thoroughbred racetrack with a 3,000-person grandstand. Significant undeveloped land surrounds the property and we have a right of first refusal for an additional 250 acres that are adjacent to the complex.

        We have undertaken a number of initiatives to drive growth at Charles Town. In September 2002, we opened 20,000 square feet of new gaming space along with a five-outlet food court, two lounges and a larger retail shop. On July 1, 2003, we opened the Hollywood slot gaming area, a 38,100 square foot themed area with 746 slot machines. The new gaming area offers a stage, lounge and new valet entrance. In 2004, we seek to expand the parking garage and add an additional 300 gaming machines.

Hollywood Casino Aurora

        Hollywood Casino Aurora is located in Aurora, Illinois, the third largest city in Illinois, approximately 35 miles west of Chicago. The facility is easily accessible from major highways, can be reached by train from downtown Chicago, and is approximately 30 miles from both the O'Hare International and Midway airports. The principal target markets are Chicago and the surrounding northern and western suburbs.

        Hollywood Casino Aurora is a 53,000 square foot single-level dockside casino facility with 28 gaming tables and 1,161 gaming machines. The facility features a glass-domed, four-story atrium with two upscale lounges, the award-winning Fairbanks® gourmet steakhouse, the Hollywood Epic Buffet®, a 1950's-style diner, a high-end customer lounge and a private dining room for premium players. Hollywood Casino Aurora also has two parking garages with approximately 1,564 parking spaces. In addition, Hollywood Casino Aurora has retail items at the Hollywood Casino Studio Store™, a highly themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise from major Hollywood studios.

Casino Rouge

        Casino Rouge is currently one of two dockside riverboat gaming facilities operating in Baton Rouge, Louisiana. The property features a four-story, 47,000-square foot riverboat casino, reminiscent of a nineteenth century Mississippi River paddlewheel steamboat, and a two-story, 58,000-square foot dockside embarkation building. The riverboat features approximately 28,000 square feet of gaming space, 1,097 gaming machines and 31 table games and has a capacity of 1,800 customers. The dockside embarkation facility offers a variety of amenities, including a steakhouse, a 268-seat buffet, food and bar service, a lounge area that includes a band stage and dance floor, meeting and planning space and a gift shop.

Casino Magic—Bay St. Louis

        Casino Magic—Bay St. Louis currently offers 39,500 square feet of gaming space, with 1,210 slot machines and 30 table games. Casino Magic—Bay St. Louis is located on the Mississippi Gulf Coast, within driving distance of New Orleans, Louisiana, Mobile, Alabama and other cities in the Southeast. We were the first dockside casino in Mississippi to operate on a barge rather than a traditional riverboat. The casino is located on a 17-acre marina with the adjoining land-based facilities situated on 591 acres. The property includes the 291-room Bay Tower Hotel, the 201-room Casino Magic Inn, banquet and meeting space, a 10,000 square foot conference facility, an 1,800-seat entertainment facility, an 18-hole Arnold Palmer-designed championship golf course, five restaurant venues and a live entertainment lounge. There remains ample room for expansion, to the extent the market grows.

Hollywood Casino Tunica

        Hollywood Casino Tunica is located in Tunica, Mississippi. Tunica County is the closest gaming jurisdiction to, and is easily accessible from, the Memphis, Tennessee metropolitan area. The Tunica market has become a regional destination resort, attracting customers from surrounding markets such as Nashville, Tennessee, Atlanta, Georgia, St. Louis, Missouri, Little Rock, Arkansas, and Tulsa, Oklahoma.

        Hollywood Casino Tunica features a 54,000 square foot, single-level casino with approximately 1,626 slot machines and 39 table games. Hollywood Casino Tunica's 494-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons. In 2003, we completed the conversion of 22 hotel rooms into eleven new suites and renovations to the rest of the hotel rooms.

        The casino includes the highly-themed Adventure Slots® gaming area, featuring multimedia displays of memorabilia from famous adventure motion pictures and over 200 slot machines. Additional entertainment amenities include the award-winning Fairbanks steakhouse, the Hollywood Epic Buffet, a 1950's-style diner named the Hollywood Diner, an entertainment lounge, a premium players' club, a themed bar facility, an indoor pool and showroom as well as banquet and meeting facilities. There is also an 18-hole championship golf course adjacent to the facility that is owned and operated through a joint venture with Harrah's and Boyd Gaming. In addition, Hollywood Casino Tunica offers parking for 1,635 cars.

Boomtown Biloxi

        Boomtown Biloxi, also located in the Mississippi Gulf Coast, offers 33,600 square feet of gaming space, with 1,118 slot machines and 21 table games. In addition, the property includes a full service buffet/menu service restaurant, a 120-seat deli-style restaurant, a full-service bakery, a western dance hall/cabaret and a 20,000-square foot family entertainment center.

        Boomtown Biloxi offers gaming and entertainment amenities to primarily local, middle-income customers. The casino has an "old west" theme with western memorabilia, country/western music and employees dressed in western attire. Our strategy is to continue to focus on this market by providing moderately priced, quality amenities and by utilizing a broad array of marketing programs.

Hollywood Casino Shreveport

        Hollywood Casino Shreveport is located in Shreveport, Louisiana, and is 190 miles east of Dallas, Texas. The principal target markets for Hollywood Casino Shreveport are Dallas, Fort Worth and other communities in East Texas.

        The Hollywood Casino Shreveport resort consists of a 403-room, all suites, art deco-style hotel, and a three-level riverboat dockside casino. The casino contains approximately 59,000 square feet of space with approximately 1,434 slot machines and 71 table games.

        The centerpiece of the resort is a 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities. An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. Other amenities include the Fairbanks gourmet steakhouse, the Hollywood Epic Buffet, the Hollywood Diner, the Director's Club and the Celebrity Lounge. Hollywood Casino Shreveport also features the unique Hollywood theme throughout its gaming, dining and entertainment facilities that has been successfully applied at Hollywood Casino Aurora and Hollywood Casino Tunica.

Bullwhackers

        In April 2002, we acquired the assets of the Bullwhackers properties in Black Hawk, Colorado from Colorado Gaming and Entertainment Co., a subsidiary of Hilton Group plc. These assets include the Bullwhackers Casino, the adjoining Bullpen Sports Casino and the Silver Hawk Saloon and Casino. The Bullwhackers Casino includes 20,700 square feet of gaming space consisting of 890 slot machines. These casinos are located on leased land and 3.25 acres of land purchased by us in the acquisition, most of which is utilized for a 475-car parking area.

        In 2003, we completed renovations to the interior and exterior of our casinos to improve the quality of the customer experience and increase our market share. On April 24, 2003, we completed the purchase of the land lease for Bullwhackers Casino for $6.1 million including closing costs.

Operated Gaming Property

Casino Rama

        Through CHC Casinos Canada Limited, or CHC Casinos, our indirectly wholly-owned subsidiary, we operate Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. Casino Rama was established in July 1996 and is located on the lands of the Mnjikaning First Nation, approximately 90 miles north of Toronto. The property has approximately 90,766 square feet of gaming space, 2,312 gaming machines and 122 table games. A 5,000-seat entertainment facility was opened in July 2001 and a 300-room hotel was opened on June 30, 2002. The majority of the capital for this expansion was financed by an affiliate of the Mnjikaning First Nation, and is projected to be repaid out of the revenue of Casino Rama pursuant to the terms of the management contract. We were not required to commit any capital to these projects.

        The Development and Operating Agreement under which CHC Casinos operates the facility, which we refer to as the management contract for Casino Rama, sets out the duties, rights and obligations of CHC Casinos. As the operator, CHC Casinos is entitled to a base fee equal to 2.0% of gross revenues of the casino and an incentive fee equal to 5.0% of the casino's net operating profit. The agreement terminates on July 31, 2011, and the Ontario Lottery and Gaming Corporation has the option to extend the term of the agreement and CHC Casinos' appointment as operator for two successive periods of five years each commencing on August 1, 2011.

Racing Properties

Racing Property Overview

        In addition to our gaming assets, we own and operate Penn National Race Course, Pocono Downs and eleven off-track wagering facilities, or OTWs, in Pennsylvania and Freehold Raceway in New Jersey.

        Penn National Race Course is located on approximately 225 acres and is 15 miles northeast of Harrisburg, 100 miles west of Philadelphia and 200 miles east of Pittsburgh. Penn National is one of only two thoroughbred racetracks in Pennsylvania. The property includes a one-mile all-weather, lighted thoroughbred racetrack, a 7/8-mile turf track, a grandstand and a clubhouse. The property also includes approximately 400 acres that are available for future expansion or development.

        Pocono Downs, located on approximately 400 acres in Plains Township, outside Wilkes-Barre, Pennsylvania, is one of only two harness racetracks in Pennsylvania. The property includes a 5/8-mile all-weather, lighted harness racetrack, a grandstand and a clubhouse.

        Our OTWs and racetracks provide areas for viewing import simulcasts and televised sporting events, placing pari-mutuel wagers and dining. We operate eleven of the twenty-one OTWs in operation in Pennsylvania; two remaining OTWs are authorized for operation. Only licensed racing associations can operate OTWs or accept customer wagers on simulcast races. We have been transmitting simulcasts of our races to other OTWs and receiving simulcasts of races from other OTWs for wagering by customers at our OTW locations year-round for more than eight years. Import simulcasts typically include races from premier racetracks such a Belmont Park, Churchill Downs, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga.

        In October 1998, we formed a 50%-50% joint venture with Greenwood New Jersey, Inc., a subsidiary of Greenwood Racing, Inc. In January 1999, Greenwood New Jersey acquired certain assets of Garden State Park and Freehold Raceway on behalf of the joint venture. In July 1999, after receiving New Jersey Racing Commission approval, we completed our investment in the joint venture through our interest in Pennwood Racing, Inc. Until May 2001, we operated and held a leasehold interest in Garden State Park through our interest in Pennwood Racing, Inc. In May 2001, Garden State Park was sold and the joint venture ceased operating it. Freehold Raceway is located on a 51-acre site in western Monmouth, New Jersey and is the nation's oldest harness track. The property is located less than fifty miles from New York City. Daytime racing has been conducted at Freehold Raceway since 1853 and pari-mutuel wagering commenced in 1941. The grandstand can accommodate up to 10,000 spectators in its 150,000 square foot, five level, steel frame, enclosed, fully heated and air conditioned facility. The grandstand also offers a sit-down restaurant and seven concession stands.

  Agreements with Horsemen and Pari-Mutuel Clerks

        We are required to have agreements with the horsemen at each of our racetracks to conduct our live racing and simulcasting activities. In addition, in order to operate gaming machines in West Virginia, we must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

        At the Charles Town Entertainment Complex, we have an agreement with the Charles Town horsemen that expires on June 30, 2004. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on December 31, 2004.

        Our agreement with the Pennsylvania Thoroughbred horsemen at Penn National Race Course expires on March 31, 2004. Our agreement with the Pennsylvania Harness horsemen at Pocono Downs expires on March 16, 2004.

        We have an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at six of our OTWs. That agreement expires on September 30, 2005. We also have an agreement with Local 137 at Penn National Race Course with respect to pari-mutuel clerks and admissions and Telebet personnel that expired on September 30, 2002. To date, we have operated under that contract by formal and informal extensions.

        Pennwood Racing also has an agreement in effect with the horsemen at Freehold Raceway which expires May 2006.

  Telephone Account Wagering/Internet Wagering

        In 1983, we pioneered Telebet®, the complete account wagering operation for Penn National Race Course. The platform offers account wagering on more than 70 U.S. racetracks, and currently has more than 8,900 active telephone account betting customers from the 17 states that permit account wagering. In 1995, Pocono Downs instituted Dial-A-Bet®, a similar account betting system.

        We have also developed strategic relationships to further our wagering activities. In August 1999, we entered into an agreement with eBet Limited, an Internet wagering operation in Australia, to license their eBetUSA.com technology in the U.S. Through eBetUSA.com, Inc., our wholly-owned subsidiary, we use the eBetUSA.com technology to permit on-line pari-mutuel horseracing wagering over the internet in selected jurisdictions with the approval of the Pennsylvania State Horse Racing Commission and the Pennsylvania Harness Racing Commission and as permitted by applicable federal and state laws, rules and regulations. We currently accept wagers from residents of 17 U.S. jurisdictions.

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

        BSL, Inc., our wholly-owned subsidiary entered into a License Agreement with Casino Magic Corp. dated August 8, 2000 pursuant to which it uses "Casino Magic" and other trademarks.

        BTN, Inc., our wholly-owned subsidiary, entered into a License Agreement with Boomtown, Inc. dated August 8, 2000 pursuant to which it uses "Boomtown" and other trademarks.

        As a result of our acquisition of Hollywood Casino Corporation, we own the service mark "Hollywood Casino "which is registered with the U.S. Patent and Trademark Office. We have been informed that our rights to the "Hollywood Casino" service mark are well established and have significant competitive value to the Hollywood casino properties. We have also acquired other trademarks used by the Hollywood Casino facilities and their related services. These marks are either registered or are the subject of pending applications with the U.S. PTO.

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

        Charles Town, West Virginia.    Our gaming machine operations at the Charles Town Entertainment Complex face competition from other gaming machine venues in West Virginia and in neighboring states (including, but not limited to, Dover Downs, Delaware Park and Harrington Raceway in Delaware and the casinos in Atlantic City, New Jersey). These venues are permitted to offer significantly higher stakes for their gaming machines than are permitted in West Virginia. Atlantic City, New Jersey does not have a per-pull limit on its gaming machines, while Delaware has a $25 per-pull limit. The per-pull limit in West Virginia is currently $5 per gaming machine. In addition, both Maryland and Pennsylvania are considering the legislation permitting slot machines in their states. The failure to attract or retain gaming machine customers at the Charles Town Entertainment Complex, whether arising from such competition or from other factors, could have a material adverse effect on our business, financial condition and results of operations. The West Virginia Legislature is considering a bill to allow certain table games at racetracks in the state, although it appears that there are insufficient votes to pass table games legislation this season.

        Aurora, Illinois.    Aurora is part of the Chicago-area market that includes properties in the Chicago suburbs in both Illinois and northern Indiana. Hollywood Casino Aurora faces competition from eight other riverboat casinos in the Chicago-area market, three dockside casinos that are located in Illinois and five dockside casinos that are located in Indiana. Due to the significantly higher gaming taxes imposed on Illinois riverboats in 2002 and 2003, the Indiana riverboats are generally able to spend greater amounts on marketing and other amenities, which has significantly increased their ability to compete with the Illinois riverboats.

        New competition in the region is currently limited by state legislation. The Illinois Riverboat Gambling Act and the regulations promulgated by the Illinois Gaming Board under the Riverboat Gambling Act authorize only ten owners' licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the ten licensed sites. All authorized owners' licenses have been granted; however, one of the licenses is dormant due to a pending bankruptcy proceeding and ongoing dispute among the investors in such license, their host city, the Illinois Gaming Board and Illinois government. Illinois is currently seeking to sell this tenth license. In the event that these disputes are fully resolved and a sale is consummated, this license will likely become operational. We may face additional competition if such a licensee were to open a gaming facility near Hollywood Casino Aurora.

        Baton Rouge, Louisiana.    Casino Rouge faces competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and from non-casino gaming opportunities within Louisiana. The principal competitor to Casino Rouge is the Argosy Casino, which is the only other licensed riverboat casino in Baton Rouge. We also face competition from three major riverboat casinos and one land-based casino in the New Orleans area, which is approximately 75 miles from Baton Rouge, and from three Native American casinos in Louisiana. The two closest Native American casinos are land-based facilities located approximately 45 miles southwest and approximately 65 miles northwest of Baton Rouge. In addition, we face competition from a racetrack located approximately 55 miles from Baton Rouge that began operating approximately 1,500 gaming machines in December 2003. We will face competition from this racetrack once it operates gaming machines. We also face competition from several truck stop gaming facilities located in certain surrounding parishes, each of which are authorized to operate up to 50 video poker machines.

        Mississippi Gulf Coast.    Our Mississippi Gulf Coast casino operations, Boomtown Biloxi and Casino Magic-Bay St. Louis, face intense competition. Dockside gaming has grown rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in March 1992 to twelve operating dockside casinos on December 31, 2003. Nine of these facilities are located in Biloxi, two are located in Gulfport and one is located in Bay St. Louis. In addition, the Mississippi Gaming Control Act does not limit the number of licenses that may be granted and there are a number of additional sites located in the Gulf

Coast region that are in various stages of development. Any significant increase in the competition in the region could negatively impact our existing operations.

        Tunica County, Mississippi.    Hollywood Casino Tunica faces intense competition from nine other casinos operating in north Tunica County and Coahoma County. The Tunica County market is segregated into two casino clusters, Casino Center and Casino Strip, where Hollywood Casino Tunica is located, as well as three stand-alone properties. A shuttle service provides transportation between the various Tunica County casinos. In addition, we compete with another casino located approximately 40 miles south of the Casino Strip cluster in Coahoma County. The close proximity of the casinos in Tunica County has contributed to the competition between casinos because it allows consumers to visit a variety of casinos in a short period of time. The Mississippi Gaming Control Act does not limit the number of licenses that may be granted. Any significant increase in new competition in or around Tunica County could negatively impact the operations of Hollywood Casino Tunica.

        Hollywood Casino Tunica also competes to some extent with a land-based casino complex operated by the Mississippi Band of Choctaw Indians in central Mississippi, approximately 200 miles south and east of Memphis, TN. In addition, Hollywood Casino Tunica may eventually face competition from the opening of gaming casinos closer to Memphis, such as in DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, most recently in November 1996, and by statute cannot vote on such an issue again until November 2004. Casino gaming is not currently legalized in Tennessee or Arkansas; however, the legalization of gaming in either Tennessee or Arkansas could have a material adverse impact on Hollywood Casino Tunica.

        Shreveport, Louisiana.    The Shreveport/Bossier City gaming market is characterized by intense competition. Hollywood Casino Shreveport competes directly with five casinos and a racetrack in the Shreveport market. All but one of these competitors have operated in the Shreveport market for several years and have established customer bases and the newest facility is owned by one of the existing participants in the market. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the Texas legislature has considered proposals to authorize casino gaming in the past. In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area. Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to Hollywood Casino Shreveport's Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past. Since Hollywood Casino Shreveport draws a significant amount of its customers from the Dallas/Fort Worth area but is located approximately 180 miles from that area, we believe Hollywood Casino Shreveport will face increased competition from these types of facilities.

        Black Hawk, Colorado.    The Black Hawk gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, types and pricing of non-gaming amenities, name recognition and overall atmosphere. There are currently 21 gaming facilities in the Black Hawk market and five gaming facilities in nearby Central City. Central City and Black Hawk gaming facilities compete for visitors, but historically, Black Hawk has enjoyed an advantage over Central City because customers have to drive through Black Hawk to reach Central City. Central City has received approval for the development of a road directly connecting Central City and Black Hawk with Interstate 70, which would allow customers to reach Central City without driving by or through Black Hawk. Construction has begun and it is anticipated that the project will be completed by the end of 2004.

        Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. At present, Colorado law does not authorize video lottery terminals and, in November 2003, voters defeated a ballot referendum to permit 500 video lottery terminals at each of the state's five currently licensed horse and greyhound race tracks. However, Colorado law permits the legislature, with executive approval, to authorize new types of lottery gaming, such as video lottery terminals, which could compete with slot machine gaming. The legalization of gaming closer to Denver could have a material adverse effect on our Bullwhackers operation. Bullwhackers also competes with other existing forms of gaming in Colorado, including lottery gaming, and horse and dog racing.

        Ontario.    Our operation of Casino Rama through CHC Casinos Canada Limited faces competition in Ontario from two other commercial casinos, six charity casinos and at least 15 racetracks with gaming machines in the province. All of the casinos (including Casino Rama) and gaming machine facilities are operated by or on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. The Ontario Lottery and Gaming Corporation also operates several province-wide lotteries.

        There are two charity casinos and three racetracks with gaming machine facilities that directly affect Casino Rama. The two charity casinos together have 105 gaming tables and 902 gaming machines. The number of gaming machines at the racetracks ranges from 100 to over 1,700 each.

        There is an interim commercial casino located in Niagara Falls, Ontario, 80 miles southwest of Toronto with approximately 135 gaming tables and 2,700 gaming machines. There is a permanent casino under development in Niagara Falls with a similar number of gaming tables and gaming machines as the interim casino that is scheduled for completion in the spring of 2004.

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

        Our OTWs compete with OTWs owned by other Pennsylvania racetracks, a number of which are in close proximity to us, and new OTWs that may compete with our existing wagering facilities. There are currently two thoroughbred and two harness racetracks in Pennsylvania. On September 26, 2002, MTR Racing Group, Inc. announced that its wholly-owned subsidiary, Presque Isle Downs, Inc., was granted a license by the Pennsylvania State Horse Racing Commission to conduct thoroughbred horse racing and pari-mutuel wagering in Erie, Pennsylvania. MTR Racing Group plans to build a state-of-the-art horse racing facility with dirt and turf racing and simulcasting that will also offer concerts, entertainment, and fine and casual dining. In the event MTR does so, MTR has agreed to purchase from us our OTW in Erie, Pennsylvania.

U.S. and Foreign Revenues

        Our revenues from operations in the U.S. for 2001, 2002 and 2003 were approximately $508.8 million, $644.5 million and $1,149.3 million, respectively. Our revenues from operations in Canada for 2001, 2002 and 2003 were approximately $8.3 million, $11.5 million and $13.7 million, respectively. We currently do not derive revenue from any countries other than the U.S. and Canada and had no operations in Canada prior to 2001.

Segments

        We operate in two segments, gaming and pari-mutuel operations. For financial data about our segments for the years ended December 31, 2001, 2002 and 2003, please see Note 11 to our Consolidated Financial Statements.

Management

Name	Position
Peter M. Carlino	Chairman and Chief Executive Officer
Kevin G. DeSanctis	President and Chief Operating Officer
Leonard M. DeAngelo	Executive Vice President of Operations
William J. Clifford	Senior Vice President—Finance and Chief Financial Officer
Robert S. Ippolito	Vice President, Secretary and Treasurer
Jordan B. Savitch	Senior Vice President and General Counsel

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

        Kevin G. DeSanctis.    Mr. DeSanctis joined us in February 2001 as our President and Chief Operating Officer. From 1995 to 2000, Mr. DeSanctis served as Chief Operating Officer, North America, for Sun International Hotels Limited where he was responsible for complete oversight of day-to-day operations of the company's gaming properties in North America and the Bahamas. Prior to joining Sun International, Mr. DeSanctis' experience included management and pre-opening responsibilities for gaming operations in Las Vegas, Atlantic City, New Orleans and Colorado.

        Leonard M. DeAngelo.    Mr. DeAngelo joined us in July 2003 as Executive Vice President of Operations. From, December 2000 to July 2003, Mr. DeAngelo served as President of the Atlantic City Hilton Casino Resort. Prior to being named President of the Atlantic City Hilton, Mr. DeAngelo served for three years as Corporate Senior Vice President of Casino Marketing with Sun International where, in addition to his marketing responsibilities, he also oversaw information technology initiatives relating to the casinos, including operations, marketing, data warehousing and online projects. From November 1995 to December 1997, Mr. DeAngelo was President of the Sands Hotel and Casino in Atlantic City, New Jersey. He served with the Sands in other executive positions beginning in 1983, holding the titles of Director of Casino Administration, Vice President Casino Administration and Senior Vice President before being named President. He began his career in the gaming and hotel industry in 1979 at Bally's Park Place Hotel and Casino in Atlantic City.

        William J. Clifford.    Mr. Clifford joined us in August 2001 and was appointed to his current position as Senior Vice President—Finance and Chief Financial Officer in October 2001. From March 1997 to July 2001, Mr. Clifford served as the Chief Financial Officer and Senior Vice President of Finance with Sun International Resorts, Inc., Paradise Island, Bahamas. From November 1993 to February 1997, Mr. Clifford was Financial, Hotel and Operations Controller for Treasure Island Hotel and Casino in Las Vegas, Nevada. From May 1989 to November 1993, Mr. Clifford was Controller for

Golden Nugget Hotel and Casino, Las Vegas, Nevada. Prior to May 1989, Mr. Clifford held the positions of Controller for the Dunes Hotel and Casino, Las Vegas, Nevada, Property Operations Analyst with Aladdin Hotel and Casino, Las Vegas, Nevada, Casino Administrator with Las Vegas, Hilton, Las Vegas, Nevada, Senior Internal Auditor with Del Webb, Las Vegas, Nevada and Agent, Audit Division, of the Nevada Gaming Control Board, Las Vegas, and Reno, Nevada.

        Robert S. Ippolito.    In July 2001, we appointed Mr. Ippolito to the position of Vice President. Mr. Ippolito has served as our Secretary and Treasurer since April 1994 and as our Chief Financial Officer from April 1994 until July 2001. Mr. Ippolito brings more than 21 years of gaming and racing experience to the management team both as a manager at a major accounting firm and as an officer of companies in the racing business.

        Jordan B. Savitch.    Mr. Savitch joined us in September 2002 as Senior Vice President and General Counsel. From June 1999 to April 2002, Mr. Savitch served as a director and senior executive at iMedium, Inc., a venture-backed software company offering innovative software solutions for increasing sales effectiveness. From 1995 to 1999, Mr. Savitch served as senior corporate counsel at Safeguard Scientifics, Inc., a NYSE-listed company specializing in identifying, developing and operating emerging technology companies. Mr. Savitch also spent four years in private practice as an associate at Willkie Farr & Gallagher, LLP in New York, New York.

Governmental Regulations

        The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

        Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Employees and Labor Relations

        As of March 2, 2004, we had 12,919 full-time employees.

        At the Charles Town Entertainment Complex, we have an agreement with the Charles Town horsemen that expires on June 30, 2004. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on December 31, 2004.

        Our agreement with the Pennsylvania Thoroughbred horsemen at Penn National Race Course expires on March 31, 2004. Our agreement with the Pennsylvania Harness horsemen at Pocono Downs expires on March 16, 2004.

        We have an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at six of our OTWs. That agreement expires on September 30, 2005. We also have an agreement with Local 137 at Penn National Race Course with respect to pari-mutuel clerks and admissions and Telebet personnel that expired on September 30, 2002. To date, we have operated under that contract by formal and informal extensions.

        Pennwood Racing also has an agreement in effect with the horsemen at Freehold Raceway which expires May 2006.

Risks Related to Our Business

A substantial portion of our revenues and operating income is derived from our Charles Town and Aurora facilities.

        Approximately 45.7% and 69.6% of our revenue and operating income, respectively, for the year ended December 31, 2003 was derived from our Charles Town and Aurora operations. We expect that a substantial portion of our revenues and operating income for the immediate future will be derived from our Charles Town, West Virginia and Aurora, Illinois facilities. If, among other things, new competitors enter one of these markets, our effective rate of taxation is increased, economic conditions in one of these regions deteriorates or a business interruption occurs, our operating revenues and cash flow could decline significantly. For example, in July, 2003, the State of Illinois increased admissions tax rates, certain tax rates and added new tax brackets for gaming licenses. We have taken steps to mitigate the Illinois tax increase through a variety of methods including employee reduction, marketing and promotional programs reductions, other cost reductions and the adoption of admission fees. While these steps have been successful, we cannot assure you that they will continue to be successful.

There is substantial risk inherent in potential acquisitions in the gaming industry.

        Because of the complex conditions which must be satisfied in order to complete acquisitions in the gaming industry and the regulatory approvals required in connection with such acquisitions, our involvement in potential acquisitions may result in uncapitalized expenses, non-recurring charges, litigation, substantial obligations and a substantial risk of loss.

We may face disruption in integrating and managing facilities we have acquired or may acquire in the future.

        The integration of any properties we may acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business and may interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations.

        We continually evaluate opportunities to acquire new properties, some of which are potentially significant in relation to our size. We expect to continue pursuing expansion and acquisition opportunities and could face significant challenges in managing and integrating the expanded or combined operations. Management of new properties, especially in new geographic areas, may require that we increase our managerial resources. If we fail to effectively manage any growth we may have, it could materially adversely affect our operating results. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions.

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

        We expect to use a portion of our cash on hand, cash flow from operations and available borrowings under our revolving credit facility for capital expenditures at our properties. These enhancements involve risks, including cost over-runs, delays, market deterioration and receipt of required licenses, permits or authorizations, among others.

        Any proposed enhancement will require us to significantly increase the size of our existing work force at those properties. We cannot be certain that management will be able to hire and retain a sufficient number of employees to operate these facilities at their optimal levels. The failure to employ the necessary work force could result in inadequate customer service that could ultimately harm profitability.

We face significant competition from other gaming operations and racing and pari-mutuel operations.

        Gaming Operations.    The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than our resources. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions.

        Legalized gambling is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions may legalize gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other entities will increase competition for our gaming operations and could have a material adverse impact on us.

        Racing and pari-mutuel operations.    Our racing and pari-mutuel operations face significant competition for wagering dollars from other racetracks and OTWs, some of which also offer other forms of gaming, as well as other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania, New Jersey, Delaware and West Virginia lotteries. Our telephone account and internet wagering operations compete with providers of such services throughout the country. We also may face competition in the future from new OTWs, new racetracks or new providers of telephone account or internet wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing and pari-mutuel operations, such gaming opportunities could have a material adverse effect on our business, financial condition and results of operations.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

        We are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors and others in the ordinary course. As with all litigation, no assurance can be provided as to the outcome of these matters and in general, litigation can be expensive and time consuming. We believe that we have defenses to these lawsuits and are contesting them vigorously. However, we cannot be sure that we will be successful in defending these claims, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

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

        We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming and pari-mutuel facilities. We cannot assure you that we will be able to retain them or demonstrate suitability to obtain any new licenses, registrations, permits or approvals. If we expand our gaming operations in Canada, Colorado, Illinois, Louisiana, Mississippi, New Jersey, Pennsylvania, West Virginia or to new areas, we will have to meet suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful. An unsuccessful license application or renewal in one jurisdiction can adversely affect licensing in other jurisdictions.

        Gaming authorities in the U.S. generally can require that any beneficial owner of our securities, including holders of our common stock file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our common stock, to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner's suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities.

        Potential changes in regulatory environment.    From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results.

        Taxation and fees.    We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations. For example, in July 2003, the State of Illinois increased the graduated gaming tax rate structure by increasing certain tax rates, adding new brackets and raising the highest marginal tax rate from 50% to 70%. Additionally, Illinois increased the admission tax from $3 to $4 or $5 per person, depending on the prior year's annual admissions. In the absence of any operational response by us, the tax increases would have reduced our operating income by $30 million in 2003. We have taken steps that have successfully mitigated some of the impact of the tax increase. However, we cannot provide assurance that the steps we took will continue to be successful.

        Compliance with Other Laws.    We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on our key personnel.

        We are highly dependent on the services of Peter M. Carlino, our Chairman and Chief Executive Officer, Kevin G. DeSanctis, our President and Chief Operating Officer and other members of our senior management team. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

Inclement weather and other conditions could seriously disrupt our business, financial condition and results of operations.

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

        We are required to have agreements with the horsemen at each of our racetracks to conduct our live racing and simulcasting activities. In addition, in order to operate gaming machines in West Virginia, we must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

        At the Charles Town Entertainment Complex, we have an agreement with the Charles Town horsemen that expires on June 30, 2004. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on December 31, 2004.

        Our agreement with the Pennsylvania Thoroughbred horsemen at Penn National Race Course expires on March 31, 2004. Our agreement with the Pennsylvania Harness horsemen at Pocono Downs expires on March 16, 2004.

        We have an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at six of our OTWs. That agreement expires on September 30, 2005. We also have an agreement with Local 137 at Penn National Race Course with respect to pari-mutuel clerks and admissions and Telebet personnel that expired on September 30, 2002. To date, we have operated under that contract by formal and informal extensions.

        Pennwood Racing also has an agreement in effect with the horsemen at Freehold Raceway which expires May 2006.

        If we fail to maintain operative agreements with the horsemen at a track, we will not be permitted to conduct live racing and export and import simulcasting at that track and OTWs, and, in West Virginia, we will not be permitted to operate our gaming machines. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that these agreements will be renewed or extended.

We experience quarterly fluctuations in our results of operations.

        Our quarterly operating results fluctuate because of seasonality and other factors. We typically generate the best operating profits in our second and third fiscal quarters, which end in June and September, respectively. These seasonal trends may impact our financial condition to the extent we need more funds during periods of slower activity in the future.

We are subject to environmental laws and potential exposure to environmental liabilities.

        We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and nonhazardous substances and waste. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. From time to time, we incur costs and obligations for correcting environmental noncompliance matters. To date, none of these matters has had a material adverse effect on our business, financial condition or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

        We are also subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to sell or rent such property. The Bullwhackers and Silver Hawk Casinos are located within the geographic footprint of the Clear Creek/Central City Superfund Site, a large area of historic mining activity, which is the subject of state and federal clean-up actions. Although we have not been named a potentially responsible party for this Superfund Site, it is possible that as a result of our ownership and operation of these properties (on which mining may have occurred in the past), we may occur costs related to this matter in the future. Furthermore, we are aware that there is or may be soil or groundwater contamination at certain of our facilities resulting from current or former operations. These matters are in various stages of investigation, and we are not able at this time to estimate the costs that will be required to resolve them. To date, none of these matters of other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

        Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the recent substantial increases in the cost of electricity in the United States may negatively affect our results of operations. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases. Dramatic increases in fuel prices may also adversely affect customer visits.

Risks Related to our Capital Structure

Our substantial indebtedness could adversely affect our financial health.

        We continue to have a significant amount of indebtedness. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

  •
  make it more difficult for us to satisfy our obligations with respect to the our debt;

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. A failure to comply with those covenants could result in an event of default.

        Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations. In addition, we may incur substantial additional indebtedness in the future, including, for example, to fund new acquisitions. The terms of our existing indebtedness relating to the notes do not fully prohibit us from doing so. If new debt is added to our current debt levels, the related risks that we now face could intensify.

The availability and cost of financing could have an adverse effect on business.

        We intend to finance our current and future expansion and renovation projects primarily with cash flow from operations, borrowings under our bank credit facility and equity or debt financings. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

Our indebtedness imposes restrictive covenants on us.

        Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios. In addition, our senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with subsidiaries and affiliates. A failure to comply with the restrictions contained in our senior secured credit facility and the indentures governing our existing senior subordinated notes could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.

        Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs with respect to our indebtedness. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. As we are required to satisfy amortization requirements under our senior secured credit facility or other debt matures, we may also need to raise funds to refinance all or a portion of our debt. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

An event of default has occurred under the indentures governing the Hollywood Casino Shreveport notes.

        Under the terms of the indentures governing the Hollywood Casino Shreveport notes, HCS and Shreveport Capital Corporation were required to make an offer to purchase the Hollywood Casino Shreveport notes at 101% of the principal amount thereof within ten days of March 3, 2003, which was the date our wholly-owned subsidiary consummated its merger with Hollywood Casino Corporation. At such time, HCS and Shreveport Capital Corporation determined that they did not have the liquidity to repurchase the Hollywood Casino Shreveport notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Hollywood Casino Shreveport notes as required under the indentures. The Hollywood Casino Shreveport notes are non-recourse to us and our subsidiaries (other than HCS, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc. which we refer to as the Shreveport entities).

        On March 14, 2003, the HCS issuers were notified by an ad hoc committee of holders of the Hollywood Casino Shreveport notes that they had 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Casino Shreveport notes as required under the indentures governing the notes or an Event of Default would occur. HCS did not cure such failure and, therefore, on May 14, 2003 the representative of the holders of the HCS notes declared an Event of Default. In addition, the managing general partner of HCS did not make the interest payments aggregating $24.6 million that became due on the Hollywood Casino Shreveport notes on August 1, 2003 and February 1, 2004. On February 3, 2004, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors has initiated a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex of HCS located in Shreveport, Louisiana. The Board took action after consultation with an ad hoc committee of holders of the Hollywood Casino Shreveport notes, whom HCS expects that it will consult with throughout the process. HCS currently anticipates that any transaction would be effected through a federal bankruptcy proceeding.

        There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Hollywood Casino Shreveport notes in full. In addition, there can be no assurance that the holders of the Hollywood Casino Shreveport notes will not challenge the non-recourse nature of the Hollywood Casino Shreveport notes or that we will not incur significant costs in connection with the Hollywood Casino Shreveport notes.

Available Information

        For more information about us, visit our web site at www.pngaming.com. Our electronic filings with the Securities and Exchange Commission (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our web site as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission.

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

        Hollywood Casino Aurora.    We own an 117,000 square foot dockside barge structure and land based pavilion with 53,000 square feet of gaming space in Aurora, Illinois. The property also includes two parking garages under capital lease agreements.

        Casino Rouge.    We own five acres of a 23-acre site on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The remaining 18 acres of the site are currently leased. The property site serves as the dockside embarkation for the Casino Rouge and features a two-story, 58,000 square foot building. The Casino Rouge is a four-story 47,000 square foot riverboat casino, which we own.

        Casino Magic—Bay St. Louis.    We own approximately 591 acres in the city of Bay St. Louis, Mississippi, including the 17-acre marina where the gaming barge is moored. The property includes an 18-hole golf course, two hotels, and other land-based facilities, all of which we own.

        Hollywood Casino Tunica.    We lease approximately 70 acres of land in Tunica, Mississippi, which contains a single-level casino with 54,000 square feet of gaming space and other land-based facilities. Hollywood Casino Tunica is located amongst a cluster of gaming facilities, including those operated by Harrah's Entertainment, Inc. and Boyd Gaming Corporation.

        Boomtown Biloxi.    We lease substantially all of the 19 acres on which Boomtown Biloxi is located under a 99-year lease that began in 1994. We also lease approximately 5.1 acres of submerged tidelands at the casino site from the State of Mississippi under a ten-year lease with a five-year option to renew. We own the barge on which the casino with 33,600 square feet of gaming space is located and all of the land-based facilities. In January 2004, we completed the acquisition of an adjacent property which we plan to utilize for additional parking and to develop the property in the event we move the casino barge.

        Hollywood Casino Shreveport.    We lease approximately nine acres of land in Shreveport, Louisiana, which contains a dockside casino with 59,000 square feet of gaming space along with a hotel and land-based pavilion that includes various entertainment amenities.

        Bullwhackers.    Our Bullwhackers Casino, the adjoining Bullpen Sports Casino and the Silver Hawk Saloon and Casino are located on an approximately four-acre site. The casinos on the property have 20,700 square feet of gaming space.

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

        Penn National Race Course.    We own approximately 225 acres in Grantville, Pennsylvania where the Penn National Race Course is located. The property includes a one-mile all-weather thoroughbred racetrack and a 7/8-mile turf track, a clubhouse and a grandstand. The property also includes approximately 400 acres surrounding the Penn National Race Course that are available for future expansion or development.

        Pocono Downs.    We own approximately 400 acres in Plains Township, outside of Wilkes-Barre, Pennsylvania where Pocono Downs is located. The property includes a 5/8-mile all weather, lighted harness track, a grandstand and a clubhouse. A two-story 14,000 square foot building that house the Pocono Downs office is also located on the property.

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

        Other.    We lease 19,045 square feet of office space in two office buildings in Wyomissing, Pennsylvania for our executive offices. The office buildings are owned by an affiliate of Peter M. Carlino, our Chairman and Chief Executive Officer. Prior to March 6, 2003, we also leased an aircraft from a company owned by one of our directors. We believe the lease terms for both the executive office and aircraft to be no less favorable than such lease terms that could have been obtained from unaffiliated third parties.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. We do not believe that the final outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations. In addition, we maintain what is believed to be adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the our consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

        The following proceedings could result in costs, settlements or damages that materially impact our consolidated financial condition or operating results. In each instance, we believe that we have meritorious defenses and/or counter-claims and intend to vigorously defend ourselves.

        In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against us in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking a declaratory judgment that the plaintiff is entitled to terminate the lease and/or void our option to renew the lease due to certain alleged defaults by us or our predecessors-in-interest. The term of our lease expired in January 2004 and we exercised our automatic right to renew, for an additional five year term (which, as previously noted is being contested by the landlord). In September 2003, the court granted us a partial motion for summary judgment. In February 2004, we filed another motion for partial judgment on most of the remaining issues. A hearing date has not yet been set. Further litigation on the remaining issues is anticipated.

        In October 2002, in response to our plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations, filed a lawsuit against us in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) we must use the leased premises for a gaming use or, in the alternative, (ii) after the move, we will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved our request to relocate the barge. Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved our plan to relocate the barge. We filed a motion for summary judgment in October 2003 and the plaintiff filed its own motion for summary judgment in January 2004. Discovery is substantially complete at this time and a trial date has been set for April 2004.

        In October 2003 we and one of our subsidiaries brought a declaratory action for coverage against Lexington Insurance Company and National Union Fire Insurance of Pittsburgh, Pennsylvania, or National Union, in the Circuit Court of Jefferson County, West Virginia. The case involves a dispute over coverage for punitive damage awards for claims arising in West Virginia. Subsequent to the filing of this action in West Virginia, National Union brought an action against us and several of our subsidiaries in the Court of Common Pleas of Berks County, Pennsylvania denying coverage for punitive damage awards for claims arising in West Virginia. We have resolved the underlying cases in West Virginia in which punitive damages had been pled, paid out the settlement amounts in the first quarter of 2004 (which amounts will be included in miscellaneous assets) and are seeking reimbursement for these settlement amounts in the West Virginia action.

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

	High	Low
2002
First Quarter	$19.05	$12.43
Second Quarter	20.89	14.81
Third Quarter	20.85	11.00
Fourth Quarter	22.25	14.61
2003
First Quarter	$19.42	$14.69
Second Quarter	23.60	14.75
Third Quarter	23.46	19.53
Fourth Quarter	25.95	21.02

The closing sale price per share of common stock on The Nasdaq National Market on March 8, 2004, was $26.39. As of March 2, 2004, there were approximately 604 holders of record of common stock.

Dividend Policy

        Since our initial public offering of common stock in May 1994, we have not paid any cash dividends on our common stock. We intend to retain all of our earnings to finance the development of our business, and thus, do not anticipate paying cash dividends on our common stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operations and capital requirements, our general financial condition and general business conditions. Moreover, our existing credit facility prohibits us from authorizing, declaring or paying any dividends until our commitments under the credit facility have been terminated and all amounts outstanding thereunder have been repaid. In addition, future-financing arrangements may prohibit the payment of dividends under certain conditions.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial and operating data for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 are derived from our consolidated financial statements that have been audited by BDO Seidman, LLP, independent certified public accountants. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	1999	2000(1)	2001(2)	2002(3)	2003(6)
	(in thousands, except per share data)
Income statement data:(4)
Net Revenues	$170,360	$291,801	$517,137	$655,961	$1,162,995
Total operating expenses	152,695	246,642	440,246	553,786	979,812

Income from operations	17,665	45,159	76,891	102,175	183,183
Other income (expenses), net	(7,155)	(27,645)	(40,525)	(52,381)	(100,020)

Income before income taxes	10,510	17,514	36,366	49,794	83,163
Taxes on income	3,777	5,522	12,608	18,931	31,692

Net income	$6,733	$11,992	$23,758	$30,863	$51,471

Per share data:(5)
Basic net income per share	$0.23	$0.40	$0.78	$0.82	$1.30
Diluted net income per share	$0.22	$0.39	$0.75	$0.79	$1.27
Weighted shares outstanding—basic	29,674	29,936	30,653	37,775	39,473
Weighted shares outstanding—diluted	30,392	30,886	31,837	39,094	40,612
Other data:
Net cash provided by operating activities	$22,461	$41,813	$85,833	$100,854	$154,942
Net cash used in investing activities	(29,756)	(229,770)	(216,335)	(102,433)	(320,953)
Net cash provided by financing activities	9,903	201,810	145,593	18,312	217,459
Depreciation and amortization	7,733	12,039	32,093	36,456	67,487
Interest expense	9,613	20,644	46,096	42,104	97,492
Capital expenditures	13,243	27,295	41,511	88,902	57,482
Balance sheet data:
Cash and cash equivalent	$9,434	$23,287	$38,378	$55,121	$106,969
Total assets	189,712	439,900	679,377	765,480	1,609,599
Total debt	91,213	309,299	458,909	375,018	1,109,468
Shareholders' equity	66,272	79,221	103,265	247,000	309,878

(1)
Reflects operations included since the August 8, 2000 acquisition of Casino Magic-Bay St. Louis casino and Boomtown Biloxi casino.

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

(6)
Reflects the operations of the Hollywood Casino properties since the March 3, 2003 acquisition date.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

        We are a leading, diversified, multi-jurisdictional owner and operator of gaming properties, as well as horse racetracks and associated off-track wagering facilities, or OTWs. We own or operate nine gaming properties located in Colorado, Illinois, Louisiana, Mississippi, Ontario and West Virginia that are focused primarily on serving customers within driving distance of the properties. We also own two racetracks and eleven OTWs in Pennsylvania, one racetrack in West Virginia, and through a joint venture, own and operate a racetrack in New Jersey. We operate in two segments, gaming and pari-mutuel operations, and derive substantially all of our revenues from such operations. Since September 1997, when we started our gaming operations at Charles Town, our gaming revenues have increasingly accounted for a larger share of our total revenues. We believe that our portfolio of assets provides us with a diversified cash flow from operations.

        We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties particularly in attractive regional markets.

        We have made significant acquisitions over the last three years and expect to continue to pursue additional acquisition and development opportunities in the future. On March 3, 2003, we completed our largest acquisition to date, the acquisition of Hollywood Casino Corporation. We acquired 100 percent of its outstanding common stock for approximately $397.9 million in cash, including acquisition costs of $50.8 million. The Hollywood Casino Corporation acquisition significantly increased our revenues and cash flow. With the acquisition of Hollywood Casino Corporation in the first quarter of 2003, our gaming revenue accounted for over 90.0% of our total revenue in 2003. Gaming revenues are derived primarily from gaming on slot machines and table games.

        Pari-mutuel revenues are derived from wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races at out-of-state locations. Other revenues are derived from hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities.

        Key performance indicators related to revenues are:

  •
  Gaming revenue indicators—slot handle (volume indicator), table game drop (volume indicator) and "win" or "hold" percentages, which are not fully controllable by us. Our typical slot win percentage is in the range of 5% to 9% of slot handle and our typical table games win percentage is in the range of 15% to 21% of table game drop; and

  •
  Pari-mutuel revenue indicators—pari-mutuel wagering commissions (volume indicator) earned on wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races at out-of-state locations.

        Our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines and pari-mutuel wagering. Our business is capital intensive and we rely on cash flow from our properties to generate operating cash to repay debt, fund maintenance capital expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions.

Results of Operations

        The results of operations for the years ended December 31, 2001, 2002, and 2003 are summarized below (in thousands):

	2001	2002	2003
Revenue:
Gaming	$364,139	$490,240	$976,411
Racing	112,087	113,340	107,900
Management service fee	8,297	11,479	13,726
Other	57,193	68,615	139,282

Gross revenues	541,716	683,674	1,237,319
Less: Promotional allowances	(24,579)	(27,713)	(74,324)

Net Revenues	517,137	655,961	1,162,995

Operating expenses:
Gaming	206,633	278,399	528,270
Racing	78,110	83,291	79,745
Food, beverage and other expenses	31,407	41,674	100,319
General and administrative	92,003	113,966	203,991
Depreciation and amortization	32,093	36,456	67,487

Total operating expenses	440,246	553,786	979,812

Income from operations	$76,891	$102,175	$183,183

The following are the most important factors and trends that contribute to our operating performance:

  •
  The acquisitions of five casino properties and the Casino Rama management contract since January 1, 2001.

  •
  The continued emphasis on slot revenue at our properties, which revenue is the consistently profitable segment of the gaming industry.

  •
  The continued expansion and revenue gains at our Charles Town Entertainment Complex.

  •
  The racing revenues continue to decline at each of our racing properties. However, our gaming revenues have increased and, as a result, our racing revenues represent a less significant percentage of our overall revenue.

  •
  Recent economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, as illustrated by our experience in Illinois in 2003.

  •
  A number of states are currently considering legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance in Pennsylvania and Maine) and potential competitive threats to business at our existing properties (such as Maryland). The timing and occurrence of these events remain uncertain. Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

  •
  Financing in a favorable interest environment and under an improved credit profile facilitates our growth.

        The results of operations by property level for the years ended December 31, 2001, 2002, and 2003 are summarized below (in thousands):

	Revenues(1)			Income from operations
	2001	2002	2003	2001	2002	2003
Charles Town Entertainment Complex	$193,624	$253,539	$329,150	$40,830	$56,891	$72,929
Hollywood Casino Aurora(4)	—	—	201,938	—	—	54,547
Casino Rouge(2)	61,980	105,034	106,940	10,729	21,608	23,650
Casino Magic-Bay St. Louis	86,146	95,756	106,315	11,190	10,333	12,333
Hollywood Casino Tunica(4)	—	—	96,648	—	—	11,041
Boomtown Biloxi	69,761	73,225	72,644	8,433	9,264	9,766
Hollywood Casino Shreveport(4)	—	—	113,925	—	—	2,933
Bullwhackers(3)	—	16,815	26,431	—	948	1,626
Casino Rama Management Contract(2)	8,297	11,479	13,726	7,662	10,608	12,343
Pennsylvania Racing Operations	98,713	101,855	96,894	10,400	9,528	8,233
Corporate eliminations(5)	(1,384)	(1,742)	(1,616)	—	—	—
Corporate overhead	—	—	—	(12,353)	(17,005)	(26,218)

Total	$517,137	$655,961	$1,162,995	$76,891	$102,175	$183,183

(1)
Net revenues are net of promotional allowances.

(2)
Reflects results since the April 27, 2001 acquisition.

(3)
Reflects results since the April 25, 2002 acquisition.

(4)
Reflects results since the March 3, 2003 acquisition.

(5)
Primarily reflects intracompany transactions related to import/export simulcasting.

Revenues

        Revenues increased in 2003 by $507.0 million, or 77.3%, to $1,163.0 million from $656.0 million in 2002. The three new Hollywood Casino properties contributed $412.5 million of the increase. From the properties we owned prior to the acquisition of the Hollywood Casino properties, revenues increased by $94.5 million, or 14.4%. The Charles Town Entertainment Complex had another record year as revenues increased by $75.6 million due to the opening of an additional 38,000 square feet of gaming space with 700 new slot machines in July and a full year of results from the 2002 expansion. At Casino Magic—Bay St. Louis revenues increased by $10.6 million due to the impact of a full year of operations of the 291-room Bay Tower Hotel and Conference Center that opened in May of 2002.

        Revenues for the year ended December 31, 2002 increased by $138.9 million, or 26.9%, to $656.0 million in 2002 from $517.1 million in 2001. Revenues from the CRC Holdings, Inc. (Casino Rouge and Casino Rama management contract), or CRC, and Bullwhackers properties acquisitions generated $63.1 million. Revenues increased at the Charles Town Entertainment Complex by $59.9 million, or 30.9%, to $253.5 million in 2002 from $193.6 million in 2001 as a result of the addition of gaming space, the building of a parking facility, an increase in the number of gaming machines in 2002 and a higher percentage in 2002 of coin-out machines compared to video voucher machines. Revenues increased at Casino Magic—Bay St. Louis and Boomtown Biloxi by $13.1 million, or 8.4%, to $169.0 million in 2002 from $155.9 million in 2001, as a result of the new hotel and increased marketing efforts.

Income from operations

        Operating income increased by $81.0 million, or 79.3%, to $183.2 million in 2003 from $102.2 million in 2002. The three new Hollywood Casino properties contributed $68.5 million. Operating income from Charles Town increased in 2003 by $16.0 million. In 2003, we made new capital expenditures of $23.9 million to expand and add new additional gaming machines at Charles Town which resulted in an increase in our depreciation and amortization expense of $6.5 million.

        Corporate overhead expenses increased by $9.2 million in 2003, primarily due to additional CRC acquisition cost, lobbying and site development expenses in connection with Pennsylvania slot legislation, Scarborough referendum expenses, and legal fees. Other corporate expenses also increased as a result of the Hollywood Casino acquisition in March of 2003. However, our corporate overhead as a percentage of our net revenues decreased.

        Operating income for the year ended December 31, 2002 increased by $25.3 million, or 32.9%, to $102.2 million in 2002 from $76.9 million in 2001. Operating income from the CRC and Bullwhackers acquisitions generated $14.8 million. Operating income at Charles Town increased in 2002 by $16.1 million.

        Corporate overhead increased by $4.6 million, or 37.1%, to $17.0 million in 2002 from $12.4 million in 2001 primarily due to additional corporate staff and office space needed to support the recent acquisitions.

Depreciation and amortization

        Depreciation and amortization expense increased by $31.0 million, or 84.9%, to $67.5 million in 2003 from $36.5 million in 2002. The addition of the Hollywood Casino properties increased depreciation and amortization expense by $22.2 million. The remaining increase of $8.8 million was primarily a result of the expansion at Charles Town for additional gaming space and the parking structure, the new hotel at Casino Magic-Bay St. Louis and the purchase of new slot machines at many of our properties.

        For the year ended December 31, 2002 there was no significant change in depreciation and amortization compared to the year ended December 31, 2001.

Other income (expense) summary (in thousands):

December 31,	2001	2002	2003
Other income (expense):
Interest expense	$(46,096)	$(42,104)	$(97,492)
Interest income	3,040	1,553	1,770
Earnings from joint venture	2,531	1,965	1,825
Other	—	(52)	(4,286)
Loss on change in fair values of interest rate swaps	—	(5,819)	(527)
Loss on early extinguishment of debt	—	(7,924)	(1,310)

Total other expense	$(40,525)	$(52,381)	$(100,020)

Interest expense

        Interest expense increased by $55.4 million in 2003 as a result of borrowing an additional $700 million for the acquisition of Hollywood Casino Corporation and the interest expense associated with the Hollywood Casino Shreveport notes. During the year we restructured our debt by reducing the principal amount due on the credit facility by $100 million, negotiating a reduction in the interest rate applicable to loans under the credit facility and replacing approximately $200 million in term loans under the credit facility with new 6 7/8% senior subordinated notes. Subject to the availability of attractive acquisition or project opportunities, we expect to continue to accelerate our principal payments as free cash flow allows.

        Interest expense decreased by $4.0 million in 2002 as a result of reducing and restructuring our debt. By using the proceeds of our February 2002 equity offering and the $175 million 8 7/8% senior subordinated note offering, we were able to reduce our outstanding debt by approximately $84 million.

Other non-recurring expense

        In 2003, we incurred other expenses of $4.3 million. These expenses included costs for debt negotiations incurred at Hollywood Casino Shreveport, the write-off of an option on a greyhound race track and costs incurred for due diligence in the Wembley plc potential acquisition.

        During the year ended 2002, we incurred a $5.8 million pre-tax charge to earnings as a result of the change in fair value of our interest rate swaps. The financial institutions that provided our $350 million senior credit facility required the interest rate swap agreements for the variable rate term loans. The term loans were repaid in March 2002 from the proceeds of our equity and senior subordinated note offerings. Generally accepted accounting principles require the change in fair value of the swaps be recognized in our financial statements as if they were settled at the end of each reporting period until the agreements expire.

        In 2002, as part of our debt restructuring, we charged operations for deferred financing costs of $5.9 million related to the prepayment of the variable rate term loans provided by our $350 million senior credit facility. In addition, we paid a prepayment penalty of $2.0 million.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

        Net cash provided by operating activities was $154.9 million for the year ended December 31, 2003. This consisted of net income of $51.5 million, non-cash reconciling items of $112.9 million and net decreases in current liability accounts along with net decreases in current asset accounts of $9.5 million, net of assets and liabilities acquired in the Hollywood Casino Corporation acquisition.

        Cash flows used in investing activities totaled $321.0 million for the year ended December 31, 2003. Expenditures for property, plant, and equipment totaled $57.5 million in 2003 and included $23.9 million at Charles Town for additional gaming space, $9.2 million in renovations and the land lease purchase at Bullwhackers and $23.6 million in maintenance capital expenditures including new slot machines. Net payments under interest rate swaps were $1.9 million. The aggregate cash purchase price for the Hollywood Casino Corporation acquisition, net of cash acquired, was $264.1 million.

        Cash flows from financing activities provided net cash flow of $217.5 million for the year ended December 31, 2003. During the year we borrowed $700 million under a new credit facility to finance the purchase of Hollywood Casino Corporation and issued $200 million in 6 7/8% senior notes. We also incurred $23.3 million in deferred financing costs for these two transactions. Principal payments on long-term debt included $101.6 million in payments under our credit facility, $360.0 million in payments for the Hollywood Casino Corporation senior notes that were refinanced by the credit facility and $200 million in payments that were refinanced with the 6 7/8% senior notes. Net proceeds from the exercise of stock options totaled $2.3 million.

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

Capital Expenditures

        The following table summarizes our capital expenditures, other than maintenance capital expenditures, by property for the fiscal year ended December 31, 2003 (in thousands):

Property	Budget	Actual
Charles Town Entertainment Complex	$24,000	$23,865
Boomtown Biloxi	24,000	485
Bullwhackers Casino	10,000	9,160
Corporate	600	327

Totals	$58,600	$33,837

        The Charles Town facility added 38,100 square feet of gaming space, which houses 746 additional slot machines, expanded the food court and provided space for an entertainment facility. The additional gaming space was opened to the public on July 1, 2003 and brought the total number of slot machines in operation at the facility to 3,500.

        At Boomtown Biloxi, we signed an option to purchase approximately 4 acres of land adjacent to our Boomtown Biloxi property in January 2002. This purchase was completed in January 2004 at a cost of $3.7 million and will be part of our 2004 budget. We expect to use the land for additional parking and to develop the property in the event that we move the casino barge. The decision to move the casino barge is contingent upon the outcome of the lawsuit filed by our landlord that goes to trial in 2004. Moving the casino barge is estimated to cost approximately $20.0 million.

        At Bullwhackers, we purchased the land lease for Bullwhackers Casino, refurbished the exterior facade and renovated the interior gaming areas. On April 24, 2003, we completed the purchase of the land lease for $6.1 million, including closing costs. The purchase will save approximately $1.0 million per year in rent expense based on current operating performance. The property underwent interior renovations during most of the year. This project was completed in December, before the holiday season. The interior renovations consisted of paint, wallpaper, new trim work and carpet throughout the facility, requiring the closing of gaming areas and reducing the number of slot machines available for play while construction was going on.

        During 2003, we began expanding our corporate offices to provide additional workstations and office space for our employees. The first part of this project was completed in the second quarter of 2003. Additional office space expansion is planned for 2004.

        For 2003, we spent approximately $23.6 million for maintenance capital expenditures at our properties, including $13.5 million for new slot machines.

        Cash generated from operations funded our capital expenditures and maintenance capital expenditures in 2003.

        The following table summarizes our planned capital expenditures, other than maintenance capital expenditures, by property for the fiscal year ending December 31, 2004 (in thousands):

Property	Year Ending December 31, 2004
Charles Town Entertainment Complex	$21,700
Boomtown Biloxi	5,460
Corporate	1,000

Totals	$28,160

        The Charles Town Entertainment Complex has started the design work for Phase III of the facility expansion. Phase III includes the expansion of the parking garage by approximately 1,050 spaces, adding an additional 300 slot machines and related equipment and infrastructure improvements, including a loading dock, dry storage area, offices and a maintenance shop. The parking garage should be completed by the third quarter of 2004 and the new gaming area should be open by the fourth quarter of 2004.

        Due to the ongoing litigation with our landlord at the Boomtown Biloxi property, we have elected not to budget for any additional project-related capital expenditures in 2004 other than the acquisition of the land. In the event that this dispute can be resolved, we may elect to revisit the decision.

        In 2004, we expect to complete expanding our corporate offices to allow for additional workstations and office space for our employees.

        For 2004, we expect to spend approximately $55.1 million for maintenance capital expenditures at our properties. Of this total, approximately $11.1 million will be spent on slot machines and ticket-in, ticket-out ("TITO") slot technology at our facilities in states where the new technology is approved.

        We expect to use cash generated from operations and cash available under the revolver portion of our credit facility to fund our anticipated capital expenditure and maintenance capital expenditures in 2004.

Senior Secured Credit Facility

        On March 3, 2003, we entered into an $800 million senior secured credit facility with a syndicate of lenders that replaced our $350 million credit facility.

        The credit facility was initially comprised of a $100 million revolving credit facility maturing on September 1, 2007, a $100 million Term A facility loan maturing on September 1, 2007 and a $600 million Term B facility loan maturing on September 1, 2007. On March 3, 2003 we borrowed the entire Term A and Term B term loans to complete the purchase of Hollywood Casino Corporation and to call Hollywood Casino Corporation's $360 million senior secured notes.

        On September 30, 2003, we made an optional prepayment of $27 million toward our $800 million senior secured credit facility. Based on our consolidated EBITDA (as defined in the credit agreement) for the 12 months ended September 30, 2003, the payment triggered a reduction of the interest rate margin on the Term A portion of the credit facility by 0.25% and a reduction of the interest rate margin on the Term B portion of the credit facility by 0.5%. The reductions of the interest rate margins became effective on October 23, 2003.

        On December 3, 2003, we made a pre-payment of $10.5 million plus accrued interest to satisfy in full our Term Loan A Facility due March 2008. Additionally, we made a pre-payment of $195.1 million plus accrued interest against our Term Loan B Facility due March 2009, which had approximately $596.3 million outstanding at September 30, 2003. The pre-payments were funded with the net proceeds of the $200 million 6 7/8% senior subordinated note offering and with cash from operations.

        On December 5, 2003, the $800 million senior credit facility was amended and restated. The amended agreement reduced the total credit facility from $800 million to $500 million and converted the Term Loan B facility to a Term Loan D facility due September 2007. The Term Loan D facility will initially accrue interest at 250 basis points over LIBOR, representing a 100 basis point reduction from the original terms of the Term Loan B facility.

        At December 31, 2003, we had an outstanding balance of $399.7 million on the Term Loan D facility and $91.8 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $8.2 million. The weighted average interest rate on the Term D facility is 3.63% at year-end excluding swaps and deferred finance fees.

11 1/8% Senior Subordinated Notes due 2008

        On March 12, 2001, we completed a private offering of $200 million of 11 1/8% senior subordinated notes due 2008. The net proceeds of the 11 1/8% notes were used, in part, to finance our acquisition of Casino Rouge and the management contract at Casino Rama, including the repayment of certain existing indebtedness at CRC. Interest on the 11 1/8% notes is payable on March 1 and September 1 of each year. The 11 1/8% notes mature on March 1, 2008. As of December 31, 2003, the entire principal amount of the 11 1/8% notes is outstanding. The 11 1/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of our current and future wholly-owned domestic subsidiaries.

8 7/8% Senior Subordinated Notes due 2010

        On February 28, 2002, we completed a public offering of $175 million of 8 7/8% senior subordinated notes due 2010. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2002. The 8 7/8% notes mature on March 15, 2010. As of December 31, 2003, the entire principal amount of the 8 7/8% notes is outstanding. We used the net proceeds from the offering to repay term loan indebtedness under our prior senior secured credit facility. The 8 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of our current and future wholly-owned domestic subsidiaries.

6 7/8% Senior Subordinated Notes due 2011

        On December 1, 2003, we completed an offering of $200 million of 6 7/8% senior subordinated notes due 2011. Interest on the notes is payable on June 1 and December 1 of each year, beginning June 1, 2004. These notes mature on December 1, 2011. We used the net proceeds from the offering to repay term loan indebtedness under our current senior secured credit facility. The 6 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by all of certain current and future wholly-owned domestic subsidiaries.

Covenants

        Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios. In addition, our senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. The terms of our senior subordinated notes contain similar restrictions. At December 31, 2003, we were in compliance with all required financial covenants.

Commitments and Contingencies

—Contractual Cash Obligations

        As of December 31, 2003, there was no indebtedness outstanding under our revolving credit facility and there was approximately $91.8 million available for borrowing under the revolving credit portion of the credit facility. The following table presents our contractual cash obligations as of December 31, 2003 (in thousands):

		Payments Due By Period
	Total	2004	2005 - 2006	2007 - 2008	2009 and After
Senior secured credit facility(1)	$399,700	$3,997	$7,994	$387,709	$—
11 1/8% senior subordinated notes due 2008(2)
Principal	200,000	—	—	200,000	—
Interest	100,125	22,250	44,500	33,375	—
8 7/8% senior subordinated notes due 2010(3)
Principal	175,000	—	—	—	175,000
Interest	100,953	15,531	31,063	31,062	23,297
6 7/8% senior subordinated notes due 2011(4)
Principal	200,000	—	—	—	200,000
Interest	109,885	13,635	27,500	27,500	41,250
13% Hollywood Casino Shreveport notes(5)
Principal	189,000	189,000	—	—	—
Interest	24,808	24,808	—
Purchase obligations	23,791	15,365	5,972	2,454	—
Construction commitments	5,000	5,000	—	—	—
Capital Leases	15,423	1,637	3,694	4,377	5,715
Operating Leases	20,990	4,464	5,403	3,215	7,908

Total	$1,564,675	$295,687	$126,126	$689,692	$453,170

(1)
As of December 31, 2003 there was no indebtedness outstanding under the credit facility and there was approximately $91.8 million available for borrowing under the revolving credit portion of the credit facility.

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

(4)
The $200.0 million aggregate principal amount of 6 7/8% notes matures on December 1, 2011. Interest payments of approximately $6.8 million are due on each June 1 and December 1 until December 1, 2011.

(5)
The $150.0 million aggregate principal amount of 13% senior secured notes matures August 1, 2006 and the $39.0 million aggregate principal amount of 13% first mortgage notes matures

  August 1, 2006. Interest payments of approximately $12.3 million are due on the notes each August 1 and February 1 until August 1, 2006. The Hollywood Casino Shreveport notes are non-recourse to us and our subsidiaries (other than HCS, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.). The Hollywood Casino Shreveport notes have been in default under the terms of their respective note indentures since May 2003, and accordingly are classified as current obligations at December 31, 2003.

—Other Commercial Commitments

        The following table presents our material commercial commitments as of December 31, 2003 for the following future periods:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	2004	2005 - 2006	2007 - 2008	2009 and After
	(in thousands)
Revolving Credit Facility(1)	$—	$—	$—	$—	$—
Letters of Credit(1)	8,166	8,166	—	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	8,817	8,817	—	—	—

Total	$16,983	$16,983	$—	$—	$—

(1)
The available balance under the revolving portion of the $100.0 senior secured credit facility is diminished by outstanding letters of credit.

(2)
In connection with our 50% ownership interest in Pennwood Racing, Inc., our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood's lender to guarantee up to 50% of Pennwood's $17.6 million term loan. Our obligation as of December 31, 2003 under this guarantee is approximately $8.8 million.

—Interest Rate Swap Agreements

        See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" below.

Hollywood Casino Shreveport Notes

        Hollywood Casino Shreveport and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% senior secured notes due 2006 and $39 million aggregate principal amount of 13% first mortgage notes due 2006, which we refer to in this document as the Hollywood Casino Shreveport notes. Hollywood Casino Shreveport is a general partnership that owns the casino operations. Shreveport Capital Corporation is a wholly-owned subsidiary of Hollywood Casino Shreveport formed solely for the purpose of being a co-issuer of the Hollywood Casino Shreveport notes.

        The Hollywood Casino Shreveport notes are non-recourse to us and our subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc., which we refer to as the Shreveport entities) and are secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

        On February 3, 2004, our indirect subsidiary, HCS I, Inc., the managing general partner of Hollywood Casino Shreveport general partnership, or HCS, announced that its Board of Directors has initiated a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex of HCS located in Shreveport, Louisiana. The announcement followed action by the Board authorizing HCS's financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee to oversee the sale process, consisting of the director who is not employed directly by us. The Board created the independent committee in case we seek to participate as a bidder in the sale process. The Board took action after consultation with an ad hoc committee of holders of the $150 million First Mortgage Notes due 2006 and the $39 million Senior Secured Notes due 2006, which we refer to as the Hollywood Casino Shreveport notes, issued by HCS and its subsidiary Shreveport Capital Corporation. Although no formal agreement has been reached with the ad hoc committee regarding the sale process, HCS anticipates that it will consult with the ad hoc committee throughout the process. There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Hollywood Casino Shreveport notes in full. HCS currently anticipates that any transaction would be effected through a federal bankruptcy proceeding. HCS did not make the August 1, 2003 and the February 1, 2004 interest payments, aggregating $24.6 million, due on the Hollywood Casino Shreveport notes. The Hollywood Casino Shreveport notes have been in default under the terms of their respective note indentures since May 2003, and accordingly are classified as current obligations at December 31, 2003.

Critical Accounting Estimates

        Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods and estimates used in the preparation of financial statements. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, asset impairment, insurance reserves, the purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The policies and estimates discussed below are considered by management to be those in which our policies, estimates and judgments have a significant impact on issues that are inherently uncertain.

Valuation of long-lived tangible and intangible assets, including goodwill

        As a result of our recent acquisitions, intangible assets and goodwill increased significantly. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation and (ii) the ongoing evaluation for impairment.

        In connection with our acquisitions, a valuation was completed to determine the allocation of the purchase prices. Upon completion of the valuation process, approximately $589.9 million was allocated to goodwill and $25.7 million to the management contract. The management contract is amortizable under Financial Accounting Standards Board, or FASB, Statement No. 142 "Goodwill and Other Intangible Assets," or SFAS 142. Because our goodwill is no longer amortized, there may be more volatility in reported income than under previous accounting standards because impairment losses, if any, are likely to occur irregularly in varying amounts. The purchase price allocation process requires management estimates and judgments as to the remaining useful lives of the assets purchased and present value computations for the management services contract. If growth rates, operating margins, or useful lives, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require an acceleration in amortization expense of the management contract.

        At December 31, 2003, we had a net property and equipment balance of $740.5 million, representing 46.0% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring changes in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Accounting for income taxes

        We account for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes," or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized.

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

Accounting Pronouncements Issued or Adopted in 2003

        In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," or Interpretation No. 46, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of Interpretation No. 46 are applicable at the end of the annual reporting period ending after December 15, 2003. This interpretation did not have an effect on the consolidated financial statements.

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," or SFAS 145. The rescission of

FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" applies to us. FASB No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 is effective for our fiscal year beginning January 1, 2003. We had losses on early extinguishment of debt, net of income taxes of $5.2 million for the year ended December 31, 2002. These losses reflect the write-off of deferred finance fees and pre-payment fees associated with bank debt that was repaid with the proceeds of new financing. Effective January 1, 2003, pursuant to SFAS 145, the losses on early extinguishment of debt are included in "Other (expense)" in our consolidated statements of income.

        There are no accounting standards issued before December 31, 2003 but effective after December 31, 2003 which are expected to have a material impact on our financial reporting.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On December 20, 2000, we entered into an interest rate swap with a notional amount of $100 million and a termination date of December 22, 2003. Under this agreement, we pay a fixed rate of 5.835% against a variable interest rate based on the 90-day LIBOR rate. On August 3, 2001, we entered into an interest rate swap with a notional amount of $36 million with a termination date of June 30, 2004. Under this agreement, we pay a fixed rate of 4.8125% against a variable interest rate based on the 90-day LIBOR rate. At December 31, 2003, the 90-day LIBOR rate was 1.15%. We entered into these interest rates swap agreements due to the requirements of the then current senior secured credit facility and to reduce the impact of future variable interest payments related to such senior secured credit facility.

        In 2001, we accounted for the effective interest rate swap agreements as cash flow hedges. The changes in the fair values of effective interest rate swaps were recorded as adjustments to accrued interest in the accompanying consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, which as of December 31, 2001 amounted to $3.8 million, net of an income tax benefit of $2.0 million. The amount of ineffectiveness related to the cash flow hedges in 2001 and 2002 was immaterial. In March 2002, we repaid all of our then outstanding variable rate debt with the issuance of the 8 7/8% Senior Subordinated Notes, fixed rate debt. The hedge designation was removed. Subsequent changes in the fair value of the interest rate swap contracts are recognized as adjustments to loss on change in fair values of interest rate swaps in the accompanying statements of income in the period in which they occur. Accordingly, we have recorded a non-cash pre-tax loss of $5.8 million, or $.09 per diluted share after tax, for the year ended December 31, 2002. Amounts previously recognized in other comprehensive income will be reclassified to income over the remaining term of the swap as we incur interest expense on the replacement debt. Over the next twelve months, approximately $125,000 will be reclassified to income. On March 3, 2003, we terminated our $36 million notional amount interest rate swap originally scheduled to expire in June 2004. We paid $1.9 million to terminate the swap agreement.

        On March 27, 2003, we entered into interest rate swap agreements with a total notional amount of $375.0 million in accordance with the terms of the $800 million senior secured credit facility. There are three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005. Under these contracts, we pay a fixed rate of 1.92% and receive a variable rate based on the 90-day LIBOR rate. We also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006. We accounted for these effective interest rate swap agreements as cash flow hedges. The changes in the fair values of effective interest rate swaps were recorded as adjustments to accrued interest in the accompanying consolidated balance sheet with the offset recorded in accumulated other comprehensive loss. The amount of ineffectiveness related to the cash flow hedges in 2003, was immaterial. Under these contracts, we pay fixed rates of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

Board of Directors
Penn National Gaming, Inc. and subsidiaries
Wyomissing, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in the Summary of Significant Accounting Policies in the consolidated financial statements, in January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP

Philadelphia, Pennsylvania
January 30, 2004, except for Note 15,
    which is as of February 22, 2004

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

December 31,	2002	2003
Assets
Current assets:
Cash and cash equivalents	$55,121	$106,969
Receivables	19,418	28,304
Prepaid income taxes	6,415	7,593
Prepaid expenses and other current assets	9,080	29,592
Deferred income taxes	4,405	17,285

Total current assets	94,439	189,743

Net property and equipment, at cost	450,886	740,507

Other assets:
Investment in and advances to unconsolidated affiliate	16,152	17,187
Excess of cost over fair market value of net assets acquired	160,506	603,470
Management contract (net of accumulated amortization of $4,206 and $6,719, respectively)	21,539	19,027
Deferred financing costs, net	10,463	28,214
Miscellaneous	11,495	11,451

Total other assets	220,155	679,349

	$765,480	$1,609,599

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$18	$124,979
Accounts payable	19,450	28,155
Accrued liabilities:
Expenses	21,973	46,117
Interest	18,041	36,516
Salaries and wages	17,351	29,925
Gaming, pari-mutuel, property and other taxes	9,282	11,624
Other current liabilities	6,867	9,722

Total current liabilities	92,982	287,038

Long-term liabilities:
Long-term debt, net of current maturities	375,000	984,489
Other liabilities	—	403
Deferred income taxes	50,498	27,791

Total long-term liabilities	425,498	1,012,683

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; shares issued 40,033,684 and 40,621,350, respectively	403	409
Treasury stock, at cost 849,400 shares	(2,379)	(2,379)
Additional paid-in capital	154,049	162,442
Retained earnings	96,584	148,055
Accumulated other comprehensive (loss) income	(1,657)	1,351

Total shareholders' equity	247,000	309,878

	$765,480	$1,609,599

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

Year ended December 31,	2001	2002	2003
Revenues:
Gaming	$364,139	$490,240	$976,411
Racing	112,087	113,340	107,900
Management service fee	8,297	11,479	13,726
Food, beverage and other revenue	57,193	68,615	139,282

Gross revenues	541,716	683,674	1,237,319
Less: Promotional allowances	(24,579)	(27,713)	(74,324)

Net revenues	517,137	655,961	1,162,995

Operating expenses:
Gaming	206,633	278,399	528,270
Racing	78,110	83,291	79,745
Food, beverage and other expenses	31,407	41,674	100,319
General and administrative	92,003	113,966	203,991
Depreciation and amortization	32,093	36,456	67,487

Total operating expenses	440,246	553,786	979,812

Income from operations	76,891	102,175	183,183

Other income (expense):
Interest expense	(46,096)	(42,104)	(97,492)
Interest income	3,040	1,553	1,770
Earnings from joint venture	2,531	1,965	1,825
Other	—	(52)	(4,286)
Loss on change in fair values of interest rate swaps	—	(5,819)	(527)
Loss on early extinguishment of debt	—	(7,924)	(1,310)

Total other expense	(40,525)	(52,381)	(100,020)

Income before income taxes	36,366	49,794	83,163
Taxes on income	12,608	18,931	31,692

Net income	$23,758	$30,863	$51,471

Per share data:
Basic net income per share	$.78	$.82	$1.30
Diluted net income per share	$.75	$.79	$1.27
Weighted average shares outstanding:
Basic	30,653	37,775	39,473
Diluted	31,837	39,094	40,612

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(In thousands, except share data)

	Common Stock					Accumulated Other Comprehensive (Loss) Income
			Treasury Stock	Additional Paid-In Capital	Retained Earnings			Compre- hensive Income
	Shares	Amount					Total
Balance, December 31, 2000	30,918,350	$155	$(2,379)	$39,482	$41,963	$—	$79,221	$—
Exercise of stock options including tax benefit of $1,196	948,500	5	—	4,123	—	—	4,128	—
Change in fair value of interest rate swap contracts, net of income tax benefit of $2,043						(3,794)	(3,794)	(3,794)
Foreign currency translation adjustment	—	—	—	—	—	(48)	(48)	(48)
Net income	—	—	—	—	23,758	—	23,758	23,758

Balance, December 31, 2001	31,866,850	160	(2,379)	43,605	65,721	(3,842)	103,265	$19,916

Exercise of stock options including tax benefit of $3,528	1,466,834	15	—	14,161	—	—	14,176	$—
Issuance of common stock	6,700,000	68	—	96,009	—	—	96,077	—
Accelerated vesting of stock options	—	—	—	434	—	—	434	—
Change in fair value of interest rate swap contracts, net of income taxes of $495	—	—	—	—	—	918	918	918
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $676	—	—	—	—	—	1,257	1,257	—
Stock split	—	160	—	(160)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	10	10	10
Net income	—	—	—	—	30,863	—	30,863	30,863

Balance, December 31, 2002	40,033,684	403	(2,379)	154,049	96,584	(1,657)	247,000	$31,791

Exercise of stock options including tax benefit of $6,067	587,666	6	—	8,393	—	—	8,399	$—
Change in fair value of interest rate swap contracts, net of income taxes of $669	—	—	—	—	—	1,091	1,091	1,091
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $810	—	—	—	—	—	1,517	1,517	—
Foreign currency translation adjustment	—	—	—	—	—	400	400	400
Net income	—	—	—	—	51,471	—	51,471	51,471

Balance, December 31, 2003	40,621,350	$409	$(2,379)	$162,442	$148,055	$1,351	$309,878	$52,962

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2001	2002	2003
Cash flows from operating activities:
Net income	$23,758	$30,863	$51,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,093	36,456	67,487
Amortization of deferred financing costs charged to interest expense	2,444	2,036	4,247
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense net of income tax benefit.	—	1,257	1,517
Loss on sale of fixed assets	809	735	1,819
Earnings from joint venture	(2,531)	(1,965)	(1,825)
Loss relating to early extinguishment of debt	—	5,906	1,310
Deferred income taxes	6,959	10,454	31,764
Accelerated vesting of stock options	—	434	—
Tax benefit from stock options exercised	1,196	3,528	6,067
Loss on change in value of interest rate swap contracts	—	5,819	527
Decrease (increase), net of businesses acquired, in
Receivables	2,226	1,160	94
Prepaid income taxes	1,905	(6,415)	(1,178)
Prepaid expenses and other current assets	(546)	(1,045)	(10,756)
Miscellaneous other assets	(1,149)	(1,813)	9,914
Increase (decrease), net of businesses acquired, in
Accounts payable and accrued liabilities	15,414	8,176	5,647
Gaming, pari-mutuel, property and other taxes	2,456	3,689	(10,740)
Income taxes payable	180	(180)	—
Other current liabilities	619	1,759	(2,423)

Net cash provided by operating activities	85,833	100,854	154,942

Cash flows from investing activities:
Expenditures for property and equipment	(41,511)	(88,902)	(57,482)
Net payments under interest rate swaps	—	(3,830)	(1,902)
Proceeds from sale of property and equipment	299	369	722
Distributions from joint venture	2,928	—	790
Acquisition of businesses, net of cash acquired	(182,658)	(9,570)	(264,081)
(Increase) decrease in cash in escrow	4,607	(500)	1,000

Net cash used in investing activities	(216,335)	(102,433)	(320,953)

Cash flows from financing activities:
Proceeds from exercise of options	2,932	10,646	2,332
Proceeds from sale of common stock	—	96,077	—
Proceeds from issuance of long-term debt	211,000	173,752	900,000
Principal payments on long-term debt	(61,389)	(258,891)	(661,566)
Increase in deferred financing cost	(6,950)	(3,272)	(23,307)

Net cash provided by financing activities	145,593	18,312	217,459

Effect of exchange rate fluctuations on cash	—	10	400

Net increase in cash and cash equivalents	15,091	16,743	51,848
Cash and cash equivalents at beginning of year	23,287	38,378	55,121

Cash and cash equivalents at end of year	$38,378	$55,121	$106,969

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

Business

        Penn National Gaming, Inc. ("Penn") and subsidiaries (collectively, the "Company") is a diversified, multi-jurisdictional owner and operator of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. From 2000 to 2002, the Company acquired five other gaming properties through its Mississippi (Casino Magic-Bay St. Louis and Boomtown Biloxi), CRC Holdings, Inc. (Casino Rouge and Casino Rama management contract), and Bullwhackers properties acquisitions. The transition continued with the acquisition of Hollywood Casino Corporation on March 3, 2003.

        The consolidated financial statements include the accounts of Penn and its wholly-owned subsidiaries. The Company owns and operates, through its subsidiaries, eight gaming properties in Charles Town, West Virginia; Bay St. Louis, Biloxi and Tunica, Mississippi; Baton Rouge and Shreveport, Louisiana; Black Hawk, Colorado; and Aurora, Illinois. The Company also owns Penn National Race Course, a thoroughbred racetrack in Grantville, Pennsylvania, Pocono Downs, a harness racetrack in Wilkes-Barre, Pennsylvania and eleven off-track wagering ("OTW") facilities located throughout Pennsylvania. The Company has a 50% interest in Pennwood Racing, Inc., which owns and operates Freehold Raceway in New Jersey. In addition, the Company has a management contract and receives a management service fee for operating a gaming facility in Orillia, Ontario, Canada ("Casino Rama").

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

        Concentration of credit risk, with respect to casino receivables, is limited through the Company's credit evaluation process. The Company issues markers to approved casino customers only following background checks and investigations of creditworthiness.

        The Company's trade receivables consist principally of amounts due from other racetracks and their OTWs for the settlement of simulcast fees, amounts due from the West Virginia Lottery for gaming revenue settlements and $12.1 million due from Casino Rama for management service fees of $1.3 million and reimbursement of $10.8 million of expenses to be paid on behalf of Casino Rama as of December 31, 2003. The payable on behalf of Casino Rama is included in accrued salaries in the accompanying consolidated balance sheet at December 31, 2003.

        Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit-related losses.

Fair Value of Financial Instruments

        The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

  Cash and Cash Equivalents: The carrying amount approximates the fair value due to the short maturity of the cash equivalents.

  Long-term Debt: The fair value of the Company's long-term debt approximates carrying value and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Property, Equipment and Management Contract

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

        Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	25 to 40 years
Furniture, fixtures, and equipment	3 to 7 years
Transportation equipment	5 years
Leasehold Improvements	10 to 20 years

        Amortization of the management contract for Casino Rama is computed by the straight-line method through July 2011, the expiration date of the agreement.

        The Company reviews the carrying values of its long-lived and identifiable intangible assets, other than goodwill, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 2003, the Company has determined that no impairment has occurred.

Excess of Cost Over Fair Market Value of Net Assets Acquired (Goodwill)

        In 2002, the Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 establishes standards for the accounting of intangible assets that are acquired individually or with a group of other assets and the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Under SFAS No. 142, amortization of goodwill and intangible assets with an indefinite useful life is discontinued and additional financial statement disclosure for goodwill and other intangibles is required. Goodwill and intangible assets are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized.

        Because the Company's goodwill is no longer being amortized, the reported amounts of goodwill will not decrease in the same manner as under previous accounting pronouncements. There may be more volatility in reported income than under previous accounting pronouncements because impairment losses, if any, are likely to occur irregularly and in varying amounts. For the years ended December 31, 2002 and 2003, no impairment charges were required as a result of the impairment test.

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

Accounting for Derivatives and Hedging Activities

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at fair value.

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

        The Company's objective is to limit the impact of interest rate changes on earnings and cash flows. The Company currently achieves this by entering into interest rate swap agreements to convert a percentage of its debt from variable to fixed rates. Under interest rate swap contracts, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times a notional amount. Net settlements are made quarterly. If the contracts are terminated prior to maturity, the amount paid or received in settlement is established by agreement at the time of the termination and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The Company accounts for these swaps as cash flow hedges. Generally, the Company does not issue or hold derivative contracts for speculative purposes.

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

Revenue Recognition

        In accordance with gaming industry practice, the Company recognizes casino revenues as the net of gaming wins less losses. Net revenues exclude the retail value of complimentary rooms, food and beverage furnished gratuitously to customers. These amounts that are included in promotional allowances were as follows:

Year ended December 31,	2001	2002	2003
	(In thousands)
Rooms	$1,468	$1,721	$10,920
Food and beverage	22,405	23,416	56,000
Other	706	2,576	7,404

Total promotional allowances	$24,579	$27,713	$74,324

        The estimated cost of providing such complimentary services that is included in gaming expenses was as follows:

Year ended December 31,	2001	2002	2003
	(In thousands)
Rooms	$952	$1,108	$8,164
Food and beverage	13,681	13,308	40,598
Other	523	1,570	4,825

Total cost of complimentary services	$15,156	$15,986	$53,587

        Racing revenues include the Company's share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and the Company's share of wagering from import and export simulcasting, as well as its share of wagering from its OTWs.

        Revenues from the Management Contract for Casino Rama (see Note 2) are based upon contracted terms and are recognized when services are performed.

Earnings Per Share

        Basic earnings per share ("EPS") are computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options.

        Options to purchase 156,000, 337,500, and 130,000 shares of common stock were outstanding during the years ended December 31, 2001, 2002 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore the effect would be antidilutive. The following represents reconciliation from basic earnings per share to diluted earnings per share.

Year ended December 31,	2001	2002	2003
	(In thousands)
Determination of shares:
Weighted average common shares outstanding	30,653	37,775	39,473
Assumed conversion of dilutive stock options	1,184	1,319	1,139

Diluted weighted average common shares outstanding	31,837	39,094	40,612

Stock-Based Compensation

        The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under the intrinsic-value method, because the exercise price of the Company's employee stock options is less than or equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        The Company accounts for the plans under the recognition and measurement principles of APB 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted since all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. However, there are situations that may occur, such as the accelerated vesting of options, that require a current charge to income.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), to stock-based employee compensation:

Year ended December 31,	2001		2002		2003
	(In thousands)
Net income, as reported		$23,758		$30,863	$51,471
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		—		270	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(773)		(1,971)	(2,912)

Pro forma net income		$22,985		$29,162	$48,559

Earnings per share:
Basic-as reported		$.78		$.82	$1.30
Basic-pro forma		$.75		$.77	$1.23
Diluted-as reported	$	..75	$	..79	$1.27
Diluted-pro forma		$.72		$.75	$1.20

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2002 and 2003:

	2001	2002	2003
Risk-free interest rate	6.0%	3.0%	3.0%
Volatility	75.8%	50.0%	41.0%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	5	5	5

        The effects of applying SFAS 123 and SFAS 148 in the above pro forma disclosure are not indicative of future amounts. SFAS 123 and SFAS 148 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

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

        The Company is also dependent upon a stable gaming and admission tax structure in the states that it operates in. Any change in the tax structure could have a material adverse affect on future results of operations.

Reclassification

        Certain prior years amounts have been reclassified to conform to the current year presentation.

Accounting Pronouncements Adopted in 2003

        In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of Interpretation No. 46 are applicable at the end of the annual reporting period ending after December 15, 2003. This Interpretation did not have an effect on the consolidated financial statements.

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" applies to us. FASB No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 is effective for our fiscal year beginning January 1, 2003. We had losses on early extinguishment of debt, net of income taxes of $5.2 million for the year ended December 31, 2002, respectively. These losses reflect the write-off of deferred finance fees and pre-payment fees associated with bank debt that was repaid with the proceeds of new financing. Effective January 1, 2003, pursuant to SFAS 145, the losses on early extinguishment of debt will be included in "Other income (expense)" in our consolidated statements of income.

Recent Accounting Pronouncements

        There are no accounting standards issued before December 31, 2003 but effective after December 31, 2003 which are expected to have a material impact on our financial reporting.

2.     Acquisitions

Acquisition Accounting

        The Company has accounted for its acquisitions subsequent to June 30, 2001 under SFAS No. 141, "Business Combinations." For purchase acquisitions completed prior to June 30, 2001, the Company accounted for acquisitions in accordance with APB Opinion No. 16. The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

Hollywood Casino Corporation

        On March 3, 2003, the Company completed its acquisition of Hollywood Casino Corporation and acquired 100 percent of its outstanding common stock for approximately $397.9 million in cash, including acquisition costs of $50.8 million. The results of operations for Hollywood Casino® are included in the consolidated financial statements from March 1, 2003. Hollywood Casino Corporation owns and operates distinctively themed casino entertainment facilities in major gaming markets in Aurora, Illinois, Tunica, Mississippi and Shreveport, Louisiana. The acquisition expanded the Company's customer base and provided increased geographic diversity. Under the terms of the purchase agreement, a wholly-owned subsidiary of the Company merged with and into Hollywood Casino Corporation, and Hollywood Casino Corporation stockholders received cash in the amount of $12.75 per share at closing or $328.1 million and holders of Hollywood Casino Corporation stock options received $19.0 million (representing the aggregate difference between $12.75 per share and their option exercise prices). The goodwill resulting from this acquisition is based on the excess of the amounts paid over the estimated fair value of the net assets acquired and this goodwill is not tax deductible.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At March 3, 2003
(In thousands)

Current assets	$170,718
Property and equipment	299,109
Other assets, including deferred income taxes of $32,436	64,501
Goodwill	442,964

Total assets acquired	977,292

Current liabilities	(72,157)
Other liabilities	(8,277)
Debt, current and non-current	(498,910)

Total liabilities assumed	(579,344)

Net assets acquired	$397,948

        Unaudited pro forma financial information for the years ended December 31, 2002 and 2003, as though the Hollywood Casino acquisition had occurred on January 1, 2002, is as follows:

	2002	2003
	(In thousands)
Revenues	$1,156,134	$1,244,242
Net income	$43,044	$52,965
Net income per common share
Basic	$1.14	$1.34
Diluted	$1.10	$1.30
Weighted shares outstanding
Basic	37,775	39,473
Diluted	39,094	40,612

Bullwhackers Casinos

        On April 25, 2002, the Company acquired all of the assets of the Bullwhackers Casino operations, in Black Hawk, Colorado, from Colorado Gaming and Entertainment Co., a subsidiary of Hilton Group plc, for $7.1 million in cash including acquisition costs of $.6 million. The acquisition was accounted for as a purchase and accordingly the results of operations are included from the date of acquisition. There was no goodwill recognized for this transaction. The Bullwhackers assets consist of the Bullwhackers Casino, the adjoining Bullpen Sports Casino, the Silver Hawk Saloon and Casino, an administrative building and a 475-car parking area, all located in the Black Hawk, Colorado gaming jurisdiction.

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

        The management contract expires July 31, 2011. CHC Casinos Canada Limited ("CHC"), a wholly-owned subsidiary of the Company, operates Casino Rama in the Province of Ontario. The Company derives all of its management service fee revenue from this agreement. As of the date of the acquisition, the fair value of the management contract was $25.7 million.

3.     Property and Equipment

        Property and equipment consist of the following (in thousands):

December 31,	2002	2003
Land and improvements	$88,885	$123,660
Building and improvements	289,782	530,845
Furniture, fixtures, and equipment	143,760	216,503
Transportation equipment	1,127	1,246
Leasehold improvements	14,657	14,495
Construction in progress	3,880	6,093

Total property and equipment	542,091	892,842
Less: accumulated depreciation and amortization	91,205	152,335

Property and equipment, net	$450,886	$740,507

        Interest capitalized in connection with major construction projects was $.5 million, $1.6 million, and $.3 million in 2001, 2002 and 2003, respectively. Depreciation and amortization expense, for property and equipment, totaled $26.9 million, $34.0 million, and $65.0 million in 2001, 2002, and 2003, respectively.

4.     Excess of the Cost Over Fair Value of Net Assets Acquired (Goodwill) and Other Intangible Assets

        For the year ended December 31, 2001, the Company recorded amortization of goodwill of $3.5 million. Excluding amortization of goodwill, pro forma net income and diluted net income per share for the year ended December 31, 2001 would have been $26.2 million and $.82 per share, respectively. Substantially all of the goodwill relates to the Company's gaming operations.

        At December 31, 2003, the Company had goodwill of $603.5 million, an increase of $443.0 million from the prior year. The increase in goodwill is attributed to the Hollywood Casino Corporation acquisition (see Note 2).

        As part of the CRC acquisition in April 2001, the Company acquired the management contract (the "Contract") for Casino Rama. This intangible asset is being amortized over its contractual life on the straight-line method through July 31, 2011, the expiration date of the Contract. The gross carrying amount of the Contract is $25.7 million and the accumulated amortization is $6.7 million as of December 31, 2003. The average annual amortization expense for the remaining life of the Contract is approximately $2.5 million.

        Amortization expense for the Contract totaled $1.7 million in 2001 and $2.5 million in 2002 and 2003, respectively.

5.     Long-term Debt

        Long-term debt is as follows (in thousands):

December 31,	2002	2003
Senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company.	$—	$399,700
$200 million 11 1/8% senior subordinated notes. These notes are general unsecured obligations of the Company	200,000	200,000
$175 million 8 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company	175,000	175,000
$200 million 6 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company	—	200,000
Hollywood Casino Shreveport non-recourse debt:
13% Shreveport First Mortgage Notes	—	150,000
13% Shreveport Senior Secured Notes, including bond premium of $686	—	39,686
Less: Bond valuation allowance	—	(70,348)
Capital leases	—	15,423
Other notes payable	18	7

	375,018	1,109,468
Less current maturities	18	124,979

	$375,000	$984,489

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2003 (in thousands):

2004	$124,979
2005	5,779
2006	5,909
2007	389,796
2008	202,290
Thereafter	380,715

Total minimum payments	$1,109,468

        At December 31, 2003, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $8.2 million.

Senior Secured Credit Facility

        On March 3, 2003, the Company entered into an $800 million senior secured credit facility with a syndicate of lenders that replaced its $350 million credit facility.

        The credit facility was initially comprised of a $100 million revolving credit facility maturing on September 1, 2007, a $100 million Term A facility loan maturing on September 1, 2007 and a $600 million Term B facility loan maturing on September 1, 2007. On March 3, 2003 the Company borrowed the entire Term A and Term B term loans to complete the purchase of Hollywood Casino Corporation and to call Hollywood Casino Corporation's $360 million senior secured notes.

        On September 30, 2003, the Company made an optional prepayment of $27 million toward its $800 million senior secured credit facility. Based on the Company's consolidated EBITDA (as defined in the credit agreement) for the 12 months ended September 30, 2003, the payment triggered a reduction of the interest rate margin on the Term A portion of the credit facility by 0.25% and a reduction of the interest rate margin on the Term B portion of the credit facility by 0.5%. The reductions of the interest rate margins became effective on October 23, 2003.

        On December 3, 2003, the Company made a pre-payment of $10.5 million plus accrued interest to satisfy in full its Term Loan A Facility due March 2008. Additionally, the Company made a pre-payment of $195.1 million plus accrued interest against our Term Loan B Facility due March 2009, which had approximately $596.3 million outstanding at September 30, 2003. The pre-payments were funded with the net proceeds of the $200 million 6 7/8% senior subordinated note offering and with cash from operations. Following the payments, the Term Loan B Facility had approximately $399.7 million outstanding.

        On December 5, 2003, the $800 million senior credit facility was amended and restated. The amended agreement reduced the total credit facility from $800 million to $500 million and converted the Term Loan B facility to a Term Loan D facility due September 2007. The Term Loan D facility will initially accrue interest at 250 basis points over LIBOR, representing a 100 basis point reduction from the original terms of the Term Loan B facility. In addition, the Term Loan D facility allows the Company to raise an additional $225 million in senior secured credit to expand its Pennsylvania racetrack operations if legislation is passed permitting slot machines or video lottery terminals at these facilities. The Term Loan B facility had allowed the Company to raise an additional $100 million in senior secured credit to expand its Pennsylvania racetrack operations if legislation is passed permitting slot machines or video lottery terminals at these facilities.

        At December 31, 2003, the Company had an outstanding balance of $399.7 million on Term Loan D facility and $91.8 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $8.2 million. The weighted average interest rate on the Term D facility is 3.63% at year-end excluding swaps and deferred finance fees.

        The senior secured credit facility is secured by substantially all of the assets of the Company, except for the assets of Hollywood Casino Shreveport, which serve as collateral for the notes of Hollywood Casino Shreveport. See "Hollywood Casino Shreveport Notes" below.

Interest Rate Swap Contracts

        The Company has a policy designed to manage interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, they are generally accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuations throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Net settlements pursuant to the financial instrument are included as interest expense in the period.

        On December 20, 2000, the Company entered into an interest rate swap with a notional amount of $100 million and a termination date of December 22, 2003. Under this agreement, the Company pays a fixed rate of 5.835% against a variable interest rate based on the 90-day LIBOR rate. On August 3, 2001, the Company entered into an interest rate swap with a notional amount of $36 million with a termination date of June 30, 2004. Under this agreement, the Company pays a fixed rate of 4.8125% against a variable interest rate based on the 90-day LIBOR rate. The Company entered into these interest rates swap agreements due to the requirements of the then current senior secured credit facility and to reduce the impact of future variable interest payments related to the such senior secured credit facility.

        In 2001, the Company accounted for the effective interest rate swap agreements as cash flow hedges. The changes in the fair values of effective interest rate swaps were recorded as adjustments to accrued interest in the accompanying consolidated balance sheet with the offset recorded in accumulated other comprehensive loss. The amount of ineffectiveness related to the cash flow hedges in 2001 and 2002 was immaterial. In March 2002, the Company repaid all of its then outstanding variable rate debt with the issuance of the 8 7/8% Senior Subordinated Notes, fixed rate debt. The hedge designation was removed. Subsequent changes in the fair value of the interest rate swap contracts are recognized as adjustments to loss on change in fair values of interest rate swaps in the accompanying statements of income in the period in which they occur. Accordingly, the Company has recorded a non-cash pre-tax loss of $5.8 million, or $.09 per diluted share after tax, for the year ended December 31, 2002 and $.5 million, or $.01 per diluted share after tax, for the year ended December 31, 2003. Amounts previously recognized in other comprehensive income will be reclassified to income over the remaining term of the swap as the Company incurs interest expense on the replacement debt. Over the next twelve months, approximately $125,000 will be reclassified to income.

        On March 27, 2003, the Company entered into interest rate swap agreements with a total notional amount of $375.0 million in accordance with the terms of the $800 million senior secured credit facility. There are three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005. Under these contracts, the Company pays a fixed rate of 1.92% and receive a variable rate based on the 90-day LIBOR rate. The Company also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006. The Company accounted for these effective interest rate swap agreements as cash flow hedges. The changes in the fair values of effective interest rate swaps were recorded as adjustments to accrued interest in the accompanying consolidated balance sheet with the offset recorded in accumulated other comprehensive loss. The amount of ineffectiveness related to the cash flow hedges in 2003, was immaterial. Under these contracts, the Company pays fixed rates of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap.

        At December 31, 2003, the 90-day LIBOR rate was 1.15%.

Termination of Interest Rate Swap Agreement

        Effective March 3, 2003, the Company terminated its $36 million notional amount interest rate swap originally scheduled to expire in June 2004. The Company paid $1.9 million to terminate the swap agreement.

11 1/8% Senior Subordinated Notes due 2008

        On March 12, 2001, the Company completed an offering of $200 million of its 11 1/8% Senior subordinated notes that mature on March 1, 2008. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2001. The proceeds from these notes were used, in part, to finance the CRC Acquisition.

        The Company may redeem all or part of the notes on or after March 1, 2005 at certain specified redemption prices. Prior to March 1, 2004, the Company may redeem up to 35% of the notes from proceeds of certain sales of its equity securities. The notes are also subject to redemption requirements imposed by state and local gaming laws and regulations.

        The notes are general unsecured obligations and are guaranteed on a senior subordinated basis by all of the Company's current and future wholly-owned domestic subsidiaries. The notes rank equally with the Company's future senior subordinated debt and junior to its senior debt, including debt under the Company's senior credit facility. In addition, the notes will be effectively junior to any indebtedness of Penn's non-U.S. subsidiaries or subsidiaries that do not guarantee the notes ("Unrestricted Subsidiaries").

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

8 7/8% Senior Subordinated Notes due 2010

        On February 28, 2002, the Company completed an offering of $175 million of its 8 7/8% senior subordinated notes that mature on March 15, 2010. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2002. The Company used the net proceeds from the offering, totaling approximately $170.0 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under its existing senior secured credit facility.

        The Company may redeem all or part of the 8 7/8% notes on or after March 15, 2006 at certain specified redemption prices. Prior to March 15, 2005, the Company may redeem up to 35% of the 8 7/8% notes from proceeds of certain sales of its equity securities. The 8 7/8% notes also are subject to redemption requirements imposed by state and local gaming laws and regulations.

        The 8 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company's current and future wholly-owned domestic subsidiaries. The 8 7/8% notes rank equally with the Company's future senior subordinated debt and the 11 1/8% senior subordinated notes, and junior to its senior debt, including debt under the Company's senior credit facility. In addition, the 8 7/8% notes will be effectively junior to any indebtedness of Penn's non-U.S. subsidiaries or Unrestricted Subsidiaries, none of which have guaranteed the 8 7/8% notes.

6 7/8% Senior Subordinated Notes due 2011

        On December 1, 2003, the Company completed an offering of $200 million of its 6 7/8% senior subordinated notes that mature on December 1, 2011. Interest on the notes is payable on June 1 and December 1 of each year, beginning June 1, 2004. The Company used the net proceeds from the offering, totaling approximately $196.6 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under its existing senior secured credit facility.

        The Company may redeem all or part of the notes on or after December 1, 2007 at certain specified redemption prices. Prior to December 1, 2006, the Company may redeem up to 35% of the notes from proceeds of certain sales of its equity securities. The notes are also subject to redemption requirements imposed by state and local gaming laws and regulations.

        The 6 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by all of the Company's current and future wholly-owned domestic subsidiaries. The 6 7/8% notes rank equally with the Company's future senior subordinated debt and junior to its senior debt, including debt under the Company's senior credit facility. In addition, the 6 7/8% notes will be effectively junior to any indebtedness of Penn's non-U.S. Unrestricted Subsidiaries.

        The 6 7/8% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act.

Covenants

        The terms of the Company's senior secured credit facility and senior subordinated notes require the Company to satisfy certain financial covenants, including, but not limited to, leverage and fixed charges coverage ratios and limitations on indebtedness, liens, investments and capital expenditures. At December 31, 2003, the Company was in compliance with all required financial covenants.

Hollywood Casino Shreveport Notes

        Hollywood Casino Shreveport and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% senior secured notes due 2006 and $39 million aggregate principal amount of 13% first mortgage notes due 2006 (the "Hollywood Casino Shreveport Notes"). Hollywood Casino Shreveport is a general partnership that owns the casino operations. Shreveport Capital Corporation is a wholly-owned subsidiary of Hollywood Casino Shreveport formed solely for the purpose of being a co-issuer of the Hollywood Casino Shreveport Notes.

        The Hollywood Casino Shreveport Notes are non-recourse to Penn and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc. (collectively the "Shreveport Entities") and are secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

        The indentures governing the Hollywood Casino Shreveport Notes require the issuers to make an offer to purchase the Hollywood Casino Shreveport Notes at 101% of the principal amount thereof within 10 days of the occurrence of a "Change of Control" as defined in the indentures. A "Change of Control" was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of our wholly-owned subsidiary with and into Hollywood Casino Corporation. Hollywood Casino Shreveport determined that it did not have the liquidity to repurchase the Hollywood Casino Shreveport Notes at 101% of their principal amount.

        On March 14, 2003, the Hollywood Casino Shreveport and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Casino Shreveport Notes that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Casino Shreveport Notes or an event of default will have occurred under the indentures. Neither Hollywood Casino Shreveport nor Shreveport Capital Corporation made a Change of Control offer to purchase the Hollywood Casino Shreveport Notes within the sixty days. Hollywood Casino Shreveport did not make the August 1, 2003 interest payment of $12.3 million due on the Hollywood Casino Shreveport Notes. There can be no assurance that the holders of the Hollywood Casino Shreveport Notes will not pursue all rights and remedies that they may have under the indentures as a result. Further, any action on the part of the note holders may require the Shreveport Entities to seek the protection of the bankruptcy laws or other similar remedies. (See Note 15 for subsequent events).

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

        In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against the Company in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking a declaratory judgment that the plaintiff is entitled to terminate the lease and/or void the Company's option to renew the lease due to certain alleged defaults by the Company or its predecessors-in-interest. The term of the Company's lease expired in January 2004 and the Company exercised its automatic right to renew for an additional five year term (which, as previously noted is being contested by the landlord). In September 2003 the court granted the Company a partial motion for summary judgment. A hearing date has not yet been set. Further litigation on the remaining issues is anticipated. (See Note 15 for subsequent events).

        In October 2002, in response to the Company's plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations, filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company's request to relocate the barge. Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved our plan to relocate the barge.

The Company filed a motion for summary judgment in October 2003 and the plaintiff filed its own motion for summary judgment in January 2004. Discovery is substantially complete at this time and a trial date has been set for April 2004.

        In October 2003, the Company and one of its subsidiaries brought a declaratory action for coverage against Lexington Insurance Company and National Union Fire Insurance of Pittsburgh, Pennsylvania ("National Union") in the Circuit Court of Jefferson County, West Virginia ("the West Virginia Action"). The case involves a dispute over coverage for punitive damage awards for claims arising in West Virginia. Subsequent to the filing of the West Virginia action, National Union brought an action against the Company and several of its subsidiaries in the Court of Common Pleas of Berks County, Pennsylvania denying coverage for punitive damage awards for claims arising in West Virginia. The Company is currently a defendant in several cases in West Virginia in which punitive damages have been plead. (See Note 15 for subsequent events).

Operating Leases

        The Company is liable under numerous operating leases for automobiles, other equipment and buildings, which expire through 2010. Total rental expense under these agreements was $4.0 million, $5.2 million, and $6.6 million for the years ended December 31, 2001, 2002, and 2003, respectively.

        The future lease commitments relating to noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

Year ending December 31,
2004	$4,464
2005	3,057
2006	2,346
2007	1,714
2008	1,501
Thereafter	7,908

$20,990

        The Company leases land for use by Boomtown Biloxi. The lease term is 99 years and is cancelable upon one year's notice. The lease called for an initial deposit by the Company of $2.0 million and for annual base lease rent payments of $2.0 million and percentage rent equal to 5.0% of adjusted gaming win (as defined in the lease) over $25.0 million and 6.0% of the amount by which the adjusted gaming win exceeds $50.0 million. For the years ended December 31, 2001, 2002 and 2003 the Company paid lease rent under this agreement of $3.6 million, $4.2 million, and $4.3 million respectively.

        The Company leases land for use by Bullwhackers Casinos in Black Hawk, Colorado. There are four leases with terms of one to 20 years. The leases consist of annual base lease rent payments, which are included in the above table, plus a percentage rent based on a percent of adjusted gaming win as described in the leases. The annual base lease rent payments were $1.2 million for the period April 28, 2002 to December 31, 2002. Total lease payments for the period were $1.9 million. On April 24, 2003, the Company completed the purchase of the leased land for the Bullwhackers Casino for a purchase price of $6.1 million. Based on current operating performance, this purchase reduces the rent expense by approximately $1.0 million per year. In 2003, base lease payments were $1.1 million and total lease payments were $1.3 million.

Commitments

        As of December 31, 2003, the Company is contractually committed to spend approximately $5.0 million in capital expenditures for projects in progress.

Employee Benefit Plans

        The Company has profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, that cover all eligible employees who are not members of a bargaining unit. The plans enable employees choosing to participate to defer a portion of their salary in a retirement fund to be administered by the Company. The Company's contributions to the plans are set at 50% of employees' elective salary deferrals up to a maximum of 6% of employee compensation. The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at the Charles Town Entertainment Complex. The Company makes monthly contributions equal to the amount accrued for retirement expense, which is calculated as .25% of the daily mutual handle and .5% of the net video lottery revenues. Total contributions to the plans for the years ended December 31, 2001, 2002 and 2003 were $1.8 million, $2.5 million and $2.8 million, respectively.

        The Company maintains a deferred compensation plan that covers most management and other highly compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and bonus and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust and transfers to the Trust, on an annual basis, an amount necessary to provide on a present value basis for its respective future liabilities with respect to participant deferral and Company contribution amounts. Company contributions in 2001, 2002 and 2003 were $.5 million, $.3 million and $.6 million, respectively.

Agreements with Horsemen and Pari-Mutuel Clerks

        The Company is required to have agreements with the horsemen at each of its racetracks to conduct its live racing and simulcasting activities. In addition, in order to operate gaming machines in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders

        At the Charles Town Entertainment Complex, the Company has an agreement with the Charles Town horsemen that expires on June 30, 2004. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutual clerks, which expires on December 31, 2004.

        The Company's agreement with the Pennsylvania Thoroughbred horsemen at Penn National Race Course expires on March 31, 2004. The Company's agreement with the Pennsylvania Harness horsemen at Pocono Downs expires on March 16, 2004.

        The Company has an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at six of its OTWs. That agreement expires on September 30, 2005. The Company also has an agreement with Local 137 at Penn National Race Course with respect to pari-mutuel clerks and admissions and Telebet personnel that expired on September 30, 2002. To date, the Company has operated under that contract by formal and informal extensions.

        Pennwood Racing also has an agreement in effect with the horsemen at Freehold Raceway which expires May 2006.

New Jersey Joint Venture

        On January 28, 1999, the Company, along with its joint venture partner, Greenwood New Jersey, Inc. purchased certain assets and assumed certain liabilities of Freehold Racing Association, Garden State Racetrack and related entities, in a transaction accounted for as a purchase. During 2001, Garden State Racetrack ceased operations.

        The Company made an $11.3 million loan to the joint venture and an equity investment of $.3 million. The loan is evidenced by a subordinated secured note, which has been included in investment in and advances to an unconsolidated affiliate in the consolidated financial statements. The note bears interest at prime plus 2.25% or a minimum of 10% (as of December 31, 2003 the interest rate was 10%). The Company has recorded interest income in the accompanying consolidated financial statements of $1.2 million, $1.1 million, and $1.1 million for the years ended December 31, 2001, 2002 and 2003, respectively.

        The Company entered into a Debt Service Maintenance Agreement with a bank to guarantee 50% of a $23.0 million term loan to the joint venture. As of December 31, 2003, the Company's obligation under its guarantee of the term loan was limited to approximately $8.8 million. The Company's investment in the joint venture is accounted for under the equity method. The original investment was recorded at cost and has been adjusted by the Company's share of income of the joint venture and distributions received. The Company's 50% share of the income of the joint venture is included in other income (expense) in the accompanying consolidated statements of income.

7.     Income Taxes

        Deferred tax assets and liabilities are comprised of the following (in thousands):

December 31,	2002	2003
Deferred tax assets:
Federal net operating losses	$—	$35,230
Federal general business credits	—	743
Accrued expenses	1,356	11,945
State net operating losses	7,443	12,683
Accumulated other comprehensive income (loss)	872	(559)

Gross deferred tax assets	9,671	60,042
Less Valuation Allowance	(6,096)	(10,604)

Net Deferred Tax Asset	3,575	49,438
Deferred tax liabilities:
Property, plant and equipment	(49,668)	(59,944)

Net deferred taxes	$(46,093)	$(10,506)

Reflected on consolidated balance sheets:
Current deferred tax asset, net	$4,405	$17,285
Noncurrent deferred tax liabilities, net	(50,498)	(27,791)

Net deferred taxes	$(46,093)	$(10,506)

        The valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company, which are not presently expected to be utilized.

        For income tax reporting, the Company has net operating loss carryforwards aggregating approximately $127.2 million available to reduce future state income taxes primarily for the Commonwealth of Pennsylvania as of December 31, 2003. Due to Pennsylvania's tax statute on annual net operating loss utilization limit, a substantial valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all the carryforwards will expire at various dates from December 31, 2006 to December 31, 2024.

        The federal net operating loss and general business credits resulted from the acquisition of Hollywood Casino Corporation during 2003. Section 382 of the Internal Revenue Code of 1986, as amended, limits the utilization of the net operating loss to $15.3 million per year or a $5.4 million per year tax benefit.

        The provision for income taxes charged to operations was as follows (in thousands):

Year ended December 31,	2001	2002	2003
Current tax expense
Federal	$5,542	$9,662	$1,926
State	107	740	722

Total current	5,649	10,402	2,648

Deferred tax expense (benefit)
Federal	7,159	8,453	29,141
State	(200)	76	(97)

Total deferred	6,959	8,529	29,044

Total provision	$12,608	$18,931	$31,692

        The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the following periods:

Year ended December 31,	2001	2002	2003
Percent of pretax income
Federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	(.2)	1.0	.5
Permanent differences, including amortization of management contract	.3	2.0	2.0
Other miscellaneous items	(.4)	—	.6

	34.7%	38.0%	38.1%

8.     Supplemental Disclosures of Cash Flow Information

Year ended December 31,	2001	2002	2003
	(In thousands)
Cash payments of interest	$36,709	$39,886	$75,340
Cash payments of income taxes	3,480	12,752	—
Acquisitions:
Cash paid	182,000	7,114	397,948
Fair value of assets acquired	250,388	7,504	977,292
Fair value of liabilities assumed	211,662	1,495	579,344

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

10.   Stock Based Compensation

        In April 1994, the Company's Board of Directors and shareholders adopted and approved the Stock Option Plan (the "1994 Plan"). The 1994 Plan permits the grant of options to purchase up to 6,000,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The 1994 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. At December 31, 2003, there were 18,750 options available for future grants under the 1994 Plan. Unless the Board of Directors terminates the 1994 Plan earlier, the 1994 Plan will terminate in April 2004.

        On April 16, 2003, the Company's Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the "2003 Plan"). On May 22, 2003, the Company's shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permits the grant of options to purchase Common Stock and other market-based and performance-based awards. Up to 6,000,000 shares of Common Stock are available for awards under the 2003 Plan. The 2003 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options. Unless this plan is extended, no awards shall be granted or exchanges effected under this plan after May 31, 2013. At December 31, 2003, there were 5,545,000 options available for future grants under the 2003 Plan.

        Stock options that expire between May 26, 2004 and February 6, 2013 have been granted to officers and directors to purchase Common Stock at prices ranging from $1.67 to $23.75 per share. All options were granted at market prices at date of grant.

        The following table contains information on stock options issued under the plans for the three-year period ended December 31, 2003:

	Option Shares	Average Exercise Price
Outstanding at January 1, 2001	2,827,500	$4.01
Granted	1,070,392	6.00
Exercised	(948,500)	3.10
Canceled	(46,000)	2.39

Outstanding at December 31, 2001	2,903,392	5.08
Granted	1,035,500	15.85
Exercised	(867,334)	6.22
Canceled	(138,392)	5.00

Outstanding at December 31, 2002	2,933,166	8.55
Granted	1,057,500	17.58
Exercised	(587,666)	8.96
Canceled	(36,250)	9.42

Outstanding at December 31, 2003	3,366,750	12.18

        In addition, common stock options in the amount of 647,500 were issued to the Company's Chairman outside of the 1994 Plan and the 2003 Plan. 600,000 shares were issued in 1996 and 47,500 shares were issued in 2003. These options were issued at prices ranging from $8.82 to $15.90 per share and are exercisable through February 6, 2013. During the year 2002, 600,000 of these options were exercised.

        Exercisable at year-end:

	Option Shares	Weighted Average Exercise Price
2001	1,820,836	$5.73
2002	917,875	3.53
2003	1,054,125	7.61

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Exercise Price Range			Total
	$1.67 to $6.63	$7.19 to $15.90	$15.98 to $23.75	$1.67 to $23.75
Outstanding options
Number outstanding	1,141,000	1,412,250	861,000	3,414,250
Weighted average remaining contractual life (years)	4.34	6.01	6.18	5.50
Weighted average exercise price	$4.30	$14.51	$18.97	$12.22
Exercisable options
Number outstanding	676,500	225,500	152,125	1,054,125
Weighted average exercise price	$3.78	$12.41	$17.53	$7.61

11.   Segment Information

        The Company reviews the results from operations, depreciation and amortization and total assets based on two segments: gaming and racing. The accounting policies for each segment are the same as those described in the "Summary of Significant Accounting Policies." The table below presents information about reported segments (in thousands):

	Gaming(1)	Racing	Eliminations		Total
Year ended December 31, 2001
Revenue	$420,199	$98,713	$(1,775	)(2)	$517,137
Income from Operations	66,465	10,426			76,891
Depreciation and Amortization	28,072	4,021			32,093
Total Assets	1,092,400	90,014	(503,037	)(3)	679,377
Year ended December 31, 2002
Revenue	$555,886	$101,854	$(1,779	)(2)	$655,961
Income from Operations	91,643	10,532			102,175
Depreciation and Amortization	33,012	3,444			36,456
Total Assets	1,198,009	98,358	(530,887	)(3)	765,480
Year ended December 31, 2003
Revenue	$1,067,713	$96,894	$(1,612	)(2)	$1,162,995
Income from Operations	173,919	9,264			183,183
Depreciation and Amortization	64,041	3,446			67,487
Total Assets	2,716,800	98,109	(1,205,310	)(3)	1,609,599

(1)
Reflects results of the CRC acquisition since April 28, 2001, the Bullwhackers acquisition since the April 25, 2002 and the Hollywood Casino acquisition since March 3, 2003.

(2)
Primarily reflects intercompany transactions related to import/export simulcasting.

(3)
Primarily reflects elimination of intercompany investments, receivables and payable.

12.   Summarized Quarterly Data (Unaudited)

        Following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2003:

	Fiscal Quarter
	First	Second	Third	Fourth
	(In thousands, except per share data)
2002
Total revenues	$153,489	$164,097	$174,404	$163,971
Income from operations	24,501	26,975	28,097	22,602
Net income	4,131	9,162	9,936	7,634
Basic earnings per share	.12	.24	.25	.21
Diluted earnings per share	.12	.23	.25	.19
2003
Total revenues	$225,210	$324,968	$316,122	$296,695
Income from operations	38,803	52,843	49,635	41,902
Net income	13,187	15,475	13,618	9,191
Basic earnings per share	.34	.39	.35	.22
Diluted earnings per share	.33	.38	.34	.22

13.   Related Party Transactions

Life Insurance Policies

        The Company has paid premiums on life insurance policies (the "Policies") on behalf of certain irrevocable trusts (the "Trusts") created by the Company's Chief Executive Officer ("CEO"). The policies cover the CEO's life and that of his spouse. The Trusts are the owners and beneficiaries of the policies and are obligated to reimburse the Company for all premiums paid when the insurance matures or upon death. To secure the Company's interest in each of the Policies, the Trusts have executed a collateral assignment of each of the Policies to the Company. As of December 31, 2003, the Company has recorded receivables from such trusts in the amount of $1,670,000. The Company paid premiums of $238,000, $227,000, and $249,000 in 2001, 2002, and 2003, respectively.

Executive Office Lease

        The Company currently leases executive office facilities from an affiliate of its Chief Executive Officer. Rent expense for the years ended December 31, 2001, 2002 and 2003 amounted to $105,000, $154,000, and $326,000. The Company added 6,653 square feet of office space this year and currently leases 19,045 square feet of office space in Wyomissing, Pennsylvania. The lease expires in June 2012 and provides for minimum annual future payments of $358,000.

14.   Subsidiary Guarantors

        Under the terms of the senior secured credit facility, all of the Company's domestic subsidiaries are guarantors under the agreement, except for Onward Development, LLC, an inactive subsidiary, Tennessee Downs, Inc., an inactive subsidiary, HWCC-Argentina, Inc., an inactive subsidiary, HWCC-Louisiana, Inc., HWCC-Shreveport, Inc. HCS I, Inc, HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation and their respective subsidiaries, if any, (the "Subsidiary Non-Guarantors").

        Summarized financial information as of and for the year ended December 31, 2003 for Penn, the Subsidiary Guarantors and Subsidiary Non-Guarantors is as follows:

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2003
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$1,153,015	$124,220	$46,231	$(1,133,723)	$189,743
Net property and equipment, at cost	1,793	627,970	110,744	—	740,507
Other assets	70,634	679,152	1,150	(71,587)	679,349

Total	$1,225,442	$1,431,342	$158,125	$(1,205,310)	$1,609,599

Current liabilities	$55,944	$64,489	$162,708	$3,897	$287,038
Long-term liabilities	976,012	1,207,221	5,734	(1,176,284)	1,012,683
Shareholder's equity	193,486	159,632	(10,317)	(32,923)	309,878

Total	$1,225,442	$1,431,342	$158,125	$(1,205,310)	$1,609,599

Year Ended December 31, 2003
Condensed Consolidating Statement of Income (In thousands)
Total revenues	$—	$1,036,955	$127,652	$(1,612)	$1,162,995
Total operating expenses	21,749	835,847	123,829	(1,612)	979,813

Income (loss) from operations	(21,749)	201,108	3,823	—	183,182
Other income (expense)	61,722	(135,961)	(25,780)	—	(100,019)

Income (loss) before income taxes (benefit)	39,973	65,147	(21,957)	—	83,163
Taxes (benefit) on income (loss)	15,161	24,239	(7,708)	—	31,692

Net income (loss)	$24,812	$40,908	$(14,249)	$—	$51,471

Year ended December 31, 2003
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by (used in) operating activities	$(330,393)	$470,386	$14,949	$—	$154,942
Net cash used in investing activities	(240,461)	(80,123)	(369)	—	(320,953)
Net cash provided by (used in) financing activities	578,727	(360,184)	(1,084)	—	217,459
Effect of exchange rate fluctuations on cash	—	507	(107)	—	400

Net increase in cash and cash equivalents	7,873	30,586	13,389	—	51,848
Cash and cash equivalents at beginning of year	3,339	38,430	13,352	—	55,121

Cash and cash equivalents at end of year	$11,212	$69,016	$26,741	$—	$106,969

15.   Subsequent Events

Bangor Historic Track

        On January 6, 2004, the Company entered into an agreement with Shawn Scott and Capital Seven, LLC to purchase all of the shares of Bangor Historic Track, Inc. ("BHT"), the company that operates Bangor Raceway in Bangor, Maine. In conjunction with the purchase agreement, the Company also secured an option to purchase the interests in Vernon Downs, which does business as Mid-State Raceway, a harness racing facility in Vernon, New York, controlled by an affiliate of Capital Seven, LLC. Initially, the purchase agreement provided that the purchase price includes up front cash, progress and milestone payments and a final payment, subject to adjustment based on the final passage of gaming legislation. The agreement also provided that the closing was subject to a number of conditions and contingencies, including gaming and other approvals. The citizens of Bangor approved a local referendum authorizing the operation of slot machines at Bangor Raceway in June 2003. On January 15, 2004, the Maine Harness Racing Commission ("MHRC") issued an order providing that they would issue a conditional license to BHT if, among other things, the Company accelerated its purchase of BHT. To do so, the Company amended its purchase agreement to provide for an accelerated closing without the payment of any additional funds and to provide for the payment of the balance of the purchase price over time if, as and when the various conditions and contingencies specified for such additional payments were satisfied. In addition, the Company also provided for a put mechanism allowing it to dispose of its ownership interest under certain circumstances. Upon exercise of the put, the shares would be transferred to a trustee who has been instructed to resell the shares for the benefit of the seller. In such event, the seller will be entitled to keep any deposits paid or accrued through the date of the put. On February 12, 2004, after the completion of the due diligence process, the Company decided not to exercise our option to purchase the interest in Vernon Downs.

        At this stage, no assurance can be given that the Company will be able to complete the transaction contemplated by the purchase agreement. In addition, both the regulatory and legislative environment are currently subject to significant uncertainty. While the voter initiated legislation authorizing the operation of slot machines at commercial tracks became effective in February 2004, the MHRC has not yet commenced the process of adopting rules and regulations necessary to allow for the issuance of gaming related licenses. In addition, the Maine legislature is currently considering various amendments to the existing legislation that may adversely impact the timing and ability of BHT to conduct gaming operations. Finally, although the MHRC issued an order on March 3, 2004 conditionally granting to BHT a license, subject to certain conditions, to conduct racing operations at Bangor Raceway in 2004, certain special interest groups have commenced litigation challenging the grant of the racing license to BHT. While the Company intends to defend BHT vigorously, such challenges, if successful, may adversely impact the timing and ability of BHT to conduct racing or gaming operations at Bangor Raceway.

Rosemont Proposal

        On January 22, 2004, the Company submitted a bid to finance and construct a casino in the greater Chicago area. The Company was one of seven companies seeking to purchase the bankrupt Emerald Casino, Inc. and one of three companies proposing to construct a casino in Rosemont, Illinois. The Company was not among the three finalists selected by the Illinois Gaming Board.

Hollywood Casino Shreveport

        On February 3, 2004, the Company's indirect subsidiary, HCS I, Inc., the managing general partner of Hollywood Casino Shreveport ("HCS"), announced that its Board of Directors (the "Board") has initiated a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex of HCS located in Shreveport, Louisiana. The announcement followed action by the Board authorizing HCS's financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee to oversee the sale process, consisting of the director who is not employed directly by Penn. The Board created the independent committee in the event that Penn seeks to participate as a bidder in the sale process. The Board took action after consultation with an ad hoc committee of holders of the Hollywood Casino Shreveport Notes. Such notes are carried on the balance sheet at $119.3 million, reflecting the fair value of the assets acquired at the date of acquisition. Although no formal agreement has been reached with the ad hoc committee regarding the sale process, HCS anticipates that it will consult with the ad hoc committee throughout the process. There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Hollywood Casino Shreveport Notes in full. HCS currently anticipates that any transaction would be effected through a federal bankruptcy proceeding. The Board also determined not to authorize HCS to make the February 1, 2004 interest payments, aggregating $12.3 million, due on the Hollywood Casino Shreveport Notes. As previously reported by HCS, the Hollywood Casino Shreveport Notes have been in default under the terms of their respective note indentures since May 2003, and accordingly are classified as current obligations at December 31, 2003. The Hollywood Casino Shreveport Notes are non-recourse to the Company and its subsidiaries (other than HWCC-Louisiana, Inc., HWCC-Shreveport, Inc. HCS I, Inc, HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation).

Legal Proceedings

        Louisiana.    In connection with the lease dispute involving the Casino Rouge property, in February 2004, the Company filed another motion for partial judgment on most of the remaining issues. A hearing date has not yet been set. Further litigation on the remaining issues is anticipated.

        West Virginia.    As of February 22, 2004, the Company had resolved several cases in West Virginia in which punitive damages had been pled, paid out the settlement amounts in the first quarter of 2004 (which amounts will be included in miscellaneous assets) and is seeking reimbursement for these settlement amounts in the West Virginia Action.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2003, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

        There were no changes that occurred during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders, or our 2004 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for in this item is hereby incorporated by reference to the 2004 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information called for in this item is hereby incorporated by reference to the 2004 Proxy Statement

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for in this item is hereby incorporated by reference to the 2004 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the 2004 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2.	Financial Statements and Financial Statement Schedules.
The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2002 and 2003
Consolidated Statements of Income for the years ended December 31, 2001, 2002 and 2003
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2002 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
3.
Exhibits, Including Those Incorporated by Reference.

        The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(b)
Reports on Form 8-K.

Report	Item(s) No.	Date of Report	Date Filed or Furnished
Form 8-K	9	September 30, 2003	Furnished October 3, 2003
Form 8-K	7 and 12	October 23, 2003	Furnished October 29, 2003
Form 8-K	5 and 7	November 24, 2003	Filed November 25, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.
By:	/s/ PETER M. CARLINO Peter M. Carlino Chairman of the Board and Chief Executive Officer

Dated: March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

        Each person whose signature appears below in so signing also makes, constitutes and appoints Robert S. Ippolito his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date
/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ KEVIN DESANCTIS Kevin DeSanctis	President and Chief Operating Officer	March 12, 2004
/s/ WILLIAM J. CLIFFORD William J. Clifford	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	March 12, 2004
/s/ ROBERT S. IPPOLITO Robert S. Ippolito	Vice President, Secretary and Treasurer (Principal Accounting Officer)	March 12, 2004
/s/ HAROLD CRAMER Harold Cramer	Director	March 12, 2004
/s/ DAVID A. HANDLER David A. Handler	Director	March 12, 2004
/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	March 12, 2004
/s/ ROBERT P. LEVY Robert P. Levy	Director	March 12, 2004
Barbara Z. Shattuck	Director	March , 2004

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of August 7, 2002, by and among Hollywood Casino Corporation, Penn National Gaming, Inc. and P Acquisition Corp. (Incorporated by reference to the Company's current report on Form 8-K, dated August 7, 2002).
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
3.5	Amended and Restated Bylaws of Penn National Gaming, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.1	Specimen copy of Common Stock Certificate (Incorporated by reference to Exhibit 3.6 of Penn National Gaming Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.2
Rights Agreement dated as of March 2, 1999, between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company. (Incorporated by reference to the Company's current report on Form 8-K, dated March 17, 1999).
4.3
Indenture dated as of March 12, 2001 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the Series A and Series B 11 1/8% Senior Subordinated Notes due 2008. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001).
4.4	Form of Penn National Gaming, Inc. Series A 11 1/8% Senior Subordinated Note due 2008. (Included as Exhibit A to Exhibit 4.3).
4.5	Form of Penn National Gaming, Inc. Series B 11 1/8% Senior Subordinated Note due 2008. (Included as Exhibit A to Exhibit 4.3).
4.6
Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 11 1/8% Senior Subordinated Notes due 2008. (Included as Exhibit F to Exhibit 4.3).

4.7
Supplemental Indenture dated as of December 20, 2002 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 11 1/8% Senior Subordinated Notes due 2008. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002).
4.8
Indenture dated as of February 28, 2002 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
4.9	Form of Penn National Gaming, Inc. 8 7/8% Senior Subordinated Note due 2010. (Included as Exhibit A to Exhibit 4.8).
4.10
Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8 7/8% Senior Subordinated Notes due 2010. (Included as Exhibit F to Exhibit 4.8).
4.11
Supplemental Indenture dated as of December 20, 2002 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).
4.12*	Indenture dated as of December 4, 2003 by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011.
4.13*	Form of Penn National Gaming, Inc. 6 7/8% Senior Subordinated Note due 2011. (Included as Exhibit A to Exhibit 4.12).
4.14*
Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011. (Included as Exhibit F to Exhibit 4.12).
4.15
Indenture among Hollywood Casino Shreveport and Shreveport Capital Corporation ("SCC") as Co-Issuers, and HWCC-Louisiana, Inc. ("HCL"), HCS I, Inc. and HCS II, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, dated as of August 10, 1999. (Incorporated by reference to exhibit 4.1 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).
4.16
Collateral Assignment of Contracts and Documents dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to exhibit 4.3 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).
4.17
Security Agreement dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to exhibit 4.4 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).

4.18
Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS I, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Incorporated by reference to exhibit 4.5 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).
4.19
Cash Collateral and Disbursement Agreement dated August 10, 1999 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company, as Disbursement Agent and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to exhibit 4.6 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).
4.20
First Amendment to Cash Collateral and Disbursement Agreement dated January 1, 2000 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company and State Street Bank and Trust Company. (Incorporated by reference to exhibit 4.24 of Hollywood Casino Shreveport's annual report on Form 10-K for the fiscal year ended December 31, 1999, File #333-88679).
4.21
Stock Pledge Agreement dated August 10, 1999 made by HCL in favor of State Street Bank and Trust Company, as Trustee. (Incorporated by reference to exhibit 4.7 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).
4.22
Security Agreement dated August 10, 1999 made by SCC, HCL, HCS I, Inc. and HCS II, Inc. to State Street Bank and Trust Company, as Trustee and Secured Party. (Incorporated by reference to exhibit 4.8 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).
4.23
Security Agreement—Vessel Construction dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to exhibit 4.9 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).
4.24
Mortgage, Leasehold Mortgage and Assignment of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Mortgagee, dated August 10, 1999. (Incorporated by reference to exhibit 4.10 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).
4.25
Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS II, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Incorporated by reference to exhibit 4.11 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).
4.26
First Amendment to Security Agreement dated August 10, 1999 between HWCC-Shreveport, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to exhibit 4.12 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).
4.27
Indenture among Hollywood Casino Shreveport and SCC as Issuers and State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001. (Incorporated by reference to exhibit 4.1 of Hollywood Casino Shreveport's quarterly report on Form 10-Q for the quarter ended June 30, 2001, File #333-88679).

4.28
Collateral Assignment of Contracts and Documents dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to exhibit 4.3 of Hollywood Casino Shreveport's quarterly report on Form 10-Q for the quarter ended June 30, 2001, File #333-88679).
4.29
Security Agreement dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to exhibit 4.4 of Hollywood Casino Shreveport's quarterly report on Form 10-Q for the quarter ended June 30, 2001, File #333-88679).
4.30
Security Agreement dated June 15, 2001 made by SCC to State Street Bank and Trust Company, as Trustee. (Incorporated by reference to exhibit 4.5 of Hollywood Casino Shreveport's quarterly report on Form 10-Q for the quarterly period ended June 30, 2001, File #333-88679).
4.31
Preferred Ship Mortgage made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, on Hollywood Dreams Official No. 1099497 dated as of June 15, 2001. (Incorporated by reference to exhibit 4.6 of Hollywood Casino Shreveport's quarterly report on Form 10-Q for the quarter ended June 30, 2001, File #333-88679).
4.32
Mortgage, Leasehold Mortgage and Assignments of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001. (Incorporated by reference to exhibit 4.7 of Hollywood Casino Shreveport's quarterly report on Form 10-Q for the quarter ended June 30, 2001, File #333-88679).
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
10.2#
Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to Appendix A of Penn National Gaming, Inc.'s Proxy Statement dated April 22, 2003 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended).
10.3#
Employment Agreement dated April 12, 1994 between Penn National Gaming, Inc. and Peter M. Carlino. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.4#
Amendment to Employment Agreement dated June 1, 1999, between Penn National Gaming, Inc. and Peter M. Carlino. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999).
10.5#
Employment Agreement dated April 12, 1994 between Penn National Gaming, Inc. and Robert S. Ippolito. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.6#
Amendment to Employment Agreement dated June 1, 1999, between Penn National Gaming, Inc. and Robert S. Ippolito. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999).

10.7#
Employment Agreement dated February 2001 between Penn National Gaming, Inc. and Kevin DeSanctis. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).
10.8#
Employment Agreement dated July 30, 2001 between Penn National Gaming, Inc. and William Clifford. (Incorporated by referenced to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).
10.9#
Employment Agreement dated September 3, 2002 between Penn National Gaming, Inc. and Jordan B. Savitch. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002).
10.10#
Employment Agreement dated June 10, 2003 between Penn National Gaming, Inc. and Leonard DeAngelo. (Incorporated by reference to the Company's Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).
10.11
Consulting Agreement dated August 29, 1994, between Penn National Gaming, Inc. and Peter D. Carlino. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, File # 000-24206).
10.12
Lease dated March 31, 1995 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc. for the Wyomissing Corporate Office. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995, File # 000-24206).
10.13
Agreement dated September 1, 1995 between Mountainview Thoroughbred Racing Association and Pennsylvania National Turf Club, Inc. and Sports Arena Employees' Union Local 137 (non-primary location). (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995, File # 000-24206).
10.14
Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000).
10.15
Agreement dated October 2, 1996 between Pennsylvania National Turf Club, Inc., Mountainview Racing Association and Sports Arena Employees' Union Local No. 137 (Primary Location). (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997).
10.16
Live Racing Agreement dated March 23, 1999 among Pennsylvania National Turf Club, Inc., Mountainview Thoroughbred Racing Association and Pennsylvania Horsemen's Benevolent and Protection Association, Inc. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998).
10.16(a)*
Amendment dated December 30, 2003 to Live Racing Agreement among Pennsylvania National Turf Club, Inc., Mountainview Thoroughbred Racing Association and Pennsylvania Horsemen's Benevolent and Protection Association, Inc.

10.17
Harness Horsemen agreement effective January 16, 2003, between The Downs Racing, Inc., and the Pennsylvania Harness Horsemen's Association, Inc. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002).
10.17(a)*	Amendment dated February 15, 2004 to Harness Horsemen agreement between The Downs Racing, Inc., and the Pennsylvania Harness Horsemen's Association, Inc.
10.18
Agreement dated May 7, 1997, between PNGI Charles Town Gaming, LLC and Charles Town H.B.P.A., Inc. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002).
10.18(a)
Thoroughbred Horsemen letter dated February 24, 2000, between PNGI Charles Town Gaming, LLC and the Charles Town Thoroughbred Horsemen. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999).
10.18(b)
Amendment dated December 20, 2002 to Agreement between PNGI Charles Town Gaming, LLC and Charles Town H.B.P.A., Inc. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002).
10.18(c)*	Amendment dated February 27, 2004 to Agreement between PNGI Charles Town Gaming, LLC and Charlestown H.B.P.A., Inc.
10.19*
Credit Agreement, dated March 3, 2003, as amended and restated as of December 5, 2003, among Penn National Gaming, Inc., Bear Stearns & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns Corporate Lending Inc., Socìete Generale, Credit Lyonnais New York Branch and the lenders party thereto.
10.20
Ground Lease dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant. (Incorporated by reference to exhibit 10.4 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.21
Letter Agreement dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant (relating to Ground Lease). (Incorporated by reference to exhibit 10.5 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.22
Assignment of Lease and Assumption Agreement dated as of May 31, 1994 between SRCT and STP (relating to Ground Lease). (Incorporated by reference to exhibit 10.7 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.23
Manager Subordination Agreement, dated as of August 10, 1999, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Incorporated by reference to exhibit 10.3 of Amendment No. 1 to Hollywood Casino Corporation's registration statement on Form S-4, File #333-83081, filed August 13, 1999).
10.24
Ground Lease, dated May 19, 1999, by and between the City of Shreveport, Louisiana and QNOV. (Incorporated by reference to exhibit 10.13 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).

10.25
Manager Subordination Agreement, dated as of June 15, 2001, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Incorporated by reference to exhibit 10.1 of Hollywood Casino Shreveport's quarterly report on Form 10-Q for the quarter ended June 30, 2001, File #333-88679).
10.26#*	Penn National Gaming, Inc. Nonqualified Stock Option granted to Peter M. Carlino, dated Februray 6, 2003.
10.27
Ground Lease, dated October 19, 1993, between Raphael Skrmetta as Landlord and Mississippi—I Gaming, L.P. as Tenant. (Incorporated by reference to Exhibit 10.33 of Pinnacle Entertainment, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 1997, File # 000-10619).
10.27(a)
First Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi—I Gaming, L.P. (Incorporated by reference to Exhibit 10.34 of Pinnacle Entertainment, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 1997, File # 000-10619).
10.27(b)
Second Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi—I Gaming, L.P. (Incorporated by reference to Exhibit 10.35 of Pinnacle Entertainment, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 1997, File # 000-10619).
14.1*	Penn National Gaming, Inc. Code of Business Conduct.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of BDO Seidman, LLP.
24.1*	Power of attorney (included on the signature page to this Form 10-K report).
31.1*	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Regulation.

#
Compensation plans and arrangements for executives and others.

*
Filed herewith.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX