Form 10-Q
period 2004-03-31
PENN NATIONAL GAMING INC
filed 2004-05-10
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of May 5, 2004
Common Stock, par value $.01 per share	40,059,700

This report contains information that are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends.  Such statements should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the passage of state, federal or local legislation that would expand, restrict, further tax or prevent gaming operations in the jurisdictions in which we do business; the activities of our competitors; increases in our effective rate of taxation at any of our properties or at the corporate level; successful completion of capital projects at our gaming and pari-mutuel facilities; the existence of attractive acquisition candidates and the costs and risks involved in the pursuit of those acquisitions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the maintenance of agreements with our horsemen and pari-mutuel clerks; our dependence on key personnel; the impact of terrorism and other international hostilities; the availability and cost of financing; and other factors as discussed in our other filings with the United States Securities and Exchange Commission.  We do not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION		4
ITEM 1.	FINANCIAL STATEMENTS	4
Penn National Gaming, Inc. and Subsidiaries Consolidated Balance Sheets December 31, 2003 and March 31, 2004 (unaudited)		4
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Income (unaudited) Three months Ended March 31, 2003 and 2004		5
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Shareholders’ Equity and Comprehensive Income(unaudited) Three months Ended March 31, 2004		6
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) Three months Ended March 31, 2003 and 2004		7
Notes to Consolidated Financial Statements		8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4.	CONTROLS AND PROCEDURES	24
PART II. OTHER INFORMATION		25
ITEM 1.	LEGAL PROCEEDINGS	25
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25
ITEM 5.	OTHER INFORMATION	25
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	26

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2003	March 31, 2004
		(unaudited)
Current assets:
Cash and cash equivalents	$106,969	$118,361
Receivables	28,304	30,346
Prepaid income taxes	7,593	6,434
Prepaid expenses and other current assets	29,592	29,861
Deferred income taxes	17,285	17,477
Total current assets	189,743	202,479

Net property and equipment, at cost	740,507	734,107

Other assets:
Investment in and advances to unconsolidated affiliate	17,187	14,535
Excess of cost over fair market value of net assets acquired	603,470	604,982
Management service contract (net of amortization of $6,719 and $7,347, respectively)	19,027	18,399
Deferred financing costs, net	28,214	27,388
Miscellaneous	11,451	20,891
Total other assets	679,349	686,195
	$1,609,599	$1,622,781
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$124,979	$124,736
Accounts payable	28,155	21,331
Accrued Liabilities:
Expenses	46,117	51,383
Interest	36,516	38,446
Salaries and wages	29,925	23,125
Gaming, pari-mutuel, property and other taxes	11,624	20,948
Income taxes payable	—	7,397
Other current liabilities	9,722	13,308
Total current liabilities	287,038	300,674

Long term liabilities:
Long-term debt, net of current maturities	984,489	963,429
Deferred income taxes	27,791	28,850
Other liabilities	403	434
Total long-term liabilities	1,012,683	992,713

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; shares issued 40,621,350 and 40,839,350, respectively	409	411
Treasury stock, at cost 849,400 shares	(2,379)	(2,379)
Additional paid-in capital	162,442	165,372
Retained earnings	148,055	165,842
Accumulated other comprehensive income	1,351	148
Total shareholders’ equity	309,878	329,394
	$1,609,599	$1,622,781

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2004
Revenues
Gaming	$183,984	$283,808
Racing	24,843	24,640
Management service fee	2,699	3,458
Food, beverage and other revenue	25,345	41,120
Gross revenues	236,871	353,026
Less: Promotional allowances.	(11,737)	(22,255)
Net revenues	225,134	330,771

Operating Expenses
Gaming	101,895	154,777
Racing	18,408	18,233
Food, beverage and other expenses	17,134	28,785
General and administrative	36,065	55,416
Depreciation and amortization	12,829	19,266
Total operating expenses	186,331	276,477

Income from operations	38,803	54,294

Other income (expenses)
Interest expense	(16,352)	(25,698)
Interest income	434	389
Earnings from joint venture	588	460
Other	(104)	(1,078)
Loss on change in fair values of interest rate swaps	(527)	—
Loss on early extinguishment of debt	(1,310)	—
Total other expenses	(17,271)	(25,927)

Income before income taxes	21,532	28,367
Taxes on income	8,345	10,580
Net income	$13,187	$17,787

Per share data
Basic net income	$.34	$.45

Diluted net income	$.33	$.43

Weighted shares outstanding
Basic	39,219	39,859
Diluted	40,280	41,112

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Unaudited)
(In thousands, except share data)

			Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income

	Common Stock
	Shares	Amount
Balance, December 31, 2003	40,621,350	$409	$(2,379)	$162,442	$148,055	$1,351	$309,878	$—
Exercise of stock options including tax benefit of $1,707	218,000	2	—	2,930	—	—	2,932	—
Change in fair value of interest rate swap contracts, net of income tax benefit of $766	—	—	—	—	—	(1,191)	(1,191)	(1,191)
Amortization of interest rate swap agreement, net of income taxes of $23	—	—	—	—	—	39	39	—
Foreign currency translation adjustment	—	—	—	—	—	(51)	(51)	(51)
Net income for the period	—	—	—	—	17,787	—	17,787	17,787
Balance, March 31, 2004	40,839,350	$411	$(2,379)	$165,372	$165,842	$148	$329,394	$16,545

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities
Net income	$13,187	$17,787
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,829	19,266
Amortization of deferred financing costs charged to interest expense	707	1,360
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense	373	39
Loss on disposal of fixed assets	830	679
Earnings from joint venture	(588)	(460)
Loss relating to early extinguishment of debt	1,310	—
Deferred income taxes	2,319	867
Tax benefit from stock options exercised	342	1,707
Loss on change in value of interest rate swap contracts	527	—
Decrease (increase), net of businesses acquired in:
Receivables	2,219	(2,773)
Prepaid expenses and other current assets	(11,462)	(4,329)
Prepaid income taxes	6,415	1,159
Miscellaneous other assets	10,096	(6,119)
Increase (decrease), net of businesses acquired in:
Accounts payable	21,649	(6,824)
Accrued liabilities	(9,384)	(756)
Gaming, pari-mutuel, property and other taxes	2,760	9,321
Income taxes payable	5,678	7,400
Other current and non-current liabilities	(1,010)	3,617
Net cash provided by operating activities	58,797	41,941

Cash flows from investing activities
Expenditures for property and equipment	(9,950)	(13,107)
Payments to terminate interest rate swap contract	(1,902)	—
Proceeds from sale of property and equipment	62	105
Acquisition of business, net of cash acquired	(264,081)	—
Cash in escrow	(401,612)	—
Distributions from joint venture	—	3,112
Net cash (used in) investing activities	(677,483)	(9,890)

Cash flows from financing activities
Proceeds from exercise of options	321	1,229
Proceeds from credit facility	700,000	—
Principal payments on long-term debt	—	(21,303)
(Increase) in unamortized financing cost	(18,829)	(534)
Net cash provided by (used in) financing activities	681,492	(20,608)
Effect of exchange rate fluctuations on cash	125	(51)
Net increase in cash and cash equivalents	62,931	11,392
Cash and cash equivalents, at beginning of period	55,121	106,969
Cash and cash equivalents, at end of period	$118,052	$118,361

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations for the three month periods ended March 31, 2003 and 2004. The results of operations experienced for the three month period ended March 31, 2004 are not necessarily indicative of the results to be experienced for the fiscal year ending December 31, 2004.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company’s December 31, 2003 annual consolidated financial statements filed on Form 10-K.

2.                                      Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net of gaming wins less losses.  Net revenues exclude the retail value of complimentary rooms, and food and beverage furnished gratuitously to customers.  These amounts, which are included in promotional allowances, were as follows:

	Three Months Ended March 31,
	2003	2004
	(In thousands)
Rooms	$1,334	$3,010
Food and beverage	9,474	16,423
Other	929	2,822
Total promotional allowances	$11,737	$22,255

The estimated cost of providing such complimentary services, which is included in operating expenses, was as follows:

	Three Months Ended March 31,
	2003	2004
	(In thousands)
Rooms	$1,063	$2,465
Food and beverage	6,314	12,572
Other	690	1,471
Total cost of complimentary services	$8,067	$16,508

Racing revenues include the Company’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, the Company’s share of wagering from import and export simulcasting, as well as its share of wagering from its OTWs.

Revenues from the management service contract the Company has with Casino Rama (the “Casino Rama Management Contract”) are recognized as those services are performed.

3.                                      Earnings Per Share

The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share are set forth in the table below.  For the three month periods ended March 31, 2003 and 2004, the effect of all outstanding stock options have been included in the calculation of diluted earnings per share.

	Three Months Ended March 31,
	2003	2004
	(In thousands)
Weighted average number of shares outstanding-Basic earnings per share	39,219	39,859
Dilutive effect of stock options	1,061	1,253
Weighted average number of shares outstanding-Diluted earnings per share	40,280	41,112

4.                                      Stock-Based Compensation

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

The Company accounts for the plan under the recognition and measurement principles of APB 25 and related Interpretations.  No stock-based employee compensation cost is reflected in net income for options granted since all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  However, there are situations that may occur, such as the accelerated vesting of options that require a current charge to income.  The following table illustrates the affect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2004
	(In thousands)
Net income, as reported	$13,187	$17,787
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(571)	(781)
Pro forma net income	$12,616	$17,006

Earnings per share:
Basic-as reported	$.34	$.45
Basic-pro forma	$.32	$.43
Diluted-as reported	$.33	$.43
Diluted-pro forma	$.31	$.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Three months ended March 31,	2003	2004
Risk-free interest rate	3.0%	3.0%
Volatility	50.0%	31.0%
Dividend yield	0.0%	0.0%
Expected life (years)	5	6

The effects of applying SFAS 123 and SFAS 148 in the above pro forma disclosure are not indicative of future amounts.  SFAS 123 and SFAS 148 do not apply to awards prior to 1995.  Additional awards in future years are anticipated.

5.                                      Certain Risks and Uncertainties

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

6.                                      Property and Equipment

Property and equipment consist of the following:

	December 31, 2003	March 31, 2004
	(In thousands)
Land and improvements	$123,660	$128,756
Building and improvements	530,845	531,817
Furniture, fixtures, and equipment	216,503	221,018
Transportation equipment	1,246	1,369
Leasehold improvements	14,495	14,533
Construction in progress	6,093	5,901
Total property and equipment	892,842	903,394
Less: accumulated depreciation and amortization	152,335	169,287
Property and equipment, net	$740,507	$734,107

Interest capitalized in connection with major construction projects was $.3 million and $0 for the year ended December 31, 2003 and for the three months ended March 31, 2004, respectively.  Depreciation and amortization expense, for property and equipment, totaled $12.2 million and $18.6 million for the three months ended March 31, 2003 and 2004, respectively.

7.                                      Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2003	2004
	(In thousands)
Cash payments of interest	$23,493	$24,317
Cash payments of income taxes	$—	$—

Acquisitions: Hollywood Casino Corporation Acquisition
Cash Paid	$397,948	$—
Fair value of assets acquired, including cash acquired of $133,867 in 2003	$976,245	$—
Fair value of liabilities assumed	$578,297	$—

8.                                      Long-term Debt

Long-term debt is as follows (in thousands):

	December 31, 2003	March 31, 2004
Senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company.	$399,700	$378,700
$200 million 11 1/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	200,000	200,000
$175 million 8 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	175,000	175,000
$200 million 6 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	200,000	200,000
Hollywood Casino Shreveport non-recourse debt
13% Shreveport First Mortgage Notes	150,000	150,000
13% Shreveport Senior Secured Notes, including bond premium of $686 and $623, respectively	39,686	39,623
Less: Bond valuation allowance	(70,348)	(70,348)
Capital leases	15,423	15,190
Other notes payable	7	—
	1,109,468	1,088,165
Less: current maturities	124,979	124,736
	$984,489	$963,429

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2004 (in thousands):

2004 (9 months)	$123,518
2005	5,591
2006	5,709
2007	370,346
2008	202,288
2009	2,015
Thereafter	378,698
Total minimum payments	$1,088,165

At March 31, 2004, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $7.8 million.

The senior secured credit facility requires the Company, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios. In addition, the senior secured credit facility restricts, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. The terms of the senior subordinated notes contain similar restrictions. At March 31, 2004, the Company was in compliance with all required financial covenants.

9.                                      Segment Information

The Company currently operates in two segments: gaming and racing. The accounting policies for each segment are the same as those described in the “Summary of Significant Accounting Policies” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The table below presents information about reported segments (in thousands):

As of and for the three months ended March 31, 2004	Gaming	Racing	Eliminations		Total
Revenue	$308,576	$22,511	$(316	)(2)	$330,771
Income from operations	52,422	1,872	—		54,294
Depreciation and Amortization	18,484	782	—		19,266
Total Assets	2,720,753	100,959	(1,198,931	)(3)	1,622,781

As of and for the three months ended March 31, 2003	Gaming(1)	Racing	Eliminations		Total
Revenue	$202,079	$23,402	$(347	)(2)	$225,134
Income from operations	36,523	2,280	—		38,803
Depreciation and Amortization	11,987	842	—		12,829
Total Assets	3,183,971	99,211	(1,223,835	)(3)	2,059,347

(1)                                 Reflects results of Hollywood Casino since the March 3, 2003 acquisition, which the Company accounts for as of March 1, 2003.

(2)                                 Primarily reflects intercompany transactions related to import/export simulcasting.

(3)                                  Primarily reflects elimination of intercompany investments, receivables and payables.

10.                               Litigation

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

In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against the Company in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking a declaratory judgment that the plaintiff is entitled to terminate the lease and/or void the Company’s option to renew the lease due to certain alleged defaults by the Company or its predecessors-in-interest. The term of the Company’s lease expired in January 2004 and the Company exercised its automatic right to renew for an additional five year term (which, as previously noted is being contested by the landlord). In September 2003 the court granted the Company a partial motion for summary judgment.  In February 2004, the Company filed another motion for partial judgment on most of the remaining issues.  A hearing date has been set for July 2004.  Further litigation on the remaining issues is anticipated.

In October 2002, in response to the Company’s plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations, filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company’s request to relocate the barge. Since such approval, the Mississippi

Department of Marine Resources and the U.S. Army Corps of Engineers have also approved our plan to relocate the barge. The Company filed a motion for summary judgment in October 2003 and the plaintiff filed its own motion for summary judgment in January 2004.  In March 2004, the trial court ruled in favor of the Company on all counts.  The plaintiff has filed a motion for reconsideration, which has not yet been ruled on by the trial court.

In October 2003, the Company and one of its subsidiaries brought a declaratory action for coverage against Lexington Insurance Company and National Union Fire Insurance of Pittsburgh, Pennsylvania (“National Union”) in the Circuit Court of Jefferson County, West Virginia (“the West Virginia Action”). The case involves a dispute over coverage for punitive damage awards for claims arising in West Virginia. Subsequent to the filing of the West Virginia action, National Union brought an action against the Company and several of its subsidiaries in the Court of Common Pleas of Berks County, Pennsylvania denying coverage for punitive damage awards for claims arising in West Virginia.  The Company has resolved the underlying cases in West Virginia in which punitive damages have been plead, paid out the settlement amounts in the first quarter of 2004 (which amounts are included in miscellaneous assets) and is seeking reimbursement for the settlement amounts in the West Virginia action.

11.                               Subsidiary Guarantors

Under the terms of the senior secured credit facility, all of the Company’s domestic subsidiaries except for Onward Development, LLC, an inactive subsidiary, Tennessee Downs, Inc., an inactive subsidiary, HWCC-Louisiana, Inc., HWCC-Shreveport, Inc. HCS I, Inc, HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation and their respective subsidiaries, if any, (“Subsidiary Non-Guarantors”), are guarantors under the agreement.  Summarized financial information as of and for the three months ended March 31, 2004 and 2003 for Penn, the Subsidiary Guarantors and Subsidiary Non-guarantors is as follows:

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
As of March 31, 2004
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$36,097	$119,671	$45,789	$922	$202,479
Net property and equipment, at cost	4,503	621,020	108,584	—	734,107
Other assets	1,177,868	712,056	(3,876)	(1,199,853)	686,195
Total	$1,218,468	$1,452,747	$150,497	$(1,198,931)	$1,622,781
Current liabilities	$43,415	$78,634	$174,732	$3,893	$300,674
Long-term liabilities	960,431	1,201,742	435	(1,169,895)	992,713
Shareholder’s equity	214,622	172,371	(24,670)	(32,929)	329,394
Total	$1,218,468	$1,452,747	$150,497	$(1,198,931)	$1,622,781

Three months ended March 31, 2004
Condensed Consolidating Statement of Income (In thousands)
Total revenues	$—	$290,726	$40,361	$(316)	$330,771
Total operating expenses	6,191	231,641	38,961	(316)	276,477
Income (loss) from operations	(6,191)	59,085	1,400	—	54,294
Other income (expense)	9,937	(28,738)	(7,126)	—	(25,927)
Income (loss) before income taxes	3,746	30,347	(5,726)	—	28,367
Taxes on income (loss)	3,007	7,530	43	—	10,580
Net income (loss)	$739	$22,817	$(5,769)	$—	$17,787

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Three months ended March 31, 2004
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by operating activities	$6,421	$31,488	$4,032	$—	$41,941
Net cash used in investing activities	24,449	(34,072)	(267)	—	(9,890)
Net cash provided by (used in) financing activities	(20,303)	103	(408)	—	(20,608)
Effect of exchange rate fluctuations on cash	—	(105)	54	—	(51)
Net increase (decrease) in cash and cash equivalents	10,567	(2,586)	3,411	—	11,392
Cash and cash equivalents at beginning of period	11,212	68,819	26,938	—	106,969
Cash and cash equivalents at end of period	$21,779	$66,233	$30,349	$—	$118,361

As of December 31, 2003
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$1,153,015	$124,220	$46,231	$(1,133,723)	$189,743
Net property and equipment, at cost	1,793	627,970	110,744	—	740,507
Other assets	70,634	679,152	1,150	(71,587)	679,349
Total	$1,225,442	$1,431,342	$158,125	$(1,205,310)	$1,609,599
Current liabilities	$55,944	$64,489	$162,708	$3,897	$287,038
Long-term liabilities	976,012	1,207,221	5,734	(1,176,284)	1,012,683
Shareholder’s equity	193,486	159,632	(10,317)	(32,923)	309,878
Total	$1,225,442	$1,431,342	$158,125	$(1,205,310)	$1,609,599

Three months ended March 31, 2003
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$210,072	$15,409	$(347)	$225,134
Total operating expenses	4,598	168,892	13,188	(347)	186,331
Income (loss) from operations	(4,598)	41,180	2,221	—	38,803
Other income (expense)	9,926	(24,547)	(2,650)	—	(17,271)
Income (loss) before income taxes (benefit)	5,328	16,633	(429)	—	21,532
Taxes (benefit) on income (loss)	2,224	6,292	(171)	—	8,345
Net income (loss)	$3,104	$10,341	$(258)	$—	$13,187

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Three months ended March 31, 2003
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by operating activities	$12,582	$42,814	$3,401	$—	$58,797
Net cash provided by (used in) investing activities	(690,953)	13,534	(64)	—	(677,483)
Net cash provided by (used in) financing activities	681,492	115	(115)	—	681,492
Effect of exchange rate fluctuations on cash	125	—	—	—	125
Net increase in cash and cash equivalents	3,246	56,463	3,222	—	62,931
Cash and cash equivalents at beginning of period	3,339	38,430	13,352	—	55,121
Cash and cash equivalents at end of period	$6,585	$94,893	$16,574	$—	$118,052

12.                               Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the three months ended March 31, 2003 and 2004, as though the Hollywood Casino acquisition had occurred on January 1, 2003, is as follows:

	Three Months Ended March 31,
	2003	2004
	(In thousands)
Revenues	$306,457	$330,771
Net income	$16,987	$17,787

Net income per common share
Basic	$.43	$.45
Diluted	$.42	$.43

Weighted shares outstanding
Basic	39,219	39,859
Diluted	40,280	41,112

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

Key performance indicators related to revenues are:

•                                          Gaming revenue indicators—slot handle (volume indicator), table game drop (volume indicator) and “win” or “hold” percentages, which are not fully controllable by us. Our typical slot win percentage is in the range of 5% to 9% of slot handle and our typical table games win percentage is in the range of 15% to 21% of table game drop; and

•                                          Pari-mutuel revenue indicators—pari-mutuel wagering commissions (volume indicator) earned on wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races at out-of-state locations.

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

•                                          A number of states are currently considering legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance in Pennsylvania and Maine) and potential competitive threats to business at our existing properties (such as Maryland and Texas). The timing and occurrence of these events remain uncertain. Legalized gaming from casinos located on Native American lands could also have a significant competitive effect.

The results of operations by property level for the three months ended March 31, 2003 and 2004 are summarized below (in thousands):

	Revenues(1)		Income from operations
	2003	2004	2003	2004
Charles Town Entertainment Complex	$70,483	$94,052	$15,192	$20,272
Hollywood Casino Aurora (2)	24,791	58,869	6,571	14,608
Casino Rouge	29,070	28,455	7,518	7,301
Casino Magic-Bay St. Louis	26,665	28,601	3,491	3,853
Hollywood Casino Tunica (2)	10,548	30,888	1,640	5,215
Boomtown Biloxi	18,917	19,595	3,011	2,951
Hollywood Casino Shreveport (2)	12,710	36,901	1,988	1,390
Bullwhackers	6,198	7,758	194	810
Casino Rama Management Contract	2,699	3,458	2,494	3,200
Pennsylvania Racing Operations	23,400	22,510	2,051	1,613
Corporate eliminations (3)	(347)	(316)	—	—
Corporate overhead	—	—	(5,347)	(6,919)
Total	$225,134	$330,771	$38,803	$54,294

(1)                             Net revenues are net of promotional allowances.

(2)                             Reflects results since March 3, 2003 acquisition.

(3)                             Primarily reflects intracompany transactions related to import/export simulcast wagering.

Revenues

Revenues for the three month period ended March 31, 2004 increased by $105.6 million, or 46.9%, to $330.7 million from $225.1 million in 2003. The three new Hollywood Casino properties contributed $78.6 million of the increase in revenue.  The increase for the Hollywood Casino properties was a result of comparing a three month period of operations in 2004 to a one month period of operations in 2003. For the properties we owned prior to the acquisition of the Hollywood Casino properties, revenues increased by $27.0 million, or 15.3%.  Revenues at the Charles Town Entertainment Complex increased by $23.6 million, or 33.4%, over the same period from last year due to the opening of an additional 38,000 square feet of gaming space with 700 new slot machines in July of 2003. At Casino-Magic-Bay St. Louis revenues increased by $1.9 million.  The primary driver in the revenue increase was a higher occupancy rate at the 291-room Bay Tower Hotel and Conference Center.  The occupancy rate for the three months ended March 31, 2004 was 87.3% compared to 72.6% in 2003 and was the result of a marketing program that focused on better utilization of the hotel and increased play on the gaming floor.  Revenues at Bullwhackers increased by $1.5 million, or 25.2%, due to the introduction of penny machines that were part of the facility renovations completed in 2003 and a more aggressive marketing program that is focused on the “locals” market.

Operating Expenses

Operating expenses for the three month period ended March 31, 2004 increased by $90.1 million, or 48.4%, to $276.4 million from $186.3 million in 2003. The three new Hollywood Casino properties were responsible for $67.6 million of the increase in operating expenses. The increase was a result of comparing a three month period of operations in 2004 to a one month period of operations in 2003. For the properties we owned prior to the acquisition of the Hollywood Casino properties, expenses increased by $22.5 million, or 15.1%. At the Charles Town Entertainment Complex expenses increased by $18.5 million, or 33.4%, over the same period from last year due to the opening of an additional 38,000 square feet of gaming space with 700 new slot machines in July of 2003.  At Casino Magic—Bay St. Louis expenses increased by $1.6 million and included higher gaming taxes and slot machine participation fees that increased with revenues, additional hotel expenses that increased with occupancy rates and higher marketing expenses for entertainment and players’ club promotions.  Expenses at

Bullwhackers increased by $.9 million, or 15.7%, primarily as a result of the higher gaming taxes associated with higher revenues and increased marketing expenses for advertising and players’ club promotions.

Corporate overhead expenses increased by $1.6 million for the three months ended March 31, 2004 as compared to 2003. We continue to incur expenses for lobbying and site development expenses in connection with Pennsylvania slot legislation and Maine slot legislation.  Other corporate expenses such as payroll and employee benefits, legal, outside services and travel have increased as a result of the Hollywood Casino acquisition in March of 2003.  Notably, our corporate overhead as a percentage of our net revenues has decreased to 2.1% in 2004 compared to 2.4% in 2003.

Depreciation and amortization expense increased by $6.4 million to $19.2 million in 2003 from $12.8 million in 2002. The addition of the Hollywood Casino properties increased depreciation and amortization expense by $4.6 million. The remaining increase of $1.8 million was primarily a result of the expansion at Charles Town for additional gaming space and the parking structure and the purchase of new slot machines at many of our properties.

Income from operations

Operating income increased by $15.5 million, or 39.9%, to $54.3 million for the three months ended March 31, 2004 from $38.8 million in 2003. The primary drivers, as discussed above, in the growth of income from operations were the three Hollywood Casino properties, which accounted for $11.0 million of the increase, and Charles Town, which accounted for $5.1 million.

Other income (expense)

Other income (expense) summary (in thousands):

Three Months Ended March 31,	2003	2004
Other income (expense):
Interest expense	$(16,352)	$(25,698)
Interest income	434	389
Earnings from joint venture	588	460
Other	(104)	(1,078)
Loss on change in fair values of interest rate swaps	(527)	—
Loss on early extinguishment of debt	(1,310)	—
Total other expense	$(17,271)	$(25,927)

Interest expense increased by $9.3 million for the three months ended March 31, 2004 compared to 2003 as a result of borrowing an additional $700 million for the acquisition of Hollywood Casino Corporation and the interest expense associated with the Hollywood Casino Shreveport notes. During the first quarter of 2004, we made principal payments of $21.3 million on our senior secured credit facility, including an accelerated payment of $20 million on March 31, 2004.  Subject to the availability of attractive acquisition or project opportunities, we expect to continue to accelerate our principal payments as free cash flow allows.

During the first quarter of 2004, we incurred other non-recurring expenses of $1.1 million. These expenses are primarily attributable to costs for debt negotiations relative to, and the proposed sale of, Hollywood Casino Shreveport.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $40.7 million for the three months ended March 31, 2004. This consisted of net income of $17.8 million, non-cash reconciling items of $23.4 million and net decreases in current liability accounts along with net decreases in current asset accounts of $.5 million, net of assets and liabilities acquired in the Hollywood Casino Corporation acquisition.

Cash flows used in investing activities totaled $9.9 million for the three months ended March 31, 2004. Expenditures for property, plant, and equipment totaled $13.1 million and included $2.0 million at Charles Town for the Phase III expansion project, $3.5 million for a land purchase at Boomtown and $7.6 million in maintenance capital expenditures including new slot machines. We also received a $3.1 million cash distribution from our New Jersey joint venture.

Cash used in financing activities was $20.6 million for the three months ended March 31, 2004. Principal payments on long-term debt included $21.3 million in payments under our credit facility. Net proceeds from the exercise of stock options totaled $1.2 million.

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

Capital Expenditures

The following table summarizes our budgeted capital expenditures, other than maintenance capital expenditures, by property for the fiscal year ended December 31, 2004 and actual expenditures during the first quarter of 2004 (in thousands):

Property	Budget for Year Ended December 31, 2004	Expenditures Through March 31, 2004	Balance to Expend
Charles Town Entertainment Complex	$34,200	$2,034	$32,166
Boomtown Biloxi	5,460	3,481	1,979
Totals	$39,660	$5,515	$34,145

The Charles Town Entertainment Complex has started the design work for Phase III of the facility expansion. Phase III includes the expansion of the parking garage by approximately 1,050 spaces, adding an additional 300 slot machines and related equipment and infrastructure improvements, including a loading dock, dry storage area, offices and a maintenance shop. The parking garage should be completed by the third quarter of 2004 and the new gaming area should be open by the fourth quarter of 2004.  At Boomtown Biloxi, we signed an option to purchase approximately 4 acres of land adjacent to our Boomtown Biloxi property in January 2002. This purchase was completed in January 2004 at a cost of $3.7 million and is part of our 2004 budget. We expect to use the land for additional parking and to develop the property in the event that we move the casino barge. The decision to move the casino barge is contingent upon the outcome of the lawsuit filed by our landlord that goes to trial in 2004. Moving the casino barge is estimated to cost approximately $20.0 million.  Due to the ongoing litigation with our landlord at the Boomtown Biloxi property, we have elected not to budget for any additional project-related capital expenditures in 2004 other than the acquisition of the land. In the event that this dispute can be resolved, we may elect to revisit the decision.

During 2003, we began expanding our corporate offices to provide additional workstations and office space for our employees. The first part of this project was completed in the second quarter of 2003. Additional office space expansion is planned for 2004.

During the quarter, we spent approximately $7.6 million for maintenance capital expenditures at our properties.

For 2004, we expect to spend approximately $53.7 million for maintenance capital expenditures at our properties. Of this total, approximately $11.1 million will be spent on slot machines and ticket-in, ticket-out slot technology at our facilities in states where the new technology is approved.

Cash generated from operations funded our capital expenditures and maintenance capital expenditures.

Senior Secured Credit Facility

At March 31, 2004, we had an outstanding balance of $378.7 million on the Term Loan D facility and $92.2 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $7.8 million. The weighted average interest rate on the Term D facility is 3.63% at March 31, 2004, excluding swaps and deferred finance fees.

Covenants

Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios. In addition, our senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. The terms of our senior subordinated notes contain similar restrictions. At March 31, 2004, we were in compliance with all required financial covenants.

Commitments and Contingencies

—Contractual Cash Obligations

The following table presents our contractual cash obligations as of March 31, 2004:

	Payments Due By Period
	Total	2004	2005 - 2006	2007 – 2008	2009 and After
	(In thousands)
Senior secured credit facility(1)	$378,700	$2,847	$7,594	$368,259	$—
11 1/8% senior subordinated notes due 2008(2)
Principal	200,000	—	—	200,000	—
Interest	89,000	11,125	44,500	33,375	—
8 7/8% senior subordinated notes due 2010(3)
Principal	175,000	—	—	—	175,000
Interest	93,188	7,766	31,063	31,062	23,297
6 7/8% senior subordinated notes due 2011(4)
Principal	200,000	—	—	—	200,000
Interest	109,885	13,635	27,500	27,500	41,250
13% Hollywood Casino Shreveport notes(5)
Principal	189,000	189,000	—	—	—
Interest	18,468	18,468	—	—	—
Purchase obligations	14,242	10,062	3,172	975	33
Construction commitments	10,085	10,085	—	—	—
Capital Leases	15,190	1,392	3,695	4,375	5,728
Operating Leases	23,947	6,156	6,416	3,287	8,088
Total	$1,516,705	$270,536	$123,940	$668,833	$453,396

(1)                                  As of March 31, 2004 there was no indebtedness outstanding under the credit facility and there was approximately $92.2 million available for borrowing under the revolving credit portion of the credit facility.

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

(5)                                  The $150.0 million aggregate principal amount of 13% senior secured notes matures August 1, 2006 and the $39.0 million aggregate principal amount of 13% first mortgage notes matures August 1, 2006. Interest payments of approximately $12.3 million are due on the notes each August 1 and February 1 until August 1, 2006. The Hollywood Casino Shreveport notes are non-recourse to us and our subsidiaries (other than HCS, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.). The Hollywood Casino Shreveport notes have been in default under the terms of their respective note indentures since May 2003, and accordingly are classified as current obligations at March 31, 2004.

—Other Commercial Commitments

The following table presents our material commercial commitments as of March 31, 2004 for the following future periods:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	2004	2005 – 2006	2007 2008	2009 and After
	(in thousands)

Revolving Credit Facility(1)	$—	$—	$—	$—	$—
Letters of Credit(1)	7,809	7,809	—	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	8,625	8,625	—	—	—
Total	$16,434	$16,434	$—	$—	$—

(1)                                  The available balance under the revolving portion of the $100 million senior secured credit facility is diminished by outstanding letters of credit.

(2)                                  In connection with our 50% ownership interest in Pennwood Racing, Inc., our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood’s lender to guarantee up to 50% of Pennwood’s $17.2 million term loan. Our obligation as of March 31, 2004 under this guarantee is approximately $8.6 million.

—Interest Rate Swap Agreements

See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below.

Hollywood Casino Shreveport Notes

Hollywood Casino Shreveport and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% senior secured notes due 2006 and $39 million aggregate principal amount of 13% first mortgage notes due 2006, which we refer to collectively in this document as the Hollywood Casino Shreveport notes. Hollywood Casino Shreveport is a general partnership that owns the casino operations. Shreveport Capital Corporation is a wholly-owned subsidiary of Hollywood Casino Shreveport formed solely for the purpose of being a co-issuer of the Hollywood Casino Shreveport notes.

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

On February 3, 2004, our indirect subsidiary, HCS I, Inc., the managing general partner of Hollywood Casino Shreveport general partnership, or HCS, announced that its Board of Directors has initiated a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex of HCS located in Shreveport, Louisiana. The announcement followed action by the Board authorizing HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee to oversee the sale process. The Board created the independent committee in case we seek to participate as a bidder in the sale process. The Board took action after consultation with an ad hoc committee of holders of the Hollywood Casino Shreveport notes.  Although no formal agreement has been reached with the ad hoc committee regarding the sale process, HCS anticipates that it will consult with the ad hoc committee throughout the process.  There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Hollywood Casino Shreveport notes in full.  Further, the holders of the Hollywood Casino Shreveport notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies. HCS currently anticipates that any transaction would be effected through a federal bankruptcy proceeding. HCS did not make the August 1, 2003 and the February 1, 2004 interest payments, aggregating $24.6 million, due on the Hollywood Casino Shreveport notes. The Hollywood Casino Shreveport notes have been in default under the terms of their respective note indentures since May 2003, and accordingly are classified as current obligations at March 31, 2004.

Accounting Pronouncements Issued or Adopted in 2004

There are no accounting standards issued before March 31, 2004 but effective after December 31, 2003 which are expected to have a material impact on our financial reporting.

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

On March 27, 2003, we entered into forward interest rate swap agreements with a total notional amount of $375.0 million in accordance with the terms of the $800 million senior secured credit facility.  There are three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005.  Under these contracts, we pay a fixed rate of 1.92% against a variable rate based on the 90-day LIBOR rate.  We also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006.  Under these contracts, we pay a fixed rate of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate.  The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument.  At March 31, 2004, the 90-day LIBOR rate was 1.14%.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in “Note 10. Litigation” in the Notes to Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As discussed in the Liquidity and Capital Resources Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, following the March 3, 2003 consummation of the merger of our wholly-owned subsidiary with and into Hollywood Casino Corporation, HCS and Shreveport Capital Corporation were required under the indentures governing the Hollywood Casino Shreveport notes, of which there were aggregate of $189 million outstanding, to make an offer to purchase the Hollywood Casino Shreveport notes.  On March 14, 2003, the HCS and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Shreveport notes that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Casino Shreveport notes or an event of default will have occurred under the indentures.  Neither HCS nor Shreveport Capital Corporation made a Change of Control offer to purchase the Hollywood Casino Shreveport notes within the 60 days and, as a result, a default occurred.

On February 3, 2004, our indirect subsidiary, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors has initiated a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex of HCS located in Shreveport, Louisiana.  We anticipate that any transaction may be effected through a federal bankruptcy proceeding.  There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Hollywood Casino Shreveport notes in full.  Further, the holders of the Hollywood Casino Shreveport notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.  On August 1, 2003 and February 1, 2004, interest payments of $12.3 million each became due on the Hollywood Casino Shreveport notes.  The managing general partner of Hollywood Casino Shreveport did not make those payments.

The Hollywood Casino Shreveport notes are non-recourse to Penn and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.) and are secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

ITEM 5.  OTHER INFORMATION

Recent Developments

Since the filing of our last Annual Report on Form 10-K, several developments have occurred with respect to certain matters noted in our annual report.

Development activity in Maine

In April 2004, in the litigation brought by certain special interest groups challenging the grant of the conditional racing license to Bangor Historic Track, Inc., the trial court dismissed the petitioners' appeals from the Maine Harness Racing Commission decision granting a conditional license.  No appeal of the court's decision has been taken and the time to file such appeals has expired.  There is still pending before the trial court an independent count requesting declaratory judgment regarding the initial gaming legislation adopted in Maine; however that legislation has since been repealed and replaced.  It is unclear at this time whether the plaintiffs intend to pursue this count.

In May 2004, the governor of Maine signed into law a bill providing for increased taxation and additional regulation of slot machine gaming as well as for the creation of a gambling control board.  The law takes effect on July 29, 2004.  Nomination and appointment of the members of the new gambling control board is currently expected to be completed by the close of the third quarter of 2004.  The governor also signed an executive order creating a gambling advisory council that is tasked with immediately commencing work on the creation and implementation of the State’s regulatory structure.

While we are preparing to move forward with this project, no assurance can be given that we will be able to complete this project or the transaction contemplated by the purchase agreement relating to this project. There remain several conditions and contingencies regarding the consummation of the purchase transaction, and both the regulatory and legislative environments continue to remain subject to uncertainty, including, without limitation, the process of adopting rules and regulations necessary to allow for the issuance of gaming related licenses.

Hollywood Casino Shreveport

In May 2004, our indirect subsidiary, HCS I, Inc., the managing general partner of Hollywood Casino Shreveport general partnership, or HCS, distributed formal requests for bids from certain qualified bidders recommended by its independent financial advisor.  There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the HCS notes in full.  HCS currently anticipates that any transaction would be effected through a federal bankruptcy proceeding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit	Description of Exhibit

10.1	Agreement, effective January 15, 2004, between The Downs Racing, Inc. and the Pennsylvania Harness Horsemen’s Association, Inc.

10.2

Amendment dated March 30, 2004 to Live Racing Agreement dated March 23, 2003 among Penn National Turf Club, Inc., Mountainview Thoroughbred Racing Association and the Pennsylvania Horsemen’s Benevolent and Protective Association, Inc.

31.1	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Report	Item(s) No.	Date of Report	Date Filed or Furnished
Form 8-K	5, 7 and 12	February 3, 2003	Filed February 6, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.

By:
May 10, 2004		/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer