Form 10-K/A
period 2003-12-31
PENN NATIONAL GAMING INC
filed 2004-07-23
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Registrant’s telephone number, including area code: (610) 373-2400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒. No ☐.

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

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2004 was 39,896,450.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2004 annual meeting of shareholders are incorporated by reference into Part III.

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended.  These statements are included throughout the document, including the section entitled “Risk Factors,” and relate to our business strategy, our prospects and our financial position.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties.  Specifically, forward-looking statements may include, among others, statements concerning:

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below under the heading “Risk Factors” and in the information incorporated by reference herein.  Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

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

ii

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed solely for the purpose of responding to comments of the staff of the Securities and Exchange Commission.  In order to preserve the nature and character of the disclosures as originally filed, except to address the comments of the Securities and Exchange Commission staff, no attempt has been made in this Amendment No. 1 to modify or update disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for events that occurred subsequent to its original filing on March 15, 2004.  Accordingly, this Amendment No. 1 to our Annual Report on Form 10-K should be read in conjunction with our subsequent filings with the Securities and Exchange Commission.  None of these revisions change our previously reported net revenues, income from operations, net income, income per share or cash flows for the periods included, nor result in a restatement of our financial position or results of operations.

iii

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

On March 3, 2003, we completed the acquisition of Hollywood Casino Corporation for a purchase price and related acquisition costs of approximately $843.3 million including net liabilities assumed, bringing three new regional markets to our expanded gaming portfolio:  Aurora, Illinois, Tunica, Mississippi and Shreveport, Louisiana.  We believe this combination with Hollywood Casino Corporation makes us the sixth largest publicly-traded gaming company in the United States based on reported total revenues.

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

Development activity in Maine

In November 2003, Maine voters approved legislation permitting the operation of slot machines at existing commercial racetracks provided that the commercial racetrack receives local referendum approval of such operations on or before December 31, 2003.  The law required that any such local referendum occur in the racetrack’s home community or in a community within a five-mile radius of the racetrack.

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

On December 10, 2003, we announced the execution of an agreement with Davric Maine Corporation that grants us the exclusive rights to develop and operate any gaming facilities, subject to local and regulatory approvals, that Scarborough Downs may be entitled to develop.  Under the terms of the agreement, we agreed to provide funding and to work with Scarborough Downs to obtain the local and other approvals necessary to operate a racing and gaming facility in Southern Maine and to obtain a site for such facility. In addition, provided that the necessary approvals have been granted, we agreed to fund the construction costs for the facility.  Scarborough Downs would operate the racing facility and receive 100% of the racing facility’s net income.  Subject to licensing requirements, we would operate the proposed gaming facility and receive 100% of the proposed gaming facility’s net income subject to a net gaming revenue sharing arrangement with Scarborough Downs that varies depending on the gaming taxes, horsemen purses and other statutory payments.

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

Owned Gaming Properties

Charles Town Entertainment Complex

The Charles Town Entertainment Complex in Charles Town, West Virginia was our most profitable property for 2003.  The Charles Town Entertainment Complex features approximately 3,500 gaming machines (up from 2,715 in 2002), live thoroughbred racing, simulcast wagering and dining.  The facility is located within approximately a one-hour drive from Baltimore, Maryland and Washington, D.C. and is the only gaming property located conveniently west of these two cities.  The complex is located on a portion of a 250-acre parcel and includes a  -mile all-weather, lighted thoroughbred racetrack with a 3,000-person grandstand.  Significant undeveloped land surrounds the property and we have a right of first refusal for an additional 250 acres that are adjacent to the complex.

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

Hollywood Casino Aurora

Hollywood Casino Aurora is located in Aurora, Illinois, the third largest city in Illinois, approximately 35 miles west of Chicago.  The facility is easily accessible from major highways, can be reached by train from downtown Chicago, and is approximately 30 miles from both the O’Hare International and Midway airports. The principal target markets are Chicago and the surrounding northern and western suburbs.

Hollywood Casino Aurora is a 53,000 square foot single-level dockside casino facility with 28 gaming tables and 1,161 gaming machines.  The facility features a glass-domed, four-story atrium with two upscale lounges, the award-winning Fairbanks® gourmet steakhouse, the Hollywood Epic Buffet®, a 1950’s-style diner, a high-end customer lounge and a private dining room for premium players.  Hollywood Casino Aurora also has two parking garages with approximately 1,564 parking spaces.  In addition, Hollywood Casino Aurora has retail items at the Hollywood Casino Studio Store™, a highly themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise from major Hollywood studios.

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

Casino Magic – Bay St. Louis

Casino Magic – Bay St. Louis currently offers 39,500 square feet of gaming space, with 1,210 slot machines and 30 table games.  Casino Magic – Bay St. Louis is located on the Mississippi Gulf Coast, within driving distance of New Orleans, Louisiana, Mobile, Alabama and other cities in the Southeast.  We were the first dockside casino in Mississippi to operate on a barge rather than a traditional riverboat.  The casino is located on a 17-acre marina with the adjoining land-based facilities situated on 591 acres.  The property includes the 291-room Bay Tower Hotel, the 201-room Casino Magic Inn, banquet and meeting space, a 10,000 square foot conference facility, an 1,800-seat entertainment facility, an 18-hole Arnold Palmer-designed championship golf course, five restaurant venues and a live entertainment lounge.  There remains ample room for expansion, to the extent the market grows.

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

Hollywood Casino Tunica features a 54,000 square foot, single-level casino with approximately 1,626 slot machines and 39 table games.  Hollywood Casino Tunica’s 494-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons.  In 2003, we completed the conversion of 22 hotel rooms into eleven new suites and renovations to the rest of the hotel rooms.

The casino includes the highly-themed Adventure Slots® gaming area, featuring multimedia displays of memorabilia from famous adventure motion pictures and over 200 slot machines.  Additional entertainment amenities include the award-winning Fairbanks steakhouse, the Hollywood Epic Buffet, a 1950’s-style diner named the Hollywood Diner, an entertainment lounge, a premium players’ club, a themed bar facility, an indoor pool and showroom as well as banquet and meeting facilities.  There is also an 18-hole championship golf course adjacent to the facility that is owned and operated through a joint venture with Harrah’s and Boyd Gaming.  In addition, Hollywood Casino Tunica offers parking for 1,635 cars.

Boomtown Biloxi

Boomtown Biloxi, also located in the Mississippi Gulf Coast, offers 33,600 square feet of gaming space, with 1,118 slot machines and 21 table games.  In addition, the property includes a full service buffet/menu service restaurant, a 120-seat deli-style restaurant, a full-service bakery, a western dance hall/cabaret and a 20,000-square foot family entertainment center.

Boomtown Biloxi offers gaming and entertainment amenities to primarily local, middle-income customers.  The casino has an “old west” theme with western memorabilia, country/western music and employees dressed in western attire.  Our strategy is to continue to focus on this market by providing moderately priced, quality amenities and by utilizing a broad array of marketing programs.

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

The centerpiece of the resort is a 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities.  An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino.  Other amenities include the Fairbanks gourmet steakhouse, the Hollywood Epic Buffet, the Hollywood Diner, the Director’s Club and the Celebrity Lounge.  Hollywood Casino Shreveport also features the unique Hollywood theme throughout its gaming, dining and entertainment facilities that has been successfully applied at Hollywood Casino Aurora and Hollywood Casino Tunica.

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

The Development and Operating Agreement under which CHC Casinos operates the facility, which we refer to as the management contract for Casino Rama, sets out the duties, rights and obligations of CHC Casinos.  As the operator, CHC Casinos is entitled to a base fee equal to 2.0% of gross revenues of the casino and an incentive fee equal to 5.0% of the casino’s net operating profit.  The agreement terminates on July 31, 2011, and the Ontario Lottery and Gaming Corporation has the option to extend the term of the agreement and CHC Casinos’ appointment as operator for two successive periods of five years each commencing on August 1, 2011.

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

In October 1998, we formed a 50%-50% joint venture with Greenwood New Jersey, Inc., a subsidiary of Greenwood Racing, Inc.  In January 1999, Greenwood New Jersey acquired certain assets of Garden State Park and Freehold Raceway on behalf of the joint venture.  In July 1999, after receiving New Jersey Racing Commission approval, we completed our investment in the joint venture through our interest in Pennwood Racing, Inc.  Until May 2001, we operated and held a leasehold interest in Garden State Park through our interest in Pennwood Racing, Inc.  In May 2001, Garden State Park was sold and the joint venture ceased operating it.  Freehold Raceway is located on a 51-acre site in western Monmouth, New Jersey and is the nation’s oldest harness track.  The property is located less than fifty miles from New York City.  Daytime racing has been conducted at Freehold Raceway since 1853 and pari-mutuel wagering commenced in 1941.  The grandstand can accommodate up to 10,000 spectators in its 150,000 square foot, five level, steel frame, enclosed, fully heated and air conditioned facility.  The grandstand also offers a sit-down restaurant and seven concession stands.

Agreements with Horsemen and Pari-Mutuel Clerks

We are required to have agreements with the horsemen at each of our racetracks to conduct our live racing and simulcasting activities.  In addition, in order to operate gaming machines in West Virginia, we must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

At the Charles Town Entertainment Complex, we have an agreement with the Charles Town horsemen that expires on June 30, 2004 and an agreement with the breeders that expires on June 30, 2004.  The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on December 31, 2004.

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

Trademarks

We own a number of trademarks registered with the U.S. Patent and Trademark Office, or U.S. PTO, including but not limited to, “Telebet,” “Dial-A-Bet” and “Players’ Choice.”  We also have a number of trademark applications pending with the U.S. PTO.

BSL, Inc., our wholly-owned subsidiary entered into a License Agreement with Casino Magic Corp. dated August 8, 2000 pursuant to which it uses “Casino Magic” and other trademarks.

BTN, Inc., our wholly-owned subsidiary, entered into a License Agreement with Boomtown, Inc. dated August 8, 2000 pursuant to which it uses “Boomtown” and other trademarks.

As a result of our acquisition of Hollywood Casino Corporation, we own the service mark “Hollywood Casino” which is registered with the U.S. Patent and Trademark Office.  We have been informed that our rights to the “Hollywood Casino” service mark are well established and have significant competitive value to the Hollywood casino properties.  We have also acquired other trademarks used by the Hollywood Casino facilities and their related services.  These marks are either registered or are the subject of pending applications with the U.S. PTO.

Competition

• Gaming Operations

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

New competition in the region is currently limited by state legislation. The Illinois Riverboat Gambling Act and the regulations promulgated by the Illinois Gaming Board under the Riverboat Gambling Act authorize only ten owners’ licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the ten licensed sites. All authorized owners’ licenses have been granted; however, one of the licenses is dormant due to a pending bankruptcy proceeding and ongoing dispute among the investors in such license, their host city, the Illinois Gaming Board and Illinois government. Illinois is currently seeking to sell this tenth license.  In the event that these disputes are fully resolved and a sale is consummated, this license will likely become operational.  We may face additional competition if such a licensee were to open a gaming facility near Hollywood Casino Aurora.

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

Shreveport, Louisiana.  The Shreveport/Bossier City gaming market is characterized by intense competition.  Hollywood Casino Shreveport competes directly with five casinos and a racetrack in the Shreveport market.  All but one of these competitors have operated in the Shreveport market for several years and have established customer bases and the newest facility is owned by one of the existing participants in the market.  Casino gaming is currently prohibited in several jurisdictions from which the Shreveport market draws customers, primarily Texas.  Although casino gaming is currently not permitted in Texas, the Texas legislature has considered proposals to authorize casino gaming in the past.  In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area.  Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to Hollywood Casino Shreveport’s Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past.  Since Hollywood Casino Shreveport draws a significant amount of its customers from the Dallas/Fort Worth area but is located approximately 180 miles from that area, we believe Hollywood Casino Shreveport will face increased competition from these types of facilities.

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

Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado.  At present, Colorado law does not authorize video lottery terminals and, in November 2003, voters defeated a ballot referendum to permit 500 video lottery terminals at each of the state’s five currently licensed horse and greyhound race tracks.  However, Colorado law permits the legislature, with executive approval, to authorize new types of lottery gaming, such as video lottery terminals, which could compete with slot machine gaming.  The legalization of gaming closer to Denver could have a material adverse effect on our Bullwhackers operation.  Bullwhackers also competes with other existing forms of gaming in Colorado, including lottery gaming, and horse and dog racing.

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

• Racing and pari-mutuel operations

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

Kevin G. DeSanctis.  Mr. DeSanctis joined us in February 2001 as our President and Chief Operating Officer.  From 1995 to 2000, Mr. DeSanctis served as Chief Operating Officer, North America, for Sun International Hotels Limited where he was responsible for complete oversight of day-to-day operations of the company’s gaming properties in North America and the Bahamas.  Prior to joining Sun International, Mr. DeSanctis’ experience included management and pre-opening responsibilities for gaming operations in Las Vegas, Atlantic City, New Orleans and Colorado.

Leonard M. DeAngelo.  Mr. DeAngelo joined us in July 2003 as Executive Vice President of Operations.  From, December 2000 to July 2003, Mr. DeAngelo served as President of the Atlantic City Hilton Casino Resort.  Prior to being named President of the Atlantic City Hilton, Mr. DeAngelo served for three years as Corporate Senior Vice President of Casino Marketing with Sun International where, in addition to his marketing responsibilities, he also oversaw information technology initiatives relating to the casinos, including operations, marketing, data warehousing and online projects.  From November 1995 to December 1997, Mr. DeAngelo was President of the Sands Hotel and Casino in Atlantic City, New Jersey.  He served with the Sands in other executive positions beginning in 1983, holding the titles of Director of Casino Administration, Vice President Casino Administration and Senior Vice President before being named President.  He began his career in the gaming and hotel industry in 1979 at Bally’s Park Place Hotel and Casino in Atlantic City.

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

At the Charles Town Entertainment Complex, we have an agreement with the Charles Town horsemen that expires on June 30, 2004 and an agreement with the breeders that expires on June 30, 2004.  The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on December 31, 2004.

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

Gaming authorities in the U.S. generally can require that any beneficial owner of our securities, including holders of our common stock file an application for a finding of suitability.  If a gaming authority requires a record or beneficial owner of our common stock, to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority.  The gaming authority has the power to investigate an owner’s suitability and the owner must pay all costs of the investigation.  If the owner is found unsuitable, then the owner may be required by law to dispose of our securities.

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

Taxation and fees.  We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming.  As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time.  We pay substantial taxes and fees with respect to our operations.  From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry.  In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws.  Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.  For example, in July 2003, the State of Illinois increased the graduated gaming tax rate structure by increasing certain tax rates, adding new brackets and raising the highest marginal tax rate from 50% to 70%.  Additionally, Illinois increased the admission tax from $3 to $4 or $5 per person, depending on the prior year’s annual admissions.  In the absence of any operational response by us, the tax increases would have reduced our operating income by $30 million in 2003.  We have taken steps that have successfully mitigated some of the impact of the tax increase.  However, we cannot provide assurance that the steps we took will continue to be successful.

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

At the Charles Town Entertainment Complex, we have an agreement with the Charles Town horsemen that expires on June 30, 2004 and an agreement with the breeders that expires on June 30, 2004.  The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on December 31, 2004.

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

If we fail to maintain agreements with the horsemen at a track, we will not be permitted to conduct live racing and export and import simulcasting at that track and where applicable, the OTWs.  In West Virginia, we will not be permitted to operate our gaming machines if we fail to maintain agreements with the Charles Town horsemen, pari-mutuel clerks and breeders.  In addition, our simulcasting agreements are subject to the horsemen’s approval.  If we fail to maintain necessary agreements, this failure could have a material adverse effect on our business, financial condition and results of operations.  There can be no assurance that we will be able to maintain the required agreements.

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

We are also subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment.  Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination.  The presence of contamination, or failure to remediate it properly, may adversely affect our ability to sell or rent such property.  The Bullwhackers and Silver Hawk Casinos are located within the geographic footprint of the Clear Creek/Central City Superfund Site, a large area of historic mining activity, which is the subject of state and federal clean-up actions.  Although we have not been named a potentially responsible party for this Superfund Site, it is possible that as a result of our ownership and operation of these properties (on which mining may have occurred in the past), we may occur costs related to this matter in the future.  Furthermore, we are aware that there is or may be soil or groundwater contamination at certain of our facilities resulting from current or former operations.  These matters are in various stages of investigation, and we are not able at this time to estimate the costs that will be required to resolve them.  To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

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

Casino Magic – Bay St. Louis.  We own approximately 591 acres in the city of Bay St. Louis, Mississippi, including the 17-acre marina where the gaming barge is moored.  The property includes an 18-hole golf course, two hotels, and other land-based facilities, all of which we own.

Hollywood Casino Tunica.  We lease approximately 70 acres of land in Tunica, Mississippi, which contains a single-level casino with 54,000 square feet of gaming space and other land-based facilities.  Hollywood Casino Tunica is located amongst a cluster of gaming facilities, including those operated by Harrah’s Entertainment, Inc. and Boyd Gaming Corporation.

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

Casino Rama.  We do not own any of the land located at or near the casino or Casino Rama’s facilities and equipment.  The Ontario Lottery and Gaming Corporation has a long-term ground lease with an affiliate of the Mnjikaning First Nation, for the land on which Casino Rama is situated.  Under the Development and Operating Agreement, CHC Casinos has been granted a license coupled with an interest in land pursuant to which it, as the operator, has been granted full access to Casino Rama during the term of the Development and Operating Agreement to perform its services under the Agreement.  The Casino Rama facilities are located on approximately 57 acres.

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

In October 2003 we and one of our subsidiaries brought a declaratory action for coverage against Lexington Insurance Company and National Union Fire Insurance of Pittsburgh, Pennsylvania, or National Union, in the Circuit Court of Jefferson County, West Virginia.  The case involves a dispute over coverage for punitive damage awards for claims arising in West Virginia.  Subsequent to the filing of this action in West Virginia, National Union brought an action against us and several of our subsidiaries in the Court of Common Pleas of Berks County, Pennsylvania denying coverage for punitive damage awards for claims arising in West Virginia.  We have resolved the underlying cases in West Virginia in which punitive damages had been pled, paid out the settlement amounts in the first quarter of 2004 and are seeking reimbursement for these settlement amounts in the West Virginia action.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Range of Market Price

Our common stock is quoted on The Nasdaq National Market under the symbol “PENN.”  The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The Nasdaq National Market.

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

ITEM 6.                             SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 are derived from our consolidated financial statements that have been audited by BDO Seidman, LLP, independent certified public accountants.  The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and Notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included herein.

	Year Ended December 31,
	1999	2000(1)	2001(2)	2002(3)	2003(6)
	(in thousands, except per share data)
Income statement data:(4)
Net Revenues	$170,360	$291,801	$517,137	$655,961	$1,162,995
Total operating expenses	152,695	246,642	440,246	553,786	979,812
Income from operations	17,665	45,159	76,891	102,175	183,183
Other income (expenses), net	(7,155)	(27,645)	(40,525)	(52,381)	(100,020)
Income before income taxes	10,510	17,514	36,366	49,794	83,163
Taxes on income	3,777	5,522	12,608	18,931	31,692
Net income	$6,733	$11,992	$23,758	$30,863	$51,471

Per share data:(5)
Basic net income per share	$0.23	$0.40	$0.78	$0.82	$1.30
Diluted net income per share	$0.22	$0.39	$0.75	$0.79	$1.27

Weighted shares outstanding - basic	29,674	29,936	30,653	37,775	39,473
Weighted shares outstanding - diluted	30,392	30,886	31,837	39,094	40,612

Other data:
Net cash provided by operating activities	$22,461	$41,813	$85,833	$100,854	$154,942
Net cash used in investing activities	(29,756)	(229,770)	(216,335)	(102,433)	(320,953)
Net cash provided by financing activities	9,903	201,810	145,593	18,312	217,459
Depreciation and amortization	7,733	12,039	32,093	36,456	67,487
Interest expense	9,613	20,644	46,096	42,104	97,492
Capital expenditures	13,243	27,295	41,511	88,902	57,482

Balance sheet data:
Cash and cash equivalent	$9,434	$23,287	$38,378	$55,121	$106,969
Total assets	189,712	439,900	679,377	765,480	1,609,599
Total debt	91,213	309,299	458,909	375,018	1,109,468
Shareholders’ equity	66,272	79,221	103,265	247,000	309,878

(1)                                  Reflects operations included since the August 8, 2000 acquisition of Casino Magic–Bay St. Louis casino and Boomtown Biloxi casino.

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

We have made significant acquisitions over the last three years and expect to continue to pursue additional acquisition and development opportunities in the future.  On March 3, 2003, we completed our largest acquisition to date, the acquisition of Hollywood Casino Corporation.  We acquired 100 percent of its outstanding common stock for approximately $843.3 million including $397.9 million cash paid and $445.4 million in net liabilities assumed.  The Hollywood Casino Corporation acquisition significantly increased our revenues paid and cash flow.  With the acquisition of Hollywood Casino Corporation in the first quarter of 2003, our gaming revenue accounted for over 90.0% of our total revenue in 2003.  Gaming revenues are derived primarily from gaming on slot machines and table games.

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

Key performance indicators related to revenues are:

•                                          Gaming revenue indicators – slot handle (volume indicator), table game drop (volume indicator) and “win” or “hold” percentages, which are not fully controllable by us.  Our typical slot win percentage is in the range of 5% to 9% of slot handle and our typical table games win percentage is in the range of 15% to 21% of table game drop; and

•                                          Pari-mutuel revenue indicators –  pari-mutuel wagering commissions (volume indicator) earned on wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races at out-of-state locations.

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

Results of Operations

The results of operations for the years ended December 31, 2001, 2002, and 2003 are summarized below (in thousands):

	2001	2002	2003

Revenue:
Gaming	$364,139	$490,240	$976,411
Racing	89,692	92,348	87,764
Management service fee	8,297	11,479	13,726
Food, beverage and other revenue	79,588	89,607	159,418
Gross revenues	541,716	683,674	1,237,319
Less: Promotional allowances	(24,579)	(27,713)	(74,324)
Net Revenues	517,137	655,961	1,162,995
Operating expenses:
Gaming	206,633	278,399	528,270
Racing	60,295	64,076	60,809
Food, beverage and other expenses	49,222	60,889	119,255
General and administrative	92,003	113,966	203,991
Depreciation and amortization	32,093	36,456	67,487
Total operating expenses	440,246	553,786	979,812
Income from operations	$76,891	$102,175	$183,183

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

The results of operations by reporting segment and property level for the years ended December 31, 2001, 2002, and 2003 are summarized below (in thousands):

	Revenues(1)			Income from operations
	2001	2002	2003	2001	2002	2003
Gaming Segment
Charles Town Entertainment Complex	$193,624	$253,539	$329,150	$40,830	$56,891	$72,929
Hollywood Casino Aurora(4)	—	—	201,938	—	—	54,547
Casino Rouge(2)	61,980	105,034	106,940	10,729	21,608	23,650
Casino Magic-Bay St. Louis	86,146	95,756	106,315	11,190	10,333	12,333
Hollywood Casino Tunica(4)	—	—	96,648	—	—	11,041
Boomtown Biloxi	69,761	73,225	72,644	8,433	9,264	9,766
Hollywood Casino Shreveport(4)	—	—	113,925	—	—	2,933
Bullwhackers (3)	—	16,815	26,427	—	948	1,626
Casino Rama Management Contract(2)	8,297	11,479	13,726	7,662	10,608	12,343
Corporate overhead	391	38	—	(12,353)	(17,005)	(26,218)
Total Gaming Segment	420,199	555,886	1,067,713	66,491	92,647	174,950
Racing Segment
Pennsylvania Racing Operations	98,713	101,854	96,894	10,400	9,528	8,233

Corporate eliminations(5)	(1,775)	(1,779)	(1,612)	—	—	—
Total	$517,137	$655,961	$1,162,995	$76,891	$102,175	$183,183

(1)               Net revenues are net of promotional allowances.

(2)               Reflects results since the April 27, 2001 acquisition.

(3)               Reflects results since the April 25, 2002 acquisition.

(4)               Reflects results since the March 3, 2003 acquisition.

(5)               Primarily reflects intracompany transactions related to import/export simulcasting.

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Revenues

Net revenues, year ended December 31, 2003

	Gaming	Racing	Eliminations	Total
Gaming	$976,411	$—	$—	$976,411
Racing	—	89,376	(1,612)	87,764
Management Service fee	13,726	—	—	13,726
Food, beverage and other revenue	151,900	7,518	—	159,418
Gross revenue	1,142,037	96,894	(1,612)	1,237,319
Less: Promotional allowances	(74,324)	—	—	(74,324)
Net revenues.	$1,067,713	$96,894	$(1,612)	$1,162,995

Net revenues, year ended December 31, 2002

	Gaming	Racing	Eliminations	Total
Gaming	$490,240	$—	$—	$490,240
Racing	—	94,127	(1,779)	92,348
Management Service fee	11,479	—	—	11,479
Food, beverage and other revenue	81,880	7,727	—	89,607
Gross revenue	583,599	101,854	(1,779)	683,674
Less: Promotional allowances	(27,713)	—	—	(27,713)
Net revenues.	$555,886	$101,854	$(1,779)	$655,961

Net revenues increased in 2003 by $507.0 million, or 77.3%, to $1,163.0 million from $656.0 million in 2002.  The three new Hollywood Casino properties contributed $412.5 million of the increase.  From the properties we owned prior to the acquisition of the Hollywood Casino properties, revenues increased by $94.5 million, or 14.4%.  The Charles Town Entertainment Complex had another record year as revenues increased by $75.6 million due to the opening of an additional 38,000 square feet of gaming space with 700 new slot machines in July and a full year of results from the 2002 expansion.  At Casino Magic – Bay St. Louis revenues increased by $10.6 million due to the impact of a full year of operations of the 291-room Bay Tower Hotel and Conference Center that opened in May of 2002.

Gaming Revenues

Gaming revenue increased in 2003 by $486.2 million, or 99.2%, to $976.4 million from $490.2 million in 2002.  The three new Hollywood Casino properties contributed $392.2 million of the increase and the properties we owned prior to the acquisition contributed the remaining $94.0 million of the increased gaming revenue.  Of this total, Charles Town Entertainment Complex increased gaming revenue by $74.5 million as a result of the expansion that added 715 gaming machines in September of 2002 and another 700 gaming machines in July of 2003.  The average number of gaming machines in play increased to 3,089 in 2003 from 2,312 in 2002 with the average win per machine remaining at $264 per day.  At Casino Magic-Bay St. Louis, gaming revenue increased by $8.2 million due to the impact of a full year of operations for the Bay Tower Hotel and Conference Center that opened in May of 2002.  The increase in occupancy at the hotel was the major volume driver for the increase in revenue from gaming machines.  At Bullwhackers Casinos, our April 2002 acquisition, gaming revenue increased by $9.6 million in 2003 and reflects a comparison of a full year of operations in 2003 to eight months of operations in 2002.

Management service fees from Casino Rama increased by $2.2 million or 19.6% to $13.7 million from $11.5 million in 2002.  The increase in management service fees is a result of marketing programs that focus on trip generation, recent visitors and the hotel and convention center that opened in July of 2002.  These programs have increased attendance, hotel occupancy and slot play in the casino.

Food, beverage and other revenue increased in 2003 by $70.0 million, or 85.5%, to $151.9 million from $81.9 million in 2002.  The three new Hollywood Casino properties contributed $63.7 million of the increase and the properties we owned prior to the acquisition contributed $6.3 million.  Charles Town increased its food, beverage and other revenue by $1.7 million as a result of a full year of operations for the new food court that opened in July of 2002 and increased revenues from other ancillary services.  At Casino Magic-Bay St. Louis, food, beverage and other revenue, including hotel revenues, increased by $4.1 million as a result of a full year of operations for the hotel and convention center and the marketing programs that were implemented to increase hotel occupancy and feature our dining outlets.

Promotional allowances increased in 2003 by $46.6 million to $74.3 million from $27.7 million in 2002.  The three new Hollywood Casino properties accounted for $43.5 million of the increase and the properties we owned prior to the acquisition increased by $3.1 million.  Of the $3.1 million, over $1.7 million was attributable to the marketing of the new hotel and convention center at Casino Magic-Bay St. Louis.

Racing revenues

Racing revenues at our Pennsylvania facilities decreased in 2003 by $4.7 million, or 5.0%, to $89.4 million from $94.1 million in 2002.  In 2003, due to inclement weather, we lost thirteen race days at Penn National Race Course and one race day at Pocono Downs in 2003 and a decline in attendance at the OTWs that remained open during any inclemency.  We also experienced a decline in our call center revenue as a result of restrictions placed on telephone and internet wagering account activity by various state gaming regulatory agencies.

There was no significant changes in food, beverage and other revenues at our racing properties.

Operating Expenses

Operating expenses, year ended December 31, 2003

	Gaming	Racing	Eliminations	Total
Gaming	$528,270	$—	$—	$528,270
Racing	—	62,421	(1,612)	60,809
Food, beverage and other expenses	112,567	6,688	—	119,255
General and administrative	187,885	16,106	—	203,991
Depreciation and amortization	64,041	3,446	—	67,487
Total operating expenses	$892,763	$88,661	$(1,612)	$979,812

Operating expenses, year ended December 31, 2002

	Gaming	Racing	Eliminations	Total
Gaming	$278,399	$—	$—	$278,399
Racing	—	65,855	(1,779)	64,076
Food, beverage and other expenses	54,247	6,642	—	60,889
General and administrative	97,755	16,211	—	113,966
Depreciation and amortization	32,838	3,618	—	36,456
Total operating expenses	$463,239	$92,326	$(1,779)	$553,786

Gaming operating expenses

Gaming expenses increased in 2003 by $249.9 million, or 89.7% ,to $528.3 million from $278.4 million in 2002.  The three new Hollywood Casino properties accounted for $195.0 million of the increase and the expenses at the properties we owned prior to the acquisition increased by $54.9 million.  At Charles Town, gaming expenses increased by $47.6 million and included gaming taxes attributable to the increased gaming revenue and salaries, wages and benefits due to the additional staffing levels needed to accommodate the expanded gaming floor area and increased customer volumes.  Gaming expenses increased at Casino Magic-Bay St. Louis by $4.4 million as a result of gaming taxes attributable to increased gaming revenue and marketing expenditures, primarily for entertainment expenses, promotional giveaways and VIP function-related expenses that were focused on driving attendance and slot machine play.  Boomtown Biloxi had a decrease in gaming expenses of $2.2 million resulting primarily from changes made in the marketing and promotion programs.  At the Bullwhackers Casinos, gaming expenses increased by $5.6 million in 2003 as a result of comparing a full year of operations in 2003 to eight months of operations in 2002.

Food, beverage and other expenses increased in 2003 by $58.4 million to $112.6 million from $54.2 million in 2002.  The three new Hollywood Casino properties accounted for $56.7 million of the increase and the properties we owned prior to the acquisition produced the remaining $1.7 million increase.  Most of the remaining increase is attributable to Charles Town and Casino Magic-Bay St. Louis, which had expansion projects that increased capacity that resulted in gains in attendance during the year, and Bullwhackers Casinos, which we operated for a full year in 2003 (compared to eight months in 2002).

General and administrative expenses increased by $90.1 million to $187.9 million in 2003 from $97.8 million in 2002.  The increase was generated entirely by our gaming properties and corporate overhead.  The addition of the three Hollywood properties increased general and administrative expenses by $71.7 million, the properties we owned prior to acquisition had an increase in general and administrative expenses of $9.2 million and corporate overhead increased by $9.2 million.  General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit.  At the properties, general and administrative expenses increased at Charles Town and Casino Magic-Bay St. Louis primarily as a result of the expansion projects that added new gaming space and a new hotel at these properties and at Bullwhackers Casinos which had a full year of operations in 2003 compared to eight months in 2002.  The other properties did not have any significant changes in these expenses.  Corporate overhead expenses increased by $9.2 million in 2003, primarily due to additional CRC acquisition cost, lobbying and site development expenses in connection with Pennsylvania slot legislation, Scarborough referendum expenses, and legal fees.  Other corporate expenses also increased as a result of the Hollywood Casino acquisition in March of 2003.  However, our corporate overhead as a percentage of our net revenues decreased.

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

Racing operating expenses

Racing expenses at our Pennsylvania properties decreased in 2003 by $3.5 million, or 5.3%, to $62.4 million from $65.9 million in 2002.  Expenses that have a direct relationship to racing revenue such as purse expense, pari-mutuel taxes, simulcast fees and totalisator expense all decreased with the decrease in racing revenues.

Other racing related expenses such as food, beverage and other expenses, general and administrative expenses and depreciation expenses decreased slightly or have remained at the same levels as the prior year.

Income from operations

Income from operations increased by $81.0 million, or 79.3%, to $183.2 million in 2003 from $102.2 million in 2002.  The increase was generated entirely by our gaming properties.  The three new Hollywood Casino properties contributed $68.5 million.  Our overall profit margin increased to 15.8% in 2003 from 15.6% in 2002.  For properties we owned for more than one year, our operating margins, not including corporate overhead, improved to 18.7% from 18.1% in 2002.  We credit our property management teams for these results as their continued focus on customer and employee satisfaction, market share gains and operating margin improvements contribute to our consolidated improvement in income from operations and operating margins.

Other income (expense) summary (in thousands):

December 31,	2002	2003
Other income (expense):
Interest expense	$(42,104)	$(97,492)
Interest income	1,553	1,770
Earnings from joint venture	1,965	1,825
Other	(52)	(4,286)
Loss on change in fair values of interest rate swaps	(5,819)	(527)
Loss on early extinguishment of debt	(7,924)	(1,310)
Total other expense	$(52,381)	$(100,020)

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

Other non-recurring expense

In 2003, we incurred other expenses of $4.3 million.  These expenses included costs for debt negotiations incurred at Hollywood Casino Shreveport, the write-off of an option on a greyhound race track and costs incurred for due diligence in conenction with the Wembley plc potential acquisition.

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

Revenues

Net revenues, year ended December 31, 2002

	Gaming	Racing	Eliminations	Total
Gaming	$490,240	$—	$—	$490,240
Racing	—	94,127	(1,779)	92,348
Management Service fee	11,479	—	—	11,479
Food, beverage and other revenue	81,880	7,727	—	89,607
Gross revenue	583,599	101,854	(1,779)	683,674
Less: Promotional allowances	(27,713)	—	—	(27,713)
Net revenues.	$555,886	$101,854	$(1,779)	$655,961

Net revenues, year ended December 31, 2001

	Gaming	Racing	Eliminations	Total
Gaming	$364,139	$—	$—	$364,139
Racing	—	91,467	(1,775)	89,692
Management Service fee	8,297	—	—	8,297
Food, beverage and other revenue	72,342	7,246	—	79,588
Gross revenue	444,778	98,713	(1,775)	541,716
Less: Promotional allowances	(24,579)	—	—	(24,579)
Net revenues.	$420,199	$98,713	$(1,775)	$517,137

Net revenues for the year ended December 31, 2002 increased by $138.9 million, or 26.9%, to $656.0 million in 2002 from $517.1 million in 2001.  Revenues increased at the Charles Town Entertainment Complex by $59.9 million as a result of the addition of gaming space, the building of a parking facility, an increase in the number of gaming machines in 2002 and a higher percentage in 2002 of coin-out machines compared to video voucher machines.  The CRC properties, Casino Rouge and Casino Rama, which were acquired on April 27, 2001, increased year over year revenues by $46.2 million, primarily due to the inclusion of these properties for the full fiscal year in 2002.  Revenues increased at our two Mississippi properties by $13.1 million as a result of the new hotel and increased marketing efforts.  Our acquisition of Bullwhackers Casinos on April 25, 2002 added $16.8 million in revenues to our total for 2002.  Revenues from the Pennsylvania racetracks and OTWs increased by approximately $2.9 million and were primarily due to an increase in wagering through our phone bet and internet call center.

Gaming Revenues

Gaming revenue increased in 2002 by $126.1 million, or 34.6%, to $490.2 million from $364.1 million in 2001.  The CRC properties contributed $42.4 million of the increase and the properties we owned prior to the acquisition contributed $83.7 million.  At Charles Town, gaming revenues increased by $59.1 million, primarily due to the addition of 30,000 square feet of gaming space, which was completed in September 2002.  In the new gaming space we added 715 reel-spinning, coin-out gaming machines, bringing the total average number of machines to 2,312 for the year 2002, compared to 2,000 gaming machines for the year 2001.  These additional gaming machines and the continued shift in machine mix to a higher percentage of reel-spinning, coin-out machines resulted in an increase in average win per machine of $264 for 2002 compared to $224 for 2001.  The opening of the new 14-story, 291-room Bay Tower hotel was the primary factor for increases in gaming and hotel revenue at Casino Magic-Bay St. Louis as gaming revenues increased by $6.9 million in 2002.  We were able to achieve these results by implementing a marketing program that emphasized group sales for the hotel and convention center, headliner entertainment and aggressive play-based promotions.  As a result, our operations had an increase of 9.8% in slot play and a 3.3% increase in table game play.  At Boomtown Biloxi gaming revenues increased by $3.5 million primarily as a result of an increase in slot machine play.  The increase in slot play was driven by our refined marketing strategy which focuses on direct mail marketing to known customers and new mass marketing campaigns highlighting our being voted best in five categories by the readers of a local Gulf Coast newspaper.  The acquisition of Bullwhackers was completed on April 25, 2002.  For the period April 25 to December 31, 2002, Bullwhackers had gaming revenues of $16.3 million.

Management service fees earned under the Casino Rama management contract for the twelve months ended December 31, 2002 was $11.5 million compared to $8.3 million for eight months ended December 31, 2001.  The opening of the new entertainment center in July 2001 and the new hotel and convention center in July 2002 have positively impacted the management service fees.  The new facilities have helped to offset the negative impact of the opening of new competition, and the expansion of existing competition, in locations between Toronto and Casino Rama.

Food, beverage and other revenue increased in 2002 by $9.6 million to $81.9 million from $72.3 million in 2001.  The CRC properties contributed $7.1 million of the increase and the properties we owned prior to the acquisition contributed $2.5 million.  At Charles Town, food, beverage and other revenue increased by $2.0 million primarily as a result of higher food and beverage revenues from opening of the new food court in July of 2002, the elimination of the buffets, a reduction in bus passenger promotions, and revenue producing contracts for other ancillary services.  Our operations at Casino Magic-Bay St. Louis had a 31.1% increase in hotel, food and beverage, golf and other revenue compared to 2001.  We were able to achieve these results by implementing a marketing program that emphasized group sales for the new hotel and convention center, attracted headliner entertainment and focused on aggressive play-based promotions.

Promotional allowances increased in 2002 by $3.1 million to $27.7 million from $24.6 million in 2001.  The CRC properties contributed most of the increase year over year increase.

Racing revenues

In Pennsylvania, racing revenues increased by $2.6 million in 2002 for Penn National Race Course, Pocono Downs and the eleven OTWs.  Wagering through our call center accounted for most of the increase.  We opened the call center last summer in Grantville, Pennsylvania and focused on telephone account wagering growth through our Players’ Choice® programs and on Internet wagering growth through joint ventures with eBetUSA and Playboy®.  These programs have resulted in a significant growth in telephone account activity and internet wagering.

Food, beverage and other  revenues increased by $.5 million  to $7.7 million in 2002 from $7.2 million in 2001.

Operating expenses

Operating expenses, year ended December 31, 2002

	Gaming	Racing	Eliminations	Total
Gaming	$278,399	$—	$—	$278,399
Racing	—	65,855	(1,779)	64,076
Food, beverage and other expenses	54,247	6,642	—	60,889
General and administrative	97,755	16,211	—	113,966
Depreciation and amortization	32,838	3,618	—	36,456
Total operating expenses	$463,239	$92,326	$(1,779)	$553,786

Operating expenses, year ended December 31, 2001

	Gaming	Racing	Eliminations	Total
Gaming	$206,633	$—	$—	$206,633
Racing	—	62,066	(1,771)	60,295
Food, beverage and other expenses	42,444	6,778	—	49,222
General and administrative	76,559	15,448	(4)	92,003
Depreciation and amortization	28,072	4,021	—	32,093
Total operating expenses	$353,708	$88,313	$(1,775)	$440,246

Gaming expense increased in 2002 by $71.8 million to $278.4 million from $206.6 million in 2001.  The CRC properties contributed $22.7 million of the increase and the properties we owned prior to the acquisition contributed $49.1 million.  At Charles Town, gaming expenses increased by $38.0 million, primarily due to an increase in gaming related taxes attributable to increased gaming revenues and a change in gaming legislation that resulted in higher gaming taxes and a higher net administrative fee paid to the State of West Virginia.  Salaries and wages also increased due to additional staffing associated with increased gaming units and gaming square footage.  Total marketing expenses decreased $1.2 million in 2002 as a result of the elimination of giveaway programs and live entertainment costs.  The marketing focus in 2002 was on media advertising and promotional campaigns to increase awareness of the facility.  Gaming expenses at Casino Magic – Bay St. Louis increased by $2.9 million due to an increase in gaming tax of $1.0 million that resulted from increased slot and table play and a $1.1 million increase in marketing expenses to promote our new facility and amenities.  At Boomtown Biloxi, gaming expenses increased by $1.1 million primarily due to an increase in gaming taxes that resulted from the increased gaming revenue.  Our acquisition of Bullwhackers Casinos on April 25, 2002 added $7.1 million in gaming expenses to our total for 2002.

Food, beverage and other expense increased in 2002 by $11.8 million to $54.2 million from $42.4 million in 2001.  The CRC properties contributed $1.3 million of the increase and the properties we owned prior to the acquisition contributed $10.5 million.  At Charles Town, food, beverage and other expenses increased by $2.8 million due to the opening and operation of the new food court area in July 2002 and an increase of 21 live race days in 2002.  At Casino Magic – Bay St. Louis, food, beverage and other expenses increased by $3.2 million and included $1.2 million in pre-opening expenses related to the new hotel and convention center that opened the last weekend in May 2002 and $2.2 million for operating costs associated with the new hotel and restaurant venues and customer service requirements in these areas.  Boomtown Biloxi had a decrease in food and beverage expenses of $.6 million due to lower costs of goods sold from our joint purchasing program with Casino Magic – Bay St. Louis.  Bullwhackers Casinos added $2.5 million in expenses to our total in 2002 for the eight month period that we owned them.

General and administrative expenses increased by $21.2 million to $97.8 million in 2002 from $76.6 million in 2001. The CRC properties contributed $7.2 million of the increase and the properties we owned prior to acquisition had an increase in general and administrative expenses of $10.4 million and corporate overhead increased by $3.6 million.  General and administrative expenses increased due to increases in property and general liability insurance program premiums, real estate taxes and employee benefits programs at most of our properties.  We also had an increase in facilities maintenance, housekeeping, utility costs and other general operating costs associated with the expanded facilities at Charles Town and Casino Magic-Bay St. Louis. Corporate overhead expenses increased by $4.6 million in 2002.  Salaries and wages, payroll taxes, and employee benefits increased by $2.0 million as a result of additional staff at the corporate office necessary to support recent acquisitions, severance payments and additional payroll expense due to the accelerated vesting of stock options.  Legal expenses increased by approximately $1 million due to an increase in litigation and regulatory compliance expenses.  Travel expenses increased by approximately $.6 million due to the increase in travel required for the management of our properties.  Also included in corporate overhead is a non-recurring charge of $1 million for the settlement of the Showboat litigation.

Depreciation and amortization expense increased by $4.7 million, or 16.7%, to $32.8 million in 2002 from $28.1 million in 2001.  The CRC properties accounted for $2.7 million of the increase and the properties we owned prior to the acquisition accounted for $2.4 million. The increase was primarily a result of the expansion at Charles Town for additional gaming space and the parking structure, the new hotel at Casino Magic-Bay St. Louis and the depreciation associated with the Bullwhackers Casinos acquisition.

Racing operating expenses

Racing expenses increased in 2002 by $3.8 million to $65.9 million from $62.1 million in 2001.  At Penn National Race Course and Pocono Downs, direct racing related expenses, including, but not limited to, purses, simulcast fees and pari-mutuel taxes, accounted for all of the increase.   The expansion of the call center at Penn National Race Course and the increased call center volumes accounted for the remainder of the increase in racing expenses.

Other racing related expenses such as food, beverage and other expenses, general and administrative expenses and depreciation expenses decreased slightly or have remained at the same levels as the prior year.

Income from operations

Income from operations increased by $25.3 million, or 32.9%, to $102.2 million in 2002 from $76.9 million in 2002.  The CRC properties accounted for $13.1 million of the increase. The profit margin increased to 15.6% in 2002 from 14.9% in 2001.  For properties we owned for more than one year, our operating margins, not including corporate overhead, improved to 18.5% from 17.2% in 2001.  The improvement in operating margins were primarily a result of the expansion at Charles Town and the economies of scale we achieved with a larger facility and the focus on cost control at our Casino Rouge property.

Other income (expense) summary (in thousands):

December 31,	2001	2002
Other income (expense):
Interest expense	$(46,096)	$(42,104)
Interest income	3,040	1,553
Earnings from joint venture	2,531	1,965
Other	—	(52)
Loss on change in fair values of interest rate swaps	—	(5,819)
Loss on early extinguishment of debt	—	(7,924)
Total other expense	$(40,525)	$(52,381)

Interest expense

Interest expense on debt decreased by $4.0 million in 2002 as a result of reducing and restructuring our debt.  By using the proceeds of our February 2002 equity offering and the $175 million 8 7/8% senior subordinated note offering, we were able to reduce our outstanding debt by approximately $84 million.

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

Outlook

Based on our current level of operations, and anticipated revenue growth, we believe that cash generated from operations and amounts available under our credit facility will be adequate to meet our anticipated debt service requirements, except for the defaults under the Hollywood Casino Shreveport notes, capital expenditures and working capital needs for the foreseeable future.  We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available under our credit facility or otherwise will be available to enable us to service our indebtedness, including the credit facility and the notes, to retire or redeem the notes when required or to make anticipated capital expenditures.  In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly.  We may need to refinance all or a portion of our debt on or before maturity.  Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Capital Expenditures

Capital expenditures are budgeted and accounted for as either capital project or capital maintenance (replacement) expenditures.  Capital project expenditures cover fixed asset additions that expand an existing facility.  Capital maintenance (replacement) expenditures cover expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or are no longer cost effective to repair.

The following table summarizes our capital project expenditures, other than maintenance capital expenditures, by property for the fiscal year ended December 31, 2003 (in thousands):

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

For 2003, we spent approximately $23.6 million for capital maintenance (replacement) capital expenditures at our properties, including $13.5 million for new slot machines.

Cash generated from operations funded all of our project capital expenditures and maintenance capital expenditures in 2003.

The following table summarizes our planned capital project expenditures, other than maintenance capital expenditures, by property for the fiscal year ending December 31, 2004 (in thousands):

Year Ending December 31, 2004
Property
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

For 2004, we expect to spend approximately $55.1 million for capital maintenance (replacement) capital expenditures at our properties.  Of this total, approximately $11.1 million will be spent on slot machines and ticket-in, ticket-out (“TITO”) slot technology at our facilities in states where the new technology is approved.

We expect to use cash generated from operations and cash available under the revolver portion of our credit facility to fund our anticipated capital expenditure and maintenance capital expenditures in 2004.

Debt

• Senior Secured Credit Facility

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

• 11 1/8% Senior Subordinated Notes due 2008

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

• 8 7/8% Senior Subordinated Notes due 2010

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

• 6 7/8% Senior Subordinated Notes due 2011

On December 4, 2003, we completed an offering of $200 million of 6 7/8% senior subordinated notes due 2011.  Interest on the notes is payable on June 1 and December 1 of each year, beginning June 1, 2004.  These notes mature on December 1, 2011.  We used the net proceeds from the offering to repay term loan indebtedness under our current senior secured credit facility.  The 6 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by all of certain current and future wholly-owned domestic subsidiaries.

• Hollywood Casino Shreveport Notes

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

The Hollywood Casino Shreveport notes are non-recourse to us and our subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc., which we refer to as the Shreveport entities) and are secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.  Further, an event of default under the indentures for the Hollywood Casino Shreveport notes does not cause an event of default under the Company’s senior secured credit facility or senior subordinated notes.

The indentures governing the Hollywood Casino Shreveport notes require the issuers to make an offer to purchase the Hollywood Casino Shreveport notes at 101% of the principal amount thereof within 10 days of the occurrence of a “Change of Control” as defined in the indentures. A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of our wholly-owned subsidiary with and into Hollywood Casino Corporation. Hollywood Casino Shreveport determined that it did not have the liquidity to repurchase the Hollywood Casino Shreveport notes at 101% of their principal amount.

On March 14, 2003, Hollywood Casino Shreveport and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Casino Shreveport notes that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Casino Shreveport notes or an event of default will have occurred under the indentures. Neither Hollywood Casino Shreveport nor Shreveport Capital Corporation made a Change of Control offer to purchase the Hollywood Casino Shreveport notes within the sixty days.  There can be no assurance that the holders of the Hollywood Casino Shreveport notes will not pursue all rights and remedies that they may have under the indentures as a result of an event of default.

On February 3, 2004, our indirect subsidiary, HCS I, Inc., the managing general partner of Hollywood Casino Shreveport general partnership, or HCS, announced that its Board of Directors has initiated a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex of HCS located in Shreveport, Louisiana.  The announcement followed action by the Board authorizing HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers.  The Board also authorized the creation of an independent committee to oversee the sale process, consisting of the director who is not employed directly by us.  The Board created the independent committee in case we seek to participate as a bidder in the sale process.  The Board took action after consultation with an ad hoc committee of holders of the $150 million First Mortgage Notes due 2006 and the $39 million Senior Secured Notes due 2006, which we refer to as the Hollywood Casino Shreveport notes, issued by HCS and its subsidiary Shreveport Capital Corporation.  Although no formal agreement has been reached with the ad hoc committee regarding the sale process, HCS anticipates that it will consult with the ad hoc committee throughout the process.  There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Hollywood Casino Shreveport notes in full.  HCS currently anticipates that any transaction would be effected through a federal bankruptcy proceeding.  HCS did not make the August 1, 2003 and the February 1, 2004 interest payments, aggregating $24.6 million, due on the Hollywood Casino Shreveport notes.  The Hollywood Casino Shreveport notes have been in default under the terms of their respective note indentures since May 2003 and accordingly are classified as current obligations at December 31, 2003.

• Covenants

Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios.  In addition, our senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.  The terms of our senior subordinated notes contain similar restrictions.  Except for the defaults under the Hollywood Casino Shreveport notes, for which the Company (other than the Shreveport entities) is not liable, at December 31, 2003, we were in compliance with all required financial covenants.

Commitments and Contingencies

• Contractual Cash Obligations

As of December 31, 2003, there was no indebtedness outstanding under our revolving credit facility and there was approximately $91.8 million available for borrowing under the revolving credit portion of the credit facility.  The following table presents our contractual cash obligations as of December 31, 2003 (in thousands):

		Payments Due By Period
	Total	2004	2005– 2006	2007 - 2008	2009 and After
Senior secured credit facility(1)	$399,700	$3,997	$7,994	$387,709	$—
11 1/8% senior subordinated notes due 2008 (2)
Principal	200,000	—	—	200,000	—
Interest	100,125	22,250	44,500	33,375	—
8 7/8% senior subordinated notes due 2010 (3)
Principal	175,000	—	—	—	175,000
Interest	100,953	15,531	31,063	31,062	23,297
6 7/8% senior subordinated notes due 2011 (4)
Principal	200,000	—	—	—	200,000
Interest	109,885	13,635	27,500	27,500	41,250
13% Hollywood Casino Shreveport notes(5)
Principal	189,000	189,000	—	—	—
Interest	24,808	24,808	—
Purchase obligations	23,791	15,365	5,972	2,454	—
Construction commitments	5,000	5,000	—	—	—
Capital Leases	15,423	1,637	3,694	4,377	5,715
Operating Leases	20,990	4,464	5,403	3,215	7,908
Total	$1,564,675	$295,687	$126,126	$689,692	$453,170

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

(5)                                  The $150.0 million aggregate principal amount of 13% senior secured notes matures August 1, 2006 and the $39.0 million aggregate principal amount of 13% first mortgage notes matures August 1, 2006.  Interest payments of approximately $12.3 million are due on the notes each August 1 and February 1 until August 1, 2006.  The Hollywood Casino Shreveport notes are non-recourse to us and our subsidiaries (other than HCS, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.).  The Hollywood Casino Shreveport notes have been in default under the terms of their respective note indentures since May 2003 and accordingly are classified as current obligations at December 31, 2003.

• Other Commercial Commitments

The following table presents our material commercial commitments as of December 31, 2003 for the following future periods:

		Amount of Commitment Expiration Per Period
(in thousands)	Total Amounts Committed	2004	2005- 2006	2007- 2008	2009 and After
Revolving Credit Facility (1)	$—	$—	$—	$—	$—
Letters of Credit(1)	8,166	8,166	—	—	—
Guarantees of New Jersey Joint Venture Obligations (2)	8,817	8,817	—	—	—
Total	$16,983	$16,983	$—	$—	$—

(1)                                  The available balance under the revolving portion of the $100.0 senior secured credit facility is diminished by outstanding letters of credit.

(2)                                  In connection with our 50% ownership interest in Pennwood Racing, Inc., our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood’s lender to guarantee up to 50% of Pennwood’s $17.6 million term loan.  Our obligation as of December 31, 2003 under this guarantee is approximately $8.8 million.

• Interest Rate Swap Agreements

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” below.

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

Long-lived assets

At December 31, 2003, we had a net property and equipment balance of $740.5 million, representing 46.0% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy.  We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Intangible assets, including goodwill

As a result of our recent acquisitions, we have approximately $589.9 million in goodwill on our Consolidated Balance Sheet resulting from our acquisition of other businesses.  Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation and (ii) the ongoing evaluation for impairment.

In connection with our acquisitions, a valuation was completed to determine the allocation of the purchase prices. The factors considered in the valuation included data gathered as result of our due diligence in connection with the acquisition and projections for future operations.  The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.  Because our goodwill is no longer amortized, there may be more volatility in reported income than under previous accounting standards because impairment losses, if any, are likely to occur irregularly in varying amounts.

Accounting for income taxes

We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized.

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

Accounting Pronouncements Issued or Adopted in 2003

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or Interpretation No. 46, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003.  For variable interest entities created prior to February 1, 2003, the provisions of Interpretation No. 46 are applicable at the end of the annual reporting period ending after December 15, 2003.  This interpretation did not have an effect on the consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” or SFAS 145.  The rescission of FASB No. 4, “Reporting Gains and Losses from Extinguishment of Debt” applies to us.  FASB No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  SFAS 145 is effective for our fiscal year beginning January 1, 2003.  We had losses on early extinguishment of debt, net of income taxes of $5.2 million for the year ended December 31, 2002.  These losses reflect the write-off of deferred finance fees and pre-payment fees associated with bank debt that was repaid with the proceeds of new financing.  Effective January 1, 2003, pursuant to SFAS 145, the losses on early extinguishment of debt are included in “Other (expense)” in our consolidated statements of income.

There are no accounting standards issued before December 31, 2003 but effective after December 31, 2003 which are expected to have a material impact on our financial reporting.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information as of December 31, 2003, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps.  For debt obligations, the table presents notional amounts and weighted average interest rates by maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2003.

	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Long-term debt:
Fixed rate	$119,338	$—	$—	$—	$200,000	$375,000	$694,338
Average interest rate	13.00%				11.125%	7.81%

Variable rate	$3,997	$3,997	$3,997	$387,709	$—	$—	$99,700
Average interest rate (1)	3.63%	3.63%	3.63%	3.63%

Leases	$1,644	$1,782	$1,912	$2,087	$2,290	$5,715	$5,430
Average interest rate	8.32%	8.32%	8.32%	8.32%	8.32%	8.32%

Interest rate derivatives:
Interest rate swaps
Variable to fixed	$—	$175,000	$200,000	$—	$—	$—	$375,000
Average pay rate		1.92%	2.48%
Average receive rate (2)		1.17%	1.17%

(1)  Interest payable is based on the Three Month London Interbank Offer Rate (LIBOR) plus a spread.

(2)  Interest payable is based on the Three Month London Interbank Offer Rate (LIBOR).

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and subsidiaries
Wyomissing, Pennsylvania

We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in the Summary of Significant Accounting Policies in the consolidated financial statements, in January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/	BDO Seidman, LLP
BDO Seidman, LLP

Philadelphia, Pennsylvania

January 30, 2004, except for Note 15,
which is as of February 22, 2004

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

December 31,	2002	2003
Assets
Current assets:
Cash and cash equivalents	$55,121	$106,969
Receivables, net of allowance for doubtful accounts of $909 and $2,791, respectively	19,418	28,304
Prepaid income taxes	6,415	7,593
Prepaid expenses and other current assets	9,080	29,592
Deferred income taxes	4,405	17,285
Total current assets	94,439	189,743
Net property and equipment, at cost	450,886	740,507
Other assets:
Investment in and advances to unconsolidated affiliate	16,152	17,187
Excess of cost over fair market value of net assets acquired	160,506	603,470
Management contract (net of accumulated amortization of $4,206 and $6,719, respectively)	21,539	19,027
Deferred financing costs, net	10,463	28,214
Miscellaneous	11,495	11,451
Total other assets	220,155	679,349
	$765,480	$1,609,599
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$18	$124,979
Accounts payable	19,450	28,155
Accrued liabilities:
Expenses	21,973	46,117
Interest	18,041	36,516
Salaries and wages	17,351	29,925
Gaming, pari-mutuel, property and other taxes	9,282	11,624
Other current liabilities	6,867	9,722
Total current liabilities	92,982	287,038
Long-term liabilities:
Long-term debt, net of current maturities	375,000	984,489
Other liabilities	—	403
Deferred income taxes	50,498	27,791
Total long-term liabilities	425,498	1,012,683

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; shares issued 40,033,684 and 40,621,350, respectively	403	409
Treasury stock, at cost 849,400 shares	(2,379)	(2,379)
Additional paid-in capital	154,049	162,442
Retained earnings	96,584	148,055
Accumulated other comprehensive (loss) income	(1,657)	1,351
Total shareholders’ equity	247,000	309,878
	$765,480	$1,609,599

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

Year ended December 31,	2001	2002	2003
Revenues:
Gaming	$364,139	$490,240	$976,411
Racing	89,692	92,348	87,764
Management service fee	8,297	11,479	13,726
Food, beverage and other revenue	79,588	89,607	159,418
Gross revenues	541,716	683,674	1,237,319
Less: Promotional allowances	(24,579)	(27,713)	(74,324)
Net revenues	517,137	655,961	1,162,995
Operating expenses:
Gaming	206,633	278,399	528,270
Racing	60,295	64,076	60,809
Food, beverage and other expenses	49,222	60,889	119,255
General and administrative	92,003	113,966	203,991
Depreciation and amortization	32,093	36,456	67,487

Total operating expenses	440,246	553,786	979,812

Income from operations	76,891	102,175	183,183
Other income (expense):
Interest expense	(46,096)	(42,104)	(97,492)
Interest income	3,040	1,553	1,770
Earnings from joint venture	2,531	1,965	1,825
Other	—	(52)	(4,286)
Loss on change in fair values of interest rate swaps	—	(5,819)	(527)
Loss on early extinguishment of debt	—	(7,924)	(1,310)
Total other expense	(40,525)	(52,381)	(100,020)

Income before income taxes	36,366	49,794	83,163
Taxes on income	12,608	18,931	31,692

Net income	$23,758	$30,863	$51,471

Per share data:
Basic net income per share	$.78	$.82	$1.30
Diluted net income per share	$.75	$.79	$1.27

Weighted average shares outstanding:
Basic	30,653	37,775	39,473
Diluted	31,837	39,094	40,612

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

						Accumulated
				Additional		Other		Compre-
	Common Stock		Treasury	Paid-In	Retained	Comprehensive		hensive
	Shares	Amount	Stock	Capital	Earnings	(Loss) Income	Total	Income

Balance, December 31, 2000	30,918,350	$155	$(2,379)	$39,482	$41,963	$—	$79,221	$—
Exercise of stock options including tax benefit of $1,196	948,500	5	—	4,123	—	—	4,128	—
Change in fair value of interest rate swap contracts, net of income tax benefit of $2,043						(3,794)	(3,794)	(3,794)
Foreign currency translation adjustment	—	—	—	—	—	(48)	(48)	(48)
Net income	—	—	—	—	23,758	—	23,758	23,758
Balance, December 31, 2001	31,866,850	160	(2,379)	43,605	65,721	(3,842)	103,265	$19,916
Exercise of stock options including tax benefit of $3,528	1,466,834	15	—	14,161	—	—	14,176	$—
Issuance of common stock	6,700,000	68	—	96,009	—	—	96,077
Accelerated vesting of stock options	—	—		434	—	—	434	—
Change in fair value of interest rate swap contracts, net of income taxes of $495	—	—	—	—	—	918	918	918
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $676	—	—	—	—	—	1,257	1,257	—
Stock split	—	160	—	(160)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	10	10	10
Net income	—	—	—	—	30,863	—	30,863	30,863
Balance, December 31, 2002	40,033,684	403	(2,379)	154,049	96,584	(1,657)	247,000	$31,791
Exercise of stock options including tax benefit of $6,067	587,666	6	—	8,393	—	—	8,399	$—
Change in fair value of interest rate swap contracts, net of income taxes of $669	—	—	—	—	—	1,091	1,091	1,091
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $810	—	—	—	—	—	1,517	1,517	—
Foreign currency translation adjustment	—	—	—	—	—	400	400	400
Net income	—	—	—	—	51,471	—	51,471	51,471
Balance, December 31, 2003	40,621,350	$409	$(2,379)	$162,442	$148,055	$1,351	$309,878	$52,962

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

Year ended December 31,	2001	2002	2003
Cash flows from operating activities:
Net income	$23,758	$30,863	$51,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,093	36,456	67,487
Amortization of deferred financing costs charged to interest expense	2,444	2,036	4,247
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense net of income tax benefit	—	1,257	1,517
Loss on sale of fixed assets	809	735	1,819
Earnings from joint venture	(2,531)	(1,965)	(1,825)
Loss relating to early extinguishment of debt	—	5,906	1,310
Deferred income taxes	6,959	10,454	31,764
Accelerated vesting of stock options		434	—
Tax benefit from stock options exercised	1,196	3,528	6,067
Loss on change in value of interest rate swap contracts	—	5,819	527
Decrease (increase), net of businesses acquired, in
Receivables	2,226	1,160	94
Prepaid income taxes	1,905	(6,415)	(1,178)
Prepaid expenses and other current assets	(546)	(1,045)	(10,756)
Miscellaneous other assets	(1,149)	(1,813)	9,914
Increase (decrease), net of businesses acquired, in
Accounts payable and accrued liabilities	15,414	8,176	5,647
Gaming, pari-mutuel, property and other taxes	2,456	3,689	(10,740)
Income taxes payable	180	(180)	—
Other current liabilities	619	1,759	(2,423)
Net cash provided by operating activities	85,833	100,854	154,942
Cash flows from investing activities:
Expenditures for property and equipment	(41,511)	(88,902)	(57,482)
Net payments under interest rate swaps	—	(3,830)	(1,902)
Proceeds from sale of property and equipment	299	369	722
Distributions from joint venture	2,928	—	790
Acquisition of businesses, net of cash acquired	(182,658)	(9,570)	(264,081)
(Increase) decrease in cash in escrow	4,607	(500)	1,000
Net cash used in investing activities	(216,335)	(102,433)	(320,953)
Cash flows from financing activities:
Proceeds from exercise of options	2,932	10,646	2,332
Proceeds from sale of common stock	—	96,077	—
Proceeds from issuance of long-term debt	211,000	173,752	900,000
Principal payments on long-term debt	(61,389)	(258,891)	(661,566)
Increase in deferred financing cost	(6,950)	(3,272)	(23,307)
Net cash provided by financing activities	145,593	18,312	217,459
Effect of exchange rate fluctuations on cash	—	10	400
Net increase in cash and cash equivalents	15,091	16,743	51,848
Cash and cash equivalents at beginning of year	23,287	38,378	55,121
Cash and cash equivalents at end of year	$38,378	$55,121	$106,969

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.                                      Summary of Significant Accounting Policies

Business

Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and operator of gaming and pari-mutuel properties.  Penn is the successor to several businesses that have operated as Penn National Race Course since 1972.  Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994.  In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia.  From 2000 to 2002, the Company acquired five other gaming properties through its Mississippi (Casino Magic-Bay St. Louis and Boomtown Biloxi), CRC Holdings, Inc. (Casino Rouge and Casino Rama management contract), and Bullwhackers properties acquisitions.  The transition continued with the acquisition of Hollywood Casino Corporation on March 3, 2003.

The consolidated financial statements include the accounts of Penn and its wholly-owned subsidiaries.  The Company owns and operates, through its subsidiaries, eight gaming properties in Charles Town, West Virginia; Bay St. Louis, Biloxi and Tunica, Mississippi; Baton Rouge and Shreveport, Louisiana; Black Hawk, Colorado; and Aurora, Illinois.  The Company also owns Penn National Race Course, a thoroughbred racetrack in Grantville, Pennsylvania, Pocono Downs, a harness racetrack in Wilkes-Barre, Pennsylvania and eleven off-track wagering (“OTW”) facilities located throughout Pennsylvania.  The Company has a 50% interest in Pennwood Racing, Inc., which owns and operates Freehold Raceway in New Jersey.  In addition, the Company has a management contract and receives a management service fee for operating a gaming facility in Orillia, Ontario, Canada (“Casino Rama”).

The Company views each property as an operating segment.  The Company has aggregated its gaming properties that are economically similar, offer similar types of products and services (table games and/or slot machines), cater to the same types of customers (local patronage) and are heavily regulated into one reporting segment called gaming.  The Company has aggregated its racing properties that are economically similar, offer similar products and services (live and simulcast racing), cater to the similar types of customers (local patronage) and are similarly regulated into one reporting segment called racing.

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

The Company’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk.  The Company has bank deposits and overnight repurchase agreements that exceed federally insured limits.

Concentration of credit risk, with respect to casino receivables, is limited through the Company’s credit evaluation process.  The Company issues markers to approved casino customers only following background checks and investigations of creditworthiness.

The Company’s trade receivables consist principally of amounts due from other racetracks and their OTWs for the settlement of simulcast fees, amounts due from the West Virginia Lottery for gaming revenue settlements and $12.1 million due from Casino Rama for management service fees of $1.3 million and reimbursement of $10.8 million of expenses to be paid on behalf of Casino Rama as of December 31, 2003.  The payable on behalf of Casino Rama is included in accrued salaries in the accompanying consolidated balance sheet at December 31, 2003.

Accounts are written off when management determines that an account is uncollectible.  Recoveries of accounts previously written off are recorded when received.  An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value.  The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions.  Historically, the Company has not incurred any significant credit-related losses.

Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Cash and Cash Equivalents:  The carrying amount approximates the fair value due to the short maturity of the cash equivalents.

Long-term Debt:  The fair value of the Company’s long-term debt approximates carrying value and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

Excess of Cost Over Fair Market Value of Net Assets Acquired (Goodwill)

In 2002, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 establishes standards for the accounting of intangible assets that are acquired individually or with a group of other assets and the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Under SFAS No. 142, amortization of goodwill and intangible assets with an indefinite useful life is discontinued and additional financial statement disclosure for goodwill and other intangibles is required. Goodwill and intangible assets of each reporting unit are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized.  The Company has determined that the gaming and racing operating segments as defined by FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” are its two reporting units for purposes of testing Goodwill for impairment.  See note 11 for more information regarding the segment information.

Because the Company’s goodwill is no longer being amortized, the reported amounts of goodwill will not decrease in the same manner as under previous accounting pronouncements. There may be more volatility in reported income than under previous accounting pronouncements because impairment losses, if any, are likely to occur irregularly and in varying amounts. For the years ended December 31, 2002 and 2003, no impairment charges were required as a result of the impairment test.

Deferred Financing Costs

Deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness using the interest method adjusted to reflect any early repayments.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Accounting for Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that all derivative instruments be recorded on the balance sheet at fair value.

The Company uses fixed and variable rate-debt to finance its operations.  Variable rate debt obligations expose the Company to variability in interest payments due to changes in interest rates.  The Company continuously monitors changes in interest rate exposures and evaluates hedging opportunities.  The Company’s risk management policy permits the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments.

The Company’s objective is to limit the impact of interest rate changes on earnings and cash flows.  The Company currently achieves this by entering into interest rate swap agreements to convert a percentage of its debt from variable to fixed rates.  Under interest rate swap contracts, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times a notional amount.  Net settlements are made quarterly.  If the contracts are terminated prior to maturity, the amount paid or received in settlement is established by agreement at the time of the termination and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract.  The Company accounts for these swaps as cash flow hedges.  Generally, the Company does not issue or hold derivative contracts for speculative purposes.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in the future periods.  When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period.  Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options.

Options to purchase 156,000, 337,500, and 130,000 shares of common stock were outstanding during the years ended December 31, 2001, 2002 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore the effect would be antidilutive.  The following represents reconciliation from basic earnings per share to diluted earnings per share.

Year ended December 31,	2001	2002	2003
	(In thousands)
Determination of shares:
Weighted average common shares outstanding	30,653	37,775	39,473
Assumed conversion of dilutive stock options	1,184	1,319	1,139
Diluted weighted average common shares outstanding	31,837	39,094	40,612

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Under the intrinsic-value method, because the exercise price of the Company’s employee stock options is less than or equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company accounts for the plans under the recognition and measurement principles of APB 25and related Interpretations.  No stock-based employee compensation cost is reflected in net income for options granted since all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  However, there are situations that may occur, such as the accelerated vesting of options, that require a current charge to income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), to stock-based employee compensation:

Year ended December 31,	2001	2002	2003
	(In thousands)
Net income, as reported	$23,758	$30,863	$51,471
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	270	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(773)	(1,971)	(2,912)
Pro forma net income	$22,985	$29,162	$48,559

Earnings per share:
Basic-as reported	$.78	$.82	$1.30
Basic-pro forma	$.75	$.77	$1.23

Diluted-as reported	$.75	$.79	$1.27
Diluted-pro forma	$.72	$.75	$1.20

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

Certain Risks and Uncertainties

The Company’s operations are dependent on its continued licensing by state gaming commissions.  The loss of a license, in any jurisdiction in which the Company operates, could have a material, adverse effect on future results of operations.

The Company is dependent on each gaming property’s local market for a significant number of its patrons and revenues.  If economic conditions in these areas deteriorate or additional gaming licenses are awarded in these markets, the Company’s results of operations could be adversely affected.

The Company is also dependent upon a stable gaming and admission tax structure in the states that it operates in.  Any change in the tax structure could have a material adverse affect on future results of operations.

Reclassification

Certain prior years amounts have been reclassified to conform to the current year presentation.

Accounting Pronouncements Adopted in 2003

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003.  For variable interest entities created prior to February 1, 2003, the provisions of Interpretation No. 46 are applicable at the end of the annual reporting period ending after December 15, 2003.  This Interpretation did not have an effect on the consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  The rescission of FASB No. 4, “Reporting Gains and Losses from Extinguishment of Debt” applies to us.  FASB No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  SFAS 145 is effective for our fiscal year beginning January 1, 2003.  We had losses on early extinguishment of debt, net of income taxes of $5.2 million for the year ended December 31, 2002, respectively.  These losses reflect the write-off of deferred finance fees and pre-payment fees associated with bank debt that was repaid with the proceeds of new financing.  Effective January 1, 2003, pursuant to SFAS 145, the losses on early extinguishment of debt will be included in “Other income (expense)” in our consolidated statements of income.

Recent Accounting Pronouncements

There are no accounting standards issued before December 31, 2003 but effective after December 31, 2003 which are expected to have a material impact on our financial reporting.

2.             Acquisitions

Acquisition Accounting

The Company has accounted for its acquisitions subsequent to June 30, 2001 under SFAS No. 141, “Business Combinations.”  For purchase acquisitions completed prior to June 30, 2001, the Company accounted for acquisitions in accordance with APB Opinion No. 16.  The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

Hollywood Casino Corporation

On March 3, 2003, the Company completed its acquisition of Hollywood Casino Corporation and acquired 100 percent of its outstanding common stock for approximately $843.3 million including $397.9 cash paid and $445.4 million in net liabilities assumed.

The primary reason the Company acquired Hollywood Casino Corporation was to acquire the cash flow generated by the operation of the Hollywood Casino Corporation properties.  Other significant reasons considered by the Company included the following: acquiring a relatively large property would reduce the relative importance of the Company’s Charles Town Entertainment Complex; operating in additional states would make it less likely that a single legislative action could have a material adverse affect on the Company’s financial results; and the resulting geographic diversification of the Company’s assets would be in the Company’s best interest.  The purchase price reflected a multiple of acquired cash flow and the value of the assets in setting the purchase price was not as significant.  Accordingly, the purchase price, including the net liabilities assumed, less the appraised value of the assets gave rise to the recognition of a significant amount of goodwill.

Under the terms of the purchase agreement, a wholly-owned subsidiary of the Company merged with and into Hollywood Casino Corporation, and Hollywood Casino Corporation stockholders received cash in the amount of $12.75 per share at closing or $328.1 million and holders of Hollywood Casino Corporation stock options received $19.0 million (representing the aggregate difference between $12.75 per share and their option exercise prices).  The Company also incurred acquisition costs of $50.8 million.

The Company assumed Hollywood Casino Corporation’s current and other liabilities of $80.4 million and total outstanding long-term indebtedness of $365.0 million.  The long-term indebtedness (net of $133.9 million cash acquired) included Hollywood Casino’s $310 million of 11.25% senior secured notes due 2007 and $50 million of floating rate senior secured notes, due 2006, Hollywood Casino Shreveport and Shreveport Capital Corporation co-issued debt of $150 million aggregate principal amount of 13% first mortgage notes due 2006 and $39 million aggregate principal amount of 13% senior secured notes due 2006 (net of a valuation allowance of $70.0 million), and $19.9 million for the Hollywood Casino-Aurora capital leases for two parking garages.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At March 3, 2003

(In thousands)

Current assets (including $133.9 million in cash acquired)	$170,718
Property and equipment	299,109
Other assets, including deferred income taxes of $32,436	64,501
Goodwill	442,964
Total assets acquired	977,292

Current liabilities	(72,157)
Other liabilities	(8,277)
Debt, current and non-current	(498,910)
Total liabilities assumed	(579,344)
Net assets acquired	$397,948

In determining the purchase price allocation associated with the Hollywood Casino Corporation acquisition, the Company engaged an independent professional service firm (“valuation firm”) to perform an appraisal of the acquired assets.  The tangible assets acquired included land, buildings and improvements, equipment, dock side casino barges, memorabilia and a 33% interest in a golf course.  The total purchase price allocated to these tangible assets, net of liabilities assumed was $397.9 million.

The remaining purchase price was allocated to intangible assets. No value was assigned to the trademarks acquired, based on the Company’s assessment that there is no market for similar types of registered trademarks in the industry and the immateriality of the assessed value per the valuation firm’s report.  The Company did not allocate any value to the customer database, since these customers are not exclusive to the Hollywood Casino properties.  No value was assigned to the gaming licenses because all gaming licenses, by statute or regulation, are revocable privileges, non-transferable, and subject to renewal at the discretion of the respective gaming authority, in which the holder is not deemed to possess any vested rights.  The Company noted no other identifiable intangible assets.  Therefore, the amount by which the purchase price ($843.3 million) exceeded the estimated fair value of the assets (excluding cash) acquired ($400.3 million) was allocated to goodwill.  This amount totaled $443.0 million, which is not tax deductible.

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

CRC Acquisition

On April 27, 2001, the Company completed its acquisitions of (i) CRC Holdings, Inc. (“CRC”) from the shareholders of CRC and (ii) the minority interest in Louisiana Casino Cruises, Inc. (“LCCI”) not owned by CRC from certain shareholders (together, the “CRC Acquisition”).  The CRC Acquisition was accomplished pursuant to the terms of Agreement and Plan of Merger among CRC Holdings, Inc., Penn National Gaming, Inc., Casino Holdings, Inc. and certain shareholders of CRC Holdings, Inc., dated as of July 31, 2000 (the “Merger Agreement”), and a Stock Purchase Agreement by and among Penn National Gaming, Inc. and certain shareholders of LCCI, dated as of July 31, 2000.  Under the Merger Agreement, CRC merged with Casino Holdings, Inc., a wholly-owned subsidiary of the Company (the “Merger”).  The aggregate consideration paid by the Company for the CRC Acquisition was approximately $182 million, including the repayment of existing debt of CRC and its subsidiaries.  The purchase price of the CRC Acquisition was funded by the proceeds of the Company’s offering of senior subordinated notes, which was completed in March 2001.

The assets acquired pursuant to the Merger and CRC Acquisition consist primarily of the Casino Rouge riverboat gaming facility in Baton Rouge, Louisiana, and a management contract for Casino Rama, a gaming facility located in Orillia Ontario, Canada.

The management contract expires July 31, 2011.  CHC Casinos Canada Limited (“CHC”), a wholly-owned subsidiary of the Company, operates Casino Rama in the Province of Ontario.  The Company derives all of its management service fee revenue from this agreement.  As of the date of the acquisition, the fair value of the management contract was $25.7 million.

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

4.             Excess of the Cost Over Fair Value of Net Assets Acquired (Goodwill) and Other Intangible Assets

For the year ended December 31, 2001, the Company recorded amortization of goodwill of $3.5 million.  Excluding amortization of goodwill, pro forma net income and diluted net income per share for the year ended December 31, 2001 would have been $26.2 million and $.82 per share, respectively.  Substantially all of the goodwill relates to the Company’s gaming operations.

At December 31, 2003, the Company had goodwill of $603.5 million, an increase of $443.0 million from the prior year.  The increase in goodwill is attributed to the Hollywood Casino Corporation acquisition (see Note 2).

As part of the CRC acquisition in April 2001, the Company acquired the management contract (the “Contract”) for Casino Rama.  This intangible asset is being amortized over its contractual life on the straight-line method through July 31, 2011, the expiration date of the Contract.  The gross carrying amount of the Contract is

$25.7 million and the accumulated amortization is $6.7 million as of December 31, 2003.  The average annual amortization expense for the remaining life of the Contract is approximately $2.5 million.

Amortization expense for the Contract totaled $1.7 million in 2001 and $2.5 million in 2002 and 2003, respectively.

5.             Long-term Debt

Long-term debt is as follows (in thousands):

December 31,	2002	2003
Senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company	$—	$399,700
$200 million 11 1/8% senior subordinated notes. These notes are general unsecured obligations of the Company	200,000	200,000
$175 million 8 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company	175,000	175,000
$200 million 6 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company	—	200,000
Hollywood Casino Shreveport non-recourse debt:
13% Shreveport First Mortgage Notes	—	150,000
13% Shreveport Senior Secured Notes, including bond premium of $686	—	39,686
Less: Bond valuation allowance	—	(70,348)
Capital leases	—	15,423
Other notes payable	18	7
	375,018	1,109,468
Less current maturities	18	124,979
	$375,000	$984,489

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2003 (in thousands):

2004	$124,979
2005	5,779
2006	5,909
2007	389,796
2008	202,290
Thereafter	380,715
Total minimum payments	$1,109,468

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

The notes are general unsecured obligations and are guaranteed on a senior subordinated basis by all of the Company’s current and future wholly-owned domestic subsidiaries.  The notes rank equally with the Company’s future senior subordinated debt and junior to its senior debt, including debt under the Company’s senior credit facility.  In addition, the notes will be effectively junior to any indebtedness of Penn’s non-U.S. subsidiaries or subsidiaries that do not guarantee the notes (“Unrestricted Subsidiaries”).

The 11 1/8% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  On July 30,

2001, the Company completed an offer to exchange the notes and guarantees for notes and guarantees registered under the Securities Act having substantially identical terms.

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

The 8 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s current and future wholly-owned domestic subsidiaries.  The 8 7/8% notes rank equally with the Company’s future senior subordinated debt and the 11 1/8% senior subordinated notes, and junior to its senior debt, including debt under the Company’s senior credit facility.  In addition, the 8 7/8% notes will be effectively junior to any indebtedness of Penn’s non-U.S. subsidiaries or Unrestricted Subsidiaries, none of which have guaranteed the 8 7/8% notes.

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

The 6 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by all of the Company’s current and future wholly-owned domestic subsidiaries.  The 6 7/8% notes rank equally with the Company’s future senior subordinated debt and junior to its senior debt, including debt under the Company’s senior credit facility.  In addition, the 6 7/8% notes will be effectively junior to any indebtedness of Penn’s non-U.S. Unrestricted Subsidiaries.

The 6 7/8% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act.

Hollywood Casino Shreveport Notes

Hollywood Casino Shreveport and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% senior secured notes due 2006 and $39 million aggregate principal amount of 13% first mortgage notes due 2006 (the “Hollywood Casino Shreveport Notes”).  Hollywood Casino Shreveport is a general partnership that owns the casino operations.  Shreveport Capital Corporation is a wholly-owned subsidiary of Hollywood Casino Shreveport formed solely for the purpose of being a co-issuer of the Hollywood Casino Shreveport Notes.

The Hollywood Casino Shreveport Notes are non-recourse to Penn and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc. (collectively the “Shreveport Entities”) and are secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

The bond valuation allowance of $70 million represents a purchase price adjustment to record the bonds at fair value upon the acquisition of the net assets of the Hollywood Casino Corporation.  The fair market value of the bonds was based on the fair value of the assets acquired at the date of acquisition.  No amortization expense has been recognized in the statement of operations subsequent to the date of acquisition since the future of the Hollywood Casino Shreveport property was uncertain and it was possible that the bonds would not mature to face value. (See Notes 2 and 15 for additional information).

The indentures governing the Hollywood Casino Shreveport Notes require the issuers to make an offer to purchase the Hollywood Casino Shreveport Notes at 101% of the principal amount thereof within 10 days of the occurrence of a “Change of Control” as defined in the indentures.  A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of our wholly-owned subsidiary with and into Hollywood Casino Corporation.  Hollywood Casino Shreveport determined that it did not have the liquidity to repurchase the Hollywood Casino Shreveport Notes at 101% of their principal amount.

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

Covenants

The terms of the Company’s senior secured credit facility and senior subordinated notes require the Company to satisfy certain financial covenants, including, but not limited to, leverage and fixed charges coverage ratios and limitations on indebtedness, liens, investments and capital expenditures.  Except for the defaults under the Hollywood Casino Shreveport notes, for which the Company (other than the Shreveport entities) is not liable, at December 31, 2003, we were in compliance with all required financial covenants.

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
$20,990

The Company leases land for use by Boomtown Biloxi.  The lease term is 99 years and is cancelable upon one year’s notice.  The lease called for an initial deposit by the Company of $2.0 million and for annual base lease rent payments of $2.0 million and percentage rent equal to 5.0% of adjusted gaming win (as defined in the lease) over $25.0 million and 6.0% of the amount by which the adjusted gaming win exceeds $50.0 million. For the years ended December 31, 2001, 2002 and 2003 the Company paid lease rent under this agreement of $3.6 million, $4.2 million, and $4.3 million respectively.

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

Employee Benefit Plans

The Company has profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, that cover all eligible employees who are not members of a bargaining unit.  The plans enable employees choosing to participate to defer a portion of their salary in a retirement fund to be administered by the Company.  The Company’s contributions to the plans are set at 50% of employees’ elective salary deferrals up to a maximum of 6% of employee compensation.  The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at the Charles Town Entertainment Complex.  The Company makes monthly contributions equal to the amount accrued for retirement expense, which is calculated as .25% of the daily mutual handle and .5% of the net video lottery revenues.  Total contributions to the plans for the years ended December 31, 2001, 2002 and 2003 were $1.8 million, $2.5 million and $2.8 million, respectively.

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

At the Charles Town Entertainment Complex, there is an agreement with the Charles Town horsemen that expires on June 30, 2004 and an agreement with the breeders that expires on June 30, 2004.  The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on December 31, 2004.

The Company’s agreement with the Pennsylvania Thoroughbred horsemen at Penn National Race Course expires on March 31, 2004.  The Company’s agreement with the Pennsylvania Harness horsemen at Pocono Downs expires on March 16, 2004.

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

If the Company fails to maintain agreements with the horsemen at a track, it will not be permitted to conduct live racing and export and import simulcasting at that track and where applicable, the OTWs.  In West Virginia, the Company will not be permitted to operate its gaming machines if it fails to maintain agreements with the Charles Town horsemen, pari-mutuel clerks and breeders.  In addition, the simulcasting agreements are subject to the horsemen’s approval.  If the Company fails to maintain necessary agreements, this failure could have a material adverse effect on its business, financial condition and results of operations.  Except for the closure of the facilities at Penn National Race Course and its OTWs from February 16, 1999 to March 24, 1999 due to a horsemen’s strike, and a few days at other times and locations, the Company has been able to maintain the necessary agreements.  There can be no assurance that the Company will be able to maintain the required agreements.

New Jersey Joint Venture

On January 28, 1999, the Company, along with its joint venture partner, Greenwood New Jersey, Inc. (“Greenwood”) purchased certain assets and assumed certain liabilities of Freehold Racing Association, Garden State Racetrack and related entities, in a transaction accounted for as a purchase. During 2001, Garden State Racetrack ceased operations.

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

The Company and Greenwood entered into a Debt Service Maintenance Agreement with a bank in which each joint venture partner has guaranteed up to 50% of a $23.0 million term loan to the joint venture.  The guarantee remains in effect for the life of the loan and is due to expire on September 30, 2004.   As of December 31, 2003, the outstanding balance on the loan to the joint venture amounted to $17.6 million of which the Company’s obligation under its guarantee of the term loan was limited to approximately $8.8 million. The Company’s investment in the joint venture is accounted for under the equity method. The original investment was recorded at cost and has been adjusted by the Company’s share of income of the joint venture and distributions received. The Company’s 50% share of the income of the joint venture is included in other income (expense) in the accompanying consolidated statements of income.

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

For income tax reporting, the Company has net operating loss carryforwards aggregating approximately $127.2 million available to reduce future state income taxes primarily for the Commonwealth of Pennsylvania as of December 31, 2003.  Due to Pennsylvania’s tax statute on annual net operating loss utilization limit, a substantial valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized.  If not used, substantially all the carryforwards will expire at various dates from December 31, 2006 to December 31, 2024.

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

9.             Shareholder’s Equity

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

Stock Split

The Board of Directors authorized a two-for-one stock split of the Company’s common stock on May 22, 2002 to shareholders of record on June 4, 2002.  The stock split was effective on June 25, 2002.  All references in the financial statements to number of shares and net income per share amounts of the Company’s common stock have been retroactively restated to reflect the increased number of common stock shares outstanding.

Shareholder Rights Plan

On May 20, 1998, the Board of Directors of the Company authorized and declared a dividend distribution of one Preferred Stock purchase right (the “Rights”) for each outstanding share of the Company’s common stock, par value $.01 per share (the “Common Shares”), payable to shareholders of record at the close of business on March 19, 1999.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a “Preferred Stock Fraction”), or a combination of securities and assets of equivalent value, at a purchase price of $20.00 per Preferred Stock Fraction (the “Purchase Price”), subject to adjustment.  The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) dated March 2, 1999 between the Company and Continental Stock Transfer and Trust Company as Rights Agent.  All terms not otherwise defined herein are used as defined in the Rights Agreement.

The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock (the “Stock Acquisition Date”), announces a tender or exchange offer that will result in such person or group acquiring 20% or more of the outstanding common stock or is a beneficial owner of a substantial amount of Common Shares (at least 10%) whose ownership may have a material adverse impact (“Adverse Person”) on the business or prospects of the Company.  The Company will be entitled to redeem the Rights at a price of $.01 per Right (payable in cash or stock) at any time until 10 days following the Stock Acquisition Date or the date on which a person has been determined to be an Adverse Person.  If the Company is involved in certain transactions after the Rights become exercisable, a Holder of Rights (other than Rights owned by a shareholder who has acquired 15% or more of the Company’s outstanding common stock or is determined to be an Adverse Person, which Rights become void) is entitled to buy a number of the acquiring company’s Common Shares or the Company’s common stock, as the case may be, having a market value of twice the exercise price of each Right.  A potential dilutive effect may exist upon the exercise of the Rights.  Until a Right is exercised, the holder will have no rights as a stockholder of the Company, including, without limitations, the right to vote as a stockholder or to receive dividends.  The Rights are not exercisable until the Distribution Date and will expire at the close of business on March 18, 2009, unless earlier redeemed or exchanged by the Company.

10.          Stock Based Compensation

In April 1994, the Company’s Board of Directors and shareholders adopted and approved the Stock Option Plan (the “1994 Plan”).  The 1994 Plan permits the grant of options to purchase up to 6,000,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only.  The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock.  The 1994 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify.  At December 31, 2003, there were 18,750 options available for future grants under the 1994 Plan.  Unless the Board of Directors terminates the 1994 Plan earlier, the 1994 Plan will terminate in April 2004.

On April 16, 2003, the Company’s Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”).  On May 22, 2003, the Company’s shareholders approved the 2003 Plan.  The 2003 Plan was effective June 1, 2003 and permits the grant of options to purchase Common Stock and other market-based and performance-based awards.  Up to 6,000,000 shares of Common Stock are available for awards under the 2003 Plan.  The 2003 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify.  The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options.  Unless this plan is extended, no awards shall be granted or exchanges effected under this plan after May 31, 2013.  At December 31, 2003, there were 5,545,000 options available for future grants under the 2003 Plan.

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

In addition, common stock options in the amount of 647,500 were issued to the Company’s Chairman outside of the 1994 Plan and the 2003 Plan.  600,000 shares were issued in 1996 and 47,500 shares were issued in 2003.  These options were issued at prices ranging from $8.82 to $15.90 per share and are exercisable through February 6, 2013.  During the year 2002, 600,000 of these options were exercised.

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

11.          Segment Information

The Company views each property as an operating segment.  The Company has aggregated its gaming properties that are economically similar, offer similar types of products and services (table games and/or slot machines), cater to the same types of customers (local patronage) and are heavily regulated into one reporting segment called gaming.  The Company has aggregated its racing properties that are economically similar, offer similar products and services (live and simulcast racing), cater to the similar types of customers (local patronage) and are similarly regulated into one reporting segment called racing.  The accounting policies for each segment are the same as those described in the

“Summary of Significant Accounting Policies.”  The table below presents information about reported segments (in thousands):

	Gaming(1)	Racing	Eliminations		Total
Year ended December 31, 2001

Revenue	$420,199	$98,713	$(1,775	)(2)	$517,137
Income from Operations	66,491	10,400			76,891
Depreciation and Amortization	28,072	4,021			32,093
Total Assets	1,092,400	90,014	(503,037	)(3)	679,377

Year ended December 31, 2002

Revenue	$555,886	$101,854	$(1,779	)(2)	$655,961
Income from Operations	92,647	9,528			102,175
Depreciation and Amortization	33,012	3,444			36,456
Total Assets	1,198,009	98,358	(530,887	)(3)	765,480

Year ended December 31, 2003
Revenue	$1,067,713	$96,894	$(1,612	)(2)	$1,162,995
Income from Operations	174,950	8,233			183,183
Depreciation and Amortization	64,041	3,446			67,487
Total Assets	2,716,800	98,109	(1,205,310	)(3)	1,609,599

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

13.          Related Party Transactions

Life Insurance Policies

The Company has paid premiums on life insurance policies (the “Policies”) on behalf of certain irrevocable trusts (the “Trusts”) created by the Company’s Chief Executive Officer (“CEO”).  The policies cover the CEO’s life and that of his spouse.  The Trusts are the owners and beneficiaries of the policies and are obligated to reimburse the Company for all premiums paid when the insurance matures or upon death.  To secure the Company’s interest in each of the Policies, the Trusts have executed a collateral assignment of each of the Policies to the Company.  As of December 31, 2003, the Company has recorded receivables from such trusts in the amount of $1,670,000.  The Company paid premiums of $238,000, $227,000, and $249,000 in 2001, 2002, and 2003, respectively.

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

14.          Subsidiary Guarantors

Under the terms of the senior subordinated notes, all of the Company’s domestic subsidiaries are guarantors under the agreement, except for Onward Development, LLC, an inactive subsidiary, HWCC-Argentina, Inc., an inactive subsidiary, HWCC-Louisiana, Inc., HWCC-Shreveport, Inc. HCS I, Inc, HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation and their respective subsidiaries, if any, (the “Subsidiary Non-Guarantors”).  The guarantees provided by our  subsidiaries are full and  unconditional, joint and several.  There are no significant restrictions in the indentures on the Company’s ability to obtain funds from its subsidiaries, except for the Subsidiary Non-Guarantors, by dividend or loan. However, we note that in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

The Company has not presented a condensed consolidating balance sheet as of December 31, 2002 or condensed consolidating statements of operations and cash flows for the years ended December 31, 2002 and 2001 because the balance sheet, income statement and cash flow amounts for the subsidiary non-guarantors were not material prior to the acquisition of Hollywood Casino Corporation.

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

15.          Subsequent Events

Bangor Historic Track

On January 6, 2004, the Company entered into an agreement with Shawn Scott and Capital Seven, LLC to purchase all of the shares of Bangor Historic Track, Inc. (“BHT”), the company that operates Bangor Raceway in Bangor, Maine.  In conjunction with the purchase agreement, the Company also secured an option to purchase the interests in Vernon Downs, which does business as Mid-State Raceway, a harness racing facility in Vernon, New York, controlled by an affiliate of Capital Seven, LLC.  Initially, the purchase agreement provided that the purchase price includes up front cash, progress and milestone payments and a final payment, subject to adjustment based on the final passage of gaming legislation.  The agreement also provided that the closing was subject to a number of conditions and contingencies, including gaming and other approvals.  The citizens of Bangor approved a local referendum authorizing the operation of slot machines at Bangor Raceway in June 2003.  On January 15, 2004, the Maine Harness Racing Commission (“MHRC”) issued an order providing that they would issue a conditional license to BHT if, among other things, the Company accelerated its purchase of BHT.  To do so, the Company amended its purchase agreement to provide for an accelerated closing without the payment of any additional funds and to provide for the payment of the balance of the purchase price over time if, as and when the various conditions and contingencies specified for such additional payments were satisfied.  In addition, the Company also provided for a put mechanism allowing it to dispose of its ownership interest under certain circumstances.  Upon exercise of the put, the shares would be transferred to a trustee who has been instructed to resell the shares for the benefit of the seller.  In such event, the seller will be entitled to keep any deposits paid or accrued through the date of the put.  On February 12, 2004, after the completion of the due diligence process, the Company decided not to exercise our option to purchase the interest in Vernon Downs.

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

Hollywood Casino Shreveport

On February 3, 2004, the Company’s indirect subsidiary, HCS I, Inc., the managing general partner of Hollywood Casino Shreveport (“HCS”), announced that its Board of Directors (the “Board”) has initiated a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex of HCS located in Shreveport, Louisiana. The announcement followed action by the Board authorizing HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee to oversee the sale process, consisting of the director who is not employed directly by Penn. The Board created the independent committee in the event that Penn seeks to participate as a bidder in the sale process. The Board took action after consultation with an ad hoc committee of holders of the Hollywood Casino Shreveport Notes.  Such notes are carried on the balance sheet at $119.3 million, reflecting the fair value of the assets acquired at the date of acquisition.  Although no formal agreement has been reached with the ad hoc committee regarding the sale process, HCS anticipates that it will consult with the ad hoc committee throughout the process. There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Hollywood Casino Shreveport Notes in full. HCS currently anticipates that any transaction would be effected through a federal bankruptcy proceeding. The Board also determined not to authorize HCS to make the February 1, 2004 interest payments, aggregating $12.3 million, due on the Hollywood Casino Shreveport Notes. As previously reported by HCS, the Hollywood Casino Shreveport Notes have been in default under the terms of their respective note indentures since May 2003, and accordingly are classified as current obligations at December 31, 2003.  The Hollywood Casino Shreveport Notes are non-recourse to the Company and its subsidiaries (other than HWCC-Louisiana, Inc., HWCC-Shreveport, Inc. HCS I, Inc, HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation).

Legal Proceedings

Louisiana.  In connection with the lease dispute involving the Casino Rouge property, in February 2004, the Company filed another motion for partial judgment on most of the remaining issues.  A hearing date has not yet been set.  Further litigation on the remaining issues is anticipated.

West Virginia.  As of February 22, 2004, the Company had resolved several cases in West Virginia in which punitive damages had been pled, paid out the settlement amounts in the first quarter of 2004 and is seeking reimbursement for these settlement amounts in the West Virginia Action.

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

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning directors is hereby incorporated by reference to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, or our 2004 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2002 and 2003

Consolidated Statements of Income for the years ended December 31, 2001, 2002 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2001, 2002 and 2003

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

PENN NATIONAL GAMING, INC.

Dated:	July 23, 2004	By:	/s/ Peter M. Carlino
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

Signature	Title	Date

/s/ Peter M. Carlino	Chairman of the Board, Chief Executive	July 23	, 2004
Peter M. Carlino	Officer and Director (Principal
Executive Officer)

/s/ Kevin DeSanctis	President and Chief Operating Officer	July 23	, 2004
Kevin DeSanctis

/s/ William J. Clifford	Senior Vice President Finance and Chief	July 23	, 2004
William J. Clifford	Financial Officer (Principal Financial
Officer)

/s/ Robert S. Ippolito	Vice President, Secretary and Treasurer	July 23	, 2004
Robert S. Ippolito	(Principal Accounting Officer)

*	Director	July 23	, 2004
Harold Cramer

*	Director	July 23	, 2004
David A. Handler

*	Director	July 23	, 2004
John M. Jacquemin

*	Director	July 23	, 2004
Robert P. Levy

Director
Barbara Z. Shattuck

* By:	/s/ Robert S. Ippolito
Robert S. Ippolito
Attorney-in-fact

EXHIBIT INDEX

Exhibit	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of August 7, 2002, by and among Hollywood Casino Corporation, Penn National Gaming, Inc. and P Acquisition Corp.  (Incorporated by reference to the Company’s current report on Form 8-K, dated August 7, 2002).

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

3.5	Amended and Restated Bylaws of Penn National Gaming, Inc. (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Specimen copy of Common Stock Certificate (Incorporated by reference to Exhibit 3.6 of Penn National Gaming Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).

4.2

Rights Agreement dated as of March 2, 1999, between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company.  (Incorporated by reference to the Company’s current report on Form 8-K, dated March 17, 1999).

4.3

Indenture dated as of March 12, 2001 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the Series A and Series B 11 1/8 % Senior Subordinated Notes due 2008.  (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.4	Form of Penn National Gaming, Inc. Series A 11 1/8 % Senior Subordinated Note due 2008. (Included as Exhibit A to Exhibit 4.3).

4.5	Form of Penn National Gaming, Inc. Series B 11 1/8% Senior Subordinated Note due 2008. (Included as Exhibit A to Exhibit 4.3).

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

Exhibit	Description of Exhibit

4.8

Indenture dated as of February 28, 2002 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8 7/8 % Senior Subordinated Notes due 2010.  (Incorporated by reference to the Company’s registration statement on Form S-3, File #333-63780, dated June 25, 2001).

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

4.15

Indenture among Hollywood Casino Shreveport and Shreveport Capital Corporation (“SCC”) as Co-Issuers, and HWCC-Louisiana, Inc. (“HCL”), HCS I, Inc. and HCS II, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, dated as of August 10, 1999.  (Incorporated by reference to exhibit 4.1 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).

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

Exhibit	Description of Exhibit

4.20

First Amendment to Cash Collateral and Disbursement Agreement dated January 1, 2000 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company and State Street Bank and Trust Company.  (Incorporated by reference to exhibit 4.24 of Hollywood Casino Shreveport’s annual report on Form 10-K for the fiscal year ended December 31, 1999, File #333-88679).

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

4.23

Security Agreement - Vessel Construction dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee.  (Incorporated by reference to exhibit 4.9 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).

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

4.27

Indenture among Hollywood Casino Shreveport and SCC as Issuers and State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001.  (Incorporated by reference to exhibit 4.1 of Hollywood Casino Shreveport’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, File #333-88679).

4.28

Collateral Assignment of Contracts and Documents dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee.  (Incorporated by reference to exhibit 4.3 of Hollywood Casino Shreveport’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, File #333-88679).

4.29

Security Agreement dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee.  (Incorporated by reference to exhibit 4.4 of Hollywood Casino Shreveport’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, File #333-88679).

4.30

Security Agreement dated June 15, 2001 made by SCC to State Street Bank and Trust Company, as Trustee.  (Incorporated by reference to exhibit 4.5 of Hollywood Casino Shreveport’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001, File #333-88679).

Exhibit	Description of Exhibit

4.31

Preferred Ship Mortgage made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, on Hollywood Dreams Official No. 1099497 dated as of June 15, 2001. (Incorporated by reference to exhibit 4.6 of Hollywood Casino Shreveport’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, File #333-88679).

4.32

Mortgage, Leasehold Mortgage and Assignments of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001.  (Incorporated by reference to exhibit 4.7 of Hollywood Casino Shreveport’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, File #333-88679).

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

10.2#

Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan.  (Incorporated by reference to Appendix A of Penn National Gaming, Inc.’s Proxy Statement dated April 22, 2003 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended).

10.3#

Employment Agreement dated April 12, 1994 between Penn National Gaming, Inc. and Peter M. Carlino.  (Incorporated by reference to the Company’s registration statement on Form S-1, File #33-77758, dated May 26, 1994).

10.4#

Amendment to Employment Agreement dated June 1, 1999, between Penn National Gaming, Inc. and Peter M. Carlino.  (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999).

10.5#

Employment Agreement dated April 12, 1994 between Penn National Gaming, Inc. and Robert S. Ippolito.  (Incorporated by reference to the Company’s registration statement on Form S-1, File #33-77758, dated May 26, 1994).

10.6#

Amendment to Employment Agreement dated June 1, 1999, between Penn National Gaming, Inc. and Robert S. Ippolito.  (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999).

10.7#

Employment Agreement dated February 2001 between Penn National Gaming, Inc. and Kevin DeSanctis.  (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001).

10.8#

Employment Agreement dated July 30, 2001 between Penn National Gaming, Inc. and William Clifford.  (Incorporated by referenced to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001).

10.9#

Employment Agreement dated September 3, 2002 between Penn National Gaming, Inc. and Jordan B. Savitch.  (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002).

10.10#

Employment Agreement dated June 10, 2003 between Penn National Gaming, Inc. and Leonard DeAngelo.  (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit	Description of Exhibit

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

10.13

Agreement dated September 1, 1995 between Mountainview Thoroughbred Racing Association and Pennsylvania National Turf Club, Inc. and Sports Arena Employees’ Union Local 137 (non-primary location).  (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1995, File # 000-24206).

10.14

Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO.  (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000).

10.15

Agreement dated October 2, 1996 between Pennsylvania National Turf Club, Inc., Mountainview Racing Association and Sports Arena Employees’ Union Local No. 137 (Primary Location).  (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1997).

10.16

Live Racing Agreement dated March 23, 1999 among Pennsylvania National Turf Club, Inc., Mountainview Thoroughbred Racing Association and Pennsylvania Horsemen’s Benevolent and Protection Association, Inc.  (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1998).

10.16(a)*

Amendment dated December 30, 2003 to Live Racing Agreement among Pennsylvania National Turf Club, Inc., Mountainview Thoroughbred Racing Association and Pennsylvania Horsemen’s Benevolent and Protection Association, Inc.

10.17

Harness Horsemen agreement effective January 16, 2003, between The Downs Racing, Inc., and the Pennsylvania Harness Horsemen’s Association, Inc.  (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002).

10.17(a)*	Amendment dated February 15, 2004 to Harness Horsemen agreement between The Downs Racing, Inc., and the Pennsylvania Harness Horsemen’s Association, Inc.

10.18

Agreement dated May 7, 1997, betweenPNGI Charles Town Gaming, LLC and Charles Town H.B.P.A., Inc.  (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002).

10.18(a)

Thoroughbred Horsemen letter dated February 24, 2000, between PNGI Charles Town Gaming, LLC and the Charles Town Thoroughbred Horsemen.  (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1999).

10.18(b)

Amendment dated December 20, 2002 toAgreement betweenPNGI Charles Town Gaming, LLC and Charles Town H.B.P.A., Inc.  (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002).

10.18(c)*	Amendment dated February 27, 2004 to Agreement betweenPNGI Charles Town Gaming, LLC and Charlestown H.B.P.A., Inc.

Exhibit	Description of Exhibit

10.19*

Credit Agreement, dated March 3, 2003, as amended and restated as of December 5, 2003, among Penn National Gaming, Inc., Bear Stearns & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns Corporate Lending Inc., Socìete Generale, Credit Lyonnais New York Branch and the lenders party thereto.

10.20

Ground Lease dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant.  (Incorporated by reference to exhibit 10.4 of HWCC-Tunica, Inc.’s registration statement on Form S-1, File #33-82182, dated August 1, 1994).

10.21

Letter Agreement dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant (relating to Ground Lease).  (Incorporated by reference to exhibit 10.5 of HWCC-Tunica, Inc.’s registration statement on Form S-1, File #33-82182, dated August 1, 1994).

10.22

Assignment of Lease and Assumption Agreement dated as of May 31, 1994 between SRCT and STP (relating to Ground Lease).  (Incorporated by reference to exhibit 10.7 of HWCC-Tunica, Inc.’s registration statement on Form S-1, File #33-82182, dated August 1, 1994).

10.23

Manager Subordination Agreement, dated as of August 10, 1999, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport.  (Incorporated by reference to exhibit 10.3 of Amendment No. 1 to Hollywood Casino Corporation’s registration statement on Form S-4, File #333-83081, filed August 13, 1999).

10.24

Ground Lease, dated May 19, 1999, by and between the City of Shreveport, Louisiana and QNOV.  (Incorporated by reference to exhibit 10.13 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).

10.25

Manager Subordination Agreement, dated as of June 15, 2001, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport.  (Incorporated by reference to exhibit 10.1 of Hollywood Casino Shreveport’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, File #333-88679).

10.26#*	Penn National Gaming, Inc. Nonqualified Stock Option granted to Peter M. Carlino, dated February 6, 2003.

10.27

Ground Lease, dated October 19, 1993, between Raphael Skrmetta as Landlord and Mississippi-I Gaming, L.P. as Tenant.  (Incorporated by reference to Exhibit 10.33 of Pinnacle Entertainment, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 1997, File #000-10619).

10.27(a)

First Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi-I Gaming, L.P. (Incorporated by reference to Exhibit 10.34 of Pinnacle Entertainment, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 1997, File #000-10619).

10.27(b)

Second Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi-I Gaming, L.P. (Incorporated by reference to Exhibit 10.35 of Pinnacle Entertainment, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 1997, File #000-10619).

14.1*	Penn National Gaming, Inc. Code of Business Conduct.

21.1*	Subsidiaries of the Registrant.

Exhibit	Description of Exhibit

23.1**	Consent of BDO Seidman, LLP.

24.1*	Power of attorney (included on the signature page to this Form 10-K report).

31.1**	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2**	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Description of Governmental Regulation.

#  Compensation plans and arrangements for executives and others.

*  Filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.

**  Filed herewith.