Form 10-Q/A
period 2004-03-31
PENN NATIONAL GAMING INC
filed 2004-07-23
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Penn National Gaming, Inc. and Subsidiaries Consolidated Balance Sheets December 31, 2003 and March 31, 2004 (unaudited)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Income (unaudited)Three months Ended March 31, 2003 and 2004	2
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Shareholders’ Equity and Comprehensive Income(unaudited)Three months Ended March 31, 2004	3
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) Three months Ended March 31, 2003 and 2004	4
Notes to Consolidated Financial Statements	5
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4. CONTROLS AND PROCEDURES	24
PART II. OTHER INFORMATION	24
ITEM 1. LEGAL PROCEEDINGS	24
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	24
ITEM 5. OTHER INFORMATION	25
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	26

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004 is being filed solely for the purpose of responding to comments of the staff of the Securities and Exchange Commission.  In order to preserve the nature and character of the disclosures as originally filed, except to address the comments of the Securities and Exchange Commission staff, no attempt has been made in this Amendment No. 1 to modify or update disclosures as presented in our Quarterly Report on Form 10-Q for the period ended March 31, 2004 for events that occurred subsequent to its original filing on May 10, 2004.  Accordingly, this Amendment No. 1 should be read in conjunction with our subsequent filings with the Securities and Exchange Commission.  None of these corrections change our previously reported net revenues, income from operations, net income, income per share or cash flows for the periods included, nor result in a restatement of our financial position or results of operations.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2003	March 31, 2004
		(unaudited)
Current assets:
Cash and cash equivalents	$106,969	$118,361
Receivables, net of allowance for doubtful accounts of $2,791 and $4,421, respectively	28,304	30,346
Prepaid income taxes	7,593	6,434
Prepaid expenses and other current assets	29,592	29,861
Deferred income taxes	17,285	17,477
Total current assets	189,743	202,479

Net property and equipment, at cost	740,507	734,107

Other assets:
Investment in and advances to unconsolidated affiliate	17,187	14,535
Excess of cost over fair market value of net assets acquired	603,470	604,982
Management service contract (net of amortization of $6,719 and $7,347, respectively)	19,027	18,399
Deferred financing costs, net	28,214	27,388
Miscellaneous	11,451	20,891
Total other assets	679,349	686,195
	$1,609,599	$1,622,781
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$124,979	$124,736
Accounts payable	28,155	21,331
Accrued Liabilities:
Expenses	46,117	51,383
Interest	36,516	38,446
Salaries and wages	29,925	23,125
Gaming, pari-mutuel, property and other taxes	11,624	20,948
Income taxes payable	—	7,397
Other current liabilities	9,722	13,308
Total current liabilities	287,038	300,674

Long term liabilities:
Long-term debt, net of current maturities	984,489	963,429
Deferred income taxes	27,791	28,850
Other liabilities	403	434
Total long-term liabilities	1,012,683	992,713

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—
Common stock, $.01 par value, 200,000,000 shares authorized; shares issued 40,621,350 and 40,839,350, respectively	409	411
Treasury stock, at cost 849,400 shares	(2,379)	(2,379)
Additional paid-in capital	162,442	165,372
Retained earnings	148,055	165,842
Accumulated other comprehensive income	1,351	148
Total shareholders’ equity	309,878	329,394
	$1,609,599	$1,622,781

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2004
Revenues
Gaming	$183,984	$283,808
Racing	20,513	19,713
Management service fee	2,699	3,458
Food, beverage and other revenue	29,675	46,047
Gross revenues	236,871	353,026
Less: Promotional allowances	(11,737)	(22,255)
Net revenues	225,134	330,771

Operating Expenses
Gaming	100,962	154,050
Racing	15,244	14,480
Food, beverage and other expenses	21,231	33,265
General and administrative	36,065	55,416
Depreciation and amortization	12,829	19,266
Total operating expenses	186,331	276,477

Income from operations	38,803	54,294

Other income (expenses)
Interest expense	(16,352)	(25,698)
Interest income	434	389
Earnings from joint venture	588	460
Other	(104)	(1,078)
Loss on change in fair values of interest rate swaps	(527)	—
Loss on early extinguishment of debt	(1,310)	—
Total other expenses	(17,271)	(25,927)

Income before income taxes	21,532	28,367
Taxes on income	8,345	10,580
Net income	$13,187	$17,787

Per share data
Basic net income	$.34	$.45

Diluted net income	$.33	$.43

Weighted shares outstanding
Basic	39,219	39,859
Diluted	40,280	41,112

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Unaudited)
(In thousands, except share data)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total	Income
Balance, December 31, 2003	40,621,350	$409	$(2,379)	$162,442	$148,055	$1,351	$309,878	$—
Exercise of stock options including tax benefit of $1,707	218,000	2	—	2,930	—	—	2,932	—
Change in fair value of interest rate swap contracts, net of income tax benefit of $766	—	—	—	—	—	(1,191)	(1,191)	(1,191)
Amortization of interest rate swap agreement, net of income taxes of $23	—	—	—	—	—	39	39	—
Foreign currency translation adjustment	—	—	—	—	—	(51)	(51)	(51)
Net income for the period	—	—	—	—	17,787	—	17,787	17,787
Balance, March 31, 2004	40,839,350	$411	$(2,379)	$165,372	$165,842	$148	$329,394	$16,545

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities
Net income	$13,187	$17,787
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	12,829	19,266
Amortization of deferred financing costs charged to interest expense	707	1,360
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense	373	39
Loss on disposal of fixed assets	830	679
Earnings from joint venture	(588)	(460)
Loss relating to early extinguishment of debt	1,310	—
Deferred income taxes	2,319	867
Tax benefit from stock options exercised	342	1,707
Loss on change in value of interest rate swap contracts	527
Decrease (increase), net of businesses acquired in:
Receivables	2,219	(2,773)
Prepaid expenses and other current assets	(11,462)	(4,329)
Prepaid income taxes	6,415	1,159
Miscellaneous other assets	10,096	(6,119)
Increase (decrease), net of businesses acquired in:
Accounts payable	21,649	(6,824)
Accrued liabilities	(9,384)	(756)
Gaming, pari-mutuel, property and other taxes	2,760	9,321
Income taxes payable	5,678	7,400
Other current and non-current liabilities	(1,010)	3,617
Net cash provided by operating activities	58,797	41,941

Cash flows from investing activities
Expenditures for property and equipment	(9,950)	(13,107)
Payments to terminate interest rate swap contract	(1,902)
Proceeds from sale of property and equipment	62	105
Acquisition of business, net of cash acquired	(264,081)
Cash in escrow	(401,612)
Distributions from joint venture		3,112
Net cash (used in) investing activities	(677,483)	(9,890)

Cash flows from financing activities
Proceeds from exercise of options	321	1,229
Proceeds from credit facility	700,000
Principal payments on long-term debt		(21,303)
(Increase) in unamortized financing cost	(18,829)	(534)
Net cash provided by (used in) financing activities	681,492	(20,608)
Effect of exchange rate fluctuations on cash	125	(51)
Net increase in cash and cash equivalents	62,931	11,392
Cash and cash equivalents, at beginning of period	55,121	106,969
Cash and cash equivalents, at end of period	$118,052	$118,361

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

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company’s December 31, 2003 annual consolidated financial statements filed on Form 10-K, as amended.

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

	Three Months Ended March 31,
	2003	2004
	(In thousands)
Weighted average number of shares outstanding–Basic earnings per share	39,219	39,859
Dilutive effect of stock options	1,061	1,253
Weighted average number of shares outstanding–Diluted earnings per share	40,280	41,112

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

7.                                      Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2003	2004
	(In thousands)
Cash payments of interest	$23,493	$24,317
Cash payments of income taxes	$—	$—

Acquisitions: Hollywood Casino Corporation Acquisition
Cash Paid	$397,948	$—
Fair value of assets acquired, including cash acquired of $133,867 in 2003	$976,245	$—
Fair value of liabilities assumed	$578,297	$—

8.                                      Long-term Debt

Long-term debt is as follows (in thousands):

	December 31, 2003	March 31, 2004
Senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company	$399,700	$378,700
$200 million 11 1/8% senior subordinated notes. These notes are general unsecured obligations of the Company	200,000	200,000
$175 million 8 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company	175,000	175,000
$200 million 6 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company	200,000	200,000
Hollywood Casino Shreveport non-recourse debt
13% Shreveport First Mortgage Notes	150,000	150,000
13% Shreveport Senior Secured Notes, including bond premium of $686 and $623, respectively	39,686	39,623
Less: Bond valuation allowance	(70,348)	(70,348)
Capital leases	15,423	15,190
Other notes payable	7	—
	1,109,468	1,088,165
Less: current maturities	124,979	124,736
	$984,489	$963,429

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2004 (in thousands):

2004 (9 months)	$123,518
2005	5,591
2006	5,709
2007	370,346
2008	202,288
2009	2,015
Thereafter	378,698
Total minimum payments	$1,088,165

At March 31, 2004, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $7.8 million.

The senior secured credit facility requires the Company, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios. In addition, the senior secured credit facility restricts, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. The terms of the senior subordinated notes contain similar restrictions. Except for the defaults under the Hollywood Casino Shreveport notes, for which the Company (other than the Shreveport entities) is not liable, at March 31, 2004, we were in compliance with all required financial covenants.

9.                                      Segment Information

The Company views each property as an operating segment.  The Company has aggregated its gaming properties that are economically similar, offer similar types of products and services (table games and/or slot machines), cater to the same types of customers (local patronage) and are heavily regulated into one reporting segment called gaming.  The Company has aggregated its racing properties that are economically similar, offer similar products and services (live and simulcast racing), cater to the similar types of customers (local patronage) and are similarly regulated into one reporting segment called racing.  The accounting policies for each segment are the same as those described in the “Summary of Significant Accounting Policies” section of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

The table below presents information about reported segments (in thousands):

As of and for the three months ended March 31, 2004	Gaming	Racing	Eliminations		Total
Revenue	$308,576	$22,511	$(316	)(2)	$330,771
Income from operations	52,681	1,613	—		54,294
Depreciation and Amortization	18,484	782	—		19,266
Total Assets	2,720,753	100,959	(1,198,931	)(3)	1,622,781

As of and for the three months ended March 31, 2003	Gaming(1)	Racing	Eliminations		Total
Revenue	$202,079	$23,402	$(347	)(2)	$225,134
Income from operations	36,752	2,051	—		38,803
Depreciation and Amortization	11,987	842	—		12,829
Total Assets	3,183,971	99,211	(1,223,835	)(3)	2,059,347

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

11.                               Subsidiary Guarantors

Under the terms of the senior subordinated notes, all of the Company’s domestic subsidiaries are guarantors under the agreement, except for Onward Development, LLC, an inactive subsidiary, HWCC-Argentina, Inc., an inactive subsidiary, HWCC-Louisiana, Inc., HWCC-Shreveport, Inc. HCS I, Inc, HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation and their respective subsidiaries (the “Subsidiary Non-Guarantors”).  The guarantees provided by our  subsidiaries are full and unconditional, joint and several.  There are no significant restrictions in the indentures on the Company’s ability to obtain funds from its subsidiaries, except for the Subsidiary Non-Guarantors, by dividend or loan. However, we note that in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

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

The results of operations by segment and property level for the three months ended March 31, 2003 and 2004 are summarized below (in thousands):

	Revenues(1)		Income from operations
	2003	2004	2003	2004
Gaming Segment
Charles Town Entertainment Complex	$70,483	$94,052	$15,192	$20,272
Hollywood Casino Aurora (2)	24,791	58,869	6,571	14,608
Casino Rouge	29,070	28,455	7,518	7,301
Casino Magic-Bay St. Louis	26,665	28,601	3,491	3,853
Hollywood Casino Tunica (2)	10,548	30,888	1,640	5,215
Boomtown Biloxi	18,917	19,595	3,011	2,951
Hollywood Casino Shreveport (2)	12,710	36,901	1,988	1,390
Bullwhackers	6,196	7,757	194	810
Casino Rama Management Contract	2,699	3,458	2,494	3,200
Corporate overhead	—	—	(5,347)	(6,919)
Total Gaming Segment	202,079	308,576	36,752	52,681
Racing Segment
Pennsylvania Racing Operations	23,402	22,511	2,051	1,613

Corporate eliminations (3)	(347)	(316)	—	—
Total	$225,134	$330,771	$38,803	$54,294

(1)                                  Net revenues are net of promotional allowances.

(2)                                  Reflects results since March 3, 2003 acquisition.

(3)                                  Primarily reflects intracompany transactions related to import/export simulcast wagering.

Revenues

Net revenues, three months ended March 31, 2004

	Gaming	Racing	Eliminations	Total
Gaming	$283,808	$—	$—	$283,808
Racing	—	20,029	(316)	19,713
Management Service fee	3,458	—	—	3,458
Food, beverage and other revenue	43,553	2,494	—	46,047
Gross revenue	330,819	22,523	(316)	353,026
Less: Promotional allowances	(22,243)	(12)	—	(22,255)
Net revenues.	$308,576	$22,511	$(316)	$330,771

Net revenues, three months ended March 31, 2003

	Gaming	Racing	Eliminations	Total
Gaming	$183,984	$—	$—	$183,984
Racing	—	20,860	(347)	20,513
Management Service fee	2,699	—	—	2,699
Food, beverage and other revenue	27,120	2,555	—	29,675
Gross revenue	213,803	23,415	(347)	236,871
Less: Promotional allowances	(11,724)	(13)	—	(11,737)
Net revenues.	$202,079	$23,402	$(347)	$225,134

Net revenues for the three month period ended March 31, 2004 increased by $105.6 million, or 46.9%, to $330.7 million from $225.1 million in 2003. The three new Hollywood Casino properties contributed $78.6 million of the increase in revenue.  The increase for the Hollywood Casino properties was a result of comparing a three month period of operations in 2004 to a one month period of operations in 2003. For the properties we owned prior to the acquisition of the Hollywood Casino properties, revenues increased by $27.0 million, or 15.3%.  The properties with the largest revenue gains this quarter were Charles Town Entertainment Complex with a net revenue increase of $23.6 million, Casino Magic-Bay St. Louis with an increase of $1.9 million and Bullwhackers Casinos with an increase of $1.6 million.

Gaming Revenues

Gaming revenue increased in 2004 by $99.8 million, or 54.2%, to $283.8 million from $184.0 million in 2003.  The three Hollywood Casino properties contributed $74.3 million of the increase and the properties we owned prior to the acquisition contributed $25.5 million.  Of this total, Charles Town Entertainment Complex increased gaming revenue by $22.3 million or 35.1% over the same period last year due to the opening of an additional 38,000 square feet of gaming space with 700 new slot machines in July of 2003. The average number of gaming machines in play increased to 3,500 in 2004 from 2,710 in 2003 with the average win per machine increasing to $271 from $261 per day.  At Casino-Magic-Bay St. Louis, gaming revenue increased by $1.8 million or 7.8%.  The primary driver in the revenue increase was a higher occupancy rate at the 291-room Bay Tower Hotel and Conference Center.  The occupancy rate for the three months ended March 31, 2004 was 87.3% compared to 72.6% in 2003 and was the result of a marketing program that focused on better utilization of the hotel and increased play on the gaming floor.  Gaming revenue at Bullwhackers increased by $1.4 million, or 22.4%, due to the introduction of penny machines that were part of the facility renovations completed in 2003 and a more aggressive marketing program that is focused on the “locals” market.

Management service fees from Casino Rama increased by $.8 million, or 29.6%, to $3.5 million from $2.7 million in 2003.  The increase in management service fees is a result of mild winter weather and marketing programs that focus on trip generation, recent visitors, the hotel and convention center and the concert program.  These programs have increased attendance, hotel occupancy and slot play in the casino.

Food, beverage and other revenue increased in 2004 by $16.5 million, or 60.9%, to $43.6 million from $27.1 million in 2003.  The three new Hollywood Casino properties contributed $14.1 million of the increase and the properties we owned prior to the acquisition contributed $2.4 million.  Charles Town increased its food, beverage and other revenue by $1.0 million as a result of the increased attendance that added $.6 million in food and beverage revenue and $.4 million in revenue from retail operations and other ancillary services.  At Casino Magic-Bay St. Louis, food, beverage and other revenue, including hotel revenues, increased by $.6 million as a result of the marketing programs that were implemented to increase hotel occupancy and feature our dining outlets.

Promotional allowances increased in 2004 by $10.6 million to $22.3 million from $11.7 million in 2003.  The three new Hollywood Casino properties accounted for $9.8 million of the increase and the properties we owned prior to the acquisition increased by $.8 million.  Of the $.8 million, approximately $.4 million of the increase was attributed to Charles Town because of the expansion of the facility and $4 million was attributable to the marketing of the hotel and convention center at Casino Magic-Bay St. Louis.

Racing Revenues

Racing revenues at our Pennsylvania facilities decreased in 2004 by $.9 million, or 4.3%, to $20.0 million from $20.9 million in 2003.  Adverse winter weather conditions were a factor as we had a number of race day cancellations and lower attendance on a number of other days.

There was no significant changes in food, beverage and other revenues at our racing properties.

Operating Expenses

Operating expenses, three months ended March 31, 2004

	Gaming	Racing	Eliminations	Total
Gaming	$154,050	$—	$—	$154,050
Racing	—	14,796	(316)	14,480
Food, beverage and other expenses	31,554	1,711	—	33,265
General and administrative	52,066	3,350	—	55,416
Depreciation and amortization	18,484	782	—	19,266
Total operating expenses	$256,154	$20,639	$(316)	$276,477

Operating expenses, three months ended March 31, 2003

	Gaming	Racing	Eliminations	Total
Gaming	$100,962	$—	$—	$100,962
Racing	—	15,591	(347)	15,244
Food, beverage and other expenses	19,503	1,728	—	21,231
General and administrative	33,122	2,943	—	36,065
Depreciation and amortization	11,969	860	—	12,829
Total operating expenses	$165,556	$21,122	$(347)	$186,331

Operating expenses for the three month period ended March 31, 2004 increased by $90.1 million, or 48.4%, to $276.4 million from $186.3 million in 2003. The three new Hollywood Casino properties were responsible for $67.6 million of the increase in operating expenses. The increase was a result of comparing a three month period of operations in 2004 to a one month period of operations in 2003. For the properties we owned prior to the acquisition of the Hollywood Casino properties, expenses increased by $22.8 million, or 15.1%.   Our largest increases in operating expenses occurred at Charles Town, Casino Magic-Bay St. Louis and Bullwhackers Casino.

Gaming operating expenses

Gaming expenses increased in 2004 by $53.0 million, or 52.5%, to $154.0 million from $101.0 million in 2003.  The three Hollywood Casino properties accounted for $37.9 million of the increase and the properties we owned prior to the acquisition increased by $15.1 million.  At the Charles Town Entertainment Complex, gaming expenses increased by $13.7 million, or 34.1%, over the same period from last year due to the opening of an additional 38,000 square feet of gaming space with 700 new slot machines in July of 2003.  At Casino Magic—Bay St. Louis, gaming expenses increased by $1.4 million and included higher gaming taxes and slot machine participation fees that increased with revenues and higher marketing expenses for entertainment and players’ club promotions.  Gaming expenses at Bullwhackers increased by $1.0 million or 30.7%, primarily as a result of the higher gaming taxes associated with higher revenues and increased marketing expenses for advertising and players’ club promotions.

Food, beverage and other expenses increased in 2004 by $12.1 million to $31.6 million from $19.5 million in 2003.  The three Hollywood Casino properties accounted for $10.9 million of the increase and the properties we owned prior to the acquisition increased by $1.2 million.  Most of the increase occurred at Charles Town which had significant gains in attendance during the period compared to last year as a result of the gaming space expansion in July of 2003 and had increased staffing costs to properly service our customers and increased cost of sales due to increased food and beverage revenues.

General and administrative expenses increased by $19.0 million to $52.1 million in 2004 from $33.1 million in 2003. The addition of the three Hollywood properties increased general and administrative expenses by $14.1 million, the properties we owned prior to acquisition had an increase in general and administrative expenses of $3.3 million and corporate overhead increased by $1.6 million.  General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit.  At the properties, general and administrative expenses increased at Charles Town by $2.9 million primarily as a result of the expansion project that added new gaming space.  The other properties did not have any significant changes in these expenses.  Corporate overhead expenses increased by $1.6 million for the three months ended March 31, 2004 as compared to 2003. We continue to incur expenses for lobbying and site development expenses in connection with Pennsylvania slot legislation and Maine slot legislation.  Other corporate expenses such as payroll and employee benefits, legal, outside services and travel have increased as a result of the Hollywood Casino acquisition in March of 2003.  Notably, our corporate overhead as a percentage of our net revenues has decreased to 2.1% in 2004 compared to 2.4% in 2003.

Depreciation and amortization expense increased by $6.5 million, or 54.2%, to $18.5 million in 2004 from $12.0 million in 2003. The addition of the Hollywood Casino properties increased depreciation and amortization expense by $4.6 million. The remaining increase of $1.9 million was primarily a result of the expansion at Charles Town for additional gaming space and the parking structure, the hotel complex at Casino Magic-Bay St. Louis and the purchase of new slot machines at many of our properties.

Racing operating expenses

Racing expenses at our Pennsylvania facilities decreased in 2004 by $.8 million, or .5%, to $14.8 million from $15.6 million in 2003.  Expenses that have a direct relationship to racing revenue such as purse expense, pari-mutuel taxes, simulcast fees and totalisator expense all decreased with the decrease in racing revenues.

Other racing related expenses such as food, beverage and other expenses, general and administrative expenses and depreciation expenses decreased slightly or have remained at the same levels as the prior period.

Income from operations

Operating income increased by $15.5 million, or 39.9%, to $54.3 million for the three months ended March 31, 2004 from $38.8 million in 2003.  The increase was all generated by our gaming properties.  The primary drivers, as discussed above, in the growth of income from operations were the three Hollywood Casino properties, which accounted for $11.2 million of the increase, and Charles Town, which accounted for $3.4 million.

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

Capital Expenditures

Capital expenditures are budgeted and accounted for as either capital project or capital maintenance (replacement) expenditures.  Capital project expenditures are for fixed asset additions that expand an existing facility.  Capital maintenance (replacement) expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or it is no longer cost effective to repair.

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

Debt

— Senior Secured Credit Facility

At March 31, 2004, we had an outstanding balance of $378.7 million on the Term Loan D facility and $92.2 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $7.8 million. The weighted average interest rate on the Term D facility is 3.63% at March 31, 2004, excluding swaps and deferred finance fees.

— Hollywood Casino Shreveport Notes

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

—Covenants

Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios. In addition, our senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. The terms of our senior subordinated notes contain similar restrictions. Except for the defaults under the Hollywood Casino Shreveport notes, for which the Company (other than the Shreveport entities) is not liable, at March 31, 2004, we were in compliance with all required financial covenants.

Commitments and Contingencies

—Contractual Cash Obligations

The following table presents our contractual cash obligations as of March 31, 2004:

					2009 and After
			Payments Due By Period
	Total	2004	2005 - 2006	2007 – 2008
	(In thousands)
Senior secured credit facility(1)	$378,700	$2,847	$7,594	$368,259	$—
11 1/8% senior subordinated notes due 2008(2)
Principal	200,000	—	—	200,000	—
Interest	89,000	11,125	44,500	33,375	—
8 7/8% senior subordinated notes due 2010(3)
Principal	175,000	—	—	—	175,000
Interest	93,188	7,766	31,063	31,062	23,297
6 7/8% senior subordinated notes due 2011(4)
Principal	200,000	—	—	—	200,000
Interest	109,885	13,635	27,500	27,500	41,250
13% Hollywood Casino Shreveport notes(5)
Principal	189,000	189,000	—	—	—
Interest	18,468	18,468	—	—	—
Purchase obligations	14,242	10,062	3,172	975	33
Construction commitments	10,085	10,085	—	—	—
Capital Leases	15,190	1,392	3,695	4,375	5,728
Operating Leases	23,947	6,156	6,416	3,287	8,088
Total	$1,516,705	$270,536	$123,940	$668,833	$453,396

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

—Other Commercial Commitments

The following table presents our material commercial commitments as of March 31, 2004 for the following future periods:

	Total Amounts Committed	Amount of Commitment Expiration Per Period
					2009 and After
		2004	2005 – 2006	2007 2008
	(In thousands)

Revolving Credit Facility(1)	$—	$—	$—	$—	$—
Letters of Credit(1)	7,809	7,809	—	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	8,625	8,625	—	—	—
Total	$16,434	$16,434	$—	$—	$—

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information as of March 31, 2004, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps.  For debt obligations, the table presents notional amounts and weighted average interest rates by maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 2004.

	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Long-term debt:
Fixed rate	$119,275	$—	$—	$—	$200,000	$375,000	$694,275
Average interest rate	13.00%				11.125%	7.81%

Variable rate	$3,000	$3,997	$3,997	$367,706	$—	$—	$378,700
Average interest rate (1)	3.63%	3.63%	3.63%	3.63%

Leases	$1,243	$1,594	$1,712	$2,640	$2,288	$5,713	$15,190
Average interest rate	8.32%	8.32%	8.32%	8.32%	8.32%	8.32%

Interest rate derivatives:
Interest rate swaps
Variable to fixed	$—	$175,000	$200,000	$—	$—	$—	$375,000
Average pay rate		1.92%	2.48%
Average receive rate (2)		1.11%	1.11%

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

Development activity in Maine

In April 2004, in the litigation brought by certain special interest groups challenging the grant of the conditional racing license to Bangor Historic Track, Inc., the trial court dismissed the petitioners’ appeals from the Maine Harness Racing Commission decision granting a conditional license.  No appeal of the court’s decision has been taken and the time to file such appeals has expired.  There is still pending before the trial court an independent count requesting declaratory judgment regarding the initial gaming legislation adopted in Maine; however that legislation has since been repealed and replaced.  It is unclear at this time whether the plaintiffs intend to pursue this count.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit	Description of Exhibit

10.1	Agreement, effective January 15, 2004, between The Downs Racing, Inc. and the Pennsylvania Harness Horsemen’s Association, Inc.*

10.2

Amendment dated March 30, 2004 to Live Racing Agreement dated March 23, 2003 among Penn National Turf Club, Inc., Mountainview Thoroughbred Racing Association and the Pennsylvania Horsemen’s Benevolent and Protective Association, Inc.*

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

*  Filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 filed on May 10, 2004.

(b) Reports on Form 8-K

Report	Item(s) No.	Date of Report	Date Filed or Furnished
Form 8-K	5, 7 and 12	February 3, 2003	Filed February 6, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.

July 23	, 2004	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer