Form 10-K/A
period 2003-12-31
PENN NATIONAL GAMING INC
filed 2004-07-26
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed solely to correct the date on Exhibit 23.1, Consent of BDO Seidman, LLP, to the Form 10-K/A, filed on July 23, 2004.  The date of that Consent appeared as March 12, 2004, rather than July 23, 2004, which was the actual date of execution of the Consent.

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

PENN NATIONAL GAMING, INC.

Dated:	July 26, 2004	By:	/s/ Peter M. Carlino
Peter M. Carlino
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Peter M. Carlino	Chairman of the Board, Chief Executive	July 26	, 2004
Peter M. Carlino	Officer and Director (Principal
Executive Officer)

/s/ Kevin DeSanctis	President and Chief Operating Officer	July 26	, 2004
Kevin DeSanctis

/s/ William J. Clifford	Senior Vice President Finance and Chief	July 26	, 2004
William J. Clifford	Financial Officer (Principal Financial
Officer)

/s/ Robert S. Ippolito	Vice President, Secretary and Treasurer	July 26	, 2004
Robert S. Ippolito	(Principal Accounting Officer)

*	Director	July 26	, 2004
Harold Cramer

*	Director	July 26	, 2004
David A. Handler

*	Director	July 26	, 2004
John M. Jacquemin

*	Director	July 26	, 2004
Robert P. Levy

Director
Barbara Z. Shattuck

* By:	/s/ Robert S. Ippolito
Robert S. Ippolito
Attorney-in-fact

EXHIBIT INDEX

Exhibit	Description of Exhibit

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

14.1*	Penn National Gaming, Inc. Code of Business Conduct.

21.1*	Subsidiaries of the Registrant.

Exhibit	Description of Exhibit

23.1**	Consent of BDO Seidman, LLP.

24.1*	Power of attorney.

31.1**	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2**	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Description of Governmental Regulation.

#  Compensation plans and arrangements for executives and others.

*  Previously filed.

**  Filed herewith.