Form 10-Q
period 2004-06-30
PENN NATIONAL GAMING INC
filed 2004-08-09
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of August 4, 2004
Common Stock, par value $.01 per share	40,491,446

This report contains information that are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends.  Such statements should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the passage of state, federal or local legislation that would expand, restrict, further tax or prevent gaming operations in the jurisdictions in which we do business; the activities of our competitors; increases in our effective rate of taxation at any of our properties or at the corporate level; successful completion of capital projects at our gaming and pari-mutuel facilities; the existence of attractive acquisition candidates and the costs and risks involved in the pursuit of those acquisitions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; delays in the process of finalizing gaming regulations and the establishment of related governmental infrastructure in Pennsylvania and Maine, the maintenance of agreements with our horsemen and pari-mutuel clerks; our dependence on key personnel; the impact of terrorism and other international hostilities; the availability and cost of financing; and other factors as discussed in our other filings with the United States Securities and Exchange Commission.  We do not intend to update publicly any forward-looking statements except as required by law.

ii

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
INDEX

iii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2003	June 30, 2004
		(unaudited)
Current assets:
Cash and cash equivalents	$81,952	$122,573
Receivables, net of allowance for doubtful accounts of $2,791 and $2,183, respectively	25,750	32,446
Prepaid income taxes	7,593	7,583
Prepaid expenses and other current assets	25,653	16,485
Deferred income taxes	17,284	18,026
Total current assets	158,232	197,113

Net property and equipment, at cost	629,764	625,509

Other assets:
Investment in and advances to unconsolidated affiliate	17,187	15,167
Excess of cost over fair market value of net assets acquired	603,470	604,257
Management service contract (net of amortization of $6,719 and $7,776, respectively)	19,027	17,771
Deferred financing costs, net	28,214	26,170
Miscellaneous	14,034	33,339
Assets held for sale	142,842	145,069
Total other assets	824,774	841,773
Total assets	$1,612,770	$1,664,395

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$5,634	$5,473
Accounts payable	12,796	16,457
Accrued Liabilities:
Expenses	46,896	42,752
Interest	11,736	8,085
Salaries and wages	27,713	24,109
Gaming, pari-mutuel, property and other taxes	12,191	15,806
Income taxes payable	—	8,710
Other current liabilities	9,644	11,197
Total current liabilities	126,610	132,589

Long term liabilities:
Long-term debt, net of current maturities	984,489	962,059
Deferred income taxes	27,793	32,208
Liabilities held for sale	164,000	181,445
Total long-term liabilities	1,176,282	1,175,712

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; shares issued 40,621,350 and 41,037,096, respectively	409	414
Restricted Stock, 80,000 shares issued	—	(2,354)
Treasury stock, at cost 849,400 shares	(2,379)	(2,379)
Additional paid-in capital	162,442	171,483
Retained earnings	148,055	185,492
Accumulated other comprehensive income	1,351	3,438
Total shareholders’ equity	309,878	356,094
Total Liabilities and Shareholder’s Equity	$1,612,770	$1,664,395

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Revenues
Gaming	$414,370	$499,793
Racing	44,392	43,695
Management service fee	5,864	7,366
Food, beverage and other revenue	64,310	77,160
Gross revenues	528,936	628,014
Less: Promotional allowances.	(25,269)	(32,694)
Net revenues	503,667	595,320

Operating Expenses
Gaming	227,456	272,831
Racing	33,230	32,639
Food, beverage and other expenses	46,142	50,574
General and administrative	81,168	94,835
Depreciation and amortization	26,958	33,673
Total operating expenses	414,954	484,552

Income from continuing operations	88,713	110,768

Other income (expenses)
Interest expense	(35,344)	(38,623)
Interest income	868	816
Earnings from joint venture	1,305	1,092
Other	(754)	(609)
Loss on change in fair values of interest rate swaps	(527)	—
Loss on early extinguishment of debt	(1,310)	—
Total other expenses, net	(35,762)	(37,324)

Income from continuing operations before income taxes	52,951	73,444
Taxes on income	20,286	27,029
Net income from continuing operations	32,665	46,415
(Loss) from discontinued operations, net of tax benefit of $2,596 and $4,911, respectively	(4,005)	(8,978)
Net income	$28,660	$37,437

Earnings per share – basic
Income from continuing operations	$0.83	$1.16
Discontinued operations, net of tax	(0.10)	(0.22)
Basic net income per share	$0.73	$0.94

Earnings per share – diluted
Income from continuing operations	$0.81	$1.12
Discontinued operations, net of tax	(0.10)	(0.21)
Diluted net income per share	$0.71	$0.91

Weighted shares outstanding
Basic	39,320	39,974
Diluted	40,413	41,290

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2003	2004
Revenues
Gaming	$242,053	$250,290
Racing	23,879	23,981
Management service fee	3,165	3,909
Food, beverage and other revenue	37,229	39,731
Gross revenues	306,326	317,911
Less: Promotional allowances.	(15,082)	(16,458)
Net revenues	291,244	301,453

Operating Expenses
Gaming	130,022	135,623
Racing	17,837	18,001
Food, beverage and other expenses	29,672	28,041
General and administrative	46,896	45,084
Depreciation and amortization	14,920	16,833
Total operating expenses	239,347	243,582

Income from continuing operations	51,897	57,871

Other income (expenses)
Interest expense	(21,288)	(19,207)
Interest income	444	466
Earnings from joint venture	719	632
Other	(651)	(528)
Total other expenses, net	(20,776)	(18,637)

Income from continuing operations before income taxes	31,121	39,234
Taxes on income	11,811	14,374
Net income from continuing operations	19,310	24,860
(Loss) from discontinued operations, net of tax benefit of $2,467 and $2,836, respectively	(3,835)	(5,203)
Net income	$15,475	$19,657

Earnings per share – basic
Income from continuing operations	$0.49	$0.62
Discontinued operations, net of tax	(0.10)	(0.13)
Basic net income per share	$0.39	$0.49

Earnings per share – diluted
Income from continuing operations	$0.48	$0.60
Discontinued operations, net of tax	(0.10)	(0.12)
Diluted net income per share	$0.38	$0.48

Weighted shares outstanding
Basic	39,343	39,872
Diluted	40,478	41,243

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Unaudited)

(In thousands, except share data)

			Restricted Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income

	Common Stock
	Shares	Amount
Balance, December 31, 2003	40,621,350	$409	—	$(2,379)	$162,442	$148,055	$1,351	$309,878	$—
Exercise of stock options including tax benefit of $2,707	415,746	5	—	—	6,647	—	—	6,652	—
Restricted Stock Issue	—	—	$(2,354)	—	2,394	—	—	40	—
Change in fair value of interest rate swap contracts, net of income taxes of $1,303	—	—	—	—	—	—	2,126	2,126	2,126
Amortization of unrealized loss on interest rate contracts, net of income taxes of $36	—	—	—	—	—	—	67	67	—
Foreign currency translation adjustment	—	—	—	—	—		(106)	(106)	(106)
Net income	—	—		—	—	37,437	—	37,437	37,437
Balance June 30, 2004	41,037,096	$414	$(2,354)	$(2,379)	$171,483	$185,492	$3,438	$356,094	$39,457

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Cash flows from continuing operating activities
Net income from continuing operations	$32,665	$46,415
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,958	33,673
Amortization of deferred financing costs charged to interest expense	1,876	2,694
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense	774	67
Earnings from joint venture	(1,305)	(1,092)
Loss on sale of net assets	1,642	1,080
Loss relating to early extinguishment of debt, before income tax benefit	1,310	—
Deferred income taxes	4,494	3,674
Tax benefit from stock options exercised	899	2,707
Loss on change in value of interest rate swap contracts	527	—
Decrease (increase), net of businesses acquired
Accounts receivable	(2,868)	(6,696)
Prepaid expenses and other current assets	(10,003)	9,168
Prepaid income taxes	6,415	10
Miscellaneous other assets	9,921	(19,305)
Increase (decrease), net of businesses acquired
Accounts payable	1,980	3,661
Accrued expenses	(11,538)	(4,144)
Accrued interest	(8,519)	(1,525)
Accrued salaries and wages	(918)	(3,604)
Gaming, pari-mutuel, property and other taxes	1,337	3,615
Income taxes payable	14,211	15,348
Other current liabilities	(1,981)	1,553
Net cash provided by continuing operating activities	67,877	87,299

Cash flows from investing activities
Expenditures for property and equipment	(32,392)	(28,827)
Payments to terminate interest rate swap contract	(1,902)	—
Proceeds from sale of property and equipment	508	434
Acquisition of business, net of cash acquired	(264,081)	(954)
Cash in escrow	1,000	(43)
Distributions from joint venture	790	3,112
Net cash (used) in continuing investing activities	(296,077)	(26,278)

Cash flows from financing activities
Proceeds from exercise of options	1,390	3,945
Proceeds from long term debt	700,000	17
Principal payments on long-term debt	(422,220)	(22,603)
(Increase) in unamortized financing cost	(19,021)	(650)
Increase (decrease) in balances due to/from discontinued subsidiaries	(823)	(1,003)
Net cash provided by (used in) continuing financing activities	259,326	(20,294)

Effect of exchange rate fluctuations on cash	281	(106)
Net increase in cash and cash equivalents from continuing operations	31,407	40,621

Cash and cash equivalents for continuing operations, beginning of period	42,649	81,952
Cash and cash equivalents for continuing operations, end of period	$74,056	$122,573

Net increase in cash and cash equivalents from discontinued operations	7,670	4,697
Cash and cash equivalents for discontinued operations, beginning of period	12,472	25,017
Cash and cash equivalents for discontinued operations, end of period	$20,142	$29,714

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its continuing operations for the three and six month periods ended June 30, 2003 and 2004. The results of continuing operations experienced for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be experienced for the fiscal year ending December 31, 2004. The Company has classified the assets, liabilities and results of operations of Hollywood Casino Shreveport as assets and liabilities held for sale and discontinued operations at June 30, 2004. (See Note 12).

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

2.             Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net of gaming wins less losses.  Net revenues exclude the retail value of complimentary rooms, and food and beverage furnished gratuitously to customers.  These amounts, which are included in promotional allowances, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Rooms	$1,794	$2,014	$2,720	$3,808
Food and beverage	11,837	11,668	20,224	23,480
Other	1,451	2,776	2,325	5,406
Total promotional allowances	$15,082	$16,458	$25,269	$32,694

The estimated cost of providing such complimentary services, which is included in operating expenses, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Rooms	$1,685	$1,895	$2,583	$3,649
Food and beverage	8,898	8,450	14,338	16,841
Other	837	862	1,309	1,588
Total cost of complimentary services	$11,420	$11,207	$18,230	$22,078

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

3.             Earnings Per Share

The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share are set forth in the table below.  For the three and six month periods ended June 30, 2003 and 2004, the effect of all outstanding stock options have been included in the calculation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Weighted average number of shares outstanding-Basic earnings per share	39,343	39,872	39,320	39,974
Dilutive effect of stock options	1,135	1,371	1,093	1,316
Weighted average number of shares outstanding-Diluted earnings per share	40,478	41,243	40,413	41,290

4.             Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant.  The Company accounts for stock option grants using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Under the intrinsic-value method, because the exercise price of the Company’s employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company accounts for the plan under the recognition and measurement principles of APB 25 and related Interpretations.  No stock-based employee compensation cost is reflected in net income for options granted since all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  However, there are situations that may occur, such as the accelerated vesting of options or the issuance of restricted stock that require a current charge to income.  The following table illustrates the affect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Net income, as reported	$15,475	$19,657	$28,660	$37,437
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	25	—	25
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(656)	(2,598)	(1,217)	(3,566)
Pro forma net income	$14,819	$17,084	$27,443	$33,896

Earnings per share:
Basic-as reported	$.39	$.49	$.73	$.94
Basic-pro forma	$.38	$.43	$.70	$.85
Diluted-as reported	$.38	$.48	$.71	$.91
Diluted-pro forma	$.37	$.41	$.68	$.82

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Six months ended June 30,	2003	2004
Risk-free interest rate	3.0%	3.0%
Volatility	50.0%	31.0%
Dividend yield	0.0%	0.0%
Expected life (years)	5	6

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

6.             Property and Equipment

Property and equipment consist of the following:

	December 31, 2003	June 30, 2004
	(In thousands)
Land and improvements	$113,660	$119,086
Building and improvements	440,410	441,356
Furniture, fixtures, and equipment	198,095	208,083
Transportation equipment	1,246	1,499
Leasehold improvements	14,495	15,529
Construction in progress	6,093	14,057
Total property and equipment	773,999	799,610
Less: accumulated depreciation and amortization	144,235	174,101
Property and equipment, net	$629,764	$625,509

Interest capitalized in connection with major construction projects was $.3 million and $.1 for the year ended December 31, 2003 and for the six months ended June 30, 2004, respectively.  Depreciation and amortization expense, for property and equipment, totaled $25.7 million and $32.4 million for the six months ended June 30, 2003 and 2004, respectively.

7.             Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2003	2004
	(In thousands)
Cash payments of interest	$44,602	$35,998
Cash payments of income taxes	$—	$8,311

Acquisitions: Hollywood Casino Corporation
Cash Paid	$397,948	$—
Fair value of assets acquired, including cash acquired of $133,867 in 2003	$977,292	$—
Fair value of liabilities assumed	$579,344	$—

8.             Long-term Debt

Long-term debt is as follows (in thousands):

	December 31, 2003	June 30, 2004
	(In thousands)
Senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company.	$399,700	$377,605
$200 million 11 1/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	200,000	200,000
$175 million 8 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	175,000	175,000
$200 million 6 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	200,000	200,000
Capital leases	15,423	14,927
	990,123	967,532
Less: current maturities	5,634	5,473
Total long-term debt	$984,489	$962,059

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2004 (in thousands):

2004 (6 months)	$3,039
2005	5,578
2006	5,708
2007	370,204
2008	202,288
2009	2,015
Thereafter	378,700
Total minimum payments	$967,532

At June 30, 2004, the Company had a contingent obligation under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $8.2 million.

The senior secured credit facility requires the Company, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios. In addition, the senior secured credit facility restricts, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. The terms of the senior subordinated notes contain similar restrictions. Except for the defaults under the Hollywood Casino Shreveport notes, for which the Company (other than the Shreveport entities) is not liable, at June 30, 2004, the Company was in compliance with all required financial covenants.

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

The table below presents information about reporting segments (in thousands):

As of and for the six months ended June 30, 2004	Gaming	Racing	Eliminations		Total
Revenue	$545,589	$49,731	$—		$595,320
Income from operations	106,094	4,674	—		110,768
Depreciation and Amortization	32,106	1,567	—		33,673
Total Assets	2,717,677	101,217	(1,154,499	)(2)	1,664,395

As of and for the six months ended June 30, 2003	Gaming(1)	Racing	Eliminations		Total
Revenue	$453,456	$50,211	$—		$503,667
Income from operations	83,284	5,429	—		88,713
Depreciation and Amortization	25,222	1,736	—		26,958
Total Assets	2,729,745	99,852	(1,190,230	)(2)	1,639,367

(1)           Reflects results of Hollywood Casino Tunica and Hollywood Casino Aurora since the March 3, 2003 acquisition, which the Company accounts for as of March 1, 2003.

(2)           Primarily reflects elimination of intercompany investments, receivables and payables.

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

In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against the Company in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking a declaratory judgment that the plaintiff is entitled to terminate the lease and/or void the Company’s option to renew the lease due to certain alleged defaults by the Company or its predecessors-in-interest. The term of the Company’s lease expired in January 2004 and the Company exercised its automatic right to renew for an additional five year term (which, as previously noted is being contested by the landlord). In September 2003 the court granted the Company a partial motion for summary judgment.  In February 2004, the Company filed another motion for partial judgment on most of the remaining issues.  A hearing date has been rescheduled for October, 2004.  Further litigation on the remaining issues is anticipated.

In October 2002, in response to the Company’s plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations, filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company’s request to relocate the barge. Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved our plan to relocate the barge. The Company filed a motion for summary judgment in October 2003 and the plaintiff filed its own motion for summary judgment in January 2004.  In March 2004, the trial court ruled in favor of the Company on all counts.  The plaintiff’s subsequent motion for reconsideration was denied and plaintiff has appealed the decision to the Fifth Circuit.

11.          Subsidiary Guarantors

Under the terms of the senior subordinated notes, all of the Company’s domestic subsidiaries are guarantors under the agreement, except for Onward Development, LLC, an inactive subsidiary, HWCC-Argentina, Inc., an inactive subsidiary, HWCC-Louisiana, Inc., HWCC-Shreveport, Inc. HCS I, Inc., HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation and their respective subsidiaries (the “Subsidiary Non-Guarantors”).  The guarantees provided by our subsidiaries are full and unconditional, joint and several.  There are no significant restrictions in the indentures on the Company’s ability to obtain funds from its subsidiaries, except for the Subsidiary Non-Guarantors, by dividend or loan. However, we note that in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

Summarized financial information as of December 31, 2003 and June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 for Penn, the Subsidiary Guarantors and Subsidiary Non-guarantors is as follows:

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of June 30, 2004
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$54,139	$131,351	$11,052	$571	$197,113
Net property and equipment, at cost	12,974	612,535	—	—	625,509
Other assets	1,169,643	681,909	145,291	(1,155,070)	841,773
Total	$1,236,756	$1,425,795	$156,343	$(1,154,499)	$1,664,395

Current liabilities	$40,632	$80,031	$8,260	$3,666	$132,589
Long-term liabilities	962,005	1,157,494	181,443	(1,125,230)	1,175,712
Shareholder’s equity	234,119	188,270	(33,360)	(32,935)	356,094
Total	$1,236,756	$1,425,795	$156,343	$(1,154,499)	$1,664,395

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Six months ended June 30, 2004
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$588,713	$78,420	$(759)	$666,374
Total operating expenses	12,132	465,877	77,873	(759)	555,123
Income (loss) from operations	(12,132)	122,836	547	—	111,251
Other income (expense)	19,088	(56,544)	(14,242)	—	(51,698)
Income (loss) before income taxes	6,956	66,292	(13,695)	—	59,553
Taxes on income (loss)	5,263	16,778	75	—	22,116
Net income (loss)	$1,693	$49,514	$(13,770)	$—	$37,437

Three months ended June 30, 2004
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$297,987	$38,061	$(443)	$335,605
Total operating expenses	5,941	234,232	38,909	(443)	278,639
Income (loss) from operations	(5,941)	63,755	(848)	—	56,966
Other income (expense)	9,149	(27,806)	(7,114)	—	(25,771)
Income (loss) before income taxes	3,208	35,949	(7,962)	—	31,195
Taxes on income (loss)	2,258	9,250	30	—	11,538
Net income (loss)	$950	$26,699	$(7,992)	$—	$19,657

Six months ended June 30, 2004
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by operating activities	$23,402	$63,797	$6,374	$—	$93,573
Net cash used in investing activities	31,784	(58,063)	(1,013)	—	(27,292)
Net cash provided by (used in) financing activities	(20,242)	61	(675)	—	(20,856)
Effect of exchange rate fluctuations on cash	—	(117)	11	—	(106)
Net increase (decrease) in cash and cash equivalents	34,944	5,678	4,697	—	45,319
Cash and cash equivalents at beginning of period	11,217	68,814	26,938	—	106,969
Less cash and cash equivalents from discontinued operations	—	—	(29,715)	—	(29,715)
Cash and cash equivalents at end of period	$46,161	$74,492	$1,920	$—	$122,573

As of December 31, 2003
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$1,153,015	$124,220	$14,720	$(1,133,723)	$158,232
Net property and equipment, at cost	1,793	627,971	—	—	629,764
Other assets	70,634	679,151	146,576	(71,587)	824,774
Total	$1,225,442	$1,431,342	$161,296	$(1,205,310)	$1,612,770

Current liabilities	$55,944	$64,489	$2,280	$3,897	$126,610
Long-term liabilities	976,012	1,207,221	169,333	(1,176,284)	1,176,282
Shareholder’s equity	193,486	159,632	(10,317)	(32,923)	309,878
Total	$1,225,442	$1,431,342	$161,296	$(1,205,310)	$1,612,770

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Six months ended June 30, 2003
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$498,622	$52,334	$(819)	$550,137
Total operating expenses	9,572	400,846	48,888	(819)	458,487
Income (loss) from operations	(9,572)	97,776	3,446	$—	91,650
Other income (expense)	17,530	(52,955)	(9,871)	$—	(45,296)
Income (loss) before income taxes (benefit)	7,958	44,821	(6,425)	$—	46,354
Taxes (benefit) on income (loss)	5,099	12,527	(68)	—	17,694
Net income (loss)	$2,859	$32,294	$(6,493)	$—	$28,660

Three Months ended June 30, 2003
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$288,551	$36,924	$(472)	$325,003
Total operating expenses	4,973	231,953	35,700	(472)	272,154
Income (loss) from operations	(4,973)	56,598	1,224	$—	52,849
Other income (expense)	14,118	(34,704)	(7,437)	—	(28,023)
Income (loss) before income taxes (benefit)	9,145	21,894	(6,213)	—	24,826
Taxes (benefit) on income (loss)	2,828	6,216	35	272	9,351
Net income (loss)	$6,317	$15,678	$(6,248)	$(272)	$15,475

Six months ended June 30, 2003
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by operating activities	$37,511	$28,964	$8,321	$—	$74,796
Net cash provided by (used in) investing activities	(659,283)	363,206	(69)	—	(296,146)
Net cash provided by (used in) financing activities	620,369	(359,776)	(447)	—	260,146
Effect of exchange rate fluctuations on cash	125	156	—	—	281
Net increase in cash and cash equivalents	(1,278)	32,550	7,805	—	39,077
Cash and cash equivalents at beginning of period	3,339	38,430	13,352	—	55,121
Less cash and cash equivalents from discontinued operations	—	—	(20,142)	—	(20,142)
Cash and cash equivalents at end of period	$2,061	$70,980	$1,015	$—	$74,056

12.          Discontinued Operations

On January 30, 2004, the Board of Directors of HCS I, the managing general partner of Hollywood Casino Shreveport, approved a resolution to sell Hollywood Casino Shreveport and authorized their financial advisor Libra Securities, LLC to begin contacting potential acquirers.  The Board also authorized the creation of an independent committee of independent Board Members to oversee the sale process.  The Board created the independent committee in the event that Penn decided to participate as a bidder in the sales process.  A press release was issued on February 3, 2004 announcing the sale of the property.  Prospective bidders were invited to tour the property, perform diligence and prepare a bid.  Invitations to bid were mailed to all interested parties, including Penn, on May 4, 2004 and responses were due at Libra Securities, LLC in New York on June 4, 2004.  Prior to June 30, 2004, Penn decided not to participate in the bid process.  Oral presentations by the four highest bidders were presented to the ad hoc committee on June 15, 2004 and their revised bids were due on July 6, 2004.

The Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of Hollywood Casino Shreveport as assets and liabilities held for sale and discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“FASB”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.  A gain or loss on this transaction has not been recorded or recognized at this time since the sale has not yet been completed and is subject to various approvals.  Financial information for Hollywood Casino Shreveport was previously reported as part of the gaming reporting segment.

Summarized financial information as of and for the three and six month periods ended June 30, 2004 for Hollywood Casino Shreveport is as follows:

HWCC-Louisiana, Inc. And Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2003	June 30, 2004
		(Unaudited)
Assets

Current assets	$30,828	$36,949
Property and equipment, net	110,743	106,917
Other assets	1,271	1,203
Total assets	$142,842	$145,069

Liabilities and Shareholders’ (Deficiency)

Current liabilities	$163,597	$180,987
Other noncurrent liabilities	403	458
Commitments and Contingencies
Shareholders’ (deficiency)	(21,158)	(36,376)
Total liabilities and shareholders’ (deficiency)	$142,842	$145,069

HWCC-Louisiana, Inc. And Subsidiaries

Consolidated Statements Of Operations

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	March 1, 2003 –June 30, 2003	Six Months Ended June 30, 2004

Net revenues	$33,759	$34,152	$46,470	$71,054
Income (loss) from operations	$744	$(1,232)	$2,489	$(180)
Net (loss)	$(3,835)	$(5,203)	$(4,005)	$(8,978)

13.          Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with the Chairman and Chief Executive Officer and the President and Chief Operating Officer for an initial term of five years and three years, respectively, renewable thereafter for additional terms.  Each agreement includes a base compensation and bonus provision, a severance clause, a change of control provision and provides for other employee benefits.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and operator of gaming properties, as well as horse racetracks and associated off-track wagering facilities, or OTWs. We own or operate nine gaming properties located in Colorado, Illinois, Louisiana, Mississippi, Ontario and West Virginia that are focused primarily on serving customers within driving distance of the properties. We also own two racetracks and eleven OTWs in Pennsylvania, one racetrack in West Virginia, and through a joint venture, own and operate a racetrack in New Jersey.  We operate in two reporting segments, gaming and racing, and derive substantially all of our revenues from such operations. We believe that our portfolio of assets provides us with a diversified cash flow from operations.

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

Key performance indicators related to revenues are:

•              Gaming revenue indicators—slot handle (volume indicator), table game drop (volume indicator) and “win” or “hold” percentages, which are not fully controllable by us. Our typical slot win percentage is in the range of 5% to 9% of slot handle and our typical table games win percentage is in the range of 15% to 21% of table game drop; and

•              Racing revenue indicators—pari-mutuel wagering commissions (volume indicator) earned on wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races at out-of-state locations.

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

Six Months ended June 30, 2003 compared to six months ended June 30, 2004

The results of continuing operations by property level for the six months ended June 30, 2003 and 2004 are summarized below (in thousands):

	Revenues(1)		Income from operations
	2003	2004	2003	2004
Gaming Segment
Charles Town Entertainment Complex	$155,256	$195,576	$35,233	$44,937
Hollywood Casino Aurora (2)	93,937	116,345	23,142	29,232
Casino Rouge	55,328	55,958	12,970	14,411
Casino Magic-Bay St. Louis	53,335	56,658	6,715	7,124
Hollywood Casino Tunica (2)	39,462	60,753	4,721	10,212
Boomtown Biloxi	37,537	36,968	5,681	5,085
Bullwhackers	12,737	15,965	793	1,666
Casino Rama Management Contract	5,864	7,366	5,424	6,822
Corporate overhead	—	—	(11,395)	(13,395)
Total Gaming Segment	453,456	545,589	83,284	106,094
Racing Segment
Pennsylvania Racing Operations	50,211	49,349	5,429	4,837
Bangor Historic Track (3)	—	382	—	(163)
Total Racing Segment	50,211	49,731	5,429	4,674
Total	$503,667	$595,320	$88,713	$110,768

(1)          Net revenues are net of promotional allowances.

(2)          Reflects results since March 3, 2003 acquisition.

(3)          Reflects results since February 12, 2004 acquisition.

Revenues

Net revenues, six months ended June 30, 2004

	Gaming	Racing	Total
Gaming	$499,793	$—	$499,793
Racing	—	43,695	43,695
Management Service fee	7,366	—	7,366
Food, beverage and other revenue	71,096	6,064	77,160
Gross revenue	578,255	49,759	628,014
Less: Promotional allowances	(32,666)	(28)	(32,694)
Net revenues	$545,589	$49,731	$595,320

Net revenues, six months ended June 30, 2003

	Gaming	Racing	Total
Gaming	$414,370	$—	$414,370
Racing	—	44,392	44,392
Management Service fee	5,864	—	5,864
Food, beverage and other revenue	58,463	5,847	64,310
Gross revenue	478,697	50,239	528,936
Less: Promotional allowances	(25,241)	(28)	(25,269)
Net revenues.	$453,456	$50,211	$503,667

Net revenues for the six month period ended June 30, 2004 increased by $91.6 million, or 18.2%, to $595.3 million from $503.7 million in 2003. The two new Hollywood Casino properties contributed $43.7 million of the increase in revenue.  The revenue increase for the two Hollywood Casino properties was a result of comparing a six month period of operations in 2004 to a four month period of operations in 2003. For the properties we owned prior to the acquisition of the Hollywood Casino properties, revenues increased by $47.9 million, or 9.5%.  The properties with the largest revenue gains this quarter were Charles Town Entertainment Complex with a net revenue increase of $40.3 million, Casino Magic-Bay St. Louis with an increase of $3.3 million and Bullwhackers Casinos with an increase of $3.2 million.

Gaming revenues

Gaming revenue increased in 2004 by $85.4 million, or 20.6%, to $499.8 million from $414.4 million in 2003.  The two Hollywood Casino properties contributed $40.5 million of the increase and the properties we owned prior to the acquisition contributed $44.9 million.  Of this total, Charles Town Entertainment Complex increased gaming revenue by $38.5 million, or 27.6%, over the same period last year due to the opening of an additional 38,000 square feet of gaming space with 700 new slot machines in July of 2003. The average number of gaming machines in play increased to 3,538 in 2004 from 2,708 in 2003 with the average win per machine of $276 and $284 per day, respectively.  At Casino-Magic-Bay St. Louis, gaming revenue increased by $3.2 million, or 6.9%.  The primary driver in the revenue increase was a higher occupancy rate at the 291-room Bay Tower Hotel and Conference Center.  The occupancy rate for the six months ended June 30, 2004 was 90.2% compared to 78.7% in 2003 and was the result of a marketing program that focused on better utilization of the hotel and increased play on the gaming floor.  Gaming revenue at Bullwhackers increased by $2.9 million, or 23.3%, due to the introduction of penny machines that were part of the facility renovations completed in 2003 and a more aggressive marketing program that is focused on the “locals” market.

Management service fees from Casino Rama increased by $1.5 million, or 25.6%, to $7.4 million from $5.9 million in 2003.  The increase in management service fees is a result of mild winter weather in the first quarter and marketing programs that focus on trip generation, recent visitors, the hotel and convention center and the concert program.  These programs have increased attendance, hotel occupancy and slot play in the casino.

Food, beverage and other revenue increased in 2004 by $12.6 million, or 21.6%, to $71.1 million from $58.5 million in 2003.  The two Hollywood Casino properties contributed $9.2 million of the increase and the properties we owned prior to the acquisition contributed $4.4 million.  Charles Town increased its food, beverage and other revenue by $2.3 million as a result of the increased attendance.  At Casino Magic-Bay St. Louis, food, beverage and other revenue, including hotel revenues, increased by $1.1 million as a result of the marketing programs that were implemented to increase hotel occupancy and feature our dining outlets.

Promotional allowances increased in 2004 by $7.4 million to $32.6 million from $25.2 million in 2003.  The two Hollywood Casino properties accounted for $6.1 million of the increase and the properties we owned prior to the acquisition increased by $1.3 million.  Of the $1.3 million, approximately $.6 million of the increase was attributed to Charles Town because of the expansion of the facility and $.8 million was attributable to the marketing of the hotel and convention center at Casino Magic-Bay St. Louis.

Racing revenues

Total racing revenues for our Pennsylvania racing operations and the Bangor Historic Track decreased by $.5 million, or 1.0%, to $49.7 million in 2004 from $50.2 million in 2003.

Racing revenues at our Pennsylvania facilities decreased in 2004 by $1.1 million, or 2.4%, to $44.1 million from $45.2 million in 2003.  Adverse winter weather conditions during the first quarter were a factor as we had a number of race day cancellations and lower attendance on a number of other days. The Bangor Historic Track had racing revenues for their 12 days of racing of $.4 million.

There were no significant changes in food, beverage and other revenues at our racing properties.

Operating Expenses

Operating expenses, six months ended June 30, 2004

	Gaming	Racing	Total
Gaming	$272,831	$—	$272,831
Racing	—	32,639	32,639
Food, beverage and other expenses	46,440	4,134	50,574
General and administrative	88,118	6,717	94,835
Depreciation and amortization	32,106	1,567	33,673
Total operating expenses	$439,495	$45,057	$484,552

Operating expenses, six months ended June 30, 2003

	Gaming	Racing	Total
Gaming	$227,456	$—	$227,456
Racing	—	$33,230	33,230
Food, beverage and other expenses	42,154	3,988	46,142
General and administrative	75,340	5,828	81,168
Depreciation and amortization	25,222	1,736	26,958
Total operating expenses	$370,172	$44,782	$414,954

Operating expenses for the six month period ended June 30, 2004 increased by $69.6 million, or 16.8%, to $484.5 million from $414.9 million in 2003. The two Hollywood Casino properties were responsible for $32.1 million of the increase in operating expenses. The increase was a result of comparing a six month period of operations in 2004 to a four month period of operations in 2003. For the properties we owned prior to the acquisition of the Hollywood Casino properties, expenses increased by $37.5 million, or 12.1%.  Our largest increases in operating expenses occurred at Charles Town, Casino Magic-Bay St. Louis and Bullwhackers Casino.

Gaming operating expenses

Gaming expenses increased in 2004 by $45.4 million, or 19.9%, to $272.8 million from $227.4 million in 2003.  The two Hollywood Casino properties accounted for $17.8 million of the increase and the properties we owned prior to the acquisition increased by $27.6 million.  At the Charles Town Entertainment Complex, gaming expenses increased by $27.8 million, or 27.9%, over the same period from last year due to the opening of an additional 38,000 square feet of gaming space with 700 new slot machines in July of 2003.  For the period we paid an additional $22.7 million in gaming taxes as a result of the higher gaming revenues.  At Casino Magic—Bay St. Louis, gaming expenses increased by $2.8 million and included higher gaming taxes and slot machine participation fees that increased with revenues and higher marketing expenses for entertainment and players’ club promotions.  Gaming expenses at Bullwhackers increased by $2.4 million primarily as a result of the higher gaming taxes associated with higher revenues and increased marketing expenses for advertising and players’ club promotions.

Food, beverage and other expenses increased in 2004 by $4.3 million to $46.4 million from $42.1 million in 2003.  The two Hollywood Casino properties accounted for $2.8 million of the increase and the properties we owned prior to the acquisition increased by $1.5 million.  Most of the increase occurred at Charles Town which had significant gains in attendance during the period compared to last year as a result of the gaming space expansion in July of 2003 and had increased staffing costs to properly service our customers and increased cost of sales due to increased food and beverage revenues.

General and administrative expenses increased by $12.8 million to $88.1 million in 2004 from $75.3 million in 2003.  The addition of the two Hollywood Casino properties increased general and administrative expenses by $8.5 million, the properties we owned prior to acquisition had an increase in general and administrative expenses of $2.3 million and corporate overhead increased by $2.0 million.  General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit.  At the properties, general and administrative expenses increased at Charles Town by $2.9 million primarily as a result of the expansion project that added new gaming space.  The other properties did not have any significant changes in these expenses.  Corporate overhead expenses increased by $2.0 million for the six months ended June 30, 2004 as compared to 2003. We continue to incur expenses for lobbying and site development expenses in connection with Pennsylvania slot legislation and Maine slot legislation.  Other corporate expenses such as payroll and employee benefits, legal, outside services and travel have increased as a result of the Hollywood Casino acquisition in March of 2003.  Notably, our corporate overhead as a percentage of our net revenues has decreased to 2.2% in 2004 compared to 2.3% in 2003.

Depreciation and amortization expense increased by $6.9 million, or 27.3%, to $32.1 million in 2004 from $25.2 million in 2003. The addition of the two Hollywood Casino properties increased depreciation and amortization expense by $3.1 million. The remaining increase of $3.8 million was primarily a result of the expansion at Charles Town for additional gaming space and the parking structure, the hotel complex at Casino Magic-Bay St. Louis and the purchase of new slot machines at many of our properties.

Racing operating expenses

Total racing expenses for our Pennsylvania racing operations and the Bangor Historic Track increased in 2004 by $.3 million, or less than 1%, to $45.1 million from $44.8 million in 2003.  The Bangor Historic Track had racing expenses of $.4 million for the 12 days of racing.

Racing expenses that have a direct relationship to racing revenue such as purse expense, pari-mutuel taxes, simulcast fees and totalisator expense all decreased along with the decrease in racing revenues at our Pennsylvania facilities.  The decrease in racing expenses at our Pennsylvania facilities was partially offset by the addition of the Bangor Historic Track racing expenses.

Other racing related expenses such as food, beverage and other expenses, general and administrative expenses have increased as a result of the Bangor Historic Track expenses and depreciation expenses decreased slightly due to the age of the facilities and equipment.

Income from operations

Operating income increased by $22.0 million, or 25.0%, to $110.8 million for the six months ended June 30, 2004 from $88.7 million in 2003. The primary drivers, as discussed above, in the growth of income from operations were the two Hollywood Casino properties, which accounted for $11.6 million of the increase, and Charles Town, which accounted for $9.7 million.

Other income (expense)

Other income (expense) summary (in thousands):

Six Months Ended June 30,	2003	2004
Other income (expense):
Interest expense	$(35,344)	$(38,623)
Interest income	868	816
Earnings from joint venture	1,305	1,092
Other	(754)	(609)
Loss on change in fair values of interest rate swaps	(527)	—
Loss on early extinguishment of debt	(1,310)	—
Total other expenses, net	$(35,762)	$(37,324)

Interest expense increased by $3.3 million for the six months ended June 30, 2004 compared to 2003 as a result of borrowing an additional $700 million for the acquisition of Hollywood Casino Corporation.  During 2004, we made principal payments of $22.1 million on our senior secured credit facility, including an accelerated payment of $20 million on March 31, 2004.  Subject to the availability of attractive acquisition or project opportunities, we expect to continue to accelerate our principal payments as free cash flow allows.

Three Months ended June 30, 2003 compared to three months ended June 30, 2004

The results of continuing operations by property level for the three months ended June 30, 2003 and 2004 are summarized below (in thousands):

	Revenues(1)		Income from operations
	2003	2004	2003	2004
Gaming Segment
Charles Town Entertainment Complex	$84,773	$101,524	$20,036	$24,664
Hollywood Casino Aurora (2)	69,146	57,475	16,571	14,624
Casino Rouge	26,259	27,503	5,453	7,111
Casino Magic-Bay St. Louis	26,670	28,057	3,223	3,272
Hollywood Casino Tunica (2)	28,914	29,865	3,084	4,998
Boomtown Biloxi	18,621	17,373	2,672	2,133
Bullwhackers	6,540	8,208	599	857
Casino Rama Management Contract	3,165	3,909	2,930	3,622
Corporate overhead	—	—	(6,049)	(6,470)
Total Gaming Segment	264,088	273,914	48,519	54,811
Racing Segment
Pennsylvania Racing Operations	27,156	27,157	3,378	3,223
Bangor Historic Track (3)	—	382	—	(163)
Total Racing Segment	27,156	27,539	3,378	3,060
Total	$291,244	$301,453	$51,897	$57,871

(1)          Net revenues are net of promotional allowances.

(2)          Reflects results since March 3, 2003 acquisition.

(3)          Reflects results since February 12, 2004 acquisition.

Revenues

Net revenues, three months ended June 30, 2004

	Gaming	Racing	Total
Gaming	$250,290	$—	$250,290
Racing	—	23,981	23,981
Management Service fee	3,909	—	3,909
Food, beverage and other revenue	36,158	3,573	39,731
Gross revenue	290,357	27,554	317,911
Less: Promotional allowances	(16,443)	(15)	(16,458)
Net revenues.	$273,914	$27,539	$301,453

Net revenues, three months ended June 30, 2003

	Gaming	Racing	Total
Gaming	$242,053	$—	$242,053
Racing	—	23,879	23,879
Management Service fee	3,165	—	3,165
Food, beverage and other revenue	33,938	3,291	37,229
Gross revenue	279,156	27,170	306,326
Less: Promotional allowances	(15,068)	(14)	(15,082)
Net revenues.	$264,088	$27,156	$291,244

Net revenues for the three month period ended June 30, 2004 increased by $10.2 million, or 3.5%, to $301.4 million from $291.2 million in 2003.  The properties with the largest revenue changes this quarter were Charles Town Entertainment Complex with a net revenue increase of $16.7 million, due to the addition of gaming space and slot machines in July of 2003, and Hollywood Casino Aurora, with a net revenue decrease of $11.7 million that resulted from an increase in the Illinois gaming tax rates and changes in operations to maintain operating margins with the new gaming tax rate structure.

Gaming revenues

Gaming revenue increased in 2004 by $8.2 million, or 3.4%, to $250.3 million from $242.1 million in 2003.  Of this total, Charles Town Entertainment Complex increased gaming revenue by $16.3 million, or 21.5%, over the same period last year due to the opening of an additional 38,000 square feet of gaming space with 700 new slot machines in July of 2003. An additional 120 new slot machines have been added during May and June of 2004.  The average number of gaming machines in play increased to 3,572 in 2004 from 2,704 in 2003 with the average win per machine of $283 and $308 per day, respectively.  At Hollywood Casino Aurora, gaming revenues decreased $11.8 million, or 17.6%, to $55.4 million from $67.2 million in 2003.  The primary driver in the revenue decline was the Illinois gaming tax increase that became effective on July 1, 2003 and the changes in operations that were made.  Some of the operations changes that were made included the elimination of incentives for patrons that were marginally profitable, a reduction in the hours of operations and charging patrons for services that were previously offered as complimentary.  These changes resulted in a 38.2% decline in attendance and reduced gaming revenue.

At Casino Magic-Bay St. Louis, gaming revenue increased by $1.4 million, or 6.0%.  The primary driver in the revenue increase was a higher occupancy rate at the 291-room Bay Tower Hotel and Conference Center.  The occupancy rate for the three months ended June 30, 2004 was 92.5% compared to 84.6% in 2003 and was the result of a marketing program that focused on better utilization of the hotel and increased play on the gaming floor.  We also changed the mix of slot machines and table games on the casino floor by adding 50 slot machines and dropping 7 tables games.  Gaming revenue at Bullwhackers increased by $1.6 million, or 24.1%, due to the introduction of penny machines that were part of the facility renovations completed in 2003 and a more aggressive marketing program that is focused on the “locals” market.

Management service fees from Casino Rama increased by $.7 million, or 23.5%, to $3.9 million from $3.2 million in 2003.  The increase in management service fees is a result of marketing programs that focus on trip generation, recent visitors, the hotel and convention center and the concert program.  These programs have increased attendance, hotel occupancy and slot play in the casino.

Food, beverage and other revenue increased in 2004 by $2.2 million, or 6.5%, to $36.1 million from $33.9 million in 2003.  Charles Town increased its food, beverage and other revenue by $.7 million as a result of the increased attendance.  At Casino Magic-Bay St. Louis, food, beverage and other revenue, including hotel revenues, increased by $.4 million as a result of the marketing programs that were implemented to increase hotel occupancy and feature our dining outlets.  Hollywood Casino Aurora increased its food, beverage and other revenue by $1.0 million as the new admission charge offset the decline in food and beverage revenue that resulted from the 38.2% decline in attendance.

Promotional allowances increased in 2004 by $1.4 million to $16.4 million from $15.1 million in 2003.  Of the $1.4 million, approximately $.2 million of the increase was attributed to Charles Town because of the expansion of the facility and $.4 million was attributable to the marketing of the hotel and convention center at Casino Magic-Bay St. Louis.  At Hollywood Casino Aurora, promotional allowances increased by $.8 million as a result of providing complimentary admissions to our most profitable customers.

Racing revenues

Net racing revenues at our Pennsylvania facilities and the Bangor Historic Track increased in 2004 by $.4 million, or 1.4%, to $27.5 million from $27.1 million in 2003.

Pennsylvania racing had a slight decline in racing revenues despite successful triple crown race days involving Pennsylvania–bred Smarty Jones.  This slight decline was offset by the revenue from the Bangor Historic Track harness meet run as part of the Company for the first time.

There were no significant changes in food, beverage and other revenues at our racing properties.

Operating Expenses

Operating expenses, three months ended June 30, 2004

	Gaming	Racing	Total
Gaming	$135,623	$—	$135,623
Racing	—	18,001	18,001
Food, beverage and other expenses	25,708	2,333	28,041
General and administrative	41,723	3,361	45,084
Depreciation and amortization	16,049	784	16,833
Total operating expenses	$219,103	$24,479	$243,582

Operating expenses, three months ended June 30, 2003

	Gaming	Racing	Total
Gaming	$130,022	$—	$130,022
Racing	—	17,837	17,837
Food, beverage and other expenses	27,494	2,178	29,672
General and administrative	44,010	2,886	46,896
Depreciation and amortization	14,043	877	14,920
Total operating expenses	$215,569	$23,778	$239,347

Gaming operating expenses

Operating expenses for the three month period ended June 30, 2004 increased by $4.2 million, or 1.8%, to $243.6 million from $239.3 million in 2003. Our largest increases in operating expenses occurred at Charles Town, Casino Magic-Bay St. Louis and Bullwhackers Casino.

Gaming expenses increased in 2004 by $5.6 million, or 4.3%, to $135.6 million from $130.0 million in 2003.  At the Charles Town Entertainment Complex, gaming expenses increased by $10.7 million, or 22.9%, over the same period from last year due to the opening of an additional 38,000 square feet of gaming space with 700 new slot machines in July of 2003.  Of this total, gaming taxes increased by $9.6 million.  At Casino Magic—Bay St. Louis, gaming expenses increased by $1.4 million and included higher gaming taxes and slot machine participation fees that increased with revenues and higher marketing expenses for entertainment and players’ club promotions.  Gaming expenses at Bullwhackers increased by $1.4 million or, 40.4%, primarily as a result of the higher gaming taxes associated with higher revenues and increased marketing expenses for advertising and players’ club promotions.  Gaming expenses at Hollywood Casino Aurora declined by $6.8 million due to the changes made in the operation of the facility and lower gaming and admissions taxes paid because of the 17.6% decrease in gaming revenue.

Food, beverage and other expenses decreased in 2004 by $1.8 million to $25.7 million from $27.5 million in 2003.  Most of the decrease is attributed to Hollywood Casino Aurora and was a direct result of the 38.2% decrease in attendance.  At Charles Town, food, beverage and other expenses increased due to the significant gains in attendance during the period compared to last year as a result of the gaming space expansion in July of 2003.  With the additional gaming space, we had to increase staff to properly service our customers and we had increased cost of sales due to increased food and beverage revenues.

General and administrative expenses decreased by $2.3 million to $41.7 million in 2004 from $44.0 million in 2003. General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit.  Our Hollywood Casino Aurora operation had a $1.4 million reduction in general and administrative overhead expenses primarily as a result of reduced staffing.  Hollywood Casino Tunica and Casino Rouge reduced their general and administration costs by approximately $.5 million each as expenses were lower for property and general liability insurance, health insurance and outside services. The other properties did not have any significant changes in their expenses.  Corporate overhead expenses increased by $.4 million for the three months ended June 30, 2004 as compared to 2003. We continued to incur expenses for lobbying and site development expenses in connection with Pennsylvania slot legislation and Maine slot regulations.  Other corporate expenses such as payroll and employee benefits, legal, outside services and travel have increased as a result of the Hollywood Casino acquisition in March of 2003.  Notably, our corporate overhead as a percentage of our net revenues has remained at 2.1% in both years.

Depreciation and amortization expense increased by $2.0 million, or 14.3%, to $16.0 million in 2004 from $14.0 million in 2003. The increase was primarily a result of the expansion at Charles Town for additional gaming space and the parking structure, the hotel complex at Casino Magic-Bay St. Louis and the purchase of new slot machines at many of our properties.

Racing operating expenses

Total racing expenses at our Pennsylvania facilities and Bangor Historic Track increased in 2004 by $.7 million, or 2.9%, to $24.5 million from $23.8 million in 2003.  Bangor Historic Track had racing expenses of $.4 million for its racing meet this period.

Racing expenses that have a direct relationship to racing revenue such as purse expense, pari-mutuel taxes, simulcast fees and totalisator expense all decreased along with the decrease in racing revenues at our Pennsylvania facilities and were offset by the racing expenses at Bangor Historic Track.

Other racing related expenses such as food, beverage and other expenses, general and administrative expenses have increased as a result of the Bangor Historic Track expenses and depreciation expenses decreased slightly due to the age of the facilities and equipment.

Income from operations

Operating income increased by $6.0 million, or 11.5%, to $57.9 million for the three months ended June 30, 2004 from $51.9 million in 2003. The primary drivers, as discussed above, in the growth of income from operations was Charles Town, which accounted for $4.6 million and Casino Rouge, which accounted for $1.7 million of the change.

Other income (expense)

Other income (expense) summary (in thousands):

Three Months Ended June 30,	2003	2004
Other income (expense):
Interest expense	$(21,288)	$(19,207)
Interest income	444	466
Earnings from joint venture	719	632
Other	(651)	(528)
Total other expenses, net	$(20,776)	$(18,637)

Interest expense decreased by $2.1 million for the three months ended June 30, 2004 compared to 2003 as a result of reducing our debt by $60.4 million since June 30, 2003.  Subject to the availability of attractive acquisition or project opportunities, we expect to continue to accelerate our principal payments as free cash flow allows.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by continuing operating activities was $87.3 million for the six months ended June 30, 2004. This consisted of net income of $46.4 million, non-cash reconciling items of $42.8 million and net decreases in current liability accounts along with net decreases in current asset accounts of $1.9 million.

Cash flows used in continuing investing activities totaled $20.3 million for the six months ended June 30, 2004. Expenditures for property, plant, and equipment totaled $28.8 million and included $10.0 million at Charles Town for the Phase III expansion project, $3.5 million for a land purchase at Boomtown and $15.3 million in maintenance capital expenditures including new slot machines. We also received a $3.1 million cash distribution from our New Jersey joint venture.

Cash used in continuing financing activities was $21.5 million for the six months ended June 30, 2004. Principal payments on long-term debt included $22.6 million in payments under our credit facility. Net proceeds from the exercise of stock options totaled $3.9 million.

Outlook

Based on our current level of continuing operations, and anticipated revenue growth, we believe that cash generated from operations and amounts available under our credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available under our credit facility or otherwise will be available to enable us to service our indebtedness, including the credit facility and the notes, to retire or redeem the notes when required or to make anticipated capital expenditures. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. We may need to refinance all or a portion of our debt on or before maturity. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

The following table summarizes our expected capital expenditures, other than maintenance capital expenditures, by property for the fiscal year ended December 31, 2004 and actual expenditures during the second quarter of 2004 (in thousands):

Property	Expected for Year Ended December 31, 2004	Expenditures Through June 30, 2004	Balance to Expend
Charles Town Entertainment Complex	$34,100	$9,970	$24,130
Boomtown Biloxi and others	5,500	3,481	2,019
Totals	$39,600	$13,451	$26,149

The Charles Town Entertainment Complex has started the work for Phase III of the facility expansion. Phase III includes the expansion of the parking garage by approximately 1,050 spaces, adding an additional 1,000 slot machines and related equipment and infrastructure improvements, including a loading dock, dry storage area, offices and a maintenance shop. The parking garage was completed and opened on July 1, 2004.  We have installed 300 slot machines and the new gaming area with an additional 700 slot machines should be open by the third quarter 2005.

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

During the six months ended June 30, 2004, we spent approximately $15.3 million for maintenance capital expenditures at our properties.

For 2004, we expect to spend approximately $49.7 million for maintenance capital expenditures at our properties. Of this total, approximately $12.5 million will be spent on ticket-in, ticket-out slot technology at our facilities in states where the new technology is approved.

Cash generated from operations funded our capital expenditures and maintenance capital expenditures.

Debt

— Senior Secured Credit Facility

At June 30, 2004, we had an outstanding balance of $377.6 million on the Term Loan D facility and $91.8 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $8.2 million. The weighted average interest rate on the Term D facility is 4.05% at June 30, 2004, excluding swaps and deferred finance fees.

— Hollywood Casino Shreveport Notes, Liabilities Held for Sale

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

On February 3, 2004, our indirect subsidiary, HCS I, Inc., the managing general partner of Hollywood Casino Shreveport general partnership, or HCS, announced that its Board of Directors had initiated a process that it hoped would result in the sale or other disposition of the riverboat casino/hotel complex of HCS located in Shreveport, Louisiana. The announcement followed action by the Board authorizing HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee to oversee the sale process. The Board created the independent committee in case we had decided to participate as a bidder in the sale process. The Board took action after consultation with an ad hoc committee of holders of the Hollywood Casino Shreveport notes.  Although no formal agreement has been reached with the ad hoc committee regarding the sale process, HCS anticipates that it will consult with the ad hoc committee throughout the process.  Subsequently, we decided not to participate in the bidding process.  There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Hollywood Casino Shreveport notes in full.  Further, the holders of the Hollywood Casino Shreveport notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies. HCS currently anticipates that any transaction would be effected through a federal bankruptcy proceeding. HCS did not make the August 1, 2003, the February 1, 2004 and August 1, 2004 interest payments, aggregating $36.9 million, due on the Hollywood Casino Shreveport notes. The Hollywood Casino Shreveport notes have been in default under the terms of their respective note indentures since May 2003. The Hollywood Casino Shreveport notes are classified as liabilities held for sale at June 30, 2004.

—Covenants

Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios. In addition, our senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. The terms of our senior subordinated notes contain similar restrictions. Except for the defaults under the Hollywood Casino Shreveport notes, for which the Company (other than the Shreveport entities) is not liable, at June 30, 2004, we were in compliance with all required financial covenants.

Commitments and Contingencies

—Contractual Cash Obligations

The following table presents our contractual cash obligations as of June 30, 2004:

	Total	2004			2009 and After
			Payments Due By Period
			2005 - 2006	2007 - 2008
	(In thousands)
Senior secured credit facility(1)	$377,606	$1,898	$7,591	$368,117	$—
11 1/8% senior subordinated notes due 2008(2)
Principal	200,000	—	—	200,000	—
Interest	89,000	11,125	44,500	33,375	—
8 7/8% senior subordinated notes due 2010(3)
Principal	175,000	—	—	—	175,000
Interest	93,188	7,766	31,063	31,062	23,297
6 7/8% senior subordinated notes due 2011(4)
Principal	200,000	—	—	—	200,000
Interest	103,125	6,875	27,500	27,500	41,250
Purchase obligations	15,149	6,341	5,303	2,485	1,020
Construction commitments	5,600	5,600	—	—	—
Capital Leases	14,927	1,142	3,694	4,375	5,716
Operating Leases	24,947	2,919	8,422	5,595	8,011
Total	$1,298,542	$43,666	$128,073	$672,509	$454,294

(1)           As of June 30, 2004 there was no indebtedness outstanding under the credit facility and there was approximately $91.8 million available for borrowing under the revolving credit portion of the credit facility.

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

—Other Commercial Commitments

The following table presents our material commercial commitments as of June 30, 2004 for the following future periods:

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		2004	2005 – 2006	2007 2008	2009 and After
	(In thousands)

Revolving Credit Facility(1)	$—	$—	$—	$—	$—
Letters of Credit(1)	8,174	8,174	—	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	8,433	8,433	—	—	—
Total	$16,607	$16,607	$—	$—	$—

(1)           The available balance under the revolving portion of the $100 million senior secured credit facility is diminished by outstanding letters of credit.

(2)           In connection with our 50% ownership interest in Pennwood Racing, Inc., our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood’s lender to guarantee up to 50% of Pennwood’s $16.9 million term loan. Our obligation as of June 30, 2004 under this guarantee is approximately $8.4 million.

—Interest Rate Swap Agreements

See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below.

Accounting Pronouncements Issued or Adopted in 2004

There are no accounting standards issued before June 30, 2004 but effective after December 31, 2003 which are expected to have a material impact on our financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information as of June 30, 2004, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps.  For debt obligations, the table presents notional amounts and weighted average interest rates by maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted average variable rates are based on implied forward rates in the yield curve as of June 30, 2004.

	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Long-term debt:
Variable rate	$1,898	$3,795	$3,795	$368,117	$—	$—	$377,605
Average interest rate	4.05%	4.05%	4.05%	4.05%

Leases	$1,142	$1,783	$1,912	$2,087	$2,288	$5,715	$14,927
Average interest rate(1)	6.74%	6.74%	6.74%	6.74%	6.74%	6.74%

Interest rate derivatives:
Interest rate swaps
Variable to fixed	$—	$175,000	$200,000	$—	$—	$—	$375,000
Average pay rate		1.92%	2.48%
Average receive rate (2)		1.59%	1.59%

(1)  Interest payable is based on the Six Month London Interbank Offer Rate (LIBOR) plus a spread.

(2)  Interest payable is based on the Six Month London Interbank Offer Rate (LIBOR).

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

On March 27, 2003, we entered into forward interest rate swap agreements with a total notional amount of $375.0 million in accordance with the terms of the $800 million senior secured credit facility.  There are six two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005.  Under these contracts, we pay a fixed rate of 1.92% against a variable rate based on the 90-day LIBOR rate.  We also entered into six six-year swap contracts totaling $200 million with a termination date of March 27, 2006.  Under these contracts, we pay a fixed rate of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate.  The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument.  At June 30, 2004, the 90-day LIBOR rate was 1.61%.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2004, which is the end of the period covered by this Quarterly Report on

Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

On February 3, 2004, our indirect subsidiary, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors has initiated a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex of HCS located in Shreveport, Louisiana.  We anticipate that any transaction may be effected through a federal bankruptcy proceeding.  There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Hollywood Casino Shreveport notes in full.  Further, the holders of the Hollywood Casino Shreveport notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.  On August 1, 2003, February 1, 2004 and August 1, 2004, interest payments of $12.3 million each became due on the Hollywood Casino Shreveport notes.  The managing general partner of Hollywood Casino Shreveport did not make those payments.

The Hollywood Casino Shreveport notes are non-recourse to Penn and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.) and are secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.  Further, an event of default under the indentures for the Hollywood Casino Shreveport notes does not cause an event of default under the Company’s senior secured credit facility or senior subordinated notes. The Hollywood Casino Shreveport notes have been in default under the terms of their respective note indentures since May 2003. The Hollywood Casino Shreveport notes are classified as liabilities held for sale at June 30, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Annual Meeting of Shareholders of the Company was held on May 26, 2004.

(b)           All director nominees were elected.

(c)           Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors:

Name	Votes For	Votes Withheld
Robert P. Levy	30,773,183	8,042,347
Barbara Z. Shattuck	37,221,595	1,593,935

Peter M. Carlino, Harold Cramer, David A. Handler and John M. Jacquemin also serve as directors of the Company, and their terms of office continued after the Annual Meeting.

Ratification of the appointment of BDO Seidman, LLP, as independent auditors of the Company’s books, records and accounts for the year ending December 31, 2004:

Votes For	Votes Against	Votes Withheld
38,584,415	230,111	37,106

ITEM 5.  OTHER INFORMATION

Recent Developments

Since the filing of our last Annual Report on Form 10-K, as amended, several developments have occurred with respect to certain matters noted in our annual report.

On July 5, 2004, Pennsylvania Governor Edward G. Rendell signed into law the Pennsylvania Race Horse Development and Gaming Act.  Under this new law, we are entitled to one category 1 slot machine license per facility.  The law provides that a single company and its affiliates may own only one slot machine license and not more than a one third interest in another slot machine license. Given these ownership restrictions, our current plan is to develop a slots facility at our Penn National Race Course near Harrisburg.  Under this plan, we expect to open in a permanent facility with 2,000 slot machines in early 2006 and expand to up to 5,000 machines based on demand.  With respect to Pocono Downs, we intend to continue to evaluate the new law and weigh our options and potential opportunities.  It is expected that the Pennsylvania Gaming Control Board will be operational by the end of 2004.

With respect to Bangor Historic Track, Inc., we are still awaiting licensing approval and final regulatory provisions.  Under the current law, we would be permitted to operate up to 1,500 slot machines at this facility.  While slot machine operator licensing, as required by statute, could be completed as early as September 30, 2004, we anticipate the required licensing of machine manufacturers and distributors, and finalization of rules necessary for slots to become operational, to be completed next year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit	Description of Exhibit

3.1	Second Amended and Restated Bylaws of Penn National Gaming, Inc.

10.1	Employment Agreement dated May 26, 2004 between Penn National Gaming, Inc. and Peter M. Carlino

10.2	Employment Agreement dated May 26, 2004 between Penn National Gaming, Inc. and Kevin DeSanctis

10.3

Amendment dated July 30, 2004 to Live Racing Agreement among Penn National Turf Club, Inc., Mountainview Thoroughbred Racing Association and the Pennsylvania Horsemen’s Benevolent and Protective Association, Inc.

10.4

Amendment No. 1 to Credit Agreement dated as of June 9, 2004, to the Credit Agreement dated as of March 3, 2003, as amended and restated as of December 5, 2003 among Penn National Gaming, Inc., Bear Stearns & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns Corporate Lending Inc., Socìete Generale, Credit Lyonnais New York Branch and the lenders party thereto.

10.5	Agreement dated June 15, 2004 between PNGI Charles Town Gaming and the West Virginia Thoroughbred Breeders Association

31.1	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes—Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes—Oxley Act of 2002

(b) Reports on Form 8-K

Report	Item(s) No.	Date of Report	Date Filed or Furnished
Form 8-K	12 and 7	April 21, 2004	Furnished April 23, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.

August 9	, 2004	By:
/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer