Form 10-Q
period 2004-09-30
PENN NATIONAL GAMING INC
filed 2004-11-08
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of November 3, 2004
Common Stock, par value $.01 per share	40,704,383

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from the Company’s expectations.  Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the passage of state, federal or local legislation that would expand, restrict, further tax or prevent gaming operations in the jurisdictions in which we do business; our ability to successfully consummate the proposed sale of the Pocono Downs facility; the activities of our competitors; increases in our effective rate of taxation at any of our properties or at the corporate level; successful completion of capital projects at our gaming and pari-mutuel facilities; the existence of attractive acquisition candidates and the costs and risks involved in the pursuit of those acquisitions (including without limitation the Company’s proposed acquisition of Argosy Gaming Company); our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses (including without limitation the issuance of final operators’ licenses in Maine and Pennsylvania); delays in the process of finalizing gaming regulations and the establishment of related governmental infrastructure in Pennsylvania and Maine; the maintenance of agreements with our horsemen and pari-mutuel clerks; our dependence on key personnel; the impact of terrorism and other international hostilities; the availability and cost of financing; the outcome and financial impact from the event of default under the indentures governing the Hollywood Casino Shreveport notes and other factors as discussed in the Company’s filings with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

ii

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
INDEX

iii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2003	September 30, 2004
		(unaudited)
Current assets:
Cash and cash equivalents	$81,567	$83,200
Receivables, net of allowance for doubtful accounts of $2,062 and $3,903, respectively	25,739	34,475
Prepaid income taxes	7,593	7,583
Prepaid expenses and other current assets	25,447	18,699
Deferred income taxes	17,284	17,568
Total current assets	157,630	161,525

Net property and equipment, at cost	594,152	593,933

Other assets:
Investment in and advances to unconsolidated affiliate	17,187	15,372
Excess of cost over fair market value of net assets acquired	586,969	587,757
Management service contract (net of amortization of $6,719 and $8,602, respectively)	19,027	17,143
Deferred financing costs, net	28,214	24,947
Miscellaneous	10,813	31,112
Assets held for sale	195,607	196,346
Total other assets	857,817	872,677
Total assets	$1,609,599	$1,628,135
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$5,634	$4,906
Accounts payable	10,785	9,061
Accrued Liabilities:
Expenses	45,950	44,185
Interest	11,736	3,046
Salaries and wages	27,482	26,115
Gaming, pari-mutuel, property and other taxes	11,940	14,489
Income taxes payable	9,313	25,733
Other current liabilities	7,698	10,785
Total current liabilities	130,538	138,320

Long term liabilities:
Long-term debt, net of current maturities	984,489	904,888
Deferred income taxes	13,354	19,117
Liabilities held for sale	171,340	186,122
Total long-term liabilities	1,169,183	1,110,127

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; shares issued 40,621,350 and 41,466,283, respectively	409	417
Restricted Stock, 80,000 shares issued	—	(2,234)
Treasury stock, at cost 849,400 shares	(2,379)	(2,379)
Additional paid-in capital	162,442	178,233
Retained earnings	148,055	202,681
Accumulated other comprehensive income	1,351	2,970
Total shareholders’ equity	309,878	379,688
Total Liabilities and Shareholder’s Equity	$1,609,599	$1,628,135

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Revenues
Gaming	$648,248	$751,165
Racing	40,093	38,359
Management service fee	9,869	11,950
Food, beverage and other revenue	98,144	111,935
Gross revenues	796,354	913,409
Less: Promotional allowances	(40,746)	(49,408)
Net revenues	755,608	864,001

Operating Expenses
Gaming	353,753	411,814
Racing	32,093	30,047
Food, beverage and other expenses	69,475	73,155
General and administrative	123,792	135,689
Depreciation and amortization	41,551	49,413
Total operating expenses	620,664	700,118

Income from continuing operations	134,944	163,883

Other income (expenses)
Interest expense	(56,510)	(57,590)
Interest income	1,269	1,299
Earnings from joint venture	1,632	1,298
Other	(649)	(796)
Loss on change in fair values of interest rate swaps	(527)	—
Loss on early extinguishment of debt	(1,310)	—
Total other expenses, net	(56,095)	(55,789)

Income from continuing operations before income taxes	78,849	108,094
Taxes on income	29,724	39,550
Net income from continuing operations	49,125	68,544
(Loss) from discontinued operations, net of tax benefit of $3,652 and $7,444, respectively	(6,846)	(13,918)
Net income	$42,279	$54,626

Earnings per share — basic
Income from continuing operations	$1.25	$1.71
Discontinued operations, net of tax	(0.18)	(0.35)
Basic net income per share	$1.07	$1.36

Earnings per share — diluted
Income from continuing operations	$1.21	$1.65
Discontinued operations, net of tax	(0.17)	(0.33)
Diluted net income per share	$1.04	$1.32

Weighted shares outstanding
Basic	39,408	40,116
Diluted	40,525	41,520

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2003	2004
Revenues
Gaming	$233,878	$251,372
Racing	12,555	12,371
Management service fee	4,005	4,584
Food, beverage and other revenue	36,084	37,146
Gross revenues	286,522	305,473
Less: Promotional allowances	(15,505)	(16,742)
Net revenues	271,017	288,731

Operating Expenses
Gaming	126,297	138,990
Racing	10,118	9,740
Food, beverage and other expenses	25,010	24,251
General and administrative	45,599	43,808
Depreciation and amortization	15,545	16,492
Total operating expenses	222,569	233,281

Income from continuing operations	48,448	55,450

Other income (expenses)
Interest expense	(21,166)	(18,970)
Interest income	403	483
Earnings from joint venture	327	205
Other	104	(186)
Total other expenses, net	(20,332)	(18,468)

Income from continuing operations before income taxes	28,116	36,982
Taxes on income	10,263	13,410
Net income from continuing operations	17,853	23,572
(Loss) from discontinued operations, net of tax benefit of $1,891 and $3,419, respectively	(4,238)	(6,382)
Net income	$13,615	$17,190

Earnings per share — basic
Income from continuing operations	$0.46	$0.58
Discontinued operations, net of tax	(0.11)	(0.15)
Basic net income per share	$0.35	$0.43

Earnings per share — diluted
Income from continuing operations	$0.44	$0.56
Discontinued operations, net of tax	(0.10)	(0.15)
Diluted net income per share	$0.34	$0.41

Weighted shares outstanding
Basic	39,214	40,437
Diluted	40,388	41,926

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Unaudited)
(In thousands, except share data)

							Accumulated
					Additional		Other
	Common Stock		Restricted	Treasury	Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Amount	Stock	Stock	Capital	Earnings	Income (Loss)	Total	Income
Balance, December 31, 2003	40,621,350	$409	$—	$(2,379)	$162,442	$148,055	$1,351	$309,878	$—
Exercise of stock options including tax benefit of $7,126	844,933	8	—	—	13,397	—	—	13,405	—
Restricted Stock Issue	—	—	(2,234)	—	2,394	—	—	160	—
Change in fair value of interest rate swap contracts, net of income taxes of $918	—	—	—	—	—	—	1,502	1,502	1,502
Amortization of unrealized loss on interest rate contracts, net of income taxes of $44	—	—	—	—	—	—	82	82	—
Foreign currency translation adjustment	—	—	—	—	—	—	35	35	35
Net income	—	—	—	—	—	54,626	—	54,626	54,626
Balance September 30, 2004	41,466,283	$417	$(2,234)	$(2,379)	$178,233	$202,681	$2,970	$379,688	$56,163

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities
Net income from operations	$42,279	$54,626
Loss from discontinued operations	6,846	13,918
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	41,551	49,413
Amortization of deferred financing costs charged to interest expense	3,055	4,032
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense	1,161	81
Earnings from joint venture	(1,632)	(1,298)
Loss on sale of net assets	1,902	1,325
Loss relating to early extinguishment of debt, before income tax benefit	1,310	—
Deferred income taxes	4,141	5,479
Tax benefit from stock options exercised	2,338	7,126
Loss on change in value of interest rate swap contracts	527	—
Decrease (increase), net of businesses acquired
Accounts receivable	1,301	(8,735)
Prepaid expenses and other current assets	(7,815)	6,783
Prepaid income taxes	4,125	10
Miscellaneous other assets	10,566	(20,843)
Increase (decrease), net of businesses acquired
Accounts payable	(1,834)	(1,724)
Accrued expenses	7,917	(1,765)
Accrued interest	(23,712)	(7,187)
Accrued salaries and wages	(7,743)	(1,367)
Gaming, pari-mutuel, property and other taxes	(4,500)	2,549
Income taxes payable	21,058	16,420
Other current liabilities	(2,935)	3,087
Net cash provided by operating activities	99,906	121,930

Cash flows from investing activities
Expenditures for property and equipment	(47,133)	(48,133)
Payments to terminate interest rate swap contract	(1,902)	—
Proceeds from sale of property and equipment	663	458
Acquisition of business, net of cash acquired	(276,415)	(954)
Cash in escrow	1,000	—
Distributions from joint venture	790	3,112
Net cash (used) in investing activities	(322,997)	(45,517)

Cash flows from financing activities
Proceeds from exercise of options	1,755	6,279
Proceeds from long term debt	700,000	146
Principal payments on long-term debt	(453,554)	(80,475)
Increase in unamortized financing cost	(19,027)	(765)
Net cash provided by (used in) financing activities	229,174	(74,815)

Effect of exchange rate fluctuations on cash	290	35
Net increase in cash and cash equivalents	6,373	1,633

Cash and cash equivalents for beginning of period	54,535	81,567
Cash and cash equivalents for end of period	$60,908	$83,200

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of its continuing operations for the three and nine month periods ended September 30, 2003 and 2004. The results of continuing operations experienced for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be experienced for the fiscal year ending December 31, 2004.  The Company has classified the assets, liabilities and results of operations of Hollywood Casino Shreveport and The Downs Racing, Inc. and its subsidiaries, as assets and liabilities held for sale and discontinued operations at September 30, 2004.  (See Note 12).

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

2.             Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net of gaming wins less losses.  Net revenues exclude the retail value of complimentary rooms, and food and beverage furnished gratuitously to customers.  These amounts, which are included in promotional allowances, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2004	2004
	(In thousands)
Rooms	$1,978	$2,040	$4,698	$5,848
Food and beverage	11,472	11,823	31,668	35,274
Other	2,055	2,879	4,380	8,286
Total promotional allowances	$15,505	$16,742	$40,746	$49,408

The estimated cost of providing such complimentary services, which is included in operating expenses, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Rooms	$1,884	$1,962	$4,467	$5,611
Food and beverage	8,275	8,494	22,613	25,301
Other	834	968	2,143	2,559
Total cost of complimentary services	$10,993	$11,424	$29,223	$33,471

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

3.             Earnings Per Share

The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share are set forth in the table below.  For the three and nine month periods ended September 30, 2003 and 2004, the effect of all outstanding stock options have been included in the calculation of diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Weighted average number of shares outstanding—Basic earnings per share	39,214	40,437	39,408	40,116
Dilutive effect of stock options	1,174	1,489	1,117	1,404
Weighted average number of shares outstanding—Diluted earnings per share	40,388	41,926	40,525	41,520

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Net income, as reported	$13,615	$17,190	$42,279	$54,626
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	76	—	101
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	769	2,639	2,233	4,685
Pro forma net income	$12,846	$14,627	$40,046	$50,042

Earnings per share:
Basic-as reported	$0.35	$0.43	$1.07	$1.36
Basic-pro forma	$0.33	$0.36	$1.02	$1.25
Diluted-as reported	$0.34	$0.41	$1.04	$1.32
Diluted-pro forma	$0.32	$0.35	$0.99	$1.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Nine months ended September 30,	2003	2004
Risk-free interest rate	3.0%	3.0%
Volatility	43.0%	31.0%
Dividend yield	0.0%	0.0%
Expected life (years)	6	6

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

The Company is also dependant upon stable gaming and admission taxes in the states in which it operates.  Any change in such taxes could have a material adverse affect on future results of operations.

6.             Property and Equipment

Property and equipment consist of the following:

	December 31, 2003	September 30, 2004
	(In thousands)
Land and improvements	$100,164	$106,420
Building and improvements	416,710	429,310
Furniture, fixtures, and equipment	191,363	210,750
Transportation equipment	1,246	1,474
Leasehold improvements	11,005	12,075
Construction in progress	6,093	10,798
Total property and equipment	726,581	770,827
Less: accumulated depreciation and amortization	132,429	176,894
Property and equipment, net	$594,152	$593,933

Interest capitalized in connection with major construction projects was $.3 million for the year ended December 31, 2003 and for the nine months ended September 30, 2004, respectively.  Depreciation and amortization expense, for property and equipment, totaled $39.7 million and $47.5 million for the nine months ended September 30, 2003 and 2004, respectively.

7.             Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2003	2004
	(In thousands)
Cash payments of interest	$74,735	$59,713
Cash payments of income taxes	$—	$13,079

Acquisitions: Hollywood Casino Corporation
Cash Paid	$397,948	$—
Fair value of assets acquired, including cash acquired of $133,867 in 2003	$976,245	$—
Fair value of liabilities assumed	$578,297	$—

8.             Long-term Debt

                Long-term debt is as follows (in thousands):

	December 31, 2003	September 30, 2004
	(In thousands)
Senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company.	$399,700	$320,000
$200 million 11 1/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	200,000	200,000
$175 million 8 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	175,000	175,000
$200 million 6 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	200,000	200,000
Capital leases	15,423	14,794
	990,123	909,794
Less: current maturities	5,634	4,906
Total long-term debt	$984,489	$904,888

                The following is a schedule of future minimum repayments of long-term debt as of September 30, 2004 (in thousands):

2004 (3 months)	$1,691
2005	4,992
2006	5,119
2007	314,815
2008	202,270
2009	1,997
Thereafter	378,910
Total minimum payments	$909,794

At September 30, 2004, the Company had a contingent obligation under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $6.8 million.

The senior secured credit facility requires the Company, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios. In addition, the senior secured credit facility restricts, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. The terms of the senior subordinated notes contain similar restrictions. Except for the defaults under the Hollywood Casino Shreveport notes, for which the Company (other than the Shreveport entities) is not liable, at September 30, 2004 the Company was in compliance with all required financial covenants.

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

The table below presents information about reporting segments (in thousands):

As of and for the nine months ended
September 30, 2004	Gaming	Racing	Eliminations		Total
Revenue	$820,124	$43,877	$—		$864,001
Income from operations	160,654	3,229	—		163,883
Depreciation and Amortization	48,204	1,209	—		49,413
Total Assets	2,670,005	93,812	(1,135,682	)(2)	1,628,135

As of and for the nine months ended
September 30, 2003	Gaming(1)	Racing	Eliminations		Total
Revenue	$710,281	$45,327	$—		$755,608
Income from operations	131,004	3,940	—		134,944
Depreciation and Amortization	40,386	1,165	—		41,551
Total Assets	2,720,336	93,710	(1,173,343	)(2)	1,640,703

(1)                                  Reflects results of Hollywood Casino Tunica and Hollywood Casino Aurora since the March 3, 2003 acquisition, which the Company accounts for as of March 1, 2003.

(2)                                  Primarily reflects elimination of intercompany investments, receivables and payables.

10.          Litigation

Penn and its subsidiaries are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. Except as set forth below, the Company does not believe that the final outcome of these matters will have a material adverse affect on the Company’s consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

The following proceedings could result in costs, settlements or damages that materially impact the Company’s consolidated financial condition or operating results. In each instance, the Company believes that it has meritorious defenses and/or counter-claims and intends to vigorously defend itself.

In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against the Company in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking a declaratory judgment that the plaintiff landlord is entitled to terminate the lease and/or void the Company’s option to renew the lease due to certain alleged defaults by the Company or its predecessors-in-interest. The term of the Company’s lease expired in January 2004 and the Company exercised its automatic right to renew for an additional five year term (which, as previously noted is being contested by the landlord). In September 2003 the court granted the Company a partial motion for summary judgment.  On October 26, 2004, in ruling on a motion for summary judgment filed by the plaintiff, the court determined that the Company was in default of an obligation in the lease and that the lease is dissolved.  The Company plans to vigorously appeal this decision, which will suspend any effect of the October 26, 2004 order during the pendency of the appeal.  Depending on the outcome of the appeal, the Company may eventually choose from options which may include entering into a new lease with the plaintiff, purchasing the property from the plaintiff or relocating.

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

On September 10, 2004, certain creditors of the Hollywood Casino Shreveport filed with the U.S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana, an involuntary petition against Hollywood Casino Shreveport for relief under chapter 11 of the U.S. Bankruptcy Code.  On October 30, 2004, the Bankruptcy Court entered an order for relief.  Hollywood Casino Shreveport will continue to manage its assets and business as a “debtor in possession” subject to the powers and supervision of the Bankruptcy Court pursuant to chapter 11.  In addition, on October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of Hollywood Casino Shreveport, HWCC-Louisiana, Inc., the parent company of both HCS I, Inc. and HCS II, Inc., and Shreveport Capital Corporation commenced voluntary cases under chapter 11 in the U.S. Bankruptcy Court, Western District of Louisiana, which cases are pending.

11.          Subsidiary Guarantors

Under the terms of the senior subordinated notes, all of the Company’s domestic subsidiaries are guarantors under the agreement, except for HWCC-Argentina, Inc., an inactive subsidiary, and HWCC-Louisiana, Inc., HWCC-Shreveport, Inc. HCS I, Inc., HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation and their respective subsidiaries (the “Subsidiary Non-Guarantors”).  The guarantees provided by our subsidiaries are full and unconditional, joint and several.  There are no significant restrictions in the indentures on the Company’s ability to obtain funds from its subsidiaries, except for the Subsidiary Non-Guarantors, by dividend or loan. However, we note that in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

Summarized financial information as of December 31, 2003 and September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 for Penn, the Subsidiary Guarantors and Subsidiary Non-guarantors is as follows:

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of September 30, 2004
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$24,317	$124,190	$50,827	$1,094	$200,428
Net property and equipment, at cost	8,444	620,164	104,832	—	733,440
Other assets	1,175,034	660,949	(4,940)	(1,136,776)	694,267
Total	$1,207,795	$1,405,303	$150,719	$(1,135,682)	$1,628,135

Current liabilities	$48,769	$59,454	$194,933	$4,308	$307,464
Long-term liabilities	904,755	1,142,804	484	(1,107,060)	940,983
Shareholder’s equity	254,271	203,045	(44,698)	(32,930)	379,688
Total	$1,207,795	$1,405,303	$150,719	$(1,135,682)	$1,628,135

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2004
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$883,390	$116,631	$(1,169)	$998,852
Total operating expenses	17,480	698,907	116,392	(1,169)	831,610
Income (loss) from operations	(17,480)	184,483	239	—	167,242
Other income (expense)	27,854	(83,612)	(24,749)	(8)	(80,515)
Income (loss) before income taxes	10,374	100,871	(24,510)	(8)	86,727
Taxes on income (loss)	6,706	25,287	108	—	32,101
Net income (loss)	$3,668	$75,584	$(24,618)	$(8)	$54,626

Three months ended September 30, 2004
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$294,676	$38,211	$(410)	$332,477
Total operating expenses	5,348	233,031	38,517	(410)	276,486
Income (loss) from operations	(5,348)	61,645	(306)	—	55,991
Other income (expense)	8,767	(27,068)	(10,507)	(8)	(28,816)
Income (loss) before income taxes	3,419	34,577	(10,813)	(8)	27,175
Taxes on income (loss)	1,444	8,508	33	—	9,985
Net income (loss)	$1,975	$26,069	$(10,846)	$(8)	$17,190

Nine months ended September 30, 2004
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by operating activities	$44,408	$81,095	$4,350	$—	$129,853
Net cash provided by (used in) investing activities	33,723	(79,182)	(1,372)	—	(46,831)
Net cash provided by (used in) financing activities	(74,026)	(3,952)	3,164	—	(74,814)
Effect of exchange rate fluctuations on cash	—	54	(19)	—	35
Net increase (decrease) in cash and cash equivalents	4,105	(1,985)	6,123	—	8,243
Cash and cash equivalents at beginning of period	11,217	68,814	26,938	—	106,969
Less cash and cash equivalents from discontinued operations	—	—	(32,012)	—	(32,012)
Cash and cash equivalents at end of period	$15,322	$66,829	$1,049	$—	$83,200

As of December 31, 2003
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$1,153,015	$124,220	$46,231	$(1,133,723)	$189,743
Net property and equipment, at cost	1,793	627,970	110,744	—	740,507
Other assets	70,634	679,152	1,150	(71,587)	679,349
Total	$1,225,442	$1,431,342	$158,125	$(1,205,310)	$1,609,599

Current liabilities	$55,944	$64,489	$162,708	$3,897	$287,038
Long-term liabilities	976,012	1,207,221	5,734	(1,176,284)	1,012,683
Shareholder’s equity	193,486	159,632	(10,317)	(32,923)	309,878
Total	$1,225,442	$1,431,342	$158,125	$(1,205,310)	$1,609,599

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2003
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$775,799	$91,751	$(1,262)	$866,288
Total operating expenses	14,953	623,266	88,038	(1,777)	724,480
Income (loss) from operations	(14,953)	152,533	3,713	515	141,808
Other income (expense)	25,702	(81,981)	(17,198)	10	(73,467)
Income (loss) before income taxes (benefit)	10,749	70,552	(13,485)	525	68,341
Taxes (benefit) on income (loss)	6,518	19,290	254	—	26,062
Net income (loss)	$4,231	$51,262	$(13,739)	$525	$42,279

Three Months ended September 30, 2003
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$277,176	$39,417	$(443)	$316,150
Total operating expenses	5,381	222,419	39,283	(564)	266,519
Income (loss) from operations	(5,381)	54,757	134	121	49,631
Other income (expense)	8,700	(29,026)	(7,328)	10	(27,644)
Income (loss) before income taxes (benefit)	3,319	25,731	(7,194)	131	21,987
Taxes (benefit) on income (loss)	1,671	6,788	185	(272)	8,372
Net income (loss)	$1,648	$18,943	$(7,379)	$403	$13,615

Nine months ended September 30, 2003
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by operating activities	$50,096	$47,763	$10,984	$—	$108,843
Net cash provided by (used in) investing activities	(639,803)	328,985	(252)	—	(311,070)
Net cash provided by (used in) financing activities	590,112	(360,158)	(780)	—	229,174
Effect of exchange rate fluctuations on cash	—	—	290	—	290
Net increase in cash and cash equivalents	405	16,590	10,242	—	27,237
Cash and cash equivalents at beginning of period	3,339	39,333	13,352	—	56,024
Less cash and cash equivalents from discontinued operations	—	—	(22,353)	—	(22,353)
Cash and cash equivalents at end of period	$3,744	$55,923	$1,241	$—	$60,908

12.          Discontinued Operations

On January 30, 2004, the Board of Directors of HCS I, the managing general partner of Hollywood Casino Shreveport, approved a resolution to sell Hollywood Casino Shreveport and authorized their financial advisor, Libra Securities, LLC, to begin contacting potential acquirers.  The Board also authorized the creation of an independent committee of independent Board Members to oversee the sale process.  The Board created the independent committee in the event that Penn decided to participate as a bidder in the sales process.  A press release was issued on February 3, 2004 announcing the sale of the property.  Prospective bidders were invited to tour the property, perform diligence and prepare a bid.   Invitations to bid were mailed to all interested parties, including Penn, on May 4, 2004 and responses were due at Libra Securities, LLC in New York on June 4, 2004.  Oral presentations by the four highest bidders were presented to the ad hoc committee on June 15, 2004 and their revised bids were due on July 6, 2004.  Prior to June 30, 2004, Penn decided not to participate in the bid process.

On August 27, 2004, Hollywood Casino Shreveport, acting by and through its managing general partner, HCS I, Inc., entered into an agreement with Eldorado Resorts, LLC (“Eldorado”) providing for the acquisition of Hollywood Casino Shreveport by certain affiliates of Eldorado.  On October 18, 2004, Hollywood Casino Shreveport, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement (the “Agreement”) with Eldorado, Eldorado Shreveport #1, LLC (“Investor 1”) and Eldorado Shreveport #2, LLC (“Investor II”, and together with Investor I, the “Investors”) providing for the acquisition of the reorganized Hollywood Casino Shreveport by the Investors.  The Investors are each an affiliate of Eldorado.  The Agreement contemplates a financial restructuring of Hollywood Casino Shreveport that will significantly reduce outstanding secured debt obligations and annual cash interest payments.  Hollywood Casino Shreveport intends to effectuate the sale and related financial restructuring transaction through a Chapter 11 bankruptcy reorganization.  The Agreement remains subject to filing with and approval by the Bankruptcy Court, Louisiana Gaming Control Board approval and certain other conditions.

The Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of Hollywood Casino Shreveport as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.  A gain or loss on this transaction has not been recorded or recognized at this time since the sale has not yet been completed and is subject to various approvals.  Financial information for Hollywood Casino Shreveport was previously reported as part of the gaming reporting segment.

Summarized financial information as of and for the three and nine month periods ended September 30, 2004 for Hollywood Casino Shreveport is as follows:

HWCC-Louisiana, Inc. And Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2003	September 30, 2004
		(Unaudited)
Assets

Current assets	$30,828	$37,855
Property and equipment, net	110,743	104,831
Other assets	1,266	1,379
Total assets held for sale	$142,837	$144,065

Liabilities

Current liabilities	$151,046	$164,357
Other noncurrent liabilities	5,732	7,693
Total liabilities held for sale	$156,778	$172,050

HWCC-Louisiana, Inc. And Subsidiaries
Consolidated Statements Of Operations
(In thousands)
(Unaudited)

	Three Months Ended September 30,		March 1, 2003— September 30,	Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenues	$35,412	$33,627	$81,881	$104,681
Income (loss) from operations	$452	$(247)	$3,832	$906
Net (loss)	$(4,919)	$(7,097)	$(8,963)	$(16,121)

On October 15, 2004, the Company announced that it has entered into an agreement whereby a subsidiary of the Company will sell The Downs Racing, Inc., which does business as Pocono Downs, and its subsidiaries, to the Mohegan Tribal Gaming Authority (MTGA).  The transaction, which contemplates a $280 million purchase price before adjustments, fees, taxes and other costs, is expected to close prior to December 31, 2004 and is subject to customary closing conditions and regulatory approvals including approvals from the Pennsylvania Harness Racing Commission.  The agreement also provides MTGA with both pre- and post-closing termination rights in the event of certain materially adverse legislative or regulatory events. The Company expects to use the net proceeds of approximately $175 million for debt reduction.

The Company is divesting Pocono Downs to satisfy a condition of Pennsylvania’s new slot machine legislation that restricts ownership to 100% of one licensed operation and no more than 33% ownership in a second operation.  In addition to Pocono Downs, the Company owns Penn National Race Course in Grantville, Pennsylvania, for which it has announced plans to develop a slot machine facility.

The Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of The Downs Racing, Inc. and its subsidiaries as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.  A gain or loss on this transaction has not been recorded or recognized at this time since the sale has not yet been completed and is subject to various approvals.  Financial information for The Downs Racing, Inc. and its subsidiaries was previously reported as part of the racing reporting segment.

Summarized financial information as of and for the three and nine month periods ended September 30, 2004 for The Downs Racing, Inc. and its subsidiaries is as follows:

The Downs Racing, Inc. And Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2003	September 30, 2004
		(Unaudited)
Assets

Current assets	$603	$1,048
Property and equipment, net	35,610	34,676
Other assets	16,557	16,557
Total assets held for sale	$52,770	$52,281

Liabilities

Current liabilities	$5,453	$4,788
Other noncurrent liabilities	9,109	9,284
Total liabilities held for sale	$14,562	$14,072

The Downs Racing, Inc. And Subsidiaries
Consolidated Statements Of Operations
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenues	$9,721	$10,119	$28,797	$30,169
Income from operations	$1,062	$1,113	$3,284	$3,447
Net income	$681	$715	$2,117	$2,203

13.          Commitments and Contingencies

Employment Agreements

On May 26, 2004, the Company entered into employment agreements with the Chairman and Chief Executive Officer and the President and Chief Operating Officer for an initial term of five years and three years, respectively, renewable thereafter for additional terms.  Each agreement includes a base compensation and bonus provision, a severance clause, a change of control provision and provides for other employee benefits.

14.          Subsequent Events

On November 3, 2004, the Company and Argosy Gaming Company  announced that their boards of directors unanimously approved a definitive merger agreement under which the Company will acquire all of the outstanding shares of Argosy Gaming for $47.00 per share in cash.  The transaction is valued at approximately $2.2 billion, including approximately $805 million of long-term debt of Argosy Gaming and its subsidiaries.  Upon closing, the transaction is expected to be immediately accretive to the Company earnings per share.

The transaction is subject to approval by the Argosy Gaming stockholders and by each company’s respective state regulatory bodies, and to certain other necessary regulatory approvals and other customary closing conditions contained in the merger agreement.  The Company has received a $2.9 billion senior secured underwritten commitment to finance the transaction.  The transaction is not conditioned on financing and is expected to close in the second half of 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and operator of gaming properties, as well as horse racetracks and associated off-track wagering facilities, or OTWs.  We own or operate nine gaming properties located in Colorado, Illinois, Louisiana, Mississippi, Ontario and West Virginia that are focused primarily on serving customers within driving distance of the properties.  We currently own and operate two racetracks and eleven OTWs in Pennsylvania, one racetrack in West Virginia, through a joint venture, own and operate a racetrack in New Jersey, and a racetrack in Maine.  We operate in two reporting segments, gaming and racing, and derive substantially all of our revenues from such operations.  We believe that our portfolio of assets provides us with a diversified cash flow from operations.

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

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                                          The continued emphasis on slot revenue at our properties, which revenue is the consistently profitable segment of the gaming industry.  Certain technology improvements may result in lower operating costs for slot products.

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

Three Months ended September 30, 2003 compared to three months ended September 30, 2004

The results of continuing operations by property level for the three months ended September 30, 2003 and 2004 are summarized below (in thousands):

	Revenues(1)		Income from operations
Gaming Segment	2003	2004	2003	2004
Charles Town Entertainment Complex	$90,088	$104,503	$20,378	$25,809
Hollywood Casino Aurora (2)	54,481	58,509	15,714	15,358
Casino Rouge	25,990	26,022	5,319	5,766
Casino Magic-Bay St. Louis	27,256	25,507	3,444	1,528
Hollywood Casino Tunica (2)	29,501	30,306	3,184	5,122
Boomtown Biloxi	18,314	16,816	2,469	1,611
Bullwhackers	7,187	8,289	701	1,101
Casino Rama Management Contract	4,005	4,584	3,340	4,252
Corporate overhead	—	—	(6,839)	(5,987)
Total Gaming Segment	256,822	274,536	47,710	54,560
Racing Segment
Penn National Race Course and OTWs	14,195	13,632	738	996
Bangor Historic Track (3)	—	563	—	(106)
Total Racing Segment	14,195	14,195	738	890
Total	$271,017	$288,731	$48,448	$55,450

(1)          Net revenues are net of promotional allowances.

(2)          Reflects results since March 3, 2003 acquisition.

(3)          Reflects results since February 12, 2004 acquisition.

Revenues

Net revenues, three months ended September 30, 2004
	Gaming	Racing	Total
Gaming	$251,372	$—	$251,372
Racing	—	12,371	12,371
Management service fee	4,584	—	4,584
Food, beverage and other revenue	35,322	1,824	37,146
Gross revenue	291,278	14,195	305,473
Less: Promotional allowances	(16,742)	—	(16,742)
Net revenues.	$274,536	$14,195	$288,731

Net revenues, three months ended September 30, 2003
	Gaming	Racing	Total
Gaming	$233,878	$—	$233,878
Racing	—	12,555	12,555
Management service fee	4,005	—	4,005
Food, beverage and other revenue	34,444	1,640	36,084
Gross revenue	272,327	14,195	286,522
Less: Promotional allowances	(15,505)	—	(15,505)
Net revenues.	$256,822	$14,195	$271,017

Net revenues for the three-month period ended September 30, 2004 increased by $17.7 million, or 6.5%, to $288.7 million from $271.0 million in 2003.  The properties with the largest revenue changes this quarter were Charles Town Entertainment Complex with a net revenue increase of $14.4 million, due to the addition of gaming space and slot machines in July of 2003, and Hollywood Casino Aurora, with a net revenue increase of $4.0 million that resulted from changes in operations that were made to maintain operating margins and offset the impact of the new gaming tax rate structure that went into effect on July 1, 2003, in Illinois.

Gaming revenues

Gaming revenue increased in 2004 by $17.5 million, or 7.4%, to $251.4 million from $233.9 million in 2003.  Of this total, Charles Town Entertainment Complex increased gaming revenue by $15.0 million, or 18.5%, over the same period last year due to the addition of 265 new slot machines since May of 2004 and an increase in the average win per machine.  The average number of gaming machines in play increased to 3,765 in 2004 from 3,448 in 2003 with the average win per machine of $278 and $256 per day, respectively.  At Hollywood Casino Aurora, gaming revenue increased by $3.8 million, or 7.3%, to $56.3 million from $52.5 million in 2003.  The revenue increase was a result of a change in mix between table games and slot machines, less emphasis on table play and a marketing program that is focused on the more profitable players.  This is the first quarter that meaningful comparisons can be made since the Illinois gaming tax increase became effective on July 1, 2003.

On the Gulf Coast, Casino Magic-Bay St. Louis and Boomtown Biloxi experienced gaming revenue decreases of $1.5 million and $1.2 million, respectively.  We believe the primary reasons for the decline in revenue were aggressive marketing by our competitors and a hurricane hitting the Gulf Coast, that caused all of the casinos in the area to close for three days.

Gaming revenue at Bullwhackers increased by $1.0 million, or 13.6%, due to the introduction of penny machines that were part of the facility renovations completed in 2003 and a more aggressive marketing program that is focused on the “locals” market.  These efforts resulted in an increase in patronage and a 15.6% increase in win per unit per day.

Management service fees from Casino Rama increased by $.6 million, or 14.5%, to $4.6 million from $4.0 million in 2003.  The increase in management service fees is a result of marketing programs that focus on trip generation, recent visitors, the hotel and convention center and the concert program.  These programs have increased slot play in the casino.

Food, beverage and other revenue increased in 2004 by $.8 million, or 2.95%, to $35.3 million from $34.4 million in 2003.  Hollywood Casino Aurora increased its food, beverage and other revenue by $1.1 million primarily as a result of the admission charge that was implemented in August of 2003.  Other properties had insignificant increase or decreases.

Promotional allowances increased in 2004 by $1.2 million to $16.7 million from $15.5 million in 2003.  Of the $1.2 million, approximately $.5 million of the increase was attributed to Charles Town because of the expansion of the facility.  At Hollywood Casino Aurora, promotional allowances increased by $.8 million as a result of providing complimentary admissions to our higher-value players’ club members.

Racing revenues

Net racing revenues at our Penn National Race Course and its OTW facilities and the Bangor Historic Track declined by $.2 million, or 1.5%, to $12.4 million from $12.6 million in 2003.

Penn National Race Course and its OTW facilities had a slight decline in racing revenues that was partially offset by the revenue from the Bangor Historic Track harness meet run as part of the Company for the first time.

There were no significant changes in food, beverage and other revenues at our racing properties.

Operating Expenses

Operating expenses, three months ended September 30, 2004
	Gaming	Racing	Total
Gaming	$138,990	$—	$138,990
Racing	—	9,740	9,740
Food, beverage and other expenses	23,143	1,108	24,251
General and administrative	41,738	2,070	43,808
Depreciation and amortization	16,101	391	16,492
Total operating expenses	$219,972	$13,309	$233,281

Operating expenses, three months ended September 30, 2003
	Gaming	Racing	Total
Gaming	$126,297	$—	$126,297
Racing	—	10,118	10,118
Food, beverage and other expenses	23,832	1,178	25,010
General and administrative	43,794	1,805	45,599
Depreciation and amortization	15,173	372	15,545
Total operating expenses	$209,096	$13,473	$222,569

Operating expenses for the three month period ended September 30, 2004 increased by $10.7 million, or 4.8%, to $233.3 million from $222.6 million in 2003.  Our largest increases in operating expenses occurred at Charles Town and Aurora.

Gaming operating expenses

Gaming expenses increased in 2004 by $12.7 million, or 10.0%, to $139.0 million from $126.3 million in 2003.  At the Charles Town Entertainment Complex, gaming expenses increased by $9.0 million, or 17.6%, over the same period from last year due to the addition of 265 new slot machines since May of 2004.  Of this total, gaming taxes increased by $8.5 million, which was a result of the increase in gaming revenues and horsemen’s purses.  Gaming expenses at Hollywood Casino Aurora increased by $4.7 million primarily due to the higher gaming tax rates that became effective July 1, 2003 and an increase in gaming revenue.  As a result of the gaming tax increase, our effective tax rate increased to 42.1% from 36.6% in 2003.  At Boomtown Biloxi we had a decrease in gaming expenses of $.6 million as a result of a decrease in marketing expenses for cash coupons, lower direct costs related to lower gaming revenue and a three day shut-down due to the hurricane.

Food, beverage and other expenses decreased in 2004 by $.7 million to $23.1 million from $23.9 million in 2003.  Most of the decrease is attributed to Hollywood Casino Tunica and was a direct result of lower cost of sales and improved staffing in the food and beverage area.

General and administrative expenses decreased by $2.1 million to $41.7 million in 2004 from $43.8 million in 2003.  General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit.  Most of our properties reduced their general and administration costs by approximately $.1 million to $.3 million each, as expenses were lower for property and general liability insurance, health insurance and outside services.  Corporate overhead expenses decreased by $.9 million for the three months ended September 30, 2004 as compared to 2003.  Most of the savings was a result of cost reductions from Hollywood Casino Corporation overhead that was eliminated in 2004.

Depreciation and amortization expense increased by $.9 million, or 6.1%, to $16.1 million in 2004 from $15.2 million in 2003.  The increase was primarily a result of the expansion at Charles Town for additional gaming space and the parking structure and the purchase of new slot machines at many of our properties.

Racing operating expenses

Total racing expenses at Penn National Race Course and its OTW facilities and Bangor Historic Track decreased in 2004 by $.2 million, or 1.4%, to $13.3 million from $13.5 million in 2003.

Racing expenses that have a direct relationship to racing revenue such as purse expense, pari-mutuel taxes, simulcast fees and totalisator expense all decreased along with the decrease in racing revenues at our Penn National Race Course and its OTW facilities, but were partially offset by the additional racing expenses at Bangor Historic Track.

Other racing related expenses such as food, beverage and other expenses, general and administrative expenses have increased as a result of the Bangor Historic Track expenses and depreciation expenses decreased slightly due to the age of the facilities and equipment.

Income from operations

Operating income increased by $7.0 million, or 14.4%, to $55.4 million for the three months ended September 30, 2004 from $48.4 million in 2003.  The primary drivers, as discussed above, were the growth of income from operations at Charles Town, which accounted for $5.4 million and Hollywood Casino Tunica, which accounted for $1.9 million of the change.  These increases plus positive results at Casino Rouge and Bullwhackers offset the decrease in income from operations at Boomtown Biloxi and Casino Magic-Bay St. Louis.

Other income (expense)

Other income (expense) summary (in thousands):

Three Months Ended September 30,	2003	2004
Interest expense	$(21,166)	$(18,970)
Interest income	403	483
Earnings from joint venture	327	205
Other	104	(186)
Total other expenses, net	$(20,332)	$(18,468)

Interest expense decreased by $2.2 million for the three months ended September 30, 2004 compared to 2003 as a result of reducing our debt by $88.8 million since September 30, 2003.  Subject to the availability of attractive acquisition or project opportunities, we expect to continue to accelerate our principal payments as free cash flow allows.

Nine Months ended September 30, 2003 compared to nine months ended September 30, 2004

The results of continuing operations by property level for the nine months ended September 30, 2003 and 2004 are summarized below (in thousands):

	Revenues(1) s		Income from operations
Gaming Segment	2003	2004	2003	2004
Charles Town Entertainment Complex	$245,345	$300,079	$55,611	$70,745
Hollywood Casino Aurora (2)	148,418	174,853	38,856	44,591
Casino Rouge	81,319	81,980	18,288	20,178
Casino Magic-Bay St. Louis	80,591	82,165	10,159	8,652
Hollywood Casino Tunica (2)	68,963	91,059	7,905	15,335
Boomtown Biloxi	55,852	53,784	8,150	6,694
Bullwhackers	19,924	24,254	1,495	2,769
Casino Rama Management Contract	9,869	11,950	8,764	11,074
Corporate overhead	—	—	(18,224)	(19,384)
Total Gaming Segment	710,281	820,124	131,004	160,654
Racing Segment
Penn National Race Course and OTWs	45,327	42,931	3,940	3,500
Bangor Historic Track (3)	—	946	—	(271)
Total Racing Segment	45,327	43,877	3,940	3,229
Total	$755,608	$864,001	$134,944	$163,883

(1)          Net revenues are net of promotional allowances.

(2)          Reflects results since March 3, 2003 acquisition.

(3)          Reflects results since February 12, 2004 acquisition.

Revenues

Net revenues, nine months ended September 30, 2004
	Gaming	Racing	Total
Gaming	$751,165	$—	$751,165
Racing	—	38,359	38,359
Management service fee	11,950	—	11,950
Food, beverage and other revenue	106,417	5,518	111,935
Gross revenue	869,532	43,877	913,409
Less: Promotional allowances	(49,408)	—	(49,408)
Net revenues.	$820,124	$43,877	$864,001

Net revenues, nine months ended September 30, 2003
	Gaming	Racing	Total
Gaming	$648,248	$—	$648,248
Racing	—	40,093	40,093
Management service fee	9,869	—	9,869
Food, beverage and other revenue	92,910	5,234	98,144
Gross revenue	751,027	45,327	796,354
Less: Promotional allowances	(40,746)	—	(40,746)
Net revenues.	$710,281	$45,327	$755,608

Net revenues for the nine-month period ended September 30, 2004 increased by $108.4 million, or 14.3%, to $864.0 million from $755.6 million in 2003.  The two Hollywood Casino properties contributed $48.5 million of the increase in revenue.  The revenue increase for the two Hollywood Casino properties was a result of comparing a nine-month period of operations in 2004 to a seven-month period of operations in 2003.  For the properties we owned prior to the acquisition of the Hollywood Casino properties, revenues increased by $59.9 million, or 11.1%.  The properties with the largest revenue increase this period were Charles Town Entertainment Complex with a net revenue increase of $54.7 million, Casino Magic-Bay St. Louis with an increase of $1.6 million and Bullwhackers Casinos with an increase of $4.3 million.

Gaming revenues

Gaming revenue increased in 2004 by $102.9 million, or 15.9%, to $751.1 million from $648.2 million in 2003.  The two Hollywood Casino properties contributed $44.9 million of the increase and the properties we owned prior to the acquisition contributed $58.0 million.  Of this total, Charles Town Entertainment Complex increased gaming revenue by $53.5 million, or 24.3%, over the same period last year due to the opening of an additional 38,000 square feet of gaming space with 700 new slot machines in July of 2003 and the addition of 265 new slot machines since May of 2004.  The average number of gaming machines in play increased to 3,614 in 2004 from 2,954 in 2003 with the average win per machine of $277 and $273 per day, respectively.  Gaming revenue at Bullwhackers increased by $3.9 million, or 19.8%, due to the introduction of penny machines that were part of the facility renovations completed in 2003 and a more aggressive marketing program that is focused on the “locals” market.  These efforts resulted in an increase in patronage and a 20.3% increase in win per unit per day.

Management service fees from Casino Rama increased by $2.0 million, or 20.2%, to $11.9 million from $9.9 million in 2003.  The increase in management service fees is a result of mild winter weather in the first quarter and marketing programs that focus on trip generation, recent visitors, the hotel and convention center and the concert program.  These programs have increased slot play in the casino.

Food, beverage and other revenue increased in 2004 by $13.5 million, or 14.5%, to $106.4 million from $92.9 million in 2003.  The two Hollywood Casino properties contributed $10.4 million of the increase and the properties we owned prior to the acquisition contributed $3.1 million.  Charles Town increased its food, beverage and other revenue by $2.2 million as a result of the increased attendance.  At Casino Magic-Bay St. Louis, food, beverage and other revenue, including hotel revenues, increased by $1.1 million as a result of marketing programs that were implemented to increase hotel occupancy and feature our dining outlets.  Bullwhackers had an increase in revenue of $.7 million as a result of adding a bakery and deli on the casino floor.  These gains offset the revenue declines at our other properties due to higher cost of sales and lower attendance.

Promotional allowances increased in 2004 by $8.7 million to $49.4 million from $40.7 million in 2003.  The two Hollywood Casino properties accounted for $6.8 million of the increase and the properties we owned prior to the acquisition increased by $1.9 million.  Of the $1.9 million, approximately $1.0 million of the increase was attributed to Charles Town because of the expansion of the facility and $1.2 million was attributable to the marketing of the hotel and convention center at Casino Magic-Bay St. Louis.  Promotional allowances decreased at Boomtown Biloxi and Casino Rouge due to changes made to the marketing programs during the year.

Racing revenues

Total racing revenues for our Penn National Race Course and its OTW facilities and the Bangor Historic Track decreased by $1.4 million, or 3.0%, to $43.9 million in 2004 from $45.3 million in 2003.

Racing revenues at Penn National Race Course and its OTW facilities decreased in 2004 by $2.4 million, or 5.2%, to $42.9 million from $45.3 million in 2003.  Adverse winter weather conditions during the first quarter were a factor as we had a number of race day cancellations and lower attendance on a number of other days.  The Bangor Historic Track had racing revenues for their 27 days of racing of $.9 million.

There were no significant changes in food, beverage and other revenues at our racing properties.

Operating Expenses

Operating expenses, nine months ended September 30, 2004
	Gaming	Racing	Total
Gaming	$411,814	$—	$411,814
Racing	—	30,047	30,047
Food, beverage and other expenses	69,583	3,572	73,155
General and administrative	129,866	5,823	135,689
Depreciation and amortization	48,204	1,209	49,413
Total operating expenses	$659,467	$40,651	$700,118

Operating expenses, nine months ended September 30, 2003
	Gaming	Racing	Total
Gaming	$353,753	$—	$353,753
Racing	—	32,093	32,093
Food, beverage and other expenses	65,987	3,488	69,475
General and administrative	119,136	4,656	123,792
Depreciation and amortization	40,386	1,165	41,551
Total operating expenses	$579,262	$41,402	$620,664

Total operating expenses for the nine-month period ended September 30, 2004 increased by $79.4 million, or 12.7%, to $700.1 million from $620.7 million in 2003.  The two Hollywood Casino properties were responsible for $35.3 million of the increase in operating expenses.  The increase was a result of comparing a nine-month period of operations in 2004 to a seven-month period of operations in 2003.  For the properties we owned prior to the acquisition of the Hollywood Casino properties, expenses increased by $44.1 million, or 9.8%.   Our largest increases in operating expenses occurred at Charles Town, Casino Magic-Bay St. Louis and Bullwhackers Casino.

Gaming operating expenses

Gaming expenses increased in 2004 by $58.1 million, or 16.4%, to $411.8 million from $353.7 million in 2003.  The two Hollywood Casino properties accounted for $22.1 million of the increase and the properties we owned prior to the acquisition increased by $36.0 million.  At the Charles Town Entertainment Complex, gaming expenses increased by $33.4 million, or 24.1%, over the same period from last year due to the opening of an additional 38,000 square feet of gaming space with 700 new slot machines in July of 2003 and the addition of 265 new slot machines since May of 2004.  For the period we paid an additional $33.1 million in gaming taxes as a result of the higher gaming revenues.  At Casino Magic - Bay St. Louis, gaming expenses increased by $3.0 million and included higher gaming taxes and slot machine participation fees that increased with revenues and higher marketing expenses for entertainment and players’ club promotions.  Gaming expenses at Bullwhackers increased by $2.6 million primarily as a result of the higher gaming taxes associated with higher revenues and increased marketing expenses for advertising and players’ club promotions.  Boomtown Biloxi had lower gaming expenses as a result of lower gaming revenues and a decrease in marketing expenses.  At Casino Rouge, we reduced gaming expenses by replacing leased slot machines with new ticket-in, ticket-out slot machines.  This change enabled us to reduce slot participation fees and labor costs.

Food, beverage and other expenses increased in 2004 by $3.6 million to $69.6 million from $66.0 million in 2003.  The two Hollywood Casino properties accounted for $2.0 million of the increase and the properties we owned prior to the acquisition increased by $1.6 million.  Most of the increase occurred at Charles Town which had significant gains in attendance during the period compared to last year as a result of the gaming space expansion in July of 2003 and had increased staffing costs to properly service our customers and increased cost of sales due to increased food and beverage revenues.

General and administrative expenses increased by $10.8 million to $129.9 million in 2004 from $119.1 million in 2003.  The addition of the two Hollywood Casino properties increased general and administrative expenses by $8.1 million, the properties we owned prior to acquisition had an increase in general and administrative expenses of $1.5 million and corporate overhead increased by $1.2 million.  General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit.  At the properties, general and administrative expenses increased at Charles Town by $2.9 million primarily as a result of the expansion project that added new gaming space.  At Casino Rouge, expenses decreased by $1.0 million due to reductions in insurance premiums, outside services and labor costs in several support departments.  The other properties did not have any significant changes in these expenses.  Corporate overhead expenses increased by $1.2 million for the nine months ended September 30, 2004 as compared to 2003.  Corporate expenses such as payroll and employee benefits, legal, outside services and travel have increased as a result of the Hollywood Casino acquisition in March of 2003.  Notably, our corporate overhead as a percentage of our net revenues has decreased to 2.2% in 2004 compared to 2.4% in 2003.

Depreciation and amortization expense increased by $7.8 million, or 19.3%, to $48.2 million in 2004 from $40.4 million in 2003.  The addition of the two Hollywood Casino properties increased depreciation and amortization expense by $3.1 million.  The remaining increase of $4.7 million was primarily a result of the expansion at Charles Town for additional gaming space and the parking structure and the purchase of new slot machines at many of our properties.

                Racing operating expenses

Total racing expenses for Penn National Race Course and its OTW facilities and the Bangor Historic Track decreased in 2004 by $.8 million, or 1.9%, to $40.6 million from $41.4 million in 2003.  The Bangor Historic Track had racing expenses of $.7 million for the 27 days of racing.

Racing expenses that have a direct relationship to racing revenue such as purse expense, pari-mutuel taxes, simulcast fees and totalisator expense all decreased along with the decrease in racing revenues at our Pennsylvania facilities.  The decrease in racing expenses at Penn National Race Course and its OTW facilities was partially offset by the addition of the Bangor Historic Track racing expenses.

Other racing related expenses such as food, beverage and other expenses, general and administrative expenses have increased as a result of the Bangor Historic Track expenses and depreciation expenses decreased slightly due to the age of the facilities and equipment.

Income from operations

Operating income increased by $29.0 million, or 21.4%, to $163.9 million for the nine months ended September 30, 2004 from $134.9 million in 2003.  The primary drivers, as discussed above, in the growth of income from operations were the two Hollywood Casino properties, which accounted for $13.1 million of the increase, and Charles Town, which accounted for $15.1 million.

Other income (expense)

Other income (expense) summary (in thousands):

Nine Months Ended September 30,	2003	2004
Interest expense	$(56,510)	$(57,590)
Interest income	1,269	1,299
Earnings from joint venture	1,632	1,298
Other	(649)	(796)
Loss on change in fair values of interest rate swaps	(527)	—
Loss on early extinguishment of debt	(1,310)	—
Total other expenses, net	$(56,095)	$(55,789)

Interest expense increased by $1.1 million for the nine months ended September 30, 2004 compared to 2003 as a result of borrowing an additional $700 million for the acquisition of Hollywood Casino Corporation.  During 2004, we made principal payments of $79.7 million on our senior secured credit facility.  Subject to the availability of attractive acquisition or project opportunities, we expect to continue to accelerate our principal payments as free cash flow allows.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by continuing operating activities was $121.9 million for the nine months ended September 30, 2004.  This consisted of net income of $68.5 million, non-cash reconciling items of $66.2 million and net decreases in current liability accounts along with net decreases in current asset accounts of $12.8 million.

Cash flows used in continuing investing activities totaled $45.5 million for the nine months ended September 30, 2004.  Expenditures for property, plant, and equipment totaled $48.1 million and included $17.8 million at Charles Town for the Phase III expansion project, $3.6 million for a land purchase at Boomtown Biloxi and $26.7 million in maintenance capital expenditures including new slot machines.  We also received a $3.1 million cash distribution from our New Jersey joint venture.

Cash used in continuing financing activities was $74.8 million for the nine months ended September 30, 2004.  Principal payments on long-term debt included $80.5 million in payments under our credit facility.  Net proceeds from the exercise of stock options totaled $6.3 million.

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

The following table summarizes our expected capital expenditures, other than maintenance capital expenditures, by property for the fiscal year ended December 31, 2004 and actual expenditures during the third quarter of 2004 (in thousands):

Property	Expected for Year Ended December 31, 2004	Expenditures Through September 30, 2004	Balance to Expend
Charles Town Entertainment Complex	$24,000	$17,854	$6,146
Boomtown Biloxi	5,500	3,595	1,905
Totals	$29,500	$21,449	$8,051

                The Charles Town Entertainment Complex has started the work on Phase III of the facility expansion.  Phase III includes the expansion of the parking garage by approximately 1,050 spaces, adding an additional 500 slot machines and related equipment, a new buffet area with seating for approximately 500 people and infrastructure improvements, including a loading dock, dry storage area, offices and a maintenance shop.  The parking garage expansion was completed and opened on July 1, 2004.  We have installed 300 slot machines and the new gaming area with an additional 200 slot machines should be open by the third quarter 2005.

At Boomtown Biloxi, we signed an option to purchase approximately 4 acres of land adjacent to our property in January 2002.  The purchase was completed in January 2004 at a cost of $3.7 million and is part of our 2004 budget.  We expect to use the land for additional parking and to develop the property in the event that we move the casino barge.  The decision to move the casino barge is contingent upon the outcome of the lawsuit filed by our landlord.  Due to the ongoing litigation with our landlord at the Boomtown Biloxi property, we have elected not to budget for any additional project-related capital expenditures in 2004 other than the acquisition of the land.  In the event that this dispute can be resolved, we may elect to revisit the decision.

During the nine months ended September 30, 2004, we spent approximately $26.7 million for maintenance capital expenditures at our properties.

For 2004, we expect to spend approximately $39.1 million for maintenance capital expenditures at our properties.  Of this total, approximately $8.8 million will be spent on ticket-in, ticket-out slot technology at our facilities in states where the new technology is approved.

Cash generated from operations funded our capital expenditures and maintenance capital expenditures.

Debt

—Senior Secured Credit Facility

At September 30, 2004, we had an outstanding balance of $320.0 million on the Term Loan D facility and $93.2 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $6.8 million.  The weighted average interest rate on the Term D facility is 4.48% at September 30, 2004, excluding swaps and deferred finance fees.

—Hollywood Casino Shreveport Notes, Liabilities Held for Sale

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

On February 3, 2004, our indirect subsidiary, HCS I, Inc., the managing general partner of Hollywood Casino Shreveport general partnership, or HCS, announced that its Board of Directors had initiated a process that it hoped would result in the sale or other disposition of the riverboat casino/hotel complex of HCS located in Shreveport, Louisiana.  The announcement followed action by the Board authorizing HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers.  The Board also authorized the creation of an independent committee to oversee the sale process.  The Board created the independent committee in case we had decided to participate as a bidder in the sale process.  The Board took action after consultation with an ad hoc committee of holders of the Hollywood Casino Shreveport notes.  Although no formal agreement had been reached with the ad hoc committee regarding the sale process, HCS anticipated that it would consult with the ad hoc committee throughout the process.  Subsequently, we decided not to participate in the bidding process.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Hollywood Casino Shreveport notes in full.  Further, the holders of the Hollywood Casino Shreveport notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.  HCS currently anticipates that any transaction would be effected through a federal bankruptcy proceeding.  HCS did not make the August 1, 2003, the February 1, 2004 and August 1, 2004 interest payments, aggregating $36.9 million, due on the Hollywood Casino Shreveport notes.  The Hollywood Casino Shreveport notes have been in default under the terms of their respective note indentures since May 2003.  The Hollywood Casino Shreveport notes are classified as liabilities held for sale at September 30, 2004.

On August 27, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into an agreement with Eldorado Resorts, LLC (“Eldorado”) providing for the acquisition of Hollywood Casino Shreveport by certain affiliates of Eldorado.  On October 18, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement (the “Agreement”) with Eldorado, Eldorado Shreveport #1, LLC (“Investor 1”) and Eldorado Shreveport #2, LLC (“Investor II”, and together with Investor I, the “Investors”) providing for the acquisition of the reorganized HCS by the Investors.  The Investors are each an affiliate of Eldorado.  The Agreement contemplates a financial restructuring of HCS that will significantly reduce outstanding secured debt obligations and annual cash interest payments.   Under the proposed restructuring, holders of HCS’s existing secured notes are to receive $140 million of new first mortgage notes, and interest in a corporation that will hold a $20 million preferred equity interest, and a 25% non-voting equity interest in the reorganized Hollywood Casino Shreveport, and cash in an amount to be determined, in exchange for existing secured notes in the principal face amount of $189 million plus accrued interest.  The Investors would acquire a 75% voting equity interest in the reorganized HCS.  HCS intends to effectuate the sale and related financial restructuring transaction through a Chapter 11 bankruptcy reorganization.  The Agreement remains subject to filing with and approval by the Bankruptcy Court, Louisiana Gaming Control Board approval and certain other conditions.

On September 10, 2004, certain creditors of the HCS filed an involuntary petition against HCS for relief under chapter 11 of the U.S. Bankruptcy Code.  The petition was filed with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.    On October 30, 2004, the Bankruptcy Court entered an order for relief in the involuntary bankruptcy proceeding.  Hollywood Casino Shreveport will continue to manage its assets and business as a “debtor in possession” subject to the powers and supervision of the Bankruptcy Court pursuant to Chapter 11.  In addition, on October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of Hollywood Casino Shreveport, HWCC-Louisiana, Inc., the parent company of both HCS I, Inc. and HCS II, Inc., and Shreveport Capital Corporation commenced voluntary cases under chapter 11 in the Bankruptcy Court, which cases are pending.

—Covenants

Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios.  In addition, our senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.  The terms of our senior subordinated notes contain similar restrictions.  Except for the defaults under the Hollywood Casino Shreveport notes, for which the Company (other than the Shreveport entities) is not liable, at September 30, 2004, we were in compliance with all required financial covenants.

Commitments and Contingencies

—Contractual Cash Obligations

The following table presents our contractual cash obligations as of September 30, 2004:

			Payments Due By Period

	Total	2004	2005 - 2006	2007 - 2008	2009 and After
	(In thousands)
Senior secured credit facility(1)	$320,000	$806	$6,450	$312,744	$—
11 1/8% senior subordinated notes due 2008(2)
Principal	200,000	—	—	200,000	—
Interest	77,875	—	44,500	33,375	—
8 7/8% senior subordinated notes due 2010(3)
Principal	175,000	—	—	—	175,000
Interest	85,422	—	31,063	31,063	23,296
6 7/8% senior subordinated notes due 2011(4)
Principal	200,000	—	—	—	200,000
Interest	103,125	6,875	27,500	27,500	41,250
Purchase obligations	23,584	7,637	12,203	2,664	1,080
Construction commitments	9,490	9,490	—	—	—
Capital Leases	14,795	885	3,662	4,341	5,907
Operating Leases	22,437	1,552	9,411	6,885	4,589

Total	$1,231,728	$27,245	$134,789	$618,572	$451,122

(1)           As of September 30, 2004 there was no indebtedness outstanding under the credit facility and there was approximately $93.2 million available for borrowing under the revolving credit portion of the credit facility.

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

(4)           The $200.0 million aggregate principal amount of 6 7/8% notes matures on December 1, 2011.  Interest payments of approximately $6.8 million are due on each September 1 and December 1 until December 1, 2011.

—Other Commercial Commitments

The following table presents our material commercial commitments as of September 30, 2004 for the following future periods:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	2004	2005 - 2006	2007 - 2008	2009 and After
	(In thousands)

Revolving Credit Facility(1)	$—	$—	$—	$—	$—
Letters of Credit(1)	6,848	4,419	2,429	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	8,241	192	1,533	1,533	4,983
Total	$15,089	$4,611	$3,962	$1,533	$4,983

(1)                                  The available balance under the revolving portion of the $100 million senior secured credit facility is diminished by outstanding letters of credit.

(2)                                  In connection with our 50% ownership interest in Pennwood Racing, Inc., our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood’s lender to guarantee up to 50% of Pennwood’s $16.5 million term loan.  Our obligation as of September 30, 2004 under this guarantee is approximately $8.2 million.

—Interest Rate Swap Agreements

See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below.

Accounting Pronouncements Issued or Adopted in 2004

There are no accounting standards issued before September 30, 2004 but effective after December 31, 2003 which are expected to have a material impact on our financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information as of September 30, 2004, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps.  For debt obligations, the table presents notional amounts and weighted average interest rates by maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted average variable rates are based on implied forward rates in the yield curve as of September 30, 2004.

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt:	(In thousands)
Variable rate	$806	$3,225	$3,225	$312,744	$—	$—	$320,000
Average interest rate	4.48%	4.48%	4.48%	4.48%

Leases	$885	$1,767	$1,895	$2,071	$2,270	$5,907	$14,795
Average interest rate(1)	6.73%	6.73%	6.73%	6.73%	6.73%	6.73%

Interest rate derivatives:
Interest rate swaps
Variable to fixed	$—	$120,000	$200,000	$—	$—	$—	$320,000
Average pay rate		1.92%	2.48%
Average receive rate (2)		1.95%	1.95%

(1)           Interest payable is based on the Nine Month London Interbank Offer Rate (LIBOR) plus a spread.

(2)           Interest payable is based on the Nine Month London Interbank Offer Rate (LIBOR).

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

On March 27, 2003, we entered into forward interest rate swap agreements with a total notional amount of $375 million in accordance with the terms of the $800 million senior secured credit facility.  There are six two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005.  Under these contracts, we pay a fixed rate of 1.92% against a variable rate based on the 90-day LIBOR rate.  We also entered into six six-year swap contracts totaling $200 million with a termination date of March 27, 2006.  Under these contracts, we pay a fixed rate of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate.  The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument.  On September 3, 2004, we terminated $65 million of our two-year swap contracts in conjunction with our debt reduction payment.  At September 30, 2004, the 90-day LIBOR rate was 2.00%.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The Hollywood Casino Shreveport notes are non-recourse to Penn and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.) and are secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.  Further, an event of default under the indentures for the Hollywood Casino Shreveport notes does not cause an event of default under the Company’s senior secured credit facility or senior subordinated notes.  The Hollywood Casino Shreveport notes have been in default under the terms of their respective note indentures since May 2003.  The Hollywood Casino Shreveport notes are classified as liabilities held for sale at September 30, 2004.

On October 18, 2004, Hollywood Casino Shreveport, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement (the “Agreement”) with Eldorado Resorts, LLC (“Eldorado”), Eldorado Shreveport #1, LLC (“Investor 1”) and Eldorado Shreveport #2, LLC (“Investor II”, and together with Investor I, the “Investors”) providing for the acquisition of the reorganized Hollywood Casino Shreveport by the Investors.  The Investors are each an affiliate of Eldorado.  The Agreement contemplates a financial restructuring of Hollywood Casino Shreveport that will significantly reduce outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of Hollywood Casino Shreveport’s existing secured notes are to receive $140 million of new first mortgage notes, and interest in a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized Hollywood Casino Shreveport, and cash in an amount to be determined, in exchange for existing secured notes in the principal face amount of $189 million plus accrued interest.  The Investors would acquire a 75% voting equity interest in the reorganized Hollywood Casino Shreveport.  Hollywood Casino Shreveport intends to effectuate the sale and related financial restructuring transaction through a Chapter 11 bankruptcy reorganization.  The Agreement remains subject to filing with and approval by the Bankruptcy Court, Louisiana Gaming Control Board approval and certain other conditions.

On September 10, 2004, certain creditors of the Hollywood Casino Shreveport filed an involuntary petition against Hollywood Casino Shreveport for relief under chapter 11 of the U.S. Bankruptcy Code.  The petition was filed with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.   On October 30, 2004, the Bankruptcy Court entered an order for relief in the involuntary bankruptcy proceeding.  Hollywood Casino Shreveport will continue to manage its assets and business as a “debtor in possession” subject to the powers and supervision of the Bankruptcy Court pursuant to Chapter 11.  In addition, on October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of Hollywood Casino Shreveport, HWCC-Louisiana, Inc., the parent company of both HCS I, Inc. and HCS II, Inc., and Shreveport Capital Corporation commenced voluntary cases under chapter 11 in the Bankruptcy Court, which cases are pending.

ITEM 5.  OTHER INFORMATION

Recent Developments

Since the filing of our last Annual Report on Form 10-K, as amended, several developments have occurred with respect to certain matters noted in our annual report.

—Pocono Downs

On July 5, 2004, Pennsylvania Governor Edward G. Rendell signed into law the Pennsylvania Race Horse Development and Gaming Act.  Under this new law, we are entitled to one category 1 slot machine license per facility.  The law provides that a single company and its affiliates may own only one slot machine license and not more than a one third interest in another slot machine license.  Given these ownership restrictions, our plan is to develop a slots facility at our Penn National Race Course in Grantville, Pennsylvania.  Under this plan, we expect to open in a permanent facility with 2,000 slot machines in early 2006 and expand to up to 5,000 machines based on demand.  With respect to Pocono Downs, we announced on October 15, 2004 that we entered into an agreement with the Mohegan Tribal Gaming Authority to sell Pocono Downs and its affiliated off-track wagering facilities (see Note 12).

—Bangor Historic Track

We announced on October 19, 2004 that the Maine Harness Racing Commission granted Bangor Historic Track, Inc. an unconditional racing license for 2004.  The annual license represents the first regulatory approval necessary for Bangor Historic Track to proceed with the proposed $74 million development project at the track including the construction of the State’s first and only gaming facility where we intend to place up to 1,500 slot machines.  In October, we also submitted our licensing application to the state’s Gambling Control Board for a slot operator’s license.  On November 4, 2004, the Maine Gambling Control Board granted us a conditional slot operator license.  The license is conditioned on us not commencing gaming operations while the Board and the Department of Public Safety pursue legislation to protect confidential corporate and personal information in the same manner as other U.S. gaming and racing jurisdictions, and until we have submitted such information to the Board.  We anticipate this issue will be presented to the legislature in the first half of 2005.  Until such time, we intend to continue to move forward with developing our plans for construction of a state-of-the-art racing and gaming facility in Bangor with expected ground breaking in May 2005 and a projected budget of $75 million.

—Argosy

On November 3, 2004, Penn National Gaming, Inc. and Argosy Gaming Company announced that their boards of directors unanimously approved a definitive merger agreement under which we will acquire all of the outstanding shares of Argosy Gaming for $47.00 per share in cash. The transaction is valued at approximately $2.2 billion, including approximately $805 million of long-term debt of Argosy Gaming and its subsidiaries.  Upon closing, the transaction is expected to be immediately accretive to our earnings per share.

The combined company will be the third largest operator of gaming properties in the U.S. with annual revenue in excess of $2 billion, over 20,000 slot machines, and approximately 700,000 square feet of casino space.  Upon completion of the transaction, and reflecting previously announced divestitures, acquisitions and projects under development, we will own thirteen gaming facilities; four pari-mutuel horse racing facilities and seven off-track wagering sites; a 50% interest in a fifth pari-mutuel horse racing facility; and hold a management contract for a casino in Canada.

The transaction is subject to approval by the Argosy Gaming stockholders and by each company’s respective state regulatory bodies, and to certain other necessary regulatory approvals and other customary closing conditions contained in the merger agreement.  We have received a $2.9 billion senior secured underwritten commitment to finance the transaction.  The transaction is not conditioned on financing and is expected to close in the second half of 2005.

ITEM 6.  EXHIBITS

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

PENN NATIONAL GAMING, INC.

November 8, 2004	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer