Form 10-K
period 2004-12-31
PENN NATIONAL GAMING INC
filed 2005-03-30
CIK 921738

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-24206

Penn National Gaming, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania
(State or other jurisdiction of
Incorporation or Organization)
 Wyomissing Professional Center
825 Berkshire Blvd., Suite 200
Wyomissing, Pennsylvania
(Address of principal executive offices)	23-2234473 (I.R.S. Employer Identification No.) 19610 (Zip Code)

Registrant's telephone number, including area code: (610) 373-2400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

        As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.3 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2004. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

        The number of shares of the registrant's Common Stock outstanding as of March 28, 2005 was 82,815,086.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its 2005 annual meeting of shareholders are incorporated by reference into Part III.

        This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are included throughout the document, including the section entitled "Risk Factors," and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "expects," "intends," "may," "will," "should" or "anticipates" or the negative or other variation of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

  •
  our expectations of future results of operations or financial condition;

  •
  our expectations for our properties and the facility that we manage in Canada;

  •
  the timing, cost and expected impact on our market share and results of operations of our planned capital expenditures;

  •
  our expectations with respect to the closing date for the acquisition, integration and results of operations of Argosy Gaming Company;

  •
  the impact of our regional diversification;

  •
  our expectations with regard to further acquisitions and the integration of any companies we have acquired or may acquire;

  •
  the outcome and financial impact of the litigation in which we are involved;

  •
  the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

  •
  our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses; and

  •
  our expectations of the continued availability and cost of capital resources.

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

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading, diversified, multi-jurisdictional owner and operator of gaming properties, as well as horse racetracks and associated off-track wagering facilities, or OTWs, which we collectively refer to in this document as our pari-mutuel operations. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. We now own or operate nine gaming properties located in Colorado, Illinois, Louisiana, Mississippi, Ontario and West Virginia that are focused primarily on serving customers within driving distance of the properties. We also own one racetrack and six OTWs in Pennsylvania, one racetrack in West Virginia, one racetrack in Maine, and, through a joint venture, own and operate a racetrack in New Jersey. We believe that our portfolio of assets provides us with a diversified cash flow from operations. We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties in attractive regional markets.

        The following table summarizes certain features of our properties and our managed facility as of March 1, 2005:

	Location	Type of Facility	Approx. Gaming Square Footage	Gaming Machines	Table Games	Hotel Rooms
Owned Gaming Properties:(1)
Charles Town Entertainment Complex	Charles Town, WV	Land-based gaming/Thoroughbred racing	121,700	3,793	—	—
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	53,000	1,161	22	—
Casino Rouge	Baton Rouge, LA	Dockside gaming	28,000	1,065	31	—
Casino Magic—Bay St. Louis	Bay St. Louis, MS	Dockside gaming	39,500	1,204	30	494
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	54,000	1,620	31	492
Boomtown Biloxi	Biloxi, MS	Dockside gaming	33,600	1,100	21	—
Bullwhackers	Black Hawk, CO	Land-based gaming	20,700	910	—	—
Operated Gaming Property:
Casino Rama	Orillia, Ontario	Land-based gaming	92,000	2,300	121	300
Racing Properties:
Penn National Race Course(2)	Harrisburg, PA	Thoroughbred racing	—	—	—	—
Bangor Historic Track	Bangor, ME	Harness racing	—	—	—	—
Freehold Raceway(3)	Monmouth, NJ	Harness racing	—	—	—	—

Total			442,500	13,153	256	1,286

(1)
Excludes Hollywood Casino Shreveport which is accounted for as discontinued operations.

(2)
In addition to our racetrack, Penn National Race Course operates six off-track wagering facilities, located throughout Pennsylvania.

(3)
Pursuant to a joint venture with Greenwood New Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

Recent Developments

—Pending Acquisition of Argosy Gaming Company and Anticipated Acquisition Financing

        On November 3, 2004, we announced that our and Argosy Gaming Company's ("Argosy's"), boards of directors unanimously approved the Merger Agreement under which we will acquire all of the outstanding shares of Argosy for an all-cash price of $47.00 per share. The transaction is valued at approximately $2.2 billion, including approximately $805 million of long-term debt of Argosy and its subsidiaries. On January 20, 2005, Argosy's stockholders approved the Merger Agreement.

        The Argosy merger is subject to approval by each of our and Argosy's respective state regulatory bodies, and to certain other necessary regulatory approvals and other customary closing conditions contained in the Merger Agreement. As expected, Penn National and Argosy have received a request from the Federal Trade Commission for more information relating to the merger. Based on current staffing issues at the Illinois Gaming Board, the Illinois regulatory environment may pose some delays.

        If the Argosy merger is consummated, the combined company would be the third largest operator of gaming properties in the U.S. with annual revenue in excess of $2 billion, over 20,000 slot machines, and approximately 700,000 square feet of gaming space. Upon completion of the Argosy merger, and reflecting previously announced divestitures, acquisitions and projects under development, we would own thirteen gaming facilities, four pari-mutuel horse racing facilities, six off-track wagering sites and a 50% interest in a fifth pari-mutuel horse racing facility, and hold a management contract for a casino in Canada. Argosy owns and operates casinos and related entertainment and hotel facilities in the midwestern and southern U.S.: the Alton Belle Casino in Alton, Illinois, serving the St. Louis metropolitan market; the Argosy Casino-Riverside in Missouri, serving the greater Kansas City metropolitan market; the Argosy Casino-Baton Rouge in Louisiana; the Argosy Casino-Sioux City in Iowa; the Argosy Casino-Lawrenceburg in Indiana, serving the Cincinnati and Dayton metropolitan markets; and the Empress Casino Joliet in Illinois serving the greater Chicagoland market.

Anticipated Financing for Argosy Acquisition

        Concurrently with the closing of the Argosy merger we plan to enter into new senior secured credit facilities upon terms and conditions to be negotiated. We have received commitments from Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Lehman Commercial Paper Inc. to provide up to $2.725 billion of senior secured credit facilities (which we may elect to increase to up to $3.025 billion as described below) to finance the transactions contemplated by the Merger Agreement, refinance certain of our and Argosy's indebtedness and pay certain fees and expenses in connection therewith. It is contemplated that such senior secured credit facilities would be comprised of a $750.0 million revolving credit facility, up to a $325.0 million term loan A facility and up to a $1.65 billion term loan B facility. During the first three years of the term of the senior secured credit facilities, we may elect to increase the senior secured credit facilities by up to $300.0 million in the aggregate, subject to some limitations; provided that any increase in commitments under the new revolving credit facility cannot exceed $100 million. The senior secured credit facilities are to be guaranteed by substantially all domestic subsidiaries of Penn National and Argosy and secured by substantially all of our, Argosy's, and such guarantors' assets, in each case except to the extent prohibited by relevant gaming authorities after we have used commercially reasonable efforts to arrange for such guarantees or collateral or as otherwise excluded. Material conditions to funding include, without limitation, absence of a material adverse change at Argosy, refinancing of Argosy's existing indebtedness and our existing senior secured credit facility, receipt of necessary regulatory approvals and consummation of the Argosy merger in compliance in all material respects with the Merger Agreement.

Penn National Race Course

        We continue to develop and refine our design proposal for a completely new gaming and racing facility at Penn National Race Course to take advantage of the opportunities afforded by Pennsylvania's new slot machine legislation. On July 5, 2004 Pennsylvania Governor Edward G. Rendell signed into law the Pennsylvania Race Horse Development and Gaming Act. Subsequently, the members of the Pennsylvania Gaming Control Board were named. The Pennsylvania Gaming Control Board held its fourth meeting in March 2005, and is currently focused on staffing so that it may develop the regulatory, application, licensing and approval processes. The Pennsylvania Gaming Control Board does not expect to issue operator licenses prior to December, 2005. The Pennsylvania Department of Revenue has selected GTECH Corporation to supply a central control computer system to monitor slot machine gaming in Pennsylvania. The new law is the subject of a lawsuit which challenges the validity of the law on various constitutional grounds. Certain dispositive motions relative to this challenge were argued before the Pennsylvania Supreme Court on March 9, 2005. We expect to open the new slots facility within approximately one year after receiving a license.

—Pocono Downs Sale

        On January 25, 2005, we completed the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority ("MTGA") for approximately $280 million. Reflecting taxes, post closing adjustments, fees and other expenses, we realized net cash proceeds of approximately $170.6 million, which we intend to apply to a combination of debt reduction and previously announced development projects.

        Under the terms of the agreement, MTGA acquired The Downs Racing, Inc. and its subsidiaries including Pocono Downs (a standardbred horse racing facility located on approximately 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania OTW facilities located in Carbondale, East Stroudsburg, Erie, Hazleton and the Lehigh Valley (Allentown). The agreement also provides MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. Under U.S. generally accepted accounting principles, the transaction will not be recorded as a sale until the post-closing termination rights have expired.

        We have reflected the results of this transaction by classifying the assets, liabilities and results of operations of The Downs Racing, Inc. as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A gain or loss on this transaction has not been recorded or recognized at this time since the sale has not yet been deemed completed. Financial information for The Downs Racing, Inc. was previously reported as part of the racing reporting segment.

—Bangor Historic Track

        The Maine Harness Racing Commission has granted us an unconditional racing license for Bangor Historic Track, Inc. for the 2004 and 2005 racing seasons. The annual license represents the first regulatory approval necessary for us to proceed with our proposed $74 million development project at the track including the construction of Maine's first and presently only gaming facility where we intend to place up to 1,500 slot machines. In October, we also submitted our licensing application to the Maine Gambling Control Board for a slot operator's license. On November 4, 2004, the Maine Gambling Control Board granted us a conditional slot operator license. The license is conditioned on us not commencing gaming operations while the Board and the Department of Public Safety pursue legislation to protect confidential corporate and personal information in the same manner as other U.S. gaming and racing jurisdictions, and until we have submitted such information to the Board after passage of such legislation by the legislature and subsequent gubernatorial execution. On February 9, 2005, the Joint Standing Committee on Legal and Veterans Affairs voted to pass a form of such legislation. Pending passage of the legislation by the full legislature, subsequent execution by the Governor and appropriate implementation by the Maine Gaming Control Board, we intend to continue to move forward with developing our plans for construction of a state-of-the-art racing and gaming facility in Bangor.

—Stock Split

        On February 3, 2005 the Company announced that its Board of Directors approved a 2-for-1 split of the Company's common stock. The stock split was in the form of a stock dividend of one additional share of the Company's common stock for each share held. The additional shares were distributed on March 7, 2005 to shareholders of record on February 14, 2005. As a result of the stock dividend, the number of outstanding shares of our common stock increased to approximately 82.8 million. All references in the financial statements to number of shares and net income per share amounts of our common stock have been restated to reflect the increased number of common stock shares outstanding.

—Redemption of 11 1/8% Senior Subordinated Notes due 2008; Issuance of 6 3/4% Senior Subordinated Notes due 2015

        On February 8, 2005, we called for redemption all of the $200 million aggregate principal amount of our outstanding 11 1/8% Senior Subordinated Notes due March 1, 2008, in accordance with the related indenture. The redemption price was $1,055.63 per $1,000 principal amount, plus accrued and unpaid interest and payment was made on March 10, 2005.

        On March 9, 2005, we completed an offering of $250 million of 6 3/4% senior subordinated notes due 2015. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005. These notes mature on March 1, 2015. We used the net proceeds from this offering to redeem the $200 million 11 1/8% Senior Subordinated Notes due March 1, 2008 and repay a portion of the term loan indebtedness under our current senior secured credit facility. The 6 3/4% notes are general unsecured obligations and are not guaranteed by our subsidiaries.

—Hollywood Casino Shreveport Bankruptcy and Disposition

        On August 27, 2004, our unrestricted subsidiary, Hollywood Casino Shreveport, or HCS, in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado Resorts LLC ("Eldorado") providing for acquisition of HCS by certain affiliates of Eldorado ("Eldorado Transaction"). On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporates the Eldorado Transaction. On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS. On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that has been filed against it, and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code.

        HCS filed a revised reorganization plan and disclosure statement with the Bankruptcy Court on March 3, 2005. The plan continues to provide for the acquisition of the hotel and casino by Eldorado under the agreement announced last year. The Official Bondholder Committee in the Chapter 11 case has joined HCS as a proponent of the plan. The Bankruptcy Court has set a hearing on the approval of the Disclosure Statement for April 11, 2005. Black Diamond Capital Management, LLC and KOAR International (Paul Alanis) continue to express interest in acquiring the hotel and casino and have asked the Bankruptcy Court for permission to file their own competing plan. HCS intends to oppose that request.

        We have reflected the results of this transaction by classifying the assets, liabilities and results of operations of Hollywood Casino Shreveport as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A gain or loss on this transaction has not been recorded or recognized at this time since the sale has not yet been completed and is subject to various approvals. Financial information for Hollywood Casino Shreveport was previously reported as part of our gaming reporting segment.

Owned Gaming Properties

Charles Town Entertainment Complex

        The Charles Town Entertainment Complex in Charles Town, West Virginia was our most profitable property in 2004. The Charles Town Entertainment Complex features approximately 3,793 gaming machines (up from 3,500 in 2003), live thoroughbred racing, simulcast wagering and dining. The facility is located within approximately a one-hour drive from Baltimore, Maryland and Washington, D.C. and is the only gaming property located conveniently west of these two cities. The complex is located on a portion of a 250-acre parcel and includes a newly refurbished 3/4-mile all-weather, lighted thoroughbred racetrack with a 3,000-person grandstand.

        We have undertaken a number of initiatives that will continue to drive growth at Charles Town. In 2004, we increased customer parking by expanding our parking garage and adding 1,050 spaces, converted 899 slot machines to ticket-in-ticket-out format to provide better customer service and added 300 slot machines to our floor count. In 2005, we plan to add another 200 machines to our gaming floor and continue to convert our machines to the ticket-in-ticket-out format.

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

        Hollywood Casino Aurora has 53,000 square feet of gaming space at a single-level dockside casino facility with 22 gaming tables and 1,161 gaming machines. The facility features a glass-domed, four-story atrium with two upscale lounges, the award-winning Fairbanks® gourmet steakhouse, the Hollywood Epic Buffet®, a high-end customer lounge and a private dining room for premium players. Hollywood Casino Aurora also has two parking garages with approximately 1,564 parking spaces. In addition, Hollywood Casino Aurora has retail items at the Hollywood Casino Studio Store®, a highly themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise from major Hollywood studios.

Casino Rouge

        Casino Rouge is currently one of two dockside riverboat gaming facilities operating in Baton Rouge, Louisiana. The property features a four-story, 47,000-square foot riverboat casino, reminiscent of a nineteenth century Mississippi River paddlewheel steamboat, and a two-story, 58,000-square foot dockside embarkation building. The riverboat features approximately 28,000 square feet of gaming space, 1,065 gaming machines, 31 table games, and a deli. In early 2005, we plan to complete the renovation of the riverboat's interior decor. The dockside embarkation facility offers a variety of amenities, including a steakhouse, a 268-seat buffet, a snack bar, a premium players' lounge, a public lounge area that includes a band stage and dance floor, meeting and planning space and a gift shop.

Casino Magic—Bay St. Louis

        Casino Magic—Bay St. Louis currently offers 39,500 square feet of gaming space, with 1,204 slot machines and 30 table games. Casino Magic—Bay St. Louis is located on the Mississippi Gulf Coast, within driving distance of New Orleans, Louisiana, Mobile, Alabama and other cities in the Southeast. We were the first dockside casino in Mississippi to operate on a barge rather than a traditional riverboat. The casino is located on a 17-acre marina with the adjoining land-based facilities situated on 591 acres. The property includes the 292-room Bay Tower Hotel, the 202-room Casino Magic Inn, banquet and meeting space, a 10,000 square foot conference facility, an 1,800-seat entertainment facility, an 18-hole Arnold Palmer-designed championship golf course, five restaurant venues and a live entertainment lounge. There remains ample room for expansion, to the extent the market grows.

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

        Hollywood Casino Tunica features 54,000 square feet of gaming space at a single-level casino with approximately 1,620 slot machines and 31 table games. Hollywood Casino Tunica's 492-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons.

        The casino includes the highly-themed Adventure Slots® gaming area, featuring multimedia displays of memorabilia from famous adventure motion pictures and over 200 slot machines. Additional entertainment amenities include the award-winning Fairbanks gourmet steakhouse, the Hollywood Epic Buffet, a 1950's-style diner named the Hollywood Diner, an entertainment lounge, a premium players' club, a themed bar facility, an indoor pool and showroom as well as banquet and meeting facilities. There is also an 18-hole championship golf course adjacent to the facility that is owned and operated through a joint venture with Resorts International Hotel and Casino, Inc. and Boyd Gaming. In addition, Hollywood Casino Tunica offers parking for 1,635 cars.

Boomtown Biloxi

        Boomtown Biloxi, also located in the Mississippi Gulf Coast, offers 33,600 square feet of gaming space, with 1,100 slot machines and 21 table games. In addition, the property includes a full service buffet restaurant, a 125-seat menu-service restaurant, a full-service bakery, an ice cream parlor, a western cabaret and a 20,000-square foot family entertainment center.

        Boomtown Biloxi offers gaming and entertainment amenities to primarily local, middle-income customers and tourists. The casino has an "old west" theme with western memorabilia, country/western music and employees dressed in western attire. Our strategy is to continue to focus on this market by providing moderately priced, quality amenities and by utilizing a broad array of marketing programs.

Bullwhackers

        The Bullwhackers properties include the Bullwhackers Casino, the adjoining Bullpen Sports Casino and the Silver Hawk Saloon and Casino. The Bullwhackers properties include 20,700 square feet of gaming space consisting of 910 slot machines. These casinos are located on leased land and 3.75 acres of owned land, most of which is utilized for a 340-car parking area.

Hollywood Casino Shreveport

        Hollywood Casino Shreveport is located in Shreveport, Louisiana, and is 190 miles east of Dallas, Texas. The principal target markets for Hollywood Casino Shreveport are Dallas, Fort Worth and other communities in East Texas. We lease approximately nine acres of land in Shreveport, Louisiana. The Hollywood Casino Shreveport resort consists of a 403-room, all suites, art deco-style hotel, and a three-level riverboat dockside casino. The casino contains approximately 59,000 square feet of space with approximately 1,434 slot machines and 71 table games. The centerpiece of the resort is a 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities. Hollywood Casino Shreveport competes directly with five casinos and a racetrack in the Shreveport market.

        On August 27, 2004, our unrestricted subsidiary, Hollywood Casino Shreveport, in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado providing for acquisition of Hollywood Casino Shreveport by certain affiliates of Eldorado. On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS. On October 28, 2004, Hollywood Casino Shreveport filed a joint plan and disclosure statement that incorporates the Eldorado transaction. On October 30, 2004, Hollywood Casino Shreveport agreed to the entry of an order for relief in the Chapter 11 case that has been filed against it and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code. Based on this transaction, the financial results of Hollywood Casino Shreveport are reported as discontinued operations for all periods presented. (See the discussion of discontinued operations in "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Operated Gaming Property

Casino Rama

        Through CHC Casinos Canada Limited, or CHC Casinos, our indirectly wholly-owned subsidiary, we operate Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. Casino Rama was established in July 1996 and is located on the lands of the Mnjikaning First Nation, approximately 90 miles north of Toronto. The property has approximately 92,000 square feet of gaming space, 2,300 gaming machines and 121 table games. A 5,000-seat entertainment facility was opened in July 2001 and a 300-room hotel was opened on June 30, 2002. The majority of the capital for this expansion was financed by an affiliate of the Mnjikaning First Nation, and is projected to be repaid out of the revenue of Casino Rama pursuant to the terms of the management contract. We were not required to commit any capital to these projects.

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

Racing Properties

Racing Property Overview

        In addition to our gaming assets, including the Charles Town Entertainment Complex which owns and operates a thoroughbred racetrack, we own and operate Penn National Race Course and six OTWs in Pennsylvania, Bangor Raceway in Maine and, through our joint venture, Freehold Raceway in New Jersey.

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

        Our OTWs and racetracks provide areas for viewing import simulcast races of thoroughbred and harness horse racing, televised sporting events, placing pari-mutuel wagers and dining. We operate six of the twenty-one OTWs in operation in Pennsylvania; two remaining OTWs are authorized for operation. Only licensed racing associations can operate OTWs or accept customer wagers on simulcast races. We have been transmitting simulcasts of our races to other OTWs, thoroughbred and harness horse racing tracks, and greyhound dog race tracks, throughout the United States, and receiving simulcasts of races from other thoroughbred and harness horse racing tracks for wagering by customers at our OTW locations and our horse race track facilities, year-round, for more than eleven years. Import simulcasts typically include races from premier horse racetracks such as Belmont Park, Churchill Downs, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga.

        Bangor Raceway is located at historic Bass Park in downtown Bangor, Maine. Harness racing has been conducted continuously at Bass Park since 1893 and it was once part of racing's Grand Circuit during the Roaring Twenties. Today Bangor hosts 27 days of harness racing during mid-summer on its one-half mile track. With over 12,000 square feet of space, the facility can seat 3,500 patrons and features a restaurant and cocktail lounge.

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

        We have also developed strategic relationships to further our wagering activities. In August 1999, we entered into an agreement with eBet Limited, an Internet wagering operation in Australia, to license their eBetUSA.com technology in the U.S. Through eBetUSA.com, Inc., our wholly-owned subsidiary, we use the eBetUSA.com technology to permit on-line pari-mutuel horseracing wagering over the internet in selected jurisdictions with the approval of the Pennsylvania State Horse Racing Commission and as permitted by applicable federal and state laws, rules and regulations. We currently accept wagers from residents of 17 U.S. jurisdictions.

Trademarks

        We own a number of trademarks registered with the U.S. Patent and Trademark Office, or U.S. PTO, including but not limited to, "Telebet," "World Series of Handicapping," and "Players' Choice." We also have a number of trademark applications pending with the U.S. PTO.

        BSL, Inc., our wholly-owned subsidiary entered into a License Agreement with Casino Magic Corp. dated August 8, 2000 pursuant to which it uses "Casino Magic" and other trademarks.

        BTN, Inc., our wholly-owned subsidiary, entered into a License Agreement with Boomtown, Inc. dated August 8, 2000 pursuant to which it uses "Boomtown" and other trademarks.

        As a result of our acquisition of Hollywood Casino Corporation, we own the service mark "Hollywood Casino" which is registered with the U.S. Patent and Trademark Office. We have been informed that our rights to the "Hollywood Casino" service mark are well established and have significant competitive value to the Hollywood casino properties. We have also acquired other trademarks used by the Hollywood Casino facilities and their related services. These marks are either registered or are the subject of pending applications with the U.S. PTO.

Competition

—Gaming Operations

        The gaming industry is characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than our resources. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions.

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

        Charles Town, West Virginia.    Our gaming machine operations at the Charles Town Entertainment Complex face competition from other gaming machine venues in West Virginia and in neighboring states (including, but not limited to, Dover Downs, Delaware Park and Harrington Raceway in Delaware and the casinos in Atlantic City, New Jersey). The venues in these neighboring states are permitted to offer significantly higher stakes for their gaming machines than are permitted in West Virginia. Atlantic City, New Jersey does not have a per-pull limit on its gaming machines, while Delaware has a $25 per-pull limit. The per-pull limit in West Virginia is currently $5 per gaming machine. In addition, Maryland is currently considering legislation permitting slot machines and Pennsylvania has recently passed legislation permitting slot machines at various locations. The failure to attract or retain gaming machine customers at the Charles Town Entertainment Complex, whether arising from such competition or from other factors, could have a material adverse effect on our business, financial condition and results of operations. The West Virginia Legislature is currently considering a bill to allow counties to determine, by local election, whether to permit certain table games at racetracks in the state.

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

        Baton Rouge, Louisiana.    Casino Rouge faces competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and from non-casino gaming opportunities within Louisiana. The principal competitor to Casino Rouge is the Argosy Casino, which is the only other licensed riverboat casino in Baton Rouge. We also face competition from three major riverboat casinos, one land-based casino in the New Orleans area, which is approximately 75 miles from Baton Rouge, and three Native American casinos in Louisiana. The two closest Native American casinos are land-based facilities located approximately 45 miles southwest and approximately 65 miles northwest of Baton Rouge. In addition, we face competition from a racetrack located approximately 55 miles from Baton Rouge that began operating approximately 1,500 gaming machines in December 2003. We also face competition from the truck stop gaming facilities located in certain surrounding parishes, each of which are authorized to operate up to 50 video poker machines.

        Mississippi Gulf Coast.    Our Mississippi Gulf Coast casino operations, Boomtown Biloxi and Casino Magic-Bay St. Louis, face intense competition. Dockside gaming has grown rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in March 1992 to twelve operating dockside casinos on December 31, 2004. Nine of these facilities are located in Biloxi, two are located in Gulfport and one is located in Bay St. Louis. In addition, the Mississippi Gaming Control Act does not limit the number of licenses that may be granted and there are a number of additional sites located in the Gulf Coast region that are in various stages of development. Any significant increase in the competition in the region could negatively impact our existing operations.

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

        Hollywood Casino Tunica also competes to some extent with a land-based casino complex operated by the Mississippi Band of Choctaw Indians in central Mississippi, approximately 200 miles south and east of Memphis, TN. In addition, Hollywood Casino Tunica may eventually face competition from the opening of gaming casinos closer to Memphis, such as in DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, most recently in November 1996. Casino gaming is not currently legalized in Tennessee or Arkansas; however, the legalization of gaming in either Tennessee or Arkansas could have a material adverse impact on Hollywood Casino Tunica.

        Black Hawk, Colorado.    The Black Hawk gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, types and pricing of non-gaming amenities, name recognition and overall atmosphere. There are currently 21 gaming facilities in the Black Hawk market and six gaming facilities in nearby Central City. Central City and Black Hawk gaming facilities compete for visitors, but historically, Black Hawk has enjoyed an advantage over Central City because customers have to drive through Black Hawk to reach Central City. During 2004 Central City completed construction of and opened a road directly connecting Central City and Black Hawk with Interstate 70, which allows customers to reach Central City without driving through Black Hawk.

        Ontario.    Our operation of Casino Rama through CHC Casinos Canada Limited faces competition in Ontario from three other commercial casinos, six charity casinos and at least 16 racetracks with gaming machines in the province. All of the casinos (including Casino Rama) and gaming machine facilities are operated by or on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. The Ontario Lottery and Gaming Corporation also operates several province-wide lotteries.

        There are two charity casinos and five racetracks with gaming machine facilities that directly affect Casino Rama. The two charity casinos together have 105 gaming tables and 902 gaming machines. The number of gaming machines at the racetracks ranges from 100 to over 1,700 each. There is a permanent casino located in Niagara Falls, Ontario, 80 miles southwest of Toronto that opened in June 2004 with 151 gaming tables and 2,986 gaming machines.

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

U.S. and Foreign Revenues

        Our revenues from continuing operations in the U.S. for 2002, 2003 and 2004 were approximately $618.9 million, $1,013.0 million and $1,140.7 million, respectively. Our revenues from operations in Canada for 2002, 2003 and 2004 were approximately $11.5 million, $13.7 million and $16.3 million, respectively. We currently do not derive revenue from any countries other than the U.S. and Canada.

Segments

        We operate in two segments, gaming and racing. For financial data about our segments for the years ended December 31, 2002, 2003 and 2004, please see Note 11 to our Consolidated Financial Statements.

Management

Name	Age	Position
Peter M. Carlino	58	Chairman and Chief Executive Officer
Kevin G. DeSanctis	52	President and Chief Operating Officer
Leonard M. DeAngelo	53	Executive Vice President of Operations
William J. Clifford	47	Senior Vice President-Finance and Chief Financial Officer
Robert S. Ippolito	53	Vice President, Secretary and Treasurer
Jordan B. Savitch	39	Senior Vice President and General Counsel

        Peter M. Carlino.    Mr. Carlino has served as our Chairman and Chief Executive Officer since April 1994. From 1984 to 1994, he devoted a substantial portion of his time to developing, building and operating residential and commercial real estate projects located primarily in central Pennsylvania. Since 1976, Mr. Carlino has been President of Carlino Financial Corporation, a holding company that owns and operates various Carlino family businesses, in which capacity he has been continuously active in strategic planning for Carlino Financial Corporation and monitoring its operations.

        Kevin G. DeSanctis.    Mr. DeSanctis joined us in February 2001 as our President and Chief Operating Officer. From 1995 to 2000, Mr. DeSanctis served as Chief Operating Officer, North America, for Sun International Hotels Limited where he was responsible for complete oversight of day-to-day operations of the company's gaming properties in North America and the Bahamas. Prior to joining Sun International, Mr. DeSanctis' experience included management and pre-opening responsibilities for gaming operations in Las Vegas, Nevada, Atlantic City, New Jersey, New Orleans, Louisiana and Colorado.

        Leonard M. DeAngelo.    Mr. DeAngelo joined us in July 2003 as Executive Vice President of Operations. From, December 2000 to July 2003, Mr. DeAngelo served as President of the Atlantic City

Hilton Casino Resort. Prior to being named President of the Atlantic City Hilton, Mr. DeAngelo served for three years as Corporate Senior Vice President of Casino Marketing with Sun International where, in addition to his marketing responsibilities, he also oversaw information technology initiatives relating to the casinos, including operations, marketing, data warehousing and online projects. From November 1995 to December 1997, Mr. DeAngelo was President of the Sands Hotel and Casino in Atlantic City. He served with the Sands in other executive positions beginning in 1983, holding the titles of Director of Casino Administration, Vice President Casino Administration and Senior Vice President before being named President. He began his career in the gaming and hotel industry in 1979 at Bally's Park Place Hotel and Casino in Atlantic City.

        William J. Clifford.    Mr. Clifford joined us in August 2001 and was appointed to his current position as Senior Vice President-Finance and Chief Financial Officer in October 2001. From March 1997 to July 2001, Mr. Clifford served as the Chief Financial Officer and Senior Vice President of Finance with Sun International Resorts, Inc., Paradise Island, Bahamas. From November 1993 to February 1997, Mr. Clifford was Financial, Hotel and Operations Controller for Treasure Island Hotel and Casino in Las Vegas. From May 1989 to November 1993, Mr. Clifford was Controller for Golden Nugget Hotel and Casino, Las Vegas. Prior to May 1989, Mr. Clifford held the positions of Controller for the Dunes Hotel and Casino, Las Vegas, Property Operations Analyst with Aladdin Hotel and Casino, Las Vegas, Casino Administrator with Las Vegas Hilton, Las Vegas, Senior Internal Auditor with Del Webb, Las Vegas, and Agent, Audit Division, of the Nevada Gaming Control Board, Las Vegas and Reno.

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

Governmental Regulations

        The gaming and racing industry are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

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

Employees and Labor Relations

        As of March 7, 2005, we had 12,126 full- and part-time employees.

        We are required to have agreements with the horsemen at each of our racetracks to conduct our live racing and simulcasting activities. In addition, in order to operate gaming machines in West Virginia, we must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

        At the Charles Town Entertainment Complex, we have an agreement with the Charles Town horsemen that expires on December 31, 2007 and an agreement with the breeders that expires on June 30, 2005. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on April 30, 2005. We are in active discussions with the pari-mutuel clerks at Charles Town regarding a new agreement or an extension of the existing agreement, however, there can be no assurance that we will be able to enter into a new agreement or an extension of the existing agreement on satisfactory terms or at all.

        Our agreement with the Pennsylvania thoroughbred horsemen at Penn National Race Course expires on September 30, 2011. We have an agreement with Local 137 at Penn National Race Course with respect to pari-mutuel clerks and admissions and Telebet personnel that expires on December 31, 2007. We also have an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at our OTWs. That agreement expires on September 30, 2005.

        Pennwood Racing also has an agreement in effect with the horsemen at Freehold Raceway which expires in May, 2006.

Risks Related to Our Business

        A substantial portion of our revenues and income from operations is derived from our Charles Town, West Virginia and Aurora, Illinois facilities.

        For the fiscal year ended December 31, 2004, approximately 35.1% and 44.9% of our net revenue and income from operations, respectively, were derived from our Charles Town operations, and approximately 20.4% and 27.8% of our net revenue and income from operations, respectively, were derived from our Aurora operations. We expect that a substantial portion of our revenues and income from operations for the immediate future will be derived from our Charles Town and Aurora facilities. Our ability to meet our operating and debt service requirements is substantially dependent upon the continued success of these facilities. The operations at these facilities could be adversely affected by numerous factors including:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to the facility, a downturn in the overall economy in the market, a decrease in gaming activities in the market or an increase in competition;

  •
  changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) applicable to a facility;

  •
  impeded access to the facility due to weather, road construction or closures of primary access routes; and

  •
  the occurrence of floods and other natural disasters.

        If any of these events occurs, our operating revenues and cash flow could decline significantly. For example, in July 2003, the State of Illinois increased certain tax rates and added new tax brackets for gaming licensees. We have taken steps to mitigate the Illinois tax increase through a variety of methods including employee reduction, marketing and promotional programs reductions, other cost reductions and the adoption of admission fees. While these steps have been beneficial to us, we cannot assure you that we will be able to successfully mitigate the tax increase.

        We may face disruption in integrating and managing the Argosy operations and any facilities we may acquire in the future.

        On November 3, 2004, we entered into a Merger Agreement pursuant to which we intend to acquire Argosy Gaming Company. In addition, we expect to continue pursuing expansion and acquisition opportunities, and we regularly evaluate opportunities for acquisition of other properties, which evaluations may include discussions and the review of confidential information after the execution of nondisclosure agreements with potential acquisition candidates, some potentially significant in relation to our size.

        We could face significant challenges in managing and integrating the expanded or combined operations of Penn National and Argosy and any other properties we may acquire. The integration of the Argosy operations and any other properties we may acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating Argosy, and other properties we may acquire, also may interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that the Argosy merger or the acquisition of any other properties will be completed or that Argosy or any other properties will be integrated successfully.

        Management of new properties, especially in new geographic areas, may require that we increase our managerial resources. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions. We also cannot assure you that if the Argosy merger or any other acquisitions are completed, that Argosy or any other acquired businesses will generate sufficient revenue to offset the associated costs or other adverse effects.

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

        The occurrence of some or all of the above described events could have a material adverse effect on our business, results of operations or financial condition.

        We face the risks that we may not consummate the Argosy merger.

        We cannot assure you that the Argosy merger will be consummated on the terms described herein, at a date certain or at all. The completion of the Argosy merger is subject to the satisfaction of certain conditions precedent, including receiving the various federal, state and local regulatory approvals, which may or may not occur. If we do not consummate the Argosy merger, then we will not receive the expected benefits of such merger.

        In addition, we have incurred and will continue to incur substantial costs in connection with the proposed Argosy merger. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors. We have also diverted significant management resources in an effort to complete the merger. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit, which could negatively impact our financial results and operations.

        Because of the complex conditions which must be satisfied in order to complete acquisitions in the gaming industry and the regulatory approvals required in connection with such acquisitions, our planned acquisition of Argosy, as well as our involvement in potential acquisitions in the future, may result in uncapitalized expenses, non-recurring charges, litigation, substantial obligations and a substantial risk of loss.

        If we consummate the Argosy merger then we will be subject to additional risks, including, without limitation, all of the business, financial, operational, environmental, competitive, regulatory, economic and other risks related to Argosy and its properties and operations that are included in Argosy's filings with the SEC. In addition, the risks that our current operations face may increase or intensify. Information concerning Argosy is publicly available via the SEC's website and EDGAR system. None of Argosy's public information has been incorporated by reference herein and we do not make any representations with respect to, or assume any responsibility for the accuracy or completeness of the information contained in, any filings by Argosy with the SEC.

        We face risks related to the development and expansion of our current properties.

        We expect to use a portion of our cash on hand, cash flow from operations and available borrowings under our revolving credit facility for significant capital expenditures at certain of our properties. Any proposed enhancement may require us to significantly increase the size of our existing work force at those properties. We cannot be certain that management will be able to hire and retain a sufficient number of employees to operate and manage these facilities at their optimal levels. The failure to employ the necessary work force could adversely affect our operations and ultimately harm profitability. In addition, these enhancements could involve risks similar to construction risks including cost over-runs, delays, market deterioration and receipt of required licenses, permits or authorizations, among others. Our failure to complete any new development or expansion project as planned, on schedule, within budget or in a manner that generates anticipated profits, could have a material adverse effect on our business, financial condition and results of operations.

        We face a number of challenges prior to opening new gaming facilities.

        No assurance can be given that the expected timetable for opening new gaming facilities will be met in light of the uncertainties inherent in the development of the regulatory framework, the licensing process, legislative action and litigation.

        We face significant competition from other gaming operations and racing and pari-mutuel operations.

        Gaming operations.    The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines not located in casinos, Native American gaming, Internet gaming and other forms of gambling in the United States. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, high school, collegiate and professional athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities, may legalize gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

        Gaming competition is particularly intense in each of the markets where we operate or where we may operate in the future. As competing properties have opened, our operating results may be negatively affected. Some of our competitors have more gaming industry experience, are larger and have significantly greater financial and other resources. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. There could be further competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes.

        We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in detail in the subsection entitled "Competition—Gaming Operations" of this Annual Report on Form 10-K.

        Racing and pari-mutuel operations.    Our racing and pari-mutuel operations face significant competition for wagering dollars from other racetracks and off-track wagering facilities, some of which also offer other forms of gaming, as well as other gaming venues such as casinos and state sponsored lotteries, including the Pennsylvania, New Jersey, Delaware and West Virginia lotteries. Our telephone account and Internet wagering operations compete with providers of such services throughout the country. We also may face competition in the future from new off-track wagering facilities, new racetracks or new providers of telephone account or Internet wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing and pari-mutuel operations, such gaming opportunities could have a material adverse effect on our business, financial condition and results of operations.

        We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

        We are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors and others in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome of these matters and in general, litigation can be expensive and time consuming. We may not be successful in the defense of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations. (For example, those lawsuits listed in Item 3 below).

        We face extensive regulation from gaming and other regulatory authorities.

        Licensing requirements.    As owners and operators of gaming and pari-mutuel wagering facilities, we are subject to extensive state, local and, in Canada, provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities, including the Colorado Limited Gaming Control Commission, the Illinois Gaming Board, the Louisiana Gaming Control Board, the Mississippi State Tax Commission, the Mississippi Gaming Commission, the New Jersey Casino Control Commission, the New Jersey Racing Commission, the Alcohol and Gaming Commission of Ontario, the Pennsylvania State Horse Racing Commission, the West Virginia Racing Commission, the West Virginia Lottery Commission, the Maine Gambling Control Board and the Maine Harness Racing Commission, have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, numbers and types of machines and loss limits. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

        We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming and pari-mutuel facilities. We cannot assure you that we will be able to retain them or demonstrate suitability to obtain any new licenses, registrations, permits or approvals. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. If we expand our gaming operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful.

        Gaming authorities in the U.S. generally can require that any beneficial owner of our securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must generally apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate such an owner's suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities.

        Potential changes in legislation and regulation of our operations.    Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial or other burdens on the way we conduct our business.

        Moreover, legislation to prohibit or limit gaming may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results.

        Taxation and fees.    We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations. For example, effective July 1, 2003, the State of Illinois increased the graduated gaming tax rate structure by increasing certain tax rates, adding new tax brackets and raising the highest marginal tax rate from 50% to 70%. Additionally, Illinois increased the admission tax from $3 to $5 per person. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes, and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our future financial results.

        Compliance with other laws.    We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our business, financial condition and results of operations.

  We depend on our key personnel.

        We are highly dependent on the services of Peter M. Carlino, our Chairman and Chief Executive Officer, Kevin G. DeSanctis, our President and Chief Operating Officer, and other members of our senior management team. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

        Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and compliance risks.

        New or changing laws and regulations relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies. These new or changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, recent issuance and/or lack of guidance. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty and higher costs regarding compliance matters. Due to our commitment to maintain high standards of compliance with laws and public disclosure, our efforts to comply with evolving laws, regulations and standards have resulted in and are likely to continue to result in increased general and administrative expenses. In addition, we are subject to different parties' interpretation of our compliance with these new and changing laws and regulations. A failure to comply with any of these new laws or regulations, including Section 404 of the Sarbanes-Oxley Act of 2002, could have a materially adverse effect on the company. For instance, if our gaming authorities, the SEC, our independent auditors or our shareholders and potential shareholders conclude that our compliance with the regulations is unsatisfactory, this may result in a negative public perception of our company, subject us to increased regulatory scrutiny, penalties or otherwise adversely affect us.

        Inclement weather and other conditions could seriously disrupt our business and have a material adverse effect on our financial condition and results of operations.

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to rivers, these facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For example, in September 2004, Casino Rouge in Baton Rouge, Louisiana, Casino Magic-Bay St. Louis in Bay St. Louis, Mississippi, and Boomtown Biloxi in Biloxi, Mississippi were closed on a precautionary basis in anticipation of Hurricane Ivan. In addition, several of our casinos are subject to risks generally associated with the movement of vessels on inland waterways, including risks of collision or casualty due to river turbulence and traffic. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period. Reduced patronage and the loss of a dockside casino or riverboat from service for any period of time could adversely affect our business, financial condition and results of operations.

        We are subject to environmental laws and potential exposure to environmental liabilities.

        We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and nonhazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. From time to time, we have incurred and are incurring costs and obligations for correcting environmental noncompliance matters. To date, none of these matters have had a material adverse effect on our business, financial condition or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

        We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to sell or rent property. The Bullwhackers and Silver Hawk Casinos are located within the geographic footprint of the Clear Creek/Central City Superfund Site, a large area of historic mining activity which is the subject of state and federal clean-up actions. Although we have not been named a potentially responsible party for this Superfund Site, it is possible that as a result of our ownership and operation of these properties (on which mining may have occurred in the past), we may incur costs related to this matter in the future. Furthermore, we are aware that there is or may be soil or groundwater contamination at certain of our facilities resulting from current or former operations. These matters are in various stages of investigation, and we are not able at this time to estimate the costs that will be required to resolve them. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

        The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

        A majority of our revenues are attributable to slot machines operated by us at our gaming faciltities. It is important, for competitive reasons, that we offer the most popular and up to date slot machine games with the latest technology to our customers.

        We believe that a substantial majority of the slot machines sold in the U.S. in 2004 were manufactured by a few select companies. In addition, we believe that one company in particular provided a majority of all slot machines sold in the U.S. in 2004.

        In recent years, the prices of new slot machines have escalated faster than the rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participation lease is substantially more expensive over the long term than the cost to purchase a new machine.

        For competitive reasons, we may be forced to purchase new slot machines or enter into participation lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could hurt our profitability.

  We depend on agreements with our horsemen and pari-mutuel clerks.

        The Federal Interstate Horseracing Act of 1978, as amended, the West Virginia Racing Act and the Pennsylvania Racing Act require that, in order to simulcast races, we have written agreements with the horse owners and trainers at our West Virginia and Pennsylvania race tracks. In addition, in order to operate gaming machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the gaming machines with a representative of a majority of the horse owners and trainers, a representative of a majority of the pari-mutuel clerks and a representative of a majority of the horse breeders.

        Effective October 1, 2004, we signed an agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course that expires on September 30, 2011. At the Charles Town Entertainment Complex, we have an agreement with the Charles Town Horsemen that became effective on January 1, 2005 and expires on December 31, 2007. Our agreement with the pari-mutuel clerks at Charles Town expires on April 30, 2005. We are in active discussions with the pari-mutuel clerks at Charles Town regarding a new agreement or an extension of the existing agreement, however, there can be no assurance that we will be able to enter into a new agreement or an extension of the existing agreement on satisfactory terms or at all.

        If we fail to maintain operative agreements with the horsemen at a track, we will not be permitted to conduct live racing and export and import simulcasting at that track and off-track wagering facilities, and, in West Virginia, we will not be permitted to operate our gaming machines. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

        Energy and fuel price increases may adversely affect our costs of operations and our revenues.

        Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the recent substantial increases in the cost of electricity in the United States will negatively affect our results of operations. In addition, energy and fuel price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which would negatively impact our revenues. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material.

  We Face Risks Related to Our Capital Structure.

        Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt.

        We continue to have a significant amount of indebtedness. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

  •
  require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  place us at a competitive disadvantage compared to our competitors that are not as highly leveraged;

  •
  limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

  •
  result in an event of default if we fail to satisfy our obligations under our debt or fail to comply with the financial and other restrictive covenants contained in our debt, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

        Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations. In addition, we may incur substantial additional indebtedness in the future, including to fund acquisitions. The terms of our existing indebtedness do not, and any future debt (including any senior secured credit facilities financing the Argosy merger) may not, fully prohibit us from doing so. If new debt is added to our current debt levels, the related risks that we now face could intensify.

        The availability and cost of financing could have an adverse effect on business.

        We intend to finance our current and future expansion and renovation projects primarily with cash flow from operations, borrowings under our current senior secured credit facility and equity or debt financings. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining additional equity financing or joint venture partners, or modifying our bank credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

  Our indebtedness imposes restrictive covenants on us.

        Our existing senior secured credit facility requires (and the senior secured credit facilities we intend to enter into to finance the Argosy merger will require) us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including fixed charge coverage and total leverage and senior leverage ratios. In addition, our existing senior secured credit facility restricts (and the senior secured credit facilities we intend to enter into to finance the Argosy merger) will restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. A failure to comply with the restrictions contained in our senior secured credit facilities and the indentures governing our existing senior subordinated notes could lead to an event of default thereunder which could result in an acceleration of such indebtedness. In addition, the indentures relating to our senior subordinated notes restrict, among other things, our ability to incur additional indebtedness (excluding certain indebtedness under senior secured credit facilities), make certain payments and dividends or merge or consolidate. A failure to comply with the restrictions in any of the indentures governing the notes could result in an event of default under such indenture which could result in an acceleration of such indebtedness and a default under our other debt, including our existing senior subordinated notes and our senior secured credit facilities.

        To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.

        Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our existing senior secured credit facility will be adequate to meet our future liquidity needs for the next few years.

        We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our existing senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, including with respect to our indebtedness. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. As we are required to satisfy amortization requirements under our existing senior secured credit facility or as other debt matures, we may also need to raise funds to refinance all or a portion of our debt. We cannot assure you that we will be able to refinance any of our debt, including our existing senior secured credit facility, on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service or refinance the notes, extend or refinance our debt, including our existing senior secured credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

  The price of our common stock may fluctuate significantly.

        Our stock price may fluctuate in response to a number of events and factors, such as variations in operating results, actions by various regulatory agencies and legislatures, litigation, market perceptions, progress with respect to potential acquisitions, changes in financial estimates and recommendations by securities analysts, the actions of rating agencies, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

        An Event of Default has occurred under the indentures governing the Hollywood Casino Shreveport notes.

        Our subsidiaries, HCS and Shreveport Capital Corporation, are issuers of $39 million aggregate principal amount of 13% senior secured notes due 2006 and $150 million aggregate principal amount of 13% first mortgage notes due 2006 (together, the "HCS notes"). The HCS issuers and the other obligors under the HCS notes are unrestricted subsidiaries under our existing senior secured credit facility, the existing note indentures. The HCS notes are non-recourse to us and our subsidiaries (other than the HCS issuers, HCS I, HCS II and HWCC-Louisiana).

        On August 27, 2004, HCS, in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado Resorts LLC ("Eldorado") providing for Eldorado's acquisition of HCS. On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS. On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporates the Eldorado transaction. On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that has been filed against it and HCS I, HCS II, HWCC-Louisiana and Shreveport Capital commenced voluntary cases under Chapter 11 of the Bankruptcy Code.

        HCS filed a revised reorganization plan and disclosure statement with the Bankruptcy Court on March 3, 2005. The plan continues to provide for the acquisition of the hotel and casino by Eldorado under the agreement announced last year. The Official Bondholder Committee in the Chapter 11 case has joined HCS as a proponent of the plan. The Bankruptcy Court has set a hearing on the approval of the Disclosure Statement for April 11, 2005. Black Diamond Capital Management, LLC and KOAR International (Paul Alanis) continue to express interest in acquiring the hotel and casino and have asked the Bankruptcy Court for permission to file their own competing plan. HCS intends to oppose that request.

        It is uncertain at this time what the outcome of the bankruptcy proceedings will be, whether the Eldorado transaction will be consummated or what the timing or terms of the proceedings or transaction would be, or what the effect on HCS or us or any of our other subsidiaries will be. The outcome of the proceedings and transaction could include a sale, liquidation and dissolution, bankruptcy and/or further litigation filed with respect to HCS and its affiliates.

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

ITEM 2.    PROPERTIES

The following describes our principal real estate properties:

        Charles Town Entertainment Complex.    We own a 250-acre parcel in Charles Town, West Virginia, a portion of which contains the Charles Town Entertainment Complex. The property also includes a newly refurbished 3/4-mile thoroughbred racetrack and an enclosed grandstand/clubhouse.

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

        Hollywood Casino Tunica.    We lease approximately 70 acres of land in Tunica, Mississippi, which contains a single-level casino with 54,000 square feet of gaming space and other land-based facilities. Hollywood Casino Tunica is located amongst a cluster of gaming facilities, including those operated by Resorts International Hotel and Casino, Inc. and Boyd Gaming Corporation.

        Boomtown Biloxi.    We lease substantially all of the 19 acres on which Boomtown Biloxi is located under a 99-year lease that began in 1994. We also lease approximately 5 acres of submerged tidelands at the casino site from the State of Mississippi under a ten-year lease with a five-year option to renew. We own the barge on which the casino with 33,600 square feet of gaming space is located and all of the land-based facilities. In January 2004, we completed the acquisition of an adjacent property which we plan to utilize for additional parking and to develop the property in the event we move the casino barge.

        Bullwhackers.    Our Bullwhackers Casino, the adjoining Bullpen Sports Casino and the Silver Hawk Saloon and Casino are located on an approximately four-acre site. We own the Bullwhackers Casino and Silver Hawk Saloon and Casino properties and lease Bullpen Sports Casino property. The casinos on the property have 20,700 square feet of gaming space.

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

        Bangor Historic Track.    We lease approximately 27 acres located at Bass Park in Bangor, Maine, which consists of over 12,000 square feet of grandstand space with seating for 3,500 patrons.

        OTWs.    We own one of our existing OTW facilities and lease the remaining five facilities. The following is a list of our OTW facilities and their locations:

Our OTW Locations

Location	Size (Sq. Ft.)	Owned/Leased	Date Opened
Reading, PA	22,500	Leased	May, 1992
Chambersburg, PA	12,500	Leased	April, 1994
York, PA	25,000	Leased	March, 1995
Lancaster, PA	24,000	Leased	July, 1996
Williamsport, PA	14,000	Owned	February, 1997
Johnstown, PA	14,220	Leased	September, 1998

        Other.    We lease approximately 19,196 square feet of office and warehouse space in three office buildings in Wyomissing, Pennsylvania for our executive offices. The office buildings are owned by an affiliates of Peter M. Carlino, our Chairman and Chief Executive Officer. We believe the lease terms for the executive office and warehouse to be no less favorable than such lease terms that could have been obtained from unaffiliated third parties.

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

        The following proceedings could result in costs, settlements or damages that materially impact our consolidated financial condition or operating results. In each instance, we believe that we have meritorious defenses and/or counter-claims and intend to vigorously defend ourself.

        In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against us in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking a declaratory judgment that the plaintiff landlord is entitled to terminate the lease and/or void our option to renew the lease due to certain alleged defaults by us or our predecessors-in-interest. The term of our lease expired in January 2004 and we exercised our automatic right to renew for an additional five-year term (which, as previously noted, is being contested by the landlord). In September 2003, the court granted us a partial motion for summary judgment. On October 26, 2004, in ruling on a motion for summary judgment filed by the plaintiff, the court determined that we were in default of an obligation in the lease and that the lease is dissolved. We plan to vigorously appeal this decision, which suspends any effect of the October 26, 2004 order during the pendency of the appeal. Depending on the outcome of the appeal, we may eventually choose from options which may include entering into a new lease with the plaintiff, purchasing the property from the plaintiff or relocating. Any of these options are likely to involve significant costs. A relocation of the boat will require regulatory and/or local approvals, which we may not be able to obtain. In March 2005, the plaintiff filed an additional lawsuit against us seeking (i) a ruling that additional rent is due to the landlord as a result of the default, (ii) that a lessor's lien should be recognized as encumbering certain property to secure the payment of such rent, and (iii) a declaration that certain improvements revert to the landlord upon termination of the lease. A hearing regarding the lessor's lien is scheduled for May 2005.

        In October 2002, in response to our plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations, filed a lawsuit against us in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) we must use the leased premises for a gaming use or, in the alternative, (ii) after the move, we will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved our request to relocate the barge. Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved our plan to relocate the barge. We filed a motion for summary judgment in October 2003 and the plaintiff filed its own motion for summary judgment in January 2004. In March 2004, the trial court ruled in favor of us on all counts. The plaintiff's subsequent motion for reconsideration was denied and plaintiff has appealed the decision to the Fifth Circuit. A hearing on the appeal is scheduled for April 4, 2005.

        On August 27, 2004, our unrestricted subsidiary, Hollywood Casino Shreveport, or HCS, in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado Resorts LLC ("Eldorado") providing for acquisition of HCS by certain affiliates of Eldorado. On September 10, 2004, certain creditors of the Hollywood Casino Shreveport filed with the U.S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana, an involuntary petition against Hollywood Casino Shreveport for relief under Chapter 11 of the U.S. Bankruptcy Code. On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporates the Eldorado Transaction. On October 30, 2004, the Bankruptcy Court entered an order for relief. Hollywood Casino Shreveport continues to manage its assets and business as a "debtor in possession" subject to the powers and supervision of the Bankruptcy Court pursuant to Chapter 11. In addition, on October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of Hollywood Casino Shreveport, HWCC-Louisiana, Inc., the parent company of both HCS I, Inc. and HCS II, Inc., and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 in the U.S. Bankruptcy Court, Western District of Louisiana.

        HCS filed a revised reorganization plan and disclosure statement with the Bankruptcy Court on March 3, 2005. The plan continues to provide for the acquisition of the hotel and casino by Eldorado under the agreement announced last year. The Official Bondholder Committee in the Chapter 11 case has joined HCS as a proponent of the plan. The Bankruptcy Court has set a hearing on the approval of the Disclosure Statement for April 11, 2005. Black Diamond Capital Management, LLC and KOAR International (Paul Alanis) continue to express interest in acquiring the hotel and casino and have asked the Bankruptcy Court for permission to file their own competing plan. HCS intends to oppose that request.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Range of Market Price

        Our common stock is quoted on The NASDAQ National Market under the symbol "PENN." The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ National Market.

	High	Low
2004
First Quarter	$14.78	$11.51
Second Quarter	16.60	13.63
Third Quarter	20.20	15.99
Fourth Quarter	31.17	19.34
2003
First Quarter	$9.71	$7.35
Second Quarter	11.80	7.38
Third Quarter	11.73	9.77
Fourth Quarter	12.98	10.51

        The closing sale price per share of common stock on The NASDAQ National Market on March 28, 2005, was $29.60. As of March 28, 2005, there were approximately 638 holders of record of common stock. All references to sales prices of our common stock have been retroactively restated to reflect the increased number of common stock shares outstanding pursuant to the March 7, 2005 stock split.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial and operating data for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 are derived from our consolidated financial statements that have been audited by BDO Seidman, LLP, an independent registered public accounting firm. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2000(1)	2001(2)	2002(3)	2003(4)	2004
	(In thousands, except per share data)
Income statement data:(5)
Net Revenues	$254,302	$478,258	$618,856	$1,012,998	$1,140,689
Total operating expenses	214,811	406,155	520,612	836,463	926,909

Income from operations	39,491	72,103	98,244	176,535	213,780
Other (expenses), net	(27,645)	(40,525)	(52,381)	(76,878)	(76,152)

Income before income taxes	11,846	31,578	45,863	99,657	137,628
Taxes on income	3,682	10,916	17,534	37,463	50,288

Net income from continuing operations	8,164	20,662	28,329	62,194	87,340
Income (Loss) from discontinued operations	3,828	3,096	2,534	(10,723)	(15,856)

Net income	$11,992	$23,758	$30,863	$51,471	$71,484

Per share data:(6)
Earnings (loss) per share—basic
Income from continuing operations	$0.14	$0.34	$0.38	$0.79	$1.09
Discontinued operations, net of tax	$0.06	$0.05	$0.03	$(0.14)	$(0.20)

Basic net income per share	$0.20	$0.39	$0.41	$0.65	$0.89

Earnings (loss) per share—diluted
Income from continuing operations	$0.13	$0.32	$0.36	$0.77	$1.05
Discontinued operations, net of tax	$0.06	$0.05	$0.03	$(0.14)	$(0.19)

Diluted net income per share	$0.19	$0.37	$0.39	$0.63	$0.86

Weighted shares outstanding—basic	59,872	61,306	75,550	78,946	80,510
Weighted shares outstanding—diluted	61,772	63,674	78,188	81,224	83,508
Other data:
Net cash provided by operating activities	$40,976	$84,784	$101,641	$140,036	$195,454
Net cash used in investing activities	(229,027)	(216,039)	(102,064)	(330,864)	(65,404)
Net cash provided by (used in) financing activities	201,810	145,593	18,312	217,459	(124,177)
Depreciation and amortization	9,908	29,751	34,518	57,471	65,785
Interest expense	20,644	46,096	42,104	76,616	75,720
Capital expenditures	27,295	41,511	88,533	56,733	68,957
Balance sheet data:
Cash and cash equivalents(7)	$22,299	$36,637	$54,536	$81,567	$87,620
Total assets	439,900	679,377	765,480	1,609,599	1,643,407
Total debt(7)	309,299	458,909	375,018	990,123	858,909
Shareholders' equity	79,221	103,265	247,000	309,878	398,092

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

(5)
Certain prior year amounts have been reclassified to conform to the current year presentation.

(6)
Per share data has been retroactively restated to reflect the increased number of common stock shares outstanding as a result of our June 25, 2002 and March 7, 2005 stock splits.

(7)
Does not include discontinued operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

        We are a leading, diversified, multi-jurisdictional owner and operator of gaming properties, as well as horse racetracks and associated off-track wagering facilities, or OTWs. We own or operate nine gaming properties located in Colorado, Illinois, Louisiana, Mississippi, Ontario and West Virginia that are focused primarily on serving customers within driving distance of the properties. We also own one racetrack and six OTWs in Pennsylvania, one racetrack in West Virginia, one racetrack in Maine, and through a joint venture, own and operate a racetrack in New Jersey. On February 12, 2004, we completed the purchase of Bangor Historic Track, Inc. which operates harness racing at the city owned track at Bass Park in Bangor, Maine. We operate in two segments, gaming and racing, and derive substantially all of our revenues from such operations. We believe that our portfolio of assets provides us with a diversified cash flow from operations.

        We have made significant acquisitions in the past few years and expect to continue to pursue additional acquisition and development opportunities in the future. On March 3, 2003, we completed our largest acquisition to date, the acquisition of Hollywood Casino Corporation. The Hollywood Casino Corporation acquisition significantly increased our revenues and cash flow. In Maine, subsequent to our February 12, 2004 purchase of Bangor Historic Track, Inc., we were granted an unconditional racing license for 2004 (and a renewal for 2005) and operated a 27-day harness meet at Bass Park in Bangor. The annual license represents the first regulatory approval necessary for us to proceed with our anticipated $74 million development project for a 1,500 slot machine gaming facility and to satisfy a condition precedent to completing our purchase of Bangor Historic Track. On July 5, 2004, Pennsylvania Governor Edward G. Rendell signed into law the Pennsylvania Race Horse Development and Gaming Act. Our plan is to develop a completely new gaming and racing facility at our Penn National Race Course in Grantville, Pennsylvania. Under this plan, we expect to open in a new permanent facility with 2,000 slot machines within approximately one year after receiving a license at an estimated cost of $240 million, inclusive of the $50 million gaming license fee, and expand to up to 5,000 machines based on demand. While we would have preferred to develop the site, as a result of the ownership restrictions on a second slot license in the Pennsylvania gaming law, on October 15, 2004 we announced our agreement to sell our Pocono Downs facilities, land and OTWs to the Mohegan Tribal Gaming Authority. This sale was completed on January 25, 2005. Most notably, on November 3, 2004, we and Argosy Gaming Company announced that our boards of directors unanimously approved a definitive merger agreement under which we will acquire all of the outstanding shares of Argosy for $47.00 per share in cash. The transaction is valued at approximately $2.2 billion, including approximately $805 million of long-term debt of Argosy and its subsidiaries. Upon closing, the transaction is expected to be immediately accretive to our earnings per share. On January 20, 2005, Argosy's shareholders approved the Merger Agreement. This transaction is an extremely significant step for us.

        The vast majority of our revenue is gaming revenues derived primarily from gaming on slot machines and, to a lesser extent, table games. Racing revenues are derived from wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races. Other revenues are derived from hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities.

        We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties particularly in attractive regional markets.

        Key performance indicators related to revenues are:

  •
  Gaming revenue indicators—slot handle (volume indicator), table game drop (volume indicator) and "win" or "hold" percentages, which are not fully controllable by us. Our typical slot win percentage is in the range of 5% to 9% of slot handle and our typical table games win percentage is in the range of 15% to 21% of table game drop; and

  •
  Racing revenue indicators—pari-mutuel wagering commissions (volume indicator) earned on wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races.

        Our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines and pari-mutuel wagering. Our business is capital intensive and we rely on cash flow from our properties to generate operating cash to repay debt, fund capital maintenance expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions.

        We have reflected the results of the transactions for the disposition of Hollywood Casino Shreveport and The Downs Racing, Inc. by classifying the assets, liabilities and results of operations of Hollywood Casino Shreveport and The Downs Racing, Inc. as assets and liabilities held for sale and discontinued operations in accordance with the provisions of Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A gain or loss on either of these transactions has not been recorded or recognized as of December 31, 2004 since the sales have not yet been deemed completed. Financial information for HCS was previously reported as part of the gaming reporting segment and financial information for The Downs Racing, Inc. and its subsidiaries was previously reported as part of the racing reporting segment. For a discussion of these discontinued operations please see the subsection entitled "Discontinued Operations" below.

Results of Continuing Operations

        The results of continuing operations for the years ended December 31, 2002, 2003, and 2004 are summarized below (in thousands):

	2002	2003	2004
Revenue:
Gaming	$491,930	$871,218	$992,088
Racing	56,116	52,075	49,948
Management service fee	11,479	13,726	16,277
Food, beverage and other revenue	87,136	131,915	147,991

Gross revenues	646,661	1,068,934	1,206,304
Less: Promotional allowances	(27,805)	(55,936)	(65,615)

Net Revenues	618,856	1,012,998	1,140,689

Operating expenses:
Gaming	289,448	475,407	544,746
Racing	41,777	41,752	38,997
Food, beverage and other expenses	57,743	92,663	97,712
General and administrative	97,126	169,170	179,669
Depreciation and amortization	34,518	57,471	65,785

Total operating expenses	520,612	836,463	926,909

Income from continuing operations	$98,244	$176,535	$213,780

The following are the most important factors and trends that contribute to our operating performance:

  •
  Most of our properties operate largely in mature competitive markets. As a result, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, jurisdictional expansions and, to a lesser extent, property expansion in under-penetrated markets.

  •
  The continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, as illustrated by our experience in Illinois in 2003.

  •
  Consistent with the consolidation trend in the gaming industry, the Company has been very active in acquisitions. We have acquired five casino properties, the Casino Rama management contract, and Bangor Historic Track, Inc. since January 1, 2001, and on November 3, 2004 we announced the proposed acquisition of Argosy Gaming Company.

  •
  A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance in Pennsylvania and Maine) and potential competitive threats to business at our existing properties (such as Maryland). The timing and occurrence of these events remain uncertain. Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

  •
  The continued demand for, and the Company's emphasis on, slot wagering entertainment at our properties, which revenue is the consistently profitable segment of the gaming industry.

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

        The results of continuing operations by reporting segment and property level for the years ended December 31, 2002, 2003, and 2004 are summarized below (in thousands):

	Revenues(1)			Income from operations
Gaming Segment	2002	2003	2004	2002	2003	2004
Charles Town Entertainment Complex	$253,539	$329,147	$400,129	$56,891	$72,929	$96,031
Hollywood Casino Aurora(2)	—	201,938	232,584	—	54,547	59,372
Casino Rouge(3)	105,034	106,940	108,409	21,608	23,650	25,543
Casino Magic-Bay St. Louis	95,756	106,641	106,236	10,333	12,333	9,996
Hollywood Casino Tunica(2)	—	96,648	117,509	—	11,041	18,525
Boomtown Biloxi	73,225	72,644	70,391	9,264	9,766	8,739
Bullwhackers(4)	16,723	26,467	32,035	948	1,626	3,206
Casino Rama Management Contract(4)	11,479	13,726	16,277	10,608	12,343	15,485
Corporate overhead	—	—	—	(17,005)	(26,210)	(26,318)

Total Gaming Segment	555,756	954,151	1,083,570	92,647	172,025	210,579

Racing Segment
Pennsylvania Racing Operations	63,100	58,847	57,119	5,597	4,510	3,552
Bangor Historic Track	—	—	—	—	—	(351)

Total Racing Segment	$618,856	$1,012,998	$1,140,689	$98,244	$176,535	$213,780

(1)
Net revenues are net of promotional allowances.

(2)
Reflects results since the March 3, 2003 acquisition. For the year ended December 31, 2003, Hollywood Casino Aurora revenues were $248.1 million and income from operations was $65.7 million and Hollywood Casino Tunica revenues were $113.0 million and income from operations was $12.2 million.

(3)
Reflects results since the April 27, 2001 acquisition.

(4)
Reflects results since the April 25, 2002 acquisition.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

Net revenues, year ended December 31, 2004
(In thousands)

	Gaming	Racing	Total
Gaming	$992,088	$—	$992,088
Racing	—	49,948	49,948
Management Service fee	16,277	—	16,277
Food, beverage and other revenue	140,820	7,171	147,991

Gross revenue	1,149,185	57,119	1,206,304
Less: Promotional allowances	(65,615)	—	(65,615)

Net revenues	$1,083,570	$57,119	$1,140,689

Net revenues, year ended December 31, 2003
(In thousands)

	Gaming	Racing	Total
Gaming	$871,218	$—	$871,218
Racing	—	52,075	52,075
Management Service fee	13,726	—	13,726
Food, beverage and other revenue	125,143	6,772	131,915

Gross revenue	1,010,087	58,847	1,068,934
Less: Promotional allowances	(55,936)	—	(55,936)

Net revenues	$954,151	$58,847	$1,012,998

        Net revenues increased in 2004 by $127.7 million, or 12.6%, to $1,140.7 million from $1,013.0 million in 2003. The two Hollywood Casino properties contributed $51.5 million of the increase primarily due to comparing a full year of operations in 2004 to a ten-month period of operations in 2003. Had we owned the properties for the full year 2003, the Hollywood Casino properties revenues would have decreased by $11.0 million between 2003 and 2004 primarily due to the effects of the increase in the gaming tax structure at the Hollywood Casino Aurora property. From the properties we owned prior to the acquisition of the Hollywood Casino properties, revenues increased by $76.2 million, or 11.7%. The Charles Town Entertainment Complex had another record year as revenues increased by $71.0 million due to a full year of results from the 2003 gaming area expansion and the addition of 300 new slot machines during 2004.

  Gaming Revenues

        Gaming revenue increased in 2004 by $120.9 million, or 13.9%, to $992.1 million from $871.2 million in 2003. The Hollywood Casino properties contributed $47.9 million of the increase and the properties we owned prior to the acquisition contributed the remaining $73.0 million of the increased gaming revenue. Of this total, Charles Town Entertainment Complex increased gaming revenue by $68.6 million as a result of the expansion that added 700 gaming machines in July 2003 and the addition of 300 new slot machines during 2004. The average number of gaming machines in play at Charles Town Entertainment Complex increased to 3,659 in 2004 from 3,089 in 2003, with the average win per machine increasing to $273 in 2004 from $264 per day in 2003 as a result of increased patronage by mid-week and drive-in customers due to the success of our marketing program targeted toward such customers. At Bullwhackers Casinos gaming revenue increased by $5.0 million in 2004. The revenue gains were a result of an increase in patronage from more effective marketing programs and a change in product mix that resulted in a higher hold percentage and average win per unit per day. Casino Rouge had an increase in gaming revenue of $1.3 million even though there was a decrease in visitation in 2004. The revenue increase was a result of a change in product mix to more low denomination video slot machines which generated higher win per day and hold percentages than higher denomination machines and an increase in table game play. These revenue gains were partially offset by a $1.6 million decline at Boomtown Biloxi caused by a loss of patronage to our competitors and Hurricane Ivan in September 2004.

        Management service fees from Casino Rama increased in 2004 by $2.6 million, or 18.6%, to $16.3 million from $13.7 million in 2003. The increase in management service fees is a result of continued emphasis on marketing programs which focus on trip generation, favorable weather (mild winter months and rainy summer months), favorable table games hold percentages, compressed prior year business levels resulting from SARS and increased patronage resulting from the institution of a no-smoking policy at the largest race track beginning in June 2004. These factors more than offset the opening of the permanent Niagara Fallsview Casino and Resort.

        Food, beverage and other revenue increased in 2004 by $15.7 million, or 12.5%, to $140.8 million from $125.1 million in 2003. The Hollywood Casino properties contributed $10.6 million of the increase and the properties we owned prior to the acquisition contributed $5.1 million. Charles Town increased its food, beverage and other revenue by $4.1 million as a result of expanded food court and restaurant operations, increased attendance and increased revenues from other ancillary services. At Casino Magic-Bay St. Louis, food, beverage and other revenue, including hotel revenues, increased by $1.1 million primarily as a result of marketing programs that were implemented to increase hotel occupancy and feature our dining outlets. Bullwhackers had a $.8 million, or 50%, increase in food, beverage and other revenues as a result of better food quality, the opening of a new bakery and deli on the casino floor and offering additional cash services for our patrons. At Boomtown Biloxi, revenues decreased by $.9 million as a result of lost business from Hurricane Ivan and a change in our food and beverage marketing programs.

        Promotional allowances increased in 2004 by $9.7 million to $65.6 million from $55.9 million in 2003. The Hollywood Casino properties accounted for $6.9 million of the increase and the properties we owned prior to the acquisition increased by $2.8 million. Charles Town had an increase in its promotional allowance costs of $1.6 million primarily due to the increase in slot machine play and attendance at the expanded facility and increased membership in its players' club. Casino Magic-Bay St. Louis also had an increase of $1.3 million in promotional allowances as a result of changes to our marketing programs that focus on increasing casino play and facility utilization.

  Racing revenues

        Racing revenues decreased in 2004 by $2.1 million, or 4.1%, to $49.9 million from $52.0 million in 2003. In 2004, due to inclement weather, we lost thirteen race days at Penn National Race Course and had a decline in attendance at the OTWs that remained open during any inclemency. We also experienced a decline in our call center revenue as a result of restrictions placed on telephone and internet wagering account activity by various state gaming regulatory agencies. These factors caused a decrease in racing revenue of $2.9 million in Pennsylvania. In Bangor, Maine, we ran a 27-day harness meet and had racing revenues of $.8 million in 2004.

        Food, beverage and other revenues increased by approximately $.2 million in Pennsylvania and were approximately $.2 million at the Bangor Historic Track.

Operating Expenses

Operating Expenses, year ended December 31, 2004
(In thousands)

	Gaming	Racing	Total
Gaming	$544,746	$—	$544,746
Racing	—	38,997	38,997
Food, beverage and other expenses	93,029	4,683	97,712
General and administrative	171,070	8,599	179,669
Depreciation and amortization	64,149	1,636	65,785

Total operating expenses	$872,994	$53,915	$926,909

Operating Expenses, year ended December 31, 2003
(In thousands)

	Gaming	Racing	Total
Gaming	$475,407	$—	$475,407
Racing	—	41,752	41,752
Food, beverage and other expenses	88,054	4,609	92,663
General and administrative	162,720	6,450	169,170
Depreciation and amortization	55,936	1,535	57,471

Total operating expenses	$782,117	$54,346	$836,463

        Total operating expenses increased in 2004 by $90.4 million, or 10.8%, to $926.9 million from $836.5 million in 2003. The two Hollywood Casino properties contributed $39.2 million of the increase primarily due to comparing a full year of operations in 2004 to a ten-month period of operations in 2003. However, had we owned the properties for the full year 2003, the Hollywood Casino properties operating expenses would have decreased by $11.0 million between 2003 and 2004 primarily due to the effects of the increase in the gaming tax structure at the Hollywood Casino Aurora property. From the properties we owned prior to the acquisition of the Hollywood Casino properties, operating expenses increased by $51.2 million, or 8.5%.

  Gaming operating expenses

        Gaming expenses increased in 2004 by $69.3 million, or 14.4%, to $544.7 million from $475.4 million in 2003. The Hollywood Casino properties accounted for $26.1 million of the increase and the expenses at the properties we owned prior to the acquisition increased by $43.2 million. At Charles Town, gaming expenses increased by $41.8 million and included gaming taxes attributable to the increased gaming revenue and salaries, wages and benefits due to the additional staffing levels needed to accommodate the expanded gaming floor area and increased customer volumes. Gaming expenses increased at Casino Magic-Bay St. Louis by $2.0 million as a result of marketing expenditures, primarily for entertainment expenses, promotional giveaways and VIP function-related expenses that were focused on driving attendance and slot machine play. Boomtown Biloxi had a decrease in gaming expenses of $2.1 million resulting primarily from changes made in the marketing and promotion programs and a decrease in gaming taxes that were directly attributable to lower gaming revenues. Casino Rouge also had a decrease in gaming expenses of $1.7 million in 2004. The decrease was a result of a change in product mix that also included a reduction in the number of participation games on the floor and lower participation fees, lower marketing costs and lower labor costs as a result of a change to ticket-in-ticket-out slot machines. At the Bullwhackers Casinos, gaming expenses increased by

$3.3 million in 2004 as a result of an increase in gaming taxes that resulted from higher gaming revenues and a higher effective gaming tax rate and an increase in marketing expenses.

        Food, beverage and other expenses increased in 2004 by $5.0 million to $93.0 million from $88.0 million in 2003. The Hollywood Casino properties accounted for $1.4 million of the increase and the properties we owned prior to the acquisition produced the remaining $3.6 million increase. These expenses increased at Charles Town by $3.5 million due to increased food and beverage volumes from increased attendance, increases in food costs and increases in staffing. Boomtown Biloxi had a decrease in expenses primarily as a result of decreased food and beverage revenues. The other properties had minor fluctuations in food, beverage and other expenses as a result of volume changes and higher food costs.

        General and administrative expenses increased by $8.4 million to $171.1 million in 2004 from $162.7 million in 2003. The increase was generated entirely by our gaming properties and corporate overhead. The addition of the two Hollywood properties increased general and administrative expenses by $8.8 million, the properties we owned prior to acquisition had an decrease in general and administrative expenses of $1.3 million and corporate overhead increased by $.9 million. General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit. The general and administrative expenses at Charles Town increased by $1.5 million primarily due to additional payroll related costs for the expanded facility and increased property and general liability insurance costs. Our other properties had small decreases in general and administrative expenses due to decreases in property and general liability expenses, and payroll related expenses. Corporate overhead expenses increased by $.9 million in 2004 as compared to 2003. Corporate expenses such as payroll and employees benefits, outside services and travel have increased as a result of the Hollywood Casino acquisition in 2003. Lobbying expenses in connection with Pennsylvania slot legislation and Maine gaming regulations also increased corporate costs. However, our corporate overhead as a percentage of our net revenues decreased.

        Depreciation and amortization expense increased by $8.2 million, or 14.7%, to $64.1 million in 2004 from $55.9 million in 2003. The addition of the Hollywood Casino properties increased depreciation and amortization expense by $3.0 million. The remaining increase of $5.2 million was primarily a result of the expansion at Charles Town for additional gaming space and the parking structure and the purchase of new slot machines at many of our properties.

  Racing operating expenses

        Racing expenses decreased in 2004 by $2.8 million, or 6.6%, to $39.0 million from $41.8 million in 2003. The decrease in Pennsylvania racing expenses were partially offset by $.9 million in racing expenses at the Bangor Historic Track in Maine. Expenses that have a direct relationship to racing revenue such as purse expense, pari-mutuel taxes, simulcast fees and totalisator expense all decreased with the decrease in racing revenues.

        Other racing related expenses such as food, beverage and other expenses, general and administrative expenses and depreciation expenses decreased slightly or have remained at the same levels as the prior year.

Income from operations

        Income from operations increased by $37.3 million, or 21.1%, to $213.8 million in 2004 from $176.5 million in 2003. The increase was generated entirely by our gaming properties. The Hollywood Casino properties contributed $12.3 million. Our overall profit margin increased to 18.7% in 2004 from 17.4% in 2003. We credit our property management teams for these results as their continued focus on customer and employee satisfaction, market share gains and operating margin improvements contribute to our consolidated improvement in income from continuing operations and operating margins.

        Other income (expense) summary (in thousands):

Year ended December 31,	2003	2004
Other income (expense):
Interest expense	$(76,616)	$(75,720)
Interest income	1,649	2,093
Earnings from joint venture	1,825	1,634
Other	(1,899)	(392)
Loss on change in fair values of interest rate swaps	(527)	—
Loss on early extinguishment of debt	(1,310)	(3,767)

Total other expense	$(76,878)	$(76,152)

Interest expense

        Interest expense decreased by $.9 million in 2004 primarily due to the principal payments of $129.7 million we made on our senior secured credit facility term loans. In conjunction with the accelerated principal loan payments, we recorded a loss on early extinguishment of debt of $3.8 million for deferred finance fees. Subject to the availability of attractive acquisition or project opportunities, we expect to continue to accelerate our principal payments as free cash flow allows.

Other non-recurring expenses

        In 2003, we incurred other expenses of $1.9 million. These expenses included costs for the write-off of an option on a greyhound race track and costs incurred for due diligence in connection with the Wembley plc potential acquisition. There were no charges incurred in 2004.

Discontinued Operations

        Discontinued operations reflect the results of Hollywood Casino Shreveport and Pocono Downs. We had a loss, net of tax benefit, from discontinued operations of $15.9 million and $10.7 million in 2004 and 2003, respectively, and a gain, net of tax, from discontinued operations of $2.5 million in 2002. On August 27, 2004 Hollywood Casino Shreveport entered into an agreement of sale with Eldorado Resorts LLC. On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS. As a result of the Chapter 11 bankruptcy filing by Hollywood Casino Shreveport, the sale has not yet been consummated. On October 15, 2004 we announced the sale of Pocono Downs and its related OTW facilities to the Mohegan Tribal Gaming Authority. The sale was completed on January 25, 2005. We have reflected the results of these transactions by classifying the assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations. 2002 and 2003 results from these properties have been reclassified to conform to the 2004 presentation. (See Note 15 to our Consolidated Financial Statements).

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

Net revenues, year ended December 31, 2003
(In thousands)

	Gaming	Racing	Total
Gaming	$871,218	$—	$871,218
Racing	—	52,075	52,075
Management Service fee	13,726	—	13,726
Food, beverage and other revenue	125,143	6,772	131,915

Gross revenue	1,010,087	58,847	1,068,934
Less: Promotional allowances	(55,936)	—	(55,936)

Net revenues	$954,151	$58,847	$1,012,998

Net revenues, year ended December 31, 2002
(In thousands)

	Gaming	Racing	Total
Gaming	$491,930	$—	$491,930
Racing	—	56,116	56,116
Management Service fee	11,479	—	11,479
Food, beverage and other revenue	80,152	6,984	87,136

Gross revenue	583,561	63,100	646,661
Less: Promotional allowances	(27,805)	—	(27,805)

Net revenues	$555,756	$63,100	$618,856

        Net revenues increased in 2003 by $394.1 million, or 64.2%, to $1,013.0 million from $618.9 million in 2002. The two new Hollywood Casino properties contributed $298.6 million of the increase. From the properties we owned prior to the acquisition of the Hollywood Casino properties, revenues increased by $95.5 million. The Charles Town Entertainment Complex had another record year as revenues increased by $75.6 million due to the opening of an additional 38,000 square feet of gaming space with 700 new slot machines in July and a full year of results from the 2002 expansion. At Casino Magic-Bay St. Louis revenues increased by $10.9 million due to the impact of a full year of operations of the 291-room Bay Tower Hotel and Conference Center that opened in May of 2002.

  Gaming Revenues

        Gaming revenue increased in 2003 by $379.3 million, or 77.1%, to $871.2 million from $491.9 million in 2002. The Hollywood Casino properties contributed $286.9 million of the increase and the properties we owned prior to the acquisition contributed the remaining $92.4 million of the increased gaming revenue. Of this total, Charles Town Entertainment Complex increased gaming revenue by $74.5 million as a result of the expansion that added 715 gaming machines in September 2002 and another 700 gaming machines in July 2003. The average number of gaming machines in play increased to 3,089 in 2003 from 2,312 in 2002 with the average win per machine remaining at $264 per day. At Casino Magic-Bay St. Louis, gaming revenue increased by $6.5 million due to the impact of a full year of operations for the Bay Tower Hotel and Conference Center that opened in May 2002. The increase in occupancy at the hotel was the major volume driver for the increase in revenue from gaming machines. At Bullwhackers Casinos, our April 2002 acquisition, gaming revenue increased by $9.7 million in 2003 and reflects a comparison of a full year of operations in 2003 to eight months of operations in 2002.

        Management service fees from Casino Rama increased by $2.2 million, or 19.6%, to $13.7 million from $11.5 million in 2002. The increase in management service fees is a result of marketing programs that focus on trip generation, recent visitors and the hotel and convention center that opened in July 2002. These programs have increased attendance, hotel occupancy and slot play in the casino.

        Food, beverage and other revenue increased in 2003 by $45.0 million, or 56.1%, to $125.1 million from $80.1 million in 2002. The Hollywood Casino properties contributed $36.6 million of the increase and the properties we owned prior to the acquisition contributed $8.4 million. Charles Town increased its food, beverage and other revenue by $1.8 million as a result of a full year of operations for the new food court that opened in July 2002 and increased revenues from other ancillary services. At Casino Magic-Bay St. Louis, food, beverage and other revenue, including hotel revenues, increased by $6.2 million as a result of a full year of operations for the hotel and convention center and the marketing programs that were implemented to increase hotel occupancy and feature our dining outlets.

        Promotional allowances increased in 2003 by $28.1 million to $55.9 million from $27.8 million in 2002. The Hollywood Casino properties accounted for $24.9 million of the increase and the properties we owned prior to the acquisition increased by $3.2 million. Of the $3.2 million, over $1.7 million was attributable to the marketing of the new hotel and convention center at Casino Magic-Bay St. Louis.

  Racing revenues

        Racing revenues at our Pennsylvania facilities decreased in 2003 by $4.0 million, or 7.2%, to $52.1 million from $56.1 million in 2002. In 2003, due to inclement weather, we lost thirteen race days at Penn National Race Course and had a decline in attendance at the OTWs that remained open during any inclemency. We also experienced a decline in our call center revenue as a result of restrictions placed on telephone and internet wagering account activity by various state gaming regulatory agencies.

        There was no significant changes in food, beverage and other revenues at our racing properties.

Operating expenses

Operating Expenses, year ended December 31, 2003
(In thousands)

	Gaming	Racing	Total
Gaming	$475,407	$—	$475,407
Racing	—	41,752	41,752
Food, beverage and other expenses	88,054	4,609	92,663
General and administrative	162,720	6,450	169,170
Depreciation and amortization	55,936	1,535	57,471

Total operating expenses	$782,117	$54,346	$836,463

Operating Expenses, year ended December 31, 2002
(In thousands)

	Gaming	Racing	Total
Gaming	$289,448	$—	$289,448
Racing	—	41,777	41,777
Food, beverage and other expenses	53,225	4,518	57,743
General and administrative	90,744	6,382	97,126
Depreciation and amortization	32,823	1,695	34,518

Total operating expenses .	$466,240	$54,372	$520,612

  Gaming operating expenses

        Gaming expenses increased in 2003 by $186.0 million, or 64.2%, to $475.4 million from $289.4 million in 2002. The Hollywood Casino properties accounted for $137.8 million of the increase and the expenses at the properties we owned prior to the acquisition increased by $48.2 million. At Charles Town, gaming expenses increased by $45.3 million and included gaming taxes attributable to the increased gaming revenue and salaries, wages and benefits due to the additional staffing levels needed to accommodate the expanded gaming floor area and increased customer volumes. Gaming expenses increased at Casino Magic-Bay St. Louis by $4.4 million as a result of gaming taxes attributable to increased gaming revenue and marketing expenditures, primarily for entertainment expenses, promotional giveaways and VIP function-related expenses that were focused on driving attendance and slot machine play. Boomtown Biloxi had a decrease in gaming expenses of $2.2 million resulting primarily from changes made in the marketing and promotion programs. At Bullwhackers Casinos, gaming expenses increased by $6.5 million in 2003 as a result of comparing a full year of operations in 2003 to eight months of operations in 2002.

        Food, beverage and other expenses increased in 2003 by $34.8 million to $88.0 million from $53.2 million in 2002. The Hollywood Casino properties accounted for $30.4 million of the increase and the properties we owned prior to the acquisition produced the remaining $4.4 million increase. Most of the remaining increase is attributable to Charles Town and Casino Magic-Bay St. Louis, which had expansion projects that increased capacity that resulted in gains in attendance during the year, and Bullwhackers Casinos which we operated for a full year in 2003, compared to eight months in 2002.

        General and administrative expenses increased by $72.0 million to $162.7 million in 2003 from $90.7 million in 2002. The increase was generated entirely by our gaming properties and corporate overhead. The addition of the Hollywood Casino properties increased general and administrative expenses by $50.7 million, the properties we owned prior to the acquisition had an increase in general and administrative expenses of $12.1 million and corporate overhead increased by $9.2 million. General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit. At the properties, general and administrative expenses increased at Charles Town and Casino Magic-Bay St. Louis primarily as a result of the expansion projects that added new gaming space and a new hotel at these properties and at Bullwhackers Casinos which had a full year of operations in 2003, compared to eight months in 2002. The other properties did not have any significant changes in these expenses. Corporate overhead expenses increased by $9.2 million in 2003, primarily due to additional CRC acquisition cost, lobbying and site development expenses in connection with Pennsylvania slot legislation, Scarborough, Maine referendum expenses, and legal fees. Other corporate expenses also increased as a result of the Hollywood Casino acquisition in March of 2003. However, our corporate overhead as a percentage of our net revenues decreased.

        Depreciation and amortization expense increased by $23.1 million, or 70.4%, to $55.9 million in 2003 from $32.8 million in 2002. The addition of the Hollywood Casino properties increased depreciation and amortization expense by $14.1 million. The remaining increase of $9.0 million was primarily a result of the expansion at Charles Town for additional gaming space and the parking structure, the new hotel at Casino Magic-Bay St. Louis and the purchase of new slot machines at many of our properties.

  Racing operating expenses

        Racing expenses at our Pennsylvania properties were $41.8 million in 2003 and 2002. Expenses that have a direct relationship to racing revenue such as purse expense, pari-mutuel taxes, simulcast fees and totalisator expense all decreased with the decrease in racing revenues, but were offset by increases in other operating expenses.

        Other racing related expenses such as food, beverage and other expenses, general and administrative expenses and depreciation expenses decreased slightly or have remained at the same levels as the prior year.

Income from operations

        Income from operations increased by $78.3 million, or 79.7%, to $176.5 million in 2003 from $98.2 million in 2002. The increase was generated entirely by our gaming properties. The Hollywood Casino properties contributed $65.6 million. Our overall profit margin increased to 17.4% in 2003 from 15.9% in 2002. For properties we owned for more than one year, our operating margins, not including corporate overhead, improved to 19.2% from 18.6% in 2002. We credit our property management teams for these results as their continued focus on customer and employee satisfaction, market share gains and operating margin improvements contribute to the consolidated improvement in income from operations and operating margins.

        Other income (expense) summary (in thousands):

Year ended December 31,	2002	2003
Other income (expense):
Interest expense	$(42,104)	$(76,616)
Interest income	1,553	1,649
Earnings from joint venture	1,965	1,825
Other	(52)	(1,899)
Loss on change in fair values of interest rate swaps	(5,819)	(527)
Loss on early extinguishment of debt	(7,924)	(1,310)

Total other expense	$(52,381)	$(76,878)

Interest expense

        Interest expense increased by $34.5 million in 2003 due to borrowing an additional $700 million for the acquisition of Hollywood Casino Corporation. During 2003 we restructured our debt by reducing the principal amount due on the credit facility by $100 million, negotiating a reduction in the interest rate applicable to loans under the credit facility and replacing approximately $200 million in term loans under the credit facility with new 6 7/8% senior subordinated notes. Subject to the availability of attractive acquisition or project opportunities, we expect to continue to accelerate our principal payments as free cash flow allows.

Other non-recurring expenses

        In 2003, we incurred other expenses of $1.9 million. These expenses included costs for the write-off of an option on a greyhound race track and costs incurred for due diligence in connection with the Wembley plc potential acquisition. During 2002, we incurred a $5.8 million pre-tax charge to earnings as a result of the change in fair value of our interest rate swaps. The financial institutions that provided our $350 million senior credit facility required the interest rate swap agreements for the variable rate term loans. The term loans were repaid in March 2002 from the proceeds of our equity and senior subordinated note offerings. Generally accepted accounting principles require the change in fair value of the swaps be recognized in our financial statements as if they were settled at the end of each reporting period until the agreements expire. Also in 2002, as part of our debt restructuring, we charged operations for deferred financing costs of $5.9 million related to the prepayment of the variable rate term loans provided by our $350 million senior credit facility. In addition, we paid a prepayment penalty of $2.0 million.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

        Net cash provided by operating activities was $195.5 million for the year ended December 31, 2004. This consisted of net income from continuing operations of $87.3 million, non-cash reconciling items of $101.9 million and net decreases in current liability accounts along with net decreases in current asset accounts of $6.3 million, net of assets and liabilities acquired in the Bangor Historic Track, Inc. acquisition.

        Cash flows used in investing activities totaled $65.4 million for the year ended December 31, 2004. Expenditures for property, plant, and equipment totaled $69.0 million in 2004 and included $25.4 million at Charles Town for additional gaming space, $4.6 million at Boomtown for the land acquisition and $39.0 million in capital maintenance expenditures including new slot machines. The aggregate cash purchase price for the Bangor Historic Track, Inc. acquisition, net of cash acquired, was $.9 million which does not include $9.7 million recorded in miscellaneous other assets. Distributions from our New Jersey Joint venture totaled $3.1 million and proceeds from sales of property and equipment totaled $1.4 million.

        Cash flows used in financing activities totaled $124.2 million for the year ended December 31, 2004. We also incurred $.8 million in deferred financing. Principal payments on long-term debt included $131.4 million in payments under our credit facility. Net proceeds from capital leases was $.2 million. Net proceeds from the exercise of stock options totaled $7.8 million.

Outlook

        Based on our current level of operations, and anticipated revenue growth, we believe that cash generated from operations, amounts available under our credit facility, and net proceeds from the sale of Pocono Downs will be adequate to meet our anticipated debt service requirements, except for the defaults under the Hollywood Casino Shreveport notes (which are non-recourse to us), capital expenditures and working capital needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available under our credit facility or otherwise will be available to enable us to service our indebtedness, including the credit facility and the notes, to retire or redeem the notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, jurisdictional expansions and, to a lesser extent, property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. We may need to refinance all or a portion of our debt on or before maturity. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

        The following table summarizes our capital project expenditures, other than capital maintenance expenditures, by property for the fiscal year ended December 31, 2004 (in thousands):

Property	Budget	Actual
Charles Town Entertainment Complex	$24,000	$25,369
Boomtown Biloxi	5,500	4,625

Total	$29,500	$29,994

        The Charles Town Entertainment Complex has substantially completed work on Phase III of the facility expansion. Phase III includes the expansion of the parking garage by approximately 1,050 spaces, adding an additional 500 slot machines and related equipment, a new buffet area with seating for approximately 500 people and infrastructure improvements, including a loading dock, dry storage area, offices and a maintenance shop. The parking garage was completed and opened on July 1, 2004. We have installed 300 slot machines and the new gaming area, with an additional 200 slot machines, opened in the third quarter.

        At Boomtown Biloxi, we signed an option to purchase approximately 4 acres of land adjacent to our Boomtown Biloxi property in January 2002. This purchase was completed in January 2004 at a cost of $3.7 million and was part of our 2004 budget. We expect to use the land for additional parking and to develop the property in the event that we move the casino barge. The decision to move the casino barge is contingent upon the outcome of an appeal of the lawsuit filed by our landlord that is scheduled to be heard in April 2005. Due to the ongoing litigation with our landlord at the Boomtown Biloxi property, we elected not to budget for any additional project-related capital expenditures in 2004 other than the acquisition of the land. In the event that this dispute can be resolved in 2005, we may elect to revisit the decision.

        For 2004, we spent approximately $39 million for capital maintenance (replacement) expenditures at our properties.

        Cash generated from operations funded all of our project capital expenditures and capital maintenance expenditures in 2004.

        The following table summarizes our planned capital project expenditures, other than capital maintenance expenditures, by property for the fiscal year ending December 31, 2005 (in thousands):

Year Ending December 31, 2005
Property
Charles Town Entertainment Complex	$63,800
Boomtown Biloxi	3,450
Penn National Race Course & OTWs	70,000
Bangor Historic Track	61,500
Corporate	1,000

Total	$199,750

        The Charles Town Entertainment Complex will continue its facility expansion in 2005. Plans call for additional gaming floor space for 700 more slot machines. This will bring the slot machine count to 4,500 when completed in 2006. Plans also include a new buffet, additional land purchases, a new entrance road to the facility, a new perimeter road, a second parking garage for 2,700 vehicles and a small, detached hotel.

        At Boomtown Biloxi, we are planning to spend $3.4 million on warehouse space and the relocation and construction of a new welcome center. The lease for the property that the current welcome center is located on expires in May, 2005.

        Capital expenditures at Penn National Race Course are estimated to be $240 million of which $70 million is budgeted in 2005 and is contingent upon the granting of a gaming license by the Pennsylvania Gaming Control Board and the granting of a building permit by the local municipality. Our construction budget includes the payment of the $50 million gaming license fee in 2005.

        In Bangor, Maine we plan to start construction on our new gaming facility that will contain 1,500 slot machines. Our plans are subject to the approval of our gaming license application by the Gambling Control Board and the issuance of appropriate legislation, an unconditional gaming license to develop and operate the facility, and any other required approvals. We anticipate opening the facility in mid-2006. The project budget includes the final payment due for the purchase of Bangor Historic Track, Inc. which is subject to our receipt of an unconditional gaming license.

        At our corporate headquarters in Wyomissing, Pennsylvania, we have a budget of $1.0 million for the expansion and renovation of our office space. Additional office space will likely be required as a result of the Argosy acquisition.

        For 2005, we expect to spend approximately $61.3 million for capital maintenance (replacement) projects at our properties. Of this total, approximately $31.8 million will be spent on slot machines and ticket-in-ticket-out slot technology at our facilities in states where the new technology is approved.

        We expect to use cash generated from operations and cash available under the revolver portion of our credit facility to fund our anticipated capital expenditure and capital maintenance expenditures in 2005.

Debt

—Senior Secured Credit Facility

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

        During 2004, we paid down $129.7 million of principal on the Term Loan D facility including $50.0 million in the fourth quarter. As a result of the accelerated principal payments on the credit facility, the Company recorded a loss on early extinguishment of debt of $3.8 million for the write-off of the associated deferred finance fees.

        At December 31, 2004, we had an outstanding balance of $270.0 million on Term Loan D facility and $91.6 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $8.4 million. The weighted average interest rate on the Term D facility is 4.99% at year-end excluding swaps and deferred finance fees.

        The senior secured credit facility is secured by substantially all of our assets of, except for the assets of Hollywood Casino Shreveport, which serve as collateral for the notes of Hollywood Casino Shreveport. See "Discontinued Operations—Hollywood Casino Shreveport Notes" below.

—Redemption of 11 1/8% Senior Subordinated Notes due 2008; Issuance of 6 3/4% Senior Subordinated Notes due 2015

        On February 8, 2005, we called for redemption of all the $200 million aggregate principal amount of our outstanding 11 1/8% Senior Subordinated Notes due March 1, 2008, in accordance with the related indenture. The redemption price was $1,055.63 per $1,000 principal amount, plus accrued and unpaid interest and payment was made on March 10, 2005.

        On March 9, 2005, we completed an offering of $250 million of 6 3/4% senior subordinated notes due 2015. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005. These notes mature on March 1, 2015. We used the net proceeds from this offering to redeem the $200 million 11 1/8% Senior Subordinated Notes due March 1, 2008 and repay a portion of the term loan indebtedness under our current senior secured credit facility. The 6 3/4% notes are general unsecured obligations and are not guaranteed by our subsidiaries.

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

—6 7/8% Senior Subordinated Notes due 2011

        On December 4, 2003, we completed an offering of $200 million of 6 7/8% senior subordinated notes due 2011. Interest on the notes is payable on June 1 and December 1 of each year, beginning June 1, 2004. These notes mature on December 1, 2011. We used the net proceeds from the offering to repay term loan indebtedness under our current senior secured credit facility. The 6 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain current and future wholly-owned domestic subsidiaries.

—Anticipated Financing for Argosy Acquisition

        Concurrently with the closing of the Argosy merger we plan to enter into new senior secured credit facilities upon terms and conditions to be negotiated. We have received commitments from Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Lehman Commercial Paper Inc. to provide up to $2.725 billion of senior secured credit facilities (which we may elect to increase to up to $3.025 billion as described below) to finance the transactions contemplated by the Merger Agreement pursuant to which we will acquire the outstanding shares of Argosy, refinance certain of our and Argosy's indebtedness and pay certain fees and expenses in connection therewith. It is contemplated that such senior secured credit facilities would be comprised of a $750.0 million revolving credit facility, up to a $325.0 million term loan A facility and up to a $1.65 billion term loan B facility. During the first three years of the term of the senior secured credit facilities, we may elect to increase the senior secured credit facilities by up to $300 million in the aggregate, subject to some limitations; provided that any increase in commitments under the new revolving credit facility cannot exceed $100 million. The senior secured credit facilities are to be guaranteed by substantially all of our and Argosy's domestic subsidiaries and secured by substantially all of our, Argosy's and such guarantors' assets, in each case except to the extent prohibited by relevant gaming authorities after we have used commercially reasonable efforts to arrange for such guarantees or collateral or as otherwise excluded. Material conditions to funding include, without limitation, absence of a material adverse change at Argosy, refinancing of Argosy's existing indebtedness and our existing senior secured credit facility, receipt of necessary regulatory approvals and consummation of the Argosy merger in compliance in all material respects with the Merger Agreement.

—Covenants

        Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios. In addition, our senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. The terms of our senior subordinated notes contain similar restrictions. Except for the defaults under the Hollywood Casino Shreveport notes, for which we (other than the Shreveport entities) are not liable, at December 31, 2004, we were in compliance with all required financial covenants.

Commitments and Contingencies

—Contractual Cash Obligations

        As of December 31, 2004, there was no indebtedness outstanding under our revolving credit portion of our credit facility and there was approximately $91.6 million available for borrowing. The following table presents our contractual cash obligations as of December 31, 2004 (in thousands):

	Payments Due By Period
	Total	2005	2006 – 2007	2008 – 2009	2010 and After
Senior secured credit facility(1)	$270,000	$2,728	$267,272	$—	$—
11 1/8% senior subordinated notes due 2008(2)
Principal	200,000	—	—	200,000	—
Interest	77,875	22,250	44,500	11,125	—
8 7/8% senior subordinated notes due 2010(3)
Principal	175,000	—	—	—	175,000
Interest	85,422	15,531	31,063	31,063	7,766
6 7/8% senior subordinated notes due 2011(4)				—
Principal	200,000	—	—	—	200,000
Interest	96,250	13,750	27,500	27,500	27,500
Purchase obligations	24,174	17,396	4,176	2,602	—
Construction commitments	8,895	8,895	—	—	—
Capital Leases	13,908	1,766	3,965	4,267	3,910
Operating Leases	22,178	5,260	8,352	6,659	1,907

Total	$1,173,702	$87,576	$386,828	$283,216	$416,083

(1)
As of December 31, 2004 there was no indebtedness outstanding under the credit facility and there was approximately $91.6 million available for borrowing under the revolving credit portion of the credit facility.

(2)
All $200.0 million aggregate principal amount of the outstanding 11 1/8% notes were redeemed in accordance with the related indenture on March 10, 2005. Interest payments of approximately $11.1 million were due on each March 1 and September 1.

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

        For a discussion of the $150.0 million aggregate principal amount of 13% senior secured notes and the $39.0 million aggregate principal amount of 13% first mortgage notes issued by Hollywood Casino Shreveport and Shreveport Capital Corporation, which are non-recourse to Penn National, see "Discontinued Operations—Hollywood Casino Shreveport Notes" below.

—Other Commercial Commitments

        The following table presents our material commercial commitments as of December 31, 2004 for the following future periods:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	2005	2006 – 2007	2008 – 2009	2010 and After
		(In thousands)
Revolving Credit Facility(1)	$—	$—	$—	$—	$—
Letters of Credit(1)	8,398	8,398	—	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	8,050	767	1,533	5,750	—

Total	$16,448	$9,165	$1,533	$5,750	$—

(1)
The available balance under the revolving portion of the $100.0 senior secured credit facility is diminished by outstanding letters of credit.

(2)
In connection with our 50% ownership interest in Pennwood Racing, Inc., our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood's lender to guarantee up to 50% of Pennwood's $16.1 million term loan. Our obligation as of December 31, 2004 under this guarantee is approximately $8.1 million.

  —Interest Rate Swap Agreements

        See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" below.

Discontinued Operations

        On August 27, 2004, our unrestricted subsidiary, Hollywood Casino Shreveport, in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado providing for acquisition of HCS by certain affiliates of Eldorado. On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS. On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporates the Eldorado Transaction. On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that has been filed against it and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code.

        HCS filed a revised reorganization plan and disclosure statement with the Bankruptcy Court on March 3, 2005. The plan continues to provide for the acquisition of the hotel and casino by Eldorado under the agreement announced last year. The Official Bondholder Committee in the Chapter 11 case has joined HCS as a proponent of the plan. The Bankruptcy Court has set a hearing on the approval of the Disclosure Statement for April 11, 2005. Black Diamond Capital Management, LLC and KOAR International (Paul Alanis) continue to express interest in acquiring the hotel and casino and have asked the Bankruptcy Court for permission to file their own competing plan. HCS intends to oppose that request.

        On January 25, 2005, we completed the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. Under the terms of the agreement, MTGA acquired The Downs Racing and its subsidiaries including Pocono Downs (a standardbred horse racing facility located on approximately 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania OTW facilities located in Carbondale, East Stroudsburg, Erie, Hazleton and the Lehigh Valley (Allentown).

        We have reflected the results of the transactions for the disposition of Hollywood Casino Shreveport and The Downs Racing, Inc. by classifying the assets, liabilities and results of operations of Hollywood Casino Shreveport and The Downs Racing, Inc. as assets and liabilities held for sale and discontinued operations in accordance with the provisions of Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A gain or loss on either of these transactions has not been recorded or recognized as of December 31, 2004, the sales had not yet been deemed completed. Financial information for HCS was previously reported as part of the gaming reporting segment and financial information for The Downs Racing, Inc. and its subsidiaries was previously reported as part of the racing reporting segment.

—Hollywood Casino Shreveport Notes

        Hollywood Casino Shreveport, or HCS, and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% senior secured notes due 2006 and $39 million aggregate principal amount of 13% first mortgage notes due 2006, which we refer to in this document as the Hollywood Casino Shreveport notes. Hollywood Casino Shreveport is a general partnership that owns the casino operations. Shreveport Capital Corporation is a wholly-owned subsidiary of Hollywood Casino Shreveport formed solely for the purpose of being a co-issuer of the Hollywood Casino Shreveport notes.

        The Hollywood Casino Shreveport notes are non-recourse to us and our subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc., which we refer to as the Shreveport entities) and are secured by substantially all of the assets of the casino, the first mortgage notes are secured by the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc. Further, an event of default under the indentures for the Hollywood Casino Shreveport notes does not cause an event of default under the Company's senior secured credit facility or senior subordinated notes.

        The Hollywood Casino Shreveport notes have been in default under the terms of their respective note indentures since May 2003 and accordingly are classified as current obligations within liabilities held for sale at December 31, 2004.

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

Long-lived assets

        At December 31, 2004, we had a net property and equipment balance of $597.4 million, representing 36.4% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

Accounting Pronouncements Issued or Adopted in 2004

        In December 2004, the FASB issued Statement No. 123 (revised 2004), "Stock-Based Payment" (SFAS 123R). This statement replaces SFAS 123, "Accounting for Stock-Based Compensation," supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and amends SFAS 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective the first interim or annual reporting period that begins after June 15, 2005, which will be for the period covered by our quarterly report on Form 10-Q for the third quarter of 2005. We currently account for stock option grants using the intrinsic-value method in accordance with APB 25. Under the intrinsic-value method, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. If we would have applied the fair value recognition provisions of SFAS 123R, we would have had a charge to earnings of $4.7 million for stock-based employee compensation, net of related income taxes, for 2004.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information as of December 31, 2004, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts and weighted average interest rates by maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2004.

	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$200,000	$—	$375,000	$575,000
Average interest rate				11.12%		7.81%	8.96%
Variable rate	$2,728	$2,728	$264,544	$—	$—	$—	$270,000
Average interest rate(1)	4.99%	4.99%	4.99%				4.99%
Leases	$1,766	$1,895	$2,071	$2,270	$1,997	$3,910	$13,909
Average interest rate	6.73%	6.73%	6.73%	6.73%	6.73%	6.73%	6.73%
Interest rate derivatives:
Interest rate swaps
Variable to fixed	$—	$120,000	$135,000	$—	$—	$—	$255,000
Average pay rate		1.92%	2.48%
Average receive rate(2)		2.55%	2.55%

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

        On September 3, 2004, we terminated our $55 million notional amount interest rate swap originally scheduled to expire on March 27, 2005. We paid $27,500 to terminate the swap agreement. On December 5, 2004, we terminated our $65 million notional amount interest rate swap originally scheduled to expire on March 27, 2006. We received $379,000 to terminate the swap agreement. We terminated our swap agreements early in conjunction with accelerated payments of principal on the senior secured credit facility Term D loans.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and subsidiaries
Wyomissing, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Penn National Gaming, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria) and our report dated March 25, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP BDO Seidman, LLP

Philadelphia, Pennsylvania
March 25, 2005

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

Year ended December 31,	2003	2004
Assets
Current assets:
Cash and cash equivalents	$81,567	$87,620
Receivables, net of allowance for doubtful accounts of $2,062 and $1,883, respectively	25,739	40,812
Prepaid expenses and other current assets	25,447	19,517
Deferred income taxes	17,284	18,274
Prepaid income taxes	7,593	7,980

Total current assets	157,630	174,203

Net property, plant and equipment	594,152	597,394

Other assets:
Investment in and advances to unconsolidated affiliate	17,187	15,709
Excess of cost over fair market value of net assets acquired	586,969	588,085
Management service contract (net of amortization of $6,719 and $9,231, respectively)	19,027	16,515
Deferred financing costs, net	28,214	20,063
Miscellaneous	10,813	42,752
Assets held for sale	195,607	188,686

Total other assets	857,817	871,810

Total Assets	$1,609,599	$1,643,407

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$5,634	$4,494
Accounts payable	10,785	13,629
Accrued expenses	45,950	56,732
Accrued interest	11,736	13,124
Accrued salaries and wages	27,482	27,648
Gaming, pari-mutuel, property and other taxes	11,940	14,941
Income taxes payable	9,313	23,105
Other current liabilities	7,698	24,438

Total current liabilities	130,538	178,111

Long-term liabilities:
Long-term debt, net of current maturities	984,489	854,415
Deferred income taxes	13,354	31,806
Liabilities held for sale	171,340	180,983

Total long-term liabilities	1,169,183	1,067,204

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; shares issued 81,242,700 and 83,131,940, respectively	812	831
Restricted stock, 160,000 shares issued	—	(2,114)
Treasury stock, shares at cost 1,698,800 shares	(2,379)	(2,379)
Additional paid-in capital	162,039	180,573
Retained earnings	148,055	219,539
Accumulated other comprehensive income, net	1,351	1,642

Total shareholders' equity	309,878	398,092

Total Liabilities and Shareholders' Equity	$1,609,599	$1,643,407

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

Year ended December 31,	2002	2003	2004
Revenues:
Gaming	$491,930	$871,218	$992,088
Racing	56,116	52,075	49,948
Management service fee	11,479	13,726	16,277
Food, beverage and other revenue	87,136	131,915	147,991

Gross revenues	646,661	1,068,934	1,206,304
Less: Promotional allowances	(27,805)	(55,936)	(65,615)

Net revenues	618,856	1,012,998	1,140,689

Operating expenses:
Gaming	289,448	475,407	544,746
Racing	41,777	41,752	38,997
Food, beverage and other expenses	57,743	92,663	97,712
General and administrative	97,126	169,170	179,669
Depreciation and amortization	34,518	57,471	65,785

Total operating expenses	520,612	836,463	926,909

Income from continuing operations	98,244	176,535	213,780

Other income (expenses):
Interest expense	(42,104)	(76,616)	(75,720)
Interest income	1,553	1,649	2,093
Earnings from joint venture	1,965	1,825	1,634
Other	(52)	(1,899)	(392)
Loss on change in fair value of interest rate swaps	(5,819)	(527)	—
Loss on early extinguishment of debt	(7,924)	(1,310)	(3,767)

Total other expenses, net	(52,381)	(76,878)	(76,152)

Income from continuing operations before income taxes	45,863	99,657	137,628
Taxes on income	17,534	37,463	50,288

Net income from continuing operations	28,329	62,194	87,340

Income (Loss) from discontinued operations, net of tax (benefit) of $1,396 and $(5,762) and $(8,460) respectively	2,534	(10,723)	(15,856)

Net income	$30,863	$51,471	$71,484

Earnings (loss) per share—basic
Income from continuing operations	$0.38	$0.79	$1.09
Discontinued operations, net of tax	0.03	(0.14)	(0.20)

Basic net income per share	$0.41	$0.65	$0.89

Earnings (loss) per share—diluted
Income from continuing operations	$0.36	$0.77	$1.05
Discontinued operations, net of tax	0.03	(0.14)	(0.19)

Diluted net income per share	$0.39	$0.63	$0.86

Weighted average shares outstanding
Basic	75,550	78,946	80,510
Diluted	78,188	81,224	83,508

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(In thousands, except share data)

	Common Stock						Accumulated Other Comprehensive (Loss) Income
			Restricted Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings			Comprehensive Income
	Shares	Amount						Total
Balance, December 31, 2001	63,733,700	$637	$—	$(2,379)	$43,128	$65,721	$(3,842)	$103,265	$19,916
Exercise of stock options including tax benefit of $3,528	2,933,668	29	—	—	14,147	—	—	14,176	—
Issuance of common stock	13,400,000	134	—	—	95,943	—	—	96,077
Accelerated vesting of stock options	—	—	—	—	434	—	—	434	—
Change in fair value of interest rate swap contracts, net of income taxes of $495	—	—	—	—	—	—	918	918	918
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $676	—	—	—		—	—	1,257	1,257
Foreign currency translation adjustment	—	—	—	—	—	—	10	10	10
Net income	—	—	—	—	—	30,863	—	30,863	30,863

Balance, December 31, 2002	80,067,368	800	—	(2,379)	153,652	96,584	(1,657)	247,000	$31,791

Exercise of stock options including tax benefit of $6,067	1,175,332	12	—	—	8,387	—	—	8,399	—
Change in fair value of interest rate swap contracts, net of income taxes of $669	—	—	—	—	—	—	1,091	1,091	1,091
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $810	—	—	—	—	—	—	1,517	1,517	—
Foreign currency translation adjustment	—	—	—	—	—	—	400	400	400
Net income	—	—	—	—	—	51,471	—	51,471	51,471

Balance, December 31, 2003	81,242,700	812	—	(2,379)	162,039	148,055	1,351	309,878	$52,962

Exercise of stock options including tax benefit of $8,344	1,889,240	19	—	—	16,140	—	—	16,159	—
Restricted Stock Issue	—	—	(2,114)	—	2,394	—	—	280	—
Change in fair value of interest rate swap contracts, net of income taxes of $16	—	—	—	—	—	—	29	29	29
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $44	—	—	—	—	—	—	82	82	—
Foreign currency translation adjustment	—	—	—	—	—	—	180	180	180
Net income	—	—	—	—	—	71,484	—	71,484	71,484

Balance, December 31, 2004	83,131,940	$831	$(2,114)	$(2,379)	$180,573	$219,539	$1,642	$398,092	$71,693

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

Year ended December 31,	2002	2003	2004
Cash flows from operating activities:
Net income from operations	$30,863	$51,471	$71,484
Loss (income) from discontinued operations	(2,534)	10,723	15,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,518	57,471	65,785
Amortization of deferred financing costs charged to interest expense	2,036	4,247	5,163
Amortization of the unrealized loss on interest rate swap contracts charged to interest expense, net of income tax benefit	1,257	1,517	82
Loss on sale of fixed assets	735	1,823	1,824
Earnings from joint venture	(1,965)	(1,825)	(1,634)
Loss relating to early extinguishment of debt	5,906	1,310	3,767
Deferred income taxes	10,079	1,798	18,184
Accelerated vesting of stock options	434	—	—
Tax benefit from stock options exercised	3,528	6,067	8,344
Loss on change in value of interest rate swap contracts	5,819	527	—
Amortization of restricted stock	—	—	280
Decrease (increase), net of businesses acquired, in Receivables	2,021	(877)	(15,073)
Prepaid income taxes	(6,415)	(1,159)	(387)
Prepaid expenses and other current assets	(1,065)	(9,612)	5,965
Miscellaneous other assets	(1,827)	34,582	(32,204)
Increase (decrease), net of businesses acquired, in Accounts payable and accrued liabilities	13,695	(16,623)	15,209
Gaming, pari-mutuel, property and other taxes	3,625	(9,785)	3,001
Income taxes payable	(222)	7,960	13,068
Other current liabilities	1,153	421	16,740

Net cash provided by operating activities	101,641	140,036	195,454

Cash flows from investing activities:
Expenditures for property and equipment	(88,533)	(56,733)	(68,957)
Net payments under interest rate swaps	(3,830)	(1,902)	—
Proceeds from sale of property and equipment	369	663	1,395
Distributions from joint venture	—	790	3,112
Acquisition of businesses, net of cash acquired	(9,570)	(274,682)	(954)
(Increase) decrease in cash in escrow	(500)	1,000	—

Net cash used in investing activities	(102,064)	(330,864)	(65,404)

Cash flows from financing activities:
Proceeds from exercise of options	10,646	2,332	7,816
Proceeds from sale of common stock	96,077	—	—
Proceeds from issuance of long-term debt	173,752	900,000	156
Principal payments on long-term debt	(258,891)	(661,566)	(131,370)
Increase in deferred financing cost	(3,272)	(23,307)	(779)

Net cash provided by financing activities	18,312	217,459	(124,177)

Effect of exchange rate fluctuations on cash	10	400	180

Net increase in cash and cash equivalents	17,899	27,031	6,053
Cash and cash equivalents at beginning of year	36,637	54,536	81,567

Cash and cash equivalents at end of year	$54,536	$81,567	$87,620

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

Business

        Penn National Gaming, Inc. ("Penn") and subsidiaries (collectively, the "Company") is a diversified, multi-jurisdictional owner and operator of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. From 2000 to 2003, the Company acquired seven other gaming properties through its Mississippi (Casino Magic-Bay St. Louis and Boomtown Biloxi), CRC Holdings, Inc. (Casino Rouge and Casino Rama management contract), Bullwhackers properties and Hollywood Casino Corporation (Aurora and Tunica) acquisitions.

        The consolidated financial statements include the accounts of Penn and its wholly-owned subsidiaries. The Company owns and operates, through its subsidiaries, seven gaming properties in Charles Town, West Virginia; Bay St. Louis, Biloxi and Tunica, Mississippi; Baton Rouge, Louisiana; Black Hawk, Colorado; and Aurora, Illinois. The Company also owns Penn National Race Course, a thoroughbred racetrack in Grantville, Pennsylvania, six off-track wagering ("OTW") facilities located throughout Pennsylvania and Bangor Historic Race Track in Bangor, Maine. The Company has a 50% interest in Pennwood Racing, Inc., which owns and operates Freehold Raceway in New Jersey. In addition, the Company has a management contract and receives a management service fee for operating a gaming facility in Orillia, Ontario, Canada ("Casino Rama").

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

        The Company's trade receivables consist principally of amounts due from other racetracks and their OTWs for the settlement of simulcast fees, amounts due from the West Virginia Lottery for gaming revenue settlements and $11.6 million due from Casino Rama for management service fees of $1.3 million and reimbursement of $10.3 million of expenses to be paid on behalf of Casino Rama as of December 31, 2004. The payable on behalf of Casino Rama is included in accrued salaries in the accompanying consolidated balance sheet at December 31, 2004.

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

        The Company reviews the carrying values of its long-lived and identifiable intangible assets, other than goodwill, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 2004, the Company has determined that no impairment has occurred.

Excess of Cost Over Fair Market Value of Net Assets Acquired (Goodwill)

        In 2002, the Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 establishes standards for the accounting of intangible assets that are acquired individually or with a group of other assets and the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Under SFAS No. 142, amortization of goodwill and intangible assets with an indefinite useful life is discontinued and additional financial statement disclosure for goodwill and other intangibles is required. Goodwill and intangible assets of each reporting unit are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. The Company has determined that the gaming and racing reporting segments as defined by FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" are its two reporting units for purposes of testing Goodwill for impairment. See Note 11 for more information regarding the segment information.

        Because the Company's goodwill is no longer being amortized, the reported amounts of goodwill will not decrease in the same manner as under previous accounting pronouncements. There may be more volatility in reported income than under previous accounting pronouncements because impairment losses, if any, are likely to occur irregularly and in varying amounts. For the years ended December 31, 2002, 2003 and 2004, no impairment charges were required as a result of the annual impairment test.

Deferred Financing Costs

        Deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness using the interest method adjusted to reflect any early repayments.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

Revenue Recognition and Promotional Allowances

        Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed.

        Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force ("EITF") consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's products)." The consensus in EITF 01-9 requires that sales incentives be recorded as a reduction of revenue and that points earned in point-loyalty programs must be recorded as a reduction of revenue. The Company recognizes incentives related to casino play and points earned in loyalty programs as a direct reduction of casino revenue.

        The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotion allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses. These amounts that are included in promotional allowances were as follows:

Year ended December 31,	2002	2003	2004
	(In thousands)
Rooms	$1,720	$6,560	$7,812
Food and beverage	23,506	42,474	46,617
Other	2,579	6,902	11,186

Total promotional allowances	$27,805	$55,936	$65,615

        The estimated cost of providing such complimentary services that is included in gaming expenses was as follows:

Year ended December 31,	2002	2003	2004
	(In thousands)
Rooms	$1,108	$4,664	$5,136
Food and beverage	13,364	30,304	31,906
Other	1,576	2,696	3,147

Total cost of complimentary services	$16,048	$37,664	$40,189

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

        Options to purchase 675,000, 260,000 and 220,000 shares of common stock were outstanding during the years ended December 31, 2002, 2003 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore the effect would be antidilutive. The following represents a reconciliation from basic earnings per share to diluted earnings per share.

Year ended December 31,	2002	2003	2004
	(In thousands)
Determination of shares:
Weighted average common shares outstanding	75,550	78,946	80,510
Assumed conversion of dilutive stock options	2,638	2,278	2,998

Diluted weighted average common shares outstanding	78,188	81,224	83,508

Stock-Based Compensation

        The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under the intrinsic-value method, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        The Company accounts for the plans under the recognition and measurement principles of APB 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted since all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. However, there are situations that may occur, such as the accelerated vesting of options or the issuance of restricted stock, that require a current charge to income.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), to stock-based employee compensation:

Year ended December 31,	2002		2003		2004
	(In thousands)
Net income, as reported		$30,863		$51,471		$71,484
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		270		—		177
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(1,971)		(2,912)		(4,894)

Pro forma net income		$29,162		$48,559		$66,767

Earnings per share:
Basic-as reported		$.41		$.65		$.89
Basic-pro forma		$.39		$.62		$.83
Diluted-as reported	$	..39	$	..63	$	..86
Diluted-pro forma		$.38		$.60		$.80

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2003 and 2004:

	2002	2003	2004
Risk-free interest rate	3.0%	3.0%	3.4%
Volatility	50.0%	41.0%	51.0%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	5	5	5

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

Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement No. 123 (revised 2004), "Stock-Based Payment" (SFAS 123R). This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and amends SFAS 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective the first interim or annual reporting period that begins after June 15, 2005, which will be for the period covered by the Company's quarterly report on Form 10-Q for the third quarter of 2005. The Company currently accounts for stock option grants using the intrinsic-value method in accordance with APB 25. Under the intrinsic-value method, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the Company would have applied the fair value recognition provisions of SFAS 123R, it would have had a charge to earnings of $4.7 million for stock-based employee compensation, net of related income taxes, for 2004. (See Note 1—Summary of Significant Accounting Policies and Note 10—Stock-Based Compensation)

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" applies to the Company. FASB No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 is effective for the fiscal year beginning January 1, 2003. The Company had losses on early extinguishment of debt, net of income taxes of $5.2, $.8 and $2.4 million for the years ended December 31, 2002, 2003 and 2004, respectively. These losses reflect the write-off of deferred finance fees and pre-payment fees associated with bank debt that was repaid with the proceeds of new financing. Effective January 1, 2003, pursuant to SFAS 145, the losses on early extinguishment of debt will be included in "Other income (expenses)" in the Company's consolidated statements of income.

2.     Acquisitions

Acquisition Accounting

        The Company has accounted for its acquisitions subsequent to June 30, 2001 under SFAS No. 141, "Business Combinations." For purchase acquisitions completed prior to June 30, 2001, the Company accounted for acquisitions in accordance with APB Opinion No. 16, "Business Combinations." The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

Hollywood Casino Corporation

        On March 3, 2003, the Company completed its acquisition of Hollywood Casino Corporation and acquired 100 percent of its outstanding common stock for approximately $843.3 million, including $397.9 million cash paid and $445.4 million in net liabilities assumed.

        The primary reason the Company acquired Hollywood Casino Corporation was to acquire the cash flow generated by the operation of the Hollywood Casino Corporation properties. Other significant reasons considered by the Company included the following: acquiring a relatively large property would reduce the relative importance of the Company's Charles Town Entertainment Complex; operating in additional states would make it less likely that a single legislative action could have a material adverse affect on the Company's financial results; and the resulting geographic diversification of the Company's assets would be in the Company's best interest. The purchase price reflected a multiple of acquired cash flow and the value of the assets in setting the purchase price was not as significant. Accordingly, the purchase price, including the net liabilities assumed, less the appraised value of the assets gave rise to the recognition of a significant amount of goodwill.

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

        The Company assumed Hollywood Casino Corporation's current and other liabilities of $80.4 million and total outstanding long-term indebtedness of $365.0 million. The long-term indebtedness (net of $133.9 million cash acquired) included Hollywood Casino's $310 million of 11.25% senior secured notes due 2007 and $50 million of floating rate senior secured notes, due 2006, Hollywood Casino Shreveport and Shreveport Capital Corporation co-issued debt of $150 million aggregate principal amount of 13% first mortgage notes due 2006 and $39 million aggregate principal amount of 13% senior secured notes due 2006 (net of a valuation allowance of $70.0 million), and $19.9 million for the Hollywood Casino Aurora capital leases for two parking garages.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At March 3, 2003
(In thousands)

Current assets (including $133.9 million in cash acquired)	$170,718
Property and equipment	299,109
Other assets, including deferred income taxes of $32,604	64,669
Goodwill	444,853

Total assets acquired	979,349

Current liabilities	(74,214)
Other liabilities	(8,277)
Debt, current and non-current	(498,910)

Total liabilities assumed	(581,401)

Net assets acquired	$397,948

        In determining the purchase price allocation associated with the Hollywood Casino Corporation acquisition, the Company engaged an independent professional service firm ("valuation firm") to perform an appraisal of the acquired assets. The tangible assets acquired included land, buildings and improvements, equipment, dock side casino barges, memorabilia and a 33% interest in a golf course. The total purchase price allocated to these tangible assets, net of liabilities assumed, was $397.9 million.

        The remaining purchase price was allocated to intangible assets. No value was assigned to the trademarks acquired, based on the Company's assessment that there is no market for similar types of registered trademarks in the industry and the immateriality of the assessed value per the valuation firm's report. The Company did not allocate any value to the customer database, since these customers are not exclusive to the Hollywood Casino properties. No value was assigned to the gaming licenses because all gaming licenses, by statute or regulation, are revocable privileges, non-transferable, and subject to renewal at the discretion of the respective gaming authority, in which the holder is not deemed to possess any vested rights. The Company noted no other identifiable intangible assets. Therefore, the amount by which the purchase price ($843.3 million) exceeded the estimated fair value of the assets (excluding cash) acquired ($398.4 million) was allocated to goodwill. This amount totaled $444.9 million, which is not tax deductible.

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

        Unaudited pro forma financial information for the years ended December 31, 2002 and 2003, as though the Hollywood Casino acquisition had occurred on January 1, 2002, is as follows:

	2002	2003
	(In thousands)
Revenues	$1,156,134	$1,244,242
Net income	$43,044	$52,965
Net income per common share
Basic	$.57	$.67
Diluted	$.55	$.65
Weighted average shares outstanding
Basic	75,550	78,946
Diluted	78,188	81,224

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

3.     Property and Equipment

        Property and equipment consist of the following (in thousands):

December 31,	2003	2004
Land and improvements	$100,164	$109,363
Building and improvements	416,710	429,281
Furniture, fixtures, and equipment	191,363	217,676
Transportation equipment	1,246	1,503
Leasehold improvements	11,005	12,190
Construction in progress	6,093	18,797

Total property and equipment	726,581	788,810
Less: accumulated depreciation and amortization	(132,429)	(191,416)

Property and equipment, net	$594,152	$597,394

        Interest capitalized in connection with major construction projects was $1.6 million, $.3 million, and $.4 million in 2002, 2003 and 2004, respectively. Depreciation and amortization expense, for property and equipment, totaled $32.0 million, $55.0 million, and $63.3 million in 2002, 2003, and 2004, respectively.

4.     Other Intangible Assets

        As part of the CRC acquisition in April 2001, the Company acquired the management contract (the "Contract") for Casino Rama. This intangible asset is being amortized over its contractual life on the straight-line method through July 31, 2011, the expiration date of the Contract. The gross carrying amount of the Contract is $25.7 million and the accumulated amortization is $9.2 million as of December 31, 2004. The average annual amortization expense for the remaining life of the Contract is approximately $2.5 million.

        Amortization expense for the Contract totaled $2.5 million in 2002, 2003 and 2004, respectively.

5.     Long-term Debt

        Long-term debt is as follows (in thousands):

Year ended December 31,	2003	2004
Senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company	$399,700	$270,000
$200 million 11 1/8% senior subordinated notes. These notes are general unsecured obligations of the Company	200,000	200,000
$175 million 8 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company	175,000	175,000
$200 million 6 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company	200,000	200,000
Capital leases	15,423	13,909

	990,123	858,909
Less current maturities	(5,634)	(4,494)

	$984,489	$854,415

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2004 (in thousands):

2005	$4,494
2006	4,622
2007	266,616
2008	202,270
2009	1,997
Thereafter	378,910

Total minimum payments	$858,909

        At December 31, 2004, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $8.4 million.

Senior Secured Credit Facility

        On March 3, 2003, the Company entered into an $800 million senior secured credit facility with a syndicate of lenders.

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

        On December 3, 2003, the Company made a pre-payment of $10.5 million plus accrued interest to satisfy in full its Term Loan A Facility due March 2008. Additionally, the Company made a pre-payment of $195.1 million plus accrued interest against the Company's Term Loan B Facility due March 2009, which had approximately $596.3 million outstanding at September 30, 2003. The pre-payments were funded with the net proceeds of the $200 million 6 7/8% senior subordinated note offering and with cash from operations. Following the payments, the Term Loan B Facility had approximately $399.7 million outstanding.

        On December 5, 2003, the $800 million senior credit facility was amended and restated. The amended agreement reduced the total credit facility from $800 million to $500 million and converted the Term Loan B facility to a Term Loan D facility due September 2007. The Term Loan D facility will initially accrue interest at 250 basis points over LIBOR, representing a 100 basis point reduction from the original terms of the Term Loan B facility. In addition, the amended credit facility allows the Company to raise an additional $225 million in senior secured credit to expand its Pennsylvania racetrack operations if legislation is passed permitting slot machines or video lottery terminals at these facilities.

        During 2004, the Company paid down $129.7 million of principal on the Term Loan D facility including $50.0 million in the fourth quarter. As a result of the accelerated principal payments on the credit facility, the Company recorded a loss on early extinguishment of debt of $3.8 million for the write-off of the associated deferred finance fees.

        At December 31, 2004, the Company had an outstanding balance of $270.0 million on Term Loan D facility and $91.6 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $8.4 million. The weighted average interest rate on the Term D facility is 4.99% at year-end excluding swaps and deferred finance fees.

        The senior secured credit facility is secured by substantially all of the assets of the Company, except for the assets of Hollywood Casino Shreveport, which serve as collateral for the Hollywood Casino Shreveport notes. See "Hollywood Casino Shreveport Notes" below.

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

        On March 27, 2003, the Company entered into interest rate swap agreements with a total notional amount of $375.0 million in accordance with the terms of the $800 million senior secured credit facility. There are three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005. Under these contracts, the Company pays a fixed rate of 1.92% and receive a variable rate based on the 90-day LIBOR rate. The Company also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006. The Company accounted for these effective interest rate swap agreements as cash flow hedges. The changes in the fair values of effective interest rate swaps were recorded as adjustments to accrued interest in the accompanying consolidated balance sheet with the offset recorded in accumulated other comprehensive loss. The amount of ineffectiveness related to the cash flow hedges in 2004, was immaterial. Under these contracts, the Company pays fixed rates of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap.

        At December 31, 2004, the 90-day LIBOR rate was 2.56%.

Termination of Interest Rate Swap Agreement

        Effective March 3, 2003, the Company terminated its $36 million notional amount interest rate swap originally scheduled to expire in June 2004. The Company paid $1.9 million to terminate the swap agreement.

        On September 3, 2004, the Company terminated its $55 million notional amount interest rate swap originally scheduled to expire on March 27, 2005. The Company paid $27,500 to terminate the swap agreement. On December 5, 2004, the Company terminated its $65 million notional amount interest rate swap originally scheduled to expire on March 27, 2006. The Company received $379,000 to terminate the swap agreement. The Company terminates its swap agreements early in conjunction with accelerated payments of principal on the senior secured credit facility Term D loans.

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

        The 6 7/8% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act. On August 27, 2004, the Company completed an offer to exchange the notes and guarantees for notes and guarantees registered under the Securities Act having substantially identical terms.

Covenants

        The terms of the Company's senior secured credit facility and senior subordinated notes require the Company to satisfy certain financial covenants, including, but not limited to, leverage and fixed charges coverage ratios and limitations on indebtedness, liens, investments and capital expenditures. Except for the defaults under the Hollywood Casino Shreveport notes, for which the Company (other than the Shreveport entities) is not liable, at December 31, 2004, we were in compliance with all required financial covenants.

6.     Commitments and Contingencies

Litigation

        The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company's consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

        The following proceedings could result in costs, settlements or damages that materially impact the Company's consolidated financial condition or operating results. In each instance, the Company believes that it has meritorious defenses and/or counter-claims and intends to vigorously defend itself.

        In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against the Company in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking a declaratory judgment that the plaintiff landlord is entitled to terminate the lease and/or void the Company's option to renew the lease due to certain alleged defaults by the Company or its predecessors-in-interest. The term of the Company's lease expired in January 2004 and the Company exercised its automatic right to renew for an additional five year term (which, as previously noted is being contested by the landlord). In September 2003 the court granted the Company a partial motion for summary judgment. On October 26, 2004, in ruling on a motion for summary judgment filed by the plaintiff, the court determined that the Company was in default of an obligation in the lease and that the lease is dissolved. The Company plans to vigorously appeal this decision, which will suspend any effect of the October 26, 2004 order during the pendency of the appeal. Depending on the outcome of the appeal, the Company may eventually choose from options which may include entering into a new lease with the plaintiff, purchasing the property from the plaintiff or relocating. Any of these options are likely to involve significant costs. A relocation of the boat will require regulatory and/or local approvals, which we may not be able to obtain. In March 2005, the plaintiff filed an additional lawsuit against us seeking (i) a ruling that additional rent is due to the landlord as a result of the default, (ii) that a lessor's lien should be recognized as encumbering certain property to secure the payment of such rent, and (iii) a declaration that certain improvements revert to the landlord upon termination of the lease. A hearing regarding the lessor's lien is scheduled for May 2005.

        In October 2002, in response to the Company's plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations, filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company's request to relocate the barge. Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved the Company's plan to relocate the barge. The Company filed a motion for summary judgment in October 2003 and the plaintiff filed its own motion for summary judgment in January 2004. In March 2004, the trial court ruled in favor of the Company on all counts. The plaintiff's subsequent motion for reconsideration was denied and plaintiff has appealed the decision to the Fifth Circuit. A hearing on the appeal is scheduled for April 4, 2005.

        On August 27, 2004, our unrestricted subsidiary, Hollywood Casino Shreveport, or HCS, in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado Resorts LLC ("Eldorado") providing for acquisition of HCS by certain affiliates of Eldorado ("Eldorado Transaction"). On September 10, 2004, a group of creditors, led by Black Diamond Capital Management, LLC, of the Hollywood Casino Shreveport (the Company's unrestricted subsidiary) filed with the U.S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana, an involuntary petition against Hollywood Casino Shreveport for relief under Chapter 11 of the U.S. Bankruptcy Code. On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporates the Eldorado Transaction. On October 30, 2004, the Bankruptcy Court entered an order for relief. Hollywood Casino Shreveport will continue to manage its assets and business as a "debtor in possession" subject to the powers and supervision of the Bankruptcy Court pursuant to Chapter 11. In addition, on October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of Hollywood Casino Shreveport, HWCC-Louisiana, Inc., the parent company of both HCS I, Inc. and HCS II, Inc., and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 in the U.S. Bankruptcy Court, Western District of Louisiana, which cases are pending. The debt is non-recourse to the Company and its other subsidiaries.

Operating Leases

        The Company is liable under numerous operating leases for an airplane, automobiles, other equipment and buildings, which expire through 2010. Total rental expense under these agreements was $2.1 million, $3.5 million, and $4.3 million for the years ended December 31, 2002, 2003, and 2004, respectively.

        The Company is also liable for several land leases for the property on which some of its casinos operate. The lease terms are from one to ninety-nine years. The leases consist of annual base lease rent payments, which are included in the table below, plus a percentage rent based on a percent of adjusted gaming win as described in the respective leases. For the years ended December 31, 2002, 2003 and 2004, the Company paid land lease rent under these agreements of $7.0 million, $11.5 million, and $11.2 million, respectively.

        The future minimum lease commitments relating to noncancelable operating leases as of December 31, 2004 are as follows (in thousands):

Year ending December 31,
2005	$5,260
2006	4,551
2007	3,801
2008	3,485
2009	3,174
Thereafter	1,907

$22,178

Commitments

        As of December 31, 2004, the Company is contractually committed to spend approximately $11.3 million in capital expenditures for projects in progress.

Employee Benefit Plans

        The Company has profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, that cover all eligible employees who are not members of a bargaining unit. The plans enable employees choosing to participate to defer a portion of their salary in a retirement fund to be administered by the Company. The Company's contributions to the plans are set at 50% of employees' elective salary deferrals up to a maximum of 6% of employee compensation. The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at the Charles Town Entertainment Complex. The Company makes monthly contributions equal to the amount accrued for retirement expense, which is calculated as .25% of the daily mutual handle and .5% of the net video lottery revenues. Total contributions to the plans for the years ended December 31, 2002, 2003 and 2004 were $2.5 million, $2.8 million and $3.8 million, respectively.

        The Company maintains a deferred compensation plan that covers most management and other highly compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and bonus and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust and transfers to the Trust, on an annual basis, an amount necessary to provide on a present value basis for its respective future liabilities with respect to participant deferral and Company contribution amounts. Company contributions in 2002, 2003 and 2004 were $.3 million, $.6 million and $.8 million respectively.

Agreements with Horsemen and Pari-Mutuel Clerks

        The Company is required to have agreements with the horsemen at each of its racetracks to conduct its live racing and simulcasting activities. In addition, in order to operate gaming machines in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

        At the Charles Town Entertainment Complex, there is an agreement with the Charles Town horsemen that expires on December 31, 2007 and an agreement with the breeders that expires on June 30, 2005. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on April 30, 2005. The Company is in active discussions with the pari-mutuel clerks at Charles Town regarding a new agreement or an extension of the existing agreement, however, there can be no assurance that the Company will be able to enter into a new agreement or an extension of the existing agreement on satisfactory terms or at all.

        The Company's agreement with the Pennsylvania Thoroughbred horsemen at Penn National Race Course expires on September 30, 2011.

        The Company has an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at its six OTWs. That agreement expires on September 30, 2005. The Company also has an agreement with Local 137 at Penn National Race Course with respect to pari-mutuel clerks and admissions and Telebet personnel that expires on December 31, 2007.

        Pennwood Racing also has an agreement in effect with the horsemen at Freehold Raceway which expires in May, 2006.

        If the Company fails to maintain agreements with the horsemen at a track, it will not be permitted to conduct live racing and export and import simulcasting at that track and where applicable, the OTWs. In West Virginia, the Company will not be permitted to operate its gaming machines if it fails to maintain agreements with the Charles Town horsemen, pari-mutuel clerks and breeders. In addition, the simulcasting agreements are subject to the horsemen's approval. If the Company fails to maintain necessary agreements, this failure could have a material adverse effect on its business, financial condition and results of operations. Except for the closure of the facilities at Penn National Race Course and its OTWs from February 16, 1999 to March 24, 1999 due to a horsemen's strike, and a few days at other times and locations, the Company has been able to maintain the necessary agreements. There can be no assurance that the Company will be able to maintain the required agreements.

New Jersey Joint Venture

        On January 28, 1999, the Company, along with its joint venture partner, Greenwood New Jersey, Inc. ("Greenwood"), purchased certain assets and assumed certain liabilities of Freehold Racing Association, Garden State Racetrack and related entities, in a transaction accounted for as a purchase. During 2001, Garden State Racetrack ceased operations.

        The Company made an $11.3 million loan to the joint venture and an equity investment of $.3 million. The loan is evidenced by a subordinated secured note, which has been included in investment in and advances to an unconsolidated affiliate in the consolidated financial statements. The note bears interest at prime plus 2.25% or a minimum of 10% (as of December 31, 2004 the interest rate was 10%). The Company has recorded interest income in the accompanying consolidated financial statements of $1.2 million, $1.1 million, and $1.1 million for the years ended December 31, 2002, 2003 and 2004, respectively.

        The joint venture, through Freehold Racing Association, is part of a multi-employer pension plan. For collectively bargained, multi-employer pension plans, contributions are made in accordance with negotiated labor contracts and generally are based on the number of hours worked. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980 (the "Act"), the joint venture may, under certain circumstances, become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. As of December 31, 2003, the most recent date for which information is available, the joint venture has been informed that its withdrawal liability was approximately $1.5 million. This amount, and the joint venture's obligation to fund any portion of it, are subject to many factors outside of the joint venture's control, including actuarial experience and investment performance of the underlying multi-employer pension plan.

        The Company and Greenwood entered into a Debt Service Maintenance Agreement with a bank in which each joint venture partner has guaranteed up to 50% of a $23.0 million term loan to the joint venture. The guarantee remains in effect for the life of the loan and is due to expire on September 30, 2009. As of December 31, 2004, the outstanding balance on the loan to the joint venture amounted to $16.1 million of which the Company's obligation under its guarantee of the term loan was limited to approximately $8.0 million. The Company's investment in the joint venture is accounted for under the equity method. The original investment was recorded at cost and has been adjusted by the Company's share of income of the joint venture and distributions received. The Company's 50% share of the income of the joint venture is included in other income (expenses) in the accompanying consolidated statements of income.

7.     Income Taxes

        Deferred tax assets and liabilities are comprised of the following (in thousands):

Year ended December 31,	2003	2004
Deferred tax assets:
Federal net operating losses	$35,230	$23,960
Federal general business credits	743	—
Accrued expenses	8,852	9,666
State net operating losses	12,058	13,295
Accumulated other comprehensive (loss)	(559)	(602)

Gross deferred tax assets	56,324	46,319
Less Valuation Allowance	(10,488)	(11,610)

Net Deferred Tax Asset	45,836	34,709
Deferred tax liabilities:
Property, plant and equipment	(41,906)	(48,241)

Net deferred taxes	$3,930	$(13,532)

Reflected on consolidated balance sheets:
Current deferred tax asset, net	$17,284	$18,274
Noncurrent deferred tax liabilities, net	(13,354)	(31,806)

Net deferred taxes	$3,930	$(13,532)

        The valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company, which are not presently expected to be utilized.

        For income tax reporting, the Company has net operating loss carryforwards aggregating approximately $139.9 million available to reduce future state income taxes primarily for the Commonwealth of Pennsylvania as of December 31, 2004. Due to Pennsylvania's tax statute on annual net operating loss utilization limit, a substantial valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all the carryforwards will expire at various dates from December 31, 2006 to December 31, 2024.

        The federal net operating loss and general business credits resulted from the acquisition of Hollywood Casino Corporation during 2003. Section 382 of the Internal Revenue Code of 1986, as amended, limits the utilization of the net operating loss to $15.3 million per year or a $5.4 million per year tax benefit.

        The prepaid income taxes of $7,980 and $7,593 for 2004 and 2003, respectively, represent the approximate overpayments on the income tax returns. It is a result of recording the current year provision, the tax benefit associated with discontinued operations, and the tax benefit for the exercise of stock options less tax payments made or applied and applicable tax credits.

        The income taxes payable of $24,438 and $7,698 for 2004 and 2003, respectively, is a result of the discontinued operations presentation. For tax purposes, the discontinued operations are a result are included in the consolidated income tax return until disposition. The payable represents the income taxes that would have been payable had the net tax benefit from discontinued operations not been included in the consolidated income tax return.

        The provision for income taxes charged to operations was as follows (in thousands):

Year ended December 31,	2002	2003	2004
Current tax expense
Federal	$8,423	$7,842	$32,025
State	740	720	845

Total current	$9,163	$8,562	$32,870

Deferred tax expense (benefit)
Federal	$8,329	$29,024	$17,423
State	42	(123)	(5)

Total deferred	8,371	28,901	17,418

Total provision	$17,534	$37,463	$50,288

        The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the following periods:

Year ended December 31,	2002	2003	2004
Percent of pretax income
Federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.0	.5	.4
Permanent differences, including amortization of management contract	2.0	1.6	1.0
Other miscellaneous items	.2	.5	.1

	38.2%	37.6%	36.5%

8.     Supplemental Disclosures of Cash Flow Information

Year ended December 31,	2002	2003	2004
	(In thousands)
Cash payments of interest	$39,886	$75,340	$70,816
Cash payments of income taxes	12,752	—	13,388
Acquisitions:
Cash paid	7,114	397,948	10,551
Fair value of assets acquired	7,504	979,349	—
Fair value of liabilities assumed	1,495	581,401	—

9.     Shareholder's Equity

Equity Offering

        On February 20, 2002, the Company completed a public offering of 18,400,000 shares of its common stock at a public offering price of $7.63 per share. Of the common stock sold in the offering, the Company sold 13,400,000 shares and The Carlino Family Trust, a related party, sold 5,000,000 shares. The Company used its net proceeds from the offering, totaling approximately $96.1 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under its existing senior secured credit facility. The Company did not receive any proceeds from the offering by The Carlino Family Trust.

Stock Split

        On February 3, 2005 the Company announced that its Board of Directors approved a 2-for-1 split of the Company's common stock. The stock split was in the form of a stock dividend of one additional share of the Company's common stock for each share held. The additional shares were distributed on March 7, 2005 to shareholders of record on February 14, 2005. As a result of the stock dividend, the number of outstanding shares of the Company's common stock increased to approximately 82.8 million. All references in the financial statements to number of shares and net income per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common stock shares outstanding.

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

10.   Stock Based Compensation

        In April 1994, the Company's Board of Directors and shareholders adopted and approved the Stock Option Plan (the "1994 Plan"). The 1994 Plan permits the grant of options to purchase up to 12,000,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The 1994 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The 1994 Plan terminated in April 2004.

        On April 16, 2003, the Company's Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the "2003 Plan"). On May 22, 2003, the Company's shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permits the grant of options to purchase Common Stock and other market-based and performance-based awards. Up to 12,000,000 shares of Common Stock are available for awards under the 2003 Plan. The 2003 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options. Unless this plan is extended, no awards shall be granted or exchanges effected under this plan after May 31, 2013. At December 31, 2004, there were 8,930,000 options available for future grants under the 2003 Plan.

        Stock options that expire between January 19, 2006 and January 29, 2014 have been granted to officers and directors to purchase Common Stock at prices ranging from $1.83 to $26.59 per share. All options were granted at market prices at date of grant.

        The following table contains information on stock options issued under the plans for the three-year period ended December 31, 2004:

	Option Shares	Average Exercise Price
Outstanding at December 31, 2001	5,806,784	$2.54
Granted	2,071,000	7.93
Exercised	(1,734,668)	3.11
Canceled	(276,784)	2.50

Outstanding at December 31, 2002	5,866,332	4.28
Granted	2,240,000	8.79
Exercised	(1,175,332)	4.48
Canceled	(72,500)	4.71

Outstanding at December 31, 2003	6,858,500	6.13
Granted	2,006,000	13.44
Exercised	(1,888,240)	4.14
Canceled	(35,000)	7.91

Outstanding at December 31, 2004	6,941,260	$8.78

        In addition, common stock options in the amount of 1,295,000 were issued to the Company's Chairman outside of the 1994 Plan and the 2003 Plan. 1,200,000 shares were issued in 1996 and 95,000 shares were issued in 2003. These options were issued at prices ranging from $4.41 to $7.95 per share and are exercisable through February 6, 2013. During the year 2002, 1,200,000 of these options were exercised.

        Exercisable at year-end:

	Option Shares	Weighted Average Exercise Price
2002	1,835,750	$1.77
2003	2,108,250	3.81
2004	1,946,010	5.74

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Exercise Price Range
				Total
			$10.72 to $26.59
Outstanding options	$1.83 to $7.42	$7.74 to $10.66		$1.83 to $26.59
Number outstanding	2,382,500	2,320,260	2,238,500	6,941,260
Weighted average remaining contractual life (years)	2.19	2.75	3.27	2.73
Weighted average exercise price	4.76	8.61	13.22	8.78
Exercisable options
Number outstanding	1,298,000	595,510	52,500	1,946,010
Weighted average exercise price	$4.22	$8.65	$11.44	$5.74

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

	Gaming(1)	Racing	Eliminations		Total
Year ended December 31, 2002
Revenue	$555,886	$62,970	$—		$618,856
Income from Continuing Operations	92,647	5,597	—		98,244
Depreciation and Amortization	33,012	1,506	—		34,518
Total Assets	1,198,009	98,358	(530,887	)(2)	765,480
Year ended December 31, 2003
Revenue	$954,151	$58,847	$—		$1,012,998
Income from Continuing Operations	172,032	4,503	—		176,535
Depreciation and Amortization	55,936	1,535	—		57,471
Total Assets	1,600,614	78,399	(69,414	)(2)	1,609,599
Year ended December 31, 2004
Revenue	$1,083,570	$57,119	$—		$1,140,689
Income from Continuing Operations	210,580	3,200	—		213,780
Depreciation and Amortization	64,149	1,636	—		65,785
Total Assets	1,632,282	76,575	(65,450	)(2)	1,643,407

(1)
Reflects results of the Bullwhackers acquisition since the April 25, 2002 and the Hollywood Casino acquisition since March 3, 2003.

(2)
Primarily reflects elimination of intercompany investments, receivables and payable.

12.   Summarized Quarterly Data (Unaudited)

        Following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2004:

	Fiscal Quarter
	First	Second	Third	Fourth
	(In thousands, except per share data)
2003
Total revenues	$204,532	$280,060	$271,017	$257,389
Income from continuing operations	36,369	50,137	$48,448	41,581
Net income	13,186	15,475	13,618	9,192
Basic earnings per share	.17	.20	.17	.11
Diluted earnings per share	.16	.19	.17	.11
2004
Total revenues	$286,219	$289,051	$288,731	$276,688
Income from continuing operations	52,389	56,041	55,450	49,900
Net income	17,771	19,658	17,190	16,865
Basic earnings per share	.23	.25	.21	.20
Diluted earnings per share	.21	.24	.21	.20

13.   Related Party Transactions

Life Insurance Policies

        The Company has paid premiums on life insurance policies (the "Policies") on behalf of certain irrevocable trusts (the "Trusts") created by the Company's Chief Executive Officer ("CEO"). The policies cover the CEO's life and that of his spouse. The Trusts are the owners and beneficiaries of the policies and are obligated to reimburse the Company for all premiums paid when the insurance matures or upon death. To secure the Company's interest in each of the Policies, the Trusts have executed a collateral assignment of each of the Policies to the Company. As of December 31, 2004, the Company has recorded a receivable in other assets from such trusts in the amount of $1,950,000. The Company paid premiums of $227,000, $249,000 and $241,000 in 2002, 2003, and 2004, respectively.

Executive Office Lease

        The Company currently leases 19,196 square feet of office and warehouse space in two office buildings in Wyomissing, Pennsylvania for its executive offices from an affiliate of its Chief Executive Officer. Rent expense for the years ended December 31, 2002, 2003 and 2004 amounted to $154,000, $326,000 and $369,000, respectively. The leases for the office space expire in March 2012 and June 2012 and the lease for the warehouse space expires August 2006 and they provide for minimum annual future payments of $362,000.

14.   Subsidiary Guarantors

        Under the terms of the senior subordinated notes, all of the Company's domestic subsidiaries are guarantors under the agreement, except for HWCC-Argentina, Inc., an inactive subsidiary, HWCC-Louisiana, Inc., HWCC-Shreveport, Inc. HCS I, Inc, HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation and their respective subsidiaries, if any, (the "Subsidiary Non-Guarantors"). The guarantees provided by the Company's subsidiaries are full and unconditional, joint and several. There are no significant restrictions in the indentures on the Company's ability to obtain funds from its subsidiaries, except for the Subsidiary Non-Guarantors, by dividend or loan. However, we note that in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company's ability to obtain funds from its subsidiaries.

        The Company has not presented a condensed consolidating balance sheet as of December 31, 2002 or condensed consolidating statements of operations and cash flows for the year ended December 31, 2002 because the balance sheet, income statement and cash flow amounts for subsidiary non-guarantors were not material prior to the acquisition of Hollywood Casino Corporation.

        Summarized financial information as of and for the year ended December 31, 2003 and 2004 for Penn, the Subsidiary Guarantors and Subsidiary Non-Guarantors is as follows:

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
As of December 31, 2003
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$18,859	$124,213	$45,231	$759	$189,062
Net property and equipment, at cost	1,792	627,973	110,742	—	740,507
Other assets	1,208,444	677,573	(1,630)	(1,204,357)	680,030

Total	$1,229,095	$1,429,759	$154,343	$(1,203,598)	$1,609,599

Current liabilities	$46,379	$64,337	$172,093	$4,228	$287,037
Long-term liabilities	981,341	1,205,836	403	(1,174,895)	1,012,685
Shareholder's equity	201,375	159,586	(18,153)	(32,931)	309,877

Total	$1,229,095	$1,429,759	$154,343	$(1,203,598)	$1,609,599

Year Ended December 31, 2003
Condensed Consolidating Statement of Income (In thousands)
Total revenues	$—	$1,037,257	$127,651	$(1,612)	$1,163,296
Total operating expenses	21,749	836,150	123,831	(1,612)	980,118

Income (loss) from operations	(21,749)	201,107	3,820	—	183,178
Other income (expense)	34,677	(111,068)	(23,624)	—	(100,015)

Income (loss) before income taxes	12,928	90,039	(19,804)	—	83,163
Taxes on income	7,325	24,238	129	—	31,692

Net income (loss)	$5,603	$65,801	$(19,933)	$—	$51,471

Year Ended December 31, 2003
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by (used in) operating activities	$(330,393)	$455,480	$14,949	$—	$140,036
Net cash used in investing activities	(240,461)	(90,034)	(369)	—	(330,864)
Net cash provided by (used in) financing activities	578,727	(360,184)	(1,084)	—	217,459
Effect of exchange rate fluctuations on cash	—	507	(107)	—	400

Net increase in cash and cash equivalents	7,873	5,769	13,389	—	27,031
Cash and cash equivalents at beginning of year	3,339	37,647	13,550	—	54,536

Cash and cash equivalents at end of year	$11,212	$43,416	$26,939	$—	$81,567

As of December 31, 2004
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$16,312	$139,769	$46,840	$5,046	$207,967
Net property and equipment, at cost	12,166	619,603	102,564	—	734,333
Other assets	1,164,341	667,261	(6,213)	(1,124,283)	701,106

Total	$1,192,819	$1,426,633	$143,191	$(1,119,237)	$1,643,406

Current liabilities	$73,786	$80,202	$191,067	$(4,281)	$340,774
Long-term liabilities	854,749	1,131,308	509	(1,082,026)	904,540
Shareholder's equity	264,284	215,123	(48,385)	(32,930)	398,092

Total	$1,192,819	$1,426,633	$143,191	$(1,119,237)	$1,643,406

Year Ended December 31, 2004
Condensed Consolidating Statement of Income (In thousands)
Total revenues	$—	$1,163,836	$150,427	$(1,543)	$1,312,720
Total operating expenses	23,831	923,024	151,078	(1,543)	1,096,390

Income (loss) from operations	(23,831)	240,812	(651)	—	216,330
Other income (expense)	33,881	(109,818)	(27,073)	(8)	(103,018)

Income (loss) before income taxes	10,050	130,994	(27,724)	(8)	113,312
Taxes on income	9,416	32,255	157	—	41,828

Net income (loss)	$634	$98,739	$(27,881)	$(8)	$71,484

Year Ended December 31, 2004
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by (used in) operating activities	$76,909	$119,726	$(1,181)	$—	$195,454
Net cash provided by (used in) investing activities	37,277	(101,199)	(1,482)	—	(65,404)
Net cash provided by (used in) financing activities	(122,383)	(5,883)	4,089	—	(124,177)
Effect of exchange rate fluctuations on cash	—	252	(72)	—	180

Net increase in cash and cash equivalents	(8,197)	12.896	1,354	—	6,053
Cash and cash equivalents at beginning of year	11,217	43,412	26,938	—	81,567

Cash and cash equivalents at end of year	$3,020	$56,308	$28,292	$—	$87,620

15.   Discontinued Operations

  Hollywood Casino Shreveport

        On January 30, 2004, the Board of Directors of HCS I, the managing general partner of Hollywood Casino Shreveport (the Company's unrestricted subsidiary), approved a resolution to sell Hollywood Casino Shreveport and authorized its financial advisor, Libra Securities, LLC, to begin contacting potential acquirers. The Board also authorized the creation of a committee of independent Board Members to oversee the sale process. The Board created the independent committee in the event that Penn decided to participate as a bidder in the sales process. A press release was issued on February 3, 2004 announcing the sale of the property. Prospective bidders were invited to tour the property, perform diligence and prepare a bid. Invitations to bid were mailed to all interested parties, including Penn, on May 4, 2004 and responses were due at Libra Securities, LLC in New York on June 4, 2004. Oral presentations by the four highest bidders were presented to HCS and the ad hoc committee on June 15, 2004 and their revised bids were due on July 6, 2004. Prior to June 30, 2004, Penn decided not to participate in the bid process.

        On August 27, 2004, Hollywood Casino Shreveport, acting by and through its managing general partner, HCS I, Inc., entered into an agreement with Eldorado Resorts, LLC ("Eldorado") providing for the acquisition of Hollywood Casino Shreveport by certain affiliates of Eldorado. On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS. On October 18, 2004, Hollywood Casino Shreveport, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement (the "Agreement") with Eldorado, Eldorado Shreveport #1, LLC ("Investor 1") and Eldorado Shreveport #2, LLC ("Investor II", and together with Investor I, the "Investors") providing for the acquisition of the reorganized Hollywood Casino Shreveport by the Investors. The Investors are each an affiliate of Eldorado. The Agreement contemplates a financial restructuring of Hollywood Casino Shreveport that will significantly reduce outstanding secured debt obligations and annual cash interest payments and transfer ownership and control of the casino to Eldorado. Hollywood Casino Shreveport intends to effectuate the sale and related financial restructuring transaction through a Chapter 11 bankruptcy reorganization which was filed on October 28, 2004. On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that has been filed against it and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code debt. The debt is non-recourse to Penn National and its other subsidiaries.

        The Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of Hollywood Casino Shreveport as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A gain or loss on this transaction has not been recorded or recognized at this time since the sale has not yet been completed and is subject to various approvals. Financial information for Hollywood Casino Shreveport was previously reported as part of the gaming reporting segment.

        Summarized financial information as of and for the periods ended December 31, 2003 and 2004 for Hollywood Casino Shreveport is as follows:

HWCC-Louisiana, Inc. And Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2003	December 31, 2004
Assets
Current assets	$30,828	$32,779
Property and equipment, net	110,743	102,564
Other assets	1,266	1,347

Total assets held for sale	$142,837	$136,690

Liabilities
Current liabilities	$151,046	$158,046
Other noncurrent liabilities	5,732	8,232

Total liabilities held for sale	$156,778	$166,278

HWCC-Louisiana, Inc. And Subsidiaries
Consolidated Statements Of Operations
(In thousands)

	December 31,
	2003	2004
Net revenues	$113,925	$134,150
Income (loss) from operations	$2,943	$(1,239)
Net (loss)	$(13,125)	$(18,261)

  Pocono Downs

        On October 15, 2004, the Company announced that it entered into an agreement whereby a subsidiary of the Company would sell The Downs Racing, Inc., which does business as Pocono Downs, and its subsidiaries, to the Mohegan Tribal Gaming Authority (MTGA). The transaction, which contemplated a $280 million purchase price before adjustments, fees, taxes and other costs, and was subject to customary closing conditions and regulatory approvals including approvals from the Pennsylvania Harness Racing Commission. The agreement also provides MTGA with both pre- and post-closing termination rights in the event of certain materially adverse legislative or regulatory events. Under generally accepted accounting principles, the transaction will not be recorded as a sale until the post closing termination rights have expired. The Company expects to use the net proceeds of approximately $175 million for debt reduction and capital plans.

        The Company is divesting Pocono Downs to satisfy a condition of Pennsylvania's new slot machine legislation that restricts ownership to 100% of one licensed operation and no more than 33% ownership in a second operation. In addition to Pocono Downs, the Company owns Penn National Race Course in Grantville, Pennsylvania, for which it has announced plans to develop a slot machine facility.

        The Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of The Downs Racing, Inc. and its subsidiaries as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A gain or loss on this transaction has not been recorded or recognized at this time since the sale has not yet been deemed completed. Financial information for The Downs Racing, Inc. and its subsidiaries was previously reported as part of the racing reporting segment (See Note 16).

        Summarized financial information as of and for periods ended December 31, 2003 and 2004 for The Downs Racing, Inc. and its subsidiaries is as follows:

The Downs Racing, Inc. And Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2003	December 31, 2004
Assets
Current assets	$603	$985
Property and equipment, net	35,610	34,375
Other assets	16,557	16,636

Total assets held for sale	$52,770	$51,996

Liabilities
Current liabilities	$5,453	$5,341
Other noncurrent liabilities	9,109	9,364

Total liabilities held for sale	$14,562	$14,705

The Downs Racing, Inc. And Subsidiaries
Consolidated Statements Of Operations
(In thousands)

	December 31,
	2003	2004
Net revenues	$36,374	$37,881
Income from operations	$3,712	$3,789
Net income	$2,402	$2,405

16.   Subsequent Events

Pocono Downs

        On January 25, 2005, the Company completed the previously announced sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (MTGA) for approximately $280 million. Reflecting taxes, post closing adjustments, fees and other expenses, the Company realized net proceeds of approximately $175 million, which the Company intends to apply to a combination of debt reduction and previously announced development projects. Under the terms of the agreement, MTGA acquired The Downs Racing and its subsidiaries including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and Lehigh Valley (Allentown). The sale agreement provides MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. Under generally accepted accounting principles, the transaction will not be recorded as a sale until the post closing termination rights have expired.

Redemption of 11 1/8% Senior Subordinated Notes due 2008; Issuance of 6 3/4% Senior Subordinated Notes due 2015

        On February 8, 2005, the Company called for redemption all of the $200 million aggregate principal amount of our outstanding 11 1/8% Senior Subordinated Notes due March 1, 2008, in accordance with the related indenture. The redemption price was $1,055.63 per $1,000 principal amount, plus accrued and unpaid interest and payment was made on March 10, 2005.

        On March 9, 2005, the Company completed an offering of $250 million of 6 3/4% senior subordinated notes due 2015. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005. These notes mature on March 1, 2015. The Company used the net proceeds from the offering to redeem the $200 million 11 1/8% Senior Subordinated Notes due March 1, 2008 and repay a portion of the term loan indebtedness under our current senior secured credit facility. The 6 3/4% notes are general unsecured obligations and are not guaranteed by the Company's Subsidiaries.

        The 6 3/4% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act. On March 9, 2005 the Company completed an offer to exchange the notes and guarantees for notes and guarantees registered under the Securities Act having substantially identical terms.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We have established disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

        Based upon the evaluation of the Company's disclosure controls and procedures by the Company's management, under the supervision and with the participation of our principal executive officer and principal financial officer, as of December 31, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There are inherit limitations in the effectiveness of any internal controls over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by BDO Seidman, LLP, independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Controls Over Financial Reporting

        There were no significant changes in the Company's internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To The Board of Directors of Penn National Gaming, Inc. and subsidiaries:

        We have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting, that Penn National Gaming, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Penn National Gaming, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 25, 2005 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN LLP Philadelphia, Pennsylvania March 25, 2005

ITEM 9B.    OTHER INFORMATION

        On October 21, 2004, we entered into a Live Racing Agreement with the Pennsylvania Horsemen's Benevolent and Protection Association, Inc., which expires on September 30, 2011 and sets out the compensation of, and certain other terms related to, the thoroughbred horsemen at Penn National Race Course. On December 10, 2004, we entered into a Memorandum of Agreement with Sports Arena Employees' Union, Local No. 137 setting out certain terms of employment for the pari-mutuel clerks and admissions and Telebet personnel at Penn National Race Course. On December 21, 2004, we entered into an agreement with Charles Town H.B.P.A., Inc., which expires on December 31, 2007 and sets out the compensation of, and certain other terms related to, the thoroughbred horsemen at Charles Town Entertainment Complex. On December 27, 2004, February 18, 2005 and March 31, 2005, we entered into Addendum No. 1, Addendum No. 2 and Addendum No. 3, respectively, to our agreement dated January 1, 2001 with the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO, to extend the term of the agreement. Pursuant to Addendum No. 3, the term of our agreement, dated January 1, 2001, has been extended until April 30, 2005. A copy of the Live Racing Agreement (Exhibit 10.17), the Memorandum of Agreement (Exhibit 10.16), the Agreement with the Charles Town horsemen (Exhibit 10.18), the Addendum No. 1 (Exhibit 10.15(a)), the Addendum No. 2 (Exhibit 10.15(b)) and the Addendum No. 3 (Exhibit 10.15(c)) are filed as exhibits to this Annual Report on Form 10-K.

PART II

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders (the "2005 Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for in this item is hereby incorporated by reference to the 2005 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information called for in this item is hereby incorporated by reference to the 2005 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for in this item is hereby incorporated by reference to the 2005 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

PART III

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2003 and 2004
Consolidated Statements of Income for the years ended December 31, 2002, 2003 and 2004
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2003 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

PENN NATIONAL GAMING, INC.
DATED: MARCH 30, 2005	By:	/s/ Peter M. Carlino Peter M. Carlino Chairman of the Board and Chief Executive Officer

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

Signature	Title	Date

/s/ Peter M. Carlino Peter M. Carlino	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005
/s/ Kevin DeSanctis Kevin DeSanctis	President and Chief Operating Officer	March 30, 2005
/s/ William J. Clifford William J. Clifford	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	March 30, 2005
/s/ Robert S. Ippolito Robert S. Ippolito	Vice President, Secretary and Treasurer (Principal Accounting Officer)	March 30, 2005
/s/ Harold Cramer Harold Cramer	Director	March 30, 2005
/s/ David A. Handler David A. Handler	Director	March 30, 2005

/s/ John M. Jacquemin John M. Jacquemin	Director	March 30, 2005
/s/ Robert P. Levy Robert P. Levy	Director	March 30, 2005
/s/ Barbara Z. Shattuck Barbara Z. Shattuck	Director	March 30, 2005

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of August 7, 2002, by and among Hollywood Casino Corporation, Penn National Gaming, Inc. and P Acquisition Corp. (Incorporated by reference to exhibit 2.1 of the Company's current report on Form 8-K, dated August 7, 2002).
2.2
Purchase Agreement by and among PNGI Pocono Corp., PNGI, LLC, and the Mohegan Tribal Gaming Authority, dated October 14, 2004. (Incorporated by reference to exhibit 2.1 of the Company's current report on Form 8-K, filed October 20, 2004).
2.3
Agreement and Plan of Merger, dated as of November 3, 2004, among Penn National Gaming, Inc., Argosy Gaming Company and Thoroughbred Acquisition Corp. (Incorporated by reference to exhibit 2.1 of the Company's current report on Form 8-K, filed November 5, 2004).
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
3.5	Second Amended and Restated Bylaws of Penn National Gaming, Inc. (Incorporated by reference to exhibit 3.1 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004).
4.1	Specimen copy of Common Stock Certificate (Incorporated by reference to Exhibit 3.6 of Penn National Gaming Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2003).
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
4.8
Indenture dated as of February 28, 2002 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8?% Senior Subordinated Notes due 2010. (Incorporated by reference to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
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
4.12
Indenture dated as of December 4, 2003 by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference to exhibit 4.12 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
4.13	Form of Penn National Gaming, Inc. 6 7/8% Senior Subordinated Note due 2011. (Included as Exhibit A to Exhibit 4.12).
4.14
Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011. (Included as Exhibit F to Exhibit 4.12).
4.15
Indenture dated as of March 9, 2005 by and among Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to exhibit 10.1 of the Company's current report on Form 8-K, filed March 15, 2005).
4.16	Form of Penn National Gaming, Inc. 6 3/4% Senior Subordinated Note due 2015. (Included as Exhibit A to Exhibit 4.15).
4.17
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
4.21
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
4.23
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
4.28
First Amendment to Security Agreement dated August 10, 1999 between HWCC-Shreveport, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to exhibit 4.12 of the registration statement of Hollywood Casino Shreveport and SCC on Form S-4, File #333-88679, dated October 8, 1999).

4.29
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
4.31
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
4.33
Preferred Ship Mortgage made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, on Hollywood Dreams Official No. 1099497 dated as of June 15, 2001. (Incorporated by reference to exhibit 4.6 of Hollywood Casino Shreveport's quarterly report on Form 10-Q for the quarter ended June 30, 2001, File #333-88679).
4.34
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
10.2(a)#*	Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan.
10.2(b)#*	Form of Incentive Stock Option Certificate for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan.
10.3#
Employment Agreement dated May 26, 2004 between Penn National Gaming, Inc. and Peter M. Carlino. (Incorporated by reference to exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004).
10.4#
Employment Agreement dated May 26, 2004 between Penn National Gaming, Inc. and Kevin DeSanctis. (Incorporated by reference to exhibit 10.2 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004).

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
10.9#
Employment Agreement dated June 10, 2003 between Penn National Gaming, Inc. and Leonard DeAngelo. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).
10.10
Consulting Agreement dated August 29, 1994, between Penn National Gaming, Inc. and Peter D. Carlino. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, File # 000-24206).
10.11
Lease dated March 31, 1995 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995, File # 000-24206).
10.12*	Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office.
10.12(a)*
Commencement Agreement, dated May 21, 2002, in connection with Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office.
10.12(b)*	First Lease Amendment, dated December 4, 2002, to Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office.
10.13*	Lease dated August 22, 2003 between The Corporate Campus at Spring Ridge 1250, L.P. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office.
10.14*	Agreement dated July 14, 2003 between Mountainview Thoroughbred Racing Association and Pennsylvania National Turf Club, Inc. and Sports Arena Employees' Union Local 137 (non-primary location).
10.15
Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000).
10.15(a)*
Addendum No. 1, dated December 27, 2004, to Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO.

10.15(b)*
Addendum No. 2, dated February 18, 2005, to Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO.
10.15(c)*
Addendum No. 3, dated March 21, 2005, to Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO.
10.16*	Memorandum of Agreement dated December 10, 2004 between Pennsylvania National Turf Club, Inc., Mountainview Racing Association and Sports Arena Employees' Union Local No. 137 (Primary Location).
10.17*
Live Racing Agreement dated October 1, 2004 among Pennsylvania National Turf Club, Inc., Mountainview Thoroughbred Racing Association and Pennsylvania Horsemen's Benevolent and Protection Association, Inc. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998).
10.18*	Agreement dated December 21, 2004 between PNGI Charles Town Gaming, LLC and Charles Town H.B.P.A., Inc.
10.19
Credit Agreement, dated March 3, 2003, as amended and restated as of December 5, 2003, among Penn National Gaming, Inc., Bear Stearns & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns Corporate Lending Inc., Socìete Generale, Credit Lyonnais New York Branch and the lenders party thereto. (Incorporated by reference to exhibit 10.19 of the Company's annual report on Form 10-K for the year ended December 31, 2003).
10.19(a)
Amendment No. 1, dated June 9, 2004, to Credit Agreement, dated March 3, 2003, as amended and restated as of December 5, 2003, among Penn National Gaming, Inc., Bear Stearns & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns Corporate Lending Inc., Socìete Generale, Credit Lyonnais New York Branch and the lenders party thereto. (Incorporated by reference to exhibit 10.4 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004).
10.19(b)*
Waiver, effective February 18, 2005, to certain terms of Credit Agreement, dated March 3, 2003, as amended and restated as of December 5, 2003, among Penn National Gaming, Inc., Bear Stearns & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns Corporate Lending Inc., Socìete Generale, Credit Lyonnais New York Branch and the lenders party thereto.
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
10.26#
Penn National Gaming, Inc. Nonqualified Stock Option granted to Peter M. Carlino, dated February 6, 2003. (Incorporated by reference to Exhibit 26 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
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
10.28
Senior Secured Financing Commitment Letter, dated November 3, 2004, among Penn National Gaming, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Lehman Commercial Paper Inc. (Incorporated by reference to exhibit 10.1 to the Company's current report on Form 8-K, filed November 5, 2004).
10.29#*	Non-Employee Director Compensation Policy.
10.30#*	Compensatory Arrangements with Certain Executive Officers.
14.1	Penn National Gaming, Inc. Code of Business Conduct. (Incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of BDO Seidman, LLP.
24.1*	Power of attorney (included on the signature page to this Form 10-K report).
31.1*	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Regulation.

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
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net revenues, year ended December 31, 2004 (In thousands)
Net revenues, year ended December 31, 2003 (In thousands)
Operating Expenses, year ended December 31, 2004 (In thousands)
Operating Expenses, year ended December 31, 2003 (In thousands)
Net revenues, year ended December 31, 2003 (In thousands)
Net revenues, year ended December 31, 2002 (In thousands)
Operating Expenses, year ended December 31, 2003 (In thousands)
Operating Expenses, year ended December 31, 2002 (In thousands)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Penn National Gaming, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Income (In thousands, except per share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity (In thousands, except share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Penn National Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements
At March 3, 2003 (In thousands)
HWCC-Louisiana, Inc. And Subsidiaries Consolidated Balance Sheets (In thousands)
HWCC-Louisiana, Inc. And Subsidiaries Consolidated Statements Of Operations (In thousands)
The Downs Racing, Inc. And Subsidiaries Consolidated Balance Sheets (In thousands)
The Downs Racing, Inc. And Subsidiaries Consolidated Statements Of Operations (In thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART II
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART III
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX