Form 10-Q
period 2005-03-31
PENN NATIONAL GAMING INC
filed 2005-05-10
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of May 5, 2005
Common Stock, par value $.01 per share	82,907,086

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
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Penn National Gaming, Inc. and Subsidiaries Consolidated Balance Sheets
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Income (Unaudited)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Unaudited)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2004	March 31, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,620	$210,502
Restricted cash	—	96,961
Receivables, net of allowance for doubtful accounts of $1,883 and $1,890, respectively	40,812	36,002
Prepaid income taxes	7,980	2,277
Prepaid expenses and other current assets	19,517	26,687
Deferred income taxes	18,274	19,924
Total current assets	174,203	392,353

Net property and equipment, at cost	597,394	597,682

Other assets:
Investment in and advances to unconsolidated affiliate	15,709	16,072
Excess of cost over fair market value of net assets acquired	588,085	588,085
Management service contract, net of amortization of $9,231 and $9,859, respectively	16,515	15,887
Deferred financing costs, net	20,063	20,305
Deferred income taxes	—	97,650
Miscellaneous	32,046	32,534
Assets held for sale	136,691	139,124
Restricted assets for sale	51,995	50,983
Total other assets	861,104	960,640
Total assets	$1,632,701	$1,950,675
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,494	$161,104
Accounts payable	13,629	15,575
Accrued expenses	46,026	40,617
Accrued interest	13,124	6,379
Accrued salaries and wages	27,648	21,795
Gaming, pari-mutuel, property and other taxes	14,941	19,728
Income taxes payable	23,105	128,730
Other current liabilities	24,438	13,122
Total current liabilities	167,405	407,050

Long term liabilities:
Long-term debt, net of current maturities	854,415	636,863
Deferred income taxes	31,806	32,611
Other noncurrent liabilities	—	274,523
Liabilities held for sale	166,278	168,532
Restricted liabilities for sale	14,705	—
Total long-term liabilities	1,067,204	1,112,529

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; shares issued 83,131,940 and 84,380,886, respectively	831	844
Restricted Stock, 160,000 shares issued	(2,114)	(1,995)
Treasury stock, at cost 1,698,800 shares	(2,379)	(2,379)
Additional paid-in capital	180,573	197,464
Retained earnings	219,539	235,341
Accumulated other comprehensive income, net	1,642	1,821
Total shareholders’ equity	398,092	431,096
Total Liabilities and Shareholders’ Equity	$1,632,701	$1,950,675

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2005
Revenues:
Gaming	$249,504	$253,051
Racing	11,808	11,793
Management service fee	3,458	4,067
Food, beverage and other revenue	36,508	37,280
Gross revenues	301,278	306,191
Less: Promotional allowances.	(16,222)	(16,885)
Net revenues	285,056	289,306

Operating Expenses:
Gaming	135,280	138,609
Racing	9,160	8,842
Food, beverage and other expenses	23,757	23,848
General and administrative	48,292	46,213
Depreciation and amortization	16,441	15,495
Total operating expenses	232,930	233,007
Income from operations	52,126	56,299

Other income (expenses):
Interest expense	(19,416)	(16,503)
Interest income	350	1,293
Earnings from joint venture	460	343
Other	(81)	(21)
Loss on early extinguishment of debt	—	(15,805)
Total other expenses, net	(18,687)	(30,693)

Income from continuing operations before income taxes	33,439	25,606
Taxes on income	12,447	9,352
Income from continuing operations	20,992	16,254
(Loss) from discontinued operations, net of tax (benefit) of ($1,864) and ($245), respectively	(3,205)	(452)
Net income	$17,787	$15,802

Earnings per share – basic
Income from continuing operations	$0.26	$0.20
Discontinued operations, net of tax	(0.04)	(0.01)
Basic net income per share	$0.22	$0.19

Earnings per share – diluted
Income from continuing operations	$0.26	$0.19
Discontinued operations, net of tax	(0.04)	(0.00)
Diluted net income per share	$0.22	$0.19

Weighted shares outstanding
Basic	79,717	82,198
Diluted	82,224	85,390

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Unaudited)

(In thousands, except share data)

	Common Stock		Restricted	Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Stock	Stock	Capital	Earnings	Income (Loss)	Total	Income
Balance, December 31, 2004	83,131,940	$831	$(2,114)	$(2,379)	$180,573	$219,539	$1,642	$398,092	$—
Exercise of stock options including tax benefit of $11,387	1,248,946	13	—	—	16,891	—	—	16,904	—
Restricted Stock Issue	—	—	119	—	—	—	—	119	—
Change in fair value of interest rate swap contracts, net of income taxes of $134	—	—	—	—	—	—	249	249	249
Amortization of unrealized gain on interest rate swap contracts, net of income taxes of $29	—	—	—	—	—	—	(54)	(54)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(16)	(16)	(16)
Net income	—	—	—	—	—	15,802	—	15,802	15,802
Balance March 31, 2005	84,380,886	$844	$(1,995)	$(2,379)	$197,464	$235,341	$1,821	$431,096	$16,035

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities
Net income from operations	$17,787	$15,802
Loss from discontinued operations	3,205	452
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,441	15,495
Amortization of deferred financing costs charged to interest expense	1,360	997
Amortization of the unrealized loss (gain) on interest rate swap contracts charged to interest expense	39	(54)
Earnings from joint venture	(460)	(343)
Loss on sale of net assets	679	37
Loss relating to early extinguishment of debt, before income tax benefit	—	4,679
Deferred income taxes	179	(107,856)
Tax benefit from stock options exercised	1,707	11,387
Amortization of restricted stock	—	119
Decrease (increase), net of businesses acquired
Accounts receivable	(1,677)	4,810
Prepaid expenses and other current assets	6,487	(6,820)
Prepaid income taxes	1,159	5,703
Miscellaneous other assets	(11,331)	(165)
Increase (decrease), net of businesses acquired
Accounts payable	2,335	(70)
Accrued expenses	(1,960)	(6,431)
Accrued interest	(5,561)	(6,571)
Accrued salaries and wages	(6,768)	(5,853)
Gaming, pari-mutuel, property and other taxes	6,202	4,533
Income taxes payable	12,852	105,514
Other current liabilities	2,085	(13,182)
Net cash provided by operating activities	44,760	22,183

Cash flows from investing activities
Expenditures for property and equipment	(12,772)	(15,313)
Proceeds from sale of property and equipment	105	160
Proceeds from sale of business	—	274,523
Acquisition of business, net of cash acquired	(6,000)	(350)
Distributions from joint venture	3,112	—
Net cash provided by (used in) investing activities	(15,555)	259,020

Cash flows from financing activities
Proceeds from exercise of options	1,229	5,516
Proceeds from long term debt	—	250,000
Principal payments on long-term debt	(21,303)	(310,942)
Increase in unamortized financing cost	(534)	(5,918)
Net cash (used in) financing activities	(20,608)	(61,344)

Effect of exchange rate fluctuations on cash	(51)	(16)
Net increase in cash and cash equivalents	8,546	219,843

Cash and cash equivalents for beginning of period	81,567	87,620
Cash and cash equivalents for end of period	$90,113	$307,463

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The consolidated financial statements are unaudited and include the accounts of Penn National Gaming, Inc. (“Penn”) and its wholly-owned subsidiaries (collectively, the “Company”).  Investment in and advances to an unconsolidated affiliate that is 50% owned are accounted for under the equity method.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current year presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of its continuing operations for the three month periods ended March 31, 2004 and 2005.  The results of continuing operations experienced for the three month period ended March 31, 2005 are not necessarily indicative of the results to be experienced for the fiscal year ending December 31, 2005.  The Company has classified the assets, liabilities and results of operations of Hollywood Casino Shreveport and its subsidiaries, as assets and liabilities held for sale and discontinued operations at March 31, 2005 (See Note 13).  The Company has classified the assets, liabilities and results of operations of the Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities held for sale and discontinued operations at March 31, 2005 (see Note 14).

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying notes should therefore be read in conjunction with the Company’s December 31, 2004 annual consolidated financial statements filed on Form 10-K.

2.                                      Revenue Recognition

Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession.  Hotel, food and beverage, entertainment and other operating revenues are recognized as those services are performed.

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s products).”  The consensus in EITF 01-9 requires that sales incentives and points earned in point-loyalty programs must be recorded as a reduction of revenue.  The Company recognizes incentives related to gaming play and points earned in loyalty programs as a direct reduction of gaming revenue.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances.  The estimated cost of providing such promotional allowances is primarily included in gaming expenses.  These amounts that are included in promotional allowances were as follows:

	Three Months Ended March 31,
	2004	2005
	(In thousands)
Rooms	$1,794	$1,804
Food and beverage	11,798	12,202
Other	2,630	2,879
Total promotional allowances	$16,222	$16,885

The estimated cost of providing such complimentary services, which is included in operating expenses, was as follows:

	Three Months Ended March 31,
	2004	2005
	(In thousands)

Rooms	$1,753	$1,110
Food and beverage	8,377	8,158
Other	923	760
Total cost of complimentary services	$11,053	$10,028

Racing revenues include the Company’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, the Company’s share of wagering from import and export simulcasting, as well as its share of wagering from its OTWs and through telephone account wagering.

Revenues from the management service contract the Company has with Casino Rama (the “Casino Rama Management Contract”) are recognized as those services are performed.

3.                                      Earnings Per Share

The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share are set forth in the table below.  For the three month periods ended March 31, 2004 and 2005, the effect of all outstanding stock options has been included in the calculation of diluted earnings per share.

	Three Months Ended March 31,
	2004	2005
	(In thousands)
Weighted average number of shares outstanding–Basic earnings per share	79,717	82,198
Dilutive effect of stock options	2,507	3,192
Weighted average number of shares outstanding–Diluted earnings per share	82,224	85,390

4.                                      Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant.  The Company accounts for stock option grants using the intrinsic-value method in accordance with Accounting Principles Board Opinion

No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Under the intrinsic-value method, because the exercise price of the Company’s employee stock options are equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.  However, there are situations that may occur, such as the accelerated vesting of options or the issuance of restricted stock that require a current charge to income.

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

	Three Months Ended March 31,
	2004	2005
	(In thousands)
Net income, as reported	$17,787	$15,802
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	76
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(781)	(2,407)
Pro forma net income	$17,006	$13,471

Earnings per share:
Basic-as reported	$0.22	$0.19
Basic-pro forma	$0.21	$0.16
Diluted-as reported	$0.22	$0.19
Diluted-pro forma	$0.21	$0.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Three months ended March 31,	2004	2005
Risk-free interest rate	3.0%	3.4%
Volatility	41.0%	40.0%
Dividend yield	0.0%	0.0%
Expected life (years)	5	6

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

The Company is also dependent upon stable gaming and admission taxes in the states in which it operates.  Any change in such taxes could have a material adverse affect on future results of operations.

6.                                      Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2004	March 31, 2005

Land and improvements	$109,363	$109,656
Building and improvements	429,281	437,130
Furniture, fixtures, and equipment	217,676	226,167
Transportation equipment	1,503	1,514
Leasehold improvements	12,190	12,193
Construction in progress	18,797	15,492
Total property and equipment	788,810	802,152
Less: accumulated depreciation and amortization	(191,416)	(204,470)
Property and equipment, net	$597,394	$597,682

Interest capitalized in connection with major construction projects was $.4 million for the year ended December 31, 2004 and for the three months ended March 31, 2005, respectively.  Depreciation and amortization expense, for property and equipment, totaled $15.8 million and $14.9 million for the three months ended March 31, 2004 and 2005, respectively.

7.                                      Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2004	2005
	(In thousands)
Cash payments of interest	$24,317	$22,862
Cash payments of income taxes	$—	$75

Acquisitions: Bangor Historic Track
Cash Paid	$6,000	$350

8.                                      Long-term Debt

On February 8, 2005, the Company called for redemption of all the $200 million aggregate principal amount of its outstanding 11 1/8 % Senior Subordinated Notes due March 1, 2008, in accordance with the related indenture.  The redemption price was $1,055.63 per $1,000 principal amount, plus accrued and unpaid interest and payment was made on March 10, 2005.

On March 9, 2005, the Company completed an offering of $250 million of 6 3/4% senior subordinated notes due 2015.  Interest on the notes is payable on March 1 and September 1 of each year,

beginning September 1, 2005.  These notes mature on March 1, 2015.  The 6 3/4% notes are general unsecured obligations and are not guaranteed by the Company’s subsidiaries.  The 6 3/4% notes and guarantees were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act.  The Company used the net proceeds from the offering to redeem the $200 million 11 1/8% Senior Subordinated Notes due March 1, 2008 and repay a portion of the term loan indebtedness under our current senior secured credit facility.  As a result of the repayment, the Company recorded a loss on early extinguishment of debt of $14.0 million for the write-off of the associated deferred finance fees.

On March 14, 2005, the Company paid down $110.7 million of the principal on the Term Loan D facility.  As a result of the accelerated principal payments on the credit facility, the Company recorded a loss on early extinguishment of debt of $1.8 million for the write-off of the associated deferred finance fees.

Long-term debt is as follows (in thousands):

	December 31, 2004	March 31, 2005
Senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company	$270,000	$159,318
$200 million 11 1/8% senior subordinated notes. These notes were general unsecured obligations of the Company	200,000	—
$175 million 8 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company	175,000	175,000
$200 million 6 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company	200,000	200,000
$250 million 6 3/4% senior subordinated notes. These notes are generally unsecured obligations of the Company	—	250,000
Capital leases	13,909	13,649
	858,909	797,967
Less: current maturities	(4,494)	(161,104)
Total long-term debt	$854,415	$636,863

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2005 (in thousands):

2005 (9 months)	$160,824
2006	1,889
2007	2,071
2008	2,270
2009	1,997
2010	201,028
Thereafter	427,888
Total minimum payments	$797,967

On March 30, 2005, the Company gave notice to its lending group that it had elected to make an optional prepayment in the aggregate amount of $159.3 million on the Term Loan D facility loans.  This payment plus interest was made on April 4, 2005 and paid off all the remaining loans under the senior secured credit facility.

At March 31, 2005, the Company had a contingent obligation under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $10.3 million.

The senior secured credit facility requires the Company, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios.  In addition, the senior secured credit facility restricts, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.  The terms of the senior subordinated notes contain similar restrictions.  Except for the defaults under the Hollywood Casino Shreveport notes, for which the Company (other than the Shreveport entities) is not liable, at March 31, 2005, the Company was in compliance with all required financial covenants.

9.                                      Comprehensive Income

The Company reports comprehensive income in its consolidated statement of shareholders’ equity and comprehensive income.  Comprehensive income represents changes in shareholders’ equity from non-owner sources.  For the three months ended March 31, 2004 and 2005 foreign currency translation adjustments and the change in fair value of interest rate swap contracts were the only items of other comprehensive income for the Company.

The following table presents information about comprehensive income (in thousands):

	Three Months Ended March 31,
	2004	2005
	(In thousands)

Change in fair value of interest rate swap contracts, net of income taxes of $766 and $134, respectively	$(1,191)	$249
Foreign currency translation adjustment	(51)	(16)
Net income	17,787	15,802
Total comprehensive income	$16,545	$16,035

10.                               Segment Information

The Company views each property as an operating segment.  The Company has aggregated its gaming properties that are economically similar, offer similar types of products and services (table games and/or slot machines), cater to the same types of customers (local patronage) and are heavily regulated into one reporting segment called gaming.  The Company has aggregated its racing properties that are economically similar, offer similar products and services (live and simulcast racing), cater to the same types of customers (local patronage) and are similarly regulated into one reporting segment called racing.  The accounting policies for each segment are the same as those described in the “Summary of Significant Accounting Policies” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The table below presents information about reporting segments (in thousands):

As of and for the three months ended March 31, 2005	Gaming	Racing	Eliminations		Total
Revenue	$276,031	$13,275	$—		$289,306
Income from operations	55,440	859	—		56,299
Depreciation and Amortization	15,090	405	—		15,495
Total Assets	$3,115,708	$93,000	$(1,258,033	)(1)	$1,950,675

As of and for the three months ended March 31, 2004	Gaming	Racing	Eliminations		Total
Revenue	$271,676	$13,380	$—		$285,056
Income from operations	51,285	841	—		52,126
Depreciation and Amortization	16,057	384	—		16,441
Total Assets	$2,724,934	$96,778	$(1,198,931	)(1)	$1,622,781

(1)                                  Primarily reflects elimination of intercompany investments, receivables and payables.

11.                               Litigation

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

The following proceedings could result in costs, settlements or damages that materially impact the Company’s consolidated financial condition or operating results.  In each instance, the Company believes that it has meritorious defenses and/or counter-claims and intends to defend itself.

In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against the Company in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking a declaratory judgment that the plaintiff landlord is entitled to terminate the lease and/or void the Company’s option to renew the lease due to certain alleged defaults by the Company or its predecessors-in-interest.  The term of the Company’s lease expired in January 2004 and the Company exercised its automatic right to renew for an additional five year term (which, as previously noted is being contested by the landlord).  On October 26, 2004, in ruling on a motion for summary judgment filed by the plaintiff, the court determined that the Company was in default of an obligation in the lease and that the lease is dissolved.  The Company has appealed this decision, which suspended any effect of the October 26, 2004 order during the pendency of the appeal.  Depending on the outcome of the appeal, the Company may eventually choose from options which may include entering into a new lease with the plaintiff, purchasing the property from the plaintiff or relocating.  Any of these options are likely to involve significant costs.  A relocation of the boat will require regulatory and/or local approvals, which we may not be able to obtain.  In March 2005, the plaintiff filed an additional lawsuit against us seeking (i) a ruling that additional rent is due to the landlord as a result of the dissolution of the lease, (ii) that a lessor’s lien should be recognized as encumbering certain property to secure the payment of such rent, and (iii) a declaration that certain improvements revert to the landlord upon termination of the lease.  On May 9, 2005, the plaintiff and Louisiana Casino Cruises, Inc. (“LCCI”), a subsidiary of Penn, entered into an agreement whereby the plaintiff  agreed to stay all the claims in the additional lawsuit until a final definitive judgment is entered in the first lawsuit, in exchange for Penn’s agreement to guarantee up to $12.5 million of a potential monetary judgment entered against LCCI.  The plaintiff has also agreed to dismiss its claim for a lessor’s lien and its request to encumber certain property to secure this claim.  In addition, with respect to the claim regarding ownership of the improvements upon a termination of the lease, the plaintiff has agreed that the ownership of the riverboat will not revert to the plaintiff and LCCI agreed that ownership of the docking structures, pylons and pavilion would revert to the plaintiff.

In October 2002, in response to the Company’s plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations, filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease.  The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company’s request to relocate the barge.  Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved the Company’s plan to relocate the barge.  In March 2004, the trial court ruled in favor of the Company on all counts.  Plaintiff appealed the decision to the Fifth Circuit., and on May 3, 2005, the Fifth Circuit ruled that the trial court’s decision should be affirmed in part and reversed and remanded in part. In its decision, the Fifth Circuit upheld the tenant’s right to relocate but remanded the case to the trial court because there was insufficient evidence in the record to determine whether the casino barge would be relocated to a place that would not trigger the increased rent obligation under the lease.  A hearing on the remand has not yet been scheduled.

On August 27, 2004, our unrestricted subsidiary, Hollywood Casino Shreveport, or HCS, in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado Resorts LLC (“Eldorado”) providing for acquisition of HCS by certain affiliates of Eldorado (“Eldorado Transaction”).  On September 10, 2004, a group of HCS’s creditors, led by Black Diamond Capital Management, LLC, filed with the U.S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana, an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code.  On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporated the Eldorado Transaction.  On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that has been filed against it, and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code.  All of these companies continue to manage their assets and businesses as “debtors-in-possession” subject to the powers and supervision of the Bankruptcy Court under Chapter 11.  HCS’s debt is non-recourse to the Company and its other subsidiaries.

HCS filed a revised Chapter 11 plan and disclosure statement with the Bankruptcy Court on March 3, 2005.  The plan continues to provide for the acquisition of the hotel and casino by Eldorado under the agreement announced last year.  The Official Bondholder Committee in the Chapter 11 case joined HCS as a proponent of the plan.  Black Diamond Capital Management, LLC and KOAR International continue to express interest in acquiring the hotel and casino and asked the Bankruptcy Court for permission to file their own competing plan.  On April 15, 2005, the bankruptcy court ruled against allowing Black Diamond Capital Management, LLC and KOAR to submit their competing reorganization plan to the creditors.  On April 21, 2005, the Bankruptcy Court approved the disclosure statement for HCS’s Plan and set a hearing on confirmation of the plan on June 13, 2005.  The plan requires bankruptcy court approval as well as approval by the Louisiana Gaming Control Board of the transfer of control of HCS’s gaming license, among other things, before it can become effective.  There can be no assurance that the bankruptcy court will confirm the plan or that the plan will become effective.

12.                               Subsidiary Guarantors

Under the terms of the 8 7/8% and 6 7/8% senior subordinated notes, all of the Company’s domestic subsidiaries are guarantors under the agreement, except for HWCC-Louisiana, Inc., HWCC-Shreveport,

Inc.  HCS I, Inc., HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation and their respective subsidiaries (the “Subsidiary Non-Guarantors”).  The guarantees provided by our subsidiaries are full and unconditional, joint and several.  There are no significant restrictions in the indentures on the Company’s ability to obtain funds from its subsidiaries, except for the Subsidiary Non-Guarantors, by dividend or loan.  However, we note that in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.  The 6 3/4% notes are general unsecured obligations and are not guaranteed by the Company’s subsidiaries.

Summarized financial information as of December 31, 2004 and March 31, 2005 and for the three months ended March 31, 2005 and 2004 for Penn, the Subsidiary Guarantors and Subsidiary Non-guarantors is as follows:

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of March 31, 2005
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$260,471	$109,224	$48,584	$11,490	$429,769
Net property and equipment, at cost	12,443	619,623	100,395	—	732,461
Other assets	868,859	1,196,097	(6,988)	(1,269,523)	788,445
Total	$1,141,773	$1,924,944	$141,991	$(1,258,033)	$1,950,675

Current liabilities	$192,873	$182,888	$191,041	$(174)	$566,628
Long-term liabilities	635,056	1,350,103	530	(1,032,738)	952,951
Shareholder’s equity	313,844	391,953	(49,580)	(225,121)	431,096
Total	$1,141,773	$1,924,944	$141,991	$(1,258,033)	$1,950,675

Three months ended March 31, 2005
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$287,180	$36,954	$(108)	$324,026
Total operating expenses	7,611	223,449	35,463	(108)	266,415
Income (loss) from operations	(7,611)	63,731	1,491	—	57,611
Other income (expense)	(4,772)	(25,909)	(2,012)	(10)	(32,703)
Income (loss) before income taxes	(12,383)	37,822	(521)	(10)	24,908
Taxes (benefit) on income (loss)	16,622	(7,558)	42	—	9,106
Net income (loss)	$(29,005)	$45,380	$(563)	$(10)	$15,802

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Three months ended March 31, 2005
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by operating activities	$12,324	$7,797	$2,062	$—	$22,183
Net cash provided by (used in) investing activities	288,417	(29,240)	(157)	—	259,020
Net cash provided by (used in) financing activities	(60,964)	(1,366)	986	—	(61,344)
Effect of exchange rate fluctuations on cash	—	3	(19)	—	(16)
Net increase (decrease) in cash and cash equivalents	239,777	(22,806)	2,872	—	219,843
Cash and cash equivalents at beginning of period	3,020	56,307	28,293	—	87,620
Cash and cash equivalents at end of period	$242,797	$33,501	$31,165	$—	$307,463

As of December 31, 2004
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$16,312	$139,769	$46,840	$5,046	$207,967
Net property and equipment, at cost	12,166	619,603	102,564	—	734,333
Other assets	1,164,341	656,555	(6,213)	(1,124,282)	690,401
Total	$1,192,819	$1,415,927	$143,191	$(1,119,236)	$1,632,701

Current liabilities	$73,786	$72,765	$191,067	$(4,280)	$333,338
Long-term liabilities	854,749	1,128,039	509	(1,082,026)	901,271
Shareholder’s equity	264,284	215,123	(48,385)	(32,930)	398,092
Total	$1,192,819	$1,415, 927	$143,191	$(1,119,236)	$1,632,701

Three months ended March 31, 2004
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$290,427	$40,360	$(316)	$330,471
Total operating expenses	6,190	231,341	38,965	(316)	276,180
Income (loss) from operations	(6,190)	59,086	1,395	—	54,291
Other income (expense)	9,937	(28,737)	(7,128)	—	(25,928)
Income (loss) before income taxes (benefit)	3,747	30,349	(5,733)	—	28,363
Taxes (benefit) on income (loss)	3,003	7,530	43	—	10,576
Net income (loss)	$744	$22,819	$(5,776)	$—	$17,787

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Three months ended March 31, 2004
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by operating activities	$6,421	$34,307	$4,032	$—	$44,760
Net cash provided by (used in) investing activities	24,449	(39,737)	(267)	—	(15,555)
Net cash provided by (used in) financing activities	(20,303)	103	(408)	—	(20,608)
Effect of exchange rate fluctuations on cash	—	(105)	54	—	(51)
Net increase in cash and cash equivalents	10,567	(5,432)	3,411	—	8,546
Cash and cash equivalents at beginning of period	11,212	43,417	26,938	—	81,567
Cash and cash equivalents at end of period	$21,779	$37,985	$30,349	$—	$90,113

13.                               Discontinued Operations

On August 27, 2004, our unrestricted subsidiary, Hollywood Casino Shreveport, or HCS, in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado Resorts LLC (“Eldorado”) providing for acquisition of HCS by certain affiliates of Eldorado (“Eldorado Transaction”).  On September 10, 2004, a group of HCS’s creditors, led by Black Diamond Capital Management, LLC, filed with the U.S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana, an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code.  On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporated the Eldorado Transaction.  On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that has been filed against it, and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code.  All of these companies continue to manage their assets and businesses as “debtors in possession” subject to the powers and supervision of the Bankruptcy Court under Chapter 11.  HCS’s debt is non-recourse to the Company and its other subsidiaries.

HCS filed a revised Chapter 11 plan and disclosure statement with the Bankruptcy Court on March 3, 2005.  The plan continues to provide for the acquisition of the hotel and casino by Eldorado under the agreement announced last year.  The Official Bondholder Committee in the Chapter 11 case joined HCS as a proponent of the plan.  Black Diamond Capital Management, LLC and KOAR International continue to express interest in acquiring the hotel and casino and asked the Bankruptcy Court for permission to file their own competing plan.  On April 15, 2005, the bankruptcy court ruled against allowing Black Diamond Capital Management, LLC and KOAR to submit their competing reorganization plan to the creditors.  On April 21, 2005, the Bankruptcy Court approved the disclosure statement for HCS’s Plan and set a hearing on confirmation of the plan on June 13, 2005.  The plan requires bankruptcy court approval as well as approval by the Louisiana Gaming Control Board of the transfer of control of HCS’s gaming license, among other things, before it can become effective.  There can be no assurance that the bankruptcy court will confirm the plan or that the plan will become effective.

The Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of Hollywood Casino Shreveport as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  A gain or loss on this transaction has not been recorded or recognized at this time since the sale has not yet been completed and is subject to various approvals.  Financial information for Hollywood Casino Shreveport was previously reported as part of the gaming reporting segment.

Summarized financial information as of December 31, 2004 and March 31, 2005 and for the three month periods ended March 31, 2004 and 2005 for Hollywood Casino Shreveport is as follows:

HWCC-Louisiana, Inc. And Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2004	March 31, 2005
		(Unaudited)
Assets

Current assets	$32,779	$37,381
Property and equipment, net	102,564	100,395
Other assets	1,348	1,348
Total assets held for sale	$136,691	$139,124

Liabilities

Current liabilities	$158,046	$159,580
Other noncurrent liabilities	8,232	8,952
Total liabilities held for sale	$166,278	$168,532

HWCC-Louisiana, Inc. And Subsidiaries
Consolidated Statements Of Operations
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2005

Net revenues	$36,902	$32,887
Income from operations	$1,391	$1,397
Net (loss)	$(3,803)	$(414)

14.                               Sale of The Downs Racing, Inc.

On January 25, 2005, the Company completed the previously announced sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (MTGA) for approximately $280 million.  Reflecting taxes, post closing adjustments, fees and other expenses, the Company realized net proceeds of approximately $175 million, which, in accordance with the Company’s credit agreement, must be used to retire debt or reinvested in capital expenditures.  The Company has recorded the net proceeds, after reducing approximately $60 million of the senior credit facility, as restricted cash.   The Company applied the remaining balance of the restricted cash, of approximately $97.0 million, to senior debt reduction in April 2005.  Under the terms of the agreement, MTGA acquired The Downs Racing and its subsidiaries including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and Lehigh Valley (Allentown).  The sale agreement provides MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events.  Under generally accepted accounting principles, the net book gain on this transaction of approximately $125.9 million (net of $97.7 million of income taxes) will not be recorded as a sale until the post closing termination rights have expired.

As of March 31, 2005 and for the period January 1, 2005 through January 25, 2005, the Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.  Financial information for The Downs Racing, Inc. and its subsidiaries was previously reported as part of the racing reporting segment.

Summarized financial information as of December 31, 2004 and March 31, 2005 and for the three months ended March 31, 2004 and for the period January 1, 2005 through January 25, 2005 for The Downs Racing, Inc. and its subsidiaries is as follows:

The Downs Racing, Inc. And Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2004	March 31, 2005
		(Unaudited)
Assets

Current assets	$985	$33
Property and equipment, net	34,375	34,385
Other assets	16,635	16,565
Total restricted assets for sale	$51,995	$50,983

Liabilities

Current liabilities	$5,341	$—
Other noncurrent liabilities	9,364	—
Total restricted liabilities for sale	$14,705	$—

The Downs Racing, Inc. And Subsidiaries
Consolidated Statements Of Operations
(In thousands)
(Unaudited)

	Three Months Ended March 31,	January 1 – January 25,
	2004	2005

Net revenues	$8,647	$1,813
Income (loss) from operations	$773	$(86)
Net (loss) income	$598	$(38)

15.                               Subsequent Events

On April 26, 2005, the Company reported that its pending acquisition of Argosy Gaming Company is on schedule with an anticipated closing in the third quarter of this year and is continuing to work with various state gaming boards and the FTC to obtain their required approvals to complete the transaction.  In connection with this process, the Company announced that it has elected to divest the

Argosy Baton Rouge property to expedite securing necessary approvals and anticipates that the sale will be effected after the merger, although the Company will begin seeking a buyer immediately.

On April 14, 2005, the Company announced that its subsidiary, Bangor Historic Track, Inc. (BHT), has agreed to acquire an off-track betting facility in Bangor, Maine which will be used, pending regulatory approval, as a temporary gaming facility for approximately 475 slot machines.  The timetable originally envisioned for the permanent facility at Bass Park has been delayed due to the delay in enactment of the statute protecting confidential information in the licensing process and the Company’s cooperation with the city of Bangor in exploring other options for the location of the permanent facility.  The Company believes that the commencement of operations in the temporary facility, pending all necessary licensing approvals, provides benefits to all involved parties.  In addition to generating revenues ahead of schedule, this project will create new jobs and economic development in Bangor earlier then anticipated while allowing BHT to begin to revitalize the Maine harness racing industry.  Under the terms of the agreement, BHT will acquire Miller’s Inc., a facility of approximately 27,000 square feet on 2.5 acres, which includes 250 parking spaces, from Miller Family Limited Partnership and John Miller for $3.8 million.  The transaction, expected to close in the summer of 2005, is subject to customary closing conditions and regulatory approvals, including the Maine Harness Racing commission and the Maine Gaming Control Board.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and operator of gaming properties, as well as horse racetracks and associated off-track wagering facilities, or OTWs.  We own or operate nine gaming properties located in Colorado, Illinois, Louisiana, Mississippi, Ontario and West Virginia that are focused primarily on serving customers within driving distance of the properties.  We currently own and operate one racetrack and six OTWs in Pennsylvania, one racetrack in West Virginia, a racetrack in New Jersey, through a joint venture, and a racetrack in Maine.  We operate in two reporting segments, gaming and racing, and derive substantially all of our revenues from such operations.  We believe that our portfolio of assets provides us with a diversified cash flow from operations.

We have made significant strides during the first quarter in advancing our broad range of growth and development opportunities.  In Pennsylvania, where we are developing a new gaming and racing facility at Penn National Race Course, we secured local approvals for the project’s land-development plan.  The Pennsylvania Gaming Control Board expects to begin to issue licenses between December 2005 and February 2006. We expect to open the new slots facility within approximately one year after receiving a license.

We recently announced an agreement to acquire an off-track betting facility in Bangor, Maine with plans for using it to temporarily operate up to 475 slots in advance of our construction of a permanent facility.  We anticipate a summer 2005 closing of the $3.8 million transaction, which we believe could result in the temporary facility being operational by the end of 2005, assuming all regulatory approvals are granted.  We recently filed our completed slot operator license application, and are in the process of working with the city of Bangor to identify and finalize the optimal site for permanent development.  We are projecting that 475 slots at the temporary facility will generate approximately $20 million to $30 million in annual revenues.

Our pending acquisition of Argosy Gaming Company is on schedule with an anticipated closing in the third quarter of this year.  We are working with FTC officials as well as with various state gaming boards to get their required approvals to complete the transaction.  In connection with this process, we have elected to divest the Argosy Baton Rouge property to expedite securing necessary approvals.  We anticipate that the sale will be effected after the merger, although we will begin seeking a buyer immediately.  This divestiture, the sale of The Downs Racing, Inc. and our experience with our unrestricted subsidiary, Hollywood Casino Shreveport, demonstrate that certain circumstances outside of our control, such as legislative and regulatory events, may occasionally result in a divestiture.

Argosy brings with it several prospects for growth through both expansion and development, including its recent proposal to Indiana regulators for a major expansion at Lawrenceburg which is the nearest gaming facility to the Cincinnati market.  This plan calls for an expansion of the nation’s biggest revenue generating riverboat to accommodate up to 4,000 slot machines from the 2,800 currently being operated.  We believe Argosy development projects, which are complex and subject to regulatory approvals, adhere to our long-term strategy to enhance long-term shareholder value by creating more exciting entertainment venues.

We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties particularly in attractive regional markets.

The vast majority of our revenue is derived primarily from gaming on slot machines and, to a lesser extent, table games.  Racing revenues are derived from wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races.  Other revenues are derived from hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities.

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

We have continued to reflect the results of the transactions for the disposition of Hollywood Casino Shreveport (“HCS”) by classifying these assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations in accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Due to the post-closing transactions rights in the sales agreement with MTGA, we have classified the assets, liabilities and results of operations for The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities for sale and discontinued operations.  A gain or loss on either of these transactions has not been recognized as of March 31, 2005 since the sales have not yet been deemed complete.  Financial information for HCS was previously reported as part of the gaming reporting segment and financial information for The Downs Racing, Inc. and its subsidiaries was previously reported as part of the racing reporting segment.  For a discussion of these discontinued operations please see the subsection entitled “Discontinued Operations” below.

Results of Continuing Operations

The following are the most important factors and trends that contribute to our operating performance:

•                                          Most of our properties operate largely in mature competitive markets.  As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions and, to a lesser extent, property expansion in under-penetrated markets.

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

•                                          A number of states are currently considering or implementing legislation to legalize or expand gaming.  Such legislation presents potential opportunities to establish new properties (for instance in Pennsylvania and Maine), potential opportunities to add gaming positions (such as Illinois) and potential competitive threats to business at our existing properties (such as Maryland).  The timing and occurrence of these events remain uncertain.  Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

•                                          The continued demand for, and the Company’s emphasis on, slot wagering entertainment at our properties, which revenue is the most consistently profitable segment of the gaming industry.

•                                          The continued expansion and revenue gains at our Charles Town Entertainment Complex.

•                                          Financing in a favorable interest environment and under an improved credit profile that facilitates our growth.

•                                          The racing revenues continue to decline at each of our racing properties.  However, our gaming revenues have increased and, as a result, our racing revenues represent a less significant percentage of our overall revenue.

Three Months ended March 31, 2004 compared to three months ended March 31, 2005

The results of continuing operations by property for the three months ended March 31, 2004 and 2005 are summarized below (in thousands):

	Revenues(1)		Income from operations
	2004	2005	2004	2005
Gaming Segment
Charles Town Entertainment Complex	$94,052	$103,234	$20,272	$25,281
Hollywood Casino Aurora	58,869	56,701	14,608	13,821
Casino Rouge	28,455	30,688	7,301	9,332
Hollywood Casino Tunica	30,888	28,323	5,215	4,123
Casino Magic-Bay St. Louis	28,601	26,779	3,853	3,382
Boomtown Biloxi	19,595	18,386	2,951	3,697
Bullwhackers	7,758	7,853	810	376
Casino Rama Management Contract	3,458	4,067	3,200	3,768
Corporate overhead	—	—	(6,924)	(8,340)
Total Gaming Segment	271,676	276,031	51,286	55,440
Racing Segment
Penn National Race Course and OTWs	13,380	13,275	840	965
Bangor Historic Track (2)	—	—	—	(106)
Total Racing Segment	13,380	13,275	840	859
Total	$285,056	$289,306	$52,126	$56,299

(1)                             Revenues are net of promotional allowances.

(2)                             Reflects results since February 12, 2004 acquisition.

Revenues

Net revenues, three months ended March 31, 2005

(In thousands)

	Gaming	Racing	Total
Gaming	$253,051	$—	$253,051
Racing	—	11,793	11,793
Management service fee	4,067	—	4,067
Food, beverage and other revenue	35,798	1,482	37,280
Gross revenue	292,916	13,275	306,191
Less: Promotional allowances	(16,885)	—	(16,885)
Net revenues	$276,031	$13,275	$289,306

Net revenues, three months ended March 31, 2004

(In thousands)

	Gaming	Racing	Total
Gaming	$249,504	$—	$249,504
Racing	—	11,808	11,808
Management service fee	3,458	—	3,458
Food, beverage and other revenue	34,936	1,572	36,508
Gross revenue	287,898	13,380	301,278
Less: Promotional allowances	(16,222)	—	(16,222)
Net revenues	$271,676	$13,380	$285,056

Net revenues for the three-month period ended March 31, 2005 increased by $4.2 million, or 1.5%, to $289.3 million from $285.1 million in 2004.  The properties with the largest revenue changes this quarter were Charles Town Entertainment Complex with a net revenue increase of $9.2 million, due to the addition of gaming space and slot machines and Casino Rouge with a net revenue increase of $2.2 million.  These increases were offset by a decrease in revenues at our other gaming properties.  Net revenues at our racing properties were approximately $13.3 million each period.

Gaming revenues

Gaming revenue increased by $3.6 million, or 1.4%, to $253.1 million in 2005 from $249.5 million in 2004.  Of this total, Charles Town Entertainment Complex increased gaming revenue by $9.0 million, or 10.5%, over the same period last year due to the addition of new slot machines and an increase in the average win per machine.  The average number of gaming machines in play increased to 3,786 in 2005 from 3,500 in 2004 with the average win per machine of $278 and $270 per day, respectively.  At Casino Rouge, gaming revenue increased by $2.2 million, or 7.8%, in 2005.  The revenue increase was a result of a change in mix of slot machines to the highly popular low denomination video slot machines which have generated higher win per unit and higher hold percentages than the machines that were replaced and increased attendance from the participants and guests attending the American Bowling Conference national championship tournament.

On the Gulf Coast, Casino Magic-Bay St. Louis and Boomtown Biloxi experienced gaming revenue decreases of $2.1 million and $1.0 million, respectively.  We believe the primary reasons for the decline in revenue were aggressive marketing campaigns by our competitors and the economic impact of higher gas prices and interest rates on our patrons.  Hollywood Casino – Tunica also experienced a gaming revenue decrease of $2.5 million in 2005 compared to the same period in 2004.  Player counts from our Northern Arkansas/Oklahoma market as well as our Birmingham, Alabama market have declined as a result of the Native American casinos in these markets making improvements to their product offerings and amenities.  In the Tunica market, our competitors have been installing more of the popular penny and multi-denominational slot machines, which also had a negative effect on our business.

At Hollywood Casino-Aurora, we had a decrease in gaming revenues of $2.1 million in 2005 compared to 2004.  The decrease of $2.1 million in table revenues was primarily attributable to lower table hold percentages and the loss of a major player.

Management service fees from Casino Rama increased by $.6 million, or 17.6%, to $4.1 million in 2005 from $3.5 million in 2004.  The increase in management service fees is a result of marketing programs that focus on trip generation, recent visitors, the hotel and convention center and the concert program.  These programs have increased slot play in the casino.

Food, beverage and other revenue increased in 2005 by $.9 million, or 2.5%, to $35.8 million from $34.9 million in 2004.  Charles Town Entertainment Complex had an increase in food, beverage and other revenue of $.5 million due to increased patron visits and the opening of the Sundance restaurant for lunch.  Casino Rouge also had an increase in revenues of $.3 million for the period as a result of higher beverage revenue from self-serve beverage stations and higher buffet revenues from increased attendance.  Other properties had insignificant increases or decreases.

Promotional allowances increased in 2005 by $.7 million to $16.9 million from $16.2 million in 2004.  Of the $.7 million, approximately $.4 million of the increase was attributed to Charles Town because of the expansion of the facility.  At Casino Rouge, promotional allowances increased by $.3 million as a result of providing complimentary beverages at our self-serve beverage stations and providing other awards to our higher-value players’ club members.

Racing revenues

Net racing revenues at our Penn National Race Course and its OTW facilities were approximately $11.8 million for the first quarter of each of 2005 and 2004.  Bangor Historic Track does not begin its harness meet until May of each year.

There were no significant changes in food, beverage and other revenues at our racing properties.

Operating Expenses

Operating expenses, three months ended March 31, 2005

(In thousands)

	Gaming	Racing	Total
Gaming	$138,609	$—	$138,609
Racing	—	8,842	8,842
Food, beverage and other expenses	22,872	976	23,848
General and administrative	44,020	2,193	46,213
Depreciation and amortization	15,090	405	15,495
Total operating expenses	$220,591	$12,416	$233,007

Operating expenses, three months ended March 31, 2004

(In thousands)

	Gaming	Racing	Total
Gaming	$135,280	$—	$135,280
Racing	—	9,160	9,160
Food, beverage and other expenses	22,652	1,105	23,757
General and administrative	46,402	1,890	48,292
Depreciation and amortization	16,057	384	16,441
Total operating expenses	$220,391	$12,539	$232,930

Operating expenses were approximately $233.0 million for each of the three month periods ended March 31, 2005 and 2004.  The increase in gaming operating expenses for the period were offset by savings realized in general and administrative expenses and depreciation and amortization expenses.

Gaming operating expenses

Gaming expenses increased in 2005 by $3.3 million, or 2.5%, to $138.6 million from $135.3 million in 2004.  At the Charles Town Entertainment Complex, due to the addition of new slot machines since last year, gaming expenses increased by $5.6 million, or 10.4%, over the same period from last year.  Of this total, gaming taxes increased by $4.8 million, which was a result of the increase in gaming revenues and horsemen’s purses.  The remainder of the increase at Charles Town was the result of additional staffing and operating costs related to the increase in gaming machines.  At our properties that had a decrease in gaming revenues, we had a corresponding decrease in gaming taxes, which is the largest component of gaming operating expenses.  At our properties that have purchased new slot machines or converted slot machines to ticket-in, ticket-out technology, we have benefited from savings in our labor costs and slot machine lease costs.

Food, beverage and other expenses increased in 2005 by $.2 million to $22.9 million from $22.7 million in 2004.  Most of the increases or decreases at the various properties were a result of marketing programs and the change in the number of patron visitations for the period.

General and administrative expenses decreased by $2.4 million to $44.0 million in 2005 from $46.4 million in 2004.  General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit.  Most of our properties reduced their general and administration costs by approximately $.3 million to $.8 million each, as expenses were lower for property and general liability insurance, health insurance and land leases (which are based on a percent of revenue).  In addition Charles Town had a decrease of $1.2 million relating to a one time charge in the first quarter of 2004 for litigation reserves.  Corporate overhead expenses increased by $1.4 million for the three months ended March 31, 2005 as compared to the same period in 2004.  We incurred additional audit fees and additional internal audit department costs this period relative to Sarbanes-Oxley, particularly Section 404 (dealing with internal controls over financial reporting) and legal fees associated with the Hollywood Casino Shreveport bankruptcy filing.

Depreciation and amortization expense decreased by $1.0 million, or 6.0%, to $15.1 million in 2005 from $16.1 million in 2004.  The decrease was primarily a result of assets becoming fully depreciated from the Mississippi properties acquisition in 2000 and accelerated depreciation taken in 2004 for assets that were replaced or are no longer in service.

Racing operating expenses

Total racing expenses at Penn National Race Course and its OTW facilities and Bangor Historic Track decreased in 2005 by $.1 million, or 1.0%, to $12.4 million from $12.5 million in 2004.  Bangor Historic Track expenses were for general and administrative expenses only since the meet does not start until May.

Racing expenses that have a direct relationship to racing revenue such as purse expense, pari-mutuel taxes, simulcast fees and totalisator expense all decreased along with the decrease in racing revenues at our Penn National Race Course and its OTW facilities.

Other racing related expenses such as food, beverage and other expenses, general and administrative expenses have increased as a result of the Bangor Historic Track expenses and depreciation expenses decreased slightly due to the age of the facilities and equipment.

Income from operations

Operating income increased by $4.2 million, or 8.0%, to $56.3 million for the three months ended March 31, 2005 from $52.1 million in 2004.  The primary drivers, as discussed above, were the growth of income from operations at Charles Town, which accounted for $5.0 million and Casino Rouge, which accounted for $2.0 million of the change, and a increase of $.7 million at our Boomtown facility resulting from reductions in operating expenses.  These increases offset the decrease in income from operations at our other properties.

Other income (expense)

Other income (expense) summary (in thousands):

Three Months Ended March 31,	2004	2005
Interest expense	$(19,416)	$(16,503)
Interest income	350	1,293
Earnings from joint venture	460	343
Other	(81)	(21)
Loss on early extinguishment of debt	—	(15,805)
Total other expenses, net	$(18,687)	$(30,693)

Interest expense decreased by $2.9 million for the three months ended March 31, 2005 compared to the same period in 2004 as a result of reducing our debt by $170.9 million since March 31, 2004.  Subject to the availability of attractive acquisition or project opportunities, we expect to continue to accelerate our principal payments as free cash flow allows.  We also incurred a loss on the early extinguishment of debt for accelerated principal payments on our senior secured credit facility loans and the redemption of our $200 million 11 1/8% senior subordinated notes.

Discontinued Operations

Discontinued operations reflect the results of Hollywood Casino Shreveport and The Downs Racing, Inc.  We had a loss, net of tax benefit from discontinued operations of $3.2 million and $.5 million in 2004 and 2005, respectively.  On August 27, 2004 Hollywood Casino Shreveport entered into an agreement of sale with Eldorado Resorts LLC.  On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS.  As a result of the Chapter 11 bankruptcy filing by Hollywood Casino Shreveport, the sale has not yet been consummated.  On October 15, 2004 we announced the sale of The Downs Racing, Inc. and its related OTW facilities to the Mohegan Tribal Gaming Authority.  The sale was completed on January 25, 2005.  We have reflected the results of Hollywood Casino Shreveport by classifying the assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations.  For the Downs Racing, Inc. we have classified the assets, liabilities and results of operations as restricted assets and liabilities for sale and discontinued operations at March 31, 2005.

Liquidity and Capital Resources

We made significant progress in improving our capital structure in anticipation of several new growth opportunities due to come online over the next few years.  As reported, in January we completed the sale of The Downs Racing, Inc. and its subsidiaries, and in February we made a private offering of $250 million of 6 3/4 % Senior Subordinated Notes.  The proceeds from these activities were applied to the redemption of $200 million of our 11 1/8 % Series B Senior Subordinated Notes and will also be applied to previously announced development projects.  In total, we paid down $110.7 million on our bank facility during the first quarter and on April 4, 2005 we paid down an additional $159.3 million on our bank facility.

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

The following table summarizes our expected capital expenditures, other than maintenance capital expenditures, by property for the fiscal year ended December 31, 2005 and actual expenditures during the first quarter of 2005 (in thousands):

Property	Expected for Year Ended December 31, 2005	Expenditures Through March 31, 2005	Balance to Expend
Charles Town Entertainment Complex	$29,400	$6,241	$23,159
Boomtown Biloxi	6,600	365	6,235
Penn National Race Course and OTWs	56,400	1,530	54,870
Bangor Historic Track	61,600	335	61,265
Corporate	1,000	—	1,000
Totals	$155,000	$8,471	$146,529

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

At Boomtown Biloxi, we are planning to spend $6.6 million on warehouse space, parking and the relocation and construction of a new welcome center.  The lease for the property that the current welcome center is located on expires in May 2005.

Capital expenditures at Penn National Race Course are estimated to be $240.0 million of which $56.4 million is budgeted in 2005 and is contingent upon the granting of a gaming license by the Pennsylvania Gaming Control Board and the granting of a building permit by the local municipality.  Our construction budget includes the payment of the $50 million gaming license fee in 2005.

In Bangor, Maine our project includes the purchase and renovation of a temporary facility, which will include 475 slot machines.  The project budget also includes the final payment due for the purchase of Bangor Historic Track, Inc., which is subject to our receipt of all necessary approvals.

At our corporate headquarters in Wyomissing, Pennsylvania, we have a budget of $1.0 million for the expansion and renovation of our office space.  Additional office space will likely be required as a result of the Argosy acquisition.

During the three months ended March 31, 2005, we spent approximately $6.8 million for capital maintenance expenditures at our properties.

Cash generated from operations funded our capital and capital maintenance expenditures.

Debt

Senior Secured Credit Facility

During the three months ended March 31, 2005, we paid down $110.7 million of principal on the Term Loan D facility from available cash flow and the proceeds of the $250 million 6 ¾% senior subordinated notes due 2015.  As a result of the accelerated principal payments on the credit facility, the Company recorded a loss on early extinguishment of debt of $1.8 million for the write-off of the associated deferred finance fees.

At March 31, 2005, we had an outstanding balance of $159.3 million on the Term Loan D facility and $89.7 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $10.3 million.  The weighted average interest rate on the Term D facility is 5.55% at March 31, 2005, excluding swaps and deferred finance fees.

On March 30, 2005, the Company gave notice to its lending group that it hereby elects to make an optional prepayment in the aggregate amount of $159.3 million to the Term Loan D facility loans.  This payment plus interest was made on April 4, 2005 and paid off all remaining loans under the senior secured credit facility.

Redemption of 11 1/8 % Senior Subordinated Notes Due 2008 and Issuance of 6 3/4 % Senior Subordinated Notes Due 2015

On February 8, 2005, the Company called for redemption of all the $200 million aggregate principal amount of our outstanding 11 1/8% Senior Subordinated Notes due March 1, 2008, in accordance with the related indenture.  The redemption price was $1,055.63 per $1,000 principal amount, plus accrued and unpaid interest and payment was made on March 10, 2005.

On March 9, 2005, the Company completed an offering of $250 million of 6 3/4% senior subordinated notes due 2015.  Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005.  These notes mature on March 1, 2015.  The 6 3/4% notes are general unsecured obligations and are not guaranteed by the Company’s subsidiaries.  The 6 3/4% notes and guarantees were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act.  The Company used the net proceeds from the offering to redeem the $200 million 11 1/8% Senior Subordinated Notes due March 1, 2008 and repay a portion of the term loan indebtedness under our current senior secured credit facility.  As a result of the repayment, the Company recorded a loss on early extinguishment of debt of $14.0 million for the write-off of the associated deferred finance fees.

Anticipated Financing for Argosy Acquisition

Concurrently with the closing of the Argosy merger, we plan to enter into new senior secured credit facilities upon terms and conditions to be negotiated.  We have received commitments from Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Lehman Commercial Paper Inc. to provide up to $2.725 billion of senior secured credit facilities (which we may elect to increase to up to $3.025 billion as described below) to finance the transactions contemplated by the Merger Agreement pursuant to which we will acquire the outstanding shares of Argosy, refinance certain of our and Argosy’s indebtedness and pay certain fees and expenses in connection therewith.  It is contemplated that such senior secured credit facilities would be comprised of a $750.0 million revolving credit facility, up to a $325.0 million term loan A facility and up to a $1.65 billion term loan B facility.  During the first three years of the term of the senior secured credit facilities, we may elect to increase the senior secured credit facilities by up to $300 million in the aggregate, subject to certain limitations, provided that any increase in commitments under the new revolving credit facility may not exceed $100 million.  The senior secured credit facilities are to be guaranteed by substantially all of our and Argosy’s domestic subsidiaries and secured by substantially all of our, Argosy’s and such guarantors’ assets, in each case except to the extent prohibited by relevant gaming authorities after we have used commercially reasonable efforts to arrange for such guarantees or collateral or as otherwise excluded.  Material conditions to funding include, without limitation, absence of a material adverse change at Argosy, refinancing of Argosy’s existing indebtedness and our existing senior secured credit facility, receipt of necessary regulatory approvals and consummation of the Argosy merger in compliance in all material respects with the Merger Agreement.

Covenants

Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios.  In addition, our senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.  The terms of our senior subordinated notes contain similar restrictions.  Except for the defaults under the Hollywood Casino Shreveport notes, for which the Company (other than the Shreveport entities) is not liable, at March 31, 2005, we were in compliance with all required financial covenants.

Commitments and Contingencies

Contractual Cash Obligations

The following table presents our contractual cash obligations as of March 31, 2005:

		Payments Due By Period
	Total	2005	2006 - 2007	2008 - 2009	2010 and After
	(In thousands)
Senior secured credit facility(1)	$159,318	$159,318	$—	$—	$—
6 3/4% senior subordinated notes due 2015(2)
Principal	250,000	—	—	—	250,000
Interest	168,329	8,016	33,750	33,750	92,813
8 7/8% senior subordinated notes due 2010(3)
Principal	175,000	—	—	—	175,000
Interest	85,423	15,531	31,063	31,063	7,766
6 7/8% senior subordinated notes due 2011(4)
Principal	200,000	—	—	—	200,000
Interest	96,250	13,750	27,500	27,500	27,500
Purchase obligations	25,380	14,885	6,669	2,619	1,207
Construction commitments	11,746	11,746	—	—	—
Capital Leases	13,649	1,506	3,960	4,267	3,916
Operating Leases	26,777	5,977	9,596	7,035	4,169
Total	$1,211,872	$230,729	$112,538	$106,234	$762,371

(1)                                  As of March 31, 2005, there was approximately $89.7 million available for borrowing under the revolving credit portion of the credit facility and letters of credit issued pursuant to the credit facility with face amounts aggregating $10.3 million.

(2)                                  The $250.0 million aggregate principal amount of 6 ¾% notes matures on March 1, 2015.  Interest payments of approximately $8.4 million are due on each March 1 and September 1 until March 1, 2015.

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

The preceding table does not include the $150.0 million aggregate principal amount of 13% senior secured notes and the $39.0 million aggregate principal amount of 13% first mortgage notes issued by Hollywood Casino Shreveport and Shreveport Capital Corporation, which are non-recourse to Penn National.  We have reflected the results of Hollywood Casino Shreveport by classifying the assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations.

Other Commercial Commitments

The following table presents our material commercial commitments as of March 31, 2005 for the following future periods:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	2005	2006 - 2007	2008 - 2009	2010 and After
	(In thousands)

Revolving Credit Facility(1)	$—	$—	$—	$—	$—
Letters of Credit(1)	10,346	10,346	—	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	7,858	575	1,533	5,750	—
Total	$18,204	$10,921	$1,533	$5,750	$—

(1)                                  The available balance under the revolving portion of the $100 million senior secured credit facility is diminished by outstanding letters of credit.

(2)                                  In connection with our 50% ownership interest in Pennwood Racing, Inc., our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood’s lender to guarantee up to 50% of Pennwood’s $15.7 million term loan.  Our obligation as of March 31, 2005 under this guarantee is approximately $7.8 million.

Interest Rate Swap Agreements

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Stock-Based Payment” (SFAS 123R).  This statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends SFAS 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  SFAS 123R is effective for the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005, which for the Company would be the fiscal year beginning January 1, 2006.  The Company currently accounts for stock option grants using the intrinsic-value method in accordance with APB 25.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information as of March 31, 2005, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps.  For debt obligations, the table presents notional amounts and weighted average interest rates by maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 2005.

	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands)
Long-term debt:
Variable rate	$159,318	$—	$—	$—	$—	$—	$159,318
Average interest rate	5.55%	—	—	—	—	—

Leases	$1,506	$1,889	$2,071	$2,270	$1,997	$3,916	$13,649
Average interest rate(1)	6.76%	6.76%	6.76%	6.76%	6.76%	6.76%

Interest rate derivatives:
Interest rate swaps
Variable to fixed	$135,000	$—	$—	$—	$—	$—	$135,000
Average pay rate	2.48%	—	—	—	—	—
Average receive rate (2)	2.55%	—	—	—	—	—

(1) Interest payable is based on the Three Month London Interbank Offer Rate (LIBOR) plus a spread.

(2) Interest payable is based on the Three Month London Interbank Offer Rate (LIBOR).

On March 27, 2003, we entered into forward interest rate swap agreements with a total notional amount of $375 million in accordance with the terms of the $800 million senior secured credit facility.

There were three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005.  Under these contracts, we paid a fixed rate of 1.92% against a variable rate based on the 90-day LIBOR rate.  We also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006.  Under these contracts, we paid a fixed rate of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate.  The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument.  On September 3, 2004, we terminated $65 million of our two-year swap and paid $27,500 to terminate the swap agreement.  On December 5, 2004, we terminated our $65 million notional amount interest rate swap originally scheduled to expire on March 27, 2006.  We received $379,000 to terminate the swap agreement.  We terminated our swap agreements early in conjunction with accelerated payments of principal on the senior secured credit facility Term D loans.  On March 26, 2005, our two-year swap contracts in the amount of $110 million expired and were not renewed.  The remaining $135 million of the three-year swap contracts were terminated when the associated bank debt was paid in full on April 4, 2005.  At March 31, 2005, the 90-day LIBOR rate was 3.09%.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As discussed in the Liquidity and Capital Resources Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, following the March 3, 2003 consummation of the merger of our wholly-owned subsidiary with and into Hollywood Casino Corporation, HCS and Shreveport Capital Corporation were required under the indentures governing the Hollywood Casino Shreveport notes, of which there were aggregate of $189 million outstanding, to make an offer to purchase the Hollywood Casino Shreveport notes.  On March 14, 2003, HCS and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Hollywood Shreveport notes that they have 60 days from receipt of the notice to cure the failure to offer to purchase the Hollywood Casino Shreveport notes or an event of default will have occurred under the indentures.  Neither HCS nor Shreveport Capital Corporation made a Change of Control offer to purchase the Hollywood Casino Shreveport notes within the 60 days and, as a result, a default occurred.

On February 3, 2004, our indirect subsidiary, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors initiated a process that it hoped would result in the sale or other disposition of the riverboat casino/hotel complex of HCS located in Shreveport, Louisiana.  We anticipated that any transaction would be effected through a federal bankruptcy proceeding.  There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Hollywood Casino Shreveport notes in full.  On August 1, 2003, February 1, 2004, August 1, 2004, and February 1, 2005 interest payments of $12.3 million each became due on the Hollywood Casino Shreveport notes.  The managing general partner of Hollywood Casino Shreveport did not make those payments.

The Hollywood Casino Shreveport notes are non-recourse to Penn and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.) and are secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.  Further, an event of default under the indentures for the Hollywood Casino Shreveport notes does not cause an event of default under the Company’s senior secured credit facility or senior subordinated notes.  The Hollywood Casino Shreveport notes have been in default under the terms of their respective note indentures since May 2003.  The Hollywood Casino Shreveport notes are classified as liabilities held for sale at March 31, 2005.

On October 18, 2004, Hollywood Casino Shreveport, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement (the “Agreement”) with Eldorado Resorts, LLC (“Eldorado”), Eldorado Shreveport #1, LLC (“Investor I”) and Eldorado Shreveport #2, LLC (“Investor II”, and together with Investor I, the “Investors”) providing for the acquisition of the reorganized Hollywood Casino Shreveport by the Investors.  The Investors are each an affiliate of Eldorado.  The Agreement contemplates a financial restructuring of Hollywood Casino Shreveport that will significantly reduce outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of Hollywood Casino Shreveport’s existing secured notes are to receive $140 million of new first mortgage notes, and all of the common stock in a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized Hollywood Casino Shreveport, and cash in an amount to be determined, in exchange for existing secured notes in the principal face amount of $189 million plus accrued interest.  The Investors would acquire a 75% voting equity interest in the reorganized Hollywood Casino Shreveport.  Hollywood Casino Shreveport is attempting to effectuate the sale and related financial restructuring transaction through its Chapter 11 bankruptcy reorganization.  The Agreement remains subject to approval by the Bankruptcy Court, Louisiana Gaming Control Board approval and certain other conditions.

On September 10, 2004, certain creditors of the Hollywood Casino Shreveport filed an involuntary petition against Hollywood Casino Shreveport for relief under Chapter 11 of the U.S. Bankruptcy Code.  The petition was filed with the U.S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  On October 30, 2004, the Bankruptcy Court entered an order for relief in the involuntary bankruptcy proceeding.  Hollywood Casino Shreveport will continue to manage its assets and business as a “debtor in possession” subject to the powers and supervision of the Bankruptcy Court pursuant to Chapter 11.  In addition, on October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of Hollywood Casino Shreveport, HWCC-Louisiana, Inc., the parent company of both HCS I, Inc. and HCS II, Inc., and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

HCS filed a revised Chapter 11 plan and disclosure statement with the Bankruptcy Court on March 3, 2005.  The plan continues to provide for the acquisition of the hotel and casino by Eldorado under the agreement announced last year.  The Official Bondholder Committee in the Chapter 11 case joined HCS as a proponent of the plan.  Black Diamond Capital Management, LLC and KOAR International continue to express interest in acquiring the hotel and casino and asked the Bankruptcy Court for permission to file their own competing plan.  On April 15, 2005, the bankruptcy court ruled against allowing Black Diamond Capital Management, LLC and KOAR to submit their competing reorganization plan to the creditors.  On April 21, 2005, the Bankruptcy Court approved the disclosure statement for HCS’s Plan and set a hearing on confirmation of the plan on June 13, 2005.  The plan requires bankruptcy court approval as well as approval by the Louisiana Gaming Control Board of the transfer of control of HCS’s gaming license, among other things, before it can become effective.  There can be no assurance that the bankruptcy court will confirm the plan or that the plan will become effective.

ITEM 5.  OTHER INFORMATION

Recent Developments

On April 26, 2005, the Company reported that its pending acquisition of Argosy Gaming Company is on schedule with an anticipated closing in the third quarter of this year and is continuing to work with various state gaming boards and the FTC to obtain their required approvals to complete the transaction.  In connection with this process, the Company announced that it has elected to divest the Argosy Baton Rouge property to expedite securing necessary approvals and anticipates that the sale will be effected after the merger, although the Company will begin seeking a buyer immediately.

On April 14, 2005, the Company announced that its subsidiary, Bangor Historic Track, Inc. (BHT), has agreed to acquire an off-track betting facility in Bangor, Maine which will be used, pending regulatory approval, as a temporary gaming facility for approximately 475 slot machines.  The timetable originally envisioned for the permanent facility at Bass Park has been delayed due to the delay in enactment of the statute protecting confidential information in the licensing process and the Company’s cooperation with the city of Bangor in exploring other options for the location of the permanent facility.  The Company believes that the commencement of operations in the temporary facility, pending all necessary licensing approvals, provides benefits to all involved parties.  In addition to generating revenues ahead of schedule, this project will create new jobs and economic development in Bangor earlier then anticipated while allowing BHT to begin to revitalize the Maine harness racing industry.  Under the terms of the agreement, BHT will acquire Miller’s Inc., a facility of approximately 27,000 square feet on 2.5 acres, which includes 250 parking spaces, from Miller Family Limited Partnership and John Miller for $3.8 million.  The transaction, expected to close in the summer of 2005, is subject to customary closing conditions and regulatory approvals, including the Maine Harness Racing commission and the Maine Gaming Control Board.

Addendum to Agreement with Mutuel Clerks in West Virginia

On February 18, 2005 we entered into Addendum No. 4 to our agreement dated January 1, 2001 with the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO, to extend the term of the agreement until May 16, 2005.  A copy of the Addendum No. 4 is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit	Description of Exhibit

10.1

Addendum No. 4, dated April 27, 2005, to Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO.

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

PENN NATIONAL GAMING, INC.

May 10, 2005	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer