Form 10-Q
period 2005-06-30
PENN NATIONAL GAMING INC
filed 2005-08-09
CIK 921738

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of August 5, 2005
Common Stock, par value $.01 per share	83,424,586

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from the Company’s expectations.  Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the passage of state, federal or local legislation that would expand, restrict, further tax or prevent gaming operations in the jurisdictions in which we do business; the activities of our competitors; increases in our effective rate of taxation at any of our properties or at the corporate level; successful completion of capital projects at our gaming and pari-mutuel facilities; the existence of attractive acquisition candidates, the costs and risks involved in the pursuit of those acquisitions (including without limitation the Company’s proposed acquisition of Argosy Gaming Company) and our ability to integrate those acquisitions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses (including without limitation the issuance of final operators’ licenses in Maine and Pennsylvania); delays in the process of finalizing gaming regulations and the establishment of related governmental infrastructure in Pennsylvania and Maine; the maintenance of agreements with our horsemen and pari-mutuel clerks; our dependence on key personnel; the impact of terrorism and other international hostilities; the availability and cost of financing; and other factors as discussed in the Company’s filings with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Penn National Gaming, Inc. and Subsidiaries Consolidated Balance Sheets
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Income (Unaudited) (six months ended June 30, 2004 and 2005)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Income (Unaudited) (three months ended June 30, 2004 and 2005)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Unaudited)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2004	June 30, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,620	$155,303
Receivables, net of allowance for doubtful accounts of $1,883 and $1,856, respectively	40,812	45,615
Prepaid income taxes	7,980	2,273
Prepaid expenses and other current assets	19,517	25,017
Deferred income taxes	18,274	31,324
Total current assets	174,203	259,532

Net property and equipment, at cost	597,394	618,605

Other assets:
Investment in and advances to unconsolidated affiliate	15,709	16,714
Excess of cost over fair market value of net assets acquired	588,085	590,260
Management service contract, net of amortization of $9,231 and $10,276, respectively	16,515	15,259
Deferred financing costs, net	20,063	17,560
Deferred income taxes	—	97,650
Miscellaneous	32,046	39,475
Assets held for sale	136,691	136,883
Restricted assets for sale	51,995	50,983
Total other assets	861,104	964,784
Total assets	$1,632,701	$1,842,921
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,494	$1,805
Accounts payable	13,629	12,376
Accrued expenses	46,026	74,024
Accrued interest	13,124	10,908
Accrued salaries and wages	27,648	25,371
Gaming, pari-mutuel, property and other taxes	14,941	16,494
Income taxes payable	23,105	121,529
Other current liabilities	24,438	17,258
Total current liabilities	167,405	279,765

Long term liabilities:
Long-term debt, net of current maturities	854,415	636,577
Deferred income taxes	31,806	31,749
Other noncurrent liabilities	—	274,523
Liabilities held for sale	166,278	168,900
Restricted liabilities for sale	14,705	—
Total long-term liabilities	1,067,204	1,111,749

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; shares issued 83,131,940 and 84,925,886, respectively	831	849
Restricted Stock, 160,000 shares issued	(2,114)	(1,875)
Treasury stock, at cost 1,698,800 shares	(2,379)	(2,379)
Additional paid-in capital	180,573	206,871
Retained earnings	219,539	247,464
Accumulated other comprehensive income, net	1,642	477
Total shareholders’ equity	398,092	451,407
Total Liabilities and Shareholders’ Equity	$1,632,701	$1,842,921

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,
	2004	2005
Revenues:
Gaming	$499,793	$515,977
Racing	25,545	25,522
Management service fee	7,366	8,767
Food, beverage and other revenue	74,789	76,733
Gross revenues	607,493	626,999
Less: Promotional allowances	(32,666)	(33,525)
Net revenues	574,827	593,474

Operating Expenses:
Gaming	272,824	282,861
Racing	19,832	19,459
Food, beverage and other expenses	48,904	49,335
General and administrative	91,912	92,239
Depreciation and amortization	32,921	31,464
Settlement Costs	—	28,175
Total operating expenses	466,393	503,533
Income from continuing operations	108,434	89,941

Other income (expenses):
Interest expense	(38,621)	(28,828)
Interest income	816	2,222
Earnings from joint venture	1,092	985
Other	(609)	(94)
Loss on early extinguishment of debt	—	(16,673)
Total other expenses, net	(37,322)	(42,388)

Income from continuing operations before income taxes	71,112	47,553
Taxes on income	26,298	16,407
Income from continuing operations	44,814	31,146
(Loss) from discontinued operations, net of tax (benefit) of ($4,180) and ($1,749), respectively	(7,376)	(3,221)
Net income	$37,438	$27,925

Earnings per share – basic
Income from continuing operations	$.56	$.38
Discontinued operations, net of tax	(.09)	(.04)
Basic net income per share	$.47	$.34

Earnings per share – diluted
Income from continuing operations	$.54	$.36
Discontinued operations, net of tax	(.09)	(.03)
Diluted net income per share	$.45	$.33

Weighted shares outstanding
Basic	79,948	82,497
Diluted	82,580	85,563

See accompanying notes to consolidated financial statements.

Penn National Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2004	2005
Revenues:
Gaming	$250,290	$262,926
Racing	13,737	13,729
Management service fee	3,909	4,700
Food, beverage and other revenue	38,281	39,454
Gross revenues	306,217	320,809
Less: Promotional allowances	(16,444)	(16,640)
Net revenues	289,773	304,169

Operating Expenses:
Gaming	137,544	144,253
Racing	10,689	10,641
Food, beverage and other expenses	25,147	25,487
General and administrative	43,603	46,001
Depreciation and amortization	16,479	15,969
Settlement Costs	—	28,175
Total operating expenses	233,462	270,526
Income from continuing operations	56,311	33,643

Other income (expenses):
Interest expense	(19,205)	(12,324)
Interest income	466	930
Earnings from joint venture	632	642
Other	(528)	(74)
Loss on early extinguishment of debt	—	(869)
Total other expenses, net	(18,635)	(11,695)

Income from continuing operations before income taxes	37,676	21,948
Taxes on income	13,851	7,055
Income from continuing operations	23,825	14,893
(Loss) from discontinued operations, net of tax (benefit) of ($2,312) and ($1,504), respectively	(4,168)	(2,774)
Net income	$19,657	$12,119

Earnings per share – basic
Income from continuing operations	$.30	$.18
Discontinued operations, net of tax	(.05)	(.03)
Basic net income per share	$.25	$.15

Earnings per share – diluted
Income from continuing operations	$.29	$.17
Discontinued operations, net of tax	(.05)	(.03)
Diluted net income per share	$.24	$.14

Weighted shares outstanding
Basic	79,744	83,227
Diluted	82,485	85,732

See accompanying notes to consolidated financial statements.

Gaming, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Unaudited)

(In thousands, except share data)

	Common Stock		Restricted	Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Stock	Stock	Capital	Earnings	Income (Loss)	Total	Income
Balance, December 31, 2004	83,131,940	$831	$(2,114)	$(2,379)	$180,573	$219,539	$1,642	$398,092	$—
Exercise of stock options including tax benefit of $16,314	1,793,946	18	—	—	26,298	—	—	26,316	—
Restricted Stock Issue	—	—	239	—	—	—	—	239	—
Change in fair value of interest rate swap contracts, net of income taxes of $563	—	—	—	—	—	—	(1,046)	(1,046)	(1,046)
Amortization of unrealized gain on interest rate swap contracts, net of income taxes of $29	—	—	—	—	—	—	(54)	(54)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(65)	(65)	(65)
Net income	—	—	—	—	—	27,925	—	27,925	27,925
Balance June 30, 2005	84,925,886	$849	$(1,875)	$(2,379)	$206,871	$247,464	$477	$451,407	$26,814

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities
Net income from operations	$37,438	$27,925
Loss from discontinued operations	7,376	3,221
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,921	31,464
Amortization of deferred financing costs charged to interest expense	2,694	1,650
Amortization of the unrealized loss (gain) on interest rate swap contracts charged to interest expense	67	(54)
Earnings from joint venture	(1,092)	(985)
Loss on sale of net assets	1,080	222
Loss relating to early extinguishment of debt, before income tax benefit	—	7,246
Deferred income taxes	1,875	(120,118)
Tax benefit from stock options exercised	2,707	16,314
Amortization of restricted stock	—	239
Decrease (increase), net of businesses acquired
Accounts receivable	(6,644)	(4,803)
Prepaid expenses and other current assets	15,139	(5,150)
Prepaid income taxes	10	5,707
Miscellaneous other assets	(17,920)	(9,526)
Increase (decrease), net of businesses acquired
Accounts payable	3,027	(3,269)
Accrued expenses	(4,210)	26,975
Accrued interest	(1,525)	(3,337)
Accrued salaries and wages	(3,836)	(2,277)
Gaming, pari-mutuel, property and other taxes	1,323	(9,046)
Income taxes payable	3,506	1,299
Other current liabilities	17,311	98,313
Net cash provided by operating activities	91,247	62,010

Cash flows from investing activities
Expenditures for property and equipment	(28,725)	(51,693)
Proceeds from sale of property and equipment	434	197
Proceeds from sale of business	—	274,523
Acquisition of business, net of cash acquired	(6,954)	(350)
Distributions from joint venture	3,112	(20)
Net cash (used in) provided by investing activities	(32,133)	222,657

Cash flows from financing activities
Proceeds from exercise of options	3,945	10,001
Proceeds from long term debt	17	250,000
Principal payments on long-term debt	(22,601)	(470,527)
Increase in unamortized financing cost	(650)	(6,393)
Net cash (used in) financing activities	(19,289)	(216,919)

Effect of exchange rate fluctuations on cash	(106)	(65)
Net increase in cash and cash equivalents	39,719	67,683

Cash and cash equivalents for beginning of period	81,567	87,620
Cash and cash equivalents for end of period	$121,286	$155,303

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of its continuing operations for the three and six month periods ended June 30, 2004 and 2005.  The results of continuing operations experienced for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results for the fiscal year ending December 31, 2005.  The Company has classified the assets, liabilities and results of operations of Hollywood Casino Shreveport and its subsidiaries, as assets and liabilities held for sale and discontinued operations at June 30, 2005 (see Note 13).  The Company has classified the assets, liabilities and results of operations of The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities held for sale and discontinued operations at June 30, 2005 (see Note 14).

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances.  The estimated cost of providing such promotional allowances is primarily included in gaming expenses.  The amounts that are included in promotional allowances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Rooms	$2,051	$1,788	$3,873	$3,592
Food and beverage	11,654	11,995	23,452	24,197
Other	2,739	2,857	5,341	5,736
Total promotional allowances	$16,444	$16,640	$32,666	$33,525

The estimated cost of providing such complimentary services, which is included in operating expenses, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Rooms	$1,314	$1,044	$2,584	$2,139
Food and beverage	8,042	8,099	16,122	16,240
Other	736	812	1,387	1,605
Total promotional allowances	$10,092	$9,955	$20,093	$19,984

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

3.                                      Earnings Per Share

The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share are set forth in the table below.  For the three and six month periods ended June 30, 2004 and 2005, the effect of all outstanding stock options has been included in the calculation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Weighted average number of shares outstanding-Basic earnings per share	79,744	83,227	79,948	82,497
Dilutive effect of stock options	2,741	2,505	2,632	3,066
Weighted average number of shares outstanding-Diluted earnings per share	82,485	85,732	82,580	85,563

4.                                      Stock-Based Compensation

Penn grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant.  The Company accounts for stock option grants using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Under the intrinsic-value method, because the exercise price of Penn’s employee stock options are equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.  However, there are situations that may occur, such as the accelerated vesting of options or the issuance of restricted stock, that require a current charge to income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Net Income, as reported	$19,657	$12,119	$37,438	$27,925
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	25	81	25	157
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,598)	(2,674)	(3,566)	(5,065)
Proforma net income	$17,084	$9,526	$33,897	$23,017
Earnings per share:
Basic-as reported	$0.25	$0.15	$0.47	$0.34
Basic-Pro forma	$0.21	$0.11	$0.42	$0.28
Diluted-as reported	$0.24	$0.14	$0.45	$0.33
Diluted-pro forma	$0.21	$0.11	$0.41	$0.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Six months ended June 30,	2004	2005
Risk-free interest rate	3.0%	3.4%
Volatility	41.0%	40.0%
Dividend yield	0.0%	0.0%
Expected life (years)	5	5

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

6.                                      Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2004	June 30, 2005

Land and improvements	$109,363	$115,772
Building and improvements	429,281	445,078
Furniture, fixtures, and equipment	217,676	238,035
Transportation equipment	1,503	1,533
Leasehold improvements	12,190	12,260
Construction in progress	18,797	21,671
Total property and equipment	788,810	834,349
Less: accumulated depreciation and amortization	(191,416)	(215,744)
Property and equipment, net	$597,394	$618,605

Interest capitalized in connection with major construction projects was $.4 million and $.7 million for the year ended December 31, 2004 and for the six months ended June 30, 2005, respectively.  Depreciation and amortization expense, for property and equipment, totaled $29.8 million and $30.2 million for the six months ended June 30, 2004 and 2005, respectively.

7.                                      Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2004	2005
	(In thousands)
Cash payments of interest	$35,998	$30,368
Cash payments of income taxes	$8,311	$21,275

Acquisitions: Bangor Historic Track
Cash Paid	$6,000	$4,500

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

On March 9, 2005, the Company completed an offering of $250 million of 6 3/4% senior subordinated notes due 2015.  Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005.  These notes mature on March 1, 2015.  The 6 3/4% notes are general unsecured obligations and are not guaranteed by the Company’s subsidiaries.  The 6 3/4% notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act.  The Company used the net proceeds from the offering to redeem the $200 million 11 1/8% Senior Subordinated Notes due March 1, 2008 and repay a portion of the term loan indebtedness under our current senior secured credit facility.  As a result of the repayment, the Company recorded a loss on early extinguishment of debt of $14.0 million for the write-off of the associated deferred finance fees.

On March 14, 2005, the Company paid down $110.7 million of the principal on the Term Loan D of the senior secured credit facility.  As a result of the accelerated principal payments on the credit facility, the Company recorded a loss on early extinguishment of debt of $1.8 million for the write-off of the associated deferred finance fees.

On March 30, 2005, the Company gave notice to its lending group that it had elected to make an optional prepayment in the aggregate amount of $159.3 million on the Term Loan D.  This payment plus interest was made on April 4, 2005 and paid off all the remaining loans under the senior secured credit facility. As a result of the accelerated principal payments on the credit facility, the company recorded a charge against earnings of $2.6 million for the write-off of the associated finance fees and a gain of $1.7 million on the termination of the Company’s swap contracts that resulted in a net loss on early extinguishment of debt of $.9 million for the second quarter.

Long-term debt is as follows (in thousands):

	December 31, 2004	June 30, 2005
Senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company.	$270,000	$—
$ 200 million 11 1/8 % senior subordinated notes. These notes were general unsecured obligations of the Company.	200,000	—
$ 175 million 8 7/8 % senior subordinated notes. These notes are general unsecured obligations of the Company.	175,000	175,000
$ 200 million 6 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	200,000	200,000
$ 250 million 6 ¾% senior subordinated notes. These notes are general unsecured obligations of the Company	—	250,000
Capital leases	13,909	13,382
	858,909	638,382
Less: current maturities	(4,494)	(1,805)
Total long-term debt	$854,415	$636,577

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2005 (in thousands):

2005 (6 months)	$1,239
2006	1,895
2007	2,071
2008	2,270
2009	1,997
2010	201,028
Thereafter	427,882
Total minimum payments	$638,382

At June 30, 2005, the Company had a contingent obligation under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $10.4 million.

The senior secured credit facility requires the Company, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios.  In addition, the senior secured credit facility restricts, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.  The terms of the senior subordinated notes contain similar restrictions.  Except for the defaults under the $150.0 million aggregate principal amount of 13% senior secured notes and the $39.0 million aggregate principal amount of 13% first mortgage notes issued by Hollywood Casino Shreveport and Shreveport Capital Corporation, for which the Company (other than the Shreveport entities) is not liable, at June 30, 2005, the Company was in compliance with all required financial covenants.

9.                                      Comprehensive Income

The Company reports comprehensive income in its consolidated statement of shareholders’ equity and comprehensive income.  Comprehensive income represents changes in shareholders’ equity from non-owner sources.  For the six months ended June 30, 2004 and 2005 foreign currency translation adjustments and the change in fair value of interest rate swap contracts were the only items of other comprehensive income for the Company.

The following table presents information about comprehensive income (in thousands):

	Six Months Ended June 30,
	2004	2005

Change in fair value of interest rate swaps contracts, net of income tax (benefit) of $1,303 and $(563), respectively.	$2,126	$(1,046)
Foreign currency translation adjustment.	(106)	(65)
Net Income.	37,438	27,925
Total comprehensive income.	$39,458	$26,814

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

The table below presents information about reporting segments (in thousands):

As of and for the six months ended
June 30, 2005	Gaming	Racing	Eliminations (1)	Total
Revenue	$564,455	$29,019	$—	$593,474
Income from operations	87,990	1,951	—	89,941
Depreciation and Amortization	30,659	805	—	31,464
Total Assets	$2,989,659	$96,857	$(1,243,595)	$1,842,921

As of and for the six months ended
June 30, 2004	Gaming	Racing	Eliminations (1)	Total
Revenue	$545,594	$29,233	$—	$574,827
Income from operations	106,094	2,340	—	108,434
Depreciation and Amortization	32,106	815	—	32,921
Total Assets	$2,716,390	$97,044	$(1,154,499)	$1,658,935

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

In August 2002, the lessor of the property on which Casino Rouge conducts a significant portion of its dockside operations filed a lawsuit against the Company in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana seeking a declaratory judgment that the plaintiff landlord is entitled to terminate the lease and/or void the Company’s option to renew the lease due to certain alleged defaults by the Company or its predecessors-in-interest.  The term of the Company’s lease expired in January 2004 and the Company exercised its automatic right to renew for an additional five year term (which, as previously noted is being contested by the landlord).  On October 26, 2004, in ruling on a motion for summary judgment filed by the plaintiff, the court determined that the Company was in default of an obligation in the lease and that the lease is dissolved.  The Company appealed this decision, which suspended any effect of the October 26, 2004 order during the pendency of the appeal.  In March 2005, the plaintiff filed an additional lawsuit against Penn’s subsidiary, Louisiana Casino Cruises, Inc. (“LCCI”), seeking (i) a ruling that additional rent is due to the landlord as a result of the dissolution of the lease, (ii) that a lessor’s lien should be recognized as encumbering certain property to secure the payment of such rent, and (iii) a declaration that certain improvements revert to the landlord upon termination of the lease.  On May 9, 2005, the plaintiff and LCCI entered into an agreement in which the plaintiff  agreed to stay all the claims in the additional lawsuit until a final definitive judgment is entered in the first lawsuit, in exchange for Penn’s agreement to guarantee up to $12.5 million of a potential monetary judgment entered against LCCI.  The plaintiff also agreed to dismiss its claim for a lessor’s lien and its request to encumber certain property to secure this claim.  On May 16, 2005, plaintiff and LCCI entered into a purchase agreement for the purchase of the leased property for $30.5 million, subject to the satisfaction of certain real estate-related closing conditions.  The real estate transaction would settle all outstanding legal claims between the parties.  As a result of the transaction, the Company recorded a one-time settlement charge of approximately $28.2 million pre-tax, or $0.20 per diluted share after tax in the second quarter of 2005.  (See Note 15).

In October 2002, in response to the Company’s plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations, filed a lawsuit against the Company in the

U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease.  The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company’s request to relocate the barge.  Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved the Company’s plan to relocate the barge.  In March 2004, the trial court ruled in favor of the Company on all counts.  Plaintiff appealed the decision to the Fifth Circuit, and on May 3, 2005, the Fifth Circuit ruled that the trial court’s decision should be affirmed in part and reversed and remanded in part. In its decision, the Fifth Circuit upheld the tenant’s right to relocate but remanded the case to the trial court because there was insufficient evidence in the record to determine whether the casino barge would be relocated to a place that would not trigger the increased rent obligation under the lease.  After the remand, the Mississippi Supreme Court issued a decision dealing with analogous landlord/tenant issues.  The trial court has requested the parties to submit briefs to determine the effect of the new case law on this dispute.

On August 27, 2004, our unrestricted subsidiary, Hollywood Casino Shreveport, or HCS, in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado Resorts LLC (“Eldorado”) providing for acquisition of HCS by certain affiliates of Eldorado (“Eldorado Transaction”).  On September 10, 2004, a group of HCS’s creditors, led by Black Diamond Capital Management, LLC, filed with the U.S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana, an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code.  On October 18, 2004, HCS, acting by and through HCS I, Inc., entered into a definitive Investment Agreement (the “Eldorado Agreement”) with Eldorado, Eldorado Shreveport #1, LLC and Eldorado Shreveport #2, LLC (together with Eldorado Shreveport #1, LLC, the “Investors”) providing for the acquisition of the reorganized HCS by the Investors.  The Investors are each an affiliate of Eldorado.  On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporated the Eldorado Transaction.  On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that has been filed against it, and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code.  HCS’s debt is non-recourse to the Company and its other subsidiaries.

HCS filed a revised Chapter 11 plan and disclosure statement with the Bankruptcy Court on March 3, 2005.  Subsequently, the Official Bondholder Committee in the Chapter 11 case joined HCS as a proponent of the plan.  Black Diamond Capital Management, LLC and KOAR International both expressed interest in acquiring the hotel and casino and asked the Bankruptcy Court for permission to file their own competing plan, but on April 15, 2005, the Bankruptcy Court ruled against allowing them to submit their competing reorganization plan to the creditors.  On April 21, 2005, the Bankruptcy Court approved the disclosure statement for HCS’s plan and, on June 19, 2005, the Bankruptcy Court approved a settlement agreement announced in open court for the confirmation of the joint plan proposed by HCS and the Bondholders Committee (the “Joint Plan”), as modified based on the announced settlement.  The terms of the Eldorado Agreement, which provide for the acquisition of HCS by the Investors, are incorporated in the Joint Plan.  (See Note 15).

12.                               Subsidiary Guarantors

Under the terms of the 8 7/8 % and 6 7/8% senior subordinated notes, all of the Company’s domestic subsidiaries are guarantors under the agreement, except for HWCC-Louisiana, Inc., HWCC-Shreveport, Inc.  HCS I, Inc., HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation and their respective subsidiaries (the “Subsidiary Non-Guarantors”).  The guarantees provided by our subsidiaries are full and unconditional, joint and several.  There are no significant restrictions in the indentures on the Company’s ability to obtain funds from its subsidiaries, except for the Subsidiary Non-Guarantors, by dividend or loan.  However, we note that in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the

Company’s ability to obtain funds from its subsidiaries.  The 6 3/4% notes are general unsecured obligations and are not guaranteed by the Company’s subsidiaries.

Summarized financial information as of December 31, 2004 and June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 for Penn, the Subsidiary Guarantors and Subsidiary Non-guarantors is as follows:

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of June 30, 2005
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$105,006	$130,463	$46,771	$11,488	$293,728
Net property and equipment, at cost	15,924	637,065	101,369	—	754,358
Other assets	906,790	1,154,883	(11,756)	(1,255,082)	794,835
Total	$1,027,720	$1,922,411	$136,384	$(1,243,594)	$1,842,921

Current liabilities	$54,884	$192,832	$190,122	$(35)	$437,803
Long-term liabilities	636,891	1,334,676	551	(1,018,406)	953,712
Shareholder’s equity	335,945	394,903	(54,289)	(225,153)	451,406
Total	$1,027,720	$1,922,411	$136,384	$(1,243,594)	$1,842,921

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Six months ended June 30, 2005
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$586,747	$68,979	$(227)	$655,499
Total operating expenses	14,833	482,303	68,580	(227)	565,489
Income (loss) from operations	(14,833)	104,444	399	—	90,010
Other income (expense)	8,819	(51,152)	(5,087)	(9)	(47,429)
Income (loss) before income taxes	(6,014)	53,292	(4,688)	(9)	42,581
Taxes (benefit) on income (loss)	21,340	(6,762)	78	—	14,656
Net income (loss)	$(27,354)	$60,054	$(4,766)	$(9)	$27,925

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Three months ended June 30, 2005
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$299,588	$32,026	$(119)	$331,495
Total operating expenses	7,222	258,872	33,117	(119)	299,092
Income (loss) from operations	(7,222)	40,716	(1,091)	—	32,403
Other income (expense)	13,589	(25,244)	(3,075)	—	(14,730)
Income (loss) before income taxes	6,367	15,472	(4,166)	—	17,673
Taxes (benefit) on income (loss)	4,722	796	36	—	5,554
Net income (loss)	$1,645	$14,676	$(4,202)	$—	$12,119

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Six months ended June 30, 2005
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by operating activities	$40,615	$21,625	$(230)	$—	$62,010
Net cash provided by (used in) investing activities	259,802	(36,014)	(1,131)	—	222,657
Net cash provided by (used in) financing activities	(216,152)	(2,201)	1,434	—	(216,919)
Effect of exchange rate fluctuations on cash	—	58	(123)	—	(65)
Net increase (decrease) in cash and cash equivalents	84,265	(16,532)	(50)	—	67,683
Cash and cash equivalents at beginning of period	3,020	56,307	28,293	—	87,620
Cash and cash equivalents at end of period	$87,285	$39,775	$28,243	$—	$155,303

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2004
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$16,312	$139,769	$46,840	$5,046	$207,967
Net property and equipment, at cost	12,166	619,603	102,564	—	734,333
Other assets	1,164,341	656,555	(6,213)	(1,124,282)	690,401
Total	$1,192,819	$1,415,927	$143,191	$(1,119,236)	$1,632,701

Current liabilities	$73,786	$72,765	$191,067	$(4,280)	$333,338
Long-term liabilities	854,749	1,128,039	509	(1,082,026)	901,271
Shareholder’s equity	264,284	215,123	(48,385)	(32,930)	398,092
Total	$1,192,819	$1,415, 927	$143,191	$(1,119,236)	$1,632,701

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Six months ended June 30, 2004
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$588,269	$78,420	$(759)	$665,930
Total operating expenses	12,133	465,430	77,873	(759)	554,677
Income (loss) from operations	(12,133)	122,839	547	—	111,253
Other income (expense)	19,088	(56,543)	(14,243)	—	(51,698)
Income (loss) before income taxes (benefit)	6,955	66,296	(13,696)	—	59,555
Taxes (benefit) on income (loss)	5,263	16,779	75	—	22,117
Net income (loss)	$1,692	$49,517	$(13,771)	$—	$37,438

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Three months ended June 30, 2004
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$297,712	$38,061	$(443)	$335,330
Total operating expenses	5,942	233,956	38,909	(443)	278,364
Income (loss) from operations	(5,942)	63,756	(848)	—	56,966
Other income (expense)	9,149	(27,806)	(7,114)	—	(25,771)
Income (loss) before income taxes (benefit)	3,207	35,950	(7,962)	—	31,195
Taxes (benefit) on income (loss)	2,258	9,250	30	—	11,538
Net income (loss)	$949	$26,700	$(7,992)	$—	$19,657

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Six months ended June 30, 2004
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by operating activities	$22,059	$62,915	$6,273	$—	$91,247
Net cash provided by (used in) investing activities	31,784	(62,904)	(1,013)	—	(32,133)
Net cash provided by (used in) financing activities	(18,799)	185	(675)	—	(19,289)
Effect of exchange rate fluctuations on cash	—	(117)	11	—	(106)
Net increase in cash and cash equivalents	35,044	79	4,596	—	39,719
Cash and cash equivalents at beginning of period	11,217	43,412	26,938	—	81,567
Cash and cash equivalents at end of period	$46,261	$43,491	$31,534	$—	$121,286

13.                               Discontinued Operations

On August 27, 2004, our unrestricted subsidiary, Hollywood Casino Shreveport, or HCS, in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado Resorts LLC (“Eldorado”) providing for acquisition of HCS by certain affiliates of Eldorado (“Eldorado Transaction”).  On September 10, 2004, a group of HCS’s creditors, led by Black Diamond Capital Management, LLC, filed with the U.S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana, an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code.  On October 18, 2004, HCS, acting by and through HCS I, Inc., entered into the Eldorado Agreement with Eldorado and the Investors providing for the acquisition of the reorganized HCS by the Investors.  On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporated the Eldorado Transaction.  On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that has been filed against it, and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code.  HCS’s debt is non-recourse to the Company and its other subsidiaries.

HCS filed a revised Chapter 11 plan and disclosure statement with the Bankruptcy Court on March 3, 2005.  Subsequently, the Official Bondholder Committee in the Chapter 11 case joined HCS as a proponent of the plan.  Black Diamond Capital Management, LLC and KOAR International both expressed interest in acquiring the hotel and casino and asked the Bankruptcy Court for permission to file their own competing plan, but on April 15, 2005, the bankruptcy court ruled against allowing them to submit their competing reorganization plan to the creditors.  On April 21, 2005, the Bankruptcy Court approved the disclosure statement for HCS’s plan and on June 19, 2005, the Bankruptcy Court approved a settlement agreement announced in open court for the confirmation of the joint plan proposed by HCS and the Bondholders Committee (the “Joint Plan”), as modified based on the announced settlement.  The terms of the Eldorado Agreement are incorporated in the Joint Plan.

The Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of Hollywood Casino Shreveport as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  A gain or loss on this transaction has not been recorded or recognized at this time since the sale has not yet been completed as of June 30, 2005 and is subject to various approvals.  Financial information for Hollywood Casino Shreveport was previously reported as part of the gaming reporting segment.

Summarized financial information as of December 31, 2004 and June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 for Hollywood Casino Shreveport is as follows:

HWCC-Louisiana, Inc. And Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2004	June 30, 2005
		(Unaudited)
Assets
Current assets	$32,779	$34,164
Property and equipment, net	102,564	101,369
Other assets	1,348	1,350
Total assets held for sale	$136,691	$136,883

Liabilities

Current liabilities	$158,046	$158,033
Other noncurrent liabilities	8,232	10,867
Total liabilities held for sale	$166,278	$168,900

HWCC-Louisiana, Inc. And Subsidiaries
Consolidated Statements Of Operations
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net Revenues	$34,152	$27,325	$71,054	$60,212
Income (loss) from Operations	$(907)	$(1,241)	$484	$156

Net (loss)	$(5,225)	$(2,774)	$(9,022)	$(3,183)

14.                               Sale of The Downs Racing, Inc.

On January 25, 2005, the Company completed the previously announced sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (MTGA) for approximately

$280 million.  Reflecting taxes, post closing adjustments, fees and other expenses, the Company realized net proceeds of approximately $175 million, which, in accordance with the Company’s credit agreement, must be used to retire debt or reinvested in capital expenditures.  The Company recorded the net proceeds, after reducing approximately $60 million of the senior credit facility, as restricted cash.  The Company applied the remaining balance of the restricted cash, of approximately $97.0 million, to senior debt reduction in April 2005.  Under the terms of the agreement, MTGA acquired The Downs Racing and its subsidiaries including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and Lehigh Valley (Allentown).  The sale agreement provides MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events.  Under generally accepted accounting principles, the net book gain on this transaction of approximately $125.9 million (net of $97.7 million of income taxes) will not be recorded as a sale until the post closing termination rights have expired.

As of June 30, 2005 and for the period January 1, 2005 through January 25, 2005, the Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Financial information for The Downs Racing, Inc. and its subsidiaries was previously reported as part of the racing reporting segment.

Summarized financial information as of December 31, 2004 and June 30, 2005 and for the three and six months ended June 30, 2004 and 2005 for The Downs Racing, Inc. and its subsidiaries is as follows:

The Downs Racing, Inc. And Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2004	June 30, 2005
		(Unaudited)
Assets
Current assets	$985	$33
Property and equipment, net	34,375	34,385
Other assets	16,635	16,565
Total restricted assets for sale	$51,995	$50,983

Liabilities

Current liabilities	$5,341	$—
Other noncurrent liabilities	9,364	—
Total restricted liabilities for sale	$14,705	$—

The Downs Racing, Inc. And Subsidiaries
Consolidated Statement Of Operations
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Net Revenues	$11,404	$—	$20,050	$1,813
Income (loss) from Operations	$1,560	—	$2,333	$(86)

Net (loss) income	$1,057	$—	$1,646	$(38)

15.                               Subsequent Events

On July 6, 2005, HCS filed the Joint Plan with the United States Bankruptcy Court for the Western District of Louisiana, as amended to reflect the settlement reached by the parties, and the Bankruptcy Court entered an order confirming the amended Joint Plan.  The Joint Plan provided for the acquisition of HCS by certain affiliates of Eldorado and, on July 22, 2005, the acquisition was completed.  As a result, the Company anticipates recording a non-cash pre-tax gain of approximately $48.9 million representing the aggregate amount of previously recorded losses.  The after-tax effect of the gain is approximately $31.8 million and will be recorded in the third quarter of 2005.

On July 21, 2005, Penn announced that its wholly owned subsidiary, Thoroughbred Acquisition Corp. (“TAC”), commenced cash tender offers for any and all of the $200 million aggregate outstanding principal amount of Argosy Gaming Company’s (“Argosy”) 9% senior subordinated notes due 2011 (CUSIP No. 040228-AJ-7) (the “9% Argosy notes”) and any and all of the $350 million aggregate outstanding principal amount of Argosy’s 7% senior subordinated notes due 2014 (CUSIP No. 040228-AL-2) (the “7% Argosy notes”).  In conjunction with the tender offers, noteholder consents were solicited to effect certain amendments and waivers to the indentures governing these notes.  The tender offers and the consent solicitations are being conducted in connection with Penn’s pending acquisition of Argosy.  On August 3, 2005, TAC received the requisite consents from the holders of the 9% Argosy notes and 7% Argosy notes to the proposed amendments and waivers and TAC’s consent solicitation expired.  Argosy and the trustee under the indentures have entered into the supplemental indentures to effect the proposed amendments and waivers to the indentures.  In addition, as of August 3, 2005, approximately $199.2 million aggregate principal amount of the 9% Argosy notes and approximately $328.9 million aggregate principal amount of the 7% Argosy notes had been validly tendered and not withdrawn.  TAC intends to finance the tender offers and consent solicitations with a portion of the proceeds from the up to approximately $2.725 billion of senior secured credit facilities that Penn plans to enter into concurrently with the closing of its acquisition of Argosy.  To expedite securing some required regulatory approvals, in June Penn entered into an agreement to sell the Argosy Baton Rouge property for $150 million in cash subsequent to the completion of the acquisition of Argosy by the Company and the approval of the buyer by the Louisiana Gaming Control Board.  As a result, the Federal Trade Commission approved the agreements relative to the sale of Argosy Baton Rouge.  The closing of the acquisition of Argosy remains subject to certain conditions, including the receipt of gaming approvals in Illinois and Louisiana and based on currently available information regarding these regulatory approvals, Penn expects the acquisition of Argosy to close around late August 2005.

On July 15, 2005, Penn announced that its subsidiary, Louisiana Casino Cruises, Inc. (“LCCI”), has satisfied substantially all of the conditions to closing related to its proposed purchase of the property on which Casino Rouge conducts a significant portion of its dockside operations.  As previously disclosed, LCCI agreed to purchase the property from the property lessor for $30.5 million subject to the satisfaction of certain real estate-related closing conditions.  The real estate transaction will settle all outstanding legal claims between the parties and is expected to close within thirty days of July 15, 2005.  As a result of the transaction, the Company recorded a one-time settlement charge of approximately $28.2 million pre-tax, or $0.20 per diluted share after tax in the second quarter of 2005.

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

We have three outstanding near-term growth opportunities including the acquisition of Argosy Gaming Company, the development of a permanent slot facility at Penn National Race Course and the opening of Maine’s first slot facility in Bangor.  During the second quarter there was progress on each of these growth drivers as well as positive legislative actions that we expect will contribute to our ability to generate future financial growth.

In late May, the Illinois legislature and the gaming industry reached a compromise which provided for a gaming tax rollback on July 1, 2005 from a top tax rate of 70% to the previous 50% top rate, and the $4 admissions tax was reduced to $3.  Under the new legislation, gaming operators will guarantee to the state for the next two years the amount of state wagering taxes paid during Illinois’ 2005 fiscal year.  We are confident that our strong local management teams will prudently invest in marketing and other areas that can promote higher attendance and extend financial growth at Hollywood Casino — Aurora and the soon-to-be-acquired Argosy Alton and Argosy’s Empress.

In Pennsylvania, where we are developing a new gaming and racing facility at Penn National Race Course, there were positive legal rulings and advancements in establishing the State’s regulatory infrastructure.  In late June, the Pennsylvania Supreme Court ruled that Act 71, the law legalizing slot machines in the state, is constitutional.  The Pennsylvania Gaming Control Board accelerated its administrative process in the wake of the Supreme Court decision and has recently added legal and enforcement personnel to its staff.  The Pennsylvania Gaming Control Board recently indicated that it expects to license race tracks for the operation of slots in the first quarter of 2006.  Upon securing its license, we intend to commence construction and expect to open our new Harrisburg-area facility approximately one year following licensing.

We recently completed our $3.8 million acquisition of an off-track betting facility in Bangor, Maine to house our initial slot operations in the state.  The facility is now under construction and, assuming receipt of all required regulatory approvals, we continue to expect the commencement of operations with approximately 475 slots at this site near the end of 2005.  Plans for a permanent facility are currently underway.

We continue to prepare for the near-term closing of the acquisition of Argosy Gaming Company and are presently finalizing our work with state gaming boards in Illinois and Louisiana to obtain their approvals and consents to complete the transaction.  To expedite securing some required regulatory approvals in June we entered into an agreement to sell the Argosy Baton Rouge property for $150 million in cash immediately subsequent to the completion of the merger of Penn and Argosy and the approval of the buyer by the Louisiana Gaming Control Board.  As a result, the Federal Trade Commission approved the agreements relative to the sale of Argosy Baton Rouge.  Our subsidiary, Thoroughbred Acquisition Corp, recently commenced a tender offer for $550 million in notes issued by Argosy representing another important step in terms of the overall financing for the transaction.

We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties.

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

We have continued to reflect the results of the transactions for the disposition of Hollywood Casino Shreveport (“HCS”) by classifying these assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations in accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Due to the post-closing termination rights in the sales agreement with MTGA, we have classified the assets, liabilities and results of operations for The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities for sale and discontinued operations.  A gain or loss on either of these transactions has not been recognized as of June 30, 2005 since the sales have not yet been deemed complete.  Financial information for HCS was previously reported as part of the gaming reporting segment and financial information for The Downs Racing, Inc. and its subsidiaries was previously reported as part of the racing reporting segment.  For a discussion of these discontinued operations please see the subsection entitled “Discontinued Operations” below.

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

•                                          The continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, as illustrated by our experience in Illinois.

•                                          Consistent with the consolidation trend in the gaming industry, the Company has been very active in acquisitions.  We have acquired five casino properties, the Casino Rama management contract, and Bangor Historic Track, Inc., since January 1, 2001, and on November 3, 2004 we announced the proposed acquisition of Argosy Gaming Company.

•                                          A number of states are currently considering or implementing legislation to legalize or expand gaming.  Such legislation presents potential opportunities to establish new properties (for instance in Pennsylvania and Maine), and potential competitive threats to business at our existing properties (such as Maryland).  The timing and occurrence of these events remain uncertain.  Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

•                                          The implementation of “ticket-in, ticket-out” (“TITO”) technology at all of our properties has enabled us to provide better customer service as machine down time for hopper fills and the majority of hard pay jackpots are eliminated.  In addition, labor costs are reduced with the implementation of TITO as most machine service functions are eliminated.

•                                          Better identification of profitable customers and their visitation patterns has allowed us to more effectively spend our marketing dollars.

•                                          The continued demand for, and the Company’s emphasis on, slot wagering entertainment at our properties, which is the most consistently profitable segment of the gaming industry.

•                                          The continued expansion and revenue gains at our Charles Town Entertainment Complex.

•                                          Financing in a favorable interest environment and under an improved credit profile that facilitates our growth.

Six Months ended June 30, 2004 compared to six months ended June 30, 2005

The results of continuing operations by property for the six months ended June 30, 2004 and 2005 are summarized below (in thousands):

	Revenues(1)		Income from operations
	2004	2005	2004	2005
Gaming Segment
Charles Town Entertainment Complex	$195,576	$216,049	$44,937	$53,892
Hollywood Casino Aurora	116,345	117,761	29,232	30,531
Casino Rouge	55,958	60,705	14,411	(10,762)
Hollywood Casino Tunica	60,753	56,761	10,212	8,934
Casino Magic-Bay St. Louis	56,658	53,492	7,124	6,372
Boomtown Biloxi	36,968	35,293	5,085	6,358
Bullwhackers	15,965	15,628	1,668	829
Casino Rama Management Contract	7,366	8,767	6,822	8,130
Corporate overhead	—	—	(13,396)	(16,296)
Total Gaming Segment	545,589	564,456	106,095	87,988
Racing Segment
Penn National Race Course and OTWs	28,856	28,536	2,504	2,161
Bangor Historic Track (2)	382	482	(165)	(208)
Total Racing Segment	29,238	29,018	2,339	1,953
Total	$574,827	$593,474	$108,434	$89,941

(1)                             Revenues are net of promotional allowances.

(2)                             Reflects results since February 12, 2004 acquisition.

Revenues

Net revenues, six months ended June 30, 2005
(In thousands)

	Gaming	Racing	Total
Gaming	$515,977	$—	$515,977
Racing	—	25,522	25,522
Management service fee	8,767	—	8,767
Food, beverage and other revenue	73,237	3,496	76,733
Gross revenue	597,981	29,018	626,999
Less: Promotional allowances	(33,525)	—	(33,525)
Net revenues.	$564,456	$29,018	$593,474

Net revenues, six months ended June 30, 2004
(In thousands)

	Gaming	Racing	Total
Gaming	$499,793	$—	$499,793
Racing	—	25,545	25,545
Management service fee	7,366	—	7,366
Food, beverage and other revenue	71,096	3,693	74,789
Gross revenue	578,255	29,238	607,493
Less: Promotional allowances	(32,666)	—	(32,666)
Net revenues.	$545,589	$29,238	$574,827

Net revenues for the six-month period ended June 30, 2005 increased by $18.7 million, or 3.2%, to $593.5 million from $574.8 million in 2004.  The properties with the largest revenue changes this quarter were Charles Town Entertainment Complex with a net revenue increase of $20.4 million, due to the addition of gaming space and slot machines and Casino Rouge with a net revenue increase of $4.7 million.  These increases were offset by a decrease in revenues at our other gaming properties.  Net revenues at our racing properties were approximately $29.0 million each period.

Gaming revenues

Gaming revenue increased by $16.2 million, or 3.2%, to $516.0 million in 2005 from $499.8 million in 2004.  Of this total, Charles Town Entertainment Complex increased gaming revenue by $20.1 million, or 11.3%, over the same period last year due to the addition of new slot machines and an increase in the average win per machine.  The average number of gaming machines in play increased to 3,915 in 2005 from 3,538 in 2004 with the average win per machine of $279 and $276 per day, respectively.

At Casino Rouge, gaming revenue increased by $4.6 million, or 8.3%, in 2005.  The revenue increase was a result of a change in mix of slot machines to the highly popular low denomination video slot machines which have generated higher win per unit and higher hold percentages than the machines that were replaced and increased attendance from the participants and guests attending the American Bowling Conference national championship tournament which was held in Baton Rouge from mid-February to early July.

On the Gulf Coast, Casino Magic-Bay St. Louis and Boomtown Biloxi experienced gaming revenue decreases of $4.2 million and $1.4 million, respectively.  We believe the primary reason for the decline in revenue was aggressive marketing campaigns by our competitors.  Hollywood Casino — Tunica also experienced a gaming revenue decrease of $4.0 million in 2005 compared to the same period in 2004.  Player counts from our Northern Arkansas/Oklahoma market as well as our Birmingham, Alabama market have declined as a result of the Native American casinos in these markets making improvements to their product offerings and amenities.  In the Tunica market, our competitors have been installing more of the popular penny and multi-denominational slot machines, which had a negative effect on our business.

At Hollywood Casino-Aurora, we had an increase in gaming revenues of $1.6 million in 2005 compared to 2004.  Gaming revenues increased as a result of our marketing efforts to increase the number of visitations by our customers and changes to the slot floor.  On June 17, 2005, in anticipation of the rollback in Illinois gaming taxes on July 1, 2005, we discontinued the admissions fee charged to customers.

Management service fees from Casino Rama increased by $1.4 million, or 19.0%, to $8.8 million in 2005 from $7.4 million in 2004.  The increase in management service fees is a result of marketing programs that focus on trip generation, recent visitors, the hotel and convention center and the concert program.  These programs have increased slot play in the casino.

Food, beverage and other revenue increased in 2005 by $2.1 million, or 3.0%, to $73.2 million from $71.1 million in 2004.  Charles Town Entertainment Complex had an increase in food, beverage and other revenue of $1.3 million due to increased patron visits and the opening of the Sundance restaurant for lunch.  Casino Rouge also had an increase in revenues of $.8 million for the period as a result of higher beverage revenue from self-serve beverage stations and higher buffet revenues from increased attendance.  At Casino Magic-Bay St. Louis, food, beverage and other revenues increased by $1.1 million primarily as a result of higher daily room rates at our hotel.  Hollywood Casino-Tunica had a decrease of $.6 million due to lower occupancy rates at the hotel and lower cover counts at our food outlets.  Other properties had insignificant increases or decreases.

Promotional allowances increased in 2005 by $.8 million to $33.5 million from $32.7 million in 2004.  Of the $.8 million, approximately $.9 million of the increase was attributed to Charles Town because of the expansion of the facility and an increase in player points redeemed.  At Casino Rouge, promotional allowances increased by $ .6 million as a result of providing complimentary beverages at our self-serve beverage stations and providing other awards to our higher-value players’ club members. Hollywood Casino – Tunica had a decrease in promotional allowance of $ .6 million.

Racing revenues

Net racing revenues at Penn National Race Course and its OTW facilities were approximately $28.8 million for the first six months of 2005 and 2004.  Bangor Historic Track had an increase in racing revenues of $ .1 million in 2005 as a result of running additional race days.

There were no significant changes in food, beverage and other revenues at our racing properties.

Operating Expenses

Operating expenses, six months ended June 30, 2005 (In thousands)
	Gaming	Racing	Total
Gaming	$282,861	$—	$282,861
Racing	—	19,459	19,459
Food, beverage and other expenses	47,125	2,210	49,335
General and administrative	87,633	4,606	92,239
Settlement Costs	28,175	—	28,175
Depreciation and amortization	30,659	805	31,464
Total operating expenses	$476,453	$27,080	$503,533

Operating expenses, six months ended June 30, 2004 (In thousands)
	Gaming	Racing	Total
Gaming	$272,824	$—	$272,824
Racing	—	19,832	19,832
Food, beverage and other expenses	46,440	2,464	48,904
General and administrative	88,125	3,787	91,912
Depreciation and amortization	32,106	815	32,921
Total operating expenses	$439,495	$26,898	$466,393

Operating expenses increased by $37.1 million from $ 466.4 million in 2004 to $ 503.5 million in 2005.  The increase in operating expenses were primarily driven by the expansion at Charles Town and the Settlement Cost of $28.2 million in connection with the settlement of the litigation involving Casino Rouge.

Gaming operating expenses

Gaming expenses increased in 2005 by $10.0 million, or 3.7%, to $282.8 million from $272.8 million in 2004.  At the Charles Town Entertainment Complex, due to the addition of new slot machines since last year, gaming expenses increased by $11.9 million, or 10.7%, over the same period of last year.  Of this total, gaming taxes increased by $10.7 million, which was a result of the increase in gaming revenues and horsemen’s purses.  The remainder of the increase at Charles Town was the result of additional staffing and operating costs related to the increase in gaming machines.  Casino Rouge had an increase in gaming expenses of $1.2 million primarily due to higher gaming taxes associated with the growth in revenue, an increase in marketing expense related to the bowling tournament and higher database marketing, promotion and event promotions.  At our properties that had a decrease in gaming revenues, we had a corresponding decrease in gaming taxes, which is the largest component of gaming operating expenses.  At our properties that have purchased new slot machines or converted slot machines to ticket-in, ticket-out technology, we have benefited from savings in our labor costs and slot machine lease costs.

Food, beverage and other expenses increased in 2005 by $.7 million to $47.1 million from $46.4 million in 2004 as a result of an increase in food, beverage and other revenue.

General and administrative expenses decreased by $.5 million to $87.6 million in 2005 from $88.1 million in 2004.  General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit.  Most of our properties reduced their general and administration costs by approximately $.3 million to $.8 million each, as expenses were lower for property and general liability insurance, health insurance and land leases (which are based on a percent of revenue). Corporate overhead expenses increased by $3.6 million for the six months ended June 30, 2005 as compared to the same period in 2004.  We incurred additional audit fees and additional internal audit department costs this period relative to compliance with the rules promulgated in accordance with the Sarbanes-Oxley Act of 2002, particularly Section 404 (dealing with internal controls over financial reporting), legal fees associated with the Hollywood Casino Shreveport bankruptcy filing, and higher payroll taxes as a result of the exercise of stock options.

During the second quarter, Casino Rouge recorded a one-time settlement charge in the amount of $ 28.2 million. The charge was part of the $30.5 million Settlement and Property Purchase Agreement to terminate litigation between the parties, terminate the lease and mutually release all claims against each party.  The property consists of 12.6 acres of land on the Mississippi River on which Casino Rouge conducts a significant portion of its dock-side operations.

Depreciation and amortization expense decreased by $1.4 million, or 4.5%, to $30.7 million in 2005 from $32.1 million in 2004.  The decrease was primarily a result of assets becoming fully depreciated from the Mississippi properties acquisition in 2000 and accelerated depreciation taken in 2004 for assets that were replaced or are no longer in service.

Racing operating expenses

Total racing expenses at Penn National Race Course, its OTW facilities and Bangor Historic Track decreased in 2005 by $.2 million, or 1.0%, to $29.0 million from $29.2 million in 2004.  Bangor Historic Track expenses were for general and administrative expenses only since racing does not start until May.

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

Income from operations

Operating income decreased by $18.5 million, or 17.1%, to $89.9 million in 2005 from $108.4 million in 2004.  The decrease was primarily caused by the Casino Rouge $28.2 million settlement costs.  The decrease was offset in part by the growth of income from operations at Charles Town, Casino Rouge and Boomtown Biloxi which accounted for $8.9 million, $3.0 million and $1.3 million, respectively.

Other income (expense)

Other income (expense) summary (in thousands):

Six Months Ended June 30,	2004	2005
Interest expense	$(38,621)	$(28,828)
Interest income	816	2,222
Earnings from joint venture	1,092	985
Other	(609)	(94)
Loss on early extinguishment of debt	—	(16,673)
Total other expenses, net	$(37,322)	$(42,388)

Interest expense decreased by $9.8 million for the six months ended June 30, 2005 compared to the same period in 2004 as a result of reducing our debt from $967.5 million on June 30, 2004 to $638.4 million on June 30, 2005 and by refinancing debt.  We also incurred a loss on the early extinguishment of debt for accelerated principal payments on our senior secured credit facility loans and the redemption of our $200 million 11 1/8  % senior subordinated notes in 2005.

Interest income increased by $1.4 million as a result of investing the cash proceeds from the sale of The Downs Racing Inc. in January of 2005.

Discontinued Operations

Discontinued operations reflect the results of HCS and The Downs Racing, Inc.  We had a loss, net of tax benefit from discontinued operations of $7.4 million and $3.2 million in 2004 and 2005,

respectively.  On August 27, 2004 Hollywood Casino Shreveport entered into an agreement of sale with Eldorado Resorts LLC (“Eldorado”).  On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS.  As a result of the Chapter 11 bankruptcy filing by Hollywood Casino Shreveport, the sale had not yet been consummated as of June 30, 2005.  However, on July 6, 2005, the Bankruptcy Court entered an order confirming the Chapter 11 plan that provided for the acquisition of Hollywood Casino Shreveport by affiliates of Eldorado and, on July 22, 2005, the acquisition was completed.  On October 15, 2004 we announced the sale of The Downs Racing, Inc. and its related OTW facilities to the Mohegan Tribal Gaming Authority.  The sale was completed on January 25, 2005.  We have reflected the results of Hollywood Casino Shreveport by classifying the assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations.  For The Downs Racing, Inc. we have classified the assets, liabilities and results of operations as restricted assets and liabilities for sale and discontinued operations at June 30, 2005.

Three Months ended June 30, 2004 compared to three months ended June 30, 2005

The results of continuing operations by property for the three months ended June 30, 2004 and 2005 are summarized below (in thousands):

	Revenues(1)		Income from operations
	2004	2005	2004	2005
Gaming Segment
Charles Town Entertainment Complex	$101,524	$112,815	$24,664	$28,611
Hollywood Casino Aurora	57,475	61,059	14,624	16,709
Casino Rouge	27,503	30,018	7,111	(20,095)
Hollywood Casino Tunica	29,865	28,438	4,998	4,810
Casino Magic-Bay St. Louis	28,057	26,713	3,272	2,991
Boomtown Biloxi	17,373	16,907	2,133	2,662
Bullwhackers	8,208	7,775	858	453
Casino Rama Management Contract	3,909	4,700	3,622	4,362
Corporate overhead	—	—	(6,469)	(7,953)
Total Gaming Segment	273,914	288,425	54,813	32,550
Racing Segment
Penn National Race Course and OTWs	15,477	15,262	1,663	1,196
Bangor Historic Track (2)	382	482	(165)	(103)
Total Racing Segment	15,859	15,744	1,498	1,093
Total	$289,773	$304,169	$56,311	$33,643

(1)                             Revenues are net of promotional allowances.

(2)                             Reflects results since February 12, 2004 acquisition.

Revenues

Net revenues, three months ended June 30, 2005 (In thousands)
	Gaming	Racing	Total
Gaming	$262,926	$—	$262,926
Racing	—	13,729	13,729
Management service fee	4,700	—	4,700
Food, beverage and other revenue	37,438	2,016	39,454
Gross revenue	305,064	15,745	320,809
Less: Promotional allowances	(16,640)	—	(16,640)
Net revenues.	$288,424	$15,745	$304,169

Net revenues, three months ended June 30, 2004 (In thousands)
	Gaming	Racing	Total
Gaming	$250,290	$—	$250,290
Racing	—	13,737	13,737
Management service fee	3,909	—	3,909
Food, beverage and other revenue	36,159	2,122	38,281
Gross revenue	290,358	15,859	306,217
Less: Promotional allowances	(16,444)	—	(16,444)
Net revenues.	$273,914	$15,859	$289,773

Net revenues for the three-month period ended June 30, 2005 increased by $14.4 million, or 5.0%, to $304.2 million from $289.8 million in 2004.  The properties with the largest revenue changes this quarter were Charles Town Entertainment Complex with a net revenue increase of $11.3 million, due to the addition of gaming space and slot machines and Casino Rouge with a net revenue increase of $2.5 million.  These increases were offset by a decrease in revenues at our other gaming properties.  Net revenues at our racing properties were approximately $15.8 million each period.

Gaming revenues

Gaming revenue increased by $12.6 million, or 5.1%, to $262.9 million in 2005 from $250.3 million in 2004.  Of this total, Charles Town Entertainment Complex increased gaming revenue by $11.0 million, or 12.0%, over the same period last year due to the addition of new slot machines and an increase in the average win per machine.  The average number of gaming machines in play increased to 4,043 in 2005 from 3,572 in 2004 with the average win per machine of $280 and $283 per day, respectively.  At Casino Rouge, gaming revenue increased by $2.4 million, or 8.8%, in 2005.  The revenue increase was a result of a change in mix of slot machines to the highly popular low denomination video slot machines which have generated higher win per unit and higher hold percentages than the machines that were replaced and increased attendance from the participants and guests attending the American Bowling Conference national championship tournament.

On the Gulf Coast, Casino Magic-Bay St. Louis and Boomtown Biloxi experienced gaming revenue decreases of $2.1 million and $.4 million, respectively.  We believe the primary reason for the decline in revenue was aggressive marketing campaigns by our competitors.  Hollywood Casino — Tunica also experienced a gaming revenue decrease of $1.5 million in 2005 compared to the same period in 2004.  Player counts from our Northern Arkansas/Oklahoma market as well as our Birmingham, Alabama market have declined as a result of the Native American casinos in these markets making improvements to their product offerings and amenities.  In the Tunica market, our competitors have been installing more of the popular penny and multi-denominational slot machines, which also had a negative effect on our business.

At Hollywood Casino-Aurora, we had an increase in gaming revenues of $3.7 million in 2005 compared to 2004.  Gaming revenues increased as a result of our marketing efforts to increase the number of visitations by our customers and changes to the slot floor.  On June 17, 2005, in anticipation of the rollback in Illinois gaming taxes on July 1, 2005, we discontinued the admissions fee charged to customers.

Management service fees from Casino Rama increased by $.8 million, or 20.2%, to $4.7 million in 2005 from $3.9 million in 2004.  The increase in management service fees is a result of marketing programs that focus on trip generation, recent visitors, the hotel and convention center and the concert program.  These programs have increased slot play in the casino.

Food, beverage and other revenue increased in 2005 by $1.3 million, or 3.5%, to $37.4 million from $36.1 million in 2004.  Charles Town Entertainment Complex had an increase in food, beverage and other revenue of $.7 million due to increased patron visits and the opening of the Sundance restaurant for lunch.  Casino Rouge also had an increase in revenues of $.4 million for the period as a result of higher beverage revenue from self-serve beverage stations and higher buffet revenues from increased attendance.  Other properties had insignificant increases or decreases.

Promotional allowances increased in 2005 by $.2 million to $16.6 million from $16.4 million in 2004.  Of the $.2 million, approximately $.5 million of the increase was attributed to Charles Town because of the expansion of the facility and marketing efforts to increase rated play.  At Casino Rouge, promotional allowances increased by $.3 million as a result of providing complimentary beverages at our self-serve beverage stations and providing other awards to our higher-value players’ club members.  Hollywood Casino — Tunica reduced their promotional allowance expense by $.5 million as management continues to adjust their marketing programs.

Racing revenues

Net racing revenues at our Penn National Race Course,  its OTW facilities and Bangor Historic Track were approximately $15.8 million for the second quarter of each of 2005 and 2004.

There were no significant changes in food, beverage and other revenues at our racing properties.

Operating Expenses

Operating expenses, three months ended June 30, 2005 (In thousands)
	Gaming	Racing	Total
Gaming	$144,253	$—	$144,253
Racing	—	10,641	10,641
Food, beverage and other expenses	24,251	1,236	25,487
General and administrative	43,613	2,388	46,001
Settlement Costs	28,175	—	28,175
Depreciation and amortization	15,569	400	15,969
Total operating expenses	$255,861	$14,665	$270,526

Operating expenses, three months ended June 30, 2004 (In thousands)
	Gaming	Racing	Total
Gaming	$137,544	$—	$137,544
Racing	—	10,689	10,689
Food, beverage and other expenses	23,786	1,361	25,147
General and administrative	41,724	1,879	43,603
Depreciation and amortization	16,048	431	16,479
Total operating expenses	$219,102	$14,360	$233,462

Operating expenses increased by $37.1 million, or 15.9%, to $270.5 million in 2005 from $233.4 million in 2004.  The increase in operating expenses for the period were primarily driven by the expansion at Charles Town and the Settlement Cost of $28.2 million in connection with the settlement of the litigation involving Casino Rouge.

Gaming operating expenses

Gaming expenses increased in 2005 by $6.7 million, or 4.9%, to $144.2 million from $137.5 million in 2004.  At the Charles Town Entertainment Complex, due to the addition of new slot machines since last year, gaming expenses increased by $6.3 million, or 11.0%, over the same period of last year.  Of this total, gaming taxes increased by $5.9 million, which was a result of the increase in gaming revenues and horsemen’s purses.  The remainder of the increase at Charles Town was the result of additional staffing and operating costs related to the increase in gaming machines.  Casino Rouge had an increase in gaming expenses of $.9 million primarily due to higher gaming taxes associated with the growth in revenue, an increase in marketing expense related to the bowling tournament and higher database marketing, promotion and event promotions.  Hollywood Casino — Aurora had an increase in gaming expenses of $1.5 million as a result of higher gaming taxes that were partially offset by labor reductions that resulted from the implementation of ticket-in, ticket-out slot machine technology.  At our properties that had a decrease in gaming revenues, we had a corresponding decrease in gaming taxes, which is the largest component of gaming operating expenses.  At our properties that have purchased new slot machines or converted slot machines to ticket-in, ticket-out technology, we have benefited from savings in our labor costs and slot machine lease costs.

Food, beverage and other expenses increased in 2005 by $.4 million to $24.3 million from $23.9 million in 2004 as a result of an increase in food, beverage and other revenue.

General and administrative expenses increased by $1.9 million to $43.6 million in 2005 from $41.7 million in 2004.  General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit.  Most of our properties reduced their general and administration costs by approximately $.3 million to $.8 million each, as expenses were lower for property and general liability insurance, health insurance and land leases (which are based on a percent of revenue).  Charles Town had a increase of $1.1 million in general and administrative expenses primarily due to an increase in wages and benefits and utilities.  Corporate overhead expenses increased by $1.5 million for the three months ended June 30, 2005 as compared to the same period in 2004.  We incurred additional legal fees associated with the Hollywood Casino Shreveport bankruptcy filing and higher payroll taxes as a result of the exercise of stock options.

During the second quarter, Casino Rouge recorded a one-time settlement charge in the amount of $ 28.2 million.  The charge was part of the $30.5 million Settlement and Property Purchase Agreement to terminate litigation between the parties, terminate the lease and mutually release all claims against each party.  The property consists of 12.6 acres of land on the Mississippi River on which Casino Rouge conducts a significant position of its dock-side operations.

Depreciation and amortization expense decreased by $.5 million, or 3.0%, to $15.6 million in 2005 from $16.1 million in 2004.  The decrease was primarily a result of assets becoming fully depreciated from the Mississippi properties acquisition in 2000 and accelerated depreciation taken in 2004 for assets that were replaced or are no longer in service.

Racing operating expenses

Total racing expenses at Penn National Race Course, its OTW facilities and Bangor Historic Track increased in 2005 by $.3 million, or 2.0%, to $14.6 million from $14.3 million in 2004.  Penn National Race Course’s administrative expenses increased as a result of the hiring of new management staff for the planning and development of the new gaming operations and an additional charge for workers compensation claims.

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

Income from operations

Operating income decreased by $22.7 million, or 40.3%, to $33.6 million for the three months ended June 30, 2005 from $56.3 million in 2004.  The decrease was primarily caused by the Casino Rouge settlement costs.  The decrease was offset in part by the growth of income from operations at Charles Town, Hollywood Casino-Aurora and Casino Rouge, which accounted for $3.9 million, $2.1 million, and $1.0 million, respectively.

Other income (expense)

Other income (expense) summary (in thousands):

Three Months Ended June 30,	2004	2005
Interest expense	$(19,205)	(12,324)
Interest income	466	930
Earnings from joint venture	632	642
Other	(528)	(74)
Loss on early extinguishment of debt	—	(869)
Total other expenses, net	$(18,635)	(11,695)

Interest expense decreased by $6.9 million for the three months ended June 30, 2005 compared to the same period in 2004 as a result of reducing our debt from $967.5 million on June 30, 2004 to $638.4 million on June 30, 2005 and by refinancing debt.  In the three months ended June 30, 2005 we recorded a pre-tax charge of $2.6 million for the early extinguishment of debt which was offset by a $1.7 million pre-tax gain for the termination of swap contracts related to the repaid loans.  Interest income increased due to investing the proceeds the sale of The Downs Racing, Inc. in January of 2005.

Discontinued Operations

Discontinued operations reflect the results of HCS and The Downs Racing, Inc.  We had a loss, net of tax benefit from discontinued operations of $4.2 million and $2.8 million in 2004 and 2005, respectively.  On August 27, 2004 Hollywood Casino Shreveport entered into an agreement of sale with Eldorado.  On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS.  As a result of the Chapter 11 bankruptcy filing by Hollywood Casino Shreveport, the sale had not yet been consummated as of June 30, 2005.  However, on July 6, 2005, the Bankruptcy Court entered an order confirming the Chapter 11 plan that provided for the acquisition of Hollywood Casino Shreveport by affiliates of Eldorado and, on July 22, 2005, the acquisition was completed.  On October 15, 2004 we announced the sale of The Downs Racing, Inc. and its related OTW facilities to the Mohegan Tribal Gaming Authority.  The sale was completed on January 25, 2005.  We have reflected the results of Hollywood Casino Shreveport by classifying the assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations.  We have classified the assets, liabilities and results of operations of HCS and The Downs Racing, Inc. as restricted assets and liabilities for sale and discontinued operations at June 30, 2005.

 Liquidity and Capital Resources

We made significant progress in improving our capital structure in anticipation of several new growth opportunities due to come online over the next few years.  As reported, in January we completed the sale of The Downs Racing, Inc. and its subsidiaries, and in February we completed a private offering of $250 million of 6 ¾% Senior Subordinated Notes.  The proceeds from these activities were applied to the redemption of $200 million of our 11 1/8% Series B Senior Subordinated Notes and will also be applied to previously announced development projects.  In total, we paid down $220.5 million of our debt during the first six months of 2005 and significantly reduce our interest expense.

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

The following table summarizes our expected capital expenditures, other than maintenance capital expenditures, by property for the fiscal year ended December 31, 2005 and actual expenditures during the first six months of 2005 (in thousands):

Property	Expected for Year Ended December 31, 2005	Expenditures Through June 30, 2005	Balance to Expend
Charles Town Entertainment Complex	$27,800	$16,294	$11,506
Boomtown Biloxi	6,100	3,678	2,422
Penn National Race Course and OTWs	9,900	6,664	3,236
Bangor Historic Track	61,600	2,479	59,121
Corporate	1,000	296	704
Totals	$106,400	$29,411	$76,989

The Charles Town Entertainment Complex will continue its facility expansion in 2005.  Plans call for additional gaming floor space for 700 more slot machines.  The master plan also includes a new buffet, additional land purchases, and a new entrance road to the facility, a new perimeter road, a second parking garage for 2,700 vehicles and a small, detached hotel.

At Boomtown Biloxi, we are planning to spend $6.1 million on warehouse space, parking and the relocation and construction of a new welcome center.  The lease for the property that the current welcome center was located on expired in May 2005.

Capital expenditures at Penn National Race Course to develop a new gaming and racing facility are estimated to be $240.0 million of which $9.9 million is budgeted in 2005.  Our construction budget for the entire project includes the payment of the $50 million gaming license fee in 2006.

In Bangor, Maine our project includes the purchase and renovation of a temporary gaming facility, which will include 475 slot machines, the relocation of the off-track betting to the grandstand building at Bass Park and renovations to the Bass Park off-track betting area.  The project budget also includes the final payment due for the purchase of Bangor Historic Track, Inc., which is subject to our receipt of all necessary approvals.

At our corporate headquarters in Wyomissing, Pennsylvania, we have a budget of $1.0 million for the expansion and renovation of our office space.  Additional office space will likely be required as a result of the Argosy acquisition.

During the six months ended June 30, 2005, we spent approximately $22.3 million for capital maintenance expenditures at our properties.

Cash generated from operations funded our capital project and capital maintenance expenditures.

Debt

Senior Secured Credit Facility

In the first quarter of 2005, we paid down $110.7 million of principal on the Term Loan D of the senior secured credit facility from available cash flow and the proceeds of the $250 million 6 ¾% senior subordinated notes due 2015.  As a result of the accelerated principal payments on the credit facility, the Company recorded a loss on early extinguishment of debt of $1.8 million for the write-off of the associated deferred finance fees.

On March 30, 2005, we made an optional prepayment in the aggregate amount of $159.3 million to the Term Loan D facility loans to pay off all remaining loans under the senior secured credit facility. As part of this transaction, we recorded a pre-tax charge of $2.6 million for the early extinguishment of debt which was offset by a $1.7 million pre-tax gain for the termination of swap contracts related to the repaid loans.

At June 30, 2005, we had an outstanding balance of $-0-  on the Term Loan D facility and $89.6 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $10.4 million.

Redemption of 11 1/8% Senior Subordinated Notes Due 2008 and Issuance of 6¾% Senior Subordinated Notes Due 2015

On February 8, 2005, we called for redemption of all the $200 million aggregate principal amount of our outstanding 11 1/8% Senior Subordinated Notes due March 1, 2008, in accordance with the related indenture.  The redemption price was $1,055.63 per $1,000 principal amount, plus accrued and unpaid interest and payment was made on March 10, 2005.

On March 9, 2005, we completed an offering of $250 million of 6 3/4% senior subordinated notes due 2015.  Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005.  These notes mature on March 1, 2015.  The 6 3/4% notes are general unsecured obligations and are not guaranteed by our subsidiaries.  The 6 3/4% notes and guarantees were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act.  We used the net proceeds from the offering to redeem the $200 million 11 1/8% Senior Subordinated Notes due March 1, 2008 and repay a portion of the term loan indebtedness under our current senior secured credit facility.  As a result of the repayment, the Company recorded a loss on early extinguishment of debt of $14.0 million for the write-off of the associated deferred finance fees.

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

Tender Offer for Argosy Gaming Company’s Senior Subordinated Notes

On July 21, 2005 we announced that our wholly owned subsidiary, Thoroughbred Acquisition Corp. (“TAC”), commenced a cash tender offers for any and all of the $200 million aggregate outstanding principal amount of Argosy Gaming Company’s (“Argosy”) 9% senior subordinated notes due 2011 (CUSIP No. 040228-AJ-7) (the “9% Argosy notes”) and any and all of the $350 million aggregate outstanding principal amount of Argosy’s 7% senior subordinated notes due 2014 (CUSIP No. 040228-AL-2) (the “7% Argosy notes”).  In conjunction with the tender offers, noteholder consents were solicited to effect certain amendments and waivers to the indentures governing these notes.  The tender offers and the consent solicitations are being conducted in connection with Penn’s pending acquisition of Argosy.  On August 3, 2005, TAC received the requisite consents from the holders of the 9% Argosy notes and 7% Argosy notes to the proposed amendments and waivers and TAC’s consent solicitation expired.  Argosy and the trustee under the indentures have entered into the supplemental indentures to effect the proposed amendments and waivers to the indentures.  In addition, as of August 3, 2005, approximately $199.2 million aggregate principal amount of the 9% Argosy notes and approximately $328.9 million aggregate principal amount of the 7% Argosy notes had been validly tendered and not withdrawn.

Each tender offer is scheduled to expire at 12:00 midnight, New York City time, on August 26, 2005, unless extended or earlier terminated by TAC with respect to that issue of notes, including any extension required because the conditions to the closing of the acquisition of Argosy have not be satisfied as of that date.

TAC intends to finance the tender offers and consent solicitations with a portion of the proceeds from the up to approximately $2.725 billion of senior secured credit facilities that we plan to enter into concurrently with the closing of its acquisition of Argosy.

To expedite securing some required regulatory approvals, in June we entered into an agreement to sell the Argosy Baton Rouge property for $150 million in cash subsequent to the completion of the acquisition of Argosy by Penn National and the approval of the buyer by the Louisiana Gaming Control Board.  As a result, the Federal Trade Commission approved the agreements relative to the sale of Argosy Baton Rouge.  The closing of the acquisition of Argosy remains subject to certain conditions, including the receipt of gaming approvals in Illinois and Louisiana and based on currently available information regarding these regulatory approvals, we expect the acquisition of Argosy to close around late August 2005.

Covenants

Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios.  In addition, our senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.  The terms of our senior subordinated notes contain similar restrictions.  Except for the defaults under the Hollywood Casino Shreveport notes, for which the Company (other than the Shreveport entities) is not liable, at June 30, 2005, we were in compliance with all required financial covenants.

Commitments and Contingencies

Contractual Cash Obligations

The following table presents our contractual cash obligations as of June 30, 2005:

		Payments Due By Period
	Total	2005	2006 – 2007	2008 – 2009	2010 and After
	(In thousands)
Senior secured credit facility(1)	$—	$—	$—	$—	$—
6 ¾% senior subordinated notes due 2015(2)
Principal	250,000	—	—	—	250,000
Interest	168,329	8,016	33,750	33,750	92,813
8 7/8 % senior subordinated notes due 2010(3)
Principal	175,000	—	—	—	175,000
Interest	77,658	7,766	31,063	31,063	7,766
6 7/8% senior subordinated notes due 2011(4)
Principal	200,000	—	—	—	200,000
Interest	89,375	6,875	27,500	27,500	27,500
Purchase obligations	19,262	8,329	7,017	2,709	1,207
Construction commitments	18,780	18,780	—	—	—
Capital Leases	13,381	1,257	3,947	4,267	3,910
Operating Leases	35,324	2,934	9,620	7,330	15,440
Total	$1,047,109	$53,957	$112,897	$106,619	$773,636

(1)                                  As of June 30, 2005, there was approximately $89.6 million available for borrowing under the revolving credit portion of the credit facility, and letters of credit issued pursuant to the credit facility with face amounts aggregating $10.4 million.

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

The preceding table does not include the $150.0 million aggregate principal amount of 13% senior secured notes and the $39.0 million aggregate principal amount of 13% first mortgage notes issued by Hollywood Casino Shreveport and Shreveport Capital Corporation, which were non-recourse to Penn.  We have reflected the results of Hollywood Casino Shreveport by classifying the assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations.  As discussed in “Discontinued Operations” above, with the disposition of Hollywood Casino Shreveport on July 22,

2005, we no longer have any ownership interest in Hollywood Casino Shreveport or Shreveport Capital Corporation.

Other Commercial Commitments

The following table presents our material commercial commitments as of June 30, 2005 for the following future periods:

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	2005	2006 – 2007	2008 – 2009	2010 and After
	(In thousands)

Revolving Credit Facility(1)	$—	$—	$—	$—	$—
Letters of Credit(1)	10,436	10,436	—	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	7,666	383	1,533	5,750	—
Total	$18,102	$10,819	$1,533	$5,750	$—

(1)                                  The available balance under the revolving portion of the $100 million senior secured credit facility is diminished by outstanding letters of credit.

(2)                                  In connection with our 50% ownership interest in Pennwood Racing, Inc., our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood’s lender to guarantee up to 50% of Pennwood’s $15.3 million term loan.  Our obligation as of June 30, 2005 under this guarantee is approximately $7.7 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information as of June 30, 2005, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps.  For debt obligations, the table presents notional amounts and weighted average interest rates by maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted average variable rates are based on implied forward rates in the yield curve as of June 30, 2005.

	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands)
Long-term debt:
Variable rate	$—	$—	$—	$—	$—	$—	$—
Average interest rate (1)	—	—	—	—	—	—	—

Leases	$1,239	$1,894	$2,071	$2,270	$1,997	$3,911	$13,382
Average interest rate	6.76%	6.76%	6.76%	6.76%	6.76%	6.76%

Interest rate derivatives:
Interest rate swaps
Variable to fixed	$—	$—	$—	$—	$—	$—	$—
Average pay rate	—	—	—	—	—	—	—
Average receive rate (2)	—	—	—	—	—	—	—

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

On August 27, 2004, HCS, in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado providing for acquisition of HCS by certain affiliates of Eldorado (“Eldorado Transaction”).  On September 10, 2004, a group of HCS’s creditors, led by Black Diamond Capital Management, LLC, filed with the U.S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana, an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code.  On October 18, 2004, HCS, acting by and through HCS I, Inc., entered into a definitive Investment Agreement (the “Eldorado Agreement”) with Eldorado, Eldorado Shreveport #1, LLC and Eldorado Shreveport #2, LLC (together with Eldorado Shreveport #1, LLC, the “Investors”) providing for the acquisition of the reorganized HCS by the Investors.  The Investors are each an affiliate of Eldorado.  On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporated the Eldorado Transaction.  On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that has been filed against it, and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code.  HCS’s debt is non-recourse to the Company and its other subsidiaries.

HCS filed a revised Chapter 11 plan and disclosure statement with the Bankruptcy Court on March 3, 2005.  Subsequently, the Official Bondholder Committee in the Chapter 11 case joined HCS as a proponent of the plan.  Black Diamond Capital Management, LLC and KOAR International both expressed interest in acquiring the hotel and casino and asked the Bankruptcy Court for permission to file their own competing plan, but on April 15, 2005, the Bankruptcy Court ruled against allowing them to submit their competing reorganization plan to the creditors.  On April 21, 2005, the Bankruptcy Court approved the disclosure statement for HCS’s Plan and on June 19, 2005, the Bankruptcy Court approved a settlement agreement announced in open court for the confirmation of the joint plan proposed by HCS and the Bondholders Committee (the “Joint Plan”), as modified based on the announced settlement.  The terms of the Eldorado Agreement are incorporated in the Joint Plan.

Under the Joint Plan, holders of the Hollywood Casino Shreveport notes receive (1) $140 million of new, 10% senior secured notes due 2012 and (2) 100% of the common stock of a corporation that will hold a $20 million preferred equity interest which will accrue distributions at an annual rate of 13% and a 25% non-voting equity interest in the reorganized HCS.  In addition, the Investors acquired a 75% voting equity interest in the reorganized HCS.

The Hollywood Casino Shreveport notes were non-recourse to Penn and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.) and were secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.  Further, an event of default under the indentures for the Hollywood Casino Shreveport notes did not cause an event of default under the Company’s senior secured credit facility or senior subordinated notes.  The Hollywood Casino Shreveport notes were in default under the terms of their respective note indentures since May 2003.  The Hollywood Casino Shreveport notes are classified as liabilities held for sale at June 30, 2005.  On July 22, 2005, the disposition of Hollywood Casino Shreveport was completed and we no longer have any ownership interest in Hollywood Casino Shreveport or Shreveport Capital Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Annual Meeting of Shareholders of the Company was held on June 1, 2005.

(b)                                 All director nominees were elected.

(c)                                  Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors:

Name	Votes For	Votes Withheld
Peter M. Carlino	61,939,671	17,210,191
Harold Cramer	59,964,386	19,185,476

David A. Handler, John M. Jacquemin, Robert P. Levy and Barbara Z. Shattuck also serve as directors of the Company, and their terms of office continued after the Annual Meeting.

ITEM 5.  OTHER INFORMATION

Recent Developments

On July 6, 2005, HCS filed the Joint Plan with the United States Bankruptcy Court for the Western District of Louisiana, as amended to reflect the settlement reached by the parties, and the Bankruptcy Court entered an order confirming the amended Joint Plan.  The Joint Plan provided for the acquisition of HCS by certain affiliates of Eldorado, and on July 22, 2005, the acquisition was completed.  As a result, we anticipate recording a non-cash pre-tax gain of approximately $48.9 million representing the aggregate amount of previously recorded losses.  The after-tax effect of the gain is approximately $31.8 million and will be recorded in the third quarter of 2005.

On July 21, 2005, Penn announced that its wholly owned subsidiary, Thoroughbred Acquisition Corp. (“TAC”), commenced cash tender offers for any and all of the $200 million aggregate outstanding principal amount of Argosy Gaming Company’s (“Argosy”) 9% senior subordinated notes due 2011 (CUSIP No. 040228-AJ-7) (the “9% Argosy notes”) and any and all of the $350 million aggregate outstanding principal amount of Argosy’s 7% senior subordinated notes due 2014 (CUSIP No. 040228-AL-2) (the “7% Argosy notes”).  In conjunction with the tender offers, noteholder consents were solicited to effect certain amendments and waivers to the indentures governing these notes.  The tender offers and the consent solicitations are being conducted in connection with Penn’s pending acquisition of Argosy.  On August 3, 2005, TAC received the requisite consents from the holders of the 9% Argosy notes and 7% Argosy notes to the proposed amendments and waivers and TAC’s consent solicitation expired.  Argosy and the trustee under the indentures have entered into the supplemental indentures to effect the proposed amendments and waivers to the indentures.  In addition, as of August 3, 2005, approximately $199.2 million aggregate principal amount of the 9% Argosy notes and approximately $328.9 million aggregate principal amount of the 7% Argosy notes had been validly tendered and not withdrawn.  TAC intends to finance the tender offers and consent solicitations with a portion of the proceeds from the up to approximately $2.725 billion of senior secured credit facilities that Penn plans to enter into concurrently with the closing of its acquisition of Argosy.  To expedite securing some required regulatory approvals, in June we entered into an agreement to sell the Argosy Baton Rouge property for $150 million in cash subsequent to the completion of the acquisition of Argosy by Penn National and the approval of the buyer by the Louisiana Gaming Control Board.  As a result, the Federal Trade Commission approved the agreements relative to the sale of Argosy Baton Rouge.  The closing of the acquisition of Argosy remains subject to certain conditions, including the receipt of gaming approvals in Illinois and Louisiana and based on currently available information regarding these regulatory approvals, Penn expects the acquisition of Argosy to close around late August 2005.

On July 15, 2005, Penn announced that its subsidiary, Louisiana Casino Cruises, Inc. (“LCCI”), has satisfied substantially all of the conditions to closing related to its proposed purchase of the property on which Penn National’s Casino Rouge conducts a significant portion of its dockside operations.  As previously disclosed, LCCI agreed to purchase the property from the property lessor for $30.5 million subject to the satisfaction of certain real estate-related closing conditions.  The real estate transaction will settle all outstanding legal claims between the parties and is expected to close within thirty days.  As a result of the transaction, the Company recorded a one-time settlement charge of approximately $28.2 million pre-tax, or $0.20 per diluted share after tax in the second quarter of 2005.

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

PENN NATIONAL GAMING, INC.

August 9, 2005	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer