Form 10-Q
period 2005-09-30
PENN NATIONAL GAMING INC
filed 2005-11-09
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of November 4, 2005
Common Stock, par value $.01 per share	83,439,086

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from the Company’s expectations.  Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the opportunity to assess more fully the hurricane damage recently incurred at two properties and the ability of the Company to recover under its insurance policies for that damage; the passage of state, federal or local legislation that would expand, restrict, further tax or prevent gaming operations in the jurisdictions in which we do business; the activities of our competitors; increases in our effective rate of taxation at any of our properties or at the corporate level; successful completion of capital projects at our gaming and pari-mutuel facilities; our ability to integrate and recognize the benefits of integrating Argosy Gaming Company; the existence of attractive acquisition candidates, the costs and risks involved in the pursuit of those acquisitions and our ability to integrate those acquisitions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses (including without limitation the issuance of final operators’ licenses in Maine and Pennsylvania); delays in the process of finalizing gaming regulations and the establishment of related governmental infrastructure in Pennsylvania; the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; our dependence on key personnel; the impact of terrorism and other international hostilities; the availability and cost of financing; and other factors as discussed in the Company’s filings with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES INDEX

Table of Contents

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

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2004	September 30, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,620	$173,943
Receivables, net of allowance for doubtful accounts of $1,883 and $1,351 respectively	40,812	37,949
Insurance receivable	—	38,870
Prepaid income taxes	7,980	2,274
Prepaid expenses and other current assets	19,517	23,042
Deferred income taxes	18,274	31,687
Total current assets	174,203	307,766

Net property and equipment, at cost	597,394	588,854

Other assets:
Investment in and advances to unconsolidated affiliate	15,709	16,944
Excess of cost over fair market value of net assets acquired	588,085	590,282
Management service contract, net of amortization of $9,231 and $11,114, respectively	16,515	14,631
Deferred financing costs, net	20,063	18,186
Deferred income taxes	—	73,234
Miscellaneous	32,046	40,531
Assets held for sale	136,691	—
Restricted assets for sale	51,995	50,983
Total other assets	861,104	804,791
Total assets	$1,632,701	$1,701,411
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,494	$1,827
Accounts payable	13,629	8,765
Accrued expenses	46,026	62,239
Accrued interest	13,124	6,749
Accrued salaries and wages	27,648	29,290
Gaming, pari-mutuel, property and other taxes	14,941	19,516
Income taxes payable	23,105	110,281
Other current liabilities	24,438	12,681
Total current liabilities	167,405	251,348

Long term liabilities:
Long-term debt, net of current maturities	854,415	636,285
Deferred income taxes	31,806	31,341
Other noncurrent liabilities	—	274,523
Liabilities held for sale	166,278	—
Restricted liabilities for sale	14,705	—
Total long-term liabilities	1,067,204	942,149

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; shares issued 83,131,940 and 84,973,886, respectively	831	849
Restricted Stock, 160,000 shares issued	(2,114)	(1,756)
Treasury stock, at cost 1,698,800 shares	(2,379)	(2,379)
Additional paid-in capital	180,573	207,687
Retained earnings	219,539	302,865
Accumulated other comprehensive income, net	1,642	648
Total shareholders’ equity	398,092	507,914
Total Liabilities and Shareholders’ Equity	$1,632,701	$1,701,411

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Revenues:
Gaming	$751,165	773,491
Racing	37,738	37,768
Management service fee	11,950	13,968
Food, beverage and other revenue	111,935	110,226
Gross revenues	912,788	935,453
Less: Promotional allowances	(49,408)	(47,353)
Net revenues	863,380	888,100

Operating Expenses:
Gaming	411,814	427,086
Racing	29,369	29,376
Food, beverage and other expenses	73,155	74,193
General and administrative	135,746	131,488
Settlement costs	—	28,175
Hurricane expense	—	19,142
Depreciation and amortization	49,413	46,406
Total operating expenses	699,497	755,866
Income from continuing operations	163,883	132,234

Other income (expenses):
Interest expense, net of capitalized interest	(57,590)	(41,652)
Interest income	1,299	3,180
Earnings from joint venture	1,298	1,216
Other, net	(796)	438
Loss on early extinguishment of debt	—	(16,673)
Total other expenses, net	(55,789)	(53,491)

Income from continuing operations before income taxes	108,094	78,743
Taxes on income	39,550	27,793
Net income from continuing operations	68,544	50,950
(Loss) from discontinued operations, net of tax (benefit) of ($4,180) and ($2,989), respectively	(13,918)	(5,512)
Gain on sale of discontinued operations, net of tax of $ -0- and $20,401, respectively	—	37,888
Net Income	$54,626	$83,326

Earnings per share – basic
Net income from continuing operations	$0.85	$0.62
Discontinued operations, net of tax	(0.17)	0.39
Basic net income per share	$0.68	$1.01

Earnings per share – diluted
Net income from continuing operations	$0.83	$0.59
Discontinued operations, net of tax	(0.17)	0.38
Diluted net income per share	$0.66	$0.97

Weighted shares outstanding
Basic	80,232	82,754
Diluted	83,039	85,777

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2004	2005
Revenues:
Gaming	$251,372	$257,514
Racing	12,193	12,247
Management service fee	4,584	5,201
Food, beverage and other revenue	37,146	33,493
Gross revenues	305,295	308,455
Less: Promotional allowances	(16,742)	(13,828)
Net revenues	288,553	294,627

Operating Expenses:
Gaming	138,990	144,225
Racing	9,536	9,917
Food, beverage and other expenses	24,251	24,859
General and administrative	43,834	39,248
Settlement costs	—	—
Hurricane expense	—	19,142
Depreciation and amortization	16,492	14,942
Total operating expenses	233,103	252,333
Income from continuing operations	55,450	42,294

Other income (expenses):
Interest expense, net of capitalized interest	(18,970)	(12,824)
Interest income	483	958
Earnings from joint venture	205	230
Other, net	(186)	532
Total other expenses, net	(18,468)	(11,104)

Income from continuing operations before income taxes	36,982	31,190
Taxes on income	13,410	11,386
Net income from continuing operations	23,572	19,804
(Loss) from discontinued operations, net of tax (benefit) of ($3,419) and ($1,234), respectively	$(6,382)	$(2,291)
Gain on Sale of discontinued operations, net tax of $ -0- and $20,401, respectively	—	37,888
Net income	$17,190	$55,401

Earnings per share – basic
Net income from continuing operations	$0.29	$0.24
Discontinued operations, net of tax	(0.08)	0.43
Basic net income per share	$0.21	$0.67

Earnings per share – diluted
Net income from continuing operations	$0.28	$0.23
Discontinued operations, net of tax	(0.08)	0.41
Diluted net income per share	$0.20	$0.64

Weighted shares outstanding
Basic	80,875	83,259
Diluted	83,853	86,186

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Common Stock		Restricted	Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Stock	Stock	Capital	Earnings	Income (Loss)	Total	Income
Balance December 31, 2004	83,131,940	$831	$(2, 114)	$(2,379)	$180,573	$219,539	$1,642	$398,092	$—
Exercise of stock options including tax benefit of $16,754	1,841,946	18	—	—	27,114	—	—	27,132	—
Restricted Stock Issue	—	—	358	—	—	—	—	358	—
Change in fair value of interest rate swap contracts, net of income taxes of $563	—	—	—	—	—	—	(1,046)	(1,046)	(1,046)
Amortization of unrealized gain on interest rate swap contracts, net of income taxes of $29	—	—	—	—	—	—	(54)	(54)	—
Foreign currency translation adjustment	—	—	—	—	—	—	106	106	106
Net income	—	—	—	—	—	83,326	—	83,326	83,326
Balance September 30, 2005	84,973,886	$849	$(1,756)	$(2,379)	$207,687	$302,865	$648	$507,914	$82,386

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities
Net income from operations	$54,626	$83,326
Loss from discontinued operations	13,918	5,512
After-tax gain on sale of Hollywood Casino Shreveport	—	(37,888)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	49,413	46,406
Amortization of deferred financing costs charged to interest expense	4,032	2,318
Amortization of the unrealized loss (gain) on interest rate swap contracts charged to interest expense	81	(54)
Book value of assets transferred to insurance receivable	—	29,770
Earnings from joint venture	(1,298)	(1,215)
Loss on sale of net assets	1,325	2,185
Loss relating to early extinguishment of debt, before income tax benefit	—	7,246
Deferred income taxes	5,479	(96,473)
Tax benefit from stock options exercised	7,126	16,754
Amortization of restricted stock	160	358
Decrease (increase), net of businesses acquired
Accounts receivable	(8,735)	2,911
Insurance receiveable	—	(38,870)
Prepaid expenses and other current assets	16,783	(2,255)
Prepaid income taxes	10	5,706
Miscellaneous other assets	(21,003)	(9,559)
Increase (decrease), net of businesses acquired
Accounts payable	(1,724)	(6,880)
Accrued expenses	(1,765)	15,189
Accrued interest	(7,187)	(7,496)
Accrued salaries and wages	(1,367)	1,642
Gaming, pari-mutuel, property and other taxes	2,549	4,321
Income taxes payable	16,420	89,336
Other current liabilities	3,087	(13,623)
Net cash provided by operating activities	131,930	98,667

Cash flows from investing activities
Expenditures for property and equipment	(48,133)	(68,485)
Proceeds from sale of property and equipment	458	690
Proceeds from sale of business	(954)	274,523
Acquisition of business, net of cash acquired	(10,000)	(1,050)
Distributions from joint venture	3,112	(20)
Net cash (used in) provided by investing activities	(55,517)	205,658

Cash flows from financing activities
Proceeds from exercise of options	6,279	10,376
Proceeds from long term debt	146	250,000
Principal payments on long-term debt	(80,475)	(470,797)
Increase in unamortized financing cost	(765)	(7,687)
Net cash (used in) financing activities	(74,815)	(218,108)

Effect of exchange rate fluctuations on cash	35	106
Net increase in cash and cash equivalents	1,633	86,323

Cash and cash equivalents for beginning of period	81,567	87,620
Cash and cash equivalents for end of period	$83,200	$173,943

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of its continuing operations for the three and nine month periods ended September 30, 2004 and 2005.  The results of continuing operations experienced for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results for the fiscal year ending December 31, 2005.  The Company has classified the results of operations of Hollywood Casino Shreveport and its subsidiaries as discontinued operations at September 30, 2005 (see Note 14).  The Company has classified the assets, liabilities and results of operations of The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities held for sale and discontinued operations at September 30, 2005 (see Note 15).

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

2.                                      Hurricane Katrina

As a result of Hurricane Katrina’s direct hit on the Mississippi gulf coast on August 29, 2005, two of the Company’s casinos, Casino Magic–Bay St. Louis and Boomtown Biloxi, were significantly damaged, many employees were displaced and operations ceased at the two properties.

Within days after the hurricane, the Company engaged a clean-up and restoration company at both locations to assess and contain the damage to the facilities.  The restoration company immediately began efforts to stabilize the buildings and barges and to start the clean-up of the properties.  Various other construction specialists have also been engaged.  At this time, insurance claim adjustors representing the Company and the insurance carriers are on site at both properties.  The adjustors are assessing the extent of the damages to the properties, estimating the costs to restore the properties to their conditions prior to the hurricane and determining the extent of business interruption.

The Company has significant levels of insurance in place to cover the losses resulting from Hurricane Katrina including an all risk policy covering “named windstorm” damage, flood damage, debris removal, preservation of property expense, demolition and increased cost of construction expense, losses resulting from business interruption and extra expenses as defined in the policy.  The comprehensive business interruption and property damage insurance policies have an overall limit of $400 million and are subject to property damage deductibles for Casino Magic-Bay St Louis and Boomtown Biloxi of approximately $6 million and $3.5 million, respectively.  The business interruption insurance component of this policy is subject to a five-day deductible.

The Company recognized a pre-tax charge of $19.1 million ($12.4 million after-tax) associated with the expenses incurred from Hurricane Katrina. The costs include property insurance and business interruption policy deductible expense (approximately $10.2 million), compensation being paid to employees through November 30, 2005 that exceeds the ordinary payroll limits under the business interruption policy (approximately $4.1 million), the purchase of replacement flood insurance for coverage during the remaining insurance policy term (approximately $3.6 million), contributions to the Penn National Gaming Foundation for the Hurricane Katrina relief project (approximately $1.0 million) and costs for insurance claim consultants (approximately $.2 million).

The charge does not reflect any loss resulting from the damage to the land-based facilities and casino barges at Casino Magic-Bay St. Louis and Boomtown Biloxi, as this amount is not yet known. However, the Company believes that such property damage will be fully recoverable under its all risk insurance policy.

The insurance receivable recorded through September 30, 2005 has been limited to the net historical book value of assets believed damaged, destroyed or abandoned, fixed business expenses and the out-of-pocket costs for certain extra expenses incurred during the period.

3.                                      Revenue Recognition

Gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession.  Hotel, food and beverage, entertainment and other operating revenues are recognized as those services are performed.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances.  The estimated cost of providing such promotional allowances is primarily included in gaming expenses.  The amounts that are included in promotional allowances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Rooms	$2,040	$1,604	$5,848	$5,196
Food and beverage	11,823	11,053	35,274	35,250
Other	2,879	1,171	8,286	6,907
Total promotional allowances	$16,742	$13,828	$49,408	$47,353

The estimated cost of providing such complimentary services, which is included in operating expenses, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Rooms	$1,962	$891	$5,611	$3,028
Food and beverage	8,494	7,335	25,301	23,600
Other	968	530	2,559	2,131
Total promotional allowances	$11,424	$8,756	$33,471	$28,759

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

4.                                      Earnings Per Share

The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share are set forth in the table below.  For the three and nine month periods ended September 30, 2004 and 2005, the effect of all outstanding stock options has been included in the calculation of diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Weighted average number of shares outstanding-Basic earnings per share	80,875	83,259	80,232	82,754
Dilutive effect of stock options	2,978	2,927	2,807	3,023
Weighted average number of shares outstanding-Diluted earnings per share	83,853	86,186	83,039	85,777

5.                                      Stock-Based Compensation

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Net Income, as reported	$17,190	$55,401	$54,626	$83,326
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	76	76	101	232
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,639)	(2,487)	(4,685)	(7,525)
Proforma net income	$14,627	$52,990	$50,042	$76,033
Earnings per share:
Basic-as reported	$0.21	$0.67	$0.68	$1.01
Basic-Pro forma	$0.18	$0.64	$0.62	$0.92
Diluted-as reported	$0.20	$0.64	$0.66	$0.97
Diluted-pro forma	$0.17	$0.62	$0.60	$0.89

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Nine months ended September 30,	2004	2005
Risk-free interest rate	3.0%	3.4%
Volatility	31.0%	40.0%
Dividend yield	0.0%	0.0%
Expected life (years)	6	6

The effects of applying SFAS 123 and SFAS 148 in the above pro forma disclosure are not indicative of future amounts.  SFAS 123 and SFAS 148 do not apply to awards prior to 1995.  Additional awards in future years are anticipated.

6.                                      Certain Risks and Uncertainties

The Company’s facilities at Casino Magic–Bay St. Louis and Boomtown Biloxi are closed due to the extensive damage caused by Hurricane Katrina.  It is not known at this time how long it will take to rebuild the two casinos and open for business or how long it will take for the Gulf Coast communities to recover from the storm.

The Company’s operations are dependent on its continued licensing by state gaming and racing commissions.  The loss of a license, in any jurisdiction in which the Company operates, could have a material adverse effect on future results of operations.

The Company is dependent on each gaming and racing property’s local market for a significant number of its patrons and revenues.  If economic conditions in these areas deteriorate or additional gaming or racing licenses are awarded in these markets, the Company’s results of operations could be adversely effected.

The Company is also dependent upon stable gaming and admission taxes in the states in which it operates.  Any change in such taxes could have a material adverse effect on future results of operations.

7.                                      Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2004	September 30, 2005

Land and improvements	$109,363	$115,965
Building and improvements	429,281	429,484
Furniture, fixtures, and equipment	217,676	200,686
Transportation equipment	1,503	1,223
Leasehold improvements	12,190	12,296
Construction in progress	18,797	25,216
Total property and equipment	788,810	784,870
Less: accumulated depreciation and amortization	(191,416)	(196,016)
Property and equipment, net	$597,394	$588,854

Interest capitalized in connection with major construction projects was $.4 million for the year ended December 31, 2004, $.2 million and $(.1) million for the three months ended September 30, 2004 and 2005 and $.3 million and $.7 million for the nine months ended September 30, 2004 and 2005 respectively. Depreciation and amortization expense for property and equipment was $15.9 million and $ 14.3 million for the three months ended September 30, 2004 and 2005 and $47.5 million and $44.5 million for the nine months ended September 30, 2004 and 2005, respectively.

8.                                      Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2004	2005
	(In thousands)
Cash payments of interest	$59,173	$46,508
Cash payments of income taxes	$13,079	$21,456

Acquisition: Bangor Historic Track
Cash Paid	$10,000	$1,050

9.                                      Long-term Debt

On February 8, 2005, the Company called for redemption of all the $200 million aggregate principal amount of its outstanding 11 1/8% Senior Subordinated Notes due March 1, 2008, in accordance with the related indenture.  The redemption price was $1,055.63 per $1,000 principal amount, plus accrued and unpaid interest and payment was made on March 10, 2005.

On March 9, 2005, the Company completed an offering of $250 million of 6 3/4% senior subordinated notes due 2015.  Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005.  These notes mature on March 1, 2015.  The 6 3/4% notes are general unsecured obligations and are not guaranteed by the Company’s subsidiaries.  The 6 3/4% notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act.  The Company used the net proceeds from the offering to redeem the $200 million 11 1/8% Senior Subordinated Notes due March 1, 2008 and to repay a portion of the term loan indebtedness under its current senior secured credit facility.  As a result of the repayment, the Company recorded a loss on early extinguishment of debt of $14.0 million for the write-off of the associated deferred finance fees.

On March 14, 2005, the Company paid down $110.7 million of the principal on the Term Loan D of its then current senior secured credit facility, also referred to as the “2003 senior secured credit facility” or “2003 credit facility”.  As a result of the accelerated principal payments on the 2003 senior secured credit facility, the Company recorded a loss on early extinguishment of debt of $1.8 million for the write-off of the associated deferred finance fees.

On March 30, 2005, the Company gave notice to its lending group that it had elected to make an optional prepayment in the aggregate amount of $159.3 million on the Term Loan D.  This payment plus interest was made on April 4, 2005 and paid off all the remaining loans under the 2003 credit facility. As a result of the accelerated principal payments on the credit facility, the Company recorded a charge against earnings of $2.6 million for the write-off of the associated finance fees and a gain of $1.7 million on the termination of the Company’s swap contracts that resulted in a net loss on early extinguishment of debt of $.9 million for the second quarter.

Long-term debt is as follows (in thousands):

	December 31, 2004	September 30, 2005
2003 Senior secured credit facility. This credit facility is secured by substantially all of the assets of the Company.	$270,000	$—
$ 200 million 11 1/8% senior subordinated notes. These notes were general unsecured obligations of the Company.	200,000	—
$ 175 million 8 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	175,000	175,000
$ 200 million 6 7/8% senior subordinated notes. These notes are general unsecured obligations of the Company.	200,000	200,000
$ 250 million 6 3/4% senior subordinated notes. These notes are general unsecured obligations of the Company	—	250,000
Capital leases	13,909	13,112
	858,909	638,112
Less: current maturities	(4,494)	(1,827)
Total long-term debt	$854,415	$636,285

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2005 (in thousands):

2005 (3 months)	$969
2006	1,895
2007	2,071
2008	2,270
2009	1,997
2010	201,028
Thereafter	427,882
Total minimum payments	$638,112

At September 30, 2005, the Company had a contingent obligation under letters of credit issued pursuant to the 2003 senior secured credit facility with face amounts aggregating $10.4 million.

The 2003 senior secured credit facility required the Company, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios.  In addition, the 2003 senior secured credit facility restricted, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.  The terms of the 2005 senior secured credit facility and the terms of the senior subordinated notes contain similar restrictions.  At September 30, 2005, the Company was in compliance with all required financial covenants.

On October 3, 2005, the Company closed on a $2.725 billion senior secured credit facility, also referred to as the “2005 senior secured credit facility” or “2005 credit facility,” to fund its acquisition of Argosy Gaming Company, or Argosy, including payment for all of Argosy’s outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries and the payment of related transaction costs, and to provide additional working capital.  Concurrent with this financing, the Company’s 2003 senior secured credit facility was terminated.

The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $236 million was initially drawn at closing), a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility. The 2005 credit facility also allows the Company to raise an additional $300 million in senior secured credit for project development and property expansion as well as to satisfy, if necessary, post-closing termination rights related to the Company’s sale earlier this year of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (which arise only in the event of certain materially adverse legislative or regulatory events).

10.                               Comprehensive Income

The Company reports comprehensive income in its consolidated statement of shareholders’ equity and comprehensive income.  Comprehensive income represents changes in shareholders’ equity from non-owner sources.  For the nine months ended September 30, 2004 and 2005 foreign currency translation adjustments and the change in fair value of interest rate swap contracts were the only items of other comprehensive income for the Company.

The following table presents information about comprehensive income (in thousands):

	Nine Months Ended September 30,
	2004	2005

Change in fair value of interest rate swaps contracts, net of income tax (benefit) of $918 and $(563), respectively	$1,502	$(1,046)
Foreign currency translation adjustment	35	106
Net Income	54,626	83,326
Total comprehensive income	$56,163	$82,386

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

The table below presents information about reporting segments (in thousands):

As of and for the nine months ended
September 30, 2005	Gaming	Racing	Eliminations (1)	Total
Revenue	$845,136	$42,964	$—	$888,100
Income from operations	131,138	1,096	—	132,234
Depreciation and Amortization	45,215	1,191	—	46,406
Total Assets	$2,871,566	$94,311	$(1,264,466)	$1,701,411

As of and for the nine months ended
September 30, 2004	Gaming	Racing	Eliminations (1)	Total
Revenue	$820,124	$43,256	$—	$863,380
Income from operations	160,654	3,229	—	163,883
Depreciation and Amortization	48,204	1,209	—	49,413
Total Assets	$2,669,948	$93,812	$(1,135,682)	$1,628,078

(1)                                  Primarily reflects elimination of intercompany investments, receivables and payables.

12.                               Litigation

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

The following events occurred in the third quarter, which have been reflected in the Company’s consolidated financial statements:

On July 22, 2005, certain affiliates of Eldorado acquired HCS pursuant to a Joint Plan approved by the United States Bankruptcy Court for the Western District of Louisiana.  Pursuant to the Joint Plan, the Company relinquished all ownership of HCS.  As a result of Eldorado’s acquisition, the Company recorded a non-cash pre-tax gain of approximately $58.3 million representing the aggregate amount of previously recorded losses.  The after-tax effect of the gain is approximately $37.9 million and has been recorded in the third quarter of 2005.

On July 15, 2005, Penn previously announced that its subsidiary, Louisiana Casino Cruises, Inc. (“LCCI”), had satisfied substantially all of the conditions to closing related to its proposed purchase of the property on which Casino Rouge conducts a significant portion of its dockside operations.  On August 16, 2005, LCCI and its lessor closed on the real estate transaction.  LCCI acquired the leased property for $30.5 million.  The closing settled all outstanding legal claims between the parties, which were dismissed by the parties with prejudice.  As a result of the transaction, the Company recorded a one-time settlement charge of approximately $28.2 million pre-tax, or $0.20 per diluted share after tax in the second quarter of 2005.

For a more complete description of the litigation matters discussed above and other litigation matters that could have a material impact on the Company's business, please see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

13.                               Subsidiary Guarantors

Under the terms of the 8 7/8% and 6 7/8% senior subordinated notes, all of the Company’s domestic subsidiaries are guarantors under the agreement, except for HWCC-Louisiana, Inc., HWCC-Shreveport, Inc.  HCS I, Inc., HCS II Inc., HCS-Golf Course, LLC, Hollywood Casino Shreveport and Shreveport Capital Corporation and their respective subsidiaries (the “Subsidiary Non-Guarantors”).  Following the consummation of the acquisition of Hollywood Casino Shreveport by Eldorado Resorts LLC on July 22, 2005, only HWCC-Shreveport, Inc. remained a Subsidiary Non-Guarantor.  The guarantees provided by our subsidiaries are full and unconditional, joint and several.  There are no significant restrictions in the indentures on the Company’s ability to obtain funds from its subsidiaries, except for the Subsidiary Non-Guarantors, by dividend or loan.  However, we note that in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.  The 6 3/4% notes are general unsecured obligations and are not guaranteed by the Company’s subsidiaries.

Summarized financial information as of December 31, 2004 and September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 for Penn, the Subsidiary Guarantors and Subsidiary Non-guarantors is as follows:

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of September 30, 2005
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$134,011	$146,955	$15,291	$11,509	$307,766
Net property and equipment, at cost	21,475	601,763	—	—	623,238
Other assets	914,188	1,136,758	(4,564)	(1,275,975)	770,407
Total	$1,069,674	$1,885,476	$10,727	$(1,264,466)	$1,701,411

Current liabilities	$112,445	$132,050	$7,064	$(211)	$251,348
Long-term liabilities	626,546	1,354,759	—	(1,039,156)	942,149
Shareholder’s equity	330,683	398,667	3,663	(225,099)	507,914
Total	$1,069,674	$1,885,476	$10,727	$(1,264,466)	$1,701,411

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2005
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$876,286	$81,495	$(340)	$957,441
Total operating expenses	21,862	722,733	78,260	(340)	822,515
Income (loss) from operations	(21,862)	153,553	3,235	—	134,926
Other income (expense)	23,307	(76,644)	46,952	(10)	(6,395)
Income (loss) before income taxes	1,445	76,909	50,187	(10)	128,531
Taxes (benefit) on income (loss)	47,398	(2,374)	181	—	45,205
Net income (loss)	$(45,953)	$79,283	$50,006	$(10)	$83,326

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Three months ended September 30, 2005
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$289,539	$12,516	$(113)	$301,942
Total operating expenses	7,029	240,430	9,681	(113)	257,027
Income (loss) from operations	(7,029)	49,109	2,835	—	44,915
Other income (expense)	14,487	(25,492)	52,040	—	41,035
Income before income taxes	7,458	23,617	54,875	—	85,950
Taxes on income	26,058	4,388	103	—	30,549
Net income	$18,600	$19,229	$54,772	$—	$55,401

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2005
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by (used in) operating activities	$115,286	$10,813	$(27,432)	$—	$98,667
Net cash provided by investing activities	213,994	(8,336)	—	—	205,658
Net cash provided by (used in) financing activities	(216,950)	(1,157)	(1)	—	(218,108)
Effect of exchange rate fluctuations on cash	—	173	(67)	—	106
Net increase in cash and cash equivalents	112,330	1,493	(27,500)	—	86,323
Cash and cash equivalents at beginning of period	3,020	56,307	28,293	—	87,620
Cash and cash equivalents at end of period	$115,350	$57,800	$793	$—	$173,943

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2004
Condensed Consolidating Balance Sheet (In thousands)
Current assets	$16,312	$139,769	$46,840	$5,046	$207,967
Net property and equipment, at cost	12,166	619,603	102,564	—	734,333
Other assets	1,164,341	656,555	(6,213)	(1,124,282)	690,401
Total	$1,192,819	$1,415,927	$143,191	$(1,119,236)	$1,632,701

Current liabilities	$73,786	$72,765	$191,067	$(4,280)	$333,338
Long-term liabilities	854,749	1,128,039	509	(1,082,026)	901,271
Shareholder’s equity	264,284	215,123	(48,385)	(32,930)	398,092
Total	$1,192,819	$1,415,927	$143,191	$(1,119,236)	$1,632,701

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2004
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$882,768	$116,631	$(1,169)	$998,230
Total operating expenses	17,482	698,280	116,392	(1,169)	830,985
Income (loss) from operations	(17,482)	184,488	239	—	167,245
Other income (expense)	27,854	(83,612)	(24,750)	(8)	(80,516)
Income (loss) before income taxes (benefit)	10,372	100,876	(24,511)	(8)	86,729
Taxes on income	6,708	25,287	108	—	32,103
Net income (loss)	$3,664	$75,589	$(24,619)	$(8)	$54,626

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Three months ended September 30, 2004
Condensed Consolidating Statement of Income (Loss) (In thousands)
Total revenues	$—	$294,498	$38,211	$(410)	$332,299
Total operating expenses	5,348	232,853	38,517	(410)	276,308
Income (loss) from operations	(5,348)	61,645	(306)	—	55,991
Other income (expense)	8,767	(27,068)	(10,507)	(8)	(28,816)
Income (loss) before income taxes (benefit)	3,419	34,577	(10,813)	(8)	27,175
Taxes on income	1,444	8,508	33	—	9,985
Net income (loss)	$1,975	$26,069	$(10,846)	$(8)	$17,190

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Nine months ended September 30, 2004
Condensed Consolidating Statement of Cash Flows (In thousands)
Net cash provided by operating activities	$44,408	$83,172	$4,350	$—	$131,930
Net cash provided by (used in) investing activities	33,723	(87,868)	(1,372)	—	(55,517)
Net cash provided by (used in) financing activities	(74,026)	(3,953)	3,164	—	(74,815)
Effect of exchange rate fluctuations on cash	—	54	(19)	—	35
Net increase in cash and cash equivalents	4,105	(8,595)	6,123	—	1,633
Cash and cash equivalents at beginning of period	11,217	43,412	26,938	—	81,567
Cash and cash equivalents at end of period	$15,322	$34,817	$33,061	$—	$83,200

14.                               Discontinued Operations

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

On July 6, 2005, HCS filed the Joint Plan with the United States Bankruptcy Court for the Western District of Louisiana, as amended to reflect the settlement reached by the parties, and the Bankruptcy Court entered an order confirming the amended Joint Plan.  The Joint Plan provided for the acquisition of HCS by certain affiliates of Eldorado and, on July 22, 2005, the acquisition was completed.  As a result, the Company recorded a non-cash pre-tax gain of approximately $58.3 million representing the aggregate amount of previously recorded losses.  The after-tax effect of the gain is approximately $37.9 million.

The Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of Hollywood Casino Shreveport as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Financial information for Hollywood Casino Shreveport was previously reported as part of the gaming reporting segment.

Summarized financial information as of December 31, 2004 and September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 for Hollywood Casino Shreveport is as follows:

HWCC-Louisiana, Inc. And Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2004	September 30, 2005
		(Unaudited)
Assets
Current assets	$32,779	$—
Property and equipment, net	102,564	—
Other assets	1,348	—
Total assets held for sale	$136,691	$—

Liabilities
Current liabilities	$158,046	$—
Other noncurrent liabilities	8,232	—
Total liabilities held for sale	$166,278	$—

HWCC-Louisiana, Inc. And Subsidiaries
Consolidated Statements Of Operations
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net Revenues	$33,627	$7,315	$104,681	$67,527
Income (loss) from Operations	$(247)	$2,623	$906	$2,780
Net (loss)	$(7,097)	$(2,291)	$(16,121)	$(5,474)

15.                               Sale of The Downs Racing, Inc.

On January 25, 2005, the Company completed the previously announced sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (MTGA) for approximately $280 million.  Reflecting taxes, post closing adjustments, fees and other expenses, the Company realized net proceeds of approximately $175 million, which, in accordance with the Company’s credit agreement, must be used to retire debt or reinvested in capital expenditures.  The Company recorded the net proceeds, after paying down approximately $60 million of the senior credit facility, as restricted cash.  The Company applied the remaining balance of the restricted cash, of approximately $97.0 million, to senior debt reduction in April 2005.  Under the terms of the agreement, MTGA acquired The Downs Racing, Inc. and its subsidiaries including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and Lehigh Valley (Allentown).  The sale agreement provides MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events.  Under generally accepted accounting principles, the net book gain on this transaction of approximately $125.9 million (net of $97.7 million of income taxes) will not be recorded as a sale until the post closing termination rights have expired.

As of September 30, 2005 and for the period January 1, 2005 through January 25, 2005, the Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Financial information for The Downs Racing, Inc. and its subsidiaries was previously reported as part of the racing reporting segment.

Summarized financial information as of December 31, 2004 and September 30, 2005 and for the three and nine months ended September 30, 2004 and 2005 for The Downs Racing, Inc. and its subsidiaries is as follows:

The Downs Racing, Inc. And Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2004	September 30, 2005
		(Unaudited)
Assets
Current assets	$985	$33
Property and equipment, net	34,375	34,385
Other assets	16,635	16,565
Total restricted assets for sale	$51,995	$50,983

Liabilities
Current liabilities	$5,341	$—
Other noncurrent liabilities	9,364	—
Total restricted liabilities for sale	$14,705	$—

The Downs Racing, Inc. And Subsidiaries
Consolidated Statement Of Operations
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Net Revenues	$10,119	$—	$30,169	$1,813
Income (loss) from Operations	$1,113	—	$3,447	$(86)
Net (loss) income	$715	$—	$2,203	$(38)

16.                               Subsequent Events

On October 3, 2005, the Company completed the acquisition of Argosy Gaming Company. As previously announced, Argosy’s stockholders received $47.00 per share in cash for each share of common stock.  The acquisition is valued at approximately $2.2 billion, including approximately $791.3 million of long-term debt of Argosy and its subsidiaries.

Penn acquired six Argosy casino entertainment facilities, although the Company agreed to divest three of those properties to expedite the receipt of the regulatory approvals and complete the merger.  On October 25, 2005 the Company completed the sale of Argosy Casino-Baton Rouge to an affiliate of Columbia Sussex Corporation for $150 million in cash.  The Company intends to use the approximately $125 million in net after-tax proceeds from the sale to reduce debt.  At the time Argosy Casino-Baton Rouge was acquired, it was classified as an asset held for sale by the Company.  Pursuant to an agreement with the Illinois Gaming Board, the Company has until December 31, 2006 to enter into definitive sale agreements for the Argosy Alton, Illinois and Joliet, Illinois properties.

Also on October 3, 2005 the Company closed on a $2.725 billion senior secured credit facility to fund its acquisition of Argosy, including payment for all of Argosy’s outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries and the payment of related transaction costs, and to provide additional working capital.  Concurrent with this financing, the Company’s 2003 senior credit facility was terminated.  The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $236 million was initially drawn at closing), a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility. The 2005 credit facility also allows the Company to raise an additional $300 million in senior secured credit for project development and property expansion as well as to satisfy, if necessary, the post-closing termination rights related to the Company’s sale earlier this year of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (which arise only in the event of certain materially adverse legislative or regulatory events).

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and operator of gaming properties with a focus on slot machine entertainment, as well as horse racetracks and associated off-track wagering facilities, or OTWs.  Following the Argosy acquisition, we operate fifteen facilities in thirteen jurisdictions including Colorado, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, Ohio, Pennsylvania, West Virginia and Ontario.  In aggregate, our facilities feature over 17,500 slot machines, over 400 table games, over 2,000 hotel rooms and approximately 575,000 square feet of gaming floor space in addition to five race tracks and six off-track wagering facilities. We operate in two reporting segments, gaming and racing, and derive substantially all of our revenues from such operations.  We believe that our portfolio of assets provides us with a diversified cash flow from operations.

In addition to the growth opportunities at the Argosy Gaming Company properties we acquired on October 3, 2005, we have two near-term growth opportunities, namely developing a permanent slot facility at Penn National Race Course and operating Maine’s first slot facility in Bangor, which opened on November 4, 2005.  During the third quarter, we advanced our development in Maine and completion of the acquisition of Argosy.  In addition we expect that recent positive legislative actions will contribute to our ability to generate future financial growth.

In late May, the Illinois legislature and the gaming industry reached a compromise which provided for a gaming tax rollback on July 1, 2005 from a top tax rate of 70% to the previous 50% top rate, and the $5 admissions tax was reduced to $3.  Under the new legislation, gaming operators will guarantee to the state for the next two years the amount of state wagering taxes paid during Illinois’ 2005 fiscal year.  We are confident that our strong local management teams will prudently invest in marketing and other areas that can promote higher attendance and extend financial growth at our three Illinois properties: Hollywood Casino Aurora, the Argosy Alton Belle and Argosy’s Empress casinos.  On October 27, 2005 the Illinois House of Representatives voted to approve proposed legislation that would eliminate riverboat gambling.  If the Illinois Senate were to pass the bill eliminating river boat gambling, our business would be materially impacted.  However, leadership in the Illinois Senate has indicated that the Senate will not pass this bill.

On October 3, 2005, the Company completed the acquisition of Argosy Gaming Company. As previously announced, Argosy’s stockholders received $47.00 per share in cash for each share of common stock.  The acquisition is valued at approximately $2.2 billion, including approximately $791.3 million of long-term debt of Argosy and its subsidiaries.  The acquisition is expected to be immediately accretive to earnings per share.  In addition, the Company closed on a new $2.725 billion senior secured credit facility to fund the acquisition and to provide additional working capital.

We acquired six Argosy casino entertainment facilities, although, to expedite the receipt of the regulatory approvals required to complete the merger, we agreed to divest three of those properties.  On October 25, 2005, we completed the sale of the Argosy Casino-Baton Rouge to Columbia Sussex for $150 million before working capital adjustments and, pursuant to an agreement with the Illinois Gaming Board, has until December 31, 2006 to enter into definitive sale agreements for the Alton, Illinois and Joliet, Illinois properties.

In Pennsylvania, where we are developing a new gaming and racing facility at Penn National Race Course, there were positive legal rulings and advancements in establishing the State’s regulatory infrastructure.  In late June, the Pennsylvania Supreme Court ruled that Act 71, the law legalizing slot machines in the state, is constitutional.  The Pennsylvania Gaming Control Board accelerated its administrative process in the wake of the Supreme Court decision and has recently added legal and enforcement personnel to its staff.  As a result of delays in finalizing the gaming machine distributorship structure, the Pennsylvania Gaming Control Board recently indicated that it expects to license race tracks for the operation of slots by the second quarter of 2006.  We plan to file our applications for a Conditional Category 1 license and a Category 1 license later in the fourth quarter of 2005.  We expect to open our new Harrisburg-area facility approximately one year following licensing.

In the second quarter we completed a $3.8 million acquisition of an off-track betting facility in Bangor, Maine to house our temporary slot operations in the state.  The facility was renovated at a cost of $17.4 million, including slot machines, during the third quarter and commenced operations with approximately 475 slots at this site on November 4, 2005.  Plans for a permanent facility are currently underway.

We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and pursuing strategic acquisitions of gaming properties.

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

Due to the post-closing termination rights in the sales agreement with MTGA, we continue to classify the assets, liabilities and results of operations for The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities held for sale and discontinued operations in accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The gain on this transaction has not been recognized as of September 30, 2005 since the sale has not yet been deemed complete.  Financial information for The Downs Racing, Inc. and its subsidiaries was previously reported as part of the racing reporting segment.  For a discussion of discontinued operations please see the subsection entitled “Discontinued Operations” below.

Results of Continuing Operations

The following are the most important factors and trends that affect our operating performance:

•                                          Most of our properties operate in mature competitive markets.  As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions and, to a lesser extent, property expansion in under-penetrated markets.

•                                        The continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, as illustrated by our experience in Illinois.

•                                        Consistent with the consolidation trend in the gaming industry, the Company has been very active in acquisitions.  We have acquired five casino properties, the Casino Rama management contract, and Bangor Historic Track, Inc., since January 1, 2001, and on October 3, 2005 we completed our acquisition of Argosy Gaming Company.

•                                        A number of states are currently considering or implementing legislation to legalize or expand gaming.  Such legislation presents potential opportunities to establish new properties (for instance in Pennsylvania and Maine), and potential competitive threats to business at our existing properties (such as Maryland, Ohio, Kentucky and Kansas).  The timing and occurrence of these events remain uncertain.  Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

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

•                                        Financing in a favorable interest rate environment and under an improved credit profile that facilitates our growth.

•                                        The impact of Hurricane Katrina on our facilities and the Mississippi Gulf Coast.

•                                        The successful execution of the development and construction activities currently underway at a number of our facilities.

•                                        The successful integration of the Argosy properties, as well as the result of the divestiture of the two Argosy Illinois properties.

Three months ended September 30, 2004 compared to three months ended September 30, 2005

The results of continuing operations by property for the three months ended September 30, 2004 and 2005 are summarized below (in thousands):

	Revenues(1)		Income from operations
	2004	2005	2004	2005
Gaming Segment
Charles Town Entertainment Complex	$104,503	$118,440	$25,809	$29,408
Hollywood Casino Aurora	58,509	62,261	15,358	17,842
Casino Rouge	26,022	30,397	5,766	8,897
Hollywood Casino Tunica	30,306	28,297	5,122	5,096
Casino Magic-Bay St. Louis	25,507	16,450	1,528	(10,809)
Boomtown Biloxi	16,816	10,860	1,611	(5,236)
Bullwhackers	8,289	8,775	1,101	876
Casino Rama Management Contract	4,584	5,201	4,252	4,829
Corporate overhead	—	—	(5,987)	(7,754)
Total Gaming Segment	274,536	280,681	54,560	43,149
Racing Segment
Penn National Race Course and OTWs	13,454	13,213	996	(75)
Bangor Historic Track (2)	563	733	(106)	(780)
Total Racing Segment	14,017	13,946	890	(855)
Total	$288,553	$294,627	$55,450	$42,294

(1)                                  Revenues are net of promotional allowances.
(2)                                  Reflects results since February 12, 2004 acquisition.

Revenues

Net revenues, three months ended September 30, 2005

(In thousands)

	Gaming	Racing	Total
Gaming	$257,514	$—	$257,514
Racing	—	12,247	12,247
Management service fee	5,201	—	5,201
Food, beverage and other revenue	31,794	1,699	33,493
Gross revenue	294,509	13,946	308,455
Less: Promotional allowances	(13,828)	—	(13,828)
Net revenues	$280,681	$13,946	$294,627

Net revenues, three months ended September 30, 2004

(In thousands)

	Gaming	Racing	Total
Gaming	$251,372	$—	$251,372
Racing	—	12,193	12,193
Management service fee	4,584	—	4,584
Food, beverage and other revenue	35,322	1,824	37,146
Gross revenue	291,278	14,017	305,295
Less: Promotional allowances	(16,742)	—	(16,742)
Net revenues	$274,536	$14,017	$288,553

Net revenues for the three-month period ended September 30, 2005 increased by $6.1 million, or 2.1%, to $294.6 million from $288.5 million in 2004.  The properties with the largest revenue increases this quarter were: Charles Town Entertainment Complex, due to the addition of gaming space and slot machines; Hollywood Casino Aurora, due to an increase in admissions resulting from marketing programs in response to the rollback of gaming and admissions taxes in Illinois; and Casino Rouge which benefited from an increase in population in the Baton Rouge area consisting of people displaced by Hurricane Katrina as well as assisting in the hurricane relief efforts.  Offsetting these gains were significant decreases in revenues at Casino Magic–Bay St. Louis and Boomtown Biloxi.  Both properties sustained extensive damage from Hurricane Katrina on August 29, 2005 and will remain closed until repairs are completed.

Gaming revenues

Gaming revenue increased by $6.1 million, or 2.4%, to $257.5 million in 2005 from $251.4 million in 2004.  Of this total, Charles Town Entertainment Complex increased gaming revenue by $12.6 million, or 13.1%, over the same period last year due to the addition of new slot machines and gaming space and the expansion of the parking garage in May of 2005.  The average number of gaming machines in play increased to 4,473 in 2005 from 3,765 in 2004 with the average win per machine of $264 and $278 per day, respectively.

At Casino Rouge, gaming revenue increased by $4.4 million, or 17.1%, in 2005.  The majority of the growth in patron visits and gaming revenues occurred in the aftermath of Hurricane Katrina as the population of Baton Rouge swelled with displaced residents and businesses from the New Orleans area and people assisting in the relief effort, during which time all of the casinos in the New Orleans and Mississippi Gulf Coast areas were closed.

On the Gulf Coast, Casino Magic-Bay St. Louis and Boomtown Biloxi sustained extensive damage from Hurricane Katrina on August 29, 2005 and remain closed.  As a result, we experienced gaming revenue decreases at Casino Magic–Bay St. Louis and Boomtown Biloxi of $8.2 million and $5.2 million, respectively.  Hollywood Casino Tunica continues to experience a decline in gaming revenue as gaming revenues decreased by $2.2 million in 2005 compared to the same period in 2004.  Player counts from the Northern Arkansas/Oklahoma market as well as the Birmingham, Alabama market continue to be weak as a result of increased competition from competitors offering improved products and amenities.

At Hollywood Casino Aurora, we had an increase in gaming revenues of $4.2 million, or 7.4%, in 2005 compared to 2004.  During the third quarter of 2005, Illinois rolled back its gaming tax to pre-June 2003 levels and reduced the admissions tax from $4.00 to $3.00.  As a result, we initiated a number of marketing programs that are focused on bringing back customers that were affected by the operational and marketing changes we made in response to the gaming and admissions tax increases in 2003.  These programs included the elimination of admissions charges, significant advertising of the free admission policy and the mailing of cash and food incentives to individuals who have not visited our property since 2003.

Management service fees from Casino Rama increased by $.6 million, or 13.5%, to $5.2 million in 2005 from $4.6 million in 2004.  The increase in management service fees is a result of marketing programs that focus on trip generation, recent visitors, the hotel and convention center and the concert program.  These programs have increased slot play in the casino.

Food, beverage and other revenue decreased in 2005 by $3.5 million, or 10.0%, to $31.8 million from $35.3 million in 2004.  Charles Town Entertainment Complex had an increase in food, beverage and other revenue of $1.2 million due to increased patron visits and additional revenue from the Terrace Dining Room and Longshots Bar and Deli arising in part from 24 additional live race days in 2005 compared to 2004.  At Casino Magic-Bay St. Louis and Boomtown Biloxi, food, beverage and other revenues decreased by $3.2 million primarily as a result of being closed due to the extensive damage caused by Hurricane Katrina.  Hollywood Casino Aurora had a $1.6 million decrease in non-gaming revenue primarily attributable to the elimination of the admissions charge.  Excluding lost admissions revenues, the casino had an increase in non-gaming revenue of $.3 million due to increased patronage.

Promotional allowances decreased in 2005 by $2.9 million to $13.8 million from $16.7 million in 2004.  Approximately $1.6 million of the decrease is attributable to our two Gulf Coast casinos being closed.  Hollywood Casino Aurora accounted for another $1.1 million decrease as a result of admissions fees no longer being provided on a complimentary basis.

Racing revenues

Net racing revenues at Penn National Race Course and its OTW facilities were approximately $13.2 million and $13.5 million for 2005 and 2004, respectively, on three fewer live race days.  Bangor Historic Track had an increase in racing revenues of $.2 million in 2005 as a result of its purchase of an off-track betting facility in Bangor, Maine.

There were no material changes in food, beverage and other revenues at our racing properties.

Operating Expenses

Operating expenses, three months ended September 30, 2005 (In thousands)

	Gaming	Racing	Total
Gaming	$144,225	$—	$144,225
Racing	—	9,917	9,917
Food, beverage and other expenses	23,242	1,617	24,859
General and administrative	36,368	2,880	39,248
Hurricane expense	19,142	—	19,142
Depreciation and amortization	14,556	386	14,942
Total operating expenses	$237,533	$14,800	$252,333

Operating expenses, three months ended September 30, 2004 (In thousands)

	Gaming	Racing	Total
Gaming	$138,990	$—	$138,990
Racing	—	9,536	9,536
Food, beverage and other expenses	23,143	1,108	24,251
General and administrative	41,741	2,093	43,834
Depreciation and amortization	16,101	391	16,492
Total operating expenses	$219,975	$13,128	$233,103

Operating expenses increased by $19.1 million, or 8.2%, from $233.1 million in 2004 to $252.3 million in 2005.  The increase in operating expenses were primarily driven by expenses incurred as a result of Hurricane Katrina.

Gaming operating expenses

Gaming expenses increased in 2005 by $5.2 million, or 3.8%, to $144.2 million from $139.0 million in 2004.  At the Charles Town Entertainment Complex, due to the addition of new slot machines since last year, gaming expenses increased by $7.9 million, or 13.2%, over the same period of last year.  Of this total, gaming taxes increased by $6.3 million, which was a result of the increase in gaming revenues.  The remainder of the increase at Charles Town was the result of additional staffing and operating costs related to the increase in gaming machines and floor space.  Casino Rouge had an increase in gaming expenses of $1.0 million primarily due to higher gaming taxes associated with the growth in revenue.  Casino Magic–Bay St. Louis and Boomtown Biloxi had a decrease in gaming expenses of $4.7 million because of being closed since August 29, 2005 because of Hurricane Katrina.  At our other properties that had an increase or decrease in gaming revenues, we had a corresponding increase or decrease in gaming taxes, which is the largest component of gaming operating expenses.  At our properties that have purchased new slot machines or converted slot machines to ticket-in, ticket-out technology, we have benefited from savings in labor costs and slot machine lease costs.

Food, beverage and other expenses were approximately $23.2 million in each of 2005 and 2004.   Expenses increased at Charles Town, Casino Rouge and Hollywood Casino – Aurora as a result of increases in salaries, wages and other benefits, operating costs and higher cost of goods sold as a result of an increase in volume from increased patron visits.  These expense increases were offset by a decrease in expenses due to being closed in September at Casino Magic–Bay St. Louis and Boomtown Biloxi.

General and administrative expenses decreased by $5.3 million to $36.4 million in 2005 from $41.7 million in 2004.  General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit.  Expenses decreased by approximately $7.1 million due to the closing of our two Gulf Coast properties on August 29, 2005.  Corporate overhead expenses increased by $1.7 million for the three months ended September 30, 2005 as compared to the same period in 2004.  We incurred additional payroll expense for staffing at the corporate office, legal fees associated with the Hollywood Casino Shreveport bankruptcy filing and land lease litigation, and higher payroll taxes as a result of the exercise of stock options.

Depreciation and amortization expense decreased by $1.5 million, or 9.6%, to $14.6 million in 2005 from $16.1 million in 2004.  The decrease was primarily a result of assets becoming fully depreciated from the

Mississippi properties acquisition in 2000, suspending depreciation on the Mississippi properties as a result of Hurricane Katrina and accelerated depreciation taken in 2004 for assets that were replaced or are no longer in service.

Racing operating expenses

Total racing expenses at Penn National Race Course, its OTW facilities and Bangor Historic Track increased in 2005 by $1.7 million, or 12.7%, to $14.8 million from $13.1 million in 2004.

Racing expenses that have a direct relationship to racing revenue such as purse expense, pari-mutuel taxes, simulcast fees and totalisator expense all decreased along with the decrease in racing revenues at our Penn National Race Course and its OTW facilities.  At Bangor Historic Track racing expenses increased due to the operation of the off-track betting facility at the racetrack that started this period.

General and administrative expenses at both facilities have increased as a result of the hiring of new management staff for the planning and development of two new gaming operations: the Bangor gaming facility that opened on November 4, 2005 in Bangor and new facilities at Penn National Race Course.

Income from operations

Operating income decreased by $13.2 million, or 23.8%, to $42.3 million in 2005 from $55.5 million in 2004.  The decrease was primarily caused by the charge taken for hurricane expenses of $19.1 million and lost income from closing Casino Magic–Bay St. Louis and Boomtown Biloxi.  The decrease was offset in part by the growth of income from operations at Charles Town, Casino Rouge and Hollywood Casino Aurora which accounted for $3.6 million, $3.1 million and $2.5 million, respectively.

Other income (expense)

Other income (expense) summary (in thousands):

Three Months Ended September 30,	2004	2005
Interest expense	$(18,970)	$(12,824)
Interest income	483	958
Earnings from joint venture	205	230
Other, net	(186)	532
Loss on early extinguishment of debt	—	—
Total other expenses, net	$(18,468)	$(11,104)

Interest expense decreased by $6.1 million for the three months ended September 30, 2005 compared to the same period in 2004 as a result of reducing our debt from $909.8 million on September 30, 2004 to $638.1 million on September 30, 2005 and by refinancing debt.

Interest income increased by $.5 million as a result of investing available excess cash from operations that would have been applied to debt repayment.  Other income consists of a payment in connection with the settlement of a class action suit brought by the State of New York against our insurance broker and changes in currency exchange rates.

Discontinued Operations

Discontinued operations reflect the results of Hollywood Casino Shreveport and The Downs Racing, Inc.  We had a loss, net of tax benefit from discontinued operations of $6.4 million and $2.3 million in 2004 and 2005, respectively.  On August 27, 2004 Hollywood Casino Shreveport entered into an agreement of sale with Eldorado Resorts LLC (“Eldorado”).  On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS. On July 6, 2005, the Bankruptcy Court entered an order confirming the Chapter 11 plan that provided for the acquisition of Hollywood Casino Shreveport by affiliates of Eldorado and, on July 22, 2005, the acquisition was completed.  On October 15, 2004 we announced the sale of The Downs Racing, Inc. and its related OTW facilities, to the Mohegan Tribal Gaming Authority.  The sale was completed on January 25, 2005.  We have reflected the results of Hollywood Casino Shreveport by classifying the assets, liabilities and results of operations as assets and liabilities held for sale and discontinued

operations.  For The Downs Racing, Inc., we have classified the assets, liabilities and results of operations as restricted assets and liabilities for sale and discontinued operations at September 30, 2005.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2005

The results of continuing operations by property for the nine months ended September 30, 2004 and 2005 are summarized below (in thousands):

	Revenues(1)		Income from operations
	2004	2005	2004	2005
Gaming Segment
Charles Town Entertainment Complex	$300,079	$334,490	$70,745	$83,300
Hollywood Casino Aurora	174,853	180,022	44,591	48,371
Casino Rouge	81,980	91,103	20,178	(1,865)
Hollywood Casino Tunica	91,059	85,058	15,335	14,029
Casino Magic-Bay St. Louis	82,165	69,942	8,652	(4,436)
Boomtown Biloxi	53,784	46,153	6,694	1,123
Bullwhackers	24,254	24,403	2,769	1,705
Casino Rama Management Contract	11,950	13,968	11,074	12,959
Corporate overhead	—	—	(19,384)	(24,048)
Total Gaming Segment	820,124	845,139	160,654	131,138
Racing Segment
Penn National Race Course and OTWs	42,310	41,746	3,500	2,086
Bangor Historic Track (2)	946	1,215	(271)	(990)
Total Racing Segment	43,256	42,961	3,229	1,096
Total	$863,380	$888,100	$163,883	$132,234

(1)                                  Revenues are net of promotional allowances.
(2)                                  Reflects results since February 12, 2004 acquisition.

Revenues

Net revenues, nine months ended September 30, 2005  (In thousands)

	Gaming	Racing	Total
Gaming	$773,491	$—	$773,491
Racing	—	37,768	37,768
Management service fee	13,968	—	13,968
Food, beverage and other revenue	105,030	5,196	110,226
Gross revenue	892,489	42,964	935,453
Less: Promotional allowances	(47,353)	—	(47,353)
Net revenues.	$845,136	$42,964	$888,100

Net revenues, nine months ended September 30, 2004 (In thousands)

	Gaming	Racing	Total
Gaming	$751,165	$—	$751,165
Racing	—	37,738	37,738
Management service fee	11,950	—	11,950
Food, beverage and other revenue	106,417	5,518	111,935
Gross revenue	869,532	43,256	912,788
Less: Promotional allowances	(49,408)	—	(49,408)
Net revenues.	$820,124	$43,256	$863,380

Net revenues for the nine-month period ended September 30, 2005 increased by $24.7 million, or 2.9%, to $888.1 million from $863.4 million in 2004.  The properties with the largest revenue changes this quarter were Charles Town Entertainment Complex due to the addition of gaming space and slot machines, Hollywood Casino Aurora and Casino Rouge, which both had strong third quarters.  These increases were offset by decreases in revenues at Hollywood Casino Tunica and our Casino Magic–Bay St. Louis and Boomtown Biloxi properties which have both been closed since August 29, 2005 as a result of extensive hurricane damage.  Net revenues at our racing properties were approximately $43.0 million each period.

Gaming revenues

Gaming revenue increased by $22.3 million, or 3.0%, to $773.5 million in 2005 from $751.2 million in 2004.  Of this total, Charles Town Entertainment Complex increased gaming revenue by $32.7 million, or 11.9%, over the same period last year due to the addition of new slot machines, gaming floor space and additional parking for patrons.  The average number of gaming machines in play increased to 4,101 in 2005 from 3,614 in 2004 with the average win per machine of $274 and $277 per day, respectively.

At Casino Rouge, gaming revenue increased by $8.9 million, or 11.1%, in 2005.  Through the first six months the primary reason for the revenue increase was a change in mix of slot machines to the highly popular low denomination video slot machines which have generated higher win per unit and higher hold percentages than the machines that were replaced and increased attendance from the participants and guests attending the American Bowling Conference national championship tournament.  During the third quarter, revenue increased significantly due to the aftereffects of Hurricane Katrina, including an increase in the Baton Rouge population.

On the Gulf Coast, Casino Magic-Bay St. Louis and Boomtown Biloxi had been experiencing gaming revenue decreases prior to the hurricane.  We believe the primary reason for the decline in revenue was aggressive marketing campaigns by our competitors.  Both properties sustained extensive damage from Hurricane Katrina on August 29, 2005 and have been closed since that date, contributing to the decrease in revenues for the year.

Hollywood Casino Tunica also experienced a gaming revenue decrease in 2005 compared to the same period in 2004.  Player counts from the Northern Arkansas/Oklahoma market as well as the Birmingham, Alabama market have declined as a result of the Native American casinos in these markets making improvements to their product offerings and amenities.  In the Tunica market, our competitors have been installing more of the popular penny and multi-denominational slot machines, which also had a negative effect on our business.  Our Tunica property has not seen any significant impact on gaming revenues from the closing of the casinos on the Gulf Coast.

At Hollywood Casino Aurora, we had an increase in gaming revenues of $5.8 million in 2005 compared to 2004.  Gaming revenues increased as a result of our marketing efforts to increase the number of visitations by our customers and changes to the slot floor.  During the third quarter of 2005, Illinois rolled back its gaming tax to pre-June 2003 levels and reduced the admissions tax from $4.00 to $3.00.  As a result, we initiated a number of marketing programs that are focused on bringing back customers affected by the operational and marketing changes we made in response to the gaming and admissions tax increases in 2003.  These programs included the elimination of admissions charges, significant advertising of the free admission policy and the mailing of cash and food incentives to individuals who had not visited our property since 2003.

Management service fees from Casino Rama increased by $2.0 million, or 16.9%, to $14.0 million in 2005 from $12.0 million in 2004.  The increase in management service fees is a result of marketing programs that focus on trip generation, recent visitors, the hotel and convention center and the concert program.  These programs have increased slot play in the casino.

Food, beverage and other revenue decreased in 2005 by $1.4 million, or 1.3%, to $105.0 million from $106.4 million in 2004.  Charles Town Entertainment Complex had an increase in food, beverage and other revenue of $2.5 million due to increased patron visits, the opening of the Sundance restaurant for lunch and an increase in revenues in the Terrace Dining Room and Longshots Bar and Deli that was a result of an additional 24 days of live racing at the track.  Casino Rouge also had an increase in revenues of $1.1 million for the period as a result of higher beverage revenue from self-serve beverage stations and higher buffet revenues from increased attendance.  Offsetting the increases were decreases at Hollywood Casino Aurora which had a $1.7 million decrease in non-gaming revenue primarily attributable to the elimination of the admissions charge and Casino Magic–Bay St. Louis and Boomtown Biloxi which have been closed since August 29, 2005.

Promotional allowances decreased in 2005 by $2.0 million to $47.4 million from $49.4 million in 2004.  Of the $2.0 million, a $.7 million increase was attributed to Charles Town because of the expansion of the facility and marketing efforts to increase rated play.  At Casino Rouge, promotional allowances increased by $.9 million as a result of providing complimentary beverages at our self-serve beverage stations and providing other awards to our higher-value players’ club members.  Hollywood Casino Tunica reduced their promotional allowance expense by $1.1 million as management continues to adjust their marketing programs.  Hollywood Casino Aurora accounted for another $1.1 million decrease as a result of admissions fees no longer being comped for customers.  The remaining decrease is a result of the closing of the Gulf Coast properties due to the hurricane.

Racing revenues

Net racing revenues at our Penn National Race Course, its OTW facilities and Bangor Historic Track decreased in 2005 by $.3 million to $43.0 million from $43.3 million in 2004.

There were no significant changes in food, beverage and other revenues at our racing properties.

Operating Expenses

Operating expenses, nine months ended September 30, 2005 (In thousands)

	Gaming	Racing	Total
Gaming	$427,086	$—	$427,086
Racing	—	29,376	29,376
Food, beverage and other expenses	70,377	3,816	74,193
General and administrative	124,002	7,486	131,488
Settlement costs	28,175	—	28,175
Hurricane expense	19,142	—	19,142
Depreciation and amortization	45,215	1,191	46,406
Total operating expenses	$713,997	$41,869	$755,866

Operating expenses, nine months ended September 30, 2004  (In thousands)

	Gaming	Racing	Total
Gaming	$411,814	$—	$411,814
Racing	—	29,369	29,369
Food, beverage and other expenses	69,583	3,572	73,155
General and administrative	129,866	5,880	135,746
Depreciation and amortization	48,204	1,209	49,413
Total operating expenses	$659,467	$40,030	$699,497

Operating expenses increased by $56.4 million, or 8.1%, to $755.9 million in 2005 from $699.5 million in 2004.  The increase in operating expenses for the period were primarily driven by the expansion at Charles Town, the settlement cost of $28.2 million in connection with the settlement of the litigation involving Casino Rouge and the $19.1 million hurricane expense charge taken in the third quarter for the cost of Hurricane Katrina.

Gaming operating expenses

Gaming expenses increased in 2005 by $15.3 million, or 3.7%, to $427.1 million from $411.8 million in 2004.  At the Charles Town Entertainment Complex, due to the addition of new slot machines since last year, gaming expenses increased by $19.8 million, or 11.6%, over the same period of last year.  Of this total, gaming taxes increased by $17.0 million, which was a result of the increase in gaming revenues.  The remainder of the increase at Charles Town was the result of additional staffing and operating costs related to the increase in gaming machines.  Casino Rouge had an increase in gaming expenses of $2.4 million primarily due to higher gaming taxes associated with the growth in revenue, an increase in marketing expense related to the bowling tournament and higher database marketing, promotion and event promotions.  Hollywood Casino Aurora had an increase in gaming expenses of $1.5 million as a result of higher gaming taxes that were partially offset by labor reductions that resulted from the implementation of ticket-in, ticket-out slot machine technology.  These expense increases were partially offset by decreases at Casino Magic–Bay St. Louis and Boomtown Biloxi as a result of the hurricane.  At our properties that had a decrease in gaming revenues, we had a corresponding decrease in gaming taxes, which is the largest component of gaming operating expenses.  At our properties that have purchased new slot machines or converted slot machines to ticket-in, ticket-out technology, we have benefited from savings in our labor costs and slot machine lease costs.

Food, beverage and other expenses increased in 2005 by $.8 million to $70.4 million from $69.6 million in 2004 as a result of an increase in food, beverage and other revenue.

General and administrative expenses decreased by $5.9 million to $124.0 million in 2005 from $129.9 million in 2004.  General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit.  Most of our properties reduced their general and administration costs as expenses were lower for property and general liability insurance, health insurance and land leases (which are based on a percent of revenue).  Charles Town had a increase of $2.0 million in general and administrative expenses primarily due to an increase in wages and benefits and utilities.  Corporate overhead expenses increased by $4.7 million for the nine months ended September 30, 2005 as compared to the same period in 2004.  We incurred additional audit fees and additional internal audit department costs this period relative to compliance with the rules promulgated in accordance with the Sarbanes-Oxley Act of 2002, particularly Section 404 (dealing with internal controls over financial reporting), an increase in legal fees associated with the Hollywood Casino Shreveport bankruptcy filing and the Casino Rouge land lease litigation, added payroll expense for staffing at the corporate office and higher payroll taxes as a result of the exercise of stock options.

In addition, during the second quarter, Casino Rouge recorded a one-time settlement charge in the amount of $ 28.2 million.  The charge was part of the $30.5 million Settlement and Property Purchase Agreement to terminate litigation between the parties, terminate the lease and mutually release all claims against each party.  The property consists of 12.6 acres of land on the Mississippi River on which Casino Rouge conducts a significant portion of its dock-side operations.

During the third quarter we recognized a pre-tax charge of $19.1 million ($12.4 million after-tax) associated with the expenses incurred from Hurricane Katrina. The costs include property insurance and business interruption policy deductible expense (approximately $10.2 million), compensation being paid to employees through November 30, 2005 that exceeds the ordinary payroll limits under the business interruption policy (approximately $4.1 million), the purchase of replacement flood insurance for coverage during the remaining insurance policy term (approximately $3.6 million), contributions to the Penn National Gaming Foundation for the Hurricane Katrina relief project (approximately $1.0 million) and costs for insurance claim consultants (approximately $.2 million). The charge does not reflect any loss resulting from the damage to the land-based facilities and casino barges at Casino Magic-Bay St. Louis and Boomtown Biloxi, as this amount is not yet known. However, we believe that any loss will be fully recoverable under our all risk insurance policy.

Depreciation and amortization expense decreased by $3.0 million, or 6.2%, to $45.2 million in 2005 from $48.2 million in 2004.  The decrease was primarily a result of assets becoming fully depreciated from the Mississippi properties acquisition in 2000, suspending depreciation on the Mississippi properties as a result of Hurricane Katrina and accelerated depreciation taken in 2004 for assets that were replaced or are no longer in service.

Racing operating expenses

Total racing expenses at Penn National Race Course, its OTW facilities and Bangor Historic Track increased in 2005 by $1.8 million, or 4.6%, to $41.9 million from $40.1 million in 2004.  Penn National Race Course’s administrative expenses increased as a result of the hiring of new management staff for the planning and development of the new gaming operations and an additional charge for workers’ compensation claims.  Bangor Historic Track racing expenses increased as a result of adding the off-track betting facility operations in the third quarter and the hiring of new management staff for the operations of the temporary gaming facility that opened on November 4, 2005.

Income from operations

Operating income decreased by $31.7 million, or 19.3%, to $132.2 million for the nine months ended September 30, 2005 from $163.9 million in 2004.  The decrease was primarily caused by the Casino Rouge settlement costs, the hurricane expense charge of $19.1 million and the closing of Casino Magic–Bay St. Louis and Boomtown Biloxi since Hurricane Katrina on August 29, 2005. The decrease was offset in part by the growth of income from operations at Charles Town, Hollywood Casino Aurora and Casino Rouge, which accounted for $12.6 million, $3.8 million, and $6.1 million, excluding the settlement charge, respectively.

Other income (expense)

Other income (expense) summary (in thousands):

Nine months ended September 30,	2004	2005
Interest expense	$(57,590)	$(41,652)
Interest income	1,299	3,180
Earnings from joint venture	1,298	1,216
Other, net	(796)	438
Loss on early extinguishment of debt	—	(16,673)
Total other expenses, net	$(55,789)	$(53,491)

Interest expense decreased by $15.9 million for the nine months ended September 30, 2005 compared to the same period in 2004 as a result of reducing our debt from $909.8 million on September 30, 2004 to $638.1 million on September 30, 2005 and by refinancing debt.  In the nine months ended September 30, 2005 we recorded a pre-tax charge of $2.6 million for the early extinguishment of debt which was offset by a $1.7 million pre-tax gain for the termination of swap contracts related to the repaid loans and we recorded a $15.8 million loss on early extinguishment of debt for accelerated principal payments on our senior secured credit facility loans and the redemption of our $200 million 11 1/8% senior subordinated notes.  Interest income increased due to investing the proceeds from the sale of The Downs Racing, Inc. in January of 2005 and from available excess cash flow.

Discontinued Operations

Discontinued operations reflect the results of Hollywood Casino Shreveport and The Downs Racing, Inc.  We had a loss, net of tax benefit from discontinued operations of $13.9 million and $5.5 million in 2004 and 2005, respectively.  On August 27, 2004 Hollywood Casino Shreveport entered into an agreement of sale with Eldorado.  On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS. On July 6, 2005, the Bankruptcy Court entered an order confirming the Chapter 11 plan that provided for the acquisition of Hollywood Casino Shreveport by affiliates of Eldorado and, on July 22, 2005, the acquisition was completed.  On October 15, 2004 we announced the sale of The Downs Racing, Inc. and its related OTW facilities to the Mohegan Tribal Gaming Authority.  The sale was completed on January 25, 2005.  We have classified the assets, liabilities and results of operations of The Downs Racing, Inc. as restricted assets and liabilities for sale and discontinued operations at September 30, 2005.

Liquidity and Capital Resources

We made significant progress in improving our capital structure in anticipation of several new growth opportunities we expect to take advantage of over the next few years.  As reported, in January we completed the sale of The Downs Racing, Inc. and its subsidiaries, and in February we completed a private offering of $250 million of 6¾% Senior Subordinated Notes.  The proceeds from these activities were applied to the redemption of $200 million of our 11 1/8% Series B Senior Subordinated Notes and will also be applied to previously announced development projects.  In total, we paid down $220.8 million of our debt during the first nine months of 2005 and significantly reduced our interest expense.

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Capital Expenditures

Capital expenditures are budgeted and accounted for as either capital project or capital maintenance (replacement) expenditures.  Capital project expenditures are for fixed asset additions that expand an existing facility.  Capital maintenance (replacement) expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair.

The following table summarizes our expected capital expenditures, other than maintenance capital expenditures, by property for the fiscal year ended December 31, 2005 and actual expenditures during the first nine months of 2005 (in thousands):

Property	Expected for Year Ended December 31, 2005	Expenditures Through September 30, 2005	Balance to Expend
Charles Town Entertainment Complex	$23,491	$19,066	$4,425
Boomtown Biloxi	3,483	2,983	500
Penn National Race Course and OTWs	10,983	8,983	2,000
Bangor Historic Track	57,825	6,875	50,950
Argosy Casino – Lawrenceburg	11,000	—	11,000
Argosy Casino – Riverside	14,000	—	14,000
Corporate	1,473	598	875
Totals	$122,150	$38,505	$83,750

The Charles Town Entertainment Complex will continue its facility expansion in 2005.  The plans called for additional gaming floor space for 700 more slot machines, which was completed in May.  The master plan also includes a new buffet, additional land purchases, and a new entrance road to the facility, a new perimeter road, a second parking garage for 2,700 vehicles and a small, detached hotel.

At Boomtown Biloxi, we were planning to spend $6.1 million on warehouse space, parking and the relocation and construction of a new welcome center.  The lease for the property that the current welcome center was located on expired in May 2005 and the new welcome center was completed just prior to Hurricane Katrina.  Planned expenditures for additional warehouse space and parking have been postponed due to Hurricane Katrina.

Capital expenditures at Penn National Race Course to develop a new gaming and racing facility are estimated to be $262.0 million of which $11.0 million is budgeted in 2005.  Expenditures to date have been for planning and design, permits and the building of a temporary racing facility.  Our construction budget for the entire project includes the payment of the $50 million gaming license fee in 2006.

In Bangor, Maine our project includes the purchase and renovation of a temporary gaming facility, which  opened on November 4, 2005 with 475 slot machines, the relocation of the off-track betting to the grandstand building at Bass Park and renovations to the Bass Park off-track betting area.  The project budget includes the final payment of $39.6 million due for the purchase of Bangor Historic Track, Inc. that was paid on November 3, 2005.  The purchase agreement with Capital Seven, LLC contains a provision which reduces the purchase price of Bangor Historic Track, Inc., based on Maine's applicable gaming tax (which was not established at the time of the sale).  Capital Seven, LLC has notified us that they disagree with our purchase price calculation.  While we do not agree with their position, should they prevail, Capital Seven, LLC could be entitled to a maximum of an additional $30 million under the purchase agreement.  In 2005, we also made scheduled payments of $1.1 million towards the purchase of Bangor Historic Track which are included in the expenditure totals above.

Argosy Casino–Lawrenceburg has started a $266.0 million project that includes the building of a new 250,000 square foot casino barge and a new parking garage with 1,500 parking spaces.  The new casino barge will have space for an additional 1,200 new gaming positions.  The parking garage is scheduled for completion in the second quarter of 2007 and the casino is scheduled for completion in the second quarter of 2008.  Approximately $23.0 million has been spent on the project by Argosy through September 30, 2005.  We plan on spending $11.0 million on the project in the fourth quarter of 2005.

Argosy Casino–Riverside has started an $86.5 million project that includes the construction of a 250 room hotel, an additional 650 parking spaces and improved casino amenities.  This project will not add any new gaming positions.  The additional parking is scheduled for completion in November 2005 and the hotel is scheduled for completion in the second quarter of 2007.  Approximately $34.6 million has been spent on the project by Argosy through September 30, 2005.  We plan on spending $14.0 million on the project in the fourth quarter of 2005.

At our corporate headquarters in Wyomissing, Pennsylvania, we have a budget of $1.5 million for the expansion and renovation of our office space and information technology initiatives.  Additional office space is required as a result of the Argosy acquisition.

During the nine months ended September 30, 2005, we spent approximately $31.0 million for capital maintenance expenditures at our properties.

Cash generated from operations funded our capital project and capital maintenance expenditures.

Debt

Senior Secured Credit Facility

In the first quarter of 2005, we paid down $110.7 million of principal on the Term Loan D of the 2003 senior secured credit facility from available cash flow and the proceeds of the $250 million 6¾% senior subordinated notes due 2015.  As a result of the accelerated principal payments on the 2003 credit facility, the Company recorded a loss on early extinguishment of debt of $1.8 million for the write-off of the associated deferred finance fees.

On March 30, 2005, we made an optional prepayment in the aggregate amount of $159.3 million to the Term Loan D facility loans to pay off all remaining loans under the 2003 senior secured credit facility. As part of this transaction, we recorded a pre-tax charge of $2.6 million for the early extinguishment of debt which was offset by a $1.7 million pre-tax gain for the termination of swap contracts related to the repaid loans.

At September 30, 2005, for the 2003 senior secured credit facility we had no outstanding balance on the Term Loan D facility and $89.6 million available to borrow under the revolving credit facility after giving effect to outstanding letters of credit of $10.4 million.

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

Financing for Argosy Acquisition

On October 3, 2005, we closed on a $2.725 billion senior secured credit facility to fund our acquisition of Argosy Gaming Company, including payment for all of Argosy’s outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries and the payment of related transaction costs, and to provide additional working capital.  Concurrent with this financing, our 2003 senior credit facility was terminated.  The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $236 million was initially drawn at closing), a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility. The 2005 credit facility also allows us to raise an additional $300 million in senior secured credit for project development and property expansion as well as to satisfy, if necessary, the post-closing termination rights related to our sale earlier this year of The Downs Racing Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (which arise only in the event of certain materially adverse legislative or regulatory events).

Sale of Argosy Casino-Baton Rouge

On October 25, 2005 we completed the sale of Argosy Casino-Baton Rouge to an affiliate of Columbia Sussex Corporation for $150 million in cash.  We used the approximately $125 million in net after-tax proceeds from the sale to reduce debt.  At the time Argosy Casino-Baton Rouge was acquired, it was classified as an asset held for sale by the Company.

Covenants

Our 2003 senior secured credit facility required us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage and total leverage ratios.  In addition, our 2003 senior secured credit facility restricted, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.  The terms of the 2005 senior secured credit facility and the terms of our senior subordinated notes contain similar restrictions. At September 30, 2005, we were in compliance with all required financial covenants.

Commitments and Contingencies

Contractual Cash Obligations

The following table presents our contractual cash obligations as of September 30, 2005:

	Payments Due By Period
	Total	2005	2006 – 2007	2008 – 2009	2010 and After
	(In thousands)
2003 Senior secured credit facility(1)	$—	$—	$—	$—	$—
6 3/4% senior subordinated notes due 2015(2)
Principal	250,000	—	—	—	250,000
Interest	160,313	—	33,750	33,750	92,813
8 7/8% senior subordinated notes due 2010(3)
Principal	175,000	—	—	—	175,000
Interest	69,891	—	31,063	31,063	7,766
6 7/8% senior subordinated notes due 2011(4)
Principal	200,000	—	—	—	200,000
Interest	89,375	6,875	27,500	27,500	27,500
Purchase obligations	22,471	8,177	9,852	3,229	1,213
Construction commitments	20,364	20,364	—	—	—
Capital Leases	13,112	969	3,966	4,267	3,910
Operating Leases	35,263	1,450	9,594	7,873	16,346
Total	$1,035,789	$37,835	$115,725	$107,682	$774,548

(1)                                 As of September 30, 2005, there was approximately $89.6 million available for borrowing under the revolving credit portion of the 2003 credit facility, and letters of credit issued pursuant to the 2003 credit facility with face amounts aggregating $10.4 million.

(2)                                 The $250.0 million aggregate principal amount of 6¾% notes matures on March 1, 2015.  Interest payments of approximately $8.4 million are due on each March 1 and September 1 until March 1, 2015.

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

Other Commercial Commitments

The following table presents our material commercial commitments as of September 30, 2005 for the following future periods:

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	2005	2006 – 2007	2008 – 2009	2010 and After
	(In thousands)

Revolving Credit Facility(1)	$—	$—	$—	$—	$—
Letters of Credit(1)	10,386	10,386	—	—	—
Guarantees of New Jersey Joint Venture Obligations(2)	7,475	192	1,533	5,750	—
Total	$17,861	$10,578	$1,533	$5,750	$—

(1)                                 The available balance under the revolving portion of the $100 million 2003 senior secured credit facility is diminished by outstanding letters of credit.

(2)                                 In connection with our 50% ownership interest in Pennwood Racing, Inc., our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood’s lender to guarantee up to 50% of Pennwood’s $14.9 million term loan.  Our obligation as of September 30, 2005 under this guarantee is approximately $7.5 million.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Stock-Based Payment” (SFAS 123R).  This statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends SFAS 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  SFAS 123R is effective for the first interim or annual reporting period of the first fiscal year that begins after September 15, 2005, which for the Company would be the fiscal year beginning January 1, 2006.  The Company currently accounts for stock option grants using the intrinsic-value method in accordance with APB 25.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information as of September 30, 2005, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps.  For debt obligations, the table presents notional amounts and weighted average interest rates by maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted average variable rates are based on implied forward rates in the yield curve as of September 30, 2005.

	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands)
Long-term debt:
Variable rate	$—	$—	$—	$—	$—	$—	$—
Average interest rate (1)	—	—	—	—	—	—	—

Leases	$969	$1,894	$2,071	$2,270	$1,997	$3,911	$13,112
Average interest rate	6.70%	6.70%	6.70%	6.70%	6.70%	6.70%

Interest rate derivatives:
Interest rate swaps
Variable to fixed	$—	$—	$—	$—	$—	$—	$—
Average pay rate	—	—	—	—	—	—	—
Average receive rate (2)	—	—	—	—	—	—	—

(1)                                 Interest payable is based on the Three Month London Interbank Offer Rate (LIBOR) plus a spread.

(2)                                  Interest payable is based on the Three Month London Interbank Offer Rate (LIBOR).

On March 27, 2003, we entered into forward interest rate swap agreements with a total notional amount of $375 million in accordance with the terms of the $800 million senior secured credit facility of 2003.  There were three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005.  Under these contracts, we paid a fixed rate of 1.92% against a variable rate based on the 90-day LIBOR rate.  We also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006.  Under these contracts, we pay a fixed rate of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate.  The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument.  On September 3, 2004, we terminated $65 million of our two-year swap and paid $27,500 to terminate the swap agreement.  On December 5, 2004, we terminated our $65 million notional amount interest rate swap originally scheduled to expire on March 27, 2006.  We received $379,000 to terminate the swap agreement.  We terminated our swap agreements early in conjunction with accelerated payments of principal on the 2003 senior secured credit facility Term D loans.  On March 26, 2005, our two-year swap contracts in the amount of $110 million expired and were not renewed.  The remaining $135 million of the three-year swap contracts were terminated when the associated bank debt was paid in full on April 4, 2005.

In accordance with the terms of our new $2.725 billion senior secured credit facility, we are required to enter into interest rate swap agreements in amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the credit agreement.  On October 27, 2005 we entered into four interest rate swap contracts with terms from three to five years, notional amounts of $225 million to $274 million for a total of $960 million and fixed interest rates from 4.678% to 4.753%.  The annual weighted average interest rate of the four contracts is 4.71%.  Under these contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate.  The 90-day LIBOR rate on October 27, 2005 was 4.22%.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II.                                                OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in “Note 12.  Litigation” in the Notes to Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 5.                                                     OTHER INFORMATION

On September 29, 2005, we entered into the Penn-Argosy Merger Approval Agreement with the Illinois Gaming Board.   Pursuant to the agreement we have until December 31, 2006 to enter into definitive sale agreements for Argosy's Alton, Illinois and Joliet, Illinois properties.  We entered into the agreement to expedite the regulatory approvals and complete our acquisition of Agrosy. A copy of the agreement is included as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6.                  EXHIBITS

Exhibit	Description of Exhibit

10.1	Form of Restricted Stock Award for 2003 Long-term Incentive Compensation Plan

10.2	Penn-Argosy Merger Approval Agreement between the Illinois Gaming Board and Penn National Gaming, Inc. effective September 29, 2005.

31.1	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.

November 9, 2005	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer