Form 10-K
period 2005-12-31
PENN NATIONAL GAMING INC
filed 2006-03-15
CIK 921738

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $.01 per share
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.5 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2005. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

        The number of shares of the registrant's Common Stock outstanding as of March 1, 2006 was 84,060,886.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its 2006 annual meeting of shareholders are incorporated by reference into Part III.

i

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

  •
  our expectations for our properties;

  •
  the timing, cost and expected impact of our planned capital expenditures on our results of operations;

  •
  our expectations with respect to the integration and results of operations of Argosy Gaming Company;

  •
  the impact of our geographic diversification;

  •
  our expectations with regard to further acquisitions and the integration of any companies we have acquired or may acquire;

  •
  the cost, timing and ultimate results of repairing and restoring operations at our two properties damaged by Hurricane Katrina;

  •
  the outcome and financial impact of the litigation in which we are periodically involved;

  •
  the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

  •
  our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

  •
  our expectations for the continued availability and cost of capital resources; and

  •
  the divestiture of the Empress Casino Hotel in Joliet, Illinois pursuant to an agreement with the Illinois Gaming Board.

        Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below under the heading "Risk Factors" and in the information incorporated by reference herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

  •
  the assessment of the hurricane damage recently incurred at two properties, the cost and timetable for rebuilding the two properties, our ability to recover under our insurance policies for that damage and for business interruption costs, and the ability of the affected markets to recover;

  •
  the passage of state, federal or local legislation that would expand, restrict, further tax or prevent gaming operations in or adjacent to the jurisdictions in which we do business;

  •
  the activities of our competitors;

  •
  increases in our effective rate of taxation at any of our properties or at the corporate level;

ii

  •
  successful completion of the various capital projects at our gaming and pari-mutuel facilities;

  •
  our ability to integrate and recognize the benefits of integrating Argosy Gaming Company;

  •
  the existence of attractive acquisition candidates, the costs and risks involved in the pursuit of those acquisitions and our ability to integrate those acquisitions;

  •
  our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses (including without limitation the issuance of final operators' and suppliers' licenses in Pennsylvania);

  •
  delays in the process of finalizing gaming regulations and the establishment of related governmental infrastructure in Pennsylvania;

  •
  the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups;

  •
  our dependence on key personnel;

  •
  the impact of terrorism and other international hostilities;

  •
  the risks involved in divesting the Empress Casino Hotel in Joliet, Illinois, pursuant to an agreement with the Illinois Gaming Board, including without limitation receiving an acceptable purchase price;

  •
  completing our numerous construction and development projects within our budget;

  •
  the availability and cost of financing; and

  •
  other factors as discussed in our filings with the United States Securities and Exchange Commission.

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

iii

PART I

ITEM 1. BUSINESS

Overview

        We are a leading, diversified, multi-jurisdictional owner and operator of gaming properties, as well as horse racetracks and associated off-track wagering facilities, or OTWs, which we collectively refer to in this document as our pari-mutuel operations. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, including the acquisition of Hollywood Casino Corporation in March 2003. Most recently, in October 2005, we acquired the Argosy Gaming Company. We now own or operate fourteen gaming properties located in Colorado, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, Ontario and West Virginia that are focused primarily on serving customers within driving distance of the properties. We also own one racetrack and six OTWs in Pennsylvania, a racetrack in Ohio, a racetrack in West Virginia and a racetrack in Maine, and, through a joint venture, own 50% of a racetrack in New Jersey. We believe that our portfolio of assets provides us with a diversified cash flow from operations. We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties in attractive markets. In the Annual Report on Form 10-K, the terms "we", "us", "our", "the Company" and "Penn National" refer to Penn National Gaming, Inc. and it subsidiaries, unless the contex indicates otherwise.

        The following table summarizes certain features of our properties and our managed facility as of December 31, 2005:

	Location	Type of Facility	Approx. Gaming Square Footage	Gaming Machines	Table Games	Hotel Rooms
Owned Gaming Properties:
Charles Town Entertainment Complex	Charles Town, WV	Land-based gaming/ Thoroughbred racing	118,000	4,113	—	—
Argosy Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	74,300	2,419	86	300
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	53,000	1,161	21	—
Empress Casino Hotel(1)	Joliet, IL	Dockside gaming	50,000	1,183	24	100
Argosy Casino Riverside	Riverside, MO	Dockside gaming	35,900	1,788	40	—
Casino Rouge	Baton Rouge, LA	Dockside gaming	28,000	1,057	31	—
Argosy Casino Alton	Alton, IL	Dockside gaming	23,000	1,080	20	—
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	54,000	1,452	31	494
Casino Magic-Bay St. Louis(2)	Bay St. Louis, MS	Dockside gaming	—	—	—	—
Argosy Casino Sioux City	Sioux City, IA	Dockside gaming	20,500	631	21	—
Boomtown Biloxi(2)	Biloxi, MS	Dockside gaming	—	—	—	—
Hollywood Slots at Bangor	Bangor, ME	Land-based gaming	12,400	475	—	—
Bullwhackers	Black Hawk, CO	Land-based gaming	20,700	899	—	—
Operated Gaming Property:
Casino Rama	Orillia, Ontario	Land-based gaming	75,000	2,366	112	300
Racing Properties:
Penn National Race Course(3)	Harrisburg, PA	Thoroughbred racing	—	—	—	—
Bangor Historic Track	Bangor, ME	Harness racing	—	—	—	—
Raceway Park	Toledo, OH	Harness racing	—	—	—	—
Freehold Raceway(4)	Monmouth, NJ	Harness racing	—	—	—	—

Total			564,800	18,624	386	1,194

(1)
In order to obtain regulatory approval for the acquisition of Argosy Gaming Company we entered into an agreement with the Illinois Gaming Board, which has been modified to provide an extension of the deadline for the completion of a definitive agreement of sale for divesting the Empress Casino Hotel in Joliet, Illinois until June 30, 2008.

(2)
Currently not in operation due to damage sustained during Hurricane Katrina.

(3)
In addition to our racetrack, Penn National Race Course operates six off-track wagering facilities, located in Pennsylvania.

(4)
Pursuant to a joint venture with Greenwood New Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

Recent Developments

—Acquisition of Argosy Gaming Company

        On October 3, 2005, we completed the acquisition of Argosy Gaming Company ("Argosy"). Argosy stockholders received $47.00 per share in cash for each share of common stock. The acquisition was valued at approximately $2,320.2 million, including acquisition costs of $44.5 million and approximately $791.1 million of long-term debt of Argosy and its subsidiaries. We acquired six Argosy casino entertainment facilities and one racetrack, but agreed to enter into sale agreements for three of those properties to expedite the receipt of the regulatory approvals required to complete the merger. However, on March 6, 2006, the Illinois Gaming Board determined that we may retain the Argosy Casino Alton in Alton, Illinois without any conditions and agreed to an extension of the deadline for entering into a definitive agreement for divesting the Empress Casino Hotel in Joliet, Illinois until June 30, 2008. On October 25, 2005, the Company completed the sale of the Argosy Casino Baton Rouge to a subsidiary of Columbia Sussex for a purchase price of approximately $148.6 million.

        Reflecting the planned divestiture of Empress Casino Hotel, we own and operate casino and horse racing facilities, with a focus on slot machine entertainment. We presently operate sixteen facilities in thirteen jurisdictions, including Colorado, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, Ohio, Pennsylvania, West Virginia, and Ontario. In aggregate, our facilities feature over 17,000 slot machines, over 350 table games, over 1,000 hotel rooms and approximately 500,000 square feet of gaming floor space. The property statistics in this paragraph exclude the Empress Casino Hotel, in Joliet, Illinois, which we have agreed to divest, Casino Magic—Bay St. Louis, in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi, which remain closed following extensive damage incurred as a result of Hurricane Katrina.

—Penn National Race Course

        On December 22, 2005, we announced the filing of our Category 1 license application with the Pennsylvania Gaming Control Board ("PGCB"). The application is for our proposed racing and gaming facility at our Penn National Race Course and includes comprehensive details of the scope of the project, its budget and the expected regional economic benefits to be derived from the facility. We expect to open the new slots facility within approximately thirteen months after receiving a license. The proposed Hollywood Casino at Penn National in Grantville, Pennsylvania will be a state-of-the art integrated racing and gaming facility. The estimated $262 million budget includes $212 million for construction of the facility and the purchase of an initial 2,000 gaming devices and the $50 million license fee.

—Hurricane Katrina

        On August 28, 2005, we closed Casino Magic-Bay St. Louis, in Bay St. Louis, Mississippi, Boomtown Biloxi casino in Biloxi, Mississippi and Casino Rouge in Baton Rouge, Louisiana in anticipation of Hurricane Katrina. Despite Hurricane Katrina's direct hit on the Mississippi gulf coast on August 29, 2005, Casino Rouge subsequently reopened on August 30, 2005. However, due to the extensive damage sustained at Casino Magic-Bay St. Louis and Boomtown Biloxi and the fact that many employees and customers were displaced, operations at the two properties have not resumed.

        Within days after the hurricane, we engaged a clean-up and restoration company at both locations to assess and contain the damage to the facilities. The restoration company immediately began efforts to stabilize the buildings and barges and to start the clean-up of the properties. Various other construction specialists have also been engaged. Insurance claim adjustors representing the Company and the insurance carriers are assessing the extent of the damages to the properties, estimating the costs to restore the properties to their conditions prior to the hurricane and determining the extent of business interruption.

        We have significant levels of insurance in place to cover the losses resulting from Hurricane Katrina including an all risk policy covering "named windstorm" damage, flood damage, debris removal, preservation of property expense, demolition and increased cost of construction expense, losses resulting from business interruption and extra expenses as defined in the policy. The comprehensive business interruption and property damage insurance policies have an overall limit of $400 million and are subject to property damage deductibles for Casino Magic-Bay St Louis and Boomtown Biloxi of approximately $6 million and $3.5 million, respectively. The business interruption insurance component of this policy is subject to a five-day deductible at each property.

        We recognized a pre-tax charge of $21.1 million ($13.7 million after-tax) associated with the expenses incurred from Hurricane Katrina. The costs include property insurance and business interruption policy deductible expense (approximately $10.2 million), compensation being paid to employees through November 30, 2005 that exceeded the ordinary payroll limits under the business interruption policy (approximately $6.1 million), the purchase of replacement flood insurance for coverage during the remaining insurance policy term (approximately $3.6 million), contributions to the

Penn National Gaming Foundation for the Hurricane Katrina relief project (approximately $1.0 million) and costs for insurance claim consultants (approximately $.2 million).

        We are working with insurance adjusters to determine the full amount of insurance proceeds due to us and we believe that the insurance proceeds will be sufficient to fund returning Casino Magic—Bay St. Louis and Boomtown Biloxi to operation. At Casino Magic—Bay St. Louis, we intend to open an approximately 30,000 square foot temporary casino in the former hotel lobby during the fourth quarter of 2006, which we plan to subsequently replace with a permanent land-based casino. We will also rebuild the damaged areas of the existing hotel tower that includes 291 rooms. The Boomtown Biloxi barge was extensively damaged in the storm. The barge is currently undergoing repairs, with the goal of returning it to operation during the fourth quarter of 2006.

Owned Gaming Properties

Charles Town Entertainment Complex

        The Charles Town Entertainment Complex in Charles Town, West Virginia was our most profitable property in 2005. The complex is located within approximately a one-hour drive from Baltimore, Maryland and Washington, D.C. and is the only gaming property located conveniently west of these two cities. The Charles Town Entertainment Complex has 118,000 square feet of gaming space with approximately 4,113 gaming machines (up from 3,793 in 2004). The complex also features live thoroughbred racing at a newly refurbished 3/4-mile all-weather, lighted thoroughbred racetrack with a 3,000-person grandstand, parking for 4,129 vehicles as well as simulcast wagering and dining. In 2005, we added 460 machines to our gaming floor, began construction of a 400 seat buffet and a parking garage that will increase our total parking by 1,800 spaces and continued to convert our machines to the ticket-in-ticket-out format. Later in 2006, we plan to commence a 65,000 square foot expansion of the gaming floor, which will enable us to initially add 800 more gaming machines, with capacity for an additional 1,000 positions thereafter. The expanded gaming floor is expected to be completed in early 2007.

Argosy Casino Lawrenceburg

        The Argosy Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana approximately 15 miles west of Cincinnati and is the closest casino to the Cincinnati metropolitan area, its principal target market. The casino also services the major metropolitan markets of Dayton and Columbus, Ohio and, to a lesser extent, Indianapolis, Indiana and Lexington, Kentucky. The casino contains 74,300 square feet of gaming space on three levels with approximately 2,419 slot machines and 86 table games.

        The complex also features a 300-room hotel, a land-based entertainment pavilion and support facility featuring a 350 seat buffet restaurant, two specialty restaurants, an entertainment lounge, an 1,800 space parking garage and a 1,700 space remote parking lot. We are moving forward with the construction of a master planned casino development. The development includes a 1,500 space parking garage to be open in second quarter of 2007, a 250,000 square foot two level barge, and numerous infrastructure upgrades to allow more convenient access to the property both to open in the second quarter of 2008. The new barge will allow up to 4,000 positions on a single level with dockside amenities including food and beverage outlets and room for additional expansion on the second level. Environmental and archaeological studies are currently being conducted at the site and we expect the parking facility to open in the second quarter of 2007 and the new casino to open in the second quarter of 2008.

Hollywood Casino Aurora

        Hollywood Casino Aurora, part of the Chicagoland market, is located in Aurora, Illinois, the third largest city in Illinois, approximately 35 miles west of Chicago. The facility is easily accessible from major highways, can be reached by train from downtown Chicago, and is approximately 30 miles from both the O'Hare International and Midway airports. Hollywood Casino Aurora has 53,000 square feet of gaming space at a single-level dockside casino facility with 21 gaming tables and 1,161 gaming machines.

        The facility features two upscale lounges, a steakhouse, the Hollywood Epic Buffet®, a high-end customer lounge and a private dining room for premium players. Hollywood Casino Aurora also has two parking garages with approximately 1,564 parking spaces. In addition, Hollywood Casino Aurora has retail items at the Hollywood Casino Studio Store®, a highly themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise from major Hollywood studios.

Empress Casino Hotel

        The Empress Casino Hotel, part of the Chicagoland market, is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge-based casino provides 50,000 square feet of gaming space on two levels with approximately 1,183 slot machines and 24 table games.

        The casino theme evokes Northern California's wine country and features a 150,000 square foot entertainment pavilion with three restaurants, an entertainment lounge and banquet/conference facilities. The complex also includes a 100-room hotel, surface parking areas with approximately 1,616 spaces and an 80-space recreational vehicle park. In order to obtain regulatory approval of the acquisition of Argosy Gaming Company from the Illinois Gaming Board, we agreed to enter into a sale agreement for the Empress Casino Hotel by June 30, 2008.

Argosy Casino Riverside

        The Argosy Casino Riverside is located on the Missouri River approximately five miles from downtown Kansas City in Riverside, Missouri. The casino primarily attracts customers who reside in the northern and western regions of the Kansas City metropolitan area. This Las Vegas-style casino features approximately 35,900 square feet of gaming space on one level with approximately 1,788 slot machines and 40 table games.

        This state-of-the-art Mediterranean-themed casino features an innovative "floating" casino floor that provides a seamless transition between the casino and land-based support areas, which include an entertainment facility featuring 5 new food and beverage areas, including a buffet, steak house, deli, coffee bar, VIP lounge and sports/entertainment lounge and 8,000 square feet of banquet/conference facilities. Argosy Casino Riverside currently has parking for approximately 2,500 vehicles. In 2005, we completed construction on a new parking garage with 1,400 spaces to replace the previous 800-space garage. We also started construction on a new 258 room premier hotel in 2005 that is scheduled for completion in the second quarter of 2007.

Casino Rouge

        Casino Rouge is currently one of two dockside riverboat gaming facilities operating in Baton Rouge, Louisiana. The Casino Rouge property features a riverboat casino, reminiscent of a nineteenth century Mississippi River paddlewheel steamboat. The riverboat features approximately 28,000 square feet of gaming space, 1,057 gaming machines, 31 table games, and a deli.

        The facility also includes two-story, 58,000-square foot dockside building featuring a variety of amenities, including a steakhouse, a 268-seat buffet, a snack bar, a premium players' lounge, a public lounge area that includes a band stage and dance floor, meeting and planning space, 1,548 parking spaces, and a gift shop. In early 2005, we completed the renovation of the riverboat's interior décor. In 2006, we started a renovation of the dockside building's interior décor.

Argosy Casino Alton

        The Argosy Casino Alton is located on the Mississippi River in Alton, Illinois approximately 20 miles northeast of downtown St. Louis and primarily services the St. Louis metropolitan market. The target customers of the Argosy Casino Alton are drawn largely from the northern and eastern regions of the greater St. Louis metropolitan area, as well as portions of central and southern Illinois. The Argosy Casino Alton is a three-deck gaming facility featuring 23,000 square feet of gaming space with approximately 1,080 slot machines and 20 table games.

        The Argosy Casino Alton includes an entertainment pavilion and features a 124-seat buffet, a restaurant and a 400-seat main showroom. The facility includes parking areas with 1,258 spaces.

Hollywood Casino Tunica

        Hollywood Casino Tunica is located in Tunica, Mississippi. Tunica County is the closest gaming jurisdiction to, and is easily accessible from, the Memphis, Tennessee metropolitan area. The Tunica market has become a regional destination resort, attracting customers from surrounding markets such as Nashville, Tennessee, Atlanta, Georgia, St. Louis, Missouri, Little Rock, Arkansas, and Tulsa, Oklahoma. Hollywood Casino Tunica features 54,000 square feet of gaming space at a single-level casino with approximately 1,452 slot machines and 31 table games.

        Hollywood Casino Tunica's 494-room luxury hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons. The casino includes the highly-themed Adventure Slots® gaming area, featuring multimedia displays of memorabilia from famous adventure motion pictures and over 200 slot machines. Additional entertainment amenities include a steakhouse, the Hollywood Epic Buffet, a 1950's-style diner, an entertainment lounge, a premium players' club, a themed bar facility, an indoor pool and showroom as well as banquet and meeting facilities. There is also an 18-hole championship golf course adjacent to the facility that is owned and operated through a joint venture of Resorts International Hotel and Casino, Inc. and Boyd Gaming. In addition, Hollywood Casino Tunica offers parking for 1,635 cars.

Casino Magic-Bay St. Louis

        Casino Magic-Bay St. Louis is located on the Mississippi Gulf Coast, within driving distance of New Orleans, Louisiana, Mobile, Alabama and other cities in the Southeast. We were the first dockside casino in Mississippi to operate on a barge rather than a traditional riverboat. We closed Casino Magic-Bay St. Louis on August 28, 2005 in anticipation of Hurricane Katrina, and the facility remains closed due to extensive damage sustained during the hurricane. Prior to Hurricane Katrina, the facility offered 29,500 square feet of gaming space, with 1,205 slot machines and 30 table games. In addition, the property included the 291-room Bay Tower Hotel, the 201-room Casino Magic Inn, banquet and meeting space, a 10,000 square foot conference facility, an 1,800-seat entertainment facility, an 18-hole Arnold Palmer-designed championship golf course, five restaurants and a live entertainment lounge. The casino was located on a marina with adjoining land-based facilities. Our current plan is to open an approximately 30,000 square foot temporary casino in the former hotel lobby during the fourth quarter of 2006, which we plan to subsequently replace with a permanent land-based casino. In addition, we will also rebuild the damaged areas of the existing hotel tower that includes 291 rooms.

Argosy Casino Sioux City

        The Argosy Casino Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 20,500 square feet of gaming space with approximately 631 slot machines and 21 table games.

        The casino is complemented by adjacent barge facilities featuring buffet dining facilities, meeting space, 398 parking spaces and administrative support offices.

Boomtown Biloxi

        Boomtown Biloxi, located in the Mississippi Gulf Coast, closed on August 28, 2005 in anticipation of Hurricane Katrina, and the facility remains closed due to extensive damage sustained during the hurricane. Prior to Hurricane Katrina, Boomtown Biloxi offered 33,600 square feet of gaming space, with 1,100 slot machines and 21 table games. In addition, the property included a buffet restaurant, a menu-service restaurant, a full-service bakery, an ice cream parlor, a western cabaret and a 20,000-square foot family entertainment center. Boomtown Biloxi offered gaming and entertainment amenities to primarily local, middle-income customers and tourists. The casino had an "old west" theme with western memorabilia, country/western music and employees dressed in western attire. The Boomtown Biloxi barge was extensively damaged in Hurricane Katrina. The barge is currently undergoing repairs, with the goal of returning it to operation during the fourth quarter of 2006.

Hollywood Slots at Bangor

        Hollywood Slots at Bangor is located near historic Bass Park, where Bangor Raceway is located, in downtown Bangor, Maine. The facility includes a small restaurant, full beverage service, 230 parking spaces and 12,400 square feet of gaming space with approximately 475 slot machines.

Bullwhackers

        The Bullwhackers properties include the Bullwhackers Casino, the adjoining Bullpen Sports Casino and the Silver Hawk Saloon and Casino. The Bullwhackers properties are located in Black Hawk, Colorado and include 20,700 square feet of gaming space consisting of 899 slot machines.

        The property includes a 340-car parking area. In addition, we plan to complete the acquisition of nearby convenience store and gas station later in 2006.

Operated Gaming Property

Casino Rama

        Through CHC Casinos Canada Limited, or CHC Casinos, our indirectly wholly-owned subsidiary, we operate Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. Casino Rama is located on the lands of the Mnjikaning First Nation, approximately 90 miles north of Toronto. The property has approximately 75,000 square feet of gaming space, 2,366 gaming machines and 112 table games. In addition, the property includes a 5,000-seat entertainment facility, a 300-room hotel and 2,804 parking spaces. The majority of the capital for construction of the hotel and entertainment facility was financed by an affiliate of the Mnjikaning First Nation, and is being repaid out of the revenue of Casino Rama pursuant to the terms of the Development and Operating Agreement described below.

        The Development and Operating Agreement under which CHC Casinos operates the facility, which we refer to as the management contract for Casino Rama, sets out the duties, rights and obligations of CHC Casinos. As the operator, CHC Casinos is entitled to a base fee equal to 2.0% of gross revenues of the casino and an incentive fee equal to 5.0% of the casino's net operating profit.

The management contract terminates on July 31, 2011, and the Ontario Lottery and Gaming Corporation has the option to extend the term of the agreement and CHC Casinos' appointment as operator for two successive periods of five years each commencing on August 1, 2011.

Racing Properties

Racing Property Overview

        In addition to our gaming assets, including the Charles Town Entertainment Complex which owns and operates a thoroughbred racetrack, we own or operate Penn National Race Course and six OTWs in Pennsylvania, Bangor Raceway in Maine, Raceway Park in Ohio and, through our joint venture, Freehold Raceway in New Jersey.

        Penn National Race Course is located in Grantville, Pennsylvania, and is 15 miles northeast of Harrisburg, 100 miles west of Philadelphia and 200 miles east of Pittsburgh. Penn National is one of only two operating thoroughbred racetracks in Pennsylvania. The property includes a one-mile all-weather, lighted thoroughbred racetrack, a 7/8-mile turf track, a grandstand and a clubhouse. The property also includes approximately 400 acres that are available for future expansion or development. Upon receipt of a gaming license from PGCB, which we applied for on December 22, 2005, we plan to commence construction of an integrated gaming and racing facility at our Grantville location.

        Our proposed Hollywood Casino at Penn National in Grantville, Pennsylvania will be a state-of-the art integrated racing and gaming facility. The estimated $262-million budget includes $212 million for construction and the purchase of an initial 2,000 gaming devices and the $50 million license fee. The Hollywood Casino at Penn National will be a five-story, 365,000 square foot facility and will be sized for 3,000 slot machines. The amenities for the initial phase of the project will include a food court with three restaurants; a fine dining restaurant; a sports bar; track-side dining and various concessions to serve the racing area; entertainment, bar and lounge areas on the gaming level; and, a five-story parking garage and valet service parking. We intend to raze the existing racing facilities at Penn National Race Course and commence construction of the new integrated racing and gaming facility immediately upon being licensed and expect pre-opening construction to take approximately thirteen months.

        We have developed a master planned facility for the expansion at Penn National Race Course. The initial development is to include a facility large enough to hold 3,000 slots, 2,000 slot machines, a 2,500 space parking garage along with ample flat parking, a fully integrated race and simulcast facility and multiple dining options.

        Bangor Raceway is located at historic Bass Park in downtown Bangor, Maine. Harness racing has been conducted continuously at Bass Park since 1893 and it was once part of racing's Grand Circuit during the Roaring Twenties. In 2006, Bangor Raceway is scheduled to conduct 44 days of harness racing during mid-summer on its one-half mile track. With over 12,000 square feet of space, the facility can seat 3,500 patrons and features a restaurant and cocktail lounge. In addition, our Hollywood Slots at Bangor temporary gaming facility is located near Bass Park.

        Raceway Park is a 58,250 square foot facility with a 5/8-mile harness racing track located in Toledo, Ohio. The facility also features simulcast wagering and has a 1,977 theatre-style seating capacity and parking for 3,000 vehicles.

        Through our joint venture, we own Freehold Raceway located in Freehold in Western Monmouth County, New Jersey. The property features a half-mile oval harness track and a 150,000 square foot grandstand.

        Our OTWs and racetracks provide areas for viewing import simulcast races of thoroughbred and harness horse racing, televised sporting events, placing pari-mutuel wagers and dining. We operate six of the twenty-one OTWs in operation in Pennsylvania; two remaining OTWs are authorized for operation. Only licensed racing associations can operate OTWs or accept customer wagers on simulcast races. We have been transmitting simulcasts of our races to other OTWs, thoroughbred and harness horse race tracks, and greyhound dog race tracks, throughout the United States, and receiving simulcasts of races from other thoroughbred and harness horse race tracks for wagering by customers at our OTW locations and our horse race track facilities, year-round, for more than twelve years. Import simulcasts typically include races from premier horse racetracks such as Belmont Park, Churchill Downs, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga.

Account Wagering/Internet Wagering

        In 1983, we pioneered Telebet®, the complete account wagering operation for Penn National Race Course. The platform offers account wagering on more than 70 U.S. racetracks, and currently has more than 18,000 active account betting customers from the 14 states that permit account wagering as well as the U.S. Virgin Islands.

        We have also developed strategic relationships to further our wagering activities. In August 1999, we entered into an agreement with eBet Limited, an Internet wagering operation in Australia, to license their eBetUSA.com technology in the U.S. Through eBetUSA.com, Inc., our wholly-owned subsidiary, we use the eBetUSA.com technology to permit on-line pari-mutuel horseracing wagering over the internet in selected jurisdictions with the approval of the Pennsylvania State Horse Racing Commission and applicable federal and state laws, rules and regulations, as permitted. We currently accept wagers from residents of 14 U.S. states and the U.S. Virgin Islands.

Trademarks

        We own a number of trademarks registered with the U.S. Patent and Trademark Office, or U.S. PTO, including but not limited to, "Telebet," "World Series of Handicapping," and "Players' Choice." We also have a number of trademark applications pending with the U.S. PTO.

        BSL, Inc., our wholly-owned subsidiary entered into a License Agreement with Casino Magic Corp., dated August 8, 2000 pursuant to which it uses "Casino Magic" and other trademarks.

        BTN, Inc., our wholly-owned subsidiary, entered into a License Agreement with Boomtown, Inc., dated August 8, 2000 pursuant to which it uses "Boomtown" and other trademarks.

        As a result of our acquisitions of Hollywood Casino Corporation and Argosy Gaming Company, we own the service marks "Hollywood Casino" and "Argosy" which are registered with the U.S. Patent and Trademark Office. We have been informed that our rights to the "Hollywood Casino" and "Argosy" service marks are well established and have significant competitive value to the Hollywood Casino and Argosy properties. We have also acquired other trademarks used by the Hollywood Casino and Argosy facilities and their related services. These marks are either registered or are the subject of pending applications with the U.S. PTO.

Competition

Gaming Operations

        The gaming industry is characterized by a high degree of competition among a large number of participants, some of which have financial and other resources that are greater than our resources. Competitive gaming activities include traditional and Native American casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions.

        Legalized gaming is currently permitted in various forms throughout the U.S. and in several Canadian provinces. In addition, other jurisdictions may legalize gaming in the near future and established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

        Charles Town, West Virginia.    Our gaming machine operations at the Charles Town Entertainment Complex face competition from other gaming machine venues in West Virginia and in neighboring states (including, but not limited to, Dover Downs, Delaware Park and Harrington Raceway in Delaware and the casinos in Atlantic City, New Jersey). In West Virginia, the Legislature has periodically considered a bill to allow counties to determine, by local election, whether to permit certain table games at racetracks in the state. The venues in West Virginia's neighboring states are permitted to offer significantly higher stakes for their gaming machines than are permitted in West Virginia. Atlantic City, New Jersey does not have a per-pull limit on its gaming machines, while Delaware has a $25 per-pull limit. The per-pull limit in West Virginia is currently $5 per gaming machine. In 2004, the Pennsylvania legislature approved slot machines at 14 locations throughout the state. The Maryland legislature is currently considering legislation permitting slot machine gaming. In Delaware, legislation to increase the number of video lottery terminals at gaming facilities from 2,500 to 4,000 passed was signed by the Governor in 2006. This bill allows gaming facilities in Delaware to operate 24 hours per day with the exception of Sundays and certain holidays. The Delaware legislature is also considering a bill that would permit two stand-alone casinos, in addition to the existing gaming facilities at the state's three racetracks.

        Lawrenceburg, Indiana.    The Argosy Casino Lawrenceburg is the closest casino to the Cincinnati metropolitan area, and faces competition from two other riverboat casinos in the Cincinnati market. The nearest competitor is located approximately 15 miles further south of Lawrenceburg in Rising Sun, Indiana. Another competitor is located 40 miles from Lawrenceburg in Switzerland County, Indiana. We also face competition from a riverboat casino in Bridgeport, Indiana in the Louisville, Kentucky metropolitan area approximately 100 miles from Lawrenceburg. Casino gaming is not currently permitted under the laws of either Ohio or Kentucky. The Ohio legislature has considered, at various times, legislation that would allow Ohio voters to approve certain types of casino gaming at racetracks. Legislation has been introduced in Kentucky to allow gaming at racetracks and casinos, subject to referendum. To date, neither Ohio nor Kentucky have enacted such proposed legislation. Enactment of such legislation by Ohio or Kentucky could have an adverse effect on the financial results of our Lawrenceburg casino.

        Chicagoland.    Aurora and Joliet are part of the Chicagoland market that includes properties in the Chicago suburbs in both Illinois and northern Indiana. Hollywood Casino Aurora and Empress Casino Hotel face competition from numerous other riverboat casinos in the Chicago-area market, dockside casinos that are located in Illinois and dockside casinos that are located in Indiana. Due to significantly higher gaming taxes imposed on Illinois riverboats, the Indiana riverboats have been able to spend greater amounts on marketing and other amenities, which has significantly increased their ability to compete with the Illinois riverboats.

        New competition in the region is currently limited by state legislation. The Illinois Riverboat Gambling Act and the regulations promulgated by the Illinois Gaming Board under the Riverboat Gambling Act authorize only ten owners' licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the ten licensed sites. All authorized owners' licenses have been granted; however, one of the licenses has remained dormant due to a bankruptcy proceeding and ongoing dispute among the investors in such license, their host city, the Illinois Gaming Board and Illinois government. Illinois is currently seeking to sell this tenth license. In the event that these disputes are fully resolved and a sale is consummated, this license will likely become operational. We may face additional competition if such a licensee were to open a gaming facility in the area around Chicagoland.

        Riverside, Missouri.    The Argosy Casino Riverside currently faces competition from three other casinos in this market. The Kansas legislature has considered, at various times, legislation to expand casino gaming in the state. Another proposal may be introduced this session. During previous legislative sessions, legislation was introduced in Missouri that would increase admission and gaming taxes. Should Kansas enact such legislation or Missouri increase admission or gaming taxes, our Riverside casino's financial results could be adversely affected.

        Alton, Illinois.    The Argosy Casino Alton faces competition from four other riverboat casino companies currently operating in the St. Louis, Missouri area, including one other Illinois licensee. In addition, two casino projects (one in downtown St. Louis and another in south St. Louis County) are in various stages of development and are pending regulatory approvals. As an Illinois licensee, the Argosy Casino Alton is not subject to Missouri's $500 loss limit.

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

        Hollywood Casino Tunica also competes to some extent with a land-based casino complex operated by the Mississippi Band of Choctaw Indians in central Mississippi, approximately 200 miles south and east of Memphis, Tennessee. In addition, Hollywood Casino Tunica may eventually face competition from the opening of gaming casinos closer to Memphis, such as in DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, most recently in November 1996. Casino gaming is not currently legalized in Tennessee or Arkansas; however, the legalization of gaming in either Tennessee or Arkansas could have a material adverse impact on Hollywood Casino Tunica.

        Mississippi Gulf Coast.    Prior to Hurricane Katrina, our Mississippi Gulf Coast casino operations, Boomtown Biloxi and Casino Magic-Bay St. Louis, which have been closed since August 28, 2005 because of the impact of Hurricane Katrina, faced intense competition. Prior to Hurricane Katrina, dockside gaming grew rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in March 1992 to twelve operating dockside casinos on December 31, 2004. Nine of these facilities were located in Biloxi, two were located in Gulfport and one was located in Bay St. Louis. Three of the nine casinos in Biloxi have reopened since Hurricane Katrina, while both Gulfport casinos remain closed.

        During the 2005 special session of the Mississippi legislature, a bill to allow Gulf-Coast casinos to rebuild on land was approved and signed by the Governor. In addition, the Mississippi Gaming Control Act does not limit the number of licenses that may be granted and there are a number of additional sites located in the Gulf Coast region that are in various stages of development. Any significant increase in the competition in the region could negatively impact our existing operations.

        Sioux City, Iowa.    The Argosy Casino Sioux City competes primarily with land-based Native American casinos that are not required to report gaming revenues and other operating statistics, therefore market comparisons cannot be made. We also compete with certain providers and operators of video gaming in the neighboring state of South Dakota. Additionally, to a lesser extent we compete with slot machines at a pari-mutuel racetrack in Council Bluffs, Iowa and with two riverboat casinos in the Council Bluffs/Omaha, Nebraska market, approximately 90 miles south of Sioux City.

        Bangor, Maine.    Hollywood Slots at Bangor is the only racino in the state of Maine. The closest competitors offering slot machines are Foxwoods and Mohegan Sun in Connecticut, Newport Grand Casino in Rhode Island and Horizon's Edge casino cruise ship operating in Lynn, Massachusetts, all approximately 300 miles away.

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

        There are two charity casinos and five racetracks with gaming machine facilities that directly affect Casino Rama. The two charity casinos together have 105 gaming tables and 902 gaming machines. The number of gaming machines at the racetracks ranges from 100 to over 1,700 each. There is also a casino located in Niagara Falls, Ontario, 80 miles southwest of Toronto that opened in June 2004 with 151 gaming tables and 2,986 gaming machines.

Racing Operations

        Our racing operations face significant competition for wagering dollars from other racetracks and OTWs, some of which also offer other forms of gaming, as well as other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania, New Jersey, Delaware, Ohio and West Virginia lotteries. Our account wagering operations compete with other providers of such services throughout the country. We also may face competition in the future from new OTWs, new racetracks or new providers account wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing operations, such gaming opportunities could have a material adverse effect on our business, financial condition and results of operations.

U.S. and Foreign Revenues

        Our net revenues from continuing operations in the U.S. for 2005, 2004 and 2003 were approximately $1,393.9 million, $1,123.6 million and $999.0 million, respectively. Our revenues from operations in Canada for 2005, 2004 and 2003 were approximately $18.6 million, $16.3 million and $13.7 million, respectively. We currently do not derive revenue from any countries other than the U.S. and Canada.

Segments

        We operate in two reportable segments, gaming and racing. Note 15: Segment Information to the consolidated financial statements provides further information about our reportable segments.

Management

Name	Age	Position
Peter M. Carlino	59	Chairman and Chief Executive Officer
Kevin G. DeSanctis	53	President and Chief Operating Officer
Leonard M. DeAngelo	54	Executive Vice President of Operations
William J. Clifford	48	Senior Vice President-Finance and Chief Financial Officer
Robert S. Ippolito	54	Vice President, Secretary and Treasurer
Jordan B. Savitch	40	Senior Vice President and General Counsel

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

        Leonard M. DeAngelo.    Mr. DeAngelo joined us in July 2003 as Executive Vice President of Operations. From December 2000 to July 2003, Mr. DeAngelo served as President of the Atlantic City Hilton Casino Resort. Prior to being named President of the Atlantic City Hilton, Mr. DeAngelo served for three years as Corporate Senior Vice President of Casino Marketing with Sun International where, in addition to his marketing responsibilities, he also oversaw information technology initiatives relating to the casinos, including operations, marketing, data warehousing and online projects. From November 1995 to December 1997, Mr. DeAngelo was President of the Sands Hotel and Casino in Atlantic City. He served with the Sands in other executive positions beginning in 1983, holding the titles of Director of Casino Administration, Vice President Casino Administration and Senior Vice President before being named President. He began his career in the gaming and hotel industry in 1979 at Bally's Park Place Hotel and Casino in Atlantic City.

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

        Robert S. Ippolito.    In July 2001, we appointed Mr. Ippolito to the position of Vice President. Mr. Ippolito has served as our Secretary and Treasurer since April 1994 and as our Chief Financial Officer from April 1994 until July 2001. Mr. Ippolito brings more than 22 years of gaming and racing experience to the management team both as a manager at a major accounting firm and as an officer of companies in the racing business.

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

Governmental Regulations

        The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

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

Employees and Labor Relations

        As of December 31, 2005, we had 13,910 full and part-time employees.

        We are required to have agreements with the horsemen at each of our racetracks to conduct our live racing and simulcasting activities. In addition, in order to operate gaming machines in West Virginia, we must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders. At the Charles Town Entertainment Complex, we have an agreement with the Charles Town horsemen that expires on December 31, 2007 and an agreement with the breeders that expires on June 30, 2006. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expired in June 2005. We have subsequently reached a new agreement that has been ratified by the membership of the West Virginia Division of Mutuel Clerks. We are in the process of documenting the final agreement and are currently operating under a combination of some elements of the prior agreement and the new agreement.

        Our agreement with the Pennsylvania thoroughbred horsemen at Penn National Race Course expires on September 30, 2011. We have an agreement with Local 137 at Penn National Race Course with respect to pari-mutuel clerks and admissions and Telebet personnel that expires on December 31, 2007. We also have an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at our OTWs. That agreement, which we are currently renegotiating, expires on March 30, 2006.

        We expect to enter into a new, long-term, agreement with the Maine Harness Horsemen Association prior to the start of the 2006 racing season. Pennwood Racing also has an agreement in effect with the horsemen at Freehold Raceway which expires in May 2006.

        Throughout our Argosy properties, the Seafarers Entertainment and Allied Trade Union represents approximately 2,153 employees. Additionally, at the Alton property, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO represents 8 of our employees, the International Brotherhood of Electrical Workers represents 9 of our employees, the Security Police and Fire Professionals of America represents 63 of our employees. At our Indiana and Iowa properties, the American Maritime Officers Union represents 20 of our employees. We have collective bargaining agreements with these unions that expire at various times between July 2007 and June 2011. At the Empress Casino Hotel, the Hotel Employees and Restaurant Employees Union, Local 1 represents 300 employees. The Hotel Employees and Restaurant Employees Joliet labor agreement expires on March 31, 2010. At Raceway Park, the pari-mutuel tellers are represented by SEIU Local 47, which has subcontracted with HERE Local 10 to handle the business affairs of the pari-mutuel tellers, and the current contract expires on May 31, 2007.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

        A substantial portion of our revenues and income from operations is derived from our Charles Town, West Virginia and Argosy Casino Lawrenceburg, Indiana facilities.

        For the fiscal year ended December 31, 2005, approximately 31.2% and 45.0% of our net revenue and income from operations, respectively, were derived from our Charles Town operations. With the completion of our acquisition of Argosy Gaming Company in October 2005, we expect that a substantial portion of our revenues and income from operations for the immediate future will be derived from our Charles Town facility and from the Argosy Casino Lawrenceburg in Lawrenceburg, Indiana. Our ability to meet our operating and debt service requirements is substantially dependent upon the continued success of these facilities. The operations at these facilities could be adversely affected by numerous factors including:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to the facility, a downturn in the overall economy in the market, a decrease in gaming activities in the market or an increase in competition within and outside the state;

  •
  changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) applicable to a facility;

  •
  impeded access to a facility due to weather, road construction or closures of primary access routes; and

  •
  the occurrence of floods and other natural disasters.

        If any of these events occurs, our operating revenues and cash flow could decline significantly.

        We may face disruption in integrating and managing the Argosy operations and any facilities we may acquire in the future.

        On October 3, 2005, we completed the acquisition of Argosy Gaming Company. In addition, we expect to continue pursuing expansion and acquisition opportunities, and we regularly evaluate opportunities for acquisition of other properties, which evaluations may include discussions and the review of confidential information after the execution of nondisclosure agreements with potential acquisition candidates, some potentially significant in relation to our size.

        We could face significant challenges in managing and integrating the expanded or combined operations of the Company and Argosy and any other properties we may acquire. The integration of the Argosy operations and any other properties we may acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating Argosy, and other properties we may acquire, also may interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations.

        Management of new properties, especially in new geographic areas, may require that we increase our managerial resources. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions. We also cannot assure you that if acquisitions are completed, that the acquired businesses will generate sufficient revenue to offset the associated costs or other effects.

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

        We expect to use a portion of our cash on hand, cash flow from operations and available borrowings under our revolving credit facility for significant capital expenditures at certain of our properties. Any proposed enhancement may require us to significantly increase the size of our existing work force at those properties. We cannot be certain that management will be able to hire and retain a sufficient number of employees to operate and manage these facilities at their optimal levels. The failure to employ the necessary work force could adversely affect our operations and ultimately harm profitability. In addition, these enhancements could involve risks similar to construction risks including cost over-runs, delays, market deterioration and timely receipt of required licenses, permits or authorizations, among others. Our failure to complete any new development or expansion project as planned, on schedule, within budget or in a manner that generates anticipated profits, could have a material adverse effect on our business, financial condition and results of operations.

  We face a number of challenges prior to opening new gaming facilities.

        No assurance can be given that the expected timetable for opening new gaming facilities will be met in light of the uncertainties inherent in the development of the regulatory framework, the licensing process, legislative action and litigation.

        We face significant competition from other gaming operations and racing operations.

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

        Gaming competition is particularly intense in most of the markets where we operate. As competing properties are opened, our operating results may be negatively affected. Some of our competitors have more gaming industry experience, are larger and have significantly greater financial and other resources. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. There could be further competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes.

        We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in detail in the subsection entitled "Competition—Gaming Operations" of this Annual Report on Form 10-K.

        Racing operations.    Our racing operations face significant competition for wagering dollars from other racetracks and off-track wagering facilities, some of which also offer other forms of gaming, as well as other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania, New Jersey, Ohio, Delaware and West Virginia lotteries. Our account wagering operations compete with providers of such services throughout the country. We also may face competition in the future from new off-track wagering facilities, new racetracks or new providers of account wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing operations, such gaming opportunities could have a material adverse effect on our business, financial condition and results of operations.

        We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

        From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome of these matters and in general, litigation can be expensive and time consuming. We may not be successful in the defense of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations (see, for example, the lawsuits listed in Item 3 below).

  We face extensive regulation from gaming and other regulatory authorities.

        Licensing requirements.    As owners and operators of gaming and pari-mutuel wagering facilities, we are subject to extensive state, local and, in Canada, provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities, including the Colorado Limited Gaming Control Commission, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Gaming Commission, the Louisiana Gaming Control Board, the Mississippi State Tax Commission, the Mississippi Gaming Commission, the Missouri Gaming Commission, the New Jersey Casino Control Commission, the New Jersey Racing Commission, the Ohio State Racing Commission, the Alcohol and Gaming Commission of Ontario, the Pennsylvania State Horse Racing Commission, the West Virginia Racing Commission, the West Virginia Lottery Commission, the Maine Gambling Control Board and the Maine Harness Racing Commission, have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, numbers and types of machines and loss limits. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

        We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming and pari-mutuel facilities. We cannot assure you that we will be able to retain them or demonstrate suitability to obtain any new licenses, registrations, permits or approvals. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. As we expand our gaming operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful.

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

        Moreover, legislation to prohibit or limit gaming may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results. For example, in October 2005, the Illinois House of Representatives voted to approve proposed legislation that would eliminate riverboat gambling. If the Illinois Senate were to pass the bill eliminating riverboat gambling, our business would be materially impacted. However, leadership in the Illinois Senate has indicated that the Senate will not pass this bill. Moreover, Iowa law requires that a referendum must be held every eight years to reaffirm gaming in each county that has gaming. The next referendum will be held in 2010. In addition, legislation enacting smoking bans can also adversely affect our business.

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

        New or changing laws and regulations relating to corporate governance and public disclosure, including new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies. These new or changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, recent issuance and/or lack of guidance. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty and higher costs regarding compliance matters. Due to our commitment to maintain high standards of compliance with laws and public disclosure, our efforts to comply with evolving laws, regulations and standards have resulted in and are likely to continue to result in increased general and administrative expenses. In addition, we are subject to different parties' interpretation of our compliance with these new and changing laws and regulations. A failure to comply with any of these new laws or regulations could have a materially adverse effect on the company. For instance, if our gaming authorities, the SEC, our independent auditors or our shareholders and potential shareholders conclude that our compliance with the regulations is unsatisfactory, this may result in a negative public perception of our company, subject us to increased regulatory scrutiny, penalties or otherwise adversely affect us.

        Inclement weather and other conditions could seriously disrupt our business and have a material adverse effect on our financial condition and results of operations.

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to rivers, these facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For example, on August 28, 2005, we closed Casino Magic-Bay St. Louis in Bay St. Louis, Mississippi, Boomtown Biloxi casino in Biloxi, Mississippi and Casino Rouge in Baton Rouge, Louisiana in anticipation of Hurricane Katrina. Casino Rouge subsequently reopened on August 30, 2005. However, due to the extensive damage sustained, operations at Casino Magic-Bay St. Louis and Boomtown Biloxi have not resumed and many employees and customers were displaced. In addition, several of our casinos are subject to risks generally associated with the movement of vessels on inland waterways, including risks of collision or casualty due to river turbulence and traffic. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather conditions could lead to the loss of use of a casino facility for an extended period.

        The extent to which we can recover under our insurance policies for damages sustained at Casino Magic—Bay St. Louis and Boomtown Biloxi during Hurricane Katrina as well as changes in the local gaming market as a result of the hurricane could adversely affect our business.

        On August 28, 2005, we closed Casino Magic—Bay St. Louis in Bay St. Louis, Mississippi and Boomtown Biloxi casino in Biloxi, Mississippi in anticipation of Hurricane Katrina. Due to the extensive damage sustained, operations at Casino Magic—Bay St. Louis and Boomtown Biloxi have not yet resumed and many employees and customers were displaced. We maintain significant property insurance, including business interruption coverage, for both Casino Magic—Bay St. Louis and Boomtown Biloxi. However, there can be no assurances that we will be fully or promptly compensated for all losses arising out of the closure of the Casino Magic—Bay St. Louis or Boomtown Biloxi facilities. The infrastructure damage caused by Hurricane Katrina to the communities surrounding our Bay St. Louis and Biloxi properties could adversely affect the local gaming markets by making travel and staffing more difficult. The reopening dates and plans of our competitors could also adversely affect our future operating results when we resume operations.

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

        A majority of our revenues are attributable to slot machines operated by us at our gaming facilities. It is important, for competitive reasons, that we offer the most popular and up to date slot machine games with the latest technology to our customers.

        We believe that a substantial majority of the slot machines sold in the U.S. in 2005 were manufactured by a few select companies. In addition, we believe that one company in particular provided a majority of all slot machines sold in the U.S. in 2005.

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

        Effective October 1, 2004, we signed an agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course that expires on September 30, 2011. At the Charles Town Entertainment Complex, we have an agreement with the Charles Town Horsemen that became effective on January 1, 2005 and expires on December 31, 2007. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expired in June 2005. We have subsequently reached a new agreement that has been ratified by the membership of the West Virginia Division of Mutuel Clerks. We are in the process of documenting the final agreement and are currently operating under a combination of some elements of the prior agreement and the new agreement. We expect to enter into a new, long-term, agreement with the Maine Harness Horsemen Association prior to the start of the 2006 racing season.

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

        Work stoppages and other labor problems could negatively impact our future profits.

        Some of our employees are represented by labor unions. A lengthy strike or other work stoppages at one of our casino properties or construction projects could have an adverse effect on our business and results of operations. We cannot provide any assurance that we will not experience additional and more successful union activity in the future.

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

        Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations. In addition, we may incur substantial additional indebtedness in the future, including to fund acquisitions. The terms of our existing indebtedness do not, and any future debt may not, fully prohibit us from doing so. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

        Our existing senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including fixed charge coverage and total leverage and senior leverage ratios. In addition, our existing senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. A failure to comply with the restrictions contained in our senior secured credit facility and the indentures governing our existing senior subordinated notes could lead to an event of default thereunder which could result in an acceleration of such indebtedness. In addition, the indentures relating to our senior subordinated notes restrict, among other things, our ability to incur additional indebtedness (excluding certain indebtedness under senior secured credit facility), make certain payments and dividends or merge or consolidate. A failure to comply with the restrictions in any of the indentures governing the notes could result in an event of default under such indenture which could result in an acceleration of such indebtedness and a default under our other debt, including our existing senior subordinated notes and our senior secured credit facility.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        The following describes our principal real estate properties:

        Charles Town Entertainment Complex.    We own a 285-acre parcel in Charles Town, West Virginia, a portion of which contains Charles Town Entertainment Complex. The property also includes a 3/4-mile all weather, lighted thoroughbred racetrack and an enclosed grandstand/clubhouse.

        Argosy Casino Lawrenceburg.    The Argosy VI is a riverboat casino, which we own. We own and lease 52 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the Argosy VI, and includes entertainment pavilion, a hotel, and a parking garage. In addition, we own a 52 acre parcel on Route 50 which we use for remote parking.

        Hollywood Casino Aurora.    We own a dockside barge structure and land based pavilion in Aurora, Illinois. The property also includes two parking garages under capital lease agreements.

        Empress Casino Hotel.    We own approximately 260 acres in Joliet, Illinois, which includes a barge-based casino, a hotel and an entertainment pavilion.

        Argosy Casino Riverside.    We own approximately 68 acres in Riverside, Missouri, which includes a barge-based casino, an entertainment facility and a parking garage.

        Casino Rouge.    The Casino Rouge is a four-story riverboat casino, which we own. We own a 23-acre site on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The property site serves as the dockside embarkation for the Casino Rouge and features a two-story building.

        Argosy Casino Alton.    The Alton Belle II is a riverboat casino, which we own. We lease a 2.5 acre parcel in Alton, Illinois, a portion of which serves as the dockside embarkation for the Alton Belle II and includes an entertainment pavilion and an office building. In addition, we lease an office building adjacent to the property.

        Hollywood Casino Tunica.    We lease approximately 70 acres of land in Tunica, Mississippi, which contains a single-level casino and other land-based facilities. Hollywood Casino Tunica is located amongst a cluster of gaming facilities, including those operated by Resorts International Hotel and Casino, Inc. and Boyd Gaming Corporation.

        Casino Magic—Bay St. Louis. We own approximately 591 acres in the city of Bay St. Louis, Mississippi, including the 17-acre marina where the gaming barge is moored. The property includes an 18-hole golf course, two hotels, and other land-based facilities, all of which we own. We closed Casino Magic—Bay St. Louis on August 28, 2005 due to Hurricane Katrina and the facility remains closed due to the extensive damage caused by the hurricane.

        Argosy Casino Sioux City.    We have a lease in Sioux City, Iowa, for the landing rights, which includes the dockside embarkation for the Argosy IV. The Argosy IV is a riverboat casino. We own the Argosy IV as well as adjacent barge facilities.

        Boomtown Biloxi.    We lease substantially all of the 19 acres on which Boomtown Biloxi is located under a 99-year lease that began in 1994. We also lease approximately 5 acres of submerged tidelands at the casino site from the State of Mississippi under a ten-year lease with a five-year option to renew. We own the barge on which the casino is located and all of the land-based facilities. In addition, we own an adjacent property, which we plan to utilize for additional parking and to develop the property. We closed Boomtown Biloxi on August 28, 2005 due to Hurricane Katrina and the facility remains closed due to the extensive damage caused by the hurricane.

        Bangor Raceway and Hollywood Slots at Bangor.    We lease approximately 59 acres located at Bass Park in Bangor, Maine, which consists of over 12,000 square feet of grandstand space with seating for 3,500 patrons. In addition, the Hollywood Slots at Bangor facility, which we lease, consists of 2 acres and is located near our Bass Park property.

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

        Penn National Race Course.    We own approximately 585 acres in Grantville, Pennsylvania, of which 225 is where the Penn National Race Course is located. The property includes a one-mile all-weather thoroughbred racetrack and a 7/8-mile turf track, a clubhouse and a grandstand. The property also includes approximately 360 acres surrounding the Penn National Race Course that are available for future expansion or development.

        Raceway Park.    We own approximately 92 acres in Toledo, Ohio, where Raceway Park is located. The property includes 5/8-mile harness race track, including a clubhouse and a grandstand.

        Freehold Raceway.    Through our joint venture, we own a 51-acre site in Freehold in Western Monmouth County, New Jersey where Freehold Raceway in located. The property features a half-mile oval harness track and a grandstand.

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

        Other.    We lease approximately 26,596 square feet of office and warehouse space in four office buildings in Wyomissing, Pennsylvania for our executive offices. The office buildings are owned by affiliates of Peter M. Carlino, our Chairman and Chief Executive Officer. We believe the lease terms for the executive office and warehouse to be no less favorable than such lease terms that could have been obtained from unaffiliated third parties.

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

        The following proceedings could result in costs, settlements or damages that materially impact our consolidated financial condition or operating results. In each instance, we believe that we have meritorious defenses and/or counter-claims and intend to defend ourselves.

        In October 2002, in response to our plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations, filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company's request to relocate the barge. Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved the Company's plan to relocate the barge. In March 2004, the trial court ruled in favor of the Company on all counts. Plaintiff appealed the decision to the Fifth Circuit, and on May 3, 2005, the Fifth Circuit ruled that the trial court's decision should be affirmed in part and reversed and remanded in part. In its decision, the Fifth Circuit upheld the tenant's right to relocate but remanded the case to the trial court because there was insufficient evidence in the record to determine whether the casino barge would be relocated to a place which would not trigger the increased rent obligation under the lease. After the remand, the Mississippi Supreme Court issued a decision dealing with analogous landlord/tenant issues which the Company has argued disposes of the remaining dispute in this litigation. The trial court has not made a ruling regarding the effect of the Mississippi Supreme Court decision on this litigation and instead, after Hurricane Katrina, the court requested the parties to decide whether they desire to stay the case until the Company informs the court of any new relocation plans and whether a decision by the Court is even required to pursue such relocation plans. The Company is currently considering its relocation options in light of the damage caused by the hurricane.

        In November 2005, the sellers of Bangor Historic Track ("BHT"), Capital Seven, LLC and Shawn A. Scott (collectively referred to as "Capital Seven"), filed a demand for arbitration with the American Arbitration Association seeking $30.2 million, plus interest and other damages. Capital Seven alleges breach of contract by the Company based on the Company's payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price the sellers claim is due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on our operations and currently are disputing the effective tax rate. The dispute is currently in its initial stages. We filed our Counter-Statement and Answer on December 15, 2005 and the parties are in the process of choosing arbitrators.

        In conjunction with the Company's merger with Argosy, the Company became responsible for litigation initiated over 8 years ago related to the Baton Rouge property formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz shareholders, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, seeks to prove that the gaming license was invalidly issued and seeks to recover lost gaming revenues that plaintiff contends it should have earned if the gaming license had been properly issued to plaintiff. In June 2003, the Louisiana trial court dismissed this lawsuit. The trial court's decision was affirmed by the First Circuit Court of Appeals, but subsequently reversed by the Louisiana Supreme Court on March 24, 2005, which remanded the case back to the trial court for further proceedings.

        The Company has the right to seek indemnification from the former Jazz shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz shareholders will have assets sufficient to satisfy any claim in excess of Argosy's recoupment rights. One of the three former Jazz shareholders has filed for bankruptcy in Reno, Nevada and the Company is currently involved in litigation in the bankruptcy court with certain creditors who dispute our legal right to recoup certain indebtedness and obligations owed to us against the deferred payments otherwise payable to the former Jazz shareholders, including Argosy's right to indemnity for legal fees and any possible adverse judgment rendered in connection with the Capitol House litigation.

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

	High	Low
2005
First Quarter	$34.84	$28.74
Second Quarter	36.61	29.75
Third Quarter	38.60	31.00
Fourth Quarter	33.52	26.30
2004
First Quarter	$14.78	$11.51
Second Quarter	16.60	13.63
Third Quarter	20.20	15.99
Fourth Quarter	31.17	19.34

        The closing sale price per share of our common stock on The NASDAQ National Market on March 1, 2006, was $34.15. As of March 1, 2006, there were approximately 653 holders of record of our common stock. All references to sales prices of our common stock have been retroactively restated to reflect the increased number of our common stock shares outstanding pursuant to the March 7, 2005 stock split.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial and operating data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are derived from our consolidated financial statements that have been audited by BDO Seidman, LLP, an independent registered public accounting firm. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

        The following is a listing of our acquisitions and dispositions that occurred during the five year period ended December 31, 2005:

  •
  In April 2001, we acquired the gaming assets of CRC Holdings, Inc. and the minority interest in Louisiana Casino Cruises, Inc. (which conducts business as Casino Rouge).

  •
  In April 2002, we acquired Bullwhackers.

  •
  In March 2003, we acquired Hollywood Casino Corporation.

  •
  In January 2005, we received $280 million from the Mohegan Tribal Gaming Authority ("MTGA") for the previously-announced sale of The Downs Racing, Inc. and its subsidiaries, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding.

  •
  In July 2005, the Hollywood Casino Shreveport property was disposed of, pursuant to a plan of bankruptcy.

  •
  In October 2005, we acquired Argosy Gaming Company and divested the Argosy Casino Baton Rouge property.

	Year Ended December 31,
	2005(1)	2004	2003(2)	2002(3)	2001(4)
	(in thousands, except per share data)
Income statement data:(5)
Net revenues	$1,412,466	$1,139,900	$1,012,681	$618,634	$478,065
Total operating expenses	1,168,918	926,120	836,146	520,390	405,962

Income from continuing operations	243,548	213,780	176,535	98,244	72,103
Other expenses, net	(101,778)	(76,152)	(76,878)	(52,381)	(40,525)

Income from continuing operations before income taxes	141,770	137,628	99,657	45,863	31,578
Taxes on income	54,593	50,288	37,463	17,534	10,916

Net income from continuing operations	87,177	87,340	62,194	28,329	20,662
Income (loss) from discontinued operations	33,753	(15,856)	(10,723)	2,534	3,096

Net income	$120,930	$71,484	$51,471	$30,863	$23,758

Per share data:(6)
Earnings (loss) per share—Basic
Income from continuing operations	$1.05	$1.09	$0.79	$0.38	$0.34
Discontinued operations, net of tax	0.41	(0.20)	(0.14)	0.03	0.05

Basic earnings per share	$1.46	$0.89	$0.65	$0.41	$0.39

Earnings (loss) per share—Diluted
Income from continuing operations	$1.02	$1.05	$0.77	$0.36	$0.32
Discontinued operations, net of tax	0.39	(0.19)	(0.14)	0.03	0.05

Diluted earnings per share	$1.41	$0.86	$0.63	$0.39	$0.37

Weighted shares outstanding—Basic	82,893	80,510	78,946	75,550	61,306
Weighted shares outstanding—Diluted	85,857	83,508	81,224	78,188	63,674
Other data:
Net cash provided by operating activities	$150,475	$197,164	$140,779	$101,641	$84,784
Net cash used in investing activities	(1,978,800)	(67,114)	(331,607)	(102,064)	(216,039)
Net cash provided by (used in) financing activities	1,873,221	(124,177)	217,459	18,312	145,593
Depreciation and amortization	72,531	65,785	57,471	34,518	29,751
Interest expense	89,344	75,720	76,616	42,104	46,096
Capital expenditures	121,135	68,957	56,733	88,533	41,511
Balance sheet data:
Cash and cash equivalents(7)	$132,620	$87,620	$81,567	$54,536	$36,637
Total assets	4,190,404	1,632,701	1,609,599	765,480	679,377
Total debt(7)	2,786,229	858,909	990,123	375,018	458,909
Shareholders' equity	546,543	398,092	309,878	247,000	103,265

(1)
Reflects the operations of Argosy properties since the October 1, 2005 acquisition effective date.

(2)
Reflects the operations of the Hollywood Casino properties since the March 1, 2003 acquisition effective date.

(3)
Reflects operations included since the April 25, 2002 acquisition of Bullwhackers.

(4)
Reflects operations included since the April 27, 2001 acquisition of all of the gaming assets of CRC Holdings, Inc. and the minority interest in Louisiana Casino Cruises, Inc.

(5)
For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

(6)
Per share data has been retroactively restated to reflect the increased number of common stock shares outstanding as a result of our March 7, 2005 and June 25, 2002 stock splits.

(7)
Does not include discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

        We are a leading, diversified, multi-jurisdictional owner and operator of gaming properties, as well as horse racetracks and associated off-track wagering facilities ("OTWs"), which we collectively refer to as our pari-mutuel operations. We now own or operate fourteen gaming properties located in Colorado, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, Ontario and West Virginia that are focused primarily on serving customers within driving distance of the properties. We also own or operate one racetrack and six OTWs in Pennsylvania, one racetrack in each of West Virginia, Maine, and Ohio, and, through a joint venture, own 50% of a racetrack in New Jersey. On October 3, 2005, we acquired Argosy Gaming Company ("Argosy"), which included seven properties, of which one has been divested. We operate in two reportable segments, gaming and racing, and derive substantially all of our revenues from such operations. We believe that our portfolio of assets provides us with a diversified cash flow from operations.

        We have made significant acquisitions in the past few years and expect to continue to pursue additional acquisition and development opportunities in the future. As mentioned above, on October 3, 2005, we completed our largest acquisition to date, acquiring Argosy. On March 3, 2003, we acquired Hollywood Casino Corporation, which significantly increased our revenues and cash flow. On February 12, 2004 we purchased Bangor Historic Track, Inc., in Bangor, Maine. In early November 2005, we opened a temporary gaming facility in Bangor, Maine. On July 5, 2004, Pennsylvania Governor Edward G. Rendell signed into law the Pennsylvania Race Horse Development and Gaming Act. Our plan is to develop a completely new gaming and racing facility at our Penn National Race Course in Grantville, Pennsylvania. Under this plan, we expect to open a new permanent facility with 2,000 slot machines within approximately one year after receiving a license at an estimated cost of $262 million, inclusive of the $50 million gaming license fee, and expand to up to 5,000 machines, based on demand. While we would have preferred to develop the site, as a result of the ownership restrictions on a second slot license in the Pennsylvania gaming law, on October 15, 2004 we announced our agreement to sell the Downs Racing, Inc., its subsidiaries, land and OTWs to the Mohegan Tribal Gaming Authority ("MTGA"). In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding.

        The vast majority of our revenues is gaming revenue, derived primarily from gaming on slot machines and, to a lesser extent, table games. Racing revenue is derived from wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races. Other revenues are derived from hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities.

        We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties, particularly in attractive regional markets.

        Key performance indicators related to revenues are:

  •
  Gaming revenue indicators—slot handle (volume indicator), table game drop (volume indicator) and "win" or "hold" percentages, which are not fully controllable by us. Our typical property slot win percentage is in the range of 6% to 9% of slot handle and our typical table games win percentage is in the range of 15% to 21% of table game drop; and

  •
  Racing revenue indicators—pari-mutuel wagering commissions (volume indicator) earned on wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races at out-of-state locations.

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

        We have reflected the results of the transactions for the disposition of Hollywood Casino Shreveport ("HCS"), The Downs Racing, Inc. and Argosy Casino Baton Rouge by classifying their assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company recorded a non-cash pre-tax gain of approximately $58.3 million for HCS representing the aggregate amount of previously recorded losses. The after-tax effect of the gain is approximately $37.9 million. A gain or loss on The Downs Racing, Inc. has not been recorded or recognized as of December 31, 2005, as the MTGA received certain post-closing termination rights that remain outstanding. The Company did not record a gain or loss on sale of Argosy Casino Baton Rouge, as the sale price on date of disposition equaled the estimated fair value of the assets and liabilities acquired. Financial information for HCS was previously reported as part of the gaming reportable segment and financial information for The Downs Racing, Inc. and its subsidiaries was previously reported as part of the racing reportable segment. See "Discontinued Operations" below for further information about our discontinued operations.

Executive Summary

        Factors affecting the Company's results for the year ended December 31, 2005 included the Argosy acquisition, effective October 1, 2005, the improvement of our capital structure and the impact of Hurricane Katrina on our two Gulf Coast properties.

Highlights for 2005:

  •
  On October 3, 2005, we completed our largest acquisition to date, acquiring Argosy. In order to expedite Federal Trade Commission approval for the Argosy acquisition, the Company completed the sale of Argosy Casino Baton Rouge on October 25, 2005.

  •
  In January 2005, we received $280 million from the MTGA for the previously-announced sale of The Downs Racing, Inc. and its subsidiaries, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding.

  •
  In March 2005, we completed a private offering of $250 million of 6 3/4% senior subordinated notes.

  •
  In March 2005, we redeemed $200 million of our 11 1/8% Series B senior subordinated notes with the proceeds from the receipt of $280 million from the MTGA in connection with the previously-announced sale of The Downs Racing, Inc. and its subsidiaries and the private offering described above.

  •
  In July 2005, the Illinois Legislature passed Senate Bill 316, that allows our casinos to pay a lower tax rate. The bill established minimum thresholds of payments for each casino. Assuming that we can grow revenue at the Illinois casinos to 2003 levels, the legislative change will amount to a rollback in taxes to the pre-2003 tax structure, with a 50% maximum tax rate. The same legislation immediately reduced the admission tax to $3.00.

  •
  On October 3, 2005, we entered into a $2.725 billion senior secured credit facility. The credit facility is comprised of a $750.0 million revolving credit facility, a $325.0 million Term Loan A facility and a $1.65 billion Term Loan B facility. The proceeds of the credit facility were used to, among other things, fund the consummation of our acquisition of Argosy, repay our and Argosy's existing credit facilities, fund Argosy's repurchase of its 9% senior subordinated notes and 7% senior subordinated notes tendered in the previously-announced tender offers and consent solicitations and pay certain fees and expenses in connection with the aforementioned transactions.

  •
  Our facilities at Casino Magic—Bay St. Louis and Boomtown Biloxi were closed in late August 2005 due to the extensive damage caused by Hurricane Katrina, and have not yet resumed operations.

  •
  In early November 2005, we opened the Hollywood Slots at Bangor temporary facility in Bangor, Maine.

  •
  In December 2005, we filed a Category 1 license application with the Pennsylvania Gaming Control Board related to our planned Hollywood Casino at Penn National integrated racing and gaming facility at the Penn National Race Course. The Hollywood Casino at Penn National will be a 365,000 square foot facility and will be sized for 3,000 slot machines, with 2,000 positions planned at opening.

Other Developments:

  •
  We continue to build and develop the Charles Town Entertainment Complex. The current expansion of the property includes a 400-seat buffet and construction of a new parking garage, doubling our structured parking to 5,000 spaces, both of which are on schedule for completion in the third quarter of 2006 and the first quarter of 2007, respectively. We will commence, during late 2006, with a 65,000 square foot expansion of the gaming floor, which will enable us to initially add 800 more slots with capacity for an additional 1,000 positions thereafter. The expanded gaming floor is expected to be completed in early 2007.

  •
  Argosy Casino Riverside is adding a 258 room hotel that is expected to open mid-2007.

  •
  Argosy Casino Lawrenceburg is moving forward with the construction of a master planned casino development. The development includes a 1,500 space parking garage to be open in second quarter of 2007, a 250,000 square foot two level barge, and numerous infrastructure upgrades to allow more convenient access to the property both to open in the second quarter of 2008. The new barge will allow up to 4,000 positions on a single level with dockside amenities including food and beverage outlets and room for additional expansion on the second level.

  •
  Consistent with our management of our capital structure, we called for the redemption of the $175 million of our outstanding 8 7/8% senior subordinated notes. We intend to fund the note redemption from available cash and borrowings under our revolving credit facility, which we expect to result in lower levels of debt service going forward.

  •
  On March 6, 2006, the Illinois Gaming Board agreed to allow us to retain the Argosy Casino Alton. In addition, the Illinois Gaming Board granted us an extension to the time limit by which we are required to reach a definitive sale agreement for the Empress Casino Hotel from December 31, 2006 until June 30, 2008. We assumed ownership of the two properties with our acquisition of Argosy in October 2005. In September 2005, the Illinois Gaming Board approved the Argosy acquisition. As a condition to the Illinois Gaming Board's approval of the transaction, we had agreed to enter into sale agreements for the Argosy Casino Alton and the Empress Casino Hotel by December 31, 2006.

        For 2006, management will be focused on the above initiatives and other factors affecting the business similar to the drivers of our results as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risks to achieving our financial objectives for 2006 are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Results of Continuing Operations

        The results of continuing operations for the years ended December 31, 2005, 2004, and 2003 are summarized below (in thousands):

Year Ended December 31,	2005	2004	2003
Revenues:
Gaming	$1,254,721	$992,088	$871,218
Racing	49,559	48,382	51,758
Management service fee	18,596	16,277	13,726
Food, beverage and other	163,530	148,768	131,915

Gross revenues	1,486,406	1,205,515	1,068,617
Less promotional allowances	(73,940)	(65,615)	(55,936)

Net revenues	1,412,466	1,139,900	1,012,681

Operating expenses:
Gaming	689,666	544,769	475,407
Racing	38,422	37,277	41,435
Food, beverage and other	127,046	98,555	92,663
General and administrative	191,933	179,734	169,170
Hurricane	21,145	—	—
Settlement costs	28,175	—	—
Depreciation and amortization	72,531	65,785	57,471

Total operating expenses	1,168,918	926,120	836,146

Income from continuing operations	$243,548	$213,780	$176,535

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

  •
  Consistent with the consolidation trend in the gaming industry, we have been very active in acquisitions since 1997, including the acquisition of Argosy on October 3, 2005.

  •
  A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Pennsylvania) and potential competitive threats to business at our existing properties (such as Maryland, Ohio, Kentucky, and Kansas). The timing and occurrence of these events remain uncertain. Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

  •
  The implementation of "ticket-in, ticket-out" ("TITO") technology at our properties has enabled us to provide better customer service as machine down time for hopper fills and the majority of hard pay jackpots are eliminated. In addition, labor costs are reduced with the implementation of TITO as most machine service functions are eliminated.

  •
  The continued demand for, and our emphasis on, slot wagering entertainment at our properties, which revenue is the consistently profitable segment of the gaming industry.

  •
  The ongoing successful expansion and revenue gains at our Charles Town Entertainment Complex and Argosy Casino Lawrenceburg.

  •
  Financing in a favorable interest environment and under an improved credit profile that facilitates our growth.

  •
  The impact of Hurricane Katrina on our facilities, our employees and the Mississippi Gulf Coast market.

  •
  The successful execution of the development and construction activities currently underway at a number of our facilities.

  •
  The successful integration of the Argosy properties.

        The results of continuing operations by reportable segment and property level for the years ended December 31, 2005, 2004, and 2003 are summarized below (in thousands):

	Net Revenues (1)			Income (loss) from Continuing Operations
	2005	2004	2003	2005	2004	2003
Gaming Segment
Charles Town Entertainment Complex	$440,764	$400,129	$329,147	$109,495	$96,031	$72,929
Argosy Casino Lawrenceburg(2)	109,541	—	—	31,792	—	—
Hollywood Casino Aurora(3)	242,053	232,584	201,938	65,972	59,372	54,547
Empress Casino Hotel(2)	62,322	—	—	14,019	—	—
Argosy Casino Riverside(2)	37,373	—	—	7,680	—	—
Casino Rouge	136,405	108,409	106,940	16,645	25,543	23,650
Argosy Casino Alton	27,695	—	—	3,615	—	—
Hollywood Casino Tunica(3)	112,939	117,509	96,648	19,187	18,525	11,041
Casino Magic-Bay St. Louis	69,961	106,236	106,641	(5,855)	9,996	12,333
Argosy Casino Sioux City(2)	13,838	—	—	2,929	—	—
Boomtown Biloxi	46,030	70,391	72,644	346	8,739	9,766
Hollywood Slots at Bangor	5,957	978	—	(1,845)	(351)	—
Bullwhackers	32,931	32,035	26,467	2,028	3,206	1,626
Casino Rama management service contract	18,596	16,277	13,726	17,234	15,485	12,343
Corporate overhead	—	—	—	(36,862)	(26,318)	(26,210)

Total Gaming Segment	1,356,405	1,084,548	954,151	246,380	210,228	172,025

Racing Segment
Pennsylvania Racing Operations	53,775	55,352	58,530	(2,956)	3,552	4,510
Raceway Park	2,286	—	—	124	—	—

Total	$1,412,466	$1,139,900	$1,012,681	$243,548	$213,780	$176,535

(1)
Net revenues are net of promotional allowances.

(2)
Reflects results since the October 1, 2005 acquisition effective date.

(3)
Reflects results since the March 1, 2003 acquisition effective date.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Net revenues, year ended December 31, 2005
(in thousands)

	Gaming	Racing	Total
Gaming	$1,254,721	$—	$1,254,721
Racing	—	49,559	49,559
Management service fee	18,596	—	18,596
Food, beverage and other	157,022	6,508	163,530

Gross revenue	1,430,339	56,067	1,486,406
Less promotional allowances	(73,934)	(6)	(73,940)

Net revenues	$1,356,405	$56,061	$1,412,466

Net revenues, year ended December 31, 2004
(in thousands)

	Gaming	Racing	Total
Gaming	$992,088	$—	$992,088
Racing	—	48,382	48,382
Management service fee	16,277	—	16,277
Food, beverage and other	141,798	6,970	148,768

Gross revenue	1,150,163	55,352	1,205,515
Less promotional allowances	(65,615)	—	(65,615)

Net revenues	$1,084,548	$55,352	$1,139,900

        Net revenues increased in 2005 by $272.6 million, or 23.9%, to $1,412.5 million from $1,139.9 million in 2004. This increase is primarily driven by the Argosy acquisition, which represented $253.1 million of the increase as well as growth at Charles Town and Casino Rouge properties in the amount of $40.6 million and $28.0 million, respectively. This growth was partially offset by a $36.3 million decline in Casino Magic—Bay St. Louis and a $24.4 million decline in Boomtown Biloxi, as both properties have been closed since August 28, 2005, as a result of extensive Hurricane Katrina damage.

  Gaming Revenue

        Gaming revenue increased in 2005 by $262.6 million, or 26.5%, to $1,254.7 million from $992.1 million in 2004. The Argosy properties contributed $240.0 million of the increase and the properties we owned prior to the acquisition contributed the remaining $22.6 million of the increased gaming revenue.

        Gaming revenue at our Charles Town Entertainment Complex increased by $40.0 million as a result of an increase in patronage due to increased market awareness and expansion of the property. The total average gaming units on the floor increased to 4,119 compared to 3,659 a year ago.

        Also contributing to the increase in gaming revenue is Hollywood Casino Aurora, which increased revenue by $10.4 million as a result of our marketing efforts to increase the number of visitations by our customers and changes to the slot floor. During the third quarter of 2005, Illinois rolled back its gaming tax to pre-June 2003 levels and reduced the admissions tax from $4.00 to $3.00. As a result, we initiated a number of marketing programs that are focused on bringing back customers affected by the operational and marketing changes we made in response to the gaming and admissions tax increases in 2003. These programs included the elimination of admissions charges, significant advertising of the free admission policy and the mailing of cash and food incentives to individuals who had not visited our property since 2003.

        In addition, Casino Rouge increased gaming revenue by $27.5 million as a result of the growth in patron visits and win per patron visit as the population of Baton Rouge grew with residents evacuating New Orleans and southeast Louisiana area after Hurricane Katrina.

        These revenue gains were partially offset by a $33.4 million decline at Casino Magic—Bay
St. Louis and a $21.8 million decline at Boomtown Biloxi caused primarily by the closing of the properties due to Hurricane Katrina.

        Management service fees from Casino Rama increased in 2005 by $2.3 million, or 14.2%, to $18.6 million from $16.3 million in 2004. The increase in management service fees is a result of continued emphasis on marketing programs that focus on trip generation, recent visitors, the hotel and convention center and the concert program. These programs have increased slot play in the casino.

        Food, beverage and other revenue increased in 2005 by $15.2 million, or 10.7%, to $157.0 million from $141.8 million in 2004. The Argosy properties contributed $26.1 million of such revenue, which was offset by the properties we owned prior to the acquisition declining by $10.9 million, primarily relating to the $7.0 million decrease at Casino Magic—Bay St. Louis and a $4.3 million decrease at Boomtown Biloxi caused primarily by the closing of the properties due to Hurricane Katrina.

        Promotional allowances increased in 2005 by $8.3 million to $73.9 million from $65.6 million in 2004. The Argosy properties accounted for $15.4 million of the increase and the properties owned prior to the acquisition decreased by $7.1 million primarily relating to the $4.1 million decline at Casino Magic—Bay St. Louis and a $1.8 million decline at Boomtown Biloxi caused by the closing of the properties due to Hurricane Katrina. In addition, Hollywood Casino Aurora accounted for another $2.0 million decrease as a result of admissions charges no longer being waived for customers.

  Racing revenue

        Racing revenue increased in 2005 by $1.2 million, or 2.4%, to $49.6 million from $48.4 million in 2004.

        Food, beverage and other revenues decreased by approximately $.5 million, or 6.6%, to $6.5 million from $7.0 million in 2004.

Operating Expenses

Operating Expenses, year ended December 31, 2005
(in thousands)

	Gaming	Racing	Total
Gaming	$689,666	$—	$689,666
Racing	—	38,422	38,422
Food, beverage and other	122,798	4,248	127,046
General and administrative	177,142	14,791	191,933
Hurricane	21,145	—	21,145
Settlement costs	28,175	—	28,175
Depreciation and amortization	71,099	1,432	72,531

Total operating expenses	$1,110,025	$58,893	$1,168,918

Operating Expenses, year ended December 31, 2004
(in thousands)

	Gaming	Racing	Total
Gaming	$544,769	$—	$544,769
Racing	—	37,277	37,277
Food, beverage and other	93,929	4,626	98,555
General and administrative	171,340	8,394	179,734
Hurricane	—	—	—
Settlement costs	—	—	—
Depreciation and amortization	64,282	1,503	65,785

Total operating expenses	$874,320	$51,800	$926,120

        Total operating expenses increased in 2005 by $242.8 million, or 26.2%, to $1,168.9 million from $926.1 million in 2004. The Argosy properties contributed $193.8 million of the increase as they were part of our operations only during the fourth quarter of 2005. In addition, we incurred settlement costs of $28.2 million in connection with litigation involving Casino Rouge, as well as a $21.1 million charge related to the impact of Hurricane Katrina on our properties.

  Gaming expenses

        Gaming expenses increased in 2005 by $144.9 million, or 26.6%, to $689.7 million from $544.8 million in 2004. The Argosy properties accounted for $128.5 million of the increase and the expenses at the properties we owned prior to the acquisition increased by $16.4 million. At the Charles Town Entertainment Complex, due to the addition of new slot machines since last year, gaming expenses increased by $24.4 million, or 10.7%, over the same period of last year. Of this increase, gaming taxes increased by $24.7 million, which was a result of the increase in gaming revenues. Casino Rouge had an increase in gaming expenses of $8.0 million, primarily due to higher gaming taxes associated with the growth in revenue, an increase in marketing expense related to the bowling tournament and higher database marketing, promotion and event promotions. Hollywood Casino Aurora had an increase in gaming expenses of $2.4 million as a result of higher gaming taxes that were partially offset by labor reductions that resulted from the implementation of TITO slot machine technology. These expense increases were partially offset by decreases at Casino Magic—Bay St. Louis of $15.0 million and Boomtown Biloxi of $5.7 million as a result of Hurricane Katrina. At our properties that had a decrease in gaming revenues, we had a corresponding decrease in gaming taxes, which is the largest component of gaming operating expenses. At our properties that have purchased new slot machines or converted slot machines to TITO, we have benefited from savings in our labor costs and slot machine lease costs.

        Food, beverage and other expenses increased in 2005 by $28.9 million, or 30.7%, to $122.8 million from $93.9 million in 2004. The Argosy properties accounted for $29.3 million of the increase and the properties we owned prior to the acquisition declined by $.4 million. At Casino Magic—Bay St. Louis and Boomtown Biloxi, food, beverage and other expenses declined by $.9 million and $2.0 million, respectively, as a result of Hurricane Katrina. These decreases were offset by a $2.1 million increase at Hollywood Slots at Bangor.

        General and administrative expenses increased by $5.8 million to $177.1 million in 2005 from $171.3 million in 2004. The addition of the Argosy properties increased general and administrative expenses by $23.8 million, and the properties we owned prior to acquisition had a decrease in general and administrative expenses of $18.0 million. General and administrative expenses at the properties include facility maintenance, utilities, property and liability insurance, housekeeping, and all administrative departments such as accounting, purchasing, human resources, legal and internal audit. Most of our properties reduced their general and administrative costs as expenses were lower for property and general liability insurance, health insurance and land leases (which are based on a percent of revenue). In addition, Casino Magic—Bay St. Louis decreased $13.9 million and Boomtown Biloxi decreased $11.8 million as a result of Hurricane Katrina. Charles Town had an increase of $3.6 million in general and administrative expenses primarily due to an increase in wages and benefits and utilities. Corporate overhead expenses increased by $7.3 million for 2005 as compared to the same period in 2004. We incurred additional audit fees and additional internal audit department costs this period relative to compliance with the rules promulgated in accordance with the Sarbanes- Oxley Act of 2002, particularly Section 404 (dealing with internal controls over financial reporting), an increase in legal fees associated with the HCS bankruptcy filing and the Casino Rouge land lease litigation, added payroll expense for staffing at the corporate office and higher payroll taxes as a result of the exercise of stock options.

        The Company recognized a pre-tax charge of $21.1 million ($13.7 million after-tax) associated with the expenses incurred from Hurricane Katrina. The costs include property insurance and business interruption policy deductible expense (approximately $10.2 million), compensation being paid to employees that exceeds the ordinary payroll limits under the business interruption policy (approximately $6.1 million), the purchase of replacement flood insurance for coverage during the remaining insurance policy term (approximately $3.6 million), contributions to the Penn National Gaming Foundation for the Hurricane Katrina relief project (approximately $1.0 million) and costs for insurance claim consultants (approximately $.2 million). The charge does not reflect any loss resulting from the damage to the land-based facilities and casino barges at Casino Magic-Bay St. Louis and Boomtown Biloxi, as this amount is not yet known. However, we believe that insurance proceeds will be sufficient to fund replacement costs.

        Casino Rouge recorded one-time settlement costs of $28.2 million ($16.8 million after-tax). The charge was part of the $30.5 million Settlement and Property Purchase Agreement to terminate litigation between the parties, terminate the lease and mutually release all claims against each party. The property consists of 12.6 acres of land on the Mississippi River on which Casino Rouge conducts a significant portion of its dock-side operations.

        Depreciation and amortization expense increased by $6.8 million, or 10.6%, to $71.1 million in 2005 from $64.3 million in 2004. The addition of the Argosy properties increased depreciation and amortization expense by $12.3 million. The increase attributable to the Argosy acquisition was offset by a decrease of $5.5 million that was primarily a result of depreciation being suspended at the Mississippi properties for property and equipment as a result of Hurricane Katrina. In addition, accelerated depreciation was taken in 2004 for property and equipment that had been replaced or was no longer in service at the Mississippi properties.

  Racing operating expenses

        Racing expenses increased in 2005 by $7.1 million, or 13.7%, to $58.9 million from $51.8 million in 2004. Penn National Race Course's administrative expenses increased as a result of the hiring of new management staff for the planning and development of the new gaming operations and an additional charge for workers' compensation claims. In addition, Penn National Race Course recorded an impairment charge of $4.3 million for the demolition of the grandstand expected to occur during 2006.

Income from continuing operations

        Income from continuing operations increased by $29.7 million, or 13.9%, to $243.5 million in 2005 from $213.8 million in 2004. The Argosy properties contributed $60.0 million to the increase and the properties we owned prior to the acquisition declined $30.3 million. The decrease was primarily caused by the Casino Rouge settlement costs of $28.2 million, the hurricane expense charge of $21.1 million, an increase in corporate overhead expenses, and the closing of Casino Magic—Bay St. Louis and Boomtown Biloxi due to Hurricane Katrina, all of which were discussed above. These decreases were offset in part by the growth of income from operations at Charles Town, Hollywood Casino Aurora and Casino Rouge, which accounted for $13.5 million, $6.6 million, and $19.7 million, excluding the settlement costs, respectively.

Other income (expense)

        Other income (expense) summary (in thousands):

Year ended December 31,	2005	2004
Other income (expense):
Interest expense	$(89,344)	$(75,720)
Interest income	4,111	2,093
Earnings from joint venture	1,455	1,634
Other	39	(392)
Loss on early extinguishment of debt	(18,039)	(3,767)

Total other income (expense)	$(101,778)	$(76,152)

        Interest expense increased by $13.6 million to $89.3 million as of December 31, 2005 from $75.7 million a year ago. On October 3, 2005, we entered into a $2.725 billion new senior secured credit facility. The credit facility is comprised of a $750.0 million revolving credit facility, a $325.0 million Term Loan A facility and a $1.65 billion Term Loan B facility. The proceeds of the credit facility were used to, among other things, fund the consummation of our acquisition of Argosy, repay our and Argosy's existing credit facilities, fund Argosy's repurchase of all of its 9% senior subordinated notes and 7% senior subordinated notes tendered in the previously-announced tender offers and pay certain fees and expenses in connection the aforementioned transactions.

        Interest income increased due to investing the $280 million received from the MTGA for the previously-announced sale of The Downs Racing, Inc. and its subsidiaries in January 2005 and from available excess cash flow.

        We recorded an $18.0 million loss on early extinguishment of debt as a result of the following: $14.0 million loss for the redemption of our $200 million 11 1/8% senior subordinated notes and a $5.7 million loss for the write-off of deferred finance charges relating to the termination of our 2003 senior secured credit facility, offset by a $1.7 million pre-tax gain for the termination of swap contracts related to the repaid loans.

Discontinued Operations

        Discontinued operations reflect the results of HCS, The Downs Racing, Inc, and the sale of Argosy Casino Baton Rouge. We had a loss, net of tax benefit, from discontinued operations of $4.1 million and $15.9 million in 2005 and 2004, respectively.

        On August 27, 2004, HCS entered into an agreement of sale with Eldorado Resorts LLC ("Eldorado"). On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS. On July 6, 2005, the Bankruptcy Court entered an order confirming the Chapter 11 plan that provided for the acquisition of HCS by certain affiliates of Eldorado and, on July 22, 2005, the acquisition was completed. The Company recognized a net loss of $5.5 million from the HCS discontinued operations. In addition, as a result of the sale, the Company recorded a non-cash pre-tax gain of approximately $58.3 million representing the aggregate amount of previously recorded losses. The after-tax effect of the gain is approximately $37.9 million.

        On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding. We have classified the assets, liabilities and results of operations of The Downs Racing, Inc. as restricted assets and liabilities for sale and discontinued operations at December 31, 2005, and for the period January 1, 2005 through January 25, 2005. Note 20: Sale of The Downs Racing, Inc. and Subsidiaries to the consolidated financial statements provides further information on the sale of The Downs Racing, Inc. and its subsidiaries.

        On October 25, 2005, pursuant to the previously-announced Securities Purchase Agreement among Argosy, Wimar Tahoe Corporation and CP Baton Rouge Casino, L.L.C., an affiliate of Columbia Sussex Corporation, we completed the sale of Argosy Casino Baton Rouge to Columbia Sussex Corporation. We owned Argosy Casino Baton Rouge for twenty-four days prior to the sale and recorded net income on discontinued operations of $1.4 million.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

Net revenues, year ended December 31, 2004
(in thousands)

	Gaming	Racing	Total
Gaming	$992,088	$—	$992,088
Racing	—	48,382	48,382
Management service fee	16,277	—	16,277
Food, beverage and other	141,798	6,970	148,768

Gross revenue	1,150,163	55,352	1,205,515
Less promotional allowances	(65,615)	—	(65,615)

Net revenues	$1,084,548	$55,352	$1,139,900

Net revenues, year ended December 31, 2003
(in thousands)

	Gaming	Racing	Total
Gaming	$871,218	$—	$871,218
Racing	—	51,758	51,758
Management service fee	13,726	—	13,726
Food, beverage and other	125,143	6,772	131,915

Gross revenue	1,010,087	58,530	1,068,617
Less promotional allowances	(55,936)	—	(55,936)

Net revenues	$954,151	$58,530	$1,012,681

        Net revenues increased in 2004 by $127.2 million, or 12.6%, to $1,139.9 million from $1,012.7 million in 2003. The two Hollywood Casino properties contributed $51.5 million of the increase primarily due to comparing a full year of operations in 2004 to a ten-month period of operations in 2003. Had we owned the properties for the full year 2003, the Hollywood Casino properties revenues would have decreased by $11.0 million between 2003 and 2004 primarily due to the effects of the increase in the gaming tax structure at the Hollywood Casino Aurora property. From the properties we owned prior to the acquisition of the Hollywood Casino properties, revenues increased by $75.7 million. Revenues at the Charles Town Entertainment Complex increased by $71.0 million due to a full year of results from the 2003 gaming area expansion and the addition of 300 new slot machines during 2004.

  Gaming Revenue

        Gaming revenue increased in 2004 by $120.9 million, or 13.9%, to $992.1 million from $871.2 million in 2003. The Hollywood Casino properties contributed $47.9 million of the increase and the properties we owned prior to the acquisition contributed the remaining $73.0 million of the increased gaming revenue. Of this total, Charles Town Entertainment Complex increased gaming revenue by $68.6 million as a result of the expansion that added 700 gaming machines in July 2003 and the addition of 300 new slot machines during 2004. The average number of gaming machines in play at Charles Town Entertainment Complex increased to 3,659 in 2004 from 3,089 in 2003, with the average win per machine increasing to $273 in 2004 from $264 per day in 2003 as a result of increased patronage by mid-week and drive-in customers due to the success of our marketing program targeted toward such customers. At Bullwhackers, gaming revenue increased by $5.0 million in 2004. The revenue gains were a result of an increase in patronage from more effective marketing programs and a change in product mix that resulted in a higher hold percentage and average win per unit per day. Casino Rouge had an increase in gaming revenue of $1.3 million even though there was a decrease in visitation in 2004. The revenue increase was a result of a change in product mix to more low denomination video slot machines which generated higher win per day and hold percentages than higher denomination machines and an increase in table game play. These revenue gains were partially offset by a $1.6 million decline at Boomtown Biloxi caused by a loss of patronage to our competitors and Hurricane Ivan in September 2004.

        Management service fees from Casino Rama increased in 2004 by $2.6 million, or 18.6%, to $16.3 million from $13.7 million in 2003. The increase in management service fees is a result of continued emphasis on marketing programs which focus on trip generation, favorable weather (mild winter months and rainy summer months), favorable table games hold percentages, compressed prior year business levels resulting from SARS and increased patronage resulting from the institution of a no-smoking policy at the largest race track beginning in June 2004. These factors more than offset the opening of the Niagara Fallsview Casino and Resort.

        Food, beverage and other revenue increased in 2004 by $16.7 million, or 13.3%, to $141.8 million from $125.1 million in 2003. The Hollywood Casino properties contributed $10.6 million of the increase and the properties we owned prior to the acquisition contributed $6.1 million. Charles Town increased its food, beverage and other revenue by $4.1 million as a result of expanded food court and restaurant operations, increased attendance and increased revenues from other ancillary services. At Casino Magic-Bay St. Louis, food, beverage and other revenue, including hotel revenues, increased by $1.1 million primarily as a result of marketing programs that were implemented to increase hotel occupancy and feature our dining outlets. Bullwhackers had a $.8 million, or 50%, increase in food, beverage and other revenues as a result of better food quality, the opening of a new bakery and deli on the casino floor and offering additional cash services for our patrons. At Boomtown Biloxi, revenues decreased by $.9 million as a result of lost business from Hurricane Ivan and a change in our food and beverage marketing programs.

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

  Racing revenue

        Racing revenue decreased in 2004 by $3.4 million, or 6.5%, to $48.4 million from $51.8 million in 2003. In 2004, due to inclement weather, we lost thirteen race days at Penn National Race Course and had a decline in attendance at the OTWs that remained open during any inclemency. We also experienced a decline in our call center revenue as a result of restrictions we placed on telephone and internet wagering account activity as a result of concerns raised by various state gaming regulatory agencies.

        Food, beverage and other revenues increased by approximately $.2 million at Penn National Race Course.

Operating Expenses

Operating Expenses, year ended December 31, 2004
(in thousands)

	Gaming	Racing	Total
Gaming	$544,769	$—	$544,769
Racing	—	37,277	37,277
Food, beverage and other	93,929	4,626	98,555
General and administrative	171,340	8,394	179,734
Depreciation and amortization	64,282	1,503	65,785

Total operating expenses	$874,320	$51,800	$926,120

Operating Expenses, year ended December 31, 2003
(in thousands)

	Gaming	Racing	Total
Gaming	$475,407	$—	$475,407
Racing	—	41,435	41,435
Food, beverage and other	88,054	4,609	92,663
General and administrative	162,729	6,441	169,170
Depreciation and amortization	55,936	1,535	57,471

Total operating expenses	$782,126	$54,020	$836,146

        Total operating expenses increased in 2004 by $90.0 million, or 10.8%, to $926.1 million from $836.1 million in 2003. The two Hollywood Casino properties contributed $39.2 million of the increase primarily due to comparing a full year of operations in 2004 to a ten-month period of operations in 2003. However, had we owned the properties for the full year 2003, the Hollywood Casino properties operating expenses would have decreased by $11.0 million between 2003 and 2004 primarily due to the effects of the increase in the gaming tax structure at the Hollywood Casino Aurora property. From the properties we owned prior to the acquisition of the Hollywood Casino properties, operating expenses increased by $50.8 million.

  Gaming expenses

        Gaming expenses increased in 2004 by $69.4 million, or 14.6%, to $544.8 million from $475.4 million in 2003. The Hollywood Casino properties accounted for $26.1 million of the increase and the expenses at the properties we owned prior to the acquisition increased by $43.3 million. At Charles Town Entertainment Complex, gaming expenses increased by $41.8 million and included gaming taxes attributable to the increased gaming revenue and salaries, wages and benefits due to the additional staffing levels needed to accommodate the expanded gaming floor area and increased customer volumes. Gaming expenses increased at Casino Magic—Bay St. Louis by $2.0 million as a result of marketing expenditures, primarily for entertainment expenses, promotional giveaways and VIP function-related expenses that were focused on driving attendance and slot machine play. Boomtown Biloxi had a decrease in gaming expenses of $2.1 million resulting primarily from changes made in the marketing and promotion programs and a decrease in gaming taxes that were directly attributable to lower gaming revenues. Casino Rouge also had a decrease in gaming expenses of $1.7 million in 2004. The decrease was a result of a change in product mix that also included a reduction in the number of participation games on the floor and lower participation fees, lower marketing costs and lower labor costs as a result of a change to TITO slot machines. At Bullwhackers, gaming expenses increased by $3.3 million in 2004 as a result of an increase in gaming taxes that resulted from higher gaming revenues and a higher effective gaming tax rate and an increase in marketing expenses.

        Food, beverage and other expenses increased in 2004 by $5.9 million, or 6.7%, to $93.9 million from $88.1 million in 2003. The Hollywood Casino properties accounted for $1.4 million of the increase and the properties we owned prior to the acquisition produced the remaining $4.5 million increase. These expenses increased at Charles Town Entertainment Complex by $3.5 million due to increased food and beverage volumes from increased attendance, increases in food costs and increases in staffing. Boomtown Biloxi had a decrease in expenses primarily as a result of decreased food and beverage revenues. The other properties had minor fluctuations in food, beverage and other expenses as a result of volume changes and higher food costs.

        General and administrative expenses increased by $8.6 million, or 5.3%, to $171.3 million in 2004 from $162.7 million in 2003. The increase was generated entirely by our gaming properties and corporate overhead. The addition of the two Hollywood Casino properties increased general and administrative expenses by $8.8 million, and the properties we owned prior to acquisition had an decrease in general and administrative expenses of $1.1 million and corporate overhead increased by $.9 million. General and administrative expenses at the properties include facility maintenance, utilities, property and liability insurance, housekeeping, and all administration departments such as accounting, purchasing, human resources, legal and internal audit. The general and administrative expenses at Charles Town Entertainment Complex increased by $1.5 million primarily due to additional payroll related costs for the expanded facility and increased property and general liability insurance costs. Our other properties had small decreases in general and administrative expenses due to decreases in property and general liability expenses, and payroll related expenses. Corporate overhead expenses increased by $.9 million in 2004 as compared to 2003. Corporate expenses such as payroll and employees benefits, outside services and travel have increased as a result of the Hollywood Casino acquisition in 2003. Lobbying expenses in connection with Pennsylvania slot legislation and Maine gaming regulations also increased corporate costs. However, our corporate overhead as a percentage of our net revenues decreased.

        Depreciation and amortization expense increased by $8.3 million, or 14.9%, to $64.3 million in 2004 from $55.9 million in 2003. The addition of the Hollywood Casino properties increased depreciation and amortization expense by $3.0 million. The remaining increase of $5.3 million was primarily a result of the expansion at Charles Town for additional gaming space and the parking structure and the purchase of new slot machines at many of our properties.

  Racing expenses

        Racing expenses decreased in 2004 by $4.2 million, or 10.0%, to $37.3 million from $41.4 million in 2003. Expenses that have a direct relationship to racing revenue such as purse expense, pari-mutuel taxes, simulcast fees and totalisator expense all decreased with the decrease in racing revenues.

        Other racing-related expenses such as food, beverage and other expense, general and administrative expense and depreciation and amortization expense increased slightly or have remained at the same levels as the prior year.

Income from continuing operations

        Income from continuing operations increased by $37.3 million, or 21.1%, to $213.8 million in 2004 from $176.5 million in 2003. The increase was generated entirely by our gaming properties. The Hollywood Casino properties contributed $12.3 million to the increase. Our overall profit margin increased to 18.8% in 2004 from 17.4% in 2003. We credit our property management teams for these results, as their continued focus on customer and employee satisfaction, market share gains and operating margin improvements contribute to our consolidated improvement in income from continuing operations and operating margins.

Other income (expense)

        Other income (expense) summary (in thousands):

Year ended December 31,	2004	2003
Other income (expense):
Interest expense	$(75,720)	$(76,616)
Interest income	2,093	1,649
Earnings from joint venture	1,634	1,825
Other	(392)	(1,899)
Loss on change in fair value of interest rate swaps	—	(527)
Loss on early extinguishment of debt	(3,767)	(1,310)

Total other income (expense)	$(76,152)	$(76,878)

        Interest expense decreased by $.9 million in 2004 primarily due to the principal payments of $129.7 million made on our senior secured credit facility term loan. In conjunction with the accelerated principal loan payments, we recorded a loss on early extinguishment of debt of $3.8 million for deferred finance fees. Subject to the availability of attractive acquisition or project opportunities, we expect to continue to accelerate our principal payments as free cash flow allows.

        In 2003, we incurred other expenses of $1.9 million. These expenses included costs for the write-off of an option on a greyhound race track and costs incurred for due diligence in connection with the Wembley plc potential acquisition.

Discontinued Operations

        Discontinued operations reflect the results of HCS and The Downs Racing, Inc. We had a loss, net of tax benefit, from discontinued operations of $15.9 million and $10.7 million in 2004 and 2003, respectively. On August 27, 2004 HCS entered into an agreement of sale with Eldorado. On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS. As a result of the Chapter 11 bankruptcy filing by HCS, the sale had not been consummated at December 31, 2004. On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsdiaries to the MTGA. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding. We have reflected the results of these transactions by classifying the assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations. Note 19: Discontinued Operations and Note 20: Sale of The Downs Racing, Inc. and Subsidiaries provides further detail on our discontinued operations.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

        Net cash provided by operating activities was $150.5 million for the year ended December 31, 2005. This consisted of net income of $120.9 million, non-cash reconciling items, such as depreciation, amortization and the tax benefit from the exercise of stock options, of $80.1 million and net changes in current asset and liability accounts of $50.5 million, net of assets and liabilities acquired in the Argosy acquisition.

        Cash flows used in investing activities totaled $1,978.8 million for the year ended December 31, 2005. Expenditures for property and equipment totaled $121.1 million and included $26.5 million at Charles Town for additional gaming space, $3.4 million at Boomtown for the land acquisition, $8.3 million for the new Hollywood Casino at Penn National gaming facility, $14.8 million for the new Hollywood Slots at Bangor gaming facility, $9.8 million for Argosy Casino Lawrenceburg's new casino barge and parking garage, $7.2 million for Argosy Casino Riverside's new hotel and additional parking, $.6 in other and $50.5 million in capital maintenance expenditures. Proceeds from the sale of property and equipment totaled $.7 million. Proceeds for the sale of businesses was $423.1 million and included $274.5 for The Downs Racing, Inc. and $148.6 million for the Argosy Casino Baton Rouge property. Cash used for acquisitions was $2,251.4 million and included $41.0 million for the Hollywood Slots at Bangor and $2,287.3 million for the purchase price of Argosy, less cash acquired of $76.9 million. Cash in escrow increased by $30.0 million as a result of the Capital Seven arbitration. Cash used by investing activities from discontinued operations totaled $.1 million of expenditures for property and equipment.

        Cash flows provided by financing activities totaled $1,873.2 million for the year ended December 31, 2005. Net proceeds from the sale of stock options totaled $10.9 million. Proceeds from the issuance of long term debt was $2,398.9 million and included $2,148.9 million from our new credit facility used to finance the acquisition of Argosy and $250.0 million from our 6 3/4% senior subordinated note offering. Principal payments on long term debt was $471.8 million and included $270.0 million on our terminated credit facility, $200.0 million for the redemption of our 11 1/8% senior subordinated notes and $1.8 million in capital lease payments. We incurred $64.8 million in deferred finance fees relating to the issuance of the 6 3/4% senior subordinated notes and senior secured credit facility to fund our acquisition of Argosy.

Capital Expenditures

        Capital expenditures are accounted for as either capital project or capital maintenance (replacement) expenditures. Capital project expenditures are for fixed asset additions that expand an existing facility. Capital maintenance (replacement) expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair.

        The following table summarizes our capital project expenditures, other than capital maintenance expenditures, by property for the year ended December 31, 2005 (in millions):

Property	Actual
Charles Town Entertainment Complex	$26.5
Hollywood Casino at Penn National	8.3
Hollywood Slots at Bangor	14.8
Argosy Casino Riverside	7.2
Argosy Casino Lawrenceburg	9.8
Boomtown Biloxi	3.4
Casino Rouge	—
Other	0.6

Totals	$70.6

        At Charles Town Entertainment Complex, we spent $26.5 million on construction of additional gaming space and infrastructure and the purchase of approximately 600 additional slot machines during 2005. The expanded facility opened in the third quarter of 2005.

        At Hollywood Casino at Penn National, we expect to develop a new gaming and racing facility. The project scope includes an integrated gaming and racing facility capable of holding 3,000 slot machines, a 2,500 space parking facility, three restaurants, a simulcast center and 2,000 slot machines. Expenditures to date have been for planning and design, permits and the building of a temporary racing facility. However, expenditures in 2005 were limited because the issuance of a gaming license was delayed.

        At Hollywood Slots at Bangor, we spent $14.8 million to purchase, renovate and furnish a temporary gaming facility and relocate the off-track betting facility during 2005. The temporary gaming facility opened on November 4, 2005 with 475 slot machines.

        We acquired Argosy Casino Riverside, which had started an $86.0 million project that includes the construction of a 258 room hotel and an additional 600 garage parking spaces. The new parking garage opened on November 5, 2005 at a cost of $20.0 million. The hotel portion of the project is scheduled for completion in the second quarter of 2007. Approximately $29.0 million was spent on the project by Argosy through December 31, 2005. In the fourth quarter of 2005, we spent $7.2 million on the completion of the parking garage, site work and architectural and engineering work for the hotel.

        We acquired Argosy Casino Lawrenceburg, which had started a $266.0 million project that includes the construction of a new 250,000 square foot casino barge and a new parking garage with 1,500 parking spaces. The new casino barge will have space for an additional 1,200 gaming positions. The parking garage is scheduled for completion in the second quarter of 2007 and the casino barge is scheduled for completion in the second quarter of 2008. Approximately $23.0 million was spent on the project through December 31, 2005. In the fourth quarter of 2005, we spent $9.8 million to continue architectural and engineering work, site preparation work required by the U.S. Army Corps of Engineers, certain archeological explorations required pursuant to Indiana state law and the construction of the barge structure at dry dock.

        At Boomtown Biloxi, we spent $3.4 million to purchase land and construct a new Welcome Center on the beachside of Biloxi during 2005. Other planned expenditures were curtailed due to the impact of Hurricane Katrina.

        In 2005, we spent approximately $50.5 million for capital maintenance (replacement) projects at our properties. The majority of the capital maintenance expenditures were for slot machines and related slot machine equipment, including TITO equipment. We expect that all of our facilities will be 100% TITO, with the exception of Bullwhackers, by the end of 2007.

        Cash generated from operations and cash available under the revolver portion of our credit facility funded our capital expenditure and capital maintenance expenditures in 2005.

        The following table summarizes our expected capital project expenditures, other than capital maintenance expenditures, by property for the year ending December 31, 2006 (in millions):

Property	December 31, 2006	Project Total
Charles Town Entertainment Complex	$71.6	$127.0
Hollywood Casino at Penn National	67.8	262.0
Hollywood Slots at Bangor	16.0	139.0
Argosy Casino Riverside	32.5	86.0
Argosy Casino Lawrenceburg	69.8	266.0
Boomtown Biloxi	7.6	—
Other	8.0	—

Totals	$273.3	$880.0

  •
  The expansion at Charles Town Entertainment Complex includes a 400-seat buffet, the addition of 2,500 garage parking spaces, road and infrastructure improvements and a 65,000 square foot expansion of the gaming floor. The gaming space will be finished in two phases: the first phase will be completed in the first quarter of 2007, and will enable us to add 800 more gaming machines, and the second phase will provide capacity for an additional 1,000 gaming machines. We plan to spend $120.0 million on the project in 2006 and 2007.

  •
  The Hollywood Casino at Penn National project includes a license fee of $50.0 million, the construction and fitting of an integrated racing and gaming facility, 2,000 slot machines (with the ability to add 1,000 additional machines), a 2,500 space parking garage and several restaurants. We plan on spending a total of $254.0 million in 2006, 2007 and 2008. The construction and the payment of the license fee will commence upon the issuance of a gaming license from the Pennsylvania Gaming Control Board. It is estimated that construction for the building to open initially will take approximately thirteen months.

  •
  The Hollywood Slots at Bangor project includes the purchase price of $51.0 million, and the construction and fitting of a 475 slot temporary facility for $17.0 million. The purchase and temporary facility construction and fitting were complete in the fourth quarter of 2005. We plan to spend an aggregate of $71.0 million on the permanent facility and related items in 2006 and 2007, which will include the construction and fitting of a 1,500 slot facility, 1,000 slot machines, a 1,500 space parking garage, several restaurants and an off-track wagering facility.

  •
  The expansion at Argosy Casino Riverside will add a hotel that will open in the second quarter of 2007. The overall project budget of $86.0 million includes a 1,400 space parking garage and a 258 room hotel. The garage parking spaces were completed in November 2005, at a cost of $20.0 million. We plan to spend $57 million on the hotel in 2006 and 2007.

  •
  The expansion at Argosy Casino Lawrenceburg includes a two level 250,000 square foot gaming barge, an additional 1,500 space parking garage and road and infrastructure improvements. The gaming barge will allow 4,000 positions on one level and the inclusion of restaurants and other amenities on the gaming barge. We anticipate the parking facility will open in the second quarter of 2007. We anticipate the gaming facility to be open in the second quarter of 2008. We plan to spend an aggregate of $233.0 million on the project in 2006, 2007 and 2008.

Debt

        We made progress in improving our capital structure, in anticipation of several new growth opportunities that we expect to take advantage of over the next few years. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding. In March 2005, we completed a private offering of $250 million of 6 3/4% senior subordinated notes. The proceeds from these activities were applied to the redemption of $200 million of our 11 1/8% Series B senior subordinated notes and were applied to previously-announced development projects. In October 2005, the Company entered into a $2.725 billion new senior secured credit facility. The credit facility is comprised of a $750.0 million revolving credit facility, a $325.0 million Term Loan A facility and a $1.65 billion Term Loan B facility. The proceeds of the credit facility were used to, among other things, fund the consummation of the Company's acquisition of Argosy, repay the Company's and Argosy's existing credit facilities, fund Argosy's repurchase of all of its 9% senior subordinated notes and 7% senior subordinated notes tendered in the previously-announced tender offers and consent solicitations and pay certain fees and expenses in connection with the aforementioned transactions. Consistent with our management of our capital structure, in February 2006 we called for the redemption of the $175 million of our outstanding 8 7/8% senior subordinated notes. We intend to fund the note redemption from available cash and borrowings under our revolving credit facility, which we expect to result in lower levels of debt service going forward.

  Senior Secured Credit Facility

        In the first quarter of 2005, we paid down $110.7 million of principal on the Term Loan D of the 2003 senior secured credit facility from available cash flow and the proceeds of the $250 million 6 3/4% senior subordinated notes due 2015. As a result of the accelerated principal payments on the 2003 credit facility, we recorded a loss on early extinguishment of debt of $1.8 million for the write-off of the associated deferred finance fees.

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

        On October 3, 2005, we closed on a $2.725 billion senior secured credit facility to fund our acquisition of Argosy, including payment for all of Argosy's outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries and the payment of related transaction costs, and to provide additional working capital. Concurrent with this financing, our 2003 senior credit facility was terminated, which resulted in an early extinguishment of debt charge of $4.0 million. The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $178.0 million was drawn at December 31, 2005), a $325 million Term Loan A facility and a $1.65 billion Term Loan B facility. The 2005 credit facility also allows us to raise an additional $300 million in senior secured credit for project development and property expansion as well as to satisfy, if necessary, the post-closing termination rights related to the pending sale of The Downs Racing Inc. and its subsidiaries to the MTGA (which arise only in the event of certain materially adverse legislative or regulatory events).

  Redemption of 11 1/8% Senior Subordinated Notes

        On February 8, 2005, we called for redemption of all the $200 million aggregate principal amount of our outstanding 11 1/8% senior subordinated notes, in accordance with the related indenture. The redemption price was $1,055.63 per $1,000 principal amount, plus accrued and unpaid interest and payment was made on March 10, 2005. The Company recorded a $14 million loss on this redemption for the bond premium and write-off of deferred financing fees.

  8 7/8% Senior Subordinated Notes

        On February 28, 2002, we completed a public offering of $175 million of 8 7/8% senior subordinated notes. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2002. The 8 7/8% notes mature on March 15, 2010. We used the net proceeds from the offering to repay term loan indebtedness under our prior senior secured credit facility. The 8 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain current and future wholly-owned domestic subsidiaries. In February 2006, we called for the redemption of these senior subordinated notes. We expect to incur $10.2 million in early debt extinguishment as a result of this redemption.

  6 7/8% Senior Subordinated Notes

        On December 4, 2003, we completed an offering of $200 million of 6 7/8% senior subordinated notes. Interest on the notes is payable on June 1 and December 1 of each year, beginning June 1, 2004. These notes mature on December 1, 2011. We used the net proceeds from the offering to repay term loan indebtedness under our previous senior secured credit facility. The 6 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain current and future wholly-owned domestic subsidiaries.

  6 3/4% Senior Subordinated Notes

        On March 9, 2005, we completed a private offering of $250 million of 6 3/4% senior subordinated notes. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005. These notes mature on March 1, 2015. The 6 3/4% notes are general unsecured obligations and are not guaranteed by our subsidiaries. The 6 3/4% notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act. We used the net proceeds from the offering to redeem the $200 million 11 1/8% senior subordinated notes and repay a portion of the term loan indebtedness under the previous senior secured credit facility.

  Sale of Argosy Casino Baton Rouge

        On October 25, 2005 we completed the sale of Argosy Casino Baton Rouge to an affiliate of Columbia Sussex Corporation for approximately $148.6 million. We used the net after-tax proceeds from the sale to reduce debt.

  Covenants

        Our current senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage, senior leverage ratios and total leverage ratios. In addition, our current senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities. At December 31, 2005, we were in compliance with all required financial covenants.

  Outlook

        Based on our current level of operations, and anticipated revenue growth, we believe that cash generated from operations and amounts available under our credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available under our credit facility or otherwise will be available to enable us to service our indebtedness, including the credit facility and the notes, to retire or redeem the notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. We may need to refinance all or a portion of our debt on or before maturity. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Commitments and Contingencies

—Contractual Cash Obligations

        At December 31, 2005, there was $178.0 million indebtedness outstanding under the revolving credit portion of our credit facility and approximately $499.6 million available for borrowing. The following table presents our contractual cash obligations at December 31, 2005 (in thousands):

	Payments Due By Period
	Total	2006	2007 – 2008	2009 – 2010	2011 and After
Senior secured credit facility	$2,148,875	$16,500	$118,313	$377,562	$1,636,500
8 7/8% senior subordinated notes
Principal(1)	175,000	—	—	175,000	—
Interest	69,891	15,531	31,063	23,297	—
6 7/8% senior subordinated notes
Principal	200,000	—	—	—	200,000
Interest	82,500	13,750	27,500	27,500	13,750
6 3/4% senior subordinated notes
Principal	250,000	—	—	—	250,000
Interest	160,313	16,875	33,750	33,750	75,938
Argosy Notes
7% subordinated notes	153	153	—	—	—
9% subordinated notes	10	10	—	—	—
Purchase obligations	38,870	24,819	11,333	2,718	—
Capital expenditure commitments	50,411	50,411	—	—	—
Capital leases	12,191	1,904	4,368	3,033	2,886
Operating leases	79,073	15,908	27,411	22,076	13,678

Total	$3,267,287	$155,861	$253,738	$664,936	$2,192,752

(1)
In February 2006, the Company called for redemption of all $175 million in aggregate principal amount of its outstanding 8 7/8% senior subordinated notes due March 2010. Note 22: Subsequent Events to the consolidated financial statements provides further detail on the call for redemption.

—Other Commercial Commitments

        The following table presents our material commercial commitments as of December 31, 2005 for the following future periods (in thousands):

	Total Amounts Committed	2006	2007 – 2008	2009 – 2010	2010 and After
Letters of Credit(1)	$72,470	$72,470	$—	$—	$—
Guarantees of New Jersey Joint Venture Obligations(2)	7,283	767	1,533	4,983	—

Total	$79,753	$73,237	$1,533	$4,983	$—

(1)
The available balance under the revolving portion of the $750.0 million senior secured credit facility is diminished by outstanding letters of credit.

(2)
In connection with our 50% ownership interest in Pennwood Racing, Inc., our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood's lender to guarantee up to 50% of Pennwood's $14.6 million term loan. Our obligation at December 31, 2005 under this guarantee was approximately $7.3 million.

  —Interest Rate Swap Agreements

        See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" below.

Discontinued Operations

—Hollywood Casino Shreveport

        On August 27, 2004, our unrestricted subsidiary, HCS, in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado providing for acquisition of HCS by certain affiliates of Eldorado ("Eldorado Transaction"). On September 10, 2004, a group of HCS's creditors, led by Black Diamond Capital Management, LLC, filed with the U.S. Bankruptcy Court for the Western District of Louisiana ("U.S. Bankruptcy Court"), located in Shreveport, Louisiana, an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code. On October 18, 2004, HCS, acting by and through HCS I, Inc., entered into the Eldorado Agreement with Eldorado and certain affiliates of Eldorado providing for the acquisition of the reorganized HCS by certain affiliates of Eldorado. On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporated the Eldorado Transaction. On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that had been filed against it, and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code. HCS's debt was non-recourse to the Company and its other subsidiaries.

        HCS filed a revised Chapter 11 plan and disclosure statement with the U.S. Bankruptcy Court on March 3, 2005. Subsequently, the Official Bondholder Committee in the Chapter 11 case joined HCS as a proponent of the plan. Black Diamond Capital Management, LLC and KOAR International both expressed interest in acquiring the hotel and casino and asked the U.S. Bankruptcy Court for permission to file their own competing plan, but on April 15, 2005, the U.S. Bankruptcy Court ruled against allowing them to submit their competing reorganization plan to the creditors. On April 21, 2005, the U.S. Bankruptcy Court approved the disclosure statement for HCS's plan and on June 19, 2005, the U.S. Bankruptcy Court approved a settlement agreement announced in open court for the confirmation of the joint plan proposed by HCS and the Bondholders Committee (the "Joint Plan"), as modified based on the announced settlement. The terms of the Eldorado Agreement were incorporated in the Joint Plan.

        On July 6, 2005, HCS filed the Joint Plan with the U.S. Bankruptcy Court, as amended, to reflect the settlement reached by the parties, and the U.S. Bankruptcy Court entered an order confirming the amended Joint Plan. The Joint Plan provided for the acquisition of HCS by certain affiliates of Eldorado and, on July 22, 2005, the acquisition was completed. As a result, the Company recorded a non-cash pre-tax gain of approximately $58.3 million representing the aggregate amount of previously recorded losses. The after-tax effect of the gain is approximately $37.9 million.

        The Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of HCS as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Financial information for HCS was previously reported as part of the gaming reportable segment.

        HCS and Shreveport Capital Corporation were co-issuers of $150 million aggregate principal amount of 13% senior secured notes and $39 million aggregate principal amount of 13% first mortgage notes, both of which were due in 2006 ("HCS notes"). HCS was a general partnership that owned the casino operations. Shreveport Capital Corporation was a wholly-owned subsidiary of HCS formed solely for the purpose of being a co-issuer of the HCS notes.

        The HCS notes were non-recourse to us and our subsidiaries (other than HCS, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc.) and were secured by substantially all of the assets of the casino, the first mortgage notes are secured by the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc. Further, an event of default under the indentures for the HCS notes would not cause an event of default under the Company's senior secured credit facility or senior subordinated notes.

        The HCS notes were in default under the terms of their respective note indentures beginning in May 2003 and accordingly were classified as current obligations within liabilities held for sale until the sale on July 22, 2005.

—The Downs Racing, Inc.

        In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding. Reflecting taxes, post closing adjustments, fees and other expenses, the Company realized net proceeds of approximately $175 million, which, in accordance with the Company's credit agreement, were used to retire debt or to reinvest in capital expenditures. The Company recorded the net proceeds, after paying down approximately $60 million of the senior credit facility, as restricted cash. The Company applied the remaining balance of the restricted cash, of approximately $97.0 million, to senior debt reduction in April 2005. Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and Lehigh Valley (Allentown). The sale agreement provides the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. Under generally accepted accounting principles, the net book gain on this transaction of approximately $125.9 million (net of $97.7 million of income taxes) will not be recorded as a sale until the post closing termination rights have expired.

        At December 31, 2005 and for the period January 1, 2005 through January 25, 2005, the Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS 144. Financial information for The Downs Racing, Inc. and its subsidiaries was previously reported as part of the racing reportable segment.

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

Long-lived assets

        At December 31, 2005, we had a net property and equipment balance of $1,059.9 million, representing 25.3% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Intangible assets, including goodwill

        As a result of our recent acquisitions, we have approximately $1,848.7 million in goodwill and $743.5 million in other intangible assets on our consolidated balance sheet resulting from our acquisition of other businesses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation and (ii) the ongoing evaluation for impairment.

        In connection with our acquisitions, a valuation was completed to determine the allocation of the purchase prices. The factors considered in the valuation included data gathered as result of our due diligence in connection with the acquisitions and projections for future operations. The annual evaluation of goodwill and other intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are no longer amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly, in varying amounts.

Accounting for income taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

New Accounting Pronouncements

        In April 2005, the Securities and Exchange Commission approved a rule delaying the effective date of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") for public companies. SFAS 123(R) was to be effective for public companies for the first interim or annual reporting period beginning after June 15, 2005, however, it is now effective for public companies for the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The rule does not change the accounting required by SFAS 123(R). In accordance with the rule, on January 1, 2006, we will begin to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The financial statement impact for the year ended December 31, 2006 is expected to reduce both earnings per common share and earnings per common share, assuming dilution by approximately $.14 per share.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information at December 31, 2005, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing and weighted-average interest rates at year-end. For interest rate swaps, the table presents notional amounts and weighted average interest rates outstanding at each year-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2005.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value 12/31/2005
	(in thousands)
Long-term debt:
Fixed rate(1)	$163	$—	$—	$—	$175,000	$450,000	$625,163	$633,375
Average interest rate	7.12%				8.88%	6.81%	7.39%
Variable rate	$16,500	$32,750	$85,563	$97,750	$279,812	$1,636,500	$2,148,875	$2,148,875
Average interest rate(2)	6.53%	6.53%	6.53%	6.56%	6.60%	6.63%
Leases	$1,904	$2,086	$2,282	$2,004	$1,029	$2,886	$12,191	$12,191
Average interest rate	6.73%	6.73%	6.73%	6.73%	6.73%	6.73%	6.73%
Interest rate derivatives:
Interest rate swaps
Variable to fixed(3)	$960,000	$960,000	$511,000	$274,000	$—	$—	N/A	$298
Average pay rate	4.71%	4.71%	4.73%	4.75%
Average receive rate(4)	4.78%	4.78%	4.78%	4.81%

(1)
In February 2006, we called for redemption of all $175 million in aggregate principal amount of its outstanding 8 7/8% senior subordinated notes due March 2010. Note 22: Subsequent Events to the consolidated financial statements provides further detail on the call for redemption.

(2)
Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(3)
Notional amounts outstanding at each year-end.

(4)
Estimated rate, reflective of forward LIBOR.

        On March 27, 2003, we entered into interest rate swap agreements with a total notional amount of $375.0 million in accordance with the terms of the $800 million senior secured credit facility. There were three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005. Under these contracts, we paid a fixed rate of 1.92% and receive a variable rate based on the 90-day LIBOR rate. We also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006. We accounted for these effective interest rate swap agreements as cash flow hedges. The changes in the fair values of effective interest rate swaps were recorded as adjustments to accrued interest in the accompanying consolidated balance sheet with the offset recorded in accumulated other comprehensive loss. The amount of ineffectiveness related to the cash flow hedges in 2003 was immaterial. Under these contracts, we paid fixed rates of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, was recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap.

        On September 3, 2004, we terminated our $55 million notional amount interest rate swap originally scheduled to expire on March 27, 2005. We paid $27,500 to terminate the swap agreement. On December 5, 2004, we terminated our $65 million notional amount interest rate swap originally scheduled to expire on March 27, 2006. We received $379,000 to terminate the swap agreement. We terminated our swap agreements early in conjunction with accelerated payments of principal on the senior secured credit facility Term D loans. On March 26, 2005, our two-year swap contracts in the amount of $120 million expired and were not renewed. The remaining $135 million of the three-year swap contracts were terminated when the associated bank debt was paid in full on April 4, 2005.

        In accordance with the terms of our new $2.725 billion senior secured credit facility, we are required to enter into interest rate swap agreements in amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the credit facility. On October 27, 2005 we entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million for a total of $960 million and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted average interest rate of the four contracts is 4.71%. Under these contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate on December 31, 2005 was 4.53%.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and subsidiaries
Wyomissing, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Penn National Gaming, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria) and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP BDO Seidman, LLP

Philadelphia, Pennsylvania
March 7, 2006

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

December 31,	2005	2004
Assets
Current assets:
Cash and cash equivalents	$132,620	$87,620
Receivables, net of allowance for doubtful accounts of $2,994 and $1,883 at December 31, 2005 and 2004, respectively	47,632	40,812
Insurance receivable	51,160	—
Prepaid expenses and other current assets	26,780	27,497
Deferred income taxes	48,150	18,274

Total current assets	306,342	174,203

Property and equipment, net	1,059,892	597,394
Other assets:
Investment in and advances to unconsolidated affiliate	17,184	15,709
Goodwill	1,848,661	588,085
Other intangible assets	743,521	16,515
Deferred financing costs, net of accumulated amortization of $7,349 and $15,335 at December 31, 2005 and 2004, respectively	70,960	20,063
Other assets	92,861	32,046
Assets held for sale	—	136,691
Restricted assets held for sale	50,983	51,995

Total other assets	2,824,170	861,104

Total assets	$4,190,404	$1,632,701

Current liabilities:
Current maturities of long-term debt	$18,567	$4,494
Accounts payable	32,321	13,629
Accrued expenses	125,291	46,026
Accrued interest	33,293	13,124
Accrued salaries and wages	46,917	27,648
Gaming, pari-mutuel, property, and other taxes	44,792	14,941
Income taxes payable	18,284	23,105
Other current liabilties	21,844	24,438

Total current liabilities	341,309	167,405

Long-term liabilties:
Long-term debt, net of current maturities	2,767,662	854,415
Deferred income taxes	259,708	31,806
Liabilities held for sale	275,182	166,278
Restricted liabilities held for sale	—	14,705

Total long-term liabilities	3,302,552	1,067,204

Shareholders' equity:
Preferred stock ($.01 par value, 1,000,000 shares authorized, none issued and outstanding at December 31, 2005 and 2004)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 85,064,886 shares at December 31, 2005, and 83,131,940 shares at December 31, 2004, issued and outstanding)	850	831
Restricted stock (160,000 shares issued and outstanding at December 31, 2005 and 2004)	(1,636)	(2,114)
Treasury stock (1,698,800 shares issued and outstanding at December 31, 2005 and 2004)	(2,379)	(2,379)
Additional paid-in capital	208,399	180,573
Retained earnings	340,469	219,539
Accumulated other comprehensive income	840	1,642

	546,543	398,092

Total liabilities and shareholders' equity	$4,190,404	$1,632,701

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2005	2004	2003
Revenues:
Gaming	$1,254,721	$992,088	$871,218
Racing	49,559	48,382	51,758
Management service fee	18,596	16,277	13,726
Food, beverage and other	163,530	148,768	131,915

Gross revenues	1,486,406	1,205,515	1,068,617
Less promotional allowances	(73,940)	(65,615)	(55,936)

Net revenues	1,412,466	1,139,900	1,012,681

Operating expenses:
Gaming	689,666	544,769	475,407
Racing	38,422	37,277	41,435
Food, beverage and other	127,046	98,555	92,663
General and administrative	191,933	179,734	169,170
Hurricane	21,145	—	—
Settlement costs	28,175	—	—
Depreciation and amortization	72,531	65,785	57,471

Total operating expenses	1,168,918	926,120	836,146

Income from continuing operations	243,548	213,780	176,535

Other income (expenses):
Interest expense	(89,344)	(75,720)	(76,616)
Interest income	4,111	2,093	1,649
Earnings from joint venture	1,455	1,634	1,825
Other	39	(392)	(1,899)
Loss on change in fair value of interest rate swaps	—	—	(527)
Loss on early extinguishment of debt	(18,039)	(3,767)	(1,310)

Total other income (expenses)	(101,778)	(76,152)	(76,878)

Income from continuing operations before income taxes	141,770	137,628	99,657
Taxes on income	54,593	50,288	37,463

Net income from continuing operations	87,177	87,340	62,194

Loss from discontinued operations	(4,135)	(15,856)	(10,723)
Gain on sale of discontinued operations	37,888	—	—

Net income	$120,930	$71,484	$51,471

Earnings (loss) per share-Basic
Income from continuing operations	$1.05	$1.09	$0.79
Discontinued operations, net of tax	0.41	(0.20)	(0.14)

Basic earnings per share	$1.46	$0.89	$0.65

Earnings (loss) per share-Diluted
Income from continuing operations	$1.02	$1.05	$0.77
Discontinued operations, net of tax	0.39	(0.19)	(0.14)

Diluted earnings per share	$1.41	$0.86	$0.63

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share data)

	Common Stock						Accumulated Other Comprehensive (Loss) Income
			Restricted Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity	Comprehensive Income
	Shares	Amount
Balance, December 31, 2002	80,067,368	$800	$—	$(2,379)	$153,652	$96,584	$(1,657)	$247,000	$31,791
Exercise of stock options including tax benefit of $6,067	1,175,332	12	—	—	8,387	—	—	8,399	—
Change in fair value of interest rate swap contracts, net of income taxes of $669	—	—	—	—	—	—	1,091	1,091	1,091
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $810	—	—	—	—	—	—	1,517	1,517	—
Foreign currency translation adjustment	—	—	—	—	—	—	400	400	400
Net income	—	—	—	—	—	51,471	—	51,471	51,471

Balance, December 31, 2003	81,242,700	812	—	(2,379)	162,039	148,055	1,351	309,878	52,962

Exercise of stock options including tax benefit of $8,344	1,889,240	19	—	—	16,140	—	—	16,159	—
Restricted Stock Issue	—	—	(2,114)	—	2,394	—	—	280	—
Change in fair value of interest rate swap contracts, net of income taxes of $16	—	—	—	—	—	—	29	29	29
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $44	—	—	—	—	—	—	82	82	—
Foreign currency translation adjustment	—	—	—	—	—	—	180	180	180
Net income	—	—	—	—	—	71,484	—	71,484	71,484

Balance, December 31, 2004	83,131,940	831	(2,114)	(2,379)	180,573	219,539	1,642	398,092	71,693

Exercise of stock options including tax benefit of $16,969	1,932,946	19	—	—	27,826	—	—	27,845	—
Restricted stock amortized	—	—	478	—	—	—	—	478	—
Change in fair value of interest rate swap contracts, net of income taxes of $477	—	—	—	—	—	—	(852)	(852)	(852)
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $29	—	—	—	—	—	—	(54)	(54)	—
Foreign currency translation adjustment	—	—	—	—	—	—	104	104	104
Net income	—	—	—	—	—	120,930	—	120,930	120,930

Balance, December 31, 2005	85,064,886	$850	$(1,636)	$(2,379)	$208,399	$340,469	$840	$546,543	$120,182

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

		Revised—See Note 3
Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income from operations	$120,930	$71,484	$51,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,531	65,785	57,471
Amortization of deferred financing costs charged to interest expense	5,269	5,163	4,247
Amortization of the unrealized (gain) loss on interest rate swap contracts charged to interest expense, net of income tax benefit	(54)	82	1,517
Loss on sale of fixed assets	6,449	1,824	1,823
Earnings from joint venture	(1,455)	(1,634)	(1,825)
Loss relating to early extinguishment of debt	8,611	3,767	1,310
Deferred income taxes	(28,673)	18,184	1,798
Tax benefit from stock options exercised	16,969	8,344	6,067
Loss on change in value of interest rate swap contracts	—	—	527
Amortization of restricted stock	478	280	—
Decrease (increase), net of businesses acquired
Accounts receivable	4,300	(15,073)	(877)
Insurance receivable	1,431	—	—
Prepaid expenses and other current assets	(5,956)	5,578	(10,771)
Other assets	(32,291)	(32,204)	34,582
Increase (decrease), net of businesses acquired
Accounts payable	11,193	2,844	(6,254)
Accrued expenses	24,968	10,782	12,397
Accrued interest	19,317	1,418	(16,227)
Accrued salaries and wages	(3,419)	165	(6,539)
Gaming, pari-mutuel, property and other taxes	13,210	3,001	(9,785)
Income taxes payable	(33,900)	13,068	7,960
Other current liabilities	(6,283)	16,740	421
Operating cash flows from discontinued operations	(43,150)	17,566	11,466

Net cash provided by operating activities	150,475	197,164	140,779

Cash flows from investing activities:
Expenditures for property and equipment	(121,135)	(68,957)	(56,733)
Net payments under interest rate swaps	—	—	(1,902)
Proceeds from sale of property and equipment	720	1,395	663
Distributions from joint venture	(20)	3,112	790
Proceeds from sale of business	423,139	—	—
Acquisition of businesses, net of cash acquired	(2,251,376)	(954)	(274,682)
(Increase) decrease in cash in escrow	(30,000)	—	1,000
Investing cash flows from discontinued operations	(128)	(1,710)	(743)

Net cash used in investing activities	(1,978,800)	(67,114)	(331,607)

Cash flows from financing activities:
Proceeds from exercise of options	10,876	7,816	2,332
Proceeds from issuance of long-term debt	2,398,961	156	900,000
Principal payments on long-term debt	(471,839)	(131,370)	(661,566)
Increase in deferred financing cost	(64,777)	(779)	(23,307)

Net cash provided by (used in) financing activities	1,873,221	(124,177)	217,459

Effect of exchange rate fluctuations on cash	104	180	400

Net increase in cash and cash equivalents	45,000	6,053	27,031
Cash and cash equivalents at beginning of year	87,620	81,567	54,536

Cash and cash equivalents at end of year	$132,620	$87,620	$81,567

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.     Business and Basis of Presentation

        Penn National Gaming, Inc. ("Penn") and subsidiaries (collectively, the "Company") is a diversified, multi-jurisdictional owner and operator of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. From 2000 to 2003, the Company acquired seven other gaming properties through its Mississippi (Casino Magic-Bay St. Louis and Boomtown Biloxi), CRC Holdings, Inc. (Casino Rouge and Casino Rama management service contract), Bullwhackers properties and Hollywood Casino Corporation (Aurora and Tunica) acquisitions. On October 3, 2005, the Company acquired Argosy Gaming Company ("Argosy"), which included seven properties, of which one has been divested.

        The Company now owns or operates, through its subsidiaries, fourteen gaming properties located in Colorado, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, Ontario and West Virginia that are focused primarily on serving customers within driving distance of the properties. The Company also owns or operates one racetrack and six off-track wagering ("OTW") facilities in Pennsylvania, one racetrack in each of West Virginia, Maine, and Ohio, and, through a joint venture, own 50% of a racetrack in New Jersey.

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

        For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

2.     Principles of Consolidation

        The consolidated financial statements include the accounts of Penn and its wholly-owned subsidiaries. Investment in and advances to an unconsolidated affiliate that is 50% owned is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.     Summary of Significant Accounting Policies

Cash and Cash Equivalents

        The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

        Financial instruments that subject the Company to credit risk consist of cash equivalents and accounts receivable.

        The Company's policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. The Company has bank deposits and overnight repurchase agreements that exceed federally- insured limits.

        Concentration of credit risk, with respect to casino receivables, is limited through the Company's credit evaluation process. The Company issues markers to approved casino customers only following background checks and investigations of creditworthiness.

        The Company's receivables of $47.6 million primarily consist of $16.2 million due from the West Virginia Lottery for gaming revenue settlements at Charles Town and $13.6 million for reimbursement of expenses paid on behalf of Casino Rama as of December 31, 2005.

        Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit-related losses.

Fair Value of Financial Instruments

        The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

  Cash and Cash Equivalents: The carrying amount approximates the fair value, due to the short maturity of the cash equivalents.

  Long-term Debt: The fair value of the Company's senior secured credit facility approximates its carrying value, as it is variable-rate debt. The fair value of the Company's fixed-rate bonds is $633.4 million, and the carrying value is $625.2 million, and is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's capital leases approximates carrying value.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

        Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	25 to 40 years
Furniture, fixtures, and equipment	3 to 7 years
Transportation equipment	5 years
Leasehold improvements	10 to 20 years

        The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 2005, the Company has recognized an impairment charge of $4.3 million associated with the Penn National Race Course building demolition.

Goodwill

        Goodwill is recorded as part of the Company's acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), issued by the Financial Accounting Standards Board ("FASB"). SFAS 142 establishes standards for the accounting of intangible assets that are acquired individually or with a group of other assets and the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, amortization of goodwill is not required. Goodwill is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. The Company has determined that the gaming and racing reportable segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), are its two reporting units for purposes of testing goodwill for impairment. See Note 15: Segment Information for further information about the Company's reportable segments. For the years ended December 31, 2005, 2004, and 2003, no impairment charges were required as a result of the annual impairment test.

Other Intangible Assets

        The Company accounts for its other intangible assets in accordance with SFAS 142. In accordance with SFAS 142, the Company considers its gaming license and trademark intangible assets as indefinite useful life intangibles that do not require amortization. Rather, these intangible assets are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license and trademark intangible assets exceed their fair value, an impairment loss is recognized. The Company has determined that the gaming and racing reportable segments, as defined by SFAS 131, are its two reporting units for purposes of testing the gaming license and trademark intangible assets for impairment. The customer relationship and computer software intangible assets are amortized using the straight-line method over their estimated useful lives, which are five and three years, respectively. The management service contract for Casino Rama is amortized using the straight-line method through July 2011, the expiration date of the contract.

Deferred Financing Costs

        Deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness using the straight-line method, adjusted to reflect any early repayments.

Comprehensive Income

        The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which established standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in its consolidated statements of changes in shareholders' equity.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Accounting for Derivatives and Hedging Activities

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at fair value.

        The Company uses fixed and variable-rate debt to finance its operations. Variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company continuously monitors changes in interest rate exposures and evaluates hedging opportunities. The Company's risk management policy permits the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments.

        The Company's objective is to limit the impact of interest rate changes on earnings and cash flows. The Company currently achieves this by entering into interest rate swap agreements to convert a percentage of its debt from variable to fixed rates. Under interest rate swap contracts, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times a notional amount. Net settlements are made on a quarterly basis. If the contracts are terminated prior to maturity, the amount paid or received in settlement is established by agreement at the time of the termination and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The Company accounts for these swaps as cash flow hedges. Generally, the Company does not issue or hold derivative contracts for speculative purposes.

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

        The fair value of derivatives is included in the consolidated balance sheets as an asset or liability. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in the future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

        When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. For purposes of the consolidated statements of cash flows, cash flows from derivative instruments designated and qualifying as hedges are classified with the cash flows from the hedged item.

Revenue Recognition and Promotional Allowances

        Gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. Food, beverage and other revenue is recognized as services are performed.

        Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force ("EITF") consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's products)" ("EITF 01-9"). The consensus in EITF 01-9 requires that sales incentives and points earned in point-loyalty programs be recorded as a reduction of revenue. The Company recognizes incentives related to gaming play and points earned in point-loyalty programs as a direct reduction of gaming revenue.

        The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in gaming expenses. The amounts included in promotional allowances are as follows:

Year ended December 31,	2005	2004	2003
	(in thousands)
Rooms	$7,901	$7,812	$6,560
Food and beverage	54,479	46,617	42,474
Other	11,560	11,186	6,902

Total promotional allowances	$73,940	$65,615	$55,936

        The estimated cost of providing such complimentary services that is included in gaming expenses was as follows:

Year ended December 31,	2005	2004	2003
	(in thousands)
Rooms	$4,917	$5,136	$4,664
Food and beverage	37,561	31,906	30,304
Other	5,479	3,147	2,696

Total cost of complimentary services	$47,957	$40,189	$37,664

        Racing revenue includes the Company's share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and the Company's share of wagering from import and export simulcasting, as well as its share of wagering from its OTWs.

        Revenue from the management service contract for Casino Rama is based upon contracted terms and is recognized when services are performed.

Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

        The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share. Options to purchase 125,000, 220,000 and 260,000 shares of common stock were outstanding during the years ended December 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore the effect would be antidilutive.

Year ended December 31,	2005	2004	2003
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	82,893	80,510	78,946
Assumed conversion of dilutive stock options	2,964	2,998	2,278

Diluted weighted-average common shares outstanding	85,857	83,508	81,224

Stock-Based Compensation

        The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic-value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as interpreted by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". Under the intrinsic-value method, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based

Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), to stock-based employee compensation:

Year ended December 31,	2005	2004	2003
	(in thousands, except per share data)
Net income, as reported	$120,930	$71,484	$51,471
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	294	177	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,589)	(4,894)	(2,912)

Pro forma net income	$111,635	$66,767	$48,559

Earnings per share:
Basic—as reported	$1.46	$0.89	$0.65
Basic—pro forma	1.35	0.83	0.62
Diluted—as reported	1.41	0.86	0.63
Diluted—pro forma	1.30	0.80	0.60

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	3.4%	3.4%	3.0%
Expected volatility	40.0%	51.0%	41.0%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average expected life (years)	5	5	5

        The effects of applying SFAS 123 and SFAS 148 in the above pro forma disclosure are not indicative of future amounts. SFAS 123 and SFAS 148 do not apply to awards prior to 1995. Additional awards in future years are anticipated.

Segment Information

        Segment information has been prepared in accordance with SFAS 131. In accordance with SFAS 131, the Company views each property as an operating segment. In addition, in accordance with SFAS 131, the Company has aggregated its gaming properties that are economically similar, offer similar types of products and services (table games and/or slot machines), cater to the same types of customers (local patronage) and are similarly regulated into one reportable segment called gaming, and has aggregated its racing properties that are economically similar, offer similar products and services (live and simulcast racing), cater to the similar types of customers (local patronage) and are similarly regulated into one reportable segment called racing.

Statements of Cash Flows

        The Company has presented the consolidated statements of cash flows using the indirect method, which involves the reconciliation of net income to net cash flow from operating activities. Beginning with the year ended December 31, 2005, the Company changed the presentation of its cash flows to separately disclose the operating, investing and financing portions of cash flows attributable to the Company's discontinued operations. The Company had previously reported these amounts on a combined basis. This change is in response to public statements by the Securities and Exchange Commission Staff concerning the classification of discontinued operations within the statements of cash flows. For the years ended December 31, 2005, 2004 and 2003, cash flows relating to discontinued operations have been separately disclosed within operating and investing activities. For the years ended December 31, 2005, 2004 and 2003, there were no cash flows relating to discontinued operations that were financing activities.

Acquisitions

        The Company accounts for acquisitions made subsequent to June 30, 2001 in accordance with SFAS No. 141, "Business Combinations". The Company accounted for acquisitions made prior to June 30, 2001 in accordance with APB Opinion No. 16, "Business Combinations". The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

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

4.     New Accounting Pronouncements

        In April 2005, the Securities and Exchange Commission approved a rule delaying the effective date of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") for public companies. SFAS 123(R) was to be effective for public companies for the first interim or annual reporting period beginning after June 15, 2005, however, it is now effective for public companies for the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The rule does not change the accounting required by SFAS 123(R). In accordance with the rule, on January 1, 2006, the Company will begin to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The financial statement impact for the year ended December 31, 2006 is expected to reduce both earnings per share and earnings per share-assuming dilution by approximately $.14 per share.

5.     Acquisitions

Argosy Gaming Company

        On October 3, 2005, the Company acquired 100% of the voting stock of Argosy. The acquisition, which was accretive to the Company's results of operations, reflects the continuing efforts of the Company to diversify by reducing our dependency on individual properties and legislative jurisdictions. The transaction was accounted for as a purchase transaction, in accordance with SFAS 141. As a result, the net assets of Argosy were recorded at their fair value, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The total purchase price for the acquisition was approximately $2,320.2 million, including transaction fees of $44.5 million. The price of $47.00 per share represented an approximate 16% premium over the closing price of Argosy on November 2, 2004, and an approximate 30% premium over the average closing share price of Argosy over the ninety days preceding November 2, 2004. The purchase price of the acquisition was funded by the proceeds of the Company's new $2.725 billion senior secured credit facility. See Note 9: Long-term Debt for further information about the Company's new senior secured credit facility.

        The Company acquired six Argosy casino entertainment facilities and one racetrack, although the Company agreed to enter into sale agreements for three of those properties to expedite the receipt of the regulatory approvals required to complete the merger. The Company completed the sale of Argosy Casino Baton Rouge to Columbia Sussex for approximately $148.6 million, and the Company had until December 31, 2006 to enter into definitive sale agreements for the Argosy Casino Alton and the Empress Casino Hotel. See Note 22: Subsequent Events for further information about Argosy Casino Alton and the Empress Casino Hotel.

        The following table sets forth the determination of the consideration paid for Argosy at the effective date of acquisition, October 1, 2005, and the purchase price allocation (in thousands, except share amounts):

Argosy purchase price ($47 per share, 29,591,087 shares)		$1,390,781
Argosy bond payment		594,237
Wells Fargo payment		241,418
Purchase price of stockholders' options		32,974
Acquisition fees and other charges:
Transaction fees	$44,547
Legal/environmental liability	7,535
Severance	8,746	60,828

Total purchase price		$2,320,238

Purchase price allocation:
Current assets		$116,895
Property and equipment		557,280
Other assets		689,389
Goodwill		1,338,979
Current liabilities		(154,696)
Long-term liabilities		(260,583)

Total net assets acquired		2,287,264
Costs paid by seller prior to close		32,974

Total purchase price		$2,320,238

        In order to assist the Company in assigning values of assets acquired and liabilities assumed in this transaction, the Company obtained a third-party valuation of significant identifiable intangible assets acquired as well as other assets acquired. In addition, the Company recorded an estimate for the deferred tax liability arising from the merger due to the difference between the fair value and the tax basis of the net assets acquired. This deferred tax liability estimate of approximately $226 million increased the estimated amount of goodwill recorded in the merger. As the deferred tax liability is an estimate, it is subject to change as the Company finalizes certain valuations and tax analyses. Changes to this estimate, if any, will also affect goodwill and will not have a material impact on the Company's consolidated statements of income.

        As part of the Argosy acquisition, the Company acquired $2.0 billion in goodwill and other intangible assets. The other intangible assets primarily consisted of a gaming license intangible asset, a trademark intangible asset, a customer relationship intangible asset, and a computer software intangible asset. In accordance with SFAS 142, the Company considers its gaming license and trademark intangible assets as indefinite-useful life intangibles that do not require amortization. The customer relationship and computer software intangible assets are amortized using the straight-line method over their estimated useful lives, which are five and three years, respectively. As the acquisition of Argosy is treated as a tax-free stock purchase, the estimated goodwill balance and the other intangible assets described above are not expected to be amortized for tax purposes. Excluding the impact of Hurricane Katrina expenses and settlement costs of $21.1 million ($13.7 million after-tax) and $28.2 million ($16.8 million after-tax), respectively, the Argosy acquisition was accretive to the Company.

        The pro forma consolidated results of operations, as if the acquisition of Argosy had occurred on January 1, 2004, are as follows:

	2005	2004
	(in thousands, except per share data)
Pro Forma
Net revenues	$2,189,427	$2,138,996
Income from continuing operations	391,940	406,400
Net income from continuing operations	111,388	128,639
Basic earnings per share	1.34	1.60
Diluted earnings per share	1.30	1.54

        Included in the Company's fourth quarter results were net revenues of $90.0 million, income from continuing operations of $17.6 million and net income of $4.9 million for Argosy Casino Alton and the Empress Casino Hotel.

6.     Hurricane Katrina

        As a result of Hurricane Katrina's direct hit on the Mississippi Gulf Coast on August 29, 2005, two of the Company's casinos, Casino Magic—Bay St. Louis and Boomtown Biloxi, were significantly damaged, many employees were displaced and operations ceased at the two properties.

        The Company has significant levels of insurance in place to cover the losses resulting from Hurricane Katrina including an all risk insurance policy covering "named windstorm" damage, flood damage, debris removal, preservation of property expense, demolition and increased cost of construction expense, losses resulting from business interruption and extra expenses as defined in the policy. The comprehensive business interruption and property damage insurance policies have an overall limit of $400 million and are subject to property damage deductibles for Casino Magic—Bay St Louis and Boomtown Biloxi of approximately $6.0 million and $3.5 million, respectively. The business interruption insurance component of this policy is subject to a five-day deductible.

        The Company recognized a pre-tax charge of $21.1 million ($13.7 million after-tax) associated with the expenses incurred from Hurricane Katrina. The costs include property insurance and business interruption policy deductible expense (approximately $10.2 million), compensation being paid to employees through November 30, 2005 that exceeds the ordinary payroll limits under the business interruption policy (approximately $6.1 million), the purchase of replacement flood insurance for coverage during the remaining insurance policy term (approximately $3.6 million), contributions to the Penn National Gaming Foundation for the Hurricane Katrina relief project (approximately $1.0 million) and costs for insurance claim consultants (approximately $.2 million).

        The charge does not reflect any loss resulting from the damage to the land-based facilities and casino barges at Casino Magic—Bay St. Louis and Boomtown Biloxi, as this amount is not yet known. However, the Company believes that insurance proceeds will be sufficient to fund replacement costs.

        The $51.2 million insurance receivable recorded at December 31, 2005 has been limited to the net historical book value of assets believed to be damaged, destroyed or abandoned, fixed business expenses and out-of-pocket costs for certain additional expenses incurred during the period as a direct result of the hurricane. Through December 31, 2005, the Company received $27.3 million from its insurance carriers relating to Hurricane Katrina.

7.     Property and Equipment

        Property and equipment, net, consists of the following (in thousands):

December 31,	2005	2004
Land and improvements	$155,735	$109,363
Building and improvements	699,584	429,281
Furniture, fixtures, and equipment	314,741	217,676
Transportation equipment	1,401	1,503
Leasehold improvements	13,175	12,190
Construction in progress	82,971	18,797

Total property and equipment	1,267,607	788,810
Less accumulated depreciation and amortization	(207,715)	(191,416)

Property and equipment, net	$1,059,892	$597,394

        Depreciation and amortization expense, for property and equipment, totaled $69.0 million, $63.3 million, and $55.0 million in 2005, 2004, and 2003, respectively. Interest capitalized in connection with major construction projects was $1.5 million, $.4 million, and $.3 million in 2005, 2004 and 2003, respectively.

8.     Goodwill and Other Intangible Assets

        The Company's goodwill and intangible assets had a gross carrying value of $2.6 billion at December 31, 2005 and $.6 billion at December 31, 2004, and accumulated amortization of $12.8 million and $9.2 million at December 31, 2005 and 2004, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at December 31, 2005 and 2004. Goodwill relating to the Gaming and Racing reportable segments equaled $1,832.0 million and $16.7 million, respectively, at December 31, 2005.

December 31,	2005			2004
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill	$1,848,661	$—	$1,848,661	$588,085	$—	$588,085
Gaming license and trademarks	711,174	—	711,174	—	—	—
Other intangible assets	45,126	12,779	32,347	25,746	9,231	16,515

Total	$2,604,961	$12,779	$2,592,182	$613,831	$9,231	$604,600

        As part of the Argosy acquisition in October 2005, the Company acquired $2.0 billion in goodwill and other intangible assets. The other intangible assets primarily consisted of a gaming license intangible asset, a trademark intangible asset, a customer relationship intangible asset, and a computer software intangible asset.

        As part of the acquisition of Bangor Historic Track, Inc., the Company acquired a gaming license intangible asset.

        The Company's intangible asset amortization expense was $3.5 million, $2.5 million, and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        The following table presents expected intangible asset amortization expense for the next five years based on existing intangible assets at December 31, 2005.

Year ending December 31,	(in thousands)
2006	$6,655
2007	6,655
2008	6,488
2009	5,988
2010	5,119
Thereafter	1,442

Total	$32,347

9.     Long-term Debt

        Long-term debt, net of current maturities, is as follows:

December 31,	2005	2004
	(in thousands)
Senior secured credit facility.	$2,148,875	$270,000
$200 million 11 1/8% senior subordinated notes	—	200,000
$175 million 8 7/8% senior subordinated notes	175,000	175,000
$200 million 6 7/8% senior subordinated notes	200,000	200,000
$250 million 6 3/4% senior subordinated notes	250,000	—
$200 million 9% senior subordinated notes	10	—
$350 million 7% senior subordinated notes	153	—
Capital leases	12,191	13,909

	2,786,229	858,909
Less current maturities of long-term debt	(18,567)	(4,494)

	$2,767,662	$854,415

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2005 (in thousands):

2006	$18,567
2007	34,836
2008	87,845
2009	99,754
2010	455,841
Thereafter	2,089,386

Total minimum payments	$2,786,229

        At December 31, 2005, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $72.5 million.

Senior Secured Credit Facility

        In the first quarter of 2005, the Company paid down $110.7 million of principal on the Term Loan D of the 2003 senior secured credit facility from available cash flow and the proceeds of the $250 million 6 3/4% senior subordinated notes due 2015. As a result of the accelerated principal payments on the 2003 credit facility, the Company recorded a loss on early extinguishment of debt of $1.8 million for the write-off of the associated deferred finance fees.

        On March 30, 2005, the Company made an optional prepayment in the aggregate amount of $159.3 million to the Term Loan D facility loans to pay off all remaining loans under the 2003 senior secured credit facility. As part of this transaction, the Company recorded a pre-tax charge of $2.6 million for the early extinguishment of debt which was offset by a $1.7 million pre-tax gain for the termination of swap contracts related to the repaid loans.

        On October 3, 2005, the Company entered into a $2.725 billion senior secured credit facility to fund the Company's acquisition of Argosy, including payment for all of Argosy's outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries and the payment of related transaction costs, and to provide additional working capital. Concurrent with this financing, the Company's 2003 senior credit facility was terminated, which resulted in an early extinguishment of debt charge of $4.0 million. The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $178.0 million was drawn at December 31, 2005), a $325 million Term Loan A facility and a $1.65 billion Term Loan B facility. The 2005 credit facility also allows the Company to raise an additional $300 million in senior secured credit for project development and property expansion as well as to satisfy, if necessary, the post-closing termination rights related to the Company's pending sale of The Downs Racing Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority ("MTGA"), which arise only in the event of certain materially adverse legislative or regulatory events.

        The senior secured credit facility is secured by substantially all of the assets of the Company.

Redemption of 11 1/8% Senior Subordinated Notes

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

        On March 27, 2003, the Company entered into interest rate swap agreements with a total notional amount of $375.0 million in accordance with the terms of the $800 million senior secured credit facility. There were three two-year swap contracts totaling $175 million with an effective date of March 27, 2003 and a termination date of March 27, 2005. Under these contracts, the Company paid a fixed rate of 1.92% and received a variable rate based on the 90-day LIBOR rate. The Company also entered into three three-year swap contracts totaling $200 million with a termination date of March 27, 2006. The Company accounted for these effective interest rate swap agreements as cash flow hedges. The changes in the fair values of effective interest rate swaps were recorded as adjustments to accrued interest in the accompanying consolidated balance sheet with the offset recorded in accumulated other comprehensive loss. The amount of ineffectiveness related to the cash flow hedges in 2003 was immaterial. Under these contracts, the Company paid fixed rates of 2.48% to 2.49% against a variable rate based on the 90-day LIBOR rate. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, was recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap.

        On September 3, 2004, the Company terminated its $55 million notional amount interest rate swap originally scheduled to expire on March 27, 2005. The Company paid $27,500 to terminate the swap agreement. On December 5, 2004, the Company terminated its $65 million notional amount interest rate swap originally scheduled to expire on March 27, 2006. The Company received $379,000 to terminate the swap agreement. The Company terminated its swap agreements early in conjunction with accelerated payments of principal on the senior secured credit facility Term D loans. On March 26, 2005, the Company's two-year swap contracts in the amount of $120 million expired and were not renewed. The remaining $135 million of the three-year swap contracts were terminated when the associated bank debt was paid in full on April 4, 2005.

        In accordance with the terms of its new $2.725 billion senior secured credit facility, the Company is required to enter into interest rate swap agreements in amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the credit facility. On October 27, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million for a total of $960 million and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted average interest rate of the four contracts is 4.71%. Under these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate on December 31, 2005 was 4.53%.

8 7/8% Senior Subordinated Notes

        On February 28, 2002, the Company completed an offering of $175 million of its 8 7/8% senior subordinated notes that mature on March 15, 2010. Interest on the 8 7/8% notes is payable on March 15 and September 15 of each year, beginning September 15, 2002. The Company used the net proceeds from the offering, totaling approximately $170.0 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under its previous senior secured credit facility.

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

        In February 2006, the Company called for the redemption of these senior subordinated notes. See Note 22: Subsequent Events for further information about the call for redemption.

6 7/8% Senior Subordinated Notes

        On December 4, 2003, the Company completed an offering of $200 million of its 6 7/8% senior subordinated notes that mature on December 1, 2011. Interest on the notes is payable on June 1 and December 1 of each year, beginning June 1, 2004. The Company used the net proceeds from the offering, totaling approximately $196.6 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under its previous senior secured credit facility.

        The Company may redeem all or part of the notes on or after December 1, 2007 at certain specified redemption prices. Prior to December 1, 2006, the Company may redeem up to 35% of the notes from proceeds of certain sales of its equity securities. The notes are also subject to redemption requirements imposed by state and local gaming laws and regulations.

        The 6 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company's current and future wholly-owned domestic subsidiaries. The 6 7/8% notes rank equally with the Company's future senior subordinated debt and junior to its senior debt, including debt under the Company's senior secured credit facility. In addition, the 6 7/8% notes will be effectively junior to any indebtedness of Penn's non-U.S. Unrestricted Subsidiaries.

        The 6 7/8% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933. On August 27, 2004, the Company completed an offer to exchange the notes and guarantees for notes and guarantees registered under the Securities Act having substantially identical terms.

6 3/4% Senior Subordinated Notes

        On March 9, 2005, the Company completed an offering of $250 million of 6 3/4% senior subordinated notes. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005. These notes mature on March 1, 2015. The 6 3/4% notes are general unsecured obligations and are not guaranteed by the Company's subsidiaries. The 6 3/4% notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act. The Company used the net proceeds from the offering to redeem the $200 million 11 1/8% senior subordinated notes due March 1, 2008 and repay a portion of the term loan indebtedness under the previous senior secured credit facility.

Sale of Argosy Casino Baton Rouge

        On October 25, 2005, the Company completed the sale of Argosy Casino Baton Rouge to an affiliate of Columbia Sussex Corporation for approximately $148.6 million. The Company used the net after-tax proceeds from the sale to reduce debt.

Covenants

        The Company's 2005 senior secured credit facility requires it, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including interest coverage, senior leverage ratios and total leverage ratios. In addition, the 2005 senior secured credit facility restricts, among other things, the Company's ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay any dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities. At December 31, 2005, the Company was in compliance with all required financial covenants.

10.   Commitments and Contingencies

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

        In October 2002, in response to the Company's plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue-based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company's request to relocate the barge. Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved the Company's plan to relocate the barge. In March 2004, the trial court ruled in favor of the Company on all counts. The plaintiff appealed the decision to the Fifth Circuit, and on May 3, 2005, the Fifth Circuit ruled that the trial court's decision should be affirmed in part and reversed and remanded in part. In its decision, the Fifth Circuit upheld the tenant's right to relocate but remanded the case to the trial court because there was insufficient evidence in the record to determine whether the casino barge would be relocated to a place which would trigger the increased rent obligation under the lease. After the remand, the Mississippi Supreme Court issued a decision dealing with analogous landlord/tenant issues which the Company has argued disposes of the remaining dispute in this litigation. The trial court has not made a ruling regarding the effect of the Mississippi Supreme Court decision on this litigation and instead, after Hurricane Katrina, the court requested the parties to decide whether they desire to stay the case until the Company informs the court of any new relocation plans and whether a decision by the Court is even required to pursue such relocation plans. The Company is currently considering its relocation options in light of the damage caused by the hurricane.

        In November 2005, Capital Seven, LLC and Shawn A. Scott ("Capital Seven"), the sellers of Bangor Historic Track ("BHT"), filed a demand for arbitration with the American Arbitration Association seeking $30.2 million plus interest and other damages. Capital Seven alleges a breach of contract by the Company based on the Company's payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price the sellers claim is due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on our operations, and currently are disputing the effective tax rate. The dispute is currently in its initial stages. The Company filed a Counter-Statement and Answer on December 15, 2005, and the parties are in the process of choosing arbitrators.

        In conjunction with the Company's merger with Argosy, the Company became responsible for litigation initiated over eight years ago related to the Baton Rouge property formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz, the Former Jazz Shareholders, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, seeks to prove that the gaming license was invalidly issued and seeks to recover lost gaming revenues that the plaintiff contends it should have earned if the gaming license had been properly issued to the plaintiff. In June 2003, the Louisiana trial court dismissed this lawsuit. The trial court's decision was affirmed by the First Circuit Court of Appeals, but subsequently reversed by the Louisiana Supreme Court on March 24, 2005, which remanded the case back to the trial court for further proceedings.

        The Company has the right to seek indemnification from the former Jazz shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz shareholders will have assets sufficient to satisfy any claim in excess of Argosy's recoupment rights. One of the three former Jazz shareholders has filed for bankruptcy in Reno, Nevada, and the Company is currently involved in litigation in the bankruptcy court with certain creditors who dispute the Company's legal right to recoup certain indebtedness and obligations owed it against the deferred payments otherwise payable to the former Jazz shareholders, including Argosy's right to indemnity for legal fees and any possible adverse judgment rendered in connection with the Capitol House litigation.

Operating Lease Commitments

        The Company is liable under numerous operating leases for an airplane, automobiles, other equipment and buildings, which expire through 2014. Total rental expense under these agreements was $5.2 million, $4.3 million, and $3.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

        The Company is also liable for several land leases for the property on which some of its casinos operate. The lease terms are from one to eighty-seven years. The leases consist of annual base lease rent payments, which are included in the table below, plus a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases. For the years ended December 31, 2005, 2004 and 2003, the Company paid land lease rent under these agreements of $10.7 million, $11.2 million, and $11.5 million, respectively.

        The Company has an operating lease with the City of Bangor for a permanent facility which the Company plans to open in the second quarter of 2008, at a budgeted cost of $71.0 million. This permanent facility is subject to a percentage rent: 3% of the first $50 million of gross slot revenue, 4% of the next $20.0 million, 5% of the next $30.0 million and 6% thereafter. The lease is for an initial term of ten years with four ten-year renewal options. The initial term begins with the opening of the permanent facility. During 2005, the Company made lease payments to the City of Bangor of $35,000. An agreement with the City of Bangor calls for a two-year rent moratorium for 2006 and 2007.

        The future minimum lease commitments relating to noncancelable operating leases at December 31, 2005 are as follows (in thousands):

Year ending December 31,
2006	$15,908
2007	14,000
2008	13,411
2009	11,033
2010	11,043
Thereafter	13,678

Total	$79,073

Capital Expenditure Commitments

        At December 31, 2005, the Company is contractually committed to spend approximately $50.4 million in capital expenditures for projects in progress.

Employee Benefit Plans

        The Company has two profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plans enable participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. For the Penn National Gaming, Inc. 401(k) Plan, the Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. For the Argosy Gaming Company Employees Savings Plan, the Company makes a discretionary match contribution of 50% of employees' elective salary deferrals up to the lesser of 3% of eligible employee compensation, or $2,000 per year.

        The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at the Charles Town Entertainment Complex. The Company makes annual contributions to this plan for the eligible union employees and to the Penn National Gaming, Inc. 401(k) Plan for the eligible non-union employees for an amount equal to the amount accrued for retirement expense, which is calculated as .0025% of the daily mutual handle and 1% up to a base of the net video lottery revenues and, after the base is met, it reverts to .005%. Total contributions to the plans for the years ended December 31, 2005, 2004 and 2003 were $2.7 million, $3.8 million and $2.8 million, respectively.

        The Company maintains a non-qualified deferred compensation plan that covers most management and other highly compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and bonus and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust and transfers to the Trust, on a periodic basis, an amount necessary to provide on a present value basis for its respective future liabilities with respect to participant deferral and Company contribution amounts. Company contributions in 2005, 2004 and 2003 were $1.1 million, $.8 million and $.6 million, respectively.

Agreements with Horsemen and Pari-Mutuel Clerks

        The Company is required to have agreements with the horsemen at each of its racetracks to conduct its live racing and simulcasting activities. In addition, in order to operate gaming machines in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

        At the Charles Town Entertainment Complex, the Company has an agreement with the Charles Town horsemen that expires on December 31, 2007 and an agreement with the breeders that expires on June 30, 2006. The pari-mutuel clerks at Charles Town were represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks that expired in June 2005. We have subsequently reached a new agreement that has been ratified by the membership of the West Virginia Division of Mutuel Clerks. We are in the process of documenting the final agreement and are currently operating under a combination of some elements of the prior agreement and the new agreement.

        Throughout the Argosy properties, the Seafarers Entertainment and Allied Trade Union represents 2,153 employees. Additionally, at the Alton property, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO represents eight of the Company's employees, the International Brotherhood of Electrical Workers represents nine of the Company's employees and the Security Police and Fire Professionals of America represents sixty-three of the Company's employees. At the Company's Indiana and Iowa properties, the American Maritime Officers Union represents twenty of the Company's employees. The Company has collective bargaining agreements with these unions that expire at various times between July 2007 and June 2011. At the Empress Casino Hotel, the Hotel Employees and Restaurant Employees ("HERE") Union, Local 1 represents three hundred employees. The HERE Joliet labor agreement expires on March 31, 2010. At Raceway Park, the pari-mutuel tellers are represented by the Service Employees International Union ("SEIU") Local 47, which has subcontracted with HERE Local 10 to handle the business affairs of the pari-mutuel tellers, and the current contract expires on May 31, 2007.

        The Company's agreement with the Pennsylvania thoroughbred horsemen at Penn National Race Course expires on September 30, 2011. The Company has an agreement with Local 137 at Penn National Race Course with respect to pari-mutuel clerks and admissions and Telebet personnel that expires on December 31, 2007. The Company also has an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at the OTWs. That agreement, which the Company is currently renegotiating, expires on March 30, 2006.

        We expect to enter into a new, long-term, agreement with the Maine Harness Horsemen Association prior to the start of the 2006 racing season. Pennwood Racing also has an agreement in effect with the horsemen at Freehold Raceway which expires in May 2006.

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

New Jersey Joint Venture

        On January 28, 1999, the Company, along with its joint venture partner, Greenwood New Jersey, Inc. ("Greenwood"), purchased certain assets and assumed certain liabilities of Freehold Racing Association, Garden State Racetrack and related entities, in a transaction accounted for as a purchase transaction.

        The Company made an $11.3 million loan to the joint venture and an equity investment of $.3 million. The loan is evidenced by a subordinated secured note, which has been included in investment in and advances to an unconsolidated affiliate in the consolidated financial statements. The note bears interest at prime plus 2.25% or a minimum of 10% (at December 31, 2005, the interest rate was 10%). The Company has recorded interest income in the consolidated statements of income of $1.1 million for each of the years ended December 31, 2005, 2004 and 2003.

        The joint venture, through Freehold Racing Association, is part of a multi-employer pension plan. For collectively bargained, multi-employer pension plans, contributions are made in accordance with negotiated labor contracts and generally are based on days worked. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980, the joint venture may, under certain circumstances, become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. At December 31, 2005, the most recent date for which information is available, the joint venture has been informed that its withdrawal liability was approximately $3.1 million. These amounts, and the joint venture's obligation to fund any portion of it, are subject to many factors outside of the joint venture's control, including actuarial experience and investment performance of the underlying multi-employer pension plan.

        The Company and Greenwood entered into a Debt Service Maintenance Agreement with a bank in which each joint venture partner has guaranteed up to 50% of a $23.0 million term loan to the joint venture. The guarantee remains in effect for the life of the loan and is due to expire on September 30, 2009. At December 31, 2005, the outstanding balance on the loan to the joint venture amounted to $14.6 million of which the Company's obligation under its guarantee of the term loan was limited to approximately $7.3 million. The Company's investment in the joint venture is accounted for under the equity method. The original investment was recorded at cost and has been adjusted by the Company's share of income of the joint venture and distributions received. The Company's 50% share of the income of the joint venture is included in other income (expenses) in the consolidated statements of income.

11.   Income Taxes

        Deferred tax assets and liabilities are comprised of the following (in thousands):

December 31,	2005	2004
Deferred tax assets:
Federal net operating losses	$—	$23,960
Accrued expenses	127,299	9,666
State net operating losses	9,119	13,295
Accumulated other comprehensive (loss)	1	(602)

Gross deferred tax assets	136,419	46,319
Less valuation allowance	(9,119)	(11,610)

Net deferred tax asset	$127,300	$34,709

Deferred tax liabilities:
Property, plant and equipment	$(75,584)	$(48,241)
Intangibles	(263,274)	—

Net deferred taxes	$(211,558)	$(13,532)

Reflected on consolidated balance sheets:
Current deferred tax asset, net	48,150	18,274
Noncurrent deferred tax liabilities, net	(259,708)	(31,806)

Net deferred taxes	$(211,558)	$(13,532)

        The valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company, which are not presently expected to be utilized.

        For income tax reporting, the Company has net operating loss carryforwards aggregating approximately $141.5 million available to reduce future state income taxes primarily for the Commonwealth of Pennsylvania as of December 31, 2005. Due to Pennsylvania's tax statute on annual net operating loss utilization limit, a valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all the carryforwards will expire at various dates from December 31, 2006 to December 31, 2024.

        The federal net operating loss and general business credits resulted from the acquisition of Hollywood Casino Corporation during 2003. They have been fully utilized by December 31, 2005.

        The provision for income taxes charged to operations was as follows (in thousands):

Year ended December 31,	2005	2004	2003
Current tax expense
Federal	$73,463	$32,025	$7,842
State	12,184	845	720

Total current	85,647	32,870	8,562

Deferred tax expense (benefit)
Federal	(24,566)	17,423	29,024
State	(6,488)	(5)	(123)

Total deferred	(31,054)	17,418	28,901

Total provision	$54,593	$50,288	$37,463

        The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2005, 2004 and 2003:

Year ended December 31,	2005	2004	2003
Percent of pretax income
Federal tax rate	35%	35%	35%
State and local income taxes	2.6%	0.4%	0.5%
Permanent differences	0.7%	1%	1.6%
Other miscellaneous items	0.2%	0.1%	0.5%

	38.5%	36.5%	37.6%

12.   Supplemental Disclosure of Cash Flow Information

Year ended December 31,	2005	2004	2003
	(in thousands)
Cash payments of interest	$65,322	$70,816	$75,340
Cash payments of income taxes	92,971	13,388	—
Acquisitions:
Fair value of assets acquired	$2,666,655	—	$979,349
Fair value of liabilties assumed	415,279	—	581,401

13.   Shareholders' Equity

Stock Split

        On February 3, 2005, the Company announced that its Board of Directors approved a 2-for-1 split of the Company's common stock. The stock split was in the form of a stock dividend of one additional share of the Company's common stock for each share held. The additional shares were distributed on March 7, 2005 to shareholders of record on February 14, 2005. As a result of the stock dividend, the number of outstanding shares of the Company's common stock increased to approximately 82.8 million. All references in the consolidated financial statements to number of shares and net income per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common stock shares outstanding.

Shareholder Rights Plan

        On May 20, 1998, the Board of Directors of the Company authorized and declared a dividend distribution of one Preferred Stock purchase right (the "Right" or "Rights") for each outstanding share of the Company's common stock, par value $.01 per share (the "Common Shares"), payable to shareholders of record at the close of business on March 19, 1999. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Preferred Stock Fraction"), or a combination of securities and assets of equivalent value, at a purchase price of $10.00 per Preferred Stock Fraction, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") dated March 2, 1999 between the Company and Continental Stock Transfer and Trust Company as Rights Agent. All terms not otherwise defined herein are used as defined in the Rights Agreement.

        The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock (the "Stock Acquisition Date"), announces a tender or exchange offer that will result in such person or group acquiring 20% or more of the outstanding common stock or is a beneficial owner of a substantial amount of Common Shares (at least 10%) whose ownership may have a material adverse impact ("Adverse Person") on the business or prospects of the Company. The Company will be entitled to redeem the Rights at a price of $.01 per Right (payable in cash or stock) at any time until 10 days following the Stock Acquisition Date or the date on which a person has been determined to be an Adverse Person. If the Company is involved in certain transactions after the Rights become exercisable, a Holder of Rights (other than Rights owned by a shareholder who has acquired 15% or more of the Company's outstanding common stock or is determined to be an Adverse Person, which Rights become void) is entitled to buy a number of the acquiring company's Common Shares or the Company's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. Until a Right is exercised, the holder will have no rights as a stockholder of the Company, including, without limitations, the right to vote as a stockholder or to receive dividends. The Rights are not exercisable until the distribution date, and will expire at the close of business on March 18, 2009, unless earlier redeemed or exchanged by the Company.

14.   Stock-Based Compensation

        In April 1994, the Company's Board of Directors and shareholders adopted and approved the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan permitted the grant of options to purchase up to 12,000,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The 1994 Plan provided for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The 1994 Plan terminated in April 2004.

        On April 16, 2003, the Company's Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the "2003 Plan"). On May 22, 2003, the Company's shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permits the grant of options to purchase Common Stock and other market-based and performance-based awards. Up to 12,000,000 shares of Common Stock are available for awards under the 2003 Plan. The 2003 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options. Unless this plan is extended, no awards shall be granted or exchanges effected under this plan after May 31, 2013. At December 31, 2005, there were 6,169,500 options available for future grants under the 2003 Plan.

        Stock options that expire between February 8, 2007 and January 16, 2015 have been granted to officers, directors and employees to purchase Common Stock at prices ranging from $2.03 to $37.95 per share. All options were granted at market prices at date of grant.

        The following table contains information on stock options issued under the plans for the three-year period ended December 31, 2005:

	Number of Option Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2002	5,866,332	$4.28
Granted	2,240,000	8.79
Exercised	(1,175,332)	4.48
Canceled	(72,500)	4.71

Outstanding at December 31, 2003	6,858,500	$6.13
Granted	2,006,000	13.44
Exercised	(1,888,240)	4.14
Canceled	(35,000)	7.91

Outstanding at December 31, 2004	6,941,260	$8.78
Granted	2,813,000	29.51
Exercised	(1,932,946)	5.63
Canceled	(87,500)	9.84

Outstanding at December 31, 2005	7,733,814	$17.09

        Included in the above are common stock options in the amount of 1,295,000 which were issued to the Company's Chairman outside of the 1994 Plan and the 2003 Plan. 1,200,000 shares were issued in 1996 and 95,000 shares were issued in 2003. These options were issued at prices ranging from $4.41 to $7.95 per share and are exercisable through February 6, 2013. In addition the Company issued 160,000 restricted stock awards in 2004, which fully vest in May 2009. The weighted-average fair market value of options granted during the years ended December 31, 2005, 2004, and 2003 were $12.17, $6.61 and $3.53, respectively.

Exercisable at year-end:	Number of Option Shares	Weighted-Average Exercise Price
2005	2,036,064	$8.44
2004	1,946,010	5.74
2003	2,108,250	3.81

        The following table summarizes information about stock options outstanding at December 31. 2005:

	Exercise Price Range
	$2.03 to $10.06	$10.07 to $29.02	$29.22 to $37.95	Total $2.03 to $37.95
Outstanding options
Number outstanding	2,823,064	2,102,750	2,808,000	7,733,814
Weighted average remaining contractual life (years)	3.93	5.41	6.70	5.34
Weighted average exercise price	$7.63	$13.22	$29.51	$17.09
Exercisable options
Number outstanding	1,581,564	454,500	—	2,036,064
Weighted average exercise price	$7.14	$12.98	$—	$8.44

15.   Segment Information

        The table below presents information about the Company's reportable segments (in thousands):

	Gaming(1)	Racing(1)	Eliminations(2)	Total
Year ended December 31, 2005
Net revenues	$1,356,405	$56,061	$—	$1,412,466
Income (loss) from continuing operations	246,380	(2,832)	—	243,548
Depreciation and amortization	71,099	1,432	—	72,531
Total assets	7,606,015	95,979	(3,511,590)	4,190,404
Year ended December 31, 2004
Net revenues	$1,084,548	$55,352	$—	$1,139,900
Income from continuing operations	210,228	3,552	—	213,780
Depreciation and amortization	64,282	1,503	—	65,785
Total assets	2,658,054	93,883	(1,119,236)	1,632,701
Year ended December 31, 2003
Net revenues	$954,151	$58,530	$—	$1,012,681
Income from continuing operations	172,025	4,510	—	176,535
Depreciation and amortization	55,936	1,535	—	57,471
Total assets	1,600,614	78,399	(69,414)	1,609,599

(1)
Reflects results of the Hollywood Casino acquisition since the March 1, 2003 acquisition effective date and the Argosy acquisition since the October 1, 2005 acquisition effective date.

(2)
Primarily reflects elimination of investments and receivables.

16.   Summarized Quarterly Data (Unaudited)

        Following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Fiscal Quarter
	First	Second	Third	Fourth
2005
Net revenues	$289,306	$304,169	$294,627	$524,364
Income from continuing operations	56,299	33,643	42,294	111,312
Net income	15,802	12,119	55,401	37,608
Basic earnings per share	0.19	0.15	0.67	0.45
Diluted earnings per share	0.19	0.14	0.64	0.44
2004
Net revenues	$285,053	$289,773	$288,553	$276,521
Income from continuing operations	52,389	56,041	55,450	49,900
Net income	17,771	19,658	17,190	16,865
Basic earnings per share	0.23	0.25	0.21	0.20
Diluted earnings per share	0.21	0.24	0.21	0.20

17.   Related Party Transactions

Life Insurance Policies

        The Company has paid premiums on life insurance policies (the "Policies") on behalf of certain irrevocable trusts (the "Trusts") created by the Company's Chairman and Chief Executive Officer

("CEO"). The policies cover the Chairman and CEO's life and that of his spouse. The Trusts are the owners and beneficiaries of the policies and are obligated to reimburse the Company for all premiums paid when the insurance matures or upon death. To secure the Company's interest in each of the Policies, the Trusts have executed a collateral assignment of each of the Policies to the Company. At December 31, 2005, the Company has recorded a receivable in other assets from such Trusts in the amount of $2,146,363. The Company paid premiums for these policies totaling $238,000, $241,000 and $249,000 in 2005, 2004, and 2003, respectively.

Executive Office Lease

        The Company currently leases 26,596 square feet of office and warehouse space for buildings in Wyomissing, Pennsylvania for its executive offices from affiliates of its Chairman and CEO. Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $465,000, $369,000 and $326,000, respectively. The leases for the office space expire in June 2008, March 2012 and May 2012, and the lease for the warehouse space expires in August 2006. Annual future payments for the office and warehouse space are expected to equal $501,000. The Company also paid $400,000 in construction costs related to these leased facilities to these same affiliates in 2005.

18.   Subsidiary Guarantors

        Under the terms of the $2.725 billion senior secured credit facility, all of the Company's subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets of $11.5 million (less than .3% of total assets at December 31, 2005). Each of the subsidiary guarantors are 100% owned by Penn. In addition, the guarantees provided by the Company's subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several, and Penn has no significant independent assets and no independent operations at, and for the period ended, December 31, 2005. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company's ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company's ability to obtain funds from its subsidiaries.

        With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed statement of cash flows at and for the years ended December 31, 2005, 2004 and 2003, as Penn has no significant independent assets and no independent operations at, and for the period ended, December 31, 2005, the guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are considered minor.

        Under the terms of the $175 million 8 7/8% and the $200 million 6 7/8% senior subordinated notes, most of the Company's subsidiaries are guarantors. Each of the subsidiary guarantors are 100% owned by Penn. In addition, the guarantees provided by the Company's subsidiaries under the terms of the $175 million 8 7/8% and the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several, and Penn has no significant independent assets and no independent operations at, and for the period ended, December 31, 2005. There are no significant restrictions within the $175 million 8 7/8% and the $200 million 6 7/8% senior subordinated notes on the Company's ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company's ability to obtain funds from its subsidiaries.

        Summarized financial information at and for the years ended December 31, 2005, 2004 and 2003 for Penn, the subsidiary guarantors and subsidiary non-guarantors is presented below. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
As of December 31, 2005
Condensed Consolidating Balance Sheet (in thousands)
Current assets	$3,125	$273,840	$17,622	$11,788	$306,375
Net property and equipment, at cost	14,739	1,079,537	—	—	1,094,276
Other assets	3,171,884	3,145,822	(4,575)	(3,523,378)	2,789,753

Total	$3,189,748	$4,499,199	$13,047	$(3,511,590)	$4,190,404

Current liabilities	$61,537	$270,307	$9,376	$89	$341,309
Long-term liabilities	2,757,359	3,831,787	—	(3,286,594)	3,302,552
Shareholders' equity	370,852	397,105	3,671	(225,085)	546,543

Total	$3,189,748	$4,499,199	$13,047	$(3,511,590)	$4,190,404

Year Ended December 31, 2005
Condensed Consolidating Statement of Income (in thousands)
Total revenues	$—	$1,406,041	$86,123	$(436)	$1,491,728
Total operating expenses	30,796	1,129,876	82,750	(436)	1,242,986

(Loss) income from operations	(30,796)	276,165	3,373	—	248,742
Other (expense) income	(13,908)	(91,676)	50,892	—	(54,692)

(Loss) income before income taxes	(44,704)	184,489	54,265	—	194,050
Taxes on income	15,151	57,682	287	—	73,120

Net (loss) income	$(59,855)	$126,807	$53,978	$—	$120,930

Year Ended December 31, 2005
Condensed Consolidating Statement of Cash Flows (in thousands)
Net cash provided by (used in) operating activities	$457,707	$(279,648)	$(27,584)	$—	$150,475
Net cash (used in) provided by investing activities	(2,337,553)	358,753	—	—	(1,978,800)
Net cash provided by (used in) financing activities	1,874,974	(1,753)	—	—	1,873,221
Effect of exchange rate fluctuations on cash	—	215	(111)	—	104

Net (decrease) increase in cash and cash equivalents	(4,872)	77,567	(27,695)	—	45,000
Cash and cash equivalents at beginning of year	3,031	56,296	28,293	—	87,620

Cash and cash equivalents at end of year	$(1,841)	$133,863	$598	$—	$132,620

As of December 31, 2004
Condensed Consolidating Balance Sheet (in thousands)
Current assets	$16,291	$139,790	$46,840	$5,046	$207,967
Net property and equipment, at cost	11,849	619,920	102,564	—	734,333
Other assets	1,180,719	640,177	(6,213)	(1,124,282)	690,401

Total	$1,208,859	$1,399,887	$143,191	$(1,119,236)	$1,632,701

Current liabilities	$74,313	$72,238	$191,067	$(4,280)	$333,338
Long-term liabilities	853,855	1,128,933	509	(1,082,026)	901,271
Shareholders' equity	280,691	198,716	(48,385)	(32,930)	398,092

Total	$1,208,859	$1,399,887	$143,191	$(1,119,236)	$1,632,701

Year Ended December 31, 2004
Condensed Consolidating Statement of Income (in thousands)
Total revenues	$—	$1,163,049	$150,427	$(1,543)	$1,311,933
Total operating expenses	23,865	922,203	151,078	(1,543)	1,095,603

(Loss) income from operations	(23,865)	240,846	(651)	—	216,330
Other income (expense)	37,698	(113,635)	(27,073)	(8)	(103,018)

Income (loss) before income taxes	13,833	127,211	(27,724)	(8)	113,312
Taxes on income	(4,094)	45,765	157	—	41,828

Net income (loss)	$17,927	$81,446	$(27,881)	$(8)	$71,484

Year Ended December 31, 2004
Condensed Consolidating Statement of Cash Flows (in thousands)
Net cash provided by (used in) operating activities	$127,599	$70,746	$(1,181)	$—	$197,164
Net cash used in investing activities	(13,397)	(52,235)	(1,482)	—	(67,114)
Net cash (used in) provided by financing activities	(122,383)	(5,883)	4,089	—	(124,177)
Effect of exchange rate fluctuations on cash	—	252	(72)	—	180

Net (decrease) increase in cash and cash equivalents	(8,181)	12,880	1,354	—	6,053
Cash and cash equivalents at beginning of year	11,212	43,417	26,938	—	81,567

Cash and cash equivalents at end of year	$3,031	$56,297	$28,292	$—	$87,620

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
As of December 31, 2003
Condensed Consolidating Balance Sheet (in thousands)
Current assets	$18,823	$124,249	$45,231	$759	$189,062
Net property and equipment, at cost	1,429	628,336	110,742	—	740,507
Other assets	1,206,078	679,939	(1,630)	(1,204,357)	680,030

Total	$1,226,330	$1,432,524	$154,343	$(1,203,598)	$1,609,599

Current liabilities	$45,867	$64,849	$172,093	$4,228	$287,037
Long-term liabilities	979,980	1,207,196	403	(1,174,895)	1,012,684
Shareholders' equity	200,483	160,479	(18,153)	(32,931)	309,878

Total	$1,226,330	$1,432,524	$154,343	$(1,203,598)	$1,609,599

Year Ended December 31, 2003
Condensed Consolidating Statement of Income (in thousands)
Total revenues	$—	$1,036,940	$127,651	$(1,612)	$1,162,979
Total operating expenses	23,100	834,482	123,831	(1,612)	979,801

(Loss) income from operations	(23,100)	202,458	3,820	—	183,178

Other income (expense)	19,147	(95,538)	(23,624)	—	(100,015)

(Loss) income before income taxes	(3,953)	106,920	(19,804)	—	83,163
Taxes on income	(8,214)	39,777	129	—	31,692

Net income (loss)	$4,261	$67,143	$(19,933)	$—	$51,471

Year Ended December 31, 2003
Condensed Consolidating Statement of Cash Flows (in thousands)
Net cash (used in) provided by operating activities	$(326,606)	$452,436	$14,949	$—	$140,779
Net cash used in investing activities	(244,248)	(86,990)	(369)	—	(331,607)
Net cash provided by (used in) financing activities	578,727	(360,184)	(1,084)	—	217,459
Effect of exchange rate fluctuations on cash	—	507	(107)	—	400

Net increase in cash and cash equivalents	7,873	5,769	13,389	—	27,031
Cash and cash equivalents at beginning of year	3,339	37,647	13,550	—	54,536

Cash and cash equivalents at end of year	$11,212	$43,416	$26,939	$—	$81,567

19.   Discontinued Operations—Hollywood Casino Shreveport

        On August 27, 2004, the Company's unrestricted subsidiary, Hollywood Casino Shreveport ("HCS"), in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado Resorts LLC ("Eldorado") providing for acquisition of HCS by certain affiliates of Eldorado ("Eldorado Transaction"). On September 10, 2004, a group of HCS's creditors, led by Black Diamond Capital Management, LLC, filed with the U.S. Bankruptcy Court, Western District of Louisiana ("U.S. Bankruptcy Court"), located in Shreveport, Louisiana, an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code. On October 18, 2004, HCS, acting by and through HCS I, Inc., entered into the Eldorado Agreement with Eldorado and certain affiliates of Eldorado providing for the acquisition of the reorganized HCS by certain affiliates of Eldorado. On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporated the Eldorado Transaction. On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that had been filed against it, and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code. HCS's debt was non-recourse to the Company and its other subsidiaries.

        HCS filed a revised Chapter 11 plan and disclosure statement with the U.S. Bankruptcy Court on March 3, 2005. Subsequently, the Official Bondholder Committee in the Chapter 11 case joined HCS as a proponent of the plan. Black Diamond Capital Management, LLC and KOAR International both expressed interest in acquiring the hotel and casino and asked the U.S. Bankruptcy Court for permission to file their own competing plan, but on April 15, 2005, the U.S. Bankruptcy Court ruled against allowing them to submit their competing reorganization plan to the creditors. On April 21, 2005, the U.S. Bankruptcy Court approved the disclosure statement for HCS's plan and on June 19, 2005, the Bankruptcy Court approved a settlement agreement announced in open court for the confirmation of the joint plan proposed by HCS and the Bondholders Committee (the "Joint Plan"), as modified based on the announced settlement. The terms of the Eldorado Agreement were incorporated in the Joint Plan.

        On July 6, 2005, HCS filed the Joint Plan with the U.S. Bankruptcy Court, as amended, to reflect the settlement reached by the parties, and the U.S. Bankruptcy Court entered an order confirming the amended Joint Plan. The Joint Plan provided for the acquisition of HCS by certain affiliates of Eldorado and, on July 22, 2005, the acquisition was completed. As a result, the Company recorded a non-cash pre-tax gain of approximately $58.3 million representing the aggregate amount of previously recorded losses. The after-tax effect of the gain is approximately $37.9 million.

        The Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of HCS as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Financial information for HCS was previously reported as part of the gaming reportable segment.

        Summarized financial information at, and for the periods ended December 31, 2005 and 2004, for HCS is as follows:

HWCC-Louisiana, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	December 31,
	2005	2004
Assets
Current assets	$—	$32,779
Property and equipment, net	—	102,564
Other assets	—	1,348

Total assets held for sale	$—	$136,691

Liabilities
Current liabilities	$—	$158,046
Other noncurrent liabilities	—	8,232

Total liabilities held for sale	$—	$166,278

HWCC-Louisiana, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands)

	December 31,
	2005	2004
Net revenues	$67,527	$134,150
Income (loss) from continuing operations	2,884	(1,239)
Net loss	(5,474)	(18,261)

20.   Discontinued Operations—Sale of The Downs Racing, Inc. and Subsidiaries

        In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding. Reflecting taxes, post closing adjustments, fees and other expenses, the Company realized net proceeds of approximately $175 million, which, in accordance with the Company's credit agreement, were used to retire debt or to reinvest in capital expenditures. The Company recorded the net proceeds, after paying down approximately $60 million of the senior credit facility, as restricted cash. The Company applied the remaining balance of the restricted cash, of approximately $97.0 million, to senior debt reduction in April 2005. Under the terms of the agreement, MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and Lehigh Valley (Allentown). The sale agreement also provides the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. Under generally accepted accounting principles, the net book gain on this transaction of approximately $125.9 million (net of $97.7 million of income taxes) will not be recorded as a sale until the post closing termination rights have expired.

        At December 31, 2005, and for the period January 1, 2005 through January 25, 2005, the Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS 144. Financial information for The Downs Racing, Inc. and its subsidiaries was previously reported as part of the racing reportable segment.

        Summarized financial information at December 31, 2005 and 2004 for The Downs Racing, Inc. and its subsidiaries is as follows:

The Downs Racing, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	December 31,
	2005	2004
Assets
Current assets	$33	$985
Property and equipment, net	34,385	34,375
Other assets	16,565	16,635

Total restricted assets for sale	$50,983	$51,995

Liabilities
Current liabilities	$—	$5,341
Other noncurrent liabilities	—	9,364

Total restricted liabilities for sale	$—	$14,705

The Downs Racing, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands)

	December 31,
	2005	2004
Net revenues	$1,813	$37,881
(Loss) income from continuing operations	(86)	3,789
Net (loss) income	(38)	2,405

21.   Discontinued Operations—Sale of Argosy Casino Baton Rouge

        On October 25, 2005, pursuant to the previously-announced Securities Purchase Agreement among Argosy, Wimar Tahoe Corporation and CP Baton Rouge Casino, L.L.C., an affiliate of Columbia Sussex Corporation, the Company completed its sale of Argosy Casino Baton Rouge to Columbia Sussex Corporation for approximately $148.6 million. The Company owned Argosy Casino Baton Rouge for twenty-four days prior to the sale. The Company did not record a gain or loss on sale of the property, as the sale price on date of disposition equaled the estimated fair value of the assets and liabilities acquired, but assigned a purchase price equal to $148.6 million.

        Summarized financial information at December 31, 2005 for Argosy Casino Baton Rouge and its subsidiaries is as follows:

Argosy Casino Baton Rouge
Consolidated Statements of Operations
(in thousands)

December 31, 2005
Net revenues	$9,924
Income from continuing operations	2,504
Net income	1,377

22.   Subsequent Events

        On February 14, 2006, the Company called for the redemption of all $175 million in aggregate principal amount of its outstanding 8 7/8% senior subordinated notes due March 15, 2010. The redemption price is $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest to the scheduled redemption date, which is March 15, 2006. The Company intends to fund the redemption of the notes from available cash and borrowing under its revolving credit facility.

        On March 6, 2006, the Illinois Gaming Board agreed to allow the Company to retain the Argosy Casino Alton. In addition, the Illinois Gaming Board granted the Company an extension to the time limit by which the Company is required to reach a definitive sale agreement for the Empress Casino Hotel from December 31, 2006 until June 30, 2008. The Company assumed ownership of the two properties with its acquisition of Argosy in October 2005. In September 2005, the Illinois Gaming Board approved the Argosy acquisition. As a condition to that approval, the Company agreed to enter into sale agreements for the Argosy Casino Alton and the Empress Casino Hotel within fifteen months of completing the transaction.

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

        Based upon the evaluation of the Company's disclosure controls and procedures by the Company's management, under the supervision and with the participation of our principal executive officer and principal financial officer, as of December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There are inherit limitations in the effectiveness of any internal controls over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We have excluded the operations of Argosy Gaming Company from our assessment of internal control over financial reporting as of December 31, 2005, because it was acquired by the Company in a purchase business combination during fiscal year 2005. The Argosy operation's total assets (excluding goodwill) and total net revenues represented approximately $1,263.6 million and $253.1 million, respectively, included in our consolidated financial statement amounts as of and for the year ended December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, independent registered public accounting firm, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

        To The Board of Directors of Penn National Gaming, Inc. and subsidiaries:

        We have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting, that Penn National Gaming, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting included in Item 9A, management's assessment of and conclusion on the effectiveness of internal control over financial reporting excludes the internal controls of the Argosy Gaming Company, which is included in the consolidated financial statements of Penn National Gaming, Inc ("the Company"), and constituted $1,263.6 million of total assets as of December 31, 2005 and $253.1 million of total net revenues for the year then ended. Management did not assess the effectivenes of internal control over financial reporting at Argosy Gaming Company because it was acquired on October 3, 2005. Our audit of the internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Argosy Gaming Company.

        In our opinion, management's assessment that Penn National Gaming, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.

        We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN LLP Philadelphia, Pennsylvania March 7, 2006

ITEM 9B. OTHER INFORMATION

        On March 6, 2006, the Illinois Gaming Board adopted resolutions modifying its September 29, 2005 agreement with the Company to allow the Company to retain the Argosy Alton Casino and to extend the deadline for entering a definitive sale agreement for the Empress Casino Hotel to June 30, 2008. A copy of those resolutions is filed as exhibit 10.24 (a) to this Annual Report on Form 10-K. An amendment to the September 29, 2005 agreement reflecting the terms of the resolutions will subsequently be executed.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2006 Annual Meeting of Shareholders (the "2006 Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information called for in this item is hereby incorporated by reference to the 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information called for in this item is hereby incorporated by reference to the 2006 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for in this item is hereby incorporated by reference to the 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.
Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto
3. Exhibits, Including Those Incorporated by Reference.
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

Dated:    March 15, 2006

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

Signature	Title	Date

/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006
/s/ KEVIN DESANCTIS Kevin DeSanctis	President and Chief Operating Officer	March 15, 2006
/s/ WILLIAM J. CLIFFORD William J. Clifford	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	March 15, 2006
/s/ ROBERT S. IPPOLITO Robert S. Ippolito	Vice President, Secretary and Treasurer (Principal Accounting Officer)	March 15, 2006
/s/ HAROLD CRAMER Harold Cramer	Director	March 15, 2006
/s/ DAVID A. HANDLER David A. Handler	Director	March 15, 2006

/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	March 15, 2006
/s/ ROBERT P. LEVY Robert P. Levy	Director	March 15, 2006
/s/ BARBARA Z. SHATTUCK Barbara Z. Shattuck	Director	March 15, 2006

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of August 7, 2002, by and among Hollywood Casino Corporation, Penn National Gaming, Inc. and P Acquisition Corp. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K, dated August 7, 2002).
2.2	Purchase Agreement by and among PNGI Pocono Corp., PNGI, LLC, and the Mohegan Tribal Gaming Authority, dated October 14, 2004. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K, filed October 20, 2004).
2.3	Agreement and Plan of Merger, dated as of November 3, 2004, among Penn National Gaming, Inc., Argosy Gaming Company and Thoroughbred Acquisition Corp. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K, filed November 5, 2004).
2.4	Agreement to Execute Securities Purchase Agreement, dated June 20, 2005, among Penn National Gaming, Inc., CP Baton Rouge Casino, L.L.C. and Columbia Sussex Corporation. (Incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, filed June 22, 2005).
2.4(a)	Letter agreement, dated October 3, 2005, among Penn National Gaming, Inc., CP Baton Rouge Casino, L.L.C., Columbia Sussex Corporation and Wimar Tahoe Corporation amending Agreement to Execute Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K, filed October 4, 2005).
2.5	Securities Purchase Agreement, dated October 3, 2005, among Argosy Gaming Company, Wimar Tahoe Corporation and CP Baton Rouge Casino, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K, filed October 4, 2005).
3.1	Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on November 13, 1996. (Incorporated by reference to Exhibit 3.2 the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.3	Statement with respect to shares of Series A Preferred Stock of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on March 16, 1999. (Incorporated by reference to Exhibit 3.3 the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 23, 2001. (Incorporated by reference to Exhibit 3.4 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).
3.5	Second Amended and Restated Bylaws of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004).
4.1	Specimen copy of Common Stock Certificate (Incorporated by reference to Exhibit 3.6 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).

4.2	Rights Agreement dated as of March 2, 1999, between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 1 of the Company's current report on Form 8-K, dated March 17, 1999).
4.3	Indenture dated as of February 28, 2002 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.3 of the Company's post-effective amendment to its registration statement on Form S-3, File #333-63780, dated February 26, 2002).
4.4	Form of Penn National Gaming, Inc. 8 7/8% Senior Subordinated Note due 2010. (Included as Exhibit A to Exhibit 4.3).
4.5	Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8 7/8% Senior Subordinated Notes due 2010. (Included as Exhibit F to Exhibit 4.3).
4.6	Supplemental Indenture dated as of December 20, 2002 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.10 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002).
4.7	Indenture dated as of December 4, 2003 by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference to exhibit 4.12 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
4.8	Form of Penn National Gaming, Inc. 6 7/8% Senior Subordinated Note due 2011. (Included as Exhibit A to Exhibit 4.7).
4.9	Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011. (Included as Exhibit F to Exhibit 4.7).
4.10	Indenture dated as of March 9, 2005 by and among Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, filed March 15, 2005).
4.10(a)	First Supplemental Indenture dated as of July 5, 2005 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to exhibit 10.37 of the Company's registration statement on Form S-4, filed July 7, 2005 (File #333-125274)).
4.11	Form of Penn National Gaming, Inc. 6 3/4% Senior Subordinated Note due 2015. (Included as Exhibit A to Exhibit 4.15).
4.12	Indenture dated as of July 31, 2001, by and among Argosy Gaming Company, JP Morgan Trust Company, as Trustee, and the Subsidiary Guarantors named therein, for Argosy Gaming Company's 9% Senior Subordinated Notes due 2011. (Incorporated by reference to Exhibit 4.8 to Argosy Gaming Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11853)).
4.13	Form of Argosy Gaming Company's 9% Senior Subordinated Notes due 2011 issued on July 31, 2001, in the aggregate principal amount of $200,000,000. (Incorporated by reference to Exhibit 4.9 to Argosy Gaming Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11853)).

4.14	First Supplemental Indenture dated as of July 31, 2001, by and among Argosy Gaming Company, JP Morgan Trust Company, as Trustee, and the Subsidiary Guarantors named therein for the Argosy Gaming Company's 9% Senior Subordinated Notes due 2011. (Incorporated by reference to Exhibit 4.10 to Argosy Gaming Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11853)).
4.15	Second Supplemental Indenture, dated as of August 3, 2005, among Argosy Gaming Company, the subsidiary guarantors named therein and J.P. Morgan Trust Company, National Association, as trustee, for Argosy Gaming Company's 9% Senior Subordinated Notes due 2011. (Incorporated by reference to Exhibit 99.2 to Argosy Gaming Company's Current Report on Form 8-K, filed on August 3, 2005).
4.16	Indenture dated as of February 12, 2004, by and among the Argosy Gaming Company, JP Morgan Trust Company, as Trustee, for the Argosy Gaming Company's 7% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.5 to Argosy Gaming Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11853)).
4.17	Form of Argosy Gaming Company's 7% Senior Subordinated Notes due 2014 issued on February 12, 2004, in the aggregate principal amount of $350,000,000 (included as Exhibit A to Exhibit 4.16).
4.18	First Supplemental Indenture, dated as of August 3, 2005, between Argosy Gaming Company and J.P. Morgan Trust Company, National Association, as trustee, for Argosy Gaming Company's 7% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 99.1 to Argosy Gaming Company's Current Report on Form 8-K, filed on August 3, 2005).
9.1	Form of Trust Agreement of Peter D. Carlino, Peter M. Carlino, Richard J. Carlino, David E. Carlino, Susan F. Harrington, Anne de Lourdes Irwin, Robert M. Carlino, Stephen P. Carlino and Rosina E. Carlino Gilbert. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.1#	Penn National Gaming, Inc. 1994 Stock Option Plan. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.2#	Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to Appendix A of the Company's Proxy Statement dated April 22, 2003 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended).
10.2(a)#*	Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan.
10.2(b)#*	Form of Incentive Stock Option Certificate for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan.
10.2(c)#*	Form of Restricted Stock Award for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan.
10.3#	Employment Agreement dated May 26, 2004 between Penn National Gaming, Inc. and Peter M. Carlino. (Incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004).
10.4#	Employment Agreement dated May 26, 2004 between Penn National Gaming, Inc. and Kevin DeSanctis. (Incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004).
10.5#	Employment Agreement dated June 10, 2005 between Penn National Gaming, Inc. and William Clifford. (Incorporated by referenced to the Company's current report on Form 8-K, filed on June 16, 2005).

10.6#	Employment Agreement dated June 10, 2005 between Penn National Gaming, Inc. and Jordan B. Savitch. (Incorporated by referenced to the Company's current report on Form 8-K, filed on June 16, 2005).
10.7#	Employment Agreement dated June 10, 2003 between Penn National Gaming, Inc. and Leonard DeAngelo. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).
10.8	Consulting Agreement dated August 29, 1994, between Penn National Gaming, Inc. and Peter D. Carlino. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994).
10.9	Amended and Restated Lease dated April 5, 2005 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 8, 2005).
10.10	Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.10(a)	Commencement Agreement, dated May 21, 2002, in connection with Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.10(b)	First Lease Amendment, dated December 4, 2002, to Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.11	Lease dated April 5, 2005 between Wyomissing Professional Center, Inc. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on April 8, 2005).
10.12	Letter Agreement for the Construction of Certain Improvements, dated April 5, 2005, in connection with the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K, filed on April 8, 2005).
10.13	Lease dated August 22, 2003 between The Corporate Campus at Spring Ridge 1250, L.P. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.14	Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO. (Incorporated by reference to exhibit 10.66 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000).
10.14(a)	Addendum No. 1, dated December 27, 2004, to Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO. (Incorporated by reference to Exhibit 10.15(a) of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).

10.14(b)	Addendum No. 2, dated February 18, 2005, to Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO. (Incorporated by reference to Exhibit 10.15(b) of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.14(c)	Addendum No. 3, dated March 21, 2005, to Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO. (Incorporated by reference to Exhibit 10.15(c) of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.14(d)	Addendum No. 4, dated April 27, 2005, to Agreement dated January 1, 2001 by and between PNGI Charles Town Gaming Limited Liability Company, or its successors, and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO. (Incorporated by reference to exhibit 10.1 of the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005).
10.15	Agreement dated December 21, 2004 between PNGI Charles Town Gaming, LLC and Charles Town H.B.P.A., Inc. (Incorporated by reference to Exhibit 10.18 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.16	Credit Agreement, dated October 3, 2005 by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, filed October 4, 2005).
10.17	Ground Lease dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant. (Incorporated by reference to Exhibit 10.4 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.18	Letter Agreement dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant (relating to Ground Lease). (Incorporated by reference to Exhibit 10.5 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.19	Assignment of Lease and Assumption Agreement dated as of May 31, 1994 between SRCT and STP (relating to Ground Lease). (Incorporated by reference to Exhibit 10.7 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.20#	Penn National Gaming, Inc. Nonqualified Stock Option granted to Peter M. Carlino, dated February 6, 2003. (Incorporated by reference to Exhibit 26 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.21	Ground Lease, dated October 19, 1993, between Raphael Skrmetta as Landlord and Mississippi — I Gaming, L.P. as Tenant. (Incorporated by reference to Exhibit 10.33 of Pinnacle Entertainment, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 1997, File #000-10619).

10.21(a)	First Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi — I Gaming, L.P. (Incorporated by reference to Exhibit 10.34 of Pinnacle Entertainment, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 1997, File #000-10619).
10.21(b)	Second Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi — I Gaming, L.P. (Incorporated by reference to Exhibit 10.35 of Pinnacle Entertainment, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 1997, File #000-10619).
10.22	Penn-Argosy Merger Approval Agreement between the Illinois Gaming Board and Penn National Gaming, Inc., effective September 29, 2005. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.22(a)*	Resolutions of the Illinois Gaming Board, dated March 6, 2005, modifying the Penn-Argosy Merger Approval Agreement between the Illinois Gaming Board and Penn National Gaming, Inc., effective September 29, 2005.
10.23	Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company, L.P. dated as of April 13, 1994, as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P., dated as of December 28, 1995 (Incorporated by reference to Argosy Gaming Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 (File #00-21122)).
10.23(a)*	Second Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated August 20, 1996.
10.23(b)	Third Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004 (Incorporated by reference to Exhibit 10.2 of Argosy Gaming Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11853)).
10.24#	Non-Employee Director Compensation Policy. (Incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on June 6, 2005).
10.25#*	Compensatory Arrangements with Certain Executive Officers.
14.1	Penn National Gaming, Inc. Code of Business Conduct. (Incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of BDO Seidman, LLP.
24.1*	Power of attorney (included on the signature page to this Form 10-K report).
31.1*	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Regulation.

#
Compensation plans and arrangements for executives and others.

*
Filed herewith.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net revenues, year ended December 31, 2005 (in thousands)
Net revenues, year ended December 31, 2004 (in thousands)
Operating Expenses, year ended December 31, 2005 (in thousands)
Operating Expenses, year ended December 31, 2004 (in thousands)
Net revenues, year ended December 31, 2004 (in thousands)
Net revenues, year ended December 31, 2003 (in thousands)
Operating Expenses, year ended December 31, 2004 (in thousands)
Operating Expenses, year ended December 31, 2003 (in thousands)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Penn National Gaming, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share and per share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Income (in thousands, except per share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders' Equity (in thousands, except share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)
Penn National Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements
HWCC-Louisiana, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands)
HWCC-Louisiana, Inc. and Subsidiaries Consolidated Statements of Operations (in thousands)
The Downs Racing, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands)
The Downs Racing, Inc. and Subsidiaries Consolidated Statements of Operations (in thousands)
Argosy Casino Baton Rouge Consolidated Statements of Operations (in thousands)
PART III
PART IV
SIGNATURES
EXHIBIT INDEX