Form 10-Q
period 2006-03-31
PENN NATIONAL GAMING INC
filed 2006-05-10
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

610-373-2400
(Registrant’s telephone number including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒                                                             Accelerated filer ☐                                          Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of May 3, 2006
Common Stock, par value $.01 per share	84,761,924 (includes 440,000 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from expectations. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from the Company’s expectations. Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the opportunity to assess more fully the hurricane damage incurred at two of our properties and the ability of the Company to recover under its insurance policies for that damage; the passage of state, federal or local legislation that would expand, restrict, further tax or prevent gaming operations in the jurisdictions in which we do business; the activities of our competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; successful completion of capital projects at our gaming and pari-mutuel facilities; our ability to integrate and recognize the benefits of integrating Argosy Gaming Company; the existence of attractive acquisition candidates, the costs and risks involved in the pursuit of those acquisitions and our ability to integrate those acquisitions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses (including without limitation the issuance of a final operator’s license in Pennsylvania); delays in the process of finalizing gaming regulations and the establishment of related governmental infrastructure in Pennsylvania; the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; our dependence on key personnel; the impact of terrorism and other international hostilities; the availability and cost of financing; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$138,120	$132,620
Receivables, net of allowance for doubtful accounts of $3,320 and $2,994 at March 31, 2006 and December 31, 2005, respectively	46,263	47,632
Insurance receivable	35,518	51,160
Prepaid expenses and other current assets	37,695	26,780
Deferred income taxes	48,369	48,150
Total current assets	305,965	306,342
Property and equipment, net	1,103,697	1,059,892
Other assets
Investment in and advances to unconsolidated affiliate	17,597	17,184
Goodwill	1,828,069	1,848,661
Other intangible assets	742,044	743,521
Deferred financing costs, net of accumulated amortization of $8,006 and $7,349 at March 31, 2006 and December 31, 2005, respectively	65,789	70,960
Other assets	87,368	92,861
Restricted assets held for sale	50,983	50,983
Total other assets	2,791,850	2,824,170
Total assets	$4,201,512	$4,190,404
Current liabilities
Current maturities of long-term debt	$18,433	$18,567
Accounts payable	22,286	32,321
Accrued expenses	64,012	125,291
Accrued interest	27,315	33,293
Accrued salaries and wages	42,481	46,917
Gaming, pari-mutuel, property, and other taxes	61,591	44,792
Income taxes payable	39,998	18,284
Other current liabilities	42,957	21,844
Total current liabilities	319,073	341,309
Long-term liabilities
Long-term debt, net of current maturities	2,727,397	2,767,662
Deferred income taxes	261,540	259,708
Liabilities held for sale	275,111	275,182
Total long-term liabilities	3,264,048	3,302,552
Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, none issued and outstanding at March 31, 2006 and December 31, 2005)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 86,444,724 shares at March 31, 2006, and 85,064,886 shares at December 31, 2005, issued)	864	850
Treasury stock (1,698,800 shares issued and outstanding at March 31, 2006 and December 31, 2005)	(2,379)	(2,379)
Additional paid-in capital	228,140	206,763
Retained earnings	382,452	340,469
Accumulated other comprehensive income	9,314	840
Total shareholders’ equity	618,391	546,543
Total liabilities and shareholders’ equity	$4,201,512	$4,190,404

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	For the Three Months
	Ended March 31,
	2006	2005

Revenues
Gaming	$524,891	$253,051
Racing	13,567	11,793
Management service fee	4,387	4,067
Food, beverage and other	52,568	37,280
Gross revenues	595,413	306,191
Less promotional allowances	(26,170)	(16,885)
Net revenues	569,243	289,306
Operating expenses
Gaming	277,185	138,609
Racing	10,071	8,842
Food, beverage and other	48,357	23,848
General and administrative	75,011	46,213
Depreciation and amortization	29,718	15,495
Total operating expenses	440,342	233,007
Income from continuing operations	128,901	56,299

Other income (expenses)
Interest expense	(48,429)	(16,503)
Interest income	903	1,293
Earnings from joint venture	413	343
Other	(110)	(21)
Loss on early extinguishment of debt	(10,022)	(15,805)
Total other expenses	(57,245)	(30,693)

Income from continuing operations before income taxes	71,656	25,606
Taxes on income	29,673	9,352
Net income from continuing operations	41,983	16,254

Loss from discontinued operations	—	(452)
Net income	$41,983	$15,802

Earnings (loss) per share-Basic
Income from continuing operations	$0.50	$0.20
Discontinued operations, net of tax	—	(0.01)
Basic earnings per share	$0.50	$0.19

Earnings per share-Diluted
Income from continuing operations	$0.49	$0.19
Discontinued operations, net of tax	—	—
Diluted earnings per share	$0.49	$0.19

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	(Loss) Income	Equity	Income
Balance, December 31, 2005	85,064,886	$850	$(2,379)	$206,763	$340,469	$840	$546,543
Exercise of stock options including tax benefit of $7,589	939,838	10	—	20,914	—	—	20,924	—
Restricted stock activity	440,000	4	—	463	—	—	467	—
Change in fair value of interest rate swap contracts, net of income taxes of $4,667	—	—	—	—	—	8,473	8,473	8,473
Foreign currency translation adjustment	—	—	—	—	—	1	1	1
Net income	—	—	—	—	41,983	—	41,983	41,983
Balance, March 31, 2006	86,444,724	$864	$(2,379)	$228,140	$382,452	$9,314	$618,391	$50,457

Balance, December 31, 2004	83,131,940	$831	$(2,379)	$178,459	$219,539	$1,642	$398,092
Exercise of stock options including tax benefit of $11,387	1,248,946	13	—	16,891	—	—	16,904	—
Restricted stock activity	—	—	—	119	—	—	119	—
Change in fair value of interest rate swap contracts, net of income taxes of $134	—	—	—	—	—	249	249	249
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $29	—	—	—	—	—	(54)	(54)	—
Foreign currency translation adjustment	—	—	—	—	—	(16)	(16)	(16)
Net income	—	—	—	—	15,802	—	15,802	15,802
Balance, March 31, 2005	84,380,886	$844	$(2,379)	$195,469	$235,341	$1,821	$431,096	$16,035

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Three Months Ended
	March 31,
	2006	2005
		Revised - see Note 2
Operating activities
Net income from operations	$41,983	$15,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,718	15,495
Amortization of deferred financing costs charged to interest expense	2,928	997
Amortization of the unrealized gain on interest rate swap contracts charged to interest expense, net of income tax benefit	—	(54)
Loss on sale of fixed assets	872	37
Earnings from joint venture	(413)	(343)
Loss relating to early extinguishment of debt	2,255	4,679
Deferred income taxes	1,613	(98,495)
Charge for stock compensation	4,911	119
Tax benefit from stock options exercised	—	11,387
Decrease (increase), net of businesses acquired
Accounts receivable	1,369	4,810
Insurance receivable	16,996	—
Prepaid expenses and other current assets	(10,915)	(6,820)
Prepaid income taxes	—	5,703
Other assets	5,493	(546)
(Decrease) increase, net of businesses acquired
Accounts payable	(10,035)	1,946
Accrued expenses	(60,612)	(5,411)
Accrued interest	2,495	(6,496)
Accrued salaries and wages	(4,436)	(5,853)
Gaming, pari-mutuel, property and other taxes	16,799	4,787
Income taxes payable	21,714	105,625
Other current liabilities	21,113	(11,316)
Operating cash flows from discontinued operations	(71)	(13,713)
Net cash provided by operating activities	83,777	22,340
Investing activities
Expenditures for property and equipment	(54,393)	(15,313)
Proceeds from sale of property and equipment	165	160
Proceeds from sale of business	—	274,523
Acquisition of businesses, net of cash acquired	—	(350)
Investing cash flows from discontinued operations	—	(157)
Net cash (used in) provided by investing activities	(54,228)	258,863
Financing activities
Proceeds from exercise of options	8,772	5,516
Proceeds from issuance of long-term debt	136,440	250,000
Principal payments on long-term debt	(176,839)	(310,942)
Increase in deferred financing cost	(12)	(5,918)
Tax benefit from stock options exercised	7,589	—
Net cash used in financing activities	(24,050)	(61,344)
Effect of exchange rate fluctuations on cash	1	(16)
Net increase in cash and cash equivalents	5,500	219,843
Cash and cash equivalents at beginning of period	132,620	87,620
Cash and cash equivalents at end of period	$138,120	$307,463

Supplemental disclosure
Interest expense paid	$52,596	$22,862
Income taxes paid	$3,052	$75

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005 should be read in conjunction with these consolidated financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2.                                      Summary of Significant Accounting Policies

Revenue Recognition and Promotional Allowances

Gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Food, beverage and other revenue is recognized as services are performed.

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s products)” (“EITF 01-9”). The consensus in EITF 01-9 requires that sales incentives and points earned in point-loyalty programs be recorded as a reduction of revenue. The Company recognizes incentives related to gaming play and points earned in point-loyalty programs as a direct reduction of gaming revenue.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in gaming expenses. The amounts included in promotional allowances for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)

Rooms	$2,776	$1,804
Food and beverage	19,699	12,202
Other	3,695	2,879
Total promotional allowances	$26,170	$16,885

The estimated cost of providing such complimentary services for the three months ended March 31, 2006 and 2005 that is included in gaming expenses was as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)

Rooms	$1,141	$1,110
Food and beverage	13,941	8,158
Other	2,796	760
Total cost of complimentary services	$17,878	$10,028

Racing revenue includes the Company’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and the Company’s share of wagering from import and export simulcasting, as well as its share of wagering from its off-track wagering facilities (“OTWs”).

Revenue from the management service contract for Casino Rama is based upon contracted terms and is recognized when services are performed.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities, such as stock options.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share. Options to purchase 4,168,764 shares of common stock were outstanding for the three months ended March 31, 2006, but were not included in the computation of diluted earnings per share because they are antidilutive. For the three months ended March 31, 2005, all outstanding stock options were included in the computation of diluted earnings per share.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)

Determination of shares:
Weighted-average common shares outstanding	83,646	82,198
Assumed conversion of dilutive stock options	2,398	3,192
Diluted weighted-average common shares outstanding	86,044	85,390

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

The Company elected the modified prospective application method for adoption, which results in the recognition of compensation expense using the provisions of SFAS 123(R) for all share-based awards granted or modified after December 31, 2005, and the recognition of compensation expense using the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), with the exception of the method of recognizing forfeitures, for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, the Company will continue to provide pro forma financial information for prior periods to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS 123.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transaction Involving Stock Compensation”. Under the intrinsic-value method, because the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized. However, there were situations that could have occurred, such as the accelerated vesting of options or the issuance of restricted stock, that required a current charge to income.

The most significant difference between the fair value approaches prescribed by SFAS 123 and SFAS 123(R) and the intrinsic-value method prescribed by APB 25 related to the recognition of compensation expense for stock option awards based on their grant-date fair value. Under SFAS 123, the Company estimated the fair value of stock option grants using the Black-Scholes option-pricing model. The following table reflects the pro forma impact on net income and earnings per share for the three months ended March 31, 2005 of accounting for the Company’s stock-based compensation using the fair value provisions of SFAS 123, as amended by SFAS 148. The effects of applying SFAS 123 and SFAS 148 in the pro forma disclosure below are not indicative of future amounts. Additional awards in future years are anticipated.

Three Months Ended
March 31,
2005
(in thousands)

Net income, as reported	$15,802
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	76
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,407)
Pro forma net income	$13,471

Earnings per share:
Basic-as reported	$0.19
Basic-pro forma	0.16

Diluted-as reported	0.19
Diluted-pro forma	0.16

Prior to the adoption of SFAS 123(R), the Company included all tax benefits associated with stock-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess tax benefits) to be classified as financing cash flows. The Company included $7.6 million of excess tax benefits in the Company’s cash flows from financing activities for the three months ended March 31, 2006 that would have been classified as operating cash flows had the Company not adopted SFAS 123(R).

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 4.52 years, in order to match the expected life of the options up to the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994, and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The impact of forfeitures is not material. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
Risk-free interest rate	4.34%	3.40%
Expected volatility	46.98%	40.00%
Dividend yield	—	—
Weighted-average expected life (years)	4.52	5.29

Statements of Cash Flows

Beginning with the year ended December 31, 2005, the Company changed the presentation of its cash flows to separately disclose the operating, investing and financing portions of cash flows attributable to the Company’s discontinued operations. The Company had previously reported these amounts on a combined basis. This change was in response to public statements by the Securities and Exchange Commission Staff concerning the classification of discontinued operations within the statements of cash flows. For the three months ended March 31, 2006 and 2005, cash flows relating to discontinued operations have been separately disclosed within operating and investing activities. For the three months ended March 31, 2006 and 2005, there were no cash flows relating to discontinued operations that were financing activities.

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

The Company is also dependent upon a stable gaming and admission tax structure in the states in which it operates. Any change in the tax structure could have a material adverse affect on future results of operations.

3.                                      Acquisitions

Argosy Gaming Company

On October 3, 2005, the Company acquired 100% of the stock of Argosy Gaming Company (“Argosy”). The acquisition, which was accretive to the Company’s results of operations, reflects the continuing efforts of the Company to diversify by reducing its dependency on individual properties and legislative jurisdictions. The transaction was accounted for as a purchase transaction, in accordance with SFAS No. 141, “Business Combinations”. As a result, the net assets of Argosy were recorded at their fair value, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill.

In order to assist the Company in assigning values of assets acquired and liabilities assumed in this transaction, the Company obtained a third-party valuation of significant identifiable intangible assets acquired as well as other assets acquired. In addition, the Company recorded an estimate for the deferred tax liability arising from the acquisition due to the difference between the fair value and the tax basis of the net assets acquired. This deferred tax liability estimate of approximately $226 million increased the estimated amount of goodwill recorded in the acquisition. As the deferred tax liability is an estimate, it is subject to change as the Company finalizes certain valuations and tax analyses. Changes to this estimate, if any, will also affect goodwill and will not have a material impact on the Company’s consolidated statements of income.

The pro forma consolidated results of operations for the three months ended March 31, 2005, as if the acquisition of Argosy had occurred on January 1, 2005, is as follows (in thousands, except per share data):

Three Months Ended
March 31, 2005
Pro Forma
Net revenues	$546,329
Income from continuing operations	103,551
Net income from continuing operations	24,915
Basic earnings per share	0.30
Diluted earnings per share	0.29

“Note 5: Acquisitions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 provides further detail regarding the Argosy acquisition.

4.                                      Hurricane Katrina

As a result of Hurricane Katrina’s direct hit on the Mississippi Gulf Coast on August 29, 2005, two of the Company’s casinos, Casino Magic—Bay St. Louis and Boomtown Biloxi, were significantly damaged, many employees were displaced and operations ceased at the two properties.

The Company has significant levels of insurance in place to cover the losses resulting from Hurricane Katrina including an all risk insurance policy covering “named windstorm” damage, flood damage, debris removal, preservation of property expense, demolition and increased cost of construction expense, losses resulting from business interruption and extra expenses as defined in the policy. The comprehensive business interruption and property damage insurance policies have an overall limit of $400 million and are subject to property damage deductibles for Casino Magic—Bay St Louis and Boomtown Biloxi of approximately $6.0 million and $3.5 million, respectively. The business interruption insurance component of this policy is subject to a five-day deductible.

The Company recognized a pre-tax charge of $21.1 million ($13.7 million after-tax) associated with the expenses incurred from Hurricane Katrina during the twelve months ended December 31, 2005. The costs included property insurance and business interruption policy deductible expense, compensation being paid to employees through November 30, 2005 that exceeded the ordinary payroll limits under the business interruption policy, the purchase of replacement flood insurance for coverage during the remaining insurance policy term, contributions to the Penn National Gaming Foundation for the Hurricane Katrina relief project and costs for insurance claim consultants. The charge does not reflect any loss resulting from the damage to the land-based facilities and casino barges at Casino Magic—Bay St. Louis and Boomtown Biloxi, as this amount is not yet known. However, the Company believes that insurance proceeds will be sufficient to fund replacement costs.

The $35.5 million and $51.2 million insurance receivable recorded at March 31, 2006 and December 31, 2005, respectively, was limited to the net historical book value of assets believed to be damaged, destroyed or abandoned, fixed business expenses and out-of-pocket costs for certain additional expenses incurred during the period as a direct result of the hurricane. During the three months ended March 31, 2006, the Company received $25.4 million from its insurance carriers relating to Hurricane Katrina. Through December 31, 2005, the Company received $27.3 million from its insurance carriers relating to Hurricane Katrina.

5.                                      Property and Equipment

Property and equipment, net, consists of the following (in thousands):

	March 31,	December 31,
	2006	2005

Land and improvements	$163,262	$155,735
Building and improvements	722,556	699,584
Furniture, fixtures, and equipment	328,263	314,741
Transportation equipment	1,622	1,401
Leasehold improvements	14,556	13,175
Construction in progress	107,613	82,971
Total property and equipment	1,337,872	1,267,607
Less accumulated depreciation and amortization	(234,175)	(207,715)
Property and equipment, net	$1,103,697	$1,059,892

Depreciation and amortization expense, for property and equipment, totaled $28.1 million and $14.9 million for the three months ended March 31, 2006 and 2005, respectively. Interest capitalized in connection with major construction projects was $1.3 million and $1.5 million at March 31, 2006 and December 31, 2005, respectively.

6.                                      Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets had a gross carrying value of $2.6 billion at March 31, 2006 and December 31, 2005, and accumulated amortization of $14.4 million and $12.8 million at March 31, 2006 and December 31, 2005, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,			December 31,
	2006			2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated	Net Book
	Value	Amortization	Net Book Value	Value	Amortization	Value
Goodwill	$1,828,069	$—	$1,828,069	$1,848,661	$—	$1,848,661
Gaming license and trademarks	711,360	—	711,360	711,174	—	711,174
Other intangible assets	45,126	14,442	30,684	45,126	12,779	32,347
Total	$2,584,555	$14,442	$2,570,113	$2,604,961	$12,779	$2,592,182

During the three months ended March 31, 2006, goodwill decreased by $20.6 million due to the finalization of certain fixed asset and other valuations associated with the Argosy acquisition.

The Company’s intangible asset amortization expense was $1.6 million and $.6 million for the three months ended March 31, 2006 and 2005, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at March 31, 2006 (in thousands):

2006 (9 months)	$4,992
2007	6,655
2008	6,488
2009	5,988
2010	5,119
Thereafter	1,442
Total	$30,684

7.                                      Long-term Debt

Long-term debt, net of current maturities, is as follows (in thousands):

	March 31,	December 31,
	2006	2005

Senior secured credit facility.	$2,283,750	$2,148,875
$175 million 8 7/8 % senior subordinated notes	—	175,000
$200 million 6 7/8 % senior subordinated notes	200,000	200,000
$250 million 6 3/4 % senior subordinated notes	250,000	250,000
$200 million 9% senior subordinated notes	10	10
$350 million 7% senior subordinated notes	153	153
Capital leases	11,917	12,191
	2,745,830	2,786,229
Less current maturities of long-term debt	(18,433)	(18,567)
	$2,727,397	$2,767,662

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2006 (in thousands):

Within one year	$18,433
1-3 years	143,033
3-5 years	523,334
Over 5 years	2,061,030
Total minimum payments	$2,745,830

At March 31, 2006 and December 31, 2005, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $73.1 million and $72.5 million, respectively.

Senior Secured Credit Facility

On October 3, 2005, the Company entered into a $2.725 billion senior secured credit facility to fund the Company’s acquisition of Argosy, including payment for all of Argosy’s outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries, the payment of related transaction costs, and to provide additional working capital. The 2005 credit facility also allows the Company to raise an additional $300 million in senior secured credit for project development and property expansion, as well as to satisfy, if necessary, the post-closing termination rights related to the Company’s pending sale of The Downs Racing Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (“MTGA”), which arise only in the event of certain materially adverse legislative or regulatory events.

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

In accordance with the terms of its $2.725 billion senior secured credit facility, the Company was required to enter into interest rate swap agreements in amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the credit facility. On October 27, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. Under these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate on March 31, 2006 was 4.6398%.

Redemption of 8 7/8 % Senior Subordinated Notes

In February 2006, the Company called for the redemption of these senior subordinated notes. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest and was made on March 15, 2006. The Company funded the redemption of the notes from available cash and borrowings under its revolving credit facility.

6 7/8% Senior Subordinated Notes

On December 4, 2003, the Company completed an offering of $200 million of 6 7/8% senior subordinated notes that mature on December 1, 2011. Interest on the notes is payable on June 1 and December 1 of each year, beginning June 1, 2004. The Company used the net proceeds from the offering, totaling approximately $196.6 million after deducting underwriting discounts and related expenses, to repay term loan indebtedness under its previous senior secured credit facility.

The Company may redeem all or part of the notes on or after December 1, 2007 at certain specified redemption prices. Prior to December 1, 2006, the Company may redeem up to 35% of the notes from proceeds of certain sales of its equity securities. The notes are also subject to redemption requirements imposed by state and local gaming laws and regulations.

The 6 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s current and future wholly-owned domestic subsidiaries. The 6 7/8% notes rank equally with the Company’s future senior subordinated debt and junior to its senior debt, including debt under the Company’s senior secured credit facility. In addition, the 6 7/8% notes will be effectively junior to any indebtedness of Penn’s non-U.S. Unrestricted Subsidiaries.

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

Covenants

The Company’s senior secured credit facility, $200 million 6 7/8%, and $250 million 6 3/4% senior subordinated notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility, $200 million 6 7/8% and $250 million 6 3/4% senior subordinated notes restrict, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities. At March 31, 2006, the Company was in compliance with all required financial covenants.

8.                                      Commitments and Contingencies

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

In November 2005, Capital Seven, LLC and Shawn A. Scott (“Capital Seven”), the sellers of Bangor Historic Track (“BHT”), filed a demand for arbitration with the American Arbitration Association seeking $30 million plus interest and other damages. Capital Seven alleges a breach of contract by the Company based on the Company’s payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price the sellers claim is due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on the Company’s operations, and currently are disputing the effective tax rate. The dispute is currently in its initial stages. The Company filed a Counter-Statement and Answer on December 15, 2005 and the parties are in the process of choosing arbitrators.

In conjunction with the Company’s merger with Argosy, the Company became responsible for litigation initiated over eight years ago related to the Baton Rouge property formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz, the Former Jazz Shareholders, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, seeks to prove that the gaming license was invalidly issued and seeks to recover lost gaming revenues that the plaintiff contends it could have earned if the gaming license had been properly issued to the plaintiff. In June 2003, the Louisiana trial court dismissed this lawsuit. The trial court’s decision was affirmed by the First Circuit Court of Appeals, but subsequently reversed by the Louisiana Supreme Court on March 24, 2005, which remanded the case back to the trial court for further proceedings. The Company plans to file further dispositive motions.

The Company has the right to seek indemnification from the former Jazz shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights. One of the three former Jazz shareholders has filed for bankruptcy in Reno, Nevada, and the Company is currently involved in litigation in the bankruptcy court with certain creditors who dispute the Company’s legal right to recoup certain indebtedness and obligations owed it against the deferred payments otherwise payable to the former Jazz shareholders, including Argosy’s right to indemnity for legal fees and any possible adverse judgment rendered in connection with the Capitol House litigation.

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $5.9 million for the three months ended March 31, 2006.

The leases for land consist of annual base lease rent payments, plus a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases.

The Company has an operating lease with the City of Bangor for a permanent facility which the Company plans to open in the second quarter of 2008, at a budgeted cost of $71.0 million. This permanent facility is subject to a percentage rent: 3% of the first $50 million of gross slot revenue, 4% of the next $20 million, 5% of the next $30 million and 6% thereafter. The lease is for an initial term of ten years with four ten-year renewal options. The initial term begins with the opening of the permanent facility. An agreement with the City of Bangor calls for a two-year rent moratorium for 2006 and 2007.

The future minimum lease commitments relating to noncancelable operating leases at March 31, 2006 are as follows (in thousands):

Within one year	$17,252
1-3 Years	26,170
3-5 Years	21,030
Over 5 years	206,777
Total	$271,229

Capital Expenditure Commitments

At March 31, 2006, the Company is contractually committed to spend approximately $38.0 million in capital expenditures for projects in progress.

9. Shareholders’ Equity

Shareholder Rights Plan

On May 20, 1998, the Board of Directors of the Company authorized and declared a dividend distribution of one Preferred Stock purchase right (the “Right” or “Rights”) for each outstanding share of the Company’s common stock, par value $.01 per share (the “Common Shares”), payable to shareholders of record at the close of business on March 19, 1999. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a “Preferred Stock Fraction”), or a combination of securities and assets of equivalent value, at a purchase price of $10.00 per Preferred Stock Fraction, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) dated March 2, 1999 between the Company and Continental Stock Transfer and Trust Company as Rights Agent. All terms not otherwise defined herein are used as defined in the Rights Agreement.

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

10.                               Stock-Based Compensation

In April 1994, the Company’s Board of Directors and shareholders adopted and approved the 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan permitted the grant of options to purchase up to 12,000,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The 1994 Plan provided for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The 1994 Plan terminated in April 2004.

On April 16, 2003, the Company’s Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”). On May 22, 2003, the Company’s shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permits the grant of options to purchase Common Stock and other market-based and performance-based awards. Up to 12,000,000 shares of Common Stock are available for awards under the 2003 Plan. The 2003 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options. Unless this plan is extended, no awards shall be granted or exchanges effected under this plan after May 31, 2013. At March 31, 2006, there were 4,473,000 options available for future grants under the 2003 Plan.

Stock options that expire between February 8, 2007 and January 12, 2016 have been granted to officers, directors and employees to purchase Common Stock at prices ranging from $2.03 to $37.95 per share. All options were granted at market prices at date of grant.

The following table contains information on stock options for the three months ended March 31, 2006:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Option	Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2005	7,733,814	$17.09
Granted	1,416,500	33.10
Exercised	(939,838)	9.33
Canceled	—	—
Outstanding at March 31, 2006	8,210,476	$20.74	5.55	$176,004

Included in the above are common stock options in the amount of 95,000 that were issued in 2003 to the Company’s Chairman outside of the 1994 Plan and the 2003 Plan. These options were issued at $7.95 per share, and are exercisable through February 6, 2013. In addition, the Company issued 160,000 restricted stock awards in 2004, which fully vest in May 2009, and issued 280,000 restricted stock awards in 2006, which fully vest by 2011. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 were $14.64 and $12.05, respectively.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $26.9 million and $35.0 million, respectively.

At March 31, 2006, there were 2,817,601 shares that were exercisable, with a weighted-average exercise price of $13.38, a weighted-average remaining contractual term of 4.30 years, and an aggregate intrinsic value of $81.1 million.

The following table summarizes information about stock options outstanding at March 31, 2006:

	Exercise Price Range			Total
	$2.03 to	$12.33 to	$30.18 to	$2.03 to
	$12.15	$29.22	$37.95	$37.95
Outstanding options
Number outstanding	3,638,176	2,933,300	1,639,000	8,210,476
Weighted-average remaining contractual life (years)	4.18	6.28	7.27	5.55
Weighted-average exercise price	$9.55	$27.73	$33.08	$20.74
Exercisable options
Number outstanding	2,127,801	682,300	7,500	2,817,601
Weighted-average exercise price	$8.70	$27.78	$30.28	$13.38

Compensation costs related to stock-based compensation for the three months ended March 31, 2006 totaled $4.9 million, and are included in the consolidated statements of income under general and administrative expenses. The net impact to earnings was $3.5 million ($.04 per share).

At March 31, 2006, the total compensation cost related to nonvested awards not yet recognized equaled $59.3 million, including $49.8 million for stock options and $9.5 million for restricted stock. This cost is expected to be recognized over the remaining vesting periods, which will not exceed four years.

11.                               Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company views each property as an operating segment. Historically, the Company aggregated its gaming properties that were economically similar, offered similar types of products and services, catered to the same types of customers and were similarly regulated into a reportable segment called gaming, and aggregated its racing properties that were economically similar, offered similar products and services, catered to the similar types of customers and were similarly regulated into a reportable segment called racing.

Beginning in the first quarter of 2006, the Company modified its segment reporting from two reportable segments to one reportable segment, as the Company believes that its gaming and racing properties can now be aggregated together in accordance with SFAS 131, due to ongoing changes at its racing properties, including the upcoming introduction of slot machines at Penn National Race Course.

“Note 15: Segment Information” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, provides further detail regarding the Company’s historical segment reporting.

12.                               Subsidiary Guarantors

Under the terms of the $2.725 billion senior secured credit facility, all of the Company’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets of $10.3 million (less than .3% of total assets at March 31, 2006). Each of the subsidiary guarantors are 100% owned by Penn. In addition, the guarantees provided by the Company’s subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several, and Penn has no significant independent assets and no independent operations at, and for the three months ended, March 31, 2006. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three months ended, March 31, 2006, as Penn had no significant independent assets and no independent operations at, and for the three months ended, March 31, 2006, the guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are considered minor.

Under the terms of the $200 million 6 7/8% senior subordinated notes, most of the Company’s subsidiaries are guarantors. Each of the subsidiary guarantors are 100% owned by Penn. In addition, the guarantees provided by the Company’s subsidiaries under the terms of the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three months ended, March 31, 2006. There are no significant restrictions within the $200 million 6 7/8% senior subordinated notes on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

Summarized financial information at, and for the three months ended, March 31, 2006 and 2005 for Penn, the subsidiary guarantors of the 6 7/8% senior subordinated notes and subsidiary non-guarantors is presented below. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

		Subsidiary	Subsidiary
	Penn	Guarantors	Non-Guarantors	Eliminations	Consolidated
At March 31, 2006
Condensed Consolidating Balance Sheet (in thousands)
Current assets	$4,243	$277,541	$11,997	$12,217	$305,998
Property and equipment, net	77,991	1,060,089	—	—	1,138,080
Other assets	3,074,522	3,112,255	(4,876)	(3,424,467)	2,757,434
Total	$3,156,756	$4,449,885	$7,121	$(3,412,250)	$4,201,512
Current liabilities	$19,767	$295,250	$3,443	$613	$319,073
Long-term liabilities	2,720,328	3,731,449	—	(3,187,729)	3,264,048
Shareholders’ equity	416,661	423,186	3,678	(225,134)	618,391
Total	$3,156,756	$4,449,885	$7,121	$(3,412,250)	$4,201,512
Three months ended March 31, 2006
Condensed Consolidating Statement of Income (in thousands)
Net revenues	$—	$564,936	$4,387	$(80)	$569,243
Total operating expenses	15,463	420,739	4,220	(80)	440,342
(Loss) income from operations	(15,463)	144,197	167	—	128,901
Other expenses	(6,613)	(50,579)	(53)	—	(57,245)
(Loss) income before income taxes	(22,076)	93,618	114	—	71,656
Taxes on income	(17,843)	47,409	107	—	29,673
Net (loss) income	$(4,233)	$46,209	$7	$—	$41,983
Three months ended March 31, 2006
Condensed Consolidating Statement of Cash Flows (in thousands)
Net cash provided by (used in) operating activities	$97,695	$(14,007)	$89	$—	$83,777
Net cash (used in) provided by investing activities	(63,538)	9,310	—	—	(54,228)
Net cash used in financing activities	(23,776)	(274)	—	—	(24,050)
Effect of exchange rate fluctuations on cash	—	73	(72)	—	1
Net increase (decrease) in cash and cash equivalents	10,381	(4,898)	17	—	5,500
Cash and cash equivalents at beginning of period	(1,841)	133,862	599	—	132,620
Cash and cash equivalents at end of period	$8,540	$128,964	$616	$—	$138,120

At December 31, 2005
Condensed Consolidating Balance Sheet (in thousands)
Current assets	$3,125	$273,840	$17,622	$11,788	$306,375
Property and equipment, net	14,739	1,079,537	—	—	1,094,276
Other assets	3,171,884	3,145,822	(4,575)	(3,523,378)	2,789,753
Total	$3,189,748	$4,499,199	$13,047	$(3,511,590)	$4,190,404
Current liabilities	$61,537	$270,307	$9,376	$89	$341,309
Long-term liabilities	2,757,359	3,831,787	—	(3,286,594)	3,302,552
Shareholders’ equity	370,852	397,105	3,671	(225,085)	546,543
Total	$3,189,748	$4,499,199	$13,047	$(3,511,590)	$4,190,404
Three months ended March 31, 2005
Condensed Consolidating Statement of Income (in thousands)
Net revenues	$—	$287,180	$36,954	$(108)	$324,026
Total operating expenses	7,461	223,599	35,463	(108)	266,415
(Loss) income from operations	(7,461)	63,581	1,491	—	57,611
Other income (expenses)	3,344	(34,025)	(2,012)	(10)	(32,703)
(Loss) income before income taxes	(4,117)	29,556	(521)	(10)	24,908
Taxes on income	13,679	(4,615)	42	—	9,106
Net (loss) income	$(17,796)	$34,171	$(563)	$(10)	$15,802
Three months ended March 31, 2005
Condensed Consolidating Statement of Cash Flows (in thousands)
Net cash provided by operating activities	$14,332	$5,946	$2,062	$—	$22,340
Net cash provided by (used in) investing activities	286,406	(27,386)	(157)	—	258,863
Net cash (used in) provided by financing activities	(72,351)	10,021	986	—	(61,344)
Effect of exchange rate fluctuations on cash	—	3	(19)	—	(16)
Net increase (decrease) in cash and cash equivalents	228,387	(11,416)	2,872	—	219,843
Cash and cash equivalents at beginning of period	3,031	56,296	28,293	—	87,620
Cash and cash equivalents at end of period	$231,418	$44,880	$31,165	$—	$307,463

13.                               Discontinued Operations—Hollywood Casino Shreveport

On August 27, 2004, the Company’s unrestricted subsidiary, Hollywood Casino Shreveport (“HCS”), in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado Resorts LLC (“Eldorado”) providing for acquisition of HCS by certain affiliates of Eldorado. On September 10, 2004, a group of HCS’s creditors, led by Black Diamond Capital Management, LLC, filed with the U.S. Bankruptcy Court, Western District of Louisiana (“U.S. Bankruptcy Court”), located in Shreveport, Louisiana, an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code. On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that had been filed against it, and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code. HCS’s debt was non-recourse to the Company and its other subsidiaries.

On July 6, 2005, the U.S. Bankruptcy Court entered an order confirming a Chapter 11 plan that provided for the acquisition of HCS by certain affiliates of Eldorado and, on July 22, 2005, the acquisition was completed.

The Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of HCS as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Net revenues, income from continuing operations and net loss for HCS for the three months ended March 31, 2005 equaled $32.9 million, $1.4 million and $.4 million, respectively.

14.                               Discontinued Operations—Sale of The Downs Racing, Inc. and Subsidiaries

On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding. Reflecting taxes, post closing adjustments, fees and other expenses, the Company realized net proceeds of approximately $175 million, which, in accordance with the Company’s credit agreement, were used to retire debt or to reinvest in capital expenditures. The Company recorded the net proceeds, after paying down approximately $60 million of the senior credit facility, as restricted cash. The Company applied the remaining balance of the restricted cash, of approximately $97.0 million, to senior debt reduction in April 2005. Under the terms of the agreement, MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and Lehigh Valley (Allentown). The sale agreement also provides the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. Under GAAP, the net book gain on this transaction of approximately $125.9 million (net of $97.7 million of income taxes) will not be recorded until the post-closing termination rights have expired.

At March 31, 2006 and December 31, 2005, the Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS 144.

Summarized financial information at March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005, for The Downs Racing, Inc. and its subsidiaries is as follows:

The Downs Racing, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2006	2005
Assets
Current assets	$33	$33
Property and equipment, net	34,385	34,385
Other assets	16,565	16,565
Total restricted assets for sale	$50,983	$50,983
Liabilities
Current liabilities	$—	$—
Other noncurrent liabilities	—	—
Total restricted liabilities for sale	$—	$—

The Downs Racing, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net revenues	$—	$1,813
Loss from continuing operations	—	(86)
Net loss	—	(38)

15.                               Subsequent Events

On April 6, 2006, the Company entered into $300 million of new interest rate swap agreements, which brought the Company’s swapped portion of LIBOR rate debt to $1.3 billion, with an effective LIBOR rate of 4.90% and a 175 basis point spread. The effective date of the swap agreements was May 8, 2006, and will be for a period of five years.

On May 1, 2006, the Company joined the Learn and Earn Committee’s initiative for the November 2006 Ohio ballot. Under the Learn and Earn Committee’s ballot initiative, each of Ohio’s seven existing racetracks (including Raceway Park, which the Company acquired in October 2005 as part of the Argosy acquisition) and two standalone facilities in Cleveland, Ohio would be authorized to have up to 3,500 slot machines. Gaming proceeds would be used to pay college tuition for high school graduates and to fund local economic development. The Company’s efforts and funding of this referendum will reduce the Company’s earnings on a short-term basis.

On May 4, 2006, the Illinois Legislature passed into law a bill which will subsidize the horse racing industry by mandating a 3% tax on adjusted gross revenues at Illinois casinos with gaming revenues in excess of $200 million. This new law affects the Company’s Empress Casino Hotel and Hollywood Casino Aurora properties. The new law will become final upon the signature of the Illinois governor, and will sunset in two years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and operator of gaming properties, as well as horse racetracks and associated off-track wagering facilities (“OTWs”), which we collectively refer to as our pari-mutuel operations. We now own or operate fourteen gaming properties located in Colorado, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, Ontario and West Virginia that are focused primarily on serving customers within driving distance of the properties. We also own or operate one racetrack and six OTWs in Pennsylvania, one racetrack in each of West Virginia, Maine, and Ohio, and, through a joint venture, own 50% of a racetrack in New Jersey. On October 3, 2005, we acquired Argosy Gaming Company (“Argosy”), which included seven properties, of which one has been divested. We believe that our portfolio of assets provides us with a diversified cash flow from operations.

We have made significant acquisitions in the past few years and expect to continue to pursue additional acquisition and development opportunities in the future. As mentioned above, on October 3, 2005, we completed our largest acquisition to date, acquiring Argosy. On March 3, 2003, we acquired Hollywood Casino Corporation, which significantly increased our revenues and cash flow. On February 12, 2004, we purchased Bangor Historic Track, Inc., in Bangor, Maine. In early November 2005, we opened a temporary gaming facility in Bangor, Maine. On July 5, 2004, Pennsylvania Governor Edward G. Rendell signed into law the Pennsylvania Race Horse Development and Gaming Act. Our plan is to develop a completely new gaming and racing facility at our Penn National Race Course in Grantville, Pennsylvania. Under this plan, we expect to open a new permanent facility with 2,000 slot machines within approximately one year after receiving a license at an estimated cost of $262 million, inclusive of the $50 million gaming license fee, and expand to up to 5,000 machines, based on demand. While we would have preferred to develop the site, as a result of the ownership restrictions on a second slot license in the Pennsylvania gaming law, on October 15, 2004, we announced our agreement to sell The Downs Racing, Inc., its subsidiaries, land and OTWs to the Mohegan Tribal Gaming Authority (“MTGA”). In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding.

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

Beginning in the first quarter of 2006, we modified our segment reporting from two reportable segments to one reportable segment, as we believe that our gaming and racing properties can now be aggregated together in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), due to ongoing changes at our racing properties, including the upcoming introduction of slot machines at Penn National Race Course.

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

Our properties generate significant operating cash flow, since most of our revenue is cash-based from slot machines and pari-mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate operating cash to repay debt, fund capital maintenance expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions.

We have reflected the results of the transactions for the disposition of Hollywood Casino Shreveport (“HCS”) and The Downs Racing, Inc. by classifying their assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).” A gain or loss on The Downs Racing, Inc. has not been recorded or recognized as of March 31, 2006, as the MTGA received certain post-closing termination rights that remain outstanding. See “Discontinued Operations” below for further information about our discontinued operations.

Executive Summary

Factors affecting our results for the three months ended March 31, 2006 included the recent Argosy acquisition, the redemption of $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes and the impact of Hurricane Katrina on our two Gulf Coast properties.

Highlights for the quarter:

•                  Net revenues increased $279.9 million, or 96.8%, for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to the acquisition of Argosy.

•                  Overall profit margin improved to 22.6%, as compared to 19.5% for the same period in 2005.

•                  Net income and earnings per share increased more than 150% for the three months ended March 31, 2006, as compared to the same period in 2005.

•                  On October 3, 2005, we completed our largest acquisition to date, acquiring Argosy. In order to expedite Federal Trade Commission approval for the Argosy acquisition, the Company completed the sale of Argosy Casino Baton Rouge on October 25, 2005. As a condition to the Illinois Gaming Board’s approval of the transaction, we agreed to enter into sale agreements for the Argosy Casino Alton and the Empress Casino Hotel by December 31, 2006. However, on March 6, 2006, the Illinois Gaming Board agreed to allow us to retain the Argosy Casino Alton and granted us an extension to the time limit by which we are required to reach a definitive sale agreement for the Empress Casino Hotel, from December 31, 2006 until June 30, 2008. The results of operations of Argosy have been included in the Company’s consolidated financial statements since the October 1, 2005 acquisition effective date.

•                  On March 15, 2006, we redeemed $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes due March 15, 2010. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest to the scheduled redemption date. We funded the redemption of the notes from available cash and borrowings under our revolving credit facility.

Other Developments:

•                  We continue to build and develop the Charles Town Entertainment Complex. The current expansion of the property includes a 400-seat buffet and construction of a new parking garage, doubling our structured parking to 5,000 spaces, both of which are on schedule for completion in the third quarter of 2006. We will commence, during late 2006, with a 65,000 square foot expansion of the gaming floor, which will enable us to initially add 800 more slot machines, with capacity for an additional 1,000 slot machines thereafter. The expanded gaming floor is expected to be completed in two phases, with the first phase being completed in the first quarter of 2007.

•                  Argosy Casino Riverside is making progress on the 258-room hotel that is expected to open mid-2007.

•                  Argosy Casino Lawrenceburg is moving forward with the construction of a master planned casino development. The development includes a 1,500 space parking garage expected to open in second quarter of 2007, a 250,000 square foot two level barge, and numerous infrastructure upgrades to allow more convenient access to the property both expected to open in the second quarter of 2008. The new barge will allow up to 4,000 positions on a single level with dockside amenities including food and beverage outlets and room for additional expansion on the second level.

•                  We are planning to re-open Boomtown Biloxi in the third quarter of 2006 and Casino Magic—Bay St. Louis in the fall of 2006. Both of these properties have been closed since late August 2005 as a result of extensive damage caused by Hurricane Katrina.

•                  In preparation for the construction of our Hollywood Casino at Penn National integrated racing and gaming facility, we recently closed the aging grandstand and clubhouse at Penn National Race Course, which we plan to raze near the end of the second quarter of 2006. In conjunction with the closing of the grandstand, we opened a new 24,000 square foot temporary facility offering pari-mutuel wagering, food and beverage services, more than 250 television monitors, administrative offices and facilities for jockeys. The Hollywood Casino at Penn National will be a 365,000 square foot facility, and will be sized for 3,000 slot machines, with 2,000 positions planned at opening.

•                  On April 6, 2006, we entered into $300 million of new interest rate swap agreements, which brought our swapped portion of LIBOR rate debt to $1.3 billion, with an effective LIBOR rate of 4.90% and a 175 basis point spread. The effective date of the swap agreements was May 8, 2006, and will be for a period of five years.

•                  On May 1, 2006, we joined the Learn and Earn Committee’s initiative for the November 2006 Ohio ballot. Under the Learn and Earn Committee’s ballot initiative, each of Ohio’s seven existing racetracks (including Raceway Park, which we acquired in October 2005 as part of the Argosy acquisition) and two standalone facilities in Cleveland, Ohio would be authorized to have up to 3,500 slot machines. Gaming proceeds would be used to pay college tuition for high school graduates and to fund local economic development. Our efforts and funding of this referendum will reduce our earnings on a short-term basis.

•                  On May 4, 2006, the Illinois Legislature passed into law a bill which will subsidize the horse racing industry by mandating a 3% tax on adjusted gross revenues at Illinois casinos with gaming revenues in excess of $200 million. This new law affects the Company’s Empress Casino Hotel and Hollywood Casino Aurora properties. The new law will become final upon the signature of the Illinois governor, and will sunset in two years.

Critical Accounting Policies

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the policies related to the accounting for long-lived assets, goodwill and other intangible assets, income taxes and litigation, claims and assessments as critical accounting policies, which require us to make significant judgments, estimates and assumptions.

We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, and in certain situations, could have a material adverse effect on our financial condition.

The development and selection of the critical accounting policies, and the related disclosures, have been reviewed with the Audit Committee of our Board of Directors.

Long-lived assets

At March 31, 2006, we had a net property and equipment balance of $1,103.7 million, representing 26.3% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

At March 31, 2006, we had $1,828.1 million in goodwill and $742.0 million in other intangible assets on our consolidated balance sheet resulting from our acquisition of other businesses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with our acquisitions, valuations were completed to determine the allocation of the purchase prices. The factors considered in the valuations included data gathered as a result of our due diligence in connection with the acquisitions and projections for future operations. The annual evaluation of goodwill and other intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts.

Income taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

•                  A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Pennsylvania and Ohio) and potential competitive threats to business at our existing properties (such as Maryland, Ohio, Kentucky, and

Kansas). The timing and occurrence of these events remain uncertain. Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

•                  The implementation of “ticket-in, ticket-out” (“TITO”) technology at our properties has enabled us to provide better customer service as machine down time for hopper fills and the majority of hard pay jackpots are eliminated. In addition, labor costs are reduced with the implementation of TITO as most machine service functions are eliminated.

•                  The continued demand for, and our emphasis on, slot wagering entertainment at our properties.

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

•                  The successful integration of the Argosy properties.

The results of continuing operations by property level for the three months ended March 31, 2006 and 2005 are summarized below (in thousands):

			Income (loss) from
	Net Revenues (1)		Continuing Operations
	2006	2005	2006	2005
Charles Town Entertainment Complex	$116,940	$103,234	$29,490	$25,281
Argosy Casino Lawrenceburg (2)	123,617	—	36,146	—
Hollywood Casino Aurora	66,644	56,701	19,215	13,821
Empress Casino Hotel (2)	64,298	—	13,399	—
Argosy Casino Riverside (2)	41,607	—	10,234	—
Casino Rouge	45,749	30,688	18,117	9,332
Argosy Casino Alton (2)	31,188	—	5,441	—
Hollywood Casino Tunica	28,871	28,323	5,831	4,123
Casino Magic-Bay St. Louis	22	26,779	(156)	3,382
Argosy Casino Sioux City (2)	14,631	—	3,827	—
Boomtown Biloxi	—	18,386	—	3,697
Hollywood Slots at Bangor	8,710	—	1,333	(106)
Bullwhackers	7,472	7,853	106	376
Casino Rama management service contract	4,387	4,067	4,068	3,768
Pennsylvania Racing Operations	13,087	13,275	645	965
Raceway Park (2)	2,020	—	21	—
Corporate overhead	—	—	(18,816)	(8,340)
Total	$569,243	$289,306	$128,901	$56,299

(1)                                  Net revenues are net of promotional allowances.

(2)                                  Reflects results since the October 1, 2005 acquisition effective date.

Revenues

Revenues for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	For the Three Months
	Ended March 31,			Percentage
	2006	2005	Variance	Variance
Gaming	$524,891	$253,051	$271,840	107.4%
Racing	13,567	11,793	1,774	15.0%
Management service fee	4,387	4,067	320	7.9%
Food, beverage and other	52,568	37,280	15,288	41.0%
Gross revenue	595,413	306,191	289,222	94.5%
Less promotional allowances	(26,170)	(16,885)	(9,285)	55.0%
Net revenues	$569,243	$289,306	$279,937	96.8%

Gaming revenue

Gaming revenue increased $271.8 million, or 107.4%, for the three months ended March 31, 2006, as compared to the same period in 2005. The increase in gaming revenue is primarily driven by the Argosy acquisition, which represented $263.8 million of the increase, as well as growth at the Charles Town Entertainment Complex, Casino Rouge and Hollywood Casino Aurora in the amount of $14.4 million, $14.9 million, and $10.3 million, respectively. In addition, the Hollywood Slots at Bangor temporary facility, which was not in operation for the three months ended March 31, 2005, generated gaming revenue of $8.1 million for the three months ended March 31, 2006. This growth was partially offset by a $22.8 million decline at Casino Magic—Bay St. Louis and a $16.6 million decline at Boomtown Biloxi, as both properties have been closed since August 28, 2005 due to extensive Hurricane Katrina damage.

Gaming revenue at the Charles Town Entertainment Complex increased by $14.4 million as a result of an increase in patronage due to increased market awareness and expansion of the property. The total average gaming units on the floor increased to 4,135 compared to 3,786 a year ago, while the win per unit per day increased to $294 from $278 a year ago.

Gaming revenue at Casino Rouge increased by $14.9 million as a result of the growth in patron visits and win per patron visit as the population of Baton Rouge grew with residents evacuating New Orleans and southeast Louisiana area after Hurricane Katrina.

Gaming revenue at Hollywood Casino Aurora increased by $10.3 million as a result of our marketing efforts to increase the number of visitations by our customers and changes to the slot floor. During the third quarter of 2005, Illinois rolled back its gaming tax to pre-June 2003 levels and reduced the admissions tax from $4.00 to $3.00 per person. As a result, Hollywood Casino Aurora initiated a number of marketing programs that are focused on bringing back customers affected by the operational and marketing changes Hollywood Casino Aurora made in response to the gaming and admissions tax increases in 2003. These programs included the elimination of admissions charges, significant advertising of the free admission policy and the mailing of cash and food incentives to individuals who had not visited our property since 2003.

Racing revenue

Racing revenue increased $1.8 million, or 15.0%, for the three months ended March 31, 2006, as compared to the same period in 2005. The increase in racing revenue is a result of the acquisition of Raceway Park as part of the Argosy acquisition.

Food, beverage and other

Food, beverage and other increased $15.3 million, or 41.0%, for the three months ended March 31, 2006, as compared to the same period in 2005. The Argosy properties contributed $26.2 million of the increase, which was partially offset by decreases of $7.2 million and $3.2 million at Casino Magic – Bay St. Louis and Boomtown Biloxi, respectively, both of which have been closed since August 28, 2005 due to extensive Hurricane Katrina damage.

Promotional allowances

Promotional allowances increased $9.3 million, or 55.0%, for the three months ended March 31, 2006, as compared to the same period in 2005. The Argosy properties accounted for $14.6 million of the increase, which was partially offset by decreases of $3.3 million and $1.5 million in promotional allowances at Casino Magic – Bay St. Louis and Boomtown Biloxi, respectively, both of which have been closed since August 28, 2005 due to extensive Hurricane Katrina damage.

Operating expenses

Operating expenses for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	For the Three Months
	Ended March 31,			Percentage
	2006	2005	Variance	Variance
Gaming	$277,185	$138,609	$138,576	100.0%
Racing	10,071	8,842	1,229	13.9%
Food, beverage and other	48,357	23,848	24,509	102.8%
General and administrative	75,011	46,213	28,798	62.3%
Depreciation and amortization	29,718	15,495	14,223	91.8%
Total operating expenses	$440,342	$233,007	$207,335	89.0%

Gaming expenses

Gaming expenses increased $138.6 million, or 100.0%, for the three months ended March 31, 2006, as compared to the same period in 2005. The increase in gaming expenses was primarily driven by the Argosy acquisition, which represented $137.2 million of the increase, as well as increases at Charles Town Entertainment Complex, Casino Rouge and Hollywood Casino Aurora in the amount of $9.0 million, $4.2 million, and $3.9 million, respectively. In addition, the Hollywood Slots at Bangor temporary facility, which was not in operation for the three months ended March 31, 2005, incurred gaming expenses of $4.8 million for the three months ended March 31, 2006. These increases were partially offset by a $14.1 million decrease at Casino Magic—Bay St. Louis and a $6.3 million decrease in Boomtown Biloxi, as both properties have been closed since August 28, 2005 due to extensive Hurricane Katrina damage.

Gaming expense at the Charles Town Entertainment Complex increased by $9.0 million, primarily due to increases in gaming taxes of $8.7 million. In addition, staffing and operating costs increased due to increased volumes and the number of additional gaming units.

Gaming expenses at Casino Rouge increased by $4.2 million due to higher gaming taxes and higher database marketing costs associated with their growth in gaming revenues.

Gaming expenses at Hollywood Casino Aurora increased by $3.9 million due to higher marketing costs, as well as higher gaming taxes. The higher marketing costs were primarily advertising, slot coupon and other promotional expenses used to drive additional customer visits.

Food, beverage and other expenses

Food, beverage and other expenses increased $24.5 million, or 102.8%, for the three months ended March 31, 2006, as compared to the same period in 2005. The increase in food, beverage and other was primarily a result of the Argosy acquisition, which accounted for $29.4 million of the increase. This increase was offset by decreases at Casino Magic—Bay St. Louis and Boomtown Biloxi in the amount of $3.2 million and $1.8 million, respectively, both of which have been closed since August 28, 2005 due to extensive Hurricane Katrina damage.

General and administrative expenses

General and administrative expenses increased $28.8 million, or 62.3%, for the three months ended March 31, 2006, as compared to the same period in 2005. The increase in general and administrative expenses was primarily driven by the Argosy acquisition, which accounted for $26.9 million of the increase, as well as increases at Charles Town Entertainment Complex and our corporate office in the amount of $.5 million and $7.8 million, respectively. In addition, the Hollywood Slots at Bangor temporary facility, which was not in operation for the three months ended March 31, 2005, incurred general and administrative expenses of $2.1 million for the three months ended March 31, 2006. These increases were partially offset by a $3.7 million decrease at Casino Magic—Bay St. Louis and a $5.5 million decrease in Boomtown Biloxi, as both properties have been closed since August 28, 2005 due to extensive Hurricane Katrina damage. General and administrative expenses at the properties include facility maintenance, utilities, property and liability insurance, housekeeping, and all administrative departments such as accounting, purchasing, human resources, legal and internal audit.

At the Charles Town Entertainment Complex, general and administrative expenses increased by $.5 million due to increases in wages and benefits and real estate taxes.

At our corporate office, general and administrative expenses increased by $7.8 million as a result of the charge related to stock compensation and increases in salaries and wages. The charge related to stock compensation for the three months ended March 31, 2006 totaled $4.9 million. The net impact to earnings was $3.5 million ($.04 per share).

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires us to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

We elected the modified prospective application method for adoption, which results in the recognition of compensation expense using the provisions of SFAS 123(R) for all share-based awards granted or modified after December 31, 2005, and the recognition of compensation expense using the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), with the exception of the method of recognizing forfeitures, for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for prior periods to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS 123.

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transaction Involving Stock Compensation”. Under the intrinsic-value method, because the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized. However, there were situations that could have occurred, such as the accelerated vesting of options or the issuance of restricted stock, that required a current charge to income.

The most significant difference between the fair value approaches prescribed by SFAS 123 and SFAS 123(R) and the intrinsic-value method prescribed by APB 25 related to the recognition of compensation expense for stock option awards based on their grant-date fair value. Under SFAS 123, we estimated the fair value of stock option grants using the Black-Scholes option-pricing model. Additional awards in future years are anticipated.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of our stock price over a period of 4.52 years, in order to match the expected life of the options up to the grant date. There is no expected dividend yield since we have not paid any cash dividends on our common stock since our initial public offering in May 1994, and since we intend to retain all of our earnings to finance the development of our business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of our employees. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The impact of forfeitures is not material. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
Risk-free interest rate	4.34%	3.40%
Expected volatility	46.98%	40.00%
Dividend yield	—	—
Weighted-average expected life (years)	4.52	5.29

At March 31, 2006, the total compensation cost related to nonvested awards not yet recognized equaled $59.3 million, including $49.8 million for stock options and $9.5 million for restricted stock. This cost is expected to be recognized over the remaining vesting periods, which will not exceed four years.

Depreciation and amortization expense

Depreciation and amortization expense increased $14.2 million, or 91.8%, for the three months ended March 31, 2006, as compared to the same period in 2005. The increase in depreciation and amortization expense was primarily due to the Argosy properties, which accounted for $16.0 million of the increase. In addition, the Hollywood Slots at Bangor temporary facility, which was not in operation for the three months ended March 31, 2005, incurred depreciation and amortization expenses of $.8 million. These increases was offset by decreases at Casino Magic—Bay St. Louis and Boomtown Biloxi in the amount of $2.2 million and $1.0 million, respectively, which resulted from depreciation being suspended at these properties, as both have been closed since August 28, 2005 due to extensive Hurricane Katrina damage.

Income from continuing operations

Income from continuing operations increased by $72.6 million, or 129.0%, for the three months ended March 31, 2006, as compared to the same period in 2005. The increase is primarily due to our increased gaming revenues, particularly relating to the Argosy properties that we acquired in October 2005. Our overall profit margin increased to 22.6% for the three months ended March 31, 2006, from 19.5% for the three months ended March 31, 2005.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	For the Three Months
	Ended March 31,			Percentage
	2006	2005	Variance	Variance
Interest expense	$(48,429)	$(16,503)	$(31,926)	193.5%
Interest income	903	1,293	(390)	(30.2)%
Earnings from joint venture	413	343	70	20.4%
Other	(110)	(21)	(89)	423.8%
Loss on early extinguishment of debt	(10,022)	(15,805)	5,783	(36.6)%
Total other income (expenses)	$(57,245)	$(30,693)	$(26,552)	86.5%

Interest expense increased $31.9 million, or 193.5%, for the three months ended March 31, 2006, as compared to the same period in 2005. On October 3, 2005, we entered into a $2.725 billion new senior secured credit facility. The credit facility is comprised of a $750.0 million revolving credit facility, a $325.0 million Term Loan A facility and a $1.65 billion Term Loan B facility. The proceeds of the credit facility were used to, among other things, fund the consummation of our acquisition of Argosy, repay our and Argosy’s existing credit facilities, fund Argosy’s repurchase of all of its 9% senior subordinated notes and 7% senior subordinated notes tendered in the previously-announced tender offers and pay certain fees and expenses in connection with the aforementioned transactions.

Interest income decreased $.4 million, or 30.2%, for the three months ended March 31, 2006, as compared to the same period in 2005, as we used a portion of the $280 million received from the MTGA for the sale of The Downs Racing, Inc. and its subsidiaries in January 2005 to retire debt or to reinvest in capital expenditures.

We recorded a $10.0 million loss on early extinguishment of debt for the three months ended March 31, 2006, as a result of the redemption of $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes due March 15, 2010. As a result of the redemption, we recorded a loss on early extinguishment of debt of $10.0 million for the call premium and the write-off of the associated deferred financing fees. The $15.8 million loss on early extinguishment of debt for the three months ended March 31, 2005 was a result of accelerated principal payments on our 2003 senior secured credit facility and the redemption of our $200 million 11 1/8% senior subordinated notes.

Taxes

The increase in our effective tax rate to 41.4% reflects the impact of operating results in jurisdictions with higher state income tax and the non-deductibility of permanent differences.

Discontinued operations

We have reflected the results of the transactions for the disposition of Hollywood Casino Shreveport (“HCS”) and The Downs Racing, Inc. by classifying their assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations, in accordance with the provisions of SFAS 144. We had a loss, net of tax benefit, from discontinued operations of $.5 million for the three months ended March 31, 2005.

On August 27, 2004, HCS, in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado Resorts LLC (“Eldorado”) providing for acquisition of HCS by certain affiliates of Eldorado. On September 10, 2004, a group of HCS’s creditors, led by Black Diamond Capital Management, LLC, filed with the U.S. Bankruptcy Court, Western District of Louisiana (“U.S. Bankruptcy Court”), located in Shreveport, Louisiana, an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code. On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that had been filed against it, and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code. HCS’s debt was non-recourse to us and our other subsidiaries.

On July 6, 2005, the U.S. Bankruptcy Court entered an order confirming a Chapter 11 plan that provided for the acquisition of HCS by certain affiliates of Eldorado and, on July 22, 2005, the acquisition was completed.

On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding. Reflecting taxes, post closing adjustments, fees and other expenses, the Company realized net proceeds of approximately $175 million, which, in accordance with the Company’s credit agreement, were used to retire debt or to reinvest in capital expenditures. The Company recorded the net proceeds, after paying down approximately $60 million of the senior credit facility, as restricted cash. The Company applied the remaining balance of the restricted cash, of approximately $97.0 million, to senior debt reduction in April 2005. Under the terms of the agreement, MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and Lehigh Valley (Allentown). The sale agreement also provides the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. Under generally accepted accounting principles, the net book gain on this transaction of approximately $125.9 million (net of $97.7 million of income taxes) will not be recorded until the post-closing termination rights have expired.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $83.8 million and $22.3 million for the three months ended March 31, 2006 and 2005, respectively. This consisted of net income of $42.0 million, non-cash reconciling items, such as depreciation, amortization and the charge for stock compensation of $41.9 million, and net changes in current asset and liability accounts of $.1 million.

Cash flows used in investing activities totaled $54.2 million for the three months ended March 31, 2006, and included expenditures for property and equipment totaling $54.4 million and proceeds from the sale of property and equipment totaling $.2 million.

Cash flows used in financing activities totaled $24.1 million for the three months ended March 31, 2006. Net proceeds from the exercise of stock options totaled $8.8 million. Proceeds from the issuance of long-term debt equaled $136.4 million, the majority of which was from our new credit facility. Principal payments on long-term debt were $176.8 million, which included the call for redemption of all $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes due March 15, 2010 and $1.8 million in capital lease payments. The tax benefit from stock options exercised equaled $7.6 million for the three months ended March 31, 2006.

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

The following table summarizes our capital project expenditures by property for the fiscal year ended December 31, 2006, and actual expenditures for the three months ended March 31, 2006, other than capital maintenance expenditures and expenditures related to the repair of Boomtown Biloxi and Casino Magic – Bay St. Louis, which are assumed to be funded through insurance recoveries (in millions):

	Expected for	Expenditures
	Year Ended	Through	Balance to
Property	December 31, 2006	March 31, 2006	Expend
Charles Town Entertainment Complex	$71.6	$9.1	$62.5
Hollywood Casino at Penn National	67.8	6.6	61.2
Hollywood Slots at Bangor	16.0	0.8	15.2
Argosy Casino Riverside	32.5	6.3	26.2
Argosy Casino Lawrenceburg	69.8	9.8	60.0
Boomtown Biloxi	7.6	6.2	1.4
Other	8.0	—	8.0
Totals	$273.3	$38.8	$234.5

We continue to build and develop the Charles Town Entertainment Complex. The current expansion of the property includes a 400-seat buffet and construction of a new parking garage, doubling our structured parking to 5,000 spaces, both of which are on schedule for completion in the third quarter of 2006. We will commence, during late 2006, with a 65,000 square foot expansion of the gaming floor, which will enable us to initially add 800 more slot machines, with capacity for an additional 1,000 slot machines thereafter. The expanded gaming floor is expected to be completed in two phases, with the first phase expected to be complete in the first quarter of 2007.

In preparation for the construction of our Hollywood Casino at Penn National integrated racing and gaming facility, we recently closed the aging grandstand and clubhouse at Penn National Race Course, which we plan to raze near the end of the second quarter of 2006. In conjunction with the closing of the grandstand, we opened a new 24,000 square foot temporary facility offering pari-mutuel wagering, food and beverage services, more than 250 television monitors, administrative offices and facilities for jockeys. The Hollywood Casino at Penn National will be a 365,000 square foot facility, and will be sized for 3,000 slot machines, with 2,000 positions planned at opening.

The Hollywood Slots at Bangor project includes the construction and fitting of a 1,500 slot permanent facility, 1,000 slot machines, a 1,500 space parking garage, several restaurants and an off-track wagering facility. The permanent facility is expected to open during the second quarter of 2008.

At Argosy Casino Riverside, we are continuing to make progress on the 258-room hotel that is expected to open mid-2007.

We continue to move forward with the construction of a master planned casino development at Argosy Casino Lawrenceburg. The development includes an additional 1,500 space parking garage expected to open in second quarter of 2007, a 250,000 square foot two level barge, and numerous infrastructure upgrades to allow more convenient access to the property both expected to open in the second quarter of 2008. The new barge will allow up to 4,000 positions on a single level with dockside amenities including food and beverage outlets and room for additional expansion on the second level.

During the three months ended March 31, 2006, we spent approximately $3.6 million for capital project expenditures related to repair of Boomtown Biloxi and Casino Magic – Bay St. Louis, which are assumed to be funded through insurance recoveries.

During the three months ended March 31, 2006, we spent approximately $12.0 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and related slot machine equipment, including TITO equipment. We expect that all of our facilities will be 100% TITO, with the exception of Bullwhackers, by the end of 2007.

Cash generated from operations and cash available under the revolver portion of our credit facility funded our capital expenditure and capital maintenance expenditures in 2006.

Debt

Senior Secured Credit Facility

During the three months ended March 31, 2006, we borrowed under our senior secured credit facility, in order to fund the redemption of the 8 7/8% senior subordinated notes due March 15, 2010.

8 7/8% Senior Subordinated Notes

During the three months ended March 31, 2006, we redeemed $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes due March 15, 2010. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest to the scheduled redemption date, which was March 15, 2006. We funded the redemption of the notes from available cash and borrowing under our revolving credit facility. As a result of the redemption, the Company recorded a pre-tax loss on early extinguishment of debt of $10.0 million for the call premium and the write-off of the associated deferred financing fees.

Covenants

Our senior secured credit facility, $200 million 6 7/8% senior subordinated notes and $250 million 6 7/8% senior subordinated notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, our senior secured credit facility, our $200 million 6 7/8% and our $250 million 6 3/4% senior subordinated notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities. At March 31, 2006, we were in compliance with all required financial covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at March 31, 2006, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal amounts maturing and weighted-average interest rates at year-end. For interest rate swaps, the table presents notional amounts and weighted average interest rates outstanding at each year-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve as of March 31, 2006.

	4/1/06-3/31/07	4/1/07-3/31/08	4/1/08- 3/31/09	4/01/09-3/31/10	4/01/10- 3/31/11	Thereafter	Total	Fair Value 3/31/2006
				(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$450,163	$450,163	$453,500
Average interest rate						6.81%
Variable rate	$16,500	$49,000	$89,625	$97,750	$422,875	$1,608,000	$2,283,750	$2,283,750
Average interest rate (1)	6.96%	6.96%	6.96%	6.96%	6.98%	6.98%
Leases	$1,933	$2,139	$2,269	$1,680	$1,029	$2,867	$11,917	$11,917
Average interest rate	6.71%	6.71%	6.71%	6.67%	6.68%	6.68%
Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$960,000	$960,000	$511,000	$274,000	$—	$—	N/A	$13,334
Average pay rate	4.71%	4.71%	4.73%	4.75%			N/A
Average receive rate (3)	5.21%	5.21%	5.21%	5.21%			N/A

(1)                                  Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)                                  Notional amounts outstanding at each year-end.

(3)                                  Estimated rate, reflective of forward LIBOR.

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

In accordance with the terms of our new $2.725 billion senior secured credit facility, we were required to enter into interest rate swap agreements in amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the credit facility. On October 27, 2005 we entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million for a total of $960 million and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted average interest rate of the four contracts is 4.71%. Under these contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate on December 31, 2005 was 4.53%.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II.                                                OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in “Note 8. Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 6.     EXHIBITS

Exhibit	Description of Exhibit

10.1	First Amendment to the September 29, 2005 Penn-Argosy Merger Approval Agreement, dated April 25, 2006, between Penn National Gaming, Inc. and the Illinois Gaming Board

31.1	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.

May 10, 2006	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1	First Amendment to the September 29, 2005 Penn-Argosy Merger Approval Agreement, dated April 25, 2006, between Penn National Gaming, Inc. and the Illinois Gaming Board

31.1	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002