Form 10-Q
period 2006-06-30
PENN NATIONAL GAMING INC
filed 2006-08-09
CIK 921738

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒                    Accelerated filer ☐              Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of August 3, 2006
Common Stock, par value $.01 per share	86,518,164 (includes 440,000 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from expectations. Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that their expectations are based on reasonable assumptions within the bounds of their knowledge of its business and operations, there can be no assurance that actual results will not differ materially from the Company’s expectations. Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the ability of the Company to recover under its insurance policies for Hurricane Katrina damage; the passage of state, federal or local legislation that would expand, restrict, further tax or prevent gaming operations in the jurisdictions in which we do business; the activities of our competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; successful completion of capital projects at our gaming and pari-mutuel facilities; our ability to integrate and recognize the benefits of integrating Argosy Gaming Company; the existence of attractive acquisition candidates, the costs and risks involved in the pursuit of those acquisitions and our ability to integrate those acquisitions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses (including, without limitation, the issuance of a final operator’s license in Pennsylvania); the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; our dependence on key personnel; the impact of terrorism and other international hostilities; the availability and cost of financing; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$130,318	$132,620
Receivables, net of allowance for doubtful accounts of $3,001 and $2,994 at June 30, 2006 and December 31, 2005, respectively	53,305	47,632
Insurance receivable	20,079	51,160
Prepaid expenses and other current assets	47,312	26,780
Deferred income taxes	32,153	48,150
Total current assets	283,167	306,342
Property and equipment, net	1,194,664	1,059,892
Other assets
Investment in and advances to unconsolidated affiliate	18,018	17,184
Goodwill	1,832,986	1,848,661
Other intangible assets	740,385	743,521
Deferred financing costs, net of accumulated amortization of $10,818 and $7,349 at June 30, 2006 and December 31, 2005, respectively	63,001	70,960
Other assets	90,656	92,861
Restricted assets held for sale	50,972	50,983
Total other assets	2,796,018	2,824,170
Total assets	$4,273,849	$4,190,404
Current liabilities
Current maturities of long-term debt	18,447	18,567
Accounts payable	20,163	25,549
Accrued expenses	89,221	116,552
Accrued interest	30,254	33,303
Accrued salaries and wages	51,800	54,579
Gaming, pari-mutuel, property, and other taxes	41,307	47,724
Income taxes payable	4,542	18,284
Other current liabilities	23,143	26,751
Total current liabilities	278,877	341,309
Long-term liabilities
Long-term debt, net of current maturities	2,788,958	2,767,662
Deferred income taxes	254,667	259,708
Liabilities held for sale	275,042	275,182
Total long-term liabilities	3,318,667	3,302,552
Shareholders' equity

Preferred stock ($.01 par value, 1,000,000 shares authorized, none issued and outstanding at June 30, 2006 and December 31, 2005)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 86,495,724 shares at
June 30, 2006, and 85,064,886 shares at December 31, 2005, issued)	865	850
Treasury stock (1,698,800 shares issued and outstanding at June 30, 2006 and December 31, 2005)	(2,379)	(2,379)
Additional paid-in capital	235,964	206,763
Retained earnings	425,147	340,469
Accumulated other comprehensive income	16,708	840
Total shareholders' equity	676,305	546,543
Total liabilities and shareholders' equity	$4,273,849	$4,190,404

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues
Gaming	$ 490,804	$ 254,961	$ 994,254	$ 500,137
Racing	13,635	13,306	27,202	25,105
Management service fee	4,921	4,700	9,308	8,767
Food, beverage and other	52,417	39,877	104,985	77,150
Gross revenues	561,777	312,844	1,135,749	611,159
Less promotional allowances	(24,004)	(16,640)	(50,174)	(33,525)
Net revenues	537,773	296,204	1,085,575	577,634

Operating expenses
Gaming	254,882	136,288	510,626	267,021
Racing	10,855	10,259	20,926	19,069
Food, beverage and other	48,871	25,869	97,228	49,725
General and administrative	73,600	46,001	148,611	92,239
Depreciation and amortization	27,728	15,969	57,446	31,464
Settlement costs	—	28,175	—	28,175
Total operating expenses	415,936	262,561	834,837	487,693
Income from continuing operations	121,837	33,643	250,738	89,941

Other income (expenses)
Interest expense	(47,766)	(12,324)	(96,195)	(28,828)
Interest income	867	930	1,770	2,222
Earnings from joint venture	574	642	987	985
Other	184	(74)	74	(94)
Loss on early extinguishment of debt	—	(869)	(10,022)	(16,673)
Total other expenses	(46,141)	(11,695)	(103,386)	(42,388)

Income from continuing operations before income taxes	75,696	21,948	147,352	47,553
Taxes on income	33,001	7,055	62,674	16,407
Net income from continuing operations	42,695	14,893	84,678	31,146

Loss from discontinued operations, net of tax	—	(2,774)	—	(3,221)
Net income	$ 42,695	$ 12,119	$ 84,678	$ 27,925

Earnings (loss) per share-Basic
Income from continuing operations	$ 0.51	$ 0.18	$ 1.01	$ 0.38
Discontinued operations, net of tax	—	(0.03)	—	(0.04)
Basic earnings per share	$ 0.51	$ 0.15	$ 1.01	$ 0.34

Earnings (loss) per share-Diluted
Income from continuing operations	$ 0.49	$ 0.17	$ 0.98	$ 0.36
Discontinued operations, net of tax	—	(0.03)	—	(0.03)
Diluted earnings per share	$ 0.49	$ 0.14	$ 0.98	$ 0.33

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data) (unaudited)

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	(Loss) Income	Equity	Income
Balance, December 31, 2005	85,064,886	$ 850	$ (2,379)	$ 206,763	$ 340,469	$ 840	$ 546,543
Exercise of stock options including tax benefit of $9,259	990,838	11	—	28,094	—	—	28,105	—
Restricted stock activity	440,000	4		1,107	—	—	1,111

Change in fair value of interest rate swap contracts, net of income taxes of $9,075	—	—	—	—	—	15,788	15,788	15,788
Foreign currency translation adjustment	—	—	—	—	—	80	80	80
Net income	—	—	—	—	84,678	—	84,678	84,678
Balance, June 30, 2006	86,495,724	$ 865	$ (2,379)	$ 235,964	$ 425,147	$ 16,708	$ 676,305	$ 100,546

Balance, December 31, 2004	83,131,940	$ 831	$ (2,379)	$ 178,459	$ 219,539	$ 1,642	$ 398,092
Exercise of stock options including tax benefit of $16,314	1,793,946	18	—	26,298	—	—	26,316	—
Restricted stock activity	—	—	—	239	—	—	239	—

Change in fair value of interest rate swap contracts, net of income taxes of $563	—	—	—	—	—	(1,046)	(1,046)	(1,046)

Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $29	—	—	—	—	—	(54)	(54)	—
Foreign currency translation adjustment	—	—	—	—	—	(65)	(65)	(65)
Net income	—	—	—	—	27,925	—	27,925	27,925
Balance, June 30, 2005	84,925,886	$ 849	$ (2,379)	$ 204,996	$ 247,464	$ 477	$ 451,407	$ 26,814

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended
	June 30,
	2006	2005
		Revised - see Note 2
Operating activities
Net income	$84,678	$27,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,446	31,464
Amortization of deferred financing costs charged to interest expense	5,740	1,650
Amortization of the unrealized gain on interest rate swap contracts charged to interest expense, net of income tax benefit	—	(54)
Loss on sale of fixed assets	374	222
Earnings from joint venture	(987)	(985)
Loss relating to early extinguishment of debt	2,255	7,246
Deferred income taxes	(1,811)	(110,757)
Charge for stock compensation	10,404	239
Tax benefit from stock options exercised	—	16,314
(Increase) decrease net of businesses acquired
Accounts receivable	(5,673)	(4,803)
Insurance receivable	(21,116)	—
Prepaid expenses and other current assets	4,331	(5,150)
Prepaid income taxes	—	5,707
Other assets	1,079	(9,814)
(Decrease) increase, net of businesses acquired
Accounts payable	(5,386)	(1,253)
Accrued expenses	(26,552)	27,997
Accrued interest	(3,049)	(3,262)
Accrued salaries and wages	(2,779)	(2,277)
Gaming, pari-mutuel, property and other taxes	(6,417)	1,553
Income taxes payable	(13,992)	98,424
Other current liabilities	(3,608)	(7,180)
Operating cash flows from discontinued operations	(129)	(10,130)
Net cash provided by operating activities	74,808	63,076
Investing activities
Expenditures for property and equipment	(118,055)	(51,693)
Proceeds from sale of property and equipment	840	197
Proceeds from sale of business	—	274,523
Acquisition of businesses, net of cash acquired	—	(350)
Distributions from (payments to) joint venture	153	(20)
Investing cash flows from discontinued operations	—	(1,131)
Net cash (used in) provided by investing activities	(117,062)	221,526
Financing activities
Proceeds from exercise of options	9,553	10,001
Proceeds from issuance of long-term debt	205,028	250,000
Principal payments on long-term debt	(183,852)	(470,527)
Increase in deferred financing cost	(36)	(6,393)
Tax benefit from stock options exercised	9,259	—
Net cash provided by (used in) financing activities	39,952	(216,919)
Net (decrease) increase in cash and cash equivalents	(2,302)	67,683
Cash and cash equivalents at beginning of period	132,620	87,620
Cash and cash equivalents at end of period	$130,318	$155,303

Supplemental disclosure
Interest expense paid	$97,488	$30,368
Income taxes paid	$68,500	$21,275

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

During the second quarter of 2006, as a result of the Company’s review of trends in interpreting accounting pronouncements and gaming industry practices for accounting for customer cash incentives, the Company reclassified cash redemption coupons to contra-revenue from operating expense.  The reclassification represented approximately 3% of the Company’s revenues for the three and six months ended June 30, 2005, and had no effect on operating income, net income or earnings per share for the three and six months ended June 30, 2005.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in gaming expenses. The amounts included in promotional allowances for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Rooms	$2,804	$1,788	$5,580	$3,592
Food and beverage	19,537	11,995	39,236	24,197
Other	1,663	2,857	5,358	5,736
Total promotional allowances	$24,004	$16,640	$50,174	$33,525

The estimated cost of providing such complimentary services for the three and six months ended June 30, 2006 and 2005 that is included in operating expenses was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Rooms	$1,174	$1,044	$2,315	$2,139
Food and beverage	13,644	8,099	27,585	16,240
Other	817	812	3,613	1,605
Total cost of complimentary services	$15,635	$9,955	$33,513	$19,984

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities, such as stock options.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share. Options to purchase 1,645,812 and 1,827,280 shares of common stock were outstanding for the three and six months ended June 30, 2006, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive. Options to purchase 25,000 and 30,000 shares of common stock were outstanding for the three and six months ended June 30, 2005, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Determination of shares:
Weighted-average common shares outstanding	84,333	83,227	83,991	82,497
Assumed conversion of dilutive stock options	2,396	2,505	2,444	3,066
Diluted weighted-average common shares outstanding	86,729	85,732	86,435	85,563

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

The Company elected the modified prospective application method for adoption, which results in the recognition of compensation expense using the provisions of SFAS 123(R) for all share-based awards granted or modified after December 31, 2005, and the recognition of compensation expense using the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), with the exception of the method of recognizing forfeitures, for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, the Company will continue to provide pro forma financial information for prior periods to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS 123, as amended by SFAS 148.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain

Transactions Involving Stock Compensation.” Under the intrinsic-value method, because the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized. However, there were situations that could have occurred, such as the accelerated vesting of options or the issuance of restricted stock, that required a current charge to income.

The most significant difference between the fair value approaches prescribed by SFAS 123 and SFAS 123(R) and the intrinsic-value method prescribed by APB 25 related to the recognition of compensation expense for stock option awards based on their grant-date fair value. Under SFAS 123, the Company estimated the fair value of stock option grants using the Black-Scholes option-pricing model. The following table reflects the pro forma impact on net income and earnings per share for the three and six months ended June 30, 2005 of accounting for the Company’s stock-based compensation using the fair value provisions of SFAS 123, as amended by SFAS 148. The effects of applying SFAS 123 and SFAS 148 in the pro forma disclosure below are not indicative of future amounts. Additional awards in future years are anticipated.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	(in thousands)

Net income, as reported	$12,119	$27,925
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	81	157
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,674)	(5,065)
Pro forma net income	$9,526	$23,017

Earnings per share:
Basic-as reported	$0.15	$0.34
Basic-pro forma	0.11	0.28

Diluted-as reported	0.14	0.33
Diluted-pro forma	0.11	0.27

Prior to the adoption of SFAS 123(R), the Company included all tax benefits associated with stock-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (“excess tax benefits”) to be classified as financing cash flows. The Company included $9.3 million of excess tax benefits in the Company’s cash flows from financing activities for the six months ended June 30, 2006 that would have been classified as operating cash flows had the Company not adopted SFAS 123(R).

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 4.52 years, in order to match the expected life of the options up to the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994, and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The impact of forfeitures is not material. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005
Risk-free interest rate	4.34%	3.40%
Expected volatility	46.98%	40.00%
Dividend yield	—	—
Weighted-average expected life (years)	4.52	5.29
Forfeiture rate	2.00%	2.00%

Statements of Cash Flows

Beginning with the year ended December 31, 2005, the Company changed the presentation of its cash flows to separately disclose the operating, investing and financing portions of cash flows attributable to the Company’s discontinued operations. The Company had previously reported these amounts on a combined basis. This change was in response to public statements by the Securities and Exchange Commission Staff concerning the classification of discontinued operations within the statements of cash flows. For the six months ended June 30, 2006 and 2005, cash flows relating to discontinued operations have been separately disclosed within operating and investing activities. For the six months ended June 30, 2006 and 2005, there were no cash flows relating to discontinued operations that were financing activities.

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

3.             New Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).

FIN 48 creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes out income taxes from SFAS No. 5, “Accounting for Contingencies.”

FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier application of the provisions of FIN 48 is encouraged if an enterprise has not yet issued financial statements, including interim financial statements, in the period that FIN 48 is adopted.  Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.

The Company is currently determining the impact of FIN 48 on its consolidated financial statements.

4.             Acquisitions

Argosy Gaming Company

On October 3, 2005, the Company acquired 100% of the stock of Argosy Gaming Company (“Argosy”). The acquisition, which was accretive to the Company’s results of operations, reflects the continuing efforts of the Company to diversify by reducing its dependency on individual properties and legislative jurisdictions. The transaction was accounted for as a purchase transaction, in accordance with SFAS No. 141, “Business Combinations.” As a result, the net assets of Argosy were recorded at their fair value, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill.

In order to assist the Company in assigning values of assets acquired and liabilities assumed in this transaction, the Company obtained a third-party valuation of significant identifiable intangible assets acquired, as well as other assets acquired. In addition, the Company recorded an estimate for the deferred tax liability arising from the acquisition due to the difference between the fair value and the tax basis of the net assets acquired. This deferred tax liability estimate increased the estimated amount of goodwill recorded in the acquisition. As the deferred tax liability is an estimate, it is subject to change, as the Company finalizes certain valuations and tax analyses. Changes to this estimate and the current tax liability, if any, will also affect goodwill and will not have a material impact on the Company’s consolidated statements of income.

The pro forma consolidated results of operations for the three and six months ended June 30, 2005, as if the acquisition of Argosy had occurred on January 1, 2005, are as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Pro Forma
Net revenues	$542,234	$1,069,421
Income from continuing operations	82,180	185,731
Net income from continuing operations	21,001	45,916
Basic earnings per share	0.25	0.55
Diluted earnings per share	0.24	0.53

“Note 5: Acquisitions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 provides further detail regarding the Argosy acquisition.

5.             Hurricane Katrina

As a result of Hurricane Katrina’s direct hit on the Mississippi Gulf Coast on August 29, 2005, two of the Company’s casinos, Casino Magic—Bay St. Louis and Boomtown Biloxi, were significantly damaged, many employees were displaced and operations ceased at the two properties.  Following extensive reconstruction, Boomtown Biloxi reopened on June 29, 2006.

The Company has significant levels of insurance in place to cover the losses resulting from Hurricane Katrina including an all risk insurance policy covering “named windstorm” damage, flood damage, debris removal, preservation of property expense, demolition and increased cost of construction expense, losses resulting from business interruption and extra expenses, as defined in the policy. The comprehensive business interruption and property damage insurance policies have an overall limit of $400 million, and are subject to property damage deductibles for Casino Magic—Bay St Louis and Boomtown Biloxi of approximately $6.0 million and $3.5 million, respectively. The business interruption insurance component of this policy is subject to a five-day deductible.

The Company recognized a pre-tax charge of $21.1 million ($13.7 million after-tax) associated with the expenses incurred from Hurricane Katrina during the twelve months ended December 31, 2005. The costs included property insurance and business interruption policy deductible expense, compensation being paid to employees through November 30, 2005 that exceeded the ordinary payroll limits under the business interruption policy, the purchase of replacement flood insurance for coverage during the remaining insurance policy term, contributions to the Penn National Gaming Foundation for the Hurricane Katrina relief project and costs for insurance claim consultants. The charge did not reflect any loss resulting from the damage to the land-based facilities and casino barges at Casino Magic—Bay St. Louis and Boomtown Biloxi, as this amount is not yet known. However, the Company believes that insurance proceeds will be sufficient to fund replacement costs.

The $20.1 million and $51.2 million insurance receivables recorded at June 30, 2006 and December 31, 2005, respectively, were limited to the net historical book value of assets believed to be damaged, destroyed or abandoned, fixed business expenses and out-of-pocket costs for certain additional expenses incurred during the period as a direct result of the hurricane. During the three and six months ended June 30, 2006, the Company received $26.9 million and $52.3 million, respectively, from its insurance carriers relating to Hurricane Katrina. Through December 31, 2005, the Company received $27.3 million from its insurance carriers relating to Hurricane Katrina.

6.             Property and Equipment

Property and equipment, net, consists of the following (in thousands):

	June 30,	December 31,
	2006	2005

Land and improvements	$169,766	$155,735
Building and improvements	734,414	699,584
Furniture, fixtures, and equipment	338,296	314,741
Transportation equipment	2,080	1,401
Leasehold improvements	14,854	13,175
Construction in progress	194,587	82,971
Total property and equipment	1,453,997	1,267,607
Less accumulated depreciation and amortization	(259,333)	(207,715)
Property and equipment, net	$1,194,664	$1,059,892

Depreciation and amortization expense, for property and equipment, totaled $26.1 million and $54.2 million for the three and six months ended June 30, 2006, respectively, as compared to $15.3 million and $30.2 million for the three and six months ended June 30, 2005, respectively. Interest capitalized in connection with major construction projects was $3.3 million and $.7 million for the six months ended June 30, 2006 and 2005, respectively.

7.             Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets had a gross carrying value of $2.6 billion at June 30, 2006 and December 31, 2005, and accumulated amortization of $16.1 million and $12.8 million at June 30, 2006 and December 31, 2005, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,			December 31,
	2006			2005
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Goodwill	$1,832,986	$—	$1,832,986	$1,848,661	$—	$1,848,661
Gaming license and trademarks	711,364	—	711,364	711,174	—	711,174
Other intangible assets	45,126	16,105	29,021	45,126	12,779	32,347
Total	$2,589,476	$16,105	$2,573,371	$2,604,961	$12,779	$2,592,182

During the six months ended June 30, 2006, goodwill changed by $15.7 million, primarily due to the finalization of certain fixed asset and deferred tax valuations associated with the Argosy acquisition.

The Company’s intangible asset amortization expense was $1.7 million and $3.3 million for the three and six months ended June 30, 2006, respectively,

The following table presents expected intangible asset amortization expense based on existing intangible assets at June 30, 2006 (in thousands):

2006 (six months)	$3,329
2007	6,655
2008	6,488
2009	5,988
2010	5,119
Thereafter	1,442
Total	$29,021

8.             Long-term Debt

Long-term debt, net of current maturities, is as follows (in thousands):

	June 30,	December 31,
	2006	2005

Senior secured credit facility	$2,345,625	$2,148,875
$175 million 8 7/8% senior subordinated notes	—	175,000
$200 million 6 7/8% senior subordinated notes	200,000	200,000
$250 million 6 3/4% senior subordinated notes	250,000	250,000
$200 million 9% senior subordinated notes	10	10
$350 million 7% senior subordinated notes	153	153
Capital leases	11,617	12,191
	2,807,405	2,786,229
Less current maturities of long-term debt	(18,447)	(18,567)
	$2,788,958	$2,767,662

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2006 (in thousands):

Within one year	$18,447
1-3 years	163,388
3-5 years	593,056
Over 5 years	2,032,514
Total minimum payments	$2,807,405

At June 30, 2006 and December 31, 2005, the Company was contingently obligated under letters of credit issued pursuant to its senior secured credit facility with face amounts aggregating $73.1 million and $72.5 million, respectively.

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

In accordance with the terms of its $2.725 billion senior secured credit facility, the Company was required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the credit facility. On October 27, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. On May 8, 2006, the Company entered into three interest rate swap contracts with a term of five years, notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%.  The annual weighted-average interest rate of the three contracts is 5.26%. Under these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate relating to these contracts as of June 30, 2006 was 5.11% for the $960 million swaps and 5.16% for the $300 million swaps.

Redemption of 8 7/8% Senior Subordinated Notes

In February 2006, the Company called for the redemption of its $175 million 8 7/8 % senior subordinated notes. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest and was made on March 15, 2006. The Company funded the redemption of the notes from available cash and borrowings under its revolving credit facility.

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

The 6 7/8% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”). On August 27, 2004, the Company completed an offer to exchange the notes and guarantees for notes and guarantees registered under the Securities Act having substantially identical terms.

6¾% Senior Subordinated Notes

On March 9, 2005, the Company completed an offering of $250 million of 6 3/4% senior subordinated notes. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005. These notes mature on March 1, 2015. The 6 3/4% notes are general unsecured obligations and are not guaranteed by the Company’s subsidiaries. The 6 3/4% notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act. The Company used the net proceeds from the offering to redeem its $200 million 11 1/8% senior subordinated notes due March 1, 2008 and repay a portion of the term loan indebtedness under the previous senior secured credit facility.

Covenants

The Company’s senior secured credit facility and $200 million 6 7/8% and $250 million 6 3/4% senior subordinated notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility and $200 million 6 7/8% and $250 million 6 3/4% senior subordinated notes restrict, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities. At June 30, 2006, the Company was in compliance with all required financial covenants.

9.             Commitments and Contingencies

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

The following proceedings could result in costs, settlements, damages, or rulings that materially impact the Company’s consolidated financial condition or operating results. In each instance, the Company believes that it has meritorious defenses, claims and/or counter-claims and intends to vigorously defend itself or pursue its claim.

In October 2002, in response to the Company’s plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue-based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company’s request to relocate the barge. Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved the Company’s plan to relocate the barge. In March 2004, the trial court ruled in favor of the Company on all counts. The plaintiff appealed the decision to the Fifth Circuit, and on May 3, 2005, the Fifth Circuit ruled that the trial court’s decision should be affirmed in part and reversed and remanded in part. In its decision, the Fifth Circuit upheld the tenant’s right to relocate but remanded the case to the trial court because there was insufficient evidence in the record to determine whether the casino barge would be relocated to a place which would trigger the increased rent obligation under the lease. The Court has set a scheduling order setting the trial date for February 26, 2007.  The Company believes this case should be resolved on dispositive motions, which are due to be filed by October 16, 2006.  The parties have also engaged in settlement negotiations, but have not yet reached a settlement of this matter.

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

In conjunction with the Company’s merger with Argosy, the Company became responsible for litigation initiated over eight years ago related to the Baton Rouge property formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. Shareholders, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, seeks to prove that the gaming license was invalidly issued and seeks to recover lost gaming revenues that the plaintiff contends it could have earned if the gaming license had been properly issued to the plaintiff. In June 2003, the Louisiana trial court dismissed this lawsuit. The trial court’s decision was affirmed by the First Circuit Court of Appeals, but subsequently reversed by the Louisiana Supreme Court on March 24, 2005, which remanded the case back to the trial court for further proceedings. The Company plans to file further dispositive motions. The trial is scheduled for late January 2007.

The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights.

In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. The Company began paying this tax surcharge during the three months ended June 30, 2006, and the Company will continue to pay this tax surcharge in upcoming periods. Prior to the passage of this law, questions were raised regarding its constitutionality. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. The State agreed to the entry of an order that establishes a protest fund for all of the tax surcharge payments and enjoins the Treasurer from making any payments out of that fund pending the final outcome of the litigation. Should the casinos prevail with their challenge, the incremental taxes paid under protest would be refunded. The Company anticipates a long process before a resolution to this matter can be reached.

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $7.1 million and $13.0 million for the three and six months ended June 30, 2006, respectively.

The leases for land consist of annual base lease rent payments, plus a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases.

The Company has an operating lease with the City of Bangor for a permanent facility which the Company expects to open in the second quarter of 2008, at a budgeted cost of $90.0 million. This permanent facility is subject to a percentage rent equaling 3% of gross slot revenue. The lease is for an initial term of fifteen years with three ten-year renewal options. The initial term begins with the opening of the permanent facility. An agreement with the City of Bangor calls for a two-year rent moratorium for 2006 and 2007.

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at June 30, 2006 are as follows (in thousands):

Within one year	$17,234
1-3 Years	32,511
3-5 Years	21,540
Over 5 years	213,944
Total	$285,229

Capital Expenditure Commitments

At June 30, 2006, the Company is contractually committed to spend approximately $66.7 million in capital expenditures for projects in progress.

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

On April 16, 2003, the Company’s Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”). On May 22, 2003, the Company’s shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permits the grant of options to purchase Common Stock and other market-based and performance-based awards. Up to 12,000,000 shares of Common Stock are available for awards under the 2003 Plan. The 2003 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and

(ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options. Unless this plan is extended, no awards shall be granted or exchanges effected under this plan after May 31, 2013. At June 30, 2006, there were 4,490,500 options available for future grants under the 2003 Plan.

Stock options that expire between February 8, 2007 and January 12, 2016 have been granted to officers, directors and employees to purchase Common Stock at prices ranging from $2.03 to $41.37 per share. All options were granted at the fair market value of the Common Stock on the date the options were granted.

The following table contains information on stock options for the six months ended June 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Option	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)

Outstanding at December 31, 2005	7,733,814	$17.09
Granted	1,446,500	33.19
Exercised	(990,838)	9.64
Canceled	(52,500)	20.28
Outstanding at June 30, 2006	8,136,976	$20.84	5.32	$145,976

Included in the above are common stock options that were issued in 2003 to the Company’s Chairman outside of the 1994 Plan and the 2003 Plan. These options were issued at $7.95 per share, and are exercisable through February 6, 2013. At June 30, 2006 and December 31, 2005, the number of these common stock options that were outstanding was 23,750 and 95,000, respectively. In addition, the Company issued 160,000 restricted stock awards in 2004, which fully vest in May 2009, and issued 280,000 restricted stock awards in 2006, which fully vest by 2011. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 were $14.68 and $12.08, respectively.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $28.1 million and $49.3 million, respectively.

At June 30, 2006, there were 2,842,226 shares that were exercisable, with a weighted-average exercise price of $13.43, a weighted-average remaining contractual term of 4.06 years, and an aggregate intrinsic value of $72.0 million.

The following table summarizes information about stock options outstanding at June 30, 2006:

	Exercise Price Range			Total
	$2.03 to	$14.56 to	$30.18 to	$2.03 to
	$12.15	$29.22	$41.37	$41.37
Outstanding options
Number outstanding	3,609,176	2,888,800	1,639,000	8,136,976
Weighted-average remaining contractual life (years)	3.94	6.05	7.04	5.32
Weighted-average exercise price	$9.57	$27.92	$33.20	$20.84
Exercisable options
Number outstanding	2,130,676	695,300	16,250	2,842,226
Weighted-average exercise price	$8.73	$27.42	$32.08	$13.43

Compensation costs related to stock-based compensation for the six months ended June 30, 2006 totaled $10.4 million, and are included in the consolidated statements of income under general and administrative expenses. The net impact for the six months ended June 30, 2006 to earnings was $6.8 million ($.08 per diluted share).

At June 30, 2006, the total compensation cost related to nonvested awards not yet recognized equaled $55.3 million, including $45.5 million for stock options and $9.8 million for restricted stock. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

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

12.                               Subsidiary Guarantors

Under the terms of the $2.725 billion senior secured credit facility, all of the Company’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets of $12.7 million (less than .3% of total assets at June 30, 2006). Each of the subsidiary guarantors are 100% owned by Penn. In addition, the guarantees provided by the Company’s subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several, and Penn has no significant independent assets and no independent operations at, and for the three and six months ended, June 30, 2006. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and six months ended, June 30, 2006, as Penn had no significant independent assets and no independent operations at, and for the three and six months ended, June 30, 2006, the guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are considered minor.

Under the terms of the $200 million 6 7/8% senior subordinated notes, most of the Company’s subsidiaries are guarantors. Each of the subsidiary guarantors are 100% owned by Penn. In addition, the guarantees provided by the Company’s subsidiaries under the terms of the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three and six months ended, June 30, 2006. There are no significant restrictions within the $200 million 6 7/8% senior subordinated notes on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

Summarized financial information at, and for the three and six months ended, June 30, 2006 and 2005 for Penn, the subsidiary guarantors of the 6 7/8% senior subordinated notes and subsidiary non-guarantors is presented below. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

		Subsidiary	Subsidiary
	Penn	Guarantors	Non-Guarantors	Eliminations	Consolidated
At June 30, 2006
Condensed Consolidating Balance Sheet (in thousands)
Current assets	$(19,954)	$287,475	$14,412	$1,267	$283,200
Property and equipment, net	139,022	1,090,024	—	—	1,229,046
Other assets	3,318,784	2,859,229	(4,871)	(3,411,539)	2,761,603
Total	$3,437,852	$4,236,728	$9,541	$(3,410,272)	$4,273,849
Current liabilities	(26,218)	299,463	5,632	—	278,877
Long-term liabilities	2,787,765	3,701,913	—	(3,171,011)	3,318,667
Shareholders’ equity	676,305	235,352	3,909	(239,261)	676,305
Total	$3,437,852	$4,236,728	$9,541	$(3,410,272)	$4,273,849
Three months ended June 30, 2006
Condensed Consolidating Statement of Income (in thousands)
Net revenues	$—	$532,916	$4,921	$(64)	$537,773
Total operating expenses	16,150	395,071	4,779	(64)	415,936
(Loss) income from operations	(16,150)	137,845	142	—	121,837
Other expenses	(14,072)	(32,046)	(23)	—	(46,141)
(Loss) income before income taxes	(30,222)	105,799	119	—	75,696
Taxes on income	(15,242)	48,132	111	—	33,001
Net (loss) income	$(14,980)	$57,667	$8	$—	$42,695
Six months ended June 30, 2006
Condensed Consolidating Statement of Income (in thousands)
Net revenues	$—	$1,076,410	$9,308	$(143)	$1,085,575
Total operating expenses	31,613	794,368	8,999	(143)	834,837
(Loss) income from operations	(31,613)	282,042	309	—	250,738
Other expenses	(20,684)	(82,627)	(75)	—	(103,386)
(Loss) income before income taxes	(52,297)	199,415	234	—	147,352
Taxes on income	(33,085)	95,542	217	—	62,674
Net (loss) income	$(19,212)	$103,873	$17	$—	$84,678
Six months ended June 30, 2006
Condensed Consolidating Statement of Cash Flows (in thousands)
Net cash provided by (used in) operating activities	$88,530	$(13,393)	$(329)	$—	$74,808
Net cash (used in) provided by investing activities	(131,610)	14,548	—	—	(117,062)
Net cash provided by (used in) financing activities	40,520	(568)	—	—	39,952
Net (decrease) increase in cash and cash equivalents	(2,560)	587	(329)	—	(2,302)
Cash and cash equivalents at beginning of period	(1,841)	133,862	599	—	132,620
Cash and cash equivalents at end of period	$(4,401)	$134,449	$270	$—	$130,318

		Subsidiary	Subsidiary
	Penn	Guarantors	Non-Guarantors	Eliminations	Consolidated
At December 31, 2005
Condensed Consolidating Balance Sheet (in thousands)
Current assets	$3,125	$273,840	$17,622	$11,788	$306,375
Property and equipment, net	14,739	1,079,537	—	—	1,094,276
Other assets	3,171,884	3,145,822	(4,575)	(3,523,378)	2,789,753
Total	$3,189,748	$4,499,199	$13,047	$(3,511,590)	$4,190,404
Current liabilities	$61,537	$270,307	$9,376	$89	$341,309
Long-term liabilities	2,757,359	3,831,787	—	(3,286,594)	3,302,552
Shareholders’ equity	370,852	397,105	3,671	(225,085)	546,543
Total	$3,189,748	$4,499,199	$13,047	$(3,511,590)	$4,190,404
Three months ended June 30, 2005
Condensed Consolidating Statement of Income (in thousands)
Net revenues	$—	$291,624	$32,026	$(119)	$323,531
Total operating expenses	7,239	250,891	33,117	(119)	291,128
(Loss) income from operations	(7,239)	40,733	(1,091)	—	32,403
Other income (expenses)	8,225	(19,880)	(3,075)	—	(14,730)
Income (loss) before income taxes	986	20,853	(4,166)	—	17,673
Taxes on income	1,805	3,713	36	—	5,554
Net (loss) income	$(819)	$17,140	$(4,202)	$—	$12,119
Six months ended June 30, 2005
Condensed Consolidating Statement of Income (in thousands)
Net revenues	$—	$570,907	$68,979	$(227)	$639,659
Total operating expenses	14,699	466,597	68,580	(227)	549,649
(Loss) income from operations	(14,699)	104,310	399	—	90,010
Other income (expenses)	11,569	(53,902)	(5,087)	(9)	(47,429)
(Loss) income before income taxes	(3,130)	50,408	(4,688)	(9)	42,581
Taxes on income	15,483	(905)	78	—	14,656
Net (loss) income	$(18,613)	$51,313	$(4,766)	$(9)	$27,925
Six months ended June 30, 2005
Condensed Consolidating Statement of Cash Flows (in thousands)
Net cash provided by (used in) operating activities	$40,596	$22,833	$(353)	$—	$63,076
Net cash provided by (used in) investing activities	259,802	(37,145)	(1,131)	—	221,526
Net cash (used in) provided by financing activities	(216,133)	(2,220)	1,434	—	(216,919)
Net increase (decrease) in cash and cash equivalents	84,265	(16,532)	(50)	—	67,683
Cash and cash equivalents at beginning of period	3,020	56,307	28,293	—	87,620
Cash and cash equivalents at end of period	$87,285	$39,775	$28,243	$—	$155,303

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

The Company has historically reflected the results of this transaction by classifying the assets, liabilities and results of operations of HCS as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company held no HCS assets or liabilities at June 30, 2006 and December 31, 2005.  Net revenues, loss from continuing operations and net loss for HCS for the three months ended June 30, 2005 equaled $27.3 million, $1.2 million and $2.8 million, respectively. Net revenues, income from continuing operations and net loss for HCS for the six months ended June 30, 2005 equaled $60.2 million, $.2 million and $3.2 million, respectively.

14.          Discontinued Operations—Sale of The Downs Racing, Inc. and Subsidiaries

On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (“MTGA”). In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding. Reflecting taxes, post closing adjustments, fees and other expenses, the Company realized net proceeds of approximately $175 million, which, in accordance with the Company’s credit agreement, were used to retire debt or to reinvest in capital expenditures. The Company recorded the net proceeds, after paying down approximately $60 million of the senior credit facility, as restricted cash. The Company applied the remaining balance of the restricted cash, of approximately $97.0 million, to senior debt reduction in April 2005. Under the terms of the agreement, MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and Lehigh Valley (Allentown). The sale agreement also provides the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. On August 7, 2006, the Company entered into the Second Amendment to Purchase Agreement and Release of Claims (“Amendment and Release”) with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the “Purchase Agreement”) pursuant to which the MTGA purchased The Downs Racing, Inc. and its subsidiaries from the Company. Under the Agreement and Release, the Company agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against the Company under the Purchase Agreement and to terminate all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, the Company will record, in accordance with GAAP, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $111.6 million (net of $82.0 million of income taxes) during the three months ending September 30, 2006.

At June 30, 2006 and December 31, 2005, the Company has reflected the results of this transaction by classifying the assets, liabilities and results of operations of The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS 144.

Summarized financial information at June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005, for The Downs Racing, Inc. and its subsidiaries is as follows:

The Downs Racing, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2006	2005

Assets
Current assets	$33	$33
Property and equipment, net	34,385	34,385
Other assets	16,554	16,565
Total assets held for sale	$50,972	$50,983

Liabilities
Current liabilities	$—	$—
Other noncurrent liabilities	—	—
Total liabilities held for sale	$—	$—

The Downs Racing, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$—	$—	$—	$1,813
Loss from continuing operations	—	—	—	(86)
Net loss	—	—	—	(38)

15.          Subsequent Event

On August 7, 2006, the Company entered into the Second Amendment to Purchase Agreement and Release of Claims (“Amendment and Release”) with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the “Purchase Agreement”) pursuant to which the MTGA purchased The Downs Racing, Inc. and its subsidiaries from the Company. Under the Agreement and Release, the Company agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against the Company under the Purchase Agreement and to terminate all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, the Company will record, in accordance with GAAP, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $111.6 million (net of $82.0 million of income taxes) during the three months ending September 30, 2006.

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

We have made significant acquisitions in the past few years and expect to continue to pursue additional acquisition and development opportunities in the future. As mentioned above, on October 3, 2005, we completed our largest acquisition to date, acquiring Argosy. On March 3, 2003, we acquired Hollywood Casino Corporation, which significantly increased our revenues and cash flow. On February 12, 2004, we purchased Bangor Historic Track, Inc., in Bangor, Maine. In early November 2005, we opened a temporary gaming facility in Bangor, Maine. On July 5, 2004, Pennsylvania Governor Edward G. Rendell signed into law the Pennsylvania Race Horse Development and Gaming Act. Our plan is to develop a completely new gaming and racing facility at our Penn National Race Course in Grantville, Pennsylvania. Under this plan, we expect to open a new permanent facility with 2,000 slot machines around the first quarter of 2008 at an estimated cost of $310 million, inclusive of the $50 million gaming license fee, and expand to up to 5,000 machines, based on demand. Based on recent comments from the Chairman of the Pennsylvania Gaming Control Board, we anticipate conditional Category 1 licenses to be issued by the end of September 2006. While we would have preferred to develop the site, as a result of the ownership restrictions on a second slot license in the Pennsylvania gaming law, on October 15, 2004, we announced our agreement to sell The Downs Racing, Inc., its subsidiaries, land and OTWs to the Mohegan Tribal Gaming Authority (“MTGA”). In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding. On August 7, 2006, the Company entered into the Second Amendment to Purchase Agreement and Release of Claims (“Amendment and Release”) with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the “Purchase Agreement”) pursuant to which the MTGA purchased The Downs Racing, Inc. and its subsidiaries from the Company. Under the Agreement and Release, the Company agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against the Company under the Purchase Agreement and to terminate all post-closing termination rights it might have had under the Purchase Agreement.

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

Key performance indicators related to revenues are:

•                  Gaming revenue indicators—slot handle (volume indicator), table game drop (volume indicator) and “win” or “hold” percentages, which are not fully controllable by us. Our typical property slot win percentage is in the range of 6% to 10% of slot handle and our typical table games win percentage is in the range of 15% to 25% of table game drop; and

•                  Racing revenue indicators—pari-mutuel wagering commissions (volume indicator) earned on wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races at out-of-state locations.

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

We have reflected the results of the transactions for the disposition of Hollywood Casino Shreveport (“HCS”) and The Downs Racing, Inc. by classifying their assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).” A gain or loss on The Downs Racing, Inc. has not been recorded or recognized as of June 30, 2006, as the MTGA received certain post-closing termination rights that remain outstanding. See “Discontinued Operations” below for further information about our discontinued operations.

Executive Summary

Factors affecting our results for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, included the October 2005 Argosy acquisition and the impact of Hurricane Katrina on our two Gulf Coast properties.

Highlights for the quarter:

•                  Net revenues increased $241.6 million, or 81.6%, for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to the acquisition of Argosy.

•                  Overall profit margin improved to 22.7% for the three months ended June 30, 2006, as compared to 11.4% for the same period in 2005.  The overall profit margin for the three months ended June 30, 2005 included $28.2 million in settlement costs related to our Casino Rouge property.

•                  Net income and diluted earnings per share increased by approximately 250% for the three months ended June 30, 2006, as compared to the same period in 2005.

•                  On October 3, 2005, we completed our largest acquisition to date, acquiring Argosy. In order to expedite Federal Trade Commission approval for the Argosy acquisition, we completed the sale of Argosy Casino Baton Rouge on October 25, 2005. As a condition to the Illinois Gaming Board’s approval of the transaction, we agreed to enter into sale agreements for the Argosy Casino Alton and the Empress Casino Hotel by December 31, 2006. However, on March 6, 2006, the Illinois Gaming Board agreed to allow us to retain the Argosy Casino Alton and granted us an extension to the time limit by which we are required to reach a definitive sale agreement for the Empress Casino Hotel, from December 31, 2006 until June 30, 2008. The results of operations of Argosy have been included in the Company’s consolidated financial statements since the October 1, 2005 acquisition effective date.

•                  In April 2006, we entered into $300 million of new interest rate swap agreements, which brought our swapped portion of LIBOR rate debt to $1.3 billion. The effective date of the swap agreements was May 8, 2006, and will be for a period of five years.

Other Developments:

•                  On July 27, 2006, we announced that, by mutual agreement, Kevin DeSanctis, our President and Chief Operating Officer, will be departing us by the end of 2006.  We have retained Heidrick & Struggles International, Inc. to assist us in identifying a successor.

•                  On August 8, 2006, we renewed our property insurance coverage in the amount of $200 million. The $200 million coverage is “all risk,” including named windstorm, flood and earthquake. Also, we purchased an additional $200 million of coverage that is subject to certain exclusions including, among others, exclusions for named windstorm and flood. There is a $25 million deductible for named windstorm events, and lesser deductibles as they apply to other perils. The premium for this coverage is approximately four times more than the prior year’s cost.

•                  Boomtown Biloxi, which had been closed since late August 2005 as a result of extensive damage caused by Hurricane Katrina, reopened on June 29, 2006 with a re-modeled interior, including approximately 1,100 new slot machines, 22 table games and a 350-seat buffet. In early September 2006, Boomtown Biloxi plans to open its pier-based expansion, with 400 additional gaming positions and a full-service restaurant.

•                  We are currently finishing renovations at Casino Magic—Bay St. Louis, which has been closed since late August 2005 as a result of extensive damage caused by Hurricane Katrina, and which will be renamed Hollywood Casino Bay St. Louis upon reopening in the fall of 2006. We will initially re-launch this property as a 30,000 square foot temporary casino in the property’s former hotel lobby, which we plan to replace with a permanent land-based casino. In addition, the damaged areas of the existing 290-room hotel tower are being completely refurbished. Upon opening, Hollywood Casino Bay St. Louis will initially feature approximately 20 table games and approximately 850 slot machines, with room to expand to 1,270 slot machines.

•                  Argosy Casino Lawrenceburg continues to move forward with the construction of a master planned casino development. The development includes a 1,500 space parking garage expected to open in the fourth quarter of 2007, a two-level 250,000 square foot barge, and numerous infrastructure upgrades to allow more convenient access to the property expected to open in the fourth quarter of 2008. The new barge will allow up to 4,000 positions on one level, and another 400 positions will be added to the second level, along with restaurants and other amenities on the gaming barge. We have increased the budget for the two-level barge by approximately 17% to $310 million, which reflects the current environment for construction and material costs, and enabled us to add additional gaming positions, including a 30-table poker room, which were not contemplated in the original budget.

•                  Late in the second quarter of 2006, the Pennsylvania Gaming Control Board (“PGCB”) licensed 12 slot distributors in the state, and the Chairman of the PGCB indicated that conditional Category 1 licenses should be issued by the end of September 2006. We will begin construction on the integrated racing and gaming facility at Penn National Race Course in August 2006. Given that nearly two years have elapsed since the facility’s initial plans were conceived, the construction budget has been increased by 18% to $310 million. The increased budget reflects a rise in construction and material costs during this time and the refinement of our development plan. In preparation for the construction of our Hollywood Casino at Penn National integrated racing and gaming facility, we closed and razed the aging grandstand and clubhouse at Penn National Race Course, and we opened a new 24,000 square foot temporary facility offering pari-mutuel wagering, food and beverage services, more than 250 television monitors, administrative offices and facilities for jockeys. The Hollywood Casino at Penn National will be a 365,000 square foot facility, and will be sized for 3,000 slot machines, with 2,000 positions planned at opening.

•                  During the second quarter of 2006, the Bangor City Council approved a series of agreements that pave the way for the development of a permanent Bangor slot site, including a parking garage, restaurants and retail space. Construction on the facility, which will open with 1,000 slot machines and have capacity for 1,500 gaming machines, is planned to commence in early 2007, subject to securing one remaining leaseholder agreement. The construction budget has been increased by $19 million to $90 million, which reflects increase construction costs and the refinement of our development plan.

•                  At the Charles Town Entertainment Complex, we recently completed construction of a 400-seat buffet and construction of a new parking garage, which doubled our structured parking to 5,000 spaces.  In addition, we continue to build and develop the Charles Town Entertainment Complex, with the current expansion of the property including a hotel and a 65,000 square foot expansion of the gaming floor. The expansion of the gaming floor will enable us to initially add 800 more slot machines, with capacity for an additional 1,000 slot machines thereafter. The expanded gaming floor is expected to be completed in two phases, with the first phase being completed in the first quarter of 2007.

•                  Argosy Casino Riverside continues to make progress on the 258-room hotel that is expected to open mid-2007.

•                  In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. We began paying this tax surcharge during the three months ended June 30, 2006, and we will continue to pay this tax surcharge in upcoming periods.  Prior to the passage of this law, questions were raised regarding its constitutionality. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional.  The State agreed to the entry of an order that establishes a protest fund for all of the tax surcharge payments and enjoins the Treasurer from making any payments out of that fund pending the final outcome of the litigation. Should the casinos prevail with their challenge, the incremental taxes paid under protest would be refunded. We anticipate a long process before a resolution to this matter can be reached.

•                  In Ohio, as the owner of Raceway Park in Toledo, we continue to provide support for a proposed constitutional amendment that would establish a tuition grant program for Ohio students to attend public or private colleges in the state.  This program would generate nearly $1 billion per year in college scholarships, while an additional $200 million per year would be earmarked to local governments for attracting new business and jobs, by allowing up to 3,500 slot machines at each of the state’s seven existing racetracks and two locations in downtown Cleveland.  The state’s three major horsemen’s groups, including the Ohio Harness Horsemen’s Association, the Ohio Horsemen’s Benevolent and Protective Association, and the Ohio Thoroughbred Breeders and Owners, have all voted to support the amendment.  The Learn and Earn Committee has now collected over 600,000 signatures ahead of the August 9, 2006 deadline to qualify the initiative for the ballot in November. Our efforts and funding of this referendum will reduce our earnings on a short-term basis.

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

Long-lived assets

At June 30, 2006, we had a net property and equipment balance of $1,194.7 million, representing 28% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

At June 30, 2006, we had $1,833.0 million in goodwill and $740.4 million in other intangible assets on our consolidated balance sheet, representing 43% and 17% of total assets, respectively, resulting from our acquisition of other businesses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

•                  The successful execution of the development and construction activities currently underway at a number of our facilities.

The results of continuing operations by property level for the three and six months ended June 30, 2006 and 2005 are summarized below (in thousands):

			Income (loss) from
	Net Revenues (1)		Continuing Operations
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Charles Town Entertainment Complex	$122,452	$112,779	$30,894	$28,611
Argosy Casino Lawrenceburg (2)	114,994	—	33,724	—
Hollywood Casino Aurora	60,703	57,782	18,029	16,709
Empress Casino Hotel (2)	59,736	—	14,478	—
Argosy Casino Riverside (2)	37,607	—	9,686	—
Casino Rouge	35,447	28,430	13,455	(20,095)
Argosy Casino Alton (2)	28,205	—	5,464	—
Hollywood Casino Tunica	26,899	26,505	5,198	4,810
Casino Magic-Bay St. Louis	(22)	26,576	(218)	2,991
Argosy Casino Sioux City (2)	13,196	—	3,161	—
Boomtown Biloxi	1,010	16,791	262	2,662
Hollywood Slots at Bangor	10,104	482	1,797	(103)
Bullwhackers	7,036	6,897	386	453
Casino Rama management service contract	4,921	4,700	4,564	4,362
Pennsylvania Racing Operations	13,073	15,262	204	1,196
Raceway Park (2)	2,412	—	(200)	—
Corporate overhead	—	—	(19,047)	(7,953)
Total	$537,773	$296,204	$121,837	$33,643

			Income (loss) from
	Net Revenues (1)		Continuing Operations
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Charles Town Entertainment Complex	$239,370	$215,990	$60,384	$53,892
Argosy Casino Lawrenceburg (2)	235,157	—	69,870	—
Hollywood Casino Aurora	122,453	111,244	37,244	30,531
Empress Casino Hotel (2)	120,052	—	27,877	—
Argosy Casino Riverside (2)	76,602	—	19,920	—
Casino Rouge	78,567	57,550	31,572	(10,762)
Argosy Casino Alton (2)	57,724	—	10,905	—
Hollywood Casino Tunica	55,057	52,698	11,029	8,934
Casino Magic-Bay St. Louis	—	53,209	(374)	6,372
Argosy Casino Sioux City (2)	27,247	—	6,988	—
Boomtown Biloxi	1,010	35,054	262	6,358
Hollywood Slots at Bangor	18,814	482	3,130	(208)
Bullwhackers	13,622	14,104	492	829
Casino Rama management service contract	9,308	8,767	8,632	8,130
Pennsylvania Racing Operations	26,160	28,536	849	2,161
Raceway Park (2)	4,432	—	(179)	—
Corporate overhead	—	—	(37,863)	(16,296)
Total	$1,085,575	$577,634	$250,738	$89,941

(1)             Reflects reclassification for cash redemption coupons to contra-revenue from operating expense described in Note 2: Summary of Significant Accounting Policies – Revenue Recognition and Promotional Allowances in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  In addition, net revenues are net of promotional allowances.

(2)             Reflects results since the October 1, 2005 acquisition effective date.

Revenues

Revenues for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	For the Three Months
	Ended June 30,			Percentage
	2006	2005	Variance	Variance
Gaming (1)	$490,804	$254,961	$235,843	92.5%
Racing	13,635	13,306	329	2.5%
Management service fee	4,921	4,700	221	4.7%
Food, beverage and other	52,417	39,877	12,540	31.4%
Gross revenue	561,777	312,844	248,933	79.6%
Less promotional allowances	(24,004)	(16,640)	(7,364)	44.3%
Net revenues	$537,773	$296,204	$241,569	81.6%

	For the Six Months
	Ended June 30,			Percentage
	2006	2005	Variance	Variance
Gaming (1)	$994,254	$500,137	$494,117	98.8%
Racing	27,202	25,105	2,097	8.4%
Management service fee	9,308	8,767	541	6.2%
Food, beverage and other	104,985	77,150	27,835	36.1%
Gross revenue	1,135,749	611,159	524,590	85.8%
Less promotional allowances	(50,174)	(33,525)	(16,649)	49.7%
Net revenues	$1,085,575	$577,634	$507,941	87.9%

(1)                                  Reflects reclassification for cash redemption coupons to contra-revenue from operating expense described in Note 2: Summary of Significant Accounting Policies – Revenue Recognition and Promotional Allowances in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  In addition, net revenues are net of promotional allowances.

Gaming revenue

Gaming revenue increased by $235.8 million or 92.5% and $494.1 million or 98.8% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The increase in gaming revenue was primarily driven by the Argosy acquisition, growth at Charles Town Entertainment Complex, Casino Rouge and Hollywood Casino Aurora, and the introduction of the Hollywood Slots at Bangor temporary facility, all of which was offset by decreases at Casino Magic – Bay St. Louis and Boomtown Biloxi, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage.

Gaming revenue at the Argosy properties represented $242.7 million and $494.2 million of the increases for the three and six months ended June 30, 2006, respectively.

Gaming revenue at the Charles Town Entertainment Complex increased by $10.2 million and $24.6 million for the three and six months ended June 30, 2006, respectively, as a result of an increase in patronage due to increased market awareness and expansion of the property. The total average gaming units on the floor increased to 4,111 for the three months ended June 30, 2006, as compared to 4,043 for the three months ended June 30, 2005, while the win per unit per day increased to $302 for the three months ended June 30, 2006, as compared to $282 for the three months ended June 30, 2005. The total average gaming units on the floor increased to 4,123 for the six months ended June 30, 2006, as compared to 3,915 for the six months ended June 30, 2005, while the win per unit per day increased to $298 for the six months ended June 30, 2006, as compared to $279 for the six months ended June 30, 2005.

Gaming revenue at Casino Rouge increased by $6.9 million and $20.6 million for the three and six months ended June 30, 2006, respectively, as a result of the growth in patron visits and win per patron visit as the population of Baton Rouge grew with residents evacuating New Orleans and southeast Louisiana area after Hurricane Katrina.

Gaming revenue at Hollywood Casino Aurora increased by $3.1 million and $11.7 million for the three and six months ended June 30, 2006, respectively, as a result of our marketing efforts to increase the number of visitations by our customers and changes to the slot floor. During the third quarter of 2005, Illinois rolled back its gaming tax to pre-June 2003 levels and reduced the admissions tax from $4.00 to $3.00 per person. As a result, Hollywood Casino Aurora initiated a number of marketing programs that are focused on bringing back customers affected by the operational and marketing changes Hollywood Casino Aurora made in response to the gaming and admissions tax increases in 2003. These programs included the elimination of admissions charges, significant advertising of the free admission policy and the mailing of cash and food incentives to individuals who had not visited our property since 2003.

The Hollywood Slots at Bangor temporary facility, which opened to customers in November 2005, generated gaming revenue of $9.0 million and $17.1 million for the three and six months ended June 30, 2006, respectively.

Gaming revenue at Casino Magic – Bay St. Louis and Boomtown Biloxi decreased by $22.1 million and $14.1 million for the three months ended June 30, 2006, respectively, and by $44.7 million and $30.6 million at Casino Magic—Bay St. Louis and Boomtown Biloxi for the six months ended June 30, 2006, respectively, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage.  Boomtown Biloxi reopened on June 29, 2006.

Racing revenue

Racing revenue increased by $.3 million or 2.5% and $2.1 million or 8.4% for the three and six months ended June 30, 2006, as compared to the same periods in 2005, respectively. The increase in racing revenue was a result of the acquisition of Raceway Park as part of the Argosy acquisition, offset by a decline in racing revenue at Penn National Race Course.

Food, beverage and other

Food, beverage and other increased by $12.5 million or 31.4% and $27.8 million or 36.1% for the three and six months ended June 30, 2006, as compared to the same periods in 2005, respectively. The Argosy properties contributed $24.0 million and $50.2 million of the increase for the three and six months ended June 30, 2006, respectively, which was partially offset by decreases of $7.8 million and $3.0 million at Casino Magic – Bay St. Louis and Boomtown Biloxi, for the three months ended June 30, 2006, respectively, and decreases of $15.0 million and $6.3 million at Casino Magic – Bay St. Louis and Boomtown Biloxi, for the six months ended June 30, 2006, respectively, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage.  Boomtown Biloxi reopened on June 29, 2006.

Promotional allowances

Promotional allowances increased by $7.4 million or 44.3% and $16.6 million or 49.7% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The Argosy properties accounted for $12.8 million and $27.3 million of the increase for the three and six months ended June 30, 2006, respectively, which was partially offset by decreases of $3.2 million and $1.4 million in promotional allowances at Casino Magic – Bay St. Louis and Boomtown Biloxi for the three months ended June 30, 2006, respectively, and decreases of $6.5 million and $2.8 million at Casino Magic – Bay St. Louis and Boomtown Biloxi, for the six months ended June 30, 2006, respectively, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006.

Operating expenses

Operating expenses for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	For the Three Months
	Ended June 30,			Percentage
	2006	2005	Variance	Variance
Gaming (1)	$254,882	$136,288	$118,594	87.0%
Racing	10,855	10,259	596	5.8%
Food, beverage and other	48,871	25,869	23,002	88.9%
General and administrative	73,600	46,001	27,599	60.0%
Depreciation and amortization	27,728	15,969	11,759	73.6%
Settlement costs	—	28,175	(28,175)	(100)%
Total operating expenses	$415,936	$262,561	$153,375	58.4%

	For the Six Months
	Ended June 30,			Percentage
	2006	2005	Variance	Variance
Gaming (1)	$510,626	$267,021	$243,605	91.2%
Racing	20,926	19,069	1,857	9.7%
Food, beverage and other	97,228	49,725	47,503	95.5%
General and administrative	148,611	92,239	56,372	61.1%
Depreciation and amortization	57,446	31,464	25,982	82.6%
Settlement costs	—	28,175	(28,175)	(100)%
Total operating expenses	$834,837	$487,693	$347,144	71.2%

(1)                                  Reflects reclassification for cash redemption coupons to contra-revenue from operating expense described in Note 2: Summary of Significant Accounting Policies – Revenue Recognition and Promotional Allowances in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  In addition, net revenues are net of promotional allowances.

Gaming expenses

Gaming expenses increased by $118.6 million or 87.0% and $243.6 million or 91.2% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The increase in gaming expenses was primarily driven by the Argosy acquisition, increases at Charles Town Entertainment Complex, Casino Rouge and Hollywood Casino Aurora, and the introduction of the Hollywood Slots at Bangor temporary facility, all of which were offset by decreases at Casino Magic—Bay St. Louis and Boomtown Biloxi, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage.  Boomtown Biloxi reopened on June 29, 2006.

Gaming expenses at the Argosy properties represented $122.4 million and $247.3 million of the increases for the three and six months ended June 30, 2006, respectively.

Gaming expenses at the Charles Town Entertainment Complex increased by $7.1 million and $16.1 million for the three and six months ended June 30, 2006, respectively, primarily due to increases in gaming taxes of $6.4 million and $15.1 million, respectively.

Gaming expenses at Casino Rouge increased by $1.0 million and $4.2 million for the three and six months ended June 30, 2006, respectively, as a result of higher gaming taxes and higher database marketing costs associated with their growth in gaming revenues.

Gaming expenses at Hollywood Casino Aurora increased by $1.2 million and $3.4 million for the three and six months ended June 30, 2006, respectively, due to higher marketing costs, as well as higher gaming taxes. The higher marketing costs were primarily advertising, slot coupon and other promotional expenses used to drive additional customer visits.

The Hollywood Slots at Bangor temporary facility, which opened to customers in November 2005, generated gaming expenses of $5.2 million and $10.0 million for the three and six months ended June 30, 2006, respectively.

Gaming expenses at Casino Magic – Bay St. Louis and Boomtown Biloxi decreased by $14.0 million and $5.6 million for the three months ended June 30, 2006, respectively, and by $27.9 million and $11.8 million at Casino Magic—Bay St. Louis and Boomtown Biloxi for the six months ended June 30, 2006, respectively, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage.  Boomtown Biloxi reopened on June 29, 2006.

Racing expenses

Racing expenses increased by $.6 million or 5.8% and $1.9 million or 9.7% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The increase in racing expenses was a result of the acquisition of Raceway Park as part of the Argosy acquisition, offset by a decline in racing expenses at Penn National Race Course.

Food, beverage and other expenses

Food, beverage and other expenses increased by $23.0 million or 88.9% and $47.5 million or 95.5% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The increase in food, beverage and other was primarily a result of the Argosy acquisition, which accounted for $28.3 million and $57.7 million of the increase for the three and six months ended June 30, 2006, respectively. This increase was offset by decreases at Casino Magic—Bay St. Louis and Boomtown Biloxi in the amount of $3.9 million and $1.7 million for the three months ended June 30, 2006, respectively, and decreases of $7.1 million and $3.5 million for the six months ended June 30, 2006, respectively, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006.

General and administrative expenses

General and administrative expenses increased by $27.6 million or 60.0% and $56.4 million or 61.1% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The increase in general and administrative expenses was primarily driven by the Argosy acquisition, increases at our corporate office, and the introduction of the Hollywood Slots at Bangor temporary facility, all of which were offset by decreases at Casino Magic—Bay St. Louis and Boomtown Biloxi, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage. General and administrative expenses at the properties include facility maintenance, utilities, property and liability insurance, housekeeping, and all administrative departments such as accounting, purchasing, human resources, legal and internal audit.

General and administrative expenses at the Argosy properties represented $25.6 million and $52.5 million of the increases for the three and six months ended June 30, 2006, respectively.

At our corporate office, general and administrative expenses increased by $8.7 million and $16.6 million for the three and six months ended June 30, 2006, respectively, as a result of the addition of Argosy and other  personnel to our corporate office, increases in salaries and wages, and the charge related to stock compensation.

The addition of Argosy personnel to our corporate office represented $1.6 million and $3.6 million of the increases for the three and six months ended June 30, 2006, respectively.

The charge related to stock compensation totaled $5.5 million and $10.4 million for the three and six months ended June 30, 2006, respectively. The net impact to earnings for the three and six months ended June 30, 2006 was $3.6 million ($.04 per share) and $6.8 million ($.08 per share), respectively.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires us to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

We elected the modified prospective application method for adoption, which results in the recognition of compensation expense using the provisions of SFAS 123(R) for all share-based awards granted or modified after December 31, 2005, and the recognition of compensation expense using the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), with the exception of the method of recognizing forfeitures, for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for prior periods to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS 123, as amended by SFAS 148.

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Under the intrinsic-value method, because the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized. However, there were situations that could have occurred, such as the accelerated vesting of options or the issuance of restricted stock, that required a current charge to income.

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

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of our stock price over a period of 4.52 years, in order to match the expected life of the options up to the grant date. There is no expected dividend yield since we have not paid any cash dividends on our common stock since our initial public offering in May 1994, and since we intend to retain all of our earnings to finance the development of our business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of our employees. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The impact of forfeitures is not material. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005
Risk-free interest rate	4.34%	3.40%
Expected volatility	46.98%	40.00%
Dividend yield	—	—
Weighted-average expected life (years)	4.52	5.29
Forfeiture rate	2.00%	2.00%

At June 30, 2006, the total compensation cost related to nonvested awards not yet recognized equaled $55.3 million, including $45.5 million for stock options and $9.8 million for restricted stock. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

General and administrative expenses at the Hollywood Slots at Bangor temporary facility, which opened to customers in November 2005, increased by $2.1 million and $4.2 million for the three and six months ended June 30, 2006, respectively.

General and administrative expenses at Casino Magic – Bay St. Louis and Boomtown Biloxi decreased by $3.4 million and $5.1 million for the three months ended June 30, 2006, respectively, and by $7.2 million and $10.5 million for the six months ended June 30, 2006, respectively, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage.  Boomtown Biloxi reopened on June 29, 2006.

Depreciation and amortization expense

Depreciation and amortization expense increased by $11.8 million or 73.6% and $26.0 million or 82.6%, for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The increase in depreciation and amortization expense was primarily due to the Argosy acquisition, the introduction of the Hollywood Slots at Bangor temporary facility, offset by decreases at Casino Magic—Bay St. Louis and Boomtown Biloxi.

Depreciation and amortization expense at the Argosy properties represented $13.7 million and $29.7 million of the increases for the three and six months ended June 30, 2006, respectively.

Depreciation and amortization expense at the Hollywood Slots at Bangor temporary facility, which opened to customers in November 2005, increased by $.9 million and $1.8 million for the three and six months ended June 30, 2006, respectively.

Depreciation and amortization expense at Casino Magic – Bay St. Louis and Boomtown Biloxi decreased by $2.1 million and $1.0 million for the three months ended June 30, 2006, respectively, and by $4.3 million and $2.1 million for the six months ended June 30, 2006, respectively, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage.  Boomtown Biloxi reopened on June 29, 2006.

Settlement costs

Casino Rouge recorded one-time settlement costs of $28.2 million ($16.8 million after-tax) for the three months ended June 30, 2005. The charge was part of the $30.5 million Settlement and Property Purchase Agreement to terminate litigation between the parties, terminate the lease and mutually release all claims against each party. The property consists of land on the Mississippi River on which Casino Rouge conducts a significant portion of its dock-side operations.

Income from continuing operations

Income from continuing operations increased by $88.2 million or 262.1% and $160.8 million or 178.8% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The increase was primarily due to our increased gaming revenues, particularly relating to the Argosy properties that we acquired in October 2005. Our overall profit margin increased to 22.7% and 23.1% for the three and six months ended June 30, 2006, respectively, as compared to 20.9% and 20.4% for the three and six months ended June 30, 2005, respectively, excluding the Casino Rouge settlement costs incurred during the three and six months ended June 30, 2005.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	For the Three Months
	Ended June 30,			Percentage
	2006	2005	Variance	Variance
Interest expense	$(47,766)	$(12,324)	$(35,442)	287.6%
Interest income	867	930	(63)	(6.8)%
Earnings from joint venture	574	642	(68)	(10.6)%
Other	184	(74)	258	348.6%
Loss on early extinguishment of debt	—	(869)	869	(100)%
Total other income (expenses)	$(46,141)	$(11,695)	$(34,446)	294.5%

	For the Six Months
	Ended June 30,			Percentage
	2006	2005	Variance	Variance
Interest expense	$(96,195)	$(28,828)	$(67,367)	233.7%
Interest income	1,770	2,222	(452)	(20.3)%
Earnings from joint venture	987	985	2	0.2%
Other	74	(94)	168	178.7%
Loss on early extinguishment of debt	(10,022)	(16,673)	6,651	(39.9)%
Total other income (expenses)	$(103,386)	$(42,388)	$(60,998)	143.9%

Interest expense increased by $35.4 million or 287.6% and $67.4 million or 233.7% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. On October 3, 2005, we entered into a $2.725 billion new senior secured credit facility. The credit facility is comprised of a $750.0 million revolving credit facility, a $325.0 million Term Loan A facility and a $1.65 billion Term Loan B facility. The proceeds of the credit facility were used to, among other things, fund the consummation of our acquisition of Argosy, repay our and Argosy’s existing credit facilities, fund Argosy’s repurchase of all of its 9% senior subordinated notes and 7% senior subordinated notes tendered in the previously-announced tender offers and pay certain fees and expenses in connection with the aforementioned transactions.

We recorded a $10.0 million loss on early extinguishment of debt for the six months ended June 30, 2006, as a result of the redemption of $175 million in aggregate principal amount of our outstanding 8⅞% senior subordinated notes due March 15, 2010.

As a result of the redemption, we recorded a loss on early extinguishment of debt of $10.0 million for the call premium and the write-off of the associated deferred financing fees. The $.9 million and $16.7 million loss on early extinguishment of debt for the three and six months ended June 30, 2005, respectively, was a result of accelerated principal payments on our 2003 senior secured credit facility and the redemption of our $200 million 11⅛% senior subordinated notes.

Taxes

The increase in our effective tax rate to 43.6 % and 42.5% for the three and six months ended June 30, 2006, respectively, as compared to 32.1% and 34.5% for the three and six months ended June 30, 2005, respectively, reflects the impact of a discrete item relating to estimated state tax rates, operating results in jurisdictions with higher state income tax and the non-deductibility of permanent differences.

Discontinued operations

We have reflected the results of the transactions for the disposition of Hollywood Casino Shreveport (“HCS”) and The Downs Racing, Inc. by classifying their assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations, in accordance with the provisions of SFAS 144. We had a loss, net of tax benefit, from discontinued operations of $2.8 million and $3.2 million for the three and six months ended June 30, 2005, respectively.

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

On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale is not considered final, as the MTGA received certain post-closing termination rights that remain outstanding. Reflecting taxes, post closing adjustments, fees and other expenses, the Company realized net proceeds of approximately $175 million, which, in accordance with the Company’s credit agreement, were used to retire debt or to reinvest in capital expenditures. The Company recorded the net proceeds, after paying down approximately $60 million of the senior credit facility, as restricted cash. The Company applied the remaining balance of the restricted cash, of approximately $97.0 million, to senior debt reduction in April 2005. Under the terms of the agreement, MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and Lehigh Valley (Allentown). The sale agreement also provides the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events.  On August 7, 2006, the Company entered into the Second Amendment to Purchase Agreement and Release of Claims (“Amendment and Release”) with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the “Purchase Agreement”) pursuant to which the MTGA purchased The Downs Racing, Inc. and its subsidiaries from the Company. Under the Agreement and Release, the Company agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against the Company under the Purchase Agreement and to terminate all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, the Company will record, in accordance with GAAP, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $111.6 million (net of $82.0 million of income taxes) during the three months ending September 30, 2006.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $74.8 million and $63.1 million for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities for the six months ended June 30, 2006 consisted of net income of $84.7 million, non-cash reconciling items, such as depreciation, amortization and the charge for stock compensation of $73.4 million, and net changes in current asset and liability accounts of $83.3 million.

Cash flows used in investing activities totaled $117.1 million for the six months ended June 30, 2006. Cash flows provided by investing activities totaled $221.5 million for the six months ended June 30, 2005. Cash flows used in investing activities for the six months ended June 30, 2006 included expenditures for property and equipment totaling $118.1 million, offset by proceeds from the sale of property and equipment totaling $.8 million.

Cash flows provided by financing activities totaled $40.0 million for the six months ended June 30, 2006. Cash flows used in financing activities totaled $216.9 million for the six months ended June 30, 2005. Cash flows provided by financing activities for the six months ended June 30, 2006 included net proceeds from the exercise of stock options totaling $9.6 million, proceeds from the issuance of long-term debt equaling $205.0 million, the majority of which was from our new credit facility, and principal payments on long-term debt totaling $183.9 million.  The principal payment on long-term debt included the call for redemption of all $175 million in aggregate principal amount of our outstanding 8⅞ % senior subordinated notes due March 15, 2010. The tax benefit from stock options exercised equaled $9.3 million for the six months ended June 30, 2006.

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

The following table summarizes our capital project expenditures by property for the fiscal year ended December 31, 2006, and actual expenditures for the six months ended June 30, 2006, other than capital maintenance expenditures and expenditures related to the repair of Boomtown Biloxi and Casino Magic – Bay St. Louis, which are assumed to be funded through insurance recoveries (in millions):

	Expected for	Expenditures
	Year Ended	Through	Balance to Expend
Property	December 31, 2006	June 30, 2006	in 2006
Charles Town Entertainment Complex	$66.5	$23.1	$43.4
Hollywood Casino at Penn National	77.7	14.7	63.0
Hollywood Slots at Bangor	12.9	3.4	9.5
Argosy Casino Riverside	37.1	14.8	22.3
Argosy Casino Lawrenceburg	48.0	19.4	28.6
Boomtown Biloxi	11.6	11.6	—
Totals	$253.8	$87.0	$166.8

We continue to build and develop the Charles Town Entertainment Complex. The expansion of a 400-seat buffet and a new parking garage was completed during the three months ended June 30, 2006. We will commence, during late 2006, with a 65,000 square foot expansion of the gaming floor, which will enable us to initially add 800 more slot machines, with capacity for an additional 1,000 slot machines and a hotel thereafter. The expanded gaming floor is expected to be completed in two phases, with the first phase expected to be complete in the first quarter of 2007.

In preparation for the construction of our Hollywood Casino at Penn National integrated racing and gaming facility, we recently closed and razed the aging grandstand and clubhouse at Penn National Race Course, and we opened a new 24,000 square foot temporary facility offering pari-mutuel wagering, food and beverage services, more than 250 television monitors, administrative offices and facilities for jockeys. The Hollywood Casino at Penn National will be a 365,000 square foot facility, and will be sized for 3,000 slot machines, with 2,000 positions planned at opening.

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

We continue to move forward with the construction of a master planned casino development at Argosy Casino Lawrenceburg. The development includes an additional 1,500 space parking garage expected to open in fourth quarter of 2007, a 250,000 square foot two level barge, and numerous infrastructure upgrades to allow more convenient access to the property both expected to open in the fourth quarter of 2008. The new barge will allow up to 4,000 positions on a single level with dockside amenities including food and beverage outlets and room for additional expansion on the second level.

During the three and six months ended June 30, 2006, we spent approximately $50.0 million and $53.6 million, respectively, for capital project expenditures related to repair of Boomtown Biloxi and Casino Magic – Bay St. Louis.

During the three and six months ended June 30, 2006, we spent approximately $19.1 million and $31.1 million, respectively, for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and related slot machine equipment, including TITO equipment. We expect that all of our facilities will be 100% TITO, with the exception of Bullwhackers, by the end of 2007.

Cash generated from operations and cash available under the revolver portion of our credit facility funded our capital expenditure and capital maintenance expenditures in 2006.

Debt

Senior Secured Credit Facility

During the six months ended June 30, 2006, we borrowed under our senior secured credit facility, in order to fund the redemption of the 8 7/8% senior subordinated notes due March 15, 2010.

8 7/8% Senior Subordinated Notes

During the six months ended June 30, 2006, we redeemed $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes due March 15, 2010. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest to the scheduled redemption date, which was March 15, 2006. We funded the redemption of the notes from available cash and borrowing under our revolving credit facility. As a result of the redemption, the Company recorded a pre-tax loss on early extinguishment of debt of $10.0 million for the call premium and the write-off of the associated deferred financing fees.

Covenants

Our senior secured credit facility and $200 million 6 7/8% senior subordinated notes and $250 million 6 3/4% senior subordinated notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, our senior secured credit facility and our $200 million 6 7/8% and our $250 million 6 3/4% senior subordinated notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities. At June 30, 2006, we were in compliance with all required financial covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at June 30, 2006, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal amounts maturing and weighted-average interest rates during the period. For interest rate swaps, the table presents notional amounts and weighted average interest rates outstanding during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve as of June 30, 2006.

								Fair Value
	7/01/06-6/30/07	7/01/07-6/30/08	7/01/08-6/30/09	7/01/09-6/30/10	7/01/10-6/30/11	Thereafter	Total	6/30/06
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—		$450,163	$450,163	$428,788
Average interest rate						6.81%
Variable rate	$16,500	$65,250	$93,687	$97,750	$492,938	$1,579,500	$2,345,625	$2,345,625
Average interest rate (1)	7.41%	7.30%	7.34%	7.43%	7.48%	7.48%
Leases	$1,947	$2,136	$2,315	$1,338	$1,030	$2,851	$11,617	$11,617
Average interest rate	6.68%	6.68%	6.68%	6.65%	6.66%	6.66%
Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$1,260,000	$1,260,000	$811,000	$574,000	$—	$—	N/A	$25,057
Average pay rate	4.84%	4.84%	4.93%	5.02%			N/A
Average receive rate (3)	5.66%	5.55%	5.59%	5.68%			N/A

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

In accordance with the terms of its $2.725 billion senior secured credit facility, the Company was required to enter into interest rate swap agreements in amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the credit facility. On October 27, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. On May 8, 2006, the Company entered into three interest rate swap contracts with a term of five years, notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%.  Under these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate relating to these contracts as of June 30, 2006 was 5.11% for the $960 million swaps and 5.16% for the $300 million swaps.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in “Note 9. Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Annual Meeting of Shareholders of the Company was held on June 1, 2006.

(b)           All director nominees were elected.

(c)           Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors:

Name	Votes For	Votes Withheld
David A. Handler	52,006,458	27,187,634
John M. Jacquemin	56,105,269	23,088,823

Peter M. Carlino, Harold Cramer, Robert P. Levy and Barbara Z. Shattuck also serve as directors of the Company, and their terms of office continued after the Annual Meeting.

ITEM 5.  OTHER INFORMATION

Entry into an Amendment to a Material Definitive Agreement

On August 7, 2006, PNGI Pocono, Inc., an indirect wholly-owned subsidiary of Penn National Gaming, Inc. and successor to PNGI Pocono Corp. and PNGI, LLC, entered into the Second Amendment to Purchase Agreement and Release of Claims (“Amendment and Release”) with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the “Purchase Agreement”) pursuant to which the MTGA purchased The Downs Racing, Inc. and its subsidiaries from the Company.  Under the Amendment and Release, we agreed to pay MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against us under the Purchase Agreement and to terminate all post-closing termination rights it might have had under the Purchase Agreement.  There are no material relationships between us or our affiliates and the MTGA other than with respect to the Purchase Agreement, as amended.  The Purchase Agreement was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 20, 2004.  The Amendment and Release is filed as Exhibit 2.2 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

2.1	Amendment No. 1 to Purchase Agreement, dated as of January 7, 2005, by and among PNGI Pocono Corp., PNGI, LLC, and The Mohegan Tribal Gaming Authority

2.2	Second Amendment to Purchase Agreement and Release of Claims, dated as of August 7, 2006, between PNGI Pocono Inc. and The Mohegan Tribal Gaming Authority, and joined in by Penn National Gaming, Inc.

31.1	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.

August 9, 2006	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

2.1	Amendment No. 1 to Purchase Agreement, dated as of January 7, 2005, by and among PNGI Pocono Corp., PNGI, LLC, and The Mohegan Tribal Gaming Authority

2.2	Second Amendment to Purchase Agreement and Release of Claims, dated as of August 7, 2006, between PNGI Pocono Inc. and The Mohegan Tribal Gaming Authority, and joined in by Penn National Gaming, Inc.

31.1	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002