Form 10-Q
period 2006-09-30
PENN NATIONAL GAMING INC
filed 2006-11-09
CIK 921738

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒                    Accelerated filer ☐              Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of November 3, 2006
Common Stock, par value $.01 per share	84,919,324 (includes 440,000 shares of restricted stock)

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

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$136,322	$132,620
Receivables, net of allowance for doubtful accounts of $3,046 and $2,994 at September 30, 2006 and December 31, 2005, respectively	58,857	47,632
Insurance receivable	—	51,160
Prepaid expenses and other current assets	53,083	26,780
Deferred income taxes	33,992	48,150
Total current assets	282,254	306,342

Property and equipment, net	1,317,614	1,059,892
Other assets
Investment in and advances to unconsolidated affiliate	16,277	17,184
Goodwill	1,894,074	1,848,661
Other intangible assets	727,555	743,521
Deferred financing costs, net of accumulated amortization of $13,629 and $7,349 at September 30, 2006 and December 31, 2005, respectively	60,196	70,960
Other assets	72,954	92,861
Restricted assets held for sale	—	50,983
Total other assets	2,771,056	2,824,170
Total assets	$4,370,924	$4,190,404
Current liabilities
Current maturities of long-term debt	$18,481	$18,567
Accounts payable	43,472	25,549
Accrued expenses	105,821	116,552
Accrued interest	30,449	33,303
Accrued salaries and wages	59,108	54,579
Gaming, pari-mutuel, property, and other taxes	56,176	47,724
Income taxes payable	26,168	18,284
Insurance financing	26,490	6,115
Other current liabilities	27,857	20,636
Total current liabilities	394,022	341,309

Long-term liabilities
Long-term debt, net of current maturities	2,783,713	2,767,662
Deferred income taxes	370,222	259,708
Other noncurrent liabilities	244	659
Liabilities held for sale	—	274,523
Total long-term liabilities	3,154,179	3,302,552

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, none issued and outstanding at September 30, 2006 and December 31, 2005)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 86,533,864 shares at September 30, 2006, and 85,064,886 shares at December 31, 2005, issued)	865	850
Treasury stock (1,698,800 shares issued at September 30, 2006 and December 31, 2005)	(2,379)	(2,379)
Additional paid-in capital	241,299	206,763
Retained earnings	580,207	340,469
Accumulated other comprehensive income	2,731	840
Total shareholders’ equity	822,723	546,543
Total liabilities and shareholders’ equity	$4,370,924	$4,190,404

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenues
Gaming	$536,901	$249,824	$1,531,155	$749,962
Racing	13,075	11,627	40,277	36,731
Management service fee	4,819	5,201	14,127	13,968
Food, beverage and other	59,198	34,113	164,183	111,263
Gross revenues	613,993	300,765	1,749,742	911,924
Less promotional allowances	(27,882)	(13,828)	(78,056)	(47,353)
Net revenues	586,111	286,937	1,671,686	864,571

Operating expenses
Gaming	278,079	136,535	788,705	403,557
Racing	10,094	9,173	31,020	28,241
Food, beverage and other	52,703	25,603	149,931	75,328
General and administrative	85,984	39,248	234,595	131,488
Hurricane expense	—	19,142	—	19,142
Settlement costs	—	—	—	28,175
Depreciation and amortization	31,196	14,942	88,642	46,406
Total operating expenses	458,056	244,643	1,292,893	732,337
Income from continuing operations	128,055	42,294	378,793	132,234

Other income (expenses)
Interest expense	(49,732)	(12,824)	(145,927)	(41,652)
Interest income	882	958	2,652	3,180
(Loss) earnings from joint venture	(1,665)	230	(678)	1,216
Other	(593)	532	(519)	438
Loss on early extinguishment of debt	—	—	(10,022)	(16,673)
Total other expenses	(51,108)	(11,104)	(154,494)	(53,491)

Income from continuing operations before income taxes	76,947	31,190	224,299	78,743
Taxes on income	36,548	11,386	99,222	27,793
Net income from continuing operations	40,399	19,804	125,077	50,950

Loss from discontinued operations, net of tax	—	(2,291)	—	(5,512)
Gain on sale of discontinued operations, net of tax	114,661	37,888	114,661	37,888
Net income	$155,060	$55,401	$239,738	$83,326

Earnings per share-Basic
Income from continuing operations	$0.48	$0.24	$1.49	$0.62
Discontinued operations, net of tax	1.36	0.43	1.36	0.39
Basic earnings per share	$1.84	$0.67	$2.85	$1.01

Earnings per share-Diluted
Income from continuing operations	$0.47	$0.23	$1.45	$0.59
Discontinued operations, net of tax	1.32	0.41	1.32	0.38
Diluted earnings per share	$1.79	$0.64	$2.77	$0.97

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2005	85,064,886	$850	$(2,379)	$206,763	$340,469	$840	$546,543
Stock option activity, including tax benefit of $9,405	1,028,978	11	—	33,249	—	—	33,260	$—
Restricted stock activity	440,000	4	—	1,287	—	—	1,291	—
Change in fair value of interest rate swap contracts, net of income taxes of $1,041	—	—	—	—	—	1,823	1,823	1,823
Foreign currency translation adjustment	—	—	—	—	—	68	68	68
Net income	—	—	—	—	239,738	—	239,738	239,738
Balance, September 30, 2006	86,533,864	$865	$(2,379)	$241,299	$580,207	$2,731	$822,723	$241,629

Balance, December 31, 2004	83,131,940	$831	$(2,379)	$178,459	$219,539	$1,642	$398,092
Exercise of stock options, including tax benefit of $16,754	1,841,946	18	—	27,114	—	—	27,132	$—
Restricted stock activity	—	—	—	358	—	—	358	—
Change in fair value of interest rate swap contracts, net of income taxes of $563	—	—	—	—	—	(1,046)	(1,046)	(1,046)
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $29	—	—	—	—	—	(54)	(54)	—
Foreign currency translation adjustment	—	—	—	—	—	106	106	106
Net income	—	—	—	—	83,326	—	83,326	83,326
Balance, September 30, 2005	84,973,886	$849	$(2,379)	$205,931	$302,865	$648	$507,914	$82,386

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2006	2005
		Revised - see Note 2
Operating activities
Net income	$239,738	$83,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,642	46,406
Amortization of deferred financing costs charged to interest expense	8,551	2,318
Amortization of the unrealized gain on interest rate swap contracts charged to interest expense, net of income tax benefit	—	(54)
Loss on sale of fixed assets	792	2,185
Book value of assets tranferred to insurance receivable	—	29,770
Loss (earnings) from joint venture	678	(1,215)
Loss relating to early extinguishment of debt	2,255	7,246
Deferred income taxes	(14,766)	(87,112)
Charge for stock compensation	15,235	358
Gain on sale of discontinued operations	(114,661)	(37,888)
Tax benefit from stock options exercised	—	16,754
(Increase) decrease, net of businesses acquired
Accounts receivable	(11,225)	2,862
Insurance receivable	(22,809)	(38,870)
Prepaid expenses and other current assets	(23,440)	(2,475)
Prepaid income taxes	—	5,706
Other assets	19,158	(10,717)
Increase (decrease), net of businesses acquired
Accounts payable	17,923	(4,864)
Accrued expenses	(9,511)	16,211
Accrued interest	(2,854)	(7,421)
Accrued salaries and wages	4,529	1,642
Gaming, pari-mutuel, property and other taxes	7,868	4,575
Income taxes payable	8,663	87,177
Other current and non-current liabilities	2,320	(11,757)
Operating cash flows from discontinued operations	12	(4,259)
Net cash provided by operating activities	217,098	99,904
Investing activities
Expenditures for property and equipment	(246,673)	(68,485)
Proceeds from sale of property and equipment	2,270	690
Proceeds from sale of business	—	274,523
Acquisition of businesses, net of cash acquired	—	(1,050)
Payments to joint venture	—	(20)
Investing cash flows from discontinued operations	—	(1,131)
Net cash (used in) provided by investing activities	(244,403)	204,527
Financing activities
Proceeds from exercise of options	9,911	10,376
Proceeds from issuance of long-term debt	167,383	250,000
Principal payments on long-term debt	(176,025)	(470,797)
Increase in deferred financing cost	(42)	(7,687)
Proceeds from insurance financing	29,432	—
Payments on insurance financing	(9,057)	—
Tax benefit from stock options exercised	9,405	—
Net cash provided by (used in) financing activities	31,007	(218,108)
Net increase in cash and cash equivalents	3,702	86,323
Cash and cash equivalents at beginning of period	132,620	87,620
Cash and cash equivalents at end of period	$136,322	$173,943

Supplemental disclosure
Interest expense paid	$148,216	$46,508
Income taxes paid	$94,069	$21,456

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

During the second quarter of 2006, as a result of the Company’s review of trends in interpreting accounting pronouncements and gaming industry practices for accounting for customer cash incentives, the Company reclassified cash redemption coupons to contra-revenue from operating expense.  The reclassification had no effect on operating income, net income or earnings per share for the three and nine months ended September 30, 2005.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in gaming expenses. The amounts included in promotional allowances for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Rooms	$3,200	$1,604	$8,780	$5,196
Food and beverage	22,950	11,053	62,186	35,250
Other	1,732	1,171	7,090	6,907
Total promotional allowances	$27,882	$13,828	$78,056	$47,353

The estimated cost of providing such complimentary services for the three and nine months ended September 30, 2006 and 2005 that is included in operating expenses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Rooms	$1,341	$891	$3,656	$3,028
Food and beverage	15,737	7,335	43,322	23,600
Other	939	530	4,552	2,131
Total cost of complimentary services	$18,017	$8,756	$51,530	$28,759

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities, such as stock options.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share. Options to purchase 2,147,084 and 2,090,016 shares of common stock were outstanding for the three and nine months ended September 30, 2006, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive. Options to purchase 60,000 and 75,000 shares of common stock were outstanding for the three and nine months ended September 30, 2005, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Determination of shares:
Weighted-average common shares outstanding	84,385	83,259	84,124	82,754
Assumed conversion of dilutive stock options	2,195	2,927	2,381	3,023
Diluted weighted-average common shares outstanding	86,580	86,186	86,505	85,777

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

The most significant difference between the fair value approaches prescribed by SFAS 123 and SFAS 123(R) and the intrinsic-value method prescribed by APB 25 related to the recognition of compensation expense for stock option awards based on their grant-date fair value. Under SFAS 123, the Company estimated the fair value of stock option grants using the Black-Scholes option-pricing model. The following table reflects the pro forma impact on net income and earnings per share for the three and nine months ended September 30, 2005 of accounting for the Company’s stock-based compensation using the fair value provisions of SFAS 123, as amended by SFAS 148. The effects of applying SFAS 123 and SFAS 148 in the pro forma disclosure below are not indicative of future amounts. Additional awards in future years are anticipated.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(in thousands)

Net income, as reported	$55,401	$83,326
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	76	232
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,487)	(7,525)
Pro forma net income	$52,990	$76,033

Earnings per share:
Basic-as reported	$0.67	$1.01
Basic-pro forma	0.64	0.92

Diluted-as reported	0.64	0.97
Diluted-pro forma	0.62	0.89

Prior to the adoption of SFAS 123(R), the Company included all tax benefits associated with stock-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (“excess tax benefits”) to be classified as financing cash flows. The Company included $9.4 million of excess tax benefits in the Company’s cash flows from financing activities for the nine months ended September 30, 2006 that would have been classified as operating cash flows had the Company not adopted SFAS 123(R).

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 4.26 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994, and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at September 30, 2006 and 2005:

	September 30,
	2006	2005
Risk-free interest rate	5.11%	3.40%
Expected volatility	43.29%	40.00%
Dividend yield	—	—
Weighted-average expected life (years)	4.26	6.00
Forfeiture rate	4.00%	—

Beginning on January 1, 2006, the Company’s estimated forfeiture rate was 2.00%. During the third quarter of 2006, due to the departure of one of the Company’s senior executives, the Company changed its estimated forfeiture rate to 4.00%.

Statements of Cash Flows

Beginning with the year ended December 31, 2005, the Company changed the presentation of its cash flows to separately disclose the operating, investing and financing portions of cash flows attributable to the Company’s discontinued operations. The Company had previously reported these amounts on a combined basis. This change was in response to public statements by the Securities and Exchange Commission Staff concerning the classification of discontinued operations on the statements of cash flows. For the nine months ended September 30, 2006 and 2005, cash flows relating to discontinued operations have been separately disclosed within operating and investing activities. For the nine months ended September 30, 2006 and 2005, there were no cash flows relating to discontinued operations that were financing activities.

Certain Risks and Uncertainties

The Company’s operations are dependent on its continued licensing by state gaming commissions. The loss of a license in any jurisdiction in which the Company operates could have a material adverse effect on future results of operations.

The Company is dependent on each gaming property’s local market for a significant number of its patrons and revenues. If economic conditions in these areas deteriorate or additional gaming licenses are awarded in these markets, the Company’s results of operations could be adversely affected.

The Company is also dependent upon a stable gaming and admission tax structure in the states in which it operates. Any change in the tax structure could have a material adverse effect on future results of operations.

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

4.             Acquisitions

Argosy Gaming Company

On October 3, 2005, the Company acquired 100% of the stock of Argosy Gaming Company (“Argosy”). The acquisition reflects the continuing efforts of the Company to diversify by reducing its dependency on individual properties and legislative jurisdictions. The transaction was accounted for as a purchase transaction, in accordance with SFAS No. 141, “Business Combinations.” As a result, the net assets of Argosy were recorded at their fair value, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill.

In order to assist the Company in assigning values of assets acquired and liabilities assumed in this transaction, the Company obtained a third-party valuation of significant identifiable intangible assets acquired, as well as other assets acquired. In addition, the Company recorded a current tax liability for identified tax contingencies and an estimate for the deferred tax liability arising from the acquisition due to the difference between the fair value and the tax basis of the net assets acquired. The current and deferred tax liabilities, which increased the amount of goodwill recorded in the acquisition, are subject to change upon recognition and/or settlement of tax contingencies. These changes, if any, will also affect goodwill, and will not have a material impact on the Company’s consolidated statements of income.

The pro forma consolidated results of operations for the three and nine months ended September 30, 2005, as if the acquisition of Argosy had occurred on January 1, 2005, are as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Pro Forma
Net revenues	$537,971	$1,605,077
Income from continuing operations	92,802	278,533
Net income from continuing operations	27,989	73,905
Basic earnings per share	0.34	0.89
Diluted earnings per share	0.33	0.86

“Note 5: Acquisitions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 provides further detail regarding the Argosy acquisition.

5.             Hurricane Katrina

As a result of Hurricane Katrina’s direct hit on the Mississippi Gulf Coast on August 29, 2005, two of the Company’s casinos, Hollywood Casino Bay St. Louis (formerly known as Casino Magic — Bay St. Louis) and Boomtown Biloxi, were significantly damaged, many employees were displaced and operations ceased at the two properties.  Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

The Company had significant levels of insurance in place at the time of Hurricane Katrina to cover the losses resulting from the hurricane, including an “all risk” insurance policy covering “named windstorm” damage, flood damage, debris removal, preservation of property expense, demolition and increased cost of construction expense, losses resulting from business interruption and extra expenses, all as defined in the policies. The comprehensive business interruption and property damage insurance policies had an overall limit of $400 million, and was subject to property damage deductibles for Hollywood Casino Bay St. Louis and Boomtown Biloxi of approximately $6.0 million and $3.5 million, respectively. The business interruption insurance component of this policy was subject to a five-day deductible.

The Company recognized a pre-tax charge of $19.1 million associated with the expenses incurred from Hurricane Katrina during the nine months ended September 30, 2005. The costs included property insurance and business interruption policy deductible expense, compensation being paid to employees through November 30, 2005 that exceeded the ordinary payroll limits under the business interruption policy, the purchase of replacement flood insurance for coverage during the remaining insurance policy term, contributions to the Penn National Gaming Foundation’s Hurricane Katrina Relief Project and costs for insurance claim consultants. The charge did not reflect any loss resulting from the damage to the land-based facilities and casino barges at Hollywood Casino Bay St. Louis and Boomtown Biloxi, as this amount was not yet known. Although the Company believes that insurance proceeds will be sufficient to fund replacement costs, at September 30, 2006, a $3.9 million liability is included within other current liabilities on the Company’s balance sheet, since the refunds received are considered advances against the overall claim and the details of the claim are not yet settled. The $51.2 million insurance receivable recorded at December 31, 2005 was limited to the net historical book value of assets believed to be damaged, destroyed or abandoned, fixed business expenses and out-of-pocket costs for certain additional expenses incurred during the period as a direct result of the hurricane. During the three and nine months ended September 30, 2006, the Company received $27.1 million and $79.4 million, respectively, from its insurance carriers relating to Hurricane Katrina. Through December 31, 2005, the Company received $27.3 million from its insurance carriers relating to Hurricane Katrina.

On August 8, 2006, the Company renewed its property insurance coverage in the amount of $200 million. The $200 million coverage is “all risk”, including “named windstorm”, flood and earthquake. Also, the Company purchased an additional $250 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusion for “named windstorms” and floods. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils.

6.             Property and Equipment

Property and equipment, net, consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
Land and improvements	$179,768	$155,735
Building and improvements	770,650	699,584
Furniture, fixtures, and equipment	394,163	314,741
Transportation equipment	2,281	1,401
Leasehold improvements	14,947	13,175
Construction in progress	242,126	82,971
Total property and equipment	1,603,935	1,267,607
Less accumulated depreciation and amortization	(286,321)	(207,715)
Property and equipment, net	$1,317,614	$1,059,892

Depreciation and amortization expense, for property and equipment, totaled $29.5 million and $83.7 million for the three and nine months ended September 30, 2006, respectively, as compared to $14.3 million and $44.5 million for the three and nine months ended September 30, 2005, respectively. Interest capitalized in connection with major construction projects was $5.6 million and $.7 million for the nine months ended September 30, 2006 and 2005, respectively.

7.             Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets had a gross carrying value of $2.6 billion at September 30, 2006 and December 31, 2005, and accumulated amortization of $17.8 million and $12.8 million at September 30, 2006 and December 31, 2005, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Goodwill	$1,894,074	$—	$1,894,074	$1,848,661	$—	$1,848,661
Gaming licenses and trademarks	700,198	—	700,198	711,174	—	711,174
Other intangible assets	45,126	17,769	27,357	45,126	12,779	32,347
Total	$2,639,398	$17,769	$2,621,629	$2,604,961	$12,779	$2,592,182

                During the nine months ended September 30, 2006, goodwill increased by $45.4 million, primarily due to the finalization of certain fixed asset and deferred tax valuations associated with the Argosy and Bangor Historic Track, Inc. acquisitions.  This increase was partially offset by an $11.0 million decrease in the value assigned to the Argosy gaming license intangible asset.

The Company’s intangible asset amortization expense was $1.7 million and $5.0 million for the three and nine months ended September 30, 2006, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at September 30, 2006 (in thousands):

2006 (three months)	$1,665
2007	6,655
2008	6,488
2009	5,988
2010	5,119
Thereafter	1,442
Total	$27,357

8.             Long-term Debt

Long-term debt, net of current maturities, is as follows (in thousands):

	September 30,	December 31,
	2006	2005

Senior secured credit facility	$2,316,000	$2,148,875
$175 million 8 7/8% senior subordinated notes	—	175,000
$200 million 6 7/8% senior subordinated notes	200,000	200,000
$250 million 6¾% senior subordinated notes	250,000	250,000
$200 million 9% senior subordinated notes	10	10
$350 million 7% senior subordinated notes	—	153
Other long term obligations	24,607	—
Capital leases	11,577	12,191
	2,802,194	2,786,229
Less current maturities of long-term debt	(18,481)	(18,567)
	$2,783,713	$2,767,662

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2006 (in thousands):

Within one year	$18,481
1-3 years	193,190
3-5 years	558,629
Over 5 years	2,031,894
Total minimum payments	$2,802,194

At September 30, 2006 and December 31, 2005, the Company was contingently obligated under letters of credit issued pursuant to its senior secured credit facility with face amounts totaling $83.6 million and $72.5 million, respectively.

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

In accordance with the terms of its $2.725 billion senior secured credit facility, the Company was required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the credit facility. On October 27, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. On May 8, 2006, the Company entered into three interest rate swap contracts with a term of five years, notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%.  The annual weighted-average interest rate of the three contracts is 5.26%. Under these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate relating to these contracts as of September 30, 2006 was 5.49% for the $960 million swaps and 5.50% for the $300 million swaps.

Redemption of 8 7/8% Senior Subordinated Notes

In February 2006, the Company called for the redemption of its $175 million 8 7/8% senior subordinated notes. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest and was made on March 15, 2006. The Company funded the redemption of the notes from available cash and borrowings under its revolving credit facility.

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

6¾% Senior Subordinated Notes

On March 9, 2005, the Company completed an offering of $250 million of 6¾% senior subordinated notes that mature on March 1, 2015. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005. The 6¾% notes are general unsecured obligations and are not guaranteed by the Company’s subsidiaries. The 6¾% notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act. The Company used the net proceeds from the offering to redeem its $200 million 11⅛% senior subordinated notes due March 1, 2008 and to repay a portion of the term loan indebtedness under the previous senior secured credit facility.

Other long-term obligations

On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (the “MTGA”). In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding until August 7, 2006. Under the terms of the agreement, MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events.

On August 7, 2006, the Company entered into the Second Amendment to the Purchase Agreement and Release of Claims (“Amendment and Release”) with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the “Purchase Agreement”), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA’s surrender of  all post-closing termination rights it might have had under the Purchase Agreement. The Company recorded the $24.6 million present value of this liability within long-term debt, as the amount due to the MTGA is payable over five years, with the first payment date estimated to occur in late 2007.

Covenants

The Company’s senior secured credit facility and $200 million 6 7/8% and $250 million 6¾% senior subordinated notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility and $200 million 6 7/8% and $250 million 6¾% senior subordinated notes restrict, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

During the three months ended September 30, 2006, the Company made certain amendments to its existing $2.725 billion senior secured credit facility, including the modification of the applicable covenants to enable the Company to repurchase up to $200 million of its equity or debt securities, the modification of the Company’s capital expenditure covenant to increase certain permitted expenditures consistent with the Company’s development and expansion projects, and the modification of the Company’s collateral documents in accordance with requirements of the Pennsylvania gaming authorities.

At September 30, 2006, the Company was in compliance with all required financial covenants.

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

In October 2002, in response to the Company’s plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue-based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company’s request to relocate the barge. Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved the Company’s plan to relocate the barge. In March 2004, the trial court ruled in favor of the Company on all counts. The plaintiff appealed the decision to the Fifth Circuit, and on May 3, 2005, the Fifth Circuit ruled that the trial court’s decision should be affirmed in part and reversed and remanded in part. In its decision, the Fifth Circuit upheld the tenant’s right to relocate but remanded the case to the trial court because there was insufficient evidence in the record to determine whether the casino barge would be relocated to a place which would trigger the increased rent obligation under the lease. The Court has set a scheduling order setting the trial date for February 26, 2007.  The Company intends to file dispositive motions by December 1, 2006.  The parties have also engaged in active settlement negotiations, but have not yet reached a final settlement of this matter.

In November 2005, Capital Seven, LLC and Shawn A. Scott (“Capital Seven”), the sellers of Bangor Historic Track (“BHT”), filed a demand for arbitration with the American Arbitration Association seeking $30 million plus interest and other damages. Capital Seven alleges a breach of contract by the Company based on the Company’s payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price the sellers claim is due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on the Company’s operations, and currently are disputing the effective tax rate. The dispute is currently in its initial stages. Pursuant to the dispute resolution procedures, the Company deposited $30 million in escrow, pending a resolution. This amount is included within the other assets line item on the Company’s consolidated balance sheets at September 30, 2006 and December 31, 2005. The parties are currently in the process of choosing arbitrators.

In conjunction with the Company’s merger with Argosy, the Company became responsible for litigation initiated over eight years ago related to the Baton Rouge property formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. Shareholders, Argosy Gaming Company, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, seeks to prove that the gaming license was invalidly issued and seeks to recover lost gaming revenues that the plaintiff contends it could have earned if the gaming license had been properly issued to the plaintiff.   The Company has filed numerous dispositive motions.  On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost profits.  The plaintiff is attempting to appeal this ruling.  Three other motions for summary judgment filed by the Company are currently pending and will be heard in November and December of 2006.  Plaintiff has filed a partial summary judgment motion on liability which will be heard in December.   The trial is scheduled for late January 2007.

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

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $7.9 million and $20.9 million for the three and nine months ended September 30, 2006, respectively.

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

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at September 30, 2006 are as follows (in thousands):

Within one year	$13,110
1-3 Years	21,127
3-5 Years	15,364
Over 5 years	218,487
Total	$268,088

Capital Expenditure Commitments

At September 30, 2006, the Company is contractually committed to spend approximately $52.2 million in capital expenditures for projects in progress.

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

On April 16, 2003, the Company’s Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”). On May 22, 2003, the Company’s shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permits the grant of options to purchase Common Stock and other market-based and performance-based awards. Up to 12,000,000 shares of Common Stock are available for awards under the 2003 Plan. The 2003 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options. Unless this plan is extended, no awards shall be granted or exchanges effected under this plan after May 31, 2013. At September 30, 2006, there were 4,215,500 options available for future grants under the 2003 Plan.

Stock options that expire between February 8, 2007 and January 12, 2016 have been granted to officers, directors and employees to purchase Common Stock at prices ranging from $2.03 to $41.37 per share. All options were granted at the fair market value of the Common Stock on the date the options were granted.

The following table contains information on stock options for the nine months ended September 30, 2006:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Option	Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2005	7,733,814	$17.09
Granted	1,746,500	33.24
Exercised	(1,028,978)	9.63
Canceled	(92,500)	21.57
Outstanding at September 30, 2006	8,358,836	$21.33	5.13	$145,835

Included in the above are common stock options that were issued in 2003 to the Company’s Chairman outside of the 1994 Plan and the 2003 Plan. These options were issued at $7.95 per share, and are exercisable through February 6, 2013. At September 30, 2006 and December 31, 2005, the number of these common stock options that were outstanding was 23,750 and 95,000, respectively. In addition, the Company issued 160,000 restricted stock awards in 2004, which fully vest in May 2009, and issued 280,000 restricted stock awards in 2006, which fully vest by 2011. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 were $14.55 and $12.15, respectively.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $28.7 million and $50.7 million, respectively.

At September 30, 2006, there were 2,954,836 shares that were exercisable, with a weighted-average exercise price of $13.51, a weighted-average remaining contractual term of 3.83 years, and an aggregate intrinsic value of $74.7 million.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Exercise Price Range			Total
	$2.03 to	$14.56 to	$30.18 to	$2.03 to
Outstanding options	$12.15	$29.22	$41.37	$41.37
Number outstanding	3,557,676	2,872,160	1,929,000	8,358,836
Weighted-average remaining contractual life (years)	3.69	5.80	6.80	5.13
Weighted-average exercise price	$9.57	$27.92	$33.24	$21.33
Exercisable options
Number outstanding	2,213,676	708,660	32,500	2,954,836
Weighted-average exercise price	$8.80	$27.28	$33.95	$13.51

Compensation costs related to stock-based compensation for the nine months ended September 30, 2006 totaled $15.2 million pre-tax ($11.0 million after-tax), or $.13 per diluted share, and are included in the consolidated statements of income under general and administrative expenses.

At September 30, 2006, the total compensation cost related to nonvested awards not yet recognized equaled $50.1 million, including $42.4 million for stock options and $7.7 million for restricted stock. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

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

12.          Subsidiary Guarantors

Under the terms of the $2.725 billion senior secured credit facility, all of the Company’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets of $16.3 million (less than .4 % of total assets at September 30, 2006). Each of the subsidiary guarantors are 100% owned by Penn. In addition, the guarantees provided by the Company’s subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several, and Penn has no significant independent assets and no independent operations at, and for the three and nine months ended, September 30, 2006. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and nine months ended, September 30, 2006, as Penn had no significant independent assets and no independent operations at, and for the three and nine months ended, September 30, 2006, the guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are considered minor.

Under the terms of the $200 million 6⅞% senior subordinated notes, most of the Company’s subsidiaries are guarantors. Each of the subsidiary guarantors are 100% owned by Penn. In addition, the guarantees provided by the Company’s subsidiaries under the terms of the $200 million 6⅞% senior subordinated notes are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three and nine months ended, September 30, 2006. There are no significant restrictions within the $200 million 6⅞% senior subordinated notes on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

Summarized financial information, excluding discontinued operations, at, and for the three and nine months ended, September 30, 2006 and 2005 for Penn, the subsidiary guarantors of the 6⅞% senior subordinated notes and subsidiary non-guarantors is presented below. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

		Subsidiary	Subsidiary
	Penn	Guarantors	Non-Guarantors	Eliminations	Consolidated
At September 30, 2006
Condensed Consolidating Balance Sheet (in thousands)
Current assets	$(34,743)	$298,602	$15,729	$2,666	$282,254
Property and equipment, net	166,258	1,151,356	—	—	1,317,614
Other assets	3,486,461	2,684,761	(5,055)	(3,395,111)	2,771,056
Total	$3,617,976	$4,134,719	$10,674	$(3,392,445)	$4,370,924
Current liabilities	47,531	340,291	6,768	(568)	394,022
Long-term liabilities	2,750,881	3,423,333	—	(3,020,035)	3,154,179
Shareholders’ equity	819,564	371,095	3,906	(371,842)	822,723
Total	$3,617,976	$4,134,719	$10,674	$(3,392,445)	$4,370,924
Three months ended September 30, 2006 Condensed Consolidating Statement of Income (in thousands)
Net revenues	$—	$581,353	$4,819	$(61)	$586,111
Total operating expenses	20,156	433,244	4,717	(61)	458,056
(Loss) income from operations	(20,156)	148,109	102	—	128,055
Other expenses	4,987	142,834	16	—	147,837
(Loss) income before income taxes	(15,169)	290,943	118	—	275,892
Taxes on income	(14,811)	135,533	110	—	120,832
Net (loss) income	$(358)	$155,410	$8	$—	$155,060
Nine months ended September 30, 2006 Condensed Consolidating Statement of Income (in thousands)
Net revenues	$—	$1,657,764	$14,127	$(205)	$1,671,686
Total operating expenses	51,768	1,227,615	13,715	(205)	1,292,893
(Loss) income from operations	(51,768)	430,149	412	—	378,793
Other expenses	(15,697)	60,208	(60)	—	44,451
(Loss) income before income taxes	(67,465)	490,357	352	—	423,244
Taxes on income	(47,896)	231,075	327	—	183,506
Net (loss) income	$(19,569)	$259,282	$25	$—	$239,738
Nine months ended September 30, 2006 Condensed Consolidating Statement of Cash Flows (in thousands)
Net cash provided by (used in) operating activities	$125,855	$91,529	$(286)	$—	$217,098
Net cash used in investing activities	(156,089)	(88,314)	—	—	(244,403)
Net cash provided by (used in) financing activities	31,774	(767)	—	—	31,007
Net increase (decrease) in cash and cash equivalents	1,540	2,448	(286)	—	3,702
Cash and cash equivalents at beginning of period	(1,841)	133,863	598	—	132,620
Cash and cash equivalents at end of period	$(301)	$136,311	$312	$—	$136,322

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

At December 31, 2005 Condensed Consolidating Balance Sheet (in thousands)
Current assets	$3,125	$273,840	$17,622	$11,788	$306,375
Property and equipment, net	14,739	1,079,537	—	—	1,094,276
Other assets	3,171,884	3,145,822	(4,575)	(3,523,378)	2,789,753
Total	$3,189,748	$4,499,199	$13,047	$(3,511,590)	$4,190,404
Current liabilities	$61,537	$270,307	$9,376	$89	$341,309
Long-term liabilities	2,757,359	3,831,787	-	(3,286,594)	3,302,552
Shareholders’ equity	370,852	397,105	3,671	(225,085)	546,543
Total	$3,189,748	$4,499,199	$13,047	$(3,511,590)	$4,190,404
Three months ended September 30, 2005 Condensed Consolidating Statement of Income (in thousands)
Net revenues	$—	$281,849	$12,516	$(113)	$294,252
Total operating expenses	7,137	232,634	9,679	(113)	249,337
(Loss) income from operations	(7,137)	49,215	2,837	—	44,915
Other income (expenses)	8,872	(23,846)	56,009	—	41,035
Income before income taxes	1,735	25,369	58,846	—	85,950
Taxes on income	22,950	7,496	103	—	30,549
Net (loss) income	$(21,215)	$17,873	$58,743	$—	$55,401
Nine months ended September 30, 2005 Condensed Consolidating Statement of Income (in thousands)
Net revenues	$—	$852,756	$81,495	$(491)	$933,760
Total operating expenses	21,837	699,234	78,254	(491)	798,834
(Loss) income from operations	(21,837)	153,522	3,241	—	134,926
Other income (expenses)	20,442	(77,750)	50,903	10	(6,395)
(Loss) income before income taxes	(1,395)	75,772	54,144	10	128,531
Taxes on income	38,433	6,591	181	—	45,205
Net (loss) income	$(39,828)	$69,181	$53,963	$10	$83,326
Nine months ended September 30, 2005 Condensed Consolidating Statement of Cash Flows (in thousands)
Net cash provided by (used in) operating activities	$84,833	$42,570	$(27,499)	$—	$99,904
Net cash provided by (used in) investing activities	244,447	(39,920)	—	—	204,527
Net cash used in financing activities	(216,950)	(1,157)	(1)	—	(218,108)
Net increase (decrease) in cash and cash equivalents	112,330	1,493	(27,500)	—	86,323
Cash and cash equivalents at beginning of period	3,020	56,307	28,293	—	87,620
Cash and cash equivalents at end of period	$115,350	$57,800	$793	$—	$173,943

13.          Discontinued Operations—Hollywood Casino Shreveport

On August 27, 2004, the Company’s unrestricted subsidiary, Hollywood Casino Shreveport (“HCS”), in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado Resorts LLC (“Eldorado”) providing for the acquisition of HCS by certain affiliates of Eldorado. On September 10, 2004, a group of HCS’s creditors, led by Black Diamond Capital Management, LLC, filed with the U.S. Bankruptcy Court, Western District of Louisiana (“U.S. Bankruptcy Court”), located in Shreveport, Louisiana, an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code. On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that had been filed against it, and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code. HCS’s debt was non-recourse to the Company and its other subsidiaries.

On July 6, 2005, the U.S. Bankruptcy Court entered an order confirming a Chapter 11 plan that provided for the acquisition of HCS by certain affiliates of Eldorado and, on July 22, 2005, the acquisition was completed.

The Company has historically reflected the results of this transaction by classifying the assets, liabilities and results of operations of HCS as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company held no HCS assets or liabilities at September 30, 2006 and December 31, 2005.  Net revenues, income from continuing operations and net loss for HCS for the three months ended September 30, 2005 equaled $7.3 million, $2.6 million and $2.3 million, respectively. Net revenues, income from continuing operations and net loss for HCS for the nine months ended September 30, 2005 equaled $67.5 million, $2.8 million and $5.5 million, respectively.

14.          Discontinued Operations—Sale of The Downs Racing, Inc. and Subsidiaries

On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding until August 7, 2006. Reflecting taxes, post closing adjustments, fees and other expenses, the Company realized net proceeds of approximately $175 million, which, in accordance with the Company’s credit agreement, were used to retire debt or to reinvest in capital expenditures. The Company recorded the net proceeds, after paying down approximately $60 million of the senior credit facility, as restricted cash. The Company applied the remaining balance of the restricted cash, of approximately $97.0 million, to senior debt reduction in April 2005. Under the terms of the agreement, MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. On August 7, 2006, the Company entered into the Amendment and Release with the MTGA pertaining to the October 14, 2004 Purchase Agreement, and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, the Company recorded, in accordance with GAAP, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $114.7 million (net of $84.3 million of income taxes) during the three and nine months ended September 30, 2006.  In addition, the Company recorded the $24.6 million present value of the $30 million liability within long-term debt, as the amount due to the MTGA is payable over five years, with the first payment date estimated to occur in late 2007.

At December 31, 2005, the Company reflected the results of this transaction by classifying the assets, liabilities and results of operations of The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS 144.

Summarized financial information at September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005, for The Downs Racing, Inc. and its subsidiaries is as follows:

The Downs Racing, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2006	2005

Assets
Current assets	$—	$33
Property and equipment, net	—	34,385
Other assets	—	16,565
Total assets held for sale	$—	$50,983

Liabilities
Current liabilities	$—	$—
Other noncurrent liabilities	—	—
Total liabilities held for sale	$—	$—

The Downs Racing, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$—	$—	$—	$1,813
Loss from continuing operations	—	—	—	(86)
Net loss	—	—	—	(38)

15.                               Subsequent Events

On November 7, 2006, Zia Park, LLC (the “Buyer”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Zia Partners, LLC (“Zia”) and (solely with respect to specified sections thereof which relate to the Company’s guarantee described below) the Company, whereby the Buyer will acquire from Zia the Black Gold Casino and Zia Park Racetrack, located on approximately 320 acres in Hobbs, New Mexico, and all related assets of Zia for a purchase price of $200 million in cash, subject to a working capital adjustment and certain other adjustments, and will assume specified liabilities of Zia. Upon the execution of the Asset Purchase Agreement, the Buyer made a deposit of $10 million toward the purchase price. The Company has guaranteed the payment and performance of the Buyer’s obligations under the Asset Purchase Agreement. The closing of the transaction is subject to regulatory approvals and other customary closing conditions. The Company intends to fund this purchase with additional borrowings under its existing $750 million revolving credit facility.

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

We have made significant acquisitions in the past few years and expect to continue to pursue additional acquisition and development opportunities in the future. As mentioned above, on October 3, 2005, we completed our largest acquisition to date, acquiring Argosy. On March 3, 2003, we acquired Hollywood Casino Corporation, which significantly increased our revenues and cash flow. On February 12, 2004, we purchased Bangor Historic Track, Inc., in Bangor, Maine. In early November 2005, we opened a temporary gaming facility in Bangor, Maine. On July 5, 2004, Pennsylvania Governor Edward G. Rendell signed into law the Pennsylvania Race Horse Development and Gaming Act. Our plan is to develop a completely new gaming and racing facility at our Penn National Race Course in Grantville, Pennsylvania. Under this plan, we expect to open a new permanent facility with 2,000 slot machines around the first quarter of 2008 at an estimated cost of $310 million, inclusive of the $50 million gaming license fee, with the ability to add 1,000 machines as soon as demand warrants. We plan to eventually expand to up to 5,000 gaming devices, based on demand. In late September 2006, the Pennsylvania Gaming Control Board granted us a conditional Category 1 slot machine license.

While we would have preferred to develop the site, as a result of the ownership restrictions on a second slot license in the Pennsylvania gaming law, on October 15, 2004, we announced our agreement to sell The Downs Racing, Inc., its subsidiaries, land and OTWs to the Mohegan Tribal Gaming Authority (“MTGA”). In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, we entered into the Second Amendment to the Purchase Agreement and Release of Claims (“Amendment and Release”) with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the “Purchase Agreement”), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against us under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, we recorded, in accordance with GAAP, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $114.7 million (net of $84.3 million of income taxes) during the three and nine months ended September 30, 2006.

We reflected the results of the transactions for the disposition of Hollywood Casino Shreveport (“HCS”) and The Downs Racing, Inc. by classifying their assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).”  See “Discontinued Operations” below for further information about our discontinued operations.

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

Key performance indicators related to revenues are:

•                    Gaming revenue indicators—slot handle (volume indicator), table game drop (volume indicator) and “win” or “hold” percentages. Our typical property slot win percentage is in the range of 6% to 10% of slot handle and our typical table games win percentage is in the range of 15% to 25% of table game drop; and

•                    Racing revenue indicators—pari-mutuel wagering commissions (volume indicator) earned on wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through telephone account wagering, and fees from wagering on export simulcasting our races at out-of-state locations.

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

Executive Summary

Factors affecting our results for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, included the October 2005 Argosy acquisition, the contribution of Hollywood Slots at Bangor (which opened in November 2005), a full-quarter’s contribution from Boomtown Biloxi (which re-opened in June 2006), the recognition of a $114.7 million net book gain on the sale of discontinued operations, a partial quarter’s contribution from Hollywood Casino Bay St. Louis (which was formerly known as Casino Magic – Bay St. Louis, and which reopened in late August 2006), as well as the impact of higher expenses caused in part by the 3% Illinois tax surcharge on our two Chicagoland boats, increased windstorm and flood insurance costs, and income taxes.

Highlights for the quarter:

•                    Net revenues increased $299.2 million, or 104.3%, for the three months ended September 30, 2006, as compared to the same period in 2005, primarily due to the acquisition of Argosy, the contribution of Hollywood Slots at Bangor, and a full-quarter’s contribution from Boomtown Biloxi.

•                    Overall profit margin improved to 21.8% for the three months ended September 30, 2006, as compared to 14.7% for the same period in 2005.  The overall profit margin for the three months ended September 30, 2005 included $19.1 million in hurricane expenses related to our Hollywood Casino Bay St. Louis and Boomtown Biloxi properties, which were closed in late August 2005 as a result of extensive damage caused by Hurricane Katrina.

•                    Net income and diluted earnings per share increased by approximately 180% for the three months ended September 30, 2006, as compared to the same period in 2005.

•                    The results of operations of Argosy, which we acquired on October 3, 2005, have been included in our consolidated financial statements since the October 1, 2005 acquisition effective date.

•                      As a result of our entry into the Amendment and Release with the MTGA, we recorded, in accordance with GAAP, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $114.7 million (net of $84.3 million of income taxes) during the three and nine months ended September 30, 2006.

•                    On August 8, 2006, we renewed our property insurance coverage in the amount of $200 million. The $200 million coverage is “all risk”, including “named windstorm”, flood and earthquake. Also, we purchased an additional $250 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusion for “named windstorms” and floods. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils. The premium for this coverage was $4.0 million higher during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005.

Other Developments:

•                    On July 27, 2006, we announced that, by mutual agreement, Kevin DeSanctis, our President and Chief Operating Officer, would  be leaving us.  In accordance with an agreement effective October 9, 2006, Mr. DeSanctis ceased to be an executive officer. In order to facilitate an orderly transition, Mr. DeSanctis will remain an employee through February 9, 2007. We have retained Heidrick & Struggles International, Inc. to assist us in identifying a successor.

•                    Boomtown Biloxi, which had been closed since late August 2005 as a result of extensive damage caused by Hurricane Katrina, reopened on June 29, 2006 with a re-modeled interior, including approximately 1,100 new slot machines, 22 table games and a 350-seat buffet. In early September 2006, Boomtown Biloxi opened its pier-based expansion, with 300 additional slot machines, 8 poker tables and a full-service restaurant.

•                    Hollywood Casino Bay St. Louis, which had been closed since late August 2005 as a result of extensive damage caused by Hurricane Katrina, reopened on August 31, 2006 as a 40,000 square foot temporary casino, which we plan to replace with a permanent land-based casino. In addition, the damaged areas of the existing 290-room hotel tower were completely refurbished. Upon reopening, Hollywood Casino Bay St. Louis featured approximately 20 table games, six “live” poker tables and 887 slot machines, with room to expand to 1,270 slot machines.

•                    Argosy Casino Lawrenceburg continues to move forward with the construction of a planned casino development. The development includes a 1,500 space parking garage, which is expected to open in the fourth quarter of 2007, a two-level 250,000 square foot barge, and numerous infrastructure upgrades to allow more convenient access to the property, which are expected to open in the fourth quarter of 2008. The new barge will allow up to 4,000 positions on one level, and another 400 positions will be added to the second level, along with restaurants and other amenities on the gaming barge.

•                    In late September 2006, the Pennsylvania Gaming Control Board granted us a conditional Category 1 slot machine license for the placement of slot machines at our planned Hollywood Casino racing and gaming facility at our Penn National Race Course. In August 2006, we commenced construction on the integrated racing and gaming facility at Penn National Race Course. In preparation for the construction, we previously closed and razed the aging grandstand and clubhouse at Penn National Race Course, and opened a new 24,000 square foot temporary facility offering pari-mutuel wagering, food and beverage services, more than 250 television monitors, administrative offices and facilities for jockeys. The Hollywood Casino at Penn National will be a 365,000 square foot facility, and will be sized for 3,000 slot machines, with 2,000 positions planned at opening.

•                    During the third quarter of 2006, we presented to local leaders our plans for the proposed Hollywood Slots at Bangor permanent facility.  The proposed permanent facility includes a parking garage, restaurants, retail space and an off-track wagering facility. Construction on the facility, which will open with 1,000 slot machines and have capacity for 1,500 gaming machines, is planned to commence in early 2007.

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

•                    In Ohio, as the owner of Raceway Park in Toledo, we provided support for a proposed constitutional amendment that would have established a tuition grant program for Ohio students to attend public or private colleges in the state by allowing up to 3,500 slot machines at each of the state’s seven existing racetracks and two locations in downtown Cleveland.  On November 7, 2006, the proposed constitutional amendment was voted down by Ohio citizens. Our efforts and funding of this referendum reduced our earnings on a short-term basis.

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

Long-lived assets

At September 30, 2006, we had a net property and equipment balance of $1,317.6 million, representing 30% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

At September 30, 2006, we had $1,894.1 million in goodwill and $727.6 million in other intangible assets on our consolidated balance sheet, representing 43% and 17% of total assets, respectively, resulting from our acquisition of other businesses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                    Most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions and property expansion in under-penetrated markets.

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

•                    The ongoing successful expansion and revenue gains at our Charles Town Entertainment Complex, Argosy Casino Lawrenceburg, Hollywood Casino at Penn National Race Course, Hollywood Slots at Bangor and Argosy Casino Riverside facilities.

•                    Financing in a favorable interest rate environment and under an improved credit profile that facilitates our growth.

•                    The impact of Hurricane Katrina on our facilities, our future insurance rates and the Mississippi Gulf Coast market.

•                    The successful execution of the development and construction activities currently underway at a number of our facilities, as well as the risks associated with the costs, regulatory approval, and the timing for these activities.

The results of continuing operations by property level for the three and nine months ended September 30, 2006 and 2005 are summarized below (in thousands):

			Income (loss) from
	Net Revenues (1)		Continuing Operations
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Charles Town Entertainment Complex	$126,973	$118,403	$31,917	$29,408
Argosy Casino Lawrenceburg (2)	120,206	—	35,599	—
Hollywood Casino Aurora	61,781	58,619	16,680	17,842
Empress Casino Hotel (2)	59,852	—	10,768	—
Argosy Casino Riverside (2)	37,999	—	8,451	—
Casino Rouge	33,333	28,877	11,564	8,897
Argosy Casino Alton (2)	29,090	—	5,573	—
Hollywood Casino Tunica	27,089	26,855	4,785	5,096
Casino Magic-Bay St. Louis	10,767	16,366	2,163	(10,809)
Argosy Casino Sioux City (2)	13,319	—	3,133	—
Boomtown Biloxi	27,927	10,782	10,959	(5,236)
Hollywood Slots at Bangor	11,187	733	2,130	(780)
Bullwhackers	6,903	7,888	350	876
Casino Rama management service contract	4,819	5,201	4,466	4,829
Pennsylvania Racing Operations	12,691	13,213	439	(75)
Raceway Park (2)	2,175	—	(190)	—
Corporate overhead	—	—	(20,732)	(7,754)
Total	$586,111	$286,937	$128,055	$42,294

			Income (loss) from
	Net Revenues (1)		Continuing Operations
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Charles Town Entertainment Complex	$366,343	$334,390	$92,301	$83,300
Argosy Casino Lawrenceburg (2)	355,363	—	105,469	—
Hollywood Casino Aurora	184,234	169,862	53,924	48,371
Empress Casino Hotel (2)	179,904	—	38,645	—
Argosy Casino Riverside (2)	114,601	—	28,371	—
Casino Rouge	111,900	86,428	43,136	(1,865)
Argosy Casino Alton (2)	86,814	—	16,478	—
Hollywood Casino Tunica	82,146	79,553	15,814	14,029
Casino Magic-Bay St. Louis	10,767	69,576	1,789	(4,436)
Argosy Casino Sioux City (2)	40,566	—	10,121	—
Boomtown Biloxi	28,937	45,837	11,221	1,123
Hollywood Slots at Bangor	30,001	1,215	5,260	(990)
Bullwhackers	20,525	21,992	842	1,705
Casino Rama management service contract	14,127	13,968	13,098	12,959
Pennsylvania Racing Operations	38,851	41,750	1,288	2,086
Raceway Park (2)	6,607	—	(369)	—
Corporate overhead	—	—	(58,595)	(24,048)
Total	$1,671,686	$864,571	$378,793	$132,234

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

Revenues

Revenues for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	For the Three Months
	Ended September 30,			Percentage
	2006	2005	Variance	Variance
Gaming (1)	$536,901	$249,824	$287,077	114.9%
Racing	13,075	11,627	1,448	12.5%
Management service fee	4,819	5,201	(382)	(7.3)%
Food, beverage and other	59,198	34,113	25,085	73.5%
Gross revenue	613,993	300,765	313,228	104.1%
Less promotional allowances	(27,882)	(13,828)	(14,054)	101.6%
Net revenues	$586,111	$286,937	$299,174	104.3%

	For the Nine Months
	Ended September 30,			Percentage
	2006	2005	Variance	Variance
Gaming (1)	$1,531,155	$749,962	$781,193	104.2%
Racing	40,277	36,731	3,546	9.7%
Management service fee	14,127	13,968	159	1.1%
Food, beverage and other	164,183	111,263	52,920	47.6%
Gross revenue	1,749,742	911,924	837,818	91.9%
Less promotional allowances	(78,056)	(47,353)	(30,703)	64.8%
Net revenues	$1,671,686	$864,571	$807,115	93.4%

(1)                                  Reflects reclassification for cash redemption coupons to contra-revenue from operating expense described in Note 2: Summary of Significant Accounting Policies — Revenue Recognition and Promotional Allowances in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  In addition, net revenues are net of promotional allowances.

Gaming revenue

Gaming revenue increased by $287.1 million or 114.9% and $781.2 million or 104.2% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The increase in gaming revenue for the three months ended September 30, 2006 was primarily driven by the Argosy acquisition, growth at Charles Town Entertainment Complex, Casino Rouge, and Hollywood Casino Aurora, the reopening of Boomtown Biloxi, and the introduction of the Hollywood Slots at Bangor temporary facility, partially offset by a decrease at Hollywood Casino Bay St. Louis. The increase in gaming revenue for the nine months ended September 30, 2006 was primarily driven by the Argosy acquisition, growth at Charles Town Entertainment Complex, Casino Rouge and Hollywood Casino Aurora, and the introduction of the Hollywood Slots at Bangor temporary facility, partially offset by decreases at Hollywood Casino Bay St. Louis and Boomtown Biloxi.

Gaming revenue at the Argosy properties represented $249.4 million and $743.6 million of the increases for the three and nine months ended September 30, 2006, respectively.

Gaming revenue at the Charles Town Entertainment Complex increased by $8.5 million and $33.1 million for the three and nine months ended September 30, 2006, respectively, as a result of an increase in patronage due to increased market awareness and expansion of the property. The total average gaming machines on the floor was 4,153 for the three months ended September 30, 2006, as compared to 4,473 for the three months ended September 30, 2005, while the win per unit per day increased to $307 for the three months ended September 30, 2006, as compared to $264 for the three months ended September 30, 2005. The total average gaming machines on the floor increased to 4,132 for the nine months ended September 30, 2006, as compared to 4,101 for the nine months ended September 30, 2005, while the win per unit per day increased to $301 for the nine months ended September 30, 2006, as compared to $274 for the nine months ended September 30, 2005.

Gaming revenue at Casino Rouge increased by $4.3 million and $25.0 million for the three and nine months ended September 30, 2006, respectively, as a result of the growth in patron visits and win per patron visit as the population of Baton Rouge grew with residents evacuating New Orleans and southeast Louisiana area after Hurricane Katrina.

Gaming revenue at Hollywood Casino Aurora increased by $3.1 million and $14.8 million for the three and nine months ended September 30, 2006, respectively, as a result of our marketing efforts to increase the number of visitations by our customers and changes to the slot floor. During the third quarter of 2005, Illinois rolled back its gaming tax to pre-June 2003 levels and reduced the admissions tax from $4.00 to $3.00 per person. As a result, Hollywood Casino Aurora initiated a number of marketing programs that are focused on bringing back customers affected by the operational and marketing changes Hollywood Casino Aurora made in response to the gaming and admissions tax increases in 2003. These programs included the elimination of admissions charges, significant advertising of the free admission policy and the mailing of cash and food incentives to individuals who had not visited our property since 2003.

The Hollywood Slots at Bangor temporary facility, which opened to customers in November 2005, generated gaming revenue of $10.3 million and $27.4 million for the three and nine months ended September 30, 2006, respectively.

Gaming revenue at Boomtown Biloxi increased by $16.7 million for the three months ended September 30, 2006, as Boomtown Biloxi, which had been closed effective August 28, 2005, reopened on June 29, 2006.

Gaming revenue at Hollywood Casino Bay St. Louis decreased by $3.8 million for the three months ended September 30, 2006, as Hollywood Casino Bay St. Louis was closed effective August 28, 2005.  Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Gaming revenue at Hollywood Casino Bay St. Louis and Boomtown Biloxi for the nine months ended September 30, 2006 decreased by $48.5 million and $14.0 million, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage.  Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Racing revenue

Racing revenue increased by $1.4 million or 12.5% and $3.5 million or 9.7% for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, respectively. The increase in racing revenue was a result of the acquisition of Raceway Park as part of the Argosy acquisition, offset by a decline in racing revenue for our Pennsylvania racing operations.

Food, beverage and other

Food, beverage and other increased by $25.1 million or 73.5% and $52.9 million or 47.6% for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, respectively. The Argosy properties contributed $24.8 million and $75.0 million of the increase for the three and nine months ended September 30, 2006. The increase from the Argosy properties for the nine months ended September 30, 2006 was partially offset by decreases of $18.1 million and $5.0 million at Hollywood Casino Bay St. Louis and Boomtown Biloxi for the nine months ended September 30, 2006, respectively, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage.  Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Promotional allowances

Promotional allowances increased by $14.1 million or 101.6% and $30.7 million or 64.8% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The Argosy properties accounted for $13.5 million and $40.8 million of the increase for the three and nine months ended September 30, 2006  For the nine months ended September 30, 2006, the increase from the Argosy properties was partially offset by decreases of $7.8 million and $2.0 million at Hollywood Casino Bay St. Louis and Boomtown Biloxi, respectively, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Operating expenses

Operating expenses for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	For the Three Months
	Ended September 30,			Percentage
	2006	2005	Variance	Variance
Gaming (1)	$278,079	$136,535	$141,544	103.7%
Racing	10,094	9,173	921	10.0%
Food, beverage and other	52,703	25,603	27,100	105.8%
General and administrative	85,984	39,248	46,736	119.1%
Hurricane expense	—	19,142	(19,142)	(100.0)%
Settlement costs	—	—	—	—
Depreciation and amortization	31,196	14,942	16,254	108.8%
Total operating expenses	$458,056	$244,643	$213,413	87.2%

	For the Nine Months
	Ended September 30,			Percentage
	2006	2005	Variance	Variance
Gaming (1)	$788,705	$403,557	$385,148	95.4%
Racing	31,020	28,241	2,779	9.8%
Food, beverage and other	149,931	75,328	74,603	99.0%
General and administrative	234,595	131,488	103,107	78.4%
Hurricane expense	—	19,142	(19,142)	(100.0)%
Settlement costs	—	28,175	(28,175)	(100.0)%
Depreciation and amortization	88,642	46,406	42,236	91.0%
Total operating expenses	$1,292,893	$732,337	$560,556	76.5%

(1)                                  Reflects reclassification for cash redemption coupons to contra-revenue from operating expense described in Note 2: Summary of Significant Accounting Policies — Revenue Recognition and Promotional Allowances in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Gaming expenses

Gaming expenses increased by $141.5 million or 103.7% and $385.1 million or 95.4% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The increase in gaming expenses for the three months ended September 30, 2006 was primarily driven by the Argosy acquisition, increases at Charles Town Entertainment Complex and Hollywood Casino Aurora, the reopening of Boomtown Biloxi, and the introduction of the Hollywood Slots at Bangor temporary facility, partially offset by a decrease at Hollywood Casino Bay St. Louis.  The increase in gaming expenses for the nine months ended September 30, 2006 was primarily driven by the Argosy acquisition, an increase at Charles Town Entertainment Complex, and the introduction of the Hollywood Slots at Bangor temporary facility, partially offset by decreases at Hollywood Casino Bay St. Louis and Boomtown Biloxi.

Gaming expenses at the Argosy properties represented $128.2 million and $375.5 million of the increases for the three and nine months ended September 30, 2006, respectively.

Gaming expenses at the Charles Town Entertainment Complex increased by $4.6 million and $20.7 million for the three and nine months ended September 30, 2006, respectively, primarily due to increases in gaming taxes of $4.4 million and $19.6 million, respectively.

Gaming expenses at Hollywood Casino Aurora increased by $3.0 and $6.5 million for the three and nine months ended

September 30, 2006, respectively, due to higher gaming taxes, which resulted from the 3% Illinois tax surcharge.

Gaming expenses at Boomtown Biloxi increased by $3.6 million for the three months ended September 30, 2006, as Boomtown Biloxi, which had been closed effective August 28, 2005, reopened on June 29, 2006.

The Hollywood Slots at Bangor temporary facility, which opened to customers in November 2005, generated gaming expenses of $6.0 million and $15.9 million for the three and nine months ended September 30, 2006, respectively.

Gaming expenses at Hollywood Casino Bay St. Louis decreased by $6.1 million for the three months ended September 30, 2006, as Hollywood Casino Bay St. Louis was closed effective August 28, 2005.  Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Gaming expenses at Hollywood Casino Bay St. Louis and Boomtown Biloxi for the nine months ended September 30, 2006 decreased by $34.1 million and $8.3 million, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage.  Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Racing expenses

Racing expenses increased by $.9 million or 10.0% and $2.8 million or 9.8% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The increase in racing expenses was a result of the acquisition of Raceway Park as part of the Argosy acquisition, offset by a decline in racing expenses for our Pennsylvania racing operations.

Food, beverage and other expenses

Food, beverage and other expenses increased by $27.1 million or 105.8% and $74.6 million or 99.0% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The increase in food, beverage and other was primarily a result of the Argosy acquisition, which accounted for $29.2 million and $86.9 million of the increase for the three and nine months ended September 30, 2006, respectively. This increase was partially offset by a decrease at Hollywood Casino Bay St. Louis in the amount of $2.8 million for the three months ended September 30, 2006, and decreases at Hollywood Casino Bay St. Louis and Boomtown Biloxi of $9.9 million and $3.2 million for the nine months ended September 30, 2006, respectively, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

General and administrative expenses

General and administrative expenses increased by $46.7 million or 119.1% and $103.1 million or 78.4% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The increase in general and administrative expenses for the three months ended September 30, 2006 was primarily driven by the Argosy acquisition, increases at our corporate office, the introduction of the Hollywood Slots at Bangor temporary facility, and the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi. The increase in general and administrative expenses for the nine months ended September 30, 2006 was primarily driven by the Argosy acquisition, increases at our corporate office, and the introduction of the Hollywood Slots at Bangor temporary facility, all of which were offset by decreases at Hollywood Casino Bay St. Louis and Boomtown Biloxi. General and administrative expenses at the properties include facility maintenance, utilities, property and liability insurance, housekeeping, and all administrative departments such as accounting, purchasing, human resources, legal, compliance and internal audit.

General and administrative expenses at the Argosy properties represented $28.6 million and $81.1 million of the increases for the three and nine months ended September 30, 2006, respectively.

At our corporate office, general and administrative expenses increased by $12.9 million and $29.4 million for the three and nine months ended September 30, 2006, respectively, as a result of the addition of Argosy and other personnel to our corporate office, increases in salaries and wages, and the charge related to stock compensation described below.

The addition of Argosy personnel to our corporate office represented $1.6 million and $5.2 million of the increases for the three and nine months ended September 30, 2006, respectively.

The charge related to stock compensation totaled $4.8 million and $15.2 million for the three and nine months ended

September 30, 2006, respectively. The net impact to earnings for the nine months ended September 30, 2006 was $11.0 million ($.13 per share).

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

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of our stock price over a period of 4.26 years, in order to match the expected life of the options up to the grant date. There is no expected dividend yield since we have not paid any cash dividends on our common stock since our initial public offering in May 1994, and since we intend to retain all of our earnings to finance the development of our business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of our employees. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The impact of forfeitures is not material. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for the nine months ended September 30, 2006 and 2005:

	September 30,
	2006	2005
Risk-free interest rate	5.11%	3.40%
Expected volatility	43.29%	40.00%
Dividend yield	—	—
Weighted-average expected life (years)	4.26	6.00
Forfeiture rate	4.00%	—

At September 30, 2006, the total compensation cost related to nonvested awards not yet recognized equaled $50.1 million, including $42.4 million for stock options and $7.7 million for restricted stock. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

General and administrative expenses at the Hollywood Slots at Bangor temporary facility, which opened to customers in November 2005, increased by $2.3 million and $6.4 million for the three and nine months ended September 30, 2006, respectively.

General and administrative expenses at Hollywood Casino Bay St. Louis and Boomtown Biloxi increased by $3.2 million and $3.0 million for the three months ended September 30, 2006, respectively, as each incurred less general and administrative expense for the three months ended September 30, 2005 as both properties were closed effective August 28,

2005 due to extensive Hurricane Katrina.  General and administrative expenses at Hollywood Casino Bay St. Louis and Boomtown Biloxi decreased by $3.9 million and $7.5 million for the nine months ended September 30, 2006, respectively, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage.  Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Hurricane expense

We recorded a pre-tax charge of $19.1 million associated with the expenses incurred from Hurricane Katrina for the three and nine months ended September 30, 2005. The costs include property insurance and business interruption policy deductible expense (approximately $10.2 million), compensation being paid to employees that exceeds the ordinary payroll limits under the business interruption policy (approximately $4.1 million), the purchase of replacement flood insurance for coverage during the remaining insurance policy term (approximately $3.6 million) contributions to the Penn National Gaming Foundation’s Hurricane Katrina Relief Project (approximately $1 million) and costs for insurance claim consultants (approximately $.2 million). The charge does not reflect any loss resulting from the damage to the land-based facilities and casino barges at Hollywood Casino Bay St. Louis and Boomtown Biloxi, as this amount is not yet known. However, we believe that insurance proceeds will be sufficient to fund replacement costs.

Settlement costs

Casino Rouge recorded one-time settlement costs of $28.2 million ($16.8 million after-tax) for the nine months ended September 30, 2005. The charge was part of the $30.5 million Settlement and Property Purchase Agreement, which terminated litigation between the parties, terminated the lease and mutually released all claims of the parties. The property acquired consists of land on the Mississippi River on which Casino Rouge conducts a significant portion of its dock-side operations.

Depreciation and amortization expense

Depreciation and amortization expense increased by $16.3 million or 108.8% and $42.2 million or 91.0%, for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The increase in depreciation and amortization expense for the three months ended September 30, 2006 was primarily due to the Argosy acquisition and the introduction of the Hollywood Slots at Bangor temporary facility.  The increase in depreciation and amortization expense for the nine months ended September 30, 2006 was primarily due to the Argosy acquisition and the introduction of the Hollywood Slots at Bangor temporary facility, offset by decreases at Hollywood Casino Bay St. Louis and Boomtown Biloxi.

Depreciation and amortization expense at the Argosy properties represented $14.0 million and $43.6 million of the increases for the three and nine months ended September 30, 2006, respectively.

Depreciation and amortization expense at the Hollywood Slots at Bangor temporary facility, which opened to customers in November 2005, increased by $1.1 million and $2.8 million for the three and nine months ended September 30, 2006, respectively.

Depreciation and amortization expense at Hollywood Casino Bay St. Louis and Boomtown Biloxi decreased by $4.8 million and $1.3 million for the nine months ended September 30, 2006, respectively, as both properties were closed effective August 28, 2005 due to extensive Hurricane Katrina damage.  Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Income from continuing operations

Income from continuing operations increased by $85.8 million or 202.8% and $246.6 million or 186.5% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The increase was primarily due to our increased gaming revenues, particularly relating to the Argosy properties that we acquired in October 2005. Our overall profit margin increased to 21.8% and 22.7% for the three and nine months ended September 30, 2006, respectively, as compared to 14.7% and 15.3% for the three and nine months ended September 30, 2005, respectively. The overall profit margin for the three months ended September 30, 2005 included $19.1 million in hurricane expenses related to our Hollywood Casino Bay St. Louis and Boomtown Biloxi properties, which were closed in late August 2005 as a result of extensive damage caused by Hurricane Katrina, while the overall profit margin for the nine months ended September 30, 2005 included $19.1 million in hurricane expenses, as well as $28.2 million in settlement costs related to Casino Rouge.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	For the Three Months
	Ended September 30,			Percentage
	2006	2005	Variance	Variance
Interest expense	$(49,732)	$(12,824)	$(36,908)	287.8%
Interest income	882	958	(76)	(7.9)%
Earnings from joint venture	(1,665)	230	(1,895)	(823.9)%
Other	(593)	532	(1,125)	(211.5)%
Loss on early extinguishment of debt	—	—	—	—
Total other income (expenses)	$(51,108)	$(11,104)	$(40,004)	360.3%

	For the Nine Months
	Ended September 30,			Percentage
	2006	2005	Variance	Variance
Interest expense	$(145,927)	$(41,652)	$(104,275)	250.3%
Interest income	2,652	3,180	(528)	(16.6)%
Earnings from joint venture	(678)	1,216	(1,894)	(155.8)%
Other	(519)	438	(957)	(218.5)%
Loss on early extinguishment of debt	(10,022)	(16,673)	6,651	(39.9)%
Total other income (expenses)	$(154,494)	$(53,491)	$(101,003)	188.8%

Interest expense increased by $36.9 million or 287.8% and $104.3 million or 250.3% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. On October 3, 2005, we entered into a $2.725 billion new senior secured credit facility. The credit facility is comprised of a $750.0 million revolving credit facility, a $325.0 million Term Loan A facility and a $1.65 billion Term Loan B facility. The proceeds of the credit facility were used to, among other things, fund the consummation of our acquisition of Argosy, repay our and Argosy’s existing credit facilities, fund Argosy’s repurchase of all of its 9% senior subordinated notes and 7% senior subordinated notes tendered in the previously-announced tender offers and pay certain fees and expenses in connection with the aforementioned transactions.

We recorded a $10.0 million loss on early extinguishment of debt for the nine months ended September 30, 2006, as a result of the redemption of $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes due March 15, 2010. As a result of the redemption, we recorded a loss on early extinguishment of debt of $10.0 million for the call premium and the write-off of the associated deferred financing fees. The $16.7 million loss on early extinguishment of debt for the nine months ended September 30, 2005 was a result of accelerated principal payments on our 2003 senior secured credit facility and the redemption of our $200 million 11 1/8% senior subordinated notes.

Taxes

The increase in our effective tax rate to 47.5% and 44.2% for the three and nine months ended September 30, 2006, respectively, as compared to 36.5% and 35.3% for the three and nine months ended September 30, 2005, respectively, reflects the impact of a discrete item relating to estimated state tax rates, operating results in jurisdictions with higher state income tax, an adjustment for items identified in preparation of our tax returns, and the non-deductibility of permanent differences.

Discontinued operations

We reflected the results of the transactions for the disposition of Hollywood Casino Shreveport (“HCS”) and The Downs Racing, Inc. by classifying their assets, liabilities and results of operations as assets and liabilities held for sale and discontinued operations, in accordance with the provisions of SFAS 144. We had a loss, net of tax benefit, from discontinued operations of $2.3 million and $5.5 million for the three and nine months ended September 30, 2005, respectively.

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

On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding until August 7, 2006. Reflecting taxes, post closing adjustments, fees and other expenses, we realized net proceeds of approximately $175 million, which, in accordance with our credit agreement, were used to retire debt or to reinvest in capital expenditures. We recorded the net proceeds, after paying down approximately $60 million of the senior credit facility, as restricted cash. We applied the remaining balance of the restricted cash, of approximately $97.0 million, to senior debt reduction in April 2005. Under the terms of the agreement, MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events.  On August 7, 2006, we entered into the Second Amendment to the Amendment and Release with the MTGA pertaining to the October 14, 2004 Purchase Agreement, and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against us under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, we recorded, in accordance with GAAP, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $114.7 million (net of $84.3 million of income taxes) during the three and nine months ended September 30, 2006.  In addition, we recorded the $24.6 million present value of the $30 million liability within long-term debt, as the amount due to the MTGA is payable over five years, with the first payment date estimated to occur in late 2007.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $217.1 million and $99.9 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by operating activities for the nine months ended September 30, 2006 consisted of net income of $239.7 million, non-cash reconciling items, such as depreciation and amortization, the charge for stock compensation, and the gain on the sale of discontinued operations of $(13.3) million, and net changes in current asset and liability accounts of $(9.4) million.

Cash flows used in investing activities totaled $244.4 million for the nine months ended September 30, 2006. Cash flows provided by investing activities totaled $204.5 million for the nine months ended September 30, 2005. Cash flows used in investing activities for the nine months ended September 30, 2006 included expenditures for property and equipment totaling $246.7 million, offset by proceeds from the sale of property and equipment totaling $2.3 million.

Cash flows provided by financing activities totaled $31.0 million for the nine months ended September 30, 2006. Cash flows used in financing activities totaled $218.1 million for the nine months ended September 30, 2005. Cash flows provided by financing activities for the nine months ended September 30, 2006 included net proceeds from the exercise of stock options totaling $9.9 million, proceeds from the issuance of long-term debt equaling $167.4 million, the majority of which was from our new credit facility, and principal payments on long-term debt totaling $176.0 million.  The principal payment on long-term debt included the call for redemption of all $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes due March 15, 2010. Cash flows provided by financing activities for the nine months ended September 30, 2006 also included $29.4 million in proceeds from insurance financing, offset by $9.1 million in payments on insurance financing, as well as the tax benefit from stock options exercised, which equaled $9.4 million for the nine months ended September 30, 2006.

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

The following table summarizes our capital project expenditures by property for the fiscal year ended December 31, 2006, and actual expenditures for the nine months ended September 30, 2006, other than capital maintenance expenditures and expenditures related to the repair of Boomtown Biloxi and Hollywood Casino Bay St. Louis, which are assumed to be funded through insurance recoveries (in millions):

	Expected for	Expenditures
	Year Ended	Through	Balance to Expend
Property	December 31, 2006	September 30, 2006	in 2006
Charles Town Entertainment Complex	$46.8	$41.4	$5.4
Hollywood Casino at Penn National	26.2	17.4	8.8
Hollywood Slots at Bangor	12.9	3.8	9.1
Argosy Casino Riverside	43.4	30.4	13.0
Argosy Casino Lawrenceburg	36.5	30.0	6.5
Boomtown Biloxi	15.2	15.2	—
Other	5.3	4.1	1.2
Totals	$186.3	$142.3	$44.0

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

In late September 2006, the Pennsylvania Gaming Control Board granted us a conditional Category 1 slot machine license for the placement of slot machines at our planned Hollywood Casino racing and gaming facility at our Penn National Race Course. In August 2006, we commenced construction on the integrated racing and gaming facility at Penn National Race Course. In preparation for the construction, we previously closed and razed the aging grandstand and clubhouse at Penn National Race Course, and opened a new 24,000 square foot temporary facility offering pari-mutuel wagering, food and beverage services, more than 250 television monitors, administrative offices and facilities for jockeys. The Hollywood Casino at Penn National will be a 365,000 square foot facility, and will be sized for 3,000 slot machines, with 2,000 positions planned at opening.

During the third quarter of 2006, we presented to local leaders our plans for the proposed Hollywood Slots at Bangor permanent facility.  The proposed permanent facility includes a parking garage, restaurants, retail space and an off-track wagering facility. Construction on the facility, which will open with 1,000 slot machines and have capacity for 1,500 gaming machines, is planned to commence in early 2007.

At Argosy Casino Riverside, we are continuing to make progress on the 258-room hotel that is expected to open mid-2007.

We continue to move forward with the construction of a planned casino development at Argosy Casino Lawrenceburg. The development includes a 1,500 space parking garage, which is expected to open in the fourth quarter of 2007, a two-level 250,000 square foot barge, and numerous infrastructure upgrades to allow more convenient access to the property, which are expected to open in the fourth quarter of 2008. The new barge will allow up to 4,000 positions on one level, and another 400 positions will be added to the second level, along with restaurants and other amenities on the gaming barge.

During the three and nine months ended September 30, 2006, we spent approximately $85.3 million and $138.9 million, respectively, for capital project expenditures related to Boomtown Biloxi and Hollywood Casino Bay St. Louis.

During the three and nine months ended September 30, 2006, we spent approximately $13.8 million and $44.9 million, respectively, for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and related slot machine equipment, including “ticket-in, ticket-out” (“TITO”) equipment. We expect that all of our facilities will be 100% TITO, with the exception of Bullwhackers, by the end of 2007.

Cash generated from operations and cash available under the revolver portion of our credit facility funded our capital expenditure and capital maintenance expenditures in 2006.

Debt

Senior Secured Credit Facility

During the nine months ended September 30, 2006, we borrowed under our senior secured credit facility, in order to fund the redemption of the 8 7/8% senior subordinated notes due March 15, 2010 and for capital expenditures.

8 7/8% Senior Subordinated Notes

During the nine months ended September 30, 2006, we redeemed $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes due March 15, 2010. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest to the scheduled redemption date, which was March 15, 2006. We funded the redemption of the notes from available cash and borrowing under our revolving credit facility. As a result of the redemption, we recorded a pre-tax loss on early extinguishment of debt of $10.0 million for the call premium and the write-off of the associated deferred financing fees.

Covenants

Our senior secured credit facility and $200 million 6 7/8% senior subordinated notes and $250 million 6¾% senior subordinated notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, our senior secured credit facility and our $200 million 6 7/8% and our $250 million 6¾% senior subordinated notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

During the three months ended September 30, 2006, we made certain amendments to our existing $2.725 billion senior secured credit facility, including the modification of the applicable covenants to enable us to repurchase up to $200 million of its equity or debt securities, the modification of our capital expenditure covenant to increase certain permitted expenditures consistent with our development and expansion projects, and the modification of our collateral documents in accordance with requirements of the Pennsylvania gaming authorities.

At September 30, 2006, we were in compliance with all required financial covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at September 30, 2006, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal amounts maturing and weighted-average interest rates during the period. For interest rate swaps, the table presents notional amounts and weighted average interest rates outstanding during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve as of September 30, 2006.

	10/01/06- 9/30/07	10/01/07- 9/30/08	10/01/08- 9/30/09	10/01/09- 9/30/10	10/01/10- 9/30/11	Thereafter	Total	Fair Value 9/30/06
	(in thousands)
Long-term debt:
Fixed rate	$10	$3,733	$5,910	$5,807	$5,697	$453,460	$474,617	$469,055
Average interest rate	9.00%	7.00%	7.00%	7.00%	7.00%	6.82%
Variable rate	$16,500	$81,500	$97,750	$97,750	$447,126	$1,575,374	$2,316,000	$2,316,000
Average interest rate (1)	7.06%	6.64%	6.67%	6.80%	6.92%	6.97%
Leases	$1,971	$2,190	$2,107	$1,209	$1,040	$3,060	$11,577	$11,577
Average interest rate	6.68%	6.68%	6.68%	6.65%	6.65%	6.65%
Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$1,260,000	$1,260,000	$811,000	$574,000	$—	$—	N/A	$3,162
Average pay rate	4.84%	4.84%	4.93%	5.02%			N/A
Average receive rate (3)	5.31%	4.89%	4.92%	5.05%			N/A

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)           Notional amounts outstanding at each year-end.

(3)           Estimated rate, reflective of forward LIBOR.

In accordance with the terms of its $2.725 billion senior secured credit facility, we were required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the credit facility. On October 27, 2005, we entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. On May 8, 2006, we entered into three interest rate swap contracts with a term of five years, notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%.  Under these contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate relating to these contracts as of September 30, 2006 was 5.49% for the $960 million swaps and 5.50% for the $300 million swaps.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

2.2

Second Amendment to Purchase Agreement and Release of Claims, dated as of August 7, 2006, between PNGI Pocono Inc. and The Mohegan Tribal Gaming Authority, and joined in by Penn National Gaming, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.1

Employment Agreement dated July 31, 2006 between Penn National Gaming, Inc. and Leonard DeAngelo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2006)

10.2

Amendment, dated September 18, 2006, to the Credit Agreement by and among the Company, the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2006)

10.3

Separation Agreement and General Release dated October 3, 2006 between Penn National Gaming, Inc. and Kevin DeSanctis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2006)

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

PENN NATIONAL GAMING, INC.

November 9, 2006	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

2.2

Second Amendment to Purchase Agreement and Release of Claims, dated as of August 7, 2006, between PNGI Pocono Inc. and The Mohegan Tribal Gaming Authority, and joined in by Penn National Gaming, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.1

Employment Agreement dated July 31, 2006 between Penn National Gaming, Inc. and Leonard DeAngelo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2006)

10.2

Amendment, dated September 18, 2006, to the Credit Agreement by and among the Company, the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2006)

10.3

Separation Agreement and General Release dated October 3, 2006 between Penn National Gaming, Inc. and Kevin DeSanctis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2006)

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