Form 10-K
period 2006-12-31
PENN NATIONAL GAMING INC
filed 2007-03-01
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 0-24206

Penn National Gaming, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2234473
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Wyomissing Professional Center 825 Berkshire Blvd., Suite 200 Wyomissing, Pennsylvania	19610 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (610) 373-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.8 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2006. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

The number of shares of the registrant’s Common Stock outstanding as of February 14, 2007 was 85,388,598.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of shareholders are incorporated by reference into Part III.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

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

•       our expectations for our properties;

•       the timing, cost and expected impact of planned capital expenditures on our results of operations;

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

•       our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approval for new businesses;

•       our expectations for the continued availability and cost of capital; and

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

•       the activities of our competitors;

•       successful completion of the various capital projects at our gaming and pari-mutuel facilities;

•       the existence of attractive acquisition candidates, the costs and risks involved in the pursuit of those acquisitions and our ability to integrate those acquisitions;

•       our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for new businesses;

•       our dependence on key personnel;

•       the risks involved in divesting the Empress Casino Hotel in Joliet, Illinois, pursuant to an agreement with the Illinois Gaming Board, including without limitation receiving an acceptable purchase price;

ii

•       the availability and cost of financing;

•       the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups;

•       the impact of terrorism and other international hostilities; and

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a leading, diversified, multi-jurisdictional owner and operator of gaming and pari-mutuel properties. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, including the acquisition of Hollywood Casino Corporation in March 2003 and Argosy Gaming Company (“Argosy”) in October 2005. We now own or operate seventeen facilities in thirteen jurisdictions, including Colorado, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, Ohio, Pennsylvania, West Virginia, and Ontario. In addition, on November 7, 2006, we agreed to acquire Zia Park racetrack and its Black Gold Casino in New Mexico. The transaction is expected to close mid-2007, subject to the satisfaction of customary closing conditions, including regulatory approval. We believe that our portfolio of assets provides us with a diversified cash flow from operations. We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties in attractive markets. In this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “the Company” and “Penn National” refer to Penn National Gaming, Inc. and it subsidiaries, unless the context indicates otherwise.

The following table summarizes certain features of our properties and our managed facility as of December 31, 2006:

	Location	Type of Facility	Approx. Gaming Square Footage	Gaming Machines	Table Games(1)	Hotel Rooms
Owned Gaming Properties:
Charles Town Entertainment Complex	Charles Town, WV	Land-based gaming/ Thoroughbred racing	151,450	4,183	—	—
Argosy Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	74,300	2,417	74	300
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	53,000	1,172	21	—
Empress Casino Hotel(2)	Joliet, IL	Dockside gaming	50,000	1,211	20	100
Argosy Casino Riverside	Riverside, MO	Dockside gaming	56,400	1,800	40	—
Hollywood Casino Baton Rouge	Baton Rouge, LA	Dockside gaming	28,000	1,141	27	—
Argosy Casino Alton	Alton, IL	Dockside gaming	23,000	1,103	20	—
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	54,000	1,334	31	494
Hollywood Casino Bay St. Louis	Bay St. Louis, MS	Land-based gaming	40,000	1,005	20	291
Argosy Casino Sioux City	Sioux City, IA	Dockside gaming	20,500	659	21	—
Boomtown Biloxi	Biloxi, MS	Dockside gaming	80,850	1,400	22	—
Hollywood Slots at Bangor	Bangor, ME	Land-based gaming	12,400	475	—	—
Bullwhackers	Black Hawk, CO	Land-based gaming	16,660	899	—	—
Operated Gaming Property:
Casino Rama	Orillia, Ontario	Land-based gaming	93,000	2,505	101	289
Racing Properties:
Penn National Race Course(3)	Grantville, PA	Thoroughbred racing	—	—	—	—
Bangor Historic Track	Bangor, ME	Harness racing	—	—	—	—
Raceway Park	Toledo, OH	Harness racing	—	—	—	—
Freehold Raceway(4)	Monmouth, NJ	Harness racing	—	—	—	—
Total			753,560	21,304	397	1,474

(1)             Excludes poker tables.

(2)             In order to obtain regulatory approval from the Illinois Gaming Board for the acquisition of Argosy, we agreed to enter into a sale agreement for the Empress Casino Hotel by June 30, 2008.

(3)             In addition to our racetrack, Penn National Race Course operates six off-track wagering facilities, located in Pennsylvania.

(4)             Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

Recent Developments

—Hollywood Casino at Penn National

In late December 2006, the Pennsylvania Gaming Control Board (the “PGCB”) granted us a Category 1 slot machine license for the placement of slot machines at our planned Hollywood Casino racing and gaming facility at Penn National Race Course. In August 2006, we commenced construction of the integrated racing and gaming facility at Penn National Race Course. In preparation for the construction, we closed and razed the aged grandstand and clubhouse at Penn National Race Course, and opened a new 24,000 square foot temporary facility offering pari-mutuel wagering, food and beverage service, more than 250 television monitors, administrative offices and facilities for jockeys. The Hollywood Casino at Penn National will be a 365,000 square foot facility, and will be sized for 3,000 slot machines, with 2,000 positions planned at opening. At opening, the new facility will also include a food court, entertainment bar and lounge, trackside dining room, and a sports bar. A connected five-story self parking garage, with capacity for 2,500 cars, will be constructed and supplemented by approximately 1,200 surface parking spaces for self and valet parking.

—Hurricane Katrina

As a result of Hurricane Katrina’s direct hit on the Mississippi Gulf Coast on August 29, 2005, two of our casinos, Hollywood Casino Bay St. Louis (formerly known as Casino Magic—Bay St. Louis) and Boomtown Biloxi, were significantly damaged, many employees were displaced and operations ceased at the two properties. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

We had significant levels of insurance in place at the time of Hurricane Katrina to cover the losses resulting from the hurricane, including an “all risk” insurance policy covering “named windstorm” damage, flood damage, debris removal, preservation of property expense, demolition and increased cost of construction expense, and losses resulting from business interruption and extra expenses, all as defined in the policies. The comprehensive business interruption and property damage insurance policies had an overall limit of $400 million, and was subject to property damage deductibles for Hollywood Casino Bay St. Louis and Boomtown Biloxi of approximately $6.0 million and $3.5 million, respectively. The business interruption insurance component of this policy was subject to a five-day deductible.

During the year ended December 31, 2006, our financial results benefited from a settlement agreement with our property and business interruption insurance providers for a total of $225 million for Hurricane Katrina-related losses at our Hollywood Casino Bay St. Louis and Boomtown Biloxi properties, as well as minor proceeds related to our National Flood Insurance coverage and auto insurance claims. Reflecting the settlement agreement, we recorded a pre-tax gain of $128.3 million ($81.8 million, net of taxes).

On August 8, 2006, we renewed our property insurance coverage in the amount of $200 million. The $200 million coverage is “all risk”, including “named windstorm”, flood and earthquake. Also, we purchased an additional $250 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusion for “named windstorms”, floods and earthquakes. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils.

Owned Gaming Properties

Charles Town Entertainment Complex

The complex is located within approximately a one-hour drive from Baltimore, Maryland and Washington, D.C., and is the only gaming property located conveniently west of these two cities. The Charles Town Entertainment Complex has 151,450 square feet of gaming space, with approximately 4,183 gaming machines. The complex also features live thoroughbred racing at a refurbished, 3/4-mile all-weather, lighted thoroughbred racetrack with a 3,000-seat grandstand, parking for 6,048 vehicles as well as simulcast wagering and dining. In 2006, we completed construction of a 378-seat buffet and a new parking garage, which doubled our structured parking to 5,048 spaces. In addition, we continue to build and develop the Charles Town Entertainment Complex, with plans for the current expansion of the property including a 153-room on-site hotel and a 65,000 square foot expansion of the gaming floor. The expansion of the gaming floor will enable us to initially add 800 gaming machines, with capacity for an additional 1,000 gaming machines thereafter. The complex has been approved to operate a maximum of 6,500 gaming machines. The expanded gaming floor is expected to be completed in two phases, with the first phase being completed in May 2007.

Argosy Casino Lawrenceburg

The Argosy Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati and is the closest casino to the Cincinnati metropolitan area, its principal target market. The casino also services the major metropolitan markets of Dayton and Columbus, Ohio and, to a lesser extent, Indianapolis, Indiana and Lexington, Kentucky. The casino has 74,300 square feet of gaming space on three levels with approximately 2,417 slot machines, 74 table games and 15 poker tables.

The complex also features a 300-room hotel, a land-based entertainment pavilion and support facility featuring a 350-seat buffet restaurant, two specialty restaurants, an entertainment lounge, a 1,710 space parking garage and a 1,640 space remote parking lot. We are moving forward with the construction of a planned casino development. The development includes a 1,500 space parking garage which is expected to open in the second quarter of 2008, a two-level 270,000 square foot riverboat, and numerous infrastructure upgrades to allow more convenient access to the property, which are expected to open in the second quarter of 2009. The new riverboat will allow up to 4,000 positions on one level and another 400 positions will be added to the second level, along with restaurants and other amenities on the gaming riverboat.

Hollywood Casino Aurora

Hollywood Casino Aurora, part of the Chicagoland market, is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. The facility is easily accessible from major highways, can be reached by train from downtown Chicago, and is approximately 30 miles from both the O’Hare International and Midway airports. Hollywood Casino Aurora has a 53,000 square foot single-level dockside casino facility with 1,172 gaming machines, 21 gaming tables and 5 poker tables.

The facility features two upscale lounges, a steakhouse, the Hollywood Epic Buffet®, a fast food outlet, a high-end customer lounge and a private dining room for premium players. Hollywood Casino Aurora also has two parking garages with approximately 1,564 parking spaces and a gift shop.

Empress Casino Hotel

The Empress Casino Hotel, part of the Chicagoland market, is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge-based casino provides 50,000 square feet of gaming space on two levels with approximately 1,211 slot machines, 20 table games and 3 poker tables.

The casino theme evokes Northern California’s wine country and features a 150,000 square foot entertainment pavilion with three restaurants, an entertainment lounge and banquet/conference facilities. The complex also includes a 100-room hotel, surface parking areas with approximately 1,616 spaces and an 80-space recreational vehicle park. In order to obtain regulatory approval from the Illinois Gaming Board for the acquisition of Argosy, we agreed to enter into a sale agreement for the Empress Casino Hotel by June 30, 2008.

Argosy Casino Riverside

The Argosy Casino Riverside is located on the Missouri River approximately five miles from downtown Kansas City in Riverside, Missouri. The casino primarily attracts customers who reside in the northern and western regions of the Kansas City metropolitan area. This Las Vegas-style casino features approximately 56,400 square feet of gaming space with approximately 1,800 slot machines, 40 table games and 7 poker tables.

This state-of-the-art Mediterranean-themed casino features an innovative “floating” casino floor that provides a seamless transition between the casino and land-based support areas, which include an entertainment facility featuring 6 food and beverage areas, including a buffet, steak house, deli, coffee bar, VIP lounge and sports/entertainment lounge and 14,000 square feet of banquet/conference facilities. Argosy Casino Riverside currently has parking for approximately 2,800 vehicles. Construction continues on a 258-room hotel that is expected to open in April 2007. This hotel will increase the total banquet/conference facilities to 19,000 square feet, and parking to 3,000 spaces.

Hollywood Casino Baton Rouge

Hollywood Casino Baton Rouge (formerly known as Casino Rouge) is currently one of two dockside riverboat gaming facilities operating in Baton Rouge, Louisiana. The Hollywood Casino Baton Rouge property features a riverboat casino, reminiscent of a nineteenth century Mississippi River paddlewheel steamboat. The riverboat features approximately 28,000 square feet of gaming space, 1,141 gaming machines and 27 table games.

The facility also includes a two-story, 58,000-square foot dockside building featuring a variety of amenities, including a steakhouse, a 268-seat buffet, a premium players’ lounge, a nightclub that doubles as a players’ event area, a lobby bar, a public atrium, two meeting rooms, 1,548 parking spaces, a players’ club booth, a deli and a gift shop.

In February 2007, we completed a renovation of the dockside building’s interior décor. The renovation includes a completely new art deco themed interior design for the lobby and entry corridor as well as a new nightclub, lobby bar, gift shop, and employee dining room.

In February 2007, concurrent with the completion of the renovation, the property was re-named from Casino Rouge to Hollywood Casino Baton Rouge. In connection with the new name, also added were a new marquee, sky tracker lights, new signage, Hollywood memorabilia displays, cast member uniforms and a digital video system throughout the property. In addition, the advertising, marketing and entertainment programs have been enhanced to complement the Hollywood theme.

Argosy Casino Alton

The Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis and primarily services the St. Louis metropolitan market. The target customers of the Argosy Casino Alton are drawn largely from the northern and eastern regions of the greater St. Louis metropolitan area, as well as portions of central and southern Illinois. The Argosy Casino Alton is a three-deck gaming facility featuring 23,000 square feet of gaming space with approximately 1,103 slot machines and 20 table games.

The Argosy Casino Alton includes an entertainment pavilion and features a 124-seat buffet, a restaurant and a 400-seat main showroom. The facility includes parking areas with 1,258 spaces.

Hollywood Casino Tunica

Hollywood Casino Tunica is located in Tunica, Mississippi. Tunica County is the closest resort gaming jurisdiction to, and is easily accessible from, the Memphis, Tennessee metropolitan area. The Tunica market has become a regional destination resort, attracting customers from surrounding markets such as

Nashville, Tennessee, Atlanta, Georgia, St. Louis, Missouri, Little Rock, Arkansas, and Tulsa, Oklahoma. Hollywood Casino Tunica features 54,000 square feet of gaming space at a single-level casino with approximately 1,334 slot machines, 31 table games and 6 poker tables.

Hollywood Casino Tunica’s 494-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons. The casino includes multimedia displays of memorabilia from famous adventure motion pictures. Additional entertainment amenities include a steakhouse, the Hollywood Epic Buffet, a 1950’s-style diner, an entertainment lounge, a premium players’ club, a themed bar facility, a non-smoking slot room, an indoor pool and showroom as well as banquet and meeting facilities. There is also an 18-hole championship golf course adjacent to the facility that is owned and operated through a joint venture of three gaming companies. In addition, Hollywood Casino Tunica offers parking for 1,635 cars.

Hollywood Casino Bay St. Louis

Hollywood Casino Bay St. Louis reopened on August 31, 2006 after being closed for approximately one year due to extensive damage caused by Hurricane Katrina. Hollywood Casino Bay St. Louis was formerly known as Casino Magic—Bay St. Louis, but, concurrent, with its August 31, 2006 opening, it was re-named as Hollywood Casino Bay St. Louis. Hollywood Casino Bay St. Louis offers a 40,000 square foot casino. Hollywood Casino Bay St. Louis features 20 table games, 6 poker tables and 1,005 slot machines, with room to expand to 1,270 slot machines.

In addition, the damaged areas of the existing 291-room hotel tower were completely refurbished. The waterfront Hollywood Hotel features a 10,000 square foot ballroom including nine separate meeting rooms offering more than 17,000 square feet of meeting space. Hollywood offers live entertainment on weekends in three separate venues including Shakers martini bar, Club Royale and starting in March monthly concerts in the ballroom. The Bridges golf course is an 18-hole championship golf course reopened in mid-October after being masterfully renovated by Seaside Golf Development under the watchful eye of Arnold Palmer’s Course Design Group. Hollywood Casino Bay St. Louis has three restaurants including Tuscany Steaks & Seafood® (fine dining), the Hollywood Epic Buffet and Jackpot Java a 24-hour deli style cafe. The Bridges Clubhouse reopened with a new pro shop and grill in February 2007. Other amenities include a RV Park with 100 sites and Tokens gift shop.

Argosy Casino Sioux City

The Argosy Casino Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 20,500 square feet of gaming space with approximately 659 slot machines, 21 table games and 6 poker tables. The casino is complemented by adjacent barge facilities featuring buffet dining facilities, meeting space, 389 parking spaces and administrative support offices.

Boomtown Biloxi

Boomtown Biloxi, which had been closed since late August 2005 as a result of extensive damage caused by Hurricane Katrina, reopened on June 29, 2006 with a re-modeled interior, including approximately 1,100 new slot machines, 22 table games and a 350-seat buffet. In early September 2006, Boomtown Biloxi opened its pier-based expansion, with 300 additional slot machines, for a total of 1,400 slot machines, 7 poker tables and a full-service restaurant.

Hollywood Slots at Bangor

Hollywood Slots at Bangor is situated near historic Bass Park, where Bangor Raceway is located, in downtown Bangor, Maine. The facility includes a small restaurant, full beverage service, 220 parking spaces and 12,400 square feet of gaming space with approximately 475 slot machines.

In late December 2006, we completed the purchase of the former Holiday Inn in Bangor, Maine, where we will be building the permanent Hollywood Slots at Bangor facility. Due to the results currently generated by our temporary facility and a substantial number of patrons driving significant distances to

Hollywood Slots at Bangor, we are adding a hotel to the plans for the permanent facility, which will feature a two-story, semi-circular, glass tower casino area, a four-story parking garage, restaurants, retail space and a new simulcast facility for off-track wagering. Construction of the facility, which will open with 1,000 slot machines and have capacity for 1,500 gaming machines, is planned to commence in the first half of 2007, following the demolition of the existing hotel and adjacent buildings.

Bangor Raceway is located at historic Bass Park in downtown Bangor, Maine. Harness racing has been conducted continuously at Bass Park since 1893 and it was once part of racing’s Grand Circuit during the 1920s. In 2006, Bangor Raceway conducted 44 days of harness racing from late April through early November on its one-half mile track. With over 12,000 square feet of space, the facility can seat 3,500 patrons and features a restaurant and cocktail lounge.

Bullwhackers

The Bullwhackers properties include the Bullwhackers Casino, the adjoining Bullpen Sports Casino and the Silver Hawk Saloon and Casino. The Bullwhackers properties are located in Black Hawk, Colorado and include 16,660 square feet of gaming space consisting of 899 slot machines. The properties also include a 344-car parking area.

Racing Properties

Penn National Race Course

Penn National Race Course is located in Grantville, Pennsylvania, and is 15 miles northeast of Harrisburg, 100 miles west of Philadelphia and 200 miles east of Pittsburgh. Penn National is one of only two operating thoroughbred racetracks in Pennsylvania. The property includes a one-mile all-weather, lighted thoroughbred racetrack, and a 7/8-mile turf track. The property also includes approximately 400 acres that are available for future expansion or development.

In late December 2006, the PGCB granted us a Category 1 slot machine license for the placement of slot machines at our planned Hollywood Casino racing and gaming facility at Penn National Race Course. In August 2006, we commenced construction of the integrated racing and gaming facility at Penn National Race Course. In preparation for the construction, we closed and razed the aged grandstand and clubhouse at Penn National Race Course, and opened a new 24,000 square foot temporary facility offering pari-mutuel wagering, food and beverage services, more than 250 television monitors, administrative offices and facilities for jockeys. The Hollywood Casino at Penn National will be a 365,000 square foot facility, and will be sized for 3,000 slot machines, with 2,000 positions planned at opening. At opening, the new facility will also include a food court, entertainment bar and lounge, trackside dining room, and a sports bar. A connected five-story self parking garage, with capacity for 2,500 cars, will be constructed and supplemented by approximately 1,200 surface parking spaces for self and valet parking.

Raceway Park

Raceway Park is a 58,250 square foot facility, with a 5/8-mile harness racing track located in Toledo, Ohio. The facility also features simulcast wagering and has a 1,977 theatre-style seating capacity and parking for 3,000 vehicles.

Freehold Raceway

Through our joint venture, we own Freehold Raceway located in Freehold in Western Monmouth County, New Jersey. The property features a half-mile oval harness track and a 150,000 square foot grandstand.

Off-track wagering facilities (“OTWs”)

Our OTWs and racetracks provide areas for viewing import simulcast races of thoroughbred and harness horse racing, televised sporting events, placing pari-mutuel wagers and dining. We operate six of the twenty-one OTWs in operation in Pennsylvania; one remaining OTW is authorized for operation. Only licensed racing associations can operate OTWs or accept customer wagers on simulcast races. We have been transmitting simulcasts of our races to other OTWs, thoroughbred and harness horse racetracks, and greyhound dog racetracks, throughout the United States, and receiving simulcasts of races from other thoroughbred and harness horse racetracks for wagering by customers at our OTW locations and our horse racetrack facilities, year-round, for more than thirteen years. Import simulcasts typically include races from premier horse racetracks such as Belmont Park, Churchill Downs, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga.

Account Wagering/Internet Wagering

In 1983, we pioneered Telebet®, the complete account wagering operation for Penn National Race Course. The platform offers account wagering on more than 80 U.S. racetracks, and currently has more than 7,300 active account betting customers from the 14 states that permit account wagering as well as the U.S. Virgin Islands.

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

Operated Gaming Property

Casino Rama

Through CHC Casinos Canada Limited, our indirectly wholly-owned subsidiary, we operate Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. Casino Rama is located on the lands of the Mnjikaning First Nation, approximately 90 miles north of Toronto. The property has approximately 93,000 square feet of gaming space, 2,505 gaming machines, 101 table games and 12 poker tables. In addition, the property includes a 5,000-seat entertainment facility, a 289-room hotel and 3,170 parking spaces. The majority of the capital for construction of the hotel and entertainment facility was financed by an affiliate of the Mnjikaning First Nation, and is being repaid out of the revenue of Casino Rama pursuant to the terms of the Development and Operating Agreement described below.

The Development and Operating Agreement under which CHC Casinos Canada Limited operates the facility, which we refer to as the management service contract for Casino Rama, sets out the duties, rights and obligations of CHC Casinos Canada Limited. As the operator, CHC Casinos Canada Limited is entitled to a base fee equal to 2.0% of gross revenues of the casino and an incentive fee equal to 5.0% of the casino’s net operating profit.

The management service contract terminates on July 31, 2011, and the Ontario Lottery and Gaming Corporation has the option to extend the term of the agreement and CHC Casinos Canada Limited’s appointment as operator for two successive periods of five years each commencing on August 1, 2011.

Trademarks

We own a number of trademarks registered with the U.S. Patent and Trademark Office (“U.S. PTO”), including but not limited to, “Telebet,” “World Series of Handicapping,” and “Players’ Choice.” We also have a number of trademark applications pending with the U.S. PTO.

BTN, Inc., our wholly-owned subsidiary, entered into a License Agreement with Boomtown, Inc., dated August 8, 2000 pursuant to which it uses “Boomtown” and other trademarks.

As a result of our acquisitions of Hollywood Casino Corporation and Argosy, we own the service marks “Hollywood Casino” and “Argosy” which are registered with the U.S. Patent and Trademark Office. We have been informed that our rights to the “Hollywood Casino” and “Argosy” service marks are well established and have competitive value to the Hollywood Casino and Argosy properties. We have also acquired other trademarks used by the Hollywood Casino and Argosy facilities and their related services. These marks are either registered or are the subject of pending applications with the U.S. PTO.

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

Charles Town, West Virginia.   Our gaming machine operations at the Charles Town Entertainment Complex face competition in neighboring states of Pennsylvania, Delaware, and New Jersey (including, but not limited to, Dover Downs, Delaware Park and Harrington Raceway in Delaware and the casinos in Atlantic City, New Jersey). On February 16, 2007, the West Virginia House of Delegates passed a bill to allow counties to determine, by local election, whether to permit certain table games at racetracks in the state. The West Virginia Senate is currently considering the bill. In Pennsylvania, slot operations commenced at Philadelphia Park, Mohegan Sun at Pocono Downs, and Chester Downs, and slot licenses have been issued to us at Penn National Race Course, The Meadows outside of Pittsburgh, two stand-alone casinos in Philadelphia and one in Pittsburgh. The Maryland legislature is currently considering legislation permitting slot machine gaming. In Delaware, legislation to increase the number of video lottery terminals at gaming facilities from 2,500 to 4,000 passed and was signed by the Governor of Delaware in 2006. This bill also allows gaming facilities in Delaware to operate 24 hours per day, with the exception of Sundays and certain holidays. The Delaware legislature is also considering a bill that would permit two stand-alone casinos, in addition to the existing gaming facilities at the state’s three racetracks.

Lawrenceburg, Indiana.   The Argosy Casino Lawrenceburg is the closest casino to the Cincinnati metropolitan area, and faces competition from two other riverboat casinos in the Cincinnati market. The nearest competitor is located approximately 15 miles further south of Lawrenceburg in Rising Sun, Indiana. Another competitor is located 40 miles from Lawrenceburg in Switzerland County, Indiana. On February 24, 2007, the Indiana House of Representatives passed a bill that would allow the operation of 2,500 slot machines at each of Indiana’s two racetracks. The bill will now move to the Indiana Senate for consideration. Casino gaming is not currently permitted under the laws of either Ohio or Kentucky. The Ohio legislature has considered, at various times, legislation that would allow Ohio voters to approve certain types of casino gaming at racetracks. In November 2006, Ohio voters rejected a proposed constitutional amendment that would have established a tuition grant program for Ohio students to attend public or private colleges in the state by allowing up to 3,500 slot machines at each of the state’s seven existing racetracks and two locations in downtown Cleveland. Legislation has been introduced in Kentucky to allow gaming at racetracks and casinos, subject to referendum. To date, neither Ohio nor Kentucky has enacted such proposed legislation. The commencement of casino gaming in Ohio or Kentucky could have an adverse effect on the financial results of our Lawrenceburg casino.

Chicagoland.   Aurora and Joliet are part of the Chicagoland market that includes properties in the Chicago suburbs in both Illinois and northern Indiana. Hollywood Casino Aurora and Empress Casino Hotel face competition from numerous other riverboat casinos in the Chicago-area market, dockside casinos that are located in Illinois and dockside casinos that are located in Indiana. Due to significantly higher gaming taxes imposed on Illinois riverboats, the Indiana riverboats have been able to spend greater amounts on marketing and other amenities, which has significantly increased their ability to compete with the Illinois riverboats. Any increase in gaming taxes or admission fees imposed on Illinois riverboats could have an adverse impact on the financial results of our Chicagoland casinos.

New competition in the region is currently limited by state legislation. The Illinois Riverboat Gambling Act and the regulations promulgated by the Illinois Gaming Board under the Riverboat Gambling Act authorize only 10 owners’ licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the 10 licensed sites. All authorized owners’ licenses have been granted; however, one of the licenses has remained dormant due to a bankruptcy proceeding and ongoing dispute among the investors in such license, their host city, the Illinois Gaming Board and Illinois government. Illinois is currently seeking to sell this tenth license. In the event that these disputes are fully resolved and a sale is consummated, this license will likely become operational. We may face additional competition if such a licensee were to open a gaming facility in the area around Chicagoland. The legislature has considered, at various times, legislation that would expand gaming in the state of Illinois. Should the Illinois legislature enact such gaming-expansion legislation, the financial results of our Chicagoland casinos could be adversely affected.

Riverside, Missouri.   The Argosy Casino Riverside currently faces competition from three other casinos in this market. The Kansas legislature has considered, at various times, legislation to expand casino gaming in its state. During previous legislative sessions, as well as the current legislative session, legislation was introduced in Missouri that would increase admission and gaming taxes, while removing the loss limit in the State. Should Kansas enact such legislation or Missouri increase admission or gaming taxes, our Riverside casino’s financial results could be adversely affected.

Alton, Illinois.   The Argosy Casino Alton faces competition from four other riverboat casino companies currently operating in the St. Louis, Missouri area, including one other Illinois licensee. In addition, two casino projects (one in downtown St. Louis and another in south St. Louis County) are in various stages of development and are pending regulatory approvals. As an Illinois licensee, the Argosy Casino Alton is not subject to Missouri’s $500-loss limit. Should the Illinois legislature enact gaming-expansion legislation or increase admission or gaming taxes, our Alton casino’s financial results could be adversely affected.

Baton Rouge, Louisiana.   Hollywood Casino Baton Rouge faces competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and from non-casino gaming opportunities within Louisiana. The principal competitor to Hollywood Casino Baton Rouge is the Belle of Baton Rouge, which is the only other licensed riverboat casino in Baton Rouge. We face competition from eleven casinos on the Mississippi Gulf coast, which is approximately 120 miles east of Baton Rouge; many of these casinos are destination resorts that attract customers from the Baton Rouge area. Subsequent to Hurricane Katrina, Mississippi Gulf Coast casinos are allowed to operate as land-based facilities. Hollywood Casino Baton Rouge also faces competition from two major riverboat casinos, one land-based casino in the New Orleans area, which is approximately 75 miles from Baton Rouge, and three Native American casinos in Louisiana. The two closest Native American casinos are land-based facilities located approximately 45 miles southwest and approximately

65 miles northwest of Baton Rouge. In addition, we face competition from a racetrack located approximately 55 miles from Baton Rouge that began operating approximately 1,500 gaming machines in December 2003. We also face competition from approximately 3,000 video poker machines located in truck stops, restaurants, bars and off-track betting facilities located in certain surrounding parishes. In addition, another gaming operator has filed documents with the Louisiana Gaming Control Board to place a third riverboat casino in Baton Rouge, subject to various approvals, including local referendum. Should East Baton Rouge Parish voters approve an expansion of gaming in the Baton Rouge market, the financial results of Hollywood Casino Baton Rouge could be adversely affected.

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

Hollywood Casino Tunica also competes to some extent with a land-based casino complex operated by the Mississippi Band of Choctaw Indians in central Mississippi, approximately 200 miles south and east of Memphis, Tennessee. In addition, Hollywood Casino Tunica may eventually face competition from the opening of gaming casinos closer to Memphis, such as in DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, most recently in November 1996. In November 2006, Southland Park Gaming & Racing, formerly Southland Greyhound Park, in West Memphis, Arkansas, opened a gaming facility with more than 800 electronic “games of skill”. The facility is located across the Mississippi River from Memphis. Casino gaming is not currently legalized in Tennessee; however, the legalization of gaming in Tennessee could have a material adverse impact on Hollywood Casino Tunica.

Mississippi Gulf Coast.   As a result of Hurricane Katrina’s direct hit on the Mississippi Gulf Coast on August 29, 2005, two of the Company’s casinos, Hollywood Casino Bay St. Louis and Boomtown Biloxi, were significantly damaged, many employees were displaced and operations ceased at the two properties. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006. Prior to Hurricane Katrina, dockside gaming grew rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in March 1992 to twelve operating dockside casinos on December 31, 2004. Nine of these facilities were located in Biloxi, two were located in Gulfport and one was located in Bay St. Louis. Including the Company’s casinos, seven of the casinos in Biloxi have re-opened, one of the Gulfport casinos reopened and two Bay St. Louis properties opened in 2006. Prior to Hurricane Katrina, our Bay St. Louis property was the only casino in the Bay St. Louis market. Currently there are two casinos in the Bay St. Louis market, with three additional proposed casinos to come online in the next few years. As of December 31, 2006, the Mississippi Gulf Coast has 10 casinos operating, compared to the 12 that were open prior to Hurricane Katrina.

During the 2005 special session of the Mississippi legislature, a bill to allow Gulf Coast casinos to rebuild on land was approved and signed by the Governor of Mississippi. In addition, the Mississippi Gaming Control Act does not limit the number of licenses that may be granted and there are a number of additional sites located in the Gulf Coast region that are in various stages of development. Any significant increase in the competition in the region could negatively impact our existing operations.

Sioux City, Iowa.   The Argosy Casino Sioux City competes primarily with land-based Native American casinos that are not required to report gaming revenues and other operating statistics, therefore market comparisons cannot be made. In June 2006, Wild Rose Casino & Resort opened in Emmetsburg,

Iowa. We also compete with certain providers and operators of video gaming in the neighboring state of South Dakota. Additionally, to a lesser extent, we compete with slot machines at a pari-mutuel racetrack in Council Bluffs, Iowa, and with two riverboat casinos in the Council Bluffs/Omaha, Nebraska market, approximately 90 miles south of Sioux City.

Bangor, Maine.   Hollywood Slots at Bangor is the only facility with slot machines in the state of Maine. The closest competitors offering slot machines are Foxwoods and Mohegan Sun in Connecticut, Newport Grand Casino in Rhode Island and Horizon’s Edge casino cruise ship operating in Lynn, Massachusetts, all approximately 300 miles away.

Black Hawk, Colorado.   The Black Hawk gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, types and pricing of non-gaming amenities, name recognition and overall atmosphere. There are currently 20 gaming facilities in the Black Hawk market and six gaming facilities in nearby Central City. Central City and Black Hawk gaming facilities compete for visitors, but historically, Black Hawk has enjoyed an advantage over Central City because customers had to drive through Black Hawk to reach Central City. During 2004, Central City completed construction of, and opened, a road directly connecting Central City and Black Hawk with Interstate 70, which allows customers to reach Central City without driving through Black Hawk.

Ontario.   Our operation of Casino Rama through CHC Casinos Canada Limited faces competition in Ontario from three other commercial casinos, six charity casinos and at least 17 racetracks with gaming machines in the province. All of the casinos (including Casino Rama) and gaming machine facilities are operated by or on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. The Ontario Lottery and Gaming Corporation also operates several province-wide lotteries.

There are two charity casinos and six racetracks with gaming machine facilities that directly affect Casino Rama. The two charity casinos together have 105 gaming tables and 1,051 gaming machines. The number of gaming machines at the racetracks ranges from 250 to over 1,950 each. There are also two commercial casinos located in Niagara Falls, Ontario, 80 miles southwest of Toronto with a total of 186 gaming tables and 4,866 gaming machines.

Racing Operations

Our racing operations face significant competition for wagering dollars from other racetracks and OTWs, some of which also offer other forms of gaming, as well as other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania, New Jersey, Delaware, Ohio and West Virginia lotteries. Our account wagering operations compete with other providers of such services throughout the country. We also may face competition in the future from new OTWs, new racetracks or new providers of account wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing operations, such gaming opportunities could have a material adverse effect on our business, financial condition and results of operations.

U.S. and Foreign Revenues

Our net revenues from continuing operations in the U.S. for 2006, 2005 and 2004 were approximately $2,226.4 million, $1,350.5 million and $1,089.0 million, respectively. Our revenues from operations in Canada for 2006, 2005 and 2004 were approximately $18.1 million, $18.6 million, and $16.3 million, respectively.

Segments

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

Management

Name	Age	Position
Peter M. Carlino	60	Chairman and Chief Executive Officer
William J. Clifford	49	Senior Vice President-Finance and Chief Financial Officer
Leonard M. DeAngelo	55	Executive Vice President of Operations
Robert S. Ippolito	55	Vice President, Secretary and Treasurer
Jordan B. Savitch	41	Senior Vice President and General Counsel

Peter M. Carlino.   Mr. Carlino has served as our Chairman and Chief Executive Officer since April 1994. From 1984 to 1994, he devoted a substantial portion of his time to developing, building and operating residential and commercial real estate projects located primarily in central Pennsylvania. Since 1976, Mr. Carlino has been President of Carlino Financial Corporation, a holding company that owns and operates various Carlino family businesses, in which capacity he has been continuously active in strategic planning and monitoring its operations.

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

Leonard M. DeAngelo.   Mr. DeAngelo joined us in July 2003 as Executive Vice President of Operations. From December 2000 to July 2003, Mr. DeAngelo served as President of the Atlantic City Hilton Casino Resort. Prior to being named President of the Atlantic City Hilton, Mr. DeAngelo served for three years as Corporate Senior Vice President of Casino Marketing with Sun International Resorts, Inc., where, in addition to his marketing responsibilities, he also oversaw information technology initiatives relating to the casinos, including operations, marketing, data warehousing and online projects. From November 1995 to December 1997, Mr. DeAngelo was President of the Sands Hotel and Casino in Atlantic City. He served with the Sands in other executive positions beginning in 1983, holding the titles of Director of Casino Administration, Vice President Casino Administration and Senior Vice President before being named President. He began his career in the gaming and hotel industry in 1979 at Bally’s Park Place Hotel and Casino in Atlantic City.

Robert S. Ippolito.   In July 2001, we appointed Mr. Ippolito to the position of Vice President. Mr. Ippolito has served as our Secretary and Treasurer since April 1994 and as our Chief Financial Officer from April 1994 until July 2001. Mr. Ippolito brings more than 23 years of gaming and racing experience to the management team both as a manager at a major accounting firm and as an officer of companies in the racing business.

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

Employees and Labor Relations

As of December 31, 2006, we had 14,874 full- and part-time employees.

We are required to have agreements with the horsemen at each of our racetracks to conduct our live racing and simulcasting activities. In addition, in order to operate gaming machines in West Virginia, we must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders. At the Charles Town Entertainment Complex, we have an agreement with the Charles Town horsemen that expires on December 31, 2007 and an agreement with the breeders that expires on June 30, 2007. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on December 31, 2010.

Our agreement with the Pennsylvania thoroughbred horsemen at Penn National Race Course expires on September 30, 2011. We have an agreement with Local 137 at Penn National Race Course with respect to pari-mutuel clerks and admissions and Telebet personnel that expires on December 31, 2007. We also have an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at our OTWs. That agreement, which we are currently documenting, will expire on September 30, 2009.

We expect to enter into a new, long-term, agreement with the Maine Harness Horsemen Association prior to the start of the 2007 racing season. Pennwood Racing, Inc. also has an agreement in effect with the horsemen at Freehold Raceway which expires in May 2009.

Throughout our Argosy properties, the Seafarers Entertainment and Allied Trade Union represents approximately two thousand employees. Additionally, at the Alton property, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO represents eight of our employees, the International Brotherhood of Electrical Workers represents nine of our employees, the Security Police and Fire Professionals of America represents fifty-nine of our employees. At our Indiana and Iowa properties, the American Maritime Officers Union represents eighteen of our employees. We have collective bargaining agreements with these unions that expire at various times between July 2007 and June 2011. At the Empress Casino Hotel, the Hotel Employees and Restaurant Employees Union (“UNITE/HERE”), Local 1 represents approximately three hundred employees. The Hotel Employees and Restaurant Employees Joliet labor agreement expires on March 31, 2010. At Raceway Park, the pari-mutuel tellers are represented by SEIU Local 47, which has subcontracted with UNITE/HERE Local 10 to handle the business affairs of the pari-mutuel tellers, and the current contract expires on May 31, 2007.

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

For the fiscal year ended December 31, 2006, approximately 42.7% and 45.4% of our net revenue and income from operations, respectively, were collectively derived from our Charles Town and Argosy Casino Lawrenceburg operations. Our ability to meet our operating and debt service requirements is substantially dependent upon the continued success of these facilities. The operations at these facilities could be adversely affected by numerous factors including:

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

If any of these events occur, our operating revenues and cash flow could decline significantly.

We may face disruption in integrating and managing facilities we may acquire in the future.

We expect to continue pursuing expansion and acquisition opportunities, and we regularly evaluate opportunities for acquisition of other properties, which evaluations may include discussions and the review of confidential information after the execution of nondisclosure agreements with potential acquisition candidates, some potentially significant in relation to our size.

We could face significant challenges in managing and integrating the expanded or combined operations of the Company and any other properties we may acquire. The integration of any other properties we may acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating properties that we may acquire also may interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations.

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

We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in detail in the subsection entitled “Competition—Gaming Operations” of this Annual Report on Form 10-K.

Racing operations.   Our racing operations face significant competition for wagering dollars from other racetracks and off-track wagering facilities, some of which also offer other forms of gaming, as well as other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania, New Jersey, Maine, Ohio, Delaware and West Virginia lotteries. Our account wagering operations compete with providers of such services throughout the country. We also may face competition in the future from new off-track wagering facilities, new racetracks or new providers of account wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing operations, such gaming opportunities could have a material adverse effect on our business, financial condition and results of operations.

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

Licensing requirements.   As owners and operators of gaming and pari-mutuel wagering facilities, we are subject to extensive state, local and, in Canada, provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities, including the Colorado Limited Gaming Control Commission, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Gaming and Racing Commission, the Louisiana Gaming Control Board, the Mississippi State Tax Commission, the Mississippi Gaming Commission, the Missouri Gaming Commission, the New Jersey Racing Commission, the Ohio State Racing Commission, the Alcohol and Gaming Commission of Ontario, the Pennsylvania Gaming Control Board, the Pennsylvania State Horse Racing Commission, the West Virginia Racing Commission, the West Virginia Lottery Commission, the Maine Gambling Control Board and the Maine Harness Racing Commission, have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, numbers and types of machines and loss limits. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Gaming authorities in the U.S. generally can require that any beneficial owner of our securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must generally apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate such an owner’s suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities.

Potential changes in legislation and regulation of our operations.   Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial or other burdens on the way we conduct our business.

Moreover, legislation to prohibit or limit gaming may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results. For example, in October 2005, the Illinois House of Representatives voted to approve proposed legislation that would eliminate riverboat gambling. If the Illinois Senate were to pass a bill eliminating riverboat gambling, our business would be materially impacted. However, leadership in the Illinois Senate has indicated that the Senate will not pass this bill. In addition, legislation enacting smoking bans can also adversely affect our business.

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

New or changing laws and regulations relating to corporate governance and public disclosure, including new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies. These new or changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, recent issuance and/or lack of guidance. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty and higher costs regarding compliance matters. Due to our commitment to maintain high standards of compliance with laws and public disclosure, our efforts to comply with evolving laws, regulations and standards have resulted in and are likely to continue to result in increased general and administrative expenses. In addition, we are subject to different parties’ interpretation of our compliance with these new and changing laws and regulations. A failure to comply with any of these new laws or regulations could have a materially adverse effect on the company. For instance, if our gaming authorities, the SEC, our independent auditors or our shareholders and potential shareholders conclude that our compliance with the regulations is unsatisfactory, this may result in a negative public perception of our company, subject us to increased regulatory scrutiny, penalties or otherwise adversely affect us.

Inclement weather and other conditions could seriously disrupt our business and have a material adverse effect on our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to rivers, these facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For example, in late August 2005, we closed Hollywood Casino Bay St. Louis (formerly known as Casino Magic—Bay St. Louis) in Bay St. Louis, Mississippi, Boomtown Biloxi casino in Biloxi, Mississippi and Hollywood Casino Baton Rouge (formerly known as Casino Rouge) in Baton Rouge, Louisiana in anticipation of Hurricane Katrina. Hollywood Casino Baton Rouge subsequently reopened on August 30, 2005. However, due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume operations until June 29, 2006 and August 31, 2006, respectively. In addition, several of our casinos are subject to risks generally associated with the movement of vessels on inland waterways, including risks of collision or casualty due to river turbulence and traffic. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period.

The extent to which we can recover under our insurance policies for damages sustained at our Gulf Coast properties in the event of future hurricanes, as well as changes in the local gaming market as a result of the hurricane could adversely affect our business.

On August 28, 2005, we closed Hollywood Casino Bay St. Louis in Bay St. Louis, Mississippi and Boomtown Biloxi casino in Biloxi, Mississippi in anticipation of Hurricane Katrina. Due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume operations until June 29, 2006 and August 31, 2006, respectively. We maintain significant property insurance, including business interruption coverage, for both Hollywood Casino Bay St. Louis and Boomtown Biloxi. However, there can be no assurances that we will be fully or promptly compensated for weather-related losses at any of our facilities in the event of future hurricanes. The infrastructure damage caused by Hurricane Katrina to the communities surrounding our Bay St. Louis and Biloxi properties could adversely affect the local gaming markets by making travel and staffing more difficult. The reopening dates and plans of our competitors could also adversely affect our future operating results.

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

We believe that a substantial majority of the slot machines sold in the U.S. in recent years were manufactured by a few select companies. In addition, we believe that one company in particular provided a majority of all slot machines sold in the U.S. in recent years.

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

Effective October 1, 2004, we signed an agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course that expires on September 30, 2011. At the Charles Town Entertainment Complex, we have an agreement with the Charles Town Horsemen that became effective on January 1, 2005 and expires on December 31, 2007. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on December 31, 2010. We expect to enter in a new, long-term, agreement with the Maine Harness Horsemen Association prior to the start of the 2007 racing season.

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

Work stoppages, organizing drives and other labor problems could negatively impact our future profits.

Some of our employees are represented by labor unions. A lengthy strike or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and results of operations. We cannot provide any assurance that we will not experience additional and more successful union activity in the future.

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

We intend to finance our current and future expansion and renovation projects primarily with cash flow from operations, borrowings under our current senior secured credit facility and equity or debt financings. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining additional equity financing or joint venture partners, or modifying our senior secured credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

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

Our stock price may fluctuate in response to a number of events and factors, such as variations in operating results, actions by various regulatory agencies and legislatures, litigation, operating competition, market perceptions, progress with respect to potential acquisitions, changes in financial estimates and recommendations by securities analysts, the actions of rating agencies, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following describes our principal real estate properties:

Charles Town Entertainment Complex.   We own a 288-acre parcel in Charles Town, West Virginia, a portion of which contains the Charles Town Entertainment Complex. The property also includes a 3/4 -mile all weather, lighted thoroughbred racetrack and an enclosed grandstand/clubhouse.

Argosy Casino Lawrenceburg.   The Argosy VI is a riverboat casino, which we own. We own and lease 52 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the Argosy VI, and includes an entertainment pavilion, a hotel, and a parking garage. In addition, we own a 52 acre parcel on Route 50 which we use for remote parking.

Hollywood Casino Aurora.   We own a dockside barge structure and land-based pavilion in Aurora, Illinois. The property also includes two parking garages under capital lease agreements.

Empress Casino Hotel.   We own approximately 260 acres in Joliet, Illinois, which includes a barge-based casino, a hotel and an entertainment pavilion.

Argosy Casino Riverside.   We own approximately 34 acres in Riverside, Missouri, which includes a barge-based casino, an entertainment facility and a parking garage.

Hollywood Casino Baton Rouge.   The Hollywood Casino Baton Rouge (formerly known as Casino Rouge) is a four-story riverboat casino, which we own. We own a 17.4 -acre site on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The property site serves as the dockside embarkation for the Hollywood Casino Baton Rouge and features a two-story building. We also own 5.5 acres of land that are used primarily for offices, warehousing, and parking.

Argosy Casino Alton.   The Alton Belle II is a riverboat casino, which we own. We lease a 2.5 acre parcel in Alton, Illinois, a portion of which serves as the dockside boarding for the Alton Belle II.  The dockside facility includes an entertainment pavilion and office space.  In addition, we lease an office building adjacent to the property and own an office building nearby.

Hollywood Casino Tunica.   We lease approximately 70 acres of land in Tunica, Mississippi, which contains a single-level casino and other land-based facilities. Hollywood Casino Tunica is located amongst a cluster of gaming facilities, including those operated by Resorts International and Boyd Gaming Corporation.

Hollywood Casino Bay St. Louis.   We own approximately 614 acres in the city of Bay St. Louis, Mississippi, including the 17-acre marina. The property includes an 18-hole golf course, one hotel, and other land-based facilities, all of which we own.

Argosy Casino Sioux City.   We have a lease in Sioux City, Iowa, for the landing rights, which includes the dockside embarkation for the Argosy IV. The Argosy IV is a riverboat casino. We own the Argosy IV as well as adjacent barge facilities.

Boomtown Biloxi.   We lease 17 land acres, most of which is utilized for the gaming location under a 99-year lease that began in 1994. We also lease approximately 5 acres of submerged tidelands at the casino site from the State of Mississippi under a ten-year lease with a five-year option to renew. We own the barge on which the casino is located and all of the land-based facilities. In addition, we own 6.5 acres in adjacent property, which we plan to utilize for additional parking and to develop the property.

Bangor Raceway and Hollywood Slots at Bangor.   We lease approximately 26 acres located at Bass Park in Bangor, Maine, which consists of over 12,000 square feet of grandstand space with seating for 3,500 patrons. In addition, the Hollywood Slots at Bangor facility, which we lease, consists of just over 2 acres and is located near our Bass Park property. In late December of 2006 we purchased the former Holiday Inn in Bangor Maine, which included 7.8 acres of land.

Bullwhackers.   Our Bullwhackers Casino, the adjoining Bullpen Sports Casino and the Silver Hawk Saloon and Casino are located on an approximately four-acre site. We own the Bullwhackers Casino and Silver Hawk Saloon and Casino properties and lease Bullpen Sports Casino property. On August 30, 2006, we purchased the gas station/ convenience store located approximately 7 miles east of Bullwhackers Casino on Highway 119. This is approximately a 7.6 acre site.

Casino Rama.   We do not own any of the land located at or near the casino or Casino Rama’s facilities and equipment. The Ontario Lottery and Gaming Corporation has a long-term ground lease with an affiliate of the Mnjikaning First Nation, for the land on which Casino Rama is situated. Under the Development and Operating Agreement, CHC Casinos Canada Limited has been granted full access to Casino Rama during the term of the Development and Operating Agreement to perform its services under the Agreement. The Casino Rama facilities are located on approximately 57 acres.

Penn National Race Course.   We own approximately 625 acres in Grantville, Pennsylvania, of which 225 is where the Penn National Race Course is located. Currently, the property includes a one-mile all-weather thoroughbred racetrack and a 7/8-mile turf track, and a temporary simulcast facility. The property also includes approximately 400 acres surrounding the Penn National Race Course that are available for future expansion or development.

Raceway Park.   We own approximately 92 acres in Toledo, Ohio, where Raceway Park is located. The property includes a 5/8-mile harness race track, including a clubhouse and a grandstand.

Freehold Raceway.   Through our joint venture, we own a 51-acre site in Freehold in Western Monmouth County, New Jersey where Freehold Raceway in located. The property features a half-mile oval harness track and a grandstand.

Off-track wagering facilities (“OTWs”).   We own one of our existing OTW facilities and lease the remaining five facilities. The following is a list of our OTW facilities and their locations:

Our OTW Locations

Location	Size (Sq. Ft.)	Owned/Leased	Date Opened
Reading, PA	22,500	Leased	May 1992
Chambersburg, PA	12,500	Leased	April 1994
York, PA	25,000	Leased	March 1995
Lancaster, PA	24,000	Leased	July 1996
Williamsport, PA	14,000	Owned	February 1997
Johnstown, PA	14,220	Leased	September 1998

Other.   We lease 32,196 square feet of office and warehouse space for buildings in Wyomissing, Pennsylvania for our executive offices from affiliates of Peter M. Carlino, our Chairman and Chief

Executive Officer. We believe the lease terms for the executive office and warehouse to be no less favorable than such lease terms that could have been obtained from unaffiliated third parties.

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

The following proceedings could result in costs, settlements, damages, or rulings that materially impact the Company’s consolidated financial condition or operating results. In each instance, we believe that we have meritorious defenses, claims and/or counter-claims, and we intend to vigorously defend ourselves or pursue our claim.

In October 2002, in response to the Company’s plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue-based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company’s request to relocate the barge. Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved the Company’s plan to relocate the barge. In March 2004, the trial court ruled in favor of the Company on all counts. The plaintiff appealed the decision to the Fifth Circuit, which upheld the tenant’s right to relocate but remanded the case to the trial court because there was insufficient evidence in the record to determine whether the casino barge would be relocated to a place which would trigger the increased rent obligation under the lease. The trial is scheduled for May 14, 2007. The Company has filed a motion for summary judgment. The parties have also engaged in active settlement negotiations, but have not yet reached a final settlement of this matter.

In November 2005, Capital Seven, LLC and Shawn A. Scott (“Capital Seven”), the sellers of Bangor Historic Track (“BHT”), filed a demand for arbitration with the American Arbitration Association seeking $30 million plus interest and other damages. Capital Seven alleges a breach of contract by the Company based on the Company’s payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price the sellers claim is due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on the Company’s operations, and currently are disputing the effective tax rate. The dispute is currently in its initial stages. Pursuant to the dispute resolution procedures, the Company deposited $30 million in escrow, pending a resolution. This amount is included within the other assets line item on the Company’s consolidated balance sheets at December 31, 2006 and 2005. The parties recently completed their selection of arbitrators.

In conjunction with the Company’s merger with Argosy Gaming Company (“Argosy”), and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated over eight years ago related to the Baton Rouge property formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. Shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, seeks to prove that the gaming license was invalidly issued and seeks to recover lost gaming revenues that the plaintiff contends it could have earned if the gaming license had been properly issued to the plaintiff. On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest) against Jazz Enterprises, Inc. and Argosy. Pursuant to the verdict, the Company established an appropriate reserve at December 31, 2006. The Company is in the process of preparing post-trial motions seeking to overturn the verdict. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights.

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

	High	Low
2006
First Quarter	$42.48	$30.95
Second Quarter	43.59	35.00
Third Quarter	39.09	31.01
Fourth Quarter	41.99	36.57
2005
First Quarter	$34.84	$28.74
Second Quarter	36.61	29.75
Third Quarter	38.60	31.00
Fourth Quarter	33.52	26.30

The closing sale price per share of our common stock on The NASDAQ National Market on February 14, 2007, was $44.78. As of February 14, 2007, there were approximately 663 holders of record of our common stock. All references to sales prices of our common stock have been retroactively restated to reflect the increased number of our common stock shares outstanding pursuant to the March 7, 2005 stock split.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data for the year ended December 31, 2006 is derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The following selected consolidated financial and operating data for the years ended December 31, 2005, 2004, 2003, and 2002 are derived from our consolidated financial statements that had been audited by BDO Seidman, LLP, an independent registered public accounting firm. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included herein.

The following is a listing of our acquisitions and dispositions that occurred during the five-year period ended December 31, 2006:

•       In April 2002, we acquired the Bullwhackers Casino and related properties.

•       In March 2003, we acquired Hollywood Casino Corporation.

•       In January 2005, we transferred the operations of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (“MTGA”). The sale was not considered final until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding until August 7, 2006.

•       In July 2005, the Hollywood Casino Shreveport property was disposed of.

•       In October 2005, we acquired Argosy Gaming Company (“Argosy”) and divested the Argosy Casino Baton Rouge property.

	Year Ended December 31,
	2006	2005(1)	2004	2003(2)	2002(3)
	(in thousands, except per share data)
Income statement data:(4)
Net revenues	$2,244,547	$1,369,105	$1,105,290	$980,520	$608,327
Total operating expenses	1,666,706	1,125,557	891,510	803,985	510,083
Income from continuing operations	577,841	243,548	213,780	176,535	98,244
Other expenses, net	(207,909)	(101,778)	(76,152)	(76,878)	(52,381)
Income from continuing operations before income taxes	369,932	141,770	137,628	99,657	45,863
Taxes on income	156,852	54,593	50,288	37,463	17,534
Net income from continuing operations	213,080	87,177	87,340	62,194	28,329
Income (loss) from discontinued operations	114,008	33,753	(15,856)	(10,723)	2,534
Net income	$327,088	$120,930	$71,484	$51,471	$30,863
Per share data:(5)
Earnings (loss) per share—Basic
Income from continuing operations	$2.53	$1.05	$1.09	$0.79	$0.38
Discontinued operations, net of tax	1.35	0.41	(0.20)	(0.14)	0.03
Basic earnings per share	$3.88	$1.46	$0.89	$0.65	$0.41
Earnings (loss) per share—Diluted
Income from continuing operations	$2.46	$1.02	$1.05	$0.77	$0.36
Discontinued operations, net of tax	1.32	0.39	(0.19)	(0.14)	0.03
Diluted earnings per share	$3.78	$1.41	$0.86	$0.63	$0.39
Weighted shares outstanding—Basic	84,229	82,893	80,510	78,946	75,550
Weighted shares outstanding—Diluted	86,634	85,857	83,508	81,224	78,188
Other data:
Net cash provided by operating activities	$281,809	$150,475	$197,164	$140,779	$101,641
Net cash used in investing activities	(302,341)	(1,978,800)	(67,114)	(331,607)	(102,064)
Net cash provided by (used in) financing activities	56,427	1,873,221	(124,177)	217,459	18,312
Depreciation and amortization	123,951	72,531	65,785	57,471	34,518
Interest expense	196,328	89,344	75,720	76,616	42,104
Capital expenditures	408,883	121,135	68,957	56,733	88,533
Balance sheet data:
Cash and cash equivalents(6)	$168,515	$132,620	$87,620	$81,567	$54,536
Total assets	4,514,082	4,190,404	1,632,701	1,609,599	765,480
Total debt(6)	2,829,448	2,786,229	858,909	990,123	375,018
Shareholders’ equity	921,163	546,543	398,092	309,878	247,000

(1)          Reflects the operations of Argosy properties since the October 1, 2005 acquisition effective date.

(2)          Reflects the operations of the Hollywood Casino properties since the March 1, 2003 acquisition effective date.

(3)          Reflects operations included since the April 25, 2002 acquisition of Bullwhackers.

(4)          For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

(5)          Per share data has been retroactively restated to reflect the increased number of common stock shares outstanding as a result of our March 7, 2005 and June 25, 2002 stock splits.

(6)          Does not include discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and operator of gaming and pari-mutuel properties. We now own or operate seventeen facilities in thirteen jurisdictions, including Colorado, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, Ohio, Pennsylvania, West Virginia and Ontario. In addition, on November 7, 2006, we agreed to acquire Zia Park Racetrack and its Black Gold Casino (“Zia Park”) in New Mexico. The transaction is expected to close mid-2007, subject to the satisfaction of customary closing conditions, including regulatory approval. We believe that our portfolio of assets provides us with a diversified cash flow from operations.

We have made significant acquisitions in the past few years, and expect to continue to pursue additional acquisition and development opportunities in the future. On March 3, 2003, we acquired Hollywood Casino Corporation, which significantly increased our revenues and cash flow. On February 12, 2004, we purchased Bangor Historic Track, Inc., in Bangor, Maine. On October 3, 2005, we completed our largest acquisition to date, acquiring Argosy Gaming Company (“Argosy”). In early November 2005, we opened a temporary gaming facility in Bangor, Maine. On July 5, 2004, Pennsylvania Governor Edward G. Rendell signed into law the Pennsylvania Race Horse Development and Gaming Act. Our plan is to develop a completely new gaming and racing facility at our Penn National Race Course in Grantville, Pennsylvania. Under this plan, we expect to open a new permanent facility with 2,000 slot machines around the first quarter of 2008 at an estimated cost of $310 million, inclusive of the $50 million gaming license fee, with the ability to add 1,000 machines as soon as demand warrants. We have a master plan to accommodate up to 5,000 gaming devices, based on demand. In late December 2006, the Pennsylvania Gaming Control Board (the “PGCB”) granted us a Category 1 slot machine license.

The vast majority of our revenues is gaming revenue, derived primarily from gaming on slot machines and, to a lesser extent, table games. Other revenues are derived from our management service fee from Casino Rama, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue is derived from wagering on our live races, wagering on import simulcasts at our racetracks and off-track wagering facilities (“OTWs”) and through account wagering, and fees from wagering on export simulcasting our races.

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

Key performance indicators related to revenues are:

•       Gaming revenue indicators—slot handle (volume indicator), table game drop (volume indicator) and “win” or “hold” percentages. Our typical property slot win percentage is in the range of 6% to 10% of slot handle and our typical table games win percentage is in the range of 15% to 25% of table game drop; and

•       Racing revenue indicators—pari-mutuel wagering commissions (volume indicator) earned on wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through account wagering, and fees from wagering on export simulcasting our races at out-of-state locations.

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

Executive Summary

Factors affecting our results for the year ended December 31, 2006, as compared to the year ended December 31, 2005, included the October 2005 Argosy acquisition, the settlement of our business interruption and property damage claims under our all-risk property insurance program resulting from Hurricane Katrina’s impact on Hollywood Casino Bay St. Louis (formerly known as Casino Magic—Bay St. Louis) and Boomtown Biloxi, the recognition of a gain on the sale of discontinued operations, growth at several of our properties, including the Charles Town Entertainment Complex, the contribution of Hollywood Slots at Bangor (which opened in November 2005) and the recording of a goodwill impairment charge for Hollywood Casino Bay St. Louis.

Highlights for the year:

•       Net revenues increased $875.4 million, or 63.9%, for the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily due to the acquisition of Argosy, growth at several of our properties, including the Charles Town Entertainment Complex, and the contribution of Hollywood Slots at Bangor.

•       Net income and diluted earnings per share increased by approximately 170% for the year ended December 31, 2006, as compared to the year ended December 31, 2005.

•       The results of operations of Argosy, which we acquired on October 3, 2005, have been included in our consolidated financial statements since the October 1, 2005 acquisition effective date.

•       During the year ended December 31, 2006, our financial results benefited from a settlement agreement with our property and business interruption insurance providers for a total of $225 million for Hurricane Katrina-related losses at our Hollywood Casino Bay St. Louis and Boomtown Biloxi properties, as well as minor proceeds related to our National Flood Insurance coverage and auto insurance claims. Reflecting the settlement agreement, we recorded a pre-tax gain of $128.3 million ($81.8 million, net of taxes).

•       As a result of our entry into the Second Amendment to the Purchase Agreement and Release of Claims (“Amendment and Release”) with the Mohegan Tribal Gaming Authority (“MTGA”), we recorded, in accordance with generally accepted accounting principles (“GAAP”), a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $114.0 million (net of $84.9 million of income taxes) during the year ended December 31, 2006.

•       As a result of the increased asset values resulting from the reconstruction at Hollywood Casino Bay St. Louis, we determined that all of the goodwill associated with the original purchase of the property was impaired. Accordingly, we recorded a pre-tax charge of $34.5 million ($22.0 million, net of taxes) during the year ended December 31, 2006.

Other Developments:

•       On November 7, 2006, Zia Park, LLC (the “Buyer”), one of our wholly-owned subsidiaries, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Zia Partners, LLC (“Zia”) and (solely with respect to specified sections thereof which relate to our guarantee described below) us, whereby the Buyer will acquire from Zia the Black Gold Casino and Zia Park Racetrack, located on approximately 320 acres in Hobbs, New Mexico, and all related assets of Zia for a purchase price of $200 million in cash, subject to a working capital adjustment and certain other adjustments, and will assume specific liabilities of Zia. Upon the execution of the Asset Purchase Agreement, the Buyer made a deposit of $10 million toward the purchase price. We have guaranteed the payment and performance of the Buyer’s obligations under the Asset Purchase Agreement. The transaction is expected to close by mid-2007, subject to the satisfaction of customary closing conditions, including regulatory approval. We intend to fund this purchase with additional borrowings under our existing $750 million revolving credit facility.

•       On August 8, 2006, we renewed our property insurance coverage in the amount of $200 million. The $200 million coverage is “all risk”, including “named windstorm”, flood and earthquake. Also, we purchased an additional $250 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusion for “named windstorms”, floods and earthquakes. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils. The premium for this coverage was $10.1 million higher during the year ended December 31, 2006, as compared to the year ended December 31, 2005.

•       On July 27, 2006, we announced that, by mutual agreement, Kevin DeSanctis, our President and Chief Operating Officer, would be leaving us. In accordance with an agreement effective October 9, 2006, Mr. DeSanctis ceased to be an executive officer. In order to facilitate an orderly transition, Mr. DeSanctis remained an employee through February 9, 2007. We have retained Heidrick & Struggles International, Inc. to assist us in identifying a successor to Mr. DeSanctis.

•       Boomtown Biloxi and Hollywood Casino Bay St. Louis reopened on June 29, 2006 and August 31, 2006, respectively.

•       Argosy Casino Lawrenceburg continues to move forward with the construction of a planned casino development. The development includes a 1,500 space parking garage, a two-level 270,000 square foot riverboat, and numerous infrastructure upgrades to allow more convenient access to the property. Due to ongoing environmental and archeological studies at the site, the expected opening date for the parking facility will now be the second quarter of 2008, while the expanded casino floor will now open in the second quarter of 2009. The new riverboat will allow up to 4,000 positions on one level, and another 400 positions will be added to the second level, along with restaurants and other amenities on the gaming riverboat.

•       In late December 2006, the PGCB granted us a Category 1 slot machine license for the placement of slot machines at our planned Hollywood Casino racing and gaming facility at Penn National Race Course. In August 2006, we commenced construction of the integrated racing and gaming facility at Penn National Race Course. In preparation for the construction, we closed and razed the aged grandstand and clubhouse at Penn National Race Course, and opened a new 24,000 square foot temporary facility offering pari-mutuel wagering, food and beverage services, more than 250 television monitors, administrative offices and facilities for jockeys. The Hollywood Casino at Penn National will be a 365,000 square foot facility, and will be sized for 3,000 slot machines, with 2,000 positions planned at opening.

•       In late December 2006, we completed the purchase of the former Holiday Inn in Bangor, Maine, where we will be building the permanent Hollywood Slots at Bangor facility. Due to the results currently generated by our temporary facility and a substantial number of patrons driving significant distances to Hollywood Slots at Bangor, we are adding a hotel to the plans for the permanent facility, which will feature a two-story, semi-circular, glass tower casino area, a four-story parking garage, restaurants, retail space and a new simulcast facility for off-track wagering. Construction of the facility, which will open with 1,000 slot machines and have capacity for 1,500 gaming machines, is planned to commence in the first half of 2007, following the demolition of the existing hotel and adjacent buildings.

•       At the Charles Town Entertainment Complex, we completed construction of a 378-seat buffet and a new parking garage, which doubled our structured parking to 5,048 spaces. In addition, we continue to build and develop the Charles Town Entertainment Complex, with the current expansion of the property including a hotel and a 65,000 square foot expansion of the gaming floor. The expansion of the gaming floor, which is expected to be completed in two phases, will enable us to initially add 800 more slot machines, with capacity for an additional 1,000 slot machines thereafter. We expect the opening of the first phase of expansion to occur in May 2007.

•       Argosy Casino Riverside continues to make progress on the 258-room hotel that is expected to open in April 2007.

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

•       In Ohio, as the owner of Raceway Park in Toledo, we provided support during 2006 for a proposed constitutional amendment that would have established a tuition grant program for Ohio students to attend public or private colleges in the state by allowing up to 3,500 slot machines at each of the state’s seven existing racetracks and two locations in downtown Cleveland. On November 7, 2006, the proposed constitutional amendment was voted down by Ohio citizens. Our efforts and funding of this referendum reduced our earnings on a short-term basis.

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

For 2007, we will be focused on the above initiatives and other factors affecting the business similar to the drivers of our 2006 results, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks to achieving our financial objectives for 2007 are discussed in the “Risk Factors” and “Important Factors Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K for the year ended December 31, 2006.

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

Long-lived assets

At December 31, 2006, we had a net property and equipment balance of $1,365.9 million, representing 30% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

At December 31, 2006, we had $1,869.4 million in goodwill and $726.1 million in other intangible assets on our consolidated balance sheet, representing 41% and 16% of total assets, respectively, resulting from our acquisition of other businesses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with our acquisitions, valuations were completed to determine the allocation of the purchase prices. The factors considered in the valuations included data gathered as a result of our due diligence in connection with the acquisitions and projections for future operations. Goodwill is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we consider our gaming license and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license and trademark intangible assets exceed their fair value, an impairment loss is recognized. The annual evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

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

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•       Most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as Pennsylvania and Maine) and property expansion in under-penetrated markets.

•       The continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.

•       A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Pennsylvania and Ohio) and potential competitive threats to business at our existing properties (such as Maryland, Ohio, and Kentucky). The timing and occurrence of these events remain uncertain. Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

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

The results of continuing operations for the years ended December 31, 2006, 2005, and 2004 are summarized below:

	2006	2005	2004
Year Ended December 31,	(in thousands)
Revenues:
Gaming(1)	$2,057,617	$1,211,360	$957,478
Management service fee	18,146	18,596	16,277
Food, beverage and other	275,700	213,089	197,150
Gross revenues	2,351,463	1,443,045	1,170,905
Less promotional allowances	(106,916)	(73,940)	(65,615)
Net revenues	2,244,547	1,369,105	1,105,290
Operating expenses:
Gaming	1,063,063	646,305	510,159
Food, beverage and other	243,707	165,468	135,832
General and administrative	329,716	191,933	179,734
Hurricane	(128,253)	21,145	—
Goodwill impairment	34,522	—	—
Settlement costs	—	28,175	—
Depreciation and amortization	123,951	72,531	65,785
Total operating expenses	1,666,706	1,125,557	891,510
Income from continuing operations	$577,841	$243,548	$213,780

(1)          Reflects reclassification for cash redemption coupons to contra-revenue from operating expense described in Note 3: Summary of Significant Accounting Policies—Revenue Recognition and Promotional Allowances in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

The results of continuing operations by property for the years ended December 31, 2006, 2005, and 2004 are summarized below:

	Net Revenues(1)			Income (loss) from Continuing Operations
	2006	2005	2004	2006	2005	2004
Year Ended December 31,	(in thousands)
Charles Town Entertainment Complex	$485,197	$440,641	$399,992	$122,938	$109,495	$96,031
Argosy Casino Lawrenceburg(2)	474,046	107,259	—	139,267	31,792	—
Hollywood Casino Aurora	245,475	227,339	219,562	70,140	65,972	59,372
Empress Casino Hotel(2)	238,843	58,228	—	47,822	14,019	—
Argosy Casino Riverside(2)	153,441	34,844	—	37,744	7,680	—
Hollywood Casino Baton Rouge	144,001	129,675	102,909	52,097	16,645	25,543
Argosy Casino Alton(2)	115,194	26,046	—	21,373	3,615	—
Hollywood Casino Tunica	106,352	106,496	107,336	19,393	19,187	18,525
Hollywood Casino Bay St. Louis	32,184	69,595	103,991	35,810	(5,855)	9,996
Argosy Casino Sioux City(2)	53,909	13,218	—	13,363	2,929	—
Boomtown Biloxi	51,421	45,714	69,934	72,812	346	8,739
Hollywood Slots at Bangor	40,871	5,957	978	7,332	(1,845)	(351)
Bullwhackers	26,812	29,435	28,959	947	2,028	3,206
Casino Rama management service contract	18,146	18,595	16,277	16,765	17,234	15,485
Pennsylvania Racing Operations	50,303	53,777	55,352	629	(2,956)	3,552
Raceway Park(2)	8,352	2,286	—	(651)	124	—
Earnings from Pennwood Racing, Inc.	—	—	—	—	—	—
Corporate overhead	—	—	—	(79,940)	(36,862)	(26,318)
Total	$2,244,547	$1,369,105	$1,105,290	$577,841	$243,548	$213,780

(1)          Reflects reclassification for cash redemption coupons to contra-revenue from operating expense described in Note 3: Summary of Significant Accounting Policies—Revenue Recognition and Promotional Allowances in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. In addition, net revenues are net of promotional allowances.

(2)          Reflects results since the October 1, 2005 acquisition effective date.

Revenues

Revenues for the year ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

				Percentage
Year ended December 31,	2006	2005	Variance	Variance
Gaming(1)	$2,057,617	$1,211,360	$846,257	69.9%
Management service fee	18,146	18,596	(450)	(2.4)%
Food, beverage and other	275,700	213,089	62,611	29.4%
Gross revenue	2,351,463	1,443,045	908,418	63.0%
Less promotional allowances	(106,916)	(73,940)	(32,976)	44.6%
Net revenues	$2,244,547	$1,369,105	$875,442	63.9%

				Percentage
Year ended December 31,	2005	2004	Variance	Variance
Gaming(1)	$1,211,360	$957,478	$253,882	26.5%
Management service fee	18,596	16,277	2,319	14.2%
Food, beverage and other	213,089	197,150	15,939	8.1%
Gross revenue	1,443,045	1,170,905	272,140	23.2%
Less promotional allowances	(73,940)	(65,615)	(8,325)	12.7%
Net revenues	$1,369,105	$1,105,290	$263,815	23.9%

(1)          Reflects reclassification for cash redemption coupons to contra-revenue from operating expense described in Note 3: Summary of Significant Accounting Policies—Revenue Recognition and Promotional Allowances in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Gaming revenue

Gaming revenue increased by $846.3 million, or 69.9%, to $2,057.6 million in 2006, and increased by $253.9 million, or 26.5%, to $1,211.4 million in 2005, due to the Argosy acquisition, growth at the Charles Town Entertainment Complex, Hollywood Casino Aurora and Hollywood Casino Baton Rouge (formerly known as Casino Rouge), and the introduction of the Hollywood Slots at Bangor temporary facility. The increase in gaming revenue in 2006 was offset by a decrease at Hollywood Casino Bay St. Louis, while the increase in gaming revenue in 2005 was offset by decreases at both Hollywood Casino Bay St. Louis and Boomtown Biloxi.

The addition of the Argosy properties increased gaming revenues by $761.6 million and $228.8 million in 2006 and 2005, respectively.

Gaming revenue at our Charles Town Entertainment Complex increased by $45.4 million and $39.9 million in 2006 and 2005, respectively, as a result of an increase in patronage due to increased market awareness and expansion of the property. The total average gaming machines on the floor equaled 4,136, 4,119, and 3,659 for the years ended December 31, 2006, 2005 and 2004, respectively.

Gaming revenue at Hollywood Casino Aurora increased by $18.5 million in 2006, as a result of the continued refinement of the marketing programs implemented in 2005, as well as increases to the incentives offered to existing customers.

Gaming revenue at Hollywood Casino Aurora increased by $8.7 million in 2005 as a result of marketing efforts to increase the number of visitations by customers and changes to the slot floor. During the third quarter of 2005, Illinois rolled back its gaming tax to pre-June 2003 levels and reduced the admissions tax from $4.00 to $3.00. As a result, Hollywood Casino Aurora initiated a number of marketing programs that focused on bringing back customers affected by the operational and marketing changes made in response to the gaming and admissions tax increases in 2003. These programs included the elimination of admissions charges, significant advertising of the free admission policy and the mailing of cash and food incentives to individuals who had not visited Hollywood Casino Aurora since 2003.

Gaming revenue at Hollywood Casino Baton Rouge increased by $14.0 million in 2006, as a result of the population growth in the Baton Rouge area, the economic impact of the regional recovery efforts and the reduced competition from casinos on the Mississippi Gulf Coast, all of which were related to the impact of Hurricane Katrina on the region, particularly within the first nine months of 2006. During the three months ended December 31, 2006, gaming revenue declined at Hollywood Casino Baton Rouge, as the population, economic and competitive impacts resulting from Hurricane Katrina began to dissipate.

Gaming revenue at Hollywood Casino Baton Rouge increased by $26.3 million in 2005, as a result of growth in patron visits and win per patron visit as the population of Baton Rouge grew with residents evacuating New Orleans and southeast Louisiana area after Hurricane Katrina.

Gaming revenue at the Hollywood Slots at Bangor temporary facility, which opened to customers in November 2005, increased by $33.3 million and $4.2 million during the years ended December 31, 2006 and 2005, respectively.

The revenue gains observed during 2006 were partially offset by a $29.1 million decline at Hollywood Casino Bay St. Louis, while the revenue gains identified during 2005 were partially offset by decreases of $31.6 million and $21.6 million at Hollywood Casino Bay St. Louis and Boomtown Biloxi, respectively. Both Hollywood Casino Bay St. Louis and Boomtown Biloxi were closed effective August 28, 2005, due to extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Management service fee

Management service fees from Casino Rama decreased by $0.5 million, or 2.4%, to $18.1 million in 2006, as a result of the Ontario smoking ban that was effective May 31, 2006.

Management service fees from Casino Rama increased by $2.3 million, or 14.2%, to $18.6 million in 2005, due to an emphasis on marketing programs that focused on trip generation, recent visitors, the hotel and convention center and the concert program. These programs increased slot play in the casino during 2005.

Food, beverage and other revenue

Food, beverage and other revenue increased by $62.6 million, or 29.4%, to $275.7 million in 2006, and increased by $15.9 million, or 8.1%, to $213.1 million in 2005. The addition of the Argosy properties increased food, beverage and other revenue by $78.9 million and $28.4 million in 2006 and 2005, respectively. The increase observed in 2006 was partially offset by decreases of $13.8 million and $2.1 million at Hollywood Casino Bay St. Louis and Boomtown Biloxi, which were closed effective August 28, 2005, due to extensive Hurricane Katrina damage. In addition, the increase identified during 2006 was partially offset by a decrease of $3.9 million at Penn National Race Course, which was modified from a permanent facility to a temporary facility in 2006 as construction began on Hollywood Casino at Penn National. The increase observed in 2005 was partially offset by decreases of $7.0 million and $4.3 million at Hollywood Casino Bay St. Louis and Boomtown Biloxi, which were closed effective August 28, 2005, due to extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Promotional allowances

Promotional allowances increased by $33.0 million, or 44.6%, to $106.9 million in 2006, and increased by $8.3 million, or 12.7%, to $73.9 million in 2005. The addition of the Argosy properties increased promotional allowances by $38.5 million and $15.4 million in 2006 and 2005, respectively. The increase observed in 2006 was partially offset by a decrease of $5.5 million at Hollywood Casino Bay St. Louis, while the increase identified in 2005 was partially offset by decreases of $4.1 million and $1.8 million at Hollywood Casino Bay St. Louis and Boomtown Biloxi, respectively, which were closed effective

August 28, 2005, due to extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006. In addition, the increase observed in 2005 was also partially offset by a decrease of $2.0 million at Hollywood Casino Aurora, as a result of admissions charges no longer being waived for customers.

Operating Expenses

Operating expenses for the year ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

				Percentage
Year ended December 31,	2006	2005	Variance	Variance
Gaming(1)	$1,063,063	$646,305	$416,758	64.5%
Food, beverage and other	243,707	165,468	78,239	47.3%
General and administrative	329,716	191,933	137,783	71.8%
Hurricane	(128,253)	21,145	(149,398)	(706.5)%
Goodwill impairment	34,522	—	34,522	100.0%
Settlement costs	—	28,175	(28,175)	(100.0)%
Depreciation and amortization	123,951	72,531	51,420	70.9%
Total operating expenses	$1,666,706	$1,125,557	$541,149	48.1%

				Percentag
Year ended December 31,	2005	2004	Variance	Variance
Gaming(1)	$646,305	$510,159	$136,146	26.7%
Food, beverage and other	165,468	135,832	29,636	21.8%
General and administrative	191,933	179,734	12,199	6.8%
Hurricane	21,145	—	21,145	100.0%
Settlement costs	28,175	—	28,175	100.0%
Depreciation and amortization	72,531	65,785	6,746	10.3%
Total operating expenses	$1,125,557	$891,510	$234,047	26.3%

(1)          Reflects reclassification for cash redemption coupons to contra-revenue from operating expense described in Note 3: Summary of Significant Accounting Policies—Revenue Recognition and Promotional Allowances in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Gaming expenses

Gaming expenses increased by $416.8 million, or 64.5%, to $1,063.1 million in 2006, and increased by $136.1 million, or 26.7%, to $646.3 million in 2005, due to the Argosy acquisition, increases at the Charles Town Entertainment Complex and Hollywood Casino Aurora, and the introduction of the Hollywood Slots at Bangor temporary facility. The increase in gaming expenses in 2006 was offset by a decrease at Hollywood Casino Bay St. Louis, while the increase in gaming expenses in 2005 was offset by decreases at both Hollywood Casino Bay St. Louis and Boomtown Biloxi.

The addition of the Argosy properties increased gaming expenses by $385.8 million and $117.3 million in 2006 and 2005, respectively.

Gaming expenses at our Charles Town Entertainment Complex increased by $26.6 million and $24.3 in 2006 and 2005, respectively, due to increases in gaming taxes of $25.2 million and $24.7 million, respectively, which were a result of the increase in gaming revenues.

Gaming expenses at Hollywood Casino Aurora increased by $10.3 million in 2006 due to increases in gaming taxes, which were a result of the increase in gaming revenues and the 3% Illinois tax surcharge. Gaming expenses at Hollywood Casino Aurora increased by $.7 million in 2005 as a result of higher gaming taxes, which were partially offset by labor reductions that resulted from the implementation of “ticket-in, ticket-out” (“TITO”) slot machine technology.

Gaming expenses at the Hollywood Slots at Bangor temporary facility, which opened to customers in November 2005, increased by $19.3 million and $2.5 million during the years ended December 31, 2006 and 2005, respectively.

The expense increases observed during 2006 were partially offset by a decrease at Hollywood Casino Bay St. Louis of $27.9 million, while the expenses increases identified during 2005 were partially offset by decreases of $13.2 million and $5.5 million at Hollywood Casino Bay St. Louis and Boomtown Biloxi, respectively. Both Hollywood Casino Bay St. Louis and Boomtown Biloxi were closed effective August 28, 2005, due to extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Food, beverage and other expenses

Food, beverage and other expenses increased by $78.2 million, or 47.3%, to $243.7 million in 2006, and increased by $29.6 million, or 21.8%, to $165.5 million in 2005. The addition of the Argosy properties increased food, beverage and other expenses by $92.0 million and $31.0 million in 2006 and 2005, respectively. The increase observed in 2006 was offset by decreases at Hollywood Casino Bay St. Louis and Boomtown Biloxi, where food, beverage and other expenses declined by $9.2 million and $2.2 million, respectively. The increase identified in 2005 was offset by decreases at Hollywood Casino Bay St. Louis and Boomtown Biloxi, where food, beverage and other expenses decreased by $0.9 and $2.0 million, as a result of Hurricane Katrina. Both Hollywood Casino Bay St. Louis and Boomtown Biloxi were closed effective August 28, 2005, due to extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

General and administrative expenses

General and administrative expenses increased by $137.8 million, or 71.8%, to $329.7 million in 2006, and increased by $12.2 million, or 6.8%, to $191.9 million in 2005. General and administrative expenses at the properties includes facility maintenance, utilities, property and liability insurance, housekeeping, and all administrative departments such as accounting, purchasing, human resources, legal and internal audit.

The addition of the Argosy properties increased general and administrative expenses by $86.0 million and $24.1 million in 2006 and 2005, respectively.

General and administrative expenses at Hollywood Casino Bay St. Louis increased by $7.9 million in 2006, as the property reopened on August 31, 2006. General and administrative expenses at Hollywood Casino Bay St. Louis decreased by $13.9 million in 2005, as a result of Hurricane Katrina, which closed the property effective August 28, 2005.

General and administrative expenses at Boomtown Biloxi decreased by $11.8 million in 2005, as a result of Hurricane Katrina, which closed the property effective August 28, 2005.

General and administrative expenses at Hollywood Slots at Bangor, increased by $7.6 million and $1.4 million during the years ended December 31, 2006 and 2005, respectively as the property opened to customers in November 2005.

Corporate overhead expenses increased by $34.7 million due to costs incurred during 2006 for acquisition opportunities, increases in legal fees and lobbying costs, additional payroll expense for staffing, and our January 1, 2006 adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires us to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant. Compensation costs related to stock-based compensation for the year ended December 31, 2006 totaled $20.6 million pre-tax.

Corporate overhead expenses increased by $7.3 million in 2005 as we incurred additional audit fees and additional internal audit department costs this period relative to compliance with the rules promulgated in accordance with the Sarbanes-Oxley Act of 2002, particularly Section 404 (dealing with internal controls over financial reporting), an increase in legal fees associated with the Hollywood Casino Shreveport (“HCS”) bankruptcy filing and the Hollywood Casino Baton Rouge land lease litigation, additional payroll expense for staffing at the corporate office and higher payroll taxes as a result of the exercise of stock options.

Hurricane

During the year ended December 31, 2006, our financial results benefited from a settlement agreement with our property and business interruption insurance providers for a total of $225 million for Hurricane Katrina-related losses at our Hollywood Casino Bay St. Louis and Boomtown Biloxi properties, as well as minor proceeds related to our National Flood Insurance coverage and auto insurance claims. Reflecting the settlement agreement, we recorded a pre-tax gain of $128.3 million ($81.8 million, net of taxes).

We recognized a pre-tax charge of $21.1 million ($13.7 million after-tax) associated with the expenses incurred from Hurricane Katrina for the year ended December 31, 2005. The costs included property insurance and business interruption policy deductible expense (approximately $10.2 million), compensation being paid to employees through November 30, 2005 that exceeded the ordinary payroll limits under the business interruption policy (approximately $6.1 million), the purchase of replacement flood insurance for coverage during the remaining insurance policy term (approximately $3.6 million), contributions to the Penn National Gaming Foundation’s Hurricane Katrina Relief Project (approximately $1.0 million) and costs for insurance claim consultants (approximately $.2 million).

Goodwill impairment

As a result of the increased asset values resulting from the reconstruction at Hollywood Casino Bay St. Louis, we determined that all of the goodwill associated with the original purchase of the property was impaired. Accordingly, we recorded a pre-tax charge of $34.5 million ($22.0 million, net of taxes) during the year ended December 31, 2006.

Settlement costs

Hollywood Casino Baton Rouge recorded one-time settlement costs of $28.2 million ($16.8 million after-tax) during the year ended December 31, 2005. The charge was part of the $30.5 million Settlement and Property Purchase Agreement, which terminated litigation between the parties, terminated the lease and mutually released all claims of the parties. The property acquired consists of land on the Mississippi River on which Hollywood Casino Baton Rouge conducts a significant portion of its dockside operations.

Depreciation and amortization expenses

Depreciation and amortization expense increased by $51.4 million, or 70.9%, to $124.0 million in 2006, and increased by $6.7 million, or 10.3%, to $72.5 million in 2005. The addition of the Argosy properties increased depreciation and amortization expense by $45.4 million and $12.3 million in 2006 and 2005, respectively. The increase identified in 2005 was offset by a decrease of $5.5 million that was primarily a result of depreciation being suspended at the Mississippi properties for property and equipment as a result of Hurricane Katrina. In addition, accelerated depreciation was taken in 2004 for property and equipment that had been replaced or was no longer in service at the Mississippi properties.

Other income (expense)

Other income (expense) for the year ended December 31, 2006, 2005 and 2004 are as follows: (in thousands):

				Percentage
Year ended December 31,	2006	2005	Variance	Variance
Interest expense	$(196,328)	$(89,344)	$(106,984)	119.7%
Interest income	3,525	4,111	(586)	(14.3)%
(Loss) earnings from joint venture	(788)	1,455	(2,243)	(154.2)%
Other	(4,296)	39	(4,335)	(11,115.4)%
Loss on early extinguishment of debt	(10,022)	(18,039)	8,017	(44.4)%
Total other income (expenses)	$(207,909)	$(101,778)	$(106,131)	104.3%

				Percentage
Year ended December 31,	2005	2004	Variance	Variance
Interest expense	$(89,344)	$(75,720)	$(13,624)	18.0%
Interest income	4,111	2,093	2,018	96.4%
Earnings from joint venture	1,455	1,634	(179)	(11.0)%
Other	39	(392)	431	109.9%
Loss on early extinguishment of debt	(18,039)	(3,767)	(14,272)	378.9%
Total other income (expenses)	$(101,778)	$(76,152)	$(25,626)	33.7%

Interest expense

Interest expense increased by $107.0 million, or 119.7%, to $196.3 million in 2006, and increased by $13.6 million, or 18.0%, to $89.3 million in 2005, as a result of our entry into a new senior secured credit facility in late 2005. On October 3, 2005, we entered into a $2.725 billion new senior secured credit facility. The senior secured credit facility is comprised of a $750.0 million revolving credit facility, a $325.0 million Term Loan A facility and up to $1.65 billion Term Loan B facility. The proceeds of the senior secured credit facility were used to, among other things, fund the consummation of our acquisition of Argosy, repay our and Argosy’s existing credit facilities, fund Argosy’s repurchase of all of its 9% senior subordinated notes and 7% senior subordinated notes tendered in the previously-announced tender offers and pay certain fees and expenses in connection the aforementioned transactions.

Interest income

Interest income increased by $2.0 million, or 96.4%, to $4.1 million in 2005. The increase was due to investing the $280 million received from the MTGA for the sale of The Downs Racing, Inc. and its subsidiaries in January 2005 and from available excess cash flow.

Loss on early extinguishment of debt

We recorded a $10.0 million loss on early extinguishment of debt during the year ended December 31, 2006, as a result of the redemption of $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes due March 15, 2010. As a result of the redemption, we recorded a loss on early extinguishment of debt of $10.0 million for the call premium and the write-off of the associated deferred financing fees. We recorded a $18.0 million loss on early extinguishment of debt during the year ended December 31, 2005 as a result of the following: $14.0 million loss for the redemption of our $200 million 11 1/8% senior subordinated notes and a $5.7 million loss for the write-off of deferred finance charges relating to the termination of our previous senior secured credit facility, offset by a $1.7 million pre-tax gain for the termination of swap contracts related to the repaid loans.

Taxes

The increase in our effective tax rate to 42.4% for the year ended December 31, 2006, as compared to 38.5% for the year ended December 31, 2005, reflects the impact of operating results in jurisdictions with higher state income tax, an adjustment for items identified in preparation of our tax returns, and the non-deductibility of permanent differences. These items were partially offset by the state income tax impact of our insurance gain, which occurred in a jurisdiction with a lower state income tax rate.

Discontinued operations

Discontinued operations reflect the results of HCS, The Downs Racing, Inc, and the sale of Argosy Casino Baton Rouge. We had a net loss, net of tax benefit, from discontinued operations of $4.1 million and $15.9 million in 2005 and 2004, respectively.

On August 27, 2004, HCS entered into an agreement of sale with Eldorado Resorts LLC (“Eldorado”). On September 10, 2004, a group of creditors led by Black Diamond Capital Management, LLC filed an involuntary Chapter 11 case against HCS. On July 6, 2005, the Bankruptcy Court entered an order confirming the Chapter 11 plan that provided for the acquisition of HCS by affiliates of Eldorado and, on July 22, 2005, the acquisition was completed. As a result of the sale, we recorded a non-cash pre-tax gain of approximately $58.3 million, representing the aggregate amount of previously recorded losses. The after-tax effect of the gain is approximately $37.9 million. We recorded net losses of $5.5 and $18.3 million for HCS for the years ended December 31, 2005 and 2004, respectively.

On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, we entered into the Amendment and Release with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the “Purchase Agreement”), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against us under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, we recorded, in accordance with GAAP, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $114.0 million (net of $84.9 million of income taxes) during the year ended December 31, 2006. In addition, we recorded the present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years, with the first payment date to occur in late 2007. We recorded a net loss of $38,000 and net income of $2.4 million for The Downs Racing, Inc. and its subsidiaries for the years ended December 31, 2005 and 2004, respectively.

On October 25, 2005, pursuant to the previously-announced Securities Purchase Agreement among Argosy, Wimar Tahoe Corporation and CP Baton Rouge Casino, L.L.C., an affiliate of Columbia Sussex Corporation, we completed the sale of Argosy Casino Baton Rouge to Columbia Sussex Corporation for approximately $148.6 million. We owned Argosy Casino Baton Rouge for twenty-four days prior to the sale, and recorded net income of $1.4 million for Argosy Casino Baton Rouge for the year ended December 31, 2005.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $281.8 million, $150.5 million, and $197.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash provided by operating activities for the year ended December 31, 2006 included net income of $327.1 million, non-cash reconciling items, such as depreciation, amortization and the tax benefit from the exercise of stock options, of $0.9 million, offset by net changes in current asset and liability accounts of $46.2 million.

Net cash used in investing activities totaled $302.3 million, $1,978.8 million and $67.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash used in investing activities for the year ended December 31, 2006 included expenditures for property and equipment totaling $408.9 million, offset by insurance proceeds from Hurricane Katrina of $104.1 million and proceeds from the sale of property and equipment totaling $2.4 million.

Net cash provided by financing activities totaled $56.4 million and $1,873.2 million for the years ended December 31, 2006 and 2005, respectively. Net cash used in financing activities totaled $124.2 million for the year ended December 31, 2004. Net cash provided by financing activities for the year ended December 31, 2006 included proceeds from the sale of stock options totaling $12.2 million, proceeds from the issuance of long-term debt equaling $195.7 million, the majority of which was our credit facility, and principal payments on the long-term debt totaling $177.1 million. The principal payment on long-term debt included the call for redemption of all $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes due March 15, 2010. Net cash provided by financing activities for the year ended December 31, 2006 also included $32.5 million in proceeds from insurance financing, offset by $19.3 million in payments on insurance financing, as well as the tax benefit from stock options exercised which equaled $12.4 million.

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

The following table summarizes our capital project expenditures, other than capital maintenance expenditures and expenditures related to the repair of Boomtown Biloxi and Hollywood Casino Bay St. Louis, by property for the year ended December 31, 2006:

Actual
Property	(in millions)
Charles Town Entertainment Complex	$48.6
Hollywood Casino at Penn National	28.6
Hollywood Slots at Bangor	11.0
Argosy Casino Riverside	37.3
Argosy Casino Lawrenceburg	37.0
Boomtown Biloxi	15.3
Other	2.8
Totals	$180.6

At the Charles Town Entertainment Complex, we completed construction of a 378-seat buffet and a new parking garage, which doubled our structured parking to 5,048 spaces.

In late December 2006, the PGCB granted us a Category 1 slot machine license for the placement of slot machines at our planned Hollywood Casino racing and gaming facility at Penn National Race Course. In August 2006, we commenced construction of the integrated racing and gaming facility at Penn National Race Course. In preparation for the construction, we closed and razed the aged grandstand and clubhouse at Penn National Race Course, and opened a new 24,000 square foot temporary facility offering pari-mutuel wagering, food and beverage services, more than 250 television monitors, administrative offices and facilities for jockeys.

In late December 2006, we completed the purchase of the former Holiday Inn in Bangor, Maine, where we will be building the permanent Hollywood Slots at Bangor facility.

At Argosy Casino Riverside, we are continuing to make progress on the 258-room hotel that is expected to open April 2007.

We continue to move forward with the construction of a planned casino development at Argosy Casino Lawrenceburg.

In 2006, we spent approximately $164.2 million for Hurricane Katrina-related capital project expenditures related to Boomtown Biloxi and Hollywood Casino Bay St. Louis.

In 2006, we spent approximately $64.1 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and related slot machine equipment, including TITO equipment. With the exception of Bullwhackers, all of our gaming facilities are 100% TITO.

Cash generated from operations and cash available under the revolver portion of our senior secured credit facility funded our capital expenditure and capital maintenance expenditures in 2006.

The following table summarizes our expected capital project expenditures, other than capital maintenance expenditures and expenditures related to the repair of Boomtown Biloxi and Hollywood Casino Bay St. Louis, by property for the year ending December 31, 2007 as well as the projects in their entirety:

	December 31, 2007	Project Total
Property	(in millions)
Charles Town Entertainment Complex	$38.0	$56.0
Hollywood Casino at Penn National	222.0	310.0
Hollywood Slots at Bangor	62.0	131.0
Argosy Casino Riverside	7.0	66.0
Argosy Casino Lawrenceburg	51.0	310.0
Other	16.0	26.5
Totals	$396.0	$899.5

•       We continue to build and develop the Charles Town Entertainment Complex, with plans for the current expansion of the property including a 153-room on-site hotel and a 65,000 square foot expansion of the gaming floor. The expansion of the gaming floor will enable us to initially add 800 gaming machines, with capacity for an additional 1,000 gaming machines thereafter. The complex has been approved to operate a maximum of 6,500 gaming machines. The expanded gaming floor is expected to be completed in two phases, with the first phase being completed in May 2007.

•       The Hollywood Casino at Penn National project includes a license fee of $50.0 million, the construction and fitting of a 365,000 square foot integrated racing and gaming facility, 2,000 slot machines (with the ability to add 1,000 additional machines), a 2,500 space parking garage and several restaurants. We plan on spending a total of $310.0 million in 2006, 2007 and 2008. The expected opening date is the first quarter of 2008.

•       Due to the results currently generated by our temporary Hollywood Slots at Bangor facility and a substantial number of patrons driving significant distances to Hollywood Slots at Bangor, we are adding a hotel to the plans for the permanent Hollywood Slots at Bangor facility, which will feature a two-story, semi-circular, glass tower casino area, a four-story parking garage, restaurants, retail space and a new simulcast facility for off-track wagering. Construction of the facility, which will open with 1,000 slot machines and have capacity for 1,500 gaming machines, is planned to commence in the first half of 2007, following the demolition of the existing hotel and adjacent buildings.

•       The expansion at Argosy Casino Riverside will add a 258-room hotel that is expected to open April 2007. This hotel will increase the total banquet/conference facilities to 19,000 square feet, and parking to 3,000 spaces. We spent $46.0 million to date, and the total project budget is $66.0 million.

•       The expansion at Argosy Casino Lawrenceburg includes a 1,500 space parking garage, which is expected to open in the second quarter of 2008, a two-level 270,000 square foot riverboat, and numerous infrastructure upgrades to allow more convenient access to the property, which are expected to open in the second quarter of 2009. The new riverboat will allow up to 4,000 positions on one level and another 400 positions will be added to the second level, along with restaurants and other amenities on the gaming riverboat. We plan to spend an aggregate of $310.0 million on the project.

Debt

We made significant progress in improving our capital structure over the past few years, in anticipation of several new growth opportunities that we expect to take advantage of over the next few years. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. In March 2005, we completed a private offering of $250 million of 6 3/4% senior subordinated notes. The proceeds from these activities were applied to the redemption of $200 million of our 11 1/8% Series B senior subordinated notes and were applied to previously-announced development projects. In October 2005, we entered into a $2.725 billion new senior secured credit facility. The proceeds of the senior secured credit facility were used to, among other things, fund the consummation of our acquisition of Argosy, repay our and Argosy’s existing credit facilities, fund Argosy’s repurchase of all of its 9% senior subordinated notes and 7% senior subordinated notes tendered in the previously-announced tender offers and consent solicitations and pay certain fees and expenses in connection with the aforementioned transactions. Consistent with our management of our capital structure, in February 2006 we called for the redemption of the $175 million of our outstanding 8 7/8% senior subordinated notes. We funded the note redemption from available cash and borrowings under our revolving credit facility, which we expect to result in lower levels of debt service going forward.

Senior Secured Credit Facility

On October 3, 2005, we entered into a $2.725 billion senior secured credit facility to fund our acquisition of Argosy, including payment for all of Argosy’s outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries, the payment of related transaction costs, and to provide additional working capital. Concurrent with this financing, our previous senior credit facility was terminated, which resulted in an early extinguishment of debt charge of $4.0 million. The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $389.5 million was drawn at December 31, 2006), a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility. The senior secured credit facility also allows us to raise an additional $300 million in senior secured credit for project development and property expansion.

During the year ended December 31, 2006, the senior secured credit facility increased by $195.0 million as a result of numerous corporate transactions, including partial funding of the redemption of our $175 million 8 7/8% senior subordinated notes.

The senior secured credit facility is secured by substantially all of our assets.

Redemption of 8 7/8% Senior Subordinated Notes

In February 2006, we called for the redemption of our $175 million 8 7/8% senior subordinated notes. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest and was made on March 15, 2006. We recorded a $10.0 million loss on early extinguishment of debt during the year ended December 31, 2006 for the call premium and the write-off of the associated deferred financing fees. We funded the redemption of the notes from available cash and borrowings under our revolving credit facility.

6 7/8% Senior Subordinated Notes

On December 4, 2003, we completed an offering of $200 million of 6 7/8% senior subordinated notes that mature on December 1, 2011. Interest on the notes is payable on June 1 and December 1 of each year, beginning June 1, 2004.

We may redeem all or part of the notes on or after December 1, 2007 at certain specified redemption prices.

The 6 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of our current and future wholly-owned domestic subsidiaries. The 6 7/8% notes rank equally with our future senior subordinated debt and junior to our senior debt, including debt under our senior secured credit facility. In addition, the 6 7/8% notes will be effectively junior to any indebtedness of Penn’s non-U.S. Unrestricted Subsidiaries.

The 6 7/8% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”). On August 27, 2004, we completed an offer to exchange the notes and guarantees for notes and guarantees registered under the Securities Act having substantially identical terms.

6 3/4% Senior Subordinated Notes

On March 9, 2005, we completed a private offering of $250 million of 6 3/4% senior subordinated notes that mature on March 1, 2015. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005. The 6 3/4% notes are general unsecured obligations and are not guaranteed by our subsidiaries. The 6 3/4% notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act.

Other Long-Term Obligations

On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. Under the terms of the agreement, MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton, and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, we entered into Amendment and Release with the MTGA pertaining to the October 14, 2004 Purchase Agreement, and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against us under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. We recorded the present value of this liability within debt, as the amount due to the MTGA is payable over five years, with the first payment date estimated to occur in late 2007.

Covenants

Our senior secured credit facility, $200 million 6 7/8% and $250 million 6¾% senior subordinated notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, our senior secured credit facility, $200 million 6 7/8% and $250 million 6 3/4% senior subordinated notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

During the year ended December 31, 2006, we made certain amendments to our senior secured credit facility, including the modification of the applicable covenants to enable us to repurchase up to $200 million of our equity or debt securities, the modification of our capital expenditure covenant to increase certain permitted expenditures consistent with our development and expansion projects, and the modification of our collateral documents in accordance with requirements of the Pennsylvania gaming authorities.

At December 31, 2006, we were in compliance with all required financial covenants.

Sale of Argosy Casino Baton Rouge

On October 25, 2005 we completed the sale of Argosy Casino Baton Rouge to an affiliate of Columbia Sussex Corporation for approximately $148.6 million in cash. We used the net after-tax proceeds from the sale to reduce debt.

Outlook

Based on our current level of operations, and anticipated revenue growth, we believe that cash generated from operations and amounts available under our senior secured credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the notes, to retire or redeem the notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. We may need to refinance all or a portion of our debt on or before maturity. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Commitments and Contingencies

Contractual Cash Obligations

At December 31, 2006, there was $389.5 million indebtedness outstanding under the revolving credit portion of our credit facility and approximately $277.0 million available for borrowing. The following table presents our contractual cash obligations at December 31, 2006:

	Payments Due By Period
	Total	2007	2008 – 2009	2010 – 2011	2012 and After
	(in thousands)
Senior secured credit facility
Principal	$2,343,875	$32,750	$183,312	$964,563	$1,163,250
Interest	735,442	158,852	293,592	242,245	40,753
6 7/8% senior subordinated notes
Principal	200,000	—	—	200,000	—
Interest	68,750	13,750	27,500	27,500	—
6 3/4% senior subordinated notes
Principal	250,000	—	—	—	250,000
Interest	143,438	16,875	33,750	33,750	59,063
Other long-term obligations	25,041	5,231	11,120	8,690	—
Purchase obligations	47,911	38,153	6,070	2,722	966
Capital expenditure commitments	162,121	162,121	—	—	—
Capital leases	10,532	2,077	4,300	2,158	1,997
Operating leases	267,432	11,916	20,748	16,124	218,644
Other liabilities reflected in the Company’s consolidated balance sheets	10,895	10,608	287	—	—
Total	$4,265,437	$452,333	$580,679	$1,497,752	$1,734,673

Other Commercial Commitments

The following table presents our material commercial commitments as of December 31, 2006 for the following future periods:

	Total Amounts Committed	2007	2008 – 2009	2010 – 2011	2012 and After
	(in thousands)
Letters of Credit(1)	$83,489	$83,489	$—	$—	$—
Guarantees of New Jersey Joint Venture Obligations(2)	6,517	767	5,750	—	—
Total	$90,006	$84,256	$5,750	$—	$—

(1)          The available balance under the revolving portion of the $750.0 million senior secured credit facility is diminished by outstanding letters of credit.

(2)          In connection with our 50% ownership interest in Pennwood Racing, Inc. (“Pennwood”), our joint venture in New Jersey, we have entered into a debt service maintenance agreement with Pennwood’s lender to guarantee up to 50% of Pennwood’s $13.0 million term loan. Our obligation at December 31, 2006 under this guarantee was approximately $6.5 million.

Interest Rate Swap Agreements

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” below.

New Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109.

FIN 48 creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007, as required.

The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts, as applicable. We expect that the impact of adopting FIN 48 will be a charge to retained earnings of approximately $12.0 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at December 31, 2006, about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing and weighted-average interest rates at year-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each year-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve as of December 31, 2006.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value 12/31/06
	(in thousands)
Long-term debt:
Fixed rate	$5,231	$5,609	$5,511	$5,407	$203,283	$250,000	$475,041	$471,541
Average interest rate	7.00%	7.00%	7.00%	7.00%	6.89%	6.75%
Variable rate	$32,750	$85,563	$97,750	$491,312	$473,250	$1,163,250	$2,343,875	$2,343,875
Average interest rate(1)	6.97%	6.52%	6.48%	6.56%	6.78%	6.92%
Leases	$2,077	$2,287	$2,012	$1,043	$1,116	$1,997	$10,532	$10,532
Average interest rate	6.73%	6.73%	6.70%	6.70%	6.71%	7.72%
Interest rate derivatives:
Interest rate swaps
Variable to fixed(2)	$1,260,000	$811,000	$574,000	$300,000	$—	$—	N/A	$4,035
Average pay rate	4.84%	4.93%	5.02%	5.26%			N/A
Average receive rate(3)	5.34%	4.97%	4.94%	5.05%			N/A

(1)             Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)             Notional amounts outstanding at each year-end.

(3)             Estimated rate, reflective of forward LIBOR.

In accordance with the terms of our $2.725 billion senior secured credit facility, we were required to enter into interest rate swap agreements in amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the senior secured credit facility. On October 27, 2005, we entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. On May 8, 2006, we entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. Under all of these contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate relating to these contracts as of December 31, 2006 was 5.38% for both the $960 million swaps and the $300 million swaps.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Penn National Gaming, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Penn National Gaming, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 23, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Penn National Gaming, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Philadelphia, Pennsylvania
March 7, 2006

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

December 31,	2006	2005
Assets
Current assets
Cash and cash equivalents	$168,515	$132,620
Receivables, net of allowance for doubtful accounts of $3,698 and $2,994 at December 31, 2006 and 2005, respectively	53,829	47,632
Insurance receivable	100,000	51,160
Prepaid expenses and other current assets	57,432	26,780
Deferred income taxes	22,187	48,150
Total current assets	401,963	306,342
Property and equipment, net	1,365,871	1,059,892
Other assets
Investment in and advances to unconsolidated affiliate	16,138	17,184
Goodwill	1,869,444	1,848,661
Other intangible assets	726,126	743,521
Deferred financing costs, net of accumulated amortization of $16,438 and $7,349 at December 31, 2006 and 2005, respectively	57,386	70,960
Other assets	77,154	92,861
Restricted assets held for sale	—	50,983
Total other assets	2,746,248	2,824,170
Total assets	$4,514,082	$4,190,404
Current liabilities
Current maturities of long-term debt	$40,058	$18,567
Accounts payable	37,928	25,549
Accrued expenses	130,877	116,552
Accrued interest	31,329	33,303
Accrued salaries and wages	60,164	54,579
Gaming, pari-mutuel, property, and other taxes	48,181	47,724
Income taxes payable	21,020	18,284
Insurance financing	19,336	6,115
Other current liabilities	26,778	20,636
Total current liabilities	415,671	341,309
Long-term liabilities
Long-term debt, net of current maturities	2,789,390	2,767,662
Deferred income taxes	387,615	259,708
Other noncurrent liabilities	243	659
Liabilities held for sale	—	274,523
Total long-term liabilities	3,177,248	3,302,552
Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, none issued and outstanding at December 31, 2006 and 2005)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 86,814,999 and 85,064,886 shares issued at December 31, 2006 and 2005, respectively)	868	850
Treasury stock (1,698,800 shares issued at December 31, 2006 and 2005)	(2,379)	(2,379)
Additional paid-in capital	251,943	206,763
Retained earnings	667,557	340,469
Accumulated other comprehensive income	3,174	840
Total shareholders’ equity	921,163	546,543
Total liabilities and shareholders’ equity	$4,514,082	$4,190,404

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2006	2005	2004
Revenues
Gaming	$2,057,617	$1,211,360	$957,478
Management service fee	18,146	18,596	16,277
Food, beverage and other	275,700	213,089	197,150
Gross revenues	2,351,463	1,443,045	1,170,905
Less promotional allowances	(106,916)	(73,940)	(65,615)
Net revenues	2,244,547	1,369,105	1,105,290
Operating expenses
Gaming	1,063,063	646,305	510,159
Food, beverage and other	243,707	165,468	135,832
General and administrative	329,716	191,933	179,734
Hurricane	(128,253)	21,145	—
Goodwill impairment	34,522	—	—
Settlement costs	—	28,175	—
Depreciation and amortization	123,951	72,531	65,785
Total operating expenses	1,666,706	1,125,557	891,510
Income from continuing operations	577,841	243,548	213,780
Other income (expenses)
Interest expense	(196,328)	(89,344)	(75,720)
Interest income	3,525	4,111	2,093
(Loss) earnings from joint venture	(788)	1,455	1,634
Other	(4,296)	39	(392)
Loss on early extinguishment of debt	(10,022)	(18,039)	(3,767)
Total other expenses	(207,909)	(101,778)	(76,152)
Income from continuing operations before income taxes	369,932	141,770	137,628
Taxes on income	156,852	54,593	50,288
Net income from continuing operations	213,080	87,177	87,340
Loss from discontinued operations, net of tax	—	(4,135)	(15,856)
Gain on sale of discontinued operations, net of tax	114,008	37,888	—
Net income	$327,088	$120,930	$71,484
Earnings (loss) per share-Basic
Income from continuing operations	$2.53	$1.05	$1.09
Discontinued operations, net of tax	1.35	0.41	(0.20)
Basic earnings per share	$3.88	$1.46	$0.89
Earnings (loss) per share-Diluted
Income from continuing operations	$2.46	$1.02	$1.05
Discontinued operations, net of tax	1.32	0.39	(0.19)
Diluted earnings per share	$3.78	$1.41	$0.86

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2003	81,242,700	$812	$(2,379)	$162,039	$148,055	$1,351	$309,878
Exercise of stock options, including tax benefit of $8,344	1,889,240	19	—	16,140	—	—	16,159	$—
Restricted stock	—	—	—	280	—	—	280	—
Change in fair value of interest rate swap contracts, net of income taxes of $16	—	—	—	—	—	29	29	29
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $44	—	—	—	—	—	82	82	—
Foreign currency translation adjustment	—	—	—	—	—	180	180	180
Net income	—	—	—	—	71,484	—	71,484	71,484
Balance, December 31, 2004	83,131,940	831	(2,379)	178,459	219,539	1,642	398,092	71,693
Exercise of stock options, including tax benefit of $16,969	1,932,946	19	—	27,826	—	—	27,845	—
Restricted stock	—	—	—	478	—	—	478	—
Change in fair value of interest rate swap contracts, net of income taxes of $477	—	—	—	—	—	(852)	(852)	(852)
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $29	—	—	—	—	—	(54)	(54)	—
Foreign currency translation adjustment	—	—	—	—	—	104	104	104
Net income	—	—	—	—	120,930	—	120,930	120,930
Balance, December 31, 2005	85,064,886	850	(2,379)	206,763	340,469	840	546,543	120,182
Stock option activity, including tax benefit of $12,435	1,310,113	14	—	43,397	—	—	43,411	—
Restricted stock	440,000	4	—	1,783	—	—	1,787	—
Change in fair value of interest rate swap contracts, net of income taxes of $1,461	—	—	—	—	—	2,380	2,380	2,380
Foreign currency translation adjustment	—	—	—	—	—	(46)	(46)	(46)
Net income	—	—	—	—	327,088	—	327,088	327,088
Balance, December 31, 2006	86,814,999	$868	$(2,379)	$251,943	$667,557	$3,174	$921,163	$329,422

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2006	2005	2004
Operating activities
Net income	$327,088	$120,930	$71,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,951	72,531	65,785
Amortization of deferred financing costs charged to interest expense	11,361	5,269	5,163
Amortization of the unrealized (gain) loss on interest rate swap contracts charged to interest expense, net of income tax benefit	—	(54)	82
Loss on sale of fixed assets	1,383	6,449	1,824
Loss (earnings) from joint venture	788	(1,455)	(1,634)
Loss relating to early extinguishment of debt	2,255	8,611	3,767
Deferred income taxes	14,394	(28,673)	18,184
Tax benefit from stock options exercised	—	16,969	8,344
Stock-based compensation	20,562	478	280
Gain on sale of discontinued operations, net of tax	(114,008)	—	—
Gain on hurricane, net of tax	(81,799)	—	—
Goodwill impairment, net of tax	22,018	—	—
(Increase) decrease, net of businesses acquired
Accounts receivable	(6,197)	4,300	(15,073)
Insurance receivable	(23,048)	1,431	—
Prepaid expenses and other current assets	(26,933)	(5,956)	5,578
Other assets	13,536	(32,291)	(32,204)
Increase (decrease), net of businesses acquired
Accounts payable	12,379	11,193	2,844
Accrued expenses	4,155	24,968	10,782
Accrued interest	(1,974)	19,317	1,418
Accrued salaries and wages	5,585	(3,419)	165
Gaming, pari-mutuel, property and other taxes	(127)	13,210	3,001
Income taxes payable	(28,748)	(33,900)	13,068
Other current liabilities	5,176	(6,283)	16,740
Operating cash flows from discontinued operations	12	(43,150)	17,566
Net cash provided by operating activities	281,809	150,475	197,164
Investing activities
Expenditures for property and equipment	(408,883)	(121,135)	(68,957)
Proceeds from hurricane	104,136	—	—
Proceeds from sale of property and equipment	2,406	720	1,395
(Payments to) distributions from joint venture	—	(20)	3,112
Proceeds from sale of business	—	423,139	—
Acquisition of businesses, net of cash acquired	—	(2,251,376)	(954)
Increase in cash in escrow	—	(30,000)	—
Investing cash flows from discontinued operations	—	(128)	(1,710)
Net cash used in investing activities	(302,341)	(1,978,800)	(67,114)
Financing activities
Proceeds from exercise of options	12,201	10,876	7,816
Proceeds from issuance of long-term debt	195,678	2,398,961	156
Principal payments on long-term debt	(177,066)	(471,839)	(131,370)
Proceeds from insurance financing	32,522	—	—
Payments on insurance financing	(19,301)	—	—
Increase in deferred financing cost	(42)	(64,777)	(779)
Tax benefit from stock options exercised	12,435	—	—
Net cash provided by (used in) financing activities	56,427	1,873,221	(124,177)
Effect of exchange rate fluctuations on cash	—	104	180
Net increase in cash and cash equivalents	35,895	45,000	6,053
Cash and cash equivalents at beginning of year	132,620	87,620	81,567
Cash and cash equivalents at end of year	$168,515	$132,620	$87,620
Supplemental disclosure
Interest expense paid	$198,605	$65,322	$70,816
Income taxes paid	$127,787	$92,971	$13,388

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.                 Business and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and operator of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. From 2000 to 2003, the Company acquired seven other gaming properties through its Mississippi (Hollywood Casino Bay St. Louis, formerly known as Casino Magic—Bay St. Louis, and Boomtown Biloxi), CRC Holdings, Inc. (Hollywood Casino Baton Rouge, formerly known as Casino Rouge, and Casino Rama management service contract), Bullwhackers properties and Hollywood Casino Corporation (Aurora and Tunica) acquisitions. On October 3, 2005, the Company acquired Argosy Gaming Company (“Argosy”), which included seven properties, of which one has been divested.

The Company now owns or operates, through its subsidiaries, seventeen facilities in thirteen jurisdictions, including Colorado, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, Ohio, Pennsylvania, West Virginia and Ontario. In addition, on November 7, 2006, the Company agreed to acquire Zia Park Racetrack and its Black Gold Casino (“Zia Park”), which is located in New Mexico. The transaction is expected to close mid-2007, subject to the satisfaction of customary closing conditions, including regulatory approval.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

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

3.                 Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all cash balances and highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. The Company has bank deposits and overnight repurchase agreements that exceed federally-insured limits.

Concentration of credit risk, with respect to casino receivables, is limited through the Company’s credit evaluation process. The Company issues markers to approved casino customers only following credit checks and investigations of creditworthiness.

The Company’s receivables of $53.8 million and $47.6 million at December 31, 2006 and 2005, respectively, primarily consist of $22.2 million and $16.2 million, respectively, due from the West Virginia Lottery for gaming revenue settlements and capital reinvestment projects at the Charles Town Entertainment Complex, and $11.2 million and $13.6 million, respectively, for reimbursement of expenses paid on behalf of Casino Rama.

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit-related losses.

Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Cash Equivalents: The fair value of the Company’s cash and cash equivalents approximates the carrying value of the Company’s cash and cash equivalents, due to the short maturity of the cash equivalents.

Long-term Debt: The fair value of the Company’s senior secured credit facility approximates its carrying value, as it is variable-rate debt. The fair value of the Company’s fixed-rate bonds and other long-term obligations as of December 31, 2006 was $471.5 million, which was estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value of the Company’s fixed-rate bonds and other long-term obligations as of December 31, 2006 was $475.0 million. The fair value of the Company’s capital leases and other debt approximates their carrying value.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

Depreciation of property and equipment and amortization of leasehold improvements is recorded using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	25 to 40 years
Furniture, fixtures, and equipment	3 to 7 years
Transportation equipment	5 years
Leasehold improvements	10 to 20 years

The estimated useful lives are determined based on the nature of the assets as well as the Company’s current operating strategy.

The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income. The Company recognized an impairment charge of $4.3 million associated with the Penn National Race Course building demolition during the year ended December 31, 2005.

Goodwill

Goodwill is recorded as part of the Company’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), issued by the Financial Accounting Standards Board (“FASB”). SFAS 142 establishes standards for the accounting of intangible assets that are acquired individually or with a group of other assets and the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. In accordance with SFAS 142, amortization of goodwill is not permitted. Goodwill is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. During the year ended December 31, 2006, as a result of the increased asset values resulting from the reconstruction at Hollywood Casino Bay St. Louis, the Company determined that all of the goodwill associated with the original purchase of the property was impaired. Accordingly, the Company recorded a pre-tax charge of $34.5 million ($22.0 million, net of taxes) during the year ended December 31, 2006.

Other Intangible Assets

The Company accounts for its other intangible assets in accordance with SFAS 142. In accordance with SFAS 142, the Company considers its gaming license and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license and trademark intangible assets exceed their fair value, an impairment loss is recognized. The annual evaluation of indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of an indefinite-life intangible asset has been recorded, it cannot be reversed. Intangible assets that have a definite-life are amortized on a straight-line basis over their estimated useful lives or related service contract. The Company reviews the carrying value of its intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

Deferred Financing Costs

Deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments.

Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which established standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in its consolidated statements of changes in shareholders’ equity.

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

The realizability of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The Company has used tax-planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

Accounting for Derivatives and Hedging Activities

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, established accounting and reporting standards for derivative instruments and hedging activities.

The Company uses fixed and variable-rate debt to finance its operations. Both funding sources have associated risks and opportunities, and the Company’s risk management policy permits the use of derivatives to manage these exposures. Acceptable derivatives for this purpose include interest rate swaps, futures, options, caps, and similar instruments. The Company’s use of derivatives is strictly restricted to hedging (i.e., risk management) applications.

Currently, the Company has a number of interest rate swaps in place, where the swaps serve to mitigate the income volatility associated with a portion of our variable-rate funding. Swap coverage extends out through 2010. In effect, these swaps synthetically convert the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swaps, the Company receives cash flows from the swap counterparties to offset the variable interest payments on the hedged financings, in exchange for paying cash flows based on the swaps’ fixed rates. The Company accounts for these swaps as cash flow hedges, which requires determining a division of hedge results deemed effective and deemed ineffective. However, all of the Company’s hedges were designed in such a way so as to perfectly offset specifically-defined interest payments, such that no ineffectiveness has occurred—nor is any ineffectiveness going to occur, as long as the forecasted cash flows of the designated hedged items and the associated swaps remain unchanged.

Under cash flow hedge accounting, effective derivative results are initially recorded in other comprehensive income and later reclassified to earnings, coinciding with the income recognition relating to the variable interest payments being hedged. In the coming twelve months, the Company anticipates that approximately $5.0 million will be reclassified from other comprehensive income to earnings, as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally higher/lower interest expense will be realized in connection with the variable funding being hedged.

Credit risk relating to derivative counterparties is mitigated by using multiple, highly rated counterparties, and the credit quality of each is monitored on an ongoing basis.

Under cash flow hedge accounting, derivatives are included in the consolidated balance sheets as assets or liabilities. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings.

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

Revenue from the management service contract for Casino Rama is based upon contracted terms, and is recognized when services are performed.

Food, beverage and other revenue, including racing revenue, is recognized as services are performed. Racing revenue includes the Company’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and the Company’s share of wagering from import and export simulcasting, as well as its share of wagering from its off-track wagering facilities (“OTWs”).

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

During the second quarter of 2006, as a result of the Company’s review of trends in interpreting accounting pronouncements and gaming industry practices for accounting for customer cash incentives, the Company reclassified cash redemption coupons to contra-revenue from operating expense. The reclassification reduced both gaming revenue and gaming expenses by $43.4 million and $34.6 million for the years ended December 31, 2005 and 2004, respectively. The reclassification had no effect on operating income, net income or earnings per share for the year ended December 31, 2005 and 2004.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in gaming expenses. The amounts included in promotional allowances for the year ended December 31, 2006, 2005 and 2004 are as follows:

Year ended December 31,	2006	2005	2004
	(in thousands)
Rooms	$11,970	$7,901	$7,812
Food and beverage	85,884	54,479	46,617
Other	9,062	11,560	11,186
Total promotional allowances	$106,916	$73,940	$65,615

The estimated cost of providing such complimentary services for the year ended December 31, 2006, 2005 and 2004 are as follows:

Year ended December 31,	2006	2005	2004
	(in thousands)
Rooms	$5,156	$4,917	$5,136
Food and beverage	60,762	37,561	31,906
Other	5,644	5,479	3,147
Total cost of complimentary services	$71,562	$47,957	$40,189

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share. Options to purchase 1,966,880, 125,000 and 220,000 shares of common stock were outstanding during the years ended December 31, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive.

Year ended December 31,	2006	2005	2004
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	84,229	82,893	80,510
Assumed conversion of dilutive stock options	2,405	2,964	2,998
Diluted weighted-average common shares outstanding	86,634	85,857	83,508

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

The Company elected the modified prospective application method for adoption, which results in the recognition of compensation expense using the provisions of SFAS 123(R) for all share-based awards granted or modified after December 31, 2005, and the recognition of compensation expense using the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), with the exception of the method of recognizing forfeitures, for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, the Company will continue to provide pro forma financial information for prior periods to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS 123, as amended by SFAS 148.

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

The most significant difference between the fair value approaches prescribed by SFAS 123 and SFAS 123(R) and the intrinsic-value method prescribed by APB 25 related to the recognition of compensation expense for stock option awards based on their grant-date fair value. Under SFAS 123, the Company estimated the fair value of stock option grants using the Black-Scholes option-pricing model. The following table reflects the pro forma impact on net income and earnings per share for the twelve months ended December 31, 2005 and 2004 of accounting for the Company’s stock-based compensation using the fair value provisions of SFAS 123, as amended by SFAS 148. The effects of applying SFAS 123 and SFAS 148 in the pro forma disclosure below are not indicative of future amounts. Additional awards in future years are anticipated.

Year ended December 31,	2005	2004
	(in thousands)
Net income, as reported	$120,930	$71,484
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	294	177
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,589)	(4,894)
Pro forma net income	$111,635	$66,767
Earnings per share:
Basic—as reported	$1.46	$0.89
Basic—pro forma	1.35	0.83
Diluted—as reported	1.41	0.86
Diluted—pro forma	1.30	0.80

Prior to the adoption of SFAS 123(R), the Company included all tax benefits associated with stock-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (“excess tax benefits”) to be classified as financing cash flows. The Company included $12.4 million of excess tax benefits in the Company’s cash flows from financing activities for the twelve months ended December 31, 2006 that would have been classified as operating cash flows had the Company not adopted SFAS 123(R).

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 4.26 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994, and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at December 31, 2006, 2005 and 2004:

Year ended December 31,	2006	2005	2004
Risk-free interest rate	5.11%	3.40%	3.40%
Expected volatility	43.29%	40.0%	51.0%
Dividend yield	—	—	—
Weighted-average expected life (years)	4.26	5.45	5.00
Forfeiture rate	4.00%	—	—

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

Acquisitions

The Company accounts for its acquisitions in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

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

The Company is also dependent upon a stable gaming and admission tax structure in the locations that it operates in. Any change in the tax structure could have a material adverse affect on future results of operations.

4.                 New Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109.

FIN 48 creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required.

The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts, as applicable. The Company expects that the impact of adopting FIN 48 will be a charge to retained earnings of approximately $12.0 million.

5.                 Acquisitions

Zia Park

On November 7, 2006, Zia Park, LLC (the “Buyer”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Zia Partners, LLC (“Zia”) and (solely with respect to specified sections thereof which relate to the Company’s guarantee described below) the Company, whereby the Buyer will acquire from Zia the Black Gold casino and Zia Park Racetrack, located on approximately 320 acres in Hobbs, New Mexico, and all related assets of Zia for a purchase price of $200 million in cash, subject to a working capital adjustment and certain other adjustments, and will assume specific liabilities of Zia. Upon the execution of the Asset Purchase Agreement, the Buyer made a deposit of $10 million toward the purchase price. The Company has guaranteed the payment and performance of the Buyer’s obligations under the Asset Purchase Agreement. The transaction, which is expected to be accretive to the Company’s results of operations while further diversifying the Company’s regional asset base, is expected to close mid-2007, subject to the satisfaction of customary closing conditions, including regulatory approval. The Company intends to fund this purchase with additional borrowings under its existing $750.0 million revolving credit facility.

Argosy

On October 3, 2005, the Company acquired 100% of the stock of Argosy. The acquisition reflects the continuing efforts of the Company to diversify by reducing its dependency on individual properties and legislative jurisdictions. The transaction was accounted for as a purchase transaction, in accordance with SFAS 141. As a result, the net assets of Argosy were recorded at their fair value, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The total purchase price for the acquisition was approximately $2,320.2 million, including transaction fees of $44.5 million. The price of $47.00 per share represented an approximate 16% premium over the closing price of Argosy on November 2, 2004, and an approximate 30% premium over the average closing price of Argosy over the ninety days preceding November 2, 2004. The purchase price of the acquisition was funded by the proceeds of the Company’s $2.725 billion senior secured credit facility.

The Company acquired six Argosy casino entertainment facilities and one racetrack, although the Company agreed to enter into sale agreements for three of those properties to expedite the receipt of the regulatory approvals required to complete the merger. The Company completed the sale of Argosy Casino Baton Rouge to an affiliate of Columbia Sussex for approximately $148.6 million, and had until December 31, 2006 to enter into definitive sale agreements for the Argosy Casino Alton and the Empress Casino Hotel. However, on March 6, 2006, the Illinois Gaming Board agreed to allow the Company to retain the Argosy Casino Alton. In addition, the Illinois Gaming Board granted the Company an extension to the time limit by which the Company is required to reach a definitive sale agreement for the Empress Casino Hotel until June 30, 2008.

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

As part of the Argosy acquisition, the Company recorded $2.0 billion in goodwill and other intangible assets. The other intangible assets primarily consisted of a gaming license intangible asset, a trademark intangible asset, a computer software intangible asset, and a customer relationship intangible asset. In accordance with SFAS 142, the Company considers its gaming license and trademark intangible assets as indefinite-life intangible assets that do not require amortization. The computer software and customer relationship intangible assets are amortized using the straight-line method over their estimated useful lives, which are three and five years, respectively. As the acquisition of Argosy was treated as a stock purchase, the estimated goodwill balance and the other intangible assets described above are not expected to be amortized for tax purposes.

The pro forma consolidated results of operations, as if the acquisition of Argosy had occurred on January 1, 2004, are as follows:

	2005	2004
	(in thousands, except per share data)
Pro Forma
Net revenues	$2,109,609	$2,061,697
Income from continuing operations	391,940	406,400
Net income from continuing operations	111,388	128,639
Basic earnings per share	1.34	1.60
Diluted earnings per share	1.30	1.54

Included in the Company’s results for the years ended December 31, 2006 and 2005 were net revenues of $238.8 million and $58.2 million, respectively, income from continuing operations of $47.8 million and $14.0 million, respectively, and net income of $8.4 million and $3.2 million, respectively, for the Empress Casino Hotel.

6.                 Hurricane Katrina

As a result of Hurricane Katrina’s direct hit on the Mississippi Gulf Coast on August 29, 2005, two of the Company’s casinos, Hollywood Casino Bay St. Louis and Boomtown Biloxi, were significantly damaged, many employees were displaced and operations ceased at the two properties. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

The Company had significant levels of insurance in place at the time of Hurricane Katrina to cover the losses resulting from the hurricane, including an “all risk” insurance policy covering “named windstorm” damage, flood damage, debris removal, preservation of property expense, demolition and increased cost of construction expense, and losses resulting from business interruption and extra expenses, all as defined in the policies. The comprehensive business interruption and property damage insurance policies had an overall limit of $400 million, and was subject to property damage deductibles for Hollywood Casino Bay St. Louis and Boomtown Biloxi of approximately $6.0 million and $3.5 million, respectively. The business interruption insurance component of this policy was subject to a five-day deductible.

During the year ended December 31, 2006, the Company’s financial results benefited from a settlement agreement with its property and business interruption insurance providers for a total of $225 million for Hurricane Katrina-related losses at its Hollywood Casino Bay St. Louis and Boomtown Biloxi properties, as well as minor proceeds related to its National Flood Insurance coverage and auto insurance claims. Reflecting the settlement agreement, the Company recorded a pre-tax gain of $128.3 million ($81.8 million, net of taxes).

The Company recognized a pre-tax charge of $21.1 million ($13.7 million after-tax) associated with the expenses incurred from Hurricane Katrina for the year ended December 31, 2005. The costs included property insurance and business interruption policy deductible expense (approximately $10.2 million), compensation being paid to employees through November 30, 2005 that exceeded the ordinary payroll limits under the business interruption policy (approximately $6.1 million), the purchase of replacement flood insurance for coverage during the remaining insurance policy term (approximately $3.6 million), contributions to the Penn National Gaming Foundation’s Hurricane Katrina Relief Project (approximately $1.0 million) and costs for insurance claim consultants (approximately $.2 million).

During the years ended December 31, 2006 and 2005, the Company received $104.1 million and $27.3 million, respectively, from its insurance carriers relating to Hurricane Katrina.

The $100.0 million insurance receivable recorded at December 31, 2006 represents the portion of the $225.0 million settlement that was not received by the Company until January 2007.

The $51.2 million insurance receivable recorded at December 31, 2005 was limited to the net historical book value of assets believed to be damaged, destroyed or abandoned, fixed business expenses and out-of-pocket costs for certain additional expenses incurred during the period as a direct result of the hurricane.

On August 8, 2006, the Company renewed its property insurance coverage in the amount of $200 million. The $200 million coverage is “all risk”, including “named windstorm”, flood and earthquake. Also, the Company purchased an additional $250 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusion for “named windstorms”, floods and earthquakes. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils.

7.                 Property and Equipment

Property and equipment, net, consists of the following:

December 31,	2006	2005
	(in thousands)
Land and improvements	$190,002	$155,735
Building and improvements	868,577	699,584
Furniture, fixtures, and equipment	420,809	314,741
Transportation equipment	2,392	1,401
Leasehold improvements	15,005	13,175
Construction in progress	187,531	82,971
Total property and equipment	1,684,316	1,267,607
Less accumulated depreciation and amortization	(318,445)	(207,715)
Property and equipment, net	$1,365,871	$1,059,892

Depreciation and amortization expense, for property and equipment, totaled $117.3 million, $69.0 million, and $63.3 million in 2006, 2005, and 2004, respectively. Interest capitalized in connection with major construction projects was $8.0 million, $1.5 million, and $0.4 million in 2006, 2005 and 2004, respectively.

8.                 Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets had a gross carrying value of $2.6 billion at December 31, 2006 and 2005, respectively, and accumulated amortization of $19.4 million and $12.8 million at December 31, 2006 and 2005, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at December 31, 2006 and 2005:

December 31,	2006			2005
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill	$1,869,444	$—	$1,869,444	$1,848,661	$—	$1,848,661
Gaming license and trademarks	700,434	—	700,434	711,174	—	711,174
Other intangible assets	45,126	19,434	25,692	45,126	12,779	32,347
Total	$2,615,004	$19,434	$2,595,570	$2,604,961	$12,779	$2,592,182

During the year ended December 31, 2006, goodwill increased by $20.8 million, primarily due to the finalization of certain fixed asset and deferred tax valuations associated with the Argosy and Bangor Historic Track, Inc. acquisitions. This increase was partially offset by a $34.5 million impairment charge at Hollywood Casino Bay St. Louis, as well as a decrease in the value assigned to the Argosy gaming license intangible asset. The $34.5 million impairment charge at Hollywood Casino Bay St. Louis was recorded as the Company determined that all of the goodwill associated with the original purchase of the property was impaired subsequent to the increase in asset values following the reconstruction at Hollywood Casino Bay St. Louis.

The Company’s intangible asset amortization expense was $6.7 million, $3.5 million, and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2006 (in thousands):

Year ending December 31,
2007	$6,655
2008	6,488
2009	5,988
2010	5,119
2011	1,442
Thereafter	—
Total	$25,692

9.                 Long-term Debt

Long-term debt, net of current maturities, is as follows:

December 31,	2006	2005
	(in thousands)
Senior secured credit facility	$2,343,875	$2,148,875
$175 million 8 7/8% senior subordinated notes	—	175,000
$200 million 6 7/8% senior subordinated notes	200,000	200,000
$250 million 6 3/4% senior subordinated notes	250,000	250,000
$200 million 9% senior subordinated notes	—	10
$350 million 7% senior subordinated notes	—	153
Other long-term obligations	25,041	—
Capital leases	10,532	12,191
	2,829,448	2,786,229
Less current maturities of long-term debt	(40,058)	(18,567)
	$2,789,390	$2,767,662

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2006 (in thousands):

2007	$40,058
2008	93,459
2009	105,273
2010	497,762
2011	677,649
Thereafter	1,415,247
Total minimum payments	$2,829,448

At December 31, 2006, the Company was contingently obligated under letters of credit issued pursuant to the $2.725 billion senior secured credit facility with face amounts aggregating $83.5 million.

Senior Secured Credit Facility

On October 3, 2005, the Company entered into a $2.725 billion senior secured credit facility to fund the Company’s acquisition of Argosy, including payment for all of Argosy’s outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries, the payment of related transaction costs, and to provide additional working capital. Concurrent with this financing, the Company’s previous senior credit facility was terminated, which resulted in an early extinguishment of debt charge of $4.0 million. The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $389.5 million was drawn at December 31, 2006), a

$325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility. The $2.725 billion senior secured credit facility also allows the Company to raise an additional $300 million in senior secured credit for project development and property expansion.

During the year ended December 31, 2006, the senior secured credit facility increased by $195.0 million as a result of numerous corporate transactions, including partial funding of the redemption of the Company’s $175 million 8 7/8% senior subordinated notes.

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

In accordance with the terms of its $2.725 billion senior secured credit facility, the Company was required to enter into interest rate swap agreements in amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the senior secured credit facility. On October 27, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. On May 8, 2006, the Company entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. Under all of these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate relating to these contracts as of December 31, 2006 was 5.38% for both the $960 million swaps and the $300 million swaps.

Redemption of 8 7/8% Senior Subordinated Notes

In February 2006, the Company called for the redemption of its $175 million 8 7/8% senior subordinated notes. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest and was made on March 15, 2006. The Company recorded a $10.0 million loss on early extinguishment of debt during the year ended December 31, 2006 for the call premium and the write-off of the associated deferred financing fees. The Company funded the redemption of the notes from available cash and borrowings under its revolving credit facility.

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

6¾% Senior Subordinated Notes

On March 9, 2005, the Company completed an offering of $250 million of 6 3/4% senior subordinated notes that mature on March 1, 2015. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005. The 6 3/4% notes are general unsecured obligations and are not guaranteed by the Company’s subsidiaries. The 6 3/4% notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act.

Other Long-Term Obligations

On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (the “MTGA”). Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, the Company entered into the Second Amendment to the Purchase Agreement and Release of Claims (“Amendment and Release”) with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the “Purchase Agreement”), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. The Company recorded the present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years, with the first payment date estimated to occur in late 2007.

Covenants

The Company’s $2.725 billion senior secured credit facility, $200 million 6 7/8% and $250 million 6 3/4% senior subordinated notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility, $200 million 6 7/8% and $250 million 6 3/4% senior subordinated notes restrict, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

During the year ended December 31, 2006, the Company made certain amendments to its senior secured credit facility, including the modification of the applicable covenants to enable the Company to repurchase up to $200 million of its equity or debt securities, the modification of the Company’s capital expenditure covenant to increase certain permitted expenditures consistent with the Company’s development and expansion projects, and the modification of the Company’s collateral documents in accordance with requirements of the Pennsylvania gaming authorities.

At December 31, 2006, the Company was in compliance with all required financial covenants.

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

The following proceedings could result in costs, settlements, damages, or rulings that materially impact the Company’s consolidated financial condition or operating results. In each instance, the Company believes that it has meritorious defenses, claims and/or counter-claims, and intends to vigorously defend itself or pursue its claim.

In October 2002, in response to the Company’s plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue-based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company’s request to relocate the barge. Since such approval, the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved the Company’s plan to relocate the barge. In March 2004, the trial court ruled in favor of the Company on all counts. The plaintiff appealed the decision to the Fifth Circuit, which upheld the tenant’s right to relocate but remanded the case to the trial court because there was insufficient evidence in the record to determine whether the casino barge would be relocated to a place which would trigger the increased rent obligation under the lease. The trial is scheduled for May 14, 2007. The Company has filed a motion for summary judgment. The parties have also engaged in active settlement negotiations, but have not yet reached a final settlement of this matter.

In November 2005, Capital Seven, LLC and Shawn A. Scott (“Capital Seven”), the sellers of Bangor Historic Track (“BHT”), filed a demand for arbitration with the American Arbitration Association seeking $30 million plus interest and other damages. Capital Seven alleges a breach of contract by the Company based on the Company’s payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price the sellers claim is due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on the Company’s operations, and currently are disputing the effective tax rate. The dispute is currently in its initial stages. Pursuant to the dispute resolution procedures, the Company deposited $30 million in escrow, pending a resolution. This amount is included within the other assets line item on the Company’s consolidated balance sheets at December 31, 2006 and 2005. The parties recently completed their selection of arbitrators.

In conjunction with the Company’s merger with Argosy, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated over eight years ago related to the Baton Rouge property formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. Shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, seeks to prove that the gaming license was invalidly issued and seeks to recover lost gaming revenues that the plaintiff contends it could have earned if the gaming license had been properly issued to the plaintiff.  On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest) against Jazz Enterprises, Inc. and Argosy. Pursuant to the verdict, the Company established an appropriate reserve at December 31, 2006. The Company is in the process of preparing post-trial motions seeking to overturn the verdict. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights.

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

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $28.1 million, $5.2 million, and $4.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The leases for land consist of annual base lease rent payments, plus a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases.

The Company has an operating lease with the City of Bangor for a permanent facility which the Company expects to open in the second quarter of 2008, at a budgeted cost of $131.0 million, which reflects higher construction costs and the addition of a hotel. The expected opening date is fifteen months from receipt of building permits. This permanent facility is subject to a percentage rent equaling 3% of gross slot revenue. The lease is for an initial term of fifteen years, with three ten-year renewal options. The initial term begins with the opening of the permanent facility. An agreement with the City of Bangor calls for a two-year rent moratorium for 2006 and 2007.

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2006 are as follows (in thousands):

Year ending December 31,
2007	$11,916
2008	10,944
2009	9,804
2010	8,376
2011	7,748
Thereafter	218,644
Total	$267,432

Capital Expenditure Commitments

At December 31, 2006, the Company is contractually committed to spend approximately $162.1 million in capital expenditures for projects in progress.

Employee Benefit Plans

The Company has two profit-sharing plans under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plans enable participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. For the Penn National Gaming, Inc. 401(k) Plan, the Company makes a discretionary match contribution of 50% of employees’ elective salary deferrals, up to a maximum of 6% of eligible employee compensation. For the Argosy Employees Savings Plan, the Company makes a discretionary match contribution of 50% of employees’ elective salary deferrals, up to the lesser of 3% of eligible employee compensation, or $2,000 per year.  Effective July 6, 2006, the Argosy Employee Savings Plan was merged into the Penn National Gaming, Inc. 401(k) Plan.

The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at the Charles Town Entertainment Complex. The Company makes annual contributions to this plan for the eligible union employees and to the Penn National Gaming, Inc. 401(k) Plan for the eligible non-union employees for an amount equal to the amount accrued for retirement expense, which is calculated as 0.25% of the daily mutual handle and 1.0% up to a base of the net video lottery revenues and, after the base is met, it reverts to 0.5%. Total contributions to the plans for the years ended December 31, 2006, 2005 and 2004 were $2.9 million, $2.7 million and $3.8 million, respectively.

The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide, on a present value basis, for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company’s contributions in 2006, 2005 and 2004 were $1.5 million, $1.1 million and $0.8 million, respectively.

Agreements with Horsemen and Pari-Mutuel Clerks

The Company is required to have agreements with the horsemen at each of its racetracks to conduct its live racing and simulcasting activities. In addition, in order to operate gaming machines in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

At the Charles Town Entertainment Complex, the Company has an agreement with the Charles Town horsemen that expires on December 31, 2007 and an agreement with the breeders that expires on June 30, 2007. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks that expires on December 31, 2010.

Throughout the Argosy properties, the Seafarers Entertainment and Allied Trade Union represents approximately two thousand employees. Additionally, at the Alton property, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO represents eight of the Company’s employees, the International Brotherhood of Electrical Workers represents nine of the Company’s employees and the Security Police and Fire Professionals of America represents fifty-nine of the Company’s employees. At the Company’s Indiana and Iowa properties, the American Maritime Officers Union represents eighteen of the Company’s employees. The Company has collective bargaining agreements with these unions that expire at various times between July 2007 and June 2011. At the Empress Casino Hotel, the Hotel Employees and Restaurant Employees (“UNITE/HERE”) Union, Local 1 represents approximately three-hundred employees. The UNITE/HERE Joliet labor agreement expires on March 31, 2010. At Raceway Park, the pari-mutuel tellers are represented by the Service Employees International Union (“SEIU”) Local 47, which has subcontracted with UNITE/HERE Local 10 to handle the business affairs of the pari-mutuel tellers, and the current contract expires on May 31, 2007.

The Company’s agreement with the Pennsylvania thoroughbred horsemen at Penn National Race Course expires on September 30, 2011. The Company has an agreement with Local 137 at Penn National Race Course with respect to pari-mutuel clerks and admissions and Telebet personnel that expires on December 31, 2007. The Company also has an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at the OTWs. That agreement, which the Company is currently documenting, expires on September 30, 2009.

The Company expects to enter into a new, long-term, agreement with the Maine Harness Horsemen Association prior to the start of the 2007 racing season. Pennwood Racing, Inc. also has an agreement in effect with the horsemen at Freehold Raceway, which expires in May 2009.

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

New Jersey Joint Venture

On January 28, 1999, the Company, along with its joint venture partner, Greenwood Limited Jersey, Inc. (“Greenwood”), purchased certain assets and assumed certain liabilities of Freehold Racing Association, Garden State Racetrack and related entities, in a transaction accounted for as a purchase transaction.

The Company made an $11.3 million loan to the joint venture and an equity investment of $.3 million. The loan is evidenced by a subordinated secured note, which has been included in investment in and advances to an unconsolidated affiliate in the consolidated financial statements. The note bears interest at prime plus 2.25% or a minimum of 10% (at December 31, 2006, the interest rate was 10.50%). The Company has recorded interest income in the consolidated statements of income of $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The joint venture, through Freehold Racing Association, was part of a multi-employer pension plan. For collectively bargained, multi-employer pension plans, contributions were made in accordance with negotiated labor contracts and generally were based on days worked. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980, the joint venture may, under certain circumstances, become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. In June 2006, Freehold Racing Association withdrew from the multi-employer pension plan, and thereby became subject to payment of a withdrawal liability to the multi-employer pension plan. At December 31, 2006, the most recent date for which information is available, the joint venture withdrawal liability was approximately $3.0 million for Freehold Racing Association, which is payable through November 2028.

The Company and Greenwood entered into a Debt Service Maintenance Agreement with a bank in which each joint venture partner has guaranteed up to 50% of a $23.0 million term loan to the joint venture. The guarantee remains in effect for the life of the loan and is due to expire on September 30, 2009. At December 31, 2006, the outstanding balance on the loan to the joint venture amounted to $13.0 million, of which the Company’s obligation under its guarantee of the term loan was limited to approximately $6.5 million. The Company’s investment in the joint venture is accounted for under the equity method. The original investment was recorded at cost and has been adjusted by the Company’s share of income of the joint venture and distributions received. The Company’s 50% share of the income of the joint venture is included in other income (expenses) in the consolidated statements of income.

11.          Income Taxes

Deferred tax assets and liabilities are comprised of the following:

Year ended December 31,	2006	2005
	(in thousands)
Deferred tax assets:
Stock-based compensation expense	$5,583	$—
Accrued expenses	20,414	127,300
State net operating losses	28,872	9,119
Gross deferred tax assets	54,869	136,419
Less valuation allowance	(28,510)	(9,119)
Net deferred tax assets	26,359	127,300
Deferred tax liabilities:
Property, plant and equipment	(139,418)	(75,584)
Intangibles	(252,369)	(263,274)
Net deferred tax liabilities	(391,787)	(338,858)
Net:	$(365,428)	$(211,558)
Reflected on consolidated balance sheets:
Current deferred tax assets, net	$22,187	$48,150
Noncurrent deferred tax liabilities, net	(387,615)	(259,708)
Net deferred taxes	$(365,428)	$(211,558)

For income tax reporting, the Company has state net operating loss carryforwards aggregating approximately $511.0 million available to reduce future state income taxes primarily for the Commonwealth of Pennsylvania and the State of Mississippi as of December 31, 2006. Due to state tax statutes on annual net operating loss utilization limits, the availability of gaming tax credits, and income and loss projections in the applicable jurisdictions, a valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all the carryforwards will expire at various dates from December 31, 2007 to December 31, 2026.

The $28.5 million valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company, which are not presently expected to be utilized. In the event that the valuation allowance is ultimately unnecessary, $4.7 million would be treated as an increase to equity, $1.5 million would be treated as a reduction to goodwill, and the remainder would be treated as a reduction of tax expense.

The provision for income taxes charged to operations was as follows:

Year ended December 31,	2006	2005	2004
	(in thousands)
Current tax expense
Federal	$108,958	$73,463	$32,025
State	33,067	12,184	845
Foreign	433	—	—
Total current	142,458	85,647	32,870
Deferred tax expense (benefit)
Federal	16,260	(24,566)	17,423
State	(1,866)	(6,488)	(5)
Total deferred	14,394	(31,054)	17,418
Total provision	$156,852	$54,593	$50,288

The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2006, 2005 and 2004:

Year ended December 31,	2006	2005	2004
Percent of pretax income
Federal tax rate	35.0%	35.0%	35.0%
State and local income taxes	5.5%	2.6%	0.4%
Permanent differences	1.8%	0.7%	1.0%
Other miscellaneous items	0.1%	0.2%	0.1%
	42.4%	38.5%	36.5%

12.          Shareholders’ Equity

Stock Split

On February 3, 2005, the Company announced that its Board of Directors approved a 2-for-1 split of the Company’s common stock. The stock split was in the form of a stock dividend of one additional share of the Company’s common stock for each share held. The additional shares were distributed on March 7, 2005 to shareholders of record on February 14, 2005. As a result of the stock dividend, the number of outstanding shares of the Company’s common stock increased to approximately 82.8 million. All references in the consolidated financial statements to number of shares and net income per share amounts of the Company’s common stock have been retroactively restated to reflect the increased number of common stock shares outstanding.

Shareholder Rights Plan

On May 20, 1998, the Board of Directors of the Company authorized and declared a dividend distribution of one preferred stock purchase right (the “Right” or “Rights”) for each outstanding share of the Company’s common stock, par value $.01 per share, payable to shareholders of record at the close of business on March 19, 1999. In addition, a Right is issued for each share of common stock issued after March 19, 1999 and prior to the Rights’ expiration. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a “Preferred Stock Fraction”) of the Company’s Series A Preferred Stock (or another series of preferred stock with substantially similar terms) , or a combination of securities and assets of equivalent value, at a purchase price of $10.00 per Preferred Stock Fraction, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) dated March 2, 1999 between the Company and Continental Stock Transfer and Trust Company as Rights Agent.

The Rights are attached to the shares of the Company’s common stock until they become exercisable. Generally, the Rights will be exercisable beginning on a specified date after a person or group acquires 15% or more of the Company’s common stock (the “Stock Acquisition Date”), commences a tender or exchange offer that will result in such person or group acquiring 20% or more of the outstanding common stock or a determination that a beneficial owner’s ownership of a substantial amount of the Company’s common stock (at least 10%) is intended to pressure the Company to take action not in the long-term best interests of the Company or may have a material adverse impact (“Adverse Person”) on the business or prospects of the Company. The Company will is entitled to redeem the Rights at a price of $.01 per Right (payable in cash or stock) at any time until 10 days following a Stock Acquisition Date or the date on which a person is determined to be an Adverse Person. Upon the occurrence of certain events described in the Rights Agreement, each holder of Rights (other than Rights owned by a shareholder who has acquired 15% or more of the Company’s outstanding common stock or who is determined to be an Adverse Person, which Rights become void) will have the right to receive, upon exercise, Preferred Stock Fractions (or, in certain circumstances, Company common stock , the acquiring company’s common stock, cash, property or other securities of the Company) having a market value of twice the exercise price of each Right. Following any such event, the Company may permit holders to surrender their Rights in exchange for Preferred Stock Fractions (or other property or securities, as the case may be) equal to half the value otherwise purchasable or exchange each Right for one Preferred Share Fraction. A potential dilutive effect may exist upon the exercise of the Rights. Until a Right is exercised, the holder will have no rights as a stockholder of the Company, including, without limitations, the right to vote as a stockholder or to receive dividends. The Rights are not exercisable until the distribution date, and will expire at the close of business on March 18, 2009, unless earlier redeemed or exchanged by the Company.

13.          Stock-Based Compensation

In April 1994, the Company’s Board of Directors and shareholders adopted and approved the 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan permitted the grant of options to purchase up to 12,000,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The 1994 Plan provided for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The 1994 Plan terminated in April 2004, but options granted prior to the 1994 Plan’s termination remain outstanding.

On April 16, 2003, the Company’s Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”). On May 22, 2003, the Company’s shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permits the grant of options to purchase Common Stock and other market-based and performance-based awards. Up to 12,000,000 shares of

Common Stock are available for awards under the 2003 Plan. The 2003 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options. Unless this plan is extended, no awards shall be granted or exchanges effected under this plan after May 31, 2013. At December 31, 2006, there were 4,182,600 options available for future grants under the 2003 Plan.

Stock options that expire between February 8, 2007 and January 12, 2016 have been granted to officers, directors and employees to purchase Common Stock at prices ranging from $2.03 to $41.37 per share. All options were granted at the fair market value of the Common Stock on the date the options were granted.

The following table contains information on stock options issued under the plans for the three-year period ended December 31, 2006:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2003	6,858,500	$6.13
Granted	2,006,000	13.44
Exercised	(1,889,240)	4.14
Canceled	(34,000)	7.91
Outstanding at December 31, 2004	6,941,260	$8.78	5.45	$149,229
Granted	2,813,000	29.51
Exercised	(1,932,946)	5.63
Canceled	(87,500)	9.84
Outstanding at December 31, 2005	7,733,814	$17.09	5.34	$122,844
Granted	1,784,400	33.34
Exercised	(1,310,113)	9.31
Canceled	(97,500)	22.16
Outstanding at December 31, 2006	8,110,601	$21.87	4.97	$160,225

Included in the above are common stock options that were issued in 2003 to the Company’s Chairman outside of the 1994 Plan and the 2003 Plan. These options were issued at $7.95 per share, and are exercisable through February 6, 2013. At December 31, 2006 and December 31, 2005, the number of these common stock options that were outstanding was 23,750 and 95,000, respectively. In addition, the Company issued 160,000 restricted stock awards in 2004, which fully vest in May 2009, and issued 280,000 restricted stock awards in 2006, which fully vest by 2011. The restricted stock grants in 2004 and 2006 were made pursuant to the 2003 Plan. The weighted-average grant-date fair value of options granted during the twelve months ended December 31, 2006, 2005 and 2004 were $14.58, $12.17 and $6.61, respectively.

Exercisable at December 31,	Number of Option Shares	Weighted-Average Exercise Price
2006	2,848,451	$14.11
2005	2,036,064	8.44
2004	1,946,010	5.74

The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was $37.4 million, $53.1 million and $24.9 million, respectively.

At December 31, 2006, there were 2,848,451 shares that were exercisable, with a weighted-average exercise price of $14.11, a weighted-average remaining contractual term of 3.7 years, and an aggregate intrinsic value of $78.4 million.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Exercise Price Range			Total
	$2.03 to	$14.56 to	$30.18 to	$2.03 to
	$12.15	$29.22	$41.37	$41.37
Outstanding options
Number outstanding	3,322,476	2,826,225	1,961,900	8,110,601
Weighted-average remaining contractual life (years)	3.54	5.56	6.55	4.97
Weighted-average exercise price	$9.84	$28.04	$33.34	$21.87
Exercisable options
Number outstanding	2,096,976	705,225	46,250	2,848,451
Weighted-average exercise price	$9.21	$27.40	$33.43	$14.11

Compensation costs related to stock-based compensation for the twelve months ended December 31, 2006 totaled $20.6 million pre-tax ($14.9 million after-tax), or $.17 per diluted share, and are included in the consolidated statements of income under general and administrative expenses.

At December 31, 2006, the total compensation cost related to nonvested awards not yet recognized equaled $45.2 million, including $38.0 million for stock options and $7.2 million for restricted stock. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

14.          Segment Information

In accordance with SFAS No. 131, the Company views each property as an operating segment. Historically, the Company aggregated its gaming properties that were economically similar, offered similar types of products and services, catered to the same types of customers and were similarly regulated into a reportable segment called gaming, and aggregated its racing properties that were economically similar, offered similar products and services, catered to the similar types of customers and were similarly regulated into a reportable segment called racing.

Beginning in the first quarter of 2006, the Company modified its segment reporting from two reportable segments to one reportable segment, as the Company believes that its gaming and racing properties can now be aggregated together in accordance with SFAS 131, due to ongoing changes at its racing properties, including the upcoming introduction of slot machines at Penn National Race Course.

15.          Summarized Quarterly Data (Unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2006
Net revenues	$547,802	$537,773	$586,111	$572,861
Income from continuing operations	128,901	121,837	$128,055	199,048
Net income	41,983	42,695	155,060	87,350
Basic earnings per share	0.50	0.51	1.84	1.03
Diluted earnings per share	0.49	0.49	1.79	1.00
2005
Net revenues(1)	$281,430	$296,204	$286,937	$504,534
Income from continuing operations	56,299	33,643	$42,294	111,312
Net income	15,802	12,119	55,401	37,608
Basic earnings per share	0.19	0.15	0.67	0.45
Diluted earnings per share	0.19	0.14	0.64	0.44

(1)          Reflects reclassification for cash redemption coupons to contra-revenue from operating expense described in Note 3: Summary of Significant Accounting Policies—Revenue Recognition and Promotional Allowances in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. In addition, net revenues are net of promotional allowances.

16.          Related Party Transactions

Life Insurance Policies

The Company has paid premiums on life insurance policies (the “Policies”) on behalf of certain irrevocable trusts (the “Trusts”) created by the Company’s Chairman and Chief Executive Officer (“CEO”). The policies cover the Chairman and CEO’s life and that of his spouse. The Trusts are the owners and beneficiaries of the policies and are obligated to reimburse the Company for all premiums paid when the insurance matures or upon death. To secure the Company’s interest in each of the Policies, the Trusts have executed a collateral assignment of each of the Policies to the Company. At December 31, 2006, the Company has recorded a receivable in other assets from such Trusts in the amount of $2.3 million. The Company paid premiums for these policies totaling $124,406, $238,000 and $241,000 in 2006, 2005, and 2004, respectively.

Executive Office Lease

The Company currently leases 32,196 square feet of office and warehouse space for buildings in Wyomissing, Pennsylvania for its executive offices from affiliates of its Chairman and CEO. Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $0.6 million, $0.5 million, and $0.4 million, respectively. The leases for the office space expire in June 2008, March 2012 and May 2012, and the lease for the warehouse space expired in August 2006. The future minimum lease commitments relating to these leases at December 31, 2006 equaled $3.7 million. The Company also paid $1.3 million and $0.4 million in construction costs to these same affiliates for the years ended December 31, 2006 and 2005, respectively.

17.          Subsidiary Guarantors

Under the terms of the $2.725 billion senior secured credit facility, all of the Company’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets of $18.7 million (approximately .4% of total assets at December 31, 2006). Each of the subsidiary guarantors are 100% owned by Penn. In addition, the guarantees provided by the Company’s subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several, and Penn has no significant independent assets and no independent operations at, and for the twelve months ended, December 31, 2006. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the years ended, December 31, 2006, 2005, and 2004, as Penn had no significant independent assets and no independent operations at, and for the year ended, December 31, 2006, the guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are considered minor.

Under the terms of the $200 million 6 7/8% senior subordinated notes, most of the Company’s subsidiaries are guarantors. Each of the subsidiary guarantors are 100% owned by Penn. In addition, the guarantees provided by the Company’s subsidiaries under the terms of the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the year ended December 31, 2006. There are no significant restrictions within the $200 million 6 7/8% senior subordinated notes on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

Summarized financial information, excluding the segregation of discontinued operations, at, and for the years ended, December 31, 2006, 2005, and 2004 for Penn, the subsidiary guarantors of the 6 7/8% senior subordinated notes and subsidiary non-guarantors is presented below. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(in thousands)
As of December 31, 2006
Condensed Consolidating Balance Sheet
Current assets	$43,405	$347,973	$15,801	$(5,216)	$401,963
Net property and equipment, at cost	1,942	1,363,929	—	—	1,365,871
Other assets	3,662,364	2,572,449	(5,194)	(3,483,371)	2,746,248
Total	$3,707,711	$4,284,351	$10,607	$(3,488,587)	$4,514,082
Current liabilities	$23,537	$386,119	$6,810	$(795)	$415,671
Long-term liabilities	2,763,011	3,427,676	—	(3,013,439)	3,177,248
Shareholders’ equity	921,163	470,556	3,797	(474,353)	921,163
Total	$3,707,711	$4,284,351	$10,607	$(3,488,587)	$4,514,082
Year Ended December 31, 2006
Condensed Consolidating Statement of Income
Total revenues	$—	$2,226,606	$18,146	$(205)	$2,244,547
Total operating expenses	73,320	1,575,953	17,638	(205)	1,666,706
(Loss) income from operations	(73,320)	650,653	508	—	577,841
Other (expense) income	(44,851)	35,931	(45)	—	(8,965)
(Loss) income before income taxes	(118,171)	686,584	463	—	568,876
Taxes on income	(66,994)	308,349	433	—	241,788
Net (loss) income	$(51,177)	$378,235	$30	$—	$327,088
Year Ended December 31, 2006
Condensed Consolidating Statement of Cash Flows
Net cash (used in) provided by operating activities	$(52,679)	$334,846	$(358)	$—	$281,809
Net cash used in investing activities	(2,407)	(299,934)	—	—	(302,341)
Net cash provided by (used in) financing activities	57,814	(1,387)	—	—	56,427
Net increase (decrease) in cash and cash equivalents	2,728	33,525	(358)	—	35,895
Cash and cash equivalents at beginning of year	(1,841)	133,863	598	—	132,620
Cash and cash equivalents at end of year	$887	$167,388	$240	$—	$168,515
As of December 31, 2005
Condensed Consolidating Balance Sheet
Current assets	$3,125	$273,840	$17,622	$11,788	$306,375
Net property and equipment, at cost	14,739	1,079,537	—	—	1,094,276
Other assets	3,171,884	3,145,822	(4,575)	(3,523,378)	2,789,753
Total	$3,189,748	$4,499,199	$13,047	$(3,511,590)	$4,190,404
Current liabilities	$61,537	$270,307	$9,376	$89	$341,309
Long-term liabilities	2,757,359	3,831,787	—	(3,286,594)	3,302,552
Shareholders’ equity	370,852	397,105	3,671	(225,085)	546,543
Total	$3,189,748	$4,499,199	$13,047	$(3,511,590)	$4,190,404
Year Ended December 31, 2005
Condensed Consolidating Statement of Income
Total revenues	$—	$1,362,680	$86,123	$(436)	$1,448,367
Total operating expenses	30,796	1,086,515	82,750	(436)	1,199,625
(Loss) income from operations	(30,796)	276,165	3,373	—	248,742
Other (expense) income	(13,908)	(91,676)	50,892	—	(54,692)
(Loss) income before income taxes	(44,704)	184,489	54,265	—	194,050
Taxes on income	15,151	57,682	287	—	73,120
Net (loss) income	$(59,855)	$126,807	$53,978	$—	$120,930
Year Ended December 31, 2005
Condensed Consolidating Statement of Cash Flows
Net cash provided by (used in) operating activities	$457,707	$(279,648)	$(27,584)	$—	$150,475
Net cash (used in) provided by investing activities	(2,337,553)	358,753	—	—	(1,978,800)
Net cash provided by (used in) financing activities	1,874,974	(1,753)	—	—	1,873,221
Effect of exchange rate fluctuations on cash	—	215	(111)	—	104
Net (decrease) increase in cash and cash equivalents	(4,872)	77,567	(27,695)	—	45,000
Cash and cash equivalents at beginning of year	3,031	56,296	28,293	—	87,620
Cash and cash equivalents at end of year	$(1,841)	$133,863	$598	$—	$132,620

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(in thousands)
As of December 31, 2004
Condensed Consolidating Balance Sheet
Current assets	$16,291	$139,790	$46,840	$5,046	$207,967
Net property and equipment, at cost	11,849	619,920	102,564	—	734,333
Other assets	1,180,719	640,177	(6,213)	(1,124,282)	690,401
Total	$1,208,859	$1,399,887	$143,191	$(1,119,236)	$1,632,701
Current liabilities	$74,313	$72,238	$191,067	$(4,280)	$333,338
Long-term liabilities	853,855	1,128,933	509	(1,082,026)	901,271
Shareholders’ equity	280,691	198,716	(48,385)	(32,930)	398,092
Total	$1,208,859	$1,399,887	$143,191	$(1,119,236)	$1,632,701
Year Ended December 31, 2004
Condensed Consolidating Statement of Income
Total revenues	$—	$1,128,439	$150,427	$(1,543)	$1,277,323
Total operating expenses	23,865	887,593	151,078	(1,543)	1,060,993
(Loss) income from operations	(23,865)	240,846	(651)	—	216,330
Other income (expense)	37,698	(113,635)	(27,073)	(8)	(103,018)
Income (loss) before income taxes	13,833	127,211	(27,724)	(8)	113,312
Taxes on income	(4,094)	45,765	157	—	41,828
Net income (loss)	$17,927	$81,446	$(27,881)	$(8)	$71,484
Year Ended December 31, 2004
Condensed Consolidating Statement of Cash Flows
Net cash provided by (used in) operating activities	$127,599	$70,746	$(1,181)	$—	$197,164
Net cash used in investing activities	(13,397)	(52,235)	(1,482)	—	(67,114)
Net cash (used in) provided by financing activities	(122,383)	(5,883)	4,089	—	(124,177)
Effect of exchange rate fluctuations on cash	—	252	(72)	—	180
Net (decrease) increase in cash and cash equivalents	(8,181)	12,880	1,354	—	6,053
Cash and cash equivalents at beginning of year	11,212	43,417	26,938	—	81,567
Cash and cash equivalents at end of year	$3,031	$56,297	$28,292	$—	$87,620

18.          Discontinued Operations—Disposition of Hollywood Casino Shreveport

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

On July 6, 2005, the U.S. Bankruptcy Court entered an order confirming a Chapter 11 plan that provided for the acquisition of HCS by certain affiliates of Eldorado and, on July 22, 2005, the acquisition was completed. As a result, the Company recorded a non-cash pre-tax gain of approximately $58.3 million, representing the aggregate amount of previously-recorded losses. The after-tax effect of the gain was approximately $37.9 million.

The Company has historically reflected the results of this transaction by classifying the assets, liabilities and results of operations of HCS as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company held no HCS assets or liabilities at December 31, 2006 and 2005. Summarized financial information at December 31, 2006, 2005 and 2004 for HCS is as follows:

HWCC-Louisiana, Inc. and Subsidiaries
Consolidated Statements Of Operations
(in thousands)

Year ended December 31,	2006	2005	2004
Net revenues	$—	$67,527	$134,150
Income (loss) from continuing operations	—	2,884	(1,239)
Net loss	—	(5,474)	(18,261)

19.          Discontinued Operations—Sale of The Downs Racing, Inc. and Subsidiaries

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

The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, the Company entered into the Amendment and Release with the MTGA pertaining to the October 14, 2004 Purchase Agreement, and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, the Company recorded, in accordance with GAAP, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $114.0 million (net of $84.9 million of income taxes) during the year ended December 31, 2006. In addition, the Company recorded the $24.6 million present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years, with the first payment date to occur in late 2007.

At December 31, 2005, the Company reflected the results of this transaction by classifying the assets, liabilities and results of operations of The Downs Racing, Inc. and its subsidiaries as restricted assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS 144.

Summarized financial information at December 31, 2006, 2005 and 2004 for The Downs Racing, Inc. and its subsidiaries is as follows:

The Downs Racing, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

December 31,	2006	2005
Assets
Current assets	$—	$33
Property and equipment, net	—	34,385
Other assets	—	16,565
Total restricted assets for sale	$—	$50,983
Liabilities
Current liabilities	$—	$—
Other noncurrent liabilities	—	—
Total restricted liabilities for sale	$—	$—

The Downs Racing, Inc. and Subsidiaries
Consolidated Statements Of Operations
(in thousands)

Year ended December 31,	2006	2005	2004
Net revenues	$—	$1,813	$37,881
(Loss) income from continuing operations	—	(86)	3,789
Net (loss) income	—	(38)	2,405

20.          Discontinued Operations—Sale of Argosy Casino Baton Rouge

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

Net revenues, income from continuing operations and net income for Argosy Casino Baton Rouge for the year ended December 31, 2005 equaled $9.9 million, $2.5 million and $1.4 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 12, 2006, the Audit Committee of our Board of Directors (the “Audit Committee”) dismissed BDO Seidman, LLP (“BDO”) as our independent registered public accounting firm, and engaged Ernst & Young LLP (“EY”) as our new independent registered public accounting firm.  The decision to engage EY was made by the Audit Committee in light of the relative strength of EY’s experience with gaming companies.

The report of BDO on our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.  BDO’s report, dated March 7, 2006, on our consolidated financial statements expressed an unqualified opinion.  The report of BDO on management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of our internal control over financial reporting as of December 31, 2005 contained no adverse opinion or disclaimer of opinion.

During our fiscal years ended December 31, 2005 and 2004, and through June 12, 2006, we did not have any disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During our fiscal years ended December 31, 2005 and 2004 and through June 12, 2006, there were no “reportable events”, as defined in Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission.

As required by Item 4.01 of the current report on Form 8-K, we included the above disclosure in a Form 8-K we filed on June 16, 2006.  We provided BDO with a copy of the disclosure in advance of filing the Form 8-K and requested that BDO furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us and, if not, stating the respects in which it did not agree.  A copy of the letter, dated June 14, 2006, furnished by BDO in response to that request is included as Exhibit 16.1 to this 10-K.

During our fiscal years ended December 31, 2005 and 2004 and through June 12, 2006, neither we nor anyone acting on our behalf consulted with EY regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

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

Based upon the evaluation of the Company’s disclosure controls and procedures by the Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There are inherent limitations in the effectiveness of any internal controls over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Controls Over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Penn National Gaming, Inc. and subsidiaries

We have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting, that Penn National Gaming, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penn National Gaming, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Penn National Gaming, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Penn National Gaming, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Penn National Gaming, Inc. and subsidiaries and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 23, 2007

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning directors is hereby incorporated by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for in this item is hereby incorporated by reference to the 2007 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information called for in this item is hereby incorporated by reference to the 2007 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for in this item is hereby incorporated by reference to the 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.

Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

Dated:  March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PETER M. CARLINO	Chairman of the Board, Chief	March 1, 2007
Peter M. Carlino	Executive Officer and Director (Principal Executive Officer)
/s/ WILLIAM J. CLIFFORD	Senior Vice President Finance and Chief
William J. Clifford	Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2007
/s/ HAROLD CRAMER
Harold Cramer	Director	March 1, 2007
/s/ DAVID A. HANDLER
David A. Handler	Director	March 1, 2007
/s/ JOHN M. JACQUEMIN
John M. Jacquemin	Director	March 1, 2007
/s/ ROBERT P. LEVY
Robert P. Levy	Director	March 1, 2007
/s/ BARBARA Z. SHATTUCK
Barbara Z. Shattuck	Director	March 1, 2007

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of August 7, 2002, by and among Hollywood Casino Corporation, Penn National Gaming, Inc. and P Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, dated August 7, 2002).

2.2

Purchase Agreement by and among PNGI Pocono Corp., PNGI, LLC, and the Mohegan Tribal Gaming Authority, dated October 14, 2004. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed October 20, 2004).

2.2(a)

Amendment No. 1 to Purchase Agreement, dated as of January 7, 2005, by and among PNGI Pocono Corp., PNGI, LLC, and The Mohegan Tribal Gaming Authority. (Incorporated by reference to Exhibit 2.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

2.2(b)

Second Amendment to Purchase Agreement and Release of Claims, dated as of August 7, 2006, between PNGI Pocono Inc. and The Mohegan Tribal Gaming Authority, and joined in by Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

2.3

Agreement and Plan of Merger, dated as of November 3, 2004, among Penn National Gaming, Inc., Argosy Gaming Company and Thoroughbred Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed November 5, 2004).

2.4

Agreement to Execute Securities Purchase Agreement, dated June 20, 2005, among Penn National Gaming, Inc., CP Baton Rouge Casino, L.L.C. and Columbia Sussex Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed June 22, 2005).

2.4(a)

Letter agreement, dated October 3, 2005, among Penn National Gaming, Inc., CP Baton Rouge Casino, L.L.C., Columbia Sussex Corporation and Wimar Tahoe Corporation amending Agreement to Execute Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed October 4, 2005).

2.5

Securities Purchase Agreement, dated October 3, 2005, among Argosy Gaming Company, Wimar Tahoe Corporation and CP Baton Rouge Casino, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed October 4, 2005).

2.6

Asset Purchase Agreement, dated as of November 7, 2006, by and among Zia Partners, LLC, Zia Park, LLC and (solely with respect to Section 2.6 and Articles VI and XII thereof) Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed November 9, 2006).

3.1

Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-3, File #333-63780, dated June 25, 2001).

3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on November 13, 1996. (Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-3, File #333-63780, dated June 25, 2001).

3.3

Statement with respect to shares of Series A Preferred Stock of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on March 16, 1999. (Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-3, File #333-63780, dated June 25, 2001).

3.4

Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 23, 2001. (Incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001).

3.5	Second Amended and Restated Bylaws of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004).
4.1	Specimen copy of Common Stock Certificate (Incorporated by reference to Exhibit 3.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.2

Rights Agreement dated as of March 2, 1999, between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 1 to the Company’s current report on Form 8-K, dated March 17, 1999).

4.3

Indenture dated as of February 28, 2002 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to its registration statement on Form S-3, File #333-63780, dated February 26, 2002).

4.4	Form of Penn National Gaming, Inc. 8 7/8% Senior Subordinated Note due 2010. (Included as Exhibit A to Exhibit 4.3).
4.5

Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8 7/8% Senior Subordinated Notes due 2010. (Included as Exhibit F to Exhibit 4.3).

4.6

Supplemental Indenture dated as of December 20, 2002 by and among Penn National Gaming, Inc., certain guarantors and State Street Bank and Trust Company relating to the 8 7/8% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.10 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002).

4.7

Indenture dated as of December 4, 2003 by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference to exhibit 4.12 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003).

4.8	Form of Penn National Gaming, Inc. 6 7/8% Senior Subordinated Note due 2011. (Included as Exhibit A to Exhibit 4.7).
4.9

Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011. (Included as Exhibit F to Exhibit 4.7).

4.10

Indenture dated as of March 9, 2005 by and among Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed March 15, 2005).

4.10(a)

First Supplemental Indenture dated as of July 5, 2005 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to exhibit 10.37 to the Company’s registration statement on Form S-4, filed July 7, 2005 (File #333-125274)).

4.11	Form of Penn National Gaming, Inc. 6 3/4% Senior Subordinated Note due 2015. (Included as Exhibit A to Exhibit 4.10).

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
10.2#

Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to Appendix A of the Company’s Proxy Statement dated April 22, 2003 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended).

10.2(a)#

Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to exhibit 10.2(a) to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005).

10.2(b)#

Form of Incentive Stock Option Certificate for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to exhibit 10.2(b) to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005).

10.2(c)#

Form of Restricted Stock Award for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to exhibit 10.2(c) to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005).

10.3#

Employment Agreement dated May 26, 2004 between Penn National Gaming, Inc. and Peter M. Carlino. (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004).

10.4#

Employment Agreement dated June 10, 2005 between Penn National Gaming, Inc. and William Clifford. (Incorporated by reference to Exhibit 10.1 the Company’s current report on Form 8-K, filed on June 16, 2005).

10.5#

Employment Agreement dated June 10, 2005 between Penn National Gaming, Inc. and Jordan B. Savitch. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on June 16, 2005).

10.6#

Employment Agreement dated July 31, 2006 between Penn National Gaming, Inc. and Leonard DeAngelo. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on August 2, 2006).

10.7#

Separation Agreement and General Release dated October 3, 2006, between Kevin DeSanctis and Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, dated October 6, 2006).

10.8

Consulting Agreement dated August 29, 1994, between Penn National Gaming, Inc. and Peter D. Carlino. (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.9

Amended and Restated Lease dated April 5, 2005 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 8, 2005).

10.10

Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004).

10.10(a)

Commencement Agreement, dated May 21, 2002, in connection with Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(a) to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004).

10.10(b)

First Lease Amendment, dated December 4, 2002, to Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(b) to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004).

10.11

Lease dated April 5, 2005 between Wyomissing Professional Center, Inc. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 8, 2005).

10.12

Letter Agreement for the Construction of Certain Improvements, dated April 5, 2005, in connection with the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on April 8, 2005).

10.13

Lease dated August 22, 2003 between The Corporate Campus at Spring Ridge 1250, L.P. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004).

10.14

Agreement dated April 7, 2006 by and between PNGI Charles Town Gaming Limited Liability Company and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL-CIO. (Incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 24, 2006).

10.15

Agreement dated December 21, 2004 between PNGI Charles Town Gaming, LLC and Charles Town H.B.P.A., Inc. (Incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004).

10.16

Credit Agreement, dated October 3, 2005 by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed October 4, 2005).

10.16(a)

Amendment, dated September 18, 2006, to the Credit Agreement by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on September 21, 2006).

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

10.20#

Penn National Gaming, Inc. Nonqualified Stock Option granted to Peter M. Carlino, dated February 6, 2003. (Incorporated by reference to Exhibit 10.26 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003).

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

10.22

Penn-Argosy Merger Approval Agreement between the Illinois Gaming Board and Penn National Gaming, Inc., effective September 29, 2005. (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005).

10.22(a)

First Amendment to the September 29, 2005 Penn-Argosy Merger Approval Agreement, dated April 25, 2006, between Penn National Gaming, Inc. and the Illinois Gaming Board. (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.23

Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company, L.P. dated as of April 13, 1994, as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P., dated as of December 28, 1995 (Incorporated by reference to Argosy Gaming Company’s annual report on Form 10-K for the fiscal year ended December 31, 1995 (File #00-21122)).

10.23(a)

Second Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated August 20, 1996. (Incorporated by reference to Exhibit 10.23(a) to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005).

10.23(b)

Third Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004. (Incorporated by reference to Exhibit 10.2 of Argosy Gaming Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11853)).

10.24*	Claim Settlement Agreement among Penn National Gaming, Inc. and the insurance providers severally underwriting share of the Company’s all-risk property insurance program, completed January 22, 2007.
10.25#	Non-Employee Director Compensation Policy. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 6, 2005).
10.26#*	Compensatory Arrangements with Certain Executive Officers.
10.27#*	Penn National Gaming, Inc. Deferred Compensation Plan, as amended.
14.1	Penn National Gaming, Inc. Code of Business Conduct. (Incorporated by reference to Exhibit 14.1 to the Company’s current report on Form 8-K, filed on April 24, 2006).
16.1

Letter, dated June 14, 2006, from BDO Seidman, LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 of the Company’s current report on Form 8-K, filed June 16, 2006).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
31.1*	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Regulation.

#                 Compensation plans and arrangements for executives and others.

*                    Filed herewith.