Form 10-Q
period 2007-03-31
PENN NATIONAL GAMING INC
filed 2007-05-10
CIK 921738

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒                 Accelerated filer ☐                 Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of May 4, 2007
Common Stock, par value $.01 per share	85,562,611 (includes 380,000 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from expectations. Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the passage of state, federal or local legislation that would expand, restrict, further tax, prevent or negatively impact (such as a smoking ban at any of our facilities) operations in the jurisdictions in which we do business; the activities of our competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; successful completion of capital projects at our gaming and pari-mutuel facilities; the existence of attractive acquisition candidates, the costs and risks involved in the pursuit of those acquisitions and our ability to integrate those acquisitions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; our dependence on key personnel; the impact of terrorism and other international hostilities; the availability and cost of financing; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission. We do not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$170,822	$168,515
Receivables, net of allowance for doubtful accounts of $3,423 and $3,698 at March 31, 2007 and December 31, 2006, respectively	45,075	53,829
Insurance receivable	—	100,000
Prepaid expenses and other current assets	46,532	57,432
Deferred income taxes	23,856	22,187
Total current assets	286,285	401,963

Property and equipment, net	1,404,740	1,365,871
Other assets
Investment in and advances to unconsolidated affiliate	16,134	16,138
Goodwill	1,866,487	1,869,444
Other intangible assets	775,449	726,126
Deferred financing costs, net of accumulated amortization of $19,248 and $16,438 at March 31, 2007 and December 31, 2006, respectively	54,576	57,386
Other assets	106,148	77,154
Total other assets	2,818,794	2,746,248
Total assets	$4,509,819	$4,514,082

Liabilities
Current liabilities
Current maturities of long-term debt	$56,426	$40,058
Accounts payable	17,344	37,928
Accrued expenses	85,965	130,877
Accrued interest	30,090	31,329
Accrued salaries and wages	52,404	60,164
Gaming, pari-mutuel, property, and other taxes	59,499	48,181
Income taxes payable	23,367	21,020
Insurance financing	5,122	19,336
Other current liabilities	31,026	26,778
Total current liabilities	361,243	415,671

Long-term liabilities
Long-term debt, net of current maturities	2,737,012	2,789,390
Deferred income taxes	387,179	387,615
Noncurrent tax liabilities	59,760	—
Other noncurrent liabilities	254	243
Total long-term liabilities	3,184,205	3,177,248

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, none issued and outstanding at March 31, 2007 and December 31, 2006)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 87,163,658 and 86,814,999 shares issued at March 31, 2007 and December 31, 2006, respectively)	872	868
Treasury stock (1,698,800 shares issued at March 31, 2007 and December 31, 2006)	(2,379)	(2,379)
Additional paid-in capital	267,265	251,943
Retained earnings	698,566	667,557
Accumulated other comprehensive income	47	3,174
Total shareholders’ equity	964,371	921,163
Total liabilities and shareholders’ equity	$4,509,819	$4,514,082

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

Three Months Ended March 31,	2007	2006

Revenues
Gaming	$549,093	$503,450
Management service fee	3,474	4,387
Food, beverage and other	73,770	66,135
Gross revenues	626,337	573,972
Less promotional allowances	(30,079)	(26,170)
Net revenues	596,258	547,802

Operating expenses
Gaming	284,291	255,585
Food, beverage and other	58,330	53,672
General and administrative	93,499	79,926
Depreciation and amortization	35,358	29,718
Total operating expenses	471,478	418,901
Income from operations	124,780	128,901

Other income (expenses)
Interest expense	(48,347)	(48,429)
Interest income	876	903
Earnings from joint venture	40	413
Other	(228)	(110)
Loss on early extinguishment of debt	—	(10,022)
Total other expenses	(47,659)	(57,245)

Income from operations before income taxes	77,121	71,656
Taxes on income	34,180	29,673
Net income	$42,941	$41,983

Basic earnings per share	$0.51	$0.50
Diluted earnings per share	$0.49	$0.49

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2005	85,064,886	$850	$(2,379)	$206,763	$340,469	$840	$546,543
Stock option activity, including tax benefit of $7,589	939,838	10	—	20,914	—	—	20,924	$—
Restricted stock	440,000	4	—	463	—	—	467	—
Change in fair value of interest rate swap contracts, net of income taxes of $4,667	—	—	—	—	—	8,473	8,473	8,473
Foreign currency translation adjustment	—	—	—	—	—	1	1	1
Net income	—	—	—	—	41,983	—	41,983	41,983
Balance, March 31, 2006	86,444,724	$864	$(2,379)	$228,140	$382,452	$9,314	$618,391	$50,457

Balance, December 31, 2006	86,814,999	$868	$(2,379)	$251,943	$667,557	$3,174	$921,163
Stock option activity, including tax benefit of $3,766	408,659	4	—	14,837	—	—	14,841	$—
Restricted stock	(60,000)	—	—	485	—	—	485	—
Change in fair value of interest rate swap contracts, net of income taxes of $1,777	—	—	—	—	—	(3,130)	(3,130)	(3,130)
Foreign currency translation adjustment	—	—	—	—	—	3	3	3
Cumulative effect of adoption of FIN 48	—	—	—	—	(11,932)	—	(11,932)	—
Net income	—	—	—	—	42,941	—	42,941	42,941
Balance, March 31, 2007	87,163,658	$872	$(2,379)	$267,265	$698,566	$47	$964,371	$39,814

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Three Months Ended March 31,	2007	2006

Operating activities
Net income	$42,941	$41,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,358	29,718
Amortization of items charged to interest expense	3,251	2,928
Loss on sale of fixed assets	923	872
Earnings from joint venture	(40)	(413)
Loss relating to early extinguishment of debt	—	2,255
Deferred income taxes	3,161	1,613
Charge for stock compensation	6,598	4,911
Decrease (increase), net of businesses acquired
Accounts receivable	8,754	1,369
Insurance receivable	100,000	16,996
Prepaid expenses and other current assets	6,865	(10,915)
Other assets	(706)	5,493
(Decrease) increase, net of businesses acquired
Accounts payable	(20,584)	(10,035)
Accrued expenses	(44,251)	(60,612)
Accrued interest	(2,111)	2,495
Accrued salaries and wages	(7,760)	(4,436)
Gaming, pari-mutuel, property and other taxes	11,318	16,799
Income taxes payable	19,465	21,714
Noncurrent tax liabilities	1,298
Other liabilities	4,259	21,113
Operating cash flows from discontinued operations	—	(71)
Net cash provided by operating activities	168,739	83,777

Investing activities
Expenditures for property and equipment	(74,185)	(54,393)
Insurance proceeds from hurricane	—	165
Proceeds from sale of property and equipment	802	—
Acquisition of businesses and licenses, net of cash acquired	(51,112)	—
Net cash used in investing activities	(124,495)	(54,228)

Financing activities
Proceeds from exercise of options	4,962	8,772
Proceeds from issuance of long-term debt	113,000	136,440
Principal payments on long-term debt	(149,451)	(176,839)
Payments on insurance financing	(14,214)	—
Increase in deferred financing cost	—	(12)
Tax benefit from stock options exercised	3,766	7,589
Net cash used in financing activities	(41,937)	(24,050)
Effect of exchange rate fluctuations on cash	—	1
Net increase in cash and cash equivalents	2,307	5,500
Cash and cash equivalents at beginning of year	168,515	132,620
Cash and cash equivalents at end of period	$170,822	$138,120

Supplemental disclosure
Interest expense paid	$49,836	$52,596
Income taxes paid	$11,309	$3,052

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2.                                      Summary of Significant Accounting Policies

Revenue Recognition and Promotional Allowances

Gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips and “ticket-in, ticket-out” (“TITO”) coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three months ended March 31, 2007 and 2006 are as follows:

Three Months Ended March 31,	2007	2006
	(in thousands)
Rooms	$3,256	$2,776
Food and beverage	24,972	19,699
Other	1,851	3,695
Total promotional allowances	$30,079	$26,170

The estimated cost of providing such complimentary services for the three months ended March 31, 2007 and 2006 are as follows:

Three Months Ended March 31,	2007	2006
	(in thousands)
Rooms	$1,623	$1,141
Food and beverage	16,555	13,941
Other	1,055	2,796
Total cost of complimentary services	$19,233	$17,878

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share.  Options to purchase 1,757,431 and 4,168,764 shares of common stock were outstanding during the three months ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive.

Three Months Ended March 31,	2007	2006
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	84,890	83,646
Assumed conversion of dilutive stock options	2,582	2,398
Diluted weighted-average common shares outstanding	87,472	86,044

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

The Company elected the modified prospective application method for adoption, which results in the recognition of compensation expense using the provisions of SFAS 123(R) for all share-based awards granted or modified after December 31, 2005, and the recognition of compensation expense using the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), with the exception of the method of recognizing forfeitures, for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods were not restated.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 4.24 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994, and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for grants during the three months ended March 31, 2007 and 2006:

Three Months Ended March 31,	2007	2006
Risk-free interest rate	4.84%	4.34%
Expected volatility	38.72%	46.98%
Dividend yield	—	—
Weighted-average expected life (years)	4.24	4.52
Forfeiture rate	4.00%	2.00%

3.                                      New Accounting Pronouncement

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at March 31, 2007.

A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2007	$56,960
Additions based on current year tax positions	243
Additions based on prior year tax positions	1,812
Other	745
Balance at March 31, 2007	$59,760

Included in the liability for unrecognized tax benefits at March 31, 2007 were $28.2 million of tax positions that are indemnified by a third party.  The receivable for this indemnification is included in other assets within the consolidated balance sheet at March 31, 2007.

Included in the liability for unrecognized tax benefits at March 31, 2007 were $19.3 million of tax positions that, if reversed, would affect the effective tax rate.

During the three months ended March 31, 2007, as well as prior to January 1, 2007, the Company recognized interest and penalties accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of income.

During the three months ended March 31, 2007, the Company recognized approximately $0.7 million of interest and penalties. The Company has accrued approximately $30.2 million in interest and penalties for the payment of interest and penalties at March 31, 2007. These accruals were included in noncurrent tax liabilities within the consolidated balance sheet at March 31, 2007.

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

The $100 million insurance receivable recorded at December 31, 2006 represented the portion of the $225 million settlement that was received in January 2007.

On August 8, 2006, the Company renewed its property insurance coverage in the amount of $200 million. The $200 million coverage is “all risk”, including “named windstorm”, flood and earthquake. Also, the Company purchased an additional $250 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusion for “named windstorms,” floods and earthquakes. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils.

5.                                      Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Land and improvements	$190,569	$190,002
Building and improvements	919,795	868,577
Furniture, fixtures and equipment	435,778	420,809
Transportation equipment	2,457	2,392
Leasehold improvements	13,455	15,005
Construction in progress	190,284	187,531
Total property and equipment	1,752,338	1,684,316
Less accumulated depreciation and amortization	(347,598)	(318,445)
Property and equipment, net	$1,404,740	$1,365,871

Depreciation and amortization expense, for property and equipment, totaled $33.6 million and $28.1 million for the three months ended March 31, 2007 and 2006, respectively. Interest capitalized in connection with major construction projects was $3.1 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

6.                                     Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets had a gross carrying value of $2.7 billion and $2.6 billion at March 31, 2007 and December 31, 2006, respectively, and accumulated amortization of $21.2 million and $19.4 million at March 31, 2007 and December 31, 2006, respectively.  The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at March 31, 2007 and December 31, 2006:

	March 31,			December 31,
	2007			2006
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Goodwill	$1,866,487	$—	$1,866,487	$1,869,444	$—	$1,869,444
Gaming license and trademarks	750,546	—	750,546	700,434	—	700,434
Other intangible assets	46,126	21,223	24,903	45,126	19,434	25,692
Total	$2,663,159	$21,223	$2,641,936	$2,615,004	$19,434	$2,595,570

During the three months ended March 31, 2007, goodwill decreased by $3.0 million, primarily due to deferred tax adjustments relating to litigation accruals.  In addition, gaming license and trademarks increased by $50.1 million during the three months ended March 31, 2007, due to the payment for the Category 1 slot machine license for the placement of slot machines at the Company’s planned Hollywood Casino at Penn National Race Course.

The Company’s intangible asset amortization expense was $1.8 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at March 31, 2007 (in thousands):

2007 (9 months)	$5,366
2008	6,988
2009	5,988
2010	5,119
2011	1,442
Thereafter	—
Total	$24,903

7.                                      Long-term Debt

Long-term debt, net of current maturities, is as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Senior secured credit facility	$2,307,750	$2,343,875
$200 million 6 7/8% senior subordinated notes	200,000	200,000
$250 million 6 ¾% senior subordinated notes	250,000	250,000
Other long-term obligations	25,482	25,041
Capital leases	10,206	10,532
	2,793,438	2,829,448
Less current maturities of long-term debt	(56,426)	(40,058)
	$2,737,012	$2,789,390

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2007 (in thousands):

Within one year	$56,426
1-3 years	202,662
3-5 years	1,506,872
Over 5 years	1,027,478
Total minimum payments	$2,793,438

At March 31, 2007, the Company was contingently obligated under letters of credit issued pursuant to the $2.725 billion senior secured credit facility with face amounts aggregating $35.1 million.

Senior Secured Credit Facility

On October 3, 2005, the Company entered into a $2.725 billion senior secured credit facility to fund the Company’s acquisition of Argosy Gaming Company (“Argosy”), including payment for all of Argosy’s outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries, the payment of related transaction costs, and to provide additional working capital. The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $357.5 million was drawn at March 31, 2007), a $325 million Term Loan A facility and a $1.65 billion Term Loan B facility. The $2.725 billion senior secured credit facility also allows the Company to raise an additional $300 million in senior secured credit for project development and property expansion.

The $2.725 billion senior secured credit facility is secured by substantially all of the assets of the Company.

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

In accordance with the terms of its $2.725 billion senior secured credit facility, the Company was required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the $2.725 billion senior secured credit facility.  On October 27, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%.  The annual weighted-average interest rate of the four contracts is 4.71%. On May 8, 2006, the Company entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. Under all of these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate relating to these contracts as of March 31, 2007 was 5.36% for both the $960 million swaps and the $300 million swaps.

Redemption of 8 7/8% Senior Subordinated Notes

In February 2006, the Company called for the redemption of its $175 million 8 7/8% senior subordinated notes. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest and was made on March 15, 2006. The Company recorded a $10.0 million loss on early extinguishment of debt during the three months ended March 31, 2006 for the call premium and the write-off of the associated deferred financing fees. The Company funded the redemption of the notes from available cash and borrowings under its revolving credit facility.

6 7/8% Senior Subordinated Notes

On December 4, 2003, the Company completed an offering of $200 million of 6 7/8% senior subordinated notes that mature on December 1, 2011. Interest on the notes is payable on June 1 and December 1 of each year, beginning June 1, 2004.

The Company may redeem all or part of the notes on or after December 1, 2007 at certain specified redemption prices.

The 6 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s current and future wholly-owned domestic subsidiaries. The 6 7/8% notes rank equally with the Company’s future senior subordinated debt and junior to its senior debt, including debt under the Company’s $2.725 billion senior secured credit facility. In addition, the 6 7/8% notes will be effectively junior to any indebtedness of Penn’s non-U.S. Unrestricted Subsidiaries.

The 6 7/8% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”). On August 27, 2004, the Company completed an offer to exchange the notes and guarantees for notes and guarantees registered under the Securities Act having substantially identical terms.

6 ¾% Senior Subordinated Notes

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

Other Long-Term Obligations

On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (the “MTGA”). Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, the Company received $280 million from the MTGA and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, the Company entered into the Second Amendment to the Purchase Agreement and Release of Claims (“Amendment and Release”) with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the “Purchase Agreement”) and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA’s surrender of  all post-closing termination rights it might have had under the Purchase Agreement. The Company recorded the present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years, with the first payment to occur in November 2007.

Covenants

The Company’s $2.725 billion senior secured credit facility, $200 million 6 7/8% and $250 million 6 3/4% senior subordinated notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, the Company’s $2.725 billion senior secured credit facility, $200 million 6 7/8% and $250 million 6 3/4% senior subordinated notes restrict, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

During the year ended December 31, 2006, the Company made certain amendments to its $2.725 billion senior secured credit facility, including the modification of the applicable covenants to enable the Company to repurchase up to $200 million of its equity or debt securities, the modification of the Company’s capital expenditure covenant to increase certain permitted expenditures consistent with the Company’s development and expansion projects, and the modification of the Company’s collateral documents in accordance with requirements of the Pennsylvania gaming authorities.

At March 31, 2007, the Company was in compliance with all required covenants.

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

In November 2005, Capital Seven, LLC and Shawn A. Scott (collectively, “Capital Seven”), the sellers of Bangor Historic Track, Inc. (“BHT”), filed a demand for arbitration with the American Arbitration Association seeking $30 million plus interest and other damages. Capital Seven alleges a breach of contract by the Company based on the Company’s payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price Capital Seven claims is due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on the Company’s operations, and currently are disputing the effective tax rate. Pursuant to the dispute resolution procedures, the Company deposited $30 million in escrow, pending a resolution. This amount is included in other assets within the consolidated balance sheets at March 31, 2007 and December 31, 2006. The parties have completed their selection of arbitrators and have commenced discovery.

In conjunction with the Company’s acquisition of Argosy, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated over eight years ago related to the Baton Rouge property formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, seeks to prove that the gaming license was invalidly issued and seeks to recover lost gaming revenues that the plaintiff contends it could have earned if the gaming license had been properly issued to the plaintiff.  On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorney fees) against Jazz Enterprises, Inc. and Argosy. Pursuant to the verdict, the Company established an appropriate reserve at December 31, 2006. The Company’s post-trial motions which seek to overturn the verdict are scheduled for a September 10, 2007 hearing. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights.

In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional.  The casinos began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit.  The accumulated funds will be returned to the casinos if they prevail in the lawsuit.  In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge.  The State of Illinois requested, and was granted, a stay of this ruling.  As a result, the casinos will continue paying the 3% tax surcharge into the protest fund until a final order has been entered in the case.  The State of Illinois has filed its notice of appeal of the ruling to the Illinois Supreme Court.  The Company anticipates the appeal will take several months before a final ruling is reached on this matter.

In October 2002, in response to the Company’s plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, Raphael Skrmetta, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations, filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue-based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company’s request to relocate the barge. The Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved the Company’s plan to relocate the barge. In March 2004, the trial court ruled in favor of the Company on all counts. The plaintiff appealed the decision to the Fifth Circuit, which upheld the tenant’s right to relocate but remanded the case to the trial court because there was insufficient evidence in the record to determine whether the casino barge would be relocated to a place which would trigger the increased rent obligation under the lease. Mr. Skrmetta has since transferred his interest in the property to Skrmetta MS, LLC. On March 23, 2007, BTN, Inc. (“BTN”), one of the Company’s wholly-owned subsidiaries, entered into an amended and restated ground lease (the “Amended Lease”) with Skrmetta MS, LLC.  The lease amends the prior ground lease, dated October 19, 1993.  The Amended Lease requires BTN to maintain a minimum gaming operation on the leased premises and to pay rent equal to 5% of adjusted gaming win after gaming taxes have been deducted.  The term of the Amended Lease expires on January 1, 2093.  The lessor will subsequently purchase property owned by BTN and certain other of our wholly-owned subsidiaries in the vicinity of Boomtown Biloxi casino for $12.8 million. As a result of the execution of the Amended Lease, all litigation between the lessor and BTN will be dismissed.

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $8.1 million and $5.9 million for the three months ended March 31, 2007 and 2006, respectively.

The leases for land consist of annual base lease rent payments, plus a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases.

The Company has an operating lease with the City of Bangor for a permanent facility which the Company expects to open in the third quarter of 2008, at a budgeted cost of $131 million.  This permanent facility is subject to a percentage rent equaling 3% of gross slot revenue. The lease is for an initial term of fifteen years, with three ten-year renewal options.  The initial term begins with the opening of the permanent facility. An agreement with the City of Bangor calls for a two-year rent moratorium for 2006 and 2007.

On March 23, 2007, BTN, one of the Company’s wholly-owned subsidiaries, entered into an Amended Lease with Skrmetta MS, LLC.  The lease amends the prior ground lease, dated October 19, 1993.  The Amended Lease requires BTN to maintain a minimum gaming operation on the leased premises and to pay rent equal to 5% of adjusted gaming win after gaming taxes have been deducted.  The term of the Amended Lease expires on January 1, 2093.

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at March 31, 2007 are as follows (in thousands):

Within one year	$8,995
1-3 Years	14,608
3-5 Years	10,919
Over 5 years	31,174
Total	$65,696

Capital Expenditure Commitments

At March 31, 2007, the Company is contractually committed to spend approximately $168.8 million in capital expenditures for projects in progress.

9.                                      Stock-Based Compensation

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

On April 16, 2003, the Company’s Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”). On May 22, 2003, the Company’s shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permits the grant of options to purchase Common Stock and other market-based and performance-based awards. Up to 12,000,000 shares of Common Stock are available for awards under the 2003 Plan. The 2003 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options. Unless this plan is extended, no awards shall be granted or exchanges effected under this plan after May 31, 2013. At March 31, 2007 and December 31, 2006, there were 3,226,975 and 4,182,600 options available for future grants under the 2003 Plan, respectively.

Stock options that expire between January 2, 2008 and January 2, 2017 have been granted to officers, directors and employees to purchase Common Stock at prices ranging from $2.58 to $44.01 per share. All options were granted at the fair market value of the Common Stock on the date the options were granted.

The following table contains information on stock options issued under the plans for the three months ended March 31, 2007 and 2006:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	7,733,814	$17.09	5.34	$122,844
Granted	1,416,500	33.10
Exercised	(939,838)	9.33
Canceled	—	—
Outstanding at March 31, 2006	8,210,476	$20.74	5.55	$176,004

Exercisable at March 31, 2006	2,817,601	$13.38	4.30	$81,146

Outstanding at December 31, 2006	8,110,601	$21.87	4.97	$160,225
Granted	1,381,250	41.62
Exercised	(408,659)	12.14
Canceled	(436,625)	28.34
Outstanding at March 31, 2007	8,646,567	$25.15	5.22	$150,514

Exercisable at March 31, 2007	4,120,167	$17.67	4.17	$102,545

Included in the above are common stock options that were issued in 2003 to the Company’s Chairman outside of the 1994 Plan and the 2003 Plan. These options were issued at $7.95 per share, and are exercisable through February 6, 2013. At March 31, 2007 and December 31, 2006, the number of these common stock options that were outstanding was 23,750. In addition, the Company issued 160,000 restricted stock awards in 2004, which fully vest in May 2009, and issued 280,000 restricted stock awards in 2006, which fully vest by 2011. The restricted stock grants in 2004 and 2006 were made pursuant to the 2003 Plan. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $15.85 and $14.64, respectively.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $13.4 million and $26.9 million, respectively.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Exercise Price Range			Total
	$2.58 to	$14.56 to	$33.17 to	$2.58 to
	$12.15	$33.12	$44.01	$44.01
Outstanding options
Number outstanding	2,928,736	3,891,478	1,826,353	8,646,567
Weighted-average remaining contractual life (years)	3.37	5.74	7.10	5.22
Weighted-average exercise price	$9.97	$29.69	$39.85	$25.15

Exercisable options
Number outstanding	2,439,736	1,658,228	22,203	4,120,167
Weighted-average exercise price	$9.63	$29.26	$35.02	$17.67

Compensation costs related to stock-based compensation for the three months ended March 31, 2007 and 2006 totaled $6.6 million pre-tax ($4.8 million after-tax) and $4.9 million pre-tax ($3.5 million after-tax), respectively, and are included within the consolidated statements of income under general and administrative expense.

At March 31, 2007 and December 31, 2006, the total compensation cost related to nonvested awards not yet recognized equaled $58.8 million and $45.2 million, respectively, including $52.1 million and $38.0 million for stock options, respectively, and $6.7 million and $7.2 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

10.                               Subsidiary Guarantors

Under the terms of the $2.725 billion senior secured credit facility, all of the Company’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets of $97.4 million (approximately 2% of total assets at March 31, 2007). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by the Company’s subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several, and Penn has no significant independent assets and no independent operations at, and for the three months ended, March 31, 2007. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three months ended, March 31, 2007 and 2006, as Penn had no significant independent assets and no independent operations at, and for the three months ended, March 31, 2007, the guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are considered minor.

Under the terms of the $200 million 6 7/8% senior subordinated notes, all of the Company’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets of $89.1 million (approximately 2% of total assets at March 31, 2007). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by the Company’s subsidiaries under the terms of the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three months ended March 31, 2007. There are no significant restrictions within the $200 million 6 7/8% senior subordinated notes on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to the Company’s ability to obtain funds from its subsidiaries.

With regard to the $200 million 6 7/8% senior subordinated notes, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three months ended, March 31, 2007 and 2006, as Penn had no significant independent assets and no independent operations at, and for the three months ended, March 31, 2007, the guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are considered minor.

11.                               Subsequent Events

On April 16, 2007, pursuant to the Asset Purchase Agreement dated November 7, 2006 among Zia Partners, LLC (“Zia”), Zia Park LLC (the “Buyer”), a wholly-owned subsidiary of the Company, and (solely with respect to specified sections thereof which relate to the Company’s guarantee of the Buyer’s payment and performance) the Company, the Buyer completed the acquisition of the Black Gold Casino and Zia Park Racetrack and all related assets of Zia for a purchase price of $200 million in cash, subject to a working capital adjustment and certain other adjustments, as well as the assumption of specified liabilities of Zia. The Company funded this purchase with additional borrowings under its existing $750 million revolving credit facility.

On April 30, 2007, the Company announced that its Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock, contingent on shareholder approval of the 2007 Employees Long Term Incentive Compensation Plan and the 2007 Long Term Incentive Compensation Plan for Non-Employee Directors of the Company (“the 2007 Equity Compensation Plans”). The repurchase program will authorize the Company to purchase, in open market or privately negotiated transactions, Company shares in amounts equivalent to options or other equity awards settled in stock issued pursuant to the 2007 Equity Compensation Plans within 120 days of such option or other award issuance, subject to applicable legal requirements and appropriate market conditions, as required by the 2007 Equity Compensation Plans. Further, in conjunction with shareholder approval of the 2007 Equity Compensation Plans, any future grants of options and other equity awards settled in stock under previously approved long-term incentive plans will also be subject to this repurchase program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and operator of gaming and pari-mutuel properties. We currently own or operate eighteen facilities in fourteen jurisdictions, including Colorado, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia and Ontario. We believe that our portfolio of assets provides us with a diversified cash flow from operations.

We have made significant acquisitions in the past five years, and expect to continue to pursue additional acquisition and development opportunities in the future. On March 3, 2003, we acquired Hollywood Casino Corporation, which significantly increased our revenues and cash flow. On February 12, 2004, we purchased Bangor Historic Track, Inc., in Bangor, Maine. On October 3, 2005, we completed our largest acquisition to date, acquiring Argosy Gaming Company (“Argosy”). In early November 2005, we opened a temporary gaming facility in Bangor, Maine. On July 5, 2004, Pennsylvania Governor Edward G. Rendell signed into law the Pennsylvania Race Horse Development and Gaming Act. We are developing a completely new gaming and racing facility at our Penn National Race Course in Grantville, Pennsylvania, which we expect to open with 2,000 slot machines around the first quarter of 2008 at an estimated cost of $310 million, inclusive of the $50 million gaming license fee, with the ability to add 1,000 machines as soon as demand warrants. We have a master plan to accommodate up to 5,000 gaming devices, based on demand. In late December 2006, the Pennsylvania Gaming Control Board (the “PGCB”) granted us a Category 1 slot machine license for the placement of slot machines at our planned Hollywood Casino at Penn National Race Course. On April 16, 2007, we completed the acquisition of the Black Gold Casino and Zia Park Racetrack, located in Hobbs, New Mexico.

The vast majority of our revenues is gaming revenue, derived primarily from gaming on slot machines and, to a lesser extent, table games. Other revenues are derived from our management service fee from Casino Rama, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue is derived from wagering on our live races, wagering on import simulcasts at our racetracks and off-track wagering facilities (“OTWs”) and through account wagering, and fees from wagering on export simulcasting of our races.

We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties, particularly in attractive regional markets.

Key performance indicators related to revenues are:

•                                          Gaming revenue indicators—slot handle (volume indicator), table game drop (volume indicator) and “win” or “hold” percentages. Our typical property slot win percentage is in the range of 6% to 10% of slot handle and our typical table games win percentage is in the range of 15% to 25% of table game drop; and

•                                          Racing revenue indicators—pari-mutuel wagering commissions (volume indicator) earned on wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through account wagering, and fees from wagering on export simulcasting of our races at out-of-state locations.

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

Executive Summary

Factors affecting our results for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, included revenue growth at several of our properties and contributions from our two Gulf Coast facilities, which were closed during the three months ended March 31, 2006. These increases were partially offset by the previously anticipated decline at Hollywood Casino Baton Rouge, the impact of increased insurance costs, the incremental Illinois tax at our Chicagoland facilities, pre-opening costs related to the new Argosy Casino Riverside hotel and the Hollywood Casino at Penn National Race Course and costs associated with the closing of two of our off-track wagering facilities.

Highlights for the quarter:

•                  Net revenues increased $48.5 million, or 8.8%, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily due to revenue growth at several of our properties, including Hollywood Casino Aurora, the Charles Town Entertainment Complex, Argosy Casino Riverside, and Hollywood Slots at Bangor, and contributions from our two Gulf Coast facilities which were closed during the three months ended March 31, 2006, all of which was partially offset by the previously anticipated decline at Hollywood Casino Baton Rouge attributable to hurricane recovery and stabilization.

•                  Net income and income from operations before income taxes increased by 2.3% and 7.6%, respectively, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.

•                  On August 8, 2006, we renewed our property insurance coverage in the amount of $200 million. The $200 million coverage is “all risk”, including “named windstorm”, flood and earthquake. Also, we purchased an additional $250 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusion for “named windstorms,” floods and earthquakes. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils. The premium for this coverage was $6.3 million higher during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.

•                  In May 2006, the Illinois Legislature passed into law House Bill 1918, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. We began paying this tax surcharge during the three months ended June 30, 2006, and have subsequently expensed approximately $13.3 million in incremental tax, including $4.0 million in the three months ended March 31, 2007.  On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional.  The State of Illinois agreed to the entry of an order that established a protest fund for all of the tax surcharge payments and enjoined the Treasurer from making any payments out of that fund pending the final outcome of the litigation. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. While the Illinois Attorney General has appealed the decision, the four impacted properties remain steadfast in their intention to overturn the legislation and, should we prevail, the incremental taxes paid under protest will be refunded.

Other Developments:

•                  On April 16, 2007, pursuant to the Asset Purchase Agreement dated November 7, 2006 among Zia Partners, LLC (“Zia”), Zia Park LLC (the “Buyer”), one of our wholly-owned subsidiaries, and (solely with respect to specified sections thereof which relate to our guarantee of the Buyer’s payment and performance) us, the Buyer completed the acquisition of the Black Gold Casino and Zia Park Racetrack and all related assets of Zia for a purchase price of $200 million in cash, subject to a working capital adjustment and certain other adjustments, as well as the assumption of specified liabilities of Zia. We funded this purchase with additional borrowings under our existing $750 million revolving credit facility.

•                  On March 23, 2007, BTN, Inc. (“BTN”), one of our wholly-owned subsidiaries, entered into an amended and restated ground lease (the “Amended Lease”) with Skrmetta MS, LLC.  The lease amends the prior ground lease, dated October 19, 1993.  The Amended Lease requires BTN to maintain a minimum gaming operation on the leased premises and to pay rent equal to 5% of adjusted gaming win after gaming taxes have been deducted. Total rent expense for BTN under the Amended Lease was $0.6 million lower during the three months ended March 31, 2007, as compared to the total rent expense under the prior ground lease during the three months ended March 31, 2006. The term of the Amended Lease expires on January 1, 2093.  The lessor will subsequently purchase property owned by BTN and certain other of our wholly-owned subsidiaries in the vicinity of Boomtown Biloxi casino for $12.8 million. As a result of the execution of the Amended Lease, all litigation between the lessor and BTN will be dismissed.

•                  On March 21, 2007, the Governor of West Virginia signed into law the West Virginia Lottery Racetrack Table Games Act, which allows the four existing horse and dog tracks in West Virginia to offer table games, subject to local voter approval.  All four counties that have racetracks will hold table game referendum votes on June 9, 2007. Our efforts and funding of this referendum campaign will reduce our earnings on a short-term basis. On May 4, 2007, the West Virginia Family Foundation, Inc. filed a lawsuit challenging the constitutionality of the West Virginia Lottery Racetrack Table Games Act, on the grounds that the West Virginia Constitution prohibits the legislature from enacting laws that authorize lotteries unless they are owned and operated by the State.

•                  On January 22, 2007, we completed a claim settlement agreement (the “Claim Settlement Agreement”) with Allianz Global Risks US Insurance Company, Arch Insurance Company, Everest Reinsurance (Bermuda) Ltd., Princeton Excess and Surplus Lines Insurance Company, U.S. Fire Insurance Company, XL Insurance Company Ltd., HCC International Insurance Co. PLC (Houston Casualty) and certain underwriters at Lloyd’s (together, the “Insurers”) with respect to the business interruption and property damage claims under our all-risk property insurance program resulting from Hurricane Katrina’s impact on our Hollywood Casino Bay St. Louis and Boomtown Biloxi properties (the “Hurricane Katrina Claims”).  Pursuant to the Claim Settlement Agreement, which had an effective date of December 31, 2006, the Insurers paid us an aggregate of $100 million in January 2007, which is in addition to the $125 million in reimbursements that we previously received from the Insurers in connection with the Hurricane Katrina Claims, and both we and the Insurers agreed to release each other from, and covenanted not to sue each other regarding, any other claims arising from the Hurricane Katrina catastrophe.

•                  We are continuing to build and develop several of our properties, including the Charles Town Entertainment Complex, Argosy Casino Lawrenceburg, Hollywood Casino at Penn National Race Course and Hollywood Slots at Bangor. All of our development and expansion projects remain on track with our previously disclosed timetables and budgets.   Additional information regarding our capital projects is discussed in detail in the subsection entitled “Liquidity and Capital Resources – Capital Expenditures” below.

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

Long-lived assets

At March 31, 2007, we had a net property and equipment balance of $1,404.7 million within the consolidated balance sheet, representing 31% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

At March 31, 2007, we had $1,866.5 million in goodwill and $775.4 million in other intangible assets within the  consolidated balance sheet, representing 41% and 17% of total assets, respectively, resulting from our acquisition of other businesses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 created a single model to address uncertainty in tax positions, and clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, we recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at March 31, 2007.

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

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as in Pennsylvania and Maine) and property expansion in under-penetrated markets (such as at our Charles Town and Lawrenceburg properties).

•                  The continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Kansas and Ohio) and potential competitive threats to business at our existing properties (such as Kansas, Maryland, Ohio, and Kentucky). The timing and occurrence of these events remain uncertain. Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

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

•                  The impact of Hurricane Katrina on our future insurance rates and the Mississippi Gulf Coast market.

•                  The successful execution of the development and construction activities currently underway at a number of our facilities, as well as the risks associated with the costs, regulatory approval, and the timing for these activities.

The results of operations for the three months ended March 31, 2007 and 2006 are summarized below:

Three Months Ended March 31,	2007	2006
	(in thousands)
Revenues:
Gaming	$549,093	$503,450
Management service fee	3,474	4,387
Food, beverage and other	73,770	66,135
Gross revenues	626,337	573,972
Less promotional allowances	(30,079)	(26,170)
Net revenues	596,258	547,802
Operating expenses:
Gaming	284,291	255,585
Food, beverage and other	58,330	53,672
General and administrative	93,499	79,926
Depreciation and amortization	35,358	29,718
Total operating expenses	471,478	418,901
Income from operations	$124,780	$128,901

The results of operations by property for the three months ended March 31, 2007 and 2006 are summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended March 31,	2007	2006	2007	2006
	(in thousands)

Charles Town Entertainment Complex	$119,596	$116,917	$30,723	$29,490
Argosy Casino Lawrenceburg	121,858	120,162	37,414	36,146
Hollywood Casino Aurora	64,500	61,750	18,332	19,215
Empress Casino Hotel	59,613	60,317	10,601	13,399
Argosy Casino Riverside	41,715	38,995	10,007	10,234
Hollywood Casino Baton Rouge	34,881	43,120	12,587	18,117
Argosy Casino Alton	30,863	29,519	6,756	5,441
Hollywood Casino Tunica	26,596	28,159	5,004	5,831
Hollywood Casino Bay St. Louis	23,484	22	1,239	(156)
Argosy Casino Sioux City	14,117	14,051	3,522	3,827
Boomtown Biloxi	24,067	—	5,558	—
Hollywood Slots at Bangor	10,976	8,710	2,058	1,333
Bullwhackers	7,131	6,586	136	106
Casino Rama management service contract	3,474	4,387	3,188	4,068
Pennsylvania Racing Operations	11,854	13,087	(2,115)	645
Raceway Park	1,533	2,020	(247)	21
Corporate overhead	—	—	(19,983)	(18,816)
Total	$596,258	$547,802	$124,780	$128,901

Revenues

Revenues for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

				Percentage
Three Months Ended March 31,	2007	2006	Variance	Variance

Gaming	$549,093	$503,450	$45,643	9.1%
Management service fee	3,474	4,387	(913)	(20.8)%
Food, beverage and other	73,770	66,135	7,635	11.5%
Gross revenue	626,337	573,972	52,365	9.1%
Less promotional allowances	(30,079)	(26,170)	(3,909)	14.9%
Net revenues	$596,258	$547,802	$48,456	8.8%

Gaming revenue

Gaming revenue increased by $45.6 million, or 9.1%, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily due to revenue growth at several of our properties, including Hollywood Casino Aurora, the Charles Town Entertainment Complex, Argosy Casino Riverside, and Hollywood Slots at Bangor, as well as the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi.  These increases were partially offset by the previously anticipated decline at Hollywood Casino Baton Rouge.

Gaming revenue at Hollywood Casino Aurora increased by $2.7 million primarily as a result of the continued refinement of marketing programs, increases to the incentives offered to existing customers, increases in slot handle, rated play and patron counts, and good weather in March 2007.

Gaming revenue at Charles Town Entertainment Complex increased by $2.1 million primarily due to an increase in average spend per player trip and the facility’s marketing campaigns.  Win per unit per day and total average gaming machines on the floor were $302 and 4,121, respectively, for the three months ended March 31, 2007, as compared to $294 and 4,135 for the three months ended March 31, 2006.

Gaming revenue at Argosy Casino Riverside increased by $2.5 million due to successful marketing promotions and increased traffic on the property due to hotel opening-related activities.

Gaming revenue at Hollywood Slots at Bangor increased by $2.2 million for the three months ended March 31, 2007 primarily due to the addition of new types of gaming machines as part of the continued introduction of Hollywood Slots at Bangor and increased penetration of the market.

Gaming revenue at Hollywood Casino Bay St. Louis and Boomtown Biloxi increased by $21.2 million and $22.5 million, respectively, due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, both of which had been closed during the three months ended March 31, 2006 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Gaming revenue at Hollywood Casino Baton Rouge decreased by $8.2 million primarily as a result of hurricane recovery and stabilization.

Management service fee

Management service fees from Casino Rama decreased by $0.9 million, or 20.8%, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily due to the impact of the Ontario smoking ban that was effective May 31, 2006, as well as the weather conditions experienced in the three months ended March 31, 2007.

Food, beverage and other revenue

Food, beverage and other revenue increased by $7.6 million, or 11.5%, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, offset by decreases in food, beverage and other revenue at both our Pennsylvania Racing Operations and Argosy Casino Lawrenceburg.

Food, beverage and other revenue at Hollywood Casino Bay St. Louis and Boomtown Biloxi increased by $5.8 million and $3.4 million, respectively, due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, both of which had been closed during the three months ended March 31, 2006 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Food, beverage and other revenue decreased by $1.3 million at our Pennsylvania Racing Operations as we, in preparation for the construction of the Hollywood Casino at Penn National Race Course, closed and razed the aged grandstand and clubhouse at Penn National Race Course in the second quarter of 2006 and opened a smaller temporary facility.

Food, beverage and other revenue at Argosy Casino Lawrenceburg decreased by $1.9 million due to the decision made in February 2006 to cease charging admission fees altogether, the majority of which had been provided to guests without charge as promotional allowances.

Promotional allowances

Promotional allowances increased by $3.9 million, or 14.9%, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, partially offset by a decrease in promotional allowances at Argosy Casino Lawrenceburg.

Promotional allowances at Hollywood Casino Bay St. Louis and Boomtown Biloxi increased by $3.5 million and $1.8 million, respectively, due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, both of which had been closed during the three months ended March 31, 2006 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Promotional allowances at Argosy Casino Lawrenceburg decreased by $2.2 million due to the decision made in February 2006 to cease charging admission fees altogether, the majority of which had been provided to guests without charge as promotional allowances.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

				Percentage
Three Months Ended March 31,	2007	2006	Variance	Variance

Gaming	$284,291	$255,585	$28,706	11.2%
Food, beverage and other	58,330	53,672	4,658	8.7%
General and administrative	93,499	79,926	13,573	17.0%
Depreciation and amortization	35,358	29,718	5,640	19.0%
Total operating expenses	$471,478	$418,901	$52,577	12.6%

Gaming expense

Gaming expense increased by $28.7 million, or 11.2%, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, the continued introduction of Hollywood Slots at Bangor and payment of the 3% Illinois tax surcharge by two of our properties.

Gaming expense at Hollywood Casino Bay St. Louis and Boomtown Biloxi increased by $11.4 million and $8.0 million, respectively, due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, both of which had been closed during the three months ended March 31, 2006 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Gaming expense at the Hollywood Slots at Bangor temporary facility increased by $1.2 million as a result of an increase in taxes resulting from higher gaming revenue.

Gaming expense at Empress Casino Hotel increased by $2.7 million primarily due to payment of $1.9 million for the 3% Illinois tax surcharge and increased marketing expenses.

Gaming expense at Hollywood Casino Aurora increased by $2.7 million primarily due to payment of $2.1 million for the 3% Illinois tax surcharge as well as an increase in taxes resulting from higher gaming revenue.

Food, beverage and other expense

Food, beverage and other expense increased by $4.7 million, or 8.7%, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi and the completion of the new hotel at Argosy Casino Riverside.

Food, beverage and other expense increased by $1.7 million at both Hollywood Casino Bay St. Louis and Boomtown Biloxi due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, both of which had been closed during the three months ended March 31, 2006 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Food, beverage and other expense increased by $1.0 million at Argosy Casino Riverside due to pre-opening costs related to the Argosy Casino Riverside hotel, which opened in March 2007.

General and administrative expense

General and administrative expense increased by $13.6 million, or 17.0%, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.  General and administrative expense at the properties includes expenses such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit.

General and administrative expense at Hollywood Casino Bay St. Louis and Boomtown Biloxi increased by $6.0 million and $6.3 million, respectively, due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, both of which had been closed during the three months ended March 31, 2006 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

General and administrative expense at Charles Town decreased by $1.3 million primarily due to a real estate tax adjustment.

Corporate overhead expense increased by $2.5 million primarily due to the costs incurred relating to the grant of equity-based compensation awards as required under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” having increased by $1.7 million, as additional equity-based compensation awards were granted during the three months ended March 31, 2007.  We grant a substantial portion of our equity-based compensation awards during the first three months of the year.

Depreciation and amortization expense

Depreciation and amortization expense increased by $5.6 million, or 19.0%, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily due to incremental depreciation at the Charles Town Entertainment Complex and the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, both of which were partially offset by a decrease in depreciation at Empress Casino Hotel.

Depreciation and amortization expense at the Charles Town Entertainment Complex increased by $1.4 million due to incremental depreciation for assets placed into service subsequent to the three months ended March 31, 2006, including a 378-seat buffet and a new parking garage, which were completed in mid-2006.

Depreciation and amortization expense at Hollywood Casino Bay St. Louis and Boomtown Biloxi increased by $2.9 million and $2.5 million, respectively, due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, both of which had been closed during the three months ended March 31, 2006 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Depreciation and amortization expense at Empress Casino Hotel decreased by $1.1 million as depreciation for the three months ended March 31, 2006 included adjustments associated with the October 2005 acquisition of Argosy.

Other income (expense)

Other income (expense) for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

				Percentage
Three Months Ended March 31,	2007	2006	Variance	Variance

Interest expense	$(48,347)	$(48,429)	$82	(0.2)%
Interest income	876	903	(27)	(3.0)%
Earnings from joint venture	40	413	(373)	(90.3)%
Other	(228)	(110)	(118)	107.3%
Loss on early extinguishment of debt	—	(10,022)	10,022	(100.0)%
Total other expenses	$(47,659)	$(57,245)	$9,586	(16.7)%

Loss on early extinguishment of debt

We recorded a $10.0 million loss on early extinguishment of debt during the three months ended March 31, 2006, as a result of the redemption of $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes due March 15, 2010. As a result of the redemption, we recorded a loss on early extinguishment of debt of $10.0 million for the call premium and the write-off of the associated deferred financing fees.

Taxes

The increase in our effective tax rate to 44.3% for the three months ended March 31, 2007, as compared to 41.4% for the three months ended March 31, 2006, reflects the non-deductibility of permanent differences and our adoption of FIN 48 on January 1, 2007.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $168.7 million and $83.8 million for the three months ended March 31, 2007 and 2006, respectively.  Net cash provided by operating activities for the three months ended March 31, 2007 included net income of $42.9 million, non-cash reconciling items, such as depreciation, amortization, and the charge for stock compensation of $49.3 million, and net changes in current asset and liability accounts of $76.5 million.

Net cash used in investing activities totaled $124.5 million and $54.2 million for the three months ended March 31, 2007 and 2006, respectively. Net cash used in investing activities for the three months ended March 31, 2007 included expenditures for property and equipment totaling $74.2 million and acquisition of businesses and licenses, such as the Pennsylvania gaming license, totaling $51.1 million, both of which were partially offset by proceeds from the sale of property and equipment totaling $0.8 million.

Net cash used in financing activities totaled $41.9 million and $24.1 million for the three months ended March 31, 2007 and 2006, respectively.  Net cash used in financing activities for the three months ended March 31, 2007 included proceeds from the exercise of stock options totaling $5.0 million, proceeds from the issuance of long-term debt of $113.0 million and the tax benefit from stock options exercised totaling $3.8 million, all of which were offset by principal payments on long-term debt totaling $149.5 million and $14.2 million in payments on insurance financing.

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

The following table summarizes our capital project expenditures by property for the fiscal year ended December 31, 2007, and actual expenditures for the three months ended March 31, 2007, other than capital maintenance expenditures and Hurricane Katrina-related capital project expenditures at Boomtown Biloxi and Hollywood Casino Bay St. Louis:

Property	Expected for Year Ended December 31, 2007	Expenditures Through March 31, 2007	Balance to Expend in 2007
	(in millions)

Charles Town Entertainment Complex	$41.0	$18.5	$22.5
Hollywood Casino at Penn National Race Course	222.1	22.5	199.6
Hollywood Slots at Bangor	62.1	2.1	60.0
Argosy Casino Riverside	7.8	6.4	1.4
Argosy Casino Lawrenceburg	53.0	6.6	46.4
Other	22.0	0.8	21.2
Total	$408.0	$56.9	$351.1

At the Charles Town Entertainment Complex, we opened phase one of our latest expansion on April 20, 2007.  With the additional gaming floor capacity, we installed 924 gaming machines, or 800 net new positions, bringing Charles Town’s total count to approximately 5,000 units. Our next phase of development at Charles Town Entertainment Complex includes plans for additional gaming floor space to accommodate additional gaming machines or, if approved, table games, a 153-room hotel, and additional food and beverage offerings.   The expected opening date of the hotel is 15 months from receipt of pending building permits, and the expected opening date of the second phase of gaming space is early 2008. We plan to spend an aggregate of $56 million on the project.

In late December 2006, the PGCB granted us a Category 1 slot machine license for the placement of slot machines at our planned Hollywood Casino at Penn National Race Course. In August 2006, we commenced construction of the integrated racing and gaming facility at Penn National Race Course.  The Hollywood Casino at Penn National Race Course will be a 365,000 square foot facility, and will be sized for 2,000 slot machines, with the building size sufficient to add 1,000 additional machines.  The Hollywood Casino at Penn National Race Course will also include a 2,500 space parking garage and several restaurants.  The expected opening date is around the first quarter of 2008. We plan to spend an aggregate of $310 million on the project.

At the Hollywood Slots at Bangor, we are building a permanent facility, which will include a 1,500 slot facility (1,000 slot machines at opening), a 152-room hotel, 1,500 space parking garage and several restaurants.  The expected opening date is the third quarter of 2008. We plan to spend an aggregate of $131 million on the project.

We recently opened Argosy Casino Riverside’s Mediterranean-themed, nine-story, 258-room hotel and spa to the public, generating significant local interest.

The expansion at Argosy Casino Lawrenceburg includes a 1,500 space parking garage, which is expected to open in the second quarter of 2008, a two-level 270,000 square foot riverboat, and numerous infrastructure upgrades to allow more convenient access to the property, which are expected to open in the second quarter of 2009.  The new riverboat will allow up to 4,000 positions on one level and another 400 positions will be added to the second level, along with restaurants and other amenities on the gaming riverboat.  We plan to spend an aggregate of $310 million on the project.

During the three months ended March 31, 2007, we spent approximately $2.7 million for Hurricane Katrina-related capital project expenditures at Boomtown Biloxi and Hollywood Casino Bay St. Louis.

During the three months ended March 31, 2007, we spent approximately $14.6 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines, slot machine equipment, and environmental work.

Cash generated from operations and cash available under the revolver portion of our $2.725 billion senior secured credit facility funded our capital expenditure and capital maintenance expenditures in 2007.

Debt

Senior Secured Credit Facility

During the three months ended March 31, 2007, we borrowed $113.0 million under our $2.725 billion senior secured credit facility, and made principal payments on our $2.725 billion senior secured credit facility of $149.1 million, for activities arising in the normal course of business.

Covenants

Our $2.725 billion senior secured credit facility, $200 million 6 7/8% and $250 million 6¾% senior subordinated notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, our $2.725 billion senior secured credit facility, $200 million 6 7/8% and $250 million 6¾% senior subordinated notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

During the year ended December 31, 2006, we made certain amendments to our $2.725 billion senior secured credit facility, including the modification of the applicable covenants to enable us to repurchase up to $200 million of its equity or debt securities, the modification of the our capital expenditure covenant to increase certain permitted expenditures consistent with our development and expansion projects, and the modification of our collateral documents in accordance with requirements of the Pennsylvania gaming authorities.

At March 31, 2007, we were in compliance with all required covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at March 31, 2007 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing and weighted-average interest rates at year-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each year-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve as of March 31, 2007.

	4/1/07- 3/31/08	4/1/08- 3/31/09	4/1/09- 3/31/10	4/1/10- 3/31/11	4/1/11- 3/31/12	Thereafter	Total	Fair Value 3/31/07
				(in thousands)
Long-term debt:
Fixed rate	$5,324	$5,707	$5,608	$5,502	$203,341	$250,000	$475,482	$467,542
Average interest rate	7.00%	7.00%	7.00%	7.00%	6.88%	6.75%
Variable rate	$49,000	$89,625	$97,750	$463,375	$832,500	$775,500	$2,307,750	$2,307,750
Average interest rate (1)	6.82%	6.30%	6.36%	6.50%	6.86%	6.99%
Leases	$2,102	$2,295	$1,677	$1,037	$1,117	$1,978	$10,206	$10,206
Average interest rate	6.89%	6.89%	6.40%	5.64%	5.64%	7.72%
Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$1,260,000	$811,000	$574,000	$300,000	$—	$—	N/A	$(872)
Average pay rate	4.84%	4.93%	5.02%	5.26%			N/A
Average receive rate (3)	5.24%	4.75%	4.82%	4.99%			N/A

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)	Notional amounts outstanding at each year-end.

(3)	Estimated rate, reflective of forward LIBOR.

In accordance with the terms of our $2.725 billion senior secured credit facility, we were required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the $2.725 billion senior secured credit facility.  On October 27, 2005, we entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%.  The annual weighted-average interest rate of the four contracts is 4.71%.  On May 8, 2006, we entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. Under all of these contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate relating to these contracts as of March 31, 2007 was 5.36% for both the $960 million swaps and the $300 million swaps.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in “Note 8: Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1

Claim Settlement Agreement among Penn National Gaming, Inc. and the insurance providers severally underwriting share of Penn National Gaming, Inc.’s all-risk property insurance program, completed January 22, 2007 (Incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006).

10.2*	Ground Lease, dated March 23, 2007, between Skrmetta MS, LLC as Landlord and BTN, Inc., a wholly owned subsidiary of Penn National Gaming, Inc., as Tenant.

10.3*	Employment Agreement dated June 10, 2005 between Penn National Gaming, Inc. and Robert S. Ippolito.

31.1*	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

May 10, 2007	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1

Claim Settlement Agreement among Penn National Gaming, Inc. and the insurance providers severally underwriting share of Penn National Gaming, Inc.’s all-risk property insurance program, completed January 22, 2007 (Incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006).

10.2*	Ground Lease, dated March 23, 2007, between Skrmetta MS, LLC as Landlord and BTN, Inc., a wholly owned subsidiary of Penn National Gaming, Inc., as Tenant.

10.3*	Employment Agreement dated June 10, 2005 between Penn National Gaming, Inc. and Robert S. Ippolito.

31.1*	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*  Filed herewith