Form 10-Q
period 2007-06-30
PENN NATIONAL GAMING INC
filed 2007-08-09
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒              Accelerated filer ☐              Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of August 3, 2007
Common Stock, par value $.01 per share	86,450,284 (includes 380,000 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from expectations. Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the possibility that the pending acquisition of the Company by certain funds managed by affiliates of Fortress Investment Group LLC and Centerbridge Partners, L.P. will not be consummated, or will be significantly delayed; the passage of state, federal or local legislation that would expand, restrict, further tax, prevent or negatively impact (such as a smoking ban at any of our facilities) operations in the jurisdictions in which we do business; the activities of our competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; successful completion of capital projects at our gaming and pari-mutuel facilities; the existence of attractive acquisition candidates, the costs and risks involved in the pursuit of those acquisitions and our ability to integrate those acquisitions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; our dependence on key personnel; the impact of terrorism and other international hostilities; the availability and cost of financing; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission. We do not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$159,594	$168,515
Receivables, net of allowance for doubtful accounts of $3,672 and $3,698 at June 30, 2007 and December 31, 2006, respectively	41,237	53,829
Insurance receivable	—	100,000
Prepaid expenses and other current assets	37,009	57,432
Deferred income taxes	24,357	22,187
Total current assets	262,197	401,963

Property and equipment, net	1,497,653	1,365,871
Other assets
Investment in and advances to unconsolidated affiliate	16,481	16,138
Goodwill	2,010,169	1,869,444
Other intangible assets	778,137	726,126
Deferred financing costs, net of accumulated amortization of $22,060 and $16,438 at June 30, 2007 and December 31, 2006, respectively	51,764	57,386
Other assets	116,541	77,154
Total other assets	2,973,092	2,746,248
Total assets	$4,732,942	$4,514,082

Liabilities
Current liabilities
Current maturities of long-term debt	$72,792	$40,058
Accounts payable	20,017	37,928
Accrued expenses	95,322	130,877
Accrued interest	32,955	31,329
Accrued salaries and wages	55,269	60,164
Gaming, pari-mutuel, property, and other taxes	52,836	48,181
Income taxes payable	16,700	21,020
Insurance financing	414	19,336
Other current liabilities	33,394	26,778
Total current liabilities	379,699	415,671

Long-term liabilities
Long-term debt, net of current maturities	2,872,657	2,789,390
Deferred income taxes	390,624	387,615
Noncurrent tax liabilities	69,155	—
Other noncurrent liabilities	265	243
Total long-term liabilities	3,332,701	3,177,248

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, none issued and outstanding at June 30, 2007 and December 31, 2006)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 87,353,395 and 86,814,999 shares issued at June 30, 2007 and December 31, 2006, respectively)	874	868
Treasury stock (1,698,800 shares issued at June 30, 2007 and December 31, 2006)	(2,379)	(2,379)
Additional paid-in capital	276,981	251,943
Retained earnings	736,865	667,557
Accumulated other comprehensive income	8,201	3,174
Total shareholders’ equity	1,020,542	921,163
Total liabilities and shareholders’ equity	$4,732,942	$4,514,082

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues
Gaming	$570,281	$490,804	$1,119,374	$994,254
Management service fee	4,341	4,921	7,815	9,308
Food, beverage and other	82,894	66,052	156,664	132,187
Gross revenues	657,516	561,777	1,283,853	1,135,749
Less promotional allowances	(32,272)	(24,004)	(62,351)	(50,174)
Net revenues	625,244	537,773	1,221,502	1,085,575

Operating expenses
Gaming	297,086	254,638	581,377	510,223
Food, beverage and other	63,123	54,980	121,453	108,652
General and administrative	98,993	78,590	192,492	158,516
Depreciation and amortization	37,622	27,728	72,980	57,446
Total operating expenses	496,824	415,936	968,302	834,837
Income from operations	128,420	121,837	253,200	250,738

Other income (expenses)
Interest expense	(51,302)	(47,766)	(99,649)	(96,195)
Interest income	1,289	867	2,165	1,770
Earnings from joint venture	325	574	365	987
Other	(5,476)	184	(5,704)	74
Loss on early extinguishment of debt	—	—	—	(10,022)
Total other expenses	(55,164)	(46,141)	(102,823)	(103,386)

Income from operations before income taxes	73,256	75,696	150,377	147,352
Taxes on income	34,957	33,001	69,137	62,674
Net income	$38,299	$42,695	$81,240	$84,678

Basic earnings per share	$0.45	$0.51	$0.96	$1.01
Diluted earnings per share	$0.43	$0.49	$0.93	$0.98

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income	Equity	Income
Balance, December 31, 2005	85,064,886	$850	$(2,379)	$206,763	$340,469	$840	$546,543
Stock option activity, including tax benefit of $9,259	990,838	11	—	28,094	—	—	28,105	$—
Restricted stock	440,000	4	—	1,107	—	—	1,111	—
Change in fair value of interest rate swap contracts, net of income taxes of $9,075	—	—	—	—	—	15,788	15,788	15,788
Foreign currency translation adjustment	—	—	—	—	—	80	80	80
Net income	—	—	—	—	84,678	—	84,678	84,678
Balance, June 30, 2006	86,495,724	$865	$(2,379)	$235,964	$425,147	$16,708	$676,305	$100,546

Balance, December 31, 2006	86,814,999	$868	$(2,379)	$251,943	$667,557	$3,174	$921,163
Stock option activity, including tax benefit of $4,861	598,396	6	—	24,063	—	—	24,069	$—
Restricted stock	(60,000)	—	—	975	—	—	975	—
Change in fair value of interest rate swap contracts, net of income taxes of $2,689	—	—	—	—	—	4,734	4,734	4,734
Foreign currency translation adjustment	—	—	—	—	—	293	293	293
Cumulative effect of adoption of FIN 48	—	—	—	—	(11,932)	—	(11,932)	—
Net income	—	—	—	—	81,240	—	81,240	81,240
Balance, June 30, 2007	87,353,395	$874	$(2,379)	$276,981	$736,865	$8,201	$1,020,542	$86,267

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Six Months Ended June 30,	2007	2006

Operating activities
Net income	$81,240	$84,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,980	57,446
Amortization of items charged to interest expense	6,511	5,740
Loss on sale of fixed assets	1,058	374
Earnings from joint venture	(365)	(987)
Loss relating to early extinguishment of debt	—	2,255
Deferred income taxes	4,433	(1,811)
Charge for stock compensation	12,854	10,404
Decrease (increase), net of businesses acquired
Accounts receivable	13,022	(5,673)
Insurance receivable	100,000	(21,116)
Prepaid expenses and other current assets	28,173	4,331
Other assets	(6,348)	1,079
(Decrease) increase, net of businesses acquired
Accounts payable	(25,687)	(5,386)
Accrued expenses	(35,102)	(26,552)
Accrued interest	1,626	(3,049)
Accrued salaries and wages	(4,883)	(2,779)
Gaming, pari-mutuel, property and other taxes	4,586	(6,417)
Income taxes payable	13,916	(13,992)
Noncurrent tax liabilities	2,246	—
Other liabilities	6,637	(3,608)
Operating cash flows from discontinued operations	—	(129)
Net cash provided by operating activities	276,897	74,808

Investing activities
Expenditures for property and equipment	(155,102)	(118,055)
Proceeds from sale of property and equipment	13,881	840
Acquisition of businesses and licenses, net of cash acquired	(252,977)	—
Distributions from joint venture	—	153
Net cash used in investing activities	(394,198)	(117,062)

Financing activities
Proceeds from exercise of options	7,329	9,553
Proceeds from issuance of long-term debt	307,000	205,028
Principal payments on long-term debt	(191,888)	(183,852)
Payments on insurance financing	(18,922)	—
Increase in deferred financing cost	—	(36)
Tax benefit from stock options exercised	4,861	9,259
Net cash provided by financing activities	108,380	39,952
Net decrease in cash and cash equivalents	(8,921)	(2,302)
Cash and cash equivalents at beginning of year	168,515	132,620
Cash and cash equivalents at end of period	$159,594	$130,318

Supplemental disclosure
Interest expense paid	$96,320	$97,488
Income taxes paid	$50,446	$68,500

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2.             Merger Announcement

On June 15, 2007, the Company, PNG Acquisition Company Inc. (“Parent”) and PNG Merger Sub Inc., a wholly- owned subsidiary of Parent (“Merger Sub”), announced that they had entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the “Merger Agreement”), that provides, among other things, for Merger Sub to be merged with and into the Company (the “Merger”), as a result of which the Company will continue as the surviving corporation and a wholly-owned subsidiary of Parent. Parent is owned by certain funds managed by affiliates of Fortress Investment Group LLC and Centerbridge Partners, L.P. (the “Funds”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (the “Common Stock”), other than shares held by the Company as treasury stock or owned directly or indirectly by Parent or Merger Sub, will be cancelled and converted into the right to receive $67.00 in cash, without interest. In the event that the Merger shall not have occurred by June 15, 2008 (the “Adjustment Date”), the $67.00 cash amount per share of Common Stock shall be increased for each day after the Adjustment Date, through and including the closing date, by adding an amount equal to $0.0149 per day.

The Merger Agreement provides that, upon termination under specified circumstances generally related to a competing acquisition proposal, the Company would be required to pay a termination fee of up to $200 million to Parent and, under certain circumstances if the Company’s shareholders do not approve the Merger, the Company must reimburse Parent for an amount not to exceed $17.5 million for transaction expenses incurred by Parent and its affiliates. The Company’s reimbursement of Parent’s expenses would reduce the amount of any required termination fee that becomes payable by the Company. The Merger Agreement further provides that, upon termination under specified circumstances related to, among other things, Parent’s breach of the Merger Agreement, the failure to obtain financing or failure to obtain regulatory approval, Parent would be required to pay the Company a termination fee of $200 million. Affiliates of the Funds have agreed to fund Parent in the amount of the termination fee in the event it becomes payable.

Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the proceeds of which will be used by Parent to pay the aggregate Merger consideration and related fees and expenses of the transactions contemplated by the Merger Agreement and to repay certain debt of the Company and its subsidiaries. Consummation of the Merger is not subject to a financing condition, but is subject to customary conditions to closing, including the approval of the Company’s shareholders and regulatory approvals.

3.             Summary of Significant Accounting Policies

Revenue Recognition and Promotional Allowances

Gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips and “ticket-in, ticket-out” coupons in the customers’ possession and for accruals related to the anticipated payout of progressive jackpots.

Revenue from the management service contract for Casino Rama is based upon contracted terms, and is recognized when services are performed.

Food, beverage and other revenue, including racing revenue, is recognized as services are performed.  Racing revenue includes the Company’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, its share of wagering from import and export simulcasting, and its share of wagering from its off-track wagering facilities (“OTWs”).

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Rooms	$3,982	$2,804	$7,238	$5,580
Food and beverage	25,946	19,537	50,918	39,236
Other	2,344	1,663	4,195	5,358
Total promotional allowances	$32,272	$24,004	$62,351	$50,174

The estimated cost of providing such complimentary services for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Rooms	$1,630	$1,174	$3,253	$2,315
Food and beverage	18,451	13,644	35,006	27,585
Other	1,316	817	2,371	3,613
Total cost of complimentary services	$21,397	$15,635	$40,630	$33,513

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share.  Options to purchase 1,441,727 and 1,468,452 shares of common stock were outstanding during the three and six months ended June 30, 2007, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive. Options to purchase 1,645,812 and 1,827,280 shares of common stock were outstanding during the three and six months ended June 30, 2006, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Determination of shares:
Weighted-average common shares outstanding	85,176	84,333	85,034	83,991
Assumed conversion of dilutive stock options	2,893	2,396	2,750	2,444
Diluted weighted-average common shares outstanding	88,069	86,729	87,784	86,435

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

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 4.24 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994, and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Risk-free interest rate	4.84%	4.34%
Expected volatility	38.72%	46.98%
Dividend yield	—	—
Weighted-average expected life (years)	4.24	4.52
Forfeiture rate	4.00%	2.00%

4.             New Accounting Pronouncement

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at June 30, 2007.

A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2007	$56,960
Additions based on current year tax positions	984
Additions based on prior year tax positions	3,223
Currency translation adjustments	7,988
Balance at June 30, 2007	$69,155

Included in the liability for unrecognized tax benefits at June 30, 2007 were $32.8 million of tax positions that are indemnified by a third party.  The receivable for this indemnification is included in other assets within the consolidated balance sheet at June 30, 2007.

Included in the liability for unrecognized tax benefits at June 30, 2007 were $8.0 million of currency translation adjustments for foreign currency tax positions.

Included in the liability for unrecognized tax benefits at June 30, 2007 were $20.6 million of tax positions that, if reversed, would affect the effective tax rate.

During the three and six months ended June 30, 2007, as well as prior to January 1, 2007, the Company recognized interest and penalties accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of income.

During the three and six months ended June 30, 2007, the Company recognized approximately $0.8 million and $1.5 million of interest and penalties, respectively. The Company has accrued approximately $34.8 million for the payment of interest and penalties at June 30, 2007. These accruals were included in noncurrent tax liabilities within the consolidated balance sheet at June 30, 2007.

As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 and 2006.  In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which we operate.

5.             Acquisition

On April 16, 2007, pursuant to the Asset Purchase Agreement dated November 7, 2006 among Zia Partners, LLC (“Zia”), Zia Park LLC (the “Buyer”), a wholly-owned subsidiary of Penn, and (solely with respect to specified sections thereof which relate to the Company’s guarantee of the Buyer’s payment and performance) Penn, the Buyer completed the acquisition of the Black Gold Casino and Zia Park Racetrack and all related assets of Zia. Penn funded this purchase with additional borrowings under its existing $750 million revolving credit facility.

The Company accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations”. As a result of the acquisition, the Company recorded goodwill of $143.7 million and other intangible assets of $4.6 million. The results of operations of the Black Gold Casino and Zia Park Racetrack have been included in the Company’s consolidated financial statements since the acquisition date. The acquisition of Black Gold Casino and Zia Park Racetrack was not significant to the Company’s results of operations for the three and six months ended June 30, 2007.

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

On August 8, 2006, the Company renewed its property insurance coverage in the amount of $200 million. The $200 million coverage is “all risk”, including “named windstorm”, flood and earthquake. Also, the Company purchased an additional $250 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusions for “named windstorms,” floods and earthquakes. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils.

In June 2007, the Company renewed its first layer of property insurance coverage in the amount of $200 million. The $200 million coverage, which is effective from August 8, 2007 through December 31, 2010, is on an “all risk” basis, including, but not limited to, coverage for “named windstorm”, flood and earthquake.  Also, the Company purchased an additional $400 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusions for “named windstorms,” floods and earthquakes. The additional $400 million coverage is effective from August 8, 2007 through June 1, 2008. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils. Both layers are subject to specific policy terms, conditions and exclusions.

7.             Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Land and improvements	$180,245	$190,002
Building and improvements	992,283	868,577
Furniture, fixtures and equipment	472,006	420,809
Transportation equipment	2,935	2,392
Leasehold improvements	16,004	15,005
Construction in progress	216,103	187,531
Total property and equipment	1,879,576	1,684,316
Less accumulated depreciation and amortization	(381,923)	(318,445)
Property and equipment, net	$1,497,653	$1,365,871

Depreciation expense for property and equipment totaled $35.7 million and $69.3 million for the three and six months ended June 30, 2007, respectively, as compared to $26.1 million and $54.2 million for the three and six months ended June 30, 2006, respectively. Interest capitalized in connection with major construction projects was $2.6 million and $5.7 million for the three and six months ended June 30, 2007, respectively, as compared to $2.0 and $3.3 million for the three and six months ended June 30, 2006, respectively.

8.             Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets had a gross carrying value of $2.8 billion and $2.6 billion at June 30, 2007 and December 31, 2006, respectively, and accumulated amortization of $23.1 million and $19.4 million at June 30, 2007 and December 31, 2006, respectively.  The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at June 30, 2007 and December 31, 2006:

	June 30,			December 31,
	2007			2006
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Goodwill	$2,010,169	$—	$2,010,169	$1,869,444	$—	$1,869,444
Gaming license and trademarks	751,966	—	751,966	700,434	—	700,434
Other intangible assets	49,316	23,145	26,171	45,126	19,434	25,692
Total	$2,811,451	$23,145	$2,788,306	$2,615,004	$19,434	$2,595,570

During the six months ended June 30, 2007, goodwill increased by $140.7 million, primarily due to goodwill recorded as part of the completion of the Black Gold Casino and Zia Park Racetrack acquisition in April 2007, offset by deferred tax adjustments relating to litigation accruals.  In addition, gaming license and trademarks increased by $51.5 million during the six months ended June 30, 2007, due to the Black Gold Casino and Zia Park Racetrack acquisition and payment for the Category 1 slot machine license for the placement of slot machines at the Company’s planned Hollywood Casino at Penn National Race Course.

The Company’s intangible asset amortization expense was $1.9 million and $3.7 million for the three and six months ended June 30, 2007, respectively, as compared to $1.7 million and $3.3 million for the three and six months ended June 30, 2006, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at June 30, 2007 (in thousands):

2007 (6 months)	$3,897
2008	7,626
2009	6,626
2010	5,757
2011	2,080
Thereafter	185
Total	$26,171

9.             Long-term Debt

Long-term debt, net of current maturities, is as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Senior secured credit facility	$2,459,625	$2,343,875
$200 million 6 7/8% senior subordinated notes	200,000	200,000
$250 million 6 ¾% senior subordinated notes	250,000	250,000
Other long-term obligations	25,930	25,041
Capital leases	9,894	10,532
	2,945,449	2,829,448
Less current maturities of long-term debt	(72,792)	(40,058)
	$2,872,657	$2,789,390

The following is a schedule of future minimum repayments of long-term debt at June 30, 2007 (in thousands):

Within one year	$72,792
1-3 years	206,605
3-5 years	2,026,343
Over 5 years	639,709
Total minimum payments	$2,945,449

At June 30, 2007, the Company was contingently obligated under letters of credit issued pursuant to the $2.725 billion senior secured credit facility with face amounts aggregating $32.6 million.

Senior Secured Credit Facility

On October 3, 2005, the Company entered into a $2.725 billion senior secured credit facility to fund the Company’s acquisition of Argosy Gaming Company (“Argosy”), including payment for all of Argosy’s outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries, the payment of related transaction costs, and to provide additional working capital. The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $513.5 million was drawn at June 30, 2007), a $325 million Term Loan A facility and a $1.65 billion Term Loan B facility. The $2.725 billion senior secured credit facility also allows the Company to raise an additional $300 million in senior secured credit for project development and property expansion.

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

In accordance with the terms of its $2.725 billion senior secured credit facility, the Company was required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the $2.725 billion senior secured credit facility.  On October 27, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and

$237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%.  The annual weighted-average interest rate of the four contracts is 4.71%. On May 8, 2006, the Company entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. Under all of these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate relating to these contracts as of June 30, 2007 was 5.36% for both the $960 million swaps and the $300 million swaps.

Redemption of 8 7/8% Senior Subordinated Notes

In February 2006, the Company called for the redemption of its $175 million 8 7/8% senior subordinated notes. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest and was made on March 15, 2006. The Company recorded a $10.0 million loss on early extinguishment of debt during the six months ended June 30, 2006 for the call premium and the write-off of the associated deferred financing fees. The Company funded the redemption of the notes from available cash and borrowings under its revolving credit facility.

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

At June 30, 2007, the Company was in compliance with all required covenants.

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

In November 2005, Capital Seven, LLC and Shawn A. Scott (collectively, “Capital Seven”), the sellers of Bangor Historic Track, Inc. (“BHT”), filed a demand for arbitration with the American Arbitration Association seeking $30 million plus interest and other damages. Capital Seven alleges a breach of contract by the Company based on the Company’s payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price Capital Seven claims is due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on the Company’s operations, and currently are disputing the effective tax rate. Pursuant to the dispute resolution procedures, the Company deposited $30 million in escrow, pending a resolution. This amount is included in other assets within the consolidated balance sheets at June 30, 2007 and December 31, 2006. The parties have commenced discovery.

In conjunction with the Company’s acquisition of Argosy, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated over eight years ago related to the Baton Rouge property formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, seeks to prove that the gaming license was invalidly issued and seeks to recover lost gaming revenues that the plaintiff contends it could have earned if the gaming license had been properly issued to the plaintiff.  On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorney fees) against Jazz Enterprises, Inc. and Argosy. The Court subsequently entered judgment in the amount of $6.9 million, which includes attorney fees and interest. The Company has established an appropriate reserve, and has filed post-trial motions which seek to overturn the verdict. The plaintiffs have challenged the calculation of the judgment, and are requesting a new trial. The motions are scheduled for a September 10, 2007 hearing. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights.

In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional.  The casinos began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit.  The accumulated funds will be returned to the casinos if they ultimately prevail in the lawsuit.  In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge.  The State of Illinois requested, and was granted, a stay of this ruling.  As a result, the casinos will continue paying the 3% tax surcharge into the protest fund until a final order has been entered in the case.  The State of Illinois has filed its notice of appeal of the ruling to the Illinois Supreme Court.  The Company anticipates the appeal will take several months before a final ruling is reached on this matter.

In October 2002, in response to the Company’s plans to relocate the river barge underlying the Boomtown Biloxi casino to an adjacent property, Raphael Skrmetta, the lessor of the property on which the Boomtown Biloxi casino conducts a portion of its dockside operations, filed a lawsuit against the Company in the U.S. District Court for the Southern District of Mississippi seeking a declaratory judgment that (i) the Company must use the leased premises for a gaming use or, in the alternative, (ii) after the move, the Company will remain obligated to make the revenue-based rent payments to plaintiff set forth in the lease. The plaintiff filed this suit immediately after the Mississippi Gaming Commission approved the Company’s request to relocate the barge. The Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers have also approved the Company’s plan to relocate the barge. In March 2004, the trial court ruled in favor of the Company on all counts. The plaintiff appealed the decision to the Fifth Circuit, which upheld the tenant’s right to relocate but remanded the case to the trial court because there was insufficient evidence in the record to determine whether the casino barge would be relocated to a place which would trigger the increased rent obligation under the lease. Mr. Skrmetta has since transferred his interest in the property to Skrmetta MS, LLC. On March 23, 2007, BTN, Inc. (“BTN”), one of the Company’s wholly-owned subsidiaries, entered into an amended and restated ground lease (the “Amended Lease”) with Skrmetta MS, LLC.  The lease amends the prior ground lease, dated October 19, 1993.  The Amended Lease requires BTN to maintain a minimum gaming operation on the leased premises and to pay rent equal to 5% of adjusted gaming win after gaming taxes have been deducted.  The term of the Amended Lease expires on January 1, 2093.  The lessor has purchased property owned by BTN and certain other of the Company’s wholly-owned subsidiaries in the vicinity of Boomtown Biloxi casino for $12.8 million. As a result of the execution of the Amended Lease, all litigation between the lessor and BTN has been settled and dismissed.

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $7.7 million and $15.8 million for the three and six months ended June 30, 2007, respectively, as compared to $7.1 million and $13.0 million for the three and six months ended June 30, 2006, respectively.

The leases for land consist of annual base lease rent payments, plus a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases.

The Company has an operating lease with the City of Bangor for a permanent facility which the Company expects to open in the third quarter of 2008, at a budgeted cost of $131 million.  This permanent facility, which will be called Hollywood Slots Hotel and Raceway, is subject to a percentage rent equaling 3% of gross slot revenue. The lease is for an initial term of fifteen years, with three ten-year renewal options.  The initial term begins with the opening of the permanent facility. An agreement with the City of Bangor calls for a two-year rent moratorium for 2006 and 2007.

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

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at June 30, 2007 are as follows (in thousands):

Within one year	$9,070
1-3 Years	14,024
3-5 Years	10,774
Over 5 years	30,365
Total	$64,233

Capital Expenditure Commitments

At June 30, 2007, the Company is contractually committed to spend approximately $174.4 million in capital expenditures for projects in progress.

11.          Stock-Based Compensation

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

On April 16, 2003, the Company’s Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”). On May 22, 2003, the Company’s shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permits the grant of options to purchase Common Stock and other market-based and performance-based awards. Up to 12,000,000 shares of Common Stock are available for awards under the 2003 Plan. The 2003 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options. Unless this plan is extended, no awards shall be granted or exchanges effected under this plan after May 31, 2013. At June 30, 2007 and December 31, 2006, there were 3,215,225 and 4,182,600 options available for future grants under the 2003 Plan, respectively.

Stock options that expire between January 2, 2008 and January 2, 2017 have been granted to officers, directors and employees to purchase Common Stock at prices ranging from $2.58 to $61.60 per share. All options were granted at the fair market value of the Common Stock on the date the options were granted.

The following table contains information on stock options issued under the plans for the six months ended June 30, 2007 and 2006:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	7,733,814	$17.09	5.34	$122,844
Granted	1,446,500	33.19
Exercised	(990,838)	9.64
Canceled	(52,500)	20.28
Outstanding at June 30, 2006	8,136,976	$20.84	5.32	$145,976

Exercisable at June 30, 2006	2,842,226	$13.43	4.06	$72,040

Outstanding at December 31, 2006	8,110,601	$21.87	4.97	$160,225
Granted	1,431,750	41.89
Exercised	(598,396)	12.25
Canceled	(475,375)	28.22
Outstanding at June 30, 2007	8,468,580	$25.57	5.03	$290,621

Exercisable at June 30, 2007	3,989,180	$17.98	3.98	$167,181

Included in the above are common stock options that were issued in 2003 to the Company’s Chairman outside of the 1994 Plan and the 2003 Plan. These options were issued at $7.95 per share, and are exercisable through February 6, 2013. At June 30, 2007 and December 31, 2006, the number of these common stock options that were outstanding was 23,750. In addition, the Company issued 160,000 restricted stock awards in 2004, which fully vest in May 2009, and issued 280,000 restricted stock awards in 2006, which fully vest by 2011. The restricted stock grants in 2004 and 2006 were made pursuant to the 2003 Plan. Due to the departure of one of the Company’s senior executives, 60,000 of these awards were forfeited. The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2007 was $18.74 and $15.95, respectively, as compared to $16.49 and $14.68 during the three and six months ended June 30, 2006, respectively.

The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $7.7 million and $21.1 million, respectively, as compared to $1.3 million and $28.1 million during the three and six months ended June 30, 2006, respectively.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Exercise Price Range			Total
	$2.58 to $14.67	$14.75 to $33.12	$33.17 to $61.60	$2.58 to $61.60
Outstanding options
Number outstanding	2,831,062	3,765,665	1,871,853	8,468,580
Weighted-average remaining contractual life (years)	3.17	5.53	6.85	5.03
Weighted-average exercise price	$10.09	$29.99	$40.09	$25.57

Exercisable options
Number outstanding	2,339,562	1,617,415	32,203	3,989,180
Weighted-average exercise price	$9.74	$29.55	$35.50	$17.98

Compensation costs related to stock-based compensation for the three and six months ended June 30, 2007 totaled $6.3 million pre-tax ($4.5 million after-tax) and $12.9 million pre-tax ($9.3 million after-tax), respectively, as compared to $5.5 million pre-tax ($3.3 million after-tax) and $10.4 million pre-tax ($6.8 million after-tax) for the three and six months ended June 30, 2006, respectively.  These are included within the consolidated statements of income under general and administrative expense.

At June 30, 2007 and December 31, 2006, the total compensation cost related to nonvested awards not yet recognized equaled $53.5 million and $45.2 million, respectively, including $47.2 million and $38.0 million for stock options, respectively, and $6.3 million and $7.2 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

12.          Subsidiary Guarantors

Under the terms of the $2.725 billion senior secured credit facility, all of Penn’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets of $111.1 million (approximately 2% of total assets at June 30, 2007). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn’s subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several, and Penn has no significant independent assets and no independent operations at, and for the three and six months ended, June 30, 2007. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s  ability to obtain funds from its subsidiaries.

With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and six months ended, June 30, 2007 and 2006, as Penn had no significant independent assets and no independent operations at, and for the three and six months ended, June 30, 2007, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

Under the terms of the $200 million 6 7/8% senior subordinated notes, all of Penn’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets of $102.8 million (approximately 2% of total assets at June 30, 2007). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn’s subsidiaries under the terms of the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three and six months ended June 30, 2007. There are no significant restrictions within the $200 million 6 7/8% senior subordinated notes on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the $200 million 6 7/8% senior subordinated notes, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and six months ended, June 30, 2007 and 2006, as Penn had no significant independent assets and no independent operations at, and for the three and six months ended, June 30, 2007, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

13.          Subsequent Event

On July 5, 2007, the Company announced that it had entered into a definitive agreement to purchase the Sanford-Orlando Kennel Club in Longwood, Florida from Sanford-Orlando Kennel Club, Inc. and Collins & Collins. In connection with the purchase agreement, the Company also secured a right of first refusal with respect to a majority stake in the Sarasota Kennel Club in Sarasota, Florida from Jack G. Collins, Sr. and members of his family. The purchase of the Sanford-Orlando Kennel Club is expected to close in the fourth quarter of 2007, and is subject to several customary conditions, including approval by Florida’s Department of Business and Professional Regulation. The purchase price for the Sanford-Orlando Kennel Club contemplates additional consideration to be paid by the Company based upon certain future regulatory developments. Located on approximately 26 acres in Longwood, Florida, the Sanford-Orlando Kennel Club features year-round greyhound racing, a simulcast wagering facility, a clubhouse lounge and two dining areas.

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

We have made significant acquisitions in the past five years, and expect to continue to pursue additional acquisition and development opportunities in the future. On March 3, 2003, we acquired Hollywood Casino Corporation, which significantly increased our revenues and cash flow. On February 12, 2004, we purchased Bangor Historic Track, Inc., in Bangor, Maine. On October 3, 2005, we completed our largest acquisition to date, acquiring Argosy Gaming Company (“Argosy”). In early November 2005, we opened a temporary gaming facility in Bangor, Maine. On July 5, 2004, Pennsylvania Governor Edward G. Rendell signed into law the Pennsylvania Race Horse Development and Gaming Act. We are developing a completely new gaming and racing facility at our Penn National Race Course in Grantville, Pennsylvania, which we expect to open with 2,000 slot machines during the first quarter of 2008 at an estimated cost of $310 million, inclusive of the $50 million gaming license fee, with the ability to add 1,000 machines as soon as demand warrants. We have a master plan to accommodate up to 5,000 gaming devices, based on demand. In late December 2006, the Pennsylvania Gaming Control Board (the “PGCB”) granted us a Category 1 slot machine license for the placement of slot machines at our planned Hollywood Casino at Penn National Race Course. On April 16, 2007, we completed the acquisition of the Black Gold Casino and Zia Park Racetrack, located in Hobbs, New Mexico. On July 5, 2007, we announced that we had entered into a definitive agreement to purchase the Sanford-Orlando Kennel Club in Longwood, Florida, and that we had also secured a right of first refusal with respect to a majority stake in the Sarasota Kennel Club in Sarasota, Florida. The purchase of the Sanford-Orlando Kennel Club is expected to close in the fourth quarter of 2007, and is subject to several customary conditions, including approval by Florida’s Department of Business and Professional Regulation.

On June 15, 2007, we, along with PNG Acquisition Company Inc. (“Parent”) and PNG Merger Sub Inc., a wholly- owned subsidiary of Parent (“Merger Sub”), announced that we entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the “Merger Agreement”), that provides, among other things, for Merger Sub to be merged with and into us (the “Merger”), as a result of which we will continue as the surviving corporation and a wholly-owned subsidiary of Parent. Parent is owned by certain funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and Centerbridge Partners, L.P. (“Centerbridge”). Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock (the “Common Stock”), other than shares held by us as treasury stock or owned directly or indirectly by Parent or Merger Sub, will be cancelled and converted into the right to receive $67.00 in cash, without interest. In the event that the Merger shall not have occurred by June 15, 2008 (the “Adjustment Date”), the $67.00 cash amount per share of Common Stock shall be increased for each day after the Adjustment Date, through and including the closing date, by adding an amount equal to $0.0149 per day.

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

Executive Summary

Factors affecting our results for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, included revenue growth at several of our properties, contributions from our two Gulf Coast facilities, and a partial quarter’s contribution from Black Gold Casino and Zia Park Racetrack. These increases were partially offset by the previously anticipated decline at Hollywood Casino Baton Rouge, a decrease in net revenues at Empress Casino Hotel, the impact of increased insurance costs, the incremental Illinois tax at our Chicagoland facilities, costs related to our support of local referenda in Kansas and West Virginia and costs associated with our previously announced Merger with certain funds managed by affiliates of Fortress and Centerbridge.

Highlights for the quarter:

•                  Net revenues increased $87.5 million, or 16.3%, for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, primarily due to revenue growth at several of our properties, including the Charles Town Entertainment Complex, Argosy Casino Lawrenceburg, Argosy Casino Riverside, and Hollywood Casino Aurora, contributions from our two Gulf Coast facilities, which were closed or provided minimal revenue during the three months ended June 30, 2006, and a partial quarter’s contribution from Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, all of which was partially offset by the previously anticipated decline at Hollywood Casino Baton Rouge attributable to hurricane recovery and stabilization and a decrease in net revenues at Empress Casino Hotel due to competitive pressure.

•                  Income from operations increased by 5.4% for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.

•                  On August 8, 2006, we renewed our property insurance coverage in the amount of $200 million. The $200 million coverage is “all risk”, including “named windstorm”, flood and earthquake. Also, we purchased an additional $250 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusions for “named windstorms,” floods and earthquakes. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils. The premium for this coverage was $6.3 million higher during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.  In June 2007, we renewed our first layer of property insurance coverage in the amount of $200 million. The $200 million coverage, which is effective from August 8, 2007 through December 31, 2010, is on an “all risk” basis, including, but not limited to, coverage for “named windstorm”, flood and earthquake.  Also, we purchased an additional $400 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusions for “named windstorms,” floods and earthquakes. The additional $400 million coverage is effective from August 8, 2007 through June 1, 2008. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils. Both layers are subject to specific policy terms, conditions and exclusions. The premium for the new property insurance coverage is expected to be $8.2 million less, from August 8, 2007 until August 7, 2008, than it was from August 8, 2006 until August 7, 2007.

•                  In May 2006, the Illinois Legislature passed into law House Bill 1918, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. We began paying this tax surcharge during the three months ended June 30, 2006, and have subsequently expensed approximately $17.3 million in incremental tax, including $4.0 million in the three months ended June 30, 2007.  On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional.  The State of Illinois agreed to the entry of an order that established a protest fund for all of the tax surcharge payments and enjoined the Treasurer from making any payments out of that fund pending the final outcome of the litigation. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. While the Illinois Attorney General has appealed the decision, the four impacted properties remain steadfast in their intention to overturn the legislation and, should we prevail, the incremental taxes paid under protest will be refunded.

Other Developments:

•                  On June 5, 2007, citizens in Cherokee County, Kansas, approved a referendum to authorize gaming in the county. In July 2007, we appeared before the Cherokee County Commissioners to provide details of our proposed $250 million destination resort, which would include an eleven story, 250-room hotel with 13 luxury suites, 1,200 slot machines, 40 table games, a spa, fitness center, convention space and other amenities.  An endorsement of the County Commissioners is a prerequisite in submitting an application to the Kansas Lottery Commission for consideration as a Lottery Gaming Facility Manager.  On July 23, 2007, the Cherokee County Commissioners voted unanimously in favor of an exclusive endorsement of our proposed project and, in a separate motion, voted unanimously to enter into a predevelopment agreement with us.  Accordingly, we expect to submit our completed application to the Lottery Commission by the State-imposed deadline of September 6, 2007.

•                  On July 5, 2007, we announced that we had entered into a definitive agreement to purchase the Sanford-Orlando Kennel Club in Longwood, Florida, and that we had also secured a right of first refusal with respect to a majority stake in the Sarasota Kennel Club in Sarasota, Florida. The purchase of the Sanford-Orlando Kennel Club is expected to close in the fourth quarter of 2007, and is subject to several customary conditions, including approval by Florida’s Department of Business and Professional Regulation.

•                  On June 15, 2007, we, along with PNG Acquisition Company Inc. (“Parent”) and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), announced that we entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the “Merger Agreement”), that provides, among other things, for Merger Sub to be merged with and into us (the “Merger”), as a result of which we will continue as the surviving corporation and a wholly-owned subsidiary of Parent. Parent is owned by certain funds managed by affiliates of Fortress and Centerbridge. Additional information regarding the Merger is discussed in detail in the section entitled “Our Operations” above.

•                  On June 9, 2007, citizens in Jefferson County, West Virginia, voted against the approval for the placement of table games at the Charles Town Entertainment Complex. According to the West Virginia Lottery Racetrack Table Games Act, the Charles Town Entertainment Complex will have to wait at least two years before it can propose another table game referendum vote.

•                  On June 6, 2007, we announced that our shareholders approved our Annual Incentive Plan and the performance goals thereunder, and voted against the 2007 Employee Long Term Incentive Compensation Plan and the 2007 Long Term Incentive Compensation Plan for Non-Employee Directors of the Company (the “2007 Equity Compensation Plans”). Accordingly, we also announced that we would not proceed with our previously announced program to repurchase up to $200 million of our common stock, as it was conditioned on shareholder approval of the 2007 Equity Compensation Plans.

•                  On April 16, 2007, pursuant to the Asset Purchase Agreement dated November 7, 2006 among Zia Partners, LLC (“Zia”), Zia Park LLC (the “Buyer”), one of our wholly-owned subsidiaries, and (solely with respect to specified sections thereof which relate to our guarantee of the Buyer’s payment and performance) us, the Buyer completed the acquisition of the Black Gold Casino and Zia Park Racetrack and all related assets of Zia. We funded this purchase with additional borrowings under our existing $750 million revolving credit facility.

•                  On March 23, 2007, BTN, Inc. (“BTN”), one of our wholly-owned subsidiaries, entered into an amended and restated ground lease (the “Amended Lease”) with Skrmetta MS, LLC.  The lease amended the prior ground lease, dated October 19, 1993.  The Amended Lease requires BTN to maintain a minimum gaming operation on the leased premises and to pay rent equal to 5% of adjusted gaming win after gaming taxes have been deducted. The term of the Amended Lease expires on January 1, 2093.  The lessor has purchased property owned by BTN and certain other of our wholly-owned subsidiaries in the vicinity of Boomtown Biloxi casino for $12.8 million. As a result of the execution of the Amended Lease, all litigation between the lessor and BTN has been settled and dismissed.

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

•                  We opened Argosy Casino Riverside’s Mediterranean-themed, nine-story, 258-room hotel and spa to the public in April, as well as our latest expansion at the Charles Town Entertainment Complex. We are continuing to build and develop several of our properties, including the Charles Town Entertainment Complex, Argosy Casino Lawrenceburg, Hollywood Casino at Penn National Race Course and the permanent Hollywood Slots at Bangor, which will be called the Hollywood Slots Hotel and Raceway. All of our development and expansion projects remain on track with our previously disclosed timetables and budgets, except for the gaming floor space expansion at the Charles Town Entertainment Complex, which was postponed following the June 9, 2007 vote in West Virginia.   Additional information regarding our capital projects is discussed in detail in the section entitled “Liquidity and Capital Resources – Capital Expenditures” below.

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

We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our financial condition.

The development and selection of the critical accounting policies, and the related disclosures, have been reviewed with the Audit Committee of our Board of Directors.

Long-lived assets

At June 30, 2007, we had a net property and equipment balance of $1,497.7 million within the consolidated balance sheet, representing 32% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

At June 30, 2007, we had $2,010.2 million in goodwill and $778.1 million in other intangible assets within the consolidated balance sheet, representing 42% and 16% of total assets, respectively, resulting from our acquisition of other businesses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations included data gathered as a result of our due diligence in connection with the acquisitions and projections for future operations. Goodwill is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we consider our gaming license and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license and trademark intangible assets exceed their fair value, an impairment loss is recognized. The annual evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

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

As a result of the implementation of FIN 48, we recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at June 30, 2007.

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

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as in Pennsylvania, Maine and Kansas) and property expansion in under-penetrated markets (such as at our Charles Town and Lawrenceburg properties).

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

•                  The ongoing successful expansion and revenue gains at the Charles Town Entertainment Complex, Argosy Casino Lawrenceburg, Hollywood Casino at Penn National Race Course and Hollywood Slots at Bangor.

•                  The successful execution of the development and construction activities currently underway at a number of our facilities, as well as the risks associated with the costs, regulatory approval and the timing for these activities.

The results of operations for the three and six months ended June 30, 2007 and 2006 are summarized below:

Three Months Ended June 30,	2007	2006
	(in thousands)
Revenues:
Gaming	$570,281	$490,804
Management service fee	4,341	4,921
Food, beverage and other	82,894	66,052
Gross revenues	657,516	561,777
Less promotional allowances	(32,272)	(24,004)
Net revenues	625,244	537,773
Operating expenses:
Gaming	297,086	254,638
Food, beverage and other	63,123	54,980
General and administrative	98,993	78,590
Depreciation and amortization	37,622	27,728
Total operating expenses	496,824	415,936
Income from operations	$128,420	$121,837

Six Months Ended June 30,	2007	2006
	(in thousands)
Revenues:
Gaming	$1,119,374	$994,254
Management service fee	7,815	9,308
Food, beverage and other	156,664	132,187
Gross revenues	1,283,853	1,135,749
Less promotional allowances	(62,351)	(50,174)
Net revenues	1,221,502	1,085,575
Operating expenses:
Gaming	581,377	510,223
Food, beverage and other	121,453	108,652
General and administrative	192,492	158,516
Depreciation and amortization	72,980	57,446
Total operating expenses	968,302	834,837
Income from operations	$253,200	$250,738

The results of operations by property for the three and six months ended June 30, 2007 and 2006 are summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended June 30,	2007	2006	2007	2006
	(in thousands)
Charles Town Entertainment Complex	$129,140	$122,452	$31,295	$30,894
Argosy Casino Lawrenceburg	121,236	114,994	36,549	33,724
Hollywood Casino Aurora	64,052	60,703	18,409	18,029
Empress Casino Hotel	58,493	59,736	11,083	14,478
Argosy Casino Riverside	43,117	37,607	10,388	9,686
Hollywood Casino Baton Rouge	34,041	35,447	12,164	13,455
Argosy Casino Alton	30,366	28,205	6,538	5,464
Hollywood Casino Tunica	26,375	26,899	4,363	5,198
Hollywood Casino Bay St. Louis	25,466	(22)	2,024	(218)
Argosy Casino Sioux City	13,835	13,196	3,556	3,161
Boomtown Biloxi	22,671	1,010	4,570	262
Hollywood Slots at Bangor	11,985	10,104	2,556	1,797
Bullwhackers	7,483	7,036	448	386
Zia Park (1)	16,913	—	5,460	—
Casino Rama management service contract	4,341	4,921	3,984	4,564
Pennsylvania Racing Operations	13,530	13,073	(357)	204
Raceway Park	2,200	2,412	(274)	(200)
Corporate overhead	—	—	(24,336)	(19,047)
Total	$625,244	$537,773	$128,420	$121,837

	Net Revenues		Income (loss) from Operations
Six Months Ended June 30,	2007	2006	2007	2006
	(in thousands)
Charles Town Entertainment Complex	$248,736	$239,370	$62,018	$60,384
Argosy Casino Lawrenceburg	243,094	235,157	73,963	69,870
Hollywood Casino Aurora	128,552	122,453	36,741	37,244
Empress Casino Hotel	118,106	120,052	21,684	27,877
Argosy Casino Riverside	84,832	76,602	20,395	19,920
Hollywood Casino Baton Rouge	68,922	78,567	24,751	31,572
Argosy Casino Alton	61,229	57,724	13,294	10,905
Hollywood Casino Tunica	52,971	55,057	9,367	11,029
Hollywood Casino Bay St. Louis	48,950	—	3,263	(374)
Argosy Casino Sioux City	27,952	27,247	7,078	6,988
Boomtown Biloxi	46,738	1,010	10,128	262
Hollywood Slots at Bangor	22,961	18,814	4,614	3,130
Bullwhackers	14,614	13,622	584	492
Zia Park (1)	16,913	—	5,460	—
Casino Rama management service contract	7,815	9,308	7,172	8,632
Pennsylvania Racing Operations	25,384	26,160	(2,472)	849
Raceway Park	3,733	4,432	(521)	(179)
Corporate overhead	—	—	(44,319)	(37,863)
Total	$1,221,502	$1,085,575	$253,200	$250,738

(1)  Reflects results since the April 16, 2007 acquisition effective date.

Revenues

Revenues for the three and six months ended June 30, 2007 and 2006 are as follows:

Three Months Ended June 30,	2007	2006	Variance	Percentage Variance
		(in thousands)
Gaming	$570,281	$490,804	$79,477	16.2%
Management service fee	4,341	4,921	(580)	(11.8)%
Food, beverage and other	82,894	66,052	16,842	25.5%
Gross revenue	657,516	561,777	95,739	17.0%
Less promotional allowances	(32,272)	(24,004)	(8,268)	(34.4)%
Net revenues	$625,244	$537,773	$87,471	16.3%

Six Months Ended June 30,	2007	2006	Variance	Percentage Variance
		(in thousands)
Gaming	$1,119,374	$994,254	$125,120	12.6%
Management service fee	7,815	9,308	(1,493)	(16.0)%
Food, beverage and other	156,664	132,187	24,477	18.5%
Gross revenue	1,283,853	1,135,749	148,104	13.0%
Less promotional allowances	(62,351)	(50,174)	(12,177)	(24.3)%
Net revenues	$1,221,502	$1,085,575	$135,927	12.5%

Gaming revenue

Gaming revenue increased by $79.5 million, or 16.2%, and $125.1 million, or 12.6%, for the three and six months ended June 30, 2007, as compared to the same periods in 2006, primarily due to revenue growth at several of our properties, including the Charles Town Entertainment Complex, Argosy Casino Lawrenceburg, Argosy Casino Riverside, and Hollywood Casino Aurora, the reopening of our two Gulf Coast facilities, and a partial quarter’s contribution from Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007.  These increases were partially offset by the previously anticipated decline at Hollywood Casino Baton Rouge attributable to hurricane recovery and stabilization and a decrease in gaming revenue at Empress Casino Hotel.

Gaming revenue at the Charles Town Entertainment Complex increased by $6.3 million and $8.4 million for the three and six months ended June 30, 2007, respectively.  The increase for the three months ended June 30, 2007 was primarily due to an increase in average spend per player trip as a result of more aggressive marketing campaigns, while the increase for the six months ended June 30, 2007 was primarily due to an increase in patronage as a result of increased market awareness and expansion of the property.  Win per unit per day and total average gaming machines on the floor for the three months ended June 30, 2007 were $273 and 4,834, respectively, as compared to $302 and 4,111, respectively, for the same period in 2006. Win per unit per day and total average gaming machines on the floor for the six months ended June 30, 2007 were $286 and 4,480, respectively, as compared to $298 and 4,123, respectively, for the same period in 2006.

Gaming revenue at Argosy Casino Lawrenceburg increased by $6.1 million and $7.5 million for the three and six months ended June 30, 2007, respectively.  The increases for the three and six months ended June 30, 2007 were primarily due to increases in slot and poker room revenues, as well as decreases in sales incentives and point loyalty programs.  Slot revenues benefited from the expansion of highly popular low denomination video slot machines year over year, which generated a higher win per unit and hold percentages than other slot machines. Poker revenue increased for the six months ended June 30, 2007 as the poker room was not in operation in the first quarter of 2006.

Gaming revenue at Argosy Casino Riverside increased by $4.3 million and $7.0 million for the three and six months ended June 30, 2007, respectively, primarily due to successful marketing promotions and increased traffic on the property due to hotel opening-related activities.

Gaming revenue at Hollywood Casino Aurora increased by $3.2 million and $5.9 million for the three and six months ended June 30, 2007, respectively, primarily as a result of the continued refinement of marketing programs, as well as increases to the incentives offered to existing customers, increases in slot handle, rated play and patron counts.

Gaming revenue at Hollywood Casino Bay St. Louis increased by $22.7 million and $43.8 million for the three and six months ended June 30, 2007, respectively, as the property had been closed during the three and six months ended June 30, 2006 as a result of extensive Hurricane Katrina damage. Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Gaming revenue at Boomtown Biloxi increased by $20.1 million and $42.7 million for the three and six months ended June 30, 2007, respectively, as the property had been closed for the majority of the three and six months ended June 30, 2006 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006.

Gaming revenue at Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, was $15.9 million for the three and six months ended June 30, 2007.

Gaming revenue at Hollywood Casino Baton Rouge decreased by $1.6 million and $9.8 million for the three and six months ended June 30, 2007, respectively, as a result of hurricane recovery and stabilization.

Gaming revenue at Empress Casino Hotel decreased by $1.1 million and $1.7 million for the three and six months ended June 30, 2007, respectively, due to competitive pressures.

Food, beverage and other revenue

Food, beverage and other revenue increased by $16.8 million, or 25.5%, and $24.5 million, or 18.5%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily due to the reopening of our two Gulf Coast facilities, the opening of the Argosy Casino Riverside hotel, our purchase and opening of a gas station/convenience store near our Bullwhackers facility, and a partial quarter’s contribution from Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007.

Food, beverage and other revenue at Hollywood Casino Bay St. Louis increased by $7.0 million and $12.8 million for the three and six months ended June 30, 2007, respectively, as the property had been closed during the three and six months ended June 30, 2006 as a result of extensive Hurricane Katrina damage. Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Food, beverage and other revenue at Boomtown Biloxi increased by $3.2 million and $6.6 million for the three and six months ended June 30, 2007, respectively, as the property had been closed for the majority of the three and six months ended June 30, 2006 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006.

Food, beverage and other revenue at Argosy Casino Riverside increased by $1.7 million and $2.2 million for the three and six months ended June 30, 2007, respectively, primarily due to the opening of its hotel to the public in April.

Food, beverage and other revenue at Bullwhackers increased by $1.0 million and $1.7 million for the three and six months ended June 30, 2007, respectively, primarily due to our purchase and opening of a gas station/convenience store near our Bullwhackers facility during the third quarter of 2006.

Food, beverage and other revenue at Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, was $1.1 million for the three and six months ended June 30, 2007.

Promotional allowances

Promotional allowances increased by $8.3 million, or 34.4%, and $12.2 million, or 24.3%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily due to the reopening of our two Gulf Coast facilities and the opening of the Argosy Casino Riverside hotel.

Promotional allowances at Hollywood Casino Bay St. Louis increased by $4.2 million and $7.7 million for the three and six months ended June 30, 2007, respectively, as the property had been closed during the three and six months ended June 30, 2006 as a result of extensive Hurricane Katrina damage. Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Promotional allowances at Boomtown Biloxi increased by $1.7 million and $3.5 million for the three and six months ended June 30, 2007, respectively, as the property had been closed for the majority of the three and six months ended June 30, 2007 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006.

Promotional allowances at Argosy Casino Riverside increased by $0.6 million and $0.9 million for the three and six months ended June 30, 2007, respectively, primarily due to the opening of its hotel to the public in April.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

Three Months Ended June 30,	2007	2006	Variance	Percentage Variance

Gaming	$297,086	$254,638	$42,448	16.7%
Food, beverage and other	63,123	54,980	8,143	14.8%
General and administrative	98,993	78,590	20,403	26.0%
Depreciation and amortization	37,622	27,728	9,894	35.7%
Total operating expenses	$496,824	$415,936	$80,888	19.4%

Six Months Ended June 30,	2007	2006	Variance	Percentage Variance

Gaming	$581,377	$510,223	$71,154	13.9%
Food, beverage and other	121,453	108,652	12,801	11.8%
General and administrative	192,492	158,516	33,976	21.4%
Depreciation and amortization	72,980	57,446	15,534	27.0%
Total operating expenses	$968,302	$834,837	$133,465	16.0%

Gaming expense

Gaming expense increased by $42.4 million, or 16.7%, and $71.2 million, or 13.9%, for the three and six months ended June 30, 2007, as compared to the same periods in 2006, primarily due to the reopening of our two Gulf Coast facilities and increased gaming taxes at several of our properties.

Gaming expense at Hollywood Casino Bay St. Louis increased by $12.5 million and $23.9 million for the three and six months ended June 30, 2007, respectively, as the property had been closed during the three and six months ended June 30, 2006 as a result of extensive Hurricane Katrina damage. Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Gaming expense at Boomtown Biloxi increased by $7.4 million and $15.4 million for the three and six months ended June 30, 2007, respectively, as the property had been closed for the majority of the three and six months ended June 30, 2006 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006.

Gaming expense at the Charles Town Entertainment Complex increased by $4.2 million and $4.9 million for the three and six months ended June 30, 2007, respectively, due to an increase in gaming taxes resulting from higher gaming revenue.

Gaming expense at Empress Casino Hotel increased by $0.8 million and $3.5 million for the three and six months ended June 30, 2007, respectively, primarily due to payment of the 3% Illinois tax surcharge, which began in May 2006.

Gaming expense at Hollywood Casino Aurora increased by $2.1 million and $4.7 million for the three and six months ended June 30, 2007, respectively, due to payment of the 3% Illinois tax surcharge, which began in May 2006, as well as an increase in taxes resulting from higher gaming revenue.

Gaming expense at Argosy Casino Riverside increased by $1.6 million and $2.2 million for the three and six months ended June 30, 2007, respectively, due to an increase in gaming taxes resulting from higher gaming revenue.

Gaming expense at Argosy Casino Lawrenceburg increased by $2.0 million and $2.6 million for the three and six months ended June 30, 2007, respectively, due to an increase in gaming taxes and marketing costs associated with the growth in gaming revenue.

Gaming expense at Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, was $8.6 million for the three and six months ended June 30, 2007.

Food, beverage and other expense

Food, beverage and other expense increased by $8.1 million, or 14.8%, and $12.8 million, or 11.8%, for the three and six months ended June 30, 2007, as compared to the same periods in 2006, primarily due to the reopening of our two Gulf Coast facilities, the opening of the Argosy Casino Riverside hotel, our purchase and opening of a gas station/convenience store near our Bullwhackers facility, and a partial quarter’s contribution from Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007.

Food, beverage and other expense at Hollywood Casino Bay St. Louis increased by $2.1 million and $3.8 million for the three and six months ended June 30, 2007, respectively, as the property had been closed during the three and six months ended June 30, 2006 as a result of extensive Hurricane Katrina damage. Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Food, beverage and other expense at Boomtown Biloxi increased by $1.8 million and $3.5 million for the three and six months ended June 30, 2007, respectively, as the property had been closed for the majority of the three and six months ended June 30, 2006 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006.

Food, beverage and other expense at Argosy Casino Riverside increased by $1.5 million and $2.6 million for the three and six months ended June 30, 2007, respectively, primarily due to the opening of its hotel to the public in April.

Food, beverage and other expense at Bullwhackers increased by $0.9 million and $1.6 million for the three and six months ended June 30, 2007, respectively, primarily due to our purchase and opening of a gas station/convenience store near our Bullwhackers facility during the third quarter of 2006.

Food, beverage and other expense at Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, was $.3 million for the three and six months ended June 30, 2007.

General and administrative expense

General and administrative expense increased by $20.4 million, or 26.0%, and $34.0 million, or 21.4%, for the three and six months ended June 30, 2007, as compared to the same periods in 2006. General and administrative expense at the properties includes expenses such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit.

General and administrative expense at Hollywood Casino Bay St. Louis increased by $5.6 million and $11.6 million for the three and six months ended June 30, 2007, respectively, as the property had been closed during the three and six months ended June 30, 2006 as a result of extensive Hurricane Katrina damage. Hollywood Casino Bay St. Louis reopened on August 31, 2006.

General and administrative expense at Boomtown Biloxi increased by $5.5 million and $11.8 million for the three and six months ended June 30, 2007, respectively, as the property had been closed for the majority of the three and six months ended June 30, 2006 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006.

Corporate overhead expense increased by $5.6 million and $8.0 million for the three and six months ended June 30, 2007, respectively, primarily due to lobbying costs recently incurred in support of local referenda in Kansas and West Virginia, as well as the costs incurred relating to the grant of equity-based compensation awards as required under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” having increased by $0.8 million and $2.5 million, respectively, as additional equity-based compensation awards were granted during 2007.  We grant a substantial portion of our equity-based compensation awards during the first three months of the year.

General and administrative expense at Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, was $1.5 million for the three and six months ended June 30, 2007.

Depreciation and amortization expense

Depreciation and amortization expense increased by $9.9 million, or 35.7%, and $15.5 million, or 27.0%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily due to incremental depreciation at the Charles Town Entertainment Complex, the reopening of our two Gulf Coast facilities, and a partial quarter’s contribution from Black Gold Casino and Zia Park Racetrack.

Depreciation and amortization expense at the Charles Town Entertainment Complex increased by $1.6 million and $3.0 million for the three and six months ended June 30, 2007, respectively, due to incremental depreciation for assets placed into service subsequent to the same periods in 2006, including expanded gaming space, a 378-seat buffet and a new parking garage, which were completed in mid-2006.

Depreciation and amortization expense at Hollywood Casino Bay St. Louis increased by $3.0 million and $5.9 million for the three and six months ended June 30, 2007, respectively, as the property had been closed during the three and six months ended June 30, 2006 as a result of extensive Hurricane Katrina damage. Hollywood Casino Bay St. Louis reopened on August 31, 2006.

Depreciation and amortization expense at Boomtown Biloxi increased by $2.7 million and $5.2 million for the three and six months ended June 30, 2007, respectively, as the property had been closed for the majority of the three and six months ended June 30, 2006 as a result of extensive Hurricane Katrina damage. Boomtown Biloxi reopened on June 29, 2006.

Depreciation and amortization expense at Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, was $1.0 million for the three and six months ended June 30, 2007.

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

Three Months Ended June 30,	2007	2006	Variance	Percentage Variance

Interest expense	$(51,302)	$(47,766)	$(3,536)	(7.4)%
Interest income	1,289	867	422	48.7%
Earnings from joint venture	325	574	(249)	(43.4)%
Other	(5,476)	184	(5,660)	(3,076.1)%
Total other expenses	$(55,164)	$(46,141)	$(9,023)	(19.6)%

Six Months Ended June 30,	2007	2006	Variance	Percentage Variance

Interest expense	$(99,649)	$(96,195)	$(3,454)	(3.6)%
Interest income	2,165	1,770	395	22.3%
Earnings from joint venture	365	987	(622)	(63.0)%
Other	(5,704)	74	(5,778)	(7,808.1)%
Loss on early extinguishment of debt	—	(10,022)	10,022	100.0%
Total other expenses	$(102,823)	$(103,386)	$563	0.5%

Interest expense

Interest expense increased by $3.5 million, or 7.4%, and $3.5 million, or 3.6%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily due to incremental interest related to additional borrowings under our revolving credit facility, the Mohegan Tribal Gaming Authority long-term obligation entered into in August 2006, and our insurance financing.

Other

Other decreased by $5.7 million and $5.8 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily due to after-tax Merger-related costs of $2.2 million and a non-cash pre-tax currency translation loss of $3.8 million, both of which were recorded during the three months ended June 30, 2007.

Loss on early extinguishment of debt

We recorded a $10.0 million loss on early extinguishment of debt during the six months ended June 30, 2006, as a result of the redemption of $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes due March 15, 2010. As a result of the redemption, we recorded a loss on early extinguishment of debt of $10.0 million for the call premium and the write-off of the associated deferred financing fees.

Taxes

The increase in our effective tax rate to 47.7% and 46.0% for the three and six months ended June 30, 2007, as compared to 43.6% and 42.5% for the three and six months ended June 30, 2006, reflects the non-deductibility of permanent differences and our adoption of FIN 48 on January 1, 2007.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $276.9 million and $74.8 million for the six months ended June 30, 2007 and 2006, respectively.  Net cash provided by operating activities for the six months ended June 30, 2007 included net income of $81.2 million, non-cash reconciling items, such as depreciation, amortization, and the charge for stock compensation of $97.5 million, and net changes in current asset and liability accounts of $98.2 million, including proceeds of $100.0 million relating to the collection of insurance receivables.

Net cash used in investing activities totaled $394.2 million and $117.1 million for the six months ended June 30, 2007 and 2006, respectively. Net cash used in investing activities for the six months ended June 30, 2007 included expenditures for property and equipment totaling $155.1 million and acquisition of businesses and licenses, such as the Pennsylvania gaming license and Black Gold Casino and Zia Park Racetrack acquisition, totaling $253.0 million, both of which were partially offset by proceeds from the sale of property and equipment totaling $13.9 million.

Net cash provided by financing activities totaled $108.4 million and $40.0 million for the six months ended June 30, 2007 and 2006, respectively.  Net cash provided by financing activities for the six months ended June 30, 2007 included proceeds from the exercise of stock options totaling $7.3 million, proceeds from the issuance of long-term debt of $307.0 million and the tax benefit from stock options exercised totaling $4.9 million, all of which were partially offset by principal payments on long-term debt totaling $191.9 million and $18.9 million in payments on insurance financing.

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

The following table summarizes our capital project expenditures by property for the fiscal year ending December 31, 2007, and actual expenditures for the six months ended June 30, 2007, other than capital maintenance expenditures and Hurricane Katrina-related capital project expenditures at Boomtown Biloxi and Hollywood Casino Bay St. Louis:

Property	Expected for Year Ending December 31, 2007	Expenditures Through June 30, 2007	Balance to Expend in 2007
	(in millions)
Charles Town Entertainment Complex	$41.7	$24.1	$17.6
Hollywood Casino at Penn National Race Course	181.1	56.1	125.0
Hollywood Slots at Bangor	74.8	16.0	58.8
Argosy Casino Riverside	10.0	9.1	0.9
Argosy Casino Lawrenceburg	57.2	17.6	39.6
Other	19.1	2.0	17.1
Total	$383.9	$124.9	$259.0

At the Charles Town Entertainment Complex, we opened phase one of our latest expansion on April 20, 2007, bringing Charles Town’s total slot count to approximately 5,000 units. Our next phase of development at the Charles Town Entertainment Complex includes plans for a 153-room hotel. The expected opening date of the hotel is the third quarter of 2008.

In late December 2006, the PGCB granted us a Category 1 slot machine license for the placement of slot machines at our planned Hollywood Casino at Penn National Race Course. In August 2006, we commenced construction of the integrated racing and gaming facility at Penn National Race Course.  The Hollywood Casino at Penn National Race Course will be a 365,000 square foot facility, and will be sized for 2,000 slot machines, with the building size sufficient to add 1,000 additional machines.  The Hollywood Casino at Penn National Race Course will also include a 2,500 space parking garage and several restaurants.  The expected opening date is during the first quarter of 2008. We plan to spend an aggregate of $310 million on the project.

At the Hollywood Slots at Bangor, we are building a permanent facility, which will include a 1,500 slot facility (1,000 slot machines at opening), a 152-room hotel, 1,500 space parking garage and several restaurants.  The expected opening date is the third quarter of 2008. We plan to spend an aggregate of $131 million on the project. Upon completion, the permanent facility will be called the Hollywood Slots Hotel and Raceway.

We opened Argosy Casino Riverside’s Mediterranean-themed, nine-story, 258-room hotel and spa to the public in April.

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

During the six months ended June 30, 2007, we spent approximately $1.8 million for Hurricane Katrina-related capital project expenditures at Boomtown Biloxi and Hollywood Casino Bay St. Louis.

During the six months ended June 30, 2007, we spent approximately $28.4 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines, slot machine equipment, and environmental work.

Cash generated from operations and cash available under the revolver portion of our $2.725 billion senior secured credit facility funded our capital expenditure and capital maintenance expenditures in 2007.

Debt

Senior Secured Credit Facility

During the six months ended June 30, 2007, we borrowed $307.0 million under our $2.725 billion senior secured credit facility, and made principal payments on our $2.725 billion senior secured credit facility of $191.3 million, for activities arising in the normal course of business.

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

At June 30, 2007, we were in compliance with all required covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at June 30, 2007 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates at period-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each period-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve as of June 30, 2007.

	7/1/07- 6/30/08	7/1/08- 6/30/09	7/1/09- 6/30/10	7/1/10- 6/30/11	7/1/11- 6/30/12	Thereafter	Total	Fair Value 6/30/07
	(in thousands)
Long-term debt:
Fixed rate	$5,417	$5,808	$5,707	$5,599	$203,399	$250,000	$475,930	$485,385
Average interest rate	7.00%	7.00%	7.00%	7.00%	6.88%	6.75%
Variable rate	$65,250	$93,687	$97,750	$623,438	$1,191,750	$387,750	$2,459,625	$2,459,625
Average interest rate (1)	6.97%	6.83%	7.01%	7.10%	7.44%	7.53%
Leases	$2,125	$2,313	$1,340	$1,038	$1,119	$1,959	$9,894	$9,894
Average interest rate	6.90%	6.88%	6.06%	5.65%	5.65%	7.72%
Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$1,260,000	$811,000	$574,000	$—	$—	$—	N/A	$11,458
Average pay rate	4.84%	4.93%	5.02%				N/A
Average receive rate (3)	5.41%	5.29%	5.47%				N/A

(1)                                  Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)                                  Notional amounts outstanding at each period-end.

(3)                                  Estimated rate, reflective of forward LIBOR.

In accordance with the terms of our $2.725 billion senior secured credit facility, we were required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the $2.725 billion senior secured credit facility.  On October 27, 2005, we entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%.  The annual weighted-average interest rate of the four contracts is 4.71%.  On May 8, 2006, we entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. Under all of these contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The 90-day LIBOR rate relating to these contracts as of June 30, 2007 was 5.36% for both the $960 million swaps and the $300 million swaps.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in “Note 10: Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, we, along with PNG Acquisition Company Inc. (“Parent”) and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), have announced that we entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the “Merger Agreement”), that provides, among other things, for Merger Sub to be merged with and into us (the “Merger”), as a result of which we will continue as the surviving corporation and a wholly-owned subsidiary of Parent.  Parent is owned by certain funds managed by affiliates of Fortress Investment Group LLC and Centerbridge Partners, L.P.  Our business involves numerous risks, many of which are beyond our control.  The following is a description of certain additional risks related to the proposed Merger.  For additional information about factors that may affect our business, see the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

There are risks associated with the failure to complete the Merger.

A failure to complete the Merger could negatively impact our stock price and our future business results.

The approval process associated with the Merger and the workload related to the Merger are inherently time-consuming.

The Merger may divert management’s attention from our operations and the pursuit of other potentially beneficial business opportunities which could negatively impact our results of operations.

There are substantial transaction and Merger-related costs associated with the Merger.

We expect to incur a number of non-recurring transaction fees and other costs associated with completing the Merger.  These fees and costs will be substantial and could have an adverse impact on our results of operations. If the Merger is not completed, we will have to pay certain costs relating to the Merger, including, possibly, a termination fee of up to $200 million to Parent.

The fairness opinion we obtained from our financial advisor will not reflect changes in circumstances between signing the Merger Agreement and the completion of the Merger.

Changes in our operations and prospects, general market and economic conditions and other factors which may be beyond our control, and on which the fairness opinion was based, may alter our value or the prices of our common stock by the time the Merger is completed.  The fairness opinion is based on the information in existence on the date delivered and will not be updated as of the time the Merger is completed.  Because we currently do not anticipate asking Lazard Frères & Co. LLC to update their opinion, the opinion given at the time the Merger Agreement was signed does not address the fairness of the Merger consideration, from a financial point of view, at any time other than the time the Merger Agreement was signed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)         Our Annual Meeting of Shareholders was held on June 6, 2007.

(c)         Certain matters voted upon at the Meeting and the votes cast with respect to such matters are as follows:

(i)                    Election of Directors:

Name	Votes For	Votes Withheld
Robert P. Levy	55,305,443	26,938,319
Barbara Z. Shattuck	52,641,044	29,602,718

(ii)                 Approval of our Annual Incentive Plan and the performance goals thereunder:

Votes For	Votes Against	Abstention	Broker Non-Votes
79,271,668	2,891,117	80,977	—

(iii)              Approval of our 2007 Employees Long Term Incentive Compensation Plan:

Votes For	Votes Against	Abstention	Broker Non-Votes
33,507,867	39,948,868	86,162	8,700,865

(iv)             Approval of our 2007 Long Term Incentive Compensation Plan for Non-Employee Directors:

Votes For	Votes Against	Abstention	Broker Non-Votes
32,552,363	40,801,192	189,342	8,700,865

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of June 15, 2007, by and among Penn National Gaming, Inc., PNG Acquisition Company Inc. and PNG Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on June 15, 2007).

2.2

First Amendment to Asset Purchase Agreement, dated as of April 13, 2007, by and among Zia Partners, LLC, Zia Park LLC and Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on April 18, 2007).

2.3

Second Amendment to Asset Purchase Agreement, dated as of April 16, 2007, by and among Zia Partners, LLC, Zia Park LLC and Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s current report on Form 8-K filed on April 18, 2007).

10.1	Description of the Penn National Gaming, Inc. Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 12, 2007).

31.1*	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

August 9, 2007	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of June 15, 2007, by and among Penn National Gaming, Inc., PNG Acquisition Company Inc. and PNG Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on June 15, 2007).

2.2

First Amendment to Asset Purchase Agreement, dated as of April 13, 2007, by and among Zia Partners, LLC, Zia Park LLC and Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on April 18, 2007).

2.3

Second Amendment to Asset Purchase Agreement, dated as of April 16, 2007, by and among Zia Partners, LLC, Zia Park LLC and Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s current report on Form 8-K filed on April 18, 2007).

10.1	Description of the Penn National Gaming, Inc. Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 12, 2007).

31.1*	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*  Filed herewith