Form 10-Q
period 2007-09-30
PENN NATIONAL GAMING INC
filed 2007-11-08
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of November 1, 2007
Common Stock, par value $.01 per share	86,653,840 (includes 380,000 shares of restricted stock)

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

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$179,137	$168,515
Receivables, net of allowance for doubtful accounts of $3,301 and $3,698 at September 30, 2007 and December 31, 2006, respectively	50,651	53,829
Insurance receivable	—	100,000
Prepaid expenses and other current assets	58,405	57,432
Deferred income taxes	16,244	22,187
Total current assets	304,437	401,963

Property and equipment, net	1,554,410	1,365,871
Other assets
Investment in and advances to unconsolidated affiliate	15,935	16,138
Goodwill	2,010,727	1,869,444
Other intangible assets	776,189	726,126
Deferred financing costs, net of accumulated amortization of $24,870 and $16,438 at September 30, 2007 and December 31, 2006, respectively	48,954	57,386
Other assets	132,900	77,154
Total other assets	2,984,705	2,746,248
Total assets	$4,843,552	$4,514,082

Liabilities
Current liabilities
Current maturities of long-term debt	$89,187	$40,058
Accounts payable	34,074	37,928
Accrued expenses	108,940	130,877
Accrued interest	40,242	31,329
Accrued salaries and wages	63,569	60,164
Gaming, pari-mutuel, property, and other taxes	63,876	48,181
Income taxes payable	—	21,020
Insurance financing	21,255	19,336
Other current liabilities	31,253	26,778
Total current liabilities	452,396	415,671

Long-term liabilities
Long-term debt, net of current maturities	2,836,775	2,789,390
Deferred income taxes	384,537	387,615
Noncurrent tax liabilities	82,146	—
Other noncurrent liabilities	276	243
Total long-term liabilities	3,303,734	3,177,248

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, none issued and outstanding at September 30, 2007 and December 31, 2006)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 88,333,534 and 86,814,999 shares issued at September 30, 2007 and December 31, 2006, respectively)	884	868
Treasury stock (1,698,800 shares issued at September 30, 2007 and December 31, 2006)	(2,379)	(2,379)
Additional paid-in capital	309,398	251,943
Retained earnings	783,455	667,557
Accumulated other comprehensive (loss) income	(3,936)	3,174
Total shareholders’ equity	1,087,422	921,163
Total liabilities and shareholders’ equity	$4,843,552	$4,514,082

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues
Gaming	$574,717	$536,901	$1,694,091	$1,531,155
Management service fee	5,217	4,819	13,032	14,127
Food, beverage and other	82,418	72,273	239,082	204,460
Gross revenues	662,352	613,993	1,946,205	1,749,742
Less promotional allowances	(32,902)	(27,882)	(95,253)	(78,056)
Net revenues	629,450	586,111	1,850,952	1,671,686

Operating expenses
Gaming	296,919	277,747	878,296	787,970
Food, beverage and other	62,476	58,064	183,929	166,716
General and administrative	98,935	91,049	291,427	249,565
Depreciation and amortization	37,241	31,196	110,221	88,642
Total operating expenses	495,571	458,056	1,463,873	1,292,893
Income from continuing operations	133,879	128,055	387,079	378,793

Other income (expenses)
Interest expense	(50,203)	(49,732)	(149,852)	(145,927)
Interest income	1,020	882	3,185	2,652
(Loss) earnings from joint venture	(122)	(1,665)	243	(678)
Other	(2,637)	(593)	(8,341)	(519)
Loss on early extinguishment of debt	—	—	—	(10,022)
Total other expenses	(51,942)	(51,108)	(154,765)	(154,494)

Income from continuing operations before income taxes	81,937	76,947	232,314	224,299
Taxes on income	35,347	36,548	104,484	99,222
Net income from continuing operations	46,590	40,399	127,830	125,077

Gain on sale of discontinued operations, net of tax	—	114,661	—	114,661
Net income	$46,590	$155,060	$127,830	$239,738

Earnings per share - Basic
Income from continuing operations	$0.54	$0.48	$1.50	$1.49
Discontinued operations, net of tax	—	1.36	—	1.36
Basic earnings per share	$0.54	$1.84	$1.50	$2.85

Earnings per share - Diluted
Income from continuing operations	$0.52	$0.47	$1.45	$1.45
Discontinued operations, net of tax	—	1.32	—	1.32
Diluted earnings per share	$0.52	$1.79	$1.45	$2.77

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2005	85,064,886	$850	$(2,379)	$206,763	$340,469	$840	$546,543
Stock option activity, including tax benefit of $9,405	1,028,978	11	—	33,249	—	—	33,260	$—
Restricted stock	440,000	4	—	1,287	—	—	1,291	—
Change in fair value of interest rate swap contracts, net of income taxes of $1,041	—	—	—	—	—	1,823	1,823	1,823
Foreign currency translation adjustment	—	—	—	—	—	68	68	68
Net income	—	—	—	—	239,738	—	239,738	239,738
Balance, September 30, 2006	86,533,864	$865	$(2,379)	$241,299	$580,207	$2,731	$822,723	$241,629

Balance, December 31, 2006	86,814,999	$868	$(2,379)	$251,943	$667,557	$3,174	$921,163
Stock option activity, including tax benefit of $16,897	1,578,535	16	—	55,985	—	—	56,001	$—
Restricted stock	(60,000)	—	—	1,470	—	—	1,470	—
Change in fair value of interest rate swap contracts, net of income taxes of $4,324	—	—	—	—	—	(7,615)	(7,615)	(7,615)
Foreign currency translation adjustment	—	—	—	—	—	505	505	505
Cumulative effect of adoption of FIN 48	—	—	—	—	(11,932)	—	(11,932)	—
Net income	—	—	—	—	127,830	—	127,830	127,830
Balance, September 30, 2007	88,333,534	$884	$(2,379)	$309,398	$783,455	$(3,936)	$1,087,422	$120,720

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Nine Months Ended September 30,	2007	2006

Operating activities
Net income	$127,830	$239,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,221	88,642
Amortization of items charged to interest expense	9,777	8,551
Loss on sale of fixed assets	1,366	792
(Earnings) loss from joint venture	(243)	678
Loss relating to early extinguishment of debt	—	2,255
Deferred income taxes	11,928	(14,766)
Charge for stock compensation	19,184	15,235
Gain on sale of discontinued operations	—	(114,661)
Decrease (increase), net of businesses acquired
Accounts receivable	3,608	(11,225)
Insurance receivable	100,000	(22,809)
Prepaid expenses and other current assets	5,568	(23,440)
Other assets	(18,594)	19,158
(Decrease) increase, net of businesses acquired
Accounts payable	(27,325)	17,923
Accrued expenses	(21,484)	(9,511)
Accrued interest	1,009	(2,854)
Accrued salaries and wages	3,417	4,529
Gaming, pari-mutuel, property and other taxes	15,626	7,868
Income taxes payable	(4,356)	8,663
Noncurrent tax liabilities	4,096	—
Other liabilities	4,507	2,320
Operating cash flows from discontinued operations	—	12
Net cash provided by operating activities	346,135	217,098

Investing activities
Expenditures for property and equipment	(232,061)	(246,673)
Proceeds from sale of property and equipment	14,251	2,270
Acquisition of businesses and licenses, net of cash acquired	(253,078)	—
Net cash used in investing activities	(470,888)	(244,403)

Financing activities
Proceeds from exercise of options	21,390	9,911
Proceeds from issuance of long-term debt	327,000	167,383
Principal payments on long-term debt	(231,831)	(176,025)
Proceeds from insurance financing	25,978	29,432
Payments on insurance financing	(24,059)	(9,057)
Increase in deferred financing cost	—	(42)
Tax benefit from stock options exercised	16,897	9,405
Net cash provided by financing activities	135,375	31,007
Net increase in cash and cash equivalents	10,622	3,702
Cash and cash equivalents at beginning of year	168,515	132,620
Cash and cash equivalents at end of period	$179,137	$136,322

Supplemental disclosure
Interest expense paid	$147,732	$148,216
Income taxes paid	$85,475	$94,069

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2.                                      Merger Announcement

On June 15, 2007, the Company announced that it had entered into a merger agreement that would ultimately result in the Company’s shareholders receiving $67.00 per share. Specifically, the Company, PNG Acquisition Company Inc. (“Parent”) and PNG Merger Sub Inc., a wholly- owned subsidiary of Parent (“Merger Sub”), announced that they had entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the “Merger Agreement”), that provides, among other things, for Merger Sub to be merged with and into the Company (the “Merger”), as a result of which the Company will continue as the surviving corporation and a wholly-owned subsidiary of Parent. Parent is owned by certain funds (the “Funds”) managed by affiliates of Fortress Investment Group LLC (“Fortress”) and Centerbridge Partners, L.P. (“Centerbridge”).

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

On November 7, 2007, the Company announced that it has established a November 7, 2007 record date and a meeting date of December 12, 2007 for a special meeting at which its shareholders will be asked to consider and vote upon a proposal to approve and adopt the Merger Agreement.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Rooms	$4,164	$3,200	$11,402	$8,780
Food and beverage	26,037	22,950	76,955	62,186
Other	2,701	1,732	6,896	7,090
Total promotional allowances	$32,902	$27,882	$95,253	$78,056

The estimated cost of providing such complimentary services for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Rooms	$1,580	$1,341	$4,833	$3,656
Food and beverage	18,274	15,737	53,280	43,322
Other	1,462	939	3,833	4,552
Total cost of complimentary services	$21,316	$18,017	$61,946	$51,530

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share. Options to purchase 66,736 and 1,445,057 shares of common stock were outstanding during the three and nine months ended September 30, 2007, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive. Options to purchase 2,147,084 and 2,090,016 shares of common stock were outstanding during the three and nine months ended September 30, 2006, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Determination of shares:
Weighted-average common shares outstanding	85,931	84,385	85,336	84,124
Assumed conversion of dilutive stock options	2,882	2,195	2,803	2,381
Diluted weighted-average common shares outstanding	88,813	86,580	88,139	86,505

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

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 4.73 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994, and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Risk-free interest rate	4.24%	5.11%
Expected volatility	37.68%	43.29%
Dividend yield	—	—
Weighted-average expected life (years)	4.73	4.26
Forfeiture rate	4.00%	4.00%

4.                                      New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently determining the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115” (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company is currently determining the impact of SFAS 159 on its consolidated financial statements.

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at September 30, 2007.

A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2007	$56,960
Additions based on current year tax positions	2,038
Additions based on prior year tax positions	9,788
Currency translation adjustments	13,360
Balance at September 30, 2007	$82,146

Included in the liability for unrecognized tax benefits at September 30, 2007 were $36.7 million of tax positions that are indemnified by a third party. The receivable for this indemnification is included in other assets within the consolidated balance sheet at September 30, 2007.

Included in the liability for unrecognized tax benefits at September 30, 2007 were $13.4 million of currency translation adjustments for foreign currency tax positions.

Included in the liability for unrecognized tax benefits at September 30, 2007 were $24.7 million of tax positions that, if reversed, would affect the effective tax rate.

During the three and nine months ended September 30, 2007, as well as prior to January 1, 2007, the Company recognized interest and penalties accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of income.

During the three and nine months ended September 30, 2007, the Company recognized approximately $1.1 million and $2.6 million of interest and penalties, respectively. The Company has accrued approximately $39.2 million for the payment of interest and penalties at September 30, 2007. These accruals were included in noncurrent tax liabilities within the consolidated balance sheet at September 30, 2007.

As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 and 2006.  In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which we operate.

5.                                      Acquisitions

On April 16, 2007, pursuant to the Asset Purchase Agreement dated November 7, 2006 among Zia Partners, LLC (“Zia”), Zia Park LLC (the “Buyer”), a wholly-owned subsidiary of Penn, and (solely with respect to specified sections thereof which relate to the Company’s guarantee of the Buyer’s payment and performance) Penn, the Buyer completed the acquisition of the Black Gold Casino and Zia Park Racetrack and all related assets of Zia. Penn funded this purchase with additional borrowings under its existing $750 million revolving credit facility. The Company accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations”. As a result of the acquisition, the Company recorded goodwill of $143.7 million and other intangible assets of $4.6 million, both of which are subject to a final purchase price allocation. The results of operations of the Black Gold Casino and Zia Park Racetrack have been included in the Company’s consolidated financial statements since the acquisition date.

On July 5, 2007, the Company announced that it had entered into a definitive agreement to purchase the Sanford-Orlando Kennel Club in Longwood, Florida from Sanford-Orlando Kennel Club, Inc. and Collins & Collins. In connection with the purchase agreement, the Company also secured a right of first refusal with respect to a majority stake in the Sarasota Kennel Club in Sarasota, Florida from Jack G. Collins, Sr. and members of his family. The purchase price for the Sanford-Orlando Kennel Club contemplated additional consideration to be paid by the Company based upon certain future regulatory developments. Located on approximately 26 acres in Longwood, Florida, the Sanford-Orlando Kennel Club features year-round greyhound racing, a simulcast wagering facility, a clubhouse lounge and two dining areas.

On September 11, 2007, the Company announced that it had executed a definitive agreement to purchase Rosecroft Raceway in Fort Washington, Maryland from Cloverleaf Enterprises, Inc. Pursuant to regulatory approvals received on October 23, 2007, the transaction is expected to close on November 30, 2007. Rosecroft Raceway is a harness racing facility located on 130 acres that runs 88 days of live standardbred racing a year and features a simulcast wagering facility, a clubhouse lounge and a dining area overlooking the live action on the racetrack.

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

In June 2007, the Company renewed its first layer of property insurance coverage in the amount of $200 million. The $200 million coverage, which is effective from August 8, 2007 through December 31, 2010, is on an “all risk” basis, including, but not limited to, coverage for “named windstorms”, floods and earthquakes.  Also, the Company purchased an additional $400 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusions for “named windstorms,” floods and earthquakes. The additional $400 million coverage is effective from August 8, 2007 through June 1, 2008. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils. Both layers are subject to specific policy terms, conditions and exclusions.

7.                                      Property and Equipment

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Land and improvements	$183,487	$190,002
Building and improvements	992,905	868,577
Furniture, fixtures and equipment	482,206	420,809
Transportation equipment	2,975	2,392
Leasehold improvements	15,873	15,005
Construction in progress	292,837	187,531
Total property and equipment	1,970,283	1,684,316
Less accumulated depreciation and amortization	(415,873)	(318,445)
Property and equipment, net	$1,554,410	$1,365,871

Depreciation expense for property and equipment totaled $35.3 million and $104.6 million for the three and nine months ended September 30, 2007, respectively, as compared to $29.5 million and $83.7 million for the three and nine months ended September 30, 2006, respectively. Interest capitalized in connection with major construction projects was $3.7 million and $9.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $2.3 and $5.6 million for the three and nine months ended September 30, 2006, respectively.

8.                                      Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets had a gross carrying value of $2.8 billion and $2.6 billion at September 30, 2007 and December 31, 2006, respectively, and accumulated amortization of $25.1 million and $19.4 million at September 30, 2007 and December 31, 2006, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at September 30, 2007 and December 31, 2006:

	September 30,			December 31,
	2007			2006
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Goodwill	$2,010,727	$—	$2,010,727	$1,869,444	$—	$1,869,444
Gaming license and trademarks	751,966	—	751,966	700,434	—	700,434
Other intangible assets	49,316	25,093	24,223	45,126	19,434	25,692
Total	$2,812,009	$25,093	$2,786,916	$2,615,004	$19,434	$2,595,570

During the nine months ended September 30, 2007, goodwill increased by $141.3 million, primarily due to goodwill recorded as part of the completion of the Black Gold Casino and Zia Park Racetrack acquisition in April 2007, offset by deferred tax adjustments relating to litigation accruals. In addition, gaming license and trademarks increased by $51.5 million during the nine months ended September 30, 2007, due to the Black Gold Casino and Zia Park Racetrack acquisition and payment for the Category 1 slot machine license for the placement of slot machines at the Company’s planned Hollywood Casino at Penn National Race Course.

The Company’s intangible asset amortization expense was $1.9 million and $5.6 million for the three and nine months ended September 30, 2007, respectively, as compared to $1.7 million and $5.0 million for the three and nine months ended September 30, 2006, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at September 30, 2007 (in thousands):

2007 (3 months)	$1,949
2008	7,626
2009	6,626
2010	5,757
2011	2,080
Thereafter	185
Total	$24,223

9.                                      Long-term Debt

Long-term debt, net of current maturities, is as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)
Senior secured credit facility	$2,440,000	$2,343,875
$200 million 6 7/8% senior subordinated notes	200,000	200,000
$250 million 6 3/4% senior subordinated notes	250,000	250,000
Other long-term obligations	26,386	25,041
Capital leases	9,576	10,532
	2,925,962	2,829,448
Less current maturities of long-term debt	(89,187)	(40,058)
	$2,836,775	$2,789,390

The following is a schedule of future minimum repayments of long-term debt at September 30, 2007 (in thousands):

Within one year	$89,187
1-3 years	210,519
3-5 years	1,986,566
Over 5 years	639,690
Total minimum payments	$2,925,962

At September 30, 2007, the Company was contingently obligated under letters of credit issued pursuant to the $2.725 billion senior secured credit facility with face amounts aggregating $30.6 million.

Senior Secured Credit Facility

On October 3, 2005, the Company entered into a $2.725 billion senior secured credit facility to fund the Company’s acquisition of Argosy Gaming Company (“Argosy”), including payment for all of Argosy’s outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries, the payment of related transaction costs, and to provide additional working capital. The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $498 million was drawn at September 30, 2007), a $325 million Term Loan A facility and a $1.65 billion Term Loan B facility. The $2.725 billion senior secured credit facility also allows the Company to raise an additional $300 million in senior secured credit for project development and property expansion.

The $2.725 billion senior secured credit facility is secured by substantially all of the assets of the Company.

Interest Rate Swap Contracts

The Company has a policy designed to manage interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent that the Company employs such financial instruments pursuant to this policy, they are generally accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company’s exposure to market fluctuations throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Net settlements pursuant to the financial instrument are included as interest expense in the period.

In accordance with the terms of its $2.725 billion senior secured credit facility, the Company was required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the $2.725 billion senior secured credit facility. On October 25, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The effective date of the four contracts was October 27, 2005, and the annual weighted-average interest rate of the four contracts is 4.71%. On April 6, 2006, the Company entered into three interest rate swap contracts with terms of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The effective date of the three contracts was May 8, 2006, and the annual weighted-average interest rate of the three contracts is 5.26%. On September 5, 2007, the Company entered into two interest rate swap contracts with terms of nine months and notional amounts of $197 million and $181 million, for a total of $378 million, and fixed interest rates of 5.01%. The effective date of the $197 million contract was September 17, 2007, and the effective date of the $181 million contract was October 18, 2007. Under all of these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The applicable 90-day LIBOR rate as of September 30, 2007 for the $960 million swaps and the $300 million swaps was 5.36%. The applicable 90-day LIBOR rate as of September 30, 2007 relating to the $197 million swap was 5.69%. The applicable 90-day LIBOR rate as of October 18, 2007 relating to the $181 million swap was 5.21%.

Redemption of 8 7/8% Senior Subordinated Notes

In February 2006, the Company called for the redemption of its $175 million 8 7/8% senior subordinated notes. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest and was made on March 15, 2006. The Company recorded a $10.0 million loss on early extinguishment of debt during the nine months ended September 30, 2006 for the call premium and the write-off of the associated deferred financing fees. The Company funded the redemption of the notes from available cash and borrowings under its revolving credit facility.

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

At September 30, 2007, the Company was in compliance with all required covenants.

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

This amount is included in other assets within the consolidated balance sheets at September 30, 2007 and December 31, 2006. The parties are actively involved in discovery, and arbitration is currently scheduled for April 2008.

In conjunction with the Company’s acquisition of Argosy, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated over eight years ago related to the Baton Rouge property formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleges that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, seeks to prove that the gaming license was invalidly issued and seeks to recover lost gaming revenues that the plaintiff contends it could have earned if the gaming license had been properly issued to the plaintiff. On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorney fees, costs and interest. The Company has established an appropriate reserve and will bond the judgment pending its appeal. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights.

In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. The casinos began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. The accumulated funds will be returned to the casinos if they ultimately prevail in the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, the casinos will continue paying the 3% tax surcharge into the protest fund until a final order has been entered in the case. The State of Illinois has appealed the ruling to the Illinois Supreme Court. The Company anticipates the appeal will take several months before a final ruling is reached on this matter.

In August 2007, a complaint was filed on behalf of a putative class of public shareholders of the Company, and derivatively on behalf of the Company, in the Court of Common Pleas of Berks County, Pennsylvania (the “Complaint”). The Complaint names our Board of Directors as defendants and the Company as a nominal defendant. The Complaint alleges, among other things, that the Board of Directors breached their fiduciary duties by agreeing to the proposed transaction with Fortress and Centerbridge for inadequate consideration, that certain members of the Board of Directors have conflicts with regard to the Merger, and that the Company and its Board of Directors have failed to disclose certain material information with regard to the Merger. The Complaint seeks, among other things, a court order: determining that the action is properly maintained as a class action and a derivative action; enjoining the Company and its Board of Directors from consummating the proposed Merger; and awarding the payment of attorneys’ fees and expenses. The Company believes that the case is without merit.

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $8.0 million and $23.8 million for the three and nine months ended September 30, 2007, respectively, as compared to $7.9 million and $20.9 million for the three and nine months ended September 30, 2006, respectively.

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

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at September 30, 2007 are as follows (in thousands):

Within one year	$8,585
1-3 Years	12,223
3-5 Years	8,981
Over 5 years	30,563
Total	$60,352

Capital Expenditure Commitments

At September 30, 2007, the Company is contractually committed to spend approximately $181.8 million in capital expenditures for projects in progress.

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

On April 16, 2003, the Company’s Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”). On May 22, 2003, the Company’s shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permits the grant of options to purchase Common Stock and other market-based and performance-based awards. Up to 12,000,000 shares of Common Stock are available for awards under the 2003 Plan. The 2003 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options. Unless this plan is extended, no awards shall be granted or exchanges effected under this plan after May 31, 2013. At September 30, 2007 and December 31, 2006, there were 3,204,225 and 4,182,600 options available for future grants under the 2003 Plan, respectively.

Stock options that expire between January 2, 2008 and January 2, 2017 have been granted to officers, directors and employees to purchase Common Stock at prices ranging from $2.58 to $61.60 per share. All options were granted at the fair market value of the Common Stock on the date the options were granted.

The following table contains information on stock options issued under the plans for the nine months ended September 30, 2007 and 2006:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	7,733,814	$17.09	5.34	$122,844
Granted	1,746,500	33.24
Exercised	(1,028,978)	9.63
Canceled	(92,500)	21.57
Outstanding at September 30, 2006	8,358,836	$21.33	5.13	$145,835

Exercisable at September 30, 2006	2,954,836	$13.51	3.83	$74,681

Outstanding at December 31, 2006	8,110,601	$21.87	4.97	$160,225
Granted	1,447,750	42.08
Exercised	(1,578,535)	13.55
Canceled	(480,375)	28.36
Outstanding at September 30, 2007	7,499,441	$27.10	5.05	$239,164

Exercisable at September 30, 2007	3,222,791	$19.28	4.05	$127,965

Included in the above are common stock options that were issued in 2003 to the Company’s Chairman outside of the 1994 Plan and the 2003 Plan. These options were issued at $7.95 per share, and are exercisable through February 6, 2013. At September 30, 2007 and December 31, 2006, the number of these common stock options that were outstanding was 23,750. In addition, the Company issued 160,000 restricted stock awards in 2004, which fully vest in May 2009, and issued 280,000 restricted stock awards in 2006, which fully vest by 2011. The restricted stock grants in 2004 and 2006 were made pursuant to the 2003 Plan. Due to the departure of one of the Company’s senior executives, 60,000 of these awards were forfeited. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2007 was $22.77 and $16.03, respectively, as compared to $13.90 and $14.55 during the three and nine months ended September 30, 2006, respectively.

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $42.5 million and $63.6 million, respectively, as compared to $1.0 million and $28.7 million during the three and nine months ended September 30, 2006, respectively.

The following table summarizes information about stock options outstanding at September 30, 2007:

	Exercise Price Range			Total
	$ 2.58 to	$ 30.18 to	$ 42.43 to	$ 2.58 to
	$ 29.22	$ 41.62	$ 61.60	$ 61.60
Outstanding options
Number outstanding	4,364,874	3,053,567	81,000	7,499,441
Weighted-average remaining contractual life (years)	4.12	6.35	6.61	5.05
Weighted-average exercise price	$19.75	$37.00	$50.01	$27.10

Exercisable options
Number outstanding	2,796,874	425,917	—	3,222,791
Weighted-average exercise price	$17.15	$33.31	$—	$19.28

Compensation costs related to stock-based compensation for the three and nine months ended September 30, 2007 totaled $6.3 million pre-tax ($4.6 million after-tax) and $19.2 million pre-tax ($13.9 million after-tax), respectively, as compared to $4.8 million pre-tax ($4.2 million after-tax) and $15.2 million pre-tax ($11.0 million after-tax) for the three and nine months ended September 30, 2006, respectively. These are included within the consolidated statements of income under general and administrative expense.

At September 30, 2007 and December 31, 2006, the total compensation cost related to nonvested awards not yet recognized equaled $47.6 million and $45.2 million, respectively, including $41.8 million and $38.0 million for stock options, respectively, and $5.8 million and $7.2 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

12.                               Subsidiary Guarantors

Under the terms of the $2.725 billion senior secured credit facility, all of Penn’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets, excluding intercompany balances, of $33.3 million (approximately .7% of total assets at September 30, 2007). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn’s subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several, and Penn has no significant independent assets and no independent operations at, and for the three and nine months ended, September 30, 2007. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and nine months ended, September 30, 2007 and 2006, as Penn had no significant independent assets and no independent operations at, and for the three and nine months ended, September 30, 2007, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

Under the terms of the $200 million 6 7/8% senior subordinated notes, all of Penn’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets, excluding intercompany balances, of $22.2 million (approximately .5% of total assets at September 30, 2007). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn’s subsidiaries under the terms of the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three and nine months ended September 30, 2007. There are no significant restrictions within the $200 million 6 7/8% senior subordinated notes on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the $200 million 6 7/8% senior subordinated notes, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and nine months ended, September 30, 2007 and 2006, as Penn had no significant independent assets and no independent operations, and for the three and nine months ended, September 30, 2007, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

13.                               Discontinued Operations – Sale of The Downs Racing, Inc. and Subsidiaries

On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, the Company entered into the Amendment and Release with the MTGA pertaining to the Purchase Agreement, and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, the Company recorded, in accordance with GAAP, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $114.7 million (net of $84.3 million of income taxes) during the three and nine months ended September 30, 2006. In addition, the Company recorded the present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years, with the first payment to occur in November 2007.

14.                               Subsequent Event

On October 17, 2007, the Company announced that, following the approval by Florida’s Department of Business and Professional Regulation, it had completed its purchase of the Sanford-Orlando Kennel Club in Longwood, Florida from Sanford-Orlando Kennel Club, Inc. and Collins & Collins. “Note 5: Acquisitions” of this Quarterly Report on Form 10-Q provides further detail regarding the Sanford-Orlando Kennel Club acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and operator of gaming and pari-mutuel properties. We currently own or operate nineteen facilities in fifteen jurisdictions, including Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia and Ontario. We believe that our portfolio of assets provides us with a diversified cash flow from operations.

We have made significant acquisitions in the past five years, and expect to continue to pursue additional acquisition and development opportunities in the future. On March 3, 2003, we acquired Hollywood Casino Corporation, which significantly increased our revenues and cash flow. On February 12, 2004, we purchased Bangor Historic Track, Inc., in Bangor, Maine. On October 3, 2005, we completed our largest acquisition to date, acquiring Argosy Gaming Company (“Argosy”). In early November 2005, we opened a temporary gaming facility in Bangor, Maine. On July 5, 2004, Pennsylvania Governor Edward G. Rendell signed into law the Pennsylvania Race Horse Development and Gaming Act. We are developing a completely new gaming and racing facility at our Penn National Race Course in Grantville, Pennsylvania, which we expect to open with 2,000 slot machines during the first quarter of 2008 at an estimated cost of $310 million, inclusive of the $50 million gaming license fee, with the ability to add 1,000 machines as soon as demand warrants. We have a master plan to accommodate up to 5,000 gaming devices, based on demand. In late December 2006, the Pennsylvania Gaming Control Board (the “PGCB”) granted us a Category 1 slot machine license for the placement of slot machines at our planned Hollywood Casino at Penn National Race Course. On April 16, 2007, we completed the acquisition of the Black Gold Casino and Zia Park Racetrack, located in Hobbs, New Mexico. On September 11, 2007, we announced that we had executed a definitive agreement to purchase Rosecroft Raceway in Fort Washington, Maryland from Cloverleaf Enterprises, Inc. Pursuant to regulatory approvals received on October 23, 2007, the transaction is expected to close on November 30, 2007. On October 17, 2007, we announced that, following the approval by Florida’s Department of Business and Professional Regulation, we had completed our purchase of the Sanford-Orlando Kennel Club in Longwood, Florida from Sanford-Orlando Kennel Club, Inc. and Collins & Collins. In connection with the purchase agreement, we also secured a right of first refusal with respect to a majority stake in the Sarasota Kennel Club in Sarasota, Florida from Jack G. Collins, Sr. and members of his family.

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

Key performance indicators related to revenues are:

•                                          Gaming revenue indicators—slot handle (volume indicator), table game drop (volume indicator) and “win” or “hold” percentages. Our typical property slot win percentage is in the range of 6% to 10% of slot handle and our typical table game win percentage is in the range of 15% to 25% of table game drop; and

•                                          Racing revenue indicators—pari-mutuel wagering commissions (volume indicator) earned on wagering on our live races, wagering on import simulcasts at our racetracks and OTWs and through account wagering, and fees from wagering on export simulcasting of our races at out-of-state locations.

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

Executive Summary

Factors affecting our results for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, included revenue growth at several of our properties, the reopening of Hollywood Casino Bay St. Louis, the first full quarter contribution from Black Gold Casino and Zia Park Racetrack, and lower insurance costs. These increases were partially offset by decreases in gaming revenue at Empress Casino Hotel and Boomtown Biloxi due to competitive pressure, costs related to our support of local referenda in Kansas and West Virginia, and costs associated with our previously announced Merger with certain funds managed by affiliates of Fortress and Centerbridge.

Recent Highlights:

•                  Net revenues increased $43.3 million, or 7.4%, for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily due to revenue growth at several of our properties, including the Charles Town Entertainment Complex, Argosy Casino Lawrenceburg, Argosy Casino Riverside, and Hollywood Casino Aurora, a contribution from Hollywood Casino Bay St. Louis, which was closed from August 28, 2005 until August 31, 2006 due to hurricane damage, and the first full quarter contribution from Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, all of which was partially offset by decreases at Empress Casino Hotel and Boomtown Biloxi due to competitive pressure.

•                  Income from continuing operations increased by $5.8 million, or 4.5%, for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.

•                  On November 7, 2007, we announced that we have established a November 7, 2007 record date and a meeting date of December 12, 2007 for a special meeting at which our shareholders will be asked to consider and vote upon a proposal to approve and adopt the Merger Agreement.

•                  On October 17, 2007, we announced that, following the approval by Florida’s Department of Business and Professional Regulation, we had completed our purchase of the Sanford-Orlando Kennel Club in Longwood, Florida from Sanford-Orlando Kennel Club, Inc. and Collins & Collins. In connection with the purchase agreement, we also secured a right of first refusal with respect to a majority stake in the Sarasota Kennel Club in Sarasota, Florida from Jack G. Collins, Sr. and members of his family. We had originally announced our entry into a definitive agreement to purchase the Sanford-Orlando Kennel Club on July 5, 2007. The purchase price for the Sanford-Orlando Kennel Club contemplated additional consideration to be paid by us based upon certain future regulatory developments. Located on approximately 26 acres in Longwood, Florida, the Sanford-Orlando Kennel Club features year-round greyhound racing, a simulcast wagering facility, a clubhouse lounge and two dining areas.

•                  On September 11, 2007, we announced that we had executed a definitive agreement to purchase Rosecroft Raceway in Fort Washington, Maryland from Cloverleaf Enterprises, Inc. Pursuant to regulatory approvals received on October 23, 2007, the transaction is expected to close on November 30, 2007. Rosecroft Raceway is a harness racing facility located on 130 acres that runs 88 days of live standardbred racing a year and features a simulcast wagering facility, a clubhouse lounge and a dining area overlooking the live action on the racetrack.

•                  On August 30, 2007, we filed a license application with the Kansas Lottery Commission to be considered as a Lottery Gaming Facility Manager at a destination casino resort in Cherokee County, which is budgeted at $295 million. Cherokee County is within the Southeast Gaming Zone, one of four areas of the state where casino gaming is authorized under the new Kansas Expanded Lottery Act. We previously earned an exclusive endorsement from the Cherokee County Commissioners and executed a pre-development agreement with our host community. On August 23, 2007 an action was filed by the Kansas Attorney General testing the constitutionality of the Kansas Expanded Lottery Act.   The challenge is based on the prohibition in the Kansas constitution of all lotteries except those owned by the State of Kansas.

Other Developments:

•                  In June 2007, we renewed our first layer of property insurance coverage in the amount of $200 million. The $200 million coverage, which is effective from August 8, 2007 through December 31, 2010, is on an “all risk” basis, including, but not limited to, coverage for “named windstorms”, floods and earthquakes.  Also, we purchased an additional $400 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusions for “named windstorms,” floods and earthquakes. The additional $400 million coverage is effective from August 8, 2007 through June 1, 2008. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils. Both layers are subject to specific policy terms, conditions and exclusions. The premium for this coverage was $1.3 million lower during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The premium for the new property insurance coverage is expected to be $8.2 million less, from August 8, 2007 until August 7, 2008, than it was from August 8, 2006 until August 7, 2007.

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

•                  On January 22, 2007, we completed a claim settlement agreement (the “Claim Settlement Agreement”) with Allianz Global Risks US Insurance Company, Arch Insurance Company, Everest Reinsurance (Bermuda) Ltd., Princeton Excess and Surplus Lines Insurance Company, U.S. Fire Insurance Company, XL Insurance Company Ltd., HCC International Insurance Co. PLC (Houston Casualty) and certain underwriters at Lloyd’s (together, the “Insurers”) with respect to the business interruption and property damage claims under our all-risk property insurance program resulting from Hurricane Katrina’s impact on our Hollywood Casino Bay St. Louis and Boomtown Biloxi properties (the “Hurricane Katrina Claims”).  Pursuant to the Claim Settlement Agreement, which had an effective date of December 31, 2006, the Insurers paid us an aggregate of $100 million in January 2007, which was in addition to the $125 million in reimbursements that we previously received from the

Insurers in connection with the Hurricane Katrina Claims, and both we and the Insurers agreed to release each other from, and covenanted not to sue each other regarding, any other claims arising from the Hurricane Katrina catastrophe.

•                  In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. We began paying this tax surcharge during the three months ended June 30, 2006, and have subsequently expensed approximately $21.1 million in incremental tax, including $3.8 million in the three months ended September 30, 2007. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. The State of Illinois agreed to the entry of an order that established a protest fund for all of the tax surcharge payments and enjoined the Treasurer from making any payments out of that fund pending the final outcome of the litigation. The accumulated funds, including interest accrued during the pendency of the lawsuit, will be returned to the casinos if they ultimately prevail in the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, the casinos will continue paying the 3% tax surcharge into the protest fund until a final order has been entered in the case. The State of Illinois has appealed the ruling to the Illinois Supreme Court. We anticipate that the appeal will take several months before a final ruling is reached on this matter.

•                  We opened Argosy Casino Riverside’s Mediterranean-themed, nine-story, 258-room hotel and spa to the public in April 2007, as well as our latest expansion at the Charles Town Entertainment Complex. We are continuing to build and develop several of our properties, including the Charles Town Entertainment Complex, Argosy Casino Lawrenceburg, Hollywood Casino at Penn National Race Course and the permanent Hollywood Slots at Bangor, which will be called the Hollywood Slots Hotel and Raceway. All of our development and expansion projects remain on track with our previously disclosed timetables and budgets, except for the gaming floor space expansion at the Charles Town Entertainment Complex, which was postponed following the June 9, 2007 vote in West Virginia. Additional information regarding our capital projects is discussed in detail in the section entitled “Liquidity and Capital Resources – Capital Expenditures” below.

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

Long-lived assets

At September 30, 2007, we had a net property and equipment balance of $1,554.4 million within the consolidated balance sheet, representing 32% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

At September 30, 2007, we had $2,010.7 million in goodwill and $776.2 million in other intangible assets within the consolidated balance sheet, representing 42% and 16% of total assets, respectively, resulting from our acquisition of other businesses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions and projections for future operations. Goodwill is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we consider our gaming license and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license and trademark intangible assets exceed their fair value, an impairment loss is recognized. The annual evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

Income taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

As a result of the implementation of FIN 48, we recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at September 30, 2007.

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

•                  The actions of government bodies can affect our operations in a variety of ways. For instance, the continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. In addition, government bodies may restrict, prevent or negatively impact operations in the jurisdictions in which we do business (such as through the smoking ban in Illinois that was signed in July 2007 and becomes effective on January 1, 2008).

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Maryland, Kansas and Ohio) and potential competitive threats to business at our existing properties (such as Kansas, Maryland, Ohio, and Kentucky). The timing and occurrence of these events remain uncertain. We also face uncertainty regarding potential gaming expansion by one of our competitors in Baton Rouge, Louisiana. Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

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

The results of continuing operations for the three and nine months ended September 30, 2007 and 2006 are summarized below:

Three Months Ended September 30,	2007	2006
	(in thousands)
Revenues:
Gaming	$574,717	$536,901
Management service fee	5,217	4,819
Food, beverage and other	82,418	72,273
Gross revenues	662,352	613,993
Less promotional allowances	(32,902)	(27,882)
Net revenues	629,450	586,111
Operating expenses:
Gaming	296,919	277,747
Food, beverage and other	62,476	58,064
General and administrative	98,935	91,049
Depreciation and amortization	37,241	31,196
Total operating expenses	495,571	458,056
Income from continuing operations	$133,879	$128,055

Nine Months Ended September 30,	2007	2006
	(in thousands)
Revenues:
Gaming	$1,694,091	$1,531,155
Management service fee	13,032	14,127
Food, beverage and other	239,082	204,460
Gross revenues	1,946,205	1,749,742
Less promotional allowances	(95,253)	(78,056)
Net revenues	1,850,952	1,671,686
Operating expenses:
Gaming	878,296	787,970
Food, beverage and other	183,929	166,716
General and administrative	291,427	249,565
Depreciation and amortization	110,221	88,642
Total operating expenses	1,463,873	1,292,893
Income from continuing operations	$387,079	$378,793

The results of continuing operations by property for the three and nine months ended September 30, 2007 and 2006 are summarized below:

	Net Revenues		Income (loss) from Continuing Operations
Three Months Ended September 30,	2007	2006	2007	2006
	(in thousands)
Charles Town Entertainment Complex	$133,376	$126,973	$34,229	$31,917
Argosy Casino Lawrenceburg	121,777	120,206	37,070	35,599
Hollywood Casino Aurora	63,755	61,781	19,330	16,680
Empress Casino Hotel	55,926	59,852	8,100	10,768
Argosy Casino Riverside	44,999	37,999	11,050	8,451
Hollywood Casino Baton Rouge	34,201	33,333	11,695	11,564
Argosy Casino Alton	30,050	29,090	9,559	5,573
Hollywood Casino Tunica	26,380	27,089	5,429	4,785
Hollywood Casino Bay St. Louis	24,545	10,767	1,407	2,163
Argosy Casino Sioux City	13,504	13,319	3,285	3,133
Boomtown Biloxi	20,861	27,927	2,417	10,959
Hollywood Slots at Bangor	12,674	11,187	2,870	2,130
Bullwhackers	7,886	6,903	245	350
Zia Park (1)	20,367	—	6,096	—
Casino Rama management service contract	5,217	4,819	4,811	4,466
Pennsylvania Racing Operations	11,815	12,691	(1,419)	439
Raceway Park	2,117	2,175	(415)	(190)
Corporate overhead	—	—	(21,880)	(20,732)
Total	$629,450	$586,111	$133,879	$128,055

	Net Revenues		Income (loss) from Continuing Operations
Nine Months Ended September 30,	2007	2006	2007	2006
	(in thousands)
Charles Town Entertainment Complex	$382,112	$366,343	$96,247	$92,301
Argosy Casino Lawrenceburg	364,871	355,363	111,033	105,469
Hollywood Casino Aurora	192,307	184,234	56,071	53,924
Empress Casino Hotel	174,032	179,904	29,784	38,645
Argosy Casino Riverside	129,831	114,601	31,445	28,371
Hollywood Casino Baton Rouge	103,123	111,900	36,446	43,136
Argosy Casino Alton	91,279	86,814	22,853	16,478
Hollywood Casino Tunica	79,351	82,146	14,796	15,814
Hollywood Casino Bay St. Louis	73,495	10,767	4,670	1,789
Argosy Casino Sioux City	41,456	40,566	10,363	10,121
Boomtown Biloxi	67,599	28,937	12,545	11,221
Hollywood Slots at Bangor	35,635	30,001	7,484	5,260
Bullwhackers	22,500	20,525	829	842
Zia Park (1)	37,280	—	11,556	—
Casino Rama management service contract	13,032	14,127	11,983	13,098
Pennsylvania Racing Operations	37,199	38,851	(3,891)	1,288
Raceway Park	5,850	6,607	(936)	(369)
Corporate overhead	—	—	(66,199)	(58,595)
Total	$1,850,952	$1,671,686	$387,079	$378,793

(1)  Reflects results since the April 16, 2007 acquisition effective date.

Revenues

Revenues for the three and nine months ended September 30, 2007 and 2006 are as follows:

				Percentage
Three Months Ended September 30,	2007	2006	Variance	Variance
	(in thousands)
Gaming	$574,717	$536,901	$37,816	7.0%
Management service fee	5,217	4,819	398	8.3%
Food, beverage and other	82,418	72,273	10,145	14.0%
Gross revenue	662,352	613,993	48,359	7.9%
Less promotional allowances	(32,902)	(27,882)	(5,020)	(18.0)%
Net revenues	$629,450	$586,111	$43,339	7.4%

				Percentage
Nine Months Ended September 30,	2007	2006	Variance	Variance
	(in thousands)
Gaming	$1,694,091	$1,531,155	$162,936	10.6%
Management service fee	13,032	14,127	(1,095)	(7.8)%
Food, beverage and other	239,082	204,460	34,622	16.9%
Gross revenue	1,946,205	1,749,742	196,463	11.2%
Less promotional allowances	(95,253)	(78,056)	(17,197)	(22.0)%
Net revenues	$1,850,952	$1,671,686	$179,266	10.7%

Gaming revenue

Gaming revenue increased by $37.8 million, or 7.0%, and $162.9 million, or 10.6%, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to revenue growth at several of our properties, including the Charles Town Entertainment Complex, Argosy Casino Lawrenceburg, Argosy Casino Riverside, and Hollywood Casino Aurora, the reopening of Hollywood Casino Bay St. Louis, and the first full quarter contribution from Black Gold Casino and Zia Park Racetrack. The increase in gaming revenue for the three months ended September 30, 2007 was partially offset by decreases in gaming revenue at Empress Casino Hotel and Boomtown Biloxi. The increase in gaming revenue for the nine months ended September 30, 2007 was also due to the reopening of Boomtown Biloxi and continued growth at the Hollywood Slots at Bangor, offset by a decrease in gaming revenue at Empress Casino Hotel and Hollywood Casino Baton Rouge.

Gaming revenue at the Charles Town Entertainment Complex increased by $6.0 million and $14.4 million for the three and nine months ended September 30, 2007, respectively, primarily due to an increase in gaming play as a result of slot expansion and an aggressive advertising and promotional campaign.

Gaming revenue at Argosy Casino Lawrenceburg increased by $1.6 million and $9.2 million for the three and nine months ended September 30, 2007, respectively. The increases were primarily due to increases in slot and poker room revenues and decreases in sales incentives and point loyalty programs, all of which were partially offset by a decrease in table game revenue. Slot revenue benefited from the expansion of highly popular low denomination video slot machines, which generate a higher win per unit and hold percentages than other slot machines. The increase in gaming revenue for the nine months ended September 30, 2007 was also due to an increase in poker revenue, as the poker room was not in operation in the first quarter of 2006.

Gaming revenue at Argosy Casino Riverside increased by $5.2 million and $12.1 million for the three and nine months ended September 30, 2007, respectively, primarily due to successful marketing promotions and increased traffic on the property due to the new hotel that opened in April 2007.

Gaming revenue at Hollywood Casino Aurora increased by $2.0 million and $7.9 million for the three and nine months ended September 30, 2007, respectively. The increases were primarily due to increases in slot and table game revenues resulting from the continued refinement of marketing programs and the incentives offered to existing customers, as well as increases in slot hold. The increase in gaming revenue for the three months ended September 30, 2007 was partially offset by a decrease in slot handle, which we believe to be due to higher summer gas prices and the weakened credit market. The increase in gaming revenue for the nine months ended September 30, 2007 was also due to increases in slot handle and poker revenue. For both the three and nine months ended September 30, 2007, slot revenue benefited from the expansion of highly popular low denomination video slot machines, which generate a higher win per unit and hold percentages than other slot machines.

Gaming revenue at Hollywood Casino Bay St. Louis increased by $11.9 million and $55.7 million for the three and nine months ended September 30, 2007, respectively, as the property was closed from August 28, 2005 until August 31, 2006 due to hurricane damage.

Gaming revenue at Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, was $18.8 million and $34.7 million for the three and nine months ended September 30, 2007, respectively.

Gaming revenue at Empress Casino Hotel decreased by $4.0 million and $5.7 million for the three and nine months ended September 30, 2007, respectively, due to competitive pressure.

Gaming revenue at Boomtown Biloxi decreased by $7.0 million for the three months ended September 30, 2007, due to competitive pressure and the ongoing post-hurricane market stabilization. Gaming revenue at Boomtown Biloxi increased by $35.7 million for the nine months ended September 30, 2007, as the property was closed from August 28, 2005 until June 29, 2006 due to hurricane damage.

Gaming revenue at Hollywood Slots at Bangor increased by $5.5 million for the nine months ended September 30, 2007, due to continued growth in the Bangor market.

Gaming revenue at Hollywood Casino Baton Rouge decreased by $9.0 million for the nine months ended September 30, 2007 due to ongoing post-hurricane market stabilization.

Food, beverage and other revenue

Food, beverage and other revenue increased by $10.1 million, or 14.0%, and $34.6 million, or 16.9%, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to the reopening of Hollywood Casino Bay St. Louis, the opening of the Argosy Casino Riverside hotel, and the first full quarter contribution from Black Gold Casino and Zia Park Racetrack. The increase in food, beverage and other revenue for the nine months ended September 30, 2007 was also due to the reopening of Boomtown Biloxi.

Food, beverage and other revenue at Hollywood Casino Bay St. Louis increased by $5.2 million and $18.0 million for the three and nine months ended September 30, 2007, respectively, as the property was closed from August 28, 2005 until August 31, 2006 due to hurricane damage.

Food, beverage and other revenue at Argosy Casino Riverside increased by $2.6 million and $4.8 million for the three and nine months ended September 30, 2007, respectively, primarily due to the opening of its hotel to the public in April 2007.

Food, beverage and other revenue at Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, was $1.7 million and $2.8 million for the three and nine months ended September 30, 2007, respectively.

Food, beverage and other revenue at Boomtown Biloxi increased by $6.7 million for the nine months ended September 30, 2007, as the property was closed from August 28, 2005 until June 29, 2006 due to hurricane damage.

Promotional allowances

Promotional allowances increased by $5.0 million, or 18.0%, and $17.2 million, or 22.0%, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, as well as the opening of the Argosy Casino Riverside hotel.

Promotional allowances at Hollywood Casino Bay St. Louis increased by $3.3 million and $11.1 million for the three and nine months ended September 30, 2007, respectively, as the property was closed from August 28, 2005 until August 31, 2006 due to hurricane damage.

Promotional allowances at Boomtown Biloxi increased by $0.2 million and $3.6 million for the three and nine months ended September 30, 2007, respectively, as the property was closed from August 28, 2005 until June 29, 2006 due to hurricane damage.

Promotional allowances at Argosy Casino Riverside increased by $0.7 million and $1.7 million for the three and nine months ended September 30, 2007, respectively, primarily due to the opening of its hotel to the public in April 2007 and gaming revenue growth.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

				Percentage
Three Months Ended September 30,	2007	2006	Variance	Variance

Gaming	$296,919	$277,747	$19,172	6.9%
Food, beverage and other	62,476	58,064	4,412	7.6%
General and administrative	98,935	91,049	7,886	8.7%
Depreciation and amortization	37,241	31,196	6,045	19.4%
Total operating expenses	$495,571	$458,056	$37,515	8.2%

				Percentage
Nine Months Ended September 30,	2007	2006	Variance	Variance

Gaming	$878,296	$787,970	$90,326	11.5%
Food, beverage and other	183,929	166,716	17,213	10.3%
General and administrative	291,427	249,565	41,862	16.8%
Depreciation and amortization	110,221	88,642	21,579	24.3%
Total operating expenses	$1,463,873	$1,292,893	$170,980	13.2%

Gaming expense

Gaming expense increased by $19.2 million, or 6.9%, and $90.3 million, or 11.5%, for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, primarily due to the reopening of Hollywood Casino Bay St. Louis, the first full quarter contribution from Black Gold Casino and Zia Park Racetrack, and increased gaming taxes and other gaming expenses at several of our properties. The increase in gaming expense for the three months ended September 30, 2007 was partially offset by decreases in gaming expense at Empress Casino Hotel and Argosy Casino Alton. The increase in gaming expense for the nine months ended September 30, 2007 was also due to the reopening of Boomtown Biloxi, offset by a decrease in gaming expense at Argosy Casino Alton.

Gaming expense at Hollywood Casino Bay St. Louis increased by $7.6 million and $31.5 million for the three and nine months ended September 30, 2007, respectively, as the property was closed from August 28, 2005 until August 31, 2006 due to hurricane damage.

Gaming expense at Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, was $10.3 million and $18.9 million, respectively, for the three and nine months ended September 30, 2007.

Gaming expense at the Charles Town Entertainment Complex increased by $3.9 million and $8.8 million for the three and nine months ended September 30, 2007, respectively, due to increased gaming taxes and purses resulting from higher gaming revenue.

Gaming expense at Argosy Casino Riverside increased by $1.8 million and $4.0 million for the three and nine months ended September 30, 2007, respectively, due to an increase in gaming taxes resulting from higher gaming revenue.

Gaming expense at Empress Casino Hotel decreased by $2.3 million for the three months ended September 30, 2007, primarily due to decreases in marketing expenses and gaming taxes. Gaming expense at Empress Casino Hotel increased by $1.2 million for the nine months ended September 30, 2007, primarily due to payment of the 3% Illinois tax surcharge, which began in May 2006, and an adjustment in the gaming tax effective rate, offset by decreases in marketing and general expenses.

Gaming expense at Hollywood Casino Aurora increased by $4.7 million for the nine months ended September 30, 2007, due to payment of the 3% Illinois tax surcharge, which began in May 2006.

Gaming expense at Argosy Casino Lawrenceburg increased by $2.7 million for the nine months ended September 30, 2007, due to an increase in gaming taxes associated with the increase in gaming revenue.

Gaming expense at Hollywood Slots at Bangor increased by $2.9 million for the nine months ended September 30, 2007, due to an increase in gaming taxes associated with growth in gaming revenue.

Gaming expense at Argosy Casino Alton decreased by $3.2 million and $2.5 million for the three and nine months ended September 30, 2007, respectively, due to the expiration of the Illinois “hold harmless” tax minimum guarantee on July 1, 2007.

Gaming expense at Boomtown Biloxi increased by $14.6 million for the nine months ended September 30, 2007, as the property was closed from August 28, 2005 until June 29, 2006 due to hurricane damage.

Food, beverage and other expense

Food, beverage and other expense increased by $4.4 million, or 7.6%, and $17.2 million, or 10.3%, for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, primarily due to the reopening of Hollywood Casino Bay St. Louis, the opening of the Argosy Casino Riverside hotel, our purchase and opening of a gas station/convenience store near our Bullwhackers facility, and the first full quarter contribution from Black Gold Casino and Zia Park Racetrack. The increase in food, beverage and other expense for the nine months ended September 30, 2007 was also due to the reopening of Boomtown Biloxi.

Food, beverage and other expense at Hollywood Casino Bay St. Louis increased by $1.2 million and $5.0 million for the three and nine months ended September 30, 2007, respectively, as the property was closed from August 28, 2005 until August 31, 2006 due to hurricane damage.

Food, beverage and other expense at Argosy Casino Riverside increased by $1.8 million and $4.3 million for the three and nine months ended September 30, 2007, respectively, primarily due to the opening of its hotel to the public in April 2007.

Food, beverage and other expense at Bullwhackers increased by $0.8 million and $2.4 million for the three and nine months ended September 30, 2007, respectively, primarily due to our purchase and opening of a gas station/convenience store near our Bullwhackers facility during the third quarter of 2006.

Food, beverage and other expense at Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, was $0.9 million and $1.2 million for the three and nine months ended September 30, 2007, respectively.

Food, beverage and other expense at Boomtown Biloxi increased by $3.5 million for the nine months ended September 30, 2007, as the property was closed from August 28, 2005 until June 29, 2006 due to hurricane damage.

General and administrative expense

General and administrative expense increased by $7.9 million, or 8.7%, and $41.9 million, or 16.8%, for the three and nine months ended September 30, 2007, as compared to the same periods in 2006. General and administrative expense at the properties includes expenses such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit.

General and administrative expense at Hollywood Casino Bay St. Louis increased by $3.6 million and $15.1 million for the three and nine months ended September 30, 2007, respectively, as the property was closed from August 28, 2005 until August 31, 2006 due to hurricane damage.

General and administrative expense at Boomtown Biloxi increased by $1.1 million and $12.8 million for the three and nine months ended September 30, 2007, respectively, as the property was closed from August 28, 2005 until June 29, 2006 due to hurricane damage.

General and administrative expense at Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, was $1.8 million and $3.3 million for the three and nine months ended September 30, 2007.

Corporate overhead expense increased by $7.8 for the nine months ended September 30, 2007, primarily due to lobbying costs incurred in support of local referenda in Kansas and West Virginia, as well as the costs incurred relating to the grant of equity-based compensation awards as required under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” having increased by $3.9 million, as additional equity-based compensation awards were granted during 2007. We grant a substantial portion of our equity-based compensation awards during the first three months of the year.

Depreciation and amortization expense

Depreciation and amortization expense increased by $6.0 million, or 19.4%, and $21.6 million, or 24.3%, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to incremental depreciation at the Charles Town Entertainment Complex, the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, the opening of the Argosy Casino Riverside hotel, and the first full quarter contribution from Black Gold Casino and Zia Park Racetrack.

Depreciation and amortization expense at the Charles Town Entertainment Complex increased by $0.4 million and $3.4 million for the three and nine months ended September 30, 2007, respectively, due to incremental depreciation for assets placed into service subsequent to the same periods in 2006, including expanded gaming space, a 378-seat buffet and a new parking garage, which were completed in mid-2006.

Depreciation and amortization expense at Hollywood Casino Bay St. Louis increased by $2.2 million and $8.3 million for the three and nine months ended September 30, 2007, respectively, as the property was closed from August 28, 2005 until August 31, 2006 due to hurricane damage.

Depreciation and amortization expense at Boomtown Biloxi increased by $1.1 million and $6.4 million for the three and nine months ended September 30, 2007, respectively, as the property was closed from August 28, 2005 until June 29, 2006 due to hurricane damage.

Depreciation and amortization expense at Argosy Casino Riverside increased by $0.9 million and $2.1 million for the three and nine months ended September 30, 2007, respectively, primarily due to the opening of its hotel to the public in April 2007.

Depreciation and amortization expense at Black Gold Casino and Zia Park Racetrack, which we acquired in mid-April 2007, was $1.2 million and $2.3 million for the three and nine months ended September 30, 2007, respectively.

Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

				Percentage
Three Months Ended September 30,	2007	2006	Variance	Variance

Interest expense	$(50,203)	$(49,732)	$(471)	(0.9)%
Interest income	1,020	882	138	15.6%
Earnings (loss) from joint venture	(122)	(1,665)	1,543	92.7%
Other	(2,637)	(593)	(2,044)	(344.7)%
Total other expenses	$(51,942)	$(51,108)	$(834)	(1.6)%

				Percentage
Nine Months Ended September 30,	2007	2006	Variance	Variance

Interest expense	$(149,852)	$(145,927)	$(3,925)	(2.7)%
Interest income	3,185	2,652	533	20.1%
Earnings from joint venture	243	(678)	921	135.8%
Other	(8,341)	(519)	(7,822)	(1,507.1)%
Loss on early extinguishment of debt	—	(10,022)	10,022	100.0%
Total other expenses	$(154,765)	$(154,494)	$(271)	(0.2)%

Interest expense

Interest expense increased by $3.9 million, or 2.7%, for the nine months ended September 30, 2007, as compared to the same period in 2006, primarily due to incremental interest related to additional borrowings under our revolving credit facility, the Mohegan Tribal Gaming Authority (“MTGA”) long-term obligation entered into in August 2006, and our insurance financing, all of which were partially offset by an increase in capitalized interest.

Other

Other increased by $2.0 million and $7.8 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to after-tax Merger-related costs and non-cash pre-tax currency translation losses that were recorded during the three and nine months ended September 30, 2007.

Loss on early extinguishment of debt

We recorded a $10.0 million loss on early extinguishment of debt during the nine months ended September 30, 2006, as a result of the redemption of $175 million in aggregate principal amount of our outstanding 8 7/8% senior subordinated notes due March 15, 2010. As a result of the redemption, we recorded a loss on early extinguishment of debt of $10.0 million for the call premium and the write-off of the associated deferred financing fees.

Taxes

Our effective tax rate decreased to 43.1% for the three months ended September 30, 2007, as compared to 47.5% for the same period in 2006, as the prior year rate included the impact of a discrete item for estimated state tax rates. The increase in our effective tax rate to 45.0% for the nine months ended September 30, 2007, as compared to 44.2% for the same period in 2006, reflects the non-deductibility of permanent differences and our adoption of FIN 48 on January 1, 2007.

Discontinued operations

On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, we entered into the Second Amendment to the Purchase Agreement and Release of Claims (“Amendment and Release”) with the MTGA pertaining to the

October 14, 2004 Purchase Agreement (the “Purchase Agreement”), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against us under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, we recorded, in accordance with United States generally accepted accounting principles, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $114.7 million (net of $84.3 million of income taxes) during the three and nine months ended September 30, 2006. In addition, we recorded the present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years, with the first payment to occur in November 2007.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $346.1 million and $217.1 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash provided by operating activities for the nine months ended September 30, 2007 included net income of $127.8 million, non-cash reconciling items, such as depreciation, amortization, and the charge for stock compensation of $152.2 million, and net changes in current asset and liability accounts of $66.1 million, including proceeds of $100.0 million relating to the collection of insurance receivables.

Net cash used in investing activities totaled $470.9 million and $244.4 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash used in investing activities for the nine months ended September 30, 2007 included expenditures for property and equipment totaling $232.1 million and acquisition of businesses and licenses, such as the Pennsylvania gaming license and Black Gold Casino and Zia Park Racetrack acquisition, totaling $253.1 million, both of which were partially offset by proceeds from the sale of property and equipment totaling $14.3 million.

Net cash provided by financing activities totaled $135.4 million and $31.0 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash provided by financing activities for the nine months ended September 30, 2007 included proceeds from the exercise of stock options totaling $21.4 million, proceeds from the issuance of long-term debt of $327.0 million, proceeds from insurance financing of $26.0 million and the tax benefit from stock options exercised totaling $16.9 million, all of which were partially offset by principal payments on long-term debt totaling $231.8 million and $24.1 million in payments on insurance financing.

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

The following table summarizes our capital project expenditures by property for the fiscal year ending December 31, 2007, and actual expenditures for the nine months ended September 30, 2007, other than capital maintenance expenditures and Hurricane Katrina-related capital project expenditures at Boomtown Biloxi and Hollywood Casino Bay St. Louis:

Property	Expected for Year Ending December 31, 2007	Expenditures Through September 30, 2007	Balance to Expend in 2007
	(in millions)
Charles Town Entertainment Complex	$36.2	$28.0	$8.2
Hollywood Casino at Penn National Race Course	166.1	91.1	75.0
Hollywood Slots at Bangor	61.2	25.5	35.7
Argosy Casino Riverside	10.0	9.3	0.7
Argosy Casino Lawrenceburg	42.1	29.4	12.7
Other	10.8	5.4	5.4
Total	$326.4	$188.7	$137.7

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

At the Hollywood Slots at Bangor, we are building a permanent facility, which will include a 1,500 slot facility (1,000 slot machines at opening), a 152-room hotel, a 1,500 space parking garage and several restaurants. The expected opening date is the third quarter of 2008. We plan to spend an aggregate of $131 million on the project. Upon completion, the permanent facility will be called the Hollywood Slots Hotel and Raceway.

We opened Argosy Casino Riverside’s Mediterranean-themed, nine-story, 258-room hotel and spa to the public in April 2007.

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

During the nine months ended September 30, 2007, we spent approximately $2.7 million for Hurricane Katrina-related capital project expenditures at Boomtown Biloxi and Hollywood Casino Bay St. Louis.

During the nine months ended September 30, 2007, we spent approximately $40.7 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines, slot machine equipment, and environmental work.

Cash generated from operations and cash available under the revolver portion of our $2.725 billion senior secured credit facility have funded our capital project and capital maintenance expenditures in 2007 to date.

Debt

Senior Secured Credit Facility

During the nine months ended September 30, 2007, we borrowed $327.0 million under our $2.725 billion senior secured credit facility, and made principal payments on our $2.725 billion senior secured credit facility of $230.9 million, for activities arising in the normal course of business.

Covenants

Our $2.725 billion senior secured credit facility, $200 million 6 7/8% and $250 million 6 3/4% senior subordinated notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, our $2.725 billion senior secured credit facility, $200 million 6 7/8% and $250 million 6 3/4% senior subordinated notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

At September 30, 2007, we were in compliance with all required covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at September 30, 2007 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates at period-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each period-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve as of September 30, 2007.

	10/1/07- 9/30/08	10/1/08- 9/30/09	10/1/09- 9/30/10	10/1/10- 9/30/11	10/1/11- 9/30/12	Thereafter	Total	Fair Value 9/30/07
	(in thousands)
Long-term debt:
Fixed rate	$5,512	$5,910	$5,807	$5,697	$203,460	$250,000	$476,386	$483,886
Average interest rate	7.00%	7.00%	7.00%	7.00%	6.88%	6.75%
Variable rate	$81,500	$97,750	$97,750	$587,625	$1,187,625	$387,750	$2,440,000	$2,440,000
Average interest rate (1)	6.38%	5.92%	6.36%	6.54%	7.02%	7.19%
Leases	$2,175	$2,098	$1,204	$1,039	$1,120	$1,940	$9,576	$—
Average interest rate	6.95%	6.76%	5.88%	5.65%	5.65%	7.72%
Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$1,260,000	$811,000	$574,000	$—	$—	$—	N/A	$(7,904)
Average pay rate	4.84%	4.93%	5.02%				N/A
Average receive rate (3)	4.83%	4.38%	4.82%				N/A

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.
(2)	Notional amounts outstanding at each period-end.
(3)	Estimated rate, reflective of forward LIBOR.

In accordance with the terms of its $2.725 billion senior secured credit facility, we were required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the $2.725 billion senior secured credit facility. On October 25, 2005, we entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The effective date of the four contracts was October 27, 2005, and the annual weighted-average interest rate of the four contracts is 4.71%. On April 6, 2006, we entered into three interest rate swap contracts with terms of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The effective date of the three contracts was May 8, 2006, and the annual weighted-average interest rate of the three contracts is 5.26%. On September 5, 2007, we entered into two interest rate swap contracts with terms of nine months and notional amounts of $197 million and $181 million, for a total of $378 million, and fixed interest rates of 5.01%. The effective date of the $197 million contract was September 17, 2007, and the effective date of the $181 million contract was October 18, 2007. Under all of these contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. The applicable 90-day LIBOR rate as of September 30, 2007 for the $960 million swaps and the $300 million swaps was 5.36%. The applicable 90-day LIBOR rate as of September 30, 2007 relating to the $197 million swap was 5.69%. The applicable 90-day LIBOR rate as of October 18, 2007 relating to the $181 million swap was 5.21%.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PENN NATIONAL GAMING, INC.

November 8, 2007	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1*	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*  Filed herewith