Form 10-K
period 2007-12-31
PENN NATIONAL GAMING INC
filed 2008-02-29
CIK 921738

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share (Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.4 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on June 30, 2007. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

         The number of shares of the registrant's Common Stock outstanding as of February 14, 2008 was 86,886,020.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

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

  •
  the outcome and financial impact of the litigation in which we are or will be periodically involved;

  •
  the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

  •
  our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approval for new businesses;

  •
  our expectations with respect to the June 15, 2007 Agreement and Plan of Merger with certain funds managed by affiliates of Fortress Investment Group LLC and Centerbridge Partners, L.P.; and

  •
  our expectations for the continued availability and cost of capital.

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

ii

  •
  our dependence on key personnel;

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

iii

PART I

ITEM 1. BUSINESS

Overview

        We are a leading, diversified, multi-jurisdictional owner and operator of gaming and pari-mutuel properties. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, including the acquisitions of Hollywood Casino Corporation in March 2003, Argosy Gaming Company ("Argosy") in October 2005, Black Gold Casino at Zia Park in April 2007, and Sanford-Orlando Kennel Club in October 2007. We now own or operate nineteen facilities in fifteen jurisdictions, including Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario.

        On June 15, 2007, we announced that we had entered into a merger agreement that would ultimately result in our shareholders receiving $67.00 per share. Specifically, we, PNG Acquisition Company Inc. ("Parent") and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent ("Merger Sub"), announced that we entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the "Merger Agreement"), that provides, among other things, for Merger Sub to be merged with and into us (the "Merger"), as a result of which we will continue as the surviving corporation and will become a wholly-owned subsidiary of Parent. Parent is indirectly owned by certain funds (the "Funds") managed by affiliates of Fortress Investment Group LLC ("Fortress") and Centerbridge Partners, L.P. ("Centerbridge"). On December 12, 2007, our shareholders approved the Merger Agreement. Based upon the tally of shares voted, with 81.6% of our outstanding shares voting, 99.3% of the shares were voted in favor of the transaction. We are seeking to complete the transaction late in the second quarter of 2008. The timing of any closing is subject to obtaining certain regulatory approvals and satisfying other customary closing conditions. See "Risk Factors—Risks Related to the Consummation of the Merger Agreement" on page 17 of this Annual Report on Form 10-K for a discussion of the risk in connection with the consummation of the Merger.

        We believe that our portfolio of assets provides us with a diversified cash flow from operations. We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties in attractive markets. In this Annual Report on Form 10-K, the terms "we", "us", "our", "the Company" and "Penn National" refer to Penn National Gaming, Inc. and subsidiaries, unless the context indicates otherwise.

        The following table summarizes certain features of our properties and our operated facility as of December 31, 2007:

	Location	Type of Facility	Approx. Gaming Square Footage	Gaming Machines	Table Games(1)	Hotel Rooms
Owned Properties:
Charles Town Entertainment Complex	Charles Town, WV	Land-based gaming/ Thoroughbred racing	184,348	5,031	—	—
Argosy Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	74,300	2,417	74	300
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	53,000	1,183	20	—
Empress Casino Hotel(2)	Joliet, IL	Dockside gaming	50,000	1,211	21	100
Argosy Casino Riverside	Riverside, MO	Dockside gaming	56,400	1,950	39	258
Hollywood Casino Baton Rouge	Baton Rouge, LA	Dockside gaming	28,000	1,145	27	—
Argosy Casino Alton	Alton, IL	Dockside gaming	23,000	1,103	20	—
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	54,000	1,305	32	494
Hollywood Casino Bay St. Louis	Bay St. Louis, MS	Land-based gaming	40,000	1,080	21	291
Argosy Casino Sioux City	Sioux City, IA	Dockside gaming	20,500	703	21	—
Boomtown Biloxi	Biloxi, MS	Dockside gaming	80,850	1,400	22	—
Hollywood Slots at Bangor	Bangor, ME	Land-based gaming/ Harness racing	12,400	479	—	—
Bullwhackers	Black Hawk, CO	Land-based gaming	16,556	802	—	—
Black Gold Casino at Zia Park	Hobbs, New Mexico	Land-based gaming/ Thoroughbred racing	18,460	748	—	—
Hollywood Casino at Penn National Race Course(3)	Grantville, PA	Land-based gaming/ Thoroughbred racing	—	—	—	—
Raceway Park	Toledo, OH	Harness racing	—	—	—	—
Freehold Raceway(4)	Monmouth, NJ	Harness racing	—	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Greyhound racing	—	—	—	—
Operated Property:
Casino Rama	Orillia, Ontario	Land-based gaming	93,000	2,520	101	289

Total			804,814	23,077	398	1,732

(1)
Excludes poker tables.

(2)
On February 19, 2008, the Illinois Gaming Board resolved to allow us to retain the Empress Casino Hotel. Previously, in connection with our acquisition of Argosy, we entered into an agreement with the Illinois Gaming Board in which we agreed, in part, to enter into an agreement to divest the Empress Casino Hotel by December 31, 2006, which date was later extended to June 30, 2008, subject to us having the right to request that the Illinois Gaming Board review and reconsider the terms of the agreement.

(3)
In addition to our racetrack, Hollywood Casino at Penn National Race Course operates four off-track wagering facilities, located in Pennsylvania.

(4)
Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

Recent Developments

Hollywood Casino at Penn National Race Course

        The opening of Hollywood Casino at Penn National Race Course occurred on February 12, 2008. The Hollywood Casino at Penn National Race Course is a 365,000 square foot facility, and is sized for 3,000 slot machines, with approximately 2,000 positions currently operating. The new facility also includes a 2,500 space parking garage and several restaurants. We plan on spending a total of $326.0 million on the project, including an additional $12.0 million incurred after the opening for a signature restaurant and buffet in order to provide additional dining venues.

Merger Agreement

        On June 15, 2007, we announced that we entered into a merger agreement that would ultimately result in our shareholders receiving $67.00 per share. Specifically, we, Parent and Merger Sub, announced that we entered into a Merger Agreement that provides, among other things, for the Merger, as a result of which we will continue as the surviving corporation and will become a wholly-owned subsidiary of Parent. Parent is indirectly owned by Funds managed by affiliates of Fortress and Centerbridge. On December 12, 2007, our shareholders approved the Merger Agreement. Based upon the tally of shares voted, with 81.6% of our outstanding shares voting, 99.3% of the shares were voted in favor of the transaction. We are seeking to complete the transaction late in the second quarter of 2008. The timing of any closing is subject to obtaining certain regulatory approvals and satisfying other customary closing conditions. See "Risk Factors—Risks Related to the Consummation of the Merger Agreement" on page 17 of this Annual Report on Form 10-K for a discussion of the risk in connection with the consummation of the Merger.

Sanford-Orlando Kennel Club

        On October 17, 2007, pursuant to the Asset Purchase Agreement dated July 5, 2007, we completed the purchase of Sanford-Orlando Kennel Club in Longwood, Florida from Sanford-Orlando Kennel Club, Inc. and Collins and Collins. In connection with the purchase, we also secured a right of first refusal with respect to a majority stake in the Sarasota Kennel Club in Sarasota, Florida. The purchase price for the Sanford-Orlando Kennel Club provides for additional consideration to be paid by us based upon certain future regulatory developments. Located on approximately 26 acres in Longwood, Florida, the Sanford-Orlando Kennel Club features year-round greyhound racing, a simulcast wagering facility, a clubhouse lounge and two dining areas. The results of the Sanford-Orlando Kennel Club have been included in our consolidated financial statements since the acquisition date.

Black Gold Casino at Zia Park

        On April 16, 2007, pursuant to the Asset Purchase Agreement dated November 7, 2006 among Zia Partners, LLC ("Zia"), Zia Park LLC (the "Buyer"), one of our wholly-owned subsidiaries, and (solely with respect to specified sections thereof which relate to our guarantee of the Buyer's payment and performance) us, the Buyer completed the acquisition of the Black Gold Casino at Zia Park and all related assets of Zia. We funded this purchase with additional borrowings under our existing $750 million revolving credit facility. The results of the Black Gold Casino at Zia Park have been included in our consolidated financial statements since the acquisition date.

Development and Expansion Projects

        In April 2007, we opened Argosy Casino Riverside's Mediterranean-themed, nine-story, 258-room hotel and spa to the public, as well as our latest expansion at the Charles Town Entertainment Complex. We are continuing to build and develop several of our properties, including the Charles Town Entertainment Complex, Argosy Casino Lawrenceburg and the permanent Hollywood Slots at Bangor, which will be called the Hollywood Slots Hotel and Raceway.

Owned Properties

Charles Town Entertainment Complex

        The complex is located within approximately a one-hour drive of the Baltimore, Maryland and Washington, D.C. markets, and is the only gaming property located conveniently west of these two cities. The Charles Town Entertainment Complex has 184,348 square feet of gaming space, with approximately 5,031 gaming machines. The complex also features live thoroughbred racing at a refurbished, 3/4-mile all-weather, lighted thoroughbred racetrack with a 3,000-seat grandstand, parking for 6,048 vehicles as well as simulcast wagering and dining. The gaming floor was expanded in April

2007, which added 32,898 square feet of gaming space and netted the property approximately 900 additional slot machines. In addition, we continue to build and develop the Charles Town Entertainment Complex, with plans for the current expansion of the property including a 153-room on-site hotel, which is under construction and is expected to open during the third quarter of 2008.

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

        The complex also features a 300-room hotel, a land-based entertainment pavilion and support facility featuring a 350-seat buffet restaurant, two specialty restaurants, an entertainment lounge, a 1,710 space parking garage and a 1,640 space remote parking lot. We are moving forward with the construction of the planned casino development. The development includes a 1,500 space parking garage which is expected to open in the second quarter of 2008, a two-level 270,000 square foot riverboat, and numerous infrastructure upgrades to allow more convenient access to the property, which are expected to open in the second quarter of 2009. The new riverboat will allow up to 4,000 positions on one level and another 400 positions will be added to the second level, along with restaurants and other amenities on the gaming riverboat.

Hollywood Casino Aurora

        Hollywood Casino Aurora, part of the Chicagoland market, is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. The facility is easily accessible from major highways, can be reached by train from downtown Chicago, and is approximately 30 miles from both the O'Hare International and Midway airports. Hollywood Casino Aurora has a 53,000 square foot single-level dockside casino facility with 1,183 gaming machines, 20 gaming tables and 5 poker tables.

        The facility features two upscale lounges, a steakhouse, the Hollywood Epic Buffet®, a fast food outlet, a high-end customer lounge and a private dining room for premium players. Hollywood Casino Aurora also has two parking garages with approximately 1,564 parking spaces and a gift shop.

Empress Casino Hotel

        The Empress Casino Hotel, part of the Chicagoland market, is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge-based casino provides 50,000 square feet of gaming space on two levels with approximately 1,211 slot machines, 21 table games and 3 poker tables.

        The casino theme evokes Northern California's wine country and features a 150,000 square foot entertainment pavilion with three restaurants, an entertainment lounge and banquet/conference facilities. The complex also includes a 100-room hotel, surface parking areas with approximately 1,616 spaces and an 80-space recreational vehicle park. On February 19, 2008, the Illinois Gaming Board resolved to allow us to retain the Empress Casino Hotel. Previously, in connection with our acquisition of Argosy, we entered into an agreement with the Illinois Gaming Board in which we agreed, in part, to enter into an agreement to divest the Empress Casino Hotel by December 31, 2006, which date was later extended to June 30, 2008, subject to us having the right to request that the Illinois Gaming Board review and reconsider the terms of the agreement. As a result of this decision, we plan to invest $50 million in the facility, in order to improve its competitive position in the market.

Argosy Casino Riverside

        The Argosy Casino Riverside is located on the Missouri River approximately five miles from downtown Kansas City in Riverside, Missouri. The casino primarily attracts customers who reside in the northern and western regions of the Kansas City metropolitan area. This Las Vegas-style casino features approximately 56,400 square feet of gaming space with approximately 1,950 slot machines, 39 table games and 8 poker tables.

        This state-of-the-art Mediterranean-themed casino features an innovative "floating" casino floor that provides a seamless transition between the casino and land-based support areas, which include a Mediterranean-themed, nine-story, 258-room hotel and spa, an entertainment facility featuring 6 food and beverage areas, including a buffet, steak house, deli, coffee bar, VIP lounge and sports/entertainment lounge and 19,000 square feet of banquet/conference facilities. Argosy Casino Riverside currently has parking for approximately 3,000 vehicles.

Hollywood Casino Baton Rouge

        Hollywood Casino Baton Rouge is currently one of two dockside riverboat gaming facilities operating in Baton Rouge, Louisiana. The Hollywood Casino Baton Rouge property features a riverboat casino reminiscent of a nineteenth century Mississippi River paddlewheel steamboat. The riverboat features approximately 28,000 square feet of gaming space, 1,145 gaming machines and 27 table games.

        The facility also includes a two-story, 58,000-square foot dockside building featuring a variety of amenities, including a steakhouse, a 268-seat buffet, a premium players' lounge, a nightclub that doubles as a players' event area, a lobby bar, a public atrium, two meeting rooms, 1,548 parking spaces, a players' club booth and a gift shop.

        In early 2007, we completed the renovation of the dockside building's interior décor including a completely new art deco themed interior design for the lobby and entry corridor as well as a new nightclub, lobby bar, and gift shop. We also added a new marquee, signage, Hollywood memorabilia displays and a digital video system throughout the property.

        In December 2007, we agreed to acquire 3.8 acres of adjacent land and jointly construct a railroad underpass with the seller of the land. The underpass will provide unimpeded access to the casino property and to property owned by the seller for future development.

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

Hollywood Casino Tunica

        Hollywood Casino Tunica is located in Tunica, Mississippi. Tunica County is the closest resort gaming jurisdiction to, and is easily accessible from, the Memphis, Tennessee metropolitan area. The Tunica market has become a regional destination resort, attracting customers from surrounding markets such as Nashville, Tennessee, Atlanta, Georgia, St. Louis, Missouri, Little Rock, Arkansas, and Tulsa, Oklahoma. Hollywood Casino Tunica features 54,000 square feet of gaming space at a single-level casino with approximately 1,305 slot machines, 32 table games and 6 poker tables.

        Hollywood Casino Tunica's 494-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons. The casino includes multimedia displays of memorabilia from famous adventure motion pictures. Additional entertainment amenities include a steakhouse, the Hollywood Epic Buffet, a 1950's-style diner, an entertainment lounge, a premium players' club, a themed bar facility, a non-smoking slot room, an indoor pool and showroom as well as banquet and meeting facilities. There is also an 18-hole championship golf course adjacent to the facility that is owned and operated through a joint venture of three gaming companies. In addition, Hollywood Casino Tunica offers parking for 1,635 cars.

Hollywood Casino Bay St. Louis

        Hollywood Casino Bay St. Louis is located in Bay St. Louis, Mississippi. Hollywood Casino Bay St. Louis reopened on August 31, 2006 after being closed for approximately one year due to Hurricane Katrina. Hollywood Casino Bay St. Louis offers a 40,000 square foot casino, and features 21 table games, 6 poker tables and 1,080 slot machines, with room to expand to 1,270 slot machines.

        In addition, the damaged areas of the existing 291-room hotel tower were completely refurbished upon the reopening. The waterfront Hollywood Hotel features a 10,000 square foot ballroom including nine separate meeting rooms offering more than 17,000 square feet of meeting space. Hollywood Casino Bay St. Louis offers live entertainment on weekends in Shakers martini bar and concerts in the ballroom. The Bridges golf course is an 18-hole championship golf course that reopened in mid-October after being masterfully renovated by Seaside Golf Development under the watchful eye of Arnold Palmer's Course Design Group. Hollywood Casino Bay St. Louis has three restaurants including Tuscany Steaks & Seafood® (fine dining), the Hollywood Epic Buffet and Jackpot Java®, a 24-hour cafe. The Bridges Clubhouse reopened with a new pro shop and grill in February 2007. Other amenities include a RV Park with 100 sites and Tokens gift shop.

Argosy Casino Sioux City

        The Argosy Casino Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 20,500 square feet of gaming space with approximately 703 slot machines, 21 table games and 4 poker tables. The casino is complemented by adjacent barge facilities featuring dining facilities, meeting space, 389 parking spaces and administrative support offices.

Boomtown Biloxi

        Boomtown Biloxi is located in Biloxi, Mississippi. Boomtown Biloxi, which had been closed as a result of Hurricane Katrina, reopened on June 29, 2006 with a re-modeled interior, including 80,850 square feet of gaming space with approximately 1,100 new slot machines, 22 table games and a 350-seat buffet. In early September 2006, Boomtown Biloxi opened its pier-based expansion, with 300 additional slot machines, for a total of 1,400 slot machines, 7 poker tables and a full-service restaurant.

Hollywood Slots at Bangor

        Hollywood Slots at Bangor is situated near historic Bass Park, where Bangor Raceway is located, in downtown Bangor, Maine. The facility includes a small restaurant, full beverage service, 220 parking spaces and 12,400 square feet of gaming space with approximately 479 slot machines.

        In late December 2006, we completed the purchase of the former Holiday Inn in Bangor, Maine, where we are building the permanent Hollywood Slots at Bangor facility, which will be called the Hollywood Slots Hotel and Raceway. Due to the results currently generated by our temporary facility and a substantial number of patrons driving significant distances to Hollywood Slots at Bangor, we have added a 152-room hotel to the plans for the permanent facility, which will feature a two-story, semi-circular, glass tower casino area, a four-story parking garage, Hollywood Epic Buffet, snack bar, retail space and a new simulcast facility for off-track wagering. The permanent facility, which will open with 1,000 slot machines and have capacity for 1,500 gaming machines, is scheduled to open in the third quarter of 2008.

        Bangor Raceway is located at historic Bass Park in downtown Bangor, Maine. Harness racing has been conducted continuously at Bass Park since 1893 and it was once part of racing's Grand Circuit during the 1920s. In 2007, Bangor Raceway conducted 54 days of harness racing from late April through early November on its one-half mile track. With over 12,000 square feet of space, the facility can seat 3,500 patrons and features a restaurant and cocktail lounge.

Bullwhackers

        The Bullwhackers properties include the Bullwhackers Casino, the adjoining Bullpen Casino and the Silver Hawk Casino. The Bullwhackers properties, which are located in Black Hawk, Colorado, include 16,556 square feet of gaming space and 802 slot machines. The properties also include a 344-car parking area.

Black Gold Casino at Zia Park

        Black Gold Casino at Zia Park includes the Black Gold Casino and the adjoining Zia Park Racetrack. Black Gold Casino at Zia Park is located in Hobbs, New Mexico and includes 18,460 square feet of gaming space and 748 slot machines. The property operates three restaurants consisting of the Black Gold Buffet offering lunch and dinner, the Black Gold Steakhouse offering dinner nightly, and the Homestretch Bar & Grill serving burgers and sandwiches daily for lunch and dinner with live entertainment on the weekends. The property also includes a one-mile oval Quarter/Thoroughbred racetrack, which is utilized for approximately 50 days per year, and a Simulcast Parlor, which is utilized year-round. Banquet services are available in the Turf Club, which also offers food and beverage services during the live racing season.

Hollywood Casino at Penn National Race Course

        Hollywood Casino at Penn National Race Course is located in Grantville, Pennsylvania, and is 15 miles northeast of Harrisburg, 100 miles west of Philadelphia and 200 miles east of Pittsburgh. Penn National Race Course is one of only three operating thoroughbred racetracks in Pennsylvania. The property includes a one-mile all-weather, lighted thoroughbred racetrack, and a 7/8-mile turf track. The property also includes approximately 400 acres that are available for future expansion or development.

        In late December 2006, the Pennsylvania Gaming Control Board granted us a Category 1 slot machine license for the placement of slot machines at our planned Hollywood Casino at Penn National Race Course. In August 2006, we commenced construction of the Hollywood Casino at Penn National Race Course. In preparation for the construction, we closed and razed the aged grandstand and clubhouse at Penn National Race Course, and opened a new 24,000 square foot temporary facility offering pari-mutuel wagering, food and beverage services, more than 250 television monitors, administrative offices and facilities for jockeys.

        The opening of Hollywood Casino at Penn National Race Course occurred on February 12, 2008. The Hollywood Casino at Penn National Race Course is a 365,000 square foot facility, and is sized for 3,000 slot machines, with approximately 2,000 positions currently operating. The new facility also includes a food court, entertainment bar and lounge, trackside dining room, and a sports bar. A connected five-story self parking garage, with capacity for 2,500 cars, was constructed and is supplemented by approximately 1,200 surface parking spaces for self and valet parking.

Raceway Park

        Raceway Park is a 58,250 square foot facility, with a 5/8-mile harness racing track located in Toledo, Ohio. The facility also features simulcast wagering and has a 1,977 theatre-style seating capacity and parking for 3,000 vehicles.

Freehold Raceway

        Through our joint venture, we own Freehold Raceway, located in Freehold in Western Monmouth County, New Jersey. The property features a half-mile oval harness track and a 150,000 square foot grandstand.

Sanford-Orlando Kennel Club

        Sanford-Orlando Kennel Club is a 1/4 mile greyhound facility located in Longwood, Florida. The facility has a capacity for 6,500 patrons, with seating for 4,000 and parking for 2,500 vehicles. The facility conducts year-round greyhound racing, as well as year-round horse racing simulcasts. The first race meeting at Sanford-Orlando Kennel Club was in 1935.

Off-track wagering facilities ("OTWs")

        Our OTWs and racetracks provide areas for viewing import simulcast races of thoroughbred and harness horse racing, televised sporting events, placing pari-mutuel wagers and dining. We operate four of the eighteen OTWs currently in operation in Pennsylvania. In 2007, three OTWs were closed in Pennsylvania, including two that we owned in Williamsport and Johnstown. Only licensed racing associations can operate OTWs or accept customer wagers on simulcast races. We have been transmitting simulcasts of our races to other OTWs, thoroughbred and harness horse racetracks, and greyhound dog racetracks throughout the world, and receiving simulcasts of races from other thoroughbred and harness horse racetracks for wagering by customers at our OTW locations and our horse racetrack facilities, year-round, for many years. Import simulcasts typically include races from premier horse racetracks such as Belmont Park, Churchill Downs, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga.

Account Wagering/Internet Wagering

        In 1983, we pioneered Telebet®, the complete account wagering operation for Penn National Race Course. The platform offers account wagering on more than 80 U.S. racetracks, and currently has more than 12,900 active account betting customers from the 14 states that permit account wagering as well as the U.S. Virgin Islands.

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

Operated Gaming Property

Casino Rama

        Through CHC Casinos Canada Limited, our indirectly wholly-owned subsidiary, we operate Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. Casino Rama is located on the lands of the

Mnjikaning First Nation, approximately 90 miles north of Toronto. The property has approximately 93,000 square feet of gaming space, 2,520 gaming machines, 101 table games and 12 poker tables. In addition, the property includes a 5,000-seat entertainment facility, a 289-room hotel and 3,170 parking spaces. The majority of the capital for construction of the hotel and entertainment facility was financed by an affiliate of the Mnjikaning First Nation, and was repaid out of the revenue of Casino Rama pursuant to the terms of the Development and Operating Agreement described below.

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

        The management service contract terminates on July 31, 2011, and the Ontario Lottery and Gaming Corporation has the option to extend the term of the agreement and CHC Casinos Canada Limited's appointment as operator for two successive periods of five years each commencing on August 1, 2011.

Trademarks

        We own a number of trademarks registered with the U.S. Patent and Trademark Office ("U.S. PTO"), including but not limited to, "Telebet," "The World Series of Handicapping," and "Players' Choice." We also have a number of trademark applications pending with the U.S. PTO.

        BTN, Inc., our wholly-owned subsidiary, entered into a License Agreement with Boomtown, Inc., dated August 8, 2000 pursuant to which it uses "Boomtown" and other trademarks.

        As a result of our acquisitions of Hollywood Casino Corporation and Argosy, we own the service marks "Hollywood Casino" and "Argosy" which are registered with the U.S. Patent and Trademark Office. We have been informed that our rights to the "Hollywood Casino" and "Argosy" service marks are well established and have competitive value to the Hollywood Casino and Argosy properties. We have also acquired other trademarks used by the Hollywood Casino and Argosy facilities and their related services. These marks are either registered or are the subject of pending applications with the U.S. PTO.

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

        Charles Town, West Virginia.    Our gaming machine operations at the Charles Town Entertainment Complex face competition in the neighboring states of Pennsylvania, Delaware and New Jersey. On June 9, 2007, the citizens of Jefferson County, West Virginia, voted against the placement of table games at the Charles Town Entertainment Complex. According to the West Virginia Lottery Racetrack Table Games Act, we will have to wait at least two years from June 9, 2007 before we can propose another table games referendum vote. In Pennsylvania, slot operations have commenced at Philadelphia Park, Mohegan Sun at Pocono Downs, Chester Downs, The Meadows, and most recently at Mount Airy Casino Resort. Hollywood Casino at Penn National Race Course opened on February 12, 2008. Slot licenses have been issued to two stand-alone casinos in Philadelphia and one casino in Pittsburgh, however, operations at these facilities have yet to commence. In November 2007, the Maryland legislature approved legislation for a referendum to allow slots at five locations during a special legislative session. These locations include one facility in Cecil, Allegany, Anne Arundel, Baltimore City, and Worcester counties. A state-wide vote to ratify this referendum will occur in November 2008. In Delaware, legislation to increase the number of video lottery terminals at gaming facilities from 2,500 to 4,000 passed and was signed by the Governor of Delaware in 2006. This bill also allows gaming facilities in Delaware to operate 24 hours per day, with the exception of Sundays and certain holidays. Any significant increase in the competition in the region could negatively impact the operations of Charles Town Entertainment Complex.

        Lawrenceburg, Indiana.    The Argosy Casino Lawrenceburg is the closest casino to the Cincinnati metropolitan area, and faces competition from two other riverboat casinos in the Cincinnati market. The nearest competitor is located approximately 15 miles further south of Lawrenceburg in Rising Sun, Indiana. Another competitor is located 40 miles from Lawrenceburg in Switzerland County, Indiana. In 2007, the Indiana Legislature passed a law that allows up to 2,000 slot machines at each of two racetracks in Indianapolis, approximately 90 miles northwest of Lawrenceburg. Reports indicate these two gaming facilities should commence operations in 2008. The effect that gaming in Indianapolis will have on the financial results of Argosy Casino Lawrenceburg is unknown at this time. Casino gaming is not currently permitted under the laws of either Ohio or Kentucky. The Ohio legislature has considered, at various times, legislation that would allow Ohio voters to approve certain types of casino gaming at racetracks. In November 2006, Ohio voters rejected a proposed constitutional amendment that would have established a tuition grant program for Ohio students to attend public or private colleges in the state by allowing up to 3,500 slot machines at each of the state's seven existing racetracks and two locations in downtown Cleveland. Legislation has been introduced in Kentucky to allow gaming at racetracks and casinos, subject to referendum. To date, neither Ohio nor Kentucky has enacted such proposed legislation. The commencement of casino gaming in Ohio or Kentucky could have an adverse effect on the financial results of our Lawrenceburg casino.

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

        New competition in the region is currently limited by state legislation. The Illinois Riverboat Gambling Act and the regulations promulgated by the Illinois Gaming Board under the Riverboat Gambling Act authorize only 10 owner licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the 10 licensed sites. All authorized owners' licenses have been granted; however, one of the licenses has remained dormant due to a bankruptcy proceeding and ongoing dispute among the investors in such license, their host city, the Illinois Gaming Board and Illinois government. Illinois is currently seeking to sell this tenth license. In the event that these disputes are fully resolved and a sale is consummated, this license will likely become operational. We may face additional competition if such a licensee were to open a gaming facility in the area around Chicagoland. The legislature has considered, at various times, legislation that would expand gaming in the state of Illinois. Should the Illinois legislature enact such gaming-expansion legislation, the financial results of our Chicagoland casinos could be adversely affected.

        Riverside, Missouri.    The Argosy Casino Riverside currently faces competition from three other casinos in its market. The Kansas legislature has approved legislation to expand casino gaming in its state, which is expected to begin during early 2008. During previous legislative sessions, as well as the current legislative session, legislation was introduced in Missouri that would increase admission and gaming taxes, while removing the loss limit in the state. The expansion of casino gaming in Kansas could have an adverse effect on our Riverside casino's financial results, as would legislation enacted by Missouri to increase admission or gaming taxes.

        Alton, Illinois.    The Argosy Casino Alton faces competition from five other riverboat casinos currently operating in the St. Louis, Missouri area, including one other Illinois licensee. In addition, a casino project in south St. Louis County is in development. As an Illinois licensee, the Argosy Casino Alton is not subject to Missouri's $500-loss limit. Should the Illinois legislature enact gaming-expansion legislation or increase admission or gaming taxes, our Alton casino's financial results could be adversely affected.

        Baton Rouge, Louisiana.    Hollywood Casino Baton Rouge faces competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and from non-casino gaming opportunities within Louisiana. The principal competitor to Hollywood Casino Baton Rouge is the Belle of Baton Rouge, which is the only other licensed riverboat casino in Baton Rouge. We face competition from eleven casinos on the Mississippi Gulf Coast, which is approximately 120 miles east of Baton Rouge; many of these casinos are destination resorts that attract customers from the Baton Rouge area. Subsequent to Hurricane Katrina, Mississippi Gulf Coast casinos are allowed to operate as land-based facilities. Hollywood Casino Baton Rouge also faces competition from two major riverboat casinos, one land-based casino in the New Orleans area, which is approximately 75 miles from Baton Rouge, and three Native American casinos in Louisiana. The two closest Native American casinos are land-based facilities located approximately 45 miles southwest and approximately 65 miles northwest of Baton Rouge. In addition, we face competition from a racetrack located approximately 55 miles from Baton Rouge operating approximately 1,500 gaming machines. We also face competition from approximately 3,000 video poker machines located in truck stops, restaurants, bars and off-track betting facilities located in certain surrounding parishes. In addition, another gaming operator received approval from the Louisiana Gaming Control Board for a third riverboat casino in Baton Rouge that was subject to a local option referendum subsequently approved by East Baton Rouge Parish voters on February 9, 2008. If the project receives the remaining local approvals and entitlements, the financial results of Hollywood Casino Baton Rouge could be adversely affected.

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

        Hollywood Casino Tunica also competes to some extent with a land-based casino complex operated by the Mississippi Band of Choctaw Indians in central Mississippi, approximately 200 miles south and east of Memphis, Tennessee. In addition, Hollywood Casino Tunica may eventually face competition from the opening of gaming casinos closer to Memphis, such as in DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, most recently in November 1996. In November 2006, Southland Park Gaming & Racing, formerly Southland Greyhound Park, in West Memphis, Arkansas, opened a $40 million gaming facility with nearly 1,000 electronic "games of skill". The facility is located across the Mississippi River from Memphis. Casino gaming is not currently legalized in Tennessee; however, the legalization of gaming in Tennessee could have an adverse impact on Hollywood Casino Tunica.

        Mississippi Gulf Coast.    As a result of Hurricane Katrina's direct hit on the Mississippi Gulf Coast on August 29, 2005, two of the Company's casinos, Hollywood Casino Bay St. Louis and Boomtown Biloxi, were significantly damaged, many employees were displaced and operations ceased at the two properties. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006. Prior to Hurricane Katrina, dockside gaming grew rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in March 1992 to twelve operating dockside casinos on December 31, 2004. Nine of these facilities were located in Biloxi, two were located in Gulfport and one was located in Bay St. Louis. Including the Company's casinos, eight of the casinos in Biloxi have re-opened, one of the Gulfport casinos reopened and two Bay St. Louis properties opened in 2006. Prior to Hurricane Katrina, our Bay St. Louis property was the only casino in the Bay St. Louis market. Currently there are two casinos in the Bay St. Louis market, with three additional casinos proposed for development in the next few years. As of December 31, 2007, the Mississippi Gulf Coast has 11 casinos operating, compared to the 12 that were open prior to Hurricane Katrina.

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

        Black Hawk, Colorado.    The Black Hawk gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, types and pricing of non-gaming amenities, name recognition and overall atmosphere. There are currently 20 gaming facilities in the Black Hawk market and six gaming facilities in nearby Central City. Central City and Black Hawk gaming facilities compete for visitors, but historically, Black Hawk enjoyed an advantage over Central City because customers had to drive through Black Hawk to reach Central City. During 2004, Central City completed construction of, and opened, a road directly connecting Central City and Black Hawk with Interstate 70, which allows customers to reach Central City without driving through Black Hawk.

        Ontario.    Our operation of Casino Rama through CHC Casinos Canada Limited faces competition in Ontario from three other commercial casinos, seven charity casinos and at least 17 racetracks with gaming machines in the province. All of the casinos (including Casino Rama) and gaming machine facilities are operated by or on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. The Ontario Lottery and Gaming Corporation also operates several province-wide lotteries.

        There are two charity casinos and six racetracks with gaming machine facilities that directly affect Casino Rama. The two charity casinos together have 114 gaming tables and 1,059 gaming machines. The number of gaming machines at the racetracks ranges from 200 to over 2,009 each. There are also two commercial casinos located in Niagara Falls, Ontario, 80 miles southwest of Toronto with a total of 194 gaming tables and 4,822 gaming machines.

        Hobbs, New Mexico.    The closest competitors to Black Gold Casino at Zia Park are located in New Mexico, and are approximately 190 and 250 miles from Hobbs. Hobbs is located very close to the Texas border, and the political climate in Texas is monitored closely, as currently there is no legalized gaming in Texas which, if legalized, would greatly impact Black Gold Casino at Zia Park. In New Mexico, the Governor recently signed a new compact with the tribal casinos limiting the future expansion of gaming facilities in the state.

Racing Operations

        Our racing operations face significant competition for wagering dollars from other racetracks and OTWs, some of which also offer other forms of gaming, as well as other gaming venues such as casinos and state-sponsored lotteries, including the Pennsylvania, New Jersey, Delaware, Florida, Ohio and West Virginia lotteries. Our account wagering operations compete with other providers of such services throughout the country. We also may face competition in the future from new OTWs, new racetracks or new providers of account wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing operations, such gaming opportunities could have an adverse effect on our business, financial condition and results of operations.

U.S. and Foreign Revenues

        Our net revenues from continuing operations in the U.S. for 2007, 2006 and 2005 were approximately $2,419.5 million, $2,226.4 million, and $1,350.5 million, respectively. Our revenues from operations in Canada for 2007, 2006 and 2005 were approximately $17.3 million, $18.1 million, and $18.6 million, respectively.

Segments

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we view each property as an operating segment, and aggregate all of our properties into one reportable segment, as we believe that they are economically similar, offer similar types of products and services, cater to the same types of customers and are similarly regulated.

Board of Directors and Management

Name	Age	Position
Peter M. Carlino	61	Chairman and Chief Executive Officer
Harold Cramer	80	Director
David A. Handler	43	Director
John M. Jacquemin	61	Director
Robert P. Levy	77	Director
Barbara Z. Shattuck	57	Director
William J. Clifford	50	Senior Vice President-Finance and Chief Financial Officer
Leonard M. DeAngelo	56	Executive Vice President of Operations
Robert S. Ippolito	56	Vice President, Secretary and Treasurer
Jordan B. Savitch	42	Senior Vice President and General Counsel
Timothy J. Wilmott	49	President and Chief Operating Officer

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

        Harold Cramer.    Mr. Cramer has been a director since 1994. Until November 1996, Mr. Cramer was the Chairman and Chief Executive Officer of the Graduate Health System. From November 1996 to July 2000, Mr. Cramer was Counsel to Mesirov Gelman Jaffe Cramer & Jamieson, LLP, which merged with Schnader Harrison Segal & Lewis LLP in July 2000. Mr. Cramer is now a retired partner of Schnader Harrison Segal & Lewis LLP.

        David A. Handler.    Mr. Handler has been a director since 1994. Since April 2006, he has been a Managing Director at UBS Investment Bank. From April 2000 until April 2006, he was a Senior Managing Director at Bear Stearns & Co., Inc. From July 1995 to April 2000, Mr. Handler was employed by Jefferies & Company, Inc. where he became a Managing Director in March 1998.

        John M. Jacquemin.    Mr. Jacquemin has been a director since 1995 and is President of Mooring Financial Corporation. Mooring Financial Corporation is a group of financial services companies founded by Mr. Jacquemin in 1982 that specialize in the purchase and administration of commercial loan portfolios.

        Robert P. Levy.    Mr. Levy has been a director since 1995. He is the past Chairman of the Board of the Atlantic City Racing Association and served a two-year term from 1989 through 1990 as President of the Thoroughbred Racing Association. Mr. Levy has served as the Chairman of the Board of DRT Industries, Inc., a diversified business based in the Philadelphia metropolitan area, since 1960. Mr. Levy owns the Robert P. Levy Stable, a thoroughbred racing and breeding operation. Mr. Levy is a director of Fasig-Tipton Company, an equine auction company.

        Barbara Z. Shattuck.    Ms. Shattuck has been a director since 2004. She is a Principal of Shattuck Hammond Partners, LLC, an investment banking firm. Prior to co-founding Shattuck Hammond in 1993, Ms. Shattuck spent eleven years at Cain Brothers, Shattuck & Company, Inc., an investment banking firm she co-founded. From 1976 to 1982 she was a Vice President of Goldman, Sachs & Co. Ms. Shattuck began her career as a municipal bond analyst at Standard & Poor's Corporation. Ms. Shattuck is a member of the board of directors of Sun Life Insurance & Annuity Company of New York.

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

        Timothy J. Wilmott.    Mr. Wilmott joined us in February 2008 as President and Chief Operating Officer. Mr. Wilmott most recently served as Chief Operating Officer of Harrah's Entertainment, a position he held for approximately four years. In this position, he oversaw the operations of all of Harrah's revenue-generating businesses, including 48 casinos, 38,000 hotel rooms and 300 restaurants. All Harrah's Division Presidents, Senior Vice Presidents of Brand Operations, Marketing and Information Technology personnel reported to Mr. Wilmott. Prior to his appointment to the position of Chief Operating Officer, Mr. Wilmott served from 1997 to 2002 as Division President of Harrah's Eastern Division with responsibility for the operations of eight Harrah's properties.

Governmental Regulations

        The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Employees and Labor Relations

        As of December 31, 2007, we had 15,289 full- and part-time employees.

        We are required to have agreements with the horsemen at each of our racetracks to conduct our live racing and simulcasting activities, with the exception of our tracks in Ohio and New Mexico. In addition, in order to operate gaming machines in West Virginia, we must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders. At the Charles Town Entertainment Complex, we have an agreement with the Charles Town horsemen that expires on December 31, 2008, and an agreement with the breeders that expires on June 30, 2008. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks, which expires on December 31, 2010.

        Our agreement with the Pennsylvania thoroughbred horsemen at Penn National Race Course expires on September 30, 2011. We are currently involved in good faith negotiations with Local 137 of the Sports Arena Employees (AFL-CIO) at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel relative to the renewal of a contract that will expire on February 28, 2008. The parties are cooperatively working on a successor agreement and expect to briefly extend the current agreement. We also have an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at our OTWs, which will expire on September 30, 2009.

        Our agreement with the Maine Harness Horsemen Association at Bangor Raceway expires at the end of the 2008 racing season. Pennwood Racing, Inc. also has an agreement in effect with the horsemen at Freehold Raceway, which expires in May 2009.

        Throughout our Argosy properties, the Seafarers Entertainment and Allied Trade Union represents approximately two thousand one hundred of our employees. Additionally, at Argosy Casino Alton, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO represents eight of our employees, the International Brotherhood of Electrical Workers represents eight of our employees, the Security Police and Fire Professionals of America represents fifty-six of our employees. At our Lawrenceburg, Indiana property, the American Maritime Officers Union represents seventeen of our employees. We have collective bargaining agreements with these unions that expire at various times between July 2008 and October 2015. At the Empress Casino Hotel, the Hotel Employees and Restaurant Employees Union ("UNITE/HERE"), Local 1 represents approximately three hundred employees under a collective bargaining agreement which expires on March 31, 2010. Negotiations are expected to begin in the near term with the International Brotherhood of Electrical Workers, Local 176, who began representing fifteen slot technicians at the Empress Casino Hotel in October 2007. At Raceway Park, UNITE/HERE Local 10 represents the twenty pari-mutuel tellers under a contract which expires on May 31, 2012.

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

ITEM 1A. RISK FACTORS

Risks Related to the Consummation of the Merger Agreement.

        On December 12, 2007, our shareholders voted to approve the Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 15, 2007, by and among the Company, PNG Acquisition Company Inc. ("Parent"), and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent ("Merger Sub"), that provides, among other things, for Merger Sub to be merged with and into the Company (the "Merger"), with the Company as the surviving corporation and thereby becoming a wholly-owned subsidiary of Parent. Parent is indirectly owned by certain funds (the "Funds") managed by affiliates of Fortress Investment Group LLC ("Fortress") and Centerbridge Partners, L.P. ("Centerbridge"). If the Merger is completed, shareholders will be entitled to receive $67.00 in cash, without interest, for each outstanding share of Company common stock they own. If the Merger is not completed by June 15, 2008, the $67.00 per share merger consideration will be increased $0.0149 per day for each day after such date through and including the closing date. The Company faces a number of risks in connection with the Merger, including, but not limited to:

  •
  if any event, change or other circumstance occurs that results in the termination of the Merger Agreement (including a failure by Parent to obtain the necessary debt financing in light of current market conditions), or otherwise results in a failure to complete the Merger, such occurrence could negatively impact our stock price;

  •
  changes in our operations and prospects, general market and economic conditions and other factors which may be beyond our control, and on which the fairness opinion was based, may alter our value or the prices of our common stock by the time the Merger is completed. The fairness opinion is based on the information in existence on the date delivered and will not be updated as of the time the Merger is completed. Because we currently do not anticipate asking Lazard Freres & Co. LLC to update their opinion, the opinion given at the time the Merger Agreement was entered into does not address the fairness of the Merger consideration, from a financial point of view, at any time other than the time the Merger Agreement was entered into;

  •
  additional legal proceedings may be instituted against us related to the Merger, and those lawsuits could result in settlements or damages that have a material adverse impact on our business or results of operations;

  •
  we expect to incur a number of non-recurring transaction fees and other costs associated with completing the Merger. These fees and costs will be substantial and could have an adverse impact on our results of operations. If the Merger is not completed, we will have to pay certain costs relating to the Merger, including, possibly, a termination fee of up to $200 million to Parent;

  •
  the fact that the Merger is pending could negatively affect our business relationships, operating results and business generally, including our ability to retain key employees;

  •
  the Merger may divert management's attention from our operations and the pursuit of other potentially beneficial business opportunities as a result of which our results of operations or prospects could be adversely affected; and

  •
  certain covenants we agreed to in the Merger Agreement may have an adverse effect on our business, properties and operations.

Risks Related to Our Business

        A substantial portion of our revenues and income from operations is derived from our Charles Town, West Virginia and Argosy Casino Lawrenceburg, Indiana facilities.

        For the fiscal year ended December 31, 2007, approximately 40.2% and 54.2% of our net revenue and income from continuing operations, respectively, were collectively derived from our Charles Town and Argosy Casino Lawrenceburg operations. Our ability to meet our operating and debt service requirements is substantially dependent upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in gaming activities in the market or an increase in competition within and outside the state in which each property is located;

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

        We expect to continue pursuing expansion and acquisition opportunities, and we regularly evaluate opportunities for acquisition of other properties, which evaluations may include discussions and the review of confidential information after the execution of nondisclosure agreements with potential acquisition candidates, some of which may be potentially significant in relation to our size.

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

        Management of new properties, especially in new geographic areas, may require that we increase our managerial resources. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions. We also cannot assure you that if acquisitions are completed, that the acquired businesses will generate sufficient revenue to offset the associated costs.

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

        The occurrence of some or all of the above described events could have a material adverse effect on our business, results of operations and financial condition.

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

        No assurance can be given that, when we endeavor to open new gaming facilities, the expected timetables for opening such facilities will be met in light of the uncertainties inherent in the development of the regulatory framework, the licensing process, legislative action and litigation.

        We face significant competition from other gaming operations.

        The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines not located in casinos, Native American gaming, Internet gaming and other forms of gambling in the United States. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, high school, collegiate and professional athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as proposed sites in Kansas and Maryland), may legalize and implement gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

        Gaming competition is intense in most of the markets where we operate. As competing properties and new markets are opened (for instance, the potential new markets in Kansas and Maryland, the new competition in Baton Rouge and the new properties in St. Louis and Indianapolis), our operating results may be negatively affected. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. There could be further competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes.

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

        From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome of these matters and, in general, litigation can be expensive and time consuming. We may not be successful in the defense of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations (see, for example, the lawsuits described in Item 3 below).

        We face extensive regulation from gaming and other regulatory authorities.

        Licensing requirements.    As owners and operators of gaming and pari-mutuel wagering facilities, we are subject to extensive state, local and, in Canada, provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities, including the Colorado Limited Gaming Control Commission, the Florida Department of Business and Professional Regulation-Division of Pari-Mutuel Wagering, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Gaming and Racing Commission, the Louisiana Gaming Control Board, the Maine Gambling Control Board, the Maine Harness Racing Commission, the Mississippi State Tax Commission, the Mississippi Gaming Commission, the Missouri Gaming Commission, the New Jersey Racing Commission, the New Mexico Gaming Control Board, the New Mexico Racing Commission, the Ohio State Racing Commission, the Pennsylvania Gaming Control Board, the Pennsylvania State Horse Racing Commission, the West Virginia Racing Commission, the West Virginia Lottery Commission, and the Alcohol and Gaming Commission of Ontario, have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, numbers and types of machines and loss limits. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

        Moreover, legislation to prohibit or limit gaming may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results. For example, in October 2005, the Illinois House of Representatives voted to approve proposed legislation that would eliminate riverboat gambling. If the Illinois Senate were to pass a bill eliminating riverboat gambling, our business would be materially impacted. However, leadership in the Illinois Senate has indicated that the Senate will not pass this bill. In addition, legislation banning smoking appears to be gaining momentum in a number of jurisdictions where we operate. If these bans are enacted our business could be adversely affected.

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

        We depend on our key personnel.

        We are highly dependent on the services of Peter M. Carlino, our Chairman and Chief Executive Officer, Timothy J. Wilmott, our President and Chief Operating Officer, and other members of our senior management team. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

        Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and compliance risks.

        Changing laws and regulations relating to corporate governance and public disclosure, including SEC regulations and NASDAQ Global Select Market rules, are creating uncertainty for companies. These changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, recent issuance and/or lack of guidance. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty and higher costs regarding compliance matters. Due to our commitment to maintain high standards of compliance with laws and public disclosure, our efforts to comply with evolving laws, regulations and standards have resulted in and are likely to continue to result in increased general and administrative expense. In addition, we are subject to different parties' interpretation of our compliance with these new and changing laws and regulations. A failure to comply with any of these laws or regulations could have a materially adverse effect on the company. For instance, if our gaming authorities, the SEC, our independent auditors or our shareholders and potential shareholders conclude that our compliance with the regulations is unsatisfactory, this may result in a negative public perception of our company, subject us to increased regulatory scrutiny, penalties or otherwise adversely affect us.

        Inclement weather and other conditions could seriously disrupt our business and have a material adverse effect on our financial condition and results of operations.

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to rivers, these facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For example, in late August 2005, we closed Hollywood Casino Bay St. Louis in Bay St. Louis, Mississippi, Boomtown Biloxi in Biloxi, Mississippi and Hollywood Casino Baton Rouge in Baton Rouge, Louisiana in anticipation of Hurricane Katrina. Hollywood Casino Baton Rouge subsequently reopened on August 30, 2005. However, due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume until June 29, 2006 and August 31, 2006, respectively. In addition, several of our casinos are subject to risks generally associated with the movement of vessels on inland waterways, including risks of collision or casualty due to river turbulence and traffic. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period.

        The extent to which we can recover under our insurance policies for damages sustained at our Gulf Coast properties in the event of future hurricanes, as well as changes in the local gaming market as a result of a hurricane could adversely affect our business.

        On August 28, 2005, we closed Hollywood Casino Bay St. Louis in Bay St. Louis, Mississippi and Boomtown Biloxi casino in Biloxi, Mississippi in anticipation of Hurricane Katrina. Due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume until June 29, 2006 and August 31, 2006, respectively. We maintain significant property insurance, including business interruption coverage, for both Hollywood Casino Bay St. Louis and Boomtown Biloxi. However, there can be no assurances that we will be fully or promptly compensated for weather-related losses at any of our facilities in the event of future hurricanes. Our experience demonstrates that the infrastructure damage caused by hurricanes to the surrounding communities can adversely affect the local gaming markets by making travel and staffing more difficult.

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

        We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to sell or rent property. The Bullwhackers and Silver Hawk Casinos are located within the geographic footprint of the Clear Creek/Central City Superfund Site, a large area of historic mining activity which is the subject of state and federal clean-up actions. Although we have not been named a potentially responsible party for this Superfund Site, it is possible that as a result of our ownership and operation of these properties (on which mining may have occurred in the past), we may incur costs related to this matter in the future. Furthermore, we are aware that there is or may be soil or groundwater contamination at certain of our facilities resulting from current or former operations. These matters are in various stages of investigation, and we are not able at this time to estimate the costs that will be required to resolve them. Additionally, certain of the gaming chips used at many gaming properties, including ours, have been found to contain some level of lead. Analysis by third parties has indicated the normal handling of the chips does not create a health hazard. We are in the process of evaluating potential environmental issues and our disposal alternatives. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

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

        Effective October 1, 2004, we signed an agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course that expires on September 30, 2011. At the Charles Town Entertainment Complex, we have an agreement with the Charles Town Horsemen that expires on December 31, 2008 and one with the breeders that expires on June 30, 2008. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on December 31, 2010. Our agreement with the Maine Harness Horsemen Association at Bangor Raceway expires at the end of the 2008 racing season. Pennwood Racing, Inc. also has an agreement in effect with the horsemen at Freehold Raceway, which expires in May 2009.

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

        Some of our employees are currently represented by labor unions. A lengthy strike or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and results of operations. Labor unions are making a concerted effort to recruit more employees in the gaming industry. We cannot provide any assurance that we will not experience additional and more successful union activity in the future.

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

        We intend to finance our current and future expansion and renovation projects primarily with cash flow from operations, borrowings under our current senior secured credit facility and equity or debt financings. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining additional equity financing or joint venture partners, or modifying our senior secured credit facility. Depending on credit market conditions, these sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

        Our indebtedness imposes restrictive covenants on us.

        Our existing senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, our existing senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. A failure to comply with the restrictions contained in our senior secured credit facility and the indentures governing our existing senior subordinated notes could lead to an event of default thereunder which could result in an acceleration of such indebtedness. In addition, the indentures relating to our senior subordinated notes restrict, among other things, our ability to incur additional indebtedness (excluding certain indebtedness under senior secured credit facility), make certain payments and dividends or merge or consolidate. A failure to comply with the restrictions in any of the indentures governing the notes could result in an event of default under such indenture which could result in an acceleration of such indebtedness and a default under our other debt, including our existing senior subordinated notes and our senior secured credit facility.

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

        Our stock price may fluctuate in response to a number of events and factors, such as variations in operating results, actions by various regulatory agencies and legislatures, the perceived progress of the closing of the Merger, litigation, operating competition, market perceptions, progress with respect to potential acquisitions, changes in financial estimates and recommendations by securities analysts, the actions of rating agencies, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        The following describes our principal real estate properties:

        Charles Town Entertainment Complex.    We own a 300-acre parcel in Charles Town, West Virginia, a portion of which contains the Charles Town Entertainment Complex. The property also includes a 3/4 mile all-weather, lighted thoroughbred racetrack and an enclosed grandstand/clubhouse.

        Argosy Casino Lawrenceburg.    The Argosy VI is a riverboat casino, which we own. We own and lease 52 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the Argosy VI, and includes an entertainment pavilion, a 300-room hotel, and a parking garage. In addition, we own a 52-acre parcel on Route 50 which we use for remote parking.

        Hollywood Casino Aurora.    We own a dockside barge structure and land-based pavilion in Aurora, Illinois. The property also includes two parking garages under capital lease agreements.

        Empress Casino Hotel.    We own approximately 276 acres in Joliet, Illinois, which includes a barge-based casino, a 100-room hotel and an entertainment pavilion.

        Argosy Casino Riverside.    We own approximately 41 acres in Riverside, Missouri, which includes a barge-based casino, a 258-room luxury hotel, an entertainment/banquet facility and a parking garage.

        Hollywood Casino Baton Rouge.    The Hollywood Casino Baton Rouge is a four-story riverboat casino, which we own. We own a 17.4-acre site on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The property site serves as the dockside embarkation for the Hollywood Casino Baton Rouge and features a two-story building. We also own 5.5 acres of land that are used primarily for offices, warehousing, and parking. In December 2007, we agreed to acquire 3.8 acres of adjacent land and jointly construct a railroad underpass with the seller of the land. The underpass will provide unimpeded access to the casino property and to property owned by the seller for future development.

        Argosy Casino Alton.    The Alton Belle II is a riverboat casino, which we own. We lease a 2.5-acre parcel in Alton, Illinois, a portion of which serves as the dockside boarding for the Alton Belle II. The dockside facility includes an entertainment pavilion and office space. In addition, we lease an office building adjacent to the property and own an office building nearby.

        Hollywood Casino Tunica.    We lease approximately 70 acres of land in Tunica, Mississippi, which contains a single-level casino, a 494-room hotel, and other land-based facilities.

        Hollywood Casino Bay St. Louis.    We own approximately 614 acres in the city of Bay St. Louis, Mississippi, including the 17-acre marina. The property includes an 18-hole golf course, a 291-room hotel, and other land-based facilities, all of which we own.

        Argosy Casino Sioux City.    We have a lease in Sioux City, Iowa, for the landing rights, which includes the dockside embarkation for the Argosy IV. The Argosy IV is a riverboat casino. We own the Argosy IV as well as adjacent barge facilities.

        Boomtown Biloxi.    We lease approximately 13 land acres, most of which is utilized for the gaming location, under a lease that expires in 2093. We also lease approximately 5 acres of submerged tidelands at the casino site from the State of Mississippi under a ten-year lease with a five-year option to renew. We own the barge on which the casino is located and all of the land-based facilities.

        Hollywood Slots at Bangor.    We lease approximately 26 acres located at Bass Park in Bangor, Maine, which consists of over 12,000 square feet of grandstand space with seating for 3,500 patrons. In addition, the Hollywood Slots at Bangor facility, which we lease, consists of just over 2 acres and is located near our Bass Park property. We own approximately 9 acres where the permanent facility, Hollywood Slots Hotel and Raceway, is being constructed.

        Bullwhackers.    Our Bullwhackers Casino, the adjoining Bullpen Casino and the Silver Hawk Casino are located on an approximately 4-acre site. We own the Bullwhackers Casino and Silver Hawk Casino properties and lease the Bullpen Casino property. On August 30, 2006, we purchased a gas station/convenience store located approximately 7 miles east of Bullwhackers Casino on Highway 119. This is approximately a 7.6 acre site.

        Black Gold Casino at Zia Park.    Our Black Gold Casino adjoins the Zia Park Racetrack and is located on an approximately 320-acre site.

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

        Hollywood Casino at Penn National Race Course.    We own approximately 625 acres in Grantville, Pennsylvania, of which 225 is where the Penn National Race Course is located. Currently, the property includes a one-mile all-weather thoroughbred racetrack and a 7/8-mile turf track, and a temporary simulcast facility. The property also includes approximately 400 acres surrounding the Penn National Race Course that are available for future expansion or development.

        Raceway Park.    We own approximately 92 acres in Toledo, Ohio, where Raceway Park is located. The property includes a 5/8-mile harness race track, including a clubhouse and a grandstand.

        Freehold Raceway.    Through our joint venture, we own a 51-acre site in Freehold in Western Monmouth County, New Jersey, where Freehold Raceway in located. The property features a half-mile oval harness track and a grandstand.

        Sanford-Orlando Kennel Club.    We own approximately 26 acres in Longwood, Florida where Sanford-Orlando Kennel Club is located. The property includes a 1/4 mile racing surface, a clubhouse dining facility and a main grandstand building plus a parking lot. Kennel facilities for up to 1,300 greyhounds are located at a leased location approximately 1/2 mile from the racetrack enclosure.

        Off-track wagering facilities ("OTWs").    We lease our four currently-operating OTW facilities. We also own the property where the closed Williamsport OTW facility operated through June 2007. The following is a list of our four currently-operating OTW facilities and their locations:

Our OTW Locations

Location	Size (Sq. Ft.)	Owned/Leased	Date Opened
Reading, PA	22,500	Leased	May 1992
Chambersburg, PA	12,500	Leased	April 1994
York, PA	25,000	Leased	March 1995
Lancaster, PA	24,000	Leased	July 1996

        Other.    We lease 42,348 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of Peter M. Carlino, our Chairman and Chief Executive Officer. We believe the lease terms for the executive office and warehouse to be no less favorable than such lease terms that could have been obtained from unaffiliated third parties.

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

        The following proceedings could result in costs, settlements, damages, or rulings that materially impact our consolidated financial condition or operating results. In each instance, we believe that we have meritorious defenses, claims and/or counter-claims, and we intend to vigorously defend ourselves or pursue our claim.

        In November 2005, Capital Seven, LLC and Shawn A. Scott (collectively, "Capital Seven"), the sellers of Bangor Historic Track, Inc. ("BHT"), filed a demand for arbitration with the American Arbitration Association seeking $30 million plus interest and other damages. Capital Seven alleges a breach of contract by us based on our payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price Capital Seven claims is due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on our operations, and currently are disputing the effective tax rate. Pursuant to the dispute resolution procedures, we deposited $30 million in escrow, pending a resolution. This amount is included in other assets within the consolidated balance sheets at December 31, 2007 and 2006. The parties are actively involved in discovery, and arbitration is currently scheduled for April 2008.

        In conjunction with our acquisition of Argosy in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, we became responsible for litigation initiated over eight years ago related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost gaming revenues that the plaintiff contended it could have earned if the gaming license had been properly issued to the plaintiff. On October 2, 2006, we prevailed on a partial summary judgment motion which limited plaintiff's damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys' fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys' fees, costs and interest. We have established an appropriate reserve and have bonded the judgment pending its appeal. Both the plaintiff and us have appealed the judgment to the First Circuit Court of Appeals in Louisiana. We have the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy's recoupment rights.

        In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah's Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the "Court"), asking the Court to declare the law unconstitutional. The casinos began paying the 3% tax surcharge during the three months ended June 30, 2006 into a protest fund which accrues interest during the pendency of the lawsuit. The accumulated funds will be returned to the casinos if they ultimately prevail in the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, the casinos will continue paying the 3% tax surcharge into the protest fund until a final order has been entered in the case. The

State of Illinois has appealed the ruling to the Illinois Supreme Court, and oral arguments were heard in November 2007. We anticipate that a ruling on the appeal will be made in the next several months.

        In August 2007, a complaint was filed on behalf of a putative class of our public shareholders, and derivatively on behalf of us, in the Court of Common Pleas of Berks County, Pennsylvania (the "Complaint"). The Complaint names our Board of Directors as defendants and us as a nominal defendant. The Complaint alleges, among other things, that the Board of Directors breached their fiduciary duties by agreeing to the proposed transaction with Fortress and Centerbridge for inadequate consideration, that certain members of the Board of Directors have conflicts with regard to the Merger, and that we and our Board of Directors have failed to disclose certain material information with regard to the Merger. The Complaint seeks, among other things, a court order: determining that the action is properly maintained as a class action and a derivative action; enjoining us and our Board of Directors from consummating the proposed Merger; and awarding the payment of attorneys' fees and expenses. We and the plaintiff have reached a tentative settlement in which we agreed to pay certain attorneys' fees and to make certain disclosures regarding the events leading up to the transaction with Fortress and Centerbridge in the proxy statement sent to shareholders in November 2007. Final settlement is contingent upon court approval and consummation of the transaction with Fortress and Centerbridge.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
A Special Meeting of Shareholders was held on December 12, 2007.

(c)
Certain matters voted upon at the Meeting and the votes cast with respect to such matters are as follows:

          (i)    Approve and adopt the Agreement and Plan of Merger, dated as of June 15, 2007, by and among Penn National Gaming, Inc., PNG Acquisition Company Inc. and PNG Merger Sub Inc. (the "Merger"):

Votes For	Votes Against	Abstentions	Broker Non-Votes
70,262,096	432,721	31,878	—

          (ii)   Adjournment and postponement of the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the meeting to adopt the Merger Agreement:

Votes For	Votes Against	Abstentions	Broker Non-Votes
68,286,445	2,381,160	59,090	—

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Range of Market Price

        Our common stock is quoted on The NASDAQ Global Select Market under the symbol "PENN." The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Select Market.

	High	Low
2007
First Quarter	$47.99	$39.94
Second Quarter	63.68	42.06
Third Quarter	61.00	54.40
Fourth Quarter	62.30	56.67
2006
First Quarter	$42.48	$30.95
Second Quarter	43.59	35.00
Third Quarter	39.09	31.01
Fourth Quarter	41.99	36.57

        The closing sale price per share of our common stock on The NASDAQ Global Select Market on February 14, 2008, was $48.61. As of February 14, 2008, there were approximately 628 holders of record of our common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial and operating data for the years ended December 31, 2007 and 2006 is derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The following selected consolidated financial and operating data for the years ended December 31, 2005, 2004, and 2003 are derived from our consolidated financial statements that had been audited by BDO Seidman, LLP, an independent registered public accounting firm. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

        The following is a listing of our acquisitions and dispositions that occurred during the five-year period ended December 31, 2007:

  •
  In March 2003, we acquired Hollywood Casino Corporation.

  •
  In January 2005, we transferred the operations of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority ("MTGA"). The sale was not considered final until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding until August 7, 2006.

  •
  In July 2005, the Hollywood Casino Shreveport property was disposed of.

  •
  In October 2005, we acquired Argosy Gaming Company ("Argosy") and divested the Argosy Casino Baton Rouge property.

  •
  In April 2007, we acquired Black Gold Casino at Zia Park.

  •
  In October 2007, we acquired Sanford-Orlando Kennel Club.

	Year Ended December 31,
	2007(1)	2006	2005(2)	2004	2003(3)
	(in thousands, except per share data)
Income statement data:(4)
Net revenues	$2,436,793	$2,244,547	$1,369,105	$1,105,290	$980,520
Total operating expenses	1,938,984	1,666,706	1,125,557	891,510	803,985

Income from continuing operations	497,809	577,841	243,548	213,780	176,535
Other expenses, net	(205,569)	(207,909)	(101,778)	(76,152)	(76,878)

Income from continuing operations before income taxes	292,240	369,932	141,770	137,628	99,657
Taxes on income	132,187	156,852	54,593	50,288	37,463

Net income from continuing operations	160,053	213,080	87,177	87,340	62,194
Income (loss) from discontinued operations	—	114,008	33,753	(15,856)	(10,723)

Net income	$160,053	$327,088	$120,930	$71,484	$51,471

Per share data:(5)
Earnings (loss) per share—Basic
Income from continuing operations	$1.87	$2.53	$1.05	$1.09	$0.79
Discontinued operations, net of tax	—	1.35	0.41	(0.20)	(0.14)

Basic earnings per share	$1.87	$3.88	$1.46	$0.89	$0.65

Earnings (loss) per share—Diluted
Income from continuing operations	$1.81	$2.46	$1.02	$1.05	$0.77
Discontinued operations, net of tax	—	1.32	0.39	(0.19)	(0.14)

Diluted earnings per share	$1.81	$3.78	$1.41	$0.86	$0.63

Weighted shares outstanding—Basic	85,578	84,229	82,893	80,510	78,946
Weighted shares outstanding—Diluted	88,384	86,634	85,857	83,508	81,224
Other data:
Net cash provided by operating activities	$431,219	$281,809	$150,475	$197,164	$140,779
Net cash used in investing activities	(611,617)	(302,341)	(1,978,800)	(67,114)	(331,607)
Net cash provided by (used in) financing activities	186,255	56,427	1,873,221	(124,177)	217,459
Depreciation and amortization	147,915	123,951	72,531	65,785	57,471
Interest expense	198,059	196,328	89,344	75,720	76,616
Capital expenditures	361,155	408,883	121,135	68,957	56,733
Balance sheet data:
Cash and cash equivalents(6)	$174,372	$168,515	$132,620	$87,620	$81,567
Total assets	4,967,032	4,514,082	4,190,404	1,632,701	1,609,599
Total debt(6)	2,974,922	2,829,448	2,786,229	858,909	990,123
Shareholders' equity	1,120,962	921,163	546,543	398,092	309,878

(1)
Reflects the operations of Black Gold Casino at Zia Park since April 16, 2007, and Sanford-Orlando Kennel Club since October 17, 2007.

(2)
Reflects the operations of Argosy properties since the October 1, 2005 acquisition effective date.

(3)
Reflects the operations of the Hollywood Casino properties since the March 1, 2003 acquisition effective date.

(4)
For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

(5)
Per share data has been retroactively restated to reflect the increased number of common stock shares outstanding as a result of our March 7, 2005 stock split.

(6)
Does not include discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

        We are a leading, diversified, multi-jurisdictional owner and operator of gaming and pari-mutuel properties. We currently own or operate nineteen facilities in fifteen jurisdictions, including Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario. We believe that our portfolio of assets provides us with a diversified cash flow from operations.

        We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, including the acquisitions of Hollywood Casino Corporation in March 2003, Argosy Gaming Company ("Argosy") in October 2005, Black Gold Casino at Zia Park in April 2007, and Sanford-Orlando Kennel Club in October 2007.

        On June 15, 2007, we announced that we had entered into a merger agreement that would ultimately result in our shareholders receiving $67.00 per share. Specifically, we, PNG Acquisition Company Inc. ("Parent") and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent ("Merger Sub"), announced that we entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the "Merger Agreement"), that provides, among other things, for Merger Sub to be merged with and into us (the "Merger"), as a result of which we will continue as the surviving corporation and will become a wholly-owned subsidiary of Parent. Parent is indirectly owned by certain funds (the "Funds") managed by affiliates of Fortress Investment Group LLC ("Fortress") and Centerbridge Partners, L.P. ("Centerbridge"). On December 12, 2007, our shareholders approved the Merger Agreement. Based upon the tally of shares voted, with 81.6% of our outstanding shares voting, 99.3% of the shares were voted in favor of the transaction. We are seeking to complete the transaction late in the second quarter of 2008. The timing of any closing is subject to obtaining certain regulatory approvals and satisfying other customary closing conditions. See "Risk Factors—Risks Related to the Consummation of the Merger Agreement" on page 17 of this Annual Report on Form 10-K for a discussion of the risk in connection with the consummation of the Merger.

        The vast majority of our revenues is gaming revenue, derived primarily from gaming on slot machines and, to a lesser extent, table games. Other revenues are derived from our management service fee from Casino Rama, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities ("OTWs").

        We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties, particularly in attractive regional markets.

        Key performance indicators related to gaming revenue are slot handle (volume indicator), table game drop (volume indicator) and "win" or "hold" percentages. Our typical property slot win percentage is in the range of 6% to 10% of slot handle, and our typical table game win percentage is in the range of 15% to 25% of table game drop.

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

Executive Summary

        Factors affecting our results for the year ended December 31, 2007, as compared to the year ended December 31, 2006, included revenue growth at several of our properties, the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, the acquisition of Black Gold Casino at Zia Park, and lower insurance costs. These increases were partially offset by decreases in net revenues at Empress Casino Hotel and Hollywood Casino Baton Rouge, costs related to our support of local referenda in Kansas and West Virginia, and costs associated with our previously announced Merger.

Highlights for the year:

  •
  Net revenues increased $192.2 million, or 8.6%, for the year ended December 31, 2007, as compared to the year ended December 31, 2006, primarily due to revenue growth at several of our properties, including the Argosy Casino Riverside, Charles Town Entertainment Complex, Hollywood Casino Aurora, Argosy Casino Lawrenceburg, and Hollywood Slots at Bangor, the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, and the acquisition of Black Gold Casino at Zia Park, which we acquired in mid-April 2007, all of which were partially offset by decreases in net revenues at Empress Casino Hotel, due to continued competitive pressures, and Hollywood Casino Baton Rouge, due to ongoing post-hurricane market stabilization.

  •
  On October 17, 2007, pursuant to the Asset Purchase Agreement dated July 5, 2007, we completed the purchase of Sanford-Orlando Kennel Club in Longwood, Florida from Sanford-Orlando Kennel Club, Inc. and Collins and Collins. In connection with the purchase, we also secured a right of first refusal with respect to a majority stake in the Sarasota Kennel Club in Sarasota, Florida. The purchase price for the Sanford-Orlando Kennel Club provides for additional consideration to be paid by us based upon certain future regulatory developments. Located on approximately 26 acres in Longwood, Florida, the Sanford-Orlando Kennel Club features year-round greyhound racing, a simulcast wagering facility, a clubhouse lounge and two dining areas. The results of the Sanford-Orlando Kennel Club have been included in our consolidated financial statements since the acquisition date.

  •
  In June 2007, we renewed our first layer of property insurance coverage in the amount of $200 million. The $200 million coverage, which is effective from August 8, 2007 through December 31, 2010, is on an "all risk" basis, including, but not limited to, coverage for "named windstorms," floods and earthquakes. Also, we purchased an additional $400 million of "all risk" coverage that is subject to certain exclusions including, among others, exclusions for "named windstorms," floods and earthquakes. The additional $400 million coverage is effective from August 8, 2007 through June 1, 2008. There is a $25 million deductible for "named windstorm" events, and lesser deductibles as they apply to other perils. Both layers are subject to specific policy terms, conditions and exclusions. The premium for the new property insurance coverage is expected to be $8.2 million less, from August 8, 2007 until August 7, 2008, than it was from August 8, 2006 until August 7, 2007.

  •
  On April 16, 2007, pursuant to the Asset Purchase Agreement dated November 7, 2006 among Zia Partners, LLC ("Zia"), Zia Park LLC (the "Buyer"), one of our wholly-owned subsidiaries, and (solely with respect to specified sections thereof which relate to our guarantee of the Buyer's payment and performance) us, the Buyer completed the acquisition of the Black Gold Casino at Zia Park and all related assets of Zia. We funded this purchase with additional borrowings under our existing $750 million revolving credit facility. The results of the Black Gold Casino at Zia Park have been included in our consolidated financial statements since the acquisition date.

Other Developments:

  •
  On February 6, 2008, we announced that we named Timothy J. Wilmott to the position of President and Chief Operating Officer.

  •
  On December 12, 2007, we announced that we received the unanimous endorsement of the Sumner County Commissioners for our proposed destination resort in Wellington, Kansas. We secured one of two endorsements from the Sumner County Commissioners, which is a prerequisite in negotiating for, and ultimately securing, a state lottery gaming facility management contract. Sumner County is in the South Central Gaming Zone, one of four areas of the state where gaming is authorized under the new Kansas Expanded Lottery Act ("KELA").

  •
  On November 28, 2007, we announced that we would not proceed with our proposed acquisition of Rosecroft Raceway, a harness racetrack located in Prince George's County, Maryland near Washington, D.C.

  •
  On August 31, 2007, we filed a license application with the Kansas Lottery Commission to be considered as a Lottery Gaming Facility Manager at a destination casino resort in Cherokee County. Cherokee County is within the Southeast Gaming Zone, one of four areas of the state where gaming is authorized under the new KELA. We previously earned an exclusive endorsement from the Cherokee County Commissioners and executed a pre-development agreement with the host community. On August 23, 2007 an action was filed by the Kansas Attorney General challenging the constitutionality of KELA. The challenge is based on the prohibition in the Kansas constitution of all lotteries except those owned by the State of Kansas. On February 1, 2008, the Shawnee County District Court upheld the constitutionality of KELA. The Attorney General is appealing the ruling to the Kansas Supreme Court.

  •
  On June 15, 2007, we announced that we entered into a Merger Agreement that would ultimately result in our shareholders receiving $67.00 per share. Specifically, we, Parent and Merger Sub, announced that we entered into a Merger Agreement that provides, among other things, for the Merger, as a result of which we will continue as the surviving corporation and will become a wholly-owned subsidiary of Parent. Parent is indirectly owned by Funds managed by affiliates of Fortress and Centerbridge. On December 12, 2007, our shareholders approved the Merger Agreement. Based upon the tally of shares voted, with 81.6% of our outstanding shares voting, 99.3% of the shares were voted in favor of the transaction. We are seeking to complete the transaction late in the second quarter of 2008. The timing of any closing is subject to obtaining certain regulatory approvals and satisfying other customary closing conditions. See "Risk Factors—Risks Related to the Consummation of the Merger Agreement" on page 17 of this Annual Report on Form 10-K for a discussion of the risk in connection with the consummation of the Merger.

  •
  On June 9, 2007, citizens in Jefferson County, West Virginia, voted against the placement of table games at the Charles Town Entertainment Complex. According to the West Virginia Lottery Racetrack Table Games Act, we will have to wait at least two years from June 9, 2007 before we can propose another table games referendum vote.

  •
  On June 6, 2007, we announced that our shareholders approved our Annual Incentive Plan and the performance goals thereunder, and voted against the 2007 Employee Long Term Incentive Compensation Plan and the 2007 Long Term Incentive Compensation Plan for Non-Employee Directors of the Company (the "2007 Equity Compensation Plans"). Accordingly, we also announced that we would not proceed with our previously announced program to repurchase up to $200 million of our common stock, as it was conditioned on shareholder approval of the 2007 Equity Compensation Plans.

  •
  In April 2007, we opened Argosy Casino Riverside's Mediterranean-themed, nine-story, 258-room hotel and spa to the public, as well as our latest expansion at the Charles Town Entertainment Complex.

  •
  On March 23, 2007, BTN, Inc. ("BTN"), one of our wholly-owned subsidiaries, entered into an amended and restated ground lease (the "Amended Lease") with Skrmetta MS, LLC. The lease amended the prior ground lease, dated October 19, 1993. The Amended Lease requires BTN to maintain a minimum gaming operation on the leased premises and to pay rent equal to 5% of adjusted gaming win after gaming taxes have been deducted. The term of the Amended Lease expires on January 1, 2093. The lessor purchased property owned by BTN and certain other of our wholly-owned subsidiaries in the vicinity of Boomtown Biloxi casino for $12.8 million. As a result of the execution of the Amended Lease, all litigation between the lessor and BTN was settled and dismissed.

  •
  On January 22, 2007, we completed a claim settlement agreement (the "Claim Settlement Agreement") with Allianz Global Risks US Insurance Company, Arch Insurance Company, Everest Reinsurance (Bermuda) Ltd., Princeton Excess and Surplus Lines Insurance Company, U.S. Fire Insurance Company, XL Insurance Company Ltd., HCC International Insurance Co. PLC (Houston Casualty) and certain underwriters at Lloyd's (together, the "Insurers") with respect to the business interruption and property damage claims under our all-risk property insurance program resulting from Hurricane Katrina's impact on our Hollywood Casino Bay St. Louis and Boomtown Biloxi properties (the "Hurricane Katrina Claims"). Pursuant to the Claim Settlement Agreement, which had an effective date of December 31, 2006, the Insurers paid us an aggregate of $100 million in January 2007, which was in addition to the $125 million in reimbursements that we previously received from the Insurers in connection with the Hurricane Katrina Claims, and both we and the Insurers agreed to release each other from, and covenanted not to sue each other regarding, any other claims arising from the Hurricane Katrina catastrophe.

  •
  In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the "Court"), asking the Court to declare the law unconstitutional. The casinos began paying the 3% tax surcharge during the three months ended June 30, 2006 into a protest fund which accrues interest during the pendency of the lawsuit, and have subsequently expensed approximately $24.7 million in incremental tax, including $15.4 million during the year ended December 31, 2007. The accumulated funds will be returned to the casinos if they ultimately prevail in the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, the casinos will continue paying the 3% tax surcharge into the protest fund until a final order has been entered in the case. The State of Illinois has appealed the ruling to the Illinois Supreme Court, and oral arguments were heard in November 2007. We anticipate that a ruling on the appeal will be made in the next several months.

  •
  We are continuing to build and develop several of our properties, including the Charles Town Entertainment Complex, Argosy Casino Lawrenceburg and the permanent Hollywood Slots at Bangor, which will be called the Hollywood Slots Hotel and Raceway. Additional information regarding our capital projects is discussed in detail in the section entitled "Liquidity and Capital Resources—Capital Expenditures" below.

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

Long-lived assets

        At December 31, 2007, we had a net property and equipment balance of $1,688.4 million within the consolidated balance sheet, representing 34% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

        At December 31, 2007, we had $2,013.1 million in goodwill and $777.4 million in other intangible assets within the consolidated balance sheet, representing 41% and 16% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

        In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions and projections for future operations. Goodwill is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), issued by the Financial Accounting Standards Board ("FASB"), we consider our gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized. The annual evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

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

        We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of SFAS 109, on January 1, 2007. FIN 48 created a single model to address uncertainty in tax positions, and clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        As a result of the implementation of FIN 48, we recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2007.

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

Results of Operations

        The following are the most important factors and trends that contribute to our operating performance:

  •
  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as in Pennsylvania, Maine and Kansas) and property expansion in under-penetrated markets (such as at our Lawrenceburg property).

  •
  The actions of government bodies can affect our operations in a variety of ways. For instance, the continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. In addition, government bodies may restrict, prevent or negatively impact operations in the jurisdictions in which we do business (such as through the smoking ban in Illinois that was signed in July 2007 and became effective on January 1, 2008).

  •
  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Kansas and Kentucky) and potential competitive threats to business at our existing properties (such as in Kansas, Maryland, Ohio, and Kentucky). The timing and occurrence of these events remain uncertain. We also face uncertainty regarding anticipated gaming expansion by one of our competitors in Baton Rouge, Louisiana. Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

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

        The results of continuing operations for the years ended December 31, 2007, 2006, and 2005 are summarized below:

Year Ended December 31,	2007	2006	2005
	(in thousands)
Revenues:
Gaming	$2,227,944	$2,057,617	$1,211,360
Management service fee	17,273	18,146	18,596
Food, beverage and other	320,520	275,700	213,089

Gross revenues	2,565,737	2,351,463	1,443,045
Less promotional allowances	(128,944)	(106,916)	(73,940)

Net revenues	2,436,793	2,244,547	1,369,105

Operating expenses:
Gaming	1,155,062	1,061,904	644,801
Food, beverage and other	247,576	224,673	160,796
General and administrative	388,431	349,909	198,109
Hurricane	—	(128,253)	21,145
Goodwill impairment	—	34,522	—
Settlement costs	—	—	28,175
Depreciation and amortization	147,915	123,951	72,531

Total operating expenses	1,938,984	1,666,706	1,125,557

Income from continuing operations	$497,809	$577,841	$243,548

        The results of continuing operations by property for the years ended December 31, 2007, 2006, and 2005 are summarized below:

				Income (loss) from Continuing Operations
	Net Revenues
Year Ended December 31,
	2007	2006	2005	2007	2006	2005
	(in thousands)
Charles Town Entertainment Complex	$500,800	$485,197	$440,641	$127,277	$122,938	$109,495
Argosy Casino Lawrenceburg(1)	478,719	474,046	107,259	142,690	139,267	31,792
Hollywood Casino Aurora	251,877	245,475	227,339	73,914	70,140	65,972
Empress Casino Hotel(1)	225,794	238,843	58,228	38,821	47,822	14,019
Argosy Casino Riverside(1)	174,426	153,441	34,844	42,388	37,744	7,680
Hollywood Casino Baton Rouge	135,869	144,001	129,675	47,417	52,097	16,645
Argosy Casino Alton(1)	119,166	115,194	26,046	29,709	21,373	3,615
Hollywood Casino Tunica	103,858	106,352	106,496	19,536	19,393	19,187
Hollywood Casino Bay St. Louis	96,622	32,184	69,595	4,850	35,810	(5,855)
Argosy Casino Sioux City(1)	54,417	53,909	13,218	13,259	13,363	2,929
Boomtown Biloxi	86,159	51,421	45,714	12,979	72,812	346
Hollywood Slots at Bangor	46,689	40,871	5,957	9,523	7,332	(1,845)
Bullwhackers	28,882	26,812	29,435	1,149	947	2,028
Black Gold Casino at Zia Park(2)	58,572	—	—	16,702	—	—
Casino Rama management service contract	17,273	18,146	18,595	15,899	16,765	17,234
Pennsylvania Racing Operations	48,488	50,303	53,777	(9,451)	629	(2,956)
Raceway Park(1)	7,814	8,352	2,286	(1,119)	(651)	124
Sanford-Orlando Kennel Club(3)	1,368	—	—	(3)	—	—
Earnings from Pennwood Racing, Inc.	—	—	—	—	—	—
Corporate overhead	—	—	—	(87,731)	(79,940)	(36,862)

Total	$2,436,793	$2,244,547	$1,369,105	$497,809	$577,841	$243,548

(1)
Reflects results since the October 1, 2005 acquisition effective date.

(2)
Reflects results since the April 16, 2007 acquisition effective date.

(3)
Reflects results since the October 17, 2007 acquisition effective date.

Revenues

        Revenues for the year ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

Year ended December 31,	2007	2006	Variance	Percentage Variance
Gaming	$2,227,944	$2,057,617	$170,327	8.3%
Management service fee	17,273	18,146	(873)	(4.8)%
Food, beverage and other	320,520	275,700	44,820	16.3%

Gross revenues	2,565,737	2,351,463	214,274	9.1%
Less promotional allowances	(128,944)	(106,916)	(22,028)	20.6%

Net revenues	$2,436,793	$2,244,547	$192,246	8.6%

Year ended December 31,	2006	2005	Variance	Percentage Variance
Gaming	$2,057,617	$1,211,360	$846,257	69.9%
Management service fee	18,146	18,596	(450)	(2.4)%
Food, beverage and other	275,700	213,089	62,611	29.4%

Gross revenues	2,351,463	1,443,045	908,418	63.0%
Less promotional allowances	(106,916)	(73,940)	(32,976)	44.6%

Net revenues	$2,244,547	$1,369,105	$875,442	63.9%

Gaming revenue

        Gaming revenue increased by $170.3 million, or 8.3%, to $2,227.9 million in 2007, primarily due to the reopening of Hollywood Casino Bay St. Louis, the acquisition of Black Gold Casino at Zia Park, the reopening of Boomtown Biloxi, and revenue growth at several of our properties, all of which were partially offset by decreases at Empress Casino Hotel and Hollywood Casino Baton Rouge.

        Gaming revenue at Hollywood Casino Bay St. Louis increased by $57.1 million in 2007, as the property was closed from August 28, 2005 until August 31, 2006 due to Hurricane Katrina.

        Gaming revenue at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, was $53.0 million in 2007.

        Gaming revenue at Boomtown Biloxi increased by $31.9 million in 2007, as the property was closed from August 28, 2005 until June 29, 2006 due to Hurricane Katrina.

        Gaming revenue at Argosy Casino Riverside increased by $16.4 million in 2007, primarily due to successful marketing promotions and increased patronage at the property due to the opening of its hotel to the public in April 2007.

        Gaming revenue at the Charles Town Entertainment Complex increased by $14.4 million in 2007, primarily due to an increase in gaming play as a result of slot expansion and an aggressive advertising and promotional campaign.

        Gaming revenue at Hollywood Casino Aurora increased by $6.2 million in 2007, primarily due to increases in slot and table game revenues resulting from the continued refinement of marketing programs and the incentives offered to existing customers, as well as increases in slot hold, all of which were partially offset by a decrease in slot handle. Slot revenue benefited from the expansion of highly popular low-denomination video slot machines, which generate a higher win per unit and hold percentages than other slot machines.

        Gaming revenue at Hollywood Slots at Bangor increased by $5.7 million in 2007, due to continued growth in the Bangor market.

        Gaming revenue at Argosy Casino Lawrenceburg increased by $4.7 million in 2007, primarily due to an increase in poker room revenue, as the poker room was not in operation in the first quarter of 2006, and decreases in sales incentives and point loyalty programs. The increase in gaming revenue was partially offset by decreases in slot and table game revenues.

        Gaming revenue at Empress Casino Hotel decreased by $12.8 million in 2007, due to continued competitive pressures.

        Gaming revenue at Hollywood Casino Baton Rouge decreased by $8.3 million in 2007 due to ongoing post-hurricane market stabilization.

        Gaming revenue increased by $846.3 million, or 69.9%, to $2,057.6 million in 2006, primarily due to the addition of the Argosy properties, which increased gaming revenue by $761.6 million, the introduction of the Hollywood Slots at Bangor, which had increased gaming revenue of $33.3 million from 2005, and revenue growth at several of our properties. Gaming revenue increased at the Charles Town Entertainment Complex by $45.4 million in 2006, due to an increase in patronage due to increased market awareness and expansion of the property. Gaming revenue increased at Hollywood Casino Aurora by $18.5 million in 2006, as a result of the continued refinement of the marketing programs implemented in 2005 and increases to the incentives offered to existing customers. Gaming revenue increased at Hollywood Casino Baton Rouge by $14.0 million in 2006, as a result of the population growth in the Baton Rouge area, the economic impact of the regional recovery efforts and the reduced competition from casinos on the Mississippi Gulf Coast, all of which were related to the impact of Hurricane Katrina on the region. All of these increases were partially offset by a decrease of $29.1 million at Hollywood Casino Bay St. Louis, which was closed from August 28, 2005 until August 31, 2006 due to Hurricane Katrina.

Food, beverage and other revenue

        Food, beverage and other revenue increased by $44.8 million, or 16.3%, to $320.5 million in 2007, primarily due to the reopening of Hollywood Casino Bay St. Louis, the opening of the Argosy Casino Riverside hotel, the reopening of Boomtown Biloxi, the acquisition of Black Gold Casino at Zia Park, and our purchase and opening of a gas station/convenience store near the Bullwhackers facility.

        Food, beverage and other revenue at Hollywood Casino Bay St. Louis increased by $20.3 million in 2007, as the property was closed from August 28, 2005 until August 31, 2006 due to Hurricane Katrina.

        Food, beverage and other revenue at Argosy Casino Riverside increased by $7.1 million in 2007, primarily due to the opening of its hotel to the public in April 2007.

        Food, beverage and other revenue at Boomtown Biloxi increased by $6.3 million in 2007, as the property was closed from August 28, 2005 until June 29, 2006 due to Hurricane Katrina.

        Food, beverage and other revenue at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, was $5.8 million in 2007.

        Food, beverage and other revenue at Bullwhackers increased by $2.4 million in 2007, primarily due to our purchase and opening of a gas station/convenience store near the Bullwhackers facility during the third quarter of 2006.

        Food, beverage and other revenue increased by $62.6 million, or 29.4%, to $275.7 million in 2006, primarily due to the addition of the Argosy properties, which increased food, beverage and other revenue by $78.9 million, partially offset by decreases of $13.8 million and $2.1 million at Hollywood Casino Bay St. Louis and Boomtown Biloxi, which were closed from August 28, 2005 until August 31,

2006 and June 29, 2006, respectively, due to Hurricane Katrina, and a decrease of $3.9 million at Penn National Race Course, which was modified from a permanent facility to a temporary facility in 2006, as construction began on Hollywood Casino at Penn National Race Course.

Promotional allowances

        Promotional allowances increased by $22.0 million, or 20.6%, to $128.9 million in 2007, primarily due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, as well as increased wagering by some of our customers at our Pennsylvania Racing Operations and the opening of the Argosy Casino Riverside hotel.

        Promotional allowances at Hollywood Casino Bay St. Louis increased by $13.0 million in 2007, as the property was closed from August 28, 2005 until August 31, 2006 due to Hurricane Katrina.

        Promotional allowances at Boomtown Biloxi increased by $3.6 million in 2007, as the property was closed from August 28, 2005 until June 29, 2006 due to Hurricane Katrina.

        Promotional allowances at Pennsylvania Racing Operations increased by $3.0 million in 2007, primarily due to an increase in wagering by customers who receive point rebates.

        Promotional allowances at Argosy Casino Riverside increased by $2.6 million in 2007, primarily due to the opening of its hotel to the public in April 2007 and gaming revenue growth.

        Promotional allowances increased by $33.0 million, or 44.6%, to $106.9 million in 2006, primarily due to the Argosy acquisition, which increased promotional allowances by $38.5 million, partially offset by a decrease at Hollywood Casino Bay St. Louis of $5.5 million, which was closed from August 28, 2005 until August 31, 2006 due to Hurricane Katrina.

Operating Expenses

        Operating expenses for the year ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

Year ended December 31,	2007	2006	Variance	Percentage Variance
Gaming	$1,155,062	$1,061,904	$93,158	8.8%
Food, beverage and other	247,576	224,673	22,903	10.2%
General and administrative	388,431	349,909	38,522	11.0%
Hurricane	—	(128,253)	128,253	100.0%
Goodwill impairment	—	34,522	(34,522)	(100.0)%
Depreciation and amortization	147,915	123,951	23,964	19.3%

Total operating expenses	$1,938,984	$1,666,706	$272,278	16.3%

Year ended December 31,	2006	2005	Variance	Percentage Variance
Gaming	$1,061,904	$644,801	$417,103	64.7%
Food, beverage and other	224,673	160,796	63,877	39.7%
General and administrative	349,909	198,109	151,800	76.6%
Hurricane	(128,253)	21,145	(149,398)	(706.5)%
Goodwill impairment	34,522	—	34,522	100.0%
Settlement costs	—	28,175	(28,175)	(100.0)%
Depreciation and amortization	123,951	72,531	51,420	70.9%

Total operating expenses	$1,666,706	$1,125,557	$541,149	48.1%

Gaming expense

        Gaming expense increased by $93.2 million, or 8.8%, to $1,155.1 million in 2007, primarily due to the reopening of Hollywood Casino Bay St. Louis, the acquisition of Black Gold Casino at Zia Park, the reopening of Boomtown Biloxi, and increases and decreases in gaming taxes and other gaming expense at our properties.

        Gaming expense at Hollywood Casino Bay St. Louis increased by $32.9 million in 2007, as the property was closed from August 28, 2005 until August 31, 2006 due to Hurricane Katrina.

        Gaming expense at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, was $29.1 million for 2007.

        Gaming expense at Boomtown Biloxi increased by $13.5 million in 2007, as the property was closed from August 28, 2005 until June 29, 2006 due to Hurricane Katrina.

        Gaming expense at the Charles Town Entertainment Complex increased by $9.9 million in 2007, primarily due to increased gaming taxes and purses resulting from higher gaming revenue.

        Gaming expense at Argosy Casino Riverside increased by $5.3 million in 2007, due to an increase in gaming taxes resulting from higher gaming revenue.

        Gaming expense at Empress Casino Hotel decreased by $5.9 million in 2007, primarily due to decreases in marketing expenses and gaming taxes.

        Gaming expense at Hollywood Casino Baton Rouge decreased by $3.9 million in 2007, primarily due to decreased gaming taxes resulting from lower gaming revenue.

        Gaming expense at Argosy Casino Alton decreased by $3.3 million in 2007, due to the expiration of the Illinois "hold harmless" tax minimum guarantee on July 1, 2007.

        Gaming expense increased by $417.1 million, or 64.7%, to $1,061.9 million in 2006, primarily due to the addition of the Argosy properties, increases at the Charles Town Entertainment Complex and Hollywood Casino Aurora, and the introduction of the Hollywood Slots at Bangor temporary facility. The addition of the Argosy properties increased gaming expense by $385.8 million. Gaming expense increased at the Charles Town Entertainment Complex by $26.6 million in 2006 due to increases in gaming taxes, which were a result of an increase in gaming revenue. Gaming expense increased at Hollywood Casino Aurora by $10.3 million due to increases in gaming taxes, which were a result of an increase in gaming revenue and the 3% Illinois tax surcharge. Gaming expense at the Hollywood Slots at Bangor temporary facility increased by $19.3 million, as the property opened to customers in November 2005. All of these increases were partially offset by a decrease at Hollywood Casino Bay St. Louis of $27.7 million, which was closed from August 28, 2005 until August 31, 2006 due to Hurricane Katrina.

Food, beverage and other expense

        Food, beverage and other expense increased by $22.9 million, or 10.2%, to $247.6 million in 2007, primarily due to the opening of the Argosy Casino Riverside hotel, the reopening of Hollywood Casino Bay St. Louis, the acquisition of Black Gold Casino at Zia Park, and the reopening of Boomtown Biloxi.

        Food, beverage and other expense at Argosy Casino Riverside increased by $5.8 million in 2007, primarily due to the opening of its hotel to the public in April 2007.

        Food, beverage and other expense at Hollywood Casino Bay St. Louis increased by $5.0 million in 2007, as the property was closed from August 28, 2005 until August 31, 2006 due to Hurricane Katrina.

        Food, beverage and other expense at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, was $4.1 million in 2007.

        Food, beverage and other expense at Boomtown Biloxi increased by $3.2 million in 2007, as the property was closed from August 28, 2005 until June 29, 2006 due to Hurricane Katrina.

        Food, beverage and other expense increased by $63.9 million, or 39.7%, to $224.7 million in 2006, primarily due to the addition of the Argosy properties, which increased food, beverage and other expense by $77.6 million, partially offset by decreases at Hollywood Casino Bay St. Louis and Boomtown Biloxi, where food, beverage and other expense declined by $9.2 million and $2.2 million, respectively, as both properties were closed from August 28, 2005 until August 31, 2006 and June 29, 2006, respectively, due to Hurricane Katrina.

General and administrative expense

        General and administrative expense increased by $38.5 million, or 11.0%, to $388.4 million in 2007, primarily due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, pre-opening charges related to the Hollywood Casino at Penn National Race Course, the acquisition of Black Gold Casino at Zia Park, and increased corporate overhead expense. General and administrative expense at the properties includes expenses such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit.

        General and administrative expense at Hollywood Casino Bay St. Louis increased by $14.4 million in 2007, as the property was closed from August 28, 2005 until August 31, 2006 due to Hurricane Katrina.

        General and administrative expense at Boomtown Biloxi increased by $12.9 million in 2007, as the property was closed from August 28, 2005 until June 29, 2006 due to Hurricane Katrina.

        General and administrative expense at Penn National Race Course increased by $6.1 million in 2007, primarily due to a $2.5 million pre-opening charge for Pennsylvania Gaming Control Board start-up fees and other expenses associated with the opening of the Hollywood Casino at Penn National Race Course, which opened on February 12, 2008.

        General and administrative expense at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, was $5.1 million in 2007.

        Corporate overhead expense increased by $5.0 million in 2007, primarily due to the costs incurred relating to the expensing of equity-based compensation awards as required under SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") having increased by $4.9 million, as additional equity-based compensation awards were granted during 2007.

        General and administrative expense increased by $151.8 million, or 76.6%, to $349.9 million in 2006, primarily due to the addition of the Argosy properties, which increased general and administrative expense by $100.0 million, the reopening of Hollywood Casino Bay St. Louis, the introduction of the Hollywood Slots at Bangor temporary facility, and an increase in corporate overhead expenses for items such as the SFAS 123(R) charge. General and administrative expense at Hollywood Casino Bay St. Louis increased by $7.7 million in 2006, as the property was closed from August 28, 2005 until August 31, 2006 due to Hurricane Katrina. General and administrative expense at Hollywood Slots at Bangor increased by $7.6 million, as the property opened to customers in November 2005. Corporate overhead expense increased by $34.7 million, due to costs incurred during 2006 for acquisition opportunities, increases in legal fees and lobbying costs, additional payroll expense for staffing, and our January 1, 2006 adoption of SFAS 123(R).

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

        We recognized a pre-tax charge of $21.1 million ($13.7 million after-tax) associated with the expenses incurred from Hurricane Katrina for the year ended December 31, 2005. The costs included property insurance and business interruption policy deductible expense (approximately $10.2 million), compensation being paid to employees through November 30, 2005 that exceeded the ordinary payroll limits under the business interruption policy (approximately $6.1 million), the purchase of replacement flood insurance for coverage during the remaining insurance policy term (approximately $3.6 million), contributions to the Penn National Gaming Foundation's Hurricane Katrina Relief Project (approximately $1.0 million) and costs for insurance claim consultants (approximately $0.2 million).

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

Depreciation and amortization expense

        Depreciation and amortization expense increased by $24.0 million, or 19.3%, to $147.9 million in 2007, primarily due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, incremental depreciation at the Charles Town Entertainment Complex, the acquisition of Black Gold Casino at Zia Park, and the opening of the Argosy Casino Riverside hotel.

        Depreciation and amortization expense at Hollywood Casino Bay St. Louis increased by $8.6 million in 2007, as the property was closed from August 28, 2005 until August 31, 2006 due to Hurricane Katrina.

        Depreciation and amortization expense at Boomtown Biloxi increased by $5.8 million in 2007, as the property was closed from August 28, 2005 until June 29, 2006 due to Hurricane Katrina.

        Depreciation and amortization expense at the Charles Town Entertainment Complex increased by $3.5 million in 2007, due to incremental depreciation for assets placed into service subsequent to the same periods in 2006, including expanded gaming space, a 378-seat buffet and a new parking garage, which were completed in mid-2006.

        Depreciation and amortization expense at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, was $3.5 million in 2007.

        Depreciation and amortization expense at Argosy Casino Riverside increased by $3.0 million in 2007, primarily due to the opening of its hotel to the public in April 2007.

        Depreciation and amortization expense increased by $51.4 million, or 70.9%, to $124.0 million in 2006, primarily due to the addition of the Argosy properties, which increased depreciation by $45.4 million, partially offset by a decrease of $5.5 million that was primarily a result of depreciation being suspended at our Mississippi properties for property and equipment as a result of Hurricane Katrina.

Other income (expenses)

        Other income (expenses) for the year ended December 31, 2007, 2006 and 2005 are as follows: (in thousands):

Year ended December 31,	2007	2006	Variance	Percentage Variance
Interest expense	$(198,059)	$(196,328)	$(1,731)	(0.9)%
Interest income	4,016	3,525	491	13.9%
Loss from joint venture	(99)	(788)	689	87.4%
Other	(11,427)	(4,296)	(7,131)	(166.0)%
Loss on early extinguishment of debt	—	(10,022)	10,022	100.0%

Total other expenses	$(205,569)	$(207,909)	$2,340	1.1%

Year ended December 31,	2006	2005	Variance	Percentage Variance
Interest expense	$(196,328)	$(89,344)	$(106,984)	(119.7)%
Interest income	3,525	4,111	(586)	(14.3)%
(Loss) earnings from joint venture	(788)	1,455	(2,243)	(154.2)%
Other	(4,296)	39	(4,335)	(11,115.4)%
Loss on early extinguishment of debt	(10,022)	(18,039)	8,017	44.4%

Total other expenses	$(207,909)	$(101,778)	$(106,131)	(104.3)%

Interest expense

        Interest expense increased by $107.0 million, or 119.7%, to $196.3 million in 2006, as a result of our entry into a new $2.725 billion senior secured credit facility on October 3, 2005. The senior secured credit facility is comprised of a $750 million revolving credit facility, a $325 million Term Loan A facility and a $1.65 billion Term Loan B facility.

Other

        Other increased by $7.1 million, or 166.0%, to $(11.4) million in 2007, primarily due to Merger-related costs and currency translation losses that were recorded during the year ended December 31, 2007.

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

Taxes

        The increase in our effective tax rate to 45.2% for the year ended December 31, 2007, as compared to 42.4% for the year ended December 31, 2006, reflects the impact of FIN 48 tax positions and an increase in nondeductible permanent differences.

Discontinued operations

        Discontinued operations reflect the results of Hollywood Casino Shreveport ("HCS"), The Downs Racing, Inc., and the sale of Argosy Casino Baton Rouge. We recorded a gain on sale of discontinued operations, net of tax benefit, of $114.0 million in 2006. We recorded a gain on sale of discontinued operations, net of tax benefit, of $37.9 million in 2005, and a net loss, net of tax benefit, from discontinued operations of $4.1 million in 2005.

        On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority ("MTGA"). In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, we entered into the Second Amendment to the Purchase Agreement and Release of Claims ("Amendment and Release") with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the "Purchase Agreement"), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA's agreement to release various claims it raised against us under the Purchase Agreement and the MTGA's surrender of all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, we recorded, in accordance with GAAP, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $114.0 million (net of $84.9 million of income taxes) during the year ended December 31, 2006. In addition, we recorded the present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years, with the first payment of $7.0 million having been made in November 2007.

        We recorded a net loss for The Downs Racing, Inc. and its subsidiaries for the year ended December 31, 2005 of $38,000.

        On August 27, 2004, HCS entered into an agreement with Eldorado Resorts LLC ("Eldorado") providing for the acquisition of HCS by certain affiliates of Eldorado. On September 10, 2004, a group of HCS's creditors, led by Black Diamond Capital Management, LLC, filed an involuntary Chapter 11 case against HCS. On July 6, 2005, the U.S. Bankruptcy Court entered an order confirming a Chapter 11 plan that provided for the acquisition of HCS by certain affiliates of Eldorado and, on July 22, 2005, the acquisition was completed. As a result, we recorded a non-cash pre-tax gain of approximately $58.3 million, representing the aggregate amount of previously-recorded losses. The after-tax effect of the gain was approximately $37.9 million. We recorded a net loss of $5.5 million for HCS for the year ended December 31, 2005.

        On October 25, 2005, pursuant to the previously-announced Securities Purchase Agreement among Argosy, Wimar Tahoe Corporation and CP Baton Rouge Casino, L.L.C., an affiliate of Columbia

Sussex Corporation, we completed the sale of Argosy Casino Baton Rouge to Columbia Sussex Corporation for approximately $148.6 million. We owned Argosy Casino Baton Rouge for twenty-four days prior to the sale, and we did not record a gain or loss on sale of the property, as the sale price on date of disposition equaled the estimated fair value of the assets and liabilities acquired, but assigned a purchase price equal to $148.6 million. We recorded net income for Argosy Casino Baton Rouge of $1.4 million for the year ended December 31, 2005.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

        Net cash provided by operating activities was $431.2 million, $281.8 million, and $150.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash provided by operating activities for the year ended December 31, 2007 included net income of $160.1 million, non-cash reconciling items, such as depreciation, amortization and the charge for stock compensation of $206.4 million, and net changes in asset and liability accounts of $64.7 million.

        Net cash used in investing activities totaled $611.6 million, $302.3 million and $1,978.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash used in investing activities for the year ended December 31, 2007 included expenditures for property and equipment totaling $361.1 million and acquisition of businesses and licenses, such as the Black Gold Casino at Zia Park and Sanford-Orlando Kennel Club acquisitions and the Pennsylvania gaming license, totaling $265.5 million, both of which were partially offset by proceeds from the sale of property and equipment totaling $15.0 million.

        Net cash provided by financing activities totaled $186.3 million, $56.4 million and $1,873.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash provided by financing activities for the year ended December 31, 2007 included proceeds from the exercise of stock options totaling $24.9 million, proceeds from the issuance of long-term debt of $426.1 million, proceeds from insurance financing of $29.0 million and the tax benefit from stock options exercised totaling $20.5 million, all of which were partially offset by principal payments on long-term debt totaling $282.4 million and $31.8 million in payments on insurance financing.

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

        The following table summarizes our capital project expenditures, other than capital maintenance expenditures and Hurricane Katrina-related expenditures for the repair of Boomtown Biloxi and Hollywood Casino Bay St. Louis, by property, for the year ended December 31, 2007:

Property	Actual
(in millions)
Charles Town Entertainment Complex	$31.5
Hollywood Casino at Penn National Race Course	149.3
Hollywood Slots at Bangor	49.3
Argosy Casino Riverside	9.3
Argosy Casino Lawrenceburg	40.4
Other	6.5

Total	$286.3

        At the Charles Town Entertainment Complex, we opened phase one of our latest expansion on April 20, 2007, bringing Charles Town's total slot count to approximately 5,000 units. Our next phase of development at the Charles Town Entertainment Complex includes plans for a 153-room hotel. The expected opening date of the hotel is the third quarter of 2008.

        In late December 2006, the Pennsylvania Gaming Control Board granted us a Category 1 slot machine license for the placement of slot machines at our planned Hollywood Casino at Penn National Race Course. In August 2006, we commenced construction of the integrated racing and gaming facility at Penn National Race Course. The Hollywood Casino at Penn National Race Course is a 365,000 square foot facility, and is sized for 3,000 slot machines, with approximately 2,000 positions currently operating. The Hollywood Casino at Penn National Race Course includes a 2,500 space parking garage and several restaurants. The Hollywood Casino at Penn National Race Course opened on February 12, 2008. We plan to spend an aggregate of $326.0 million on the project, including an additional $12.0 million incurred after the opening for a signature restaurant and buffet in order to provide additional dining venues.

        At the Hollywood Slots at Bangor, we are building a permanent facility, which will include a 1,500 slot facility (1,000 slot machines at opening), a 152-room hotel, a 1,500 space parking garage and several restaurants. The expected opening date is the third quarter of 2008. We plan to spend an aggregate of $139.0 million on the project. Upon completion, the permanent facility will be called the Hollywood Slots Hotel and Raceway.

        We opened Argosy Casino Riverside's Mediterranean-themed, nine-story, 258-room hotel and spa to the public in April 2007.

        The expansion at Argosy Casino Lawrenceburg includes a 1,500 space parking garage, which is expected to open in the second quarter of 2008, a two-level 270,000 square foot riverboat, and numerous infrastructure upgrades to allow more convenient access to the property, which are expected to open in the second quarter of 2009. The new riverboat will allow up to 4,000 positions on one level and another 400 positions will be added to the second level, along with restaurants and other amenities on the gaming riverboat. We plan to spend an aggregate of $328.0 million on the project.

        During the year ended December 31, 2007, we spent approximately $2.6 million for Hurricane Katrina-related capital project expenditures at Boomtown Biloxi and Hollywood Casino Bay St. Louis.

        During the year ended December 31, 2007, we spent approximately $72.2 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines, slot machine equipment, and environmental work.

        Cash generated from operations and cash available under the revolver portion of our $2.725 billion senior secured credit facility have funded our capital project and capital maintenance expenditures in 2007 to date.

        The following table summarizes our expected capital project expenditures, other than capital maintenance expenditures and planned expenditures related to projects that we have not yet been awarded, such as in Cherokee County and Sumner County, Kansas, by property for the year ended December 31, 2008, as well as the projects in their entirety:

Property	December 31, 2008	Project Total
	(in millions)
Charles Town Entertainment Complex	$16.0	$23.0
Hollywood Casino at Penn National Race Course	87.0	326.0
Hollywood Slots at Bangor	87.0	139.0
Argosy Casino Lawrenceburg	102.0	328.0
Other	17.0	17.0

Totals	$309.0	$833.0

  •
  We continue to build and develop the Charles Town Entertainment Complex, with plans for the current expansion of the property including a 153-room on-site hotel expected to open in the third quarter of 2008. We plan on spending $23.0 million on the project.

  •
  The Hollywood Casino at Penn National Race Course project includes a license fee of $50.0 million, the construction and fitting of a 365,000 square foot facility, 2,000 slot machines (with the ability to add 1,000 additional machines), a 2,500 space parking garage and several restaurants. Hollywood Casino at Penn National Race Course opened on February 12, 2008. We plan on spending a total of $326.0 million on the project, including an additional $12.0 million incurred after the opening for a signature restaurant and buffet in order to provide additional dining venues.

  •
  Due to the results currently generated by our temporary Hollywood Slots at Bangor facility and a substantial number of patrons driving significant distances to Hollywood Slots at Bangor, we have added a 152-room hotel to the plans for the permanent Hollywood Slots at Bangor facility, which will feature a two-story, semi-circular, glass tower casino area, a four-story parking garage, restaurants, retail space and a new simulcast facility for off-track wagering. Construction of the facility, which will open with 1,000 slot machines and have capacity for 1,500 gaming machines, is expected to be completed in the third quarter of 2008 at a projected cost of $139.0 million.

  •
  The expansion at Argosy Casino Lawrenceburg includes a 1,500 space parking garage, which is expected to open in the second quarter of 2008, a two-level 270,000 square foot riverboat, and numerous infrastructure upgrades to allow more convenient access to the property, which are expected to open in the second quarter of 2009. The new riverboat will allow up to 4,000 positions on one level and another 400 positions will be added to the second level, along with restaurants and other amenities on the gaming riverboat. We plan to spend an aggregate of $328.0 million on the project.

Debt

        In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. In March 2005, we completed a private offering of $250 million of 6 3/4% senior subordinated notes. The proceeds from these activities were applied to the redemption of $200 million of our 11 1/8% Series B senior subordinated notes and were applied to previously-announced development projects. In October 2005, we entered into a new $2.725 billion senior secured credit facility. The proceeds of the senior secured credit facility were used to, among other things, fund the consummation of our acquisition of Argosy, repay our and Argosy's existing credit facilities, fund Argosy's repurchase of all of its 9% senior subordinated notes and 7% senior subordinated notes tendered in the previously-announced tender offers and consent solicitations and pay certain fees and expenses in connection with the aforementioned transactions. Consistent with our management of our capital structure, in February 2006 we called for the redemption of the $175 million of our outstanding 8 7/8% senior subordinated notes. We funded the note redemption from available cash and borrowings under our revolving credit facility, which we expect to result in lower levels of debt service going forward.

  Senior Secured Credit Facility

        On October 3, 2005, the Company entered into a $2.725 billion senior secured credit facility to fund the Company's acquisition of Argosy, including payment for all of Argosy's outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries, the payment of related transaction costs, and to provide additional working capital. Concurrent with this financing, the Company's previous senior credit facility was terminated, which resulted in an early extinguishment of debt charge of $4.0 million. The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $575.0 million was drawn at December 31, 2007), a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility. The $2.725 billion senior secured credit facility also allows the Company to raise an additional $300 million in senior secured credit for project development and property expansion.

        During the year ended December 31, 2007, the senior secured credit facility increased by $152.8 million, primarily due to the issuance of long-term debt for items such as partial funding for the Black Gold Casino at Zia Park acquisition and the payment for capital expenditures, partially offset by principal payments on long-term debt.

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

        The 6 7/8% notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of our current and future wholly-owned domestic subsidiaries. The 6 7/8% notes rank equally with our future senior subordinated debt and junior to our senior debt, including debt under our senior secured credit facility. In addition, the 6 7/8% notes will be effectively junior to any indebtedness of our non-U.S. Unrestricted Subsidiaries.

        The 6 7/8% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act"). On August 27, 2004, we completed an offer to exchange the notes and guarantees for notes and guarantees registered under the Securities Act having substantially identical terms.

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

  Other Long-Term Obligations

        On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, we entered into the Amendment and Release with the MTGA pertaining to the Purchase Agreement, and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA's agreement to release various claims it raised against us under the Purchase Agreement and the MTGA's surrender of all post-closing termination rights it might have had under the Purchase Agreement. We recorded the present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years, with the first payment of $7.0 million having been made in November 2007.

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

        At December 31, 2007, we were in compliance with all required financial covenants.

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

Commitments and Contingencies

  Contractual Cash Obligations

        At December 31, 2007, there was $575.0 million indebtedness outstanding under the revolving credit portion of our senior secured credit facility and approximately $138.5 million available for borrowing. The following table presents our contractual cash obligations at December 31, 2007:

	Payments Due By Period
	Total	2008	2009 - 2010	2011 - 2012	2013 and After
	(in thousands)
Senior secured credit facility
Principal	$2,496,625	$85,562	$774,563	$1,636,500	$—
Interest	603,245	155,605	297,799	149,841	—
6 7/8% senior subordinated notes
Principal	200,000	—	—	200,000	—
Interest	55,000	13,750	27,500	13,750	—
6 3/4% senior subordinated notes
Principal	250,000	—	—	—	250,000
Interest	126,563	16,875	33,750	33,750	42,188
Other long-term obligations	19,810	5,609	10,918	3,283	—
Purchase obligations	38,642	30,192	4,932	2,550	968
Capital expenditure commitments	201,897	201,897	—	—	—
Capital leases	8,487	2,281	3,082	1,204	1,920
Operating leases	58,039	8,550	11,697	8,894	28,898
Other liabilities reflected in the Company's consolidated balance sheets	14,742	14,157	195	195	195

Total	$4,073,050	$534,478	$1,164,436	$2,049,967	$324,169

  Other Commercial Commitments

        The following table presents our material commercial commitments as of December 31, 2007 for the following future periods:

	Total Amounts Committed	2008	2009 – 2010	2011 – 2012	2013 and After
	(in thousands)
Letters of Credit(1)	$36,477	$36,477	$—	$—	$—
Guarantees of New Jersey Joint Venture Obligations(2)	5,750	767	4,983	—	—

Total	$42,227	$37,244	$4,983	$—	$—

(1)
The available balance under the revolving credit portion of our senior secured credit facility is diminished by outstanding letters of credit.

(2)
In connection with our 50% ownership interest in Pennwood Racing, Inc. ("Pennwood"), our joint venture in New Jersey, we entered into a debt service maintenance agreement with Pennwood's lender to guarantee up to 50% of Pennwood's $11.5 million term loan. Our obligation at December 31, 2007 under this guarantee was approximately $5.75 million.

  Interest Rate Swap Agreements

        See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" below.

New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised), "Business Combinations" ("SFAS 141(R)"), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) impacts the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently determining the impact of SFAS 141(R) on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115" ("SFAS 159"), which permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. We adopted SFAS 159 as of January 1, 2008, as required. We do not expect that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 as of January 1, 2008, as required. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

        In July 2006, the FASB issued FIN 48, which is an interpretation of SFAS No. 109. FIN 48 created a single model to address uncertainty in tax positions, and clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2007.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information at December 31, 2007 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the year and the related weighted-average interest rates at year-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each year-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve as of December 31, 2007.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value 12/31/07
	(in thousands)
Long-term debt:
Fixed rate	$5,609	$5,511	$5,407	$203,283	$—	$250,000	$469,810	$475,247
Average interest rate	7.00%	7.00%	7.00%	6.88%	—	6.75%
Variable rate	$85,562	$97,750	$676,813	$473,250	$1,163,250	$—	$2,496,625	$2,496,625
Average interest rate(1)	5.66%	6.04%	6.56%	6.75%	6.80%	—
Leases	$2,281	$2,031	$1,051	$1,127	$77	$1,920	$8,487	$8,487
Average interest rate	6.88%	6.63%	5.68%	5.67%	7.72%	7.72%
Interest rate derivatives:
Interest rate swaps
Variable to fixed(2)	$811,000	$574,000	$300,000	$—	$—	$—	N/A	$(26,896)
Average pay rate	4.93%	5.02%	5.26%				N/A
Average receive rate(3)	4.11%	4.50%	5.05%				N/A

(1)
Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)
Notional amounts outstanding at each year-end.

(3)
Estimated rate, reflective of forward LIBOR.

        In accordance with the terms of our $2.725 billion senior secured credit facility, we were required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the senior secured credit facility. On October 25, 2005, we entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. On April 6, 2006, we entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. On September 5, 2007, we entered into two interest rate swap contracts with terms of nine months and notional amounts of $197 million and $181 million, for a total of $378 million, and fixed interest rates of 5.01%. Under all of these contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of December 31 2007, the applicable 90-day LIBOR rate was 5.01% for the $960 million swaps, 4.90% for the $300 million swaps, 4.99% for the $197 million swap, and 5.21% for the $181 million swap. On December 19, 2007, we entered into three monthly interest rate swap contracts, each with notional amounts of $146.25 million and fixed rates of 4.97% effective December 31, 2007, 4.47% effective January 31, 2008 and 4.40% effective February 29, 2008. Under these contracts, we pay a fixed interest rate against a variable interest rate based on the 30-day LIBOR rate. As of December 31, 2007, the applicable 30-day LIBOR rate was 4.85% for the $146.25 million swap.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

        As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn National Gaming Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 22, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and subsidiaries

        We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Penn National Gaming, Inc. and subsidiaries for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Penn National Gaming, Inc.'s operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP BDO Seidman, LLP Philadelphia, Pennsylvania March 7, 2006

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$174,372	$168,515
Receivables, net of allowance for doubtful accounts of $3,241 and $3,698 at December 31, 2007 and 2006, respectively	56,427	53,829
Insurance receivable	—	100,000
Prepaid expenses and other current assets	52,825	57,432
Deferred income taxes	19,079	22,187

Total current assets	302,703	401,963

Property and equipment, net	1,688,393	1,365,871
Other assets
Investment in and advances to unconsolidated affiliate	15,548	16,138
Goodwill	2,013,139	1,869,444
Other intangible assets	777,441	726,126
Deferred financing costs, net of accumulated amortization of $27,680 and $16,438 at December 31, 2007 and 2006, respectively	46,144	57,386
Other assets	123,664	77,154

Total other assets	2,975,936	2,746,248

Total assets	$4,967,032	$4,514,082

Current liabilities
Current maturities of long-term debt	$93,452	$40,058
Accounts payable	28,581	37,928
Accrued expenses	163,579	130,877
Accrued interest	56,631	31,329
Accrued salaries and wages	54,149	60,164
Gaming, pari-mutuel, property, and other taxes	43,621	48,181
Income taxes payable	3,642	21,020
Insurance financing	16,515	19,336
Other current liabilities	33,704	26,778

Total current liabilities	493,874	415,671

Long-term liabilities
Long-term debt, net of current maturities	2,881,470	2,789,390
Deferred income taxes	385,089	387,615
Noncurrent tax liabilities	82,849	—
Other noncurrent liabilities	2,788	243

Total long-term liabilities	3,352,196	3,177,248

Shareholders' equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, none issued and outstanding at December 31, 2007 and 2006)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 88,579,070 and 86,814,999 shares issued at December 31, 2007 and 2006, respectively)	887	868
Treasury stock (1,698,800 shares issued at December 31, 2007 and 2006)	(2,379)	(2,379)
Additional paid-in capital	322,760	251,943
Retained earnings	815,678	667,557
Accumulated other comprehensive (loss) income	(15,984)	3,174

Total shareholders' equity	1,120,962	921,163

Total liabilities and shareholders' equity	$4,967,032	$4,514,082

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2007	2006	2005
Revenues
Gaming	$2,227,944	$2,057,617	$1,211,360
Management service fee	17,273	18,146	18,596
Food, beverage and other	320,520	275,700	213,089

Gross revenues	2,565,737	2,351,463	1,443,045
Less promotional allowances	(128,944)	(106,916)	(73,940)

Net revenues	2,436,793	2,244,547	1,369,105

Operating expenses
Gaming	1,155,062	1,061,904	644,801
Food, beverage and other	247,576	224,673	160,796
General and administrative	388,431	349,909	198,109
Hurricane	—	(128,253)	21,145
Goodwill impairment	—	34,522	—
Settlement costs	—	—	28,175
Depreciation and amortization	147,915	123,951	72,531

Total operating expenses	1,938,984	1,666,706	1,125,557

Income from continuing operations	497,809	577,841	243,548

Other income (expenses)
Interest expense	(198,059)	(196,328)	(89,344)
Interest income	4,016	3,525	4,111
(Loss) earnings from joint venture	(99)	(788)	1,455
Other	(11,427)	(4,296)	39
Loss on early extinguishment of debt	—	(10,022)	(18,039)

Total other expenses	(205,569)	(207,909)	(101,778)

Income from continuing operations before income taxes	292,240	369,932	141,770
Taxes on income	132,187	156,852	54,593

Net income from continuing operations	160,053	213,080	87,177

Loss from discontinued operations, net of tax	—	—	(4,135)
Gain on sale of discontinued operations, net of tax	—	114,008	37,888

Net income	$160,053	$327,088	$120,930

Earnings per share—Basic
Income from continuing operations	$1.87	$2.53	$1.05
Discontinued operations, net of tax	—	1.35	0.41

Basic earnings per share	$1.87	$3.88	$1.46

Earnings per share—Diluted
Income from continuing operations	$1.81	$2.46	$1.02
Discontinued operations, net of tax	—	1.32	0.39

Diluted earnings per share	$1.81	$3.78	$1.41

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Treasury Stock	Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity	Comprehensive Income
	Shares	Amount
Balance, December 31, 2004	83,131,940	$831	$(2,379)	$178,459	$219,539	$1,642	$398,092
Exercise of stock options, including tax benefit of $16,969	1,932,946	19	—	27,826	—	—	27,845	$—
Restricted stock	—	—	—	478	—	—	478	—
Change in fair value of interest rate swap contracts, net of income taxes of $477	—	—	—	—	—	(852)	(852)	(852)
Amortization of unrealized loss on interest rate swap contracts, net of income taxes of $29	—	—	—	—	—	(54)	(54)	—
Foreign currency translation adjustment	—	—	—	—	—	104	104	104
Net income	—	—	—	—	120,930	—	120,930	120,930

Balance, December 31, 2005	85,064,886	850	(2,379)	206,763	340,469	840	546,543	120,182

Stock option activity, including tax benefit of $12,435	1,310,113	14	—	43,397	—	—	43,411	—
Restricted stock	440,000	4	—	1,783	—	—	1,787	—
Change in fair value of interest rate swap contracts, net of income taxes of $1,461	—	—	—	—	—	2,380	2,380	2,380
Foreign currency translation adjustment	—	—	—	—	—	(46)	(46)	(46)
Net income	—	—	—	—	327,088	—	327,088	327,088

Balance, December 31, 2006	86,814,999	868	(2,379)	251,943	667,557	3,174	921,163	329,422

Stock option activity, including tax benefit of $20,460	1,824,071	19	—	68,851	—	—	68,870	—
Restricted stock	(60,000)	—	—	1,966	—	—	1,966	—
Change in fair value of interest rate swap contracts, net of income taxes of $11,203	—	—	—	—	—	(19,728)	(19,728)	(19,728)
Foreign currency translation adjustment	—	—	—	—	—	570	570	570
Cumulative effect of adoption of FIN 48	—	—	—	—	(11,932)	—	(11,932)	—
Net income	—	—	—	—	160,053	—	160,053	160,053

Balance, December 31, 2007	88,579,070	$887	$(2,379)	$322,760	$815,678	$(15,984)	$1,120,962	$140,895

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2007	2006	2005
Operating activities
Net income	$160,053	$327,088	$120,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,915	123,951	72,531
Amortization of items charged to interest expense	13,011	11,361	5,269
Amortization of the unrealized gain on interest rate swap contracts charged to interest expense, net of income tax benefit	—	—	(54)
Loss on sale of fixed assets	1,637	1,383	6,449
Loss (earnings) from joint venture	99	788	(1,455)
Loss relating to early extinguishment of debt	—	2,255	8,611
Deferred income taxes	18,265	14,394	(28,673)
Tax benefit from stock options exercised	—	—	16,969
Charge for stock compensation	25,465	20,562	478
Gain on sale of discontinued operations, net of tax	—	(114,008)	—
Gain on hurricane insurance, net of tax	—	(81,799)	—
Goodwill impairment, net of tax	—	22,018	—
(Increase) decrease, net of businesses acquired
Accounts receivable	(2,168)	(6,197)	4,300
Insurance receivable	100,000	(23,048)	1,431
Prepaid expenses and other current assets	924	(26,933)	(5,956)
Other assets	(7,159)	13,536	(32,291)
(Decrease) increase, net of businesses acquired
Accounts payable	(22,234)	12,379	11,193
Accrued expenses	(12,436)	4,155	24,968
Accrued interest	(1,594)	(1,974)	19,317
Accrued salaries and wages	(6,003)	5,585	(3,419)
Gaming, pari-mutuel, property and other taxes	(4,629)	(127)	13,210
Income taxes payable	(3,584)	(28,748)	(33,900)
Other current and noncurrent liabilities	9,470	5,176	(6,283)
Other noncurrent tax liabilities	14,187	—	—
Operating cash flows from discontinued operations	—	12	(43,150)

Net cash provided by operating activities	431,219	281,809	150,475

Investing activities
Expenditures for property and equipment	(361,155)	(408,883)	(121,135)
Proceeds from hurricane	—	104,136	—
Proceeds from sale of property and equipment	15,020	2,406	720
Payments to joint venture	—	—	(20)
Proceeds from sale of business	—	—	423,139
Acquisition of businesses and licenses, net of cash acquired	(265,482)	—	(2,251,376)
Increase in cash in escrow	—	—	(30,000)
Investing cash flows from discontinued operations	—	—	(128)

Net cash used in investing activities	(611,617)	(302,341)	(1,978,800)

Financing activities
Proceeds from exercise of options	24,911	12,201	10,876
Proceeds from issuance of long-term debt	426,065	195,678	2,398,961
Principal payments on long-term debt	(282,360)	(177,066)	(471,839)
Proceeds from insurance financing	29,009	32,522	—
Payments on insurance financing	(31,830)	(19,301)	—
Increase in deferred financing cost	—	(42)	(64,777)
Tax benefit from stock options exercised	20,460	12,435	—

Net cash provided by financing activities	186,255	56,427	1,873,221

Effect of exchange rate fluctuations on cash	—	—	104

Net increase in cash and cash equivalents	5,857	35,895	45,000
Cash and cash equivalents at beginning of year	168,515	132,620	87,620

Cash and cash equivalents at end of year	$174,372	$168,515	$132,620

Supplemental disclosure
Interest expense paid	$199,425	$198,605	$65,322
Income taxes paid	$88,546	$127,787	$92,971

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Business and Basis of Presentation

        Penn National Gaming, Inc. ("Penn") and subsidiaries (collectively, the "Company") is a diversified, multi-jurisdictional owner and operator of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, the Company has continued to expand its gaming operations through strategic acquisitions, including the acquisitions of Hollywood Casino Corporation in March 2003, Argosy Gaming Company ("Argosy") in October 2005, Black Gold Casino at Zia Park in April 2007, and Sanford-Orlando Kennel Club in October 2007.

        The Company now owns or operates nineteen facilities in fifteen jurisdictions, including Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario.

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

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

3.    Merger Announcement

        On June 15, 2007, the Company announced that it had entered into a merger agreement that would ultimately result in the Company's shareholders receiving $67.00 per share. Specifically, the Company, PNG Acquisition Company Inc. ("Parent") and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent ("Merger Sub"), announced that they had entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the "Merger Agreement"), that provides, among other things, for Merger Sub to be merged with and into the Company (the "Merger"), as a result of which the Company will continue as the surviving corporation and will become a wholly-owned subsidiary of Parent. Parent is indirectly owned by certain funds (the "Funds") managed by affiliates of Fortress Investment Group LLC ("Fortress") and Centerbridge Partners, L.P. ("Centerbridge").

        Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (the "Common Stock"), other than shares held by the Company as treasury stock or owned directly or indirectly by Parent or Merger Sub, will be cancelled and converted into the right to receive $67.00 in cash, without interest. In the event that the Merger shall not have occurred by June 15, 2008 (the "Adjustment Date"), the $67.00 cash amount per share of Common Stock shall be increased for each day after the Adjustment Date, through and including the closing date, by adding an amount equal to $0.0149 per day.

        The Merger Agreement provided that, upon termination under specified circumstances generally related to a competing acquisition proposal, the Company would be required to pay a termination fee of up to $200 million to Parent and, under certain circumstances if the Company's shareholders did not approve the Merger, the Company would be required to reimburse Parent for an aggregate amount not to exceed $17.5 million for transaction expenses incurred by Parent and its affiliates. The Company's reimbursement of Parent's expenses would reduce the amount of any required termination fee that becomes payable by the Company. The Merger Agreement further provides that, upon termination under specified circumstances related to, among other things, Parent's breach of the Merger Agreement, the failure to obtain financing or failure to obtain regulatory approval, Parent would be required to pay the Company a termination fee of $200 million. Affiliates of the Funds have agreed to fund Parent in the amount of the termination fee in the event it becomes payable.

        Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the proceeds of which will be used by Parent to pay the aggregate Merger consideration and related fees and expenses of the transactions contemplated by the Merger Agreement and to repay certain debt of the Company and its subsidiaries. Consummation of the Merger is not subject to a financing condition.

        On December 12, 2007, the Company's shareholders approved the Merger Agreement. Based upon the tally of shares voted, with 81.6% of the Company's outstanding shares voting, 99.3% of the shares were voted in favor of the transaction. The Company is seeking to complete the transaction late in the second quarter of 2008. The timing of any closing is subject to obtaining certain regulatory approvals and satisfying other customary closing conditions. See "Risk Factors—Risks Related to the Consummation of the Merger Agreement" on page 17 of this Annual Report on Form 10-K for a discussion of the risk in connection with the consummation of the Merger.

        On December 26, 2007, the Company entered into a Change in Control Payment Acknowledgement and Agreement (the "Acknowledgement and Agreement") with certain members of its management team. Pursuant to the Acknowledgement and Agreement, a portion of the payment due on a change in control was accelerated and paid on or before December 31, 2007. The Acknowledgement and Agreements were entered into as part of actions taken to reduce the amount of "gross-up" payments pertaining to federal excise taxes that may have otherwise been owed to such executives under the terms of their existing employment agreements in connection with the change in control payments due upon the consummation of the Merger. The accelerated change in control payments, which are subject to repayment in the event the Merger is terminated pursuant to the terms of the Merger Agreement or the closing of the Merger otherwise fails to occur or if the executive's employment with the Company is terminated prior to the effective date of the Merger under circumstances where the Executive is not entitled to receive the remainder of his change in control payment under the terms of his employment agreement, are included in prepaid expenses and other current assets within the consolidated balance sheet at December 31, 2007.

4.    Summary of Significant Accounting Policies

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

        The Company's receivables of $56.4 million and $53.8 million at December 31, 2007 and 2006, respectively, primarily consist of $21.9 million and $22.2 million, respectively, due from the West Virginia Lottery for gaming revenue settlements and capital reinvestment projects at the Charles Town Entertainment Complex, and $13.4 million and $11.2 million, respectively, for reimbursement of expenses paid on behalf of Casino Rama.

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

Fair Value of Financial Instruments

        The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

  Cash and Cash Equivalents: The fair value of the Company's cash and cash equivalents approximates the carrying value of the Company's cash and cash equivalents, due to the short maturity of the cash equivalents.

  Long-term Debt: The fair value of the Company's senior secured credit facility approximates its carrying value, as it is variable-rate debt. The fair value of the Company's fixed-rate bonds and other long-term obligations as of December 31, 2007 was $475.2 million, which was estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value of the Company's fixed-rate bonds as of December 31, 2007 and other long-term obligations was $469.8 million. The fair value of the Company's capital leases and other debt approximates their carrying value.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

        Depreciation of property and equipment is recorded using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	25 to 40 years
Furniture, fixtures, and equipment	3 to 7 years

        Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the related lease term.

        The estimated useful lives are determined based on the nature of the assets as well as the Company's current operating strategy.

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

Other Intangible Assets

        The Company accounts for its other intangible assets in accordance with SFAS 142. In accordance with SFAS 142, the Company considers its gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized. The annual evaluation of indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of an indefinite-life intangible asset has been recorded, it cannot be reversed. Intangible assets that have a definite-life are amortized on a straight-line basis over their estimated useful lives or related service contract. The Company reviews the carrying value of its intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

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

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of SFAS 109, on January 1, 2007. FIN 48 created a single model to address uncertainty in tax positions, and clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2007.

Accounting for Derivatives and Hedging Activities

        The Company does not hold or issue derivative financial instruments for trading or speculative purposes. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, established accounting and reporting standards for derivative instruments and hedging activities.

        The Company uses fixed and variable-rate debt to finance its operations. Both funding sources have associated risks and opportunities, and the Company's risk management policy permits the use of derivatives to manage these exposures. Acceptable derivatives for this purpose include interest rate swaps, futures, options, caps, and similar instruments. The Company's use of derivatives is strictly restricted to hedging (i.e., risk management) applications.

        Currently, the Company has a number of interest rate swaps in place, where the swaps serve to mitigate the income volatility associated with a portion of its variable-rate funding. Swap coverage extends out through 2011. In effect, these swaps synthetically convert the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swaps, the Company receives cash flows from the swap counterparties to offset the variable interest payments on the hedged financings, in exchange for paying cash flows based on the swaps' fixed rates. The Company accounts for these swaps as cash flow hedges, which requires determining a division of hedge results deemed effective and deemed ineffective. However, all of the Company's hedges were designed in such a way so as to perfectly offset specifically-defined interest payments, such that no ineffectiveness has occurred—nor is any ineffectiveness going to occur, as long as the forecasted cash flows of the designated hedged items and the associated swaps remain unchanged.

        Under cash flow hedge accounting, effective derivative results are initially recorded in other comprehensive income and later reclassified to earnings, coinciding with the income recognition relating to the variable interest payments being hedged. The Company recorded a $6.2 million decrease in interest expense during the year ended December 31, 2007, which was previously reported in other comprehensive income. In the coming twelve months, the Company anticipates that approximately an $8.0 million loss will be reclassified from other comprehensive income to earnings, as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable funding being hedged.

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

Revenue Recognition and Promotional Allowances

        Gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips and "ticket-in, ticket-out" coupons in the customers' possession, and for accruals related to the anticipated payout of progressive jackpots. Base jackpots are charged to revenue when established. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase.

        Revenue from the management service contract for Casino Rama is based upon contracted terms, and is recognized when services are performed.

        Food, beverage and other revenue, including racing revenue, is recognized as services are performed. Racing revenue includes the Company's share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, its share of wagering from import and export simulcasting, and its share of wagering from its off-track wagering facilities ("OTWs").

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

        The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the years ended December 31, 2007, 2006 and 2005 are as follows:

Year ended December 31,	2007	2006	2005
	(in thousands)
Rooms	$15,518	$11,970	$7,901
Food and beverage	101,040	85,884	54,479
Other	12,386	9,062	11,560

Total promotional allowances	$128,944	$106,916	$73,940

        The estimated cost of providing such complimentary services for the years ended December 31, 2007, 2006 and 2005 are as follows:

Year ended December 31,	2007	2006	2005
	(in thousands)
Rooms	$6,538	$5,156	$4,917
Food and beverage	71,922	60,762	37,561
Other	5,471	5,644	5,479

Total cost of complimentary services	$83,931	$71,562	$47,957

Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

        The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share to the weighted-average common shares outstanding used in the calculation of diluted earnings per share. Options to purchase 1,395,610, 1,966,880, and 125,000 shares of common stock were outstanding during the years ended December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because they are antidilutive.

Year ended December 31,	2007	2006	2005
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	85,578	84,229	82,893
Assumed conversion of dilutive stock options	2,806	2,405	2,964

Diluted weighted-average common shares outstanding	88,384	86,634	85,857

Stock-Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

        The Company elected the modified prospective application method for adoption, which results in the recognition of compensation expense using the provisions of SFAS 123(R) for all share-based awards granted or modified after December 31, 2005, and the recognition of compensation expense using the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), with the exception of the method of recognizing forfeitures, for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods were not restated. Accordingly, the Company provides pro forma financial information below for 2005 to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS 123, as amended by SFAS 148.

        Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as interpreted by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Under the intrinsic-value method, because the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized. However, there were situations that could have occurred, such as the accelerated vesting of options or the issuance of restricted stock that required a current charge to income.

        The most significant difference between the fair value approaches prescribed by SFAS 123 and SFAS 123(R) and the intrinsic-value method prescribed by APB 25 related to the recognition of compensation expense for stock option awards based on their grant-date fair value. Under SFAS 123, the Company estimated the fair value of stock option grants using the Black-Scholes option-pricing model. The following table reflects the pro forma impact on net income and earnings per share for the year ended December 31, 2005 of accounting for the Company's stock-based compensation using the fair value provisions of SFAS 123, as amended by SFAS 148.

Year ended December 31,	2005
(in thousands)
Net income, as reported	$120,930
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	294
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,589)

Pro forma net income	$111,635

Earnings per share:
Basic—as reported	$1.46
Basic—pro forma	1.35
Diluted—as reported	1.41
Diluted—pro forma	1.30

        Prior to the adoption of SFAS 123(R), the Company included all tax benefits associated with stock-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense ("excess tax benefits") to be classified as financing cash flows. The Company included $20.5 million and $12.4 million of excess tax benefits in the Company's cash flows from financing activities for the years ended December 31, 2007 and 2006, respectively, that would have been classified as operating cash flows had the Company not adopted SFAS 123(R).

        The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company's stock price over a period of 4.73 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994, and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company's employees. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at December 31, 2007, 2006 and 2005:

Year ended December 31,	2007	2006	2005
Risk-free interest rate	4.24%	5.11%	3.40%
Expected volatility	37.68%	43.29%	40.00%
Dividend yield	—	—	—
Weighted-average expected life (years)	4.73	4.26	5.45
Forfeiture rate	4.00%	4.00%	—

Segment Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company views each property as an operating segment, and aggregates all of its properties into one reportable segment, as the Company believes that they are economically similar, offer similar types of products and services, cater to the same types of customers and are similarly regulated.

Statements of Cash Flows

        The Company has presented the consolidated statements of cash flows using the indirect method, which involves the reconciliation of net income to net cash flow from operating activities.

Acquisitions

        The Company accounts for its acquisitions in accordance with SFAS No. 141, "Business Combinations" ("SFAS 141"). The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

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

5.    New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised), "Business Combinations" ("SFAS 141(R)"), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) impacts the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently determining the impact of SFAS 141(R) on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115" ("SFAS 159"), which permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008, as required. The Company does not expect that the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 as of January 1, 2008, as required. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

        In July 2006, the FASB issued FIN 48, which is an interpretation of SFAS 109. FIN 48 created a single model to address uncertainty in tax positions, and clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2007.

        A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2007	$56,960
Additions based on current year tax positions	3,122
Additions based on prior year tax positions	7,676
Currency translation adjustments	15,091

Balance at December 31, 2007	$82,849

        Included in the liability for unrecognized tax benefits at December 31, 2007 were $38.7 million of tax positions that are indemnified by a third party. The receivable for this indemnification is included in other assets within the consolidated balance sheet at December 31, 2007.

        Included in the liability for unrecognized tax benefits at December 31, 2007 were $15.1 million of currency translation adjustments for foreign currency tax positions.

        Included in the liability for unrecognized tax benefits at December 31, 2007 were $27.3 million of tax positions that, if reversed, would affect the effective tax rate.

        During the year ended December 31, 2007, as well as prior to January 1, 2007, the Company recognized interest and penalties accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of income.

        During the year ended December 31, 2007, the Company recognized approximately $3.7 million of interest and penalties, net of deferred taxes. The Company has accrued approximately $42.3 million for the payment of interest and penalties at December 31, 2007. These accruals were included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2007.

        As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 and 2006. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

6.     Acquisitions

Sanford-Orlando Kennel Club

        On October 17, 2007, pursuant to the Asset Purchase Agreement dated July 5, 2007, the Company completed the purchase of Sanford-Orlando Kennel Club in Longwood, Florida from Sanford-Orlando Kennel Club, Inc. and Collins and Collins. In connection with the purchase, the Company also secured a right of first refusal with respect to a majority stake in the Sarasota Kennel Club in Sarasota, Florida. The purchase price for the Sanford-Orlando Kennel Club provides for additional consideration to be paid by the Company based upon certain future regulatory developments. Located on approximately 26 acres in Longwood, Florida, the Sanford-Orlando Kennel Club features year-round greyhound racing, a simulcast wagering facility, a clubhouse lounge and two dining areas. The results of the Sanford-Orlando Kennel Club have been included in the Company's consolidated financial statements since the acquisition date.

Black Gold Casino at Zia Park

        On April 16, 2007, pursuant to the Asset Purchase Agreement dated November 7, 2006 among Zia Partners, LLC ("Zia"), Zia Park LLC (the "Buyer"), a wholly-owned subsidiary of Penn, and (solely with respect to specified sections thereof which relate to the Company's guarantee of the Buyer's payment and performance) Penn, the Buyer completed the acquisition of Black Gold Casino at Zia Park and all related assets of Zia. Penn funded this purchase with additional borrowings under its existing $750 million revolving credit facility. The Company accounted for the acquisition in accordance with SFAS No. 141. As a result of the acquisition, the Company recorded goodwill of $143.8 million and other intangible assets of $4.6 million, both of which are subject to a final purchase price allocation. The results of the Black Gold Casino at Zia Park have been included in the Company's consolidated financial statements since the acquisition date.

Argosy

        On October 3, 2005, the Company acquired 100% of the stock of Argosy. The acquisition reflects the continuing efforts of the Company to diversify by reducing its dependency on individual properties and legislative jurisdictions. The transaction was accounted for as a purchase transaction, in accordance with SFAS 141. As a result, the net assets of Argosy were recorded at their fair value, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The total purchase price for the acquisition was approximately $2,320.2 million, including transaction fees of $44.5 million. The price of $47.00 per share represented an approximately 16% premium over the closing price of Argosy on November 2, 2004, and an approximately 30% premium over the average closing price of Argosy over the ninety days preceding November 2, 2004. The purchase price of the acquisition was funded by the proceeds of the Company's $2.725 billion senior secured credit facility.

        The Company acquired six Argosy casino entertainment facilities and one racetrack, although the Company agreed to enter into sale agreements for three of those properties to expedite the receipt of the regulatory approvals required to complete the merger. The Company completed the sale of Argosy Casino Baton Rouge to an affiliate of Columbia Sussex for approximately $148.6 million, and had until December 31, 2006 to enter into definitive sale agreements for the Argosy Casino Alton and the Empress Casino Hotel. However, on March 6, 2006, the Illinois Gaming Board agreed to allow the Company to retain the Argosy Casino Alton. In addition, the Illinois Gaming Board granted the Company an extension to the time limit by which the Company is required to reach a definitive sale agreement for the Empress Casino Hotel until June 30, 2008. On February 19, 2008, the Illinois Gaming Board resolved to allow the Company to retain the Empress Casino Hotel.

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

        The current and deferred tax liabilities, which increased the amount of goodwill recorded in the acquisition, are subject to change upon recognition and/or settlement of tax contingencies. These changes, if any, will also affect goodwill, and will not have a material impact on the Company's consolidated statements of income.

        As part of the Argosy acquisition, the Company recorded $2.0 billion in goodwill and other intangible assets. The other intangible assets primarily consisted of a gaming license intangible asset, a trademark intangible asset, a computer software intangible asset, and a customer relationship intangible asset. In accordance with SFAS 142, the Company considers its gaming license and trademark intangible assets as indefinite-life intangible assets that do not require amortization. The computer software and customer relationship intangible assets are amortized using the straight-line method over their estimated useful lives, which are three and five years, respectively. As the acquisition of Argosy was treated as a stock purchase, the estimated goodwill balance and the other intangible assets described above were not expected to be amortized for tax purposes.

        The pro forma consolidated results of operations, as if the acquisition of Argosy had occurred on January 1, 2005, are as follows:

2005
(in thousands, except per share data)
Pro Forma
Net revenues	$2,109,609
Income from continuing operations	391,940
Net income from continuing operations	111,388
Basic earnings per share	1.34
Diluted earnings per share	1.30

7.     Hurricane Katrina

        As a result of Hurricane Katrina's direct hit on the Mississippi Gulf Coast on August 29, 2005, two of the Company's casinos, Hollywood Casino Bay St. Louis and Boomtown Biloxi, were significantly damaged, many employees were displaced and operations ceased at the two properties. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006.

        The Company had significant levels of insurance in place at the time of Hurricane Katrina to cover the losses resulting from the hurricane, including an "all risk" insurance policy covering "named windstorm" damage, flood damage, debris removal, preservation of property expense, demolition and increased cost of construction expense, and losses resulting from business interruption and extra expenses, all as defined in the policies. The comprehensive business interruption and property damage insurance policies had an overall limit of $400 million, and was subject to property damage deductibles for Hollywood Casino Bay St. Louis and Boomtown Biloxi of approximately $6.0 million and $3.5 million, respectively. The business interruption insurance component of this policy was subject to a five-day deductible.

        During the year ended December 31, 2006, the Company's financial results benefited from a settlement agreement with its property and business interruption insurance providers for a total of $225 million for Hurricane Katrina-related losses at its Hollywood Casino Bay St. Louis and Boomtown Biloxi properties, as well as minor proceeds related to its National Flood Insurance coverage and auto insurance claims. Reflecting the settlement agreement, the Company recorded a pre-tax gain of $128.3 million ($81.8 million, net of taxes).

        The Company recognized a pre-tax charge of $21.1 million ($13.7 million after-tax) associated with the expenses incurred from Hurricane Katrina for the year ended December 31, 2005. The costs included property insurance and business interruption policy deductible expense (approximately $10.2 million), compensation being paid to employees through November 30, 2005 that exceeded the ordinary payroll limits under the business interruption policy (approximately $6.1 million), the purchase of replacement flood insurance for coverage during the remaining insurance policy term (approximately $3.6 million), contributions to the Penn National Gaming Foundation's Hurricane Katrina Relief Project (approximately $1.0 million) and costs for insurance claim consultants (approximately $0.2 million).

        During the years ended December 31, 2006 and 2005, the Company received $104.1 million and $27.3 million, respectively, from its insurance carriers relating to Hurricane Katrina.

        The $100.0 million insurance receivable recorded at December 31, 2006 represented the portion of the $225 million settlement that was received in January 2007.

        In June 2007, the Company renewed its first layer of property insurance coverage in the amount of $200 million. The $200 million coverage, which is effective from August 8, 2007 through December 31, 2010, is on an "all risk" basis, including, but not limited to, coverage for "named windstorms," floods and earthquakes. Also, the Company purchased an additional $400 million of "all risk" coverage that is subject to certain exclusions including, among others, exclusions for "named windstorms," floods and earthquakes. The additional $400 million coverage is effective from August 8, 2007 through June 1, 2008. There is a $25 million deductible for "named windstorm" events, and lesser deductibles as they apply to other perils. Both layers are subject to specific policy terms, conditions and exclusions.

8.     Property and Equipment

        Property and equipment, net, consists of the following:

December 31,	2007	2006
	(in thousands)
Land and improvements	$188,379	$190,002
Building and improvements	998,910	868,577
Furniture, fixtures, and equipment	503,969	423,201
Leasehold improvements	16,145	15,005
Construction in progress	423,209	187,531

Total property and equipment	2,130,612	1,684,316
Less accumulated depreciation and amortization	(442,219)	(318,445)

Property and equipment, net	$1,688,393	$1,365,871

        Depreciation and amortization expense, for property and equipment, totaled $140.3 million, $117.3 million, and $69.0 million in 2007, 2006, and 2005, respectively. Interest capitalized in connection with major construction projects was $14.6 million, $8.0 million, and $1.5 million in 2007, 2006 and 2005, respectively.

9.     Goodwill and Other Intangible Assets

        The Company's goodwill and intangible assets had a gross carrying value of $2.8 billion and $2.6 billion at December 31, 2007 and 2006, respectively, and accumulated amortization of $27.0 million and $19.4 million at December 31, 2007 and 2006, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at December 31, 2007 and 2006:

December 31,	2007			2006
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill	$2,013,139	$—	$2,013,139	$1,869,444	$—	$1,869,444
Gaming license, racing permit and trademark intangible assets	755,166	—	755,166	700,434	—	700,434
Other intangible assets	49,316	27,041	22,275	45,126	19,434	25,692

Total	$2,817,621	$27,041	$2,790,580	$2,615,004	$19,434	$2,595,570

        During the year ended December 31, 2007, goodwill increased by $143.7 million, primarily due to goodwill recorded as part of the completion of the Black Gold Casino at Zia Park acquisition in April 2007 and the Sanford-Orlando Kennel Club acquisition in October 2007, offset by deferred tax adjustments relating to litigation accruals. In addition, gaming license, racing permit and trademark intangible assets increased by $54.7 million during the year ended December 31, 2007, due to the Black Gold Casino at Zia Park and Sanford-Orlando Kennel Club acquisitions and payment for the Category 1 slot machine license for the placement of slot machines at the Company's Hollywood Casino at Penn National Race Course.

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

        The Company's intangible asset amortization expense was $7.6 million, $6.7 million, and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2007 (in thousands):

2008	$7,626
2009	6,626
2010	5,757
2011	2,080
2012	186
Thereafter	—

Total	$22,275

10.   Long-term Debt

        Long-term debt, net of current maturities, is as follows:

December 31,	2007	2006
	(in thousands)
Senior secured credit facility	$2,496,625	$2,343,875
$200 million 6 7/8% senior subordinated notes	200,000	200,000
$250 million 6 3/4% senior subordinated notes	250,000	250,000
Other long-term obligations	19,810	25,041
Capital leases	8,487	10,532

	2,974,922	2,829,448
Less current maturities of long-term debt	(93,452)	(40,058)

	$2,881,470	$2,789,390

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2007 (in thousands):

2008	$93,452
2009	105,292
2010	683,271
2011	677,660
2012	1,163,327
Thereafter	251,920

Total minimum payments	$2,974,922

        At December 31, 2007, the Company was contingently obligated under letters of credit issued pursuant to the $2.725 billion senior secured credit facility with face amounts aggregating $36.5 million.

Senior Secured Credit Facility

        On October 3, 2005, the Company entered into a $2.725 billion senior secured credit facility to fund the Company's acquisition of Argosy, including payment for all of Argosy's outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries, the payment of related transaction costs, and to provide additional working capital. Concurrent with this financing, the Company's previous senior credit facility was terminated, which resulted in an early extinguishment of debt charge of $4.0 million. The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $575.0 million was drawn at December 31, 2007), a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility. The $2.725 billion senior secured credit facility also allows the Company to raise an additional $300 million in senior secured credit for project development and property expansion.

        During the year ended December 31, 2007, the senior secured credit facility increased by $152.8 million, primarily due to the issuance of long-term debt for items such as partial funding for the Black Gold Casino at Zia Park acquisition and the payment for capital expenditures, partially offset by principal payments on long-term debt.

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

        In accordance with the terms of its $2.725 billion senior secured credit facility, the Company was required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the senior secured credit facility. On October 25, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. On April 6, 2006, the Company entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. On September 5, 2007, the Company entered into two interest rate swap contracts with terms of nine months and notional amounts of $197 million and $181 million, for a total of $378 million, and fixed interest rates of 5.01%. Under all of these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of December 31 2007, the applicable 90-day LIBOR rate was 5.01% for the $960 million swaps, 4.90% for the $300 million swaps, 4.99% for the $197 million swap, and 5.21% for the $181 million swap. On December 19, 2007, the Company entered into three monthly interest rate swap contracts, each with notional amounts of $146.25 million and fixed rates of 4.97% effective December 31, 2007, 4.47% effective January 31, 2008 and 4.40% effective February 29, 2008. Under these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 30-day LIBOR rate. As of December 31, 2007, the applicable 30-day LIBOR rate was 4.85% for the $146.25 million swap.

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

        The 6 7/8% notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act"). On August 27, 2004, the Company completed an offer to exchange the notes and guarantees for notes and guarantees registered under the Securities Act having substantially identical terms.

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

Other Long-Term Obligations

        On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority ("MTGA"). Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, the Company entered into the Second Amendment to the Purchase Agreement and Release of Claims ("Amendment and Release") with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the "Purchase Agreement"), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA's agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA's surrender of all post-closing termination rights it might have had under the Purchase Agreement. The Company recorded the present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years, with the first payment of $7.0 million having been made in November 2007.

Covenants

        The Company's $2.725 billion senior secured credit facility, $200 million 6 7/8% and $250 million 6 3/4% senior subordinated notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, the Company's $2.725 billion senior secured credit facility, $200 million 6 7/8% and $250 million 6 3/4% senior subordinated notes restrict, among other things, the Company's ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

        At December 31, 2007, the Company was in compliance with all required financial covenants.

11.   Commitments and Contingencies

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

        The following proceedings could result in costs, settlements, damages, or rulings that materially impact the Company's consolidated financial condition or operating results. In each instance, the Company believes that it has meritorious defenses, claims and/or counter-claims, and intends to vigorously defend itself or pursue its claim.

        In November 2005, Capital Seven, LLC and Shawn A. Scott (collectively, "Capital Seven"), the sellers of Bangor Historic Track, Inc. ("BHT"), filed a demand for arbitration with the American Arbitration Association seeking $30 million plus interest and other damages. Capital Seven alleges a breach of contract by the Company based on the Company's payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price Capital Seven claims is due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on the Company's operations, and currently are disputing the effective tax rate. Pursuant to the dispute resolution procedures, the Company deposited $30 million in escrow, pending a resolution. This amount is included in other assets within the consolidated balance sheets at December 31, 2007 and 2006. The parties are actively involved in discovery, and arbitration is currently scheduled for April 2008.

        In conjunction with the Company's acquisition of Argosy in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated over eight years ago related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost gaming revenues that the plaintiff contended it could have earned if the gaming license had been properly issued to the plaintiff. On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff's damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys' fees) against Jazz Enterprises, Inc.

and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys' fees, costs and interest. The Company has established an appropriate reserve and has bonded the judgment pending its appeal. Both the plaintiff and the Company have appealed the judgment to the First Circuit Court of Appeals in Louisiana. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy's recoupment rights.

        In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company's Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah's Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the "Court"), asking the Court to declare the law unconstitutional. The casinos began paying the 3% tax surcharge during the three months ended June 30, 2006 into a protest fund which accrues interest during the pendency of the lawsuit. The accumulated funds will be returned to the casinos if they ultimately prevail in the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, the casinos will continue paying the 3% tax surcharge into the protest fund until a final order has been entered in the case. The State of Illinois has appealed the ruling to the Illinois Supreme Court, and oral arguments were heard in November 2007. The Company anticipates that a ruling on the appeal will be made in the next several months.

        In August 2007, a complaint was filed on behalf of a putative class of public shareholders of the Company, and derivatively on behalf of the Company, in the Court of Common Pleas of Berks County, Pennsylvania (the "Complaint"). The Complaint names the Company's Board of Directors as defendants and the Company as a nominal defendant. The Complaint alleges, among other things, that the Board of Directors breached their fiduciary duties by agreeing to the proposed transaction with Fortress and Centerbridge for inadequate consideration, that certain members of the Board of Directors have conflicts with regard to the Merger, and that the Company and its Board of Directors have failed to disclose certain material information with regard to the Merger. The Complaint seeks, among other things, a court order: determining that the action is properly maintained as a class action and a derivative action; enjoining the Company and its Board of Directors from consummating the proposed Merger; and awarding the payment of attorneys' fees and expenses. The Company and the plaintiff have reached a tentative settlement in which the Company agreed to pay certain attorneys' fees and to make certain disclosures regarding the events leading up to the transaction with Fortress and Centerbridge in the proxy statement sent to shareholders in November 2007. Final settlement is contingent upon court approval and consummation of the transaction with Fortress and Centerbridge.

Operating Lease Commitments

        The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $29.6 million, $28.1 million, and $5.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

        The leases for land consist of annual base lease rent payments, plus a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases.

        The Company has an operating lease with the City of Bangor which covers the temporary facility and the permanent facility that the Company expects to open in the third quarter of 2008. Under the lease agreement, there is a fixed rent provision, as well as a revenue-sharing provision which is equal to 3% of gross slot revenue. The lease is for an initial term of fifteen years, with three ten-year renewal options. The initial term begins with the opening of the permanent facility.

        On March 23, 2007, BTN, Inc. ("BTN"), one of the Company's wholly-owned subsidiaries, entered into an amended and restated ground lease (the "Amended Lease") with Skrmetta MS, LLC. The lease amends the prior ground lease, dated October 19, 1993. The Amended Lease requires BTN to maintain a minimum gaming operation on the leased premises and to pay rent equal to 5% of adjusted gaming win after gaming taxes have been deducted. The term of the Amended Lease expires on January 1, 2093.

        The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2007 are as follows (in thousands):

Year ending December 31,
2008	$8,550
2009	6,699
2010	4,998
2011	4,768
2012	4,126
Thereafter	28,898

Total	$58,039

Capital Expenditure Commitments

        At December 31, 2007, the Company is contractually committed to spend approximately $201.9 million in capital expenditures for projects in progress.

Employee Benefit Plans

        The Company maintains a profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation.

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

        The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions in 2007, 2006 and 2005 were $2.2 million, $1.5 million, and $1.1 million, respectively.

Agreements with Horsemen and Pari-Mutuel Clerks

        The Company is required to have agreements with the horsemen at each of its racetracks to conduct its live racing and simulcasting activities, with the exception of the Company's tracks in Ohio and New Mexico. In addition, in order to operate gaming machines in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

        At the Charles Town Entertainment Complex, the Company has an agreement with the Charles Town horsemen that expires on December 31, 2008, and an agreement with the breeders that expires on June 30, 2008. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks, which expires on December 31, 2010.

        The Company's agreement with the Pennsylvania thoroughbred horsemen at Penn National Race Course expires on September 30, 2011. The Company is currently involved in good faith negotiations with Local 137 of the Sports Arena Employees (AFL-CIO) at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel relative to the renewal of a contract that will expire on February 28, 2008. The parties are cooperatively working on a successor agreement and expect to briefly extend the current agreement. The Company also has an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at the Company's OTWs, which will expire on September 30, 2009.

        The Company's agreement with the Maine Harness Horsemen Association at Bangor Raceway expires at the end of the 2008 racing season. Pennwood Racing, Inc. also has an agreement in effect with the horsemen at Freehold Raceway, which expires in May 2009.

        Throughout the Argosy properties, the Seafarers Entertainment and Allied Trade Union represents approximately two thousand one hundred of the Company's employees. Additionally, at Argosy Casino Alton, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO represents eight of the Company's employees, the International Brotherhood of Electrical Workers represents eight of the Company's employees, the Security Police and Fire Professionals of America represents fifty-six of the Company's employees. At the Company's Lawrenceburg Indiana property, the American Maritime Officers Union represents seventeen of the Company's employees. The Company has collective bargaining agreements with these unions that expire at various times between July 2008 and October 2015. At the Empress Casino Hotel, the Hotel Employees and Restaurant Employees Union ("UNITE/HERE"), Local 1 represents approximately three hundred employees under a collective bargaining agreement which expires on March 31, 2010. Negotiations are expected to begin in the near term with the International Brotherhood of Electrical Workers, Local 176, who began representing fifteen slot technicians at the Empress Casino Hotel in October 2007. At Raceway Park, UNITE/HERE Local 10 represents the twenty pari-mutuel tellers under a contract which expires on May 31, 2012.

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

        The Company made an $11.3 million loan to the joint venture and an equity investment of $0.3 million. The loan is evidenced by a subordinated secured note, which is included in investment in and advances to unconsolidated affiliate in the consolidated financial statements. The note bears interest at prime plus 2.25% or a minimum of 10.00% (at December 31, 2007, the interest rate was 10.00%). The Company has recorded interest income in the consolidated statements of income of $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The joint venture, through Freehold Racing Association, was part of a multi-employer pension plan. For collectively bargained, multi-employer pension plans, contributions were made in accordance with negotiated labor contracts and generally were based on days worked. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980, the joint venture may, under certain circumstances, become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. In June 2006, Freehold Racing Association withdrew from the multi-employer pension plan, and thereby became subject to payment of a withdrawal liability to the multi-employer pension plan. In January 2008, the Company was informed that the multi-employer pension plan experienced a mass withdrawal termination as of December 25, 2007. At December 31, 2007, the most recent date for which information is available, the joint venture withdrawal liability was approximately $2.9 million for Freehold Racing Association, which is payable through November 2028.

        The Company and Greenwood entered into a Debt Service Maintenance Agreement with a bank in which each joint venture partner has guaranteed up to 50% of a $23.0 million term loan to the joint venture. The Debt Service Maintenance Agreement remains in effect for the life of the loan and is due to expire on September 30, 2009. At December 31, 2007, the outstanding balance on the loan to the joint venture amounted to $11.5 million, of which the Company's obligation under its guarantee of the term loan was limited to approximately $5.75 million. The Company's investment in the joint venture is accounted for under the equity method. The original investment was recorded at cost and has been adjusted by the Company's share of income of the joint venture and distributions received. The Company's 50% share of the income of the joint venture is included in other income (expenses) in the consolidated statements of income.

12.   Income Taxes

        Deferred tax assets and liabilities are comprised of the following:

Year ended December 31,	2007	2006
	(in thousands)
Deferred tax assets:
Stock-based compensation expense	$11,111	$5,583
Accrued expenses	18,945	21,875
FIN 48	9,458	—
State net operating losses	7,687	28,872
Accumulated other comprehensive income (loss)	12,325	(1,461)

Gross deferred tax assets	59,526	54,869
Less valuation allowance	(6,632)	(28,510)

Net deferred tax assets	52,894	26,359

Deferred tax liabilities:
Property, plant and equipment	(165,369)	(139,418)
Intangibles	(253,535)	(252,369)

Net deferred tax liabilities	(418,904)	(391,787)

Net:	$(366,010)	$(365,428)

Reflected on consolidated balance sheets:
Current deferred tax assets, net	$19,079	$22,187
Noncurrent deferred tax liabilities, net	(385,089)	(387,615)

Net deferred taxes	$(366,010)	$(365,428)

        For income tax reporting, the Company has state net operating loss carryforwards aggregating approximately $173.1 million available to reduce future state income taxes primarily for the Commonwealth of Pennsylvania and the State of Mississippi as of December 31, 2007. The tax benefit associated with these net operating loss carryforwards is approximately $7.7 million. Due to state tax statutes on annual net operating loss utilization limits, the availability of gaming tax credits, and income and loss projections in the applicable jurisdictions, a $6.6 million valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all the carryforwards will expire at various dates from December 31, 2008 to December 31, 2027.

        The $6.6 million valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company, which are not presently expected to be utilized. In the event that the valuation allowance is ultimately unnecessary, the majority would be treated as a reduction of tax expense.

        In addition, certain subsidiaries have accumulated state net operating loss carryforwards aggregating approximately $558.1 million for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits as of December 31, 2007 attributable to these net operating losses was approximately $36.4 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of December 31, 2007. In the event of any benefit from realization of these net operating losses, $7.9 million would be treated as an increase to equity, $0.5 million would be treated as a reduction to goodwill, and the remainder would be treated as a reduction of tax expense. If not used, substantially all the carryforwards will expire at various dates from December 31, 2008 to December 31, 2027.

        The provision for income taxes charged to operations was as follows:

Year ended December 31,	2007	2006	2005
	(in thousands)
Current tax expense
Federal	$75,959	$108,958	$73,463
State	28,536	33,067	12,184
Foreign	9,427	433	—

Total current	113,922	142,458	85,647

Deferred tax expense (benefit)
Federal	16,223	16,260	(24,566)
State	2,042	(1,866)	(6,488)

Total deferred	18,265	14,394	(31,054)

Total provision	$132,187	$156,852	$54,593

        The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2007, 2006 and 2005:

Year ended December 31,	2007	2006	2005
Percent of pretax income
Federal tax rate	35.0%	35.0%	35.0%
State and local income taxes	6.8%	5.5%	2.6%
Permanent differences	2.6%	1.8%	0.7%
Foreign	1.2%	0.1%	0.1%
Other miscellaneous items	(0.4)%	—	0.1%

	45.2%	42.4%	38.5%

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

Shareholder Rights Plan

        On May 20, 1998, the Board of Directors of the Company authorized and declared a dividend distribution of one preferred stock purchase right (the "Right" or "Rights") for each outstanding share of the Company's common stock, par value $.01 per share, payable to shareholders of record at the close of business on March 19, 1999. In addition, a Right is issued for each share of common stock issued after March 19, 1999 and prior to the Rights' expiration. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Preferred Stock Fraction") of the Company's Series A Preferred Stock (or another series of preferred stock with substantially similar terms), or a combination of securities and assets of equivalent value, at a purchase price of $10.00 per

Preferred Stock Fraction, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") dated March 2, 1999, and amended on June 15, 2007, between the Company and Continental Stock Transfer and Trust Company as Rights Agent.

        The Rights are attached to the shares of the Company's common stock until they become exercisable. Generally, the Rights will be exercisable beginning on a specified date after a person or group acquires 15% or more of the Company's common stock (the "Stock Acquisition Date"), commences a tender or exchange offer that will result in such person or group acquiring 20% or more of the outstanding common stock or a determination that a beneficial owner's ownership of a substantial amount of the Company's common stock (at least 10%) is intended to pressure the Company to take action not in the long-term best interests of the Company or may have a material adverse impact ("Adverse Person") on the business or prospects of the Company. The Company is entitled to redeem the Rights at a price of $.01 per Right (payable in cash or stock) at any time until 10 days following a Stock Acquisition Date or the date on which a person is determined to be an Adverse Person. Upon the occurrence of certain events described in the Rights Agreement, each holder of Rights (other than Rights owned by a shareholder who has acquired 15% or more of the Company's outstanding common stock or who is determined to be an Adverse Person, which Rights become void) will have the right to receive, upon exercise, Preferred Stock Fractions (or, in certain circumstances, Company common stock, the acquiring company's common stock, cash, property or other securities of the Company) having a market value of twice the exercise price of each Right. Following any such event, the Company may permit holders to surrender their Rights in exchange for Preferred Stock Fractions (or other property or securities, as the case may be) equal to half the value otherwise purchasable or exchange each Right for one Preferred Share Fraction. A potential dilutive effect may exist upon the exercise of the Rights. Until a Right is exercised, the holder will have no rights as a stockholder of the Company, including, without limitations, the right to vote as a stockholder or to receive dividends. The Rights are not exercisable until the distribution date, and will expire at the close of business on March 18, 2009, unless earlier redeemed or exchanged by the Company.

        On June 15, 2007, immediately prior to the execution of the Merger Agreement, the Company and Continental Stock Transfer and Trust Company entered into Rights Agreement Amendment No. 1. The Company was required to enter into Rights Agreement Amendment No. 1 pursuant to Section 4.12 of the Merger Agreement in order to render the Rights Agreement inapplicable to the proposed Merger and other transactions contemplated under the Merger Agreement. Pursuant to Rights Agreement Amendment No. 1, none of Fortress, Centerbridge, PNG Holdings LLC ("Holdings" and, together with Fortress, Centerbridge, Parent and Merger Sub, the "Fortress/Centerbridge Entities"), Parent or Merger Sub will be an Acquiring Person or an Adverse Person (as such terms are defined in the Rights Agreement) to the extent any of the Fortress/Centerbridge Entities are beneficial owners of any Common Stock as a result of the approval, execution or delivery of the Merger Agreement or consummation of the Merger.

14.    Stock-Based Compensation

        In April 1994, the Company's Board of Directors and shareholders adopted and approved the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan permitted the grant of options to purchase up to 12,000,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The 1994 Plan provided for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The 1994 Plan terminated in April 2004, but options granted prior to the 1994 Plan's termination remain outstanding.

        On April 16, 2003, the Company's Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the "2003 Plan"). On May 22, 2003, the Company's shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permits the grant of options to purchase Common Stock and other market-based and performance-based awards. Up to 12,000,000 shares of Common Stock are available for awards under the 2003 Plan. The 2003 Plan provides for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options. Unless this plan is extended, no awards shall be granted or exchanges effected under this plan after May 31, 2013. At December 31, 2007, there were 3,208,225 options available for future grants under the 2003 Plan.

        Stock options that expire between January 2, 2009 and January 2, 2017 have been granted to officers, directors and employees to purchase Common Stock at prices ranging from $7.42 to $61.82 per share. All options were granted at the fair market value of the Common Stock on the date the options were granted.

        The following table contains information on stock options issued under the plans for the three-year period ended December 31, 2007:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2004	6,941,260	$8.78	5.45	$149,229
Granted	2,813,000	29.51
Exercised	(1,932,946)	5.63
Canceled	(87,500)	9.84

Outstanding at December 31, 2005	7,733,814	$17.09	5.34	$122,844
Granted	1,784,400	33.34
Exercised	(1,310,113)	9.31
Canceled	(97,500)	22.16

Outstanding at December 31, 2006	8,110,601	$21.87	4.97	$160,225
Granted	1,458,750	42.21
Exercised	(1,824,071)	13.66
Canceled	(495,375)	28.44

Outstanding at December 31, 2007	7,249,905	$27.58	4.87	$231,837

        Included in the above are common stock options that were issued in 2003 to the Company's Chairman outside of the 1994 Plan and the 2003 Plan. These options were issued at $7.95 per share, and are exercisable through February 6, 2013. At December 31, 2007 and December 31, 2006, the number of these common stock options that were outstanding was 23,750. In addition, the Company issued 160,000 restricted stock awards in 2004, which fully vest in May 2009, and issued 280,000 restricted stock awards in 2006, which fully vest by 2011. The restricted stock grants in 2004 and 2006 were made pursuant to the 2003 Plan. Due to the departure of one of the Company's senior executives, 60,000 of these awards were forfeited. The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $16.08, $14.58 and $12.17, respectively.

	Number of Option Shares	Weighted-Average Exercise Price
Exercisable at December 31,
2007	3,080,480	$19.74
2006	2,848,451	14.11
2005	2,036,064	8.44

        The aggregate intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $74.6 million, $37.4 million and $53.1 million, respectively.

        At December 31, 2007, there were 3,080,480 shares that were exercisable, with a weighted-average exercise price of $19.74, a weighted-average remaining contractual term of 3.88 years, and an aggregate intrinsic value of $122.6 million.

        The following table summarizes information about stock options outstanding at December 31, 2007:

	Exercise Price Range			Total
	$7.42 to $29.22	$30.18 to $41.62	$42.43 to $61.82	$7.42 to $61.82
Outstanding options
Number outstanding	4,155,491	3,002,414	92,000	7,249,905
Weighted-average remaining contractual life (years)	3.94	6.11	6.42	4.87
Weighted-average exercise price	$20.22	$37.03	$51.21	$27.58
Exercisable options
Number outstanding	2,674,991	405,489	—	3,080,480
Weighted-average exercise price	$17.69	$33.27	$—	$19.74

        Compensation costs related to stock-based compensation for the years ended December 31, 2007 and December 31, 2006 totaled $25.5 million pre-tax ($18.6 million after-tax), or $.21 per diluted share, and $20.6 million pre-tax ($14.9 million after-tax), or $.17 per diluted share, respectively, and are included in the consolidated statements of income under general and administrative expense.

        At December 31, 2007 and December 31, 2006, the total compensation cost related to nonvested awards not yet recognized equaled $41.6 million and $45.2 million, respectively, including $36.3 million and $38.0 million for stock options, respectively, and $5.3 million and $7.2 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

15.    Segment Information

        In accordance with SFAS No. 131, the Company views each property as an operating segment, and aggregates all of its properties into one reportable segment, as the Company believes that they are economically similar, offer similar types of products and services, cater to the same types of customers and are similarly regulated.

16.    Summarized Quarterly Data (Unaudited)

        Following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2007
Net revenues	$596,258	$625,244	$629,450	$585,841
Income from continuing operations	124,780	128,420	133,879	110,730
Net income	42,941	38,299	46,590	32,223
Basic earnings per share	0.51	0.45	0.54	0.37
Diluted earnings per share	0.49	0.43	0.52	0.36
2006
Net revenues	$547,802	$537,773	$586,111	$572,861
Income from continuing operations	128,901	121,837	128,055	199,048
Net income	41,983	42,695	155,060	87,350
Basic earnings per share	0.50	0.51	1.84	1.03
Diluted earnings per share	0.49	0.49	1.79	1.00

17.    Related Party Transactions

Life Insurance Policies

        Historically, the Company paid premiums on life insurance policies (the "Policies") on behalf of certain irrevocable trusts (the "Trusts") created by the Company's Chairman and Chief Executive Officer ("CEO"). The policies covered the Chairman and CEO's life and that of his spouse. The Trusts were the owners and beneficiaries of the policies and were obligated to reimburse the Company for all premiums paid when the insurance matures or upon death. To secure the Company's interest in each of the Policies, the Trusts executed a collateral assignment of each of the Policies to the Company. As of December 31, 2007, the Trusts terminated these policies and reimbursed the Company for all but $159,000 for these payments.

Executive Office Lease

        The Company currently leases 42,348 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of its Chairman and CEO. Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $0.7 million, $0.6 million, and $0.5 million, respectively. The leases for the office space expire in March 2012, May 2012 and May 2013, and the lease for the warehouse space expires in July 2010. The future minimum lease commitments relating to these leases at December 31, 2007 equaled $3.8 million. The Company also paid $3.7 million, $1.3 million and $0.4 million in construction costs to these same affiliates for the years ended December 31, 2007, 2006 and 2005, respectively.

18.    Subsidiary Guarantors

        Under the terms of the $2.725 billion senior secured credit facility, all of Penn's subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets, excluding intercompany balances, of $43.9 million (approximately 0.9% of total assets at December 31, 2007). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn's subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the year ended, December 31, 2007. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company's ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn's ability to obtain funds from its subsidiaries.

        With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the years ended, December 31, 2007, 2006 and 2005, as Penn had no significant independent assets and no independent operations at, and for the year ended, December 31, 2007, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

        Under the terms of the $200 million 6 7/8% senior subordinated notes, all of Penn's subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets, excluding intercompany balances, of $19.4 million (approximately 0.4% of total assets at December 31, 2007). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn's subsidiaries under the terms of the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the year ended, December 31, 2007. There are no significant restrictions within the $200 million 6 7/8% senior subordinated notes on the Company's ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn's ability to obtain funds from its subsidiaries.

        With regard to the $200 million 6 7/8% senior subordinated notes, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the years ended, December 31, 2007, 2006 and 2005, as Penn had no significant independent assets and no independent operations at, and for the year ended, December 31, 2007, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

19.    Discontinued Operations—Disposition of Hollywood Casino Shreveport

        On August 27, 2004, the Company's unrestricted subsidiary, Hollywood Casino Shreveport ("HCS"), in cooperation with an Ad Hoc Committee representing a majority of its noteholders, entered into an agreement with Eldorado Resorts LLC ("Eldorado") providing for the acquisition of HCS by certain affiliates of Eldorado. On September 10, 2004, a group of HCS's creditors, led by Black Diamond Capital Management, LLC, filed with the U.S. Bankruptcy Court, Western District of Louisiana ("U.S. Bankruptcy Court"), located in Shreveport, Louisiana, an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code. On October 30, 2004, HCS agreed to the entry of an order for relief in the Chapter 11 case that had been filed against it, and HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation commenced voluntary cases under Chapter 11 of the Bankruptcy Code. HCS's debt was non-recourse to the Company and its other subsidiaries.

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

        The Company has historically reflected the results of this transaction by classifying the assets, liabilities and results of operations of HCS as assets and liabilities held for sale and discontinued operations in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or

Disposal of Long-Lived Assets" ("SFAS 144"). The Company held no HCS assets or liabilities at December 31, 2007 and 2006. Net revenues, income from continuing operations and net loss for HCS for the year ended December 31, 2005 equaled $67.5 million, $2.9 million and ($5.5) million, respectively.

20.    Discontinued Operations—Sale of The Downs Racing, Inc. and Subsidiaries

        On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, the Company entered into the Amendment and Release with the MTGA pertaining to the Purchase Agreement, and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA's agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA's surrender of all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, the Company recorded, in accordance with GAAP, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $114.0 million (net of $84.9 million of income taxes) during the year ended December 31, 2006. In addition, the Company recorded the present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years, with the first payment of $7.0 million having been made in November 2007.

        The Company held no The Downs Racing, Inc. assets or liabilities at December 31, 2007 and 2006. Net revenues, loss from continuing operations and net loss for The Downs Racing, Inc. and its subsidiaries for the year ended December 31, 2005 equaled $1.8 million, $86,000 and $38,000, respectively.

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

22.    Subsequent Event

        On February 19, 2008, the Illinois Gaming Board resolved to allow the Company to retain the Empress Casino Hotel. Previously, in connection with its acquisition of Argosy, the Company entered into an agreement with the Illinois Gaming Board in which it agreed, in part, to enter into an agreement to divest the Empress Casino Hotel by December 31, 2006, which date was later extended to June 30, 2008, subject to the Company having the right to request that the Illinois Gaming Board review and reconsider the terms of the agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Penn National Gaming, Inc. and subsidiaries

        We have audited Penn National Gaming, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penn National Gaming, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Penn National Gaming, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended of Penn National Gaming, Inc. and subsidiaries and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 22, 2008

ITEM 9B. OTHER INFORMATION

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership of the Company's common stock and any other equity securities of the Company with the SEC. Executive officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of the copies of Forms 3, 4 and 5 furnished to the Company, or written representations from certain reporting persons that no such Forms were required to be filed by such persons, the Company believes that all of its executive officers, directors and greater than 10% shareholders complied with all filing requirements applicable to them during 2007.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        For purposes of the following Compensation Discussion and Analysis, the terms "executives" and "executive officers" refer to the Named Executive Officers of the Company as set forth in the Summary Compensation Table, which appears beginning on page 111 of this Annual Report on Form 10-K.

Executive Summary

        Pay for Performance Programs.    In 2007, the Company's compensation programs for executives were revised to provide a greater link to performance. Shareholders approved the performance-based Annual Incentive Plan and, pursuant to the Annual Incentive Plan, the Company implemented:

  •
  An incentive program with pre-determined goals based on EBITDA (earnings before interest, taxes, charge for stock compensation, depreciation and amortization, and gain or loss on disposal of assets, and is inclusive of earnings from the Company's joint venture) goals (EBITDA is most common company measure of performance in the gaming industry), which replaced the prior discretionary bonus plan. This EBITDA-based measure includes:

  •
  A minimum EBITDA goal that must be met before any award can be paid ($618,000,000);

  •
  A target amount equal to the Company's 2007 EBITDA forecast ($633,000,000); and

  •
  The goals for the range of payout (minimum to maximum) were set plus or minus 2% of the EBITDA forecast ($618,000,000 to $648,000,000).

  •
  An incentive program with an external measure of performance (free cash flow results compared to peers) to reward for results better than peers. The free cash flow-based measure provides that:

  •
  Minimum performance must rank at or above peer group median before any awards can be paid; and

  •
  The Company must be the top performer in generation of free cash flow compared to peers for participants to receive the maximum payout.

        Performance-based awards under both incentive programs are deductible pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

        Company Performance.    The Company believes its compensation programs have contributed to its outstanding results, which include:

  •
  Total Shareholder Return that is 371% above gaming industry peers since 2000 (1/1/2000-1/1/2008) and 59% for 2007:

  •
  Financial results have ranked above most peer companies, including:

EBITDA Margin	Top of Third Quartile
Return on Equity	Top of Fourth Quartile
Net Income Margin	Fourth Quartile
Revenue Growth	Top of Fourth Quartile
  •
  Fortune magazine recognized the Company as one of the fastest growing U.S. companies for a record 6th year.

        Executive Compensation.    The Compensation Committee monitors total compensation paid to executives and compares the amounts to total compensation paid to similarly-situated executives at peer companies and in relation to peer company performance. Total compensation for each executive ranked between the 50th and 60th percentile compared to similarly-situated executives in peer companies while Company performance consistently ranked above the 60th percentile compared to peer company results. The Compensation Committee believes compensation to executives is reasonable and consistent with the Company's results and its compensation philosophy.

        Fiscal 2008 Compensation.    Since the announcement of the Merger, the Company has not implemented any new compensation programs for executives. Based on the pending Merger:

  •
  The Company elected to forgo its annual stock option grant to executives and all other employees;

  •
  In January 2008, executives received a 4% salary increase to reflect the projected labor market movement and to allow the executive team to continue to receive competitive salaries; and

  •
  In December 2007, the Company accelerated change in control payments (subject to repayment in certain situations) for three executive officers to eliminate company tax penalties (280G excess parachute payments) in 2008.

Objectives of the Compensation Program

        The Company recognizes that a talented management group plays a key role in achieving above average results. Therefore, the Company believes it must attract and retain key talent to continue its outstanding performance, and that the compensation program is crucial to its continued success.

        The Company views other large companies in the gaming industry as its primary competition for executive talent. The gaming industry is a highly competitive business, and, as such, the Company recognizes that it needs a competitive compensation program to attract and retain the top talent necessary for it to continue to achieve outstanding results. Many executives have joined the Company from other gaming operations. The following compensation philosophy has been developed to support the Company and its businesses.

Compensation Philosophy

        To support its objectives, the Compensation Committee has adopted and annually reviews and confirms a compensation philosophy which serves as the guide for all executive compensation decisions.

        Compensation Philosophy Statement.    The Company intends to maintain an executive compensation program that will help it attract and retain the executive talent needed to grow and further the strategic interests of the business. To this end, the Company provides a compensation and benefits program that will be sufficiently attractive to provide talented executives with good reason for remaining with the Company and continuing in their efforts to improve shareholder value. The Company's program is designed to motivate and reward executives to achieve and exceed targeted results. Pay received by the executives will be commensurate with the performance of the Company, the business unit they are part of, and their own individual contribution.

        Compensation Program Design.    Consistent with the compensation philosophy, the compensation program is designed to support the marketplace positioning for each element of compensation to equate the level of pay with the comparable targeted market position for results, thereby creating a consistent pay for performance environment. Below is an outline of the design the Company's compensation program for 2007:

  •
  Base Salary

  •
  Designed to be competitive, to attract qualified executives and to be fair

  •
  Total Cash Opportunity (base salary plus annual incentive compensation) and Total Compensation Opportunity (base salary plus annual incentive compensation plus stock options)

  •
  Designed so that executives receive compensation in the third quartile of the peer group for third quartile performance and in the fourth quartile of the peer group for fourth quartile performance

  •
  Benefits and Perquisites

  •
  Designed to be competitive

        The peer group used by the Compensation Committee in setting compensation for the Company's executives for 2007 includes: Ameristar Casinos, Inc., Boyd Gaming Corporation, Harrah's Entertainment, Inc., Isle of Capri Casinos, Inc., Las Vegas Sands Corp., MGM Mirage, Pinnacle Entertainment, Inc., Station Casinos, Inc., Trump Entertainment Resorts, Inc., and Wynn Resorts, Ltd.

In setting all elements of compensation for 2007—base salary, annual incentive compensation, stock options, benefits and perquisites—the Compensation Committee relied on the same peer group.

        To ensure a competitive compensation program, the Company and the Compensation Committee, with the assistance of its compensation consultant, closely monitor the compensation practices of other gaming companies to ensure the programs assist in attracting and retaining executives. The Compensation Committee reviewed the following financial results of the Company compared to the peer group and, as indicated below, the Company consistently outperformed the median of the peer group in 2007:

Measure	Company results
EBITDA margin	Top of Third Quartile
Net Income margin	Top of Fourth Quartile
Revenue growth	Fourth Quartile
Return on equity	Top of Fourth Quartile

        Total compensation (base salary, annual incentive and the value of the stock options granted) for executives of the Company compared to similar situated executives in the peer group ranks between the 50th and 75th percentile, consistent with the financial results for the Company.

Elements of the Compensation Program

        Base Salary.    Consistent with the compensation philosophy, base salaries are targeted to approximate the 50th percentile (median) of the peer group. The Compensation Committee targets the 50th percentile because it seeks to set salaries that are competitive in the gaming industry and that will attract and retain qualified executives. Salaries are also reviewed and compared to market rates and internal relationships for fairness. Salaries are then reviewed and set based on judgments of the Compensation Committee, which can include consideration of external and internal relationships, specific position duties and responsibilities, and assessment of individual contribution and position value to the Company.

        Set forth below are base salary increases for executive officers for 2007:

Executive	2007 Salary	Percentage Increase over 2006 Salary
Chief Executive Officer	$1,500,000	7.1%
Chief Financial Officer	$700,000	19.7%
Executive Vice President of Operations	$750,000	15.4%
Senior Vice President and General Counsel	$405,000	3.8%
Vice President, Secretary and Treasurer	$270,000	3.8%

        After a review of chief executive officer salaries in the peer group, the Chief Executive's salary increase was based on a determination by the Compensation Committee that the increase was appropriate to meet its goal of providing a fair base salary. However, the Chief Executive Officer's salary for 2007 fell in the second quartile of the peer group. Similarly, for the other executive officers, in determining 2007 base salaries, the Compensation Committee took into consideration the base salaries of similarly situated executives in the peer group and internal equity issues. The Compensation Committee set 2007 salaries that it believed met its fairness and competitiveness goals based on the facts that the salaries approximated the median salaries of similarly situated executives at companies in the peer group and that variation among the executives corresponded with the executives' position and authority. In addition to the previously mentioned factors, the Chief Financial Officer's salary increase also reflects consideration of his performance and increased responsibility in connection with the rapid growth of the Company and the Executive Vice President of Operations's salary increase also reflects his increased operational responsibility following the departure of the Chief Operating Officer. Pursuant to the terms of his employment agreement, the Executive Vice President of Operations' salary was increased to $750,000 in late 2006 with the understanding that his base salary would not increase during the initial term of his employment agreement (July 31, 2006 to July 31, 2009). In agreeing to set the Executive Vice President of Operations' base salary at $750,000, the Compensation Committee took into consideration that the salary would be for a three year period and, therefore, would need to be set higher than a base salary amount expected to be increased annually.

        For 2008, since salaries for each executive were viewed as competitive and fair based on the analysis in setting the 2007 base salaries for executives, all executives received a 4% salary increase, which was determined based on a projection of the labor market movement so the Company would continue to pay competitive salaries to its executive team. The Executive Vice President of Operations did not receive a salary increase in 2008 because, pursuant to the terms of his employment agreement, his late 2006 salary increase was meant to cover the initial term of his employment agreement (July 31, 2006 to July 31, 2009).

        Annual Incentive.    Working with its compensation consultant, the Compensation Committee approved a new performance-based Annual Incentive Plan for 2007 which provided two measures: an internal measure, EBITDA versus plan, and an external measure, free cash flow versus peer group results. The Company believes that ensuring its executives are incentivized to meet or exceed forecasted EBITDA is critical to the Company's continued growth in a manner that rewards shareholders and enables the Company to retain its credibility in the capital markets, which in turn is critical to fund capital intensive future growth opportunities at the lowest possible cost of capital. The new performance-based Annual Incentive Plan for 2007, which incorporates EBITDA results with an annual cash incentive and free cash flow growth rates, was adopted by the Compensation Committee because it aligns the executives' interests with the interests of the Company's shareholders. Stated another way, if the Company grows free cash flow per share, which requires the Company's management team to factor in the cost of capital, cost of acquisitions, operating results, legislative risk, cost of maintaining our assets, and taxes, then the shareholders will be satisfied with the fundamental direction of the Company and the executives will be appropriately rewarded.

        Prior to 2007, bonus compensation amounts were not based on predetermined performance targets but, rather, were set based upon the Chief Executive Officer's and Board of Directors' assessment of EBITDA results and the Chief Executive Officer's assessment of individual contribution for each executive officer.

        To further a pay for performance environment, the plan was approved by shareholders at the Company's 2007 annual meeting so that awards under the plan qualify as performance-based compensation that is exempt from the federal income tax $1,000,000 deduction limitation imposed under Section 162(m) of the Code. By obtaining shareholder approval, the Company may more efficiently provide its executive officers with performance-based compensation.

        Internal Measure.    The internal measure portion of the Company's Annual Incentive Plan for 2007 provided for the payment of incentive compensation upon the Company's achievement of pre-established EBITDA goals. EBITDA is earnings before interest, taxes, charges for stock compensation, depreciation and amortization, and gain or loss on disposal of assets, and inclusive of earnings from the Company's joint venture.

        The following sets forth the EBITDA goals of the internal measure portion of the Company's Annual Incentive Plan for 2007, as well as the Company's actual EBITDA for 2007:

	% of Achievement of 2007 EBITDA Budget	EBITDA
• Threshold	98%	$618,000,000
• Target	100%	$633,000,000
• Maximum	102%	$648,000,000
• Actual	106%	$672,727,000

        The Company's 2006 EBITDA was $629,200,000. The Company's 2007 EBITDA budget was set in a process where the Company used 2006 estimated EBITDA as a starting point and then (i) adjusted upward for anticipated performance improvements at the Company's existing properties (to the extent that competitive forces and penetration rates reasonably permit) and the expected benefits from a pending acquisition of the Black Gold Casino at Zia Park property in New Mexico and (ii) adjusted downward to account for higher liability insurance costs, an incremental tax increase in Illinois, the decrease in Hurricane Katrina-related business at the Company's Gulf properties not impacted by the hurricane and pre-opening expenses for the integrated racing and gaming property in Grantville, Pennsylvania.

        The range for the EBITDA goals was set between $618,000,000 and $648,000,000 based upon the Company's 2007 EBITDA budget ($633,000,000) and a 2% increase or decrease from that budgeted amount. The Compensation Committee based the 2007 threshold, target and maximum with reference to record EBITDA achieved in 2006 and the significant challenges from certain events expected to occur in 2007 (e.g., significant increases in insurance costs and gaming taxes increases) which could have negatively effected financial performance, even after giving effect to expected increases in market penetration and growth.

        The range of awards payable pursuant to the internal measure for each executive is as follows:

Executive	Threshold Bonus (as a percentage of salary)	Target Bonus (as a percentage of salary)	Maximum Bonus (as a percentage of salary)
Chief Executive Officer	50%	100%	150%
Chief Financial Officer	37.5%	75%	112.5%
Executive Vice President of Operations	37.5%	75%	112.5%
Senior Vice President and General Counsel	25%	50%	75%
Vice President, Secretary and Treasurer	25%	50%	75%

        The Compensation Committee set the range of bonuses payable under the internal measure, as a percentage of salary, for executives to reflect the standard competitive practice in the gaming industry for such incentive programs.

        Based on record actual EBITDA of $672,727,000, the executives received the maximum payout under the internal measure portion of the Company's Annual Incentive Plan for 2007. The award for meeting internal measure goals was paid in cash.

        External Measure.    The external measure portion of the Company's Annual Incentive Plan for 2007 provided for the payment of incentive compensation upon the Company's achievement of pre-established goals regarding the Company's free cash flow (ranking results versus the peer group from unadjusted data reported in the Standard & Poors Research Insight database). Free cash flow is EBITDA less interest, taxes, and maintenance capital expenditures. Because the Company's competitors do not publicly disclose the breakdown between project and maintenance capital expenditures (a key component of free cash flow), in comparing the Company's free cash flow performance to that of its competitors, the Company defines maintenance capital expenditures as 50% of the total depreciation reported by each of the Company's competitors.

        The following sets forth the free cash flow goals (in relation to the free cash flow of the Company's peers) of the external measure portion of the Company's Annual Incentive Plan for 2007:

• Threshold:	50th percentile (median) performance
• Target:	75th percentile performance
• Maximum:	Highest of peers

        Since the Company is a top performer, the Compensation Committee wanted to continue to encourage and reward executives for achieving outstanding results and encourage executive retention. So, the Committee approved an external measure pursuant to which, before any award would be paid, the Company must have results that rank in the top half compared to competitor results (median/50th percentile). The target is set at a ranking equal to at least the middle of the top half of competitor results (75th percentile). Maximum payout is for outperforming all peers. The plan is designed to reward for top industry performance.

        The range of awards payable pursuant to the external measure for each executive is as follows:

Executive	Threshold Bonus (as a percentage of salary)	Target Bonus (as a percentage of salary)	Maximum Bonus (as a percentage of salary)
Chief Executive Officer	50%	100%	150%
Chief Financial Officer	37.5%	75%	112.5%
Executive Vice President of Operations	37.5%	75%	112.5%
Senior Vice President and General Counsel	25%	50%	75%
Vice President, Secretary and Treasurer	25%	50%	75%

        Like the internal measure, the Compensation Committee set the range of bonuses payable under the external measure, as a percentage of salary, for executives to reflect the standard competitive practice in the gaming industry for such incentive programs.

        Because the external measure is calculated using publicly available information regarding the peer group and information regarding 2007 financial performance of all of the companies in the peer group has not yet been published, the amount of bonus payable under the external measure portion of the Company's Annual Incentive Plan for 2007 has not yet been determined. The amount of external measure bonus payable, if any, is expected to be calculated in the Spring of 2008 once the database information is available sometime after the competitors make their Annual Report on Form 10-K filings. Any amounts payable under the external measure will be payable in cash, restricted stock or some combination thereof.

        Stock Options.    The Company believes that the stock option program is the most important element of the executive compensation program since it most directly rewards executives for the increase in shareholder value, for which performance historically ranks above the 90th percentile of general industry results. The Company believes that stock option grants have assisted the Company in attracting and retaining executives. In setting the number of shares of stock to be granted, the Compensation Committee looks to set stock option grants consistent with its compensation philosophy and considers general gaming industry practices as well as other relevant considerations, which can include individual performance and contribution to results. The options vest at the rate of 25% per year to assist in retaining executives.

        For 2007, the Company granted stock options to executive officers as follows:

Executive	Number of Option Awards
Chief Executive Officer	300,000
Chief Financial Officer	100,000
Senior Vice President and General Counsel	50,000
Vice President, Secretary and Treasurer	40,000

        The Executive Vice President of Operations, whose option grant in 2006 was made pursuant to the terms of his employment agreement, dated July 31, 2006, did not receive a grant in 2007 because, pursuant to the terms of his employment agreement, his option grant in 2006 was meant to represent his stock option compensation for the initial term of his employment agreement (July 31, 2006 to July 31, 2009). There was no expectation that the Executive Vice President of Operations would receive additional stock option grants during the initial term of his employment agreement. Because the Executive Vice President of Operations' option grant in 2006 represented compensation over a three year period, the Compensation Committee agreed to the grant of a number of stock options it considered appropriate to incentivize the Executive Vice President of Operations to perform during the three year period.

        The Committee granted the same fixed amount of shares (adjusted for stock splits) to the Chief Executive Officer from 2000 through 2007 with the exception of 2005 when Mr. Carlino received additional options in recognition of the Argosy acquisition. In granting the fixed stock option award to the Chief Executive Officer for 2007, the Compensation Committee considered the extent to which the stock option grant would reward the Chief Executive Officer for increasing shareholder value and the Chief Executive's central role in overseeing the Company's success. The 2007 option grant to the Chief Executive Officer was also reviewed in the context of his total compensation (base salary plus annual incentive plus stock option grants) compared to peer group results to ensure that the Chief Executive Officer's total compensation reflects the Compensation Committee's pay for performance philosophy and was in the third quartile of total compensation for chief executive officers of peer group companies to the extent that the Company had third quartile performance in the peer group. Based on the strong increase in shareholder value in recent years and the fact that the grant of 300,000 shares results in the Chief Executive Officer's total compensation being in the third quartile of total compensation for chief executives in the peer group, the Committee determined, as it had in previous years, that the fixed grant of 300,000 stock options was appropriate to reward and incentivize the Chief Executive Officer to increase shareholder value.

        The Committee determined the size of the stock options granted to the other executives (other than the Executive Vice President of Operations, who did not receive a grant for 2007) with input from the Chief Executive Officer and also upon review of the total compensation amounts (base salary plus annual incentive and long-term incentives) of the executives in comparison to similarly-situated executives in the peer group. The Chief Executive Officer's input on grants to other executives includes consideration of internal equity concerns. The Committee believes the stock option grants to the executives other than the Chief Executive Officer were appropriate because they provided sufficient incentive to increase shareholder value (amounts for 2007 were in line with grants to such executives in previous years and the Company has seen a significant increase in shareholder value in recent years), the amounts, when added to base salary and annual incentive, represent total compensation in line with the Committee's pay for performance philosophy (above average performance in comparison to the peer group will result in above average compensation) and, finally, internal equity concerns were addressed (grant amounts appropriately varied by the executive's position and responsibility).

        Because of the pending Merger, the Company elected to defer its annual stock option grants to executives and all other employees for 2008, but the Committee may reconsider option grants if the Merger is not consummated.

        The Company believes that stock option grants have assisted the Company in attracting and retaining executives. Because stock options are designed to align the executives' interests with those of the Company's stockholders and reward future increases in shareholder value, the Compensation Committee did not consider the executives' gains realized upon vesting of previous equity awards, any other element of compensation for 2007, or in compensation set for previous years in determining stock option grants.

        Benefits and Perquisites.    In 2007, certain executive officers received the following supplemental benefits and perquisites: Company match on voluntary deferred compensation, Company contribution to 401(k) plan, life insurance coverage, country club membership, reimbursement for automobile allowance, and personal use of Company aircraft. These programs are described in more detail beginning on page 112 of this Annual Report on Form 10-K. These programs are consistent with competitive practice in the gaming industry and the objectives of the compensation philosophy.

        Deferred Compensation.    The Company does not offer a formal defined benefit pension program. Instead, the Company provides executives with a voluntary deferred compensation program with a Company match of up to 5% of annual salary and/or bonus. The program is described in more detail beginning on page 115 of this Annual Report on Form 10-K. This program is consistent with competitive practices in the gaming industry.

        Employment Agreements.    Executive officers have employment agreements with the Company. The main purpose of these agreements is to protect the Company from certain business risks (threats from competitors, loss of confidentiality or trade secrets and solicitation of customers and employees) and to define the Company's right to terminate the employment relationship. The employment agreements also protect the executive from certain risks, such as termination without cause or a change in control of the Company. As previously discussed, the intent of the Company's compensation program is to help the Company attract and retain the appropriate executive talent. The practice in the gaming industry is for executive officers to enter into employment agreements with termination and severance benefits. Termination and severance packages available to similarly situated executives at other gaming companies were considered before deciding upon termination and severance packages included as part of the employment agreements of the Company's executives. Each employment agreement was individually negotiated so there are some minor variations in the terms among executive officers. However, generally, the termination and severance packages provided to the executive officers provide termination and change in control benefits that, based on a review of benefits being offered in the industry, were consistent with industry practices for similarly situated executives. As a result, the Committee believes, in addition to protecting the Company from certain business risks, the termination and severance packages help retain the current executive talent by providing them with a competitive employment arrangement and protection against certain unknowns (such as change in control or termination without cause) that go along with the position.

        In the event of termination without cause, the executive officers are entitled to cash compensation equal to two years salary and bonus (three years in the case of the Chief Executive Officer). The termination without cause benefit was set at an amount comparable with similarly situated executive in the gaming industry. The Chief Executive Officer receives a larger benefit because that is consistent with the practice at the Company's competitors. If an executive officer is terminated without cause, he also becomes a non-executive officer of the Company for a period of time so that his options vest. This feature was included because option grants are central to the Company's compensation philosophy and, therefore, the Compensation Committee considered protecting an executive's option grants in the event of termination without cause to be central to providing termination benefits that serve the purpose of retaining executive talent.

        In the event of a change in control, executive officers receive a cash payment equal to three times the sum of their annual base salary and highest annual cash bonus over the two years preceding the change in control. If any change in control payment results in an excise tax under the Code, then the executive officer is entitled to a gross-up payment so that the net amount paid equals the change in control payment less ordinary and normal taxes. The change in control payment amount (and the excise tax gross-up) was set to be competitive with practices in the gaming industry. The determination to trigger payment upon a change in control, as opposed to termination of employment following a change in control, was meant to promote an orderly transition of senior management in the event of a change in control. This provision was intended to encourage executives to remain with the Company during the time between agreeing to a change in control transaction and the closing of the transaction, which can be lengthy due to regulatory approval requirements, and for a reasonable transition period after the change in control occurs. The executives are not entitled to the change in control payment until the change in control occurs. Because of the uncertainty associated with a second trigger, executives often believe they need to terminate their employment immediately following a change in control in order to receive the change in control payment. The single trigger mechanism was chosen to encourage retention by removing that ambiguity and avoiding having senior management terminate immediately upon a change in control. In addition, to encourage the executive officers to stay for a 90-day transition period after a change in control, the executive officers receive 75% of this change in control payment on the effective date of the change in control, but the remaining 25% is not paid until 90 days after a change in control. The agreements are described in more detail beginning on page 117 of this Annual Report on Form 10-K.

        The executive officers' current termination and severance package did not impact the Compensation Committee's compensation decisions (salary, total cash opportunity or benefits and perquisites) for 2007 and 2008.

        On December 26, 2007, the Company entered into a Change in Control Payment Acknowledgement and Agreement (the "Acknowledgement and Agreement") with the Chief Financial Officer, the Executive Vice President of Operations and the Senior Vice President and General Counsel. Pursuant to the Acknowledgement and Agreement, a portion of the payment due on a change in control was accelerated and paid on or before December 31, 2007. The Acknowledgement and Agreements are described in more detail in "Potential Payments Upon Termination or Change in Control" below and were entered into as part of actions taken to reduce the amount of "gross-up" payments pertaining to federal excise taxes that may have otherwise been owed to such executives under the terms of their existing employment agreements in connection with the change in control payments due upon the consummation of the Merger.

Other Compensation Policies

  •
  Restatements.  The Company does not currently have a policy requiring a specific course of action with respect to compensation adjustments following later restatements of financial results. Under those circumstances, the Compensation Committee would evaluate whether compensation adjustments are appropriate based upon the facts and circumstances surrounding the restatement and existing laws.

  •
  Timing of Option Grants.  In December 2006, the Compensation Committee adopted a stock option grant procedure, pursuant to which, for annual stock option awards to eligible executive officers, the grant date will be the first trading day of the calendar year provided that such grants are approved by the Committee after the completion of the Company's budget for such year but in advance of the beginning of such year. The options awarded in 2007 to the executives were granted in accordance with this procedure. In addition, with respect to executive officers subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, grants made by the Compensation Committee upon commencement of employment, promotions and upon the renewal of employment contracts are made on the day employment commences, the promotion is effective or the employment contract is renewed, respectively, which had been the Committee's practice prior to the adoption of the procedure. The stock option procedure is designed to make the timing of option grants predictable and prevent grant timing abuses and, therefore, option awards can be granted in accordance with the procedure regardless of whether or not the Board of Directors or Compensation Committee is in possession of material non-public information.

Impact of Regulatory Requirements

        Under Code Section 162(m), a company generally may not deduct compensation in excess of $1,000,000 paid to the chief executive officer and the other four most highly compensated officers, subject to certain exemptions. While the Compensation Committee takes the availability of Section 162(m) exemptions into consideration when establishing executive compensation programs, in order to design compensation programs that address the Company's needs, neither the Compensation Committee nor Company has established a policy that mandates that all compensation must be exempt from the Section 162(m) deduction limitation.

Report of the Compensation Committee

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth on pages 99 through 109 of this Annual Report on Form 10-K (the "Compensation Discussion and Analysis") with the management of the Company.

        Based on the review and discussions described above, the Compensation Committee has recommended to the Company's Board of Directors that the Company's Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

        The information disclosed in the Company's Report of the Compensation Committee shall not be deemed to be "soliciting material," or to be "filed" with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Compensation Committee of the Board of Directors
Harold Cramer, Chairman David A. Handler Barbara Z. Shattuck

Summary Compensation Table

        The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2007 and 2006 by the Company's Chief Executive Officer, Chief Financial Officer, and three other most highly compensated individuals serving as executive officers on December 31, 2007 (collectively, the "Named Executive Officers"):

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Peter M. Carlino Chairman and Chief Executive Officer	2007 2006	1,500,000 1,400,000	— 1,400,000	877,479 864,424	4,557,912 3,556,757	2,250,000 —	462,166 450,797	9,647,557 7,671,978
William J. Clifford Sr. Vice President and Chief Financial Officer	2007 2006	700,000 585,000	— 585,000	264,735 256,031	1,820,343 1,486,624	787,500 —	3,606,593 141,346	7,179,171 3,054,001
Leonard M. DeAngelo Executive Vice President of Operations	2007 2006	750,000 650,000	— 625,000	264,735 256,031	1,987,806 1,606,786	843,750 —	3,770,592 63,450	7,616,883 3,201,267
Jordan B. Savitch Senior Vice President and General Counsel	2007 2006	405,000 390,000	— 260,000	132,367 128,016	905,877 808,306	303,750 —	1,334,092 23,876	3,081,086 1,610,198
Robert S. Ippolito Vice President, Secretary and Treasurer	2007 2006	270,000 260,000	— 182,000	132,367 128,016	832,811 711,351	202,500 —	42,204 34,100	1,479,882 1,315,467

(1)
These amounts reflect bonuses earned for 2006.

(2)
The amounts reflect the dollar value recognized, in accordance with SFAS 123(R), for financial statement reporting purposes during 2007 for all existing awards of restricted stock awards, excluding forfeitures. Assumptions used in the calculation of these amounts are included in footnote 4 to the Company's audited financial statement beginning on page 67 of this report.

(3)
The amounts reflect the dollar value recognized, in accordance with SFAS 123(R), for financial statement reporting purposes during 2007 for all existing stock option awards, excluding forfeitures. Assumptions used in the calculation of these amounts are included in footnote 4 to the Company's audited financial statements beginning on page 67 of this report.

(4)
These amounts reflect awards pursuant to the internal measure portion of the Company's Annual Incentive Plan for 2007, which provided for the payment of incentive compensation upon the Company's achievement of pre-established EBITDA goals. Based on the Company's EBITDA performance for 2007, the executives received the maximum payout pursuant to the internal measure portion of the Company's Annual Incentive Plan for 2007. See discussion in "Compensation Discussion and Analysis" beginning on page 99. The amount of award payable pursuant to the external portion of the Company's Annual Incentive Plan for 2007, which provides for incentive compensation based upon the Company's free cash flow in comparison to that of its competitors, can not yet be calculated. The external bonuses are expected to be determined by March 2008, and will be reported on a Form 8-K. See discussion in "Compensation Discussion and Analysis" beginning on page 99.

(5)
See All Other Compensation Table below for more information.

All Other Compensation Table

        The following table describes each component of the All Other Compensation column of the Summary Compensation Table:

Perquisites
Name	Year	Company Contributions to Defined Compensation Plan ($)(1)	Company Contributions to 401(k) ($)(2)	Company-Paid Insurance Premiums ($)(3)	Club Memberships ($)	Personal Use of Company Vehicle ($)(4)	Personal Use of Company Airplane ($)(5)	Other ($)(6)	Total ($)
Peter M. Carlino	2007 2006	264,459 119,615	4,500 4,400	— 124,406	2,606 3,724	— 2,459	190,601 196,193	— —	462,166 450,797
William J. Clifford	2007 2006	104,885 54,168	4,500 4,400	— —	— —	— —	87,333 82,778	3,409,875 —	3,606,593 141,346
Leonard M. DeAngelo	2007 2006	111,104 57,500	4,500 4,400	1,550 1,550	— —	— —	— —	3,653,438 —	3,770,592 63,450
Jordan B. Savitch	2007 2006	48,454 19,476	4,500 4,400	— —	— —	— —	— —	1,281,138 —	1,334,092 23,876
Robert S. Ippolito	2007 2006	32,872 24,981	4,500 4,400	2,769 2,769	— —	2,063 1,950	— —	— —	42,204 34,100

(1)
This column reports the Company's matching contribution under the Company's Deferred Compensation Plan.

(2)
This column reports the Company's contributions to the Named Executive Officer's 401(k) savings accounts.

(3)
This column reports term life insurance policy premiums paid by the Company on behalf of Leonard M. DeAngelo and split dollar life insurance policy premiums paid by the Company on behalf of Mr. Ippolito and certain irrevocable trusts created by Peter M. Carlino. For further discussion of the split dollar life insurance policies, see the description under "Transactions with Related Persons" beginning on page 128.

(4)
The amount allocated for personal use of a company vehicle is calculated based upon the lease value of the vehicle and an estimate of personal usage provided by the executive.

(5)
The amount allocated for personal aircraft usage is calculated based on the incremental cost to the Company for fuel, landing fees and other variable costs of operating the airplane. Since the Company's aircraft are primarily used for business travel, the Company does not include fixed costs that do not change based on usage, such as pilots' salaries, depreciation of the purchase cost of the aircraft and the cost of general maintenance.

(6)
Amounts represent the accelerated payment of a portion of the payment due to Messrs. Clifford, DeAngelo and Savitch on a change in control pursuant to the terms of their employment agreements with the Company. The accelerated change in control payments were made in December 2007 in accordance with a Change in Control Payment Acknowledgement and Agreement (the "Acknowledgement and Agreement") the Company entered into with Messrs. Clifford, DeAngelo and Savitch on December 26, 2007, and are subject to repayment in certain situations. The Acknowledgement and Agreements are described in more detail in "Potential Payments Upon Termination or Change in Control" below and were entered into as part of actions taken to reduce the amount of "gross-up" payments pertaining to federal excise taxes that may have otherwise been owed to such executives under the terms of their existing employment agreements in connection with the change in control payments due upon the consummation of the Merger.

Grants of Plan-Based Awards

Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Grant Board Approval Date	Threshold ($)	Target ($)	Maximum ($)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Peter M. Carlino—Options Peter M. Carlino—EBITDA(4) Peter M. Carlino—Free Cash Flow(5)	1/2/2007 — —	12/26/2006 — —	— 750,000 750,000	— 1,500,000 1,500,000	— 2,250,000 2,250,000	300,000 — —	41.62 — —	4,755,600 — —
William J. Clifford—Options William J. Clifford—EBITDA(4) William J. Clifford—Free Cash Flow(5)	1/2/2007 — —	12/26/2006 — —	262,500 262,500	525,000 525,000	787,500 787,500	100,000 — —	41.62 — —	1,585,200 — —
Leonard M. DeAngelo—Options Leonard M. DeAngelo—EBITDA(4) Leonard M. DeAngelo—Free Cash Flow(5)	— — —	— — —	281,250 281,250	562,500 562,500	843,750 843,750	— — —	— — —	— — —
Jordan B. Savitch—Options Jordan B. Savitch—EBITDA(4) Jordan B. Savitch—Free Cash Flow(5)	1/2/2007 — —	12/26/2006 — —	101,250 101,250	202,500 202,500	303,750 303,750	50,000 — —	41.62 — —	792,600 — —
Robert S. Ippolito—Options Robert S. Ippolito—EBITDA(4) Robert S. Ippolito—Free Cash Flow(5)	1/2/2007 — —	12/26/2006 — —	67,500 67,500	135,000 135,000	202,500 202,500	40,000 — —	41.62 — —	634,080 — —

(1)
Options granted to the Named Executive Officers vest over four years, 25% on the first anniversary of the date of grant and 25% on each succeeding anniversary.

(2)
The exercise price of each stock option is equal to the fair market value of a share of the Company's common stock on the date of grant. Pursuant to the terms of the Company's 2003 Long Term Incentive Compensation Plan, under which the options were granted, fair market value is equal to the closing price of the Company's common stock on the business day immediately preceding the date of grant.

(3)
Represents the full grant date fair value of awards under SFAS 123(R). Generally, the full grant date fair value is the amount the Company would expense in its financial statements over the award's vesting period. Assumptions used in the calculation of these amounts are included in footnote 4 to the Company's audited financial statements beginning on page 67 of this report.

(4)
These amounts reflect awards pursuant to the internal measure portion of the Company's Annual Incentive Plan for 2007, which provided for the payment of incentive compensation upon the Company's achievement of pre-established EBITDA goals. Based on the Company's EBITDA performance for 2007, the executives received the maximum payout pursuant to the internal measure portion of the Company's Annual Incentive Plan for 2007, which is reflected in the Summary Compensation Table on page 111. See discussion in "Compensation Discussion and Analysis" beginning on page 99.

(5)
These amounts reflect awards pursuant to the external measure portion of the Company's Annual Incentive Plan for 2007, which provided for the payment of incentive compensation upon the Company's achievement of pre-established free cash flow goals. Because the external free cash flow measure is calculated using publicly-available information regarding the peer group, which has not yet been published, this bonus amount has not yet been determined. See discussion in "Compensation Discussion and Analysis" beginning on page 99.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options:					Number of Shares or Units of Stock Held that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock Held that Have Not Vested ($)(3)
						Stock Award Grant Date
Name	Option Grant Date (1)	Exercisable (#)	Unexercisable (#)(1)	Option Exercise Price($)	Option Expiration Date
Peter M. Carlino	02/06/03	75,000	—	7.95	02/06/13	05/26/04	160,000	9,528,000
	01/29/04	75,000	75,000	12.15	01/29/14	01/12/06	60,000	3,573,000
	01/06/05	261,300	300,000	29.22	01/06/15
	01/12/06	75,000	225,000	33.12	01/12/16
	01/02/07	—	300,000	41.62	01/02/17
William J. Clifford	01/02/02	19,776	—	7.42	01/02/09	01/12/06	40,000	2,382,000
	02/06/03	87,422	—	7.95	02/06/10
	01/29/04	75,000	25,000	12.15	01/29/11
	01/06/05	150,000	150,000	29.22	01/06/12
	01/12/06	25,000	75,000	33.12	01/12/13
	01/02/07	—	100,000	41.62	01/02/14
Leonard M. DeAngelo	07/21/03	95,619	—	10.06	07/21/10	01/12/06	40,000	2,382,000
	01/29/04	52,500	17,500	12.15	01/29/11
	01/06/05	80,000	80,000	29.22	01/06/12
	01/12/06	25,000	75,000	33.12	01/12/13
	07/31/06	62,500	187,500	33.43	07/31/13
Jordan B. Savitch	09/03/02	44,260	—	8.73	09/03/09	01/12/06	20,000	1,191,000
	01/29/04	40,500	17,500	12.15	01/29/11
	01/06/05	70,000	70,000	29.22	01/06/12
	01/12/06	12,500	37,500	33.12	01/12/13
	01/02/07	—	50,000	41.62	01/02/14
Robert S. Ippolito	01/02/02	1,524	—	7.42	01/02/09	01/12/06	20,000	1,191,000
	02/06/03	12,422	—	7.95	02/06/10
	01/29/04	45,000	15,000	12.15	01/29/11
	01/06/05	60,000	60,000	29.22	01/06/12
	01/12/06	15,000	45,000	33.12	01/12/13
	01/02/07	—	40,000	41.62	01/02/14

(1)
Options vest over four years, 25% on the first anniversary of the date of grant and 25% on each succeeding anniversary. In the event of a change of control options vest immediately.

(2)
Represents restricted stock awards. Except for the May 26, 2004 grant to Mr. Carlino, which vests in full on May 26, 2009, the restricted stock awards granted vest 50% on each of the fourth and fifth anniversary of the date of grant. In the event of a change of control restricted stock vests immediately.

(3)
Calculated based on the closing price of the Company's common stock on December 31, 2007 ($59.55), which was the last trading day of 2007.

Option Exercises and Stock Vested

        The following table sets forth information concerning options exercised during fiscal 2007 (no restricted stock awards held by the Named Executive Officers vested during 2007):

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Peter M. Carlino	—	—
William J. Clifford	61,802	2,773,564
Leonard M. DeAngelo	151,425	7,496,001
Jordan B.Savitch	—	—
Robert S. Ippolito	19,054	828,067

Nonqualified Deferred Compensation

        The following table sets forth information concerning nonqualified deferred compensation of the Named Executive Officers:

Name	Executive Contributions in Last Fiscal Year ($)(1)	Company Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Peter M. Carlino	528,918	264,459	143,652	(2,090)	2,745,075
William J. Clifford	209,771	104,885	(7,184)	(916)	1,456,580
Leonard M. DeAngelo	222,209	111,104	49,893	(1,083)	978,037
Jordan B. Savitch	96,908	48,454	13,231	(526)	221,658
Robert S. Ippolito	142,644	32,872	98,089	(327)	825,088

(1)
For each Named Executive Officer, the entire contribution is included in the Named Executive Officer's salary and/or bonus for 2007, as reported in the Summary Compensation Table.

(2)
For each Named Executive Officer, the entire contribution is included in the Named Executive Officer's other compensation for 2007, as reported in the Summary Compensation Table.

(3)
Amounts are not reported in Summary Compensation Table because earnings are not above market or preferential.

(4)
The amount of each Named Executive Officer's aggregate balance at fiscal year-end that was reported as compensation in the Company's Summary Compensation Table for previous years is set forth below:

Name	Amount Previously Reported ($)*
Peter M. Carlino	1,810,136
William J. Clifford	1,150,024
Leonard M. DeAngelo	595,914
Jordan B. Savitch	63,591
Robert S. Ippolito	551,810

*
Except in the case of Mr. Ippolito, for each Named Executive Officer, the amount in the table represents all contributions to the Named Executive Officer's deferred compensation account by the executive and the Company for fiscal years 2001 through 2006. 2006 and 2007 contributions are included in the Summary Compensation Table of this Annual Report on Form 10-K. Mr. Ippolito was not a Named Executive Officer for 2003, 2004 or 2005, and, therefore, neither his nor the Company's contributions to his deferred compensation account were reported for 2003, 2004 or 2005.

        Penn National Gaming, Inc. Deferred Compensation Plan.    Pursuant to the Company's Deferred Compensation Plan, as amended, most management and certain other highly compensated employees selected by the Compensation Committee may elect to defer, on a pre-tax basis, a percentage of his or her salary and/or bonus. The minimum amount deferrable is $3,000 and the maximum is 90% of his or her base annual salary and/or bonus. Generally, deferral elections must be made before the beginning of the year in which compensation will be deferred. The Company's contributions under the plan are equal to 50% of the participant's for the first 10% of the salary and/or bonus deferred, subject to a maximum annual Company contribution equal to 5% of the participant's salary and/or bonus. With the Board of Directors' approval, the Company is also permitted to make discretionary contributions. Participants are always 100% vested in their own contributions, but Company contributions vest 20% per year of service with the Company. Therefore, employees with five or more years of service are fully vested in Company contributions under the plan. However, for employees with less than five years of service, all Company contributions become immediately and fully vested upon death, retirement (on or after age 65) or a change in control of the Company, as defined in the Deferred Compensation Plan. The Compensation Committee may accelerate vesting of the Company's contributions if a participant terminates his or her employment because of disability. For the purposes of the Company's Deferred Compensation Plan, generally, a change in control occurs when a person, entity or group acquires 25% or more of the Company's common stock; the Company reorganizes, merges or consolidates, except under circumstances, described in the plan, where control of the Company and its successor remains relatively consistent before and after such transaction; the Company's shareholders approve a complete liquidation or disposition of all of the assets of the Company, except under circumstances, described in the plan, where control of the Company and its successor remains relatively consistent before and after such transaction; and any time the incumbent directors on March 1, 2001, or subsequent directors approved by a majority of the incumbent directors, do not constitute a majority of the Board.

        Participants in the Deferred Compensation Plan may invest deferred amounts, including Company contributions, in mutual funds selected by the Compensation Committee. The table below shows the funds available under the plan in 2007 and their rate of return for the calendar year ended December 31, 2007.

Name of Fund	Rate of Return in 2007
GWL-Fidelity VIP Money Mkt SC2	4.96%
Vanguard Federal Mkt (VMFXX)	5.10%
GWL-PIMCO VIT Short-Term: AC	4.52%
GWL-Vanguard VIF Ttl Bond Idx	6.98%
GWL-PIMCO VIT Tot Return: AC	8.78%
GWL-PIMCO VIT Real Ret: AC	10.65%
GWL-T.Rowe PerStrat Bal	7.61%
GWL-DWS VS II Dreman HiRet Eq A	-1.86%
DWS Dreman HiRet Eq R (KDHRX)	-1.43%
GWL-Dreyfus Stock Idx	5.30%
GWL-Fidelity VIP Contrafund SC 2	17.30%
GWL-Vanguard VIF Total Stk Mkt Index	5.16%
GWL-Neuberger AMT Partners	9.34%
GWL-Janus AS Forty IS	36.99%
GWL-Fidelity VIP MidCap SC2	15.34%
GWL-Neuberger AMT Regency CI I	3.30%
GWL-DWS VS II Dreman SmCap Val CI A	3.06%
GWL-AIM V.I. Small Cap Eq I	5.19%
GWL-Janus AS Int'l Growth IS	28.32%
GWL-Vanguard VIF Int'l	17.41%
GWL-Dreyfus Int'l Eq	17.11%
GWL-AIM VI Gib Real Estate SI	-5.54%

        Participants may change their investment elections at any time.

        Subject to the exceptions discussed below, participants in the Deferred Compensation Plan, or their beneficiaries, receive distributions upon retirement, death or termination. Participants can elect to receive distributions following retirement or death in the form of a lump sum payment or payment in five or ten annual installments. Distributions following retirement can be deferred for up to five years. For purposes of the plan, termination of employment as a result of a disability will be considered retirement. Distributions following termination of employment other than as a result of retirement or death will be in the form of a lump sum payment or payment in five or ten annual installments, at the election of the Compensation Committee. Participants can also elect to receive a scheduled distribution with respect to an annual deferral amount, which is payable in a lump sum at the beginning of any subsequent calendar year, subject to certain limitations. In the event of an unforeseeable financial emergency and with the approval of the Compensation Committee, a participant can suspend deferrals or receive a partial or full payout under the plan. In addition, participants can withdraw sums at any time subject to a 10% withdrawal penalty.

Employment Agreements

        Peter M. Carlino.    On May 26, 2004, the Company entered into an employment agreement with Peter M. Carlino, its Chairman and Chief Executive Officer. The agreement has an initial term of five years and automatically renews for five year periods unless either party gives written notice of the desire to terminate at least 60 days prior to the renewal date. The agreement sets a base salary, which shall be reviewed annually and is subject to increase by the Compensation Committee, and provides for additional compensation, including equity compensation and bonuses, as may be awarded from time to time by the Compensation Committee, and certain other benefits, including health, vacation and deferred compensation benefits. Mr. Carlino's annual base salary for 2008 is $1,560,000. The agreement also provides for the continued payment of certain life insurance premiums on Mr. Carlino's behalf and provides Mr. Carlino with a Company car. Mr. Carlino's employment agreement prohibits him from competing with the Company during the greater of the term of his employment agreement (including any remainder of the term after his termination) or the Severance Term. However, if Mr. Carlino is terminated other than for Cause, he can terminate the non-competition agreement after one year if he waives his right to his remaining severance payments under the agreement. The employment agreement also prohibits the disclosure of confidential information of the Company and includes a non-solicitation prohibition, which runs for a reasonable transition period equal to the greater of one year or the period during which Mr. Carlino is prohibited from competing with the Company under his employment agreement.

        For a detailed description of the payments that Mr. Carlino is entitled to upon termination or change in control under his employment agreement, see "Potential Payments Upon Termination or Change in Control," beginning on page 118 of this Annual Report on Form 10-K.

        William J. Clifford, Leonard M. DeAngelo, Jordan B. Savitch and Robert S. Ippolito.    On June 10, 2005, the Company entered into employment agreements with William J. Clifford, Senior Vice President, Finance and Chief Financial Officer, Jordan B. Savitch, Senior Vice President and General Counsel, and Robert S. Ippolito, Vice President, Secretary and Treasurer. On July 31, 2006, the Company entered into an employment agreement with Leonard M. DeAngelo, Executive Vice President, Operations. All four agreements have an initial term of three years and automatically renew for three-year periods unless either party gives written notice of the desire to terminate at least 60 days prior to the renewal date. The agreements set a base salary, which shall be reviewed annually and is subject to increase by the Board or the Compensation Committee, and provide for additional compensation, including equity compensation and bonuses as may be awarded from time to time by the Compensation Committee, and certain other benefits, including health, vacation and deferred compensation benefits. Mr. DeAngelo's agreement provides for $1 million in life insurance paid for by the Company and provided for the grant to Mr. DeAngelo of options to purchase 250,000 shares of the Company's common stock in connection with his entry into the agreement. Mr. Ippolito's agreement provides for the continued payment of certain life insurance premiums on Mr. Ippolito's behalf and provides Mr. Ippolito with a Company car.

        Mr. DeAngelo's employment agreement also includes a restrictive covenant pursuant to which Mr. DeAngelo has agreed not to compete with the Company for 90 days following termination, except if Mr. DeAngelo terminates his employment without good reason, in which case the restriction period shall continue for the remainder of the term of the agreement.

        Similarly, under their employment agreements, Messrs. Clifford, Savitch and Ippolito are prohibited from competing with the Company during the greater of the term of their employment agreements (including any remainder of the term after their termination) or the Severance Term except with the prior written consent of the Company. However, if any of the officers is terminated other than for cause or due to death or a total disability or in the event that the Company elects not to renew his agreement, the officer may terminate the non-competition agreement after one year if he waives his right to his remaining severance payments.

        Each employment agreement includes a non-solicitation prohibition, which runs for a period equal to the greater of one year from termination or the period (described above) during which the prohibition on competing with the Company is in effect under the employment agreement. Each employment agreement also prohibits the disclosure of confidential information of the Company.

        The base salaries for 2008 are as follows:

Name	2008 Base Salary
William J. Clifford	$728,000
Leonard DeAngelo	$750,000
Jordan B. Savitch	$421,200
Robert S. Ippolito	$280,800

        For a detailed description of the payments that Messrs. Clifford, DeAngelo, Savitch and Ippolito are entitled to upon termination or change in control under their employment agreements, see "Potential Payments Upon Termination or Change in Control," below.

        Timothy J. Wilmott.    On February 5, 2008, the Company entered into an employment agreement with Timothy J. Wilmott, its President and Chief Operating Officer. Pursuant to the terms of his Employment Agreement, Timothy J. Wilmott will receive an annual base salary of $1,250,000, will participate in the Company's incentive compensation plan for senior management and will receive other benefits and perquisites made available to similarly situated employees of the Company. In the event that Mr. Wilmott is terminated without cause (as defined in the Employment Agreement), he terminates his employment for good reason (as defined in the Employment Agreement), he voluntarily terminates his employment if the Company does not appoint him as Chief Executive Officer within three years after the commencement of his employment, or the Company does not elect to renew the Employment Agreement after its term, Mr. Wilmott will be entitled to twelve monthly payments each equal to 1.5 times the sum of (i) his monthly base salary at the highest rate in effect during the preceding twenty-four months and (ii) his monthly bonus value (determined by dividing the highest amount of annual cash bonus compensation paid to Mr. Wilmott in respect of either the first or second full calendar year immediately preceding the effective date of termination by twelve). If, within twelve months after a change in control (as defined in the Employment Agreement), Mr. Wilmott is terminated without cause or he resigns for good reason, he will be entitled to receive a lump sum cash payment equal to two times the sum of (i) his annual base salary at the highest rate in effect during the preceding twenty-four month period and (ii) the highest amount of annual cash bonus compensation paid to Mr. Wilmott in respect of either the first or second full calendar year immediately preceding the date of termination. The consummation of the transactions contemplated by the Merger Agreement by and among the Company, PNG Acquisition Company Inc. and PNG Merger Sub Inc. will not constitute a change in control for purposes of Mr. Wilmott's Employment Agreement. Mr. Wilmott's Employment Agreement also contains customary non-compete and non-solicitation provisions during its term and for a twelve-month period after his employment with the Company is terminated.

Potential Payments Upon Termination or Change in Control

        The information below describes and quantifies compensation that would become payable under existing arrangements in the event of a termination of such Named Executive Officer's employment under several different circumstances or a change in control. The amounts shown assume that such termination or change in control was effective as of December 31, 2007, and thus include amounts earned through such time and are estimates of the amounts that would be paid to the Named Executive Officers upon their termination or a change in control. The actual amounts to be paid can only be determined at the time of such Named Executive Officer's separation from the Company or a change in control.

        The following tables quantify the amounts payable to each of the Named Executive Officers under the described termination circumstances and upon a change in control. Following the table is a description of the various policies and plans.

Post-Employment Payments—Peter M. Carlino

Executive Payments	Voluntary Termination by Executive ($)	Termination without Cause by Company ($)		Termination for Cause by Company ($)	Termination Upon Death ($)	Termination upon Disability ($)		Change in Control ($) (1)	Change in Control Termination without Cause ($)
Cash Severance Benefit(2)	0	8,700,000		0	0	8,700,000		11,430,000	11,430,000
Benefit Continuation(3)	0	25,494		0	0	25,494		0	25,494
Restricted Shares(4)	0	0		0	13,101,000	13,101,000		13,101,000	13,101,000
Unvested Stock Options(5)	0	22,635,000	(6)	0	0	22,635,000	(6)	23,979,750	23,979,750
Vested Stock Options(5)	17,332,479	17,332,479		17,332,479	17,332,479	17,332,479		17,332,479	17,332,479
Vested Deferred Compensation Balance(7)	2,745,075	2,745,075		2,745,075	2,745,075	2,745,075		0	2,745,075
Excise Tax Gross-Up(8)	n/a	n/a		n/a	n/a	n/a		0	0

Total	$20,077,554	$51,438,048		$20,077,554	$33,178,554	$64,539,048		$65,843,229	$68,613,798

Post-Employment Payments—William J. Clifford

Executive Payments	Voluntary Termination by Executive ($)	Termination without Cause by Company ($)		Termination for Cause by Company ($)	Termination Upon Death ($)		Termination upon Disability ($)		Change in Control ($) (1)	Change in Control Termination without Cause ($)
Cash Severance Benefit(2)	0	2,570,000		0	2,570,000		2,570,000		4,546,500	4,546,500
Benefit Continuation(3)	0	20,941		0	20,941		20,941		0	20,941
Restricted Shares(4)	0	0		0	2,382,000		2,382,000		2,382,000	2,382,000
Unvested Stock Options(5)	0	7,952,500	(6)	0	7,952,500	(6)	7,952,500	(6)	9,509,750	9,509,750
Vested Stock Options(5)	14,307,148	14,307,148		14,307,148	14,307,148		14,307,148		14,307,148	14,307,148
Vested Deferred Compensation Balance(7)	1,456,580	1,456,580		1,456,580	1,456,580		1,456,580		0	1,456,580
Excise Tax Gross-Up(8)	n/a	n/a		n/a	n/a		n/a		2,659,548	2,673,812

Total	$15,763,728	$26,307,169		$15,763,728	$28,689,169		$28,689,169		$33,404,946	$34,896,731

Post-Employment Payments—Jordan B. Savitch

Executive Payments	Voluntary Termination by Executive ($)	Termination without Cause by Company ($)		Termination for Cause by Company ($)	Termination Upon Death ($)		Termination upon Disability ($)		Change in Control ($) (1)	Change in Control Termination without Cause ($)
Cash Severance Benefit(2)	0	1,330,000		0	1,330,000		1,330,000		2,174,850	2,174,850
Benefit Continuation(3)	0	14,641		0	14,641		14,641		0	14,641
Restricted Shares(4)	0	0		0	1,191,000		1,191,000		1,191,000	1,191,000
Unvested Stock Options(5)	0	4,061,600	(6)	0	4,061,600	(6)	4,061,600	(6)	4,840,225	4,840,225
Vested Stock Options(5)	6,622,468	6,622,468		6,622,468	6,622,468		6,622,468		6,622,468	6,622,468
Vested Deferred Compensation Balance(7)	221,658	221,658		221,658	221,658		221,658		0	221,658
Excise Tax Gross-Up(8)	n/a	n/a		n/a	n/a		n/a		1,167,036	1,175,977

Total	$6,844,126	$12,250,367		$6,844,126	$13,441,367		$13,441,367		$15,995,579	$16,240,819

Post-Employment Payments—Leonard DeAngelo

Executive Payments	Voluntary Termination by Executive without Good Reason ($)	Termination without Cause by Company or with Good Reason by the Executive ($)		Termination for Cause by Company ($)	Termination Upon Death ($)		Termination upon Disability ($)		Change in Control ($) (1)	Change in Control Termination without Cause ($)
Cash Severance Benefit(2)	0	2,750,000		0	2,750,000		2,750,000		4,781,250	4,781,250
Benefit Continuation(3)	0	14,641		0	14,641		14,641		0	14,641
Restricted Shares(4)	0	0		0	2,382,000		2,382,000		2,382,000	2,382,000
Unvested Stock Options(5)	0	7,842,400	(6)	0	7,842,400	(6)	7,842,400	(6)	10,135,650	10,135,650
Vested Stock Options(5)	11,940,717	11,940,717		11,940,717	11,940,717		11,940,717		11,940,717	11,940,717
Unvested Deferred Compensation Balance(7)	0	0		0	65,169		0		0	65,169
Vested Deferred Compensation Balance(7)	912,868	912,868		912,868	912,868		912,868		0	912,868
Life Insurance Payment	n/a	n/a		n/a	1,000,000		n/a		n/a	n/a
Excise Tax Gross-Up(8)	n/a	n/a		n/a	n/a		n/a		3,250,532	3,262,197

Total	$12,853,585	$23,460,626		$12,853,585	$26,907,795		$25,842,626		$32,490,149	$33,494,492

Post-Employment Payments—Robert S. Ippolito

ExecutivePayments	Voluntary Termination by Executive ($)	Termination without Cause by Company ($)		Termination for Cause by Company ($)	Termination Upon Death ($)		Termination upon Disability ($)		Change in Control ($) (1)	Change in Control Termination without Cause ($)
Cash Severance Benefit(2)	0	1,020,000		0	1,020,000		1,020,000		1,592,400	1,592,400
Benefit Continuation(3)	0	14,641		0	14,641		14,641		0	14,641
Restricted Shares(4)	0	0		0	1,191,000		1,191,000		1,191,000	1,191,000
Unvested Stock Options(5)	0	3,682,300	(6)	0	3,682,300	(6)	3,682,300	(6)	4,437,350	4,437,350
Vested Stock Options(5)	5,069,671	5,069,671		5,069,671	5,069,671		5,069,671		5,069,671	5,069,671
Vested Deferred Compensation Balance(7)	825,088	825,088		825,088	825,088		825,088		0	825,088
Life Insurance Payment	n/a	n/a		n/a	200,000	(9)	n/a		n/a	n/a
Excise Tax Gross-Up(8)	n/a	n/a		n/a	n/a		n/a		0	0

Total	$5,894,759	$10,611,700		$5,894,759	$12,002,700		$11,802,700		$12,290,421	$13,130,150

(1)
Upon the occurrence of a change in control, the change in control payment is made, and the stock options and restricted stock accelerate; no termination of employment is required. Pursuant to an agreement with the Company entered into on December 26, 2007, each of Messrs. Clifford, DeAngelo and Savitch has been paid a portion of his change in control payment, but such payment is subject to repayment. See the discussion of the change in control payment advances in "Employment Agreements—Change in Control" below.

(2)
In light of the pending Merger, basis for cash severance benefit upon a change in control is 2008 salary plus highest bonus earned over years 2007 and 2006. Other cash severance benefits are based upon 2007 salary plus highest bonus earned over years 2006 and 2005.

(3)
Represents employer cost of medical and dental coverage. Assumes cost of benefit increasing 10% annually.

(4)
Restricted stock award values were computed based on the closing stock price of the Company's common stock on December 31, 2007 ($59.55), the last trading day of 2007.

(5)
Amounts represent the difference between the exercise price of each Named Executive Officer's options and the closing price of Company's common stock on December 31, 2007 ($59.55).

(6)
Unvested options continue to vest over three years (Mr. Carlino) and two years (other executives) following termination. Restrictions lapse upon death or a change in control.

(7)
Company contributions to the Deferred Compensation Plan vest 20% per year during the first five years of service, although vesting is accelerated upon death, change in control and, at the option of the Compensation Committee, disability. Because Mr. DeAngelo joined the Company in July 2003, at December 31, 2007, the Company's contributions to his deferred compensation account was only 80% vested. As a result, if, on December 31, 2007, Mr. DeAngelo voluntarily terminated his employment or was terminated without cause by the Company, then, unless a change in control had occurred prior to such termination, the unvested portion of the Company's contributions to his deferred compensation account would be forfeited. If a change in control occurred prior to such termination, the Company's contributions would vest in full (resulting in a total distribution of $978,037 for Mr. DeAngelo). Similarly, if Mr. DeAngelo's employment was terminated due to disability on December 31, 2007, the unvested portion of the Company's contributions to his deferred compensation account would be forfeited unless the Compensation Committee determined otherwise.

(8)
The amounts in the table are based on a Section 280G of the Code excise tax rate of 20% and effective income and payroll tax rates of approximately 39.8%.

(9)
Assuming the benefit became payable on December 31, 2007, the beneficiaries of the insurance policy would be required to reimburse the Company for $50,283 in premiums on the policy previously paid by the Company. For a discussion of the split life insurance policies, see page 128 of this Annual Report on Form 10-K.

        Employment Agreements.    As described above, the Company has entered into Employment Agreements with each of the Named Executive Officers. Under the agreements, in the event of a termination, the following benefits would be provided to the Named Executive Officers:

        Termination Without Cause or Due to Death or Total Disability.    If the Company elects not to renew the Named Executive Officer's employment agreement or the Named Executive Officer is terminated (i) without cause; (ii) due to total disability; (iii) in the case of the Named Executive Officers other than Mr. Carlino, death; or (iv) in the case of Mr. DeAngelo, if Mr. DeAngelo terminates his employment with good reason, in addition to the obligations accrued or earned and vested (if applicable) by the Named Executive Officer as of the date of termination, the Named Executive Officer will:

  •
  be entitled to receive two years (three years in the case of Mr. Carlino) base salary, based on the highest salary and bonus the Named Executive Officer received during the two years prior;

  •
  be entitled to receive health benefits coverage during the Severance Term; and

  •
  become a non-executive employee of the Company so his options continue to vest.

        Payments are made: 75% within 15 days of termination and the balance in accordance with payroll practices, unless the Company elects to make the whole payment in a single lump sum. The Named Executive Officer is subject to the confidentiality, non-competition and non-solicitation provisions of the employment agreement, described beginning on page 117 of this Annual Report on Form 10-K. In addition, the Named Executive Officer must execute a separation agreement and general release in order to receive the benefits described above. The separation agreement and general release generally has a three year term, includes a mutual release and covenant not to sue regarding all claims between the Company and the Named Executive Officer, non-disparagement and confidentiality provisions, and provides that the Named Executive Officer will provide reasonable transition assistance to the Company for one year without charge.

        Termination for Cause or by the Named Executive Officer.    If (i) a Named Executive Officer other than Mr. DeAngelo terminates his employment for any reason; (ii) Mr. DeAngelo terminates his employment other than for good reason (as described above); (iii) any Named Executive Officer's employment is terminated by the Company for cause or, in the case of Mr. Carlino, his employment is terminated because of death, the Named Executive Officer, or the legal beneficiaries of Mr. Carlino in the case of Mr. Carlino's death, will receive obligations accrued or earned and vested by the Named Executive Officer as of the date of termination (e.g., earned salary).

          Cause.    For the purposes of the employment agreements, the Company has "cause" if the Named Executive Officer is convicted of crimes involving allegations of fraud, theft, perjury or conspiracy, the Named Executive Officer is found disqualified or not suitable to hold a casino or other gaming license by a governmental gaming authority in any jurisdiction where such executive is required to be found qualified, suitable or licensed, the Named Executive Officer materially breaches the employment agreement or any material Company policy or the Named Executive Officer misappropriates corporate funds.

          Good Reason.    For the purposes of the employment agreements, a Named Executive Officer has "good reason" if the Named Executive Officer is assigned to duties inconsistent with his position or authority, the Named Executive Officer's compensation is reduced, the Named Executive Officer's travel requirements are materially reduced or the Named Executive Officer's employment agreement is materially breached by the Company.

        Change in Control.    In the event of a change in control, the Named Executive Officer is entitled to receive a cash payment equal to three times the sum of the highest annual base salary he received during the past two years and highest annual bonus the officer received with respect to the last two calendar years. Three quarters of this change in control payment is due on the effective date of the change in control and the balance is due on the 90th day thereafter, but is payable immediately if the Named Executive Officer employment is terminated or the executive terminates his employment for good reason. The Named Executive Officer is subject to the confidentiality, non-competition and non-solicitation provisions of the employment agreement, described beginning on page 117 of this Annual Report on Form 10-K, and the Company can require the executive to execute a release in order to receive the change in control benefit. For the Named Executive Officers other than Mr. DeAngelo, if, in the two year period prior to a change in control, the executive is terminated by the Company without cause or due to total disability or the Company elects not to renew the employment agreement, then the executive is still eligible for the change in control benefit. In case the of Mr. DeAngelo, he will be entitled to the change in control benefit if he is terminated by the Company without cause in the period between the Company's public announcement of a definitive agreement with respect to a change in control and the effective date of the change in control.

        For the purposes of Messrs. Carlino, Clifford, Savitch and Ippolito's employment agreements, a change in control is defined as the occurrence of one or more of the following events:

  •
  any sale or other transfer of all or substantially all of the assets of the Company;

  •
  the election of two or more persons to the Board who were not nominated for election or elected to the Board with the affirmative vote of a majority of directors comprising the Board or, if applicable, the Nominating Committee; or

  •
  a person or group becomes the beneficial owner of more than 40% of the Company's common stock.

        Mr. DeAngelo's employment agreement uses the same definition of change in control contained in the Company's 2003 Long Term Incentive Plan, which is described below under the heading "Stock Options."

        On December 26, 2007, the Company entered into a Change in Control Payment Acknowledgement and Agreement (the "Acknowledgement and Agreement") with Messrs. Clifford, DeAngelo and Savitch. The consummation of the acquisition of the Company by certain funds managed by affiliates of Fortress Investment Group LLC and Centerbridge Partners LP (the "Merger") pursuant to the terms of the Agreement and Plan of Merger, dated as of June 15, 2007, by and among the Company, PNG Acquisition Company Inc. (the "Parent") and PNG Merger Sub Inc. will represent a change in control triggering a payment under the Named Executive Officers' employment agreements. Pursuant to the Acknowledgement and Agreement, a portion of the payment due on a change in control was accelerated and paid on or before December 31, 2007. The accelerated portion of the change in control payment for each of the Messrs. Clifford, DeAngelo and Savitch is $3,409,875, $3,653,438 and $1,281,138, respectively. However, each of Messrs. Clifford, DeAngelo and Savitch is required to return the accelerated portion of the change in control payment in the event the Merger is terminated pursuant to the terms of the Merger Agreement or the closing of the Merger otherwise fails to occur or if his employment with the Company is terminated prior to the effective date of the Merger under circumstances where he is not entitled to receive the remainder of his change in control payment under the terms of his employment agreement. The Acknowledgement and Agreements were entered into as part of actions taken to reduce the amount of "gross-up" payments pertaining to federal excise taxes that may have otherwise been owed to certain of its officers under the terms of their existing employment agreements.

        Excise Tax Gross Up.    If the Named Executive Officer is entitled to receive any payments upon termination or change in control pursuant to the employment agreement or under any plan or arrangement providing for payments under similar circumstances and any of such payments result in excise tax under the Code, then the Named Executive Officer is entitled to a gross-up payment so that the net amount he retains will be equal to his payment or payments less ordinary and normal taxes (but not less the excise tax).

        Life Insurance.    The Company pays term life insurance policy premiums on behalf of Mr. DeAngelo and split dollar life insurance policy premiums on behalf of Mr. Ippolito. For further discussion of the split dollar life insurance policies, see the description under "Transactions with Related Persons" beginning on page 128 of this Annual Report on Form 10-K.

        Deferred Compensation Plan.    The Named Executive Officers participate in the Company's Deferred Compensation Plan. A description of the Deferred Compensation Plan, including the impact of termination of employment and change in control, can be found beginning on page 115 of this Annual Report on Form 10-K.

        Stock Options.    As of December 31, 2007, all of the Named Executive Officers held unvested stock option awards granted under the Company's 2003 Long Term Incentive Compensation Plan. In the event of a change in control, all unvested stock option awards vest immediately. A Named Executive Officer's separation from the Company, by retirement, termination or otherwise, would not result in an acceleration of unvested options.

        For the purposes of the Company's 2003 Long Term Incentive Plan, a change in control is defined as the occurrence of one or more of the following events:

  •
  any sale or other transfer of all or substantially all of the assets of the Company;

  •
  there is generally a change in a majority of the Board;

  •
  a person or group becomes the beneficial owner of shares representing more than 50% of Company's common stock;

  •
  the shareholders of the Company approve the liquidation, dissolution or winding up of the Company; or

  •
  the occurrence of certain corporate reorganizations, where, as a result of the corporate reorganization, the Company's common stock is changed or exchanged into other assets or securities.

        Restricted Stock Awards.    The Named Executive Officers received restricted stock awards under the Company's 2003 Long Term Incentive Compensation Plan. Restricted stock is not generally awarded to the Company's employees. Upon retirement at or after age 65 (none of the Named Executive Officers had reached 65 at December 31, 2007) or termination because of death or disability, the restricted stock awards fully vest. Upon termination other than retirement or termination as a result of death or disability, all unvested restricted stock awards are forfeited. In the event of a change in control, as defined in the 2003 Long Term Incentive Plan, all restricted stock awards vest immediately. In addition, the Named Executive Officers' currently outstanding restricted stock will vest in full if a change in control, as defined in the Named Executive Officers' employment agreements, occurs. As described above, with the exception of Mr. DeAngelo's employment agreement, the definition of change in control in the Named Executive Officers' employment agreements is different from the definition of change in control in the 2003 Long Term Incentive Compensation Plan.

        Accrued Pay and Regular Termination Benefits.    In addition to the benefits described above, the Named Executive Officers are also entitled to certain payments and benefits upon termination of employment that are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

  •
  Accrued salary, vacation pay and unreimbursed expenses;

  •
  Disability insurance; and

  •
  Distributions of plan balances under the Company's 401(k) plan.

        Similarly, except as described above, upon termination of employment, a Named Executive Officer's options are subject to the terms applicable to all recipients of such awards under the Company's applicable plans. The Company is not obligated to provide any special accelerated vesting of Named Executive Officer's options other than as described above.

        Fortress/Centerbridge Acquisition.    On June 15, 2007, the Company announced that it had entered into a merger agreement that would ultimately result in our shareholders receiving $67.00 per share. Specifically, the Company, Parent and Merger Sub announced that they entered into the Merger Agreement, which provides, among other things, for Merger Sub to be merged with and into the Company (the "Merger"), as a result of which the Company will continue as the surviving corporation and will become a wholly-owned subsidiary of Parent. Parent is indirectly owned by certain funds managed by affiliates of Fortress Investment Group LLC and Centerbridge Partners, L.P. As described above, the consummation of the Merger will represent a change in control triggering a payment under the Named Executive Officers' employment agreements. The consummation of the Merger will also constitute a change in control under the Company's Deferred Compensation Program and the Company's 2003 Long Term Incentive Compensation Plan. The timing of any closing of the Merger is subject to obtaining certain regulatory approvals and satisfying other customary closing conditions. See "Risk Factors—Risks Related to the Consummation of the Merger Agreement" on page 17 of this Annual Report on Form 10-K for a discussion of the risk in connection with the consummation of the Merger.

Compensation of Directors

        The Company pays director's fees to each director who is not an employee of the Company. During the year ended December 31, 2007, each outside director received an annual retainer fee of $50,000 and reimbursement for out-of-pocket expenses in connection with their attendance at meetings. In addition, members of the Audit Committee and Compensation Committee each received an annual retainer fee of $10,000 and $5,000, respectively. Non-employee directors did not receive a separate retainer fee for membership on the Nominating Committee or the Compliance Committee. In addition, in 2007, the Compensation Committee approved a grant to each non-employee director of options to purchase 30,000 shares of common stock of the Company. The exercise price of the options granted to non-employee directors is equal to the fair market value of the Company's common stock on the date of the grant. The options vest over four years, 25% on the first anniversary of date of grant and 25% on each succeeding anniversary, but accelerate immediately upon a change in control. Pursuant to the terms of the Company's 2003 Equity Compensation Plan, under which the options were granted, fair market value is equal to the closing price of the Company's common stock on the business day immediately preceding the date of grant.

        On April 25, 2007, the Company's Board of Directors established stock ownership guidelines for non-employee directors of the Company. Each non-employee director is expected to own and hold shares of common stock equal in value to at least three times the annual cash retainer for non-employee directors. Current non-employee directors have a period of three years from April 25, 2007 to achieve this ownership level. New non-employee directors will have a period of three years from the date of initial election to achieve this ownership guideline.

        In deference to the pending Merger, for 2008, the non-employee directors are receiving a fixed amount of cash compensation (with no special payment, meeting fees or equity grants). Each non-employee director will receive $150,000, 50% of which was paid on January 25, 2008, and the balance of which is being paid in equal monthly installments throughout 2008 (with the total balance payable at the time of closing of the Merger). If the Merger is not consummated, the Board will consider whether equity awards are appropriate.

  Director Compensation Table

        The following table sets forth information with respect to all compensation awarded the Company's non-employee directors during the last completed fiscal year:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Harold Cramer	65,000	502,998	567,998
David A. Handler	55,000	502,998	557,998
John M. Jacquemin	60,000	502,998	562,998
Robert P. Levy	50,000	502,998	552,998
Barbara Z. Shattuck	65,000	498,145	563,145

    (1)
    The amounts listed above reflect the dollar value recognized, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), for financial statement reporting purposes during 2007 for all existing stock option awards. Assumptions used in the calculation of these amounts are included in footnote 4 to the Company's audited financial statements beginning on page 67. In fiscal 2007, each non-employee director received options to purchase 30,000 shares of the Company's common stock, which had a grant date fair value of $475,560. At December 31, 2007, the aggregate number of outstanding stock options held by each non-employee director was: Mr. Cramer—180,000; Mr. Handler—240,000; Mr. Jacquemin—195,000; Mr. Levy—97,500; and Ms. Shattuck—150,000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes certain information with respect to our compensation plans and individual compensation arrangements under which our equity securities have been authorized for issuance as of the fiscal year ended December 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of oustanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issance under equity compnsation plans (excluding securities reflected in column (a)
Equity compensastion plans approved by shareholders	7,226,155	$29.6396	3,208,225
Equity compensation plans not approved by shareholders	23,750	7.95	—

Total	7,249,905	$27.5751	3,208,225

Option Grant to the Company's Chairman

        On February 6, 2003, the Compensation Committee granted Peter M. Carlino stock options to purchase 95,000 shares of the Company's common stock at an exercise price of $7.95 per share (adjusted to reflect the Company's March 7, 2005 two-for-one stock split), which was the closing price of the Company's common stock on the day before the options were granted. These stock options, which were granted prior to the adoption of the Company's 2003 Equity Compensation Plan, were not granted under the 1994 Stock Option Plan because sufficient shares did not remain available for grant under such plan. The stock options vested 25% on each of February 6 of 2004, 2005, 2006 and 2007 and expire on February 6, 2013. The terms of the stock options may be amended only by a written agreement between Peter M. Carlino and the Company that is approved by the Compensation Committee.

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

        The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of February 15, 2008, by each person known to the Company to own beneficially more than 5% of the Company's outstanding common stock, each director, the CEO and each of the four other most highly compensated executive officers of the Company and all of the executive officers and directors of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them except as otherwise shown in the footnotes to the table. Unless otherwise indicated in the footnotes to the table, the address of each such person is c/o the Company, 825 Berkshire Boulevard, Suite 200, Wyomissing, Pennsylvania 19610.

        Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 15, 2008 are deemed outstanding for computing the percentage beneficially owned by such holder, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and that there are no other affiliations among the shareholders listed in the table. The percentage for each beneficial owner is calculated based on (i) the aggregate number of shares reported to be owned by such group or individual and (ii) the aggregate number of shares of common stock outstanding as of February 15, 2008 (86,886,020 shares).

Name and Address	Number of Shares Beneficially Owned	Percentage of Class
Peter M. Carlino(1)(2)	2,866,335	3.27%
Peter D. Carlino(1)(3)	10,043,414	11.56%
Richard J. Carlino(1)(4)	9,553,607	11.00%
David E. Carlino(1)(4)	9,568,459	11.01%
Carlino Family Trust(1)	9,533,604	10.97%
Harold Cramer(1)(5)	10,223,316	11.75%
David A. Handler(6)	212,500	*
John M. Jacquemin(6)	144,900	*
Robert P. Levy(7)	51,600	*
Barbara Z. Shattuck(8)	107,115	*
William J. Clifford(6)(9)	594,360	*
Leonard M. DeAngelo(6)(9)	467,951	*
Jordan B. Savitch(6)(9)	276,760	*
Robert S. Ippolito(6)(9)	257,400	*
All executive officers and directors as a group (10 persons)(6)(9)	5,668,633	6.32%
Akre Capital Management, LLC(10)	7,173,138	8.26%

Notes to Security Ownership of Principal
Shareholders and Management Table

*
Less than 1%.

1.
9,533,604 shares of the Company's common stock are owned by an irrevocable trust, which we refer to as the Carlino Family Trust, among Peter D. Carlino, his eight children and the former spouse of one of his children, as settlors, and certain trustees, as to which Peter M. Carlino has sole voting power for the election of directors and certain other matters. Peter D. Carlino, Peter M. Carlino, David E. Carlino, Richard J. Carlino and Harold Cramer have shared investment power and shared voting power with respect to certain matters. On February 4, 2008, Peter M. Carlino irrevocably delegated to Harold Cramer and, in certain instances, to the other three trustees of the Carlino Family Trust his authority to vote and/or dispose of the shares of Common Stock owned by the Carlino Family Trust until the earlier of (i) the termination of the Merger Agreement or the closing of the Merger otherwise failing to occur on the Closing Date (as defined in the Merger Agreement); (ii) any actual or proposed amendment to the Merger Agreement that would be adverse to any shareholder of the Company; or (iii) the consummation of the Merger. Accordingly, Mr. Carlino disclaims beneficial ownership of the shares of the Company's common stock held by the Carlino Family Trust and Mr. Carlino's aggregate beneficial ownership of the Company's common stock does not include the 9,533,604 shares held by the Carlino Family Trust.

2.
The number of shares in the table includes 363,468 shares owned solely owned by Mr. Carlino, 231,380 shares owned by the Grantor Retained Annuity Trust of Peter M. Carlino dated September 23, 2005 of which Peter M. Carlino is the trustee and has sole voting and investment power, 331,904 shares owned by the 2006 Grantor Retained Annuity Trust of Peter M. Carlino dated May 19, 2006 of which Peter M. Carlino is the trustee and has sole voting and investment power, 263,003 shares owned by the 2007 Grantor Retained Annuity Trust of Peter M. Carlino dated June 14, 2007 of which Peter M. Carlino is the trustee and has sole voting and investment power, 126,491 shares owned jointly with Mr. Carlino's wife, 266,453 shares owned by Mr. Carlino's wife, 220,000 shares of restricted stock under which Mr. Carlino has voting rights but his disposition rights are currently restricted, and 861,300 shares that may be acquired upon the exercise of outstanding options. This amount also includes 202,336 shares of the Company's Common Stock acquired on December 26, 2007 by PNG Holdings LLC. As a result of the transactions in connection with the proposed Merger, Mr. Carlino may have been deemed to form a group with PNG Holdings LLC, FIF V Voteco LLC and Centerbridge Voteco LLC (together, the "Fortress/Centerbridge Entities") and to have acquired, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, beneficial ownership of the shares of the Company's common stock beneficially owned by the Fortress/Centerbridge Entities. Mr. Carlino expressly disclaims beneficial ownership of the shares owned by the Fortress/Centerbridge Entities.

3.
The number of shares in the table includes 9,533,604 shares owned by the Carlino Family Trust and 502,212 shares owned by a marital trust for the benefit of Peter D. Carlino and by a residuary trust for the benefit of Peter D. Carlino and Peter D. Carlino's children as to both of which Peter D. Carlino has shared investment power and shared voting power.

4.
The number of shares in the table includes 9,533,604 shares of common stock owned by the Carlino Family Trust.

5.
The number of shares in the table includes 9,533,604 shares owned by the Carlino Family Trust, an aggregate of 502,212 shares owned by a marital trust for the benefit of Peter D. Carlino and by a residuary trust for the benefit of Peter D. Carlino and Peter D. Carlino's children as to both of which Harold Cramer has shared investment power and shared voting power and 127,500 shares that may be acquired upon the exercise of outstanding options.

6.
Includes shares that may be acquired upon the exercise of outstanding options, as follows: William J. Clifford, 507,198 shares; Leonard M. DeAngelo, 398,119 shares; Jordan B. Savitch, 244,760 shares; Robert S. Ippolito, 203,946 shares; David A. Handler, 187,500 shares; and John M. Jacquemin, 142,500 shares; and all executive officers and directors as a group, 2,815,323 shares.

7.
Includes 41,000 shares that may be acquired upon the exercise of outstanding options and 600 shares owned by Mr. Levy's spouse, as to which shares Mr. Levy disclaims beneficial ownership.

8.
Includes 97,500 shares that may be acquired upon the exercise of outstanding options and 2,000 shares owned by Ms. Shattuck's spouse, as to which shares Ms. Shattuck disclaims beneficial ownership.

9.
Includes restricted shares issued as follows: William J. Clifford, 40,000 shares; Leonard M. DeAngelo, 40,000 shares; Jordan B. Savitch, 20,000 shares; Robert S. Ippolito, 20,000 shares; and all executive officers and directors as a group, 340,000 shares, under which each of them has voting rights but his disposition rights are currently restricted.

10.
According to their 13G/A filed with the SEC on February 14, 2008, consists of shares beneficially owned as of December 31, 2007 by Akre Capital Management, LLC, which we refer to as ACM, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, and Chares T. Akre, Jr., and represents shares to which ACM and Mr. Akre have shared voting and dispositive power. Mr. Akre is the managing member of ACM. The address of ACM and Mr. Akre is 2 West Marshall Street, P.O. Box 998, Middleburg, VA 20118.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH RELATED PERSONS

        In August 1994, the Company signed a consulting agreement with Peter D. Carlino, former Chairman of the Company. Pursuant to the consulting agreement, as amended, Peter D. Carlino receives an annual fee of $135,000. Peter D. Carlino is the father of Peter M. Carlino, the Chairman of the Board and CEO of the Company.

        Historically, the Company paid premiums on life insurance policies (the "Policies") on behalf of certain irrevocable trusts (the "Trusts") created by the Company's Chairman and Chief Executive Officer ("CEO"). The policies covered the Chairman and CEO's life and that of his spouse. The Trusts were the owners and beneficiaries of the policies and were obligated to reimburse the Company for all premiums paid when the insurance matures or upon death. To secure the Company's interest in each of the Policies, the Trusts executed a collateral assignment of each of the Policies to the Company. As of December 31, 2007, the Trusts terminated these policies and reimbursed the Company for all but $159,000 for these payments. In addition, the Company has historically paid the premiums on a life insurance policy that covers the life of Mr. Ippolito. The beneficiaries of Mr. Ippolito's policy are obligated to reimburse the Company for all premiums paid when the insurance matures or upon death. At December 31, 2007 and 2006, the Company has recorded a receivable in other assets from the beneficiaries of Mr. Ippolito's policy in the amount of $50,283 and 47,515, respectively.

        The Company currently leases 42,348 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of its Chairman and CEO. Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $0.7 million, $0.6 million, and $0.5 million, respectively. The leases for the office space expire in March 2012, May 2012 and May 2013, and the lease for the warehouse space expires in July 2010. The future minimum lease commitments relating to these leases at December 31, 2007 equaled $3.8 million. The Company also paid $3.7 million, $1.3 million and $0.4 million in construction costs to these same affiliates for the years ended December 31, 2007, 2006 and 2005, respectively. Based on its research, the Company believes that the lease terms of the leases are not less favorable than lease terms available from an unaffiliated third party. In addition, the Company believes that construction services were performed on terms no less favorable than the terms that could have been obtained from an unaffiliated third party.

        Eric Schippers, the Vice President, Public Affairs & Government Relations of the Company is the son-in-law of our CEO. Mr. Schippers joined the Company in 2003. From 1998 to 2003, Mr. Schippers was President of the Alexandria, Virginia-based Center for Individual Freedom, a non-partisan constitutional advocacy group. Mr. Schippers has also worked for Burson-Marsteller, one of the world's largest international public relations firms, representing numerous Fortune 500 clients in the areas of media relations, public affairs, crisis communications and constituency relations. In 2007, Mr. Schippers received a salary of $260,000, a bonus of $255,000 (representing bonus awards for performance in 2006 and 2007) and options to purchase 25,000 shares of the Company's common stock.

        John Walborn, the Vice President, Quality Assurance of the Company is the brother-in-law of our CEO. Mr. Walborn joined the Company in 1998 as Director of Quality and Facility Operations where he was responsible for overseeing off track wagering business needs and opportunities. Mr. Walborn was promoted in January 2002 to his present position of Vice President of Quality Assurance. Prior to joining the Company, Mr. Walborn held positions as President of Pretzel Gourmet, President of Scarborough Fair, and President and Chief Executive Officer of Ko-Ord Services, an operational division of a chain of Arby's Roast Beef franchises. In 2007, Mr. Walborn received a salary of $141,960, a bonus of $69,615 (representing bonus awards for performance in 2006 and 2007) and options to purchase 25,000 shares of the Company's common stock. As a result of his retirement plans, on February 14, 2008, Mr. Walborn executed an employment agreement under which he will remain employed at a substantially reduced salary through January 30, 2009, while he transitions his current responsibilities to his successor.

Review and Approval of Transactions with Related Persons

        Pursuant to the terms of its charter, the Company's Audit Committee reviews and pre-approves all conflicts of interest and related party transactions. For the purposes of Audit Committee review, a related party transaction is a transaction that meets the minimum threshold for disclosure in the Company's proxy statement or Annual Report on Form 10-K under the rules of the SEC. The Company's Code of Business Conduct has a broad definition of conflict of interest, which includes related party transactions, and requires employees to report potential conflicts to the Chief Compliance Officer. All potential conflicts of interest involving an executive officer, director or 5% or greater shareholder of the Company are communicated by the Chief Compliance Officer (or other members of Company management) to the Vice President of Internal Audit. The Vice President of Internal Audit then consults with members of the legal and finance staffs to determine whether the proposed transaction represents a conflict of interest or a related party transaction that must be presented to the Audit Committee. For the purposes of the Audit Committee's review, related party transactions are transactions, arrangements or relationships where the Company is a participant and in which an executive officer, a director or an owner of more than 5% of the Company's common stock (or any immediate family member of the foregoing persons) has a direct or indirect material interest.

        For transactions determined to require Audit Committee review, the Vice President of Internal Audit collaborates with members of the legal and finance staffs to prepare and present the transaction to the Audit Committee. There is no dollar threshold for transactions subject to the Audit Committee's review and pre-approval—all related party transactions are reviewed. In terms of standards applied by the Audit Committee in reviewing related party transactions, a director will not participate in the review of transactions in which he or she or his or her immediate family member has an interest, the

Audit Committee will only approve related party transactions that are in, or not inconsistent with, the best interests of the Company and its shareholders based on a review of (i) the benefits to the Company of the transaction and (ii) the terms of the transaction and the terms available to or from unrelated third parties, as applicable.

        Currently, the policy to review related party transactions is evidenced in the Audit Committee charter and the Company's Code of Business Conduct and certain of the procedures followed in considering related party transactions are based on past practice and the advice of counsel.

Compensation Committee Interlocks and Insider Participation

        During 2007, the members of the Company's Compensation Committee were Messrs. Cramer and Handler and Ms. Shattuck. No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of the Compensation Committee of the Company.

GOVERNANCE OF THE COMPANY

Board of Directors

        The Company's Board of Directors currently consists of six members: Peter M. Carlino, Harold Cramer, David A. Handler, John M. Jacquemin, Robert P. Levy and Barbara Z. Shattuck. The Board has determined that all of the directors, other than Mr. Carlino, are independent under the current Marketplace Rules or NASDAQ (the "Marketplace Rules").

        The Board of Directors held 16 meetings during the fiscal year ended December 31, 2007. Each of the Company's directors attended at least 75% of the aggregate of all meetings of the Board and all meetings of all committees of the Board of which he or she was a member held during the fiscal year ended December 31, 2007.

        The Company has four standing committees: the Audit Committee, the Compensation Committee, the Compliance Committee and the Nominating Committee.

        Audit Committee.    John M. Jacquemin (Chairman), Harold Cramer and Barbara Z. Shattuck are the members of the Audit Committee. The Board has determined that Messrs. Jacquemin and Cramer and Ms. Shattuck are independent under the current Marketplace Rules and U.S. Securities and Exchange Commission (the "SEC") regulations. During 2007, The Audit Committee operates under a written charter adopted by the Board of Directors that complies with the current Marketplace Rules, which is available at http://www.pngaming.com/main/corporategovernance.shtml and met 9 times in 2007.

        The Board has determined that Mr. Jacquemin, the Chairman of the Audit Committee, satisfies the SEC criteria of a "financial expert" and is "financially sophisticated" for the purposes of Marketplace Rules. Because of his position as one of five trustees for the Carlino Family Trust, an irrevocable trust (see "Security Ownership of Principal Shareholders and Management" beginning on page 126 of this Annual Report on Form 10-K), Harold Cramer falls outside the SEC safe harbor providing that a person will not be deemed an affiliate for purposes of determining audit committee member independence if he or she beneficially owns 10% or less of an issuer's voting stock. Mr. Cramer's voting and investment power in connection with the shares of the Company's common stock held by the Carlino Family Trust is, however, shared with the other trustees. Peter M. Carlino has the sole power to vote the shares held by the Carlino Family Trust, except in the case of a sale of all or substantially all of the Company's assets, a merger where the Company will not be the surviving entity or a liquidation where the manner in which the trust's shares are voted is determined by a vote of all five trustees. On February 4, 2008, Peter M. Carlino irrevocably delegated to Harold Cramer and, in certain instances, to the other three trustees of the Carlino Family Trust his authority to vote and/or dispose of the shares of the Company's common stock owned by the Carlino Family Trust until the earlier of (i) the termination of the Merger Agreement or the closing of the Merger otherwise failing to occur on the Closing Date (as defined in the Merger Agreement); (ii) any actual or proposed amendment to the Merger Agreement that would be adverse to any shareholder of the Company; or (iii) the consummation of the Merger. The Board considered Mr. Cramer's beneficial ownership as a result of being a trustee of Carlino Family Trust. In light of the limited duration of Mr. Carlino's delegation to Mr. Cramer, as well as the beneficiaries and purposes of the Carlino Family Trust, the Board has determined that Mr. Cramer is independent for the purpose of the SEC regulations and the Marketplace Rules.

        The principal functions of the Audit Committee are to serve as an independent and objective party to monitor the integrity of the Company's financial reporting process and internal control system; appoint, compensate and, where appropriate, discharge and replace the Company's independent registered public accounting firm; oversee, review and appraise the audit efforts of the Company's independent registered public accounting firm; and maintain free and open communication with and among the independent registered public accounting firm, financial and senior management, and the Board of Directors. In addition, the Audit Committee is responsible for reviewing and appraising the audit efforts of the Company's internal auditors.

        Compensation Committee.    Harold Cramer (Chairman), David A. Handler and Barbara Z. Shattuck are members of the Compensation Committee. The Board has determined that Messrs. Cramer and Handler and Ms. Shattuck are independent for the purposes of the Marketplace Rules. The Compensation Committee operates under a written charter adopted by the Board of Directors, which is available at http://www.pngaming.com/main/corporategovernance.shtml and met 6 times in 2007.

        The Compensation Committee has authority to evaluate the annual performance of the Chief Executive Officer ("CEO") and other executive officers and set their annual compensation, which includes:

  •
  setting salary, bonus, stock options and other benefits; and

  •
  reviewing and approving, consist with the compensation philosophy adopted by the Committee, any annual incentive compensation plan for the CEO and other executive officers, and the related review and approval of the performance criteria, goals and objectives provided for in such plan.

        The Compensation Committee is in charge of reviewing executive compensation programs annually to determine whether they are properly coordinated and achieving their intended purposes as well as periodically reviewing the policies for administration of the Company's executive compensation programs.

        The Compensation Committee is also responsible for:

  •
  assessing the Company's management succession planning;

  •
  approving the number of option awards that the CEO may grant to employees other than executive officers; and

  •
  administering and interpreting the Company's Amended and Restated 1994 Stock Option Plan, as amended (the "1994 Stock Option Plan") and 2003 Long Term Incentive Compensation Plan (the "2003 Equity Compensation Plan").

        The Board of Directors is responsible for setting director compensation as well as adopting the Company's equity compensation plans and any amendments thereto. The Compensation Committee assists the Board in this role by reviewing and recommending the structure and amount of director compensation as well as by reviewing and recommending new equity compensation plans and changes to existing equity compensation plans.

        The Compensation Committee has the authority to engage independent compensation consultants or advisors, as it may deem appropriate in its sole discretion, and to approve related fees and retention terms of such consultants or advisors. The Committee routinely holds executive sessions without management.

        The Chairman of the Compensation Committee is responsible for leadership of the Committee and sets meeting agendas. The Committee may form subcommittees and delegate authority to them, as it deems appropriate.

        The CEO gives performance assessments and compensation recommendations for each executive officer of the Company (other than himself). The Compensation Committee considers the CEO's recommendations with the assistance of a compensation consultant and sets the compensation of the executive officers (other than the CEO) based on such deliberations. The Compensation Committee sets the CEO's compensation in executive session without any member of management present. The CEO and the Senior Vice President, Human Resources, generally attend Compensation Committee meetings, but neither are present for executive sessions or any discussion of their own compensation. The Compensation Committee has engaged Strategic Apex Group LLC ("Strategic Apex"), an independent executive compensation consulting firm, to provide advice and assistance to them and to management in the area of executive and non-employee director compensation for the Company. The consultant reports directly to the Compensation Committee and has been authorized by them to work with certain executive officers of the Company as well as other employees in the Company's human resources, legal, and finance departments in connection with the consultant's work for the Committee. Strategic Apex attends the majority of the compensation committee meetings and provides assistance and advice regarding executive and director compensation to the compensation committee, which includes accumulating and summarizing market data at the request of the compensation committee regarding compensation of the Company's executives in comparison to its competitors. Strategic Apex also gathers data and provides advice regarding the Company's performance relative to the appropriate peer group of competitor companies, the structure of annual and long-term incentive compensation, the appropriateness of financial and other performance measures and the design of equity incentive plans.

        Compliance Committee.    The Compliance Committee has three members. David A. Handler and Robert P. Levy are the current Board members of the Compliance Committee. Steve Ducharme, a consultant to the Company who served as a member of the Nevada State Gaming Control Board from January 1991 to January 2001, including two years as Chairman, is the Chairman of the Compliance Committee. The Compliance Committee was established to ensure, through self-regulatory procedures, compliance with applicable laws relating to the Company's gaming and racing businesses and to prevent, to the fullest extent possible, any involvement by the Company in any activities that would pose a threat to the reputation and integrity of the Company's gaming and racing operations. The Compliance Committee operates under a written charter adopted by the Board of Directors and met 9 times in 2007.

        Nominating Committee.    Harold Cramer (Chairman), David A. Handler and Barbara Z. Shattuck are the members of the Nominating Committee. The Board has determined that Messrs. Cramer and Handler and Ms. Shattuck are independent under the Marketplace Rules. The Nominating Committee is responsible for identifying and recommending, for the Board's selection, nominees for election to the Board and advising the Board with respect to Board structure, composition and size of the Board and its committees. The Nominating Committee operates under a written charter adopted by the Board of Directors that complies with the current Marketplace Rules, which is available at http://www.pngaming.com/main/corporategovernance.shtml and met 1 time in 2007.

        The Nominating Committee considers candidates for Board membership suggested by, among others, its members, other Board members and management. The Nominating Committee has authority to retain a search firm to assist in the identification of director candidates. In selecting nominees for director, the Nominating Committee considers a number of factors, including, but not limited to:

  •
  whether a candidate has demonstrated business and industry experience that is relevant to the Company, including recent experience at the senior management level (preferably as chief executive officer or a similar position) of a company as large or larger than the Company;

  •
  a candidate's ability to meet the suitability requirements of all relevant regulatory agencies;

  •
  a candidate's ability to represent the interests of the shareholders;

  •
  a candidate's independence from management and freedom from potential conflicts of interest with the Company;

  •
  a candidate's financial literacy, including whether the candidate will meet the audit committee membership standards set forth in the Marketplace Rules;

  •
  whether a candidate is widely recognized for his or her reputation, integrity, judgment, skill, leadership ability, honesty and moral values;

  •
  a candidate's ability to work constructively with the Company's management and other directors; and

  •
  a candidate's availability, including the number of other boards on which the candidate serves, and his or her ability to dedicate sufficient time and energy to his or her board duties.

        During the process of considering a potential nominee, the Nominating Committee may request additional information about, or an interview with, the potential nominee.

        The Nominating Committee will also consider recommendations of nominees for directors by shareholders who have owned beneficially at least 1% of the Company's common stock for a continuous period of not less than 12 months before making such recommendation, provided that such recommendation is in proper written form and timely received by the Secretary of the Company. To be timely, a shareholder's notice to the secretary must be delivered to or mailed and received at the principal executive offices of the corporation not less than 120 nor more than 150 days prior to the anniversary date of the immediately preceding annual meeting of shareholders. However, in the event that the annual meeting is called or a date that is not within 60 days before or after the anniversary date, notice must be received not later than the close of business on the tenth day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever first occurs.

        To be in proper written form, a shareholder's notice to must contain (i) the name, age, business address and residence address of the recommended nominee, (ii) the principal occupation or employment of the person, (iii) the class or series and number of shares of capital stock of the corporation which are owned beneficially or of record by the person and (iv) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules and regulations promulgated thereunder. In addition, the shareholder's notice must contain (i) the name and record address of such shareholder, (ii) the class or series and number of shares of capital stock of the corporation which are owned beneficially or of record by such shareholder, (iii) a description of all arrangements or understandings between such shareholder and each recommended nominee and any other person or persons (including their names) pursuant to which the recommendations are to be made by such shareholder and (iv) any other information relating to such shareholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder. Such notice must also be accompanied by a written consent of each recommended nominee to provide all information necessary to respond fully to any suitability inquiry conducted under the executive, administrative, judicial and/or legislative rules, regulations, laws and orders of any jurisdiction to which the corporation is then subject and such additional information concerning the nominee as may be requested by the Nominating Committee and/or Board of Directors and being named as a nominee and to serve as a director if nominated and if elected. In evaluating recommendations received from shareholders, the Committee will apply the criteria and follow the process described above.

        Employee Code of Conduct.    The Company has a Code of Business Conduct (the "Code of Conduct"), which is applicable to all employees of the Company, including the Company's principal executive officer, the principal financial officer and the principal accounting officer. The Code of Conduct is designed, among other things, to deter wrongdoing and promote ethical conduct, full and accurate reporting in the Company's SEC filings, and compliance with applicable laws. A copy of the current Code of Conduct has been included as Exhibit 14.1 to this Annual Report on Form 10-K and is available on the Company's website at http://www.pngaming.com/main/corporategovernance.shtml. Compliance personnel at the Company's properties report to the Chief Compliance Officer and the property executive or general manager.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Audit Committee of the Board of Directors, which is composed entirely of non-employee directors who are independent under the current Marketplace Rules, has appointed Ernst & Young LLP ("E&Y") as the independent registered public accounting firm to audit the books, records and accounts of the Company and its subsidiaries for the year ending December 31, 2008. E&Y audited the books, records and accounts of the Company and its subsidiaries for the year ended December 31, 2007 and 2006.

        E&Y has advised the Audit Committee that it has no direct or material indirect interest in the company or its affiliates.

        A summary of aggregate fees for professional services billed by E&Y are as follows:

	Fiscal 2007	Fiscal 2006
Audit Fees(1)	$1,838,722	$2,618,724
Audit-Related Fees(2)	110,799	94,031
Tax Fees(3)	—	243,073

Total Fees	$1,949,521	$2,955,828

    (1)
    Audit fees include fees associated with the annual audit, reviews of the Company's quarterly reports on Form 10-Q, annual audits required by law for certain jurisdictions, comfort letters, and other audit and attestation services related to statutory or regulatory filings. Audit fees also include the audit of the Company's internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

    (2)
    Audit-related fees primarily include fees for the audit of the Company's 401(k) plans.

    (3)
    Tax fees include fees in connection with preparation of U.S. federal and state income tax returns for the Company and other tax compliance matters.

        The Audit Committee's Audit and Non-Audit Services Pre-Approval Policy provides for the pre-approval of audit and non-audit services performed by the Company's independent auditor. Under the policy, the Audit Committee may pre-approve specific services, including fee levels, by the independent auditor in a designated category (audit, audit-related, tax services and all other services). The Audit Committee may delegate, in writing, this authority to one or more of its members, provided that the member or members to whom such authority is delegated must report their decisions to the Audit Committee at its next scheduled meeting. In 2007, all audit services provided by E&Y were pre-approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Change in Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

Dated: February 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
/s/ WILLIAM J. CLIFFORD William J. Clifford	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2008
/s/ HAROLD CRAMER Harold Cramer	Director	February 29, 2008
/s/ DAVID A. HANDLER David A. Handler	Director	February 29, 2008
/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	February 29, 2008
/s/ ROBERT P. LEVY Robert P. Levy	Director	February 29, 2008
/s/ BARBARA Z. SHATTUCK Barbara Z. Shattuck	Director	February 29, 2008

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of August 7, 2002, by and among Hollywood Casino Corporation, Penn National Gaming, Inc. and P Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, dated August 7, 2002).
2.2	Purchase Agreement by and among PNGI Pocono Corp., PNGI, LLC, and the Mohegan Tribal Gaming Authority, dated October 14, 2004. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, filed October 20, 2004).
2.2(a)	Amendment No. 1 to Purchase Agreement, dated as of January 7, 2005, by and among PNGI Pocono Corp., PNGI, LLC, and The Mohegan Tribal Gaming Authority. (Incorporated by reference to Exhibit 2.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006).
2.2(b)	Second Amendment to Purchase Agreement and Release of Claims, dated as of August 7, 2006, between PNGI Pocono Inc. and The Mohegan Tribal Gaming Authority, and joined in by Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006).
2.3	Agreement and Plan of Merger, dated as of November 3, 2004, among Penn National Gaming, Inc., Argosy Gaming Company and Thoroughbred Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, filed November 5, 2004).
2.4	Agreement to Execute Securities Purchase Agreement, dated June 20, 2005, among Penn National Gaming, Inc., CP Baton Rouge Casino, L.L.C. and Columbia Sussex Corporation. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed June 22, 2005).
2.4(a)	Letter agreement, dated October 3, 2005, among Penn National Gaming, Inc., CP Baton Rouge Casino, L.L.C., Columbia Sussex Corporation and Wimar Tahoe Corporation amending Agreement to Execute Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K, filed October 4, 2005).
2.5	Securities Purchase Agreement, dated October 3, 2005, among Argosy Gaming Company, Wimar Tahoe Corporation and CP Baton Rouge Casino, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed October 4, 2005).
2.6	Asset Purchase Agreement, dated as of November 7, 2006, by and among Zia Partners, LLC, Zia Park, LLC and (solely with respect to Section 2.6 and Articles VI and XII thereof) Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed November 9, 2006).
2.6(a)	First Amendment to Asset Purchase Agreement, dated as of April 13, 2007, by and among Zia Partners, LLC, Zia Park LLC and Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed on April 18, 2007).
2.6(b)	Second Amendment to Asset Purchase Agreement, dated as of April 16, 2007, by and among Zia Partners, LLC, Zia Park LLC and Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K filed on April 18, 2007).
2.7	Agreement and Plan of Merger, dated as of June 15, 2007, by and among Penn National Gaming, Inc., PNG Acquisition Company Inc. and PNG Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on June 15, 2007).

3.1	Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on November 13, 1996. (Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.3	Statement with respect to shares of Series A Preferred Stock of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on March 16, 1999. (Incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 23, 2001. (Incorporated by reference to Exhibit 3.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on December 28, 2007. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K, filed on January 2, 2008).
3.6	Second Amended and Restated Bylaws of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004).
4.1	Specimen copy of Common Stock Certificate (Incorporated by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.2	Rights Agreement dated as of March 2, 1999, between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 1 to the Company's current report on Form 8-K, dated March 17, 1999).
4.2(a)*	Amendment No. 1 to Rights Agreement, dated June 15, 2007, between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company.
4.3	Indenture dated as of December 4, 2003 by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference to exhibit 4.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
4.4	Form of Penn National Gaming, Inc. 6 7/8% Senior Subordinated Note due 2011. (Included as Exhibit A to Exhibit 4.3).
4.5	Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011. (Included as Exhibit F to Exhibit 4.3).
4.6	Indenture dated as of March 9, 2005 by and among Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed March 15, 2005).
4.6(a)	First Supplemental Indenture dated as of July 5, 2005 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to exhibit 10.37 to the Company's registration statement on Form S-4, filed July 7, 2005 (File #333-125274)).

4.7	Form of Penn National Gaming, Inc. 6 3/4% Senior Subordinated Note due 2015. (Included as Exhibit A to Exhibit 4.6).
9.1	Form of Trust Agreement of Peter D. Carlino, Peter M. Carlino, Richard J. Carlino, David E. Carlino, Susan F. Harrington, Anne de Lourdes Irwin, Robert M. Carlino, Stephen P. Carlino and Rosina E. Carlino Gilbert. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
9.1(a)	Trust Letter Agreement, dated February 4, 2008. (Incorporated by reference to exhibit 5 to a Schedule 13D filed on February 5, 2008 by PNG Holdings LLC, FIF Voteco LLC and Centerbridge Voteco LLC regarding Penn National Gaming, Inc.)
10.1#	Penn National Gaming, Inc. 1994 Stock Option Plan. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.2#	Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to Appendix A of the Company's Proxy Statement dated April 22, 2003 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended).
10.2(a)#	Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to exhibit 10.2(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.2(b)#	Form of Incentive Stock Option Certificate for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to exhibit 10.2(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.2(c)#	Form of Restricted Stock Award for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to exhibit 10.2(c) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.3#	Employment Agreement dated May 26, 2004 between Penn National Gaming, Inc. and Peter M. Carlino. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004).
10.4#	Employment Agreement dated June 10, 2005 between Penn National Gaming, Inc. and William Clifford. (Incorporated by reference to Exhibit 10.1 the Company's current report on Form 8-K, filed on June 16, 2005).
10.5#	Employment Agreement dated June 10, 2005 between Penn National Gaming, Inc. and Jordan B. Savitch. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on June 16, 2005).
10.6#	Employment Agreement dated July 31, 2006 between Penn National Gaming, Inc. and Leonard DeAngelo. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on August 2, 2006).
10.7#	Employment Agreement dated June 10, 2005 between Penn National Gaming, Inc. and Robert S. Ippolito. (Incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2007).
10.8	Form of Change in Control Payment Acknowledgement and Agreement between Penn National Gaming, Inc. and Certain Executive Officers of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.1 the Company's current report on Form 8-K, filed on January 2, 2008).
10.8(a)*	Schedule of executive officers entering into Change in Control Payment Acknowledgement and Agreement.
10.9	Consulting Agreement dated August 29, 1994, between Penn National Gaming, Inc. and Peter D. Carlino. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994).

10.10	Amended and Restated Lease dated April 5, 2005 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 8, 2005).
10.11	Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.11(a)	Commencement Agreement, dated May 21, 2002, in connection with Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.11(b)	First Lease Amendment, dated December 4, 2002, to Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.12	Lease dated April 5, 2005 between Wyomissing Professional Center, Inc. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on April 8, 2005).
10.13	Letter Agreement for the Construction of Certain Improvements, dated April 5, 2005, in connection with the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K, filed on April 8, 2005).
10.14	Lease dated August 22, 2003 between The Corporate Campus at Spring Ridge 1250, L.P. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.15	Agreement dated April 7, 2006 by and between PNGI Charles Town Gaming Limited Liability Company and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL—CIO. (Incorporated by reference to exhibit 10.1 to the Company's current report on Form 8-K, filed on April 24, 2006).
10.16	Agreement dated December 21, 2004 between PNGI Charles Town Gaming, LLC and Charles Town H.B.P.A., Inc. (Incorporated by reference to Exhibit 10.18 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.17	Credit Agreement, dated October 3, 2005 by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed October 4, 2005).

10.17(a)	Amendment, dated September 18, 2006, to the Credit Agreement by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on September 21, 2006).
10.18	Ground Lease dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant. (Incorporated by reference to Exhibit 10.4 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.19	Letter Agreement dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant (relating to Ground Lease). (Incorporated by reference to Exhibit 10.5 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.20	Assignment of Lease and Assumption Agreement dated as of May 31, 1994 between SRCT and STP (relating to Ground Lease). (Incorporated by reference to Exhibit 10.7 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.21#	Penn National Gaming, Inc. Nonqualified Stock Option granted to Peter M. Carlino, dated February 6, 2003. (Incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
10.22	Ground Lease, dated March 23, 2007, between Skrmetta MS, LLC as Landlord and BTN, Inc., a wholly-owned subsidiary of Penn National Gaming, Inc., as Tenant. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2007).
10.23	Penn-Argosy Merger Approval Agreement between the Illinois Gaming Board and Penn National Gaming, Inc., effective September 29, 2005. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2005).
10.23(a)	First Amendment to the September 29, 2005 Penn-Argosy Merger Approval Agreement, dated April 25, 2006, between Penn National Gaming, Inc. and the Illinois Gaming Board. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2006).
10.24	Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company, L.P. dated as of April 13, 1994, as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P., dated as of December 28, 1995 (Incorporated by reference to Argosy Gaming Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 (File #00-21122)).
10.24(a)	Second Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated August 20, 1996. (Incorporated by reference to Exhibit 10.23(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).

10.24(b)	Third Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004. (Incorporated by reference to Exhibit 10.2 of Argosy Gaming Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11853)).
10.25	Claim Settlement Agreement among Penn National Gaming, Inc. and the insurance providers severally underwriting share of the Company's all-risk property insurance program, completed January 22, 2007. (Incorporated by reference to exhibit 10.24 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006).
10.26#*	Compensatory Arrangements with Certain Executive Officers.
10.27#	Penn National Gaming, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006).
10.28#	Description of Penn National Gaming, Inc. Annual Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 12, 2007).
10.29#	Employment Agreement by and between Penn National Gaming, Inc. and Tim Wilmott dated February 5, 2008. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 12, 2007).
14.1	Penn National Gaming, Inc. Code of Business Conduct. (Incorporated by reference to Exhibit 14.1 to the Company's current report on Form 8-K, filed on April 24, 2006).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
31.1*	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Regulation.

#
Compensation plans and arrangements for executives and others.

*
Filed herewith.

QuickLinks

TABLE OF CONTENTS
IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Penn National Gaming, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share and per share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Income (in thousands, except per share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders' Equity (in thousands, except share data)
Penn National Gaming, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)
Penn National Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
Compensation Discussion and Analysis
Report of the Compensation Committee
EQUITY COMPENSATION PLAN INFORMATION
SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT
Notes to Security Ownership of Principal Shareholders and Management Table
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
TRANSACTIONS WITH RELATED PERSONS
GOVERNANCE OF THE COMPANY
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX