Form 10-Q
period 2008-03-31
PENN NATIONAL GAMING INC
filed 2008-05-12
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

610-373-2400
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of May 1, 2008
Common Stock, par value $.01 per share	86,938,520 (includes 380,000 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from expectations. Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the possibility that the pending acquisition of the Company by certain funds managed by affiliates of Fortress Investment Group LLC and Centerbridge Partners, L.P. will not be consummated, or will be significantly delayed; the passage of state, federal or local legislation that would expand, restrict, further tax, prevent or negatively impact (such as a smoking ban at any of our facilities) operations in the jurisdictions in which we do business; the activities of our competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; successful completion of capital projects at our gaming and pari-mutuel facilities; the existence of attractive acquisition candidates, the costs and risks involved in the pursuit of those acquisitions and our ability to integrate those acquisitions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; protracted downturns in economic conditions; our dependence on key personnel; the impact of terrorism and other international hostilities; the availability and cost of financing; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission. We do not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$167,899	$174,372
Receivables, net of allowance for doubtful accounts of $3,221 and $3,241 at March 31, 2008 and December 31, 2007, respectively	60,072	56,427
Prepaid expenses and other current assets	49,133	52,825
Deferred income taxes	19,257	19,079
Total current assets	296,361	302,703

Property and equipment, net	1,733,068	1,688,393
Other assets
Investment in and advances to unconsolidated affiliate	14,748	15,548
Goodwill	2,012,330	2,013,139
Other intangible assets	775,493	777,441
Deferred financing costs, net of accumulated amortization of $30,490 and $27,680 at March 31, 2008 and December 31, 2007, respectively	43,334	46,144
Other assets	130,239	123,664
Total other assets	2,976,144	2,975,936
Total assets	$5,005,573	$4,967,032

Liabilities
Current liabilities
Current maturities of long-term debt	$97,629	$93,452
Accounts payable	32,263	28,581
Accrued expenses	88,044	163,579
Accrued interest	82,511	56,631
Accrued salaries and wages	51,121	54,149
Gaming, pari-mutuel, property, and other taxes	54,699	43,621
Income taxes payable	26,872	3,642
Insurance financing	8,454	16,515
Other current liabilities	40,678	33,704
Total current liabilities	482,271	493,874

Long-term liabilities
Long-term debt, net of current maturities	2,911,934	2,881,470
Deferred income taxes	378,610	385,089
Noncurrent tax liabilities	80,834	82,849
Other noncurrent liabilities	2,785	2,788
Total long-term liabilities	3,374,163	3,352,196

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 88,637,320 and 88,579,070 shares issued at March 31, 2008 and December 31, 2007, respectively)	887	887
Treasury stock (1,698,800 shares issued at March 31, 2008 and December 31, 2007)	(2,379)	(2,379)
Additional paid-in capital	328,046	322,760
Retained earnings	856,414	815,678
Accumulated other comprehensive loss	(33,829)	(15,984)
Total shareholders’ equity	1,149,139	1,120,962
Total liabilities and shareholders’ equity	$5,005,573	$4,967,032

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

Three Months Ended March 31,	2008	2007

Revenues
Gaming	$560,636	$549,093
Management service fee	3,985	3,474
Food, beverage and other	81,525	73,770
Gross revenues	646,146	626,337
Less promotional allowances	(32,652)	(30,079)
Net revenues	613,494	596,258

Operating expenses
Gaming	293,247	284,291
Food, beverage and other	64,004	58,330
General and administrative	97,892	93,499
Depreciation and amortization	39,792	35,358
Total operating expenses	494,935	471,478
Income from operations	118,559	124,780

Other income (expenses)
Interest expense	(47,215)	(48,347)
Interest income	683	876
(Loss) earnings from joint venture	(759)	40
Other	1,458	(228)
Total other expenses	(45,833)	(47,659)

Income from operations before income taxes	72,726	77,121
Taxes on income	31,990	34,180
Net income	$40,736	$42,941

Basic earnings per share	$0.47	$0.51
Diluted earnings per share	$0.46	$0.49

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2006	86,814,999	$868	$(2,379)	$251,943	$667,557	$3,174	$921,163
Stock option activity, including tax benefit of $3,766	408,659	4	—	14,837	—	—	14,841	$—
Restricted stock	(60,000)	—	—	485	—	—	485	—
Change in fair value of interest rate swap contracts, net of income taxes of $1,777	—	—	—	—	—	(3,130)	(3,130)	(3,130)
Foreign currency translation adjustment	—	—	—	—	—	3	3	3
Cumulative effect of adoption of FIN 48	—	—	—	—	(11,932)	—	(11,932)	—
Net income	—	—	—	—	42,941	—	42,941	42,941
Balance, March 31, 2007	87,163,658	$872	$(2,379)	$267,265	$698,566	$47	$964,371	$39,814

Balance, December 31, 2007	88,579,070	$887	$(2,379)	$322,760	$815,678	$(15,984)	$1,120,962
Stock option activity, including tax benefit of $396	58,250	—	—	4,796	—	—	4,796	$—
Restricted stock	—	—	—	490	—	—	490	—
Change in fair value of interest rate swap contracts, net of income taxes of $9,997	—	—	—	—	—	(17,603)	(17,603)	(17,603)
Foreign currency translation adjustment	—	—	—	—	—	(242)	(242)	(242)
Net income	—	—	—	—	40,736	—	40,736	40,736
Balance, March 31, 2008	88,637,320	$887	$(2,379)	$328,046	$856,414	$(33,829)	$1,149,139	$22,891

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Three Months Ended March 31,	2008	2007
Operating activities
Net income	$40,736	$42,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,792	35,358
Amortization of items charged to interest expense	3,159	3,251
Loss on sale of fixed assets	112	923
Loss (earnings) from joint venture	759	(40)
Deferred income taxes	3,461	3,161
Charge for stock compensation	4,145	6,598
(Increase) decrease, net of businesses acquired
Accounts receivable	(3,645)	8,754
Insurance receivable	—	100,000
Prepaid expenses and other current assets	3,692	6,865
Other assets	(6,828)	(706)
(Decrease) increase, net of businesses acquired
Accounts payable	(3,021)	(20,584)
Accrued expenses	(30,912)	(44,251)
Accrued interest	(1,720)	(2,111)
Accrued salaries and wages	(3,028)	(7,760)
Gaming, pari-mutuel, property and other taxes	11,078	11,318
Income taxes payable	23,230	19,465
Other current and noncurrent liabilities	(1,349)	4,259
Other noncurrent tax liabilities	6,971	1,298
Net cash provided by operating activities	86,632	168,739
Investing activities
Expenditures for property and equipment	(120,390)	(74,185)
Proceeds from sale of property and equipment	179	802
Acquisition of businesses and licenses, net of cash acquired	(266)	(51,112)
Net cash used in investing activities	(120,477)	(124,495)
Financing activities
Proceeds from exercise of options	745	4,962
Proceeds from issuance of long-term debt	88,000	113,000
Principal payments on long-term debt	(53,708)	(149,451)
Payments on insurance financing	(8,061)	(14,214)
Tax benefit from stock options exercised	396	3,766
Net cash provided by (used in) financing activities	27,372	(41,937)
Effect of exchange rate fluctuations on cash	—	—
Net (decrease) increase in cash and cash equivalents	(6,473)	2,307
Cash and cash equivalents at beginning of year	174,372	168,515
Cash and cash equivalents at end of period	$167,899	$170,822

Supplemental disclosure
Interest expense paid	$50,248	$49,836
Income taxes paid	$3,586	$11,309

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2007 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.  Merger Announcement

On June 15, 2007, the Company announced that it had entered into a merger agreement that, at the effective time of the transactions contemplated thereby, would result in the Company’s shareholders receiving $67.00 per share. Specifically, the Company, PNG Acquisition Company Inc. (“Parent”) and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), announced that they had entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the “Merger Agreement”), that provides, among other things, for Merger Sub to be merged with and into the Company (the “Merger”), as a result of which the Company will continue as the surviving corporation and will become a wholly-owned subsidiary of Parent. Parent is indirectly owned by certain funds (the “Funds”) managed by affiliates of Fortress Investment Group LLC (“Fortress”) and Centerbridge Partners, L.P. (“Centerbridge”).

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

The Merger Agreement provided that, upon termination under specified circumstances generally related to a competing acquisition proposal, the Company would be required to pay a termination fee of up to $200 million to Parent and, under certain circumstances if the Company’s shareholders did not approve the Merger, the Company would be required to reimburse Parent for an aggregate amount not to exceed $17.5 million for transaction expenses incurred by Parent and its affiliates. Since the shareholder vote has been obtained, the Company is unable to solicit, or terminate the Merger Agreement to accept, any third-party acquisition proposals.  The Company’s reimbursement of Parent’s expenses would reduce the amount of any required termination fee that becomes payable by the Company. The Merger Agreement further provides that, upon termination under specified circumstances related to, among other things, Parent’s breach of the Merger Agreement, the failure to obtain financing or failure to obtain regulatory approval, Parent would be required to pay the Company a termination fee of $200 million. Affiliates of the Funds have agreed to fund Parent in the amount of the termination fee in the event it becomes payable.

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

On December 12, 2007, the Company’s shareholders approved the Merger Agreement. Based upon the tally of shares voted, with 81.6% of the Company’s outstanding shares voting, 99.3% of the shares were voted in favor of the transaction. The Company is seeking to complete the transaction late in the second quarter of 2008. The timing of any closing is subject to obtaining certain regulatory approvals and satisfying other customary closing conditions.

On December 26, 2007, the Company entered into a Change in Control Payment Acknowledgement and Agreement (the “Acknowledgement and Agreement”) with certain members of its management team. Pursuant to the Acknowledgement and Agreement, a portion of the payment due on a change in control to such executives was accelerated and paid on or before December 31, 2007. The Acknowledgement and Agreements were entered into as part of actions taken to reduce the amount of “gross-up” payments pertaining to federal excise taxes that may have otherwise been owed to such executives under the terms of their existing employment agreements in connection with the change in control payments due upon the consummation of the Merger. The accelerated change in control payments, which are subject to repayment in the event the Merger is terminated pursuant to the terms of the Merger Agreement or the closing of the Merger otherwise fails to occur or if the executive’s employment with the Company is terminated prior to the effective date of the Merger under circumstances where the executive is not entitled to receive the remainder of his change in control payment under the terms of his employment agreement, are included in prepaid expenses and other current assets within the consolidated balance sheet at March 31, 2008.

3.  Summary of Significant Accounting Policies

Revenue Recognition and Promotional Allowances

Gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Base jackpots are charged to revenue when established. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase.

Revenue from the management service contract for Casino Rama is based upon contracted terms, and is recognized when services are performed.

Food, beverage and other revenue, including racing revenue, is recognized as services are performed. Racing revenue includes the Company’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, its share of wagering from import and export simulcasting, and its share of wagering from its off-track wagering facilities.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three months ended March 31, 2008 and 2007 are as follows:

Three Months Ended March 31,	2008	2007
	(in thousands)
Rooms	$4,153	$3,256
Food and beverage	25,097	24,972
Other	3,402	1,851
Total promotional allowances	$32,652	$30,079

The estimated cost of providing such complimentary services for the three months ended March 31, 2008 and 2007 are as follows:

Three Months Ended March 31,	2008	2007
	(in thousands)
Rooms	$1,727	$1,623
Food and beverage	17,898	16,555
Other	1,414	1,055
Total cost of complimentary services	$21,039	$19,233

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS. Options to purchase 1,409,000 and 1,757,431 shares were outstanding during the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because they are antidilutive.

Three Months Ended March 31,	2008	2007
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	86,523	84,890
Assumed conversion of dilutive stock options	2,286	2,582
Diluted weighted-average common shares outstanding	88,809	87,472

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), issued by the Financial Accounting Standards Board (“FASB”). SFAS 123(R) requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

The Company elected the modified prospective application method for adoption, which results in the recognition of compensation expense using the provisions of SFAS 123(R) for all share-based awards granted or modified after December 31, 2005, and the recognition of compensation expense using the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, with the exception of the method of recognizing forfeitures, for all unvested awards outstanding at the date of adoption.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 4.72 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994, and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at March 31, 2008 and 2007:

Three Months Ended March 31,	2008	2007

Risk-free interest rate	2.73%	4.84%
Expected volatility	35.77%	38.72%
Dividend yield	—	—

Weighted-average expected life (years)	4.72	4.24
Forfeiture rate	4.00%	4.00%

4.  New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities.  Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently determining the impact of SFAS 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently determining the impact of SFAS 141(R) on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115” (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements.  In February 2008, the FASB amended SFAS 157 through the issuance of FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1, which was effective upon the initial adoption of SFAS 157, amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2008.

The January 1, 2008 adoption did not have a significant impact on the Company. The Company will apply SFAS 157, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently determining the impact of applying SFAS 157, as amended, to these items. See Note 11 for further information regarding the adoption of SFAS 157.

5.  Acquisitions

Sanford-Orlando Kennel Club

On October 17, 2007, pursuant to the Asset Purchase Agreement dated July 5, 2007, the Company completed the purchase of Sanford-Orlando Kennel Club in Longwood, Florida from Sanford-Orlando Kennel Club, Inc. and Collins and Collins. In connection with the purchase, the Company also secured a right of first refusal with respect to a majority stake in the Sarasota Kennel Club in Sarasota, Florida. The purchase price for the Sanford-Orlando Kennel Club provides for additional consideration to be paid by the Company based upon certain future regulatory developments. Located on approximately 26 acres in Longwood, Florida, the Sanford-Orlando Kennel Club features year-round greyhound racing, a simulcast wagering facility, a clubhouse lounge and two dining areas. The results of the Sanford-Orlando Kennel Club have been included in the Company’s consolidated financial statements since the acquisition date.

Black Gold Casino at Zia Park

On April 16, 2007, pursuant to the Asset Purchase Agreement dated November 7, 2006 among Zia Partners, LLC (“Zia”), Zia Park LLC (the “Buyer”), a wholly-owned subsidiary of Penn, and (solely with respect to specified sections thereof which relate to the Company’s guarantee of the Buyer’s payment and performance) Penn, the Buyer completed the acquisition of Black Gold Casino at Zia Park and all related assets of Zia. Penn funded this purchase with additional borrowings under its existing $750 million revolving credit facility. The Company accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations”. As a result of the acquisition, the Company recorded goodwill of $144.1 million and other intangible assets of $4.6 million, both of which are subject to a final purchase price allocation. The results of the Black Gold Casino at Zia Park have been included in the Company’s consolidated financial statements since the acquisition date.

6.  Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)

Land and improvements	$201,647	$188,379
Building and improvements	1,175,208	998,910
Furniture, fixtures, and equipment	564,602	503,969
Leasehold improvements	17,452	16,145
Construction in progress	248,942	423,209
Total property and equipment	2,207,851	2,130,612
Less accumulated depreciation and amortization	(474,783)	(442,219)
Property and equipment, net	$1,733,068	$1,688,393

Depreciation and amortization expense, for property and equipment, totaled $37.8 million and $33.6 million for the three months ended March 31, 2008 and 2007, respectively. Interest capitalized in connection with major construction projects was $5.1 million and $3.1 million for the three months ended March 31, 2008 and 2007, respectively.

7.  Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets had a gross carrying value of $2.8 billion at March 31, 2008 and December 31, 2007, and accumulated amortization of $29.0 million and $27.0 million at March 31, 2008 and December 31, 2007, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at March 31, 2008 and December 31, 2007:

	March 31, 2008			December 31, 2007
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Goodwill	$2,012,330	$—	$2,012,330	$2,013,139	$—	$2,013,139
Gaming license, racing permit and trademark intangible assets	755,166	—	755,166	755,166	—	755,166
Other intangible assets	49,316	28,989	20,327	49,316	27,041	22,275
Total	$2,816,812	$28,989	$2,787,823	$2,817,621	$27,041	$2,790,580

The Company’s intangible asset amortization expense was $2.0 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at March 31, 2008 (in thousands):

2008 (9 months)	$5,678
2009	6,626
2010	5,757
2011	2,080
2012	186
Thereafter	—
Total	$20,327

8.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)

Senior secured credit facility	$2,531,250	$2,496,625
$200 million 6 7/8% senior subordinated notes	200,000	200,000
$250 million 6 ¾% senior subordinated notes	250,000	250,000
Other long-term obligations	20,158	19,810
Capital leases	8,155	8,487
	3,009,563	2,974,922
Less current maturities of long-term debt	(97,629)	(93,452)
	$2,911,934	$2,881,470

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2008 (in thousands):

Within one year	$97,629
1-3 years	847,490
3-5 years	1,812,544
Over 5 years	251,900
Total minimum payments	$3,009,563

At March 31, 2008, the Company was contingently obligated under letters of credit issued pursuant to the $2.725 billion senior secured credit facility with face amounts aggregating $35.2 million.

Senior Secured Credit Facility

The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $630.0 million was drawn at March 31, 2008), a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility.

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

In accordance with the terms of its $2.725 billion senior secured credit facility, the Company was required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the senior secured credit facility. On October 25, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. On April 6, 2006, the Company entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. On September 5, 2007, the Company entered into two interest rate swap contracts with terms of nine months and notional amounts of $197 million and $181 million, for a total of $378 million, and fixed interest rates of 5.01%. Under all of these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of March 31, 2008, the applicable 90-day LIBOR rate was 3.24% for the $960 million swaps, 3.13% for the $300 million swaps, 2.80% for the $197 million swap, and 3.95% for the $181 million swap. On December 19, 2007, the Company entered into three monthly interest rate swap contracts, each with notional amounts of $146.25 million and fixed interest rates of 4.97% effective December 31, 2007, 4.47% effective January 31, 2008 and 4.40% effective February 29, 2008. Under these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 30-day LIBOR rate. The $146.25 million swap matured on March 31, 2008.

Covenants

At March 31, 2008, the Company was in compliance with all required financial covenants.

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

In November 2005, Capital Seven, LLC and Shawn A. Scott (collectively, “Capital Seven”), the sellers of Bangor Historic Track, Inc. (“BHT”), filed a demand for arbitration with the American Arbitration Association seeking $30 million plus interest and other damages. Capital Seven alleged a breach of contract by the Company based on the Company’s payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price Capital Seven claims is due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on the Company’s operations, and currently are disputing the effective tax rate. Pursuant to the dispute resolution procedures, the Company deposited $30 million in escrow, pending a resolution. This amount is included in other assets within the consolidated balance sheets at March 31, 2008 and December 31, 2007.  An arbitration was held in April 2008. Post-arbitration briefs will be filed in June 2008 and oral arguments will be scheduled thereafter. A decision is expected approximately thirty to sixty days after the oral arguments are held.

In conjunction with the Company’s acquisition of Argosy Gaming Company (“Argosy”) in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated over eight years ago related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost gaming revenues that the plaintiff contended it could have earned if the gaming license had been properly issued to the plaintiff. On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys’ fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys’ fees, costs and interest. The Company has established an appropriate reserve and has bonded the judgment pending its appeal. Both the plaintiff and the Company have appealed the judgment to the First

Circuit Court of Appeals in Louisiana. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights.

In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge during the three months ended June 30, 2006 into a protest fund which accrues interest during the pendency of the lawsuit. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora will continue paying the 3% tax surcharge into the protest fund until a final order has been entered in the case. The State of Illinois has appealed the ruling to the Illinois Supreme Court, and oral arguments were heard in November 2007. The Company anticipates that a ruling on the appeal will be made in the next several months.

In August 2007, a complaint was filed on behalf of a putative class of public shareholders of the Company, and derivatively on behalf of the Company, in the Court of Common Pleas of Berks County, Pennsylvania (the “Complaint”). The Complaint names the Company’s Board of Directors as defendants and the Company as a nominal defendant. The Complaint alleges, among other things, that the Board of Directors breached their fiduciary duties by agreeing to the proposed transaction with Fortress and Centerbridge for inadequate consideration, that certain members of the Board of Directors have conflicts with regard to the Merger, and that the Company and its Board of Directors have failed to disclose certain material information with regard to the Merger. The Complaint seeks, among other things, a court order: determining that the action is properly maintained as a class action and a derivative action; enjoining the Company and its Board of Directors from consummating the proposed Merger; and awarding the payment of attorneys’ fees and expenses. The Company and the plaintiff have reached a tentative settlement in which the Company agreed to pay certain attorneys’ fees and to make certain disclosures regarding the events leading up to the transaction with Fortress and Centerbridge in the proxy statement sent to shareholders in November 2007. Final settlement is contingent upon court approval and consummation of the transaction with Fortress and Centerbridge.

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $6.8 million and $8.1 million for the three months ended March 31, 2008 and 2007, respectively.

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

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at March 31, 2008 are as follows (in thousands):

Within one year	$8,107
1-3 years	10,738
3-5 years	8,176
Over 5 years	26,228
Total	$53,249

Capital Expenditure Commitments

At March 31, 2008, the Company is contractually committed to spend approximately $102.7 million in capital expenditures for projects in progress.

10.  Subsidiary Guarantors

Under the terms of the $2.725 billion senior secured credit facility, all of Penn’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets, excluding intercompany balances, of $42.3 million (approximately 0.8% of total assets at March 31, 2008). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn’s subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three months ended, March 31, 2008. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three months ended, March 31, 2008 and 2007, as Penn had no significant independent assets and no independent operations at, and for the three months ended, March 31, 2008, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

Under the terms of the $200 million 6 7/8% senior subordinated notes, all of Penn’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets, excluding intercompany balances, of $13.8 million (approximately 0.3% of total assets at March 31, 2008). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn’s subsidiaries under the terms of the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three months ended, March 31, 2008. There are no significant restrictions within the $200 million 6 7/8% senior subordinated notes on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the $200 million 6 7/8% senior subordinated notes, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three months ended, March 31, 2008 and 2007, as Penn had no significant independent assets and no independent operations at, and for the three months ended, March 31, 2008, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

11.  Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for certain balance sheet items. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy are described below:

•                  Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities

•                  Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at March 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$54,496	$—	$54,496

Total	$—	$54,496	$—	$54,496

The interest rate swaps are included in accrued interest within the consolidated balance sheet at March 31, 2008.

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

We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, including the acquisitions of Hollywood Casino Corporation in March 2003, Argosy Gaming Company (“Argosy”) in October 2005, Black Gold Casino at Zia Park in April 2007, and Sanford-Orlando Kennel Club in October 2007.

On June 15, 2007, we announced that we had entered into a merger agreement that, at the effective time of the transactions contemplated thereby, would result in our shareholders receiving $67.00 per share. Specifically, we, PNG Acquisition Company Inc. (“Parent”) and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), announced that we entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the “Merger Agreement”), that provides, among other things, for Merger Sub to be merged with and into us (the “Merger”), as a result of which we will continue as the surviving corporation and will become a wholly-owned subsidiary of Parent. Parent is indirectly owned by certain funds (the “Funds”) managed by affiliates of Fortress Investment Group LLC (“Fortress”) and Centerbridge Partners, L.P. (“Centerbridge”). On December 12, 2007, our shareholders approved the Merger Agreement. Based upon the tally of shares voted, with 81.6% of our outstanding shares voting, 99.3% of the shares were voted in favor of the transaction. We are seeking to complete the transaction late in the second quarter of 2008. The timing of any closing is subject to obtaining certain regulatory approvals and satisfying other customary closing conditions.

The vast majority of our revenues is gaming revenue, derived primarily from gaming on slot machines and, to a lesser extent, table games. Other revenues are derived from our management service fee from Casino Rama, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities (“OTWs”).

We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties, particularly in attractive regional markets.

Key performance indicators related to gaming revenue are slot handle (volume indicator), table game drop (volume indicator) and “win” or “hold” percentages. Our typical property slot win percentage is in the range of 6% to 10% of slot handle, and our typical table game win percentage is in the range of 15% to 25% of table game drop.

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

Executive Summary

Factors affecting our results for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, included the opening of the casino at Hollywood Casino at Penn National Race Course, the acquisition of Black Gold Casino at Zia Park and Sanford-Orlando Kennel Club, the opening of the Argosy Casino Riverside hotel, and lower insurance costs.  These increases were partially offset by decreases in net revenues at Empress Casino Hotel, Hollywood Casino Aurora and Argosy Casino Alton, pre-opening costs related to the casino at Hollywood Casino at Penn National Race Course and the soon-to-be-opened permanent Hollywood Slots at Bangor facility, which will be called the Hollywood Slots Hotel and Raceway, as well as decreases due to current economic conditions.

Recent Highlights:

•                  Net revenues increased $17.2 million, or 2.9%, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to the opening of the casino at Hollywood Casino at Penn National Race Course, the acquisition of Black Gold Casino at Zia Park and Sanford-Orlando Kennel Club, and the opening of the Argosy Casino Riverside hotel.  These increases were partially offset by decreases in net revenues at Empress Casino Hotel, Hollywood Casino Aurora and Argosy Casino Alton, which were primarily due to competitive pressures and the impact of the Illinois smoking ban that became effective on January 1, 2008, as well as decreases due to current economic conditions.

•                  On February 12, 2008, we opened the casino at Hollywood Casino at Penn National Race Course, which included, upon opening, 2,020 slot machines, a five-story garage, an innovative, multi-media Hollywood design theme and bars and restaurants ranging from casual dining to higher-end fare. The facility has capacity for 980 additional gaming devices, and we plan to add additional slots and construct a buffet in the near-term.

Other Developments:

•                  On April 17, 2008, we announced that we had received approval from the Mississippi Gaming Commission for our pending Merger.

•                  On April 16, 2008, we announced that we had received approvals from the Pennsylvania State Horse Racing Commission (subject to the completion of a suitability investigation being conducted by the Pennsylvania Gaming Control Board) and the New Mexico Racing Commission for our pending Merger.

•                  On April 15, 2008, we announced that we had received approval from the New Mexico Gaming Control Board, subject to several customary conditions, for our pending Merger.

•                  On March 20, 2008, we announced that we had received approval from the West Virginia Lottery Commission for our pending Merger. The transaction remains under review by the West Virginia Racing Commission.

•                  On February 19, 2008, the Illinois Gaming Board resolved to allow us to retain the Empress Casino Hotel. As a result of this decision, we plan to invest $50 million in the facility, in order to improve its competitive position in the market. Previously, in connection with our acquisition of Argosy, we entered into an agreement with the Illinois Gaming Board in which we agreed, in part, to enter into an agreement to divest the Empress Casino Hotel by December 31, 2006, which date was later extended to June 30, 2008, subject to us having the right to request that the Illinois Gaming Board review and reconsider the terms of the agreement.

•                  On February 6, 2008, we announced that we named Timothy J. Wilmott to the position of President and Chief Operating Officer.

•                  On February 6, 2008, the New Jersey Racing Commission approved our pending Merger, subject to several customary conditions.

•                  On December 12, 2007, we announced that we received the unanimous endorsement of the Sumner County Commissioners for our proposed destination resort in Wellington, Kansas. We secured one of two endorsements from the Sumner County Commissioners, which is a prerequisite in negotiating for, and ultimately securing, a state lottery gaming facility management contract. Sumner County is in the South Central Gaming Zone, one of four areas of the state where gaming is authorized under the new Kansas Expanded Lottery Act (“KELA”). The pursuit of this opportunity is subject to approval from Parent, pursuant to the Merger Agreement.

•                  On August 31, 2007, we filed a license application with the Kansas Lottery Commission to be considered as a Lottery Gaming Facility Manager at a destination casino resort in Cherokee County. Cherokee County is within the Southeast Gaming Zone, one of four areas of the state where gaming is authorized under the new KELA. We previously earned an exclusive endorsement from the Cherokee County Commissioners and executed a pre-development agreement with the host community. On May 5, 2008, the Kansas Lottery Commission approved our subsidiary’s contract to act as a Lottery Gaming Facility Manager in Cherokee County. The contract will now be sent to the Kansas Lottery Gaming Facility Review Board for their consideration. On August 23, 2007 an action was filed by the Kansas Attorney General challenging the constitutionality of KELA. The challenge is based on the prohibition in the Kansas constitution of all lotteries except those owned by the State of Kansas. On February 1, 2008, the

Shawnee County District Court upheld the constitutionality of KELA. The Attorney General is appealing the ruling to the Kansas Supreme Court. The pursuit of this opportunity is subject to approval from Parent, pursuant to the Merger Agreement.

•                  In June 2007, we renewed our first layer of property insurance coverage in the amount of $200 million. The $200 million coverage, which is effective from August 8, 2007 through December 31, 2010, is on an “all risk” basis, including, but not limited to, coverage for “named windstorms,” floods and earthquakes. Also, we purchased an additional $400 million of “all risk” coverage that is subject to certain exclusions including, among others, exclusions for “named windstorms,” floods and earthquakes. The additional $400 million coverage is effective from August 8, 2007 through June 1, 2008. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils. Both layers are subject to specific policy terms, conditions and exclusions. The premium for the new property insurance coverage is expected to be $8.2 million less, from August 8, 2007 until August 7, 2008, than it was from August 8, 2006 until August 7, 2007.

•                  On June 15, 2007, we announced that we entered into a Merger Agreement that, at the effective time of the transactions contemplated thereby, would result in our shareholders receiving $67.00 per share. Specifically, we, Parent and Merger Sub, announced that we entered into a Merger Agreement that provides, among other things, for the Merger, as a result of which we will continue as the surviving corporation and will become a wholly-owned subsidiary of Parent. Parent is indirectly owned by the Funds. On December 12, 2007, our shareholders approved the Merger Agreement. Based upon the tally of shares voted, with 81.6% of our outstanding shares voting, 99.3% of the shares were voted in favor of the transaction. We are seeking to complete the transaction late in the second quarter of 2008. The timing of any closing is subject to obtaining certain regulatory approvals and satisfying other customary closing conditions.

•                  In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge during the three months ended June 30, 2006 into a protest fund which accrues interest during the pendency of the lawsuit, and have subsequently expensed approximately $27.9 million in incremental tax, including $3.2 million during the three months ended March 31, 2008. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora will continue paying the 3% tax surcharge into the protest fund until a final order has been entered in the case. The State of Illinois has appealed the ruling to the Illinois Supreme Court, and oral arguments were heard in November 2007. We anticipate that a ruling on the appeal will be made in the next several months.

•                  We are continuing to build and develop several of our properties, including Charles Town Entertainment Complex, Hollywood Casino at Penn National Race Course, the permanent Hollywood Slots at Bangor facility, which will be called the Hollywood Slots Hotel and Raceway, and Argosy Casino Lawrenceburg. Additional information regarding our capital projects is discussed in detail in the section entitled “Liquidity and Capital Resources—Capital Expenditures” below. Our ability to take certain actions, including those relating to capital expenditures, is subject to the terms and conditions of the Merger Agreement.

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

Long-lived assets

At March 31, 2008, we had a net property and equipment balance of $1,733.1 million within the consolidated balance sheet, representing 35% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

At March 31, 2008, we had $2,012.3 million in goodwill and $775.5 million in other intangible assets within the consolidated balance sheet, representing 40% and 15% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions and projections for future operations. Goodwill is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, issued by the Financial Accounting Standards Board (“FASB”), we consider our gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized. The annual evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109, on January 1, 2007. FIN 48 created a single model to address uncertainty in tax positions, and clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, we recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at March 31, 2008.

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

•                  The ongoing successful expansion and revenue gains at Charles Town Entertainment Complex, Argosy Casino Lawrenceburg, Hollywood Casino at Penn National Race Course and Hollywood Slots at Bangor.

•                  The successful execution of the development and construction activities currently underway at a number of our facilities, as well as the risks associated with the costs, regulatory approval and the timing for these activities.

•                  The risks related to current economic conditions.

The results of operations for the three months ended March 31, 2008 and 2007 are summarized below:

Three Months Ended March 31,	2008	2007
	(in thousands)
Revenues:
Gaming	$560,636	$549,093
Management service fee	3,985	3,474
Food, beverage and other	81,525	73,770
Gross revenues	646,146	626,337
Less promotional allowances	(32,652)	(30,079)
Net revenues	613,494	596,258

Operating expenses:
Gaming	293,247	284,291
Food, beverage and other	64,004	58,330
General and administrative	97,892	93,499
Depreciation and amortization	39,792	35,358
Total operating expenses	494,935	471,478
Income from operations	$118,559	$124,780

The results of operations by property for the three months ended March 31, 2008 and 2007 are summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended March 31,	2008	2007	2008	2007
	(in thousands)

Charles Town Entertainment Complex	$122,512	$119,596	$29,645	$30,723
Argosy Casino Lawrenceburg	118,244	121,858	34,889	37,414
Hollywood Casino Aurora	53,626	64,500	14,072	18,332
Empress Casino Hotel	44,644	59,613	6,380	10,601
Argosy Casino Riverside	46,801	41,715	12,353	10,007
Hollywood Casino Baton Rouge	34,766	34,881	11,986	12,587
Argosy Casino Alton	22,697	30,863	3,607	6,756
Hollywood Casino Tunica	24,562	26,596	4,556	5,004
Hollywood Casino Bay St. Louis	25,441	23,484	2,161	1,239
Argosy Casino Sioux City	14,271	14,117	3,736	3,522
Boomtown Biloxi	20,648	24,067	4,090	5,558
Hollywood Slots at Bangor	10,700	10,976	1,774	2,058
Bullwhackers	5,744	7,131	(459)	136
Black Gold Casino at Zia Park (1)	21,915	—	7,129	—
Casino Rama management service contract	3,985	3,474	3,595	3,188
Hollywood Casino at Penn National Race Course (2)	39,449	11,854	(1,379)	(2,115)
Raceway Park	1,587	1,533	(303)	(247)
Sanford-Orlando Kennel Club (3)	1,902	—	91	—
Earnings from Pennwood Racing, Inc.	—	—	—	—
Corporate overhead	—	—	(19,364)	(19,983)
Total	$613,494	$596,258	$118,559	$124,780

(1)                                Reflects results since the April 16, 2007 acquisition effective date.

(2)                                Hollywood Casino at Penn National Race Course includes the results of our Pennsylvania casino that opened on February 12, 2008, as well as the Penn National Race Course and four OTWs.

(3)                                Reflects results since the October 17, 2007 acquisition effective date.

Revenues

Revenues for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

				Percentage
Three Months Ended March 31,	2008	2007	Variance	Variance
Gaming	$560,636	$549,093	$11,543	2.1%
Management service fee	3,985	3,474	511	14.7%
Food, beverage and other	81,525	73,770	7,755	10.5%
Gross revenues	646,146	626,337	19,809	3.2%
Less promotional allowances	(32,652)	(30,079)	(2,573)	8.6%
Net revenues	$613,494	$596,258	$17,236	2.9%

Gaming revenue

Gaming revenue increased by $11.5 million, or 2.1%, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to the opening of the casino at Hollywood Casino at Penn National Race Course and the acquisition of Black Gold Casino at Zia Park, both of which were partially offset by decreases at Empress Casino Hotel, Hollywood Casino Aurora, Argosy Casino Alton and Boomtown Biloxi.

Gaming revenue at Hollywood Casino at Penn National Race Course, which opened its casino on February 12, 2008, was $26.5 million for the three months ended March 31, 2008.

Gaming revenue at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, was $20.6 million for the three months ended March 31, 2008.

Gaming revenue at Empress Casino Hotel decreased by $14.8 million for the three months ended March 31, 2008, primarily due to continued competitive pressures and the impact of the Illinois smoking ban that became effective on January 1, 2008.

Gaming revenue at Hollywood Casino Aurora decreased by $10.7 million for the three months ended March 31, 2008, primarily due to the impact of the Illinois smoking ban that became effective on January 1, 2008.

Gaming revenue at Argosy Casino Alton decreased by $8.0 million for the three months ended March 31, 2008, primarily due to new competition in the region and the impact of the Illinois smoking ban that became effective on January 1, 2008.

Gaming revenue at Boomtown Biloxi decreased by $3.1 million for the three months ended March 31, 2008, primarily due to competitive pressures.

Food, beverage and other revenue

Food, beverage and other revenue increased by $7.8 million, or 10.5%, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to the opening of the Argosy Casino Riverside hotel, the opening of the casino at Hollywood Casino at Penn National Race Course, and the acquisition of Sanford-Orlando Kennel Club and Black Gold Casino at Zia Park.

Food, beverage and other revenue at Argosy Casino Riverside increased by $2.4 million for the three months ended March 31, 2008, primarily due to the opening of its hotel to the public in April 2007.

Food, beverage and other revenue at Hollywood Casino at Penn National Race Course increased by $2.3 million for the three months ended March 31, 2008, as the casino opened on February 12, 2008.

Food, beverage and other revenue at Sanford-Orlando Kennel Club, which we acquired in mid-October 2007, was $1.9 million for the three months ended March 31, 2008.

Food, beverage and other revenue at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, was $1.4 million for the three months ended March 31, 2008.

Promotional allowances

Promotional allowances increased by $2.6 million, or 8.6%, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to the opening of the casino at Hollywood Casino at Penn National Race Course and the opening of the Argosy Casino Riverside hotel.

Promotional allowances at Hollywood Casino at Penn National Race Course increased by $1.3 million for the three months ended March 31, 2008, as the casino opened on February 12, 2008.

Promotional allowances at Argosy Casino Riverside increased by $0.9 million for the three months ended March 31, 2008, primarily due to the opening of its hotel to the public in April 2007 and gaming revenue growth.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

				Percentage
Three Months Ended March 31,	2008	2007	Variance	Variance
Gaming	$293,247	$284,291	$8,956	3.2%
Food, beverage and other	64,004	58,330	5,674	9.7%
General and administrative	97,892	93,499	4,393	4.7%
Depreciation and amortization	39,792	35,358	4,434	12.5%
Total operating expenses	$494,935	$471,478	$23,457	5.0%

Gaming expense

Gaming expense increased by $9.0 million, or 3.2%, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to the opening of the casino at Hollywood Casino at Penn National Race Course and the acquisition of Black Gold Casino at Zia Park, both of which were partially offset by decreases at Empress Casino Hotel, Hollywood Casino Aurora and Argosy Casino Alton.

Gaming expense at Hollywood Casino at Penn National Race Course, which opened its casino on February 12, 2008, was $18.6 million for the three months ended March 31, 2008.

Gaming expense at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, was $10.9 million for the three months ended March 31, 2008.

Gaming expense at Empress Casino Hotel decreased by $10.8 million for the three months ended March 31, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and a decrease in marketing expenses.

Gaming expense at Hollywood Casino Aurora decreased by $5.7 million for the three months ended March 31, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Argosy Casino Alton decreased by $4.3 million for the three months ended March 31, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Food, beverage and other expense

Food, beverage and other expense increased by $5.7 million, or 9.7%, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to the opening of the casino at Hollywood Casino at

Penn National Race Course, the acquisition of Sanford-Orlando Kennel Club and the opening of the Argosy Casino Riverside hotel.

Food, beverage and other expense at Hollywood Casino at Penn National Race Course increased by $2.1 million for the three months ended March 31, 2008, as the casino opened on February 12, 2008.

Food, beverage and other expense at Sanford-Orlando Kennel Club, which we acquired in mid-October 2007, was $1.8 million for the three months ended March 31, 2008.

Food, beverage and other expense at Argosy Casino Riverside increased by $0.9 million for the three months ended March 31, 2008, primarily due to the opening of its hotel to the public in April 2007.

General and administrative expense

General and administrative expense increased by $4.4 million, or 4.7%, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to the opening of the casino at Hollywood Casino at Penn National Race Course and the acquisition of Black Gold Casino at Zia Park, both of which were partially offset by a decrease in corporate overhead expense. General and administrative expense at the properties includes expenses such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit.

General and administrative expense at Hollywood Casino at Penn National Race Course increased by $3.6 million for the three months ended March 31, 2008, as the casino opened on February 12, 2008.

General and administrative expense at Black Gold Casino at Zia Park, which we acquired in mid-April, was $2.4 million for the three months ended March 31, 2008.

Corporate overhead expense decreased by $1.5 million for the three months ended March 31, 2008, primarily due to the costs incurred relating to the expensing of equity-based compensation awards as required under SFAS No. 123 (revised 2004), “Share-Based Payment” having decreased by $2.5 million, as fewer equity-based compensation awards were granted during the three months ended March 31, 2008 than the three months ended March 31, 2007.

Depreciation and amortization expense

Depreciation and amortization expense increased by $4.4 million, or 12.5%, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to the opening of the casino at Hollywood Casino at Penn National Race Course, the acquisition of Black Gold Casino at Zia Park and the opening of the Argosy Casino Riverside hotel.

Depreciation and amortization expense at Hollywood Casino at Penn National Race Course increased by $2.6 million for the three months ended March 31, 2008, as the casino opened on February 12, 2008.

Depreciation and amortization expense at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, was $1.2 million for the three months ended March 31, 2008.

Depreciation and amortization expense at Argosy Casino Riverside increased by $0.7 million for the three months ended March 31, 2008, primarily due to the opening of its hotel to the public in April 2007.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

				Percentage
Three Months Ended March 31,	2008	2007	Variance	Variance
Interest expense	$(47,215)	$(48,347)	$1,132	2.3%
Interest income	683	876	(193)	(22.0)%
(Loss) earnings from joint venture	(759)	40	(799)	(1,997.5)%
Other	1,458	(228)	1,686	739.5%
Total other expenses	$(45,833)	$(47,659)	$1,826	3.8%

Other

Other increased by $1.7 million, or 739.5%, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to currency translation gains that were recorded during the three months ended March 31, 2008.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $86.6 million and $168.7 million for the three months ended March 31, 2008 and 2007, respectively. Net cash provided by operating activities for the three months ended March 31, 2008 included net income of $40.7 million, non-cash reconciling items, such as depreciation, amortization and the charge for stock compensation of $51.4 million, partially offset by net changes in asset and liability accounts of $(5.5) million.

Net cash used in investing activities totaled $120.5 million and $124.5 million for the three months ended March 31, 2008 and 2007, respectively. Net cash used in investing activities for the three months ended March 31, 2008 included expenditures for property and equipment totaling $120.4 million and final purchase price adjustments for acquisition of businesses, such as Black Gold Casino at Zia Park and Sanford-Orlando Kennel Club, totaling $0.3 million, both of which were partially offset by proceeds from the sale of property and equipment totaling $0.2 million.

Net cash provided by (used in) financing activities totaled $27.4 million and $(41.9) million for the three months ended March 31, 2008 and 2007, respectively. Net cash provided by financing activities for the three months ended March 31, 2008 included proceeds from the exercise of stock options totaling $0.7 million, proceeds from the issuance of long-term debt of $88.0 million, and the tax benefit from stock options exercised totaling $0.4 million, all of which were partially offset by principal payments on long-term debt totaling $53.7 million and $8.1 million in payments on insurance financing.

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

The following table summarizes our expected capital project expenditures by property for the fiscal year ending December 31, 2008, and actual expenditures for the three months ended March 31, 2008:

Property	Expected for Year Ending December 31, 2008	Expenditures Through March 31, 2008	Balance to Expend in 2008
	(in millions)

Charles Town Entertainment Complex	$16.2	$3.7	$12.5
Hollywood Casino at Penn National Race Course	87.1	55.5	31.6
Hollywood Slots at Bangor	86.9	28.5	58.4
Argosy Casino Lawrenceburg	102.2	16.9	85.3
Other	69.0	0.2	68.8
Total	$361.4	$104.8	$256.6

Our next phase of development at Charles Town Entertainment Complex is the construction of a 153-room hotel.

On February 12, 2008, we opened the casino at Hollywood Casino at Penn National Race Course, which included, upon opening, 2,020 slot machines, a five-story garage, an innovative, multi-media Hollywood design theme and bars and restaurants ranging from casual dining to higher-end fare. The facility has capacity for 980 additional gaming devices, and we plan to add additional slots and construct a buffet in the future.

We are in the final stages of the construction of the permanent Hollywood Slots at Bangor facility, which will be called the Hollywood Slots Hotel and Raceway. The permanent facility will include a 1,500 slot facility (1,000 slot machines at opening), a 152-room hotel, a 1,500 space parking garage and several restaurants.

The expansion at Argosy Casino Lawrenceburg includes the addition of 1,450 parking spaces and 1,600 gaming positions, as well as enhanced amenities and a floor layout that will better facilitate customer flow.

During the three months ended March 31, 2008, we spent approximately $15.7 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines, slot machine equipment, and environmental work.

Cash generated from operations and cash available under the revolver portion of our $2.725 billion senior secured credit facility have funded our capital project and capital maintenance expenditures in 2008 to date.

Debt

Senior Secured Credit Facility

During the three months ended March 31, 2008, the senior secured credit facility increased by $34.6 million, primarily due to the issuance of long-term debt for items such as the payment for capital expenditures and the funding associated with the opening of the Hollywood Casino at Penn National Race Course, partially offset by principal payments on long-term debt.

6 7/8% Senior Subordinated Notes

On May 9, 2008, Merger Sub announced that it had commenced a cash tender offer and consent solicitation for any and all of our $200 million 6 7/8% senior subordinated notes. The tender offer and consent solicitation is being conducted in connection with the Merger Agreement and the obligation to accept for purchase and to pay for such notes is subject to the satisfaction or waiver of certain conditions, including the consummation of the Merger.

6 3/4% Senior Subordinated Notes

On May 9, 2008, Merger Sub announced that it had commenced a cash tender offer and consent solicitation for any and all of our $250 million 6 3/4% senior subordinated notes. The tender offer and consent solicitation is being conducted in connection with the Merger Agreement and the obligation to accept for purchase and to pay for such notes is subject to the satisfaction or waiver of certain conditions, including the consummation of the Merger.

Covenants

At March 31, 2008, we were in compliance with all required financial covenants. Our $2.725 billion senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios.  At March 31, 2008, we were in compliance with all required $2.725 billion senior secured credit facility financial covenants.  In the event that our pending Merger described in “Note 2: Merger Announcement” in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is not consummated by June 30, 2008, we may not meet one of our financial covenants in future quarters, specifically the maximum consolidated senior leverage ratio. In addition, in light of current economic conditions, our operating cash flow may decline and certain covenants in the Merger Agreement would prevent us, without the consent of Parent, from addressing this potential future non-compliance by issuing or otherwise obtaining subordinated debt and reducing the senior facility with the net proceeds.  This condition has arisen primarily because: (i) we have been financing our growth by borrowings under our existing revolving credit facility (for example, the purchase of Black Gold Casino at Zia Park), which is part of the senior indebtedness; (ii) periodic step downs in the applicable ratio provided for under the $2.725 billion senior secured credit facility; (iii) opening dates which have been later than anticipated at the time that the $2.725 billion senior secured credit facility was negotiated, for both Hollywood Casino at Penn National Race Course and the new parking garage at Argosy Casino Lawrenceburg; and (iv) our inability to issue subordinated debt in light of the pending Merger. The Merger Agreement does not permit us to incur any new indebtedness for borrowed money without the consent of Parent.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at March 31, 2008 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates at period-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each period-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve as of March 31, 2008.

	4/1/08 - 3/31/09	4/1/09 - 3/31/10	4/1/10 - 3/31/11	4/1/11 - 3/31/12	4/1/12 - 3/31/13	Thereafter	Total	Fair Value 3/31/08
	(in thousands)
Long-term debt:
Fixed rate	$5,707	$5,608	$5,502	$203,341	$—	$250,000	$470,158	$435,033
Average interest rate	7.00%	7.00%	7.00%	6.88%	—	6.75%

Variable rate	$89,625	$97,750	$735,875	$832,500	$775,500	$—	$2,531,250	$2,531,250
Average interest rate (1)	4.39%	4.79%	5.08%	5.55%	5.76%	—

Leases	$2,297	$1,703	$1,052	$1,125	$78	$1,900	$8,155	$8,155
Average interest rate	6.88%	6.42%	5.68%	5.67%	7.72%	7.72%

Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$811,000	$574,000	$300,000	$—	$—	$—	N/A	$(54,496)
Average pay rate	4.93%	5.02%	5.26%				N/A
Average receive rate (3)	2.84%	3.25%	3.58%				N/A

(1)                                  Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)                                  Notional amounts outstanding at each period-end.

(3)                                  Estimated rate, reflective of forward LIBOR.

In accordance with the terms of our $2.725 billion senior secured credit facility, we were required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the senior secured credit facility. On October 25, 2005, we entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. On April 6, 2006, we entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. On September 5, 2007, we entered into two interest rate swap contracts with terms of nine months and notional amounts of $197 million and $181 million, for a total of $378 million, and fixed interest rates of 5.01%. Under all of these contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of March 31, 2008, the applicable 90-day LIBOR rate was 3.24% for the $960 million swaps, 3.13% for the $300 million swaps, 2.80% for the $197 million swap, and 3.95% for the $181 million swap. On December 19, 2007, we entered into three monthly interest rate swap contracts, each with notional amounts of $146.25 million and fixed rates of 4.97% effective December 31, 2007, 4.47% effective January 31, 2008 and 4.40% effective February 29, 2008. Under these contracts, we pay a fixed interest rate against a variable interest rate based on the 30-day LIBOR rate. The $146.25 million swap matured on March 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in “Note 9: Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

May 12, 2008	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.