Form 10-Q
period 2008-06-30
PENN NATIONAL GAMING INC
filed 2008-08-11
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of August 1, 2008
Common Stock, par value $.01 per share	85,964,520 (includes 380,000 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from expectations. Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the termination of the previously announced acquisition of the Company by certain funds managed by affiliates of Fortress Investment Group LLC and Centerbridge Partners, L.P. (the “Termination”); that the conditions to closing the preferred stock purchase agreement are not satisfied or the issuance of the preferred stock otherwise fails to close; the outcome of legal proceedings which may be instituted against the Company in connection with the Termination; the passage of state, federal or local legislation that would expand, restrict, further tax, prevent or negatively impact (such as a smoking ban at any of our facilities) operations in the jurisdictions in which we do business; the activities of our competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; delays or changes to, or cancellations of, planned capital projects at our gaming and pari-mutuel facilities or an inability to achieve the expected returns from such projects; the existence of attractive acquisition candidates, the costs and risks involved in the pursuit of those acquisitions and our ability to integrate those acquisitions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; the effects of local and national economic, credit and capital market and energy conditions on the economy in general, and on the gaming and lodging industries in particular; construction factors, including delays, increased cost of labor and materials; changes in accounting standards; third-party relations and approvals; our dependence on key personnel; the impact of terrorism and other international hostilities; the availability and cost of financing; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission. We do not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$124,371	$174,372
Receivables, net of allowance for doubtful accounts of $3,381 and $3,241 at June 30, 2008 and December 31, 2007, respectively	54,681	56,427
Prepaid expenses and other current assets	93,403	52,825
Deferred income taxes	18,909	19,079
Total current assets	291,364	302,703

Property and equipment, net	1,773,886	1,688,393
Other assets
Investment in and advances to unconsolidated affiliate	15,114	15,548
Goodwill	2,013,454	2,013,139
Other intangible assets	771,723	777,441
Deferred financing costs, net of accumulated amortization of $33,301 and $27,680 at June 30, 2008 and December 31, 2007, respectively	40,523	46,144
Other assets	134,110	123,664
Total other assets	2,974,924	2,975,936
Total assets	$5,040,174	$4,967,032

Liabilities
Current liabilities
Current maturities of long-term debt	$101,811	$93,452
Accounts payable	44,966	28,581
Accrued expenses	94,376	163,579
Accrued interest	51,900	56,631
Accrued salaries and wages	56,891	54,149
Gaming, pari-mutuel, property, and other taxes	55,133	43,621
Income taxes payable	49,046	3,642
Insurance financing	490	16,515
Other current liabilities	43,614	33,704
Total current liabilities	498,227	493,874

Long-term liabilities
Long-term debt, net of current maturities	2,855,395	2,881,470
Deferred income taxes	390,079	385,089
Noncurrent tax liabilities	84,394	82,849
Other noncurrent liabilities	2,782	2,788
Total long-term liabilities	3,332,650	3,352,196

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 88,639,320 and 88,579,070 shares issued at June 30, 2008 and December 31, 2007, respectively)	887	887
Treasury stock (1,698,800 shares issued at June 30, 2008 and December 31, 2007)	(2,379)	(2,379)
Additional paid-in capital	333,495	322,760
Retained earnings	893,437	815,678
Accumulated other comprehensive loss	(16,143)	(15,984)
Total shareholders’ equity	1,209,297	1,120,962
Total liabilities and shareholders’ equity	$5,040,174	$4,967,032

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues
Gaming	$566,395	$570,281	$1,127,031	$1,119,374
Management service fee	4,694	4,341	8,679	7,815
Food, beverage and other	81,845	82,894	163,370	156,664
Gross revenues	652,934	657,516	1,299,080	1,283,853
Less promotional allowances	(32,348)	(32,272)	(65,000)	(62,351)
Net revenues	620,586	625,244	1,234,080	1,221,502

Operating expenses
Gaming	296,195	297,086	589,442	581,377
Food, beverage and other	67,515	63,123	131,519	121,453
General and administrative	98,103	98,993	195,995	192,492
Depreciation and amortization	45,182	37,622	84,974	72,980
Total operating expenses	506,995	496,824	1,001,930	968,302
Income from operations	113,591	128,420	232,150	253,200

Other income (expenses)
Interest expense	(44,536)	(51,302)	(91,751)	(99,649)
Interest income	553	1,289	1,236	2,165
(Loss) earnings from joint venture	(152)	325	(911)	365
Other	(574)	(5,476)	884	(5,704)
Total other expenses	(44,709)	(55,164)	(90,542)	(102,823)

Income from operations before income taxes	68,882	73,256	141,608	150,377
Taxes on income	31,859	34,957	63,849	69,137
Net income	$37,023	$38,299	$77,759	$81,240

Basic earnings per share	$0.43	$0.45	$0.90	$0.96
Diluted earnings per share	$0.42	$0.43	$0.88	$0.93

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2006	86,814,999	$868	$(2,379)	$251,943	$667,557	$3,174	$921,163
Stock option activity, including tax benefit of $4,861	598,396	6	—	24,063	—	—	24,069	$—
Restricted stock	(60,000)	—	—	975	—	—	975	—
Change in fair value of interest rate swap contracts, net of income taxes of $2,689	—	—	—	—	—	4,734	4,734	4,734
Foreign currency translation adjustment	—	—	—	—	—	293	293	293
Cumulative effect of adoption of FIN 48	—	—	—	—	(11,932)	—	(11,932)	—
Net income	—	—	—	—	81,240	—	81,240	81,240
Balance, June 30, 2007	87,353,395	$874	$(2,379)	$276,981	$736,865	$8,201	$1,020,542	$86,267

Balance, December 31, 2007	88,579,070	$887	$(2,379)	$322,760	$815,678	$(15,984)	$1,120,962
Stock option activity, including tax benefit of $414	60,250	—	—	9,755	—	—	9,755	$—
Restricted stock	—	—	—	980	—	—	980	—
Change in fair value of interest rate swap contracts, net of income taxes of $30	—	—	—	—	—	53	53	53
Foreign currency translation adjustment	—	—	—	—	—	(212)	(212)	(212)
Net income	—	—	—	—	77,759	—	77,759	77,759
Balance, June 30, 2008	88,639,320	$887	$(2,379)	$333,495	$893,437	$(16,143)	$1,209,297	$77,600

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Six Months Ended June 30,	2008	2007
Operating activities
Net income	$77,759	$81,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,974	72,980
Amortization of items charged to interest expense	6,325	6,511
Loss on sale of fixed assets	357	1,058
Loss (earnings) from joint venture	911	(365)
Deferred income taxes	5,534	4,433
Charge for stock compensation	9,528	12,854
Decrease (increase), net of businesses acquired
Accounts receivable	1,746	13,022
Insurance receivable	—	100,000
Prepaid expenses and other current assets	(41,147)	28,173
Other assets	(10,686)	(6,348)
Increase (decrease), net of businesses acquired
Accounts payable	857	(25,687)
Accrued expenses	(23,270)	(35,102)
Accrued interest	(4,648)	1,626
Accrued salaries and wages	2,742	(4,883)
Gaming, pari-mutuel, property and other taxes	11,512	4,586
Income taxes payable	45,404	13,916
Other current and noncurrent liabilities	9,904	6,637
Other noncurrent tax liabilities	1,808	2,246
Net cash provided by operating activities	179,610	276,897
Investing activities
Expenditures for property and equipment	(196,604)	(155,102)
Proceeds from sale of property and equipment	581	13,881
Acquisition of businesses and licenses, net of cash acquired	(351)	(252,977)
Net cash used in investing activities	(196,374)	(394,198)
Financing activities
Proceeds from exercise of options	794	7,329
Proceeds from issuance of long-term debt	118,000	307,000
Principal payments on long-term debt	(136,420)	(191,888)
Payments on insurance financing	(16,025)	(18,922)
Tax benefit from stock options exercised	414	4,861
Net cash (used in) provided by financing activities	(33,237)	108,380
Net decrease in cash and cash equivalents	(50,001)	(8,921)
Cash and cash equivalents at beginning of year	174,372	168,515
Cash and cash equivalents at end of period	$124,371	$159,594

Supplemental disclosure
Interest expense paid	$98,706	$96,320
Income taxes paid	$9,934	$50,446

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2007 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.  Merger Announcement

On June 15, 2007, the Company announced that it had entered into a merger agreement that, at the effective time of the transactions contemplated thereby, would have resulted in the Company’s shareholders receiving $67.00 per share. Specifically, the Company, PNG Acquisition Company Inc. (“Parent”) and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), announced that they had entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the “Merger Agreement”), that provided, among other things, for Merger Sub to be merged with and into the Company (the “Merger”), as a result of which the Company would have continued as the surviving corporation and would have become a wholly-owned subsidiary of Parent. Parent is indirectly owned by certain funds (the “Funds”) managed by affiliates of Fortress Investment Group LLC (“Fortress”) and Centerbridge Partners, L.P. (“Centerbridge”).

The Merger Agreement provided that, upon termination under specified circumstances generally related to a competing acquisition proposal, the Company would have been required to pay a termination fee of up to $200 million to Parent and, under certain circumstances if the Company’s shareholders had not approved the Merger, the Company would have been required to reimburse Parent for an aggregate amount not to exceed $17.5 million for transaction expenses incurred by Parent and its affiliates. Since the shareholder vote was obtained, the Company was unable to solicit, or terminate the Merger Agreement to accept, any third-party acquisition proposals. The Company’s reimbursement of Parent’s expenses would have reduced the amount of any required termination fee that became payable by the Company. The Merger Agreement further provided that, upon termination under specified circumstances related to, among other things, Parent’s breach of the Merger Agreement, the failure to obtain financing or failure to obtain regulatory approval, Parent would have been required to pay the Company a termination fee of $200 million. Affiliates of the Funds had agreed to fund Parent in the amount of the termination fee in the event it became payable.

On December 26, 2007, the Company entered into a Change in Control Payment Acknowledgement and Agreement (the “Acknowledgement and Agreement”) with certain members of its management team. Pursuant to the Acknowledgement and Agreement, a portion of the payment due on a change in control to such executives was accelerated and paid on or before December 31, 2007. The Acknowledgement and Agreements were entered into as part of actions taken to reduce the amount of “gross-up” payments pertaining to federal excise taxes that may have otherwise been owed to such executives under the terms of their existing employment agreements in connection with the change in control payments due upon the consummation of the Merger. The accelerated change in control payments, which are subject to repayment in the event the Merger is terminated pursuant to the terms of the Merger Agreement or the closing of the Merger otherwise fails to occur or if the executive’s employment with the Company is terminated prior to the effective date of the Merger under circumstances where the executive is not entitled to receive the remainder of his change in control payment under the terms of his employment agreement, are included in prepaid expenses and other current assets within the consolidated balance sheet at June 30, 2008.

See Note 12 for information regarding the termination of the Merger Agreement and related subsequent events.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Rooms	$4,114	$3,982	$8,267	$7,238
Food and beverage	24,971	25,946	50,068	50,918
Other	3,263	2,344	6,665	4,195
Total promotional allowances	$32,348	$32,272	$65,000	$62,351

The estimated cost of providing such complimentary services for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Rooms	$1,600	$1,630	$3,327	$3,253
Food and beverage	17,829	18,451	35,727	35,006
Other	1,386	1,316	2,800	2,371
Total cost of complimentary services	$20,815	$21,397	$41,854	$40,630

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS. Options to purchase 1,461,627 and 1,430,521 shares were outstanding during the three and six months ended June 30, 2008, respectively, but were not included in the computation of diluted EPS because they are antidilutive. Options to purchase 1,441,727 and 1,468,452 shares were outstanding during the three and six months ended June 30, 2007, respectively, but were not included in the computation of diluted EPS because they are antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Determination of shares:
Weighted-average common shares outstanding	86,560	85,176	86,541	85,034
Assumed conversion of dilutive stock options	2,059	2,893	2,174	2,750
Diluted weighted-average common shares outstanding	88,619	88,069	88,715	87,784

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

The Company elected the modified prospective application method for adoption, which results in the recognition of compensation expense using the provisions of SFAS 123(R) for all share-based awards granted or modified after December 31, 2005, and the recognition of compensation expense using the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” with the exception of the method of recognizing forfeitures, for all unvested awards outstanding at the date of adoption.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility at June 30, 2008 was estimated based on the historical volatility of the Company’s stock price over a period of 4.72 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994, and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at June 30, 2008 and 2007:

Six Months Ended June 30,	2008	2007

Risk-free interest rate	2.73%	4.84%
Expected volatility	35.77%	38.72%
Dividend yield	—	—
Weighted-average expected life (years)	4.72	4.24
Forfeiture rate	4.00%	4.00%

4.  New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have an impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141 (revised), “Business Combinations”, and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. The Company is currently determining the impact of FSP FAS 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities.  Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently determining the impact of SFAS 161 on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements.  In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1, which was effective upon the initial adoption of SFAS 157, amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2008. The January 1, 2008 adoption did not have a significant impact on the Company. The Company will apply SFAS 157, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently determining the impact of applying SFAS 157, as amended, to these items. See Note 11 for further information regarding the adoption of SFAS 157.

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

Black Gold Casino at Zia Park

On April 16, 2007, pursuant to the Asset Purchase Agreement dated November 7, 2006 among Zia Partners, LLC (“Zia”), Zia Park LLC (the “Buyer”), a wholly-owned subsidiary of Penn, and (solely with respect to specified sections thereof which relate to the Company’s guarantee of the Buyer’s payment and performance) Penn, the Buyer completed the acquisition of Black Gold Casino at Zia Park and all related assets of Zia. Penn funded this purchase with additional borrowings under its existing $750 million revolving credit facility. The Company accounted for the acquisition in accordance with SFAS 141. As a result of the acquisition, the Company recorded goodwill of $144.2 million and other intangible assets of $3.8 million. The results of the Black Gold Casino at Zia Park have been included in the Company’s consolidated financial statements since the acquisition date.

6.  Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)

Land and improvements	$208,971	$188,379
Building and improvements	1,144,869	998,910
Furniture, fixtures, and equipment	617,298	503,969
Leasehold improvements	17,065	16,145
Construction in progress	304,360	423,209
Total property and equipment	2,292,563	2,130,612
Less accumulated depreciation and amortization	(518,677)	(442,219)
Property and equipment, net	$1,773,886	$1,688,393

Depreciation and amortization expense, for property and equipment, totaled $43.3 million and $81.1 million for the three and six months ended June 30, 2008, respectively, as compared to $35.7 million and $69.3 million for the three and six months ended June 30, 2007, respectively. Interest capitalized in connection with major construction projects was $3.8 million and $8.9 million for the three and six months ended June 30, 2008, respectively, as compared to $2.6 million and $5.7 million for the three and six months ended June 30, 2007, respectively.

7.  Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets had a gross carrying value of $2.8 billion at June 30, 2008 and December 31, 2007, and accumulated amortization of $30.9 million and $27.0 million at June 30, 2008 and December 31, 2007, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at June 30, 2008 and December 31, 2007:

	June 30, 2008			December 31, 2007
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Goodwill	$2,013,454	$—	$2,013,454	$2,013,139	$—	$2,013,139
Gaming license, racing permit and trademark intangible assets	753,276	—	753,276	755,166	—	755,166
Other intangible assets	49,396	30,949	18,447	49,316	27,041	22,275
Total	$2,816,126	$30,949	$2,785,177	$2,817,621	$27,041	$2,790,580

Gaming license, racing permit and trademark intangible assets decreased by $1.9 million during the six months ended June 30, 2008, due to purchase price allocation adjustments related to the acquisition of Sanford-Orlando Kennel Club.

The Company’s intangible asset amortization expense was $1.9 million and $3.9 million for the three and six months ended June 30, 2008, respectively, as compared to $1.9 million and $3.7 million for the three and six months ended June 30, 2007, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at June 30, 2008 (in thousands):

2008 (6 months)	$3,737
2009	6,642
2010	5,773
2011	2,096
2012	199
Thereafter	—
Total	$18,447

8.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)

Senior secured credit facility	$2,478,875	$2,496,625
$200 million 6 7/8% senior subordinated notes	200,000	200,000
$250 million 6 3/4% senior subordinated notes	250,000	250,000
Other long-term obligations	20,514	19,810
Capital leases	7,817	8,487
	2,957,206	2,974,922
Less current maturities of long-term debt	(101,811)	(93,452)
	$2,855,395	$2,881,470

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2008 (in thousands):

Within one year	$101,811
1-3 years	819,413
3-5 years	1,784,102
Over 5 years	251,880
Total minimum payments	$2,957,206

At June 30, 2008, the Company was contingently obligated under letters of credit issued pursuant to the $2.725 billion senior secured credit facility with face amounts aggregating $27.3 million.

Senior Secured Credit Facility

The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $598.0 million was drawn at June 30, 2008), a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility.

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

In accordance with the terms of its $2.725 billion senior secured credit facility, the Company was required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of the $2.725 billion senior secured credit facility. On October 25, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. On April 6, 2006, the Company entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. On September 5, 2007, the Company entered into two interest rate swap contracts with terms of nine months and notional amounts of $197 million and $181 million, for a total of $378 million, and fixed interest rates of 5.01%. Under all of these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of June 30, 2008, the applicable 90-day LIBOR rate was 2.91% for the $960 million swaps, 2.76% for the $300 million swaps, and 2.73% for the $181 million swap. The $197 million swap expired on June 17, 2008. On December 19, 2007, the Company entered into three monthly interest rate swap contracts, each with notional amounts of $146.25 million and fixed interest rates of 4.97% effective December 31, 2007, 4.47% effective January 31, 2008 and 4.40% effective February 29, 2008. Under these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 30-day LIBOR rate. The $146.25 million swap matured on March 31, 2008.

Covenants

At June 30, 2008, the Company was in compliance with all required financial covenants.

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

In November 2005, Capital Seven, LLC and Shawn A. Scott (collectively, “Capital Seven”), the sellers of Bangor Historic Track, Inc. (“BHT”), filed a demand for arbitration with the American Arbitration Association seeking $30 million plus interest and other damages. Capital Seven alleged a breach of contract by the Company based on the Company’s payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price Capital Seven claims is due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on the Company’s operations, and currently are disputing the effective tax rate. Pursuant to the dispute resolution procedures, the Company deposited $30 million in escrow, pending a resolution. This amount is included in other assets within the consolidated balance sheets at June 30, 2008 and December 31, 2007.  Arbitration was held in April 2008. Post-arbitration briefs were filed in June 2008 and oral arguments were held in July 2008. A decision by the arbitrators is expected in the fourth quarter of 2008.

In conjunction with the Company’s acquisition of Argosy Gaming Company (“Argosy”) in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated over eight years ago related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against

Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost gaming revenues that the plaintiff contended it could have earned if the gaming license had been properly issued to the plaintiff. On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys’ fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys’ fees, costs and interest. The Company has established an appropriate reserve and has bonded the judgment pending its appeal. Both the plaintiff and the Company have appealed the judgment to the First Circuit Court of Appeals in Louisiana and oral arguments are scheduled for August 28, 2008. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights.

In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge during the three months ended June 30, 2006 into a protest fund which accrues interest during the pendency of the lawsuit. The 3% tax surcharge expired on May 25, 2008. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. The four casino plaintiff’s filed a petition for rehearing, which is currently pending before the Illinois Supreme Court.

In August 2007, a complaint was filed on behalf of a putative class of public shareholders of the Company, and derivatively on behalf of the Company, in the Court of Common Pleas of Berks County, Pennsylvania (the “Complaint”). The Complaint names the Company’s Board of Directors as defendants and the Company as a nominal defendant. The Complaint alleges, among other things, that the Board of Directors breached their fiduciary duties by agreeing to the proposed transaction with Fortress and Centerbridge for inadequate consideration, that certain members of the Board of Directors have conflicts with regard to the Merger, and that the Company and its Board of Directors have failed to disclose certain material information with regard to the Merger. The Complaint seeks, among other things, a court order: determining that the action is properly maintained as a class action and a derivative action; enjoining the Company and its Board of Directors from consummating the proposed Merger; and awarding the payment of attorneys’ fees and expenses. The Company and the plaintiff have reached a tentative settlement in which the Company agreed to pay certain attorneys’ fees and to make certain disclosures regarding the events leading up to the transaction with Fortress and Centerbridge in the proxy statement sent to shareholders in November 2007. Final settlement was contingent upon court approval and consummation of the transaction with Fortress and Centerbridge. Because the transaction with Fortress and Centerbridge was terminated as described below, the Company expects to move for a dismissal of the complaint.

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $8.1 million and $14.9 million for the three and six months ended June 30, 2008, respectively, as compared to $7.7 million and $15.8 million for the three and six months ended June 30, 2007, respectively.

The leases for land consist of annual base lease rent payments plus, in some instances, a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases.

The Company has an operating lease with the City of Bangor which covers the temporary facility and the permanent facility, which opened on July 1, 2008. Under the lease agreement, there is a fixed rent provision, as well as a revenue-sharing provision which is equal to 3% of gross slot revenue. The final term of the lease, which commenced with the opening of the permanent facility, is for an initial term of fifteen years, with three ten-year renewal options.

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

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at June 30, 2008 are as follows (in thousands):

Within one year	$7,503
1-3 years	9,853
3-5 years	7,449
Over 5 years	25,426
Total	$50,231

Capital Expenditure Commitments

At June 30, 2008, the Company is contractually committed to spend approximately $82.6 million in capital expenditures for projects in progress.

10.  Subsidiary Guarantors

Under the terms of the $2.725 billion senior secured credit facility, all of Penn’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets, excluding intercompany balances, of $98.4 million (approximately 2.0% of total assets at June 30, 2008). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn’s subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three and six months ended, June 30, 2008. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and six months ended, June 30, 2008 and 2007, as Penn had no significant independent assets and no independent operations at, and for the three and six months ended, June 30, 2008, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

Under the terms of the $200 million 6 7/8% senior subordinated notes, all of Penn’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets, excluding intercompany balances, of $42.9 million (approximately 0.9% of total assets at June 30, 2008). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn’s subsidiaries under the terms of the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three and six months ended, June 30, 2008. There are no significant restrictions within the $200 million 6 7/8% senior subordinated notes on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the $200 million 6 7/8% senior subordinated notes, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and six months ended, June 30, 2008 and 2007, as Penn had no significant independent assets and no independent operations at, and for the three and six months ended, June 30, 2008, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at June 30, 2008 (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets or	Observable Inputs	Unobservable Inputs
	Liabilities (Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Interest rate swaps	$—	$26,812	$—	$26,812

Total	$—	$26,812	$—	$26,812

The interest rate swaps are included in accrued interest within the consolidated balance sheet at June 30, 2008.

12.  Subsequent Events

On July 3, 2008, the Company entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, the Company agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee and a $1.25 billion, zero coupon, preferred equity investment. Pursuant to the terms of the preferred equity purchase agreement, the purchasers made a nonrefundable $475 million payment to the Company on July 3, 2008, in addition to the payment of the nonrefundable $225 million cash termination fee. Under the terms of the purchase agreement, the purchasers have subsequently deposited the remaining preferred equity investment purchase consideration with an escrow agent. The funds will be released from escrow upon the issuance of the preferred stock, which is subject to the receipt of required regulatory approvals and the satisfaction of certain other conditions. The Company is in the process of seeking the required regulatory approvals and expects to satisfy all conditions to funding and the related issuance of the preferred stock by the fourth quarter of 2008. The Company used the net proceeds from the investment and the after-tax proceeds from the termination fee to repay existing debt and for repurchases of its common stock (which was authorized by its Board of Directors in July 2008).

In July 2008, the Company exercised its right to repayment for the accelerated change in control payments previously provided to certain members of its management team in accordance with the Acknowledgement and Agreement, and advised the affected executives of the amounts to be repaid and the due date.

On July 16, 2008, the Company was served with a purported class action lawsuit brought by Herman Braude, on behalf of himself and others who purchased shares of Company stock between April 1, 2008 and July 3, 2008. The lawsuit alleges that the Company’s disclosure practices relative to the proposed transaction with Fortress and Centerbridge and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The Company expects to file its initial responsive pleading late in the third quarter of 2008.

In July 2008, the Company paid certain members of its management team a total of approximately $2.9 million in cash, which represents the external measure portion of the Company’s Annual Incentive Plan for 2007. The payments to the named executive officers were made as follows: Peter M. Carlino, $1.4 million; William J. Clifford, $0.5 million; Leonard M. DeAngelo, $0.5 million; Jordan B. Savitch, $0.2 million; Robert S. Ippolito, $0.1 million. The external measure portion provided for the payment of incentive compensation upon the Company’s achievement of pre-established goals regarding the Company’s free cash flow (ranking results versus the peer group from unadjusted data reported in the Standard & Poors Research Insight database). The payments were not made earlier as the external free cash flow measure is calculated using publicly-available information regarding the peer group, which had not yet been published. Each named executive officer agreed and confirmed in writing that such payment would not be included in any future determination of any severance or change in control payment that may be due under any employment agreement between such executive and the Company.

In July 2008, the Company made its annual stock option grant to executives and other eligible employees. The Company issued 1,651,500 options on July 8, 2008, at a price of $29.87. The Company had previously elected to defer its annual stock option grant to executives and other eligible employees due to the anticipated Merger.

On August 4, 2008, the Company announced the departure of Leonard DeAngelo as an officer of the Company. Mr. DeAngelo will receive benefits and separation payments in accordance with the employment agreement between Mr. DeAngelo and the Company dated as of July 31, 2006.

In deference to the proposed Merger, the Company’s Board of Directors had determined that the compensation to be paid in 2008 to the non-employee directors be composed of a fixed amount of cash compensation (with no special payment, meeting fees or equity grants). Each non-employee director was expected to receive $150,000, 50% of which was to be paid on January 25, 2008, and the balance of which was expected to be paid in equal monthly installments throughout 2008 (with the total balance payable at the time of the closing of the Merger). If the Merger was not consummated, the Company’s Board of Directors would then consider whether equity awards were appropriate.  At June 30, 2008, each non-employee director had received $112,500. On August 8, 2008, the Company’s Board of Directors approved changes to the compensation for the non-employee directors.  Under the approved program, in lieu of the $37,500 cash remaining to be paid to each non-employee director in 2008, each non-employee director was granted stock options to purchase 20,000 shares of common stock of the Company at an exercise price of $29.34 per share, in lieu of further cash payments. All stock options were granted pursuant to the Company’s 2003 Long Term Incentive Compensation Plan.

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

On June 15, 2007, we announced that we had entered into a merger agreement that, at the effective time of the transactions contemplated thereby, would have resulted in our shareholders receiving $67.00 per share. Specifically, we, PNG Acquisition Company Inc. (“Parent”) and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), announced that we had entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the “Merger Agreement”), that provided, among other things, for Merger Sub to be merged with and into us (the “Merger”), as a result of which we would have continued as the surviving corporation and would have become a wholly-owned subsidiary of Parent. Parent is indirectly owned by certain funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and Centerbridge Partners, L.P. (“Centerbridge”).

On July 3, 2008, we entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee and a $1.25 billion, zero coupon, preferred equity investment.

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

We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties, particularly in attractive markets.

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

Executive Summary

Factors affecting our results for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, included the first full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, the acquisitions of Sanford-Orlando Kennel Club and Black Gold Casino at Zia Park, the impact of the Argosy Casino Riverside hotel, current economic conditions, competitive pressures, the impact of the Illinois and Colorado smoking bans that became effective on January 1, 2008, the expiration of the 3% tax surcharge at Hollywood Casino Aurora and Empress Casino Hotel in May 2008 and lower insurance costs.

Financial Highlights:

•                  Net revenues decreased $4.7 million, or 0.7%, for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to decreases related to current economic conditions and competitive pressures, as well as the impact of the Illinois and Colorado smoking bans that became effective on January 1, 2008. These decreases were partially offset by increases in net revenues due to the first full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, the acquisitions of Sanford-Orlando Kennel Club and Black Gold Casino at Zia Park, and the impact of the Argosy Casino Riverside hotel.

•                  Income from operations decreased $14.8 million, or 11.5%, for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to the overall decrease in net revenues, an increase in food, beverage and other expense and an increase in depreciation expense. These variances were partially offset by decreases in gaming taxes, which were due to reduced revenues at several of our properties, as well as the expiration of the 3% tax surcharge at Hollywood Casino Aurora and Empress Casino Hotel in May 2008. Also offsetting the reductions in income from operations was a decrease in general and administrative expense, which was partially due to the premiums for our property insurance coverage being approximately $2.0 million less for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.

Other Developments:

•                  In deference to the proposed Merger, our Board of Directors had determined that the compensation to be paid in 2008 to the non-employee directors be composed of a fixed amount of cash compensation (with no special payment, meeting fees or equity grants). Each non-employee director was expected to receive $150,000, 50% of which was to be paid on January 25, 2008, and the balance of which was expected to be paid in equal monthly installments throughout 2008 (with the total balance payable at the time of the closing of the Merger). If the Merger was not consummated, our Board of Directors would then consider whether equity awards were appropriate.  At June 30, 2008, each non-employee director had received $112,500. On August 8, 2008, our Board of Directors approved changes to the compensation for the non-employee directors.  Under the approved program, in lieu of the $37,500 cash remaining to be paid to each non-employee director in 2008, each non-employee director was granted stock options to purchase 20,000 shares of our common stock at an exercise price of $29.34 per share, in lieu of further cash payments. All stock options were granted pursuant to our 2003 Long Term Incentive Compensation Plan.

•                  On August 4, 2008, we announced the departure of Leonard DeAngelo as an officer. Mr. DeAngelo will receive benefits and separation payments in accordance with the employment agreement between Mr. DeAngelo and us dated as of July 31, 2006.

•                  On July 3, 2008, we entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee and a $1.25 billion, zero coupon, preferred equity investment. Pursuant to the terms of the preferred equity purchase agreement, the purchasers made a nonrefundable $475 million payment to us on July 3, 2008, in addition to the payment of the nonrefundable $225 million cash termination fee. Under the terms of the purchase agreement, the purchasers have subsequently deposited the remaining preferred equity investment purchase consideration with an escrow agent. The funds will be released from escrow upon the issuance of the preferred stock, which is subject to the receipt of required regulatory approvals and the satisfaction of certain other conditions. We are in the process of seeking the required regulatory approvals and expect to satisfy all conditions to funding and the related issuance of the preferred stock by the fourth quarter of 2008. We used the net proceeds from the investment and the after-tax proceeds from the termination fee to repay existing debt and for repurchases of our common stock (which was authorized by our Board of Directors in July 2008).

•                  In July 2008, we were served with a purported class action lawsuit brought by Herman Braude, on behalf of himself and others who purchased shares of our stock between April 1, 2008 and July 3, 2008. The lawsuit alleges that our disclosure practices relative to the proposed transaction with Fortress and Centerbridge and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. We expect to file our initial responsive pleading late in the third quarter of 2008.

•                  On July 7, 2008, we announced that we had secured an exclusive 18-month option to purchase approximately 36 acres of land located in Perryville, Cecil County, Maryland from Principio Iron Company L.P. The optioned parcel of land is part of an approximately 150-acre site being developed, which is expected to include a retail center, hotel and visitor’s center.

•                  In July 2008, we exercised our right to repayment for the accelerated change in control payments previously provided to certain members of our management team in accordance with the Acknowledgement and Agreement, and advised the affected executives of the amounts to be repaid and the due date.

•                  In July 2008, we paid certain members of our management team a total of approximately $2.9 million in cash, which represents the external measure portion of our Annual Incentive Plan for 2007. The payments to the named executive officers were made as follows: Peter M. Carlino, $1.4 million; William J. Clifford, $0.5 million; Leonard M. DeAngelo, $0.5 million; Jordan B. Savitch, $0.2 million; Robert S. Ippolito, $0.1 million. The external measure portion provided for the payment of incentive compensation upon our achievement of pre-established goals regarding our free cash flow (ranking results versus the peer group from unadjusted data reported in the Standard & Poors Research Insight database). The payments were not made earlier as the external free cash flow measure is calculated using publicly-available information regarding the peer group, which had not yet been published. Each named executive officer agreed and confirmed in writing that such payment would not be included in any future determination of any severance or change in control payment that may be due under any employment agreement between such executive and us.

•                  In July 2008, we made our annual stock option grant to executives and other eligible employees. We issued 1,651,500 options on July 8, 2008, at a price of $29.87. We had previously elected to defer our annual stock option grant to executives and other eligible employees due to the anticipated Merger.

•                  On July 1, 2008, the permanent Hollywood Slots at Bangor facility, which is called the Hollywood Slots Hotel and Raceway, was opened.

•                  In June 2008, we entered into the second term of our first layer of property insurance coverage in the amount of $200 million. The $200 million coverage, which is effective from August 8, 2007 through December 31, 2010, is on an “all risk” basis, including, but not limited to, coverage for “named windstorms,” floods and earthquakes. In June 2008, we also purchased an additional $100 million of “all risk” coverage including, but not limited to, coverage for “named windstorms,” floods and earthquakes.  The additional $100 million of “all risk” coverage excludes coverage for windstorms, “named windstorms,” floods, and earthquakes, for Boomtown Biloxi and Hollywood Casino Bay St. Louis. An additional $300 million of “all risk” coverage was purchased, which is subject to certain exclusions including, among others, exclusions for windstorms, “named windstorms,” floods and earthquakes. The two additional coverage layers are effective from June 1, 2008 through June 1, 2009. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils. Both layers are subject to specific policy terms, conditions and exclusions.

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

•                  On February 6, 2008, we announced that we named Timothy J. Wilmott to the position of President and Chief Operating Officer.

•                  On December 12, 2007, we announced that we received the unanimous endorsement of the Sumner County Commissioners for our proposed destination resort in Wellington, Kansas. We secured one of two endorsements from the Sumner County Commissioners, which is a prerequisite in negotiating for, and ultimately securing, a state lottery gaming facility management contract. On November 28, 2007, we filed a license application with the Kansas Lottery Commission to be considered as a Lottery Gaming Facility Manager for our proposed resort in Sumner County. On May 26, 2008, the Kansas Lottery Commission approved our subsidiary’s contract to act as a Lottery Gaming Facility Manager in Sumner County. The management contract has been sent to the Kansas Lottery Gaming Facility Review Board (“Review Board”) for their consideration, and we presented our proposal to the Review Board on July 10, 2008. In June 2008, in accordance with the management contract, we paid a privilege fee of $25.0 million to the State of Kansas, which is refundable if the required approvals are not obtained or if we withdraw our application prior to obtaining all required approvals. We anticipate a selection decision by the Review Board in August or September 2008. Sumner County is in the South Central Gaming Zone, one of four areas of the state where gaming is authorized under the new Kansas Expanded Lottery Act (“KELA”).

•                  On August 31, 2007, we filed a license application with the Kansas Lottery Commission to be considered as a Lottery Gaming Facility Manager at a destination casino resort in Cherokee County. We previously earned an exclusive endorsement from the Cherokee County Commissioners and executed a pre-development agreement with the host community. On May 5, 2008, the Kansas Lottery Commission approved our subsidiary’s contract to act as a Lottery Gaming Facility Manager in Cherokee County. The management contract has been sent to the Review Board for their consideration, and we presented our proposal to the Review Board on July 9, 2008. In June 2008, in accordance with the management contract, we paid a privilege fee of $25.0 million to the State of Kansas, which is refundable if the required approvals are not obtained or if we withdraw our application prior to obtaining all required approvals. We anticipate a selection decision by the Review Board in August or September 2008. Cherokee County is within the Southeast Gaming Zone, one of four areas of the state where gaming is authorized under the new KELA. On August 23, 2007, an action was filed by the Kansas Attorney General challenging the constitutionality of KELA. The challenge was based on the prohibition in the Kansas constitution of all lotteries except those owned by the State of Kansas. The Shawnee County District Court upheld the constitutionality of KELA and that decision was subsequently affirmed by the Kansas Supreme Court.

•                  In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge during the three months ended June 30, 2006 into a protest fund which accrues interest during the pendency of the lawsuit, and have subsequently expensed approximately $29.9 million in incremental tax, including $2.0 million and $5.2 million during the three and six months ended June 30, 2008, respectively. The 3% tax surcharge expired on May 25, 2008. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. The four casino plaintiff’s filed a petition for rehearing, which is currently pending before the Illinois Supreme Court.

•                  We are continuing to build and develop several of our properties, including Charles Town Entertainment Complex, Hollywood Casino at Penn National Race Course, the Hollywood Slots Hotel and Raceway, and Argosy Casino Lawrenceburg.  Additional information regarding our capital projects is discussed in detail in the section entitled “Liquidity and Capital Resources—Capital Expenditures” below.

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

Long-lived assets

At June 30, 2008, we had a net property and equipment balance of $1,773.9 million within our consolidated balance sheet, representing 35% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

At June 30, 2008, we had $2,013.5 million in goodwill and $771.7 million in other intangible assets within our consolidated balance sheet, representing 40% and 15% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions and projections for future operations. Goodwill is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” issued by the Financial Accounting Standards Board (“FASB”), we consider our gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized. The annual evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

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

As a result of the implementation of FIN 48, we recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within our consolidated balance sheet at June 30, 2008.

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

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as in Pennsylvania, Maine and Kansas) and property expansion in under-penetrated markets.

•                  The actions of government bodies can affect our operations in a variety of ways. For instance, the continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. In addition, government bodies may restrict, prevent or negatively impact operations in the jurisdictions in which we do business (such as through the Illinois and Colorado smoking bans that became effective on January 1, 2008).

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Kansas, Maryland and Ohio) and potential competitive threats to business at our existing properties (such as in Kansas, Maryland, Ohio, and Kentucky). The timing and occurrence of these events remain uncertain. We also face uncertainty regarding anticipated gaming expansion by one of our competitors in Baton Rouge, Louisiana. Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

•                  The continued demand for, and our emphasis on, slot wagering entertainment at our properties.

•                  The ongoing successful expansion and revenue gains at Charles Town Entertainment Complex, Argosy Casino Lawrenceburg, Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway in Bangor, Maine.

•                  The successful execution of the development and construction activities currently underway at a number of our facilities, as well as the risks associated with the costs, regulatory approval and the timing for these activities.

•                  The risks related to current economic conditions.

The results of operations for the three and six months ended June 30, 2008 and 2007 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues:
Gaming	$566,395	$570,281	$1,127,031	$1,119,374
Management service fee	4,694	4,341	8,679	7,815
Food, beverage and other	81,845	82,894	163,370	156,664
Gross revenues	652,934	657,516	1,299,080	1,283,853
Less promotional allowances	(32,348)	(32,272)	(65,000)	(62,351)
Net revenues	620,586	625,244	1,234,080	1,221,502

Operating expenses:
Gaming	296,195	297,086	589,442	581,377
Food, beverage and other	67,515	63,123	131,519	121,453
General and administrative	98,103	98,993	195,995	192,492
Depreciation and amortization	45,182	37,622	84,974	72,980
Total operating expenses	506,995	496,824	1,001,930	968,302
Income from operations	$113,591	$128,420	$232,150	$253,200

The results of operations by property for the three and six months ended June 30, 2008 and 2007 are summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended June 30,	2008	2007	2008	2007
	(in thousands)

Charles Town Entertainment Complex	$122,073	$129,140	$29,314	$31,295
Argosy Casino Lawrenceburg	111,404	121,236	31,244	36,549
Hollywood Casino Aurora	50,497	64,052	12,367	18,409
Empress Casino Hotel	44,659	58,493	9,826	11,083
Argosy Casino Riverside	46,146	43,117	11,817	10,388
Hollywood Casino Baton Rouge	33,110	34,041	11,661	12,164
Argosy Casino Alton	21,731	30,366	4,147	6,538
Hollywood Casino Tunica	22,109	26,375	3,640	4,363
Hollywood Casino Bay St. Louis	25,851	25,466	982	2,024
Argosy Casino Sioux City	14,050	13,835	3,938	3,556
Boomtown Biloxi	18,958	22,671	2,276	4,570
Hollywood Slots Hotel and Raceway (1)	12,078	11,985	1,239	2,556
Bullwhackers	5,759	7,483	(392)	448
Black Gold Casino at Zia Park (2)	21,491	16,913	6,925	5,460
Casino Rama management service contract	4,694	4,341	4,272	3,984
Hollywood Casino at Penn National Race Course (3)	61,628	13,530	3,596	(357)
Raceway Park	2,343	2,200	(341)	(274)
Sanford-Orlando Kennel Club (4)	2,005	—	(225)	—
Earnings from Pennwood Racing, Inc.	—	—	—	—
Corporate overhead	—	—	(22,695)	(24,336)
Total	$620,586	$625,244	$113,591	$128,420

	Net Revenues		Income (loss) from Operations
Six Months Ended June 30,	2008	2007	2008	2007
	(in thousands)

Charles Town Entertainment Complex	$244,585	$248,736	$58,959	$62,018
Argosy Casino Lawrenceburg	229,648	243,094	66,133	73,963
Hollywood Casino Aurora	104,123	128,552	26,439	36,741
Empress Casino Hotel	89,303	118,106	16,206	21,684
Argosy Casino Riverside	92,947	84,832	24,170	20,395
Hollywood Casino Baton Rouge	67,876	68,922	23,647	24,751
Argosy Casino Alton	44,428	61,229	7,754	13,294
Hollywood Casino Tunica	46,671	52,971	8,196	9,367
Hollywood Casino Bay St. Louis	51,292	48,950	3,143	3,263
Argosy Casino Sioux City	28,321	27,952	7,674	7,078
Boomtown Biloxi	39,606	46,738	6,366	10,128
Hollywood Slots Hotel and Raceway (1)	22,778	22,961	3,013	4,614
Bullwhackers	11,503	14,614	(851)	584
Black Gold Casino at Zia Park (2)	43,406	16,913	14,054	5,460
Casino Rama management service contract	8,679	7,815	7,867	7,172
Hollywood Casino at Penn National Race Course (3)	101,077	25,384	2,217	(2,472)
Raceway Park	3,930	3,733	(644)	(521)
Sanford-Orlando Kennel Club (4)	3,907	—	(134)	—
Earnings from Pennwood Racing, Inc.	—	—	—	—
Corporate overhead	—	—	(42,059)	(44,319)
Total	$1,234,080	$1,221,502	$232,150	$253,200

(1)                                  On July 1, 2008, the permanent Hollywood Slots at Bangor facility, which is called the Hollywood Slots Hotel and Raceway, was opened.

(2)                                  Results for the three and six months ended June 30, 2007 reflect the April 16, 2007 acquisition effective date.

(3)                                  Hollywood Casino at Penn National Race Course includes the results of our Pennsylvania casino that opened on February 12, 2008, as well as the Penn National Race Course and four OTWs.

(4)                                  The acquisition effective date was October 17, 2007.

Revenues

Revenues for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2008	2007	Variance	Variance
Gaming	$566,395	$570,281	$(3,886)	(0.7)%
Management service fee	4,694	4,341	353	8.1%
Food, beverage and other	81,845	82,894	(1,049)	(1.3)%
Gross revenues	652,934	657,516	(4,582)	(0.7)%
Less promotional allowances	(32,348)	(32,272)	(76)	0.2%
Net revenues	$620,586	$625,244	$(4,658)	(0.7)%

				Percentage
Six Months Ended June 30,	2008	2007	Variance	Variance
Gaming	$1,127,031	$1,119,374	$7,657	0.7%
Management service fee	8,679	7,815	864	11.1%
Food, beverage and other	163,370	156,664	6,706	4.3%
Gross revenues	1,299,080	1,283,853	15,227	1.2%
Less promotional allowances	(65,000)	(62,351)	(2,649)	4.2%
Net revenues	$1,234,080	$1,221,502	$12,578	1.0%

Gaming revenue

Gaming revenue decreased by $3.9 million, or 0.7%, for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to decreases at several of our properties, which were partially offset by increases due to the first full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, the acquisition of Black Gold Casino at Zia Park, and the impact of the hotel and successful marketing efforts at Argosy Casino Riverside.

Gaming revenue increased by $7.7 million, or 0.7%, for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily due to the first full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, the acquisition of Black Gold Casino at Zia Park, and the impact of the hotel and successful marketing efforts at Argosy Casino Riverside, which were partially offset by decreases at several of our properties.

Gaming revenue at Charles Town Entertainment Complex decreased by $6.4 million and $3.9 million for the three and six months ended June 30, 2008, respectively, primarily due to a decrease in gaming play resulting from current economic conditions.

Gaming revenue at Argosy Casino Lawrenceburg decreased by $9.2 million and $12.1 million for the three and six months ended June 30, 2008, respectively, primarily due to current economic conditions and new competitive pressures.

Gaming revenue at Hollywood Casino Aurora decreased by $13.3 million and $24.0 million for the three and six months ended June 30, 2008, respectively, primarily due to the impact of the Illinois smoking ban that became effective on January 1, 2008.

Gaming revenue at Empress Casino Hotel decreased by $13.5 million and $28.3 million for the three and six months ended June 30, 2008, respectively, primarily due to continued competitive pressures and the impact of the Illinois smoking ban that became effective on January 1, 2008.

Gaming revenue at Argosy Casino Alton decreased by $8.3 million and $16.3 million for the three and six months ended June 30, 2008, respectively, primarily due to new competition in the region and the impact of the Illinois smoking ban that became effective on January 1, 2008.

Gaming revenue at Hollywood Casino Tunica decreased by $4.1 million and $5.9 million for the three and six months ended June 30, 2008, respectively, primarily due to current economic conditions.

Gaming revenue at Boomtown Biloxi decreased by $3.4 million and $6.5 million for the three and six months ended June 30, 2008, respectively, primarily due to continued competitive pressures and current economic conditions.

Gaming revenue at Bullwhackers decreased by $1.7 million and $3.1 million for the three and six months ended June 30, 2008, respectively, primarily due to the impact of the Colorado smoking ban that became effective on January 1, 2008, current economic conditions, and continued competitive pressures.

Gaming revenue at Hollywood Casino at Penn National Race Course, which opened its casino on February 12, 2008, was $49.6 million and $76.1 million for the three and six months ended June 30, 2008, respectively.

Gaming revenue at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, increased by $4.2 million and $24.8 million for the three and six months ended June 30, 2008, respectively.

Gaming revenue at Argosy Casino Riverside increased by $2.1 million and $5.6 million for the three and six months ended June 30, 2008, respectively, primarily due to the impact of its hotel and successful marketing efforts.

Food, beverage and other revenue

Food, beverage and other revenue decreased by $1.1 million, or 1.3%, for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to decreases at several of our properties, which were partially offset by increases due to the acquisitions of Sanford-Orlando Kennel Club and Black Gold Casino at Zia Park and the impact of the hotel at Argosy Casino Riverside.

Food, beverage and other revenue increased by $6.7 million, or 4.3%, for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily due to the acquisitions of Sanford-Orlando Kennel Club and Black Gold Casino at Zia Park, the impact of the hotel at Argosy Casino Riverside and the first full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, all of which were partially offset by decreases at several of our properties.

Food, beverage and other revenue at Charles Town Entertainment Complex decreased by $0.8 million and $0.3 million for the three and six months ended June 30, 2008, respectively, primarily due to current economic conditions.

Food, beverage and other revenue at Argosy Casino Lawrenceburg decreased by $0.6 million and $0.5 million for the three and six months ended June 30, 2008, respectively, primarily due to current economic conditions and new competitive pressures.

Food, beverage and other revenue at Empress Casino Hotel decreased by $0.7 million and $1.0 million for the three and six months ended June 30, 2008, respectively, primarily due to continued competitive pressures and the impact of the Illinois smoking ban that became effective on January 1, 2008.

Food, beverage and other revenue at Argosy Casino Alton decreased by $0.6 million and $0.9 million for the three and six months ended June 30, 2008, respectively, primarily due to new competition in the region and the impact of the Illinois smoking ban that became effective on January 1, 2008.

Food, beverage and other revenue at Hollywood Casino Tunica decreased by $1.1 million and $2.1 million for the three and six months ended June 30, 2008, respectively, primarily due to the introduction of a new patron self-comp program in the third quarter of 2007 and current economic conditions.

Food, beverage and other revenue at Sanford-Orlando Kennel Club, which we acquired in mid-October 2007, was $2.0 million and $3.9 million for the three and six months ended June 30, 2008, respectively.

Food, beverage and other revenue at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, increased by $0.4 million and $1.8 million for the three and six months ended June 30, 2008, respectively.

Food, beverage and other revenue at Argosy Casino Riverside increased by $1.6 million and $4.0 million for the three and six months ended June 30, 2008, respectively, primarily due to the impact of its hotel.

Food, beverage and other revenue at Hollywood Casino at Penn National Race Course increased by $2.0 million for the six months ended June 30, 2008 as the casino opened on February 12, 2008.

Promotional allowances

Promotional allowances increased by $0.1 million, or 0.2%, and $2.7 million, or 4.2%, for the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007, primarily due to the first full quarter contribution from the casino at Hollywood Casino at Penn National Race Course and the impact of the hotel at Argosy Casino Riverside, both of which were partially offset by a decrease at Hollywood Casino Tunica.

Promotional allowances at Hollywood Casino at Penn National Race Course, which opened its casino on February 12, 2008, was $1.1 million and $2.3 million for the three and six months ended June 30, 2008, respectively.

Promotional allowances at Argosy Casino Riverside increased by $0.6 million and $1.4 million for the three and six months ended June 30, 2008, respectively, primarily due to the impact of its hotel and gaming revenue growth.

Promotional allowances at Hollywood Casino Tunica decreased by $0.9 million and $1.8 million for the three and six months ended June 30, 2008, respectively, primarily due to introduction of the new patron self-comp program in the third quarter of 2007.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2008	2007	Variance	Variance
Gaming	$296,195	$297,086	$(891)	(0.3)%
Food, beverage and other	67,515	63,123	4,392	7.0%
General and administrative	98,103	98,993	(890)	(0.9)%
Depreciation and amortization	45,182	37,622	7,560	20.1%
Total operating expenses	$506,995	$496,824	$10,171	2.0%

				Percentage
Six Months Ended June 30,	2008	2007	Variance	Variance
Gaming	$589,442	$581,377	$8,065	1.4%
Food, beverage and other	131,519	121,453	10,066	8.3%
General and administrative	195,995	192,492	3,503	1.8%
Depreciation and amortization	84,974	72,980	11,994	16.4%
Total operating expenses	$1,001,930	$968,302	$33,628	3.5%

Gaming expense

Gaming expense decreased by $0.9 million, or 0.3%, for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to decreases at several of our properties, which were partially offset by increases due to the first full quarter contribution from the casino at Hollywood Casino at Penn National Race Course and the acquisition of Black Gold Casino at Zia Park.

Gaming expense increased by $8.1 million, or 1.4%, for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily due to the first full quarter contribution from the casino at Hollywood Casino at Penn

National Race Course and the acquisition of Black Gold Casino at Zia Park, both of which were partially offset by decreases at several of our properties.

Gaming expense at Charles Town Entertainment Complex decreased by $4.2 million and $2.3 million for the three and six months ended June 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Argosy Casino Lawrenceburg decreased by $3.4 million and $4.0 million for the three and six months ended June 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, partially offset by an increase in marketing expense.

Gaming expense at Hollywood Casino Aurora decreased by $7.5 million and $13.2 million for the three and six months ended June 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and the expiration of the 3% tax surcharge in May 2008.

Gaming expense at Empress Casino Hotel decreased by $11.5 million and $22.2 million for the three and six months ended June 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and the expiration of the 3% tax surcharge in May 2008.

Gaming expense at Argosy Casino Alton decreased by $4.7 million and $9.0 million for the three and six months ended June 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Hollywood Casino Tunica decreased by $1.9 million and $3.0 million for the three and six months ended June 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, decreased marketing expenses and lower payroll costs.

Gaming expense at Boomtown Biloxi decreased by $1.0 million and $2.0 million for the three and six months ended June 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Hollywood Casino at Penn National Race Course, which opened its casino on February 12, 2008, was $31.6 million and $50.2 million for the three and six months ended June 30, 2008, respectively.

Gaming expense at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, increased by $2.2 million and $13.1 million for the three and six months ended June 30, 2008, respectively.

Food, beverage and other expense

Food, beverage and other expense increased by $4.4 million, or 7.0%, and $10.1 million, or 8.3%, for the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007, primarily due to the first full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, the acquisition of Sanford-Orlando Kennel Club, the impact of the hotel at Argosy Casino Riverside and pre-opening costs related to the Hollywood Slots Hotel and Raceway in Bangor, Maine, all of which were partially offset by a decrease at Hollywood Casino Tunica.

Food, beverage and other expense at Hollywood Casino at Penn National Race Course increased by $1.7 million and $3.9 million for the three and six months ended June 30, 2008, respectively, as the casino opened on February 12, 2008.

Food, beverage and other expense at Sanford-Orlando Kennel Club, which we acquired in mid-October 2007, was $1.8 million and $3.6 million for the three and six months ended June 30, 2008, respectively.

Food, beverage and other expense at Argosy Casino Riverside increased by $0.7 million and $1.6 million for the three and six months ended June 30, 2008, respectively, primarily due to the impact of its hotel.

Food, beverage and other expense at Hollywood Slots Hotel and Raceway increased by $1.7 million and $2.0 million for the three and six months ended June 30, 2008, respectively, primarily due to pre-opening costs related to the permanent facility that opened on July 1, 2008.

Food, beverage and other expense at Hollywood Casino Tunica decreased by $0.9 million and $1.4 million for the three and six months ended June 30, 2008, respectively, primarily due to a decrease in cost of food and beverages resulting from lower food and beverage revenue, as well as lower payroll costs.

General and administrative expense

General and administrative expense at the properties includes expenses such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit.

General and administrative expense decreased by $0.9 million, or 0.9%, for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to decreases at Argosy Casino Lawrenceburg and Argosy Casino Alton, as well as corporate overhead expense, all of which were partially offset by increases due to the first full quarter contribution from the casino at Hollywood Casino at Penn National Race Course and the acquisition of Black Gold Casino at Zia Park.

General and administrative expense increased by $3.5 million, or 1.8%, for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily due to the first full quarter contribution from the casino at Hollywood Casino at Penn National Race Course and the acquisition of Black Gold Casino at Zia Park, both of which were partially offset by decreases at Argosy Casino Lawrenceburg and Argosy Casino Alton, as well as corporate overhead expense.

General and administrative expense at Argosy Casino Lawrenceburg decreased by $1.1 million and $1.6 million for the three and six months ended June 30, 2008, respectively, primarily due to decreased insurance and other costs.

General and administrative expense at Argosy Casino Alton decreased by $1.4 million and $2.5 million for the three and six months ended June 30, 2008, respectively, primarily due to cost reduction measures and a decrease in worker’s compensation claims.

Corporate overhead expense decreased by $2.2 million and $3.6 million for the three and six months ended June 30, 2008, respectively, primarily due to the costs incurred relating to the expensing of equity-based compensation awards as required under SFAS No. 123 (revised 2004), “Share-Based Payment” having decreased by $0.8 million and $3.3 million, as fewer equity-based compensation awards were granted during the three and six months ended June 30, 2008 than the three and six months ended June 30, 2007, and lower lobbying expenses, both of which were partially offset by an increase in legal fees.

General and administrative expense at Hollywood Casino at Penn National Race Course increased by $4.1 million and $7.7 million for the three and six months ended June 30, 2008, respectively, as the casino opened on February 12, 2008.

General and administrative expense at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, increased by $0.8 million and $3.1 million for the three and six months ended June 30, 2008, respectively.

Depreciation and amortization expense

Depreciation and amortization expense increased by $7.6 million, or 20.1%, and $12.0 million, or 16.4%, for the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007, primarily due to the first full quarter contribution from the casino at Hollywood Casino at Penn National Race Course and the acquisition of Black Gold Casino at Zia Park.

Depreciation and amortization expense at Hollywood Casino at Penn National Race Course increased by $6.7 million and $9.3 million for the three and six months ended June 30, 2008, respectively, as the casino opened on February 12, 2008.

Depreciation and amortization expense at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, increased by $0.2 million and $1.5 million for the three and six months ended June 30, 2008, respectively.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2008	2007	Variance	Variance
Interest expense	$(44,536)	$(51,302)	$6,766	13.2%
Interest income	553	1,289	(736)	(57.1)%
(Loss) earnings from joint venture	(152)	325	(477)	(146.8)%
Other	(574)	(5,476)	4,902	89.5%
Total other expenses	$(44,709)	$(55,164)	$10,455	19.0%

				Percentage
Six Months Ended June 30,	2008	2007	Variance	Variance
Interest expense	$(91,751)	$(99,649)	$7,898	7.9%
Interest income	1,236	2,165	(929)	(42.9)%
(Loss) earnings from joint venture	(911)	365	(1,276)	(349.6)%
Other	884	(5,704)	6,588	115.5%
Total other expenses	$(90,542)	$(102,823)	$12,281	11.9%

Interest expense

Interest expense decreased by $6.8 million, or 13.2%, and $7.9 million, or 7.9%, for the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007, primarily due to lower interest rates on our $2.725 billion senior secured credit facility, as well as higher capitalized interest, in 2008.

Other

Other increased by $4.9 million, or 89.5%, and $6.6 million, or 115.5%, for the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007, primarily due to foreign currency translation gains that were recorded during the three and six months ended June 30, 2008.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $179.6 million and $276.9 million for the six months ended June 30, 2008 and 2007, respectively. Net cash provided by operating activities for the six months ended June 30, 2008 included net income of $77.8 million, non-cash reconciling items, such as depreciation, amortization and the charge for stock compensation, of $107.6 million, partially offset by net changes in asset and liability accounts of $5.8 million.

Net cash used in investing activities totaled $196.4 million and $394.2 million for the six months ended June 30, 2008 and 2007, respectively. Net cash used in investing activities for the six months ended June 30, 2008 included expenditures for property and equipment totaling $196.6 million and final purchase price adjustments for acquisition of businesses, such as Black Gold Casino at Zia Park and Sanford-Orlando Kennel Club, totaling $0.4 million, both of which were partially offset by proceeds from the sale of property and equipment totaling $0.6 million.

Net cash (used in) provided by financing activities totaled $(33.2) million and $108.4 million for the six months ended June 30, 2008 and 2007, respectively. Net cash used in financing activities for the six months ended June 30, 2008 included principal payments on long-term debt totaling $136.4 million and $16.0 million in payments on insurance financing, both of which were partially offset by proceeds from the exercise of stock options totaling $0.8 million, proceeds from the issuance of long-term debt of $118.0 million, and the tax benefit from stock options exercised totaling $0.4 million.

On July 3, 2008, we entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee and a $1.25 billion, zero coupon, preferred equity investment. Pursuant to the terms of the preferred equity purchase agreement, the purchasers made a nonrefundable $475 million payment to us on July 3, 2008, in addition to the payment of the nonrefundable $225 million cash termination fee. Under the terms of the purchase agreement, the purchasers have subsequently deposited the remaining preferred equity investment purchase consideration with an escrow agent. The funds will be released from escrow upon the issuance of the preferred stock, which is subject to the receipt of required regulatory approvals and the satisfaction of certain other conditions. We are in the process of seeking the required regulatory approvals and expect to satisfy all conditions to funding and the related issuance of the preferred stock by the fourth quarter of 2008. We used the net proceeds from the investment and the after-tax proceeds from the termination fee to repay existing debt and for repurchases of our common stock (which was authorized by our Board of Directors in July 2008).

Capital Expenditures

Capital expenditures are accounted for as either capital project or capital maintenance (replacement) expenditures. Capital project expenditures are for fixed asset additions that expand an existing facility. Capital maintenance expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair.

The following table summarizes our expected capital project expenditures by property for the fiscal year ending December 31, 2008, and actual expenditures for the six months ended June 30, 2008:

	Expected for	Expenditures
	Year Ending	for Six Months
	December 31,	Ended June 30,	Balance to
Property	2008	2008	Expend in 2008
	(in millions)

Charles Town Entertainment Complex	$17.6	$8.1	$9.5
Hollywood Casino at Penn National Race Course	91.1	70.3	20.8
Hollywood Slots Hotel and Raceway	81.8	49.2	32.6
Argosy Casino Lawrenceburg	93.0	35.7	57.3
Empress Casino Hotel	2.0	0.1	1.9
Black Gold Casino at Zia Park	1.9	—	1.9
Other	33.6	0.6	33.0
Total	$321.0	$164.0	$157.0

Our next phase of development at Charles Town Entertainment Complex is the construction of a 153-room hotel, which is expected to be completed in the third quarter of 2008.

On February 12, 2008, we opened the casino at Hollywood Casino at Penn National Race Course, which included, upon opening, 2,020 slot machines, a five-story garage, an innovative, multi-media Hollywood design theme and bars and restaurants ranging from casual dining to higher-end fare. The facility has capacity for 980 additional gaming devices, and we plan to add 237 additional slots and construct a buffet, both of which will open in the fourth quarter of 2008, and a signature restaurant, which will open thereafter.

The Hollywood Slots Hotel and Raceway in Bangor, Maine opened on July 1, 2008. The permanent facility included 1,000 slot machines at opening, an attached parking garage and several restaurants.  The 152-room hotel currently being built is expected to open during the third quarter of 2008.

The expansion at Argosy Casino Lawrenceburg includes the addition of 1,450 parking spaces and 1,500 gaming positions, as well as enhanced amenities and a floor layout that will better facilitate customer flow.  The garage and pedestrian walkway opened in May 2008.

We plan to invest $50 million to improve Empress Casino Hotel’s competitive position, as the Illinois Gaming Board resolved to allow us to retain the facility.  We are in the design phase for these improvements, and expect to begin these facility enhancements in late 2008. We expect the gaming vessel, food, beverage and VIP amenity upgrades will be completed in the second half of 2009.

At our Black Gold Casino at Zia Park, we have started design of a 150-room hotel, which will include a new steakhouse. We expect to break ground for this project during the first quarter of 2009.  We believe that the property will benefit from a lodging component that will extend current patrons’ time at these facilities and attract additional visitation.

During the six months ended June 30, 2008, we spent approximately $32.6 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolver portion of our $2.725 billion senior secured credit facility have funded our capital project and capital maintenance expenditures in 2008 to date.

Debt

Senior Secured Credit Facility

During the six months ended June 30, 2008, our $2.725 billion senior secured credit facility amount outstanding decreased by $17.8 million, primarily due to principal payments on long-term debt, partially offset by the issuance of long-term debt for items such as payment for capital expenditures, funding associated with the opening of the Hollywood Casino at Penn National Race Course, and privilege payments to the State of Kansas.  In early July 2008, using the funds available from the termination of the Merger Agreement, we repaid the total amount of cash drawn under the revolver portion of our $2.725 billion senior secured credit facility.

6 7/8% Senior Subordinated Notes

On May 9, 2008, Merger Sub announced that it had commenced a cash tender offer and consent solicitation for any and all of our $200 million 6 7/8% senior subordinated notes. The tender offer and consent solicitation was being conducted in connection with the Merger Agreement and the obligation to accept for purchase and to pay for such notes was subject to the satisfaction or waiver of certain conditions, including the consummation of the Merger. In connection with the termination of the Merger Agreement, these offers were withdrawn.

6 3/4 % Senior Subordinated Notes

On May 9, 2008, Merger Sub announced that it had commenced a cash tender offer and consent solicitation for any and all of our $250 million 6 3/4 % senior subordinated notes. The tender offer and consent solicitation was being conducted in connection with the Merger Agreement and the obligation to accept for purchase and to pay for such notes was subject to the satisfaction or waiver of certain conditions, including the consummation of the Merger. In connection with the termination of the Merger Agreement, these offers were withdrawn.

Covenants

At June 30, 2008, we were in compliance with all required financial covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at June 30, 2008 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates at period-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each period-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve as of June 30, 2008.

	7/1/08 -	7/1/09 -	7/1/10 -	7/1/11 -	7/1/12 -			Fair Value
	6/30/09	6/30/10	6/30/11	6/30/12	6/30/13	Thereafter	Total	6/30/08
	(in thousands)
Long-term debt:
Fixed rate	$5,808	$5,707	$5,599	$203,400	$—	$250,000	$470,514	$463,514
Average interest rate	7.00%	7.00%	7.00%	6.88%	—	6.75%

Variable rate	$93,688	$97,750	$707,938	$1,191,750	$387,749	$—	$2,478,875	$2,478,875
Average interest rate (1)	5.33%	5.72%	5.89%	6.25%	6.35%	—

Leases	$2,315	$1,367	$1,052	$1,123	$80	$1,880	$7,817	$7,817
Average interest rate	6.87%	6.11%	5.69%	5.66%	7.72%	7.72%

Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$811,000	$574,000	$—	$—	$—	$—	N/A	$(26,812)
Average pay rate	4.93%	5.02%					N/A
Average receive rate (3)	3.78%	4.17%					N/A

(1)                                  Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)                                  Notional amounts outstanding at each period-end.

(3)                                  Estimated rate, reflective of forward LIBOR.

In accordance with the terms of our $2.725 billion senior secured credit facility, we were required to enter into interest rate swap agreements in an amount equal to 50% of the outstanding term loan balances within 100 days of the closing date of our $2.725 billion senior secured credit facility. On October 25, 2005, we entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. On April 6, 2006, we entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. On September 5, 2007, we entered into two interest rate swap contracts with terms of nine months and notional amounts of $197 million and $181 million, for a total of $378 million, and fixed interest rates of 5.01%. Under all of these contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of June 30, 2008, the applicable 90-day LIBOR rate was 2.91% for the $960 million swaps, 2.76% for the $300 million swaps, and 2.73% for the $181 million swap. The $197 million swap expired on June 17, 2008. On December 19, 2007, we entered into three monthly interest rate swap contracts, each with notional amounts of $146.25 million and fixed interest rates of 4.97% effective December 31, 2007, 4.47% effective January 31, 2008 and 4.40% effective February 29, 2008. Under these contracts, we pay a fixed interest rate against a variable interest rate based on the 30-day LIBOR rate. The $146.25 million swap matured on March 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective in providing that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PENN NATIONAL GAMING, INC.

August 11, 2008	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.