Form 10-Q
period 2008-09-30
PENN NATIONAL GAMING INC
filed 2008-11-10
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

      ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of November 1, 2008
Common Stock, par value $.01 per share	78,123,682 (includes 380,000 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from expectations. Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the impact of market conditions or applicable legal restrictions on the Company’s intention to repurchase shares of its common stock; the passage of state, federal or local legislation that would expand, restrict, further tax, prevent or negatively impact (such as a smoking ban at any of our facilities) operations in the jurisdictions in which we do business; the activities of our competitors and the emergence of new competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; delays or changes to, or cancellations of, planned capital projects at our gaming and pari-mutuel facilities or an inability to achieve the expected returns from such projects; the existence of attractive acquisition candidates and development opportunities, the costs and risks involved in the pursuit of those acquisitions and development opportunities and our ability to integrate those acquisitions; the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; the effects of local and national economic, credit and capital market and energy conditions on the economy in general, and on the gaming and lodging industries in particular; construction factors, including delays, increased cost of labor and materials; the outcome of legal proceedings instituted against the Company in connection with the termination of the previously announced acquisition of the Company by certain affiliates of Fortress Investment Group LLC and Centerbridge Partners, L.P.; changes in accounting standards; third-party relations and approvals; our dependence on key personnel; the impact of terrorism and other international hostilities; the availability and cost of financing; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission. We do not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$125,656	$174,372
Receivables, net of allowance for doubtful accounts of $3,661 and $3,241 at September 30, 2008 and December 31, 2007, respectively	54,559	56,427
Prepaid expenses and other current assets	82,670	52,825
Deferred income taxes	21,715	19,079
Total current assets	284,600	302,703

Property and equipment, net	1,791,009	1,688,393
Other assets
Investment in and advances to unconsolidated affiliate	14,945	15,548
Goodwill	2,013,284	2,013,139
Other intangible assets	769,771	777,441
Deferred financing costs, net of accumulated amortization of $36,104 and $27,680 at September 30, 2008 and December 31, 2007, respectively	37,720	46,144
Other assets	138,465	123,664
Total other assets	2,974,185	2,975,936
Total assets	$5,049,794	$4,967,032

Liabilities
Current liabilities
Current maturities of long-term debt	$105,774	$93,452
Accounts payable	26,753	28,581
Accrued expenses	101,293	163,579
Accrued interest	46,217	56,631
Accrued salaries and wages	60,688	54,149
Gaming, pari-mutuel, property, and other taxes	60,919	43,621
Income taxes payable	38,149	3,642
Insurance financing	14,162	16,515
Other current liabilities	39,072	33,704
Total current liabilities	493,027	493,874

Long-term liabilities
Long-term debt, net of current maturities	2,287,986	2,881,470
Deferred income taxes	377,989	385,089
Noncurrent tax liabilities	82,523	82,849
Other noncurrent liabilities	474,178	2,788
Total long-term liabilities	3,222,676	3,352,196

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, none issued and outstanding at September 30, 2008 and December 31, 2007)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 85,880,866 and 88,579,070 shares issued at September 30, 2008 and December 31, 2007, respectively)	859	887
Treasury stock (1,698,800 shares issued at December 31, 2007)	—	(2,379)
Additional paid-in capital	307,759	322,760
Retained earnings	1,040,928	815,678
Accumulated other comprehensive loss	(15,455)	(15,984)
Total shareholders’ equity	1,334,091	1,120,962
Total liabilities and shareholders’ equity	$5,049,794	$4,967,032

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Gaming	$558,424	$574,717	$1,685,455	$1,694,091
Management service fee	4,898	5,217	13,577	13,032
Food, beverage and other	88,670	82,418	252,040	239,082
Gross revenues	651,992	662,352	1,951,072	1,946,205
Less promotional allowances	(34,105)	(32,902)	(99,105)	(95,253)
Net revenues	617,887	629,450	1,851,967	1,850,952
Operating expenses
Gaming	298,202	296,919	887,644	878,296
Food, beverage and other	68,935	62,476	200,454	183,929
General and administrative	110,149	98,935	306,144	291,427
Depreciation and amortization	44,224	37,241	129,198	110,221
Total operating expenses	521,510	495,571	1,523,440	1,463,873
Income from operations	96,377	133,879	328,527	387,079

Other income (expenses)
Interest expense	(37,880)	(50,203)	(129,631)	(149,852)
Interest income	720	1,020	1,956	3,185
(Loss) earnings from joint venture	(139)	(122)	(1,050)	243
Merger termination settlement fees, net of related expenses	195,471	—	195,471	—
Other	636	(2,637)	1,520	(8,341)
Total other income (expenses)	158,808	(51,942)	68,266	(154,765)

Income from operations before income taxes	255,185	81,937	396,793	232,314
Taxes on income	107,694	35,347	171,543	104,484
Net income	$147,491	$46,590	$225,250	$127,830

Basic earnings per share	$1.72	$0.54	$2.61	$1.50
Diluted earnings per share	$1.69	$0.52	$2.55	$1.45

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2006	86,814,999	$868	$(2,379)	$251,943	$667,557	$3,174	$921,163
Stock option activity, including tax benefit of $16,897	1,578,535	16	—	55,985	—	—	56,001	$—
Restricted stock	(60,000)	—	—	1,470	—	—	1,470	—
Change in fair value of interest rate swap contracts, net of income taxes of $4,324	—	—	—	—	—	(7,615)	(7,615)	(7,615)
Foreign currency translation adjustment	—	—	—	—	—	505	505	505
Cumulative effect of adoption of FIN 48	—	—	—	—	(11,932)	—	(11,932)	—
Net income	—	—	—	—	127,830	—	127,830	127,830
Balance, September 30, 2007	88,333,534	$884	$(2,379)	$309,398	$783,455	$(3,936)	$1,087,422	$120,720

Balance, December 31, 2007	88,579,070	$887	$(2,379)	$322,760	$815,678	$(15,984)	$1,120,962
Stock option activity, including tax benefit of $965	150,196	2	—	17,511	—	—	17,513	$—
Share activity	(2,848,400)	(30)	2,379	(33,988)	—	—	(31,639)	—
Restricted stock	—	—	—	1,476	—	—	1,476	—
Change in fair value of interest rate swap contracts, net of income taxes of $801	—	—	—	—	—	1,410	1,410	1,410
Change in fair value of corporate debt securities	—	—	—	—	—	(420)	(420)	(420)
Foreign currency translation adjustment	—	—	—	—	—	(461)	(461)	(461)
Net income	—	—	—	—	225,250	—	225,250	225,250
Balance, September 30, 2008	85,880,866	$859	$—	$307,759	$1,040,928	$(15,455)	$1,334,091	$225,779

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Nine Months Ended September 30,	2008	2007
Operating activities
Net income	$225,250	$127,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,198	110,221
Amortization of items charged to interest expense	9,489	9,777
Amortization of items charged to interest income	(38)	—
Loss on sale of fixed assets	999	1,366
Loss (earnings) from joint venture	1,050	(243)
Deferred income taxes	2,936	11,928
Charge for stock compensation	18,519	19,184
Decrease (increase), net of businesses acquired
Accounts receivable	1,868	3,608
Insurance receivable	—	100,000
Prepaid expenses and other current assets	(30,414)	5,568
Other assets	(10,567)	(18,594)
(Decrease) increase, net of businesses acquired
Accounts payable	(2,106)	(27,325)
Accrued expenses	(17,958)	(21,484)
Accrued interest	(8,203)	1,009
Accrued salaries and wages	6,539	3,417
Gaming, pari-mutuel, property and other taxes	17,298	15,626
Income taxes payable	23,992	(4,356)
Other current and noncurrent liabilities	5,358	4,507
Other noncurrent tax liabilities	(2,465)	4,096
Net cash provided by operating activities	370,745	346,135
Investing activities
Expenditures for property and equipment	(272,951)	(232,061)
Proceeds from sale of property and equipment	882	14,251
Investment in corporate debt securities	(5,110)	—
Acquisition of businesses and licenses, net of cash acquired	(382)	(253,078)
Net cash used in investing activities	(277,561)	(470,888)
Financing activities
Proceeds from exercise of options	1,942	21,390
Repurchases of common stock	(31,627)	—
Proceeds from issuance of long-term debt	215,937	327,000
Principal payments on long-term debt	(798,164)	(231,831)
Deposit on preferred stock, net of related expenses	471,400	—
Proceeds on insurance financing	22,255	25,978
Payments on insurance financing	(24,608)	(24,059)
Tax benefit from stock options exercised	965	16,897
Net cash (used in) provided by financing activities	(141,900)	135,375
Net (decrease) increase in cash and cash equivalents	(48,716)	10,622
Cash and cash equivalents at beginning of year	174,372	168,515
Cash and cash equivalents at end of period	$125,656	$179,137

Supplemental disclosure
Interest expense paid	$139,310	$147,732
Income taxes paid	$135,598	$85,475

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2007 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.  Merger Announcement and Termination

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

On July 3, 2008, the Company entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, the Company agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee (the “Cash Termination Fee”) and a $1.25 billion, zero coupon, preferred equity investment. Pursuant to the terms of the preferred equity purchase agreement, the purchasers made a nonrefundable $475 million payment (the “Initial Investment”) to the Company on July 3, 2008, in addition to the payment of the Cash Termination Fee. Under the terms of the purchase agreement, the purchasers deposited the remaining preferred equity investment purchase consideration with an escrow agent. The funds will be released from escrow upon the issuance of the preferred stock, which is subject to the receipt of required regulatory approvals and the satisfaction of certain other conditions. The Company is in the process of seeking the required regulatory approvals and expects to satisfy all conditions to funding and the related issuance of the preferred stock in the fourth quarter of 2008. The Company primarily used the net proceeds from the Initial Investment and the after-tax proceeds of the Cash Termination Fee to repay some of its existing debt and for repurchases of its common stock. The repurchase of up to $200 million of the Company’s common stock over the twenty-four month period ending July 2010 was authorized by the Company’s Board of Directors in July 2008. See Note 13 for information regarding the receipt of the remaining preferred equity investment purchase consideration and the issuance of the preferred stock in the fourth quarter of 2008.

On December 26, 2007, the Company entered into a Change in Control Payment Acknowledgement and Agreement (the “Acknowledgement and Agreement”) with certain members of its management team. Pursuant to the Acknowledgement and Agreement, a portion of the payment due on a change in control to such executives was accelerated and paid on or before December 31, 2007. The Acknowledgement and Agreements were entered into as part of actions taken to reduce the amount of “gross-up” payments pertaining to federal excise taxes that may have otherwise been owed to such executives under the terms of their existing employment agreements in connection with the change in control payments due upon the consummation of the Merger. The accelerated change in control payments were subject to a clawback right in the event the Merger was terminated pursuant to the terms of the Merger Agreement or the closing of the Merger otherwise failed to occur or if the executive’s employment with the Company was terminated prior to the effective date of the Merger under circumstances where the executive was not entitled to receive the remainder of his change in control payment under the terms of his employment agreement.  In July 2008, the Company exercised its clawback right for the accelerated change in control payments in accordance with the Acknowledgement and Agreement, and advised the affected executives of the amounts to be repaid and the due date. The Company has received the net amount from each executive, and is working with each executive to recover the applicable taxes.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Rooms	$4,568	$4,164	$12,835	$11,402
Food and beverage	26,249	26,037	76,317	76,955
Other	3,288	2,701	9,953	6,896
Total promotional allowances	$34,105	$32,902	$99,105	$95,253

The estimated cost of providing such complimentary services for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Rooms	$1,824	$1,580	$5,151	$4,833
Food and beverage	18,786	18,274	54,513	53,280
Other	1,602	1,462	4,402	3,833
Total cost of complimentary services	$22,212	$21,316	$64,066	$61,946

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS. Options to purchase 4,939,838 and 1,567,760 shares were outstanding during the three and nine months ended September 30, 2008, respectively, but were not included in the computation of diluted EPS because they are antidilutive. Options to purchase 66,736 and 1,445,057 shares were outstanding during the three and nine months ended September 30, 2007, respectively, but were not included in the computation of diluted EPS because they are antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Determination of shares:
Weighted-average common shares outstanding	85,785	85,931	86,288	85,336
Assumed conversion of dilutive stock options	1,445	2,882	1,940	2,803
Diluted weighted-average common shares outstanding	87,230	88,813	88,228	88,139

The repurchase of up to $200 million of the Company’s common stock over the twenty-four month period ending July 2010 was authorized by the Company’s Board of Directors in July 2008. During the three months ended September 30, 2008, the Company repurchased 1,149,600 shares of its common stock in open market transactions for approximately $31.7 million, at an average price of $27.52. See Note 13 for information regarding the Company’s repurchase of shares of its common stock in open market transactions during the month ended October 31, 2008.

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

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility at September 30, 2008 was estimated based on the historical volatility of the Company’s stock price over a period of 4.72 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994, and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at September 30, 2008 and 2007:

Nine Months Ended September 30,	2008	2007

Risk-free interest rate	3.28%	4.24%
Expected volatility	35.87%	37.68%
Dividend yield	—	—
Weighted-average expected life (years)	4.72	4.73
Forfeiture rate	4.00%	4.00%

4.  New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have an impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141 (revised), “Business Combinations”, and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. The Company is currently determining the impact of FSP FAS 142-3 on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements.  In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1, which was effective upon the initial adoption of SFAS 157, amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which was effective upon issuance.  FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2008. The January 1, 2008 adoption did not have a significant impact on the Company. The Company will apply SFAS 157, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently determining the impact of applying SFAS 157, as amended, to these items. See Note 12 for further information regarding the adoption of SFAS 157.

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

Black Gold Casino at Zia Park

On April 16, 2007, pursuant to the Asset Purchase Agreement dated November 7, 2006 among Zia Partners, LLC (“Zia”), Zia Park LLC (the “Buyer”), a wholly-owned subsidiary of Penn, and (solely with respect to specified sections thereof which relate to the Company’s guarantee of the Buyer’s payment and performance) Penn, the Buyer completed the acquisition of Black Gold Casino at Zia Park and all related assets of Zia. Penn funded this purchase with additional borrowings under its existing $750 million revolving credit facility. The Company accounted for the acquisition in accordance with SFAS 141. As a result of the acquisition, the Company recorded goodwill of $144.2 million and other intangible assets of $3.7 million. The results of the Black Gold Casino at Zia Park have been included in the Company’s consolidated financial statements since the acquisition date.

6.  Property and Equipment

Property and equipment, net, consists of the following:

	September 30, 2008	December 31, 2007
	(in thousands)

Land and improvements	$211,142	$188,379
Building and improvements	1,201,662	998,910
Furniture, fixtures, and equipment	630,852	503,969
Leasehold improvements	17,104	16,145
Construction in progress	287,307	423,209
Total property and equipment	2,348,067	2,130,612
Less accumulated depreciation and amortization	(557,058)	(442,219)
Property and equipment, net	$1,791,009	$1,688,393

Depreciation and amortization expense, for property and equipment, totaled $42.2 million and $123.3 million for the three and nine months ended September 30, 2008, respectively, as compared to $35.3 million and $104.6 million for the three and nine months ended September 30, 2007, respectively. Interest capitalized in connection with major construction projects was $2.4 million and $11.3 million for the three and nine months ended September 30, 2008, respectively, as compared to $3.7 million and $9.4 million for the three and nine months ended September 30, 2007, respectively.

7.  Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets had a gross carrying value of $2.8 billion at September 30, 2008 and December 31, 2007, and accumulated amortization of $32.9 million and $27.0 million at September 30, 2008 and December 31, 2007, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at September 30, 2008 and December 31, 2007:

	September 30, 2008			December 31, 2007
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Goodwill	$2,013,284	$—	$2,013,284	$2,013,139	$—	$2,013,139
Gaming license, racing permit and trademark intangible assets	753,276	—	753,276	755,166	—	755,166
Other intangible assets	49,396	32,901	16,495	49,316	27,041	22,275
Total	$2,815,956	$32,901	$2,783,055	$2,817,621	$27,041	$2,790,580

Gaming license, racing permit and trademark intangible assets decreased by $1.9 million during the nine months ended September 30, 2008 due to purchase price allocation adjustments related to the acquisition of Sanford-Orlando Kennel Club.

The Company’s intangible asset amortization expense was $2.0 million and $5.9 million for the three and nine months ended September 30, 2008, respectively, as compared to $1.9 million and $5.6 million for the three and nine months ended September 30, 2007, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at September 30, 2008 (in thousands):

2008 (3 months)	$1,785
2009	6,642
2010	5,773
2011	2,096
2012	199
Thereafter	—
Total	$16,495

8.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	September 30, 2008	December 31, 2007
	(in thousands)

Senior secured credit facility	$1,915,437	$2,496,625
$ 200 million 6 7/8% senior subordinated notes	200,000	200,000
$ 250 million 6 ¾%senior subordinated notes	250,000	250,000
Other long-term obligations	20,875	19,810
Capital leases	7,448	8,487
	2,393,760	2,974,922
Less current maturities of long-term debt	(105,774)	(93,452)
	$2,287,986	$2,881,470

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2008 (in thousands):

Within one year	$105,774
1-3 years	256,091
3-5 years	1,780,036
Over 5 years	251,859
Total minimum payments	$2,393,760

At September 30, 2008, the Company was contingently obligated under letters of credit issued pursuant to the $2.725 billion senior secured credit facility with face amounts aggregating $21.1 million.

Senior Secured Credit Facility

The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $54.9 million was drawn at September 30, 2008), a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility. During the three months ended September 30, 2008, the Company primarily used the net proceeds from the Initial Investment and the after-tax proceeds of the Cash Termination Fee to repay some of its existing debt.

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

In accordance with the terms of its $2.725 billion senior secured credit facility, the Company was required to enter into interest rate swap agreements in an amount equal to 50% of the Company’s consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the $2.725 billion senior secured credit facility.

On October 25, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. Under these contracts, the Company pays or paid a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of September 30, 2008, the applicable 90-day LIBOR rate was 2.80% for the $960 million swaps. The $224 million and $225 million swaps expired on October 27, 2008. The counterparty for the $225 million swap is Lehman Brothers, which filed for Chapter 11 bankruptcy protection during the three months ended September 30, 2008. The fair value of the $225 million swap was in a liability position at September 30, 2008, and is included in accrued interest within the consolidated balance sheet at September 30, 2008.

On April 6, 2006, the Company entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. Under these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of September 30, 2008, the applicable 90-day LIBOR rate was 2.80% for the $300 million swaps. The counterparty for one of the $100 million swaps is Lehman Brothers, which filed for Chapter 11 bankruptcy protection during the three months ended September 30, 2008. The fair value of this $100 million swap was in a liability position at September 30, 2008, and is included in accrued interest within the consolidated balance sheet at September 30, 2008.

On September 5, 2007, the Company entered into two interest rate swap contracts with terms of nine months and notional amounts of $197 million and $181 million, for a total of $378 million, and fixed interest rates of 5.01%. The $197 million swap expired on June 17, 2008, while the $181 million swap expired on July 18, 2008.

On December 19, 2007, the Company entered into three monthly interest rate swap contracts, each with notional amounts of $146.25 million and fixed interest rates of 4.97% effective December 31, 2007, 4.47% effective January 31, 2008 and 4.40% effective February 29, 2008. The $146.25 million swap matured on March 31, 2008.

Covenants

At September 30, 2008, the Company was in compliance with all required financial covenants.

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

In November 2005, Capital Seven, LLC and Shawn A. Scott (collectively, “Capital Seven”), the sellers of Bangor Historic Track, Inc. (“BHT”), filed a demand for arbitration with the American Arbitration Association seeking $30 million plus interest and other damages. Capital Seven alleged a breach of contract by the Company based on the Company’s payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price Capital Seven claims is due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on the Company’s operations, and currently are disputing the effective tax rate. Pursuant to the dispute resolution procedures, the Company deposited $30 million in escrow, pending a resolution. This amount is included in other assets within the consolidated balance sheets at September 30, 2008 and December 31, 2007.  Arbitration was held in April 2008. Post-arbitration briefs were filed in June 2008 and oral arguments were held in July 2008. A decision by the arbitrators is expected in the fourth quarter of 2008.

In conjunction with the Company’s acquisition of Argosy Gaming Company (“Argosy”) in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated over eight years ago related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost gaming revenues that the plaintiff contended it could have earned if the gaming license had been properly issued to the plaintiff. On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys’ fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys’ fees, costs and interest. The Company has established an appropriate reserve and has bonded the judgment pending its appeal. Both the plaintiff and the Company have appealed the judgment to the First Circuit Court of Appeals in Louisiana and oral arguments took place on August 28, 2008. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights.

In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge during the three months ended June 30, 2006 into a protest fund which accrues interest during the pendency of the lawsuit. The 3% tax surcharge expired on May 25, 2008. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. The four casino plaintiffs filed a petition for rehearing with the Illinois Supreme Court, which was denied on September 22, 2008. The casino plaintiffs plan to file a petition for certiorari, requesting the U.S. Supreme Court to hear the case. In October 2008, the casino plaintiffs were granted a stay of the order to keep the funds from being transferred to the racetracks while the further appeals are pending.

In August 2007, a complaint was filed on behalf of a putative class of public shareholders of the Company, and derivatively on behalf of the Company, in the Court of Common Pleas of Berks County, Pennsylvania (the “Complaint”). The Complaint names the Company’s Board of Directors as defendants and the Company as a nominal defendant. The Complaint alleges, among other things, that the Board of Directors breached their fiduciary duties by agreeing to the proposed transaction with Fortress and Centerbridge for inadequate consideration, that certain members of the Board of Directors have conflicts with regard to the Merger, and that the Company and its Board of Directors have failed to disclose certain material information with regard to the Merger. The Complaint seeks, among other things, a court order: determining that the action is properly maintained as a class action and a derivative action; enjoining the Company and its Board of Directors from consummating the proposed Merger; and awarding the payment of attorneys’ fees and expenses. The

Company and the plaintiff have reached a tentative settlement in which the Company agreed to pay certain attorneys’ fees and to make certain disclosures regarding the events leading up to the transaction with Fortress and Centerbridge in the proxy statement sent to shareholders in November 2007. Final settlement was contingent upon court approval and consummation of the transaction with Fortress and Centerbridge. Because the transaction with Fortress and Centerbridge was terminated as described in Note 2, the Company expects to move for a dismissal of the complaint.

On July 16, 2008, the Company was served with a purported class action lawsuit brought by Herman Braude, on behalf of himself and others who purchased shares of Company stock between April 1, 2008 and July 3, 2008. The lawsuit alleges that the Company’s disclosure practices relative to the proposed transaction with Fortress and Centerbridge and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint has been amended, among other things, to remove Herman Braude as a named plaintiff, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company expects to file its answer or otherwise respond in the fourth quarter of 2008.

On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the “County”) filed suit against Kansas Penn Gaming, LLC (“KPG,” a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. Defendants are currently contesting the validity and scope of the attachment and intend to defend the merits of the case going forward.

On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC (“HV”) in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the “Contract”) that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG’s alleged breach based on a Guaranty Agreement signed by the Company. HV has requested that the two cases be consolidated.

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $8.1 million and $23.0 million for the three and nine months ended September 30, 2008, respectively, as compared to $8.0 million and $23.8 million for the three and nine months ended September 30, 2007, respectively.

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

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at September 30, 2008 are as follows (in thousands):

Within one year	$7,035
1-3 years	9,838
3-5 years	7,356
Over 5 years	23,418
Total	$47,647

10.  Subsidiary Guarantors

Under the terms of the $2.725 billion senior secured credit facility, all of Penn’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets, excluding intercompany balances, of $42.5 million (approximately 0.8% of total assets at September 30, 2008). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn’s subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three and nine months ended, September 30, 2008. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and nine months ended, September 30, 2008 and 2007, as Penn had no significant independent assets and no independent operations at, and for the three and nine months ended, September 30, 2008, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

Under the terms of the $200 million 6 7/8% senior subordinated notes, all of Penn’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets, excluding intercompany balances, of $14.8 million (approximately 0.3% of total assets at September 30, 2008). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn’s subsidiaries under the terms of the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three and nine months ended, September 30, 2008. There are no significant restrictions within the $200 million 6 7/8% senior subordinated notes on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the $200 million 6 7/8% senior subordinated notes, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and nine months ended, September 30, 2008 and 2007, as Penn had no significant independent assets and no independent operations at, and for the three and nine months ended, September 30, 2008, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

11.  Investment in Corporate Securities

During the three months ended September 30, 2008, the Company made a $5.1 million investment in the corporate debt securities of other gaming companies. The investment, which the Company is treating as available-for-sale securities, is included in other assets within the consolidated balance sheet at September 30, 2008. During the three months ended September 30, 2008, the Company recorded a $420,000 unrealized loss in other comprehensive income for this investment.

The following is a schedule of the contractual maturities of the Company’s investment in corporate securities at September 30, 2008 (in thousands):

Within one year	$—
1-3 years	—
3-5 years	4,690
Over 5 years	—
Total	$4,690

12.  Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for certain balance sheet items. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy are described below:

•                  Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•                  Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at September 30, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in corporate debt securities	$4,690	$—	$—	$4,690

Liabilities:
Interest rate swaps	—	24,685	—	24,685

The investment in corporate debt securities is included in other assets and the interest rate swaps are included in accrued interest within the consolidated balance sheet at September 30, 2008. See Note 13 for information regarding the Company’s investment in the corporate debt securities of other gaming companies during the month ended October 31, 2008.

13. Subsequent Events

On October 30, 2008, following the receipt of required regulatory approvals and the satisfaction of certain other conditions, the Company closed the sale of the $1.25 billion, zero coupon, preferred equity investment, and received the remaining preferred equity investment purchase consideration of $775 million from the escrow agent. The closing of the sale and the receipt of the remaining preferred equity investment purchase consideration will have an impact on the Company’s basic and diluted EPS computations that will be reflected in future filings, as required.

Pursuant to the terms of the preferred equity purchase agreement, and in conjunction with the closing of the sale of the $1.25 billion, zero coupon, preferred equity investment, Wesley R. Edens, the Chairman and Chief Executive Officer of Fortress, has joined the Company’s Board of Directors, increasing the size of the Board to seven members.

During the month ended October 31, 2008, the Company repurchased 7,785,384 shares of its common stock in open market transactions for approximately $120.9 million, at an average price of $15.51.

During the month ended October 31, 2008, the Company made a $38.9 million investment in the corporate debt securities of other gaming companies. The Company intends on treating the investment as available-for-sale securities.

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

On July 3, 2008, we entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee (the “Cash Termination Fee”) and a $1.25 billion, zero coupon, preferred equity investment (the “Investment”). Pursuant to the terms of the preferred equity purchase agreement, the purchasers made a nonrefundable $475 million payment (the “Initial Investment”) to us on July 3, 2008, in addition to the payment of the Cash Termination Fee. Under the terms of the purchase agreement, the purchasers deposited the remaining preferred equity investment purchase consideration with an escrow agent, with the funds to be released from escrow upon the issuance of the preferred stock. On October 30, 2008, following the receipt of required regulatory approvals and the satisfaction of certain other conditions, we closed the sale of the $1.25 billion, zero coupon, preferred equity investment, and received the remaining preferred equity investment purchase consideration of $775 million from the escrow agent. The closing of the sale and the receipt of the remaining preferred equity investment purchase consideration will have an impact on our basic and diluted earnings per share (“EPS”) computations that will be reflected in future filings, as required.

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

Executive Summary

Factors affecting our results for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, included the current economic conditions, the impact of the Illinois and Colorado smoking bans that became effective on January 1, 2008, lobbying costs incurred for efforts primarily in Ohio, Maryland and Maine, separation payments to Leonard DeAngelo, disruption of business due to hurricanes, a full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, the opening of the permanent facility at Hollywood Slots Hotel and Raceway in Bangor, Maine, the acquisition of Sanford-Orlando Kennel Club, the impact of the Argosy Casino Riverside hotel, competitive pressures, the receipt of the Cash Termination Fee, net of related expenses, and the expiration of the 3% tax surcharge at Hollywood Casino Aurora and Empress Casino Hotel in May 2008.

Financial Highlights:

•                  Net revenues decreased $11.6 million, or 1.8%, for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, primarily due to decreases related to current economic conditions and competitive pressures, as well as disruption of business due to hurricanes and the effect of the impact of the Illinois and Colorado smoking bans that became effective on January 1, 2008. These decreases were partially offset by increases in net revenues due to a full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, the opening of the permanent facility at Hollywood Slots Hotel and Raceway, the acquisition of Sanford-Orlando Kennel Club, and the impact of the Argosy Casino Riverside hotel.

•                  Income from operations decreased $37.5 million, or 28.0%, for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, primarily due to the overall decrease in net revenues, and increases in gaming expense, food, beverage and other expense, general and administrative expense and depreciation expense.

•                  Net income increased $100.9 million, or 216.6%, for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, primarily due to the variances explained above as well as the receipt of the Cash Termination Fee, net of related expenses, and a related increase in income taxes.

Other Developments:

•                  In November 2008, a ballot measure that would have amended the Ohio Constitution to allow a casino near the Town of Wilmington in Southwest Ohio failed.  In Maryland, voters overwhelmingly approved gaming expansion at five targeted regions throughout the state.  In Missouri, the state’s $500 loss limit was repealed, and in Colorado, the state bet limit was increased from $5 to $100.

•                  On October 30, 2008, following the receipt of required regulatory approvals and the satisfaction of certain other conditions, we closed the sale of the $1.25 billion, zero coupon, preferred equity investment, and received the remaining preferred equity investment purchase consideration of $775 million from the escrow agent. The closing of the sale and the receipt of the remaining preferred equity investment purchase consideration will have an impact on our basic and diluted EPS computations that will be reflected in future filings, as required. On July 3, 2008, we had entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we had agreed to receive a total of $1.475 billion, consisting of the Cash Termination Fee and the Investment. Pursuant to the terms of the preferred equity purchase agreement, the purchasers made the Initial Investment to us on July 3, 2008, in addition to the payment of the Cash Termination Fee. Under the terms of the purchase agreement, the purchasers had deposited the remaining preferred equity investment purchase consideration with an escrow agent, with the funds to be released from escrow upon the issuance of the preferred stock.

•                  Pursuant to the terms of the preferred equity purchase agreement, and in conjunction with the closing of the sale of the $1.25 billion, zero coupon, preferred equity investment, Wesley R. Edens, the Chairman and Chief Executive Officer of Fortress, has joined our Board of Directors, increasing the size of our Board to seven members.

•                  We primarily used the net proceeds from the Initial Investment and the after-tax proceeds of the Cash Termination Fee to repay some of our existing debt and for repurchases of our common stock. The repurchase of up to $200 million of our common stock over the twenty-four month period ending July 2010 was authorized by our Board of Directors in July 2008. During the three months ended September 30, 2008, we repurchased approximately 1,149,600 shares of our common stock in open market transactions for approximately $31.7 million, at an average price of $27.52. During the month ended October 31, 2008, we repurchased 7,785,384 shares of our common stock in open market transactions for approximately $120.9 million, at an average price of $15.51.

•                  On September 5, 2008, the 153-room hotel at Charles Town Entertainment Complex was opened to the public.

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

•                  On July 16, 2008, we were served with a purported class action lawsuit brought by Herman Braude, on behalf of himself and others who purchased shares of Company stock between April 1, 2008 and July 3, 2008. The lawsuit alleges that our disclosure practices relative to the proposed transaction with Fortress and Centerbridge and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint has been amended, among other things, to remove Herman Braude as a named plaintiff, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. We expect to file our answer or otherwise respond in the fourth quarter of 2008.

•                  On July 7, 2008, we announced that we had secured an exclusive 18-month option to purchase approximately 36 acres of land located in Perryville, Cecil County, Maryland from Principio Iron Company L.P. The optioned parcel of land is part of an approximately 150-acre site being developed, which is expected to include a retail center, hotel and visitor’s center.

•                  In July 2008, we exercised our clawback right for the accelerated change in control payments previously provided to certain members of our management team in accordance with the Change in Control Payment Acknowledgement and Agreement that we had entered into with certain members of our management team on December 26, 2007, and advised the affected executives of the amounts to be repaid and the due date. We have received the net amount from each executive, and are working with each executive to recover the applicable taxes.

•                  In the third quarter of 2008, we paid certain members of our management team a total of approximately $3.1 million in cash, which represents the external measure portion of our Annual Incentive Plan for 2007. The payments to the named executive officers were made as follows: Peter M. Carlino, $1.4 million; William J. Clifford, $0.5 million; Leonard M. DeAngelo, $0.5 million; Jordan B. Savitch, $0.2 million; Robert S. Ippolito, $0.1 million. The external measure portion provided for the payment of incentive compensation upon our achievement of pre-established goals regarding our free cash flow (ranking results versus the peer group from unadjusted data reported in the Standard & Poors Research Insight database). The payments were not made earlier as the external free cash flow measure is calculated using publicly-available information regarding the peer group, which had not yet been published. Each named executive officer agreed and confirmed in writing that such payment would not be included in any future determination of any severance or change in control payment that may be due under any employment agreement between such executive and us.

•                  In July 2008, we made our annual stock option grant to executives and other eligible employees following the termination of the Merger Agreement. We issued 1,651,500 stock options on July 8, 2008, at a price of $29.87. We had previously elected to defer our annual stock option grant to executives and other eligible employees due to the anticipated Merger.

•                  On July 1, 2008, the permanent Hollywood Slots at Bangor facility, which is called the Hollywood Slots Hotel and Raceway, was opened. The permanent facility included 1,000 slot machines at opening, an attached parking garage and several restaurants.  In addition, a 152-room hotel opened in August 2008.

•                  In June 2008, we entered into the second term of our first layer of property insurance coverage in the amount of $200 million. The $200 million coverage, which is effective from August 8, 2007 through December 31, 2010, is on an “all risk” basis, including, but not limited to, coverage for “named windstorms,” floods and earthquakes. In June 2008, we also purchased an additional $100 million of “all risk” coverage including, but not limited to, coverage for “named windstorms,” floods and earthquakes.  The additional $100 million of “all risk” coverage excludes coverage for windstorms, “named windstorms,” floods, and earthquakes, for Boomtown Biloxi and Hollywood Casino Bay St. Louis. An additional $300 million of “all risk” coverage was purchased, which is subject to certain exclusions including, among others, exclusions for windstorms, “named windstorms,” floods and earthquakes. The two additional coverage layers are effective from June 1, 2008 through June 1, 2009. There is a $25 million deductible for “named windstorm” events, and lesser deductibles as they apply to other perils. All three layers are subject to specific policy terms, conditions and exclusions.

•                  On February 19, 2008, the Illinois Gaming Board resolved to allow us to retain the Empress Casino Hotel. As a result of this decision, we plan to invest $50 million in the facility, in order to improve its competitive position in the market. Previously, in connection with our acquisition of Argosy, we entered into an agreement with the Illinois Gaming Board in which we agreed, in part, to enter into an agreement to divest the Empress Casino Hotel by December 31, 2006, which date was later extended to June 30, 2008, subject to us having the right to request that the Illinois Gaming Board review and reconsider the terms of the agreement. We are in the design phase for these improvements, and expect to begin these facility enhancements in late 2008. We expect the gaming vessel, food, beverage and VIP amenity upgrades to be completed in the fourth quarter of 2009.

•                  On February 6, 2008, we announced that we named Timothy J. Wilmott to the position of President and Chief Operating Officer.

•                  On August 31, 2007 and November 28, 2007, we filed license applications with the Kansas Lottery Commission to be considered as a Lottery Gaming Facility Manager for our proposed resorts in Cherokee County and Sumner County, respectively. In May 2008, the Kansas Lottery Commission approved our subsidiary’s contracts to act as a Lottery Gaming Facility Manager in both counties. The management contracts were sent to the Kansas Lottery Gaming Facility Review Board (the “Review Board”) for their consideration, and we presented our proposals to the Review Board in July 2008. In June 2008, in accordance with the management contracts, we paid privilege fees totaling $50.0 million to the State of Kansas, which were refundable if the required approvals were not obtained or if we withdrew our application prior to obtaining all required approvals. In August 2008, we learned that we were unsuccessful in our bid to manage a gaming facility in Sumner County, and the $25 million privilege fee paid to the State of Kansas for Sumner County was returned in September 2008. In addition, in September 2008, although we were selected for a license in Cherokee County, we withdrew our application to manage the facility in Cherokee County for various reasons.

•                  On September 23, 2008, Kansas Penn Gaming, LLC (“KPG”, a wholly-owned subsidiary created to pursue a development project in Cherokee County, Kansas) filed an action against HV Properties of Kansas, LLC (“HV”) in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the “Contract”) that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against us claiming that we are liable to HV for KPG’s alleged breach based on a Guaranty Agreement signed by us. HV has requested that the two cases be consolidated.

•                  On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the “County”) filed suit against KPG and us in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. Defendants are currently contesting the validity and scope of the attachment and intend to defend the merits of the case going forward.

•                  In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge during the three months ended June 30, 2006 into a protest fund which accrues interest during the pendency of the lawsuit, and have subsequently expensed approximately $29.9 million in incremental tax, including $5.2 million during the nine months ended September 30, 2008. The 3% tax surcharge expired on May 25, 2008. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. The four casino plaintiffs filed a petition for rehearing with the Illinois Supreme Court, which was denied on September 22, 2008. The casino plaintiffs plan to file a petition for certiorari, requesting the U.S. Supreme Court to hear the case. In October 2008, the casino plaintiffs were granted a stay of the order to keep the funds from being transferred to the racetracks while the further appeals are pending.

•                  We are continuing to build and develop several of our properties, including Hollywood Casino at Penn National Race Course, Empress Casino Hotel, Argosy Casino Lawrenceburg, and Black Gold Casino at Zia Park.  Additional information regarding our capital projects is discussed in detail in the section entitled “Liquidity and Capital Resources—Capital Expenditures” below.

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

Long-lived assets

At September 30, 2008, we had a net property and equipment balance of $1,791.0 million within our consolidated balance sheet, representing 35% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income. We tested our long-lived assets for impairment as of October 1, 2008, and no impairment was indicated.

Goodwill and other intangible assets

At September 30, 2008, we had $2,013.3 million in goodwill and $769.8 million in other intangible assets within our consolidated balance sheet, representing 40% and 15% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions and projections for future operations. Goodwill is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” issued by the Financial Accounting Standards Board (“FASB”), we consider our gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized. The annual evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized. We tested our goodwill and other intangible assets for impairment as of October 1, 2008, and no impairment was indicated.

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

As a result of the implementation of FIN 48, we recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within our consolidated balance sheet at September 30, 2008.

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

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as the recent openings in Pennsylvania and Maine) and property expansion in under-penetrated markets.

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

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Maryland) and potential competitive threats to business at our existing properties (such as in Kansas, Maryland, Ohio, and Kentucky). The timing and occurrence of these events remain uncertain. We also face uncertainty regarding anticipated gaming expansion by one of our competitors in Baton Rouge, Louisiana. Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

•                  The continued demand for, and our emphasis on, slot wagering entertainment at our properties.

•                  The ongoing successful expansion at Hollywood Casino at Penn National Race Course, Empress Casino Hotel, Argosy Casino Lawrenceburg, and Black Gold Casino at Zia Park.

•                  The successful execution of the development and construction activities currently underway at a number of our facilities, as well as the risks associated with the costs, regulatory approval and the timing for these activities.

•                  The risks related to current economic conditions, which may negatively impact our operating results and our ability to access financing.

The results of operations for the three and nine months ended September 30, 2008 and 2007 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues:
Gaming	$558,424	$574,717	$1,685,455	$1,694,091
Management service fee	4,898	5,217	13,577	13,032
Food, beverage and other	88,670	82,418	252,040	239,082
Gross revenues	651,992	662,352	1,951,072	1,946,205
Less promotional allowances	(34,105)	(32,902)	(99,105)	(95,253)
Net revenues	617,887	629,450	1,851,967	1,850,952

Operating expenses:
Gaming	298,202	296,919	887,644	878,296
Food, beverage and other	68,935	62,476	200,454	183,929
General and administrative	110,149	98,935	306,144	291,427
Depreciation and amortization	44,224	37,241	129,198	110,221
Total operating expenses	521,510	495,571	1,523,440	1,463,873
Income from operations	$96,377	$133,879	$328,527	$387,079

The results of operations by property for the three and nine months ended September 30, 2008 and 2007 are summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended September 30,	2008	2007	2008	2007
	(in thousands)

Charles Town Entertainment Complex	$123,364	$133,376	$30,136	$34,229
Argosy Casino Lawrenceburg	104,925	121,777	29,317	37,070
Hollywood Casino Aurora	49,257	63,755	15,630	19,330
Empress Casino Hotel	42,916	55,926	7,997	8,100
Argosy Casino Riverside	46,465	44,999	11,844	11,050
Hollywood Casino Baton Rouge	29,591	34,201	8,310	11,695
Argosy Casino Alton	20,728	30,050	3,989	9,559
Hollywood Casino Tunica	22,346	26,380	3,801	5,429
Hollywood Casino Bay St. Louis	25,037	24,545	1,776	1,407
Argosy Casino Sioux City	13,747	13,504	3,599	3,285
Boomtown Biloxi	18,013	20,861	1,719	2,417
Hollywood Slots Hotel and Raceway (1)	18,495	12,674	544	2,870
Bullwhackers	6,126	7,886	(775)	245
Black Gold Casino at Zia Park	23,009	20,367	7,184	6,096
Casino Rama management service contract	4,898	5,217	4,451	4,811
Hollywood Casino at Penn National Race Course (2)	65,181	11,815	5,672	(1,419)
Raceway Park	2,152	2,117	(335)	(415)
Sanford-Orlando Kennel Club (3)	1,637	—	(255)	—
Earnings from Pennwood Racing, Inc.	—	—	—	—
Corporate overhead	—	—	(38,227)	(21,880)
Total	$617,887	$629,450	$96,377	$133,879

	Net Revenues		Income (loss) from Operations
Nine Months Ended September 30,	2008	2007	2008	2007
	(in thousands)

Charles Town Entertainment Complex	$367,949	$382,112	$89,095	$96,247
Argosy Casino Lawrenceburg	334,573	364,871	95,450	111,033
Hollywood Casino Aurora	153,380	192,307	42,069	56,071
Empress Casino Hotel	132,219	174,032	24,203	29,784
Argosy Casino Riverside	139,412	129,831	36,014	31,445
Hollywood Casino Baton Rouge	97,467	103,123	31,957	36,446
Argosy Casino Alton	65,156	91,279	11,743	22,853
Hollywood Casino Tunica	69,017	79,351	11,997	14,796
Hollywood Casino Bay St. Louis	76,329	73,495	4,919	4,670
Argosy Casino Sioux City	42,068	41,456	11,273	10,363
Boomtown Biloxi	57,619	67,599	8,085	12,545
Hollywood Slots Hotel and Raceway (1)	41,273	35,635	3,557	7,484
Bullwhackers	17,629	22,500	(1,626)	829
Black Gold Casino at Zia Park (4)	66,415	37,280	21,238	11,556
Casino Rama management service contract	13,577	13,032	12,318	11,983
Hollywood Casino at Penn National Race Course (2)	166,258	37,199	7,889	(3,891)
Raceway Park	6,082	5,850	(979)	(936)
Sanford-Orlando Kennel Club (3)	5,544	—	(389)	—
Earnings from Pennwood Racing, Inc.	—	—	—	—
Corporate overhead	—	—	(80,286)	(66,199)
Total	$1,851,967	$1,850,952	$328,527	$387,079

(1)                                  On July 1, 2008, the permanent Hollywood Slots at Bangor facility, which is called the Hollywood Slots Hotel and Raceway, was opened.

(2)                                  Hollywood Casino at Penn National Race Course includes the results of our Pennsylvania casino that opened on February 12, 2008, as well as the Penn National Race Course and four OTWs.

(3)                                  The acquisition effective date was October 17, 2007.

(4)                                  Results for the nine months ended September 30, 2007 reflect the April 16, 2007 acquisition effective date.

Revenues

Revenues for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

Three Months Ended September 30,	2008	2007	Variance	Percentage Variance
Gaming	$558,424	$574,717	$(16,293)	(2.8)%
Management service fee	4,898	5,217	(319)	(6.1)%
Food, beverage and other	88,670	82,418	6,252	7.6%
Gross revenues	651,992	662,352	(10,360)	(1.6)%
Less promotional allowances	(34,105)	(32,902)	(1,203)	3.7%
Net revenues	$617,887	$629,450	$(11,563)	(1.8)%

Nine Months Ended September 30,	2008	2007	Variance	Percentage Variance
Gaming	$1,685,455	$1,694,091	$(8,636)	(0.5)%
Management service fee	13,577	13,032	545	4.2%
Food, beverage and other	252,040	239,082	12,958	5.4%
Gross revenues	1,951,072	1,946,205	4,867	0.3%
Less promotional allowances	(99,105)	(95,253)	(3,852)	4.0%
Net revenues	$1,851,967	$1,850,952	$1,015	0.1%

Gaming revenue

Gaming revenue decreased by $16.3 million, or 2.8%, and $8.6 million, or 0.5%, for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007, primarily due to decreases at several of our properties, which were partially offset by increases due to a full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, the opening of the permanent facility at Hollywood Slots Hotel and Raceway, the acquisition of Black Gold Casino at Zia Park, and the impact of the hotel and successful marketing efforts at Argosy Casino Riverside.

Gaming revenue at Argosy Casino Lawrenceburg decreased by $16.1 million and $28.3 million for the three and nine months ended September 30, 2008, respectively, primarily due to current economic conditions and new competitive pressures.

Gaming revenue at Hollywood Casino Aurora decreased by $14.2 million and $38.2 million for the three and nine months ended September 30, 2008, respectively, primarily due to current economic conditions, new competitive pressures and the impact of the Illinois smoking ban that became effective on January 1, 2008.

Gaming revenue at Empress Casino Hotel decreased by $12.6 million and $40.9 million for the three and nine months ended September 30, 2008, respectively, primarily due to the impact of the Illinois smoking ban that became effective on January 1, 2008, an increase in cash back from promotional points programs, and competitive pressures.

Gaming revenue at Argosy Casino Alton decreased by $8.9 million and $25.3 million for the three and nine months ended September 30, 2008, respectively, primarily due to new competition in the region and the impact of the Illinois smoking ban that became effective on January 1, 2008.

Gaming revenue at Charles Town Entertainment Complex decreased by $8.8 million and $12.7 million for the three and nine months ended September 30, 2008, respectively, primarily due to a decrease in gaming play resulting from current economic conditions and competitive pressures.

Gaming revenue at Hollywood Casino Baton Rouge decreased by $4.6 million and $5.3 million for the three and nine months ended September 30, 2008, respectively, primarily due to current economic conditions and the impact of Hurricane Gustav during the third quarter of 2008.

Gaming revenue at Hollywood Casino Tunica decreased by $3.7 million and $9.5 million for the three and nine months ended September 30, 2008, respectively, primarily due to current economic conditions.

Gaming revenue at Boomtown Biloxi decreased by $2.5 million and $9.0 million for the three and nine months ended September 30, 2008, respectively, primarily due to continued competitive pressures, current economic conditions and the impact of Hurricane Gustav and Hurricane Ike during the third quarter of 2008.

Gaming revenue at Bullwhackers decreased by $1.9 million and $5.0 million for the three and nine months ended September 30, 2008, respectively, primarily due to current economic conditions, continued competitive pressures and the impact of the Colorado smoking ban that became effective on January 1, 2008.

Gaming revenue at Hollywood Casino at Penn National Race Course, which opened its casino on February 12, 2008, was $47.7 million and $123.8 million for the three and nine months ended September 30, 2008, respectively.

Gaming revenue at Hollywood Slots Hotel and Raceway increased by $4.9 million for both the three and nine months ended September 30, 2008 primarily due to the opening of the permanent facility on July 1, 2008.

Gaming revenue at Black Gold Casino at Zia Park increased by $2.2 million for the three months ended September 30, 2008, primarily due to favorable regional economic conditions and successful marketing efforts. Gaming revenue at Black Gold Casino at Zia Park increased by $27.0 million for the nine months ended September 30, 2008, as we acquired the property in mid-April 2007.

Gaming revenue at Argosy Casino Riverside increased by $1.2 million and $6.9 million for the three and nine months ended September 30, 2008, respectively, primarily due to the impact of its hotel and successful marketing efforts.

Food, beverage and other revenue

Food, beverage and other revenue increased by $6.3 million, or 7.6%, and $13.0 million, or 5.4%, for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007, primarily due to a full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, the acquisitions of Sanford-Orlando Kennel Club and Black Gold Casino at Zia Park, the opening of the permanent facility at Hollywood Slots Hotel and Raceway, and the impact of the hotel at Argosy Casino Riverside, all of which were partially offset by decreases at several of our properties.

Food, beverage and other revenue at Hollywood Casino at Penn National Race Course increased by $6.7 million and $8.7 million for the three and nine months ended September 30, 2008, respectively, as the casino opened on February 12, 2008.

Food, beverage and other revenue at Sanford-Orlando Kennel Club, which we acquired in mid-October 2007, was $1.6 million and $5.5 million for the three and nine months ended September 30, 2008, respectively.

Food, beverage and other revenue at Black Gold Casino at Zia Park increased by $0.4 million for the three months ended September 30, 2008, primarily due to favorable regional economic conditions and successful marketing efforts. Food, beverage and other revenue at Black Gold Casino at Zia Park increased by $2.2 million for the nine months ended September 30, 2008, as we acquired the property in mid-April 2007.

Food, beverage and other revenue at Hollywood Slots Hotel and Raceway increased by $1.3 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, primarily due to the opening of the permanent facility on July 1, 2008.

Food, beverage and other revenue at Argosy Casino Riverside increased by $0.6 million and $4.6 million for the three and nine months ended September 30, 2008, respectively, primarily due to the impact of its hotel.

Food, beverage and other revenue at Charles Town Entertainment Complex decreased by $1.1 million and $1.4 million for the three and nine months ended September 30, 2008, respectively, primarily due to current economic conditions.

Food, beverage and other revenue at Argosy Casino Alton decreased by $0.8 million and $1.6 million for the three and nine months ended September 30, 2008, respectively, primarily due to new competition in the region and the impact of the Illinois smoking ban that became effective on January 1, 2008.

Food, beverage and other revenue at Argosy Casino Lawrenceburg decreased by $0.7 million and $1.3 million for the three and nine months ended September 30, 2008, respectively, primarily due to current economic conditions and new competitive pressures.

Food, beverage and other revenue at Hollywood Casino Tunica decreased by $0.4 million and $2.6 million for the three and nine months ended September 30, 2008, respectively, primarily due to current economic conditions.

Food, beverage and other revenue at Empress Casino Hotel decreased by $0.1 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, primarily due to the impact of the Illinois smoking ban that became effective on January 1, 2008.

Promotional allowances

Promotional allowances increased by $1.2 million, or 3.7%, and $3.9 million, or 4.0%, for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007, primarily due to a full quarter contribution from the casino at Hollywood Casino at Penn National Race Course and the impact of the hotel at Argosy Casino Riverside, both of which were partially offset by a decrease at Hollywood Casino Tunica.

Promotional allowances at Hollywood Casino at Penn National Race Course increased by $1.1 million and $3.5 million for the three and nine months ended September 30, 2008, respectively, as the casino opened on February 12, 2008.

Promotional allowances at Argosy Casino Riverside increased by $0.5 million and $1.9 million for the three and nine months ended September 30, 2008, respectively, primarily due to the impact of its hotel and gaming revenue growth.

Promotional allowances at Hollywood Casino Tunica decreased by $1.8 million for the nine months ended September 30, 2008 primarily due to introduction of the new patron self-comp program in the third quarter of 2007.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

Three Months Ended September 30,	2008	2007	Variance	Percentage Variance
Gaming	$298,202	$296,919	$1,283	0.4%
Food, beverage and other	68,935	62,476	6,459	10.3%
General and administrative	110,149	98,935	11,214	11.3%
Depreciation and amortization	44,224	37,241	6,983	18.8%
Total operating expenses	$521,510	$495,571	$25,939	5.2%

Nine Months Ended September 30,	2008	2007	Variance	Percentage Variance
Gaming	$887,644	$878,296	$9,348	1.1%
Food, beverage and other	200,454	183,929	16,525	9.0%
General and administrative	306,144	291,427	14,717	5.0%
Depreciation and amortization	129,198	110,221	18,977	17.2%
Total operating expenses	$1,523,440	$1,463,873	$59,567	4.1%

Gaming expense

Gaming expense increased by $1.3 million, or 0.4%, and $9.3 million, or 1.1%, for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007, primarily due to a full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, the opening of the permanent facility at Hollywood Slots Hotel and Raceway, and the acquisition of Black Gold Casino at Zia Park, all of which were partially offset by decreases at several of our properties.

Gaming expense at Hollywood Casino at Penn National Race Course, which opened its casino on February 12, 2008, was $35.3 million and $85.5 million for the three and nine months ended September 30, 2008, respectively.

Gaming expense at Hollywood Slots Hotel and Raceway increased by $2.9 million and $2.7 million for the three and nine months ended September 30, 2008, respectively, primarily due to the opening of the permanent facility on July 1, 2008.

Gaming expense at Black Gold Casino at Zia Park increased by $1.0 million for the three months ended September 30, 2008, primarily due to an increase in gaming taxes resulting from higher gaming revenue. Gaming expense at Black Gold Casino at Zia Park increased by $14.2 million for the nine months ended September 30, 2008, as we acquired the property in mid-April 2007.

Gaming expense at Empress Casino Hotel decreased by $12.0 million and $34.3 million for the three and nine months ended September 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, the expiration of the 3% tax surcharge in May 2008, decreased marketing expenses and lower payroll costs.

Gaming expense at Hollywood Casino Aurora decreased by $10.6 million and $23.8 million for the three and nine months ended September 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, the expiration of the 3% tax surcharge in May 2008 and decreased marketing expenses.

Gaming expense at Argosy Casino Lawrenceburg decreased by $5.2 million and $9.2 million for the three and nine months ended September 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and lower payroll costs, partially offset by an increase in marketing expense.

Gaming expense at Charles Town Entertainment Complex decreased by $4.1 million and $6.4 million for the three and nine months ended September 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Argosy Casino Alton decreased by $1.8 million and $10.8 million for the three and nine months ended September 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Hollywood Casino Tunica decreased by $1.6 million and $4.5 million for the three and nine months ended September 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, decreased marketing expenses and lower payroll costs.

Gaming expense at Boomtown Biloxi decreased by $1.1 million and $3.1 million for the three and nine months ended September 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Hollywood Casino Baton Rouge decreased by $1.0 million and $1.3 million for the three and nine months ended September 30, 2008, respectively, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Food, beverage and other expense

Food, beverage and other expense increased by $6.5 million, or 10.3%, and $16.5 million, or 9.0%, for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007, primarily due to a full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, the acquisitions of Sanford-Orlando Kennel Club and Black Gold Casino at Zia Park, the opening of the permanent facility at Hollywood Slots Hotel and Raceway, and the impact of the hotel at Argosy Casino Riverside, all of which were partially offset by a decrease at Hollywood Casino Tunica.

Food, beverage and other expense at Hollywood Casino at Penn National Race Course increased by $1.2 million and $5.0 million for the three and nine months ended September 30, 2008, respectively, as the casino opened on February 12, 2008.

Food, beverage and other expense at Sanford-Orlando Kennel Club, which we acquired in mid-October 2007, was $1.8 million and $5.3 million for the three and nine months ended September 30, 2008, respectively.

Food, beverage and other expense at Black Gold Casino at Zia Park increased by $2.8 million for the three months ended September 30, 2008, primarily due to favorable regional economic conditions and successful marketing efforts. Food, beverage and other expense at Black Gold Casino at Zia Park increased by $2.9 million for the nine months ended September 30, 2008, as we acquired the property in mid-April 2007.

Food, beverage and other expense at Hollywood Slots Hotel and Raceway increased by $1.8 million and $3.8 million for the three and nine months ended September 30, 2008, respectively, primarily due to the opening of the permanent facility on July 1, 2008.

Food, beverage and other expense at Argosy Casino Riverside increased by $0.2 million and $1.8 million for the three and nine months ended September 30, 2008, respectively, primarily due to the impact of its hotel.

Food, beverage and other expense at Hollywood Casino Tunica decreased by $0.2 million and $1.4 million for the three and nine months ended September 30, 2008, respectively, primarily due to a decrease in cost of food and beverages resulting from lower food and beverage revenue, as well as lower payroll costs.

General and administrative expense

General and administrative expense at the properties includes expenses such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit.

General and administrative expense increased by $11.2 million, or 11.3%, and $14.7 million, or 5.0%, for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007, primarily due to a full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, the opening of the permanent facility at Hollywood Slots Hotel and Raceway and an increase in corporate overhead expense, all of which were partially offset by decreases at Argosy Casino Lawrenceburg and Argosy Casino Alton.

General and administrative expense at Hollywood Casino at Penn National Race Course increased by $4.1 million and $11.9 million for the three and nine months ended September 30, 2008, respectively, as the casino opened on February 12, 2008.

General and administrative expense at Hollywood Slots Hotel and Raceway increased by $1.4 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, primarily due to the opening of the permanent facility on July 1, 2008.

Corporate overhead expense increased by $15.6 million and $12.0 million for the three and nine months ended September 30, 2008, respectively, primarily due to separation payments to Leonard DeAngelo and increased lobbying expenses, for efforts primarily in Ohio, Maryland and Maine.

General and administrative expense at Argosy Casino Lawrenceburg decreased by $3.6 million and $5.2 million for the three and nine months ended September 30, 2008, respectively, primarily due to decreased insurance, payroll and other costs.

General and administrative expense at Argosy Casino Alton decreased by $1.9 million and $4.3 million for the three and nine months ended September 30, 2008, respectively, primarily due to cost reduction measures and a decrease in worker’s compensation claims.

Depreciation and amortization expense

Depreciation and amortization expense increased by $7.0 million, or 18.8%, and $19.0 million, or 17.2%, for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007, primarily due to a full quarter contribution from the casino at Hollywood Casino at Penn National Race Course, the opening of the permanent facility at Hollywood Slots Hotel and Raceway, and the acquisition of Black Gold Casino at Zia Park.

Depreciation and amortization expense at Hollywood Casino at Penn National Race Course increased by $5.6 million and $14.9 million for the three and nine months ended September 30, 2008, respectively, as the casino opened on February 12, 2008.

Depreciation and amortization expense at Hollywood Slots Hotel and Raceway increased by $2.0 million and $1.8 million for the three and nine months ended September 30, 2008, respectively, primarily due to the opening of the permanent facility on July 1, 2008.

Depreciation and amortization expense at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, increased by $1.3 million for the nine months ended September 30, 2008.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

Three Months Ended September 30,	2008	2007	Variance	Percentage Variance
Interest expense	$(37,880)	$(50,203)	$12,323	24.5%
Interest income	720	1,020	(300)	(29.4)%
(Loss) earnings from joint venture	(139)	(122)	(17)	(13.9)%
Merger termination settlement fees, net of related expenses	195,471	—	195,471	100.0%
Other	636	(2,637)	3,273	124.1%
Total other income (expenses)	$158,808	$(51,942)	$210,750	405.7%

Nine Months Ended September 30,	2008	2007	Variance	Percentage Variance
Interest expense	$(129,631)	$(149,852)	$20,221	13.5%
Interest income	1,956	3,185	(1,229)	(38.6)%
(Loss) earnings from joint venture	(1,050)	243	(1,293)	(532.1)%
Merger termination settlement fees, net of related expenses	195,471	—	195,471	100.0%
Other	1,520	(8,341)	9,861	118.2%
Total other income (expenses)	$68,266	$(154,765)	$223,031	144.1%

Interest expense

Interest expense decreased by $12.3 million, or 24.5%, and $20.2 million, or 13.5%, for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007, primarily due to lower outstanding balances and lower interest rates on our $2.725 billion senior secured credit facility, as well as higher capitalized interest, in 2008.

Merger termination settlement fees, net of related expenses

Merger termination settlement fees, net of related expenses include the Cash Termination Fee, partially offset by costs incurred for the termination of the Merger.

Other

Other increased by $3.3 million, or 124.1%, and $9.9 million, or 118.2%, for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007, primarily due to foreign currency translation gains that were recorded during the three and nine months ended September 30, 2008, partially offset by the write-off of costs incurred to procure licenses to manage gaming facilities in Kansas.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $370.7 million and $346.1 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash provided by operating activities for the nine months ended September 30, 2008 included net income of $225.3 million, non-cash reconciling items, such as depreciation, amortization and the charge for stock compensation, of $162.1 million, partially offset by net changes in asset and liability accounts of $16.7 million.

Net cash used in investing activities totaled $277.6 million and $470.9 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in investing activities for the nine months ended September 30, 2008 included expenditures for property and equipment totaling $273.0 million, investment in corporate debt securities totaling $5.1 million, and final purchase price adjustments for acquisition of businesses, such as Black Gold Casino at Zia Park and Sanford-Orlando Kennel Club, totaling $0.4 million, all of which were partially offset by proceeds from the sale of property and equipment totaling $0.9 million.

Net cash (used in) provided by financing activities totaled $(141.9) million and $135.4 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in financing activities for the nine months ended September 30, 2008 included principal payments on long-term debt totaling $798.2 million, $24.6 million in payments on insurance financing, and repurchases of stock totaling $31.6 million, all of which were partially offset by proceeds from the exercise of stock options totaling $1.9 million, the tax benefit from stock options exercised totaling $1.0 million, proceeds from the issuance of long-term debt and insurance financing totaling $215.9 million and $22.3 million, respectively, and a deposit on preferred stock, net of related expenses, totaling $471.4 million.

On July 3, 2008, we entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we agreed to receive a total of $1.475 billion, consisting of the Cash Termination Fee and the Investment. Pursuant to the terms of the preferred equity purchase agreement, the purchasers made the Initial Investment to us on July 3, 2008, in addition to the payment of the Cash Termination Fee. Under the terms of the purchase agreement, the purchasers deposited the remaining preferred equity investment purchase consideration with an escrow agent, with the funds to be released from escrow upon the issuance of the preferred stock. On October 30, 2008, following the receipt of required regulatory approvals and the satisfaction of certain other conditions, we closed the sale of the $1.25 billion, zero coupon, preferred equity investment, and received the remaining preferred equity investment purchase consideration of $775 million from the escrow agent.

We primarily used the net proceeds from the Initial Investment and the after-tax proceeds of the Cash Termination Fee to repay some of our existing debt and for repurchases of our common stock. The repurchase of up to $200 million of our common stock over the twenty-four month period ending July 2010 was authorized by our Board of Directors in July 2008. During the three months ended September 30, 2008, we repurchased 1,149,600 shares of our common stock in open market transactions for approximately $31.7 million, at an average price of $27.52. During the month ended October 31, 2008, we repurchased 7,785,384 shares of our common stock in open market transactions for approximately $120.9 million, at an average price of $15.51.

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

The following table summarizes our expected capital project expenditures by property for the fiscal year ending December 31, 2008, and actual expenditures for the nine months ended September 30, 2008:

Property	Expected for Year Ending December 31, 2008	Expenditures for Nine Months Ended September 30, 2008	Balance to Expend in 2008
	(in millions)

Charles Town Entertainment Complex	$15.8	$14.0	$1.8
Hollywood Casino at Penn National Race Course	95.4	82.0	13.4
Hollywood Slots Hotel and Raceway	77.7	71.7	6.0
Argosy Casino Lawrenceburg	88.0	59.6	28.4
Empress Casino Hotel	2.2	0.5	1.7
Black Gold Casino at Zia Park	0.7	—	0.7
Other	3.6	0.1	3.5
Total	$283.4	$227.9	$55.5

Our most recent phase of development at Charles Town Entertainment Complex was the construction of a 153-room hotel, which opened to the public on September 5, 2008.

On February 12, 2008, we opened the casino at Hollywood Casino at Penn National Race Course, which included, upon opening, 2,020 slot machines, a five-story garage, an innovative, multi-media Hollywood design theme and bars and restaurants ranging from casual dining to higher-end fare. The facility has capacity for 980 additional gaming devices, and we added 207 additional slots in August 2008. The Epic Buffet was opened in October 2008, and a signature restaurant is scheduled to open in December 2008.

The Hollywood Slots Hotel and Raceway in Bangor, Maine opened on July 1, 2008. The permanent facility included 1,000 slot machines at opening, an attached parking garage and several restaurants. In addition, a 152-room hotel opened in August 2008.

The Hollywood-themed expansion at Argosy Casino Lawrenceburg includes the addition of 1,450 parking spaces and 1,162 gaming positions, as well as enhanced amenities and a floor layout that will better facilitate customer flow. The garage and pedestrian walkway opened in May 2008.

We plan to invest $50 million to improve Empress Casino Hotel’s competitive position, as the Illinois Gaming Board resolved to allow us to retain the facility. We are in the design phase for these improvements, and expect to begin these facility enhancements in late 2008. We expect the gaming vessel, food, beverage and VIP amenity upgrades to be completed in the fourth quarter of 2009.

At our Black Gold Casino at Zia Park, we have started design of a 150-room hotel, which will include a new steakhouse. We expect to break ground for this project during the first quarter of 2009. We believe that the property will benefit from a lodging component that will extend current patrons’ time at these facilities and attract additional visitation.

During the nine months ended September 30, 2008, we spent approximately $45.1 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolver portion of our $2.725 billion senior secured credit facility have funded our capital project and capital maintenance expenditures in 2008 to date.

Debt

Senior Secured Credit Facility

During the nine months ended September 30, 2008, our $2.725 billion senior secured credit facility amount outstanding decreased by $581.2 million, primarily due to principal payments on long-term debt, partially offset by the issuance of long-term debt for items such as payment for capital expenditures, funding associated with the opening of the Hollywood Casino at Penn National Race Course, privilege payments to the State of Kansas, and payments for income taxes owed and lobbying efforts, primarily in Ohio, Maryland and Maine. During the three months ended September 30, 2008, we primarily used the net proceeds from the Initial Investment and the after-tax proceeds of the Cash Termination Fee to repay some of our existing debt.

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

6¾ % Senior Subordinated Notes

On May 9, 2008, Merger Sub announced that it had commenced a cash tender offer and consent solicitation for any and all of our $250 million 6¾ % senior subordinated notes. The tender offer and consent solicitation was being conducted in connection with the Merger Agreement and the obligation to accept for purchase and to pay for such notes was subject to the satisfaction or waiver of certain conditions, including the consummation of the Merger. In connection with the termination of the Merger Agreement, these offers were withdrawn.

Covenants

At September 30, 2008, we were in compliance with all required financial covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at September 30, 2008 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates at period-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each period-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve as of September 30, 2008.

	10/1/08 - 9/30/09	10/1/09 - 9/30/10	10/1/10 - 9/30/11	10/1/11 - 9/30/12	10/1/12 - 9/30/13	Thereafter	Total	Fair Value 9/30/08
	(in thousands)
Long-term debt:
Fixed rate	$5,910	$5,808	$5,697	$203,460	$—	$250,000	$470,875	$463,875
Average interest rate	7.00%	7.00%	7.00%	6.88%	—	6.75%

Variable rate	$97,750	$97,750	$144,562	$1,187,625	$387,750	$—	$1,915,437	$1,915,437
Average interest rate (1)	3.75%	4.88%	5.45%	5.85%	5.99%	—

Leases	$2,114	$1,221	$1,053	$1,120	$81	$1,859	$7,448	$7,448
Average interest rate	6.76%	5.90%	5.69%	5.65%	7.72%	7.72%

Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$811,000	$574,000	$—	$—	$—	$—	N/A	$(24,685)
Average pay rate	4.93%	5.02%					N/A
Average receive rate (3)	2.21%	3.33%					N/A

(1)                                  Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)                                  Notional amounts outstanding at each period-end.

(3)                                  Estimated rate, reflective of forward LIBOR.

In accordance with the terms of our $2.725 billion senior secured credit facility, we were required to enter into interest rate swap agreements in an amount equal to 50% of our consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the $2.725 billion senior secured credit facility.

On October 25, 2005, we entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The annual weighted-average interest rate of the four contracts is 4.71%. Under these contracts, we pay or paid a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of September 30, 2008, the applicable 90-day LIBOR rate was 2.80% for the $960 million swaps. The $224 million and $225 million swaps expired on October 27, 2008. The counterparty for the $225 million swap is Lehman Brothers, which filed for Chapter 11 bankruptcy protection during the three months ended September 30, 2008. The fair value of the $225 million swap was in a liability position at September 30, 2008, and is included in accrued interest within the consolidated balance sheet at September 30, 2008.

On April 6, 2006, we entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. Under these contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of September 30, 2008, the applicable 90-day LIBOR rate was 2.80% for the $300 million swaps. The counterparty for one of the $100 million swaps is Lehman Brothers, which filed for Chapter 11 bankruptcy protection during the three months ended September 30, 2008. The fair value of this $100 million swap was in a liability position at September 30. 2008, and is included in accrued interest within the consolidated balance sheet at September 30, 2008.

On September 5, 2007, we entered into two interest rate swap contracts with terms of nine months and notional amounts of $197 million and $181 million, for a total of $378 million, and fixed interest rates of 5.01%. The $197 million swap expired on June 17, 2008, while the $181 million swap expired on July 18, 2008.

On December 19, 2007, we entered into three monthly interest rate swap contracts, each with notional amounts of $146.25 million and fixed interest rates of 4.97% effective December 31, 2007, 4.47% effective January 31, 2008 and 4.40% effective February 29, 2008. The $146.25 million swap matured on March 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective in providing that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

4.1

Statement with Respect to Shares of Series B Redeemable Preferred Stock of Penn National Gaming, Inc., dated as of July 3, 2008. (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed on July 9, 2008).

4.2

Investor Rights Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed on July 9, 2008).

4.3

Amendment No. 2, dated as of July 2, 2008, to the Rights Agreement, dated as of March 2, 1999, as amended June 15, 2007, by and between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K, filed on July 9, 2008).

10.1

Stock Purchase Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 9, 2008).

10.2

Termination and Settlement Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., PNG Acquisition Company Inc., PNG Merger Sub Inc., PNG Holdings LLC, FIG PNG Holdings LLC, Fortress Investment Fund V (Fund A) L.P., Fortress Investment Fund V (Fund D) L.P., Fortress Investment Fund V (Fund E) L.P., Fortress Investment Fund V (Fund B) L.P., Fortress Investment Fund V (Fund C) L.P., Fortress Investment Fund V (Fund F) L.P., CB PNG Holdings LLC, Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P., Centerbridge Capital Partners SBS, L.P., DB Investment Partners, Inc., Wachovia Investment Holdings, LLC, Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Wachovia Capital Markets, LLC, Wachovia Bank, National Association and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on July 9, 2008).

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

PENN NATIONAL GAMING, INC.

November 10, 2008	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
4.1

Statement with Respect to Shares of Series B Redeemable Preferred Stock of Penn National Gaming, Inc., dated as of July 3, 2008. (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed on July 9, 2008).

4.2

Investor Rights Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed on July 9, 2008).

4.3

Amendment No. 2, dated as of July 2, 2008, to the Rights Agreement, dated as of March 2, 1999, as amended June 15, 2007, by and between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K, filed on July 9, 2008).

10.1

Stock Purchase Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 9, 2008).

10.2

Termination and Settlement Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., PNG Acquisition Company Inc., PNG Merger Sub Inc., PNG Holdings LLC, FIG PNG Holdings LLC, Fortress Investment Fund V (Fund A) L.P., Fortress Investment Fund V (Fund D) L.P., Fortress Investment Fund V (Fund E) L.P., Fortress Investment Fund V (Fund B) L.P., Fortress Investment Fund V (Fund C) L.P., Fortress Investment Fund V (Fund F) L.P., CB PNG Holdings LLC, Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P., Centerbridge Capital Partners SBS, L.P., DB Investment Partners, Inc., Wachovia Investment Holdings, LLC, Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Wachovia Capital Markets, LLC, Wachovia Bank, National Association and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on July 9, 2008).

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