Form 10-K
period 2008-12-31
PENN NATIONAL GAMING INC
filed 2009-03-02
CIK 921738

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share Series B Preferred Stock, par value $.01 per share (Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $2.4 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on June 30, 2008. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

          The number of shares of the registrant's Common Stock outstanding as of February 12, 2009 was 78,319,880.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2009 annual meeting of shareholders are incorporated by reference into Part III.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

        This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are included throughout the document, including the section entitled "Risk Factors," and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "expects," "intends," "may," "will," "should" or "anticipates" or the negative or other variation of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

  •
  our expectations of future results of operations or financial condition;

  •
  our expectations for our properties;

  •
  the timing, cost and expected impact of planned capital expenditures on our results of operations;

  •
  the impact of our geographic diversification;

  •
  our expectations with regard to further acquisitions and development opportunities, as well as the integration of any companies we have acquired or may acquire;

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

        Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below and in the information incorporated by reference herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

  •
  the passage of state, federal or local legislation that would expand, restrict, negatively impact, further tax or prevent gaming operations in or adjacent to the jurisdictions in which we do business;

  •
  increases in the effective rate of taxation at any of our properties or at the corporate level;

  •
  the activities of our competitors and the emergence of new competition;

  •
  successful completion of the various capital projects at our facilities;

  •
  the existence of attractive acquisition candidates and development opportunities, the costs and risks involved in the pursuit of those acquisitions and opportunities and our ability to integrate those acquisitions and opportunities;

  •
  our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for new businesses;

  •
  our dependence on key personnel;

ii

  •
  the effects of local and national economic, energy, credit, and capital markets on the economy in general and on the gaming and lodging industries in particular;

  •
  the availability and cost of financing;

  •
  the impact of weather on our operations;

  •
  the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups;

  •
  the impact of terrorism and other international hostilities; and

  •
  other factors as discussed in our filings with the United States ("U.S.") Securities and Exchange Commission.

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

iii

PART I

ITEM 1. BUSINESS

Overview

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company ("Argosy"), Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club. We currently own or manage nineteen facilities in fifteen jurisdictions, including Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario.

        We believe that our portfolio of assets provides us with a diversified cash flow from operations. We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions of gaming properties in attractive markets. In this Annual Report on Form 10-K, the terms "we," "us," "our," "the Company" and "Penn National" refer to Penn National Gaming, Inc. and subsidiaries, unless the context indicates otherwise.

Merger Announcement and Termination

        On June 15, 2007, we announced that we had entered into a merger agreement that, at the effective time of the transactions contemplated thereby, would have resulted in our shareholders receiving $67.00 per share. Specifically, we, PNG Acquisition Company Inc. ("Parent") and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent ("Merger Sub"), announced that we had entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the "Merger Agreement"), that provided, among other things, for Merger Sub to be merged with and into us (the "Merger"), as a result of which we would have continued as the surviving corporation and would have become a wholly-owned subsidiary of Parent. Parent is indirectly owned by certain funds managed by affiliates of Fortress Investment Group LLC ("Fortress") and Centerbridge Partners, L.P. ("Centerbridge").

        On July 3, 2008, we entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee (the "Cash Termination Fee") and a $1.25 billion, zero coupon, preferred equity investment (the "Investment"). Pursuant to the terms of the preferred equity purchase agreement, the purchasers made a nonrefundable $475 million payment to us on July 3, 2008, in addition to the payment of the Cash Termination Fee. Under the terms of the purchase agreement, the purchasers deposited the remaining preferred equity investment purchase consideration with an escrow agent, with the funds to be released from escrow upon the issuance of the Preferred Stock. On October 30, 2008, following the receipt of required regulatory approvals and the satisfaction of certain other conditions, we closed the sale of the Investment and received the remaining preferred equity investment purchase consideration of $775 million from the escrow agent.

Properties

        The following table summarizes certain features of our owned properties and our managed property as of December 31, 2008:

	Location	Type of Facility	Approx. Gaming Square Footage	Gaming Machines	Table Games(1)	Hotel Rooms
Owned Properties:
Charles Town Entertainment Complex	Charles Town, WV	Land-based gaming/ Thoroughbred racing	184,348	5,032	—	153
Argosy Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	74,300	2,516	59	300
Hollywood Casino at Penn National Race Course(2)	Grantville, PA	Land-based gaming/ Thoroughbred racing	94,300	2,227	—	—
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	53,000	1,172	20	—
Empress Casino Hotel	Joliet, IL	Dockside gaming	50,000	1,194	20	100
Argosy Casino Riverside	Riverside, MO	Dockside gaming	56,400	1,975	39	258
Hollywood Casino Baton Rouge	Baton Rouge, LA	Dockside gaming	28,000	1,145	27	—
Argosy Casino Alton	Alton, IL	Dockside gaming	23,000	1,100	18	—
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	54,000	1,301	28	494
Hollywood Casino Bay St. Louis	Bay St. Louis, MS	Land-based gaming	40,000	1,192	21	291
Argosy Casino Sioux City	Sioux City, IA	Dockside gaming	20,500	702	19	—
Boomtown Biloxi	Biloxi, MS	Dockside gaming	51,665	1,228	18	—
Hollywood Slots Hotel and Raceway(3)	Bangor, ME	Land-based gaming/ Harness racing	30,000	1,000	—	152
Bullwhackers	Black Hawk, CO	Land-based gaming	12,785	666	—	—
Black Gold Casino at Zia Park	Hobbs, New Mexico	Land-based gaming/ Thoroughbred racing	18,460	750	—	—
Raceway Park	Toledo, OH	Harness racing	—	—	—	—
Freehold Raceway(4)	Monmouth, NJ	Harness racing	—	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Greyhound racing	—	—	—	—
Managed Property:
Casino Rama	Orillia, Ontario	Land-based gaming	93,000	2,535	105	289

Total			883,758	25,735	374	2,037

(1)
Excludes poker tables.

(2)
Hollywood Casino at Penn National Race Course includes our Pennsylvania casino that opened on February 12, 2008, as well as the Penn National Race Course and four off-track wagering facilities ("OTWs").

(3)
On July 1, 2008, the permanent Hollywood Slots at Bangor facility, which is called the Hollywood Slots Hotel and Raceway, was opened.

(4)
Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

Owned Properties

Charles Town Entertainment Complex

        The complex is located within approximately a one-hour drive of the Baltimore, Maryland and Washington, D.C. markets, and is the only gaming property located conveniently west of these two cities. The Charles Town Entertainment Complex has 184,348 square feet of gaming space, with 5,032 gaming machines, and a 153-room hotel, which opened to the public on September 5, 2008. The complex also features live thoroughbred racing at a refurbished, 3/4-mile all-weather, lighted thoroughbred racetrack with a 3,000-seat grandstand, parking for 6,048 vehicles and simulcast wagering and dining.

Argosy Casino Lawrenceburg

        The Argosy Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati and is the closest casino to the Cincinnati metropolitan area, its principal target market. The casino also services the major metropolitan markets of Dayton and Columbus, Ohio and, to a lesser extent, Indianapolis, Indiana and Lexington, Kentucky. The casino has 74,300 square feet of gaming space on three levels with 2,516 slot machines, 59 table games and 17 poker tables. The complex also features a 300-room hotel, a land-based entertainment pavilion and support facility featuring a 350-seat buffet restaurant, two specialty restaurants, an entertainment lounge, a 1,710 space parking garage and a 1,640 space remote parking lot.

        We are moving forward with our Hollywood-theme expansion at the Argosy Casino Lawrenceburg property. The expansion includes a 1,500 space parking garage and pedestrian walkway, which opened in May 2008, and a two-level 270,000 square foot gaming vessel, which is expected to open in the second quarter of 2009. The new riverboat will allow 3,617 positions on one level and another 660 positions will be added to the second level, along with restaurants and other amenities on the gaming vessel.

Hollywood Casino at Penn National Race Course

        Hollywood Casino at Penn National Race Course is located in Grantville, Pennsylvania, which is 15 miles northeast of Harrisburg, 100 miles west of Philadelphia and 200 miles east of Pittsburgh. Hollywood Casino at Penn National Race Course opened on February 12, 2008. The Hollywood Casino at Penn National Race Course is a 365,000 square foot facility, and is sized for 3,000 slot machines, with approximately 2,200 positions currently operating. The new facility also includes a food court, entertainment bar and lounge, trackside dining room, a sports bar, a buffet and high-end steakhouse, as well as a simulcast facility and viewing area for live racing. The facility also includes a connected five-story self parking garage, with capacity for approximately 2,200 cars and approximately 1,500 surface parking spaces for self and valet parking.

        The property includes a one-mile all-weather, lighted thoroughbred racetrack, and a 7/8-mile turf track. The property also includes approximately 400 acres that are available for future expansion or development. Penn National Race Course is one of only three operating thoroughbred racetracks in Pennsylvania.

Hollywood Casino Aurora

        Hollywood Casino Aurora, part of the Chicagoland market, is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. The facility is easily accessible from major highways, can be reached by train from downtown Chicago, and is approximately 30 miles from both the O'Hare International and Midway airports. Hollywood Casino Aurora has a 53,000 square foot single-level dockside casino facility with 1,172 gaming machines, 20 gaming tables and 5 poker tables.

        The facility features two upscale lounges, a steakhouse, a buffet, a fast food outlet, and a private dining room for premium players. Hollywood Casino Aurora also has two parking garages with approximately 1,564 parking spaces and a gift shop.

Empress Casino Hotel

        The Empress Casino Hotel, part of the Chicagoland market, is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge-based casino provides 50,000 square feet of gaming space on two levels with 1,194 slot machines, 20 table games and 3 poker tables.

        The casino features a 150,000 square foot entertainment pavilion with three restaurants, an entertainment lounge and banquet/conference facilities. The complex also includes a 100-room hotel, surface parking areas with approximately 1,616 spaces and an 80-space recreational vehicle park. On February 19, 2008, the Illinois Gaming Board resolved to allow us to retain the Empress Casino Hotel. Previously, in connection with our acquisition of Argosy, we entered into an agreement with the Illinois Gaming Board in which we agreed, in part, to enter into an agreement to divest the Empress Casino Hotel by December 31, 2006, which date was later extended to June 30, 2008, subject to us having the right to request that the Illinois Gaming Board review and reconsider the terms of the agreement. As a result of this decision, we plan to invest $55 million in the facility, in order to improve its competitive position in the market. We began these facility enhancements in late 2008 and expect the gaming vessel, food, beverage, VIP amenity upgrades and external improvements to be completed in the fourth quarter of 2009.

Argosy Casino Riverside

        The Argosy Casino Riverside is located on the Missouri River approximately five miles from downtown Kansas City in Riverside, Missouri. The casino primarily attracts customers who reside in the northern and western regions of the Kansas City metropolitan area. This Las Vegas-style casino features approximately 56,400 square feet of gaming space with 1,975 slot machines, 39 table games and 8 poker tables.

        This state-of-the-art Mediterranean-themed casino features an innovative "floating" casino floor that provides a seamless transition between the casino and land-based support areas, which include a Mediterranean-themed, nine-story, 258-room hotel and spa, an entertainment facility featuring 6 food and beverage areas, including a buffet, steakhouse, deli, coffee bar, VIP lounge and sports/entertainment lounge and 19,000 square feet of banquet/conference facilities. Argosy Casino Riverside currently has parking for approximately 3,000 vehicles.

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

        In December 2007, we agreed to acquire 3.8 acres of adjacent land and to pay for half of the construction costs (subject to a ceiling of $3.8 million) for a railroad underpass with the seller of the land. The underpass will provide unimpeded access to the casino property and to property owned by the seller for future development. Subject to the satisfaction of various conditions, construction on the underpass may begin in the second quarter of 2009.

Argosy Casino Alton

        The Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis. The target customers of the Argosy Casino Alton are drawn largely from the northern and eastern regions of the greater St. Louis metropolitan area, as well as portions of central and southern Illinois. The Argosy Casino Alton is a three-deck gaming facility featuring 23,000 square feet of gaming space with 1,100 slot machines and 18 table games.

        The Argosy Casino Alton includes an entertainment pavilion and features a 124-seat buffet, a restaurant and a 400-seat main showroom. The facility includes parking areas with 1,258 spaces.

Hollywood Casino Tunica

        Hollywood Casino Tunica is located in Tunica, Mississippi. Tunica County is the closest resort gaming jurisdiction to, and is easily accessible from, the Memphis, Tennessee metropolitan area. The Tunica market has become a regional destination resort, attracting customers from surrounding markets such as Nashville, Tennessee, Atlanta, Georgia, St. Louis, Missouri, Little Rock, Arkansas, and Tulsa, Oklahoma. Hollywood Casino Tunica features 54,000 square feet of gaming space at a single-level casino with 1,301 slot machines, 28 table games and 6 poker tables.

        Hollywood Casino Tunica's 494-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons. The casino includes multimedia displays of memorabilia from famous adventure motion pictures. Additional entertainment amenities include a steakhouse, the Hollywood Epic Buffet®, a 1950's-style diner, an entertainment lounge, a premium players' club, a themed bar facility, a non-smoking slot room, an indoor pool and showroom as well as banquet and meeting facilities. There is also an 18-hole championship golf course adjacent to the facility that is owned and operated through a joint venture of three gaming companies. In addition, Hollywood Casino Tunica offers parking for 1,635 cars.

Hollywood Casino Bay St. Louis

        Hollywood Casino Bay St. Louis is located in Bay St. Louis, Mississippi. Hollywood Casino Bay St. Louis offers a 40,000 square foot casino, and features 21 table games, 6 poker tables and 1,192 slot machines.

        The waterfront Hollywood Hotel features 291 rooms and a 10,000 square foot ballroom, including nine separate meeting rooms offering more than 17,000 square feet of meeting space. Hollywood Casino Bay St. Louis offers live concerts and various entertainment on weekends in the ballroom. The property also features The Bridges golf course, an 18-hole championship golf course. Hollywood Casino Bay St. Louis has three restaurants including Tuscany Steaks & Seafood® (fine dining), the Hollywood Epic Buffet and Jackpot Java®, a 24-hour cafe. Other amenities include a RV Park with 100 sites and Tokens gift shop.

Argosy Casino Sioux City

        The Argosy Casino Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 20,500 square feet of gaming space with approximately 702 slot machines, 19 table games and 4 poker tables. The casino is complemented by adjacent barge facilities featuring dining facilities, meeting space, and 389 parking spaces.

Boomtown Biloxi

        Boomtown Biloxi is located in Biloxi, Mississippi. On January 18, 2008, we reopened our buffet which was closed for the first few weeks of 2008 for an approximately $4.0 million renovation to expand the offerings, change the décor, and create separate live-action cooking stations. In conjunction with the renovation, we also opened the Grill, which is a 24-hour deli which also houses our famous bakery. Boomtown Biloxi offers 51,665 square feet of gaming space with 1,228 slot machines, 18 table games and 5 poker tables.

Hollywood Slots Hotel and Raceway

        Hollywood Slots Hotel and Raceway is situated near historic Bass Park, where Bangor Raceway is also located, in Bangor, Maine. The permanent facility opened on July 1, 2008. The facility includes two eateries, Hollywood Epic Buffet and Take2, a small entertainment stage, four-story parking with 1,500 parking spaces and 30,000 square feet of gaming space with 1,000 slot machines and a 152-room hotel.

        Bangor Raceway is located at historic Bass Park in downtown Bangor, Maine. Harness racing has been conducted continuously at Bass Park since 1893 and it was once part of racing's Grand Circuit during the 1920s. In 2008, Bangor Raceway conducted 54 days of harness racing from late April through early November on its one-half mile track. We plan to increase the number of racing days to 61 for the same period in 2009. With over 12,000 square feet of space, Bangor Raceway can seat 3,500 patrons and features a small cocktail lounge.

Bullwhackers

        The Bullwhackers properties include the Bullwhackers Casino and the adjoining Bullpen Casino. On August 21, 2008, the Silver Hawk Casino, which had been a Bullwhackers property, was closed for business. The Bullwhackers properties, which are located in Black Hawk, Colorado, include 12,785 square feet of gaming space and 666 slot machines. The properties also include a 344-car parking area.

Black Gold Casino at Zia Park

        Black Gold Casino at Zia Park includes the Black Gold Casino and the adjoining Zia Park Racetrack. Black Gold Casino at Zia Park is located in Hobbs, New Mexico and includes 18,460 square feet of gaming space and 750 slot machines. The property operates three restaurants consisting of the Black Gold Buffet offering lunch and dinner, the Black Gold Steakhouse offering dinner nightly, and the Homestretch Bar & Grill serving burgers and sandwiches daily for lunch and dinner with live entertainment on the weekends. The property also includes a one-mile oval quarter/thoroughbred racetrack, which was utilized for 53 days in 2008, and a simulcast parlor, which is utilized year-round. Banquet services are available in the Turf Club, which also offers food and beverage services during the live racing season.

Raceway Park

        Raceway Park is a 58,250 square foot facility, with a 5/8-mile harness racing track located in Toledo, Ohio. The facility also features simulcast wagering and has a 1,977 theatre-style seating capacity and parking for 3,000 vehicles.

Freehold Raceway

        Through our joint venture, we own 50% of Freehold Raceway, located in Freehold in Western Monmouth County, New Jersey. The property features a half-mile oval harness track and a 150,000 square foot grandstand.

Sanford-Orlando Kennel Club

        Sanford-Orlando Kennel Club is a 1/4 mile greyhound facility located in Longwood, Florida. The facility has a capacity for 6,500 patrons, with seating for 4,000 and parking for 2,500 vehicles. The facility conducts year-round greyhound racing, as well as year-round horse racing simulcasts. The first race meeting at Sanford-Orlando Kennel Club was in 1935.

Off-track Wagering Facilities

        Our OTWs and racetracks provide areas for viewing import simulcast races of thoroughbred and harness horse racing, televised sporting events, placing pari-mutuel wagers and dining. We operate four of the seventeen OTWs currently in operation in Pennsylvania. Only licensed racing associations can operate OTWs or accept customer wagers on simulcast races. We have been transmitting simulcasts of our races to other OTWs, thoroughbred and harness horse racetracks, and greyhound dog racetracks throughout the world, and receiving simulcasts of races from other thoroughbred and harness horse racetracks for wagering by customers at our OTWs and our horse racetrack facilities, year-round, for many years. Import simulcasts typically include races from premier horse racetracks such as Belmont Park, Churchill Downs, Gulfstream Park, Hollywood Park, Santa Anita and Saratoga.

Account Wagering/Internet Wagering

        In 1983, we pioneered Telebet®, the complete account wagering operation for Penn National Race Course. The platform offers account wagering on more than 80 United States ("U.S.") racetracks, and currently has more than 12,900 active account betting customers from the 14 U.S. states that permit account wagering as well as the U.S. Virgin Islands.

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

Managed Gaming Property

Casino Rama

        Through CHC Casinos Canada Limited, our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. Casino Rama is located on the lands of the Rama First Nation, approximately 90 miles north of Toronto. The property has approximately 93,000 square feet of gaming space, 2,535 gaming machines, 105 table games and 12 poker tables. In addition, the property includes a 5,000-seat entertainment facility, a 289-room hotel and 3,170 parking spaces.

        The Development and Operating Agreement (the "Agreement"), which we refer to as the management service contract for Casino Rama, sets out the duties, rights and obligations of CHC Casinos Canada Limited and our wholly-owned subsidiary, CRC Holdings, Inc. CHC Casinos Canada Limited substantially relies on our experience, know-how, guidance and assistance to carry out the duties and obligations under the Agreement. The compensation under the Agreement is a base fee equal to 2.0% of gross revenues of the casino and an incentive fee equal to 5.0% of the casino's net operating profit.

        The Agreement terminates on July 31, 2011, and the Ontario Lottery and Gaming Corporation has the option to extend the term of the Agreement for two successive periods of five years each, commencing on August 1, 2011.

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

        As a result of our acquisitions of Hollywood Casino Corporation and Argosy, we own the service marks "Hollywood Casino" and "Argosy" which are registered with the U.S. PTO. We believe that our rights to the "Hollywood Casino" and "Argosy" service marks are well established and have competitive value to the Hollywood Casino and Argosy properties. We have also acquired other trademarks used by the Hollywood Casino and Argosy facilities and their related services. These marks are either registered or are the subject of pending applications with the U.S. PTO.

Competition

Gaming Operations

        The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines not located in casinos, Native American gaming, Internet gaming and other forms of gambling in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, high school, collegiate and professional athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as proposed sites in Kansas and Maryland), may legalize and implement gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

        Charles Town, West Virginia.    Our gaming machine operations at the Charles Town Entertainment Complex face competition in the neighboring states of Pennsylvania, Delaware and New Jersey. On June 9, 2007, the citizens of Jefferson County, West Virginia, voted against the placement of table games at the Charles Town Entertainment Complex. According to the West Virginia Lottery Racetrack Table Games Act, we are required to wait at least two years from June 9, 2007 before we can propose another table games referendum vote. In Pennsylvania, slot operations have commenced at Philadelphia Park, Mohegan Sun at Pocono Downs, Chester Downs, The Meadows, Mount Airy Casino Resort and Hollywood Casino at Penn National Race Course (which is also our property). These additions have had a negative impact on our business from Pennsylvania, however, we estimate that less than 7% of our slot revenue is derived from this region. In November 2008, the citizens of Maryland approved a referendum to allow up to 15,000 slot machines at five locations throughout the state. These locations include a facility in each of Cecil, Allegany, Anne Arundel, Baltimore City and Worchester counties. Applications for each of the gaming zones were submitted in February 2009. Any significant increase in the competition in the region could negatively impact the operations of Charles Town Entertainment Complex.

        Lawrenceburg, Indiana.    The Argosy Casino Lawrenceburg is the closest casino to the Cincinnati metropolitan area, and faces competition from two other riverboat casinos in the Cincinnati market, plus two recently opened racetrack casinos in the greater Indianapolis area. The nearest competitor is located approximately 15 miles further south of Lawrenceburg in Rising Sun, Indiana. Another competitor is located 40 miles from Lawrenceburg in Switzerland County, Indiana. In 2007, the Indiana Legislature passed a law allowing up to 2,000 slot machines at each of two racetracks in Indianapolis, approximately 90 miles northwest of Lawrenceburg. Both of these racetracks re-opened with slots in June 2008. One of the two racinos opened their slot operations in a temporary facility and will open a permanent structure in March 2009. These two Indianapolis racinos have adversely affected our total market share by as much as 15%, on a combined basis. Casino gaming is not currently permitted under the laws of either Ohio or Kentucky. The Ohio legislature has considered, at various times, legislation that would allow Ohio voters to approve certain types of casino gaming at racetracks. In November 2008, "Issue 6" was defeated by Ohio voters and, if approved, would have allowed for one operator to open one land-based casino in the state, located north of Cincinnati on Interstate 71, between Cincinnati and Columbus. In 2006, Ohio voters also rejected a proposed constitutional amendment that would have established a tuition grant program for Ohio students to attend public or private colleges in the state by allowing up to 3,500 slot machines at each of the state's seven existing racetracks and two locations in downtown Cleveland. Legislation has been introduced in Kentucky to allow gaming at racetracks and casinos, subject to referendum. To date, neither Ohio nor Kentucky has enacted such proposed legislation. The commencement of casino gaming in Ohio or Kentucky could have an adverse effect on the financial results of our Lawrenceburg casino.

        Grantville, Pennsylvania.    The Pennsylvania Race Horse Development and Gaming Act, which was signed in 2004, authorized up to 5,000 slot machines at each of seven harness/thoroughbred racetracks and five stand-alone slot facilities, as well as 500 slot machines at each of two authorized resort facilities. Currently, slot machines are authorized and operating at six of the seven existing racetrack facilities, as well as one stand-alone facility, with a second stand-alone facility in Bethlehem expected to be open in the second quarter of 2009. Hollywood Casino at Penn National Race Course faces competition from these other Pennsylvania facilities, as well as casinos located in Delaware, New Jersey, and West Virginia. In addition, in November 2008, the citizens of Maryland approved a referendum to allow up to 15,000 slot machines at five locations throughout the state, for which applications were submitted in February 2009. Any other significant increase in the competition in the region, including the approval to operate table games at our property in West Virginia, could negatively impact the operations of Hollywood Casino at Penn National Race Course. In 2008, the Commonwealth of Pennsylvania passed legislation which authorized a partial ban on smoking in casino facilities, including a limit on the amount of casino floor space that could be designated as "smoking." For the last four months of 2008, Hollywood Casino at Penn National Race Course was limited to smoking sections on only 25% of its casino floor. Under terms of the legislation, early in 2009, Hollywood Casino at Penn National Race Course was able to expand smoking sections to 50% of its casino floor. The legislation does not allow any further expansion of smoking areas. In addition, the Governor of Pennsylvania recently included in his 2009-2010 budget proposal a plan to legalize video lottery terminals at bars and private clubs across the state; approval of this could significantly impact the gaming business in Grantville.

        Chicagoland.    Aurora and Joliet are part of the Chicagoland market that includes properties in the Chicago suburbs in both Illinois and northern Indiana. Hollywood Casino Aurora and Empress Casino Hotel face competition from numerous other riverboat casinos in the Chicago-area market, dockside casinos that are located in Illinois and dockside casinos that are located in Indiana. Due to significantly higher gaming taxes imposed on Illinois riverboats, the Indiana riverboats have been able to spend greater amounts on marketing and other amenities, which has significantly increased their ability to compete with the Illinois riverboats. Any increase in gaming taxes or admission fees imposed on Illinois riverboats could have an adverse impact on the financial results of our Chicagoland casinos. Effective January 1, 2008, casinos in Illinois became smoke-free due to state legislation and smoking areas are required to be outside of the facility. The casinos in Indiana continue to have smoking permitted in all areas providing them with a significant competitive advantage. In addition, after a major remodel, Harrah's reopened the Horseshoe casino in northern Indiana in August 2008.

        New competition in Illinois is currently limited by state legislation. The Illinois Riverboat Gambling Act and the regulations promulgated by the Illinois Gaming Board under the Riverboat Gambling Act authorize only 10 owner licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the 10 licensed sites. All authorized owners' licenses have now been granted, with the final license, which was dormant for several years, being issued in December 2008. The new gaming operation is expected to be opened in eighteen to twenty-four months in Des Plaines, Illinois. We will face additional competition as the facility will be located in the suburban area northwest of Chicago. The legislature has considered, at various times, legislation that would expand gaming in the state of Illinois. Should the Illinois legislature enact such gaming-expansion legislation, the financial results of our Chicagoland casinos could be adversely affected.

        In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah's Joliet and the Grand Victoria Casino in Elgin, and filed suit in Circuit Court of the Twelfth Judicial District in Will County, Illinois (the "Court"), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court's ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the four casino plaintiffs filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit.

        On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the same four casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the four casinos filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois, asking the Court to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 is paid into a protest fund where it accrues interest. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit.

        Riverside, Missouri.    The Argosy Casino Riverside currently faces competition from three other casinos in its market. In November 2008, legislation was enacted in Missouri that increased gaming taxes, while removing the loss limit in the state. The Kansas legislature has approved legislation to expand casino gaming in its state, but the Kansas regulators have yet to award licenses in gaming zones which could compete with Argosy Casino Riverside. The expansion of casino gaming, when implemented in Kansas, could have an adverse effect on our Riverside casino's financial results.

        Baton Rouge, Louisiana.    Hollywood Casino Baton Rouge faces competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and from non-casino gaming opportunities within Louisiana. The principal competitor to Hollywood Casino Baton Rouge is the Belle of Baton Rouge, which is the only other licensed riverboat casino in Baton Rouge. We face competition from eleven casinos on the Mississippi Gulf Coast, which is approximately 120 miles east of Baton Rouge; many of these casinos are destination resorts that attract customers from the Baton Rouge area. Subsequent to Hurricane Katrina, Mississippi Gulf Coast casinos are allowed to operate as land-based facilities. Hollywood Casino Baton Rouge also faces competition from two major riverboat casinos, one land-based casino in the New Orleans area, which is approximately 75 miles from Baton Rouge, and three Native American casinos in Louisiana. The two closest Native American casinos are land-based facilities located approximately 45 miles southwest and approximately 65 miles northwest of Baton Rouge. We face competition from a racetrack located approximately 55 miles from Baton Rouge operating approximately 1,500 gaming machines. We also face competition from approximately 3,000 video poker machines located in truck stops, restaurants, bars and off-track betting facilities located in certain surrounding parishes. In addition, another gaming operator received approval from the Louisiana Gaming Control Board for a third riverboat casino in Baton Rouge that was subject to a local option referendum subsequently approved by East Baton Rouge Parish voters on February 9, 2008. If the project receives the remaining local approvals and entitlements, and the operator is successful in raising the capital required to construct the facility, the financial results of Hollywood Casino Baton Rouge could be adversely affected.

        Alton, Illinois.    The Argosy Casino Alton faces competition from five other riverboat casinos currently operating in the St. Louis, Missouri area, including one other Illinois licensee. In addition, a casino project in south St. Louis County is in development and a competitor of the Argosy Casino Alton has announced that they intend, subject to regulatory approval, to relocate their license north of their current site to a location closer to Argosy Casino Alton, which could adversely affect business. Effective January 1, 2008, casinos in Illinois became smoke-free due to state legislation. The casinos in Missouri continue to have smoking permitted in all areas, providing them with a significant competitive advantage, and have recently repealed their $500 loss limit. Should the Illinois legislature enact gaming-expansion legislation or increase admission or gaming taxes, our Alton casino's financial results could be adversely affected.

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

        Hollywood Casino Tunica also competes to some extent with a land-based casino complex operated by the Mississippi Band of Choctaw Indians in central Mississippi, approximately 200 miles south and east of Memphis, Tennessee. In addition, Hollywood Casino Tunica may eventually face competition from the opening of gaming casinos closer to Memphis, such as in DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, the last being in November 1996. In November 2006, Southland Park Gaming & Racing, formerly Southland Greyhound Park, in West Memphis, Arkansas, opened a $40 million gaming facility with nearly 1,000 electronic "games of skill." The facility is located across the Mississippi River from Memphis. Casino gaming is not currently legalized in Tennessee; however, the legalization of gaming in Tennessee could have an adverse impact on Hollywood Casino Tunica.

        Mississippi Gulf Coast.    As a result of Hurricane Katrina's direct hit on the Mississippi Gulf Coast on August 29, 2005, two of our casinos, Hollywood Casino Bay St. Louis and Boomtown Biloxi, were significantly damaged, many employees were displaced and operations ceased at the two properties. Boomtown Biloxi reopened on June 29, 2006 and Hollywood Casino Bay St. Louis reopened on August 31, 2006. Prior to Hurricane Katrina, dockside gaming grew rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in March 1992 to twelve operating dockside casinos on December 31, 2004. Nine of these facilities were located in Biloxi, two were located in Gulfport and one was located in Bay St. Louis. As of December 31, 2008, eight of the casinos in Biloxi re-opened, including our casinos, one of the Gulfport casinos reopened and two Bay St. Louis properties opened in 2006. Prior to Hurricane Katrina, our Bay St. Louis property was the only casino in the Bay

St. Louis market, whereas there are now two casinos in the Bay St. Louis market. In addition, in the Bay St. Louis market, there are various proposals for casinos in development, as well as expansions at existing properties, that may take place in the next few years, though none are anticipated to be completed in 2009.

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

        Bangor, Maine.    Hollywood Slots Hotel and Raceway is the only facility with slot machines in the state of Maine. The closest competitors offering slot machines are Foxwoods and Mohegan Sun in Connecticut, Newport Grand Casino in Rhode Island and Horizon's Edge casino cruise ship operating in Lynn, Massachusetts, all approximately 300 miles away.

        Black Hawk, Colorado.    The Black Hawk gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, types and pricing of non-gaming amenities, name recognition and overall atmosphere. There are currently 18 gaming facilities in the Black Hawk market and six gaming facilities in nearby Central City.

        Hobbs, New Mexico.    The closest competitors to Black Gold Casino at Zia Park are located in New Mexico, and are approximately 190 and 250 miles from Hobbs. Hobbs is located very close to the Texas border, and the political developments in Texas are monitored closely. Currently, there is no legalized gaming in Texas which, if legalized, could greatly impact Black Gold Casino at Zia Park. In New Mexico, the Governor signed a new compact with the tribal casinos limiting the future expansion of gaming facilities in the state.

        Ontario.    Casino Rama faces competition in Ontario from three other commercial casinos, six charity casinos and 17 racetracks with gaming machines in the province. All of the casinos (including Casino Rama) and gaming machine facilities are operated by or on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario.

        There are two charity casinos and seven racetracks with gaming machine facilities that directly affect Casino Rama. The two charity casinos together have 114 gaming tables and 1,059 gaming machines. The number of gaming machines at the racetracks ranges from 200 to over 2,009 each. There are also two commercial casinos located in Niagara Falls, Ontario, 80 miles southwest of Toronto with a total of 172 gaming tables and 4,823 gaming machines.

Racing Operations

        Our racing operations face significant competition for wagering dollars from other racetracks and OTWs, some of which also offer other forms of gaming, as well as other gaming venues such as casinos. Our account wagering operations compete with other providers of such services throughout the country. We also may face competition in the future from new OTWs, new racetracks or new providers of account wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing operations, such gaming opportunities could have an adverse effect on our business, financial condition and results of operations.

U.S. and Foreign Revenues

        Our net revenues from continuing operations in the U.S. for 2008, 2007 and 2006 were approximately $2,406.4 million, $2,419.5 million and $2,226.4 million, respectively. Our revenues from operations in Canada for 2008, 2007 and 2006 were approximately $16.7 million, $17.3 million and $18.1 million, respectively.

Segments

        In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," we view each property as an operating segment, and aggregate all of our properties into one reportable segment, as we believe that they are economically similar, offer similar types of products and services, cater to the same types of customers and are similarly regulated.

Management

Name	Age	Position
Peter M. Carlino	62	Chief Executive Officer
Timothy J. Wilmott	50	President and Chief Operating Officer
William J. Clifford	51	Senior Vice President-Finance and Chief Financial Officer
Thomas P. Burke	52	Senior Vice President-Regional Operations
John V. Finamore	50	Senior Vice President-Regional Operations
Robert S. Ippolito	57	Vice President, Secretary and Treasurer
Jordan B. Savitch	43	Senior Vice President and General Counsel
Steven T. Snyder	48	Senior Vice President-Corporate Development

        Peter M. Carlino.    Mr. Carlino has served as our Chairman of the Board of Directors and Chief Executive Officer since April 1994. Since 1976, Mr. Carlino has been President of Carlino Capital Management Corp. (formerly known as Carlino Financial Corporation), a holding company that owns and operates various Carlino family businesses, in which capacity he has been continuously active in strategic planning and monitoring the operations.

        Timothy J. Wilmott.    Mr. Wilmott joined us in February 2008 as President and Chief Operating Officer. Mr. Wilmott most recently served as Chief Operating Officer of Harrah's Entertainment, a position he held for approximately four years. In this position, he oversaw the operations of all of Harrah's revenue-generating businesses, including 48 casinos, 38,000 hotel rooms and 300 restaurants. All Harrah's Division Presidents, Senior Vice Presidents of Brand Operations, Marketing and Information Technology personnel reported to Mr. Wilmott in his capacity as Chief Operating Officer. Prior to his appointment to the position of Chief Operating Officer, Mr. Wilmott served from 1997 to 2002 as Division President of Harrah's Eastern Division with responsibility for the operations of eight Harrah's properties.

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

        Thomas P. Burke.    Mr. Burke joined us in November 2002, and was appointed to his current position of Senior Vice President-Regional Operations effective October 2008. In this position, Mr. Burke is responsible for overseeing all facets of our facilities located in Colorado, Iowa, Louisiana, Mississippi, Missouri, and New Mexico. Previously, Mr. Burke served as Vice President and General Manager of our Argosy Casino Riverside from June 2006 until October 2008 and as President and General Manager of our Bullwhackers properties from November 2002 until June 2006. Prior to joining us, Mr. Burke held senior management positions at Ameristar Casinos, Station Casinos, Trump Taj Mahal Casino Resort and Trump Castle Hotel/Casino, American Gaming and Entertainment and the Majestic Star Casino.

        John V. Finamore.    Mr. Finamore joined us in November 2002 as Senior Vice President-Regional Operations. In this position, Mr. Finamore is responsible for overseeing all facets of our facilities located in Florida, Illinois, Maine, New Jersey, Ohio, Ontario, Pennsylvania, and West Virginia. Prior to joining us, Mr. Finamore served as President of Missouri Operations for Ameristar Casinos, Inc. from December of 2000 until February of 2002 and President of Midwest Operations for Station Casinos, Inc. from July 1998 until November 2000. Mr. Finamore has over 28 years of gaming industry and hotel management experience.

        Robert S. Ippolito.    In July 2001, we appointed Mr. Ippolito to the position of Vice President, Secretary and Treasurer. Mr. Ippolito has served as our Secretary and Treasurer since April 1994 and as our Chief Financial Officer from April 1994 until July 2001. Mr. Ippolito brings more than 24 years of gaming and racing experience to the management team both as a manager at a major accounting firm and as an officer of companies in the racing business.

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

        Steven T. Snyder.    Mr. Snyder joined us in May 1998, and from 1998 through 2001 served as Vice President of Corporate Development. In June 2003, he accepted the position of Senior Vice President of Corporate Development and is responsible for identifying and conducting internal and industry analysis of potential acquisitions, partnerships and other opportunities. Prior to joining us, Mr. Snyder was a partner with Hamilton Partners, Ltd., as well as Managing Director of Municipal and Corporate Investment Banking for Meridian Capital Markets. Mr. Snyder began his career in finance at Butcher & Singer, where he served as First Vice President of Public Finance.

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

Employees and Labor Relations

        As of December 31, 2008, we had 14,693 full- and part-time employees.

        We are required to have agreements with the horsemen at each of our racetracks to conduct our live racing and simulcasting activities, with the exception of our tracks in Ohio and New Mexico. In addition, in order to operate gaming machines in West Virginia, we must maintain agreements with each of the Charles Town Horsemen, pari-mutuel clerks and breeders.

        At the Charles Town Entertainment Complex, we have an agreement with the Charles Town Horsemen with an initial term expiring on December 31, 2011, and an agreement with the breeders that expires on June 30, 2009. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks, which expires on December 31, 2010.

        Our agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course expires on September 30, 2011. We have a collective bargaining agreement with Local 137 of the Sports Arena Employees (AFL-CIO) at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expires on December 31, 2011. We also have an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at our OTWs, which will expire on September 30, 2009.

        Our agreement with the Maine Harness Horsemen Association at Bangor Raceway expired at the end of the 2008 racing season. The parties are currently working cooperatively on a three-year extension, which is expected to be executed before the start of the 2009 racing season.

        Pennwood Racing, Inc. also has an agreement in effect with the horsemen at Freehold Raceway, which expires in May 2009.

        Throughout our Argosy properties, the Seafarers Entertainment and Allied Trade Union represents approximately one thousand nine hundred of our employees. At the Empress Casino Hotel, the Hotel Employees and Restaurant Employees Union ("UNITE/HERE") Local 1 represents approximately three hundred employees under a collective bargaining agreement which expires on March 31, 2010. At certain of our Argosy properties, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO, the International Brotherhood of Electrical Workers, the Security Police and Fire Professionals of America, the American Maritime Officers Union, the International Brotherhood of Electronic Workers Local 176, and UNITE/HERE Local 10 represent certain of our employees. We have collective bargaining agreements with these unions that expire at various times between July 2009 and October 2015. None of these unions individually represent more than fifty of our employees.

Available Information

        For more information about us, visit our web site at www.pngaming.com. Our electronic filings with the U.S. Securities and Exchange Commission (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our web site as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

        A substantial portion of our revenues is derived from our Charles Town, West Virginia and Lawrenceburg, Indiana facilities.

        For the fiscal year ended December 31, 2008, approximately 37.5% of our net revenues were collectively derived from our Charles Town and Lawrenceburg operations. Our ability to meet our operating and debt service requirements is substantially dependent upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the effect on Charles Town of the new gaming venues now possible in Maryland and the impact of Indianapolis Downs and Hoosier Downs on Lawrenceburg);

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

        We expect to continue pursuing expansion opportunities, and we regularly evaluate opportunities for acquisition of other properties, which evaluations may include discussions and the review of confidential information after the execution of nondisclosure agreements with potential acquisition candidates, some of which may be potentially significant in relation to our size.

        We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may acquire. The integration of any other properties we may acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations.

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

        We expect to use a portion of our cash on hand, cash flow from operations and available borrowings under our revolving credit facility for significant capital expenditures at certain of our properties. Any proposed enhancement may require us to significantly increase the size of our existing work force at those properties. We cannot be certain that management will be able to hire and retain a sufficient number of employees to operate and manage these facilities at their optimal levels. The failure to employ the necessary work force could adversely affect our operations and ultimately harm profitability. In addition, these enhancements could involve risks similar to construction risks including cost over-runs and delays, market deterioration and timely receipt of required licenses, permits or authorizations. Our failure to complete any new development or expansion project as planned, on schedule, within budget or in a manner that generates anticipated profits, could have a material adverse effect on our business, financial condition and results of operations.

        We face a number of challenges prior to opening new or upgraded gaming facilities.

        No assurance can be given that, when we endeavor to open new or upgraded gaming facilities, the expected timetables for opening such facilities will be met in light of the uncertainties inherent in the development of the regulatory framework, the licensing process, legislative action and litigation.

        We face significant competition from other gaming operations.

        The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines not located in casinos, Native American gaming, Internet gaming and other forms of gambling in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, high school, collegiate and professional athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as proposed sites in Kansas and Maryland), may legalize and implement gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

        Gaming competition is intense in most of the markets where we operate. As competing properties and new markets are opened (for instance, the potential new markets in Kansas and Maryland, the potential competition in Baton Rouge and the new properties in St. Louis and Indianapolis), our operating results may be negatively affected. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. There could be further competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes.

        We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in detail in the subsection entitled "Competition—Gaming Operations" of this Annual Report on Form 10-K.

        Our management service contract for Casino Rama expires on July 31, 2011.

        Through CHC Casinos Canada Limited, our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. Casino Rama is located on the lands of the Rama First Nation, approximately 90 miles north of Toronto. The property has approximately 93,000 square feet of gaming space, 2,535 gaming machines, 105 table games and 12 poker tables. In addition, the property includes a 5,000-seat entertainment facility, a 289-room hotel and 3,170 parking spaces.

        The Development and Operating Agreement (the "Agreement"), which we refer to as the management service contract for Casino Rama, sets out the duties, rights and obligations of CHC Casinos Canada Limited and our wholly-owned subsidiary, CRC Holdings, Inc. CHC Casinos Canada Limited substantially relies on our experience, know-how, guidance and assistance to carry out the duties and obligations under the Agreement. The compensation under the Agreement is a base fee equal to 2.0% of gross revenues of the casino and an incentive fee equal to 5.0% of the casino's net operating profit.

        The Agreement terminates on July 31, 2011, and the Ontario Lottery and Gaming Corporation has the option to extend the term of the Agreement for two successive periods of five years each, commencing on August 1, 2011.

        There can be no assurance that the Agreement will be extended beyond August 1, 2011.

        We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

        From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome of these matters and, in general, litigation can be expensive and time consuming. We may not be successful in these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations (see, for example, the lawsuits described in Item 3 below).

        We face extensive regulation from gaming and other regulatory authorities.

        Licensing requirements.    As owners and managers of gaming and pari-mutuel wagering facilities, we are subject to extensive state, local and, in Canada, provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities, including the Colorado Limited Gaming Control Commission, the Florida Department of Business and Professional Regulation-Division of Pari-Mutuel Wagering, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Gaming and Racing Commission, the Louisiana Gaming Control Board, the Maine Gambling Control Board, the Maine Harness Racing Commission, the Mississippi State Tax Commission, the Mississippi Gaming Commission, the Missouri Gaming Commission, the New Jersey Racing Commission, the New Mexico Gaming Control Board, the New Mexico Racing Commission, the Ohio State Racing Commission, the Pennsylvania Gaming Control Board, the Pennsylvania State Horse Racing Commission, the West Virginia Racing Commission, the West Virginia Lottery Commission, and the Alcohol and Gaming Commission of Ontario, have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, numbers and types of machines and loss limits. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

        Moreover, legislation to prohibit or limit gaming may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results. For example, in October 2005, the Illinois House of Representatives voted to approve proposed legislation that would eliminate riverboat gambling. If the Illinois Senate had passed a bill eliminating riverboat gambling, our business would have been materially impacted. In addition, legislation banning smoking appears to be gaining momentum in a number of jurisdictions where we operate (including passage in Illinois, Colorado and Pennsylvania in 2008). If these bans continue to be enacted, our business could be adversely affected.

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

        Changing laws and regulations relating to corporate governance and public disclosure, including U.S. Securities and Exchange Commission regulations, generally accepted accounting principles, and NASDAQ Global Select Market rules, are creating uncertainty for companies. These changing laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, recent issuance and/or lack of guidance. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. In addition, further regulation of financial institutions and public companies is possible in light of recent economic events. This could result in continuing uncertainty and higher costs regarding compliance matters. Due to our commitment to maintain high standards of compliance with laws and public disclosure, our efforts to comply with evolving laws, regulations and standards have resulted in and are likely to continue to result in increased general and administrative expense. In addition, we are subject to different parties' interpretation of our compliance with these new and changing laws and regulations. A failure to comply with any of these laws or regulations could have a materially adverse effect on us. For instance, if our gaming authorities, the U.S. Securities and Exchange Commission, our independent auditors or our shareholders and potential shareholders conclude that our compliance with the regulations is unsatisfactory, this may result in a negative public perception of us, subject us to increased regulatory scrutiny, penalties or otherwise adversely affect us.

        Inclement weather and other conditions could seriously disrupt our business and have a material adverse effect on our financial condition and results of operations.

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For example, in late August 2005, we closed Hollywood Casino Bay St. Louis in Bay St. Louis, Mississippi, Boomtown Biloxi in Biloxi, Mississippi and Hollywood Casino Baton Rouge in Baton Rouge, Louisiana in anticipation of Hurricane Katrina. Hollywood Casino Baton Rouge subsequently reopened on August 30, 2005. However, due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume until June 29, 2006 and August 31, 2006, respectively. In addition, several of our casinos are subject to risks generally associated with the movement of vessels on inland waterways, including risks of collision or casualty due to river turbulence and traffic. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period.

        The extent to which we can recover under our insurance policies for damages sustained at our properties in the event of future hurricanes, as well as changes in the local gaming market as a result of a hurricane could adversely affect our business.

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

        We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to sell or rent property. The Bullwhackers properties are located within the geographic footprint of the Clear Creek/Central City Superfund Site, a large area of historic mining activity which is the subject of state and federal clean-up actions. Although we have not been named a potentially responsible party for this Superfund Site, it is possible that as a result of our ownership and operation of these properties (on which mining may have occurred in the past), we may incur costs related to this matter in the future. Furthermore, we are aware that there is or may be soil or groundwater contamination at certain of our facilities resulting from current or former operations. These matters are in various stages of investigation, and we are not able at this time to estimate the costs that will be required to resolve them. Additionally, certain of the gaming chips used at many gaming properties, including ours, have been found to contain some level of lead. Analysis by third parties has indicated the normal handling of the chips does not create a health hazard. We are in the process of evaluating potential environmental issues and our disposal alternatives. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

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

        Effective October 1, 2004, we signed an agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course that expires on September 30, 2011. At the Charles Town Entertainment Complex, we have an agreement with the Charles Town Horsemen with an initial term expiring on December 31, 2011, and an agreement with the breeders that expires on June 30, 2009. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on December 31, 2010. Our agreement with the Maine Harness Horsemen Association at Bangor Raceway expired at the end of the 2008 racing season. The parties are currently working cooperatively on a three-year extension, which is expected to be executed before the start of the 2009 racing season. Pennwood Racing, Inc. also has an agreement in effect with the horsemen at Freehold Raceway, which expires in May 2009.

        If we fail to maintain operative agreements with the horsemen at a track, we will not be permitted to conduct live racing and export and import simulcasting at that track and OTWs and, in West Virginia, we will not be permitted to operate our gaming machines. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

        Work stoppages, organizing drives and other labor problems could negatively impact our future profits.

        Some of our employees are currently represented by labor unions. A lengthy strike or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and results of operations. Labor unions are making a concerted effort to recruit more employees in the gaming industry. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration. We cannot provide any assurance that we will not experience additional and more successful union activity in the future.

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

  •
  require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

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

        The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our revenues and our ability to access financing.

        While we intend to finance expansion and renovation projects with existing cash, cash flow from operations and borrowing under our $2.725 billion senior secured credit facility, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all. Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

        The availability and cost of financing could have an adverse effect on business.

        We intend to finance some of our current and future expansion and renovation projects primarily with cash flow from operations, borrowings under our current $2.725 billion senior secured credit facility and equity or debt financings. Depending on the state of the credit markets, if we are unable to finance our current or future expansion projects, we could have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our $2.725 billion senior secured credit facility. Depending on credit market conditions, these sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, acquisitions, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

        Our indebtedness imposes restrictive covenants on us.

        Our existing $2.725 billion senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, our existing $2.725 billion senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. A failure to comply with the restrictions contained in our $2.725 billion senior secured credit facility and the indentures governing our existing senior subordinated notes could lead to an event of default thereunder which could result in an acceleration of such indebtedness. In addition, the indentures relating to our senior subordinated notes restrict, among other things, our ability to incur additional indebtedness (excluding certain indebtedness under our $2.725 billion senior secured credit facility), make certain payments and dividends or merge or consolidate. A failure to comply with the restrictions in any of the indentures governing the notes could result in an event of default under such indenture which could result in an acceleration of such indebtedness and a default under our other debt, including our existing senior subordinated notes and our $2.725 billion senior secured credit facility.

        To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.

        Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our existing $2.725 billion senior secured credit facility will be adequate to meet our future liquidity needs for the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our existing $2.725 billion senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, including with respect to our indebtedness. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. As we are required to satisfy amortization requirements under our existing $2.725 billion senior secured credit facility or as other debt matures, we may also need to raise funds to refinance all or a portion of our debt. We cannot assure you that we will be able to refinance any of our debt, including our existing $2.725 billion senior secured credit facility, on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service or refinance the notes, extend or refinance our debt, including our existing $2.725 billion senior secured credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

 ITEM 2. PROPERTIES

        The following describes our principal real estate properties:

        Charles Town Entertainment Complex.    We own a 300-acre parcel in Charles Town, West Virginia, a portion of which contains the Charles Town Entertainment Complex. The property includes a 153-room hotel and a 3/4 mile all-weather, lighted thoroughbred racetrack and an enclosed grandstand/clubhouse.

        Argosy Casino Lawrenceburg.    The Argosy VI is a riverboat casino, which we own. We own and lease 52 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the Argosy VI, and includes an entertainment pavilion, a 300-room hotel, two parking garages and an adjacent surface lot. In addition, we own a 52-acre parcel on Route 50 which we use for remote parking.

        Hollywood Casino at Penn National Race Course.    We own approximately 625 acres in Grantville, Pennsylvania, of which 225 is where the Penn National Race Course is located. Currently, the property includes a 365,000 square foot integrated slot wagering and horse racing facility, complimented by a one-mile all-weather thoroughbred racetrack and a 7/8-mile turf track. The property also includes approximately 400 acres surrounding the Penn National Race Course that are available for future expansion or development.

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

        Hollywood Casino Baton Rouge.    The Hollywood Casino Baton Rouge is a four-story riverboat casino, which we own. We own a 17.4-acre site on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The property site serves as the dockside embarkation for the Hollywood Casino Baton Rouge and features a two-story building. We also own 5.5 acres of land that are used primarily for offices, warehousing, and parking. In December 2007, we agreed to acquire 3.8 acres of adjacent land and to pay for half of the construction costs (subject to a ceiling of $3.8 million) for a railroad underpass with the seller of the land. The underpass will provide unimpeded access to the casino property and to property owned by the seller for future development. Subject to the satisfaction of various conditions, construction on the underpass may begin in the second quarter of 2009.

        Argosy Casino Alton.    The Alton Belle II is a riverboat casino, which we own. We lease a 2.5-acre parcel in Alton, Illinois, a portion of which serves as the dockside boarding for the Alton Belle II. The dockside facility includes an entertainment pavilion and office space. In addition, we lease a warehouse facility.

        Hollywood Casino Tunica.    We lease approximately 70 acres of land in Tunica, Mississippi, which contains a single-level casino, a 494-room hotel, and other land-based facilities.

        Hollywood Casino Bay St. Louis.    We own approximately 614 acres in the city of Bay St. Louis, Mississippi, including a 17-acre marina. The property includes an 18-hole golf course, a 291-room hotel, and other land-based facilities, all of which we own.

        Argosy Casino Sioux City.    We have a lease in Sioux City, Iowa, for the landing rights, which includes the dockside embarkation for the Argosy IV. The Argosy IV is a riverboat casino. We own the Argosy IV as well as adjacent barge facilities.

        Boomtown Biloxi.    We lease approximately 13 acres, most of which is utilized for the gaming location, under a lease that expires in 2093. We also lease approximately 5 acres of submerged tidelands at the casino site from the State of Mississippi under a ten-year lease with a five-year option to renew. We own the barge on which the casino is located and all of the land-based facilities.

        Hollywood Slots Hotel and Raceway.    We lease approximately 26 acres located at Bass Park in Bangor, Maine, which consists of over 12,000 square feet of grandstand space with seating for 3,500 patrons. In addition, we lease the land on which the Hollywood Slots Hotel and Raceway facility is located, consisting of just over 9 acres, which is near our Bass Park property.

        Bullwhackers.    Our Bullwhackers Casino and the adjoining Bullpen are located on an approximately 4-acre site. We own the Bullwhackers Casino property and lease the Bullpen Casino property. On August 30, 2006, we purchased a gas station/convenience store located approximately 7 miles east of Bullwhackers Casino on Highway 119. This is approximately a 7.6 acre site.

        Black Gold Casino at Zia Park.    Our Black Gold Casino adjoins the Zia Park Racetrack and is located on an approximately 320-acre site that we own.

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

        Casino Rama.    We do not own any of the land located at or near the casino or Casino Rama's facilities and equipment. The Ontario Lottery and Gaming Corporation has a long-term ground lease with an affiliate of the Rama First Nation, for the land on which Casino Rama is situated. Under the Development and Operating Agreement (the "Agreement"), CHC Casinos Canada Limited and CRC Holdings, Inc. have been granted full access to Casino Rama during the term of the Agreement to perform the management services under the Agreement. The Casino Rama facilities are located on approximately 57 acres.

        Off-track Wagering Facilities.    We lease our four currently-operating OTWs. We also own the property where the closed Williamsport OTW operated through June 2007. The following is a list of our four currently-operating OTWs and their locations:

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

        The following proceedings could result in costs, settlements, damages, or rulings that materially impact our consolidated financial condition or operating results. In each instance, we believe that we have meritorious defenses, claims and/or counter-claims, and intend to vigorously defend ourselves or pursue our claim.

        In conjunction with our acquisition of Argosy Gaming Company ("Argosy") in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, we became responsible for litigation initiated over eight years ago related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost gaming revenues that the plaintiff contended it could have earned if the gaming license had been properly issued to the plaintiff. On October 2, 2006, we prevailed on a partial summary judgment motion which limited plaintiff's damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys' fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys' fees, costs and interest. We have established an appropriate reserve and have bonded the judgment pending its appeal. Both the plaintiff and we have appealed the judgment to the First Circuit Court of Appeals in Louisiana and oral arguments took place on August 28, 2008. We have the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy's recoupment rights.

        In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah's Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the "Court"), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court's ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the four casino plaintiffs filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit.

        On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the same four casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the four casinos filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois, asking the Court to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 is paid into a protest fund where it accrues interest. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit.

        In August 2007, a complaint was filed on behalf of a putative class of our public shareholders, and derivatively on behalf of us, in the Court of Common Pleas of Berks County, Pennsylvania (the "Complaint"). The Complaint names our Board of Directors as defendants and us as a nominal defendant. The Complaint alleges, among other things, that the Board of Directors breached their fiduciary duties by agreeing to the proposed transaction with Fortress and Centerbridge for inadequate consideration, that certain members of the Board of Directors have conflicts with regard to the Merger, and that we and our Board of Directors have failed to disclose certain material information with regard to the Merger. The Complaint seeks, among other things, a court order determining that the action is properly maintained as a class action and a derivative action enjoining us and our Board of Directors from consummating the proposed Merger, and awarding the payment of attorneys' fees and expenses. We and the plaintiff had reached a tentative settlement in which we agreed to pay certain attorneys' fees and to make certain disclosures regarding the events leading up to the transaction with Fortress and Centerbridge in the proxy statement sent to shareholders in November 2007. Final settlement was contingent upon court approval and consummation of the transaction with Fortress and Centerbridge. Because the transaction with Fortress and Centerbridge was terminated as described in Note 3 to the Consolidated Financial Statements, we expect to move for a dismissal of the complaint.

        On July 16, 2008, we were served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of our Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that our disclosure practices relative to the proposed transaction with Fortress and Centerbridge and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint has been amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. We filed a motion to dismiss the complaint in November 2008, and oral arguments for the motion were heard by the court on February 23, 2009. Following oral arguments, the court granted our motion and dismissed the complaint with prejudice. We anticipate that the plaintiffs will file a motion for reconsideration with the court.

        On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the "County") filed suit against Kansas Penn Gaming, LLC ("KPG," a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and us in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. Defendants are currently contesting the validity and scope of the attachment and intend to defend the merits of the case going forward.

        On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC ("HV") in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the "Contract") that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against us claiming that we are liable to HV for KPG's alleged breach based on a Guaranty Agreement signed by us. Both cases were consolidated. We have filed a motion to dismiss HV's claims against us. This motion has been fully briefed and is pending.

        The following dispute was concluded in the fourth quarter of 2008:

        In November 2005, Capital Seven, LLC and Shawn A. Scott (collectively, "Capital Seven"), the sellers of Bangor Historic Track, Inc. ("BHT"), filed a demand for arbitration with the American Arbitration Association seeking $30 million plus interest and other damages. Capital Seven alleged a breach of contract by us based on our payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price Capital Seven claimed was due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on our operations. The arbitrators issued their ruling in November 2008, stating that, under the applicable tax rate, the purchase price was $61 million. The panel awarded $10 million plus contractual interest to Capital Seven. Pursuant to the dispute resolution procedures, we had deposited the disputed $30 million in escrow, pending a resolution. This amount was included in other assets within the consolidated balance sheet at December 31, 2007. On December 1, 2008, the escrowed funds were released, with $13.1 million being paid to Capital Seven and the remainder being returned to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
An Annual Meeting of Shareholders was held on November 12, 2008.

(b)
Certain matters voted upon at the Annual Meeting and the votes cast with respect to such matters are as follows:

          (i)    Election of Directors:

Name	Votes For	Votes Withheld
Peter M. Carlino	59,612,926	16,901,771
Harold Cramer	50,141,769	26,372,927

          (ii)   Approval for us to utilize a "private placement" instead of a "public offering" if we elect to issue shares of Common Stock to redeem its Series B Redeemable Preferred Stock:

Votes For	Votes Against	Abstentions	Broker Non-Votes
63,659,977	884,957	126,005	11,843,758

          (iii)  Approval of our 2008 Long Term Incentive Compensation Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
48,064,731	16,447,993	158,215	11,843,758

          (iv)  Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for 2008:

Votes For	Votes Against	Abstentions	Broker Non-Votes
75,930,439	464,136	120,122	0

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Range of Market Price

        Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol "PENN." The following table sets forth for the periods indicated the high and low sales prices per share of our Common Stock as reported on the NASDAQ Global Select Market.

	High	Low
2008
First Quarter	$59.79	$38.76
Second Quarter	47.08	31.82
Third Quarter	35.37	23.30
Fourth Quarter	26.79	11.82
2007
First Quarter	$47.99	$39.94
Second Quarter	63.68	42.06
Third Quarter	61.00	54.40
Fourth Quarter	62.30	56.67

        The closing sale price per share of our Common Stock on the NASDAQ Global Select Market on February 12, 2009, was $20.20. As of February 12, 2009, there were approximately 634 holders of record of our Common Stock.

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

Stock Repurchase

        The repurchase of up to $200 million of our Common Stock over the twenty-four month period ending July 2010 was authorized by our Board of Directors in July 2008. During the month ended October 31, 2008, we repurchased 7,785,384 shares of our Common Stock in open market transactions for approximately $120.9 million, at an average price of $15.51. We did not repurchase any shares of our Common Stock in November or December of 2008. During the year ended December 31, 2008, we repurchased an aggregate of 8,934,984 shares of our Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05.

 ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial and operating data for the years ended December 31, 2008, 2007 and 2006 is derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The following selected consolidated financial and operating data for the years ended December 31, 2005 and 2004 are derived from our consolidated financial statements that had been audited by BDO Seidman, LLP, an independent registered public accounting firm. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

        The following is a listing of our acquisitions and dispositions that occurred during the five-year period ended December 31, 2008:

  •
  In January 2005, we transferred the operations of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority ("MTGA"). The sale was not considered final until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding until August 7, 2006.

  •
  In July 2005, we divested the Hollywood Casino Shreveport property.

  •
  In October 2005, we acquired Argosy Gaming Company and divested the Argosy Casino Baton Rouge property.

  •
  In April 2007, we acquired Black Gold Casino at Zia Park.

  •
  In October 2007, we acquired Sanford-Orlando Kennel Club.

	Year Ended December 31,
	2008(1)	2007(2)	2006(3)	2005(4)	2004
	(in thousands, except per share data)
Income statement data:(5)
Net revenues	$2,423,053	$2,436,793	$2,244,547	$1,369,105	$1,105,290
Total operating expenses	2,509,494	1,938,984	1,666,706	1,125,557	891,510

(Loss) income from continuing operations	(86,441)	497,809	577,841	243,548	213,780
Total other income (expenses)	38,856	(205,569)	(207,909)	(101,778)	(76,152)

(Loss) income from continuing operations before income taxes	(47,585)	292,240	369,932	141,770	137,628
Taxes on income	105,738	132,187	156,852	54,593	50,288

Net (loss) income from continuing operations	(153,323)	160,053	213,080	87,177	87,340
Income (loss) from discontinued operations	—	—	114,008	33,753	(15,856)

Net (loss) income	$(153,323)	$160,053	$327,088	$120,930	$71,484

Per share data:(6)
(Loss) earnings per share—Basic
(Loss) income from continuing operations	$(1.81)	$1.87	$2.53	$1.05	$1.09
Discontinued operations, net of tax	—	—	1.35	0.41	(0.20)

Basic (loss) earnings per share	$(1.81)	$1.87	$3.88	$1.46	$0.89

(Loss) earnings per share—Diluted
(Loss) income from continuing operations	$(1.81)	$1.81	$2.46	$1.02	$1.05
Discontinued operations, net of tax	—	—	1.32	0.39	(0.19)

Diluted (loss) earnings per share	$(1.81)	$1.81	$3.78	$1.41	$0.86

Weighted shares outstanding—Basic(7)	84,536	85,578	84,229	82,893	80,510
Weighted shares outstanding—Diluted(7)	84,536	88,384	86,634	85,857	83,508
Other data:
Net cash provided by operating activities	$420,463	$431,219	$281,809	$150,475	$197,164
Net cash used in investing activities	(391,498)	(611,617)	(302,341)	(1,978,800)	(67,114)
Net cash provided by (used in) financing activities	542,941	186,255	56,427	1,873,221	(124,177)
Depreciation and amortization	173,545	147,915	123,951	72,531	65,785
Interest expense	169,827	198,059	196,328	89,344	75,720
Capital expenditures	344,894	361,155	408,883	121,135	68,957
Balance sheet data:
Cash and cash equivalents(8)	$746,278	$174,372	$168,515	$132,620	$87,620
Total assets	5,189,676	4,967,032	4,514,082	4,190,404	1,632,701
Total debt(8)	2,430,180	2,974,922	2,829,448	2,786,229	858,909
Shareholders' equity	2,057,273	1,120,962	921,163	546,543	398,092

(1)
As a result of a decline in our share price, an overall reduction in industry valuations, and property operating performance in the current economic environment, we recorded a pre-tax impairment charge of $481.3 million ($392.6 million, net of taxes) during the year ended December 31, 2008, as we determined that a portion of the value of our goodwill, indefinite-life intangible assets and long-lived assets was impaired. The impairment charge by property was as follows: Argosy Casino Lawrenceburg, $214.1 million pre-tax ($189.3 million, net of taxes); Hollywood Casino Aurora, $43.7 million pre-tax and net of taxes; Empress Casino Hotel, $94.4 million pre-tax ($60.4 million, net of taxes); Argosy Casino Alton, $14.1 million pre-tax and net of taxes; Bullwhackers, $14.2 million pre-tax ($9.1 million, net of taxes); Hollywood Slots Hotel and Raceway, $82.7 million pre-tax ($64.0 million, net of taxes); Corporate overhead, $18.1 million pre-tax ($12.0 million, net of taxes).

(2)
Reflects the operations of Black Gold Casino at Zia Park since April 16, 2007, and Sanford-Orlando Kennel Club since October 17, 2007.

(3)
During the year ended December 31, 2006, as a result of the increased asset values resulting from the reconstruction at Hollywood Casino Bay St. Louis, we determined that all of the goodwill associated with the original purchase of the property was impaired. Accordingly, we recorded a pre-tax charge of $34.5 million ($22.0 million, net of taxes).

(4)
Reflects the operations of Argosy properties since the October 1, 2005 acquisition effective date.

(5)
For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

(6)
Per share data has been retroactively restated to reflect the increased number of Common Stock shares outstanding as a result of our March 7, 2005 stock split.

(7)
Since we reported a loss from continuing operations for the year ended December 31, 2008, we were required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share", to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted earnings per share for the year ended December 31, 2008.

(8)
Does not include discontinued operations.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. We currently own or operate nineteen facilities in fifteen jurisdictions, including Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario. We believe that our portfolio of assets provides us with a diversified cash flow from operations.

        We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company ("Argosy"), Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club.

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

Merger Announcement and Termination

        On June 15, 2007, we announced that we had entered into a merger agreement that, at the effective time of the transactions contemplated thereby, would have resulted in our shareholders receiving $67.00 per share. Specifically, we, PNG Acquisition Company Inc. ("Parent") and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent ("Merger Sub"), announced that we had entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the "Merger Agreement"), that provided, among other things, for Merger Sub to be merged with and into us (the "Merger"), as a result of which we would have continued as the surviving corporation and would have become a wholly-

owned subsidiary of Parent. Parent is indirectly owned by certain funds managed by affiliates of Fortress Investment Group LLC ("Fortress") and Centerbridge Partners, L.P. ("Centerbridge").

        On July 3, 2008, we entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee (the "Cash Termination Fee") and a $1.25 billion, zero coupon, preferred equity investment (the "Investment"). Pursuant to the terms of the preferred equity purchase agreement, the purchasers made a nonrefundable $475 million payment (the "Initial Investment") to us on July 3, 2008, in addition to the payment of the Cash Termination Fee. Under the terms of the purchase agreement, the purchasers deposited the remaining preferred equity investment purchase consideration with an escrow agent, with the funds to be released from escrow upon the issuance of the Preferred Stock. On October 30, 2008, following the receipt of required regulatory approvals and the satisfaction of certain other conditions, we closed the sale of the Investment and received the remaining preferred equity investment purchase consideration of $775 million from the escrow agent.

Executive Summary

        Factors affecting our results for the year ended December 31, 2008, as compared to the year ended December 31, 2007, included the impairment loss recorded in the year ended December 31, 2008, decreases in consumer spending on gaming activities caused by current economic conditions, competitive pressures at some of our properties, the impact of the Illinois and Colorado smoking bans that became effective on January 1, 2008, lobbying costs incurred for efforts primarily in Ohio, Maryland and Maine, separation payments to Leonard DeAngelo, the opening of the casino at Hollywood Casino at Penn National Race Course, the opening of the permanent facility at Hollywood Slots Hotel and Raceway in Bangor, Maine, the acquisitions of Sanford-Orlando Kennel Club and Black Gold Casino at Zia Park, the impact of the Argosy Casino Riverside hotel, the receipt of the Cash Termination Fee, net of related expenses, and the expiration of the 3% tax surcharge at Hollywood Casino Aurora and Empress Casino Hotel from May 26, 2008 through December 14, 2008.

Financial Highlights:

  •
  Net revenues decreased by $13.7 million, or 0.6%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions, competitive pressures at some of our properties, as well as the effect of the impact of the Illinois and Colorado smoking bans that became effective on January 1, 2008. These decreases were partially offset by increases in net revenues due to the opening of the casino at Hollywood Casino at Penn National Race Course, the opening of the permanent facility at Hollywood Slots Hotel and Raceway, the acquisitions of Sanford-Orlando Kennel Club and Black Gold Casino at Zia Park, and the impact of the Argosy Casino Riverside hotel.

  •
  As a result of a decline in our share price, an overall reduction in industry valuations, and property operating performance in the current economic environment, we recorded a pre-tax impairment charge of $481.3 million ($392.6 million, net of taxes) during the year ended December 31, 2008, as we determined that a portion of the value of our goodwill, indefinite-life intangible assets and long-lived assets was impaired.

  •
  Loss from continuing operations changed by $584.3 million, or 117.4%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily due to the impairment loss recorded in the year ended December 31, 2008, as well as the overall decrease in net revenues and increases in gaming expense, food, beverage and other expense, general and administrative expense and depreciation expense.

  •
  Net loss changed by $313.4 million, or 195.8%, for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily due to the variances explained above, which were partially offset by the receipt of the Cash Termination Fee, net of related expenses.

Other Developments:

  •
  In February 2009, we filed a license application with the Maryland Video Lottery Facility Location Commission to be considered for a Video Lottery Operation License for the Cecil County Zone in Cecil County, Maryland. On July 7, 2008, we had announced that we had secured an 18-month option to purchase approximately 36 acres of land located in Perryville, Cecil County, Maryland from Principio Iron Company L.P.

  •
  In December 2008, the Board of Directors extended the expiration date for all previous stock option grants by three years. Due to potential adverse tax consequences of IRS regulations, certain executives with in the money stock options elected not to take advantage of this extension for their in the money stock options or elected to extend for less than three years.

  •
  In November 2008, the arbitrators of litigation between Capital Seven, LLC and Shawn A. Scott (collectively, "Capital Seven"), the sellers of Bangor Historic Track, Inc. ("BHT"), and us issued their ruling regarding the disputed purchase price of BHT. Capital Seven was seeking $30 million plus interest and other damages for breach of contract by us based on our payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price Capital Seven claimed was due under the purchase agreement. The arbitrators stated that, under the applicable tax rate, the purchase price was $61 million. The panel awarded $10 million plus contractual interest to Capital Seven. Pursuant to the dispute resolution procedures, we had deposited the disputed $30 million in escrow, pending a resolution. This amount was included in other assets within the consolidated balance sheet at December 31, 2007. On December 1, 2008, the escrowed funds were released, with $13.1 million being paid to Capital Seven and the remainder being returned to us.

  •
  In November 2008, a ballot measure that would have amended the Ohio Constitution to allow a casino near the Town of Wilmington in Southwest Ohio failed. We contributed towards the campaign to defeat the amendment. In Maryland, voters approved gaming expansion at five targeted regions throughout the state. In Missouri, the state's $500 loss limit was repealed and, in Colorado, the state bet limit was increased from $5 to $100.

  •
  On October 30, 2008, following the receipt of required regulatory approvals and the satisfaction of certain other conditions, we closed the sale of the Investment and received the remaining preferred equity investment purchase consideration of $775 million from the escrow agent. On July 3, 2008, we had entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we had agreed to receive a total of $1.475 billion, consisting of the Cash Termination Fee and the Investment. Pursuant to the terms of the preferred equity purchase agreement, the purchasers made the Initial Investment to us on July 3, 2008, in addition to the payment of the Cash Termination Fee. Under the terms of the purchase agreement, the purchasers had deposited the remaining preferred equity investment purchase consideration with an escrow agent, with the funds to be released from escrow upon the issuance of the Preferred Stock.

  •
  Pursuant to the terms of the preferred equity purchase agreement, and in conjunction with the closing of the sale of the Investment, Wesley R. Edens, the Chairman and Chief Executive Officer of Fortress, joined our Board of Directors, increasing the size of our Board to seven members.

  •
  We used a portion of the net proceeds from the Investment and the after-tax proceeds of the Cash Termination Fee for the repayment of some of our existing debt, repurchases of our Common Stock, lobbying expenses for efforts in Ohio and the investment in corporate debt securities, with the remainder being invested primarily in short-term securities. The repurchase of up to $200 million of our Common Stock over the twenty-four month period ending July 2010 was authorized by our Board of Directors in July 2008. During the year ended December 31, 2008, we repurchased 8,934,984 shares of our Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05.

  •
  On September 5, 2008, the 153-room hotel at Charles Town Entertainment Complex was opened to the public.

  •
  In deference to the proposed Merger, our Board of Directors had determined that the compensation to be paid in 2008 to the non-employee directors be composed of a fixed amount of cash compensation (with no special payment, meeting fees or equity grants). Each non-employee director was expected to receive $150,000, 50% of which was to be paid on January 25, 2008, and the balance of which was expected to be paid in equal monthly installments throughout 2008 (with the total balance payable at the time of the closing of the Merger). If the Merger was not consummated, our Board of Directors would then consider whether equity awards were appropriate. As of June 30, 2008, each non-employee director had received $112,500. On August 8, 2008, our Board of Directors approved changes to the compensation for the non-employee directors. Under the approved program, in lieu of the $37,500 cash remaining to be paid to each non-employee director in 2008, each non-employee director was granted stock options to purchase 20,000 shares of our Common Stock at an exercise price of $29.34 per share, in lieu of further cash payments. The stock options were granted pursuant to our 2003 Long Term Incentive Compensation Plan.

  •
  On August 4, 2008, we announced the departure of Leonard DeAngelo as an officer. Mr. DeAngelo received benefits and separation payments in accordance with the employment agreement between Mr. DeAngelo and us dated as of July 31, 2006.

  •
  On July 16, 2008, we were served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of our Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that our disclosure practices relative to the proposed transaction with Fortress and Centerbridge and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint has been amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. We filed a motion to dismiss the complaint in November 2008, and oral arguments for the motion were heard by the court on February 23, 2009. Following oral arguments, the court granted our motion and dismissed the complaint with prejudice. We anticipate that the plaintiffs will file a motion for reconsideration with the court.

  •
  In July 2008, we exercised our clawback right for the accelerated change in control payments previously provided to certain members of our management team in accordance with the Acknowledgement and Agreement that we had entered into with certain members of our management team on December 26, 2007, and advised the affected executives of the amounts to be repaid and the due date. We have received the net amount from each executive, and are working with each executive to recover the applicable taxes.

  •
  In the third quarter of 2008, we paid certain members of our management team a total of approximately $3.1 million in cash, which represents the external measure portion of our Annual Incentive Plan for 2007. The payments to the named executive officers were made as follows: Peter M. Carlino, $1.4 million; William J. Clifford, $0.5 million; Leonard M. DeAngelo, $0.5 million; Jordan B. Savitch, $0.2 million; Robert S. Ippolito, $0.1 million. The external measure portion provided for the payment of incentive compensation upon our achievement of pre-established goals regarding our free cash flow (ranking results versus the peer group from data reported in the Standard & Poors Research Insight database). The payments were not made earlier as the external free cash flow measure is calculated using publicly-available information regarding the peer group, which had not yet been published. Each named executive officer agreed and confirmed in writing that such payment would not be included in any future determination of any severance or change in control payment that may be due under any employment agreement between such executive and us.

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

  •
  In June 2008, we entered into the second term of our first layer of property insurance coverage in the amount of $200 million. The $200 million coverage, which is effective from August 8, 2007 through December 31, 2010, is on an "all risk" basis, including, but not limited to, coverage for "named windstorms," floods and earthquakes. In June 2008, we also purchased an additional $100 million of "all risk" coverage including, but not limited to, coverage for "named windstorms," floods and earthquakes. The additional $100 million of "all risk" coverage excludes coverage for windstorms, "named windstorms," floods, and earthquakes, for Boomtown Biloxi and Hollywood Casino Bay St. Louis. An additional $300 million of "all risk" coverage was purchased, which is subject to certain exclusions including, among others, exclusions for windstorms, "named windstorms," floods and earthquakes. The two additional coverage layers are effective from June 1, 2008 through June 1, 2009. There is a $25 million deductible for "named windstorm" events, and lesser deductibles as they apply to other perils. All three layers are subject to specific policy terms, conditions and exclusions.

  •
  On February 19, 2008, the Illinois Gaming Board resolved to allow us to retain the Empress Casino Hotel. Previously, in connection with our acquisition of Argosy, we entered into an agreement with the Illinois Gaming Board in which we agreed, in part, to enter into an agreement to divest the Empress Casino Hotel by December 31, 2006, which date was later extended to June 30, 2008, subject to us having the right to request that the Illinois Gaming Board review and reconsider the terms of the agreement. As a result of this decision, we plan to invest $55 million in the facility, in order to improve its competitive position in the market. We began these facility enhancements in late 2008 and expect the gaming vessel, food, beverage, VIP amenity upgrades and external improvements to be completed in the fourth quarter of 2009.

  •
  On February 12, 2008, we opened Hollywood Casino at Penn National Race Course, which included, upon opening, 2,020 slot machines, a five-story garage, an innovative, multi-media

    Hollywood design theme and bars and restaurants ranging from casual dining to higher-end fare. The facility has capacity for 980 additional gaming devices, and we added 207 additional slots in August 2008. The Epic Buffet was opened in October 2008 and Final Cut steakhouse was opened in December 2008.

  •
  On February 6, 2008, we announced that we named Timothy J. Wilmott to the position of President and Chief Operating Officer.

  •
  On August 31, 2007 and November 28, 2007, we filed license applications with the Kansas Lottery Commission to be considered as a Lottery Gaming Facility Manager for our proposed resorts in Cherokee County and Sumner County, respectively. In May 2008, the Kansas Lottery Commission approved our subsidiary's contracts to act as a Lottery Gaming Facility Manager in both counties. The management contracts were sent to the Kansas Lottery Gaming Facility Review Board (the "Review Board") for their consideration, and we presented our proposals to the Review Board in July 2008. In June 2008, in accordance with the management contracts, we paid privilege fees totaling $50.0 million to the State of Kansas, which were refundable if the required approvals were not obtained or if we withdrew our application prior to obtaining all required approvals. In August 2008, we learned that we were unsuccessful in our bid to manage a gaming facility in Sumner County, and the $25 million privilege fee paid to the State of Kansas for Sumner County was returned in September 2008. In addition, in September 2008, we withdrew our application to manage the facility in Cherokee County for various reasons.

  •
  On September 23, 2008, Kansas Penn Gaming, LLC ("KPG," a wholly-owned subsidiary created to pursue a development project in Cherokee County, Kansas) filed an action against HV Properties of Kansas, LLC ("HV") in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the "Contract") that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against us claiming that we are liable to HV for KPG's alleged breach based on a Guaranty Agreement signed by us. Both cases were consolidated. We have filed a motion to dismiss HV's claims against us. This motion has been fully briefed and is pending.

  •
  On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the "County") filed suit against KPG and us in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. Defendants are currently contesting the validity and scope of the attachment and intend to defend the merits of the case going forward.

  •
  In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah's Joliet and the Grand Victoria Casino in Elgin, and filed suit in Circuit Court of the Twelfth Judicial District in Will County, Illinois (the "Court"), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit, and have subsequently expensed approximately $30.3 million in incremental tax, including $5.6 million during the year ended December 31, 2008. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court's ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the four casino plaintiffs filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit.

  •
  On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the same four casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the four casinos filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois, asking the Court to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 is paid into a protest fund where it accrues interest. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit.

  •
  We are continuing to build and develop several of our properties, including Argosy Casino Lawrenceburg and Empress Casino Hotel. Additional information regarding our capital projects is discussed in detail in the section entitled "Liquidity and Capital Resources—Capital Expenditures" below.

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

Long-lived assets

        At December 31, 2008, we had a net property and equipment balance of $1,812.1 million within our consolidated balance sheet, representing 34.9% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income. As a result of a decline in our share price, an overall reduction in industry valuations, and property operating performance in the current economic environment, we believed that there were indicators of impairment as of December 31, 2008. As a result, we tested our long-lived assets for impairment as of December 31, 2008, and determined that a portion of the value of our long-lived assets, primarily at our Bullwhackers property, was impaired. Accordingly, we recorded a pre-tax impairment charge of $15.1 million ($10.0 million, net of taxes) during the year ended December 31, 2008 for these assets.

Goodwill and other intangible assets

        At December 31, 2008, we had $1,598.6 million in goodwill and $693.8 million in other intangible assets within our consolidated balance sheet, representing 30.8% and 13.4% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

        In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the reporting units to their carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment test is performed to determine the implied value of goodwill for that reporting unit. If the implied value is less than the carrying amount for that reporting unit, an impairment loss is recognized for that reporting unit. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), issued by the Financial Accounting Standards Board ("FASB"), we consider our gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized. The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. We use a market approach model, with EBITDA (earnings before interest, taxes, charges for stock compensation, impairment loss, depreciation and amortization, gain or loss on disposal of assets, merger termination settlement fees, net of related expenses, and other expense, and inclusive of loss from joint venture) multiples, as we believe that EBITDA is a widely-used measure of performance in the gaming industry and as we use EBITDA as the primary measurement of the operating performance of our properties (including the evaluation of operating personnel). In addition, we believe that an EBITDA multiple is the principal basis for the valuation of gaming companies. Changes in the estimated EBITDA multiple or forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized. As a result of a decline in our share price, an overall reduction in industry valuations, and property operating performance in the current economic environment, we believed that there were indicators of impairment as of December 31, 2008. As a result, we tested our goodwill and other intangible assets for impairment as of December 31, 2008, and determined that a portion of the value of these assets was impaired in certain reporting units. Accordingly, we recorded pre-tax impairment charges of $397.2 million ($338.5 million, net of taxes) and $69.0 million ($44.1 million, net of taxes) during the year ended December 31, 2008 for our goodwill and indefinite-life intangible assets, respectively.

Income taxes

        At December 31, 2008, we had a net deferred tax liability balance of $244.5 million within our consolidated balance sheet. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        The realizability of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

        We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of SFAS 109, on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2008, we had a liability relating to FIN 48 of $68.6 million, which is included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2008. We operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

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

  •
  The actions of government bodies can affect our operations in a variety of ways. For instance, the continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. In addition, government bodies may restrict, prevent or negatively impact operations in the jurisdictions in which we do business (such as through the Illinois, Colorado and Pennsylvania smoking bans that became effective on January 1, 2008).

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

  •
  The successful expansion at Empress Casino Hotel and Argosy Casino Lawrenceburg.

  •
  The successful execution of the development and construction activities currently underway at a number of our facilities, as well as the risks associated with the costs, regulatory approval and the timing for these activities.

  •
  The risks related to current economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our operating results and our ability to access financing.

        The results of continuing operations for the years ended December 31, 2008, 2007 and 2006 are summarized below:

Year Ended December 31,	2008	2007	2006
	(in thousands)
Revenues:
Gaming	$2,206,500	$2,227,944	$2,057,617
Management service fee	16,725	17,273	18,146
Food, beverage and other	334,206	320,520	275,700

Gross revenues	2,557,431	2,565,737	2,351,463
Less promotional allowances	(134,378)	(128,944)	(106,916)

Net revenues	2,423,053	2,436,793	2,244,547

Operating expenses:
Gaming	1,163,458	1,155,062	1,061,904
Food, beverage and other	264,012	247,576	224,673
General and administrative	427,146	388,431	349,909
Hurricane	—	—	(128,253)
Impairment loss	481,333	—	34,522
Depreciation and amortization	173,545	147,915	123,951

Total operating expenses	2,509,494	1,938,984	1,666,706

(Loss) income from continuing operations	$(86,441)	$497,809	$577,841

        The results of continuing operations by property for the years ended December 31, 2008, 2007 and 2006 are summarized below:

	Net Revenues			Income (loss) from Continuing Operations
Year Ended December 31,	2008	2007	2006	2008(5)	2007	2006(6)
	(in thousands)
Charles Town Entertainment Complex	$477,032	$500,800	$485,197	$114,726	$127,277	$122,938
Argosy Casino Lawrenceburg	432,082	478,719	474,046	(96,094)	142,690	139,267
Hollywood Casino at Penn National Race Course(1)	224,935	48,488	50,303	11,530	(9,451)	629
Hollywood Casino Aurora	198,693	251,877	245,475	13,009	73,914	70,140
Empress Casino Hotel	168,663	225,794	238,843	(63,922)	38,821	47,822
Argosy Casino Riverside	186,132	174,426	153,441	48,526	42,388	37,744
Hollywood Casino Baton Rouge	131,013	135,869	144,001	43,829	47,417	52,097
Argosy Casino Alton	84,040	119,166	115,194	(301)	29,709	21,373
Hollywood Casino Tunica	88,540	103,858	106,352	14,363	19,536	19,393
Hollywood Casino Bay St. Louis	101,997	96,622	32,184	6,025	4,850	35,810
Argosy Casino Sioux City	54,774	54,417	53,909	14,634	13,259	13,363
Boomtown Biloxi	75,701	86,159	51,421	9,753	12,979	72,812
Hollywood Slots Hotel and Raceway(2)	55,780	46,689	40,871	(79,922)	9,523	7,332
Bullwhackers	22,128	28,882	26,812	(16,922)	1,149	947
Black Gold Casino at Zia Park(3)	90,255	58,572	—	27,755	16,702	—
Casino Rama management service contract	16,725	17,273	18,146	15,183	15,899	16,765
Raceway Park	7,549	7,814	8,352	(1,368)	(1,119)	(651)
Sanford-Orlando Kennel Club(4)	7,014	1,368	—	(725)	(3)	—
Earnings from Pennwood Racing, Inc.	—	—	—	—	—	—
Corporate overhead	—	—	—	(146,520)	(87,731)	(79,940)

Total	$2,423,053	$2,436,793	$2,244,547	$(86,441)	$497,809	$577,841

(1)
Hollywood Casino at Penn National Race Course includes the results of our Pennsylvania casino that opened on February 12, 2008, as well as the Penn National Race Course and four OTWs.

(2)
On July 1, 2008, the permanent Hollywood Slots at Bangor facility, which is called the Hollywood Slots Hotel and Raceway, was opened.

(3)
Reflects results since the April 16, 2007 acquisition effective date.

(4)
Reflects results since the October 17, 2007 acquisition effective date.

(5)
As a result of a decline in our share price, an overall reduction in industry valuations, and property operating performance in the current economic environment, we recorded a pre-tax impairment charge of $481.3 million during the year ended December 31, 2008, as we determined that a portion of the value of our goodwill, indefinite-life intangible assets and long-lived assets was impaired. The pre-tax impairment charge by property was as follows: Argosy Casino Lawrenceburg,

  $214.1 million; Hollywood Casino Aurora, $43.7 million; Empress Casino Hotel, $94.4 million; Argosy Casino Alton, $14.1 million; Bullwhackers, $14.2 million; Hollywood Slots Hotel and Raceway, $82.7 million; Corporate overhead, $18.1 million.

(6)
During the year ended December 31, 2006, as a result of the increased asset values resulting from the reconstruction at Hollywood Casino Bay St. Louis, we determined that all of the goodwill associated with the original purchase of the property was impaired. Accordingly, we recorded a pre-tax impairment charge of $34.5 million.

Revenues

        Revenues for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

Year ended December 31,	2008	2007	Variance	Percentage Variance
Gaming	$2,206,500	$2,227,944	$(21,444)	(1.0)%
Management service fee	16,725	17,273	(548)	(3.2)%
Food, beverage and other	334,206	320,520	13,686	4.3%

Gross revenues	2,557,431	2,565,737	(8,306)	(0.3)%
Less promotional allowances	(134,378)	(128,944)	(5,434)	4.2%

Net revenues	$2,423,053	$2,436,793	$(13,740)	(0.6)%

Year ended December 31,	2007	2006	Variance	Percentage Variance
Gaming	$2,227,944	$2,057,617	$170,327	8.3%
Management service fee	17,273	18,146	(873)	(4.8)%
Food, beverage and other	320,520	275,700	44,820	16.3%

Gross revenues	2,565,737	2,351,463	214,274	9.1%
Less promotional allowances	(128,944)	(106,916)	(22,028)	20.6%

Net revenues	$2,436,793	$2,244,547	$192,246	8.6%

Gaming revenue

2008 Compared with 2007

        Gaming revenue decreased by $21.4 million, or 1.0%, to $2,206.5 million in 2008, primarily due to decreases at several of our properties, which were partially offset by increases due to the opening of the casino at Hollywood Casino at Penn National Race Course, the acquisition of Black Gold Casino at Zia Park, the impact of the hotel and successful marketing efforts at Argosy Casino Riverside, and the opening of the permanent facility at Hollywood Slots Hotel and Raceway.

        Gaming revenue at Empress Casino Hotel decreased by $55.8 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions, the impact of the Illinois smoking ban that became effective on January 1, 2008, an increase in cash back from promotional points programs, and competitive pressures.

        Gaming revenue at Hollywood Casino Aurora decreased by $52.1 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions, new competitive pressures and the impact of the Illinois smoking ban that became effective on January 1, 2008.

        Gaming revenue at Argosy Casino Lawrenceburg decreased by $43.7 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as new competitive pressures.

        Gaming revenue at Argosy Casino Alton decreased by $34.0 million in 2008, primarily due to new competition in the market and the impact of the Illinois smoking ban that became effective on January 1, 2008.

        Gaming revenue at Charles Town Entertainment Complex decreased by $22.5 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures.

        Gaming revenue at Hollywood Casino Tunica decreased by $14.2 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions.

        Gaming revenue at Boomtown Biloxi decreased by $9.4 million in 2008, primarily due to continued competitive pressures, decreases in consumer spending on gaming activities caused by current economic conditions and the impact of Hurricane Gustav and Hurricane Ike.

        Gaming revenue at Bullwhackers decreased by $6.7 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions, continued competitive pressures and the impact of the Colorado smoking ban that became effective on January 1, 2008.

        Gaming revenue at Hollywood Casino at Penn National Race Course, which opened its casino on February 12, 2008, was $170.5 million in 2008.

        Gaming revenue at Black Gold Casino at Zia Park increased by $29.6 million in 2008, primarily due to the acquisition of the property in mid-April 2007, as well as favorable regional economic conditions and successful marketing efforts.

        Gaming revenue at Argosy Casino Riverside increased by $8.7 million in 2008, primarily due to the impact of its hotel and successful marketing efforts.

        Gaming revenue at Hollywood Slots Hotel and Raceway increased by $7.2 million in 2008, primarily due to the opening of the permanent facility on July 1, 2008.

2007 Compared with 2006

        Gaming revenue increased by $170.3 million, or 8.3%, to $2,227.9 million in 2007, primarily due to the reopening of Hollywood Casino Bay St. Louis, the acquisition of Black Gold Casino at Zia Park, the reopening of Boomtown Biloxi and revenue growth at several of our properties, all of which were partially offset by decreases at Empress Casino Hotel and Hollywood Casino Baton Rouge.

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

        Gaming revenue at Hollywood Slots Hotel and Raceway increased by $5.7 million in 2007, primarily due to continued growth in the Bangor market.

        Gaming revenue at Argosy Casino Lawrenceburg increased by $4.7 million in 2007, primarily due to an increase in poker room revenue, as the poker room was not in operation in the first quarter of 2006, and decreases in sales incentives and point loyalty programs. The increase in gaming revenue was partially offset by decreases in slot and table game revenues.

        Gaming revenue at Empress Casino Hotel decreased by $12.8 million in 2007, primarily due to continued competitive pressures.

        Gaming revenue at Hollywood Casino Baton Rouge decreased by $8.3 million in 2007, primarily due to ongoing post-hurricane market stabilization.

Food, beverage and other revenue

2008 Compared with 2007

        Food, beverage and other revenue increased by $13.7 million, or 4.3%, to $334.2 million in 2008, primarily due to the opening of the casino at Hollywood Casino at Penn National Race Course, the acquisition of Sanford-Orlando Kennel Club, the impact of the hotel at Argosy Casino Riverside, and the opening of the permanent facility at Hollywood Slots Hotel and Raceway, all of which were partially offset by decreases at Argosy Casino Alton, Hollywood Casino Tunica, Empress Casino Hotel and Hollywood Casino Aurora.

        Food, beverage and other revenue at Hollywood Casino at Penn National Race Course increased by $8.7 million in 2008, as the casino opened on February 12, 2008.

        Food, beverage and other revenue at Sanford-Orlando Kennel Club, which we acquired in mid-October 2007, increased by $5.6 million in 2008.

        Food, beverage and other revenue at Argosy Casino Riverside increased by $5.2 million in 2008, primarily due to the impact of its hotel.

        Food, beverage and other revenue at Hollywood Slots Hotel and Raceway increased by $2.7 million in 2008, primarily due to the opening of the permanent facility on July 1, 2008.

        Food, beverage and other revenue at Argosy Casino Alton decreased by $2.4 million in 2008, primarily due to new competition in the region and the impact of the Illinois smoking ban that became effective on January 1, 2008.

        Food, beverage and other revenue at Hollywood Casino Tunica decreased by $2.4 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions.

        Food, beverage and other revenue at Empress Casino Hotel decreased by $1.7 million in 2008, primarily due to the impact of the Illinois smoking ban that became effective on January 1, 2008.

        Food, beverage and other revenue at Hollywood Casino Aurora decreased by $1.5 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions, new competitive pressures and the impact of the Illinois smoking ban that became effective on January 1, 2008.

2007 Compared with 2006

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

Promotional allowances

2008 Compared with 2007

        Promotional allowances increased by $5.4 million, or 4.2%, to $134.4 million in 2008, primarily due to the opening of the casino at Hollywood Casino at Penn National Race Course and the impact of the hotel and gaming revenue growth at Argosy Casino Riverside.

        Promotional allowances at Hollywood Casino at Penn National Race Course increased by $2.7 million in 2008, as the casino opened on February 12, 2008.

        Promotional allowances at Argosy Casino Riverside increased by $2.1 million in 2008, primarily due to the impact of its hotel and gaming revenue growth.

2007 Compared with 2006

        Promotional allowances increased by $22.0 million, or 20.6%, to $128.9 million in 2007, primarily due to the reopening of Hollywood Casino Bay St. Louis and Boomtown Biloxi, as well as increased wagering by some of our customers at Hollywood Casino at Penn National Race Course and the opening of the Argosy Casino Riverside hotel.

        Promotional allowances at Hollywood Casino Bay St. Louis increased by $13.0 million in 2007, as the property was closed from August 28, 2005 until August 31, 2006 due to Hurricane Katrina.

        Promotional allowances at Boomtown Biloxi increased by $3.6 million in 2007, as the property was closed from August 28, 2005 until June 29, 2006 due to Hurricane Katrina.

        Promotional allowances at Hollywood Casino at Penn National Race Course increased by $3.0 million in 2007, primarily due to an increase in wagering by customers who receive point rebates.

        Promotional allowances at Argosy Casino Riverside increased by $2.6 million in 2007, primarily due to the opening of its hotel to the public in April 2007 and gaming revenue growth.

Operating Expenses

        Operating expenses for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

Year ended December 31,	2008	2007	Variance	Percentage Variance
Gaming	$1,163,458	$1,155,062	$8,396	0.7%
Food, beverage and other	264,012	247,576	16,436	6.6%
General and administrative	427,146	388,431	38,715	10.0%
Impairment loss	481,333	—	481,333	100.0%
Depreciation and amortization	173,545	147,915	25,630	17.3%

Total operating expenses	$2,509,494	$1,938,984	$570,510	29.4%

Year ended December 31,	2007	2006	Variance	Percentage Variance
Gaming	$1,155,062	$1,061,904	$93,158	8.8%
Food, beverage and other	247,576	224,673	22,903	10.2%
General and administrative	388,431	349,909	38,522	11.0%
Hurricane	—	(128,253)	128,253	100.0%
Impairment loss	—	34,522	(34,522)	(100.0)%
Depreciation and amortization	147,915	123,951	23,964	19.3%

Total operating expenses	$1,938,984	$1,666,706	$272,278	16.3%

Gaming expense

2008 Compared with 2007

        Gaming expense increased by $8.4 million, or 0.7%, to $1,163.5 million in 2008, primarily due to the opening of the casino at Hollywood Casino at Penn National Race Course, the acquisition of Black Gold Casino at Zia Park, and the opening of the permanent facility at Hollywood Slots Hotel and Raceway, all of which were partially offset by decreases at several of our properties.

        Gaming expense at Hollywood Casino at Penn National Race Course, which opened its casino on February 12, 2008, was $118.6 million in 2008.

        Gaming expense at Black Gold Casino at Zia Park increased by $15.4 million in 2008, primarily due to the acquisition of the property in mid-April 2007, as well as an increase in gaming taxes resulting from higher gaming revenue.

        Gaming expense at Hollywood Slots Hotel and Raceway increased by $4.5 million in 2008, primarily due to the opening of the permanent facility on July 1, 2008.

        Gaming expense at Empress Casino Hotel decreased by $45.6 million in 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, the expiration of the 3% tax surcharge from May 26, 2008 through December 14, 2008, decreased marketing expenses and lower payroll costs.

        Gaming expense at Hollywood Casino Aurora decreased by $34.0 million in 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, the expiration of the 3% tax surcharge from May 26, 2008 through December 14, 2008, decreased marketing expenses and lower payroll costs.

        Gaming expense at Argosy Casino Alton decreased by $15.2 million in 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

        Gaming expense at Argosy Casino Lawrenceburg decreased by $13.9 million in 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and lower payroll costs, partially offset by an increase in marketing expense.

        Gaming expense at Charles Town Entertainment Complex decreased by $11.0 million in 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

        Gaming expense at Hollywood Casino Tunica decreased by $5.9 million in 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, decreased marketing expenses and lower payroll costs.

        Gaming expense at Boomtown Biloxi decreased by $3.5 million in 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

2007 Compared with 2006

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

        Gaming expense at Argosy Casino Riverside increased by $5.3 million in 2007, primarily due to an increase in gaming taxes resulting from higher gaming revenue.

        Gaming expense at Empress Casino Hotel decreased by $5.9 million in 2007, primarily due to decreases in marketing expenses and gaming taxes.

        Gaming expense at Hollywood Casino Baton Rouge decreased by $3.9 million in 2007, primarily due to decreased gaming taxes resulting from lower gaming revenue.

        Gaming expense at Argosy Casino Alton decreased by $3.3 million in 2007, primarily due to the expiration of the Illinois "hold harmless" tax minimum guarantee on July 1, 2007.

Food, beverage and other expense

2008 Compared with 2007

        Food, beverage and other expense increased by $16.4 million, or 6.6%, to $264.0 million in 2008, primarily due to the acquisition of Sanford-Orlando Kennel Club, the opening of the permanent facility at Hollywood Slots Hotel and Raceway, the opening of the casino at Hollywood Casino at Penn National Race Course, and the impact of the hotel at Argosy Casino Riverside, all of which were partially offset by a decrease at Hollywood Casino Tunica.

        Food, beverage and other expense at Sanford-Orlando Kennel Club, which we acquired in mid-October 2007, increased by $5.7 million in 2008.

        Food, beverage and other expense at Hollywood Slots Hotel and Raceway increased by $5.0 in 2008, primarily due to the opening of the permanent facility on July 1, 2008.

        Food, beverage and other expense at Hollywood Casino at Penn National Race Course increased by $4.5 million in 2008, as the casino opened on February 12, 2008.

        Food, beverage and other expense at Argosy Casino Riverside increased by $2.0 million in 2008, primarily due to the impact of its hotel.

        Food, beverage and other expense at Hollywood Casino Tunica decreased by $2.0 million in 2008, primarily due to a decrease in the cost of food and beverages resulting from lower food and beverage revenue, as well as lower payroll costs.

2007 Compared with 2006

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

2008 Compared with 2007

        General and administrative expense increased by $38.7 million, or 10.0%, to $427.1 million in 2008, primarily due to an increase in corporate overhead expense and the opening of the casino at Hollywood Casino at Penn National Race Course, both of which were partially offset by decreases at Argosy Casino Lawrenceburg and Argosy Casino Alton.

        Corporate overhead expense increased by $38.7 million in 2008, primarily due to increased lobbying expenses, for efforts primarily in Ohio, Maryland and Maine, and separation payments to Leonard DeAngelo, both of which were partially offset by no EBITDA-based bonuses being paid to corporate employees in 2008.

        General and administrative expense at Hollywood Casino at Penn National Race Course increased by $11.2 million in 2008, as the casino opened on February 12, 2008.

        General and administrative expense at Argosy Casino Lawrenceburg decreased by $7.8 million in 2008, primarily due to a decrease in the fee paid to the City of Lawrenceburg resulting from lower adjusted gross receipts, as well as lower insurance, payroll and other costs.

        General and administrative expense at Argosy Casino Alton decreased by $4.2 million in 2008, primarily due to cost reduction measures.

2007 Compared with 2006

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

        Corporate overhead expense increased by $5.0 million in 2007, primarily due to the costs incurred relating to the expensing of equity-based compensation awards as required under SFAS No. 123 (revised 2004), "Share-Based Payment", having increased by $4.9 million, as additional equity-based compensation awards were granted during 2007.

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

Impairment loss

        As a result of a decline in our share price, an overall reduction in industry valuations, and property operating performance in the current economic environment, we recorded a pre-tax impairment charge of $481.3 million ($392.6 million, net of taxes) during the year ended December 31, 2008, as we determined that a portion of the value of our goodwill, indefinite-life intangible assets and long-lived assets was impaired. The impairment charge by property was as follows: Argosy Casino Lawrenceburg, $214.1 million pre-tax ($189.3 million, net of taxes); Hollywood Casino Aurora, $43.7 million pre-tax and net of taxes; Empress Casino Hotel, $94.4 million pre-tax ($60.4 million, net of taxes); Argosy Casino Alton, $14.1 million pre-tax and net of taxes; Bullwhackers, $14.2 million pre-tax ($9.1 million, net of taxes); Hollywood Slots Hotel and Raceway, $82.7 million pre-tax ($64.0 million, net of taxes); Corporate overhead, $18.1 million pre-tax ($12.0 million, net of taxes).

        During the year ended December 31, 2006, as a result of the increased asset values resulting from the reconstruction at Hollywood Casino Bay St. Louis, we determined that all of the goodwill associated with the original purchase of the property was impaired. Accordingly, we recorded a pre-tax charge of $34.5 million ($22.0 million, net of taxes).

Depreciation and amortization expense

2008 Compared with 2007

        Depreciation and amortization expense increased by $25.6 million, or 17.3%, to $173.5 million in 2008, primarily due to the opening of the casino at Hollywood Casino at Penn National Race Course and the opening of the permanent facility at Hollywood Slots Hotel and Raceway.

        Depreciation and amortization expense at Hollywood Casino at Penn National Race Course increased by $21.2 million in 2008, as the casino opened on February 12, 2008.

        Depreciation and amortization expense at Hollywood Slots Hotel and Raceway increased by $3.8 million in 2008, primarily due to the opening of the permanent facility on July 1, 2008.

2007 Compared with 2006

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

        Depreciation and amortization expense at the Charles Town Entertainment Complex increased by $3.5 million in 2007, primarily due to incremental depreciation for assets placed into service subsequent to the same periods in 2006, including expanded gaming space, a 378-seat buffet and a new parking garage, which were completed in mid-2006.

        Depreciation and amortization expense at Black Gold Casino at Zia Park, which we acquired in mid-April 2007, was $3.5 million in 2007.

        Depreciation and amortization expense at Argosy Casino Riverside increased by $3.0 million in 2007, primarily due to the opening of its hotel to the public in April 2007.

Other income (expenses)

        Other income (expenses) for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

Year ended December 31,	2008	2007	Variance	Percentage Variance
Interest expense	$(169,827)	$(198,059)	$28,232	14.3%
Interest income	8,362	4,016	4,346	108.2%
Loss from joint venture	(1,526)	(99)	(1,427)	(1,441.4)%
Merger termination settlement fees, net of related expenses	195,426	—	195,426	100.0%
Other	6,421	(11,427)	17,848	156.2%

Total other income (expenses)	$38,856	$(205,569)	$244,425	118.9%

Year ended December 31,	2007	2006	Variance	Percentage Variance
Interest expense	$(198,059)	$(196,328)	$(1,731)	(0.9)%
Interest income	4,016	3,525	491	13.9%
Loss from joint venture	(99)	(788)	689	87.4%
Other	(11,427)	(4,296)	(7,131)	(166.0)%
Loss on early extinguishment of debt	—	(10,022)	10,022	100.0%

Total other expenses	$(205,569)	$(207,909)	$2,340	1.1%

Interest expense

        Interest expense decreased by $28.2 million, or 14.3%, to $169.8 million in 2008, primarily due to lower outstanding balances and lower interest rates on our $2.725 billion senior secured credit facility, which was partially offset by increased interest expense resulting from payments related to interest rate swaps in 2008.

Interest income

        Interest income increased by $4.3 million, or 108.2%, to $8.4 million in 2008, primarily due to interest earned on the investment in corporate securities in 2008.

Merger termination settlement fees, net of related expenses

        Merger termination settlement fees, net of related expenses, include the Cash Termination Fee of $225 million, partially offset by $29.6 million in costs incurred for the termination of the Merger.

Other

        Other increased by $17.8 million, or 156.2%, to $6.4 million in 2008, primarily due to foreign currency translation gains that were recorded during the year ended December 31, 2008, partially offset by the write-off of costs incurred to procure licenses to manage gaming facilities in Kansas.

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

Taxes

        The increase in our effective tax rate to 222.2% for the year ended December 31, 2008, as compared to 45.2% for the year ended December 31, 2007, primarily is a result of the nondeductible portion of the impairment loss related to goodwill and nondeductible lobbying expenses. Our effective income tax rate may vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.

        The increase in our effective tax rate to 45.2% for the year ended December 31, 2007, as compared to 42.4% for the year ended December 31, 2006, reflects the impact of FIN 48 tax positions and an increase in nondeductible permanent differences.

Discontinued operations

        On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority ("MTGA"). In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, we entered into the Second Amendment to the Purchase Agreement and Release of Claims ("Amendment and Release") with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the "Purchase Agreement"), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA's agreement to release various claims it raised against us under the Purchase Agreement and the MTGA's surrender of all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, we recorded, in accordance with generally accepted accounting principles ("GAAP"), a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $114.0 million (net of $84.9 million of income taxes) during the year ended December 31, 2006. In addition, we recorded the present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years. At December 31, 2008, the balance due to the MTGA equaled $14.2 million.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

        Net cash provided by operating activities was $420.5 million, $431.2 million and $281.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash provided by operating activities for the year ended December 31, 2008 included non-cash reconciling items, such as depreciation, amortization, the charge for stock compensation and the impairment loss, of $605.5 million, partially offset by net loss of $153.3 million and net changes in asset and liability accounts of $31.7 million.

        Net cash used in investing activities totaled $391.5 million, $611.6 million and $302.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash used in investing activities for the year ended December 31, 2008 included expenditures for property and equipment totaling $344.9 million, investment in corporate debt securities totaling $47.3 million, and final purchase price adjustments for acquisition of businesses, such as Black Gold Casino at Zia Park and Sanford-Orlando Kennel Club, totaling $0.4 million, all of which were partially offset by proceeds from the sale of property and equipment totaling $1.1 million.

        Net cash provided by financing activities totaled $542.9 million, $186.3 million and $56.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash provided by financing activities for the year ended December 31, 2008 included proceeds from the exercise of stock options totaling $2.4 million, the tax benefit from stock options exercised totaling $1.1 million, proceeds from the issuance of long-term debt, insurance financing and preferred stock, net of related expenses, totaling $447.8 million, $22.3 million and $1,246.4 million, respectively, all of which were partially offset by principal payments on long-term debt totaling $994.0 million, $30.7 million in payments on insurance financing, and repurchases of Common Stock totaling $152.4 million.

        On July 3, 2008, we entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we agreed to receive a total of $1.475 billion, consisting of the Cash Termination Fee and the Investment. Pursuant to the terms of the preferred equity purchase agreement, the purchasers made the Initial Investment to us on July 3, 2008, in addition to the payment of the Cash Termination Fee. Under the terms of the purchase agreement, the purchasers deposited the remaining preferred equity investment purchase consideration with an escrow agent, with the funds to be released from escrow upon the issuance of the Preferred Stock. On October 30, 2008, following the receipt of required regulatory approvals and the satisfaction of certain other conditions, we closed the sale of the Investment and received the remaining preferred equity investment purchase consideration of $775 million from the escrow agent.

        We used a portion of the net proceeds from the Investment and the after-tax proceeds of the Cash Termination Fee for the repayment of some of our existing debt, repurchases of our Common Stock, lobbying expenses for efforts in Ohio and the investment in corporate debt securities, with the remainder being invested primarily in short-term securities. The repurchase of up to $200 million of our Common Stock over the twenty-four month period ending July 2010 was authorized by our Board of Directors in July 2008. During the year ended December 31, 2008, we repurchased 8,934,984 shares of our Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05.

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

        The following table summarizes our capital project expenditures by property for the year ended December 31, 2008:

Property	Actual
(in millions)
Charles Town Entertainment Complex	$15.2
Hollywood Casino at Penn National Race Course	92.0
Hollywood Slots Hotel and Raceway	76.9
Argosy Casino Lawrenceburg	90.9
Other	2.7

Total	$277.7

        Our most recent phase of development at Charles Town Entertainment Complex was the construction of a 153-room hotel, which opened to the public on September 5, 2008.

        On February 12, 2008, we opened Hollywood Casino at Penn National Race Course, which included, upon opening, 2,020 slot machines, a five-story garage, an innovative, multi-media Hollywood design theme and bars and restaurants ranging from casual dining to higher-end fare. The facility has capacity for 980 additional gaming devices, and we added 207 additional slots in August 2008. The Epic Buffet was opened in October 2008 and Final Cut steakhouse was opened in December 2008.

        The Hollywood Slots Hotel and Raceway in Bangor, Maine opened on July 1, 2008. The permanent facility included 1,000 slot machines at opening, an attached parking garage and several restaurants. In addition, a 152-room hotel opened in August 2008.

        The Hollywood-themed expansion at Argosy Casino Lawrenceburg includes the addition of 1,500 parking spaces and 1,162 gaming positions, as well as enhanced amenities and a floor layout that will better facilitate customer flow. The garage and pedestrian walkway opened in May 2008 and the gaming facility is scheduled to open in the second quarter of 2009.

        During the year ended December 31, 2008, we spent approximately $67.2 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

        Cash generated from operations and cash available under the revolver portion of our $2.725 billion senior secured credit facility have funded our capital project and capital maintenance expenditures in 2008.

        The following table summarizes our expected capital project expenditures by property for the year ended December 31, 2009, as well as the projects in their entirety:

Property	December 31, 2009	Project Total
	(in millions)
Argosy Casino Lawrenceburg	$139.4	$336.0
Hollywood Casino at Penn National Race Course	5.5	329.5
Hollywood Slots Hotel and Raceway	3.6	138.9
Other	24.8	56.7

Total	$173.3	$861.1

        The Hollywood-themed expansion at Argosy Casino Lawrenceburg includes a 1,500 space parking garage and pedestrian walkway, which opened in May 2008, and a two-level 270,000 square foot gaming vessel, which is expected to open in the second quarter of 2009. The new riverboat will allow 3,617 positions on one level and another 660 positions will be added to the second level, along with restaurants and other amenities on the gaming vessel. We plan to spend an aggregate of $336.0 million on the project.

Debt

  Senior Secured Credit Facility

        On October 3, 2005, we entered into a $2.725 billion senior secured credit facility to fund our acquisition of Argosy, including payment for all of Argosy's outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries, the payment of related transaction costs, and to provide additional working capital. The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $123.7 million was drawn at December 31, 2008) that matures on October 3, 2010, a $325 million Term Loan A Facility that matures on October 3, 2011 and a $1.65 billion Term Loan B Facility that matures on October 3, 2012. The maturity dates for the Term Loan A Facility and the Term Loan B Facility may be accelerated to June 4, 2011 if the $200 million of 6 7/8% senior subordinated notes are not retired before that date. The $2.725 billion senior secured credit facility also allows us to raise an additional $300 million in senior secured credit for project development and property expansion.

        During the year ended December 31, 2008, our $2.725 billion senior secured credit facility amount outstanding decreased by $536.8 million, primarily due to principal payments on long-term debt, partially offset by the issuance of long-term debt for items such as payment for capital expenditures, funding associated with the opening of the Hollywood Casino at Penn National Race Course, privilege payments to the State of Kansas, and payments for income taxes owed and lobbying efforts, primarily in Ohio, Maryland and Maine. During the year ended December 31, 2008, we used a portion of the net proceeds from the Investment and the after-tax proceeds of the Cash Termination Fee for the repayment of some of our existing debt, repurchases of our Common Stock, lobbying expenses for efforts in Ohio and the investment in corporate debt securities, with the remainder being invested primarily in short-term securities.

        The $2.725 billion senior secured credit facility is secured by substantially all of the assets of Penn and its restricted subsidiaries.

  Redemption of 8 7/8% Senior Subordinated Notes

        In February 2006, we called for the redemption of our $175 million 8 7/8% senior subordinated notes. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest and was made on March 15, 2006. We recorded a $10.0 million loss on early extinguishment of debt during the year ended December 31, 2006 for the call premium and the write-off of the associated deferred financing fees. We funded the redemption of the $175 million 8 7/8% senior subordinated notes from available cash and borrowings under our revolving credit facility.

  6 7/8% Senior Subordinated Notes

        On December 4, 2003, we completed an offering of $200 million of 6 7/8% senior subordinated notes that mature on December 1, 2011. Interest on the notes is payable on June 1 and December 1 of each year, beginning June 1, 2004.

        We may redeem all or part of the 6 7/8% senior subordinated notes at certain specified redemption prices.

        The 6 7/8% senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of our current and future wholly-owned domestic subsidiaries. The 6 7/8% senior subordinated notes rank equally with our future senior subordinated debt and junior to our senior debt, including debt under our $2.725 billion senior secured credit facility. In addition, the 6 7/8% senior subordinated notes will be effectively junior to any indebtedness of our non-U.S. unrestricted subsidiaries.

        The 6 7/8% senior subordinated notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. On August 27, 2004, we completed an offer to exchange the notes and guarantees for notes and guarantees registered under the Securities Act of 1933, as amended, having substantially identical terms.

        On May 9, 2008, Merger Sub announced that it had commenced a cash tender offer and consent solicitation for any and all of our 6 7/8% senior subordinated notes. The tender offer and consent solicitation was being conducted in connection with the Merger Agreement and the obligation to accept for purchase and to pay for such notes was subject to the satisfaction or waiver of certain conditions, including the consummation of the Merger. In connection with the termination of the Merger Agreement, these offers were withdrawn.

  6 3/4% Senior Subordinated Notes

        On March 9, 2005, we completed an offering of $250 million of 6 3/4% senior subordinated notes that mature on March 1, 2015. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005.

        Effective March 2010, we may redeem all or part of the 6 3/4% senior subordinated notes at certain specified redemption prices.

        The 6 3/4% senior subordinated notes are general unsecured obligations and are not guaranteed by our subsidiaries.

        The 6 3/4% senior subordinated notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

        On May 9, 2008, Merger Sub announced that it had commenced a cash tender offer and consent solicitation for any and all of our 6 3/4% senior subordinated notes. The tender offer and consent solicitation was being conducted in connection with the Merger Agreement and the obligation to accept for purchase and to pay for such notes was subject to the satisfaction or waiver of certain conditions, including the consummation of the Merger. In connection with the termination of the Merger Agreement, these offers were withdrawn.

  Other Long-Term Obligations

        On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, we entered into the Amendment and Release with the MTGA pertaining to the Purchase Agreement, and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA's agreement to release various claims it raised against us under the Purchase Agreement and the MTGA's surrender of all post-closing termination rights it might have had under the Purchase Agreement. We recorded the present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years. At December 31, 2008, the balance due to the MTGA equaled $14.2 million.

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

        During the year ended December 31, 2008, we placed some of the funds received from the Investment into two unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds. The funds and activity maintained within the unrestricted subsidiaries are excluded from our covenant calculations.

        At December 31, 2008, we were in compliance with all required financial covenants.

  Outlook

        Based on our current level of operations, and anticipated revenue growth, we believe that cash generated from operations and from the Investment, together with amounts available under our $2.725 billion senior secured credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available under our $2.725 billion senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the $2.725 billion senior secured credit facility and the notes, to retire or redeem the notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. We may need to refinance all or a portion of our debt on or before maturity. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors—Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risk related to our capital structure.

Commitments and Contingencies

  Contractual Cash Obligations

        At December 31, 2008, there was $123.7 million indebtedness outstanding under the revolving credit portion of our $2.725 billion senior secured credit facility and approximately $596.8 million available for borrowing. The following table presents our contractual cash obligations at December 31, 2008:

	Payments Due By Period
	Total	2009	2010 - 2011	2012 - 2013	2014 and After
	(in thousands)
Senior secured credit facility
Principal	$1,959,784	$97,750	$698,784	$1,163,250	$—
Interest	275,236	95,881	155,273	24,082	—
6 7/8% senior subordinated notes
Principal	200,000	—	200,000	—	—
Interest	41,250	13,750	27,500	—	—
6 3/4% senior subordinated notes
Principal	250,000	—	—	—	250,000
Interest	109,688	16,875	33,750	33,750	25,313
Other long-term obligations	14,201	5,511	8,690	—	—
Purchase obligations	31,003	21,765	5,867	2,276	1,095
Capital expenditure commitments	67,712	67,712	—	—	—
Capital leases	6,195	2,020	2,178	159	1,838
Operating leases	46,971	6,985	9,880	7,155	22,951
Other liabilities reflected in the Company's consolidated balance sheets	12,839	12,839	—	—	—

Total	$3,014,879	$341,088	$1,141,922	$1,230,672	$301,197

  Other Commercial Commitments

        The following table presents our material commercial commitments as of December 31, 2008 for the following future periods:

	Total Amounts Committed	2009	2010 – 2011	2012 – 2013	2014 and After
	(in thousands)
Letters of Credit(1)	$27,472	$27,472	$—	$—	$—
Guarantees of New Jersey Joint Venture Obligations(2)	6,117	500	1,000	4,617	—

Total	$33,589	$27,972	$1,000	$4,617	$—

(1)
The available balance under the revolving credit portion of our $2.725 billion senior secured credit facility is diminished by outstanding letters of credit.

(2)
In connection with our 50% ownership interest in Pennwood Racing, Inc. ("Pennwood"), our joint venture in New Jersey, we entered into a debt service maintenance agreement with Pennwood's lender to guarantee up to 50% of Pennwood's $12.2 million term loan. Our obligation at December 31, 2008 under this guarantee was approximately $6.1 million.

  Interest Rate Swap Agreements

        See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" below.

New Accounting Pronouncements

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We adopted SFAS 162 as of its effective date, as required. SFAS 162 did not have an impact on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141 (revised), "Business Combinations" ("SFAS 141(R)") and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. We adopted FSP FAS 142-3 as of January 1, 2009, as required. We do not expect that the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133" ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related interpretations; and c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We adopted SFAS 161 as of January 1, 2009, as required. We do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS 141(R), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS 141(R) as of January 1, 2009, as required. We expect that the adoption of SFAS 141(R) will have an impact on our consolidated financial statements, once we acquire companies in the future.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115" ("SFAS 159"), which permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. We did not elect the fair value option for any financial assets or financial liabilities.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1") and FSP FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-1, which was effective upon the initial adoption of SFAS 157, amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), which was effective upon issuance. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2008. The January 1, 2008 adoption did not have a significant impact on us. We adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect that the adoption of SFAS 157, as amended, and on a prospective basis, to nonfinancial assets and nonfinancial liabilities, will have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information at December 31, 2008 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the year and the related weighted-average interest rates at year-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each year-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve as of December 31, 2008.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value 12/31/08
	(in thousands)
Long-term debt:
Fixed rate	$5,511	$5,407	$203,283	$—	$—	$250,000	$464,201	$389,201
Average interest rate	7.00%	7.00%	6.88%	—	—	6.75%
Variable rate	$97,750	$225,534	$473,250	$1,163,250	$—	$—	$1,959,784	$1,959,784
Average interest rate(1)	3.07%	3.31%	3.86%	4.11%	—	—
Leases	$2,020	$1,051	$1,127	$76	$83	$1,838	$6,195	$6,195
Average interest rate	6.62%	5.68%	5.67%	7.72%	7.72%	7.72%
Interest rate derivatives:
Interest rate swaps
Variable to fixed(2)	$974,000	$500,000	$—	$—	$—	$—	N/A	$(63,185)
Average pay rate	4.15%	4.39%					N/A
Average receive rate(3)	1.73%	2.03%					N/A

(1)
Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)
Notional amounts outstanding at each year-end.

(3)
Estimated rate, reflective of forward LIBOR.

        In accordance with the terms of our $2.725 billion senior secured credit facility, we were required to enter into fixed-rate debt or interest rate swap agreements in an amount equal to 50% of our consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the $2.725 billion senior secured credit facility.

        On October 25, 2005, we entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The $224 million and $225 million swaps expired on October 27, 2008. The annual weighted-average interest rate of the two remaining contracts is 4.73%. Under these two remaining contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of December 31, 2008, the applicable 90-day LIBOR rate was 3.535% for the two remaining swaps.

        On April 6, 2006, we entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. Under these contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of December 31, 2008, the applicable 90-day LIBOR rate was 2.388% for the $300 million swaps. The counterparty for one of the $100 million swaps is Lehman Brothers, which filed for Chapter 11 bankruptcy protection during the year ended December 31, 2008. The fair value of this $100 million swap was in a liability position at December 31, 2008.

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

        On October 23, 2008, we entered into two interest rate swap contracts with terms of two and three years and notional amounts of $200 million each, for a total of $400 million and fixed interest rates ranging from 2.727% to 3.09%. The annual weighted-average interest rate of the two contracts is 2.91%. Under these contracts, we pay a fixed interest rate against a variable interest rate based on the one-month LIBOR rate. As of December 31, 2008, the applicable one-month LIBOR rate was 0.471% for the $400 million swaps.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn National Gaming Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 27, 2009

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$746,278	$174,372
Receivables, net of allowance for doubtful accounts of $3,797 and $3,241 at December 31, 2008 and 2007, respectively	43,574	56,427
Prepaid expenses and other current assets	95,386	52,825
Deferred income taxes	21,065	19,079

Total current assets	906,303	302,703

Property and equipment, net	1,812,131	1,688,393
Other assets
Investment in and advances to unconsolidated affiliate	14,419	15,548
Goodwill	1,598,571	2,013,139
Other intangible assets	693,764	777,441
Deferred financing costs, net of accumulated amortization of $38,914 and $27,680 at December 31, 2008 and 2007, respectively	34,910	46,144
Other assets	129,578	123,664

Total other assets	2,471,242	2,975,936

Total assets	$5,189,676	$4,967,032

Liabilities
Current liabilities
Current maturities of long-term debt	$105,281	$93,452
Accounts payable	35,540	28,581
Accrued expenses	106,769	163,579
Accrued interest	80,190	56,631
Accrued salaries and wages	55,380	54,149
Gaming, pari-mutuel, property, and other taxes	44,503	43,621
Income taxes payable	—	3,642
Insurance financing	8,093	16,515
Other current liabilities	34,730	33,704

Total current liabilities	470,486	493,874

Long-term liabilities
Long-term debt, net of current maturities	2,324,899	2,881,470
Deferred income taxes	265,610	385,089
Noncurrent tax liabilities	68,632	82,849
Other noncurrent liabilities	2,776	2,788

Total long-term liabilities	2,661,917	3,352,196

Shareholders' equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,500 and 0 issued and outstanding at December 31, 2008 and 2007)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,148,488 and 88,579,070 shares issued at December 31, 2008 and 2007, respectively)	782	887
Treasury stock (1,698,800 shares issued at December 31, 2007)	—	(2,379)
Additional paid-in capital	1,442,829	322,760
Retained earnings	662,355	815,678
Accumulated other comprehensive loss	(48,693)	(15,984)

Total shareholders' equity	2,057,273	1,120,962

Total liabilities and shareholders' equity	$5,189,676	$4,967,032

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Year ended December 31,	2008	2007	2006
Revenues
Gaming	$2,206,500	$2,227,944	$2,057,617
Management service fee	16,725	17,273	18,146
Food, beverage and other	334,206	320,520	275,700

Gross revenues	2,557,431	2,565,737	2,351,463
Less promotional allowances	(134,378)	(128,944)	(106,916)

Net revenues	2,423,053	2,436,793	2,244,547

Operating expenses
Gaming	1,163,458	1,155,062	1,061,904
Food, beverage and other	264,012	247,576	224,673
General and administrative	427,146	388,431	349,909
Hurricane	—	—	(128,253)
Impairment loss	481,333	—	34,522
Depreciation and amortization	173,545	147,915	123,951

Total operating expenses	2,509,494	1,938,984	1,666,706

(Loss) income from continuing operations	(86,441)	497,809	577,841

Other income (expenses)
Interest expense	(169,827)	(198,059)	(196,328)
Interest income	8,362	4,016	3,525
Loss from joint venture	(1,526)	(99)	(788)
Merger termination settlement fees, net of related expenses	195,426	—	—
Other	6,421	(11,427)	(4,296)
Loss on early extinguishment of debt	—	—	(10,022)

Total other income (expenses)	38,856	(205,569)	(207,909)

(Loss) income from continuing operations before income taxes	(47,585)	292,240	369,932
Taxes on income	105,738	132,187	156,852

Net (loss) income from continuing operations	(153,323)	160,053	213,080

Gain on sale of discontinued operations, net of tax	—	—	114,008

Net (loss) income	$(153,323)	$160,053	$327,088

(Loss) earnings per share-Basic
(Loss) income from continuing operations	$(1.81)	$1.87	$2.53
Discontinued operations, net of tax	—	—	1.35

Basic (loss) earnings per share	$(1.81)	$1.87	$3.88

(Loss) earnings per share-Diluted
(Loss) income from continuing operations	$(1.81)	$1.81	$2.46
Discontinued operations, net of tax	—	—	1.32

Diluted (loss) earnings per share	$(1.81)	$1.81	$3.78

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share data)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive Income (Loss)
					Treasury Stock	Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	—	$—	85,064,886	$850	$(2,379)	$206,763	$340,469	$840	$546,543
Stock option activity, including tax benefit of $12,435	—	—	1,310,113	14	—	43,397	—	—	43,411	$—
Restricted stock	—	—	440,000	4	—	1,783	—	—	1,787	—
Change in fair value of interest rate swap contracts, net of income taxes of $1,461	—	—	—	—	—	—	—	2,380	2,380	2,380
Foreign currency translation adjustment	—	—	—	—	—	—	—	(46)	(46)	(46)
Net income	—	—	—	—	—	—	327,088	—	327,088	327,088

Balance, December 31, 2006	—	—	86,814,999	868	(2,379)	251,943	667,557	3,174	921,163	329,422

Stock option activity, including tax benefit of $20,460	—	—	1,824,071	19	—	68,851	—	—	68,870	—
Restricted stock	—	—	(60,000)	—	—	1,966	—	—	1,966	—
Change in fair value of interest rate swap contracts, net of income taxes of $11,203	—	—	—	—	—	—	—	(19,728)	(19,728)	(19,728)
Foreign currency translation adjustment	—	—	—	—	—	—	—	570	570	570
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	(11,932)	—	(11,932)	—
Net income	—	—	—	—	—	—	160,053	—	160,053	160,053

Balance, December 31, 2007	—	—	88,579,070	887	(2,379)	322,760	815,678	(15,984)	1,120,962	140,895

Issuance of Preferred stock	12,500	—	—	—	—	1,246,400	—	—	1,246,400	—
Stock option activity, including tax benefit of $1,060	—	—	203,202	2	—	26,305	—	—	26,307	—
Share activity	—	—	(10,633,784)	(107)	2,379	(154,633)	—	—	(152,361)	—
Restricted stock	—	—	—	—	—	1,997	—	—	1,997	—
Change in fair value of interest rate swap contracts, net of income taxes of $13,072	—	—	—	—	—	—	—	(23,216)	(23,216)	(23,216)
Change in fair value of corporate debt securities	—	—	—	—	—	—	—	(8,008)	(8,008)	(8,008)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,485)	(1,485)	(1,485)
Net loss	—	—	—	—	—	—	(153,323)	—	(153,323)	(153,323)

Balance, December 31, 2008	12,500	$—	78,148,488	$782	$—	$1,442,829	$662,355	$(48,693)	$2,057,273	$(186,032)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2008	2007	2006
Operating activities
Net (loss) income	$(153,323)	$160,053	$327,088
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	173,545	147,915	123,951
Amortization of items charged to interest expense	12,625	13,011	11,361
Amortization of items charged to interest income	(912)	—	—
Loss on sale of fixed assets	1,610	1,637	1,383
Loss from joint venture	1,526	99	788
Loss relating to early extinguishment of debt	—	—	2,255
Deferred income taxes	(91,098)	18,265	14,394
Charge for stock compensation	26,857	25,465	20,562
Gain on sale of discontinued operations, net of tax	—	—	(114,008)
Gain on hurricane insurance, net of tax	—	—	(81,799)
Impairment loss	481,333	—	22,018
Decrease (increase), net of businesses acquired
Accounts receivable	12,853	(2,168)	(6,197)
Insurance receivable	—	100,000	(23,048)
Prepaid expenses and other current assets	(27,722)	924	(26,933)
Other assets	25,747	(7,159)	13,536
(Decrease) increase, net of businesses acquired
Accounts payable	(350)	(22,234)	12,379
Accrued expenses	(12,045)	(12,436)	4,155
Accrued interest	(12,729)	(1,594)	(1,974)
Accrued salaries and wages	1,231	(6,003)	5,585
Gaming, pari-mutuel, property and other taxes	882	(4,629)	(127)
Income taxes payable	(6,794)	(3,584)	(28,748)
Other current and noncurrent liabilities	1,014	9,470	5,176
Other noncurrent tax liabilities	(13,787)	14,187	—
Operating cash flows from discontinued operations	—	—	12

Net cash provided by operating activities	420,463	431,219	281,809

Investing activities
Expenditures for property and equipment	(344,894)	(361,155)	(408,883)
Proceeds from hurricane	—	—	104,136
Proceeds from sale of property and equipment	1,066	15,020	2,406
Investment in corporate debt securities	(47,286)	—	—
Acquisition of businesses and licenses, net of cash acquired	(384)	(265,482)	—

Net cash used in investing activities	(391,498)	(611,617)	(302,341)

Financing activities
Proceeds from exercise of options	2,397	24,911	12,201
Repurchases of common stock	(152,361)	—	—
Proceeds from issuance of long-term debt	447,833	426,065	195,678
Principal payments on long-term debt	(993,966)	(282,360)	(177,066)
Proceeds from issuance of preferred stock, net of related expenses	1,246,400	—	—
Proceeds from insurance financing	22,255	29,009	32,522
Payments on insurance financing	(30,677)	(31,830)	(19,301)
Increase in deferred financing cost	—	—	(42)
Tax benefit from stock options exercised	1,060	20,460	12,435

Net cash provided by financing activities	542,941	186,255	56,427

Net increase in cash and cash equivalents	571,906	5,857	35,895
Cash and cash equivalents at beginning of year	174,372	168,515	132,620

Cash and cash equivalents at end of year	$746,278	$174,372	$168,515

Supplemental disclosure
Interest expense paid	$183,264	$199,425	$198,605
Income taxes paid	$190,287	$88,546	$127,787

See accompanying notes to consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Business and Basis of Presentation

        Penn National Gaming, Inc. ("Penn") and subsidiaries (collectively, the "Company") is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, the Company has continued to expand its gaming operations through strategic acquisitions, including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company ("Argosy"), Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club.

        The Company currently owns or operates nineteen facilities in fifteen jurisdictions, including Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario.

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

3.    Merger Announcement and Termination

        On June 15, 2007, the Company announced that it had entered into a merger agreement that, at the effective time of the transactions contemplated thereby, would have resulted in the Company's shareholders receiving $67.00 per share. Specifically, the Company, PNG Acquisition Company Inc. ("Parent") and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent ("Merger Sub"), announced that they had entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the "Merger Agreement"), that provided, among other things, for Merger Sub to be merged with and into the Company (the "Merger"), as a result of which the Company would have continued as the surviving corporation and would have become a wholly-owned subsidiary of Parent. Parent is indirectly owned by certain funds (the "Funds") managed by affiliates of Fortress Investment Group LLC ("Fortress") and Centerbridge Partners, L.P. ("Centerbridge").

        The Merger Agreement provided that, upon termination under specified circumstances generally related to a competing acquisition proposal, the Company would have been required to pay a termination fee of up to $200 million to Parent and, under certain circumstances if the Company's shareholders had not approved the Merger, the Company would have been required to reimburse Parent for an aggregate amount not to exceed $17.5 million for transaction expenses incurred by Parent and its affiliates. Since the shareholder vote was obtained, the Company was unable to solicit, or terminate the Merger Agreement to accept, any third-party acquisition proposals. The Company's reimbursement of Parent's expenses would have reduced the amount of any required termination fee that became payable by the Company. The Merger Agreement further provided that, upon termination under specified circumstances related to, among other things, Parent's breach of the Merger Agreement, the failure to obtain financing or failure to obtain regulatory approval, Parent would have been required to pay the Company a termination fee of $200 million. Affiliates of the Funds had agreed to fund Parent in the amount of the termination fee in the event it became payable.

        On July 3, 2008, the Company entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, the Company agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee (the "Cash Termination Fee") and a $1.25 billion, zero coupon, preferred equity investment (the "Investment"). Pursuant to the terms of the preferred equity purchase agreement, the purchasers made a nonrefundable $475 million payment (the "Initial Investment") to the Company on July 3, 2008, in addition to the payment of the Cash Termination Fee. Under the terms of the purchase agreement, the purchasers deposited the remaining preferred equity investment purchase consideration with an escrow agent, with the funds to be released from escrow upon the issuance of the Preferred Stock. On October 30, 2008, following the receipt of required regulatory approvals and the satisfaction of certain other conditions, the Company closed the sale of the Investment and received the remaining preferred equity investment purchase consideration of $775 million from the escrow agent.

        The Company used a portion of the net proceeds from the Investment and the after-tax proceeds of the Cash Termination Fee for the repayment of some of its existing debt, repurchases of its Common Stock, lobbying expenses for efforts in Ohio and the investment in corporate debt securities, with the remainder being invested primarily in short-term securities. The repurchase of up to $200 million of the Company's Common Stock over the twenty-four month period ending July 2010 was authorized by the Company's Board of Directors in July 2008. During the year ended December 31, 2008, the Company repurchased 8,934,984 shares of its Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05.

        Pursuant to the terms of the preferred equity purchase agreement, and in conjunction with the closing of the sale of the Investment, Wesley R. Edens, the Chairman and Chief Executive Officer of Fortress, joined the Company's Board of Directors, increasing the size of the Board to seven members.

        On December 26, 2007, the Company entered into a Change in Control Payment Acknowledgement and Agreement (the "Acknowledgement and Agreement") with certain members of its management team. Pursuant to the Acknowledgement and Agreement, a portion of the payment due on a change in control to such executives was accelerated and paid on or before December 31, 2007. The Acknowledgement and Agreements were entered into as part of actions taken to reduce the amount of "gross-up" payments pertaining to federal excise taxes that may have otherwise been owed to such executives under the terms of their existing employment agreements in connection with the change in control payments due upon the consummation of the Merger. The accelerated change in control payments were subject to a clawback right in the event the Merger was terminated pursuant to the terms of the Merger Agreement or the closing of the Merger otherwise failed to occur or if the executive's employment with the Company was terminated prior to the effective date of the Merger under circumstances where the executive was not entitled to receive the remainder of his change in control payment under the terms of his employment agreement. In July 2008, the Company exercised its clawback right for the accelerated change in control payments in accordance with the Acknowledgement and Agreement, and advised the affected executives of the amounts to be repaid and the due date. The Company has received the net amount from each executive, and is working with each executive to recover the applicable taxes.

4.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

        The Company considers all cash balances and highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

        Financial instruments that subject the Company to credit risk consist of cash equivalents, corporate securities, interest rate swap contracts and accounts receivable.

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

        The Company's receivables of $43.6 million and $56.4 million at December 31, 2008 and 2007, respectively, primarily consist of $10.8 million and $21.9 million, respectively, due from the West Virginia Lottery for gaming revenue settlements and capital reinvestment projects at the Charles Town Entertainment Complex, and $11.4 million and $13.4 million, respectively, for reimbursement of expenses paid on behalf of Casino Rama.

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

  Cash and Cash Equivalents

        The fair value of the Company's cash and cash equivalents approximates the carrying value of the Company's cash and cash equivalents, due to the short maturity of the cash equivalents.

  Investment in Corporate Debt Securities

        The fair value of the investment in corporate debt securities is estimated based on quoted prices in active markets for identical investments. The investment in corporate debt securities are measured at fair value on a recurring basis.

  Long-term Debt

        The fair value of the Company's $2.725 billion senior secured credit facility approximates its carrying value, as it is variable-rate debt. The fair value of the Company's fixed-rate bonds is estimated based on quoted prices in active markets for identical instruments. The fair value of the Company's other long-term obligations and capital leases approximates its carrying value.

  Interest Rate Swap Contracts

        Fair values are measured at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation. The fair values of the interest rate swap contracts are estimated based on inputs other than quoted prices that are observable for the interest rate swap contracts (i.e, Level 2 inputs). No adjustment to standard industry pricing practice was made in connection with the Company's assessment of credit risk or the likelihood of nonperformance under the contracts.

        The estimated fair values of the Company's financial instruments are as follows (in thousands):

	2008		2007
December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$746,278	$746,278	$174,372	$174,372
Investment in corporate debt securities	40,190	40,190	—	—
Financial liabilities:
Long-term debt
Senior secured credit facility	1,959,784	1,959,784	2,496,625	2,496,625
Fixed-rate bonds and other long-term obligations	464,201	389,201	469,810	475,247
Capital leases	6,195	6,195	8,487	8,487
Interest rate swap contracts	63,185	63,185	26,896	26,896

        See Note 20 to the Consolidated Financial Statements for further information regarding the Company's assessment of the inputs used to measure the fair value for the investment in corporate debt securities and interest rate swap contracts.

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

        The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income. As a result of a decline in the Company's share price, an overall reduction in industry valuations, and property operating performance in the current economic environment, the Company believed that there were indicators of impairment as of December 31, 2008. As a result, the Company tested its long-lived assets for impairment as of December 31, 2008, and determined that a portion of the value of these long-lived assets, primarily at its Bullwhackers property, was impaired. Accordingly, the Company recorded a pre-tax impairment charge of $15.1 million ($10.0 million, net of taxes) during the year ended December 31, 2008 for these assets.

Goodwill and Other Intangible Assets

        At December 31, 2008, the Company had $1,598.6 million in goodwill and $693.8 million in other intangible assets within its consolidated balance sheet, representing 30.8% and 13.4% of total assets, respectively, resulting from the Company's acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

        In connection with the Company's acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of the Company's due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the reporting units to their carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment test is performed to determine the implied value of goodwill for that reporting unit. If the implied value is less than the carrying amount for that reporting unit, an impairment loss is recognized for that reporting unit. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), issued by the Financial Accounting Standards Board ("FASB"), the Company considers its gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized. The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. The Company uses a market approach model, with EBITDA (earnings before interest, taxes, charges for stock compensation, impairment loss, depreciation and amortization, gain or loss on disposal of assets, merger termination settlement fees, net of related expenses, and other expense, and inclusive of loss from joint venture) multiples, as the Company believes that EBITDA is a widely-used measure of performance in the gaming industry and as the Company uses EBITDA as the primary measurement of the operating performance of its properties (including the evaluation of operating personnel). In addition, the Company believes that an EBITDA multiple is the principal basis for the valuation of gaming companies. Changes in the estimated EBITDA multiple or forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because the Company's goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for

Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. The Company reviews the carrying value of its intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized. As a result of a decline in the Company's share price, an overall reduction in industry valuations, and property operating performance in the current economic environment, the Company believed that there were indicators of impairment as of December 31, 2008. As a result, the Company tested its goodwill and other intangible assets for impairment as of December 31, 2008, and determined that a portion of the value of these assets was impaired in certain reporting units. Accordingly, the Company recorded pre-tax impairment charges of $397.2 million ($338.5 million, net of taxes) and $69.0 million ($44.1 million, net of taxes) during the year ended December 31, 2008 for its goodwill and indefinite-life intangible assets, respectively.

Deferred Financing Costs

        Deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments.

Comprehensive Income

        The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in its consolidated statements of changes in shareholders' equity.

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

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of SFAS 109, on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2008 and 2007.

Accounting for Derivatives and Hedging Activities

        The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Thus, uses of derivatives are limited to hedging and risk management purposes, in connection with managing interest rate exposures. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, established accounting and reporting standards for derivative instruments and hedging activities.

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

        Currently, the Company has a number of interest rate swaps in place, where the swaps serve to mitigate the income volatility associated with a portion of its variable-rate funding. Swap coverage extends out through 2011. In effect, these swaps synthetically convert the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swaps, the Company receives cash flows from the swap counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swaps' fixed rates. These two respective obligations are net-settled, periodically. The Company accounts for these swaps as cash flow hedges, which requires determining a division of hedge results deemed effective and deemed ineffective. However, all of the Company's hedges were designed in such a way so as to perfectly offset specifically- defined interest payments, such that no ineffectiveness has occurred—nor is any ineffectiveness going to occur, as long as the forecasted cash flows of the designated hedged items and the associated swaps remain unchanged.

        Under cash flow hedge accounting, effective derivative results are initially recorded in other comprehensive income and later reclassified to earnings, coinciding with the income recognition relating to the variable interest payments being hedged. During the years ended December 31, 2008 and 2007, the Company recorded a $23.6 million increase and $6.2 million decrease, respectively, in interest expense, which was previously reported in other comprehensive income. In the coming twelve months, the Company anticipates that approximately a $34.0 million loss will be reclassified from other comprehensive income to earnings, as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable funding being hedged.

        Credit risk relating to derivative counterparties is mitigated by using multiple, highly rated counterparties, and the credit quality of each is monitored on an ongoing basis.

        Under cash flow hedge accounting, derivatives are included in the consolidated balance sheets as assets or liabilities. Changes in the fair value of a derivative and settlements that are highly effective and qualifying as a cash flow hedge, to the extent that they are effective, are recorded in other comprehensive income and later reclassified to earnings coincidently with the earnings impacts of the hedged transaction (i.e., when the interest expense on the variable-rate liability is recorded in earnings). Any hedge ineffectiveness (which represents the amount by which hedge results exceed the variability in the cash flows of the forecasted transaction due to the risk being hedged) is recorded in current period earnings.

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

        The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the years ended December 31, 2008, 2007 and 2006 are as follows:

Year ended December 31,	2008	2007	2006
	(in thousands)
Rooms	$17,750	$15,518	$11,970
Food and beverage	103,038	101,040	85,884
Other	13,590	12,386	9,062

Total promotional allowances	$134,378	$128,944	$106,916

        The estimated cost of providing such complimentary services for the years ended December 31, 2008, 2007 and 2006 are as follows:

Year ended December 31,	2008	2007	2006
	(in thousands)
Rooms	$7,280	$6,538	$5,156
Food and beverage	73,565	71,922	60,762
Other	6,034	5,471	5,644

Total cost of complimentary services	$86,879	$83,931	$71,562

Earnings Per Share

        The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

        Beginning in the fourth quarter of 2008, in conjunction with the issuance of 12,500 shares of Preferred Stock, the Company began to calculate EPS in accordance with SFAS 128, as clarified by EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"). This was necessary as the Company determined that the Preferred Stock qualified as a participating security as defined in EITF 03-6. Under EITF 03-6, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with SFAS 128, a Company is required to use the two-class method when computing EPS when a Company has a security that qualifies as a "participating security." The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company's Common Stock is computed by dividing net income applicable to Common Stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company's Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

        However, since the Company reported a loss from continuing operations for the year ended December 31, 2008, it was required by SFAS 128 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS for the year ended December 31, 2008. In addition, since the Company reported a loss from continuing operations for the year ended December 31, 2008, the Preferred Stock was not deemed to be a participating security for the year ended December 31, 2008, pursuant to EITF 03-6. The basic weighted-average common shares outstanding for the year ended December 31, 2008 was 84,535,877.

        The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2007 and 2006.

Year ended December 31,	2007	2006
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	85,578	84,229
Assumed conversion of dilutive stock options	2,806	2,405

Diluted weighted-average common shares outstanding	88,384	86,634

        Options to purchase 8,804,578 shares were outstanding during the year ended December 31, 2008, but were not included in the computation of diluted EPS because they are antidilutive since the Company reported a loss from continuing operations for the year ended December 31, 2008.

        Options to purchase 1,395,610 and 1,966,880 shares were outstanding during the years ended December 31, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because they are antidilutive.

        The repurchase of up to $200 million of the Company's Common Stock over the twenty-four month period ending July 2010 was authorized by the Company's Board of Directors in July 2008. During the year ended December 31, 2008, the Company repurchased 8,934,984 shares of its Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05.

Stock-Based Compensation

        The Company accounts for stock compensation under SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

        The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility at December 31, 2008 was estimated based on the historical volatility of the Company's stock price over a period of 5.36 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994, and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company's employees. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS No. 123, "Accounting for Stock-Based Compensation". The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at December 31, 2008, 2007 and 2006:

Year ended December 31,	2008	2007	2006
Risk-free interest rate	1.61%	4.24%	5.11%
Expected volatility	45.56%	37.68%	43.29%
Dividend yield	—	—	—
Weighted-average expected life (years)	5.36	4.73	4.26
Forfeiture rate	4.00%	4.00%	4.00%

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

Statements of Cash Flows

        The Company has presented the consolidated statements of cash flows using the indirect method, which involves the reconciliation of net (loss) income to net cash flow from operating activities.

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

        The Company is dependent on the economy of the United States ("U.S.") in general, and any deterioration in the national economic, energy, credit and capital markets could have a material adverse effect on future results of operations.

        The Company is dependent upon a stable gaming and admission tax structure in the locations that it operates in. Any change in the tax structure could have a material adverse affect on future results of operations.

5.    New Accounting Pronouncements

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company adopted SFAS 162 as of its effective date, as required. SFAS 162 did not have an impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141 (revised), "Business Combinations" ("SFAS 141(R)"), and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. The Company adopted FSP FAS 142-3 as of January 1, 2009, as required. The Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133" ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 as of January 1, 2009, as required. The Company does not expect that the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS 141(R), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141(R) as of January 1, 2009, as required. The Company expects that the adoption of SFAS 141(R) will have an impact on its consolidated financial statements, once the Company acquires companies in the future.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1") and FSP FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-1, which was effective upon the initial adoption of SFAS 157, amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), which was effective upon issuance. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2008. The January 1, 2008 adoption did not have a significant impact on the Company. The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect that the adoption of SFAS 157, as amended, and on a prospective basis, to nonfinancial assets and nonfinancial liabilities, will have a material impact on its consolidated financial statements. See Note 20 to the Consolidated Financial Statements for further information regarding the adoption of SFAS 157.

6.     Acquisitions

Sanford-Orlando Kennel Club

        On October 17, 2007, pursuant to the Asset Purchase Agreement dated July 5, 2007, the Company completed the purchase of Sanford-Orlando Kennel Club in Longwood, Florida from Sanford-Orlando Kennel Club, Inc. and Collins and Collins. In connection with the purchase, the Company also secured a right of first refusal with respect to a majority stake in the Sarasota Kennel Club in Sarasota, Florida. The purchase price for the Sanford-Orlando Kennel Club provides for additional consideration to be paid by the Company based upon certain future regulatory developments. Located on approximately 26 acres in Longwood, Florida, the Sanford-Orlando Kennel Club features year-round greyhound racing, a simulcast wagering facility, a clubhouse lounge and two dining areas. The Company accounted for the acquisition in accordance with SFAS 141. The results of the Sanford-Orlando Kennel Club have been included in the Company's consolidated financial statements since the acquisition date.

Black Gold Casino at Zia Park

        On April 16, 2007, pursuant to the Asset Purchase Agreement dated November 7, 2006 among Zia Partners, LLC ("Zia"), Zia Park LLC (the "Buyer"), a wholly-owned subsidiary of Penn, and (solely with respect to specified sections thereof which relate to the Company's guarantee of the Buyer's payment and performance) Penn, the Buyer completed the acquisition of Black Gold Casino at Zia Park and all related assets of Zia. Penn funded this purchase with additional borrowings under its existing $750 million revolving credit facility. The Company accounted for the acquisition in accordance with SFAS 141. As a result of the acquisition, goodwill of $144.2 million and other intangible assets of $3.5 million are included within the consolidated balance sheet at December 31, 2008. The results of the Black Gold Casino at Zia Park have been included in the Company's consolidated financial statements since the acquisition date.

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

        In June 2008, the Company entered into the second term of its first layer of property insurance coverage in the amount of $200 million. The $200 million coverage, which is effective from August 8, 2007 through December 31, 2010, is on an "all risk" basis, including, but not limited to, coverage for "named windstorms," floods and earthquakes. In June 2008, the Company also purchased an additional $100 million of "all risk" coverage including, but not limited to, coverage for "named windstorms," floods and earthquakes. The additional $100 million of "all risk" coverage excludes coverage for windstorms, "named windstorms," floods, and earthquakes, for Boomtown Biloxi and Hollywood Casino Bay St. Louis. An additional $300 million of "all risk" coverage was also purchased, which is subject to certain exclusions including, among others, exclusions for windstorms, "named windstorms," floods and earthquakes. The two additional coverage layers are effective from June 1, 2008 through June 1, 2009. There is a $25 million deductible for "named windstorm" events, and lesser deductibles as they apply to other perils. All three layers are subject to specific policy terms, conditions and exclusions.

8.     Property and Equipment

        Property and equipment, net, consists of the following:

December 31,	2008	2007
	(in thousands)
Land and improvements	$216,834	$188,379
Building and improvements	1,298,513	998,910
Furniture, fixtures, and equipment	692,851	503,969
Leasehold improvements	17,128	16,145
Construction in progress	183,056	423,209

Total property and equipment	2,408,382	2,130,612
Less accumulated depreciation and amortization	(596,251)	(442,219)

Property and equipment, net	$1,812,131	$1,688,393

        Depreciation and amortization expense, for property and equipment, totaled $165.9 million, $140.3 million and $117.3 million in 2008, 2007, and 2006, respectively. Interest capitalized in connection with major construction projects was $13.8 million, $14.6 million and $8.0 million in 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, the Company recorded a pre-tax impairment charge of $15.1 million ($10.0 million, net of taxes), as it determined that a portion of the value of its long-lived assets, primarily at its Bullwhackers property, was impaired.

9.     Goodwill and Other Intangible Assets

        The Company's goodwill and intangible assets had a gross carrying value of $2.3 billion and $2.8 billion at December 31, 2008 and 2007, respectively, and accumulated amortization of $34.7 million and $27.0 million at December 31, 2008 and 2007, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible assets at December 31, 2008 and 2007:

December 31,	2008			2007
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Goodwill	$1,598,571	$—	$1,598,571	$2,013,139	$—	$2,013,139
Indefinite-life intangible assets	679,054	—	679,054	755,166	—	755,166
Other intangible assets	49,396	34,686	14,710	49,316	27,041	22,275

Total	$2,327,021	$34,686	$2,292,335	$2,817,621	$27,041	$2,790,580

        Goodwill consists mainly of goodwill from the acquisitions of Hollywood Casino Corporation in March 2003, Argosy in October 2005 and Black Gold Casino at Zia Park in April 2007. Indefinite-life intangible assets consist mainly of gaming licenses and trademark intangible assets from the acquisition of Argosy and the placement of slot machines at Hollywood Casino at Penn National Race Course.

        During the year ended December 31, 2008, goodwill decreased by $414.6 million, primarily due to the Company recording a pre-tax impairment charge of $397.2 million ($338.5 million, net of taxes), as a portion of the value of the goodwill associated with the original purchase of Empress Casino Hotel, Argosy Casino Lawrenceburg, Hollywood Casino Aurora and Argosy Casino Alton, and all of the goodwill associated with the original purchase of Hollywood Slots Hotel and Raceway, was impaired. In addition, during the year ended December 31, 2008, indefinite-life intangible assets decreased by $76.1 million, primarily as the Company recorded a pre-tax impairment charge of $69.0 million ($44.1 million, net of taxes), as a portion of the value of the indefinite-life intangible assets associated with the original purchase of Argosy, and all of the indefinite-life intangible assets associated with the original purchase of Hollywood Slots Hotel and Raceway, was impaired.

        During the year ended December 31, 2007, goodwill increased by $143.7 million, primarily due to goodwill recorded as part of the completion of the Black Gold Casino at Zia Park acquisition in April 2007 and the Sanford-Orlando Kennel Club acquisition in October 2007, offset by deferred tax adjustments relating to litigation accruals. In addition, gaming license, racing permit and trademark intangible assets increased by $54.7 million during the year ended December 31, 2007, due to the Black Gold Casino at Zia Park and Sanford-Orlando Kennel Club acquisitions and payment for the Category 1 slot machine license for the placement of slot machines at Hollywood Casino at Penn National Race Course.

        The Company's intangible asset amortization expense was $7.7 million, $7.6 million and $6.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2008 (in thousands):

2009	$6,642
2010	5,773
2011	2,096
2012	199
2013	—
Thereafter	—

Total	$14,710

10.   Long-term Debt

        Long-term debt, net of current maturities, is as follows:

December 31,	2008	2007
	(in thousands)
Senior secured credit facility	$1,959,784	$2,496,625
$200 million 6 7/8% senior subordinated notes	200,000	200,000
$250 million 6 3/4% senior subordinated notes	250,000	250,000
Other long-term obligations	14,201	19,810
Capital leases	6,195	8,487

	2,430,180	2,974,922
Less current maturities of long-term debt	(105,281)	(93,452)

	$2,324,899	$2,881,470

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2008 (in thousands):

2009	$105,281
2010	231,992
2011	677,660
2012	1,163,326
2013	83
Thereafter	251,838

Total minimum payments	$2,430,180

        At December 31, 2008, the Company was contingently obligated under letters of credit issued pursuant to the $2.725 billion senior secured credit facility with face amounts aggregating $27.5 million.

Senior Secured Credit Facility

        On October 3, 2005, the Company entered into a $2.725 billion senior secured credit facility to fund the Company's acquisition of Argosy, including payment for all of Argosy's outstanding shares, the retirement of certain long-term debt of Argosy and its subsidiaries, the payment of related transaction costs, and to provide additional working capital. The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $123.7 million was drawn at December 31, 2008) that matures on October 3, 2010, a $325 million Term Loan A Facility that matures on October 3, 2011 and a $1.65 billion Term Loan B Facility that matures on October 3, 2012. The maturity dates for the Term Loan A Facility and the Term Loan B Facility may be accelerated to June 4, 2011 if the $200 million of 6 7/8% senior subordinated notes are not retired before that date. The $2.725 billion senior secured credit facility also allows the Company to raise an additional $300 million in senior secured credit for project development and property expansion.

        During the year ended December 31, 2008, the Company's $2.725 billion senior secured credit facility amount outstanding decreased by $536.8 million, primarily due to principal payments on long-term debt, partially offset by the issuance of long-term debt for items such as payment for capital expenditures, funding associated with the opening of the Hollywood Casino at Penn National Race Course, privilege payments to the State of Kansas, payments for income taxes owed and lobbying efforts, primarily in Ohio, Maryland and Maine. During the year ended December 31, 2008, the Company used a portion of the net proceeds from the Investment and the after-tax proceeds of the Cash Termination Fee for the repayment of some of its existing debt, repurchases of its Common Stock, lobbying expenses for efforts in Ohio and the investment in corporate debt securities, with the remainder being invested primarily in short-term securities.

        The $2.725 billion senior secured credit facility is secured by substantially all of the assets of Penn and its restricted subsidiaries.

Interest Rate Swap Contracts

        The Company has a policy designed to manage interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, they are generally accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuations throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument and all associated settlements are recognized as gains or losses in the period of change. Net settlements pursuant to the financial instrument are included as interest expense in the period.

        In accordance with the terms of its $2.725 billion senior secured credit facility, the Company was required to enter into fixed-rate debt or interest rate swap agreements in an amount equal to 50% of the Company's consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the $2.725 billion senior secured credit facility.

        On October 25, 2005, the Company entered into four interest rate swap contracts with terms from three to five years, notional amounts of $224 million, $274 million, $225 million, and $237 million, for a total of $960 million, and fixed interest rates ranging from 4.678% to 4.753%. The $224 million and $225 million swaps expired on October 27, 2008. The annual weighted-average interest rate of the two remaining contracts is 4.73%. Under these two remaining contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of December 31, 2008, the applicable 90-day LIBOR rate was 3.535% for the two remaining swaps.

        On April 6, 2006, the Company entered into three interest rate swap contracts with a term of five years and notional amounts of $100 million each, for a total of $300 million and fixed interest rates ranging from 5.263% to 5.266%. The annual weighted-average interest rate of the three contracts is 5.26%. Under these contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. As of December 31, 2008, the applicable 90-day LIBOR rate was 2.388% for the $300 million swaps. The counterparty for one of the $100 million swaps is Lehman Brothers, which filed for Chapter 11 bankruptcy protection during the year ended December 31, 2008. The fair value of this $100 million swap was in a liability position at December 31, 2008.

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

        On October 23, 2008, the Company entered into two interest rate swap contracts with terms of two and three years and notional amounts of $200 million each, for a total of $400 million and fixed interest rates ranging from 2.727% to 3.09%. The annual weighted-average interest rate of the two contracts is 2.91%. Under these contracts, the Company pays a fixed interest rate against a variable interest rate based on the one-month LIBOR rate. As of December 31, 2008, the applicable one-month LIBOR rate was 0.471% for the $400 million swaps.

Redemption of 8 7/8% Senior Subordinated Notes

        In February 2006, the Company called for the redemption of its $175 million 8 7/8% senior subordinated notes. The redemption price was $1,044.38 per $1,000 principal amount, plus accrued and unpaid interest and was made on March 15, 2006. The Company recorded a $10.0 million loss on early extinguishment of debt during the year ended December 31, 2006 for the call premium and the write-off of the associated deferred financing fees. The Company funded the redemption of the $175 million 8 7/8% senior subordinated notes from available cash and borrowings under its revolving credit facility.

6 7/8% Senior Subordinated Notes

        On December 4, 2003, the Company completed an offering of $200 million of 6 7/8% senior subordinated notes that mature on December 1, 2011. Interest on the notes is payable on June 1 and December 1 of each year, beginning June 1, 2004.

        The Company may redeem all or part of the 6 7/8% senior subordinated notes at certain specified redemption prices.

        The 6 7/8% senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company's current and future wholly-owned domestic subsidiaries. The 6 7/8% senior subordinated notes rank equally with the Company's future senior subordinated debt and junior to its senior debt, including debt under the Company's $2.725 billion senior secured credit facility. In addition, the 6 7/8% senior subordinated notes will be effectively junior to any indebtedness of Penn's non-U.S. unrestricted subsidiaries.

        The 6 7/8% senior subordinated notes and guarantees were originally issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. On August 27, 2004, the Company completed an offer to exchange the notes and guarantees for notes and guarantees registered under the Securities Act of 1933, as amended, having substantially identical terms.

        On May 9, 2008, Merger Sub announced that it had commenced a cash tender offer and consent solicitation for any and all of the Company's $200 million 6 7/8% senior subordinated notes. The tender offer and consent solicitation was being conducted in connection with the Merger Agreement and the obligation to accept for purchase and to pay for such notes was subject to the satisfaction or waiver of certain conditions, including the consummation of the Merger. In connection with the termination of the Merger Agreement, these offers were withdrawn.

6 3/4% Senior Subordinated Notes

        On March 9, 2005, the Company completed an offering of $250 million of 6 3/4% senior subordinated notes that mature on March 1, 2015. Interest on the notes is payable on March 1 and September 1 of each year, beginning September 1, 2005.

        Effective March 2010, the Company may redeem all or part of the 6 3/4% senior subordinated notes at certain specified redemption prices.

        The 6 3/4% senior subordinated notes are general unsecured obligations and are not guaranteed by the Company's subsidiaries.

        The 6 3/4% senior subordinated notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

        On May 9, 2008, Merger Sub announced that it had commenced a cash tender offer and consent solicitation for any and all of the Company's $250 million 6 3/4% senior subordinated notes. The tender offer and consent solicitation was being conducted in connection with the Merger Agreement and the obligation to accept for purchase and to pay for such notes was subject to the satisfaction or waiver of certain conditions, including the consummation of the Merger. In connection with the termination of the Merger Agreement, these offers were withdrawn.

Other Long-Term Obligations

        On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority ("MTGA"). Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, the Company entered into the Second Amendment to the Purchase Agreement and Release of Claims ("Amendment and Release") with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the "Purchase Agreement"), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA's agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA's surrender of all post-closing termination rights it might have had under the Purchase Agreement. The Company recorded the present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years. At December 31, 2008, the balance due to the MTGA equaled $14.2 million.

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

        During the year ended December 31, 2008, the Company placed some of the funds received from the Investment into two unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds. The funds and activity maintained within the unrestricted subsidiaries are excluded from the Company's covenant calculations.

        At December 31, 2008, the Company was in compliance with all required financial covenants.

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

        In May 2006, the Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company's Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah's Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the "Court"), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court's ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the four casino plaintiffs filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit.

        On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the same four casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the four casinos filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois, asking the Court to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 is paid into a protest fund where it accrues interest. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit.

        In August 2007, a complaint was filed on behalf of a putative class of public shareholders of the Company, and derivatively on behalf of the Company, in the Court of Common Pleas of Berks County, Pennsylvania (the "Complaint"). The Complaint names the Company's Board of Directors as defendants and the Company as a nominal defendant. The Complaint alleges, among other things, that the Board of Directors breached their fiduciary duties by agreeing to the proposed transaction with Fortress and Centerbridge for inadequate consideration, that certain members of the Board of Directors have conflicts with regard to the Merger, and that the Company and its Board of Directors have failed to disclose certain material information with regard to the Merger. The Complaint seeks, among other things, a court order determining that the action is properly maintained as a class action and a derivative action enjoining the Company and its Board of Directors from consummating the proposed Merger, and awarding the payment of attorneys' fees and expenses. The Company and the plaintiff had reached a tentative settlement in which the Company agreed to pay certain attorneys' fees and to make certain disclosures regarding the events leading up to the transaction with Fortress and Centerbridge in the proxy statement sent to shareholders in November 2007. Final settlement was contingent upon court approval and consummation of the transaction with Fortress and Centerbridge. Because the transaction with Fortress and Centerbridge was terminated as described in Note 3, the Company expects to move for a dismissal of the complaint.

        On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company's Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that the Company's disclosure practices relative to the proposed transaction with Fortress and Centerbridge and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange

Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint has been amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and oral arguments for the motion were heard by the court on February 23, 2009. Following oral arguments, the court granted the Company's motion and dismissed the complaint with prejudice. The Company anticipates that the plaintiffs will file a motion for reconsideration with the court.

        On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the "County") filed suit against Kansas Penn Gaming, LLC ("KPG," a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. Defendants are currently contesting the validity and scope of the attachment and intend to defend the merits of the case going forward.

        On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC ("HV") in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the "Contract") that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG's alleged breach based on a Guaranty Agreement signed by the Company. Both cases were consolidated. The Company has filed a motion to dismiss HV's claims against the Company. This motion has been fully briefed and is pending.

        The following dispute was concluded in the fourth quarter of 2008:

        In November 2005, Capital Seven, LLC and Shawn A. Scott (collectively, "Capital Seven"), the sellers of Bangor Historic Track, Inc. ("BHT"), filed a demand for arbitration with the American Arbitration Association seeking $30 million plus interest and other damages. Capital Seven alleged a breach of contract by the Company based on the Company's payment of a $51 million purchase price for the purchase of BHT instead of an alleged $81 million purchase price Capital Seven claimed was due under the purchase agreement. The parties had agreed that the purchase price of BHT would be determined, in part, by the applicable gaming taxes imposed by Maine on the Company's operations. The arbitrators issued their ruling in November 2008, stating that, under the applicable tax rate, the purchase price was $61 million. The panel awarded $10 million plus contractual interest to Capital Seven. Pursuant to the dispute resolution procedures, the Company had deposited the disputed $30 million in escrow, pending a resolution. This amount was included in other assets within the consolidated balance sheet at December 31, 2007. On December 1, 2008, the escrowed funds were released, with $13.1 million being paid to Capital Seven and the remainder being returned to the Company.

Operating Lease Commitments

        The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $30.7 million, $29.6 million and $28.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

        The leases for land consist of annual base lease rent payments, plus, in some instances, a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases.

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

        The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2008 are as follows (in thousands):

Year ending December 31,
2009	$6,985
2010	5,148
2011	4,732
2012	3,927
2013	3,228
Thereafter	22,951

Total	$46,971

Capital Expenditure Commitments

        At December 31, 2008, the Company was contractually committed to spend approximately $67.7 million in capital expenditures for projects in progress.

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

        The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions in 2008, 2007 and 2006 were $1.7 million, $2.2 million and $1.5 million, respectively.

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

        At the Charles Town Entertainment Complex, the Company has an agreement with the Charles Town Horsemen with an initial term expiring on December 31, 2011, and an agreement with the breeders that expires on June 30, 2009. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks, which expires on December 31, 2010.

        The Company's agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course expires on September 30, 2011. The Company has a collective bargaining agreement with Local 137 of the Sports Arena Employees (AFL-CIO) at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expires on December 31, 2011. The Company also has an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at the Company's OTWs, which will expire on September 30, 2009.

        The Company's agreement with the Maine Harness Horsemen Association at Bangor Raceway expired at the end of the 2008 racing season. The parties are currently working cooperatively on a three-year extension, which is expected to be executed before the start of the 2009 racing season.

        Pennwood Racing, Inc. also has an agreement in effect with the horsemen at Freehold Raceway, which expires in May 2009.

        Throughout the Argosy properties, the Seafarers Entertainment and Allied Trade Union represents approximately one thousand nine hundred of the Company's employees. At the Empress Casino Hotel, the Hotel Employees and Restaurant Employees Union ("UNITE/HERE") Local 1 represents approximately three hundred employees under a collective bargaining agreement which expires on March 31, 2010. At certain of the Company's Argosy properties, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO, the International Brotherhood of Electrical Workers, the Security Police and Fire Professionals of America, the American Maritime Officers Union, the International Brotherhood of Electrical Workers Local 176, and UNITE/HERE Local 10 represent certain of the Company's employees. The Company has collective bargaining agreements with these unions that expire at various times between July 2009 and October 2015. None of these unions individually represent more than fifty of the Company's employees.

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

        In 1999, the Company made an $11.3 million loan to the joint venture and an equity investment of $0.3 million. In 2008, the balance of the loan was increased by $0.5 million to $11.8 million to substitute a payment of interest on the loan. The loan is evidenced by a subordinated secured note, which is included in investment in and advances to unconsolidated affiliate within the consolidated balance sheets. The $11.3 million portion of the note bears interest at prime plus 2.25% or a minimum of 10.00% (at December 31, 2008, the interest rate was 10.00%). The $0.5 million portion of the note bears interest at the lesser of prime plus 2.00% or the 30-day LIBOR plus 3.00% (at December 31, 2008, the interest rate was 3.41%). The Company has recorded interest income within the consolidated statements of operations of $1.2 million, $1.2 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The joint venture, through Freehold Racing Association, was part of a multi-employer pension plan. For collectively bargained, multi-employer pension plans, contributions were made in accordance with negotiated labor contracts and generally were based on days worked. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980, the joint venture may, under certain circumstances, become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. In June 2006, Freehold Racing Association withdrew from the multi-employer pension plan, and thereby became subject to payment of a withdrawal liability to the multi-employer pension plan. In January 2008, the Company was informed that the multi-employer pension plan experienced a mass withdrawal termination as of December 25, 2007. At December 31, 2008, the joint venture withdrawal liability was approximately $3.5 million for Freehold Racing Association, which is payable through November 2028.

        The Company and Greenwood entered into a Debt Service Maintenance Agreement with a bank in which each joint venture partner has guaranteed up to 50% of a $23.0 million term loan to the joint venture. The Debt Service Maintenance Agreement remains in effect for the life of the loan and was due to expire on September 30, 2009. In 2008, the joint venture borrowed an additional $1.75 million and the maturity date of the term loan was extended to September 30, 2013. At December 31, 2008, the outstanding balance on the loan to the joint venture amounted to $12.2 million, of which the Company's obligation under its guarantee of the term loan was limited to approximately $6.1 million. The Company's investment in the joint venture is accounted for under the equity method. The original investment was recorded at cost and has been adjusted by the Company's share of income (loss) of the joint venture and distributions received. The Company's 50% share of the income (loss) of the joint venture is included in other income (expenses) within the consolidated statements of operations.

12.   Income Taxes

        Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheet. These temporary differences result in taxable or deductible amounts in future years.

        The components of the Company's deferred tax assets and liabilities are as follows:

Year ended December 31,	2008	2007
	(in thousands)
Deferred tax assets:
Stock-based compensation expense	$17,510	$11,111
Accrued expenses	21,973	18,945
Uncertain tax positions under FIN 48	12,751	9,458
State net operating losses	6,622	7,687
Accumulated other comprehensive loss	21,929	12,325

Gross deferred tax assets	80,785	59,526
Less valuation allowance	(3,860)	(6,632)

Net deferred tax assets	76,925	52,894

Deferred tax liabilities:
Property, plant and equipment	(86,342)	(102,936)
Intangibles	(235,128)	(315,968)

Net deferred tax liabilities	(321,470)	(418,904)

Net:	$(244,545)	$(366,010)

Reflected on consolidated balance sheets:
Current deferred tax assets, net	$21,065	$19,079
Noncurrent deferred tax liabilities, net	(265,610)	(385,089)

Net deferred taxes	$(244,545)	$(366,010)

        For income tax reporting, the Company has state net operating loss carryforwards aggregating approximately $179.1 million available to reduce future state income taxes primarily for the Commonwealth of Pennsylvania and the State of Mississippi as of December 31, 2008. The tax benefit associated with these net operating loss carryforwards is approximately $6.7 million. Due to state tax statutes on annual net operating loss utilization limits, the availability of gaming tax credits, and income and loss projections in the applicable jurisdictions, a $3.9 million valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all of the carryforwards will expire at various dates from December 31, 2009 to December 31, 2028.

        The $3.9 million valuation allowance represents the income tax effect of state net operating loss carryforwards of the Company, which are not presently expected to be utilized. In the event that the valuation allowance is ultimately unnecessary, the majority would be treated as a reduction of tax expense.

        In addition, certain subsidiaries have accumulated state net operating loss carryforwards aggregating approximately $553.1 million for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits as of December 31, 2008 attributable to these net operating losses was approximately $37.7 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of December 31, 2008. In the event of any benefit from realization of these net operating losses, $8.3 million would be treated as an increase to equity, $0.5 million would be treated as a reduction to goodwill, and the remainder would be treated as a reduction of tax expense. If not used, substantially all the carryforwards will expire at various dates from December 31, 2009 to December 31, 2028.

        The provision for income taxes charged to operations was as follows:

Year ended December 31,	2008	2007	2006
	(in thousands)
Current tax expense
Federal	$157,043	$75,959	$108,958
State	35,461	28,536	33,067
Foreign	4,332	9,427	433

Total current	196,836	113,922	142,458

Deferred tax expense (benefit)
Federal	(78,895)	16,223	16,260
State	(12,203)	2,042	(1,866)

Total deferred	(91,098)	18,265	14,394

Total provision	$105,738	$132,187	$156,852

        The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2008, 2007 and 2006:

Year ended December 31,	2008	2007	2006
Percent of pretax income
Federal taxes	35.0%	35.0%	35.0%
State and local income taxes	(32.0)%	6.8%	5.5%
Permanent differences	(217.9)%	2.6%	1.8%
Foreign	(7.5)%	1.2%	0.1%
Other miscellaneous items	0.2%	(0.4)%	—

	(222.2)%	45.2%	42.4%

Year ended December 31,	2008	2007	2006
	(in thousands)
Amount based upon pretax income
Federal taxes	$(16,655)	$102,284	$129,475
State and local income taxes	15,229	19,953	20,281
Permanent differences	103,707	7,460	6,742
Foreign	3,587	3,453	266
Other miscellaneous items	(130)	(963)	88

	$105,738	$132,187	$156,852

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2008 and 2007.

        A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2007	$56,960
Additions based on current year tax positions	3,122
Additions based on prior year tax positions	7,676
Currency translation adjustments	15,091

Balance at December 31, 2007	$82,849
Additions based on current year tax positions	10,702
Additions based on prior year tax positions	2,105
Decreases due to settlements and/or reduction in liabilities	(6,984)
Currency translation adjustments	(20,040)

Balance at December 31, 2008	$68,632

        Included in the liability for unrecognized tax benefits at December 31, 2008 and 2007 were $31.7 million and $38.7 million, respectively, of tax positions that are indemnified by a third party. The indemnification stems from a transaction that the Company completed in 2001 with The Continental Companies and CHC International, Inc. (the "Seller"), whereby the Company acquired Casino Rouge in Baton Rouge, Louisiana and the management contract for Casino Rama in Orillia, Ontario, Canada. As part of the acquisition, Continental and the Company entered into an Indemnification Agreement, whereby Continental indemnified the Company for any tax liabilities to arise subsequent to the acquisition for taxation years in which Continental was the owner. The Canada Revenue Agency ("CRA") issued reassessments of CHC Canada's 1996 through 2000 taxation years. The Company and the Seller disagree with CRA's position, and the matter has been in Competent Authority since 2004. The Indemnification Agreement provides that the Company does not receive payment until "final determination" by a taxing authority. The Company believes that it is more likely than not that the matter in Competent Authority will be effectively settled within the next twelve months. Upon settlement, the Company will relieve its liability and reverse the indemnification receivable. For years after April 2001 where the Company has no indemnification, it has included an appropriate amount of tax reserves in the liability for unrecognized tax benefits, including accrued interest and penalties.

        Included in the liability for unrecognized tax benefits at December 31, 2008 and 2007 were $(20.0) million and $15.1 million, respectively, of currency translation adjustments for foreign currency tax positions.

        Included in the liability for unrecognized tax benefits at December 31, 2008 and 2007 were $36.6 million and $27.3 million, respectively, of tax positions that, if reversed, would affect the effective tax rate.

        The Company is required under FIN 48 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charge to expense each period, as well as the cumulative amounts recorded in the consolidated balance sheets. The Company will continue to classify any tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of operations.

        During the years ended December 31, 2008 and 2007, the Company recognized approximately $2.5 million and $3.7 million, respectively, of interest and penalties, net of deferred taxes. In addition, due to settlements and/or reductions in previously-recorded liabilities on uncertain tax positions, the Company had reductions in previously-accrued interest and penalties of $0.8 million, net of deferred taxes, and $1.1 million, which were charged off against goodwill. The Company has accrued approximately $39.2 million (gross) for the payment of interest and penalties at December 31, 2008. These accruals were included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2008.

        As of December 31, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2005, 2006 and 2007. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

13.   Shareholders' Equity

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

        The Rights are attached to the shares of the Company's Common Stock until they become exercisable. Generally, the Rights will be exercisable beginning on a specified date after a person or group acquires 15% or more of the Company's Common Stock (the "Stock Acquisition Date"), commences a tender or exchange offer that will result in such person or group acquiring 20% or more of the outstanding Common Stock or a determination that a beneficial owner's ownership of a substantial amount of the Company's Common Stock (at least 10%) is intended to pressure the Company to take action not in the long-term best interests of the Company or may have a material adverse impact ("Adverse Person") on the business or prospects of the Company. The Company is entitled to redeem the Rights at a price of $.01 per Right (payable in cash or stock) at any time until 10 days following a Stock Acquisition Date or the date on which a person is determined to be an Adverse Person. Upon the occurrence of certain events described in the Rights Agreement, each holder of Rights (other than Rights owned by a shareholder who has acquired 15% or more of the Company's outstanding Common Stock or who is determined to be an Adverse Person, which Rights become void) will have the right to receive, upon exercise, Preferred Stock Fractions (or, in certain circumstances, the Company's Common Stock, the acquiring company's Common Stock, cash, property or other securities of the Company) having a market value of twice the exercise price of each Right. Following any such event, the Company may permit holders to surrender their Rights in exchange for Preferred Stock Fractions (or other property or securities, as the case may be) equal to half the value otherwise purchasable or exchange each Right for one Preferred Share Fraction. A potential dilutive effect may exist upon the exercise of the Rights. Until a Right is exercised, the holder will have no rights as a stockholder of the Company, including, without limitations, the right to vote as a stockholder or to receive dividends. The Rights are not exercisable until the distribution date, and will expire at the close of business on March 18, 2009, unless earlier redeemed or exchanged by the Company.

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

        On July 3, 2008, the Company entered into Amendment No. 2 to the Rights Agreement between the Company and Continental Stock Transfer and Trust Company. Amendment No. 2 supplements and adds certain definitions in the Rights Agreement and provides, among other things, that neither Fortress nor Centerbridge will be deemed to be Acquiring Persons or Adverse Persons (as such terms are defined in the Rights Agreement) solely by virtue of the approval, execution or delivery of the agreement to purchase the Company's Preferred Stock, the purchase and ownership of Preferred Stock pursuant to the terms of such purchase agreement or the receipt and ownership of Common Stock upon a redemption of the Preferred Stock.

Issuance of the $1.25 billion, Zero Coupon Preferred Equity Investment

        In connection with the termination of the Merger Agreement, the Company issued 12,500 of Preferred Stock for $1.25 billion. Pursuant to the terms of the preferred equity purchase agreement, the purchasers made the Initial Investment to the Company on July 3, 2008, in addition to the payment of the Cash Termination Fee. Under the terms of the purchase agreement, the purchasers deposited the remaining preferred equity investment purchase consideration with an escrow agent, with the funds to be released from escrow upon the issuance of the Preferred Stock. On October 30, 2008, following the receipt of required regulatory approvals and the satisfaction of certain other conditions, the Company closed the sale of the Investment and received the remaining preferred equity investment purchase consideration of $775 million from the escrow agent.

        The Investment is generally non-voting, but possesses voting rights with respect to certain extraordinary events. The Investment is entitled to vote with the Common Stock on an as-converted basis with respect to any change-in-control or other significant transaction if the consideration to be paid to shareholders is less than $45 per share (which amount is subject to adjustment in certain circumstances). In addition, the approval of holders of a majority of the Investment shares is required to authorize (i) special dividends to security holders of the Company; (ii) issuance by the Company of equity securities senior to or on a parity with the Investment; (iii) stock repurchases, including but not limited to, by means of a tender offer which is funded by an asset sale outside the ordinary course (other than repurchases in the open market and repurchases by tender offer at not greater than a 20% premium); and (iv) certain other amendments to the terms of the Investment. The Investment has an aggregate liquidation preference equal to $1.25 billion, the aggregate purchase price paid for the Investment shares (the "Purchase Price"), subject to certain adjustments. In addition, the Investment terms provide that the Investment participates in any dividends paid on the Common Stock. To the extent that the Company pays a special dividend, such special dividend will reduce the amount to be paid to the holders of the Investment upon a liquidation or redemption.

        The Company is required to redeem all of the outstanding shares of the Investment on June 30, 2015, unless a change-in-control transaction in which all holders of shares of the Common Stock receive consideration in the transaction has occurred prior to that time. In the event of such a change-in-control transaction, the holders of the Investment will receive cash and/or other consideration in such transaction (the same consideration as the holders of Common Stock receive) with a value equal to the net present value of the Purchase Price, subject to increase or decrease in the event that the value of the consideration paid to the holders of the Common Stock is greater than $67 per share or less than $45 per share, respectively, which thresholds are subject to adjustment in certain circumstances.

        The redemption price to be paid to the holders of the Investment on June 30, 2015 is equal to the Purchase Price, subject to increase or decrease in the event that the average trading price of the Common Stock (measured over the 20 consecutive trading days prior to May 26, 2015) is greater than $67 per share or less than $45 per share, respectively. There is no coupon payable with respect to the Investment. The Company shall redeem all of the Investment for cash, provided the Company may elect on or prior to June 1, 2015 to pay all or part of the redemption price in shares of the Common Stock. At December 31, 2008, the redemption price was $593.9 million (27.8 million shares of Common Stock if the Company elected to redeem through the issuance of Common Stock).

        The holders of the Investment are subject to the Investor Rights Agreement, dated as of July 3, 2008, by and among the Company, FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (the "Investor Rights Agreement"), which, among other things, contains a voting agreement requiring certain Investment holders to vote all of their shares of Common Stock as directed by the Company and a standstill agreement restricting the activities of certain Investment holders. In addition, Investment holders who may receive 20% or more of the outstanding Common Stock upon redemption would be subject to Subchapter 25G of the Pennsylvania Business Corporation Law of 1988, as amended (the "Control Share Statute"). The Control Share Statute prohibits any person or group that acquires more than 20% of the voting power of the Company from voting any securities held by such person or group unless the shareholders vote to accord voting rights to such securities within 90 days of the time such threshold was exceeded. Under the Investment terms, unless such shareholder approval is obtained, the Investment holders shall execute and deliver a proxy in favor of an attorney-in-fact to be designated by the Board of Directors covering the number of shares of Common Stock necessary to avoid the application of the Control Share Statute.

        The Investor Rights Agreement also provides that until Fortress and its affiliates own less than two-thirds of the shares of the Investment issued to them on October 30, 2008, Fortress and the Company must take all action in their power to appoint one designee of the purchasers (the "Purchaser Designee") as a Class II director on the Board of Directors and to use all commercially reasonable efforts to cause the election of the Purchaser Designee at every meeting thereafter at which a Class II director is to be elected. The initial Purchaser Designee is Wesley R. Edens. Mr. Edens is the founding principal, Chief Executive Officer and Chairman of the Board of Directors of Fortress.

        Under the terms of the Investor Rights Agreement, the Company has agreed to file a short-form registration statement with the U.S. Securities and Exchange Commission for the registration and sale of Investment shares and certain shares of Common Stock owned by the purchasers ("Registrable Securities"), which it filed on December 30, 2008. The Company is required to keep the shelf registration statement continuously effective under the Securities Act of 1933, as amended, until the earlier of (i) such time as all Registrable Securities have been sold and (ii) such time as the purchasers beneficially own (as defined in the Investor Rights Agreement) less than 2.5% of the Common Stock on a fully-diluted basis (including Common Shares issuable upon redemption of the Investment shares at maturity). The purchasers and any permitted transferees of Registrable Securities are also entitled to four demand registrations and unlimited piggyback registration during the term of the Investor Rights Agreement.

        Pursuant to the Investor Rights Agreement, the Investment holders may not directly or indirectly sell, transfer, pledge, encumber, assign or otherwise dispose of any portion of any Investment shares to any person without the prior written consent of the Company prior to July 21, 2009. However, the Investment holders may sell, transfer, pledge, encumber, assign or otherwise dispose of their Investment shares prior to July 21, 2009 if such transaction is made: (i) to an affiliate of any such Investment holder which agrees to be bound by the terms of the Investor Rights Agreement; (ii) with the prior written consent of the Company's Board of Directors, to a person pursuant to a tender or exchange offer for Investment shares or Common Stock by such person or a merger, consolidation or reorganization of the Company with such person; (iii) if the Company acknowledges in writing that it is unable to pay its debts, commences a voluntary case in bankruptcy or a voluntary petition seeking reorganization or makes an assignment for the benefit of creditors; or (iv) if the Company consents to the entry of an order for relief against it seeking liquidation, reorganization or a creditor's arrangement of the Company.

        Under the Investor Rights Agreement, each Investment holder has preemptive rights with respect to certain sales of Common Stock, stock options or securities convertible into Common Stock for so long as such holder beneficially owns at least two-thirds of the shares of the Investment issued to it on October 30, 2008.

14.   Stock-Based Compensation

        In April 1994, the Company's Board of Directors and shareholders adopted and approved the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan permitted the grant of options to purchase up to 12,000,000 shares of Common Stock, subject to antidilution adjustments, at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The 1994 Plan provided for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The options granted prior to the 2003 Plan remain outstanding.

        On April 16, 2003, the Company's Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the "2003 Plan"). On May 22, 2003, the Company's shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permitted the grant of options to purchase Common Stock and other market-based and performance-based awards. Up to 12,000,000 shares of Common Stock were available for awards under the 2003 Plan. The 2003 Plan provided for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options. This plan will remain in place until it terminates in 2013. However the shares which remained available for issuance under such plan as of November 12, 2008 are no longer available for issuance and all future equity awards will be pursuant to the 2008 Plan described below.

        On August 20, 2008, the Company's Board of Directors adopted and approved the 2008 Long Term Incentive Compensation Plan (the "2008 Plan"). On November 12, 2008, the Company's shareholders approved the 2008 Plan. The 2008 Plan permits the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights, restricted stock, phantom stock units and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. The aggregate number of shares of Common Stock that may be issued under the 2008 Plan shall not exceed 6,900,000. Awards of stock options and stock appreciation rights will be counted against the 6,900,000 limit as one share of Common Stock for each share granted. However each share awarded in the form of restricted stock, phantom stock units or any other full value stock award will be counted as issuing 2.16 shares of Common Stock for purposes of determining the number of shares available for issuance under the plan. At December 31, 2008, there were 6,900,000 options available for future grants under the 2008 Plan.

        Stock options that expire between November 1, 2009 and September 11, 2018 have been granted to officers, directors and employees to purchase Common Stock at prices ranging from $7.75 to $61.82 per share. All options were granted at the fair market value of the Common Stock on the date the options were granted.

        The following table contains information on stock options issued under the plans for the three-year period ended December 31, 2008:

	Number of Option Shares	Weighted-Average	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2005	7,733,814	$17.09	5.34	$122,844
Granted	1,784,400	33.34
Exercised	(1,310,113)	9.31
Canceled	(97,500)	22.16

Outstanding at December 31, 2006	8,110,601	$21.87	4.97	$160,225
Granted	1,458,750	42.21
Exercised	(1,824,071)	13.66
Canceled	(495,375)	28.44

Outstanding at December 31, 2007	7,249,905	$27.58	4.87	$231,837
Granted	1,834,000	29.56
Exercised	(203,202)	11.80
Canceled	(76,125)	37.00

Outstanding at December 31, 2008	8,804,578	$28.27	6.30	$17,677

        Included in the above are Common Stock options that were issued in 2003 to the Company's Chairman outside of the 1994 Plan and the 2003 Plan. These options were issued at $7.95 per share, and are exercisable through February 6, 2013. At December 31, 2008 and 2007, the number of these Common Stock options that were outstanding was 23,750. In addition, the Company issued 160,000 restricted stock awards in 2004, which fully vest in May 2009, and issued 280,000 restricted stock awards in 2006, which fully vest by 2011. The restricted stock grants in 2004 and 2006 were made pursuant to the 2003 Plan. Due to the departure of one of the Company's senior executives, 60,000 of these awards were forfeited. On December 31, 2008, the Company modified the expiration date of certain of its stock options from the seventh anniversary of the date of grant to the tenth anniversary of the date of grant. This modification resulted in additional compensation costs related to stock-based compensation of $2.3 million pre-tax ($1.6 million after-tax) for the year ended December 31, 2008.

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were $10.57, $16.08 and $14.58, respectively.

	Number of Option Shares	Weighted-Average Exercise Price
Exercisable at December 31,
2008	4,608,441	$23.60
2007	3,080,480	19.74
2006	2,848,451	14.11

        The aggregate intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $4.1 million, $74.6 million and $37.4 million, respectively.

        At December 31, 2008, there were 4,608,441 shares that were exercisable, with a weighted-average exercise price of $23.60, a weighted-average remaining contractual term of 4.78 years, and an aggregate intrinsic value of $17.6 million.

        The following table summarizes information about stock options outstanding at December 31, 2008:

	Exercise Price Range			Total
	$7.75 to $29.22	$29.34 to $33.12	$33.17 to $61.82	$7.75 to $61.82
Outstanding options
Number outstanding	4,006,539	2,973,665	1,824,374	8,804,578
Weighted-average remaining contractual life (years)	4.33	8.33	7.35	6.30
Weighted-average exercise price	$20.64	$31.14	$40.35	$28.27
Exercisable options
Number outstanding	3,426,539	613,915	567,987	4,608,441
Weighted-average exercise price	$19.35	$32.94	$39.16	$23.60

        Compensation costs related to stock-based compensation for the years ended December 31, 2008, 2007, and 2006 totaled $26.9 million pre-tax ($19.8 million after-tax), $25.5 million pre-tax ($18.6 million after-tax), and $20.6 million pre-tax ($14.9 million after-tax), respectively, and are included within the consolidated statements of operations under general and administrative expense.

        At December 31, 2008 and December 31, 2007, the total compensation cost related to nonvested awards not yet recognized equaled $67.0 million and $41.6 million, respectively, including $63.9 million and $36.3 million for stock options, respectively, and $3.1 million and $5.3 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

15.   Segment Information

        In accordance with SFAS 131, the Company views each property as an operating segment, and aggregates all of its properties into one reportable segment, as the Company believes that they are economically similar, offer similar types of products and services, cater to the same types of customers and are similarly regulated.

16.   Summarized Quarterly Data (Unaudited)

        The following table summarizes the quarterly results of operations for the years ended December 31, 2008 and 2007:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2008
Net revenues	$613,494	$620,586	$617,887	$571,086
Income (loss) from operations	118,559	113,591	96,377	(414,968)
Net income (loss)	40,736	37,023	147,491	(378,573)
Basic earnings (loss) per common share	0.47	0.43	1.72	(4.77)
Diluted earnings (loss) per common share	0.46	0.42	1.69	(4.77)
2007
Net revenues	$596,258	$625,244	$629,450	$585,841
Income from operations	124,780	128,420	133,879	110,730
Net income	42,941	38,299	46,590	32,223
Basic earnings per common share	0.51	0.45	0.54	0.37
Diluted earnings per common share	0.49	0.43	0.52	0.36

        As a result of a decline in the Company's share price, an overall reduction in industry valuations, and property operating performance in the current economic environment, the Company recorded a pre-tax impairment charge of $481.3 million ($392.6 million, net of taxes) during the fourth quarter of 2008, as it determined that a portion of the value of its goodwill, indefinite-life intangible assets and long-lived assets was impaired.

17.    Related Party Transactions

Executive Office Lease

        The Company currently leases 42,348 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of its Chairman and CEO. Rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $0.8 million, $0.7 million and $0.6 million, respectively. The leases for the office space expire in March 2012, May 2012 and May 2013, and the lease for the warehouse space expires in July 2010. The future minimum lease commitments relating to these leases at December 31, 2008 equaled $2.9 million. The Company also paid $0.7 million, $3.7 million and $1.3 million in construction costs to these same affiliates for the years ended December 31, 2008, 2007 and 2006, respectively.

18.    Subsidiary Guarantors

        Under the terms of the $2.725 billion senior secured credit facility, most of Penn's subsidiaries are guarantors under the agreement, with the exception of several subsidiaries. Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn's subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company's ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn's ability to obtain funds from its subsidiaries.

        With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of operations and condensed consolidating statements of cash flows at, and for the years ended, December 31, 2007 and 2006, as Penn had no significant independent assets and no independent operations at, and for the years ended, December 31, 2007 and 2006. However during the year ended December 31, 2008, we placed some of the funds received from the Preferred Stock Investment into two unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds and this resulted in significant independent assets. Summarized financial information for the year ended December 31, 2008 for Penn, the subsidiary guarantors of the $2.725 billion senior secured credit facility and the subsidiary non-guarantors is presented below.

        Under the terms of the $200 million 6 7/8% senior subordinated notes, most of Penn's subsidiaries are guarantors under the agreement, with the exception of several subsidiaries. Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn's subsidiaries under the terms of the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several. There are no significant restrictions within the $200 million 6 7/8% senior subordinated notes on the Company's ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn's ability to obtain funds from its subsidiaries.

        With regard to the $200 million 6 7/8% senior subordinated notes, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of operations and condensed consolidating statements of cash flows at, and for the years ended, December 31, 2007 and 2006, as Penn had no significant independent assets and no independent operations at, and for the years ended, December 31, 2007 and 2006. However during the year ended December 31, 2008, we placed some of the funds received from the Preferred Stock Investment into two unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds and this resulted in significant independent assets. Summarized financial information for the year ended December 31, 2008 for Penn, the subsidiary guarantors of the $200 million 6 7/8% senior subordinated notes and the subsidiary non-guarantors is presented below.

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(in thousands)
$2.725 Senior Credit Facility
As of December 31, 2008
Condensed Consolidating Balance Sheet
Total current assets	$40,598	$235,862	$614,787	$15,056	$906,303
Property and equipment, net	17,707	1,781,982	12,442	—	1,812,131
Other assets	4,351,845	2,351,302	262,923	(4,494,828)	2,471,242

Total assets	$4,410,150	$4,369,146	$890,152	$(4,479,772)	$5,189,676

Total current liabilities	$105,147	$332,812	$17,468	$15,059	$470,486
Total long-term liabilities	2,247,736	3,667,014	97,151	(3,349,984)	2,661,917
Total shareholders' equity	2,057,267	369,320	775,533	(1,144,847)	2,057,273

Total liabilities and shareholders' equity	$4,410,150	$4,369,146	$890,152	$(4,479,772)	$5,189,676

Year Ended December 31, 2008
Condensed Consolidating Statement of Operations
Net revenues	$—	$2,387,358	$35,695	$—	$2,423,053
Total operating expenses	94,925	2,352,864	61,705	—	2,509,494

(Loss) income from continuing operations	(94,925)	34,494	(26,010)	—	(86,441)
Other income (expense)	239,920	(198,845)	(2,219)	—	38,856

Income (loss) before income taxes	144,995	(164,351)	(28,229)	—	(47,585)
Taxes on income	38,851	66,563	324	—	105,738

Net income (loss)	$106,144	$(230,914)	$(28,553)	$—	$(153,323)

Year Ended December 31, 2008
Condensed Consolidating Statement of Cash Flows
Net cash (used in) provided by operating activities	$(544,759)	$360,012	$605,210	$—	$420,463
Net cash used in investing activities	(2,085)	(388,361)	(1,052)	—	(391,498)
Net cash provided by (used in) financing activities	552,233	(2,292)	(7,000)	—	542,941

Net increase (decrease) in cash and cash equivalents	5,389	(30,641)	597,158	—	571,906
Cash and cash equivalents at beginning of year	(2,929)	172,745	4,556	—	174,372

Cash and cash equivalents at end of year	$2,460	$142,104	$601,714	$—	$746,278

$200 million 6 7/8% Senior Subordinated Notes
As of December 31, 2008
Condensed Consolidating Balance Sheet
Total current assets	$40,598	$236,431	$614,218	$15,056	$906,303
Property and equipment, net	17,707	1,794,424	—	—	1,812,131
Other assets	4,351,845	2,460,021	154,204	(4,494,828)	2,471,242

Total assets	$4,410,150	$4,490,876	$768,422	$(4,479,772)	$5,189,676

Total current liabilities	$105,147	$338,765	$11,515	$15,059	$470,486
Total long-term liabilities	2,247,736	3,681,006	83,159	(3,349,984)	2,661,917
Total shareholders' equity	2,057,267	471,105	673,748	(1,144,847)	2,057,273

Total liabilities and shareholders' equity	$4,410,150	$4,490,876	$768,422	$(4,479,772)	$5,189,676

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2008
Condensed Consolidating Statement of Operations
Net revenues	$—	$2,406,328	$16,725	$—	$2,423,053
Total operating expenses	94,925	2,376,103	38,466	—	2,509,494

(Loss) income from continuing operations	(94,925)	30,225	(21,741)	—	(86,441)
Other income (expense)	239,920	(201,134)	70	—	38,856

Income (loss) before income taxes	144,995	(170,909)	(21,671)	—	(47,585)
Taxes on income	38,851	66,102	785	—	105,738

Net income (loss)	$106,144	$(237,011)	$(22,456)	$—	$(153,323)

Year Ended December 31, 2008
Condensed Consolidating Statement of Cash Flows
Net cash (used in) provided by operating activities	$(544,759)	$367,455	$597,767	$—	$420,463
Net cash used in investing activities	(2,085)	(389,413)	—	—	(391,498)
Net cash provided by (used in) financing activities	552,233	(9,292)	—	—	542,941

Net increase (decrease) in cash and cash equivalents	5,389	(31,250)	597,767	—	571,906
Cash and cash equivalents at beginning of year	(2,929)	173,684	3,617	—	174,372

Cash and cash equivalents at end of year	$2,460	$142,434	$601,384	$—	$746,278

19.    Investment in Corporate Securities

        During the year ended December 31, 2008, the Company made a $47.3 million investment in the corporate debt securities of other gaming companies. The investment, which the Company is treating as available-for-sale securities, is included in other assets within the consolidated balance sheet at December 31, 2008. During the year ended December 31, 2008, the Company recorded an $8.0 million unrealized loss in other comprehensive income for this investment.

        The following is a schedule of the contractual maturities of the Company's investment in corporate securities at December 31, 2008 (in thousands):

Within one year	$—
1 – 3 years	—
3 – 5 years	3,815
Over 5 years	36,375

Total	$40,190

20.    Fair Value Measurements

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

  •
  Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

        The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at December 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment in corporate debt securities	$40,190	$—	$—	$40,190
Liabilities:
Interest rate swap contracts	—	63,185	—	63,185

        For the year ended December 31, 2008, the valuation technique used to measure the fair value of the investment in corporate debt securities and interest rate swap contracts was the market approach. The investment in corporate debt securities is included in other assets and the interest rate swap contracts are included in accrued interest within the consolidated balance sheet at December 31, 2008.

21.    Discontinued Operations—Sale of The Downs Racing, Inc. and Subsidiaries

        On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, the Company entered into the Amendment and Release with the MTGA pertaining to the Purchase Agreement, and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA's agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA's surrender of all post-closing termination rights it might have had under the Purchase Agreement. As a result of the Amendment and Release, the Company recorded, in accordance with GAAP, a net book gain on the $250 million sale ($280 million initial price, less $30 million payable pursuant to the Amendment and Release) of The Downs Racing, Inc. and its subsidiaries to the MTGA of $114.0 million (net of $84.9 million of income taxes) during the year ended December 31, 2006. In addition, the Company recorded the present value of the $30 million liability within debt, as the amount due to the MTGA is payable over five years. At December 31, 2008, the balance due to the MTGA equaled $14.2 million.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Penn National Gaming, Inc. and subsidiaries

        We have audited Penn National Gaming, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penn National Gaming, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Penn National Gaming, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Philadelphia, Pennsylvannia February 27, 2009

ITEM 9B. OTHER INFORMATION

        None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2009 Annual Meeting of Shareholders (the "2009 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information called for in this item is hereby incorporated by reference to the 2009 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information called for in this item is hereby incorporated by reference to the 2009 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information called for in this item is hereby incorporated by reference to the 2009 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for in this item is hereby incorporated by reference to the 2009 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

Dated: March 2, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009
/s/ WILLIAM J. CLIFFORD William J. Clifford	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2009
/s/ HAROLD CRAMER Harold Cramer	Director	March 2, 2009
/s/ WESLEY R. EDENS Wesley R. Edens	Director	March 2, 2009
/s/ DAVID A. HANDLER David A. Handler	Director	March 2, 2009
/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	March 2, 2009
/s/ ROBERT P. LEVY Robert P. Levy	Director	March 2, 2009
/s/ BARBARA Z. SHATTUCK Barbara Z. Shattuck	Director	March 2, 2009

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of August 7, 2002, by and among Hollywood Casino Corporation, Penn National Gaming, Inc. and P Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, dated August 7, 2002).
2.2	Purchase Agreement by and among PNGI Pocono Corp., PNGI, LLC, and the Mohegan Tribal Gaming Authority, dated October 14, 2004. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, filed October 20, 2004).
2.2(a)	Amendment No. 1 to Purchase Agreement, dated as of January 7, 2005, by and among PNGI Pocono Corp., PNGI, LLC, and The Mohegan Tribal Gaming Authority. (Incorporated by reference to Exhibit 2.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006).
2.2(b)	Second Amendment to Purchase Agreement and Release of Claims, dated as of August 7, 2006, between PNGI Pocono Inc. and The Mohegan Tribal Gaming Authority, and joined in by Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006).
2.3	Agreement and Plan of Merger, dated as of November 3, 2004, among Penn National Gaming, Inc., Argosy Gaming Company and Thoroughbred Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, filed November 5, 2004).
2.4	Agreement to Execute Securities Purchase Agreement, dated June 20, 2005, among Penn National Gaming, Inc., CP Baton Rouge Casino, L.L.C. and Columbia Sussex Corporation. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed June 22, 2005).
2.4(a)	Letter agreement, dated October 3, 2005, among Penn National Gaming, Inc., CP Baton Rouge Casino, L.L.C., Columbia Sussex Corporation and Wimar Tahoe Corporation amending Agreement to Execute Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K, filed October 4, 2005).
2.5	Securities Purchase Agreement, dated October 3, 2005, among Argosy Gaming Company, Wimar Tahoe Corporation and CP Baton Rouge Casino, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed October 4, 2005).
2.6	Asset Purchase Agreement, dated as of November 7, 2006, by and among Zia Partners, LLC, Zia Park, LLC and (solely with respect to Section 2.6 and Articles VI and XII thereof) Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed November 9, 2006).
2.6(a)	First Amendment to Asset Purchase Agreement, dated as of April 13, 2007, by and among Zia Partners, LLC, Zia Park LLC and Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed on April 18, 2007).
2.6(b)	Second Amendment to Asset Purchase Agreement, dated as of April 16, 2007, by and among Zia Partners, LLC, Zia Park LLC and Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K filed on April 18, 2007).
2.7	Agreement and Plan of Merger, dated as of June 15, 2007, by and among Penn National Gaming, Inc., PNG Acquisition Company Inc. and PNG Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on June 15, 2007).

Exhibit	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on November 13, 1996. (Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.3	Statement with respect to shares of Series A Preferred Stock of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on March 16, 1999. (Incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 23, 2001. (Incorporated by reference to Exhibit 3.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on December 28, 2007. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K, filed on January 2, 2008).
3.6	Second Amended and Restated Bylaws of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on November 18, 2008).
3.7	Statement with Respect to Shares of Series B Redeemable Preferred Stock of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 9, 2008. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on July 9, 2008).
4.1	Specimen copy of Common Stock Certificate (Incorporated by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.2	Rights Agreement dated as of March 2, 1999, between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 1 to the Company's current report on Form 8-K, dated March 17, 1999).
4.2(a)	Amendment No. 1 to Rights Agreement, dated June 15, 2007, between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007).
4.2(b)	Amendment No. 2 to Rights Agreement, dated June 15, 2007, between Penn National Gaming, Inc. and Continental Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K filed on July 9, 2008).
4.3	Indenture dated as of December 4, 2003 by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference to Exhibit 4.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
4.4	Form of Penn National Gaming, Inc. 6 7/8% Senior Subordinated Note due 2011. (Included as Exhibit A to Exhibit 4.3).

Exhibit	Description of Exhibit
4.5	Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011. (Included as Exhibit F to Exhibit 4.3).
4.6	Indenture dated as of March 9, 2005 by and among Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed March 15, 2005).
4.6(a)	First Supplemental Indenture dated as of July 5, 2005 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to exhibit 10.37 to the Company's registration statement on Form S-4, filed July 7, 2005 (File #333-125274)).
4.7	Form of Penn National Gaming, Inc. 6 3/4% Senior Subordinated Note due 2015. (Included as Exhibit A to Exhibit 4.6).
4.8*	Specimen copy of Series B Redeemable Preferred Stock Certificate.
4.9	Investor Rights Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed on July 9, 2008).
9.1	Form of Trust Agreement of Peter D. Carlino, Peter M. Carlino, Richard J. Carlino, David E. Carlino, Susan F. Harrington, Anne de Lourdes Irwin, Robert M. Carlino, Stephen P. Carlino and Rosina E. Carlino Gilbert. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.1#	Penn National Gaming, Inc. 1994 Stock Option Plan. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.2#	Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to Appendix A of the Company's Proxy Statement dated April 22, 2003 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended).
10.2(a)#	Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to exhibit 10.2(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.2(b)#	Form of Incentive Stock Option Certificate for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to exhibit 10.2(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.2(c)#	Form of Restricted Stock Award for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to exhibit 10.2(c) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.3#*	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and Peter M. Carlino.
10.4#*	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and William Clifford.
10.5#*	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and Jordan B. Savitch.
10.6#	Separation Agreement and General Release in the form attached as Exhibit A to the Employment Agreement dated July 31, 2006 between Penn National Gaming, Inc. and Leonard DeAngelo. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on August 2, 2006).

Exhibit	Description of Exhibit
10.7#*	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and Robert S. Ippolito.
10.8	Form of Change in Control Payment Acknowledgement and Agreement between Penn National Gaming, Inc. and Certain Executive Officers of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.1 the Company's current report on Form 8-K, filed on January 2, 2008).
10.8(a)	Schedule of executive officers entering into Change in Control Payment Acknowledgement and Agreement. (Incorporated by reference to Exhibit 10.8(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007).
10.9	Consulting Agreement dated August 29, 1994, between Penn National Gaming, Inc. and Peter D. Carlino. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994).
10.10	Amended and Restated Lease dated April 5, 2005 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 8, 2005).
10.11	Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.11(a)	Commencement Agreement, dated May 21, 2002, in connection with Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.11(b)	First Lease Amendment, dated December 4, 2002, to Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.12	Lease dated April 5, 2005 between Wyomissing Professional Center, Inc. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on April 8, 2005).
10.13	Letter Agreement for the Construction of Certain Improvements, dated April 5, 2005, in connection with the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K, filed on April 8, 2005).
10.14	Lease dated August 22, 2003 between The Corporate Campus at Spring Ridge 1250, L.P. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.15	Agreement dated April 7, 2006 by and between PNGI Charles Town Gaming Limited Liability Company and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL—CIO. (Incorporated by reference to exhibit 10.1 to the Company's current report on Form 8-K, filed on April 24, 2006).
10.16*	Agreement dated February 20, 2009 between PNGI Charles Town Gaming Limited Liability Company and Charles Town HBPA, Inc.

Exhibit	Description of Exhibit
10.17	Credit Agreement, dated October 3, 2005 by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed October 4, 2005).
10.17(a)	Amendment, dated September 18, 2006, to the Credit Agreement by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on September 21, 2006).
10.18	Ground Lease dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant. (Incorporated by reference to Exhibit 10.4 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.19	Letter Agreement dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant (relating to Ground Lease). (Incorporated by reference to Exhibit 10.5 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.20	Assignment of Lease and Assumption Agreement dated as of May 31, 1994 between SRCT and STP (relating to Ground Lease). (Incorporated by reference to Exhibit 10.7 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.21#	Penn National Gaming, Inc. Nonqualified Stock Option granted to Peter M. Carlino, dated February 6, 2003. (Incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
10.22	Ground Lease, dated March 23, 2007, between Skrmetta MS, LLC as Landlord and BTN, Inc., a wholly-owned subsidiary of Penn National Gaming, Inc., as Tenant. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2007).
10.23	Penn-Argosy Merger Approval Agreement between the Illinois Gaming Board and Penn National Gaming, Inc., effective September 29, 2005. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2005).
10.23(a)	First Amendment to the September 29, 2005 Penn-Argosy Merger Approval Agreement, dated April 25, 2006, between Penn National Gaming, Inc. and the Illinois Gaming Board. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2006).

Exhibit	Description of Exhibit
10.24	Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company, L.P. dated as of April 13, 1994, as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P., dated as of December 28, 1995 (Incorporated by reference to Argosy Gaming Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 (File #00-21122)).
10.24(a)	Second Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated August 20, 1996. (Incorporated by reference to Exhibit 10.23(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.24(b)	Third Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004. (Incorporated by reference to Exhibit 10.2 of Argosy Gaming Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11853)).
10.25	Claim Settlement Agreement among Penn National Gaming, Inc. and the insurance providers severally underwriting share of the Company's all-risk property insurance program, completed January 22, 2007. (Incorporated by reference to exhibit 10.24 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006).
10.26#	Compensatory Arrangements with Certain Executive Officers. (Incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007)
10.27#	Penn National Gaming, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006).
10.28#	Description of Penn National Gaming, Inc. Annual Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 12, 2007).
10.29#	Employment Agreement by and between Penn National Gaming, Inc. and Tim Wilmott dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on January 7, 2009).
10.30	Stock Purchase Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 9, 2008).
10.31	Termination and Settlement Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., PNG Acquisition Company Inc., PNG Merger Sub Inc., PNG Holdings LLC, FIG PNG Holdings LLC, Fortress Investment Fund V (Fund A) L.P., Fortress Investment Fund V (Fund D) L.P., Fortress Investment Fund V (Fund E) L.P., Fortress Investment Fund V (Fund B) L.P., Fortress Investment Fund V (Fund C) L.P., Fortress Investment Fund V (Fund F) L.P., CB PNG Holdings LLC, Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P., Centerbridge Capital Partners SBS, L.P., DB Investment Partners, Inc., Wachovia Investment Holdings, LLC, Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Wachovia Capital Markets, LLC, Wachovia Bank, National Association and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on July 9, 2008).
10.32*	Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan.
10.33*	Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan.

Exhibit	Description of Exhibit
10.34*	Form of Restricted Stock Award for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan.
10.35#*	Employment Agreement by and between Penn National Gaming, Inc. and John Finamore dated December 31, 2008.
14.1	Penn National Gaming, Inc. Code of Business Conduct. (Incorporated by reference to Exhibit 14.1 to the Company's current report on Form 8-K, filed on April 24, 2006).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Regulation.

#
Compensation plans and arrangements for executives and others.

*
Filed herewith.