Form 10-Q
period 2009-03-31
PENN NATIONAL GAMING INC
filed 2009-05-11
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Title	Outstanding as of April 29, 2009
Common Stock, par value $.01 per share	78,476,532 (includes 473,500 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the passage of state, federal or local legislation that would expand, restrict, further tax, prevent or negatively impact operations (such as a smoking ban at any of our facilities) in the jurisdictions in which we do business; the activities of our competitors and the emergence of new competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; delays or changes to, or cancellations of, planned capital projects at our gaming and pari-mutuel facilities or an inability to achieve the expected returns from such projects; construction factors, including delays and increased cost of labor and materials; the ability to recover proceeds on significant insurance claims (such as claims related to the fire at Empress Casino Hotel); the existence of attractive acquisition candidates and development opportunities, the costs and risks involved in the pursuit of those acquisitions and development opportunities and our ability to integrate those acquisitions; the availability and cost of financing; the impact of market conditions or applicable legal restrictions on the Company’s intention to repurchase shares of its common stock; the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; the outcome of legal proceedings instituted against the Company in connection with the termination of the previously announced acquisition of the Company by certain affiliates of Fortress Investment Group LLC and Centerbridge Partners, L.P.; the effects of local and national economic, credit, capital market, housing, energy conditions on the economy in general and on the gaming and lodging industries in particular; changes in accounting standards; third-party relations and approvals; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the SEC.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$738,236	$746,278
Receivables, net of allowance for doubtful accounts of $4,127 and $3,797 at March 31, 2009 and December 31, 2008, respectively	39,746	43,574
Insurance receivable	31,175	—
Prepaid expenses and other current assets	81,510	95,386
Deferred income taxes	20,635	21,065
Total current assets	911,302	906,303
Property and equipment, net	1,792,201	1,812,131
Other assets
Investment in and advances to unconsolidated affiliate	14,136	14,419
Goodwill	1,598,571	1,598,571
Other intangible assets	692,104	693,764
Deferred financing costs, net of accumulated amortization of $41,723 and $38,914 at March 31, 2009 and December 31, 2008, respectively	32,101	34,910
Other assets	126,000	129,578
Total other assets	2,462,912	2,471,242
Total assets	$5,166,415	$5,189,676

Liabilities
Current liabilities
Current maturities of long-term debt	$99,441	$105,281
Accounts payable	27,899	35,540
Accrued expenses	79,629	106,769
Accrued interest	74,652	80,190
Accrued salaries and wages	53,926	55,380
Gaming, pari-mutuel, property, and other taxes	44,479	44,503
Income taxes payable	14,718	—
Insurance financing	2,023	8,093
Other current liabilities	33,378	34,730
Total current liabilities	430,145	470,486

Long-term liabilities
Long-term debt, net of current maturities	2,284,775	2,324,899
Deferred income taxes	266,738	265,610
Noncurrent tax liabilities	69,593	68,632
Other noncurrent liabilities	3,517	2,776
Total long-term liabilities	2,624,623	2,661,917

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,500 issued and outstanding at March 31, 2009 and December 31, 2008)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,324,880 and 78,148,488 shares issued at March 31, 2009 and December 31, 2008, respectively)	782	782
Additional paid-in capital	1,452,821	1,442,829
Retained earnings	703,016	662,355
Accumulated other comprehensive loss	(44,972)	(48,693)
Total shareholders’ equity	2,111,647	2,057,273
Total liabilities and shareholders’ equity	$5,166,415	$5,189,676

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues
Gaming	$559,903	$560,636
Management service fee	3,033	3,985
Food, beverage and other	84,622	81,525
Gross revenues	647,558	646,146
Less promotional allowances	(35,332)	(32,652)
Net revenues	612,226	613,494

Operating expenses
Gaming	297,562	299,433
Food, beverage and other	64,529	62,321
General and administrative	99,470	93,389
Empress Casino Hotel fire	5,400	—
Depreciation and amortization	44,430	39,792
Total operating expenses	511,391	494,935
Income from operations	100,835	118,559

Other income (expenses)
Interest expense	(31,238)	(47,215)
Interest income	3,091	683
Loss from joint venture	(303)	(759)
Other	2,092	1,458
Total other expenses	(26,358)	(45,833)

Income from operations before income taxes	74,477	72,726
Taxes on income	33,816	31,990
Net income	$40,661	$40,736

Basic earnings per common share	$0.42	$0.47
Diluted earnings per common share	$0.38	$0.46

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

								Accumulated
						Additional		Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	(Loss) Income	Equity	(Loss) Income
Balance, December 31, 2007	—	$—	88,579,070	$887	$(2,379)	$322,760	$815,678	$(15,984)	$1,120,962
Stock option activity, including tax benefit of $396	—	—	58,250	—	—	4,796	—	—	4,796	$—
Restricted stock	—	—	—	—	—	490	—	—	490	—
Change in fair value of interest rate swap contracts, net of income taxes of $9,997	—	—	—	—	—	—	—	(17,603)	(17,603)	(17,603)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(242)	(242)	(242)
Net income	—	—	—	—	—	—	40,736	—	40,736	40,736
Balance, March 31, 2008	—	$—	88,637,320	$887	$(2,379)	$328,046	$856,414	$(33,829)	$1,149,139	$22,891

Balance, December 31, 2008	12,500	$—	78,148,488	$782	$—	$1,442,829	$662,355	$(48,693)	$2,057,273
Stock option activity, including tax benefit of $327	—	—	82,892	—	—	9,496	—	—	9,496	$—
Restricted stock	—	—	93,500	—	—	496	—	—	496	—
Change in fair value of interest rate swap contracts, net of income taxes of $1,339	—	—	—	—	—	—	—	2,380	2,380	2,380
Change in fair value of corporate debt securities	—	—	—	—	—	—	—	1,564	1,564	1,564
Foreign currency translation adjustment	—	—	—	—	—	—	—	(223)	(223)	(223)
Net income	—	—	—	—	—	—	40,661	—	40,661	40,661
Balance, March 31, 2009	12,500	$—	78,324,880	$782	$—	$1,452,821	$703,016	$(44,972)	$2,111,647	$44,382

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Three Months Ended March 31,	2009	2008
Operating activities
Net income	$40,661	$40,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,430	39,792
Amortization of items charged to interest expense	2,975	3,159
Amortization of items charged to interest income	(874)	—
Loss on sale of fixed assets	12	112
Loss from joint venture	303	759
Empress Casino Hotel fire	4,318	—
Gain on accelerated payment of other long-term obligations	(1,305)	—
Deferred income taxes	982	3,461
Charge for stock compensation	8,485	4,145
Decrease (increase), net of businesses acquired
Accounts receivable	3,828	(3,645)
Prepaid expenses and other current assets	13,714	3,692
Other assets	4,275	(6,828)
(Decrease) increase, net of businesses acquired
Accounts payable	(3,409)	(3,021)
Accrued expenses	(26,711)	(30,912)
Accrued interest	(1,818)	(1,720)
Accrued salaries and wages	(1,454)	(3,028)
Gaming, pari-mutuel, property and other taxes	(24)	11,078
Income taxes payable	14,718	23,230
Other current and noncurrent liabilities	(611)	(1,349)
Other noncurrent tax liabilities	1,618	6,971
Net cash provided by operating activities	104,113	86,632
Investing activities
Expenditures for property and equipment	(63,575)	(120,390)
Proceeds from sale of property and equipment	1,212	179
Acquisition of businesses and licenses, net of cash acquired	—	(266)
Net cash used in investing activities	(62,363)	(120,477)
Financing activities
Proceeds from exercise of options	776	745
Proceeds from issuance of long-term debt	25,919	88,000
Principal payments on long-term debt	(70,744)	(53,708)
Payments on insurance financing	(6,070)	(8,061)
Tax benefit from stock options exercised	327	396
Net cash (used in) provided by financing activities	(49,792)	27,372
Net decrease in cash and cash equivalents	(8,042)	(6,473)
Cash and cash equivalents at beginning of year	746,278	174,372
Cash and cash equivalents at end of period	$738,236	$167,899

Supplemental disclosure
Interest expense paid	$32,943	$50,248
Income taxes paid	$445	$3,586

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2008 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

On July 3, 2008, the Company entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, the Company agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee (the “Cash Termination Fee”) and a $1.25 billion, zero coupon, preferred equity investment (the “Investment”). On October 30, 2008, the Company closed the sale of the Investment and issued 12,500 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”).

The Company used a portion of the net proceeds from the Investment and the after-tax proceeds of the Cash Termination Fee for the repayment of some of its existing debt, repurchases of its Common Stock, lobbying expenses for efforts in Ohio and the investment in corporate debt securities, with the remainder being invested primarily in short-term securities. The repurchase of up to $200 million of the Company’s Common Stock over the twenty-four month period ending July 2010 was authorized by the Company’s Board of Directors in July 2008. During the year ended December 31, 2008, the Company repurchased 8,934,984 shares of its Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05. During the three months ended March 31, 2009, the Company did not repurchase any shares of its Common Stock.

On December 26, 2007, the Company entered into a Change in Control Payment Acknowledgement and Agreement (the “Acknowledgement and Agreement”) with certain members of its management team. Pursuant to the Acknowledgement and Agreement, a portion of the payment due on a change in control to such executives was accelerated and paid on or before December 31, 2007. The Acknowledgement and Agreements were entered into as part of actions taken to reduce the amount of “gross-up” payments pertaining to federal excise taxes that may have otherwise been owed to such executives under the terms of their existing employment agreements in connection with the change in control payments due upon the consummation of the Merger. The accelerated change in control payments were subject to a clawback right in the event the Merger was terminated pursuant to the terms of the Merger Agreement or the closing of the Merger otherwise failed to occur or if the executive’s employment with the Company was terminated prior to the effective date of the Merger under circumstances where the executive was not entitled to receive the remainder of his change in control payment under the terms of his employment agreement. In July 2008, the Company exercised its clawback right for the accelerated change in control payments in accordance with the Acknowledgement and Agreement, and advised the affected executives of the amounts to be repaid and the due date. Each executive has repaid to the Company all after-tax cash received by such executive and filed all returns and other instruments necessary to effect the refund of all applicable taxes. Further, each executive has assigned his right to such tax refunds to the Company.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Rooms	$5,324	$4,153
Food and beverage	27,285	25,097
Other	2,723	3,402
Total promotional allowances	$35,332	$32,652

The estimated cost of providing such complimentary services for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Rooms	$2,207	$1,727
Food and beverage	18,573	17,898
Other	1,504	1,414
Total cost of complimentary services	$22,284	$21,039

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

Beginning in the fourth quarter of 2008, in conjunction with the issuance of 12,500 shares of the Company’s Preferred Stock, the Company began to calculate EPS in accordance with SFAS 128, as clarified by EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”). This was necessary as the Company determined that the Company’s Preferred Stock qualified as a participating security as defined in EITF 03-6. Under EITF 03-6, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with SFAS 128, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period.

The following table sets forth the allocation of net income for the three months ended March 31, 2009 and 2008 under the two-class method:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Net income	$40,661	$40,736
Net income applicable to preferred stock	7,864	—
Net income applicable to common stock	$32,797	$40,736

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	77,813	86,523
Assumed conversion of dilutive stock options	943	2,286
Assumed conversion of preferred stock	27,778	—
Diluted weighted-average common shares outstanding	106,534	88,809

Reflecting the issuance of the Company’s Preferred Stock, the Company is required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the price of the Company’s Common Stock is less than $45, the diluted weighted-average common shares outstanding is increased by 27,777,778 shares (regardless of how much the stock price is below $45); 2) when the price of the Company’s Common Stock is between $45 and $67, the diluted weighted-average common shares outstanding is increased by an amount which can be calculated by dividing $1.25 billion by the current price per share of the Company’s Common Stock, which will result in an increase in the diluted weighted-average common shares outstanding of between 18,656,716 shares and 27,777,778 shares; and 3) when the price of the Company’s Common Stock is above $67, the diluted weighted-average common shares outstanding is increased by 18,656,716 shares (regardless of how much the stock price exceeds $67).  At March 31, 2009, the price of the Company’s Common Stock was below $45.

Options to purchase 8,759,082 shares and 1,409,000 shares were outstanding during the three months ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because they are antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock.

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Calculation of basic EPS:
Net income applicable to common stock	$32,797	$40,736
Weighted-average common shares outstanding	77,813	86,523
Basic EPS	$0.42	$0.47

Calculation of diluted EPS:
Net income	$40,661	$40,736
Diluted weighted-average common shares outstanding	106,534	88,809
Diluted EPS	$0.38	$0.46

The repurchase of up to $200 million of the Company’s Common Stock over the twenty-four month period ending July 2010 was authorized by the Company’s Board of Directors in July 2008. During the year ended December 31, 2008, the Company repurchased 8,934,984 shares of its Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05. During the three months ended March 31, 2009, the Company did not repurchase any shares of its Common Stock.

Stock-Based Compensation

The Company accounts for stock compensation under SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility at March 31, 2009 was estimated based on the historical volatility of the Company’s stock price over a period of 5.36 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994, and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at March 31, 2009 and 2008:

Three Months Ended March 31,	2009	2008

Risk-free interest rate	1.61%	2.73%
Expected volatility	45.56%	35.77%
Dividend yield	—	—
Weighted-average expected life (years)	5.36	4.72
Forfeiture rate	4.00%	4.00%

Accounting for Derivatives and Hedging Activities

The Company uses fixed and variable-rate debt to finance its operations. Both funding sources have associated risks and opportunities, such as interest rate exposure, and the Company’s risk management policy permits the use of derivatives to manage this exposure. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Thus, uses of derivatives are strictly limited to hedging and risk management purposes in connection with managing interest rate exposure. Acceptable derivatives for this purpose include interest rate swap contracts, futures, options, caps, and similar instruments.

When using derivatives, the Company’s intent is to apply “special hedge accounting,” which is conditional upon satisfying specific documentation and performance criteria.  In particular, the underlying hedged item must expose the Company to risks associated with market fluctuations and the instrument used as the hedging derivative must generate offsetting effects in prescribed magnitudes. If these criteria are not met, a change in the market value of the financial instrument and all associated settlements would be recognized as gains or losses in the period of change.

Currently, the Company has a number of interest rate swap contracts in place. These contracts serve to mitigate income volatility for a portion of its variable-rate funding. Swap contract coverage extends out through 2011. In effect, these swap contracts synthetically convert the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company receives cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts’ fixed rates. These two respective obligations are net-settled, periodically. The Company accounts for these swap contracts as cash flow hedges, which requires determining a division of hedge results deemed effective and deemed ineffective. However, all of the Company’s hedges were designed in such a way so as to perfectly offset specifically-defined interest payments, such that no ineffectiveness has occurred—nor would any ineffectiveness occur, as long as the forecasted cash flows of the designated hedged items and the associated swap contracts remain unchanged.

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at March 31, 2009.

Under cash flow hedge accounting, effective derivative results are initially recorded in other comprehensive income and later reclassified to earnings, coinciding with the income recognition relating to the variable interest payments being hedged (i.e., when the interest expense on the variable-rate liability is recorded in earnings). Any hedge ineffectiveness (which represents the amount by which hedge results exceed the variability in the cash flows of the forecasted transaction due to the risk being hedged) is recorded in current period earnings.

Under cash flow hedge accounting, derivatives are included in the consolidated balance sheets as assets or liabilities at fair value. The interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at March 31, 2009 and December 31, 2008.

Credit risk relating to derivative counterparties is mitigated by using multiple, highly rated counterparties, and the credit quality of each is monitored on an ongoing basis.

4.  New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company is currently determining the impact of FSP FAS 107-1 and APB 28-1 on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently determining the impact of FSP FAS 115-2 and FAS 124-2 on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company is currently determining the impact of FSP FAS 157-4 on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141(R)”), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for all assets acquired or liabilities assumed arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that the adoption of FSP FAS 141(R)-1 will have an impact on its consolidated financial statements, once the Company acquires companies in the future.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141(R), and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. The Company adopted FSP FAS 142-3 as of January 1, 2009, as required. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 as of January 1, 2009, as required. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1, which was effective upon the initial adoption of SFAS 157, amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which was effective upon issuance. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2008. The January 1, 2008 adoption did not have a material impact on the Company’s consolidated financial statements. The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The January 1, 2009 adoption did not have a material impact on the Company’s consolidated financial statements.

5.  Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)

Land and improvements	$216,571	$216,834
Building and improvements	1,263,718	1,298,513
Furniture, fixtures, and equipment	700,531	692,851
Leasehold improvements	17,155	17,128
Construction in progress	218,758	183,056
Total property and equipment	2,416,733	2,408,382
Less accumulated depreciation and amortization	(624,532)	(596,251)
Property and equipment, net	$1,792,201	$1,812,131

Depreciation and amortization expense, for property and equipment, totaled $42.7 million and $37.8 million for the three months ended March 31, 2009 and 2008, respectively. Interest capitalized in connection with major construction projects was $2.9 million and $5.1 million for the three months ended March 31, 2009 and 2008, respectively.

6.  Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets had a gross carrying value of $2.3 billion at March 31, 2009 and December 31, 2008, and accumulated amortization of $36.3 million and $34.7 million at March 31, 2009 and December 31, 2008, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Goodwill	$1,598,571	$—	$1,598,571	$1,598,571	$—	$1,598,571
Indefinite-life intangible assets	679,054	—	679,054	679,054	—	679,054
Other intangible assets	49,396	36,346	13,050	49,396	34,686	14,710
Total	$2,327,021	$36,346	$2,290,675	$2,327,021	$34,686	$2,292,335

The Company’s intangible asset amortization expense was $1.7 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at March 31, 2009 (in thousands):

2009 (9 months)	$4,982
2010	5,773
2011	2,096
2012	199
2013	—
Thereafter	—
Total	$13,050

7.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)

Senior secured credit facility	$1,928,368	$1,959,784
$200 million 6 7/8% senior subordinated notes	200,000	200,000
$250 million 6 3/4% senior subordinated notes	250,000	250,000
Other long-term obligations	—	14,201
Capital leases	5,848	6,195
	2,384,216	2,430,180
Less current maturities of long-term debt	(99,441)	(105,281)
	$2,284,775	$2,324,899

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2009 (in thousands):

Within one year	$99,441
1-3 years	1,257,296
3-5 years	775,663
Over 5 years	251,816
Total minimum payments	$2,384,216

At March 31, 2009, the Company was contingently obligated under letters of credit issued pursuant to the $2.725 billion senior secured credit facility with face amounts aggregating $26.9 million.

Senior Secured Credit Facility

The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $116.7 million was drawn at March 31, 2009), a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility.

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

At March 31, 2009, the Company had ten interest rate swap contracts in place, as follows:

Two interest rate swap contracts with notional amounts of $237 million and $274 million, fixed interest rates of 4.698% and 4.753%, and maturity dates of October 27, 2009 and October 27, 2010. The annual weighted-average interest rate of these two contracts is 4.73%. Under these two contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. At March 31, 2009, the applicable 90-day LIBOR rate was 1.16938% for these two contracts.

Three interest rate swap contracts with notional amounts of $100 million each, fixed interest rates ranging from 5.263% to 5.266%, all with a maturity date of May 8, 2011. The annual weighted-average interest rate of these three contracts is 5.26%. Under these three contracts, the Company pays a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. At March 31, 2009, the applicable 90-day LIBOR rate was 1.24125% for these three contracts. The counterparty for one of the $100 million contracts filed for Chapter 11 bankruptcy protection during the year ended December 31, 2008. The fair value of this $100 million contract was in a liability position at March 31, 2009.

Two interest rate swap contracts with notional amounts of $200 million each, fixed interest rates of 2.727% and 3.09%, and maturity dates of October 27, 2010 and October 27, 2011. The annual weighted-average interest rate of these two contracts is 2.91%. Under these two contracts, the Company pays a fixed interest rate against a variable interest rate based on the one-month LIBOR rate. At March 31, 2009, the applicable one-month LIBOR rate was 0.52% for these two contracts.

Three interest rate swap contracts with notional amounts of $165 million, $100 million, and $75 million, fixed interest rates of 1.79%, 1.79% and 1.98%, respectively, all with a maturity date of December 30, 2011. The annual weighted-average interest rate of these three contracts is 1.83%. Under these three contracts, the Company pays a fixed interest rate against a variable interest rate based on the one-month LIBOR rate. At March 31, 2009, the applicable one-month LIBOR rate was 0.47875% for these three contracts.

The gain (loss) recognized in other comprehensive income for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
Type of Derivative	2009	2008
	(in thousands)
Interest rate swap contracts	$2,380	$(17,603)
	$2,380	$(17,603)

The amount of the loss reclassified from other comprehensive income into earnings and its location in the consolidated statements of income for the three months ended March 31, 2009 and 2008 was as follows:

		Three Months Ended March 31,
Type of Derivative	Income Statement Location	2009	2008
		(in thousands)
Interest rate swap contracts	Interest expense	$9,516	$4,135
		$9,516	$4,135

In the coming twelve months, the Company anticipates that approximately a $39.8 million loss will be reclassified from other comprehensive income to earnings, as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable funding being hedged.

The following table sets forth the fair value of the interest rate swap contract liabilities included in accrued interest within the consolidated balance sheets at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	(in thousands)
	Balance Sheet	Fair	Balance Sheet	Fair
Type of Derivative	Location	Value	Location	Value

Interest rate swap contracts	Accrued interest	$59,466	Accrued interest	$63,185
Total derivatives designated as hedging instruments		$59,466		$63,185

Other Long-Term Obligations

On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (“MTGA”). Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, the Company entered into the Second Amendment to the Purchase Agreement and Release of Claims with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the “Purchase Agreement”), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. The Company recorded the present value of the $30 million liability within debt, as the amount due to the MTGA was payable over five years. In March 2009, the Company entered into the Third Amendment to the Purchase Agreement, in which the remaining payments due under the Purchase Agreement were accelerated and reduced.  Under the Third Amendment to the Purchase Agreement, in exchange for the accelerated payment, which was paid to the MTGA in March 2009, all remaining obligations under the Purchase Agreement were deemed to be satisfied. In addition, during the three months ended March 31, 2009, the Company recorded a $1.3 million gain which is included in other income within the consolidated statements of income.

Covenants

At March 31, 2009, the Company was in compliance with all required financial covenants.

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

In conjunction with the Company’s acquisition of Argosy Gaming Company (“Argosy”) in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated in 1997 related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost profits that the plaintiff contended it could have earned if the gaming license had been issued to the plaintiff. On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys’ fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys’ fees, costs and interest. The Company has established an appropriate reserve and has bonded the judgment pending its appeal. Both the plaintiff and the Company have appealed the judgment to the First Circuit Court of Appeals in Louisiana and oral arguments took place on August 28, 2008. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights.

The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the four casino plaintiffs filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs’ request were filed in February 2009. Opposition and reply briefs were filed in April 2009 and the Company expects a decision shortly. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit.

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

In August 2007, a complaint was filed on behalf of a putative class of public shareholders of the Company, and derivatively on behalf of the Company, in the Court of Common Pleas of Berks County, Pennsylvania (the “Complaint”). The Complaint names the Company’s Board of Directors as defendants and the Company as a nominal defendant. The Complaint alleges, among other things, that the Board of Directors breached their fiduciary duties by agreeing to the proposed transaction with Fortress and Centerbridge for inadequate consideration, that certain members of the Board of Directors have conflicts with regard to the Merger, and that the Company and its Board of Directors have failed to disclose certain material information with regard to the Merger. The Complaint seeks, among other things, a court order determining that the action is properly maintained as a class action and a derivative action enjoining the Company and its Board of Directors from consummating the proposed Merger, and awarding the payment of attorneys’ fees and expenses. The Company and the plaintiff had reached a tentative settlement in which the Company agreed to pay certain attorneys’ fees and to make certain disclosures regarding the events leading up to the transaction with Fortress and Centerbridge in the proxy statement sent to shareholders in November 2007. Final settlement was contingent upon court approval and consummation of the transaction with Fortress and Centerbridge. Because the transaction with Fortress and Centerbridge was terminated, the Company expects to move for a dismissal of the complaint.

On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company’s Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that the Company’s disclosure practices relative to the proposed transaction with Fortress and Centerbridge and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint has been amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and oral arguments for the motion were heard by the court on February 23, 2009. Following oral arguments, the court granted the Company’s motion and dismissed the complaint with prejudice. The plaintiffs have filed a motion for reconsideration and to amend their complaint.

On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the “County”) filed suit against Kansas Penn Gaming, LLC (“KPG,” a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied, and the defendants plan to appeal those decisions.

On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC (“HV”) in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the “Contract”) that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG’s alleged breach based on a Guaranty Agreement signed by the Company. Both cases were consolidated. The Company filed a motion to dismiss HV’s claims, which was denied on May 6, 2009. The parties are currently engaged in discovery.

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $8.0 million and $6.8 million for the three months ended March 31, 2009 and 2008, respectively.

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

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at March 31, 2009 are as follows (in thousands):

Within one year	$6,579
1-3 years	10,105
3-5 years	6,862
Over 5 years	37,405
Total	$60,951

9.   Shareholders’ Equity

Shareholder Rights Plan

On May 20, 1998, the Board of Directors of the Company authorized and declared a dividend distribution of one preferred stock purchase right (the “Right” or “Rights”) for each outstanding share of the Company’s Common Stock, par value $.01 per share, payable to shareholders of record at the close of business on March 19, 1999. In addition, a Right was issued for each share of the Company’s Common Stock issued after March 19, 1999 and prior to the Rights’ expiration. Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share (a “Preferred Stock Fraction”) of the Company’s Series A Preferred Stock (or another series of preferred stock with substantially similar terms), or a combination of securities and assets of equivalent value, at a purchase price of $10.00 per Preferred Stock Fraction, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) dated March 2, 1999, and amended on June 15, 2007, between the Company and Continental Stock Transfer and Trust Company as Rights Agent. The Rights Agreement and the associated Rights expired on March 18, 2009.

Issuance of Preferred Stock

On October 30, 2008, in connection with the termination of the Merger Agreement, the Company closed the sale of the Investment and issued 12,500 shares of Preferred Stock.

10.  Subsidiary Guarantors

Under the terms of the $2.725 billion senior secured credit facility, most of Penn’s subsidiaries are guarantors under the agreement. Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by such subsidiaries under the terms of the $2.725 billion senior secured credit facility are full and unconditional, joint and several. There are no significant restrictions within the $2.725 billion senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three months ended, March 31, 2008, as Penn had no significant independent assets and no independent operations at, and for the three months ended, March 31, 2008. However, during the year ended December 31, 2008, the Company placed some of the funds received from the issuance of its Preferred Stock into two unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds and this resulted in significant independent assets. Summarized financial information for the three months ended March 31, 2009 for Penn, the subsidiary guarantors of the $2.725 billion senior secured credit facility and the subsidiary non-guarantors is presented below.

Under the terms of the $200 million 6 7/8% senior subordinated notes, most of Penn’s subsidiaries are guarantors under the agreement. Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by such subsidiaries under the terms of the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several. There are no significant restrictions within the $200 million 6 7/8% senior subordinated notes on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the $200 million 6 7/8% senior subordinated notes, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three months ended, March 31, 2008, as Penn had no significant independent assets and no independent operations at, and for the three months ended, March 31, 2008. However, during the year ended December 31, 2008, the Company placed some of the funds received from the issuance of its Preferred Stock into two unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds and this resulted in significant independent assets. Summarized financial information for the three months ended March 31, 2009 for Penn, the subsidiary guarantors of the $200 million 6 7/8% senior subordinated notes and the subsidiary non-guarantors is presented below.

			Subsidiary
	Penn	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
$2.725 Senior Secured Credit Facility
At March 31, 2009
Condensed Consolidating Balance Sheet
Total current assets	$83,018	$218,273	$611,224	$(1,213)	$911,302
Property and equipment, net	18,155	1,762,696	11,350	—	1,792,201
Total other assets	4,437,593	5,264,806	240,399	(7,479,886)	2,462,912
Total assets	$4,538,766	$7,245,775	$862,973	$(7,481,099)	$5,166,415
Total current liabilities	$209,274	$212,968	$9,116	$(1,213)	$430,145
Total long-term liabilities	2,217,849	3,380,738	94,830	(3,068,794)	2,624,623
Total shareholders’ equity	2,111,643	3,652,069	759,027	(4,411,092)	2,111,647
Total liabilities and shareholders’ equity	$4,538,766	$7,245,775	$862,973	$(7,481,099)	$5,166,415
Three Months Ended March 31, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$605,023	$7,203	$—	$612,226
Total operating expenses	22,907	480,942	7,542	—	511,391
(Loss) income from operations	(22,907)	124,081	(339)	—	100,835
Other income (expense)	19,651	(49,445)	3,436	—	(26,358)
(Loss) income before income taxes	(3,256)	74,636	3,097	—	74,477
Taxes on income	(7,467)	39,458	1,825	—	33,816
Net income	$4,211	$35,178	$1,272	$—	$40,661
Three Months Ended March 31, 2009
Condensed Consolidating Statement of Cash Flows
Net cash provided by operating activities	$56,013	$38,748	$9,352	$—	$104,113
Net cash used in investing activities	(1,381)	(60,949)	(33)	—	(62,363)
Net cash used in financing activities	(36,382)	(348)	(13,062)	—	(49,792)
Net increase (decrease) in cash and cash equivalents	18,250	(22,549)	(3,743)	—	(8,042)
Cash and cash equivalents at beginning of year	2,460	142,104	601,714	—	746,278
Cash and cash equivalents at end of period	$20,710	$119,555	$597,971	$—	$738,236

$200 million 6 7/8% Senior Subordinated Notes
At March 31, 2009
Condensed Consolidating Balance Sheet
Total current assets	$83,018	$219,167	$610,330	$(1,213)	$911,302
Property and equipment, net	18,155	1,774,046	—	—	1,792,201
Total other assets	4,437,593	5,368,668	136,537	(7,479,886)	2,462,912
Total assets	$4,538,766	$7,361,881	$746,867	$(7,481,099)	$5,166,415
Total current liabilities	$209,274	$214,649	$7,435	$(1,213)	$430,145
Total long-term liabilities	2,217,849	3,392,711	82,857	(3,068,794)	2,624,623
Total shareholders’ equity	2,111,643	3,754,521	656,575	(4,411,092)	2,111,647
Total liabilities and shareholders’ equity	$4,538,766	$7,361,881	$746,867	$(7,481,099)	$5,166,415
Three Months Ended March 31, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$609,193	$3,033	$—	$612,226
Total operating expenses	22,907	484,648	3,836	—	511,391
(Loss) income from operations	(22,907)	124,545	(803)	—	100,835
Other income (expense)	19,651	(48,517)	2,508	—	(26,358)
(Loss) income before income taxes	(3,256)	76,028	1,705	—	74,477
Taxes on income	(7,467)	40,181	1,102	—	33,816
Net income	$4,211	$35,847	$603	$—	$40,661
Three Months Ended March 31, 2009
Condensed Consolidating Statement of Cash Flows
Net cash provided by (used in) operating activities	$56,013	$52,149	$(4,049)	$—	$104,113
Net cash used in investing activities	(1,381)	(60,982)	—	—	(62,363)
Net cash used in financing activities	(36,382)	(13,410)	—	—	(49,792)
Net increase (decrease) in cash and cash equivalents	18,250	(22,243)	(4,049)	—	(8,042)
Cash and cash equivalents at beginning of year	2,460	142,434	601,384	—	746,278
Cash and cash equivalents at end of period	$20,710	$120,191	$597,335	$—	$738,236

11.  Investment in Corporate Securities

In 2008, the Company made a $47.3 million investment in the corporate debt securities of other gaming companies. The investment, which the Company is treating as available-for-sale securities, is included in other assets within the consolidated balance sheets at March 31, 2009 and December 31, 2008. During the three months ended March 31, 2009 and for the year ended December 31, 2008, the Company recorded a $1.6 million unrealized gain and a $8.0 million unrealized loss, respectively, in other comprehensive income for this investment.  The change in the fair value also reflects the original issue discount amortization, which was $0.8 million and $0.9 million for the three months ended March 31, 2009 and for the year ended December 31, 2008, respectively.

The following is a schedule of the contractual maturities of the Company’s investment in corporate securities at March 31, 2009 (in thousands):

Within one year	$—
1-3 years	—
3-5 years	3,745
Over 5 years	38,883
Total	$42,628

Since March 31, 2009, the Company has sold $62.7 million par value of its investment in the corporate debt securities of other gaming companies.

12.  Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Cash Equivalents

The fair value of the Company’s cash and cash equivalents approximates the carrying value of the Company’s cash and cash equivalents, due to the short maturity of the cash equivalents.

Investment in Corporate Debt Securities

The fair value of the investment in corporate debt securities is estimated based on quoted prices in active markets for identical investments. The investment in corporate debt securities is measured at fair value on a recurring basis.

Long-term Debt

The fair value of the Company’s $2.725 billion senior secured credit facility approximates its carrying value, as it is variable-rate debt. The fair value of the Company’s senior subordinated notes is estimated based on quoted prices in active markets for identical instruments. The fair value of the Company’s other long-term obligations and capital leases approximates its carrying value.

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at March 31, 2009.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$738,236	$738,236	$746,278	$746,278
Investment in corporate debt securities	42,628	42,628	40,190	40,190

Financial liabilities:
Long-term debt
Senior secured credit facility	1,928,368	1,928,368	1,959,784	1,959,784
Senior subordinated notes and other long-term obligations	450,000	409,000	464,201	389,201
Capital leases	5,848	5,848	6,195	6,195
Interest rate swap contracts	59,466	59,466	63,185	63,185

13.  Fair Value Measurements

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

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at March 31, 2009 and December 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2009 Total
Assets:
Investment in corporate debt securities	$42,628	$—	$—	$42,628

Liabilities:
Interest rate swap contracts	—	59,466	—	59,466

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2008 Total
Assets:
Investment in corporate debt securities	$40,190	$—	$—	$40,190

Liabilities:
Interest rate swap contracts	—	63,185	—	63,185

The valuation technique used to measure the fair value of the investment in corporate debt securities and interest rate swap contracts was the market approach. The investment in corporate debt securities is included in other assets and the interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at March 31, 2009 and December 31, 2008.

14.  Empress Casino Hotel Fire

On March 20, 2009, the Company’s Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. The Company continues to assess the damage caused by the fire. The Company carries a builders’ risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders’ risk insurance policy includes a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, the Company carries comprehensive business interruption and property damage insurance for the operational components of the Empress Casino Hotel with an overall limit of $228 million. The operational insurance policy includes a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire.

During the three months ended March 31, 2009, the Company recorded a $5.4 million pre-tax loss for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under the Company’s insurance policies.

The $31.2 million insurance receivable recorded at March 31, 2009 was limited to the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred during the three months ended March 31, 2009 as a result of the fire at Empress Casino Hotel that are expected to be recovered via the insurance claim.

Since March 31, 2009, the Company has received $13.5 million in insurance proceeds related to the fire at Empress Casino Hotel.

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

We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company, Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club.

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

Merger Announcement and Termination

On June 15, 2007, we announced that we had entered into a merger agreement that, at the effective time of the transactions contemplated thereby, would have resulted in our shareholders receiving $67.00 per share. Specifically, we, PNG Acquisition Company Inc. (“Parent”) and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), announced that we had entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the “Merger Agreement”), that provided, among other things, for Merger Sub to be merged with and into us, as a result of which we would have continued as the surviving corporation and would have become a wholly-owned subsidiary of Parent. Parent is indirectly owned by certain funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and Centerbridge Partners, L.P. (“Centerbridge”).

On July 3, 2008, we entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee (the “Cash Termination Fee”) and a $1.25 billion, zero coupon, preferred equity investment (the “Investment”). On October 30, 2008, we closed the sale of the Investment and issued 12,500 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”).

Executive Summary

Factors affecting our results for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, included decreases in consumer spending on gaming activities caused by current economic conditions, competitive pressures at some of our properties, the fire at Empress Casino Hotel, increased stock compensation expense, lobbying costs incurred for efforts primarily in Ohio, and the opening of the casino at Hollywood Casino at Penn National Race Course on February 12, 2008 and the opening of the permanent facility at Hollywood Slots Hotel and Raceway on July 1, 2008.

Financial Highlights:

•                  Income from operations decreased by $17.7 million, or 14.9%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions, competitive pressures at some of our properties, the fire at Empress Casino Hotel, increases in general and administrative expense and depreciation expense, and the opening of the casino at Hollywood Casino at Penn National Race Course on February 12, 2008 and the opening of the permanent facility at Hollywood Slots Hotel and Raceway on July 1, 2008.

•                  Net income decreased by $0.1 million, or 0.2%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the variances explained above, which were partially offset by a decrease in interest expense and an increase in interest income.

Other Developments:

•                  On April 1, 2009, we announced that we had filed a license application with the Kansas Lottery Commission to be considered as a Lottery Gaming Facility Manager in Wyandotte County, Kansas. Our proposed 61-acre site and 359,000 square foot Hollywood-themed facility would feature a 76,100 square foot gaming floor designed for 2,040 slot machines and 58 table games, a 250-room hotel, meeting space, three food and beverage outlets, two lounges and 2,550 parking spaces. Our project is master-planned with the first phase of development representing an opening investment of approximately $320 million and a total investment of $500 million for the additional construction of 130,000 square feet for an entertainment venue and an expanded gaming floor based on market demand. We anticipate that the state and local selection process will conclude in late 2009.

•                  On March 20, 2009, Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. We continue to assess the damage caused by the fire. We carry a builders’ risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders’ risk insurance policy includes a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, we carry comprehensive business interruption and property damage insurance for the operational components of the Empress Casino Hotel with an overall limit of $228 million. The operational insurance policy includes a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire. During the three months ended March 31, 2009, we recorded a $5.4 million pre-tax loss for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies. Since March 31, 2009, we have received $13.5 million in insurance proceeds related to the fire at Empress Casino Hotel. Due to the fire, we plan to accelerate the upgrades to the casino barge and reopen the casino barge with temporary land-based facilities by the second quarter of 2009.  Plans are still being evaluated for the land-based pavilion, with construction being estimated to be completed by the fourth quarter of 2010.

•                  On March 18, 2009, the Rights Agreement providing for the dividend distribution of one preferred stock purchase right for each outstanding share of our Common Stock that our Board of Directors authorized and declared on May 20, 1998 expired.

•                  On March 11, 2009, we announced that we are supporting the “Ohio Jobs and Growth Plan,” a casino ballot proposal calling for an amendment to Ohio’s Constitution to authorize casinos in the state’s four largest cities, Cincinnati, Cleveland, Columbus and Toledo. We have proposed an investment of approximately $600 million to become licensed, build and operate the facilities in Columbus and Toledo. The “Ohio Jobs and Growth Plan”

committee is collecting the signatures needed prior to the July 1, 2009 deadline, in order to place the amendment on this November’s statewide ballot.

•                  In March 2009, we entered into the Third Amendment to the October 14, 2004 Purchase Agreement, that had been entered into with the Mohegan Tribal Gaming Authority (“MTGA”) for the sale of The Downs Racing, Inc. and its subsidiaries (the “Purchase Agreement”).  In August 2006, we had entered into the Second Amendment to the Purchase Agreement and Release of Claims, in which we agreed to pay the MTGA an aggregate of $30 million over five years, in exchange for the MTGA’s agreement to release various claims it raised against us under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. The Third Amendment to the Purchase Agreement accelerated and reduced the remaining payments due by us under the Purchase Agreement.  In exchange for the accelerated payment, which was paid to the MTGA in March 2009, all remaining obligations under the Purchase Agreement were deemed to be satisfied.  In addition, during the three months ended March 31, 2009, we recorded a $1.3 million gain which is included in other income within the consolidated statements of income.

•                  In February 2009, we filed a license application with the Maryland Video Lottery Facility Location Commission to be considered for a Video Lottery Operation License for the Cecil County Zone in Cecil County, Maryland. Our proposed $75 million facility in Cecil County would include a 150-seat buffet, a coffee shop and parking for over 1,600 vehicles and be readily scaleable to accommodate up to 1,500 gaming devices.

•                  The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin, and filed suit in Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the four casino plaintiffs filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs’ request were filed in February 2009. Opposition and reply briefs were filed in April 2009 and we expect a decision shortly. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit. On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the same four casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the four casinos filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois, asking the Court to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 is paid into a protest fund where it accrues interest. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit. Since the passing of House Bill 1918 into law, Empress Casino Hotel and Hollywood Casino Aurora have expensed approximately $33.0 million in incremental tax as a result of the 3% tax surcharge, including $2.7 million during the three months ended March 31, 2009.

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

Long-lived assets

At March 31, 2009, we had a net property and equipment balance of $1,792.2 million within our consolidated balance sheet, representing 34.7% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

At March 31, 2009, we had $1,598.6 million in goodwill and $692.1 million in other intangible assets within our consolidated balance sheet, representing 30.9% and 13.4% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the reporting units to their carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment test is performed to determine the implied value of goodwill for that reporting unit. If the implied value is less than the carrying amount for that reporting unit, an impairment loss is recognized for that reporting unit. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, issued by the Financial Accounting Standards Board (“FASB”), we consider our gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized. The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. We use a market approach model, with EBITDA (earnings before interest, taxes, charges for stock compensation, depreciation and amortization, gain or loss on disposal of assets, and certain other income and expenses, and inclusive of loss from joint venture) multiples, as we believe that EBITDA is a widely-used measure of performance in the gaming industry and as we use EBITDA as the primary measurement of the operating performance of our properties (including the evaluation of operating personnel). In addition, we believe that an EBITDA multiple is the principal basis for the valuation of gaming companies. Changes in the estimated EBITDA multiple or forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

Income taxes

At March 31, 2009, we had a net deferred tax liability balance of $246.1 million within our consolidated balance sheet. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The realizability of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109, on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2009, we had a liability relating to FIN 48 of $69.6 million, which is included in noncurrent tax liabilities within the consolidated balance sheet at March 31, 2009. We operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

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

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Kansas, Ohio and Maryland) and potential competitive threats to business at our existing properties (such as in Kansas, Maryland, Ohio, and Kentucky). The timing and occurrence of these events remain uncertain. We also face uncertainty regarding anticipated gaming expansion by one of our competitors in Baton Rouge, Louisiana. Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

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

The results of operations for the three months ended March 31, 2009 and 2008 are summarized below:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Revenues:
Gaming	$559,903	$560,636
Management service fee	3,033	3,985
Food, beverage and other	84,622	81,525
Gross revenues	647,558	646,146
Less promotional allowances	(35,332)	(32,652)
Net revenues	612,226	613,494

Operating expenses:
Gaming	297,562	299,433
Food, beverage and other	64,529	62,321
General and administrative	99,470	93,389
Empress Casino Hotel fire	5,400	—
Depreciation and amortization	44,430	39,792
Total operating expenses	511,391	494,935
Income from operations	$100,835	$118,559

The results of operations by property for the three months ended March 31, 2009 and 2008 are summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended March 31,	2009	2008	2009	2008
	(in thousands)

Charles Town Entertainment Complex	$117,904	$122,512	$27,821	$29,645
Argosy Casino Lawrenceburg	101,501	118,244	26,448	34,889
Hollywood Casino at Penn National Race Course (1)	72,955	39,449	6,626	(1,379)
Hollywood Casino Aurora	48,754	53,626	13,448	14,072
Empress Casino Hotel	32,869	44,644	(858)	6,380
Argosy Casino Riverside	50,295	46,801	14,526	12,353
Hollywood Casino Baton Rouge	35,089	34,766	12,508	11,986
Argosy Casino Alton	20,599	22,697	3,567	3,607
Hollywood Casino Tunica	24,410	24,562	4,676	4,556
Hollywood Casino Bay St. Louis	25,989	25,441	2,581	2,161
Argosy Casino Sioux City	13,917	14,271	3,879	3,736
Boomtown Biloxi	19,943	20,648	3,851	4,090
Hollywood Slots Hotel and Raceway (2)	14,365	10,700	(853)	1,774
Bullwhackers	4,852	5,744	(468)	(459)
Black Gold Casino at Zia Park	22,346	21,915	7,117	7,129
Casino Rama management service contract	3,033	3,985	2,734	3,595
Raceway Park	1,489	1,587	(266)	(303)
Sanford-Orlando Kennel Club	1,916	1,902	156	91
Earnings from Pennwood Racing, Inc.	—	—	—	—
Corporate overhead	—	—	(26,658)	(19,364)
Total	$612,226	$613,494	$100,835	$118,559

(1)                                Hollywood Casino at Penn National Race Course includes the results of our Pennsylvania casino that opened on February 12, 2008, as well as the Penn National Race Course and four OTWs.

(2)                                On July 1, 2008, the permanent Hollywood Slots at Bangor facility, which is called the Hollywood Slots Hotel and Raceway, was opened.

Revenues

Revenues for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2009	2008	Variance	Variance
Gaming	$559,903	$560,636	$(733)	(0.1)%
Management service fee	3,033	3,985	(952)	(23.9)%
Food, beverage and other	84,622	81,525	3,097	3.8%
Gross revenues	647,558	646,146	1,412	0.2%
Less promotional allowances	(35,332)	(32,652)	(2,680)	8.2%
Net revenues	$612,226	$613,494	$(1,268)	(0.2)%

Gaming revenue

Gaming revenue decreased by $0.7 million, or 0.1%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to decreases at several of our properties, which were partially offset by increases due to the opening of the casino at Hollywood Casino at Penn National Race Course on February 12, 2008, an increase at Argosy Casino Riverside, and the opening of the permanent facility at Hollywood Slots Hotel and Raceway on July 1, 2008.

Gaming revenue at Argosy Casino Lawrenceburg decreased by $15.8 million, or 14.0%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as new competitive pressures.

Gaming revenue at Empress Casino Hotel decreased by $11.0 million, or 25.7%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the fire at the facility that occurred on March 20, 2009 and decreases in consumer spending on gaming activities caused by current economic conditions.

Gaming revenue at Hollywood Casino Aurora decreased by $4.8 million, or 9.3%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions and new competitive pressures.

Gaming revenue at Charles Town Entertainment Complex decreased by $4.8 million, or 4.2%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures.

Gaming revenue at Argosy Casino Alton decreased by $2.0 million, or 9.1%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures, including the repeal of the $500 loss limit in Missouri in November 2008.

Gaming revenue at Hollywood Casino at Penn National Race Course increased by $31.8 million, or 120.2%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, as the casino opened on February 12, 2008.

Gaming revenue at Argosy Casino Riverside increased by $3.3 million, or 7.7%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the repeal of the $500 loss limit in Missouri in November 2008 and continued successful marketing efforts.

Gaming revenue at Hollywood Slots Hotel and Raceway increased by $2.8 million, or 27.6%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the opening of the permanent facility on July 1, 2008.

Food, beverage and other revenue

Food, beverage and other revenue increased by $3.1 million, or 3.8%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the opening of the permanent facility at Hollywood Slots Hotel and Raceway on July 1, 2008 and the opening of the casino at Hollywood Casino at Penn National Race Course on February 12, 2008 and increases at Charles Town Entertainment Complex and Hollywood Casino Tunica, all of which were partially offset by a decrease at Empress Casino Hotel.

Food, beverage and other revenue at Hollywood Slots Hotel and Raceway increased by $1.4 million, or 222.1%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the opening of the permanent facility on July 1, 2008.

Food, beverage and other revenue at Hollywood Casino at Penn National Race Course increased by $1.4 million, or 9.7%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, as the casino opened on February 12, 2008.

Food, beverage and other revenue at Charles Town Entertainment Complex increased by $0.9 million, or 8.3%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the opening of its hotel to the public in September 2008.

Food, beverage and other revenue at Hollywood Casino Tunica increased by $0.8 million, or 14.5%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to new food and beverage promotions.

Food, beverage and other revenue at Empress Casino Hotel decreased by $1.4 million, or 31.7%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the fire at the facility that occurred on March 20, 2009 and decreases in consumer spending on gaming activities caused by current economic conditions.

Promotional allowances

Promotional allowances increased by $2.7 million, or 8.2%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to increases at Argosy Casino Lawrenceburg and Hollywood Casino Tunica.

Promotional allowances at Argosy Casino Lawrenceburg increased by $1.1 million, or 17.6%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, due to increased promotional efforts.

Promotional allowances at Hollywood Casino Tunica increased by $1.0 million, or 26.2%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to new food and beverage promotions.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2009	2008	Variance	Variance
Gaming	$297,562	$299,433	$(1,871)	(0.6)%
Food, beverage and other	64,529	62,321	2,208	3.5%
General and administrative	99,470	93,389	6,081	6.5%
Empress Casino Hotel fire	5,400	—	5,400	100.0%
Depreciation and amortization	44,430	39,792	4,638	11.7%
Total operating expenses	$511,391	$494,935	$16,456	3.3%

Gaming expense

Gaming expense decreased by $1.9 million, or 0.6%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to decreases at several of our properties, which were partially offset by the opening of the casino at Hollywood Casino at Penn National Race Course on February 12, 2008 and the opening of the permanent facility at Hollywood Slots Hotel and Raceway on July 1, 2008.

Gaming expense at Empress Casino Hotel decreased by $8.8 million, or 33.7%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the fire at the facility that occurred on March 20, 2009 and a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Argosy Casino Lawrenceburg decreased by $8.6 million, or 13.6%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and lower payroll costs.

Gaming expense at Hollywood Casino Aurora decreased by $4.1 million, or 14.0%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Charles Town Entertainment Complex decreased by $2.6 million, or 3.7%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and a decrease in marketing expense.

Gaming expense at Hollywood Casino at Penn National Race Course increased by $20.6 million, or 111.0%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, as the casino opened on February 12, 2008.

Gaming expense at Hollywood Slots Hotel and Raceway increased by $1.8 million, or 31.3%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the opening of the permanent facility on July 1, 2008.

Food, beverage and other expense

Food, beverage and other expense increased by $2.2 million, or 3.5%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the opening of the casino at Hollywood Casino at Penn National Race Course on February 12, 2008 and the opening of the permanent facility at Hollywood Slots Hotel and Raceway on July 1, 2008.

Food, beverage and other expense at Hollywood Casino at Penn National Race Course increased by $1.3 million, or 11.1%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, as the casino opened on February 12, 2008.

Food, beverage and other expense at Hollywood Slots Hotel and Raceway increased by $1.0 million, or 122.7%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the opening of the permanent facility on July 1, 2008.

General and administrative expense

General and administrative expense at the properties includes expenses such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit.

General and administrative expense increased by $6.1 million, or 6.5%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to an increase in corporate overhead expense.

Corporate overhead expense increased by $8.1 million, or 55.6%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to increased lobbying expenses for efforts primarily in Ohio, the expensing of equity-based compensation awards as required under SFAS No. 123 (revised 2004), “Share-Based Payment” having increased by $4.3 million primarily due to the timing of the 2008 stock option grant and the extension of the expiration date for previous stock option grants by up to three years in December 2008, and increased payroll and benefit costs.

Empress Casino Hotel fire

As a result of the Empress Casino Hotel fire, during the three months ended March 31, 2009, we recorded a $5.4 million pre-tax loss for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies.

Depreciation and amortization expense

Depreciation and amortization expense increased by $4.6 million, or 11.7%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the opening of the casino at Hollywood Casino at Penn National Race Course on February 12, 2008 and the opening of the permanent facility at Hollywood Slots Hotel and Raceway on July 1, 2008, both of which were partially offset by a decrease at Argosy Casino Riverside.

Depreciation and amortization expense at Hollywood Casino at Penn National Race Course increased by $3.6 million, or 121.1%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, as the casino opened on February 12, 2008.

Depreciation and amortization expense at Hollywood Slots Hotel and Raceway increased by $1.9 million, or 166.6%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the opening of the permanent facility on July 1, 2008.

Depreciation and amortization expense at Argosy Casino Riverside decreased by $0.9 million, or 24.8%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to a large volume of equipment related to the casino expansion in December 2003 now being fully depreciated.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2009	2008	Variance	Variance
Interest expense	$(31,238)	$(47,215)	$15,977	33.8%
Interest income	3,091	683	2,408	352.6%
Loss from joint venture	(303)	(759)	456	60.1%
Other	2,092	1,458	634	43.5%
Total other expenses	$(26,358)	$(45,833)	$19,475	42.5%

Interest expense

Interest expense decreased by $16.0 million, or 33.8%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to lower outstanding balances and lower interest rates on our $2.725 billion senior secured credit facility, which was partially offset by increased interest expense resulting from payments related to interest rate swaps due to the drop in variable rates and lower capitalized interest during the three months ended March 31, 2009.

Interest income

Interest income increased by $2.4 million, or 352.6%, for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to interest earned on the investment in corporate debt securities, as well as the original issue discount amortization.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $104.1 million and $86.6 million for the three months ended March 31, 2009 and 2008, respectively. Net cash provided by operating activities for the three months ended March 31, 2009 included net income of $40.7 million, non-cash reconciling items, such as depreciation, amortization, the charge for stock compensation and Empress Casino Hotel fire insurance loss, of $59.3 million, and net changes in asset and liability accounts of $4.1 million.

Net cash used in investing activities totaled $62.4 million and $120.5 million for the three months ended March 31, 2009 and 2008, respectively. Net cash used in investing activities for the three months ended March 31, 2009 included expenditures for property and equipment totaling $63.6 million, which was partially offset by proceeds from the sale of property and equipment totaling $1.2 million.

Net cash (used in) provided by financing activities totaled $(49.8) million and $27.4 million for the three months ended March 31, 2009 and 2008, respectively. Net cash used in financing activities for the three months ended March 31, 2009 included principal payments on long-term debt totaling $70.7 million and $6.1 million in payments on insurance financing, both of which were partially offset by proceeds from the exercise of stock options totaling $0.8 million, the tax benefit from stock options exercised totaling $0.3 million, and proceeds from the issuance of long-term debt of $25.9 million.

On July 3, 2008, we entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we agreed to receive a total of $1.475 billion, consisting of the Cash Termination Fee and the Investment. On October 30, 2008, we closed the sale of the Investment and issued 12,500 shares of our Preferred Stock.

We used a portion of the net proceeds from the Investment and the after-tax proceeds of the Cash Termination Fee for the repayment of some of our existing debt, repurchases of our Common Stock, lobbying expenses for efforts in Ohio and the investment in corporate debt securities, with the remainder being invested primarily in short-term securities. The repurchase of up to $200 million of our Common Stock over the twenty-four month period ending July 2010 was authorized by our Board of Directors in July 2008. During the year ended December 31, 2008, we repurchased 8,934,984 shares of our

Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05. During the three months ended March 31, 2009, we did not repurchase any shares of our Common Stock.

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

The following table summarizes our expected capital project expenditures by property for the fiscal year ending December 31, 2009, and actual expenditures for the three months ended March 31, 2009:

Property	Expected for Year Ending December 31, 2009	Expenditures for Three Months Ended March 31, 2009	Balance to Expend in 2009
	(in millions)

Argosy Casino Lawrenceburg	$139.4	$36.4	$103.0
Empress Casino Hotel	52.9	6.8	46.1
Black Gold Casino at Zia Park	7.8	0.3	7.5
Hollywood Casino at Penn National Race Course	6.0	3.1	2.9
Hollywood Slots Hotel and Raceway	3.6	0.2	3.4
Other	23.5	0.8	22.7
Total	$233.2	$47.6	$185.6

The Hollywood-themed expansion at Argosy Casino Lawrenceburg includes the addition of 1,500 parking spaces and 1,168 gaming positions, as well as enhanced amenities and a floor layout that will better facilitate customer flow. The garage and pedestrian walkway opened in May 2008 and the gaming facility is scheduled to open in the second quarter of 2009.

At Empress Casino Hotel, we started the facility enhancements in late 2008. On March 20, 2009, Empress Casino Hotel was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. Due to the fire, we plan to accelerate the upgrades to the casino barge and reopen the casino barge with temporary land-based facilities by the second quarter of 2009.  Plans are still being evaluated for the land-based pavilion, with construction being estimated to be completed by the fourth quarter of 2010.

During the three months ended March 31, 2009, we spent approximately $16.0 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures was for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolver portion of our $2.725 billion senior secured credit facility have funded our capital project and capital maintenance expenditures in 2009 to date.

Debt

Senior Secured Credit Facility

During the three months ended March 31, 2009, our $2.725 billion senior secured credit facility amount outstanding decreased by $31.4 million, primarily due to scheduled principal payments on the Term Loan A Facility and Term Loan B Facility.

Other Long-Term Obligations

On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, we entered into the Second Amendment to the Purchase Agreement and Release of Claims with the MTGA pertaining to the Purchase Agreement, and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against us under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. We recorded the present value of the $30 million liability within debt, as the amount due to the MTGA was payable over five years. In March 2009, we entered into the Third Amendment to the Purchase Agreement, in which the remaining payments due under the Purchase Agreement were accelerated and reduced.  Under the Third Amendment to the Purchase Agreement, in exchange for the accelerated payment, which was paid to the MTGA in March 2009, all remaining obligations under the Purchase Agreement were deemed to be satisfied.  In addition, during the three months ended March 31, 2009, we recorded a $1.3 million gain which is included in other income within the consolidated statements of income.

Covenants

At March 31, 2009, we were in compliance with all required financial covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at March 31, 2009 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates at period-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each period-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2009.

	4/1/09 - 3/31/10	4/1/10 - 3/31/11	4/1/11 - 3/31/12	4/1/12 - 3/31/13	4/1/13 - 3/31/14	Thereafter	Total	Fair Value 3/31/09
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$200,000	$—	$—	$250,000	$450,000	$409,000
Average interest rate	—	—	6.88%	—	—	6.75%

Variable rate	$97,750	$222,618	$832,500	$775,500	$—	$—	$1,928,368	$1,928,368
Average interest rate (1)	2.91%	3.22%	3.97%	4.23%	—	—

Leases	$1,691	$1,053	$1,125	$78	$85	$1,816	$5,848	$5,848
Average interest rate	6.41%	5.68%	5.67%	7.72%	7.72%	7.72%

Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$1,314,000	$840,000	$—	$—	$—	$—	N/A	$(59,466)
Average pay rate	3.55%	3.36%					N/A
Average receive rate (3)	1.58%	1.93%					N/A

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

At March 31, 2009, we had ten interest rate swap contracts in place, as follows:

Two interest rate swap contracts with notional amounts of $237 million and $274 million, fixed interest rates of 4.698% and 4.753%, and maturity dates of October 27, 2009 and October 27, 2010. The annual weighted-average interest rate of these two contracts is 4.73%. Under these two contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. At March 31, 2009, the applicable 90-day LIBOR rate was 1.16938% for these two contracts.

Three interest rate swap contracts with notional amounts of $100 million each, fixed interest rates ranging from 5.263% to 5.266%, all with a maturity date of May 8, 2011. The annual weighted-average interest rate of these three contracts is 5.26%. Under these three contracts, we pay a fixed interest rate against a variable interest rate based on the 90-day LIBOR rate. At March 31, 2009, the applicable 90-day LIBOR rate was 1.24125% for these three contracts. The counterparty for one of the $100 million contracts filed for Chapter 11 bankruptcy protection during the year ended December 31, 2008. The fair value of this $100 million contract was in a liability position at March 31, 2009.

Two interest rate swap contracts with notional amounts of $200 million each, fixed interest rates of 2.727% and 3.09%, and maturity dates of October 27, 2010 and October 27, 2011. The annual weighted-average interest rate of these two contracts is 2.91%. Under these two contracts, we pay a fixed interest rate against a variable interest rate based on the one-month LIBOR rate. At March 31, 2009, the applicable one-month LIBOR rate was 0.52% for these two contracts.

Three interest rate swap contracts with notional amounts of $165 million, $100 million, and $75 million, fixed interest rates of 1.79%, 1.79% and 1.98%, respectively, all with a maturity date of December 30, 2011. The annual weighted-average interest rate of these three contracts is 1.83%. Under these three contracts, we pay a fixed interest rate against a variable interest rate based on the one-month LIBOR rate. At March 31, 2009, the applicable one-month LIBOR rate was 0.47875% for these three contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective in providing that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

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

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

2.2 (c)*	Third Amendment to Purchase Agreement and Release of Claims, dated as of March 10, 2009, between PNGI Pocono Corp., PNGI, LLC and The Mohegan Tribal Gaming Authority.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

May 11, 2009	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

2.2 (c)*	Third Amendment to Purchase Agreement and Release of Claims, dated as of March 10, 2009, between PNGI Pocono Corp., PNGI, LLC and The Mohegan Tribal Gaming Authority.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.