Form 10-Q
period 2009-06-30
PENN NATIONAL GAMING INC
filed 2009-08-07
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Title	Outstanding as of July 29, 2009
Common Stock, par value $.01 per share	78,551,680 (includes 485,500 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the passage of state, federal or local legislation or referenda that would expand, restrict, further tax, prevent or negatively impact operations (such as a smoking ban at any of our facilities) in or adjacent to the jurisdictions in which we do business; the activities of our competitors and the emergence of new competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; delays or changes to, or cancellations of, planned capital projects at our gaming and pari-mutuel facilities or an inability to achieve the expected returns from such projects; construction factors, including delays and increased cost of labor and materials; the ability to recover proceeds on significant insurance claims (such as claims related to the fire at Empress Casino Hotel); the existence of attractive acquisition candidates and development opportunities, the costs and risks involved in the pursuit of those acquisitions and development opportunities and our ability to integrate those acquisitions; the availability and cost of financing; the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; the outcome of legal proceedings instituted against the Company in connection with the termination of the previously announced acquisition of the Company by certain affiliates of Fortress Investment Group LLC and Centerbridge Partners, L.P.; the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; changes in accounting standards; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather on our operations; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the SEC.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$795,117	$746,278
Receivables, net of allowance for doubtful accounts of $4,014 and $3,797 at June 30, 2009 and December 31, 2008, respectively	45,463	43,574
Insurance receivable	32,545	—
Prepaid expenses and other current assets	94,114	95,386
Deferred income taxes	21,541	21,065
Total current assets	988,780	906,303
Property and equipment, net	1,818,467	1,812,131
Other assets
Investment in and advances to unconsolidated affiliate	13,754	14,419
Goodwill	1,595,875	1,598,571
Other intangible assets	690,443	693,764
Deferred financing costs, net of accumulated amortization of $44,533 and $38,914 at June 30, 2009 and December 31, 2008, respectively	29,291	34,910
Other assets	80,394	129,578
Total other assets	2,409,757	2,471,242
Total assets	$5,217,004	$5,189,676

Liabilities
Current liabilities
Current maturities of long-term debt	$99,106	$105,281
Accounts payable	49,774	35,540
Accrued expenses	91,200	106,769
Accrued interest	62,050	80,190
Accrued salaries and wages	57,849	55,380
Gaming, pari-mutuel, property, and other taxes	42,211	44,503
Insurance financing	—	8,093
Other current liabilities	36,758	34,730
Total current liabilities	438,948	470,486

Long-term liabilities
Long-term debt, net of current maturities	2,280,253	2,324,899
Deferred income taxes	274,344	265,610
Noncurrent tax liabilities	52,625	68,632
Other noncurrent liabilities	6,568	2,776
Total long-term liabilities	2,613,790	2,661,917

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,500 issued and outstanding at June 30, 2009 and December 31, 2008)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,536,680 and 78,148,488 shares issued at June 30, 2009 and December 31, 2008, respectively)	784	782
Additional paid-in capital	1,463,757	1,442,829
Retained earnings	731,496	662,355
Accumulated other comprehensive loss	(31,771)	(48,693)
Total shareholders’ equity	2,164,266	2,057,273
Total liabilities and shareholders’ equity	$5,217,004	$5,189,676

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues
Gaming	$526,390	$566,395	$1,086,293	$1,127,031
Management service fee	3,674	4,694	6,707	8,679
Food, beverage and other	86,247	81,845	170,869	163,370
Gross revenues	616,311	652,934	1,263,869	1,299,080
Less promotional allowances	(35,494)	(32,348)	(70,826)	(65,000)
Net revenues	580,817	620,586	1,193,043	1,234,080

Operating expenses
Gaming	286,620	302,112	584,182	601,545
Food, beverage and other	65,529	65,569	130,058	127,890
General and administrative	93,001	94,132	192,471	187,521
Impairment loss for replaced Lawrenceburg vessel	11,689	—	11,689	—
Empress Casino Hotel fire	331	—	5,731	—
Depreciation and amortization	46,942	45,182	91,372	84,974
Total operating expenses	504,112	506,995	1,015,503	1,001,930
Income from operations	76,705	113,591	177,540	232,150

Other income (expenses)
Interest expense	(29,851)	(44,536)	(61,089)	(91,751)
Interest income	1,603	553	4,694	1,236
Loss from joint venture	(416)	(152)	(719)	(911)
Other	2,887	(574)	4,979	884
Total other expenses	(25,777)	(44,709)	(52,135)	(90,542)

Income from operations before income taxes	50,928	68,882	125,405	141,608
Taxes on income	22,448	31,859	56,264	63,849
Net income	$28,480	$37,023	$69,141	$77,759

Basic earnings per common share	$0.29	$0.43	$0.72	$0.90
Diluted earnings per common share	$0.27	$0.42	$0.65	$0.88

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	(Loss) Income	Equity	Income (loss)
Balance, December 31, 2007	—	$—	88,579,070	$887	$(2,379)	$322,760	$815,678	$(15,984)	$1,120,962
Stock option activity, including tax benefit of $414	—	—	60,250	—	—	9,755	—	—	9,755	$—
Restricted stock	—	—	—	—	—	980	—	—	980	—
Change in fair value of interest rate swap contracts, net of income taxes of $30	—	—	—	—	—	—	—	53	53	53
Foreign currency translation adjustment	—	—	—	—	—	—	—	(212)	(212)	(212)
Net income	—	—	—	—	—	—	77,759	—	77,759	77,759
Balance, June 30, 2008	—	$—	88,639,320	$887	$(2,379)	$333,495	$893,437	$(16,143)	$1,209,297	$77,600

Balance, December 31, 2008	12,500	$—	78,148,488	$782	$—	$1,442,829	$662,355	$(48,693)	$2,057,273
Stock option activity, including tax benefit of $1,457	—	—	282,692	2	—	19,634	—	—	19,636	$—
Restricted stock	—	—	105,500	—	—	1,294	—	—	1,294	—
Change in fair value of interest rate swap contracts, net of income taxes of $4,817	—	—	—	—	—	—	—	8,556	8,556	8,556
Change in fair value of corporate debt securities	—	—	—	—	—	—	—	7,945	7,945	7,945
Foreign currency translation adjustment	—	—	—	—	—	—	—	421	421	421
Net income	—	—	—	—	—	—	69,141	—	69,141	69,141
Balance, June 30, 2009	12,500	$—	78,536,680	$784	$—	$1,463,757	$731,496	$(31,771)	$2,164,266	$86,063

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Six Months Ended June 30,	2009	2008
Operating activities
Net income	$69,141	$77,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,372	84,974
Amortization of items charged to interest expense	5,785	6,325
Amortization of items charged to interest income	(1,295)	—
(Gain) loss on sale of fixed assets	(296)	357
Loss from joint venture	719	911
Empress Casino Hotel fire	4,854	—
Gain on accelerated payment of other long-term obligations	(1,305)	—
Gain on sale of investment in corporate debt securities	(6,598)	—
Deferred income taxes	3,108	5,534
Charge for stock compensation	15,272	9,528
Impairment loss for replaced Lawrenceburg vessel	11,689	—
(Increase) decrease, net of businesses acquired
Accounts receivable	(13,407)	1,746
Prepaid expenses and other current assets	3,110	(41,147)
Other assets	(3,303)	(10,686)
(Decrease) increase, net of businesses acquired
Accounts payable	(2,697)	857
Accrued expenses	(14,815)	(23,270)
Accrued interest	(4,767)	(4,648)
Accrued salaries and wages	2,469	2,742
Gaming, pari-mutuel, property and other taxes	(2,292)	11,512
Income taxes payable	—	45,404
Other current and noncurrent liabilities	5,820	9,904
Other noncurrent tax liabilities	2,750	1,808
Net cash provided by operating activities	165,314	179,610
Investing activities
Expenditures for property and equipment	(139,021)	(196,604)
Proceeds from sale of property and equipment	8,788	581
Proceeds from sale of investment in corporate debt securities	50,603	—
Proceeds from Empress Casino Hotel fire	16,000	—
Acquisition of businesses and licenses, net of cash acquired	—	(351)
Net cash used in investing activities	(63,630)	(196,374)
Financing activities
Proceeds from exercise of options	3,473	794
Proceeds from issuance of long-term debt	122,684	118,000
Principal payments on long-term debt	(172,366)	(136,420)
Payments on insurance financing	(8,093)	(16,025)
Tax benefit from stock options exercised	1,457	414
Net cash used in financing activities	(52,845)	(33,237)
Net increase (decrease) in cash and cash equivalents	48,839	(50,001)
Cash and cash equivalents at beginning of year	746,278	174,372
Cash and cash equivalents at end of period	$795,117	$124,371

Supplemental disclosure
Interest expense paid	$66,292	$98,706
Income taxes paid	$54,550	$9,934

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2008 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company used a portion of the net proceeds from the Investment and the after-tax proceeds of the Cash Termination Fee for the repayment of some of its existing debt, repurchases of its Common Stock, lobbying expenses for efforts in Ohio and investment in corporate debt securities, with the remainder being invested primarily in short-term securities. The repurchase of up to $200 million of the Company’s Common Stock over the twenty-four month period ending July 2010 was authorized by the Company’s Board of Directors in July 2008. During the year ended December 31, 2008, the Company repurchased 8,934,984 shares of its Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05. During the six months ended June 30, 2009, the Company did not repurchase any shares of its Common Stock.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Rooms	$5,500	$4,114	$10,824	$8,267
Food and beverage	27,283	24,971	54,568	50,068
Other	2,711	3,263	5,434	6,665
Total promotional allowances	$35,494	$32,348	$70,826	$65,000

The estimated cost of providing such complimentary services for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Rooms	$2,218	$1,600	$4,425	$3,327
Food and beverage	18,811	17,829	37,384	35,727
Other	1,630	1,386	3,134	2,800
Total cost of complimentary services	$22,659	$20,815	$44,943	$41,854

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

The following table sets forth the allocation of net income for the three and six months ended June 30, 2009 and 2008 under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Net income	$28,480	$37,023	$69,141	$77,759
Net income applicable to preferred stock	5,497	—	13,361	—
Net income applicable to common stock	$22,983	$37,023	$55,780	$77,759

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	77,996	86,560	77,905	86,541
Assumed conversion of dilutive stock options	1,271	2,059	1,017	2,174
Assumed conversion of preferred stock	27,778	—	27,778	—
Diluted weighted-average common shares outstanding	107,045	88,619	106,700	88,715

Reflecting the issuance of the Company’s Preferred Stock, the Company is required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the price of the Company’s Common Stock is less than $45, the diluted weighted-average common shares outstanding is increased by 27,777,778 shares (regardless of how much the stock price is below $45); 2) when the price of the Company’s Common Stock is between $45 and $67, the diluted weighted-average common shares outstanding is increased by an amount which can be calculated by dividing $1.25 billion by the current price per share of the Company’s Common Stock, which will result in an increase in the diluted weighted-average common shares outstanding of between 18,656,716 shares and 27,777,778 shares; and 3) when the price of the Company’s Common Stock is above $67, the diluted weighted-average common shares outstanding is increased by 18,656,716 shares (regardless of how much the stock price exceeds $67).  At June 30, 2009, the price of the Company’s Common Stock was below $45.

Options to purchase 4,753,164 shares and 8,573,582 shares were outstanding during the three and six months ended June 30, 2009, respectively, but were not included in the computation of diluted EPS because they are antidilutive. Options to purchase 1,461,627 shares and 1,430,521 shares were outstanding during the three and six months ended June 30, 2008, respectively, but were not included in the computation of diluted EPS because they are antidilutive

The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Calculation of basic EPS:
Net income applicable to common stock	$22,983	$37,023	$55,780	$77,759
Weighted-average common shares outstanding	77,996	86,560	77,905	86,541
Basic EPS	$0.29	$0.43	$0.72	$0.90

Calculation of diluted EPS:
Net income	$28,480	$37,023	$69,141	$77,759
Diluted weighted-average common shares outstanding	107,045	88,619	106,700	88,715
Diluted EPS	$0.27	$0.42	$0.65	$0.88

The repurchase of up to $200 million of the Company’s Common Stock over the twenty-four month period ending July 2010 was authorized by the Company’s Board of Directors in July 2008. During the year ended December 31, 2008, the Company repurchased 8,934,984 shares of its Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05. During the six months ended June 30, 2009, the Company did not repurchase any shares of its Common Stock.

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

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility at June 30, 2009 was estimated based on the historical volatility of the Company’s stock price over a period of 5.29 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at June 30, 2009 and 2008:

Six Months Ended June 30,	2009	2008

Risk-free interest rate	2.63%	2.73%
Expected volatility	49.43%	35.77%
Dividend yield	—	—
Weighted-average expected life (years)	5.29	4.72
Forfeiture rate	4.00%	4.00%

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

Currently, the Company has a number of interest rate swap contracts in place. These contracts serve to mitigate income volatility for a portion of its variable-rate funding. Swap contract coverage extends out through 2011. In effect, these swap contracts synthetically convert the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company receives cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts’ fixed rates. These two respective obligations are net-settled, periodically. The Company accounts for these swap contracts as cash flow hedges, which requires determining a division of hedge results deemed effective and deemed ineffective. However, most of the Company’s hedges were designed in such a way so as to perfectly offset specifically-defined interest payments, such that no ineffectiveness has occurred—nor would any ineffectiveness occur, as long as the forecasted cash flows of the designated hedged items and the associated swap contracts remain unchanged.

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at June 30, 2009.

Under cash flow hedge accounting, effective derivative results are initially recorded in other comprehensive income (“OCI”) and later reclassified to earnings, coinciding with the income recognition relating to the variable interest payments being hedged (i.e., when the interest expense on the variable-rate liability is recorded in earnings). Any hedge ineffectiveness (which represents the amount by which hedge results exceed the variability in the cash flows of the forecasted transaction due to the risk being hedged) is recorded in current period earnings.

Under cash flow hedge accounting, derivatives are included in the consolidated balance sheets as assets or liabilities at fair value. The interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at June 30, 2009 and December 31, 2008.

During the three and six months ended June 30, 2009, the Company had certain derivative instruments that were not designated to qualify for hedge accounting. The periodic change in the mark-to-market of these derivative instruments is recorded in current period earnings.

Credit risk relating to derivative counterparties is mitigated by using multiple, highly rated counterparties, and the credit quality of each is monitored on an ongoing basis.

4.  New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently determining the impact of SFAS 168 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The objective of SFAS 167 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently determining the impact of SFAS 167 on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under SFAS 165, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 as of June 30, 2009, as required. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 as of June 30, 2009, as required. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 as of June 30, 2009, as required. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted FSP FAS 157-4 as of June 30, 2009, as required. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for all assets acquired or liabilities assumed arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that the adoption of FSP FAS 141(R)-1 will have an impact on its consolidated financial statements, once the Company acquires companies in the future.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 as of January 1, 2009, as required. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1, which was effective upon the initial adoption of SFAS 157, amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which was effective upon issuance. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2008. The January 1, 2008 adoption did not have a material impact on the Company’s consolidated financial statements. The Company adopted SFAS 157, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The January 1, 2009 adoption did not have a material impact on the Company’s consolidated financial statements.

5.  Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)

Land and improvements	$226,609	$216,834
Building and improvements	1,431,807	1,298,513
Furniture, fixtures, and equipment	756,471	692,851
Leasehold improvements	17,151	17,128
Construction in progress	44,242	183,056
Total property and equipment	2,476,280	2,408,382
Less accumulated depreciation and amortization	(657,813)	(596,251)
Property and equipment, net	$1,818,467	$1,812,131

Depreciation and amortization expense, for property and equipment, totaled $45.4 million and $88.1 million for the three and six months ended June 30, 2009, respectively, as compared to $43.3 million and $81.1 million for the three and six months ended June 30, 2008, respectively. Interest capitalized in connection with major construction projects was $3.5 million and $6.4 million for the three and six months ended June 30, 2009, respectively, as compared to $3.8 million and $8.9 million for the three and six months ended June 30, 2008, respectively.

Included in the depreciation and amortization expense for the three and six months ended June 30, 2009 was $4.8 million in depreciation expense that was recorded following the finalization of cost segregation studies for the casino projects at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway. The charge was a result of the depreciation estimate previously recorded by the Company for these projects being less than the depreciation calculated by the cost segregation studies, due to differences in the determination of useful lives for certain of the assets included in the projects and the allocation of certain costs that were incurred as part of the projects. For the three and six months ended June 30, 2009, the impact of the charge to net income, Basic EPS, and Diluted EPS was $2.8 million, $0.04 and $0.03, respectively.

In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, the Company recorded an impairment loss for the replaced Lawrenceburg vessel of $11.7 million during the three and six months ended June 30, 2009.

6.  Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets had a gross carrying value of $2.3 billion at June 30, 2009 and December 31, 2008, and accumulated amortization of $38.0 million and $34.7 million at June 30, 2009 and December 31, 2008, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Goodwill	$1,595,875	$—	$1,595,875	$1,598,571	$—	$1,598,571
Indefinite-life intangible assets	679,054	—	679,054	679,054	—	679,054
Other intangible assets	49,396	38,007	11,389	49,396	34,686	14,710
Total	$2,324,325	$38,007	$2,286,318	$2,327,021	$34,686	$2,292,335

The Company’s intangible asset amortization expense was $1.6 million and $3.3 million for the three and six months ended June 30, 2009, respectively, as compared to $1.9 million and $3.9 million for the three and six months ended June 30, 2008, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at June 30, 2009 (in thousands):

2009 (6 months)	$3,321
2010	5,773
2011	2,096
2012	199
2013	—
Thereafter	—
Total	$11,389

7.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)

Senior secured credit facility	$1,923,868	$1,959,784
$200 million 6 7/8% senior subordinated notes	200,000	200,000
$250 million 6 ¾% senior subordinated notes	250,000	250,000
Other long-term obligations	—	14,201
Capital leases	5,491	6,195
	2,379,359	2,430,180
Less current maturities of long-term debt	(99,106)	(105,281)
	$2,280,253	$2,324,899

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2009 (in thousands):

Within one year	$99,106
1-3 years	1,640,544
3-5 years	387,915
Over 5 years	251,794
Total minimum payments	$2,379,359

At June 30, 2009, the Company was contingently obligated under letters of credit issued pursuant to the $2.725 billion senior secured credit facility with face amounts aggregating $26.9 million.

Senior Secured Credit Facility

The $2.725 billion senior secured credit facility consists of three credit facilities comprised of a $750 million revolving credit facility (of which $136.7 million was drawn at June 30, 2009), a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility.

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

The effect of derivative instruments on the consolidated statement of income for the three months ended June 30, 2009 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in SFAS 133	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$2,302	Interest expense	$(7,614)	None	$—
Total	$2,302		$(7,614)		$—

	Location of Gain (Loss)
Derivatives Not Designated as Hedging	Recognized in Income	Gain (Loss) Recognized
Instruments under SFAS 133	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$541
Total		$541

The effect of derivative instruments on the consolidated statement of income for the six months ended June 30, 2009 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in SFAS 133	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$8,099	Interest expense	$(17,130)	None	$—
Total	$8,099		$(17,130)		$—

	Location of Gain (Loss)
Derivatives Not Designated as Hedging	Recognized in Income	Gain (Loss) Recognized
Instruments under SFAS 133	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$541
Total		$541

In addition, during the three and six months ended June 30, 2009, the Company amortized $4.3 million in OCI related to the derivatives not designated as hedging instruments under SFAS 133.

In the coming twelve months, the Company anticipates that approximately a $39.8 million loss will be reclassified from OCI to earnings, as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable funding being hedged.

The following table sets forth the fair value of the interest rate swap contract liabilities included in accrued interest within the consolidated balance sheets at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	(in thousands)
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	Accrued interest	$21,170	Accrued interest	$63,185

Total derivatives designated as hedging instruments under SFAS 133		$21,170		$63,185

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swap contracts	Accrued interest	$33,062	Accrued interest	$—

Total derivatives not designated as hedging instruments under SFAS 133		$33,062		$—

Total derivatives		$54,232		$63,185

Other Long-Term Obligations

On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (“MTGA”). Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, the Company entered into the Second Amendment to the Purchase Agreement and Release of Claims with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the “Purchase Agreement”), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. The Company recorded the present value of the $30 million liability within debt, as the amount due to the MTGA was payable over five years. In March 2009, the Company entered into the Third Amendment to the Purchase Agreement, in which the remaining payments due under the Purchase Agreement were accelerated and reduced.  Under the Third Amendment to the Purchase Agreement, in exchange for the accelerated payment, which was paid to the MTGA in March 2009, all remaining obligations under the Purchase Agreement were deemed to be satisfied. In addition, during the six months ended June 30, 2009, the Company recorded a $1.3 million gain which is included in other income within the consolidated statements of income.

Covenants

At June 30, 2009, the Company was in compliance with all required financial covenants.

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

The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the four casino plaintiffs filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs’ request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case.  On June 10, 2009, the four casinos filed a petition with the court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption.  The casinos have also requested the court to keep the protest funds from being distributed until the case is concluded.  A decision on the petition to reopen is expected in August 2009.

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

On June 12, 2009, the four casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund and racetrack owner, John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C.§1962(c),(d) (“RICO”), based on an illegal scheme to secure the enactment of the 3% tax surcharge legislation in exchange for the payment of money by Johnston.  The casinos also seek to impose a constructive trust over all funds paid under the tax surcharge, and therefore all of the Illinois racetracks are named as parties to the lawsuit.  The casinos have continued to pay the tax surcharge under protest and on June 26, 2009, the casinos requested a Cook County court to enter an injunction to keep the protest funds from being distributed until after there is a final disposition of the federal RICO litigation.  A decision from the Cook County court is expected in September 2009.

In August 2007, a complaint was filed on behalf of a putative class of public shareholders of the Company, and derivatively on behalf of the Company, in the Court of Common Pleas of Berks County, Pennsylvania (the “Complaint”). The Complaint names the Company’s Board of Directors as defendants and the Company as a nominal defendant. The Complaint alleges, among other things, that the Board of Directors breached their fiduciary duties by agreeing to the proposed transaction with Fortress and Centerbridge for inadequate consideration, that certain members of the Board of Directors have conflicts with regard to the Merger, and that the Company and its Board of Directors have failed to disclose certain material information with regard to the Merger. The Complaint seeks, among other things, a court order determining that the action is properly maintained as a class action and a derivative action enjoining the Company and its Board of Directors from consummating the proposed Merger, and awarding the payment of attorneys’ fees and expenses. The Company and the plaintiff had reached a tentative settlement in which the Company agreed to pay certain attorneys’ fees and to make certain disclosures regarding the events leading up to the transaction with Fortress and Centerbridge in the proxy statement sent to shareholders in November 2007. Final settlement was contingent upon court approval and consummation of the transaction with Fortress and Centerbridge. Because the transaction with Fortress and Centerbridge was terminated, the Company expects the action will be dismissed.

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

On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the “County”) filed suit against Kansas Penn Gaming, LLC (“KPG,” a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied, and the defendants have  appealed those decisions to the appellate court.  The Kansas appellate court declined to hear the appeal on jurisdictional grounds and the defendants have requested that the Kansas Supreme Court review that decision.

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

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $7.8 million and $15.8 million for the three and six months ended June 30, 2009, respectively, as compared to $8.1 million and $14.9 million for the three and six months ended June 30, 2008, respectively.

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

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at June 30, 2009 are as follows (in thousands):

Within one year	$6,205
1-3 years	9,887
3-5 years	6,667
Over 5 years	37,631
Total	$60,390

9.   Shareholders’ Equity

Shareholder Rights Plan

On May 20, 1998, the Board of Directors of the Company authorized and declared a dividend distribution of one preferred stock purchase right (the “Right” or “Rights”) for each outstanding share of the Company’s Common Stock, par value $.01 per share, payable to shareholders of record at the close of business on March 19, 1999. In addition, a Right was issued for each share of the Company’s Common Stock issued after March 19, 1999 and prior to the Rights’ expiration. Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share (a “Preferred Stock Fraction”) of the Company’s Series A Preferred Stock (or another series of preferred stock with substantially similar terms), or a combination of securities and assets of equivalent value, at a purchase price of $10.00 per Preferred Stock Fraction, subject to adjustment. The description and terms of the Rights were set forth in a Rights Agreement (the “Rights Agreement”) dated March 2, 1999, and amended on June 15, 2007, between the Company and Continental Stock Transfer and Trust Company as Rights Agent. The Rights Agreement and the associated Rights expired on March 18, 2009.

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

With regard to the $2.725 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and six months ended, June 30, 2008, as Penn had no significant independent assets and no independent operations at, and for the three and six months ended, June 30, 2008. However, during the year ended December 31, 2008, the Company placed some of the funds received from the issuance of its Preferred Stock into two unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds and this resulted in significant independent assets. Summarized financial information for the three and six months ended June 30, 2009 for Penn, the subsidiary guarantors of the $2.725 billion senior secured credit facility and the subsidiary non-guarantors is presented below.

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

With regard to the $200 million 6 7/8% senior subordinated notes, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and six months ended, June 30, 2008, as Penn had no significant independent assets and no independent operations at, and for the three and six months ended, June 30, 2008. However, during the year ended

December 31, 2008, the Company placed some of the funds received from the issuance of its Preferred Stock into two unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds and this resulted in significant independent assets. Summarized financial information for the three and six months ended June 30, 2009 for Penn, the subsidiary guarantors of the $200 million 6 7/8% senior subordinated notes and the subsidiary non-guarantors is presented below.

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(in thousands)
$2.725 Senior Secured Credit Facility
At June 30, 2009
Condensed Consolidating Balance Sheet
Total current assets	$63,459	$239,972	$662,864	$22,485	$988,780
Property and equipment, net	40,871	1,766,371	11,225	—	1,818,467
Total other assets	4,448,176	5,249,563	177,505	(7,465,487)	2,409,757
Total assets	$4,552,506	$7,255,906	$851,594	$(7,443,002)	$5,217,004
Total current liabilities	$164,410	$238,319	$13,663	$22,556	$438,948
Total long-term liabilities	2,223,836	3,374,791	69,631	(3,054,468)	2,613,790
Total shareholders’ equity	2,164,260	3,642,796	768,300	(4,411,090)	2,164,266
Total liabilities and shareholders’ equity	$4,552,506	$7,255,906	$851,594	$(7,443,002)	$5,217,004
Three Months Ended June 30, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$573,122	$7,695	$—	$580,817
Total operating expenses	21,088	474,217	8,807	—	504,112
(Loss) income from operations	(21,088)	98,905	(1,112)	—	76,705
Other income (expenses)	5,988	(39,481)	7,716	—	(25,777)
(Loss) income from operations before income taxes	(15,100)	59,424	6,604	—	50,928
Taxes on income	(8,511)	28,035	2,924	—	22,448
Net (loss) income	$(6,589)	$31,389	$3,680	$—	$28,480
Six Months Ended June 30, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$1,178,145	$14,898	$—	$1,193,043
Total operating expenses	43,995	955,160	16,348	—	1,015,503
(Loss) income from operations	(43,995)	222,985	(1,450)	—	177,540
Other income (expenses)	25,639	(88,925)	11,151	—	(52,135)
(Loss) income from operations before income taxes	(18,356)	134,060	9,701	—	125,405
Taxes on income	(15,978)	67,492	4,750	—	56,264
Net (loss) income	$(2,378)	$66,568	$4,951	$—	$69,141
Six Months Ended June 30, 2009
Condensed Consolidating Statement of Cash Flows
Net cash provided by operating activities	$43,525	$111,717	$10,072	$—	$165,314
Net cash (used in) provided by investing activities	(665)	(113,519)	50,554	—	(63,630)
Net cash used in financing activities	(39,079)	(704)	(13,062)	—	(52,845)
Net increase (decrease) in cash and cash equivalents	3,781	(2,506)	47,564	—	48,839
Cash and cash equivalents at beginning of year	2,460	142,104	601,714	—	746,278
Cash and cash equivalents at end of period	$6,241	$139,598	$649,278	$—	$795,117

$200 million 6 7/8% Senior Subordinated Notes
At June 30, 2009
Condensed Consolidating Balance Sheet
Total current assets	$63,459	$240,863	$661,973	$22,485	$988,780
Property and equipment, net	40,871	1,777,596	—	—	1,818,467
Total other assets	4,448,176	5,353,655	73,413	(7,465,487)	2,409,757
Total assets	$4,552,506	$7,372,114	$735,386	$(7,443,002)	$5,217,004
Total current liabilities	$164,410	$240,165	$11,817	$22,556	$438,948
Total long-term liabilities	2,223,836	3,386,812	57,610	(3,054,468)	2,613,790
Total shareholders’ equity	2,164,260	3,745,137	665,959	(4,411,090)	2,164,266
Total liabilities and shareholders’ equity	$4,552,506	$7,372,114	$735,386	$(7,443,002)	$5,217,004
Three Months Ended June 30, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$577,143	$3,674	$—	$580,817
Total operating expenses	21,088	478,033	4,991	—	504,112
(Loss) income from operations	(21,088)	99,110	(1,317)	—	76,705
Other income (expenses)	5,988	(39,687)	7,922	—	(25,777)
(Loss) income from operations before income taxes	(15,100)	59,423	6,605	—	50,928
Taxes on income	(8,511)	28,157	2,802	—	22,448
Net (loss) income	$(6,589)	$31,266	$3,803	$—	$28,480
Six Months Ended June 30, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$1,186,335	$6,708	$—	$1,193,043
Total operating expenses	43,995	962,681	8,827	—	1,015,503
(Loss) income from operations	(43,995)	223,654	(2,119)	—	177,540
Other income (expenses)	25,639	(88,203)	10,429	—	(52,135)
(Loss) income from operations before income taxes	(18,356)	135,451	8,310	—	125,405
Taxes on income	(15,978)	68,338	3,904	—	56,264
Net (loss) income	$(2,378)	$67,113	$4,406	$—	$69,141
Six Months Ended June 30, 2009
Condensed Consolidating Statement of Cash Flows
Net cash provided by (used in) operating activities	$43,525	$125,183	$(3,394)	$—	$165,314
Net cash (used in) provided by investing activities	(665)	(113,568)	50,603	—	(63,630)
Net cash used in financing activities	(39,079)	(13,766)	—	—	(52,845)
Net increase (decrease) in cash and cash equivalents	3,781	(2,151)	47,209	—	48,839
Cash and cash equivalents at beginning of year	2,460	142,434	601,384	—	746,278
Cash and cash equivalents at end of period	$6,241	$140,283	$648,593	$—	$795,117

11.  Investment in Corporate Securities

In 2008, the Company made a $47.3 million investment in the corporate debt securities of other gaming companies. The investment, which the Company is treating as available-for-sale securities, is included in other assets within the consolidated balance sheets at June 30, 2009 and December 31, 2008. During the six months ended June 30, 2009, and for the year ended December 31, 2008, the Company recorded a $7.9 million unrealized gain and an $8.0 million unrealized loss, respectively, in OCI for this investment.  The change in the fair value also reflects the original issue discount amortization, which was $1.3 million and $0.9 million for the six months ended June 30, 2009 and for the year ended December 31, 2008, respectively.

During the six months ended June 30, 2009, the Company sold $42.2 million of this investment and recorded a $6.6 million gain, which is included in other income within the consolidated statements of income.

The following is a schedule of the contractual maturities of the Company’s investment in corporate securities at June 30, 2009 (in thousands):

Within one year	$—
1-3 years	—
3-5 years	5,425
Over 5 years	—
Total	$5,425

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

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at June 30, 2009.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$795,117	$795,117	$746,278	$746,278
Investment in corporate debt securities	5,425	5,425	40,190	40,190

Financial liabilities:
Long-term debt
Senior secured credit facility	1,923,868	1,923,868	1,959,784	1,959,784
Senior subordinated notes and other long-term obligations	450,000	423,500	464,201	389,201
Capital leases	5,491	5,491	6,195	6,195
Interest rate swap contracts	54,232	54,232	63,185	63,185

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

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at June 30, 2009 and December 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2009 Total
Assets:
Investment in corporate debt securities	$5,425	$—	$—	$5,425

Liabilities:
Interest rate swap contracts	—	54,232	—	54,232

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2008 Total
Assets:
Investment in corporate debt securities	$40,190	$—	$—	$40,190

Liabilities:
Interest rate swap contracts	—	63,185	—	63,185

The valuation technique used to measure the fair value of the investment in corporate debt securities and interest rate swap contracts was the market approach. The investment in corporate debt securities is included in other assets and the interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at June 30, 2009 and December 31, 2008.

In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, the Company recorded an impairment loss for the replaced Lawrenceburg vessel of $11.7 million during the three and six months ended June 30, 2009. The fair value of the replaced Lawrenceburg vessel at June 30, 2009, which was measured using the market approach, was $6.8 million. This amount is included in other assets within the consolidated balance sheet at June 30, 2009.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2009 Total
Assets:
Other assets	$—	$6,759	$—	$6,759

14.  Empress Casino Hotel Fire

On March 20, 2009, the Company’s Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and plans are presently being developed for the permanent land-based pavilion.

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

During the three and six months ended June 30, 2009, the Company recorded a $0.3 million and $5.7 million pre-tax loss, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under the Company’s insurance policies.

The $32.5 million insurance receivable recorded at June 30, 2009 was limited to the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred during the six months ended June 30, 2009 as a result of the fire at Empress Casino Hotel that are expected to be recovered via the insurance claim. During the six months ended June 30, 2009, the Company received $16.0 million in insurance proceeds related to the fire at Empress Casino Hotel.

15.  Income Taxes

At December 31, 2008, the Company included in its $68.6 million liability for unrecognized tax benefits $31.7 million of tax positions that were indemnified by a third party. The indemnification stemmed from a transaction that the Company completed in 2001 with The Continental Companies and CHC International, Inc. (the “Seller”), whereby the Company acquired Hollywood Casino Baton Rouge and the management contract for Casino Rama. As part of the acquisition, Continental and the Company entered into an Indemnification Agreement, whereby Continental indemnified the Company for any tax liabilities to arise subsequent to the acquisition for taxation years in which Continental was the owner. The Canada Revenue Agency (“CRA”) issued reassessments of CHC Canada’s 1996 through 2000 taxation years. The Company and the Seller disagreed with CRA’s position, and the matter had been in Competent Authority since 2004. The Indemnification Agreement provided that the Company did not receive payment until “final determination” by a taxing authority.

At December 31, 2008, the Company believed that it was more likely than not that the matter in Competent Authority would be effectively settled within the next twelve months. Upon settlement, the Company planned on relieving its liability and reversing the indemnification receivable. For years after April 2001 where the Company has no indemnification, it included an appropriate amount of tax reserves in the liability for unrecognized tax benefits, including accrued interest and penalties.

During the six months ended June 30, 2009, the Company reversed $23.8 million of the indemnified tax position, as it received a settlement proposal from Competent Authority relating to the matter. The remaining liability and indemnification receivable will be reversed as paid and received.

16. Subsequent Events

The Company evaluated all subsequent events through August 7, 2009, which is the date that the consolidated financial statements were issued. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in the consolidated financial statements, except for those disclosed below.

On August 6, 2009, the Company announced that it was commencing a cash tender offer for any and all of the $200 million aggregate outstanding principal amount of its 6 7/8% senior subordinated notes due 2011 (the “Notes”) and a related consent solicitation to effect certain amendments and waivers to the indenture governing the Notes.  The Company is conducting the tender offer and consent solicitation in order to refinance a portion of its existing debt. The Company’s obligations to accept for payment and to pay for the Notes and consents in the tender offer and consent solicitation are subject to customary conditions, including, among other things, receipt of consents and tenders from holders of a majority in aggregate principal amount of the outstanding Notes and the Company having received net cash proceeds from its proposed financing for the tender offer and consent solicitation in an amount sufficient to fund the tender offer and consent solicitation.

On August 6, 2009, the Company announced that Charles Town Entertainment Complex in Jefferson County, West Virginia, notified the Jefferson County Commissioners that it intends to pursue a December 5, 2009 special election to seek voter approval for table games.

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

We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company, Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club) and property expansions (such as at Charles Town and Lawrenceburg).

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

Executive Summary

Factors affecting our results for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, included the transition at Lawrenceburg to the new casino riverboat, the fire at Empress Casino Hotel, decreases in consumer spending on gaming activities caused by current economic conditions, competitive pressures at some of our properties, the impairment loss for the replaced Lawrenceburg vessel, the continued impact of the opening of the casino at Hollywood Casino at Penn National Race Course, increased depreciation expense, decreased interest expense, and the opening of the permanent facility at Hollywood Slots Hotel and Raceway on July 1, 2008.

Financial Highlights:

•                  Income from operations decreased by $36.9 million, or 32.5%, for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to the transition at Lawrenceburg to the new casino riverboat, the fire at Empress Casino Hotel, decreases in consumer spending on gaming activities caused by current economic conditions, competitive pressures at some of our properties, the impairment loss for the replaced Lawrenceburg vessel, and increased depreciation expense at Hollywood Casino at Penn National Race Course.

•                  Net income decreased by $8.5 million, or 23.1%, for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to the variances explained above, which were partially offset by a decrease in interest expense and income taxes and an increase in interest and other income.

Other Developments:

•                  On June 29, 2009, the new casino riverboat at Hollywood Casino Lawrenceburg officially opened, replacing the vessel at Argosy Casino Lawrenceburg. The new Hollywood-themed casino riverboat offers 3,200 slot machines, 88 live table games, and new food and beverage offerings, as well as expanded parking and infrastructure improvements, which will make the facility more accessible.

•                  We are moving forward with the process to be considered as a Lottery Gaming Facility Manager in Wyandotte County, Kansas. We are one of two applicants in Wyandotte County. We proposed a Phase 1 budget of $410 million (inclusive of the $25 million privilege fee and a $65 million post-opening expansion) and a $154 million Phase 2 expansion, for a total investment of $564 million. On June 11, 2009, we received an endorsement from the Unified Government of Wyandotte County, the host community, for the proposed development and we subsequently executed a development agreement with Wyandotte County. On April 1, 2009, we announced that we had filed a license application with the Kansas Lottery Commission to be considered as a Lottery Gaming Facility Manager in Wyandotte County. We anticipate that the state selection process will conclude in late 2009. We can give no assurance that we will be selected or that we may not modify our proposed application.

•                  On March 20, 2009, Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and plans are presently being developed for the permanent land-based pavilion, with construction being estimated to be completed by the first quarter of 2010 on the parking garage and by the fourth quarter of 2010 on the pavilion. We carry a builders’ risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders’ risk insurance policy includes a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, we carry comprehensive business interruption and property damage insurance for the operational components of the Empress Casino Hotel with an overall limit of $228 million. The operational insurance policy includes a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire. During the three and six months ended June 30, 2009, we recorded a $0.3 million and $5.7 million pre-tax loss, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies. During the six months ended June 30, 2009, we received $16.0 million in insurance proceeds related to the fire at Empress Casino Hotel.

•                  On March 18, 2009, the Rights Agreement providing for the dividend distribution of one preferred stock purchase right for each outstanding share of our Common Stock that our Board of Directors authorized and declared on May 20, 1998 expired.

•                  On March 11, 2009, we announced that we are supporting the “Ohio Jobs and Growth Plan,” a casino ballot proposal calling for an amendment to Ohio’s Constitution to authorize casinos in the state’s four largest cities, Cincinnati, Cleveland, Columbus and Toledo. We have proposed an investment of approximately $600 million to become licensed, build and operate the facilities in Columbus and Toledo. The “Ohio Jobs and Growth Plan” committee filed more than 850,000 signatures with Ohio’s Secretary of State on June 25, 2009 in order to qualify the amendment for inclusion on this November’s statewide ballot. On July 21, 2009, Ohio’s Secretary of State officially certified the issue for the ballot. In addition, in July 2009, the Governor of Ohio issued an executive order authorizing up to 2,500 video lottery terminals at the state’s seven existing racetracks, and the Legislature acknowledged the Lottery Commission’s authority to regulate these machines through a provision in the state budget. As the owner of Raceway Park in Toledo, with an option on a racetrack in the Columbus area, we expect to be a beneficiary of this plan with respect to our Ohio operations. However, expanded gaming in Ohio could have a negative impact on our operations in neighboring states, such as our Lawrenceburg facility. As is the case in most jurisdictions where gaming legislation is being introduced, both the Ohio Jobs and Growth Plan and the placement of video lottery terminals at Ohio racetracks are subject to regulatory refinement, implementation and litigation risks, all of which are difficult to assess at this juncture.

•                  In March 2009, we entered into the Third Amendment to the October 14, 2004 Purchase Agreement, that had been entered into with the Mohegan Tribal Gaming Authority (“MTGA”) for the sale of The Downs Racing, Inc. and its subsidiaries (the “Purchase Agreement”).  In August 2006, we had entered into the Second Amendment to the Purchase Agreement and Release of Claims, in which we agreed to pay the MTGA an aggregate of $30 million over five years, in exchange for the MTGA’s agreement to release various claims it raised against us under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. The Third Amendment to the Purchase Agreement accelerated and reduced the remaining payments due by us under the Purchase Agreement.  In exchange for the accelerated payment, which was paid to the MTGA in March 2009, all remaining obligations under the Purchase Agreement were deemed to be satisfied.  In addition, during the six months ended June 30, 2009, we recorded a $1.3 million gain which is included in other income within the consolidated statements of income.

•                  In February 2009, we filed a license application with the Maryland Video Lottery Facility Location Commission to be considered for a Video Lottery Operation License for the Cecil County Zone in Cecil County, Maryland. Our proposed $84 million facility in Cecil County would include a 150-seat buffet, a coffee shop and parking for over 1,600 vehicles and be readily scaleable to accommodate 1,500 gaming devices. We can give no assurance that we will be licensed or that we may not modify our proposed application.

•                  The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin, and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the four casino plaintiffs filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs’ request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case.  On June 10, 2009, the four casinos filed a petition with the court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption.  The casinos have also requested the court to keep the protest funds from being distributed until the case is concluded.  A decision on the petition to reopen is expected in August 2009. On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the same four casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the four casinos filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois, asking the Court to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 is paid into a protest fund where it accrues interest. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit. On June 12, 2009, the four casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund and racetrack owner, John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C.§1962(c),(d) (“RICO”), based on an illegal scheme to secure the enactment of the 3% tax surcharge legislation in exchange for the payment of money by Johnston.  The casinos also seek to impose a constructive trust over all funds paid under the tax surcharge, and therefore all of the Illinois racetracks are named as parties to the lawsuit.  The casinos have continued to pay the tax surcharge under protest and on June 26, 2009, the casinos requested a Cook County court to enter an injunction to keep the protest funds from being distributed until after there is a final disposition of the federal RICO litigation.  A decision from the Cook County court is expected in September 2009. Since the passing of House Bill 1918 into law, Empress Casino Hotel and Hollywood Casino Aurora have expensed approximately $34.8 million in incremental tax as a result of the 3% tax surcharge, including $1.8 million and $4.5 million during the three and six months ended June 30, 2009, respectively.

•                  We are continuing to build and develop several of our properties, including Empress Casino Hotel. Additional information regarding our capital projects is discussed in detail in the section entitled “Liquidity and Capital Resources—Capital Expenditures” below.

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

Long-lived assets

At June 30, 2009, we had a net property and equipment balance of $1,818.5 million within our consolidated balance sheet, representing 34.9% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, we recorded an impairment loss for the replaced Lawrenceburg vessel of $11.7 million during the three and six months ended June 30, 2009.

Included in the depreciation and amortization expense for the three and six months ended June 30, 2009 was $4.8 million in depreciation expense that was recorded following the finalization of cost segregation studies for the casino projects at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway. The charge was a result of the depreciation estimate previously recorded by us for these projects being less than the depreciation calculated by the cost segregation studies, due to differences in the determination of useful lives for certain of the assets included in the projects and the allocation of certain costs that were incurred as part of the projects. For the three and six months ended June 30, 2009, the impact of the charge to net income, Basic EPS, and Diluted EPS was $2.8 million, $0.04 and $0.03, respectively.

Goodwill and other intangible assets

At June 30, 2009, we had $1,595.9 million in goodwill and $690.4 million in other intangible assets within our consolidated balance sheet, representing 30.6% and 13.2% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

Income taxes

At June 30, 2009, we had a net deferred tax liability balance of $252.8 million within our consolidated balance sheet. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The realizability of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109, on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2009, we had a liability relating to FIN 48 of $52.6 million, which is included in noncurrent tax liabilities within the consolidated balance sheet at June 30, 2009. We operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

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

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as the recent openings in Pennsylvania and Maine) and property expansions.

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

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Kansas, Ohio and Maryland) and potential competitive threats to business at our existing properties (such as the introduction of commercial casinos in Kansas, Maryland, Ohio, and Kentucky, an additional gaming license in Illinois, and the introduction of tavern licenses in several states). We also face uncertainty regarding anticipated gaming expansion by one of our competitors in Baton Rouge, Louisiana. Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

•                  The continued demand for, and our emphasis on, slot wagering entertainment at our properties.

•                  The closing of Empress Casino Hotel from March 20, 2009 until June 25, 2009 due to a fire, and the timing of the recognition of insurance proceeds relating to the insurance claim.

•                  The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our operating results and our ability to access financing.

The results of operations for the three and six months ended June 30, 2009 and 2008 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Gaming	$526,390	$566,395	$1,086,293	$1,127,031
Management service fee	3,674	4,694	6,707	8,679
Food, beverage and other	86,247	81,845	170,869	163,370
Gross revenues	616,311	652,934	1,263,869	1,299,080
Less promotional allowances	(35,494)	(32,348)	(70,826)	(65,000)
Net revenues	580,817	620,586	1,193,043	1,234,080

Operating expenses:
Gaming	286,620	302,112	584,182	601,545
Food, beverage and other	65,529	65,569	130,058	127,890
General and administrative	93,001	94,132	192,471	187,521
Impairment loss for replaced Lawrenceburg vessel	11,689	—	11,689	—
Empress Casino Hotel fire	331	—	5,731	—
Depreciation and amortization	46,942	45,182	91,372	84,974
Total operating expenses	504,112	506,995	1,015,503	1,001,930
Income from operations	$76,705	$113,591	$177,540	$232,150

The results of operations by property for the three and six months ended June 30, 2009 and 2008 are summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended June 30,	2009	2008	2009	2008
	(in thousands)

Charles Town Entertainment Complex	$121,435	$122,073	$28,004	$29,314
Hollywood Casino Lawrenceburg	95,370	111,404	11,351	31,244
Hollywood Casino at Penn National Race Course	77,149	61,628	1,148	3,596
Hollywood Casino Aurora	52,346	50,497	15,048	12,367
Empress Casino Hotel	3,640	44,659	(1,239)	9,826
Argosy Casino Riverside	48,470	46,146	13,660	11,817
Hollywood Casino Baton Rouge	31,343	33,110	10,586	11,661
Argosy Casino Alton	20,500	21,731	3,343	4,147
Hollywood Casino Tunica	23,711	22,109	3,993	3,640
Hollywood Casino Bay St. Louis	25,422	25,851	2,473	982
Argosy Casino Sioux City	13,322	14,050	3,558	3,938
Boomtown Biloxi	18,919	18,958	1,838	2,276
Hollywood Slots Hotel and Raceway	17,226	12,078	(462)	1,239
Bullwhackers	4,720	5,759	(26)	(392)
Black Gold Casino at Zia Park	19,779	21,491	5,697	6,925
Casino Rama management service contract	3,674	4,694	3,234	4,272
Raceway Park	2,112	2,343	(276)	(341)
Sanford-Orlando Kennel Club	1,679	2,005	(76)	(225)
Earnings from Pennwood Racing, Inc.	—	—	—	—
Corporate overhead	—	—	(25,149)	(22,695)
Total	$580,817	$620,586	$76,705	$113,591

	Net Revenues		Income (loss) from Operations
Six Months Ended June 30,	2009	2008	2009	2008
	(in thousands)

Charles Town Entertainment Complex	$239,339	$244,585	$55,825	$58,959
Hollywood Casino Lawrenceburg	196,871	229,648	37,799	66,133
Hollywood Casino at Penn National Race Course (1)	150,104	101,077	7,774	2,217
Hollywood Casino Aurora	101,100	104,123	28,496	26,439
Empress Casino Hotel	36,509	89,303	(2,097)	16,206
Argosy Casino Riverside	98,765	92,947	28,186	24,170
Hollywood Casino Baton Rouge	66,432	67,876	23,094	23,647
Argosy Casino Alton	41,099	44,428	6,910	7,754
Hollywood Casino Tunica	48,121	46,671	8,669	8,196
Hollywood Casino Bay St. Louis	51,411	51,292	5,054	3,143
Argosy Casino Sioux City	27,239	28,321	7,437	7,674
Boomtown Biloxi	38,862	39,606	5,689	6,366
Hollywood Slots Hotel and Raceway	31,591	22,778	(1,315)	3,013
Bullwhackers	9,572	11,503	(494)	(851)
Black Gold Casino at Zia Park	42,125	43,406	12,814	14,054
Casino Rama management service contract	6,707	8,679	5,968	7,867
Raceway Park	3,601	3,930	(542)	(644)
Sanford-Orlando Kennel Club	3,595	3,907	80	(134)
Earnings from Pennwood Racing, Inc.	—	—	—	—
Corporate overhead	—	—	(51,807)	(42,059)
Total	$1,193,043	$1,234,080	$177,540	$232,150

(1)                                Hollywood Casino at Penn National Race Course includes the results of our Pennsylvania casino that opened on February 12, 2008, as well as the Penn National Race Course and four OTWs.

Revenues

Revenues for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2009	2008	Variance	Variance
Gaming	$526,390	$566,395	$(40,005)	(7.1)%
Management service fee	3,674	4,694	(1,020)	(21.7)%
Food, beverage and other	86,247	81,845	4,402	5.4%
Gross revenues	616,311	652,934	(36,623)	(5.6)%
Less promotional allowances	(35,494)	(32,348)	(3,146)	9.7%
Net revenues	$580,817	$620,586	$(39,769)	(6.4)%

				Percentage
Six Months Ended June 30,	2009	2008	Variance	Variance
Gaming	$1,086,293	$1,127,031	$(40,738)	(3.6)%
Management service fee	6,707	8,679	(1,972)	(22.7)%
Food, beverage and other	170,869	163,370	7,499	4.6%
Gross revenues	1,263,869	1,299,080	(35,211)	(2.7)%
Less promotional allowances	(70,826)	(65,000)	(5,826)	9.0%
Net revenues	$1,193,043	$1,234,080	$(41,037)	(3.3)%

Gaming revenue

Gaming revenue decreased by $40.0 million, or 7.1%, and $40.7 million, or 3.6%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the fire at Empress Casino Hotel and decreases at several of our properties, which were partially offset by increases due to the continued impact of the opening of the casino at Hollywood Casino at Penn National Race Course on February 12, 2008, and the opening of the permanent facility at Hollywood Slots Hotel and Raceway on July 1, 2008, and an increase at Argosy Casino Riverside.

Gaming revenue at Empress Casino Hotel decreased by $39.4 million, or 92.0%, and $50.4 million, or 58.9%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Gaming revenue at Hollywood Casino Lawrenceburg decreased by $15.8 million, or 14.8%, and $31.7 million, or 14.4%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the reduced capacity of, and subsequent temporary closure of, the casino as part of the transition to the new casino riverboat, decreases in consumer spending on gaming activities caused by current economic conditions, and new competitive pressures.

Gaming revenue at Charles Town Entertainment Complex decreased by $1.3 million, or 1.1%, and $6.1 million, or 2.7%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures.

Gaming revenue at Argosy Casino Alton decreased by $1.2 million, or 5.8%, and $3.2 million, or 7.5%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures, including the repeal of the $500 loss limit in Missouri in November 2008.

Gaming revenue at Hollywood Casino Aurora decreased by $3.3 million, or 3.3%, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions and new competitive pressures, partially offset by increased patronage as a result of the fire at Empress Casino Hotel.

Gaming revenue at Hollywood Casino at Penn National Race Course increased by $12.8 million, or 25.8%, and $44.6 million, or 58.7%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the continued impact of the opening of the casino on February 12, 2008.

Gaming revenue at Hollywood Slots Hotel and Raceway increased by $3.9 million, or 35.6%, and $6.7 million, or 31.8%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the opening of the permanent facility on July 1, 2008.

Gaming revenue at Argosy Casino Riverside increased by $2.7 million, or 6.5%, and $6.0 million, or 7.1%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the repeal of the $500 loss limit in Missouri in November 2008 and continued successful marketing efforts.

Food, beverage and other revenue

Food, beverage and other revenue increased by $4.4 million, or 5.4%, and $7.5 million, or 4.6%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the continued impact of the opening of the casino at Hollywood Casino at Penn National Race Course on February 12, 2008, the opening of the permanent facility at Hollywood Slots Hotel and Raceway on July 1, 2008 and increases at Charles Town Entertainment Complex and Hollywood Casino Tunica, all of which were partially offset by a decrease at Empress Casino Hotel.

Food, beverage and other revenue at Hollywood Casino at Penn National Race Course increased by $3.3 million, or 25.1%, and $4.7 million, or 17.1%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the continued impact of the opening of the casino on February 12, 2008.

Food, beverage and other revenue at Hollywood Slots Hotel and Raceway increased by $2.0 million, or 194.6%, and $3.4 million, or 205.1%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the opening of the permanent facility on July 1, 2008.

Food, beverage and other revenue at Charles Town Entertainment Complex increased by $1.9 million, or 17.4%, and $2.8 million, or 12.9%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the opening of its hotel to the public in September 2008.

Food, beverage and other revenue at Hollywood Casino Tunica increased by $1.3 million, or 23.7%, and $2.2 million, or 19.0%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to new food and beverage promotions.

Food, beverage and other revenue at Empress Casino Hotel decreased by $3.7 million, or 91.6%, and $5.1 million, or 60.7%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Promotional allowances

Promotional allowances increased by $3.1 million, or 9.7%, and $5.8 million, or 9.0%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to increases at several of our properties, all of which were partially offset by a decrease at Empress Casino Hotel.

Promotional allowances at Hollywood Casino Tunica increased by $1.4 million, or 38.3%, and $2.4 million, or 32.1%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to new food and beverage promotions.

Promotional allowances at Charles Town Entertainment Complex increased by $1.3 million, or 63.7%, and $1.9 million, or 50.8%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to increased marketing efforts and the opening of its hotel to the public in September 2008.

Promotional allowances at Hollywood Slots Hotel and Raceway increased by $0.8 million, or 100.0%, and $1.3 million, or 100.0%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the opening of the permanent facility on July 1, 2008.

Promotional allowances at Boomtown Biloxi increased by $0.7 million, or 36.0%, and $1.1 million, or 29.9%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to expanded marketing efforts.

Promotional allowances at Hollywood Casino Lawrenceburg increased by $0.6 million, or 8.8%, and $1.7 million, or 13.2%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to increased promotional efforts.

Promotional allowances at Empress Casino Hotel decreased by $2.1 million, or 94.0%, and $2.7 million, or 57.9%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2009	2008	Variance	Variance
Gaming	$286,620	$302,112	$(15,492)	(5.1)%
Food, beverage and other	65,529	65,569	(40)	(0.1)%
General and administrative	93,001	94,132	(1,131)	(1.2)%
Impairment loss for replaced Lawrenceburg vessel	11,689	—	11,689	100.0%
Empress Casino Hotel fire	331	—	331	100.0%
Depreciation and amortization	46,942	45,182	1,760	3.9%
Total operating expenses	$504,112	$506,995	$(2,883)	(0.6)%

				Percentage
Six Months Ended June 30,	2009	2008	Variance	Variance
Gaming	$584,182	$601,545	$(17,363)	(2.9)%
Food, beverage and other	130,058	127,890	2,168	1.7%
General and administrative	192,471	187,521	4,950	2.6%
Impairment loss for replaced Lawrenceburg vessel	11,689	—	11,689	100.0%
Empress Casino Hotel fire	5,731	—	5,731	100.0%
Depreciation and amortization	91,372	84,974	6,398	7.5%
Total operating expenses	$1,015,503	$1,001,930	$13,573	1.4%

Gaming expense

Gaming expense decreased by $15.5 million, or 5.1%, and $17.4 million, or 2.9%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the fire at Empress Casino Hotel and decreases at several of our properties, which were partially offset by the continued impact of the opening of the casino at Hollywood Casino at Penn National Race Course on February 12, 2008, the opening of the permanent facility at Hollywood Slots Hotel and Raceway on July 1, 2008 and an increase at Argosy Casino Riverside.

Gaming expense at Empress Casino Hotel decreased by $21.0 million, or 89.2%, and $29.8 million, or 60.0%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Gaming expense at Hollywood Casino Lawrenceburg decreased by $7.8 million, or 13.0%, and $16.4 million, or 13.3%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and lower payroll costs.

Gaming expense at Argosy Casino Alton decreased by $0.6 million, or 5.4%, and $2.1 million, or 9.6%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Hollywood Casino Aurora decreased by $4.4 million, or 7.8%, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Charles Town Entertainment Complex decreased by $2.7 million, or 1.9%, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Hollywood Casino at Penn National Race Course increased by $12.0 million, or 38.0%, and $32.6 million, or 65.0%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the continued impact of the opening of the casino on February 12, 2008.

Gaming expense at Hollywood Slots Hotel and Raceway increased by $2.5 million, or 40.9%, and $4.3 million, or 36.3%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the opening of the permanent facility on July 1, 2008.

Gaming expense at Argosy Casino Riverside increased by $1.1 million, or 5.7%, and $3.0 million, or 7.8%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to an increase in gaming taxes resulting from higher gaming revenue due to the repeal of the $500 loss limit in Missouri in November 2008.

Food, beverage and other expense

Food, beverage and other expense increased by $2.2 million, or 1.7%, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to the continued impact of the opening of the casino at Hollywood Casino at Penn National Race Course on February 12, 2008 and increases at several of our properties, all of which were partially offset by a decrease at Empress Casino Hotel.

Food, beverage and other expense at Hollywood Casino at Penn National Race Course increased by $2.0 million, or 8.2%, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to the continued impact of the opening of the casino on February 12, 2008.

Food, beverage and other expense at Hollywood Casino Tunica increased by $1.1 million, or 13.3%, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to an increase in cost of food and beverages resulting from higher food and beverage revenue.

Food, beverage and other expense at Hollywood Slots Hotel and Raceway increased by $0.8 million, or 25.5%, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to the opening of the permanent facility on July 1, 2008.

Food, beverage and other expense at Argosy Casino Riverside increased by $0.7 million, or 6.2%, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to increased benefit costs.

Food, beverage and other expense at Empress Casino Hotel decreased by $3.4 million, or 48.8%, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

General and administrative expense

General and administrative expense at the properties includes expenses such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit.

General and administrative expense decreased by $1.1 million, or 1.2%, for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to a decrease at Empress Casino Hotel, which was partially offset by an increase in corporate overhead expense.

General and administrative expense increased by $5.0 million, or 2.6%, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to an increase in corporate overhead expense, which was partially offset by a decrease at Empress Casino Hotel.

General and administrative expense at Empress Casino Hotel decreased by $4.2 million, or 78.3%, and $4.3 million, or 40.0%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Corporate overhead expense increased by $2.4 million, or 11.8%, and $9.8 million, or 25.8%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to increased lobbying expenses for efforts primarily in Ohio, the expensing of equity-based compensation awards as required under SFAS No. 123 (revised 2004), “Share-Based Payment” having increased by $1.4 million and $5.7 million for the three and six months ended June 30, 2009, respectively, primarily due to the timing of the 2008 stock option grant and the extension of the expiration date for previous stock option grants by up to three years in December 2008, and increased payroll and benefit costs.

Impairment loss for replaced Lawrenceburg vessel

In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, we recorded an impairment loss for the replaced Lawrenceburg vessel of $11.7 million during the three and six months ended June 30, 2009.

Empress Casino Hotel fire

As a result of the Empress Casino Hotel fire, during the three and six months ended June 30, 2009, we recorded a $0.3 million and $5.7 million pre-tax loss, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies.

Depreciation and amortization expense

Depreciation and amortization expense increased by $1.8 million, or 3.9%, and $6.4 million, or 7.5%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the continued impact of the opening of the casino at Hollywood Casino at Penn National Race Course on February 12, 2008 and the opening of the permanent facility at Hollywood Slots Hotel and Raceway on July 1, 2008, both of which were partially offset by decreases at several of our properties.

Depreciation and amortization expense at Hollywood Casino at Penn National Race Course increased by $4.5 million, or 63.1%, and $8.1 million, or 80.2%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to incremental depreciation expense being recorded during the three months ended June 30, 2009, following the finalization of the cost segregation study for the casino project at Hollywood Casino at Penn National Race Course. In addition, depreciation and amortization expense at Hollywood Casino at Penn National Race Course increased for the six months ended June 30, 2009, due to the continued impact of the opening of the casino on February 12, 2008.

Depreciation and amortization expense at Hollywood Slots Hotel and Raceway increased by $3.1 million, or 355.7%, and $5.0 million, or 247.9%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the opening of the permanent facility on July 1, 2008.

Depreciation and amortization expense at Empress Casino Hotel decreased by $2.4 million, or 90.5%, and $2.8 million, or 48.0%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Depreciation and amortization expense at Hollywood Casino Bay St. Louis decreased by $1.3 million, or 27.4%, and $1.0 million, or 13.0%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to incremental depreciation expense being recorded during the three months ended June 30, 2008, following the finalization of the cost segregation study for the Hurricane Katrina rebuild assets at Hollywood Casino Bay St. Louis.

Depreciation and amortization expense at Argosy Casino Riverside decreased by $0.9 million, or 24.0%, and $1.9 million, or 24.4%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to a large volume of equipment related to the casino expansion completed in December 2003 now being fully depreciated.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2009	2008	Variance	Variance
Interest expense	$(29,851)	$(44,536)	$14,685	33.0%
Interest income	1,603	553	1,050	189.9%
Loss from joint venture	(416)	(152)	(264)	(173.7)%
Other	2,887	(574)	3,461	603.0%
Total other expenses	$(25,777)	$(44,709)	$18,932	42.3%

				Percentage
Six Months Ended June 30,	2009	2008	Variance	Variance
Interest expense	$(61,089)	$(91,751)	$30,662	33.4%
Interest income	4,694	1,236	3,458	279.8%
Loss from joint venture	(719)	(911)	192	21.1%
Other	4,979	884	4,095	463.2%
Total other expenses	$(52,135)	$(90,542)	$38,407	42.4%

Interest expense

Interest expense decreased by $14.7 million, or 33.0%, and $30.7 million, or 33.4%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to lower outstanding balances and lower interest rates on our $2.725 billion senior secured credit facility, which was partially offset by increased interest expense resulting from hedge ineffectiveness and payments related to interest rate swaps due to the drop in variable rates and lower capitalized interest during the six months ended June 30, 2009.

Interest income

Interest income increased by $1.1 million, or 189.9%, and $3.5 million, or 279.8%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to interest earned on the investment in corporate debt securities, as well as the original issue discount amortization.

Other

Other increased by $3.5 million, or 603.0%, and $4.1 million, or 463.2%, for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to the gain on the sale of the investment in corporate debt securities, partially offset by foreign currency losses.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $165.3 million and $179.6 million for the six months ended June 30, 2009 and 2008, respectively. Net cash provided by operating activities for the six months ended June 30, 2009 included net income of $69.1 million, non-cash reconciling items, such as depreciation, amortization, the charge for stock compensation, the Empress Casino Hotel fire insurance loss, the gain on sale of investment in corporate debt securities and the impairment loss for replaced Lawrenceburg vessel, of $123.3 million, all of which were partially offset by net changes in asset and liability accounts of $27.1 million.

Net cash used in investing activities totaled $63.6 million and $196.4 million for the six months ended June 30, 2009 and 2008, respectively. Net cash used in investing activities for the six months ended June 30, 2009 included expenditures for property and equipment totaling $139.0 million, which was partially offset by proceeds from the sale of property and equipment, the sale of investment in corporate debt securities and insurance proceeds received as a result of the Empress Casino Hotel fire totaling $8.8 million, $50.6 million and $16.0 million, respectively.

Net cash used in financing activities totaled $52.8 million and $33.2 million for the six months ended June 30, 2009 and 2008, respectively. Net cash used in financing activities for the six months ended June 30, 2009 included principal payments on long-term debt totaling $172.4 million and $8.1 million in payments on insurance financing, both of which were partially offset by proceeds from the exercise of stock options totaling $3.5 million, the tax benefit from stock options exercised totaling $1.5 million, and proceeds from the issuance of long-term debt of $122.7 million.

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

We used a portion of the net proceeds from the Investment and the after-tax proceeds of the Cash Termination Fee for the repayment of some of our existing debt, repurchases of our Common Stock, lobbying expenses for efforts in Ohio and investment in corporate debt securities, with the remainder being invested primarily in short-term securities. The repurchase of up to $200 million of our Common Stock over the twenty-four month period ending July 2010 was authorized by our Board of Directors in July 2008. During the year ended December 31, 2008, we repurchased 8,934,984 shares of our Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05. During the six months ended June 30, 2009, we did not repurchase any shares of our Common Stock.

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

The following table summarizes our expected capital project expenditures by property for the fiscal year ending December 31, 2009, and actual expenditures for the six months ended June 30, 2009:

Property	Expected for Year Ending December 31, 2009	Expenditures for Six Months Ended June 30, 2009	Balance to Expend in 2009
	(in millions)

Hollywood Casino Lawrenceburg	$134.5	$75.9	$58.6
Empress Casino Hotel	52.9	25.5	27.4
Black Gold Casino at Zia Park	3.5	0.4	3.1
Hollywood Casino at Penn National Race Course	4.7	3.4	1.3
Hollywood Slots Hotel and Raceway	0.7	0.4	0.3
Other	22.0	1.8	20.2
Total	$218.3	$107.4	$110.9

The Hollywood-themed expansion at Lawrenceburg includes the addition of 1,500 parking spaces and 1,168 gaming positions, as well as enhanced amenities and a floor layout that will better facilitate customer flow. The garage and pedestrian walkway opened in May 2008 and the gaming facility opened in June 2009.

At Empress Casino Hotel, we started the facility enhancements in late 2008. On March 20, 2009, Empress Casino Hotel was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and plans are presently being developed for the permanent land-based pavilion, with construction being estimated to be completed by the first quarter of 2010 on the parking garage and by the fourth quarter of 2010 on the pavilion.

During the six months ended June 30, 2009, we spent approximately $31.6 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures was for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolver portion of our $2.725 billion senior secured credit facility have funded our capital project and capital maintenance expenditures in 2009 to date.

Debt

Senior Secured Credit Facility

During the six months ended June 30, 2009, our $2.725 billion senior secured credit facility amount outstanding decreased by $35.9 million, primarily due to scheduled principal payments on the Term Loan A Facility and Term Loan B Facility, partially offset by the issuance of long-term debt for items such as payment for capital expenditures.

Other Long-Term Obligations

On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, we entered into the Second Amendment to the Purchase Agreement and Release of Claims with the MTGA pertaining to the Purchase Agreement, and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against us under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. We recorded the present value of the $30 million liability within debt, as the amount due to the MTGA was payable over five years. In March 2009, we entered into the Third Amendment to the Purchase Agreement, in which the remaining payments due under the Purchase Agreement were accelerated and reduced.  Under the Third Amendment to the Purchase Agreement, in exchange for the accelerated payment, which was paid to the MTGA in March 2009, all remaining obligations under the Purchase Agreement were deemed to be satisfied.  In addition, during the six months ended June 30, 2009, we recorded a $1.3 million gain which is included in other income within the consolidated statements of income.

Covenants

At June 30, 2009, we were in compliance with all required financial covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at June 30, 2009 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates at period-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each period-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve at June 30, 2009.

	7/1/09 - 6/30/10	7/1/10 - 6/30/11	7/1/11 - 6/30/12	7/1/12 - 6/30/13	7/1/13 - 6/30/14	Thereafter	Total	Fair Value 6/30/09
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$200,000	$—	$—	$250,000	$450,000	$423,500
Average interest rate	—	—	6.88%	—	—	6.75%

Variable rate	$97,750	$246,618	$1,191,750	$387,750	$—	$—	$1,923,868	$1,923,868
Average interest rate (1)	3.47%	4.06%	4.95%	5.27%	—	—

Leases	$1,356	$1,052	$1,124	$79	$86	$1,794	$5,491	$5,491
Average interest rate	6.08%	5.69%	5.66%	7.72%	7.72%	7.72%

Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$2,262,000	$540,000	$—	$—	$—	$—	N/A	$(54,232)
Average pay rate	2.59%	2.30%					N/A
Average receive rate (3)	2.13%	2.78%					N/A

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective in providing that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.

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

ITEM 1A. RISK FACTORS

We make reference to the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 2, 2009.  The risk factors remain the same except for those as set forth below:

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

For the fiscal year ended December 31, 2008, approximately 37.5% of our net revenues were collectively derived from our Charles Town and Lawrenceburg operations. Our ability to meet our operating and debt service requirements is substantially dependent upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including:

•      risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the effect on Charles Town of the new gaming venues now possible in Maryland and the impact on Lawrenceburg of Indianapolis Downs and Hoosier Downs and the introduction of commercial casinos in Ohio and an additional gaming license in Illinois);

•      changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) applicable to a facility;

•      impeded access to a facility due to weather, road construction or closures of primary access routes; and

•      the occurrence of casualty events, floods and other natural disasters and mechanical failure or extended or extraordinary maintenance.

If any of these events occur, our operating revenues and cash flow could decline significantly.

We may face disruption in integrating and managing facilities we may acquire in the future.

We expect to continue pursuing expansion opportunities, and we regularly evaluate opportunities for joint ventures as well as acquisition of other properties, which evaluations may include discussions and the review of confidential information after the execution of nondisclosure agreements with potential joint venture partners and acquisition candidates, some of which may be potentially significant in relation to our size.

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

We face significant competition from other gaming operations and other forms of entertainment.

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

Gaming competition is intense in most of the markets where we operate. As competing properties and new markets are opened (for instance, the introduction of commercial casinos in Kansas, Maryland, Ohio and Kentucky, an additional gaming license in Illinois, the introduction of tavern licenses in several states, the potential competition in Baton Rouge and the new properties in St. Louis and Indianapolis), our operating results may be negatively affected. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. There could be further competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes.

We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in detail in the subsection entitled “Gaming Operations” in the “The Company—Competition” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

We face extensive regulation from gaming and other regulatory authorities.

Licensing requirements. As owners and managers of gaming and pari-mutuel wagering facilities, we are subject to extensive state, local and, in Canada, provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. Various regulatory authorities, including the Colorado Limited Gaming Control Commission, the Florida Department of Business and Professional Regulation-

Division of Pari-Mutuel Wagering, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Gaming and Racing Commission, the Louisiana Gaming Control Board, the Maine Gambling Control Board, the Maine Harness Racing Commission, the Mississippi State Tax Commission, the Mississippi Gaming Commission, the Missouri Gaming Commission, the New Jersey Racing Commission, the New Mexico Gaming Control Board, the New Mexico Racing Commission, the Ohio State Racing Commission, the Pennsylvania Gaming Control Board, the Pennsylvania State Horse Racing Commission, the West Virginia Racing Commission, the West Virginia Lottery Commission, and the Alcohol and Gaming Commission of Ontario, have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, numbers and types of machines and loss limits. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Moreover, legislation to prohibit or limit gaming may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results. For example, in October 2005, the Illinois House of Representatives voted to approve proposed legislation that would eliminate riverboat gambling. If the Illinois Senate had passed a bill eliminating riverboat gambling, our business would have been materially impacted. In addition, legislation banning smoking appears to be gaining momentum in a number of jurisdictions where we operate or may operate in the future (including passage in Illinois, Colorado and Pennsylvania in 2008 and proposed legislation in Kansas and Maryland). If these bans continue to be enacted, our business could be adversely affected.

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

Inclement weather, casualty events and other conditions could seriously disrupt our business and have a material adverse effect on our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, road construction or closures of primary access routes, flood, hurricane or other severe weather conditions. For example, in late August 2005, we closed Hollywood Casino Bay St. Louis in Bay St. Louis, Mississippi, Boomtown Biloxi in Biloxi, Mississippi and Hollywood Casino Baton Rouge in Baton Rouge, Louisiana in anticipation of Hurricane Katrina. Hollywood Casino Baton Rouge subsequently reopened on August 30, 2005. However, due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume until June 29, 2006 and August 31, 2006, respectively. Additionally, on March 20, 2009, Empress Casino Hotel was closed following a fire that started in the land-based pavilion at the facility. On June 25, 2009, the casino barge was reopened with temporary land-based facilities. In addition, several of our casinos are subject to risks generally associated with the movement of vessels on inland waterways, including risks of collision or casualty due to river turbulence and traffic. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period.

The extent to which we can recover under our insurance policies for damages sustained at our properties in the event of future inclement weather, casualty events and other conditions, as well as changes in the local gaming market as a result of future inclement weather, casualty events and other conditions could adversely affect our business.

On August 28, 2005, we closed Hollywood Casino Bay St. Louis in Bay St. Louis, Mississippi and Boomtown Biloxi casino in Biloxi, Mississippi in anticipation of Hurricane Katrina. Due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume until June 29, 2006 and August 31, 2006, respectively. In addition, on March 20, 2009, Empress Casino Hotel was closed following a fire that started in the land-based pavilion at the facility. On June 25, 2009, the casino barge was reopened with temporary land-based facilities.  We maintain significant property insurance, including business interruption coverage, for Hollywood Casino Bay St. Louis, Boomtown Biloxi and Empress Casino Hotel. However, there can be no assurances that we will be fully or promptly compensated for losses relating to future inclement weather, casualty events and other conditions at any of our facilities. Our experience also demonstrates that the infrastructure damage caused by inclement weather, such as hurricanes, to the surrounding communities can adversely affect the local gaming markets by making travel and staffing more difficult.

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

Effective October 1, 2004, we signed an agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course that expires on September 30, 2011. At the Charles Town Entertainment Complex, we have an agreement with the Charles Town Horsemen with an initial term expiring on December 31, 2011, and an agreement with the breeders that expires on June 30, 2010. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks which expires on December 31, 2010. Our agreement with the Maine Harness Horsemen Association at Bangor Raceway expires at the end of the 2011 racing season. Our agreement with the horsemen at Freehold Raceway expired in May 2009.  The parties are currently working cooperatively on a three-year extension, which is expected to be executed in due course.

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

The recent downturn in the national economy, volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our revenues and our ability to access financing.

The recent economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future.  The gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally have less disposable income.  As a result, our revenues from our operations attributable to consumer spending levels may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

Furthermore, while we intend to finance expansion and renovation projects with existing cash, cash flow from operations and borrowing under our senior secured credit facility, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all. Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations and could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  An Annual Meeting of Shareholders was held on June 3, 2009.

(b)                                 Certain matters voted upon at the Annual Meeting and the votes cast with respect to such matters are as follows:

(i)             Election of Directors:

Name	Votes For	Votes Withheld
David A. Handler	52,614,239	22,904,102
John M. Jacquemin	68,950,820	6,567,520

(ii)           Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for 2009:

Votes For	Votes Against	Abstentions	Broker Non-Votes
75,407,152	91,232	19,956	0

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1*	Form of Restricted Stock Award for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

August 7, 2009	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1*	Form of Restricted Stock Award for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.