Form 10-Q
period 2009-09-30
PENN NATIONAL GAMING INC
filed 2009-11-09
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Title	Outstanding as of October 28, 2009
Common Stock, par value $.01 per share	78,644,526 (includes 325,500 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the passage of state, federal or local legislation or referenda that would expand, restrict, further tax, prevent or negatively impact operations (such as a smoking ban at any of our facilities) in or adjacent to the jurisdictions in which we do business; the activities of our competitors and the emergence of new competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; delays or changes to, or cancellations of, planned capital projects at our gaming and pari-mutuel facilities or an inability to achieve the expected returns from such projects; construction factors, including delays and the cost of labor and materials; the ability to recover proceeds on significant insurance claims (such as claims related to the fire at Empress Casino Hotel); our ability to identify attractive acquisition and development opportunities and to agree to terms with partners for such transactions, the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; the availability and cost of financing; the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; the outcome of legal proceedings instituted against the Company in connection with the termination of the previously announced acquisition of the Company by certain affiliates of Fortress Investment Group LLC and Centerbridge Partners, L.P.; the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; changes in accounting standards; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather on our operations; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the SEC.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$764,409	$746,278
Receivables, net of allowance for doubtful accounts of $3,771 and $3,797 at September 30, 2009 and December 31, 2008, respectively	49,074	43,574
Insurance receivable	36,359	—
Prepaid expenses and other current assets	96,514	95,386
Deferred income taxes	22,900	21,065
Total current assets	969,256	906,303
Property and equipment, net	1,820,391	1,812,131
Other assets
Investment in and advances to unconsolidated affiliate	26,237	14,419
Goodwill	1,595,875	1,598,571
Other intangible assets	685,843	693,764
Deferred financing fees, net of accumulated amortization of $39,774 and $38,914 at September 30, 2009 and December 31, 2008, respectively	44,837	34,910
Other assets	108,800	129,578
Total other assets	2,461,592	2,471,242
Total assets	$5,251,239	$5,189,676

Liabilities
Current liabilities
Current maturities of long-term debt	$1,221	$105,281
Accounts payable	15,438	35,540
Accrued expenses	101,522	106,769
Accrued interest	60,751	80,190
Accrued salaries and wages	67,535	55,380
Gaming, pari-mutuel, property, and other taxes	50,781	44,503
Income taxes	1,956	—
Insurance financing	8,099	8,093
Other current liabilities	38,739	34,730
Total current liabilities	346,042	470,486

Long-term liabilities
Long-term debt, net of current maturities	2,380,384	2,324,899
Deferred income taxes	261,758	265,610
Noncurrent tax liabilities	61,756	68,632
Other noncurrent liabilities	7,169	2,776
Total long-term liabilities	2,711,067	2,661,917

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,500 issued and outstanding at September 30, 2009 and December 31, 2008)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,621,526 and 78,148,488 shares issued at September 30, 2009 and December 31, 2008, respectively)	785	782
Additional paid-in capital	1,472,066	1,442,829
Retained earnings	752,847	662,355
Accumulated other comprehensive loss	(31,568)	(48,693)
Total shareholders’ equity	2,194,130	2,057,273
Total liabilities and shareholders’ equity	$5,251,239	$5,189,676

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues
Gaming	$565,483	$558,424	$1,651,776	$1,685,455
Management service fee	4,239	4,898	10,946	13,577
Food, beverage and other	87,404	88,670	258,273	252,040
Gross revenues	657,126	651,992	1,920,995	1,951,072
Less promotional allowances	(36,700)	(34,105)	(107,526)	(99,105)
Net revenues	620,426	617,887	1,813,469	1,851,967

Operating expenses
Gaming	303,420	301,944	887,602	903,489
Food, beverage and other	69,100	67,274	199,158	195,164
General and administrative	110,116	108,068	302,587	295,589
Impairment loss for replaced Lawrenceburg vessel	120	—	11,809	—
Empress Casino Hotel fire	211	—	5,942	—
Depreciation and amortization	50,055	44,224	141,427	129,198
Total operating expenses	533,022	521,510	1,548,525	1,523,440
Income from operations	87,404	96,377	264,944	328,527

Other income (expenses)
Interest expense	(36,785)	(37,880)	(97,874)	(129,631)
Interest income	956	720	5,650	1,956
Loss from joint venture	(36)	(139)	(755)	(1,050)
Merger termination settlement fees, net of related expenses	—	195,471	—	195,471
Loss on early extinguishment of debt	(3,599)	—	(3,599)	—
Other	(2,560)	636	2,419	1,520
Total other (expenses) income	(42,024)	158,808	(94,159)	68,266

Income from operations before income taxes	45,380	255,185	170,785	396,793
Taxes on income	24,029	107,694	80,293	171,543
Net income	$21,351	$147,491	$90,492	$225,250

Basic earnings per common share	$0.22	$1.72	$0.94	$2.61
Diluted earnings per common share	$0.20	$1.69	$0.85	$2.55

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	(Loss) Income	Equity	Income (loss)
Balance, December 31, 2007	—	$—	88,579,070	$887	$(2,379)	$322,760	$815,678	$(15,984)	$1,120,962
Stock option activity, including tax benefit of $965	—	—	150,196	2	—	17,511	—	—	17,513	$—
Share activity	—	—	(2,848,400)	(30)	2,379	(33,988)	—	—	(31,639)
Restricted stock	—	—	—	—	—	1,476	—	—	1,476	—
Change in fair value of interest rate swap contracts, net of income taxes of $801	—	—	—	—	—	—	—	1,410	1,410	1,410
Change in fair value of corporate debt securities	—	—	—	—	—	—	—	(420)	(420)	(420)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(461)	(461)	(461)
Net income	—	—	—	—	—	—	225,250	—	225,250	225,250
Balance, September 30, 2008	—	$—	85,880,866	$859	$—	$307,759	$1,040,928	$(15,455)	$1,334,091	$225,779

Balance, December 31, 2008	12,500	$—	78,148,488	$782	$—	$1,442,829	$662,355	$(48,693)	$2,057,273
Stock option activity, including tax benefit of $1,885	—	—	367,538	3	—	27,499	—	—	27,502	$—
Restricted stock	—	—	105,500	—	—	1,738	—	—	1,738	—
Change in fair value of interest rate swap contracts, net of income taxes of $5,451	—	—	—	—	—	—	—	9,681	9,681	9,681
Change in fair value of corporate debt securities	—	—	—	—	—	—	—	6,537	6,537	6,537
Foreign currency translation adjustment	—	—	—	—	—	—	—	907	907	907
Net income	—	—	—	—	—	—	90,492	—	90,492	90,492
Balance, September 30, 2009	12,500	$—	78,621,526	$785	$—	$1,472,066	$752,847	$(31,568)	$2,194,130	$107,617

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Nine Months Ended September 30,	2009	2008
Operating activities
Net income	$90,492	$225,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,427	129,198
Amortization of items charged to interest expense	8,746	9,489
Amortization of items charged to interest income	(1,408)	(38)
(Gain) loss on sale of fixed assets	(340)	999
Loss from joint venture	755	1,050
Loss on early extinguishment of debt	3,599	—
Empress Casino Hotel fire	5,064	—
Gain on accelerated payment of other long-term obligations	(1,305)	—
Gain on sale of investment in corporate debt securities	(6,598)	—
Deferred income taxes	(13,091)	2,936
Charge for stock compensation	21,904	18,519
Impairment loss for replaced Lawrenceburg vessel	11,689	—
(Increase) decrease, net of businesses acquired
Accounts receivable	(18,331)	1,868
Prepaid expenses and other current assets	(1,520)	(30,414)
Other assets	2,645	(10,567)
(Decrease) increase, net of businesses acquired
Accounts payable	(2,648)	(2,106)
Accrued expenses	(4,065)	(17,958)
Accrued interest	(4,307)	(8,203)
Accrued salaries and wages	12,155	6,539
Gaming, pari-mutuel, property and other taxes	6,278	17,298
Income taxes payable	13,184	23,992
Other current and noncurrent liabilities	8,402	5,358
Other noncurrent tax liabilities	4,109	(2,465)
Net cash provided by operating activities	276,836	370,745
Investing activities
Expenditures for property and equipment	(227,575)	(272,951)
Proceeds from sale of property and equipment	2,120	882
Investment in corporate debt securities	—	(5,110)
Proceeds from sale of investment in corporate debt securities	50,602	—
Proceeds from Empress Casino Hotel fire	17,000	—
Investment in Kansas Entertainment	(12,500)	—
Increase in cash in escrow	(25,000)	—
Acquisition of businesses and licenses, net of cash acquired	—	(382)
Net cash used in investing activities	(195,353)	(277,561)
Financing activities
Proceeds from exercise of options	4,299	1,942
Repurchases of common stock	—	(31,627)
Proceeds from issuance of long-term debt	650,214	215,937
Principal payments on long-term debt	(697,650)	(798,164)
Deposit on preferred stock, net of related expenses	—	471,400
Proceeds from insurance financing	12,727	22,255
Payments on insurance financing	(12,721)	(24,608)
Increase in deferred financing fees	(22,106)	—
Tax benefit from stock options exercised	1,885	965
Net cash used in financing activities	(63,352)	(141,900)
Net increase (decrease) in cash and cash equivalents	18,131	(48,716)
Cash and cash equivalents at beginning of year	746,278	174,372
Cash and cash equivalents at end of period	$764,409	$125,656

Supplemental disclosure
Interest expense paid	$99,692	$139,310
Income taxes paid	$58,741	$135,598

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2008 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company used a portion of the net proceeds from the Investment and the after-tax proceeds of the Cash Termination Fee for the repayment of some of its existing debt, repurchases of its Common Stock, lobbying expenses for efforts in Ohio and investment in corporate debt securities, with the remainder being invested primarily in short-term securities. The repurchase of up to $200 million of the Company’s Common Stock over the twenty-four month period ending July 2010 was authorized by the Company’s Board of Directors in July 2008. During the year ended December 31, 2008, the Company repurchased 8,934,984 shares of its Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05. During the nine months ended September 30, 2009, the Company did not repurchase any shares of its Common Stock.

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

Revenues are recognized net of certain sales incentives in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-50, “Revenue Recognition-Customer Payments and Incentives” (“ASC 605-50”). The consensus in ASC 605-50 requires that sales incentives and points earned in point-loyalty programs be recorded as a reduction of revenue. The Company recognizes incentives related to gaming play and points earned in point-loyalty programs as a direct reduction of gaming revenue.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Rooms	$6,050	$4,568	$16,874	$12,835
Food and beverage	27,963	26,249	82,531	76,317
Other	2,687	3,288	8,121	9,953
Total promotional allowances	$36,700	$34,105	$107,526	$99,105

The estimated cost of providing such complimentary services for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Rooms	$2,373	$1,824	$6,798	$5,151
Food and beverage	20,809	18,786	58,193	54,513
Other	1,742	1,602	4,876	4,402
Total cost of complimentary services	$24,924	$22,212	$69,867	$64,066

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share” (“ASC 260”). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

In the fourth quarter of 2008, the Company issued 12,500 shares of the Company’s Preferred Stock, which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period.

The following table sets forth the allocation of net income for the three and nine months ended September 30, 2009 and 2008 under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Net income	$21,351	$147,491	$90,492	$225,250
Net income applicable to preferred stock	4,098	—	17,459	—
Net income applicable to common stock	$17,253	$147,491	$73,033	$225,250

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	78,255	85,785	78,044	86,288
Assumed conversion of dilutive stock options	1,186	1,445	998	1,940
Assumed conversion of preferred stock	27,778	—	27,778	—
Diluted weighted-average common shares outstanding	107,219	87,230	106,820	88,228

Reflecting the issuance of the Company’s Preferred Stock, the Company is required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the price of the Company’s Common Stock is less than $45, the diluted weighted-average common shares outstanding is increased by 27,777,778 shares (regardless of how much the stock price is below $45); 2) when the price of the Company’s Common Stock is between $45 and $67, the diluted weighted-average common shares outstanding is increased by an amount which can be calculated by dividing $1.25 billion by the current price per share of the Company’s Common Stock, which will result in an increase in the diluted weighted-average common shares outstanding of between 18,656,716 shares and 27,777,778 shares; and 3) when the price of the Company’s Common Stock is above $67, the diluted weighted-average common shares outstanding is increased by 18,656,716 shares (regardless of how much the stock price exceeds $67).  At September 30, 2009, the price of the Company’s Common Stock was below $45.

Options to purchase 4,729,502 shares and 8,435,832 shares were outstanding during the three and nine months ended September 30, 2009, respectively, but were not included in the computation of diluted EPS because they are antidilutive. Options to purchase 4,939,838 shares and 1,567,760 shares were outstanding during the three and nine months ended September 30, 2008, respectively, but were not included in the computation of diluted EPS because they are antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Calculation of basic EPS:
Net income applicable to common stock	$17,253	$147,491	$73,033	$225,250
Weighted-average common shares outstanding	78,255	85,785	78,044	86,288
Basic EPS	$0.22	$1.72	$0.94	$2.61

Calculation of diluted EPS:
Net income	$21,351	$147,491	$90,492	$225,250
Diluted weighted-average common shares outstanding	107,219	87,230	106,820	88,228
Diluted EPS	$0.20	$1.69	$0.85	$2.55

The repurchase of up to $200 million of the Company’s Common Stock over the twenty-four month period ending July 2010 was authorized by the Company’s Board of Directors in July 2008. During the year ended December 31, 2008, the Company repurchased 8,934,984 shares of its Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05. During the nine months ended September 30, 2009, the Company did not repurchase any shares of its Common Stock.

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.29 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at September 30, 2009 and 2008:

Nine Months Ended September 30,	2009	2008

Risk-free interest rate	2.63%	3.28%
Expected volatility	49.43%	35.87%
Dividend yield	—	—
Weighted-average expected life (years)	5.29	4.72
Forfeiture rate	4.00%	4.00%

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

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at September 30, 2009.

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

Under cash flow hedge accounting, derivatives are included in the consolidated balance sheets as assets or liabilities at fair value. The interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at September 30, 2009 and December 31, 2008.

During the three and nine months ended September 30, 2009, the Company had certain derivative instruments that were not designated to qualify for hedge accounting. The periodic change in the mark-to-market of these derivative instruments is recorded in current period earnings.

Credit risk relating to derivative counterparties is mitigated by using multiple, highly rated counterparties, and the credit quality of each is monitored on an ongoing basis.

4.  New Accounting Pronouncements

In September 2009, the FASB issued guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent). The guidance creates a practical expedient to measure the fair value of an investment that is within the scope of the guidance on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore, the guidance allows certain attributes of the investment, which in the past may have indicated that it was necessary to make adjustments to the net asset value per share (or its equivalent) to estimate the fair value of the investment, to not be considered if the practical expedient is used. Additional disclosures are also required under the guidance. The guidance is effective for interim and annual periods ending after December 15, 2009, with early application permitted. The Company is currently determining the impact of the guidance on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification in measuring the fair value of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted the guidance as of October 1, 2009, as required. This guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued the ASC. The ASC became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The ASC is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the ASC as of September 30, 2009, as required. The adoption of the ASC did not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued amended guidance for variable interest entities. The objective of the amended guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The amended guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently determining the impact of the amended guidance on its consolidated financial statements.

In May 2009, the FASB issued guidance on subsequent events.  The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under the guidance, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued additional requirements regarding disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new requirements are effective for interim reporting periods ending after June 15, 2009. The Company adopted the additional requirements as of June 30, 2009, as required. The adoption of the new requirements did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments. The guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for all assets acquired or liabilities assumed arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that the adoption of the guidance will have an impact on its consolidated financial statements, in the event that the Company acquires companies in the future.

In April 2008, the FASB issued guidance regarding the determination of the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company adopted the guidance as of January 1, 2009, as required. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued guidance regarding the disclosure of derivative instruments and hedging activities. The guidance requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted the guidance as of January 1, 2009, as required. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued amended guidance on business combinations.  The intention of the amended guidance is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. The amended guidance requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, the amended guidance modifies the accounting for transaction and restructuring costs. The amended guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the amended guidance as of January 1, 2009, as required. The Company expects that the adoption of the amended guidance will have an impact on its consolidated financial statements, in the event that the Company acquires companies in the future.

In September 2006, the FASB issued guidance on fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB amended the guidance so as to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases and to delay the effective date of the guidance to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued additional guidance that provides clarification on the application of the guidance on fair value measurements in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted the guidance on fair value measurements, as amended, and on a prospective basis, as of January 1, 2008. The January 1, 2008 adoption did not have a material impact on the Company’s consolidated financial statements. The Company adopted the guidance on fair value measurements, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The January 1, 2009 adoption did not have a material impact on the Company’s consolidated financial statements.

5.  Investment In and Advances to Unconsolidated Affiliate

On September 10, 2009, the Company announced that it had entered into an agreement, subject to local and regulatory approvals and certain other closing conditions, with principals of The Cordish Company (“Cordish”), the managing member of Kansas Entertainment, LLC (“Kansas Entertainment”), wherein the Company agreed to acquire Cordish’s 50% interest in Kansas Entertainment and to assume their role as managing member.

As a result of the agreement with Cordish, the Company joined Kansas Speedway Development Corporation, a wholly-owned subsidiary of International Speedway Corporation (which owns the other 50% of Kansas Entertainment) in its pending application with the Kansas Lottery Commission to develop and operate a facility in the North East Gaming Zone in Wyandotte County, Kansas. Under the agreement, the Company and International Speedway Corporation will share equally the cost of developing and constructing the proposed facility, and intend to jointly seek third party financing for the project. If such third party financing cannot be obtained on satisfactory terms, the Company and International Speedway Corporation are prepared to finance the project.

On September 14, 2009, as a result of the agreement with Cordish, the Company withdrew its license application with the Kansas Lottery Commission to be considered as a Lottery Gaming Facility Manager in Wyandotte County at another site.

The Company’s investment in Kansas Entertainment, which consists of the Company’s portion of the refundable privilege fee paid to the Kansas Lottery Commission in conjunction with the pending application, is included in investment in and advances to unconsolidated affiliate within the consolidated balance sheet at September 30, 2009.

In accordance with the agreement, $25.0 million was placed in escrow until certain conditions in the agreement with Cordish are satisfied. This amount is included in other assets within the consolidated balance sheet at September 30, 2009.

6.  Property and Equipment

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)

Land and improvements	$221,235	$216,834
Building and improvements	1,420,472	1,298,513
Furniture, fixtures, and equipment	825,659	692,851
Leasehold improvements	17,186	17,128
Construction in progress	39,799	183,056
Total property and equipment	2,524,351	2,408,382
Less accumulated depreciation and amortization	(703,960)	(596,251)
Property and equipment, net	$1,820,391	$1,812,131

Depreciation and amortization expense, for property and equipment, totaled $48.3 million and $136.4 million for the three and nine months ended September 30, 2009, respectively, as compared to $42.2 million and $123.3 million for the three and nine months ended September 30, 2008, respectively. Interest capitalized in connection with major construction projects was $0.1 million and $6.5 million for the three and nine months ended September 30, 2009, respectively, as compared to $2.4 million and $11.3 million for the three and nine months ended September 30, 2008, respectively.

Included in the depreciation and amortization expense for the nine months ended September 30, 2009 was $4.8 million in depreciation expense that was recorded following the finalization of cost segregation studies for the casino projects at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway. The charge was a result of the depreciation estimate previously recorded by the Company for these projects being less than the depreciation calculated by the cost segregation studies, due to differences in the determination of useful lives for certain of the assets included in the projects and the allocation of certain costs that were incurred as part of the projects. For the nine months ended September 30, 2009, the impact of the charge to net income, Basic EPS, and Diluted EPS was $2.8 million, $0.04 and $0.03, respectively.

In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, the Company recorded an impairment loss for the replaced Lawrenceburg vessel of $0.1 million and $11.8 million during the three and nine months ended September 30, 2009, respectively.

7.  Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets had a gross carrying value of $2.3 billion at September 30, 2009 and December 31, 2008, and accumulated amortization of $39.7 million and $34.7 million at September 30, 2009 and December 31, 2008, respectively. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of goodwill and intangible asset at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Goodwill	$1,595,875	$—	$1,595,875	$1,598,571	$—	$1,598,571
Indefinite-life intangible assets	676,114	—	676,114	679,054	—	679,054
Other intangible assets	49,396	39,667	9,729	49,396	34,686	14,710
Total	$2,321,385	$39,667	$2,281,718	$2,327,021	$34,686	$2,292,335

The Company’s intangible asset amortization expense was $1.7 million and $5.0 million for the three and nine months ended September 30, 2009, respectively, as compared to $2.0 million and $5.9 million for the three and nine months ended September 30, 2008, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at September 30, 2009 (in thousands):

2009 (3 months)	$1,661
2010	5,773
2011	2,096
2012	199
2013	—
Thereafter	—
Total	$9,729

8.  Investment in Corporate Securities

In 2008, the Company made a $47.3 million investment in the corporate debt securities of other gaming companies. The investment, which the Company is treating as available-for-sale securities, is included in other assets within the consolidated balance sheets at September 30, 2009 and December 31, 2008. During the nine months ended September 30, 2009 and for the year ended December 31, 2008, the Company recorded a $6.5 million unrealized gain and an $8.0 million unrealized loss, respectively, in OCI for this investment.  The change in the fair value also reflects the original issue discount amortization, which was $1.4 million and $0.9 million for the nine months ended September 30, 2009 and for the year ended December 31, 2008, respectively.

During the nine months ended September 30, 2009, the Company sold $42.2 million of this investment and recorded a $6.6 million gain, which is included in other income within the consolidated statements of income.

The following is a schedule of the contractual maturities of the Company’s investment in corporate securities at September 30, 2009 (in thousands):

Within one year	$—
1-3 years	—
3-5 years	4,130
Over 5 years	—
Total	$4,130

9.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)

Senior secured credit facility	$1,695,734	$1,959,784
$200 million 6 7/8% senior subordinated notes	105,536	200,000
$250 million 6 ¾% senior subordinated notes	250,000	250,000
$325 million 8 ¾% senior subordinated notes	325,000	—
Other long-term obligations	—	14,201
Capital leases	5,335	6,195
	2,381,605	2,430,180
Less current maturities of long-term debt	(1,221)	(105,281)
	$2,380,384	$2,324,899

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2009 (in thousands):

Within one year	$1,221
1-3 years	1,415,694
3-5 years	387,918
Over 5 years	576,772
Total minimum payments	$2,381,605

At September 30, 2009, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $26.9 million.

Senior Secured Credit Facility

The senior secured credit facility historically consisted of three credit facilities comprised of a $750 million revolving credit facility, a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility.  In September 2009, the Company amended its senior secured credit facility, in order to increase the borrowing capacity and to extend the term under the revolving credit facility portion of the senior secured credit facility. Under the new revolving credit facility, two tranches were created, one for those participants who agreed to extend and one for those that did not extend. Tranche A Revolving Loans consist of available borrowings of $359.4 million, which are due on the original maturity date of October 3, 2010, and Tranche B Revolving Loans consist of available borrowings of $640.6 million, which are due on July 3, 2012, for a total borrowing capacity of $1 billion.

In August 2009, the Company repaid $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time, using a portion of the proceeds from the offering of $325 million 8 ¾% senior subordinated notes.  In addition, in September 2009, the Company repaid all of the remaining outstanding borrowings under the Term Loan A Facility, using drawings under the new revolving credit facility.

As of September 30, 2009, $177.6 million was drawn under the revolving credit facility and $1,518.1 million was outstanding under the Term Loan B Facility, for a total of $1,695.7 million.

The Company recorded a $2.4 million loss on early extinguishment of debt during the three and nine months ended September 30, 2009 for the write-off of deferred financing fees related to the Term Loan A Facility.

Redemption of 6 7/8% Senior Subordinated Notes

In August 2009, the Company called for the redemption of its $200 million 6 7/8% senior subordinated notes. The redemption price was $1,000 per $1,000 principal amount, plus accrued and unpaid interest, which was paid in September 2009. Approximately $94.5 million aggregate principal amount of the 6 7/8% senior subordinated notes were validly tendered and paid. The Company recorded a $1.2 million loss on early extinguishment of debt during the three and nine months ended September 30, 2009 for the write-off of a portion of the deferred financing fees related to the $200 million 6 7/8% senior subordinated notes. The Company funded the redemption from a portion of the proceeds from the offering of $325 million 8 ¾% senior subordinated notes and available cash.

8 ¾% Senior Subordinated Notes

In August 2009, the Company completed an offering of $325 million 8 ¾% senior subordinated notes that mature on August 15, 2019. Interest on the $325 million 8 ¾% senior subordinated notes is payable on February 15 and August 15 of each year, beginning February 15, 2010.  The $325 million 8 ¾% senior subordinated notes are general unsecured obligations and are not guaranteed by the Company’s subsidiaries. The $325 million 8 ¾% senior subordinated notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

A portion of the proceeds from the offering were used to repay $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time. The remainder of the proceeds, plus available cash, was used to pay the validly-tendered principal amounts of the $200 million 6 7/8% senior subordinated notes.

Interest Rate Swap Contracts

In accordance with the terms of its senior secured credit facility, the Company was required to enter into fixed-rate debt or interest rate swap agreements in an amount equal to 50% of the Company’s consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the senior secured credit facility.

The effect of derivative instruments on the consolidated statement of income for the three months ended September 30, 2009 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$11,363	Interest expense	$(6,587)	None	$—
Total	$11,363		$(6,587)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$(132)
Total		$(132)

The effect of derivative instruments on the consolidated statement of income for the nine months ended September 30, 2009 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$19,462	Interest expense	$(23,717)	None	$—
Total	$19,462		$(23,717)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$409
Total		$409

In addition, during the three and nine months ended September 30, 2009, the Company amortized $6.6 million and $10.9 million, respectively, in OCI related to the derivatives not designated as hedging instruments under ASC 815, “Derivatives and Hedging”.

In the coming twelve months, the Company anticipates that approximately a $34.8 million loss will be reclassified from OCI to earnings, as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable funding being hedged.

The following table sets forth the fair value of the interest rate swap contract liabilities included in accrued interest within the consolidated balance sheets at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	(in thousands)
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued interest	$26,042	Accrued interest	$63,185

Total derivatives designated as hedging instruments		$26,042		$63,185

Derivatives not designated as hedging instruments
Interest rate swap contracts	Accrued interest	$26,483	Accrued interest	$—

Total derivatives not designated as hedging instruments		$26,483		$—

Total derivatives		$52,525		$63,185

Other Long-Term Obligations

On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority (“MTGA”). Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, the Company entered into the Second Amendment to the Purchase Agreement and Release of Claims with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the “Purchase Agreement”), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. The Company recorded the present value of the $30 million liability within debt, as the amount due to the MTGA was payable over five years. In March 2009, the Company entered into the Third Amendment to the Purchase Agreement, in which the remaining payments due under the Purchase Agreement were accelerated and reduced.  Under the Third Amendment to the Purchase Agreement, in exchange for the accelerated payment, which was paid to the MTGA in March 2009, all remaining obligations under the Purchase Agreement were deemed to be satisfied. In addition, during the nine months ended September 30, 2009, the Company recorded a $1.3 million gain which is included in other income within the consolidated statements of income.

Covenants

At September 30, 2009, the Company was in compliance with all required financial covenants.

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

In conjunction with the Company’s acquisition of Argosy Gaming Company (“Argosy”) in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated in 1997 related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost profits that the plaintiff contended it could have earned if the gaming license had been issued to the plaintiff. On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys’ fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys’ fees, costs and interest. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights. The Company established an appropriate reserve and bonded the judgment pending its appeal. Both the plaintiff and the Company appealed the judgment to the First Circuit Court of Appeals in Louisiana. On August 31,

2009, the appellate court reversed the trial court’s decision and dismissed the case against Argosy in its entirety. Capitol House has requested reconsideration and that motion is currently pending.

The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin (collectively, the “Four Casinos”), and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the Four Casinos filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs’ request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case.  On June 10, 2009, the Four Casinos filed a petition with the court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption.  The Four Casinos have also requested the court to keep the protest funds from being distributed until the case is concluded.  On August 17, 2009, the Court dismissed the casinos’ petition to reopen the case, and the casino plaintiffs are appealing this decision.

On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the Four Casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the Four Casinos filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois, asking the Court to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 is paid into a protest fund where it accrues interest. The defendants have filed a motion to dismiss, which is currently being briefed by the parties. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit.

On June 12, 2009, the Four Casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund, racetrack owner John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c),(d) (“RICO”), based on an illegal scheme to secure the enactment of the 3% tax surcharge legislation in exchange for the payment of money by Johnston and entities controlled by him.  The casinos also seek to impose a constructive trust over all funds paid under the tax surcharge, and therefore all of the Illinois racetracks are named as parties to the lawsuit.  The casinos have continued to pay the tax surcharge under protest and on June 26, 2009, the casinos requested a Cook County court to enter an injunction to keep the protest funds from being distributed until after there is a final disposition of the federal RICO litigation.  The Cook County court declined the request for an injunction, and, on September 21, 2009, it dismissed the case. The defendants in the RICO case have filed motions to dismiss, which have been fully briefed.

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

On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company’s Common Stock between March 20, 2008 and

July 2, 2008. The lawsuit alleges that the Company’s disclosure practices relative to the proposed transaction with Fortress and Centerbridge and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint was amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and oral arguments for the motion were heard by the court on February 23, 2009. Following oral arguments, the court granted the Company’s motion and dismissed the complaint with prejudice. The plaintiffs filed a motion for reconsideration, which was denied on October 21, 2009.

On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the “County”) filed suit against Kansas Penn Gaming, LLC (“KPG,” a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied and the defendants appealed those decisions to the appellate court.  The Kansas appellate court declined to hear the appeal on jurisdictional grounds and the defendants have requested that the Kansas Supreme Court review that decision.

On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC (“HV”) in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the “Contract”) that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG’s alleged breach based on a Guaranty Agreement signed by the Company. Both cases were consolidated. The Company filed a motion to dismiss HV’s claims, which was denied on May 6, 2009. Discovery has concluded and dispositive motions are expected to be filed in December 2009.

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $8.1 million and $23.9 million for the three and nine months ended September 30, 2009, respectively, as compared to $8.1 million and $23.0 million for the three and nine months ended September 30, 2008, respectively.

The leases for land consist of annual base lease rent payments plus, in some instances, a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases.

The Company has an operating lease with the City of Bangor which covers the permanent facility that opened on July 1, 2008. Under the lease agreement, there is a fixed rent provision, as well as a revenue-sharing provision which is equal to 3% of gross slot revenue. The final term of the lease, which commenced with the opening of the permanent facility, is for an initial term of fifteen years, with three ten-year renewal options.

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

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at September 30, 2009 are as follows (in thousands):

Within one year	$6,897
1-3 years	11,906
3-5 years	8,426
Over 5 years	36,901
Total	$64,130

11.   Shareholders’ Equity

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

12.  Subsidiary Guarantors

Under the terms of the senior secured credit facility, most of Penn’s subsidiaries are guarantors under the agreement. Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by such subsidiaries under the terms of the senior secured credit facility are full and unconditional, joint and several. There are no significant restrictions within the senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and nine months ended, September 30, 2008, as Penn had no significant independent assets and no independent operations at, and for the three and nine months ended, September 30, 2008. However, during the year ended December 31, 2008, the Company placed some of the funds received from the issuance of its Preferred Stock into unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds and this resulted in significant independent assets. Summarized financial information for the three and nine months ended September 30, 2009 for Penn, the subsidiary guarantors of the senior secured credit facility and the subsidiary non-guarantors is presented below.

The senior secured credit facility historically consisted of three credit facilities comprised of a $750 million revolving credit facility, a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility.  In September 2009, the Company amended its senior secured credit facility, in order to increase the borrowing capacity and to extend the term under the revolving credit facility portion of the senior secured credit facility. Under the new revolving credit facility, two tranches were created, one for those participants who agreed to extend and one for those that did not extend. Tranche A Revolving Loans consist of available borrowings of $359.4 million, which are due on the original maturity date of October 3, 2010, and Tranche B Revolving Loans consist of available borrowings of $640.6 million, which are due on July 3, 2012, for a total borrowing capacity of $1 billion.

In August 2009, the Company repaid $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time, using a portion of the proceeds from the offering of $325 million 8 ¾% senior subordinated notes.  In addition, in September

2009, the Company repaid all of the remaining outstanding borrowings under the Term Loan A Facility, using drawings under the new revolving credit facility.

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

With regard to the $200 million 6 7/8% senior subordinated notes, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three and nine months ended, September 30, 2008, as Penn had no significant independent assets and no independent operations at, and for the three and nine months ended, September 30, 2008. However, during the year ended December 31, 2008, the Company placed some of the funds received from the issuance of its Preferred Stock into unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds and this resulted in significant independent assets. Summarized financial information for the three and nine months ended September 30, 2009 for Penn, the subsidiary guarantors of the $200 million 6 7/8% senior subordinated notes and the subsidiary non-guarantors is presented below.

In August 2009, the Company called for the redemption of the $200 million 6 7/8% senior subordinated notes. The redemption price was $1,000 per $1,000 principal amount, plus accrued and unpaid interest, which was paid in September 2009. Approximately $94.5 million aggregate principal amount of the 6 7/8% senior subordinated notes were validly tendered and paid.

			Subsidiary
		Subsidiary	Non-
	Penn	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
$2.725 Senior Secured Credit Facility
At September 30, 2009
Condensed Consolidating Balance Sheet
Total current assets	$85,711	$259,003	$625,227	$(685)	$969,256
Property and equipment, net	18,937	1,788,863	12,591	—	1,820,391
Total other assets	4,454,608	5,236,139	229,656	(7,458,811)	2,461,592
Total assets	$4,559,256	$7,284,005	$867,474	$(7,459,496)	$5,251,239
Total current liabilities	$41,121	$288,353	$17,344	$(776)	$346,042
Total long-term liabilities	2,324,005	3,363,643	71,039	(3,047,620)	2,711,067
Total shareholders’ equity	2,194,130	3,632,009	779,091	(4,411,100)	2,194,130
Total liabilities and shareholders’ equity	$4,559,256	$7,284,005	$867,474	$(7,459,496)	$5,251,239
Three Months Ended September 30, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$612,414	$8,012	$—	$620,426
Total operating expenses	21,869	490,872	20,281	—	533,022
(Loss) income from operations	(21,869)	121,542	(12,269)	—	87,404
Other income (expenses)	297	(42,717)	396	—	(42,024)
(Loss) income from operations before income taxes	(21,572)	78,825	(11,873)	—	45,380
Taxes on income	(13,994)	38,171	(148)	—	24,029
Net (loss) income	$(7,578)	$40,654	$(11,725)	$—	$21,351
Nine Months Ended September 30, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$1,790,560	$22,909	$—	$1,813,469
Total operating expenses	65,863	1,446,032	36,630	—	1,548,525
(Loss) income from operations	(65,863)	344,528	(13,721)	—	264,944
Other income (expenses)	25,936	(131,641)	11,546	—	(94,159)
(Loss) income from operations before income taxes	(39,927)	212,887	(2,175)	—	170,785
Taxes on income	(29,972)	105,663	4,602	—	80,293
Net (loss) income	$(9,955)	$107,224	$(6,777)	$—	$90,492
Nine Months Ended September 30, 2009
Condensed Consolidating Statement of Cash Flows
Net cash provided by operating activities	$62,475	$209,386	$4,975	$—	$276,836
Net cash (used in) provided by investing activities	(886)	(206,986)	12,519	—	(195,353)
Net cash used in financing activities	(49,430)	(860)	(13,062)	—	(63,352)
Net increase in cash and cash equivalents	12,159	1,540	4,432	—	18,131
Cash and cash equivalents at beginning of year	2,460	142,104	601,714	—	746,278
Cash and cash equivalents at end of period	$14,619	$143,644	$606,146	$—	$764,409

$200 million 6 7/8% Senior Subordinated Notes
At September 30, 2009
Condensed Consolidating Balance Sheet
Total current assets	$85,711	$259,796	$624,434	$(685)	$969,256
Property and equipment, net	18,937	1,799,947	1,507	—	1,820,391
Total other assets	4,454,608	5,340,046	125,749	(7,458,811)	2,461,592
Total assets	$4,559,256	$7,399,789	$751,690	$(7,459,496)	$5,251,239
Total current liabilities	$41,121	$289,816	$15,881	$(776)	$346,042
Total long-term liabilities	2,324,005	3,375,720	58,962	(3,047,620)	2,711,067
Total shareholders’ equity	2,194,130	3,734,253	676,847	(4,411,100)	2,194,130
Total liabilities and shareholders’ equity	$4,559,256	$7,399,789	$751,690	$(7,459,496)	$5,251,239
Three Months Ended September 30, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$616,186	$4,240	$—	$620,426
Total operating expenses	21,869	494,410	16,743	—	533,022
(Loss) income from operations	(21,869)	121,776	(12,503)	—	87,404
Other income (expenses)	297	(42,920)	599	—	(42,024)
(Loss) income from operations before income taxes	(21,572)	78,856	(11,904)	—	45,380
Taxes on income	(13,994)	38,297	(274)	—	24,029
Net (loss) income	$(7,578)	$40,559	$(11,630)	$—	$21,351
Nine Months Ended September 30, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$1,802,523	$10,946	$—	$1,813,469
Total operating expenses	65,863	1,457,092	25,570	—	1,548,525
(Loss) income from operations	(65,863)	345,431	(14,624)	—	264,944
Other income (expenses)	25,936	(131,122)	11,027	—	(94,159)
(Loss) income from operations before income taxes	(39,927)	214,309	(3,597)	—	170,785
Taxes on income	(29,972)	106,634	3,631	—	80,293
Net (loss) income	$(9,955)	$107,675	$(7,228)	$—	$90,492
Nine Months Ended September 30, 2009
Condensed Consolidating Statement of Cash Flows
Net cash provided by (used in) operating activities	$62,475	$221,736	$(7,375)	$—	$276,836
Net cash (used in) provided by investing activities	(886)	(206,062)	11,595	—	(195,353)
Net cash used in financing activities	(49,430)	(13,922)	—	—	(63,352)
Net increase in cash and cash equivalents	12,159	1,752	4,220	—	18,131
Cash and cash equivalents at beginning of year	2,460	142,434	601,384	—	746,278
Cash and cash equivalents at end of period	$14,619	$144,186	$605,604	$—	$764,409

13.  Fair Value of Financial Instruments

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

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at September 30, 2009.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$764,409	$764,409	$746,278	$746,278
Investment in corporate debt securities	4,130	4,130	40,190	40,190

Financial liabilities:
Long-term debt
Senior secured credit facility	$1,695,734	$1,695,734	$1,959,784	$1,959,784
Senior subordinated notes and other long-term obligations	680,536	670,196	464,201	389,201
Capital leases	5,335	5,335	6,195	6,195
Interest rate swap contracts	52,525	52,525	63,185	63,185

14.  Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy are described below:

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

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at September 30, 2009 and December 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2009 Total
Assets:
Investment in corporate debt securities	$4,130	$—	$—	$4,130

Liabilities:
Interest rate swap contracts	—	52,525	—	52,525

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2008 Total
Assets:
Investment in corporate debt securities	$40,190	$—	$—	$40,190

Liabilities:
Interest rate swap contracts	—	63,185	—	63,185

The valuation technique used to measure the fair value of the investment in corporate debt securities and interest rate swap contracts was the market approach. The investment in corporate debt securities is included in other assets and the interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at September 30, 2009 and December 31, 2008.

In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, the Company recorded an impairment loss for the replaced Lawrenceburg vessel of $0.1 million and $11.8 million during the three and nine months ended September 30, 2009, respectively. The fair value of the replaced Lawrenceburg vessel at September 30, 2009, which was measured using the market approach, was $6.8 million. This amount is included in other assets within the consolidated balance sheet at September 30, 2009.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2009 Total
Assets:
Other assets	$—	$6,750	$—	$6,750

15.  Empress Casino Hotel Fire

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

During the three and nine months ended September 30, 2009, the Company recorded a $0.2 million and $5.9 million pre-tax loss, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under the Company’s insurance policies.

The $36.4 million insurance receivable recorded at September 30, 2009 was limited to the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred during the nine months ended September 30, 2009 as a result of the fire at Empress Casino Hotel that are expected to be recovered via the insurance claim. During the three and nine months ended September 30, 2009, the Company received $1.0 million and $17.0 million, respectively, in insurance proceeds related to the fire at Empress Casino Hotel.

16.  Income Taxes

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

During the nine months ended September 30, 2009, the Company reversed $23.8 million of the indemnified tax position, as it received a settlement proposal from Competent Authority relating to the matter. The remaining liability and indemnification receivable will be reversed as paid and received.

A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2009	$68,632
Additions based on current year tax positions	2,110
Additions based on prior year tax positions	6,891
Decreases due to settlements and/or reduction in liabilities	(23,833)
Currency translation adjustments	7,956
Balance at September 30, 2009	$61,756

17. Subsequent Events

The Company evaluated all subsequent events through November 9, 2009, which is the date and time that the consolidated financial statements were issued. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in the consolidated financial statements, except for those disclosed below.

In October 2009, the Maryland Video Lottery Facility Location Commission selected the Company to develop and manage a video lottery terminal facility in Cecil County, Maryland. In February 2009, the Company filed a license application to be considered for a Video Lottery Operation License for the Cecil County Zone in Cecil County, Maryland, and, in October 2009, the Company submitted an additional licensing fee to expand the scope of its proposed facility to include 1,500 video lottery terminals, an increase from the initial proposal of 500 units.

In October 2009, the Company announced that it has called for redemption of all of the $105.5 million outstanding aggregate principal amount of its 6 7/8% senior subordinated notes. The redemption price is $1,000 per $1,000 principal amount of notes, plus accrued and unpaid interest to the scheduled redemption date, which is December 1, 2009.

In November 2009, the “Ohio Jobs and Growth Plan,” a casino ballot proposal calling for an amendment to Ohio’s Constitution to authorize casinos in the state’s four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. In March 2009, the Company announced that it supported the proposal. Also in November 2009, the Company entered into an agreement with Lakes Entertainment, Inc. (“Lakes”), permitting Lakes to invest up to a 10% equity interest in the Company’s Columbus and Toledo facilities.

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

Executive Summary

Factors affecting our results for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, included the loss on early extinguishment of debt, decreases in consumer spending on gaming activities caused by current economic conditions, competitive pressures at some of our properties, the opening of the new casino riverboat at Hollywood Casino Lawrenceburg in late June 2009, the fire at Empress Casino Hotel, the merger termination settlement fees, net of related expenses, received in 2008, decreased interest expense, and foreign currency losses.

Financial Highlights:

•                  Income from operations decreased by $9.0 million, or 9.3%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions and competitive pressures at some of our properties, both of which were partially offset by the opening of the new casino riverboat at Hollywood Casino Lawrenceburg in late June 2009.

•                  Net income decreased by $126.1 million, or 85.5%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to the variances explained above, as well as the loss on early extinguishment of debt, the merger termination settlement fees, net of related expenses, received in 2008, and a decrease in other income, all of which were partially offset by a decrease in interest expense and income taxes.

Other Developments:

•                  In November 2009, the “Ohio Jobs and Growth Plan,” a casino ballot proposal calling for an amendment to Ohio’s Constitution to authorize casinos in the state’s four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. In March 2009, we announced that we supported the proposal. Also in November 2009, we entered into an agreement with Lakes Entertainment, Inc. (“Lakes”), permitting Lakes to invest up to a 10% equity interest in our Columbus and Toledo facilities. We have proposed an investment of approximately $600 million to become licensed, build and operate the facilities in Columbus and Toledo. The “Ohio Jobs and Growth Plan” committee filed more than 850,000 signatures with Ohio’s Secretary of State on June 25, 2009 in order to qualify the amendment for inclusion on this November’s statewide ballot. On July 21, 2009, Ohio’s Secretary of State officially certified the issue for the ballot. In addition, in July 2009, the Governor of Ohio issued an executive order authorizing up to 2,500 video lottery terminals at the state’s seven existing racetracks. However, in September 2009, the Ohio Supreme Court ruled that the Governor of Ohio’s plan to allow video lottery terminals at the state’s seven existing racetracks was subject to a voter referendum. As the owner of Raceway Park in Toledo, we are watching the developments closely and can move quickly if circumstances change. Expanded gaming in Ohio could have a negative impact on our operations in neighboring states, such as our Lawrenceburg facility. As is the case in most jurisdictions where gaming legislation is being introduced, both the Ohio Jobs and Growth Plan and the placement of video lottery terminals at Ohio racetracks are subject to regulatory refinement, implementation and litigation risks, all of which are difficult to assess at this juncture.

•                  In October 2009, we announced that we have called for redemption of all of the $105.5 million outstanding aggregate principal amount of our 6 7/8% senior subordinated notes. The redemption price is $1,000 per $1,000 principal amount of notes, plus accrued and unpaid interest to the scheduled redemption date, which is December 1, 2009. We intend on funding the redemption of the notes from available cash, borrowings under our revolving credit facility, or a combination thereof.

•                  In October 2009, the Maryland Video Lottery Facility Location Commission selected us to develop and manage a video lottery terminal facility in Cecil County, Maryland. In February 2009, we filed a license application to be considered for a Video Lottery Operation License for the Cecil County Zone in Cecil County, Maryland, and, in October 2009, we submitted an additional licensing fee to expand the scope of our proposed facility to include 1,500 video lottery terminals, an increase from the initial proposal of 500 units. Following our selection, we exercised our option and completed the purchase of approximately 36 acres of land located in Perryville, Maryland, and commenced construction of a $97.5 million Hollywood-themed facility, inclusive of licensing fees. The new facility will feature 75,000 square feet of gaming space, 1,500 video lottery terminals, a 150-seat buffet, a coffee shop and parking for over 1,600 vehicles. The facility is expected to open to the public in late 2010.

•                  In September 2009, we amended our senior secured credit facility, in order to increase the borrowing capacity and to extend the term under the revolving credit facility portion of the senior secured credit facility. Under the new revolving credit facility, two tranches were created, one for those participants who agreed to extend and one for those that did not extend. Tranche A Revolving Loans consist of available borrowings of $359.4 million, which are due on the original maturity date of October 3, 2010, and Tranche B Revolving Loans consist of available borrowings of $640.6 million, which are due on July 3, 2012, for a total borrowing capacity of $1 billion. In addition, in September 2009, we repaid all of the remaining outstanding borrowings under the Term Loan A Facility of the senior secured credit facility, using drawings under the new revolving credit facility. We recorded a $2.4 million loss on early extinguishment of debt during the three and nine months ended September 30, 2009 for the write-off of deferred financing fees related to the Term Loan A Facility.

•                  In September 2009, we entered into an agreement, subject to local and regulatory approvals and certain other closing conditions, with principals of The Cordish Company (“Cordish”), the managing member of Kansas Entertainment, LLC (“Kansas Entertainment”), wherein we agreed to acquire Cordish’s 50% interest in Kansas Entertainment and to assume their role as managing member. As a result of the agreement with Cordish, we joined Kansas Speedway Development Corporation, a wholly-owned subsidiary of International Speedway Corporation (which owns the other 50% of Kansas Entertainment) in its pending application with the Kansas Lottery Commission to develop and operate a Hollywood-themed entertainment destination facility overlooking Turn 2 at Kansas Speedway in the North East Gaming Zone in Wyandotte County, Kansas. Under the agreement, we and International Speedway Corporation will share equally the cost of developing and constructing the proposed facility, and intend to jointly seek third party financing for the project. If such third party financing cannot be obtained on satisfactory terms, we and International Speedway Corporation are prepared to finance the project. In accordance with the agreement, $25.0 million was placed in escrow until certain conditions in our agreement with Cordish are satisfied. In addition, in September 2009, as a result of our agreement with Cordish, we withdrew our license application with the Kansas Lottery Commission to be considered as a Lottery Gaming Facility Manager in Wyandotte County at another site.

•                  In August 2009, we completed an offering of $325 million 8 ¾% senior subordinated notes that mature on August 15, 2019. Interest on the $325 million 8 ¾% senior subordinated notes is payable on February 15 and August 15 of each year, beginning February 15, 2010. The $325 million 8 ¾% senior subordinated notes are general unsecured obligations and are not guaranteed by our subsidiaries. The $325 million 8 ¾% senior subordinated notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.  A portion of the proceeds from the offering were used to repay $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time. The remainder of the proceeds, plus available cash, was used to pay the validly-tendered principal amounts of our $200 million 6 7/8% senior subordinated notes.

•                  In August 2009, we called for the redemption of our $200 million 6 7/8% senior subordinated notes. The redemption price was $1,000 per $1,000 principal amount, plus accrued and unpaid interest, which was paid in September 2009. Approximately $94.5 million aggregate principal amount of the 6 7/8% senior subordinated notes were validly tendered and paid. We recorded a $1.2 million loss on early extinguishment of debt during the three and nine months ended September 30, 2009 for the write-off of a portion of the deferred financing fees related to the $200 million 6 7/8% senior subordinated notes. We funded the redemption from a portion of the proceeds from the offering of $325 million 8 ¾% senior subordinated notes and available cash.

•                  In August 2009, we announced that Charles Town Entertainment Complex in Jefferson County, West Virginia, notified the Jefferson County Commissioners that it intends to pursue a December 5, 2009 special election to seek voter approval for table games.

•                  In late June 2009, the new casino riverboat at Hollywood Casino Lawrenceburg officially opened, replacing the vessel at Argosy Casino Lawrenceburg. The new Hollywood-themed casino riverboat offers 3,200 slot machines, 88 live table games, and new food and beverage offerings, as well as expanded parking and infrastructure improvements, which will make the facility more accessible. In conjunction with the opening of the new casino riverboat, we recorded an impairment loss for the replaced Lawrenceburg vessel of $0.1 million and $11.8 million during the three and nine months ended September 30, 2009, respectively.

•                  On March 20, 2009, Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and plans are presently being developed for the permanent land-based pavilion, with construction being estimated to be completed by the fourth quarter of 2010. Construction on a new parking garage has commenced, and is scheduled for completion in the first quarter of 2010. We carry a builders’ risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders’ risk insurance policy includes a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, we carry comprehensive business interruption and property damage insurance for the operational components of the Empress Casino Hotel with an overall limit of $228 million. The operational insurance policy includes a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire. During the three and nine months ended September 30, 2009, we recorded a $0.2 million and $5.9 million pre-tax loss, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies. During the three and nine months ended September 30, 2009, we received $1.0 million and $17.0 million, respectively, in insurance proceeds related to the fire at Empress Casino Hotel.

•                  In March 2009, the Rights Agreement providing for the dividend distribution of one preferred stock purchase right for each outstanding share of our Common Stock that our Board of Directors authorized and declared on May 20, 1998 expired.

•                  In March 2009, we entered into the Third Amendment to the October 14, 2004 Purchase Agreement, that had been entered into with the Mohegan Tribal Gaming Authority (“MTGA”) for the sale of The Downs Racing, Inc. and its subsidiaries (the “Purchase Agreement”).  In August 2006, we had entered into the Second Amendment to the Purchase Agreement and Release of Claims, in which we agreed to pay the MTGA an aggregate of $30 million over five years, in exchange for the MTGA’s agreement to release various claims it raised against us under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. The Third Amendment to the Purchase Agreement accelerated and reduced the remaining payments due by us under the Purchase Agreement.  In exchange for the accelerated payment, which was paid to the MTGA in March 2009, all remaining obligations under the Purchase Agreement were deemed to be satisfied.  In addition, during the nine months ended September 30, 2009, we recorded a $1.3 million gain which is included in other income within the consolidated statements of income.

•                  The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin (collectively, the “Four Casinos”), and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the Four Casinos filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs’ request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case.  On June 10, 2009, the Four Casinos filed a petition with the court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption.  The Four Casinos have also requested the court to keep the protest funds from being distributed until the case is concluded. On August 17, 2009, the Court dismissed the casinos’ petition to reopen the case, and the casino plaintiffs are appealing this decision. On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the Four Casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the Four Casinos filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois, asking the Court to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 is paid into a protest fund where it accrues interest. The defendants have filed a motion to dismiss, which is currently being briefed by the parties. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit. On June 12, 2009, the Four Casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund, racetrack owner John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer

Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c),(d) (“RICO”), based on an illegal scheme to secure the enactment of the 3% tax surcharge legislation in exchange for the payment of money by Johnston and entities controlled by him. The casinos also seek to impose a constructive trust over all funds paid under the tax surcharge, and therefore all of the Illinois racetracks are named as parties to the lawsuit.  The casinos have continued to pay the tax surcharge under protest and on June 26, 2009, the casinos requested a Cook County court to enter an injunction to keep the protest funds from being distributed until after there is a final disposition of the federal RICO litigation.  The Cook County court declined the request for an injunction, and, on September 21, 2009, it dismissed the case. The defendants in the RICO case have filed motions to dismiss, which have been fully briefed. Since the passing of House Bill 1918 into law, Empress Casino Hotel and Hollywood Casino Aurora have expensed approximately $37.5 million in incremental tax as a result of the 3% tax surcharge, including $2.7 million and $7.2 million during the three and nine months ended September 30, 2009, respectively.

•                  We are continuing to build and develop several of our properties, including Empress Casino Hotel, Hollywood Casino Lawrenceburg, and our proposed facility in Cecil County, Maryland. Additional information regarding our capital projects is discussed in detail in the section entitled “Liquidity and Capital Resources—Capital Expenditures” below.

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

Long-lived assets

At September 30, 2009, we had a net property and equipment balance of $1,820.4 million within our consolidated balance sheet, representing 34.7% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, we recorded an impairment loss for the replaced Lawrenceburg vessel of $0.1 million and $11.8 million during the three and nine months ended September 30, 2009, respectively.

Included in the depreciation and amortization expense for the nine months ended September 30, 2009 was $4.8 million in depreciation expense that was recorded following the finalization of cost segregation studies for the casino projects at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway. The charge was a result of the depreciation estimate previously recorded by us for these projects being less than the depreciation calculated by the cost segregation studies, due to differences in the determination of useful lives for certain of the assets included in the projects and the allocation of certain costs that were incurred as part of the projects. For the nine months ended September 30, 2009, the impact of the charge to net income, Basic EPS, and Diluted EPS was $2.8 million, $0.04 and $0.03, respectively.

Goodwill and other intangible assets

At September 30, 2009, we had $1,595.9 million in goodwill and $685.8 million in other intangible assets within our consolidated balance sheet, representing 30.4% and 13.1% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the reporting units to their carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment test is performed to determine the implied value of goodwill for that reporting unit. If the implied value is less than the carrying amount for that reporting unit, an impairment loss is recognized for that reporting unit. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” we consider our gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized. The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. We use a market approach model, with EBITDA (earnings before interest, taxes, charges for stock compensation, depreciation and amortization, gain or loss on disposal of assets, and certain other income and expenses, and inclusive of loss from joint venture) multiples, as we believe that EBITDA is a widely-used measure of performance in the gaming industry and as we use EBITDA as the primary measurement of the operating performance of our properties (including the evaluation of operating personnel). In addition, we believe that an EBITDA multiple is the principal basis for the valuation of gaming companies. Changes in the estimated EBITDA multiple or forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

Income taxes

At September 30, 2009, we had a net deferred tax liability balance of $238.9 million within our consolidated balance sheet. We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The realizability of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2009, we had a liability relating to uncertain tax positions of $61.8 million, which is included in noncurrent tax liabilities within the consolidated balance sheet at September 30, 2009. We operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

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

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as the recent openings in Pennsylvania and Maine, as well as the anticipated opening in Maryland) and property expansions.

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

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Kansas, Ohio and Maryland) and potential competitive threats to business at our existing properties (such as the potential introduction of commercial casinos in Kansas, Maryland, Ohio, and Kentucky, an additional gaming license in Illinois, and the introduction of tavern licenses in several states). We also face uncertainty regarding anticipated gaming expansion by one of our competitors in Baton Rouge, Louisiana. Legalized gaming from casinos located on Native American lands can also have a significant competitive effect.

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

The results of operations for the three and nine months ended September 30, 2009 and 2008 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Gaming	$565,483	$558,424	$1,651,776	$1,685,455
Management service fee	4,239	4,898	10,946	13,577
Food, beverage and other	87,404	88,670	258,273	252,040
Gross revenues	657,126	651,992	1,920,995	1,951,072
Less promotional allowances	(36,700)	(34,105)	(107,526)	(99,105)
Net revenues	620,426	617,887	1,813,469	1,851,967

Operating expenses:
Gaming	303,420	301,944	887,602	903,489
Food, beverage and other	69,100	67,274	199,158	195,164
General and administrative	110,116	108,068	302,587	295,589
Impairment loss for replaced Lawrenceburg vessel	120	—	11,809	—
Empress Casino Hotel fire	211	—	5,942	—
Depreciation and amortization	50,055	44,224	141,427	129,198
Total operating expenses	533,022	521,510	1,548,525	1,523,440
Income from operations	$87,404	$96,377	$264,944	$328,527

The results of operations by property for the three and nine months ended September 30, 2009 and 2008 are summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended September 30,	2009	2008	2009	2008
	(in thousands)

Charles Town Entertainment Complex	$116,619	$123,364	$26,445	$30,136
Hollywood Casino Lawrenceburg	119,286	104,925	27,615	29,317
Hollywood Casino at Penn National Race Course	73,457	65,181	5,213	5,672
Hollywood Casino Aurora	43,380	49,257	11,131	15,630
Empress Casino Hotel	38,613	42,916	8,249	7,997
Argosy Casino Riverside	48,539	46,465	13,950	11,844
Hollywood Casino Baton Rouge	29,452	29,591	8,944	8,310
Argosy Casino Alton	19,749	20,728	3,296	3,989
Hollywood Casino Tunica	23,804	22,346	4,256	3,801
Hollywood Casino Bay St. Louis	23,394	25,037	1,232	1,776
Argosy Casino Sioux City	13,589	13,747	4,075	3,599
Boomtown Biloxi	18,333	18,013	1,659	1,719
Hollywood Slots Hotel and Raceway	19,312	18,495	85	544
Bullwhackers	5,408	6,126	(161)	(775)
Black Gold Casino at Zia Park	19,860	23,009	4,671	7,184
Casino Rama management service contract	4,239	4,898	3,841	4,451
Raceway Park	2,009	2,152	(298)	(335)
Sanford-Orlando Kennel Club	1,383	1,637	(306)	(255)
Earnings from Pennwood Racing, Inc.	—	—	—	—
Corporate overhead	—	—	(36,493)	(38,227)
Total	$620,426	$617,887	$87,404	$96,377

	Net Revenues		Income (loss) from Operations
Nine Months Ended September 30,	2009	2008	2009	2008
	(in thousands)

Charles Town Entertainment Complex	$355,958	$367,949	$82,270	$89,095
Hollywood Casino Lawrenceburg	316,157	334,573	65,414	95,450
Hollywood Casino at Penn National Race Course (1)	223,561	166,258	12,987	7,889
Hollywood Casino Aurora	144,480	153,380	39,627	42,069
Empress Casino Hotel	75,122	132,219	6,152	24,203
Argosy Casino Riverside	147,304	139,412	42,136	36,014
Hollywood Casino Baton Rouge	95,884	97,467	32,038	31,957
Argosy Casino Alton	60,848	65,156	10,206	11,743
Hollywood Casino Tunica	71,925	69,017	12,925	11,997
Hollywood Casino Bay St. Louis	74,805	76,329	6,286	4,919
Argosy Casino Sioux City	40,828	42,068	11,512	11,273
Boomtown Biloxi	57,195	57,619	7,348	8,085
Hollywood Slots Hotel and Raceway	50,903	41,273	(1,230)	3,557
Bullwhackers	14,980	17,629	(655)	(1,626)
Black Gold Casino at Zia Park	61,985	66,415	17,485	21,238
Casino Rama management service contract	10,946	13,577	9,809	12,318
Raceway Park	5,610	6,082	(840)	(979)
Sanford-Orlando Kennel Club	4,978	5,544	(226)	(389)
Earnings from Pennwood Racing, Inc.	—	—	—	—
Corporate overhead	—	—	(88,300)	(80,286)
Total	$1,813,469	$1,851,967	$264,944	$328,527

(1)                                Hollywood Casino at Penn National Race Course includes the results of our Pennsylvania casino that opened on February 12, 2008, as well as the Penn National Race Course and four OTWs.

Revenues

Revenues for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2009	2008	Variance	Variance
Gaming	$565,483	$558,424	$7,059	1.3%
Management service fee	4,239	4,898	(659)	(13.5)%
Food, beverage and other	87,404	88,670	(1,266)	(1.4)%
Gross revenues	657,126	651,992	5,134	0.8%
Less promotional allowances	(36,700)	(34,105)	(2,595)	7.6%
Net revenues	$620,426	$617,887	$2,539	0.4%

				Percentage
Nine Months Ended September 30,	2009	2008	Variance	Variance
Gaming	$1,651,776	$1,685,455	$(33,679)	(2.0)%
Management service fee	10,946	13,577	(2,631)	(19.4)%
Food, beverage and other	258,273	252,040	6,233	2.5%
Gross revenues	1,920,995	1,951,072	(30,077)	(1.5)%
Less promotional allowances	(107,526)	(99,105)	(8,421)	8.5%
Net revenues	$1,813,469	$1,851,967	$(38,498)	(2.1)%

Gaming revenue

Gaming revenue increased by $7.1 million, or 1.3%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to increases at Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, and Argosy Casino Riverside, all of which were partially offset by decreases at several of our properties.

Gaming revenue decreased by $33.7 million, or 2.0%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to decreases at several of our properties, which were partially offset by increases at Hollywood Casino at Penn National Race Course, Hollywood Slots Hotel and Raceway, and Argosy Casino Riverside.

Gaming revenue at Empress Casino Hotel decreased by $4.1 million, or 10.0%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions. Gaming revenue at Empress Casino Hotel decreased by $54.5 million, or 43.0%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions and the property being closed from March 20, 2009 until June 25, 2009 due to a fire.

Gaming revenue at Hollywood Casino Lawrenceburg increased by $12.9 million, or 12.8%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to the opening of the new casino riverboat in late June 2009. Gaming revenue at Hollywood Casino Lawrenceburg decreased by $18.7 million, or 5.8%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the reduced capacity of, and subsequent temporary closure of, the casino as part of the transition to the new casino riverboat, decreases in consumer spending on gaming activities caused by current economic conditions, and new competitive pressures, all of which were partially offset by an increase in the third quarter due to the opening of the new casino riverboat in late June 2009.

Gaming revenue at Charles Town Entertainment Complex decreased by $6.9 million, or 6.0%, and $13.0 million, or 3.8%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures.

Gaming revenue at Hollywood Casino Aurora decreased by $5.8 million, or 12.1%, and $9.1 million, or 6.1%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions and new competitive pressures.

Gaming revenue at Argosy Casino Alton decreased by $1.0 million, or 4.9%, and $4.2 million, or 6.7%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures, including the repeal of the $500 loss limit in Missouri in November 2008.

Gaming revenue at Black Gold Casino at Zia Park decreased by $2.8 million, or 13.3%, and $4.1 million, or 6.6%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions.

Gaming revenue at Bullwhackers decreased by $0.7 million, or 13.8%, and $2.3 million, or 16.0%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions.

Gaming revenue at Hollywood Casino at Penn National Race Course increased by $12.7 million, or 26.6%, and $57.3 million, or 46.3%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to the continued refinement of marketing programs and the incentives offered to customers, as well as the continued impact of the opening of the casino on February 12, 2008.

Gaming revenue at Argosy Casino Riverside increased by $2.2 million, or 5.1%, and $8.2 million, or 6.5%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to the repeal of the $500 loss limit in Missouri in November 2008 and continued successful marketing efforts.

Gaming revenue at Hollywood Slots Hotel and Raceway increased by $6.9 million, or 18.4%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the continued impact of the opening of the permanent facility on July 1, 2008.

Food, beverage and other revenue

Food, beverage and other revenue increased by $6.2 million, or 2.5%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to increases at Hollywood Slots Hotel and Raceway, Charles Town Entertainment Complex and Hollywood Casino Tunica, all of which were partially offset by a decrease at Empress Casino Hotel.

Food, beverage and other revenue at Hollywood Slots Hotel and Raceway increased by $4.5 million, or 118.1%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the continued impact of the opening of the permanent facility on July 1, 2008.

Food, beverage and other revenue at Charles Town Entertainment Complex increased by $3.7 million, or 11.4%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the opening of its hotel to the public in September 2008.

Food, beverage and other revenue at Hollywood Casino Tunica increased by $3.4 million, or 19.7%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to new food and beverage promotions.

Food, beverage and other revenue at Empress Casino Hotel decreased by $6.1 million, or 46.9%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Promotional allowances

Promotional allowances increased by $2.6 million, or 7.6%, and $8.4 million, or 8.5%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to increases at several of our properties, which were partially offset by a decrease at Empress Casino Hotel.

Promotional allowances at Hollywood Casino Tunica increased by $1.3 million, or 32.8%, and $3.7 million, or 32.3%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to new food and beverage and hotel promotions.

Promotional allowances at Charles Town Entertainment Complex increased by $0.8 million, or 34.6%, and $2.7 million, or 44.7%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to increased marketing efforts and the opening of its hotel to the public in September 2008.

Promotional allowances at Hollywood Slots Hotel and Raceway increased by $0.6 million, or 160.7%, and $1.9 million, or 542.9%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to increased promotional efforts and the continued impact of the opening of the permanent facility on July 1, 2008.

Promotional allowances at Boomtown Biloxi increased by $0.4 million, or 21.5%, and $1.5 million, or 27.1%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to expanded marketing efforts.

Promotional allowances at Hollywood Casino at Penn National Race Course increased by $0.6 million, or 45.0%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to a change in a player loyalty program in the second quarter, which resulted in higher player points earned and redeemed. Promotional allowances at Hollywood Casino at Penn National Race Course increased by $0.9 million, or 23.3%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the change in the player loyalty program and the continued impact of the opening of the casino on February 12, 2008.

Promotional allowances at Hollywood Casino Lawrenceburg increased by $1.4 million, or 7.2%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to increased promotional efforts.

Promotional allowances at Empress Casino Hotel decreased by $0.8 million, or 27.7%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to a decrease in food and beverage and gift shop comps. Promotional allowances at Empress Casino Hotel decreased by $3.5 million, or 46.6%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2009	2008	Variance	Variance
Gaming	$303,420	$301,944	$1,476	0.5%
Food, beverage and other	69,100	67,274	1,826	2.7%
General and administrative	110,116	108,068	2,048	1.9%
Impairment loss for replaced Lawrenceburg vessel	120	—	120	100.0%
Empress Casino Hotel fire	211	—	211	100.0%
Depreciation and amortization	50,055	44,224	5,831	13.2%
Total operating expenses	$533,022	$521,510	$11,512	2.2%

				Percentage
Nine Months Ended September 30,	2009	2008	Variance	Variance
Gaming	$887,602	$903,489	$(15,887)	(1.8)%
Food, beverage and other	199,158	195,164	3,994	2.0%
General and administrative	302,587	295,589	6,998	2.4%
Impairment loss for replaced Lawrenceburg vessel	11,809	—	11,809	100.0%
Empress Casino Hotel fire	5,942	—	5,942	100.0%
Depreciation and amortization	141,427	129,198	12,229	9.5%
Total operating expenses	$1,548,525	$1,523,440	$25,085	1.6%

Gaming expense

Gaming expense increased by $1.5 million, or 0.5%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to increases at Hollywood Casino Lawrenceburg, Hollywood Casino at Penn National Race Course, and Argosy Casino Riverside, all of which were partially offset by decreases at several of our properties.

Gaming expense decreased by $15.9 million, or 1.8%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to decreases at several of our properties, which were partially offset by increases at Hollywood Casino at Penn National Race Course, Hollywood Slots Hotel and Raceway, and Argosy Casino Riverside.

Gaming expense at Hollywood Casino Lawrenceburg increased by $8.3 million, or 14.8%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to an increase in gaming taxes resulting from higher gaming revenue due to the opening of the new casino riverboat in late June 2009 and increased marketing expenses. Gaming expense at Hollywood Casino Lawrenceburg decreased by $8.2 million, or 4.5%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and lower payroll costs, both of which were partially offset by increased marketing expenses.

Gaming expense at Empress Casino Hotel decreased by $4.2 million, or 18.0%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and lower marketing expenses, both of which were partially offset by an increase in incremental tax as a result of the expiration of the 3% tax surcharge from May 26, 2008 through December 14, 2008. Gaming expense at Empress Casino Hotel decreased by $34.0 million, or 46.6%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire, and lower marketing expenses.

Gaming expense at Charles Town Entertainment Complex decreased by $3.8 million, or 5.2%, and $6.5 million, or 3.0%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Hollywood Casino Aurora decreased by $1.3 million, or 5.3%, and $5.7 million, or 7.1%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, which was partially offset by an increase in incremental tax as a result of the expiration of the 3% tax surcharge from May 26, 2008 through December 14, 2008.

Gaming expense at Argosy Casino Alton decreased by $0.7 million, or 6.8%, and $2.8 million, or 8.7%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Bullwhackers decreased by $0.8 million, or 24.5%, and $2.6 million, or 29.0%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Black Gold Casino at Zia Park decreased by $1.4 million, or 12.0%, and $1.5 million, or 4.6%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Hollywood Casino at Penn National Race Course increased by $4.5 million, or 12.7%, and $37.1 million, or 43.4%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to an increase in gaming taxes resulting from higher gaming revenue and an increase in regulatory fees.

Gaming expense at Hollywood Slots Hotel and Raceway increased by $4.5 million, or 21.1%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the continued impact of the opening of the permanent facility on July 1, 2008.

Gaming expense at Argosy Casino Riverside increased by $0.5 million, or 2.8%, and $3.5 million, or 6.1%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to an increase in gaming taxes resulting from higher gaming revenue due to the repeal of the $500 loss limit in Missouri in November 2008.

Food, beverage and other expense

Food, beverage and other expense increased by $4.0 million, or 2.0%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to increases at Hollywood Casino at Penn National Race Course, Hollywood Casino Tunica, Argosy Casino Riverside, and Hollywood Slots Hotel and Raceway, all of which were partially offset by a decrease at Empress Casino Hotel.

Food, beverage and other expense at Hollywood Casino at Penn National Race Course increased by $2.9 million, or 8.5%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the opening of a buffet in October 2008, the opening of a specialty restaurant in December 2008, and the continued impact of the opening of the casino on February 12, 2008.

Food, beverage and other expense at Hollywood Casino Tunica increased by $1.9 million, or 15.3%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to an increase in cost of food and beverages resulting from higher food and beverage revenue.

Food, beverage and other expense at Argosy Casino Riverside increased by $1.1 million, or 6.4%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to increased benefit costs.

Food, beverage and other expense at Hollywood Slots Hotel and Raceway increased by $0.8 million, or 13.7%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the continued impact of the opening of the permanent facility on July 1, 2008.

Food, beverage and other expense at Empress Casino Hotel decreased by $3.5 million, or 32.7%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

General and administrative expense

General and administrative expense at the properties includes expenses such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expense also includes lobbying expenses.

General and administrative expense increased by $7.0 million, or 2.4%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to an increase in corporate overhead expense and increases at Hollywood Casino Lawrenceburg and Black Gold Casino at Zia Park, all of which were partially offset by a decrease at Empress Casino Hotel.

Corporate overhead expense increased by $8.3 million, or 11.2%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the expensing of equity-based compensation awards having increased by $3.4 million for the nine months ended September 30, 2009, primarily due to the timing of the 2008 stock option grant and the extension of the expiration date for previous stock option grants by up to three years in December 2008, increased payroll and benefit costs, and increased costs for legal, consulting and other fees related to the pursuit of potential opportunities.

General and administrative expense at Hollywood Casino Lawrenceburg increased by $2.8 million, or 11.8%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the opening of the new casino riverboat in late June 2009.

General and administrative expense at Black Gold Casino at Zia Park increased by $1.0 million, or 23.4%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the write-off of design and development costs related to the possible addition of a hotel, which has since been cancelled.

General and administrative expense at Empress Casino Hotel decreased by $4.6 million, or 28.1%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Impairment loss for replaced Lawrenceburg vessel

In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, we recorded an impairment loss for the replaced Lawrenceburg vessel of $0.1 million and $11.8 million during the three and nine months ended September 30, 2009, respectively.

Empress Casino Hotel fire

As a result of the Empress Casino Hotel fire, during the three and nine months ended September 30, 2009, we recorded a $0.2 million and $5.9 million pre-tax loss, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies.

Depreciation and amortization expense

Depreciation and amortization expense increased by $5.8 million, or 13.2%, and $12.2 million, or 9.5%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to increases at Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, and Hollywood Slots Hotel and Raceway, all of which were partially offset by decreases at several of our properties and corporate overhead.

Depreciation and amortization expense at Hollywood Casino at Penn National Race Course increased by $1.8 million, or 29.3%, and $9.8 million, or 61.2%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to incremental depreciation expense following the finalization of the cost segregation study for the casino project at Hollywood Casino at Penn National Race Course and the continued impact of the opening of the casino on February 12, 2008.

Depreciation and amortization expense at Hollywood Casino Lawrenceburg increased by $5.2 million, or 111.5%, and $5.0 million, or 37.5%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to the opening of the new casino riverboat in late June 2009.

Depreciation and amortization expense at Hollywood Slots Hotel and Raceway increased by $5.5 million, or 110.2%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the continued impact of the opening of the permanent facility on July 1, 2008.

Depreciation and amortization expense at Empress Casino Hotel decreased by $0.2 million, or 7.3%, and $3.0 million, or 35.9%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to the fire that closed the property from March 20, 2009 until June 25, 2009.

Depreciation and amortization expense at Argosy Casino Riverside decreased by $0.9 million, or 22.5%, and $2.7 million, or 23.8%, for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to a large volume of equipment related to the casino expansion completed in December 2003 now being fully depreciated.

Depreciation and amortization expense at Hollywood Casino Bay St. Louis decreased by $1.0 million, or 8.9%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to incremental depreciation expense being recorded during the nine months ended September 30, 2008, following the finalization of the cost segregation study for the Hurricane Katrina rebuilt assets at Hollywood Casino Bay St. Louis.

Depreciation and amortization expense for corporate overhead decreased by $0.8 million, or 13.4%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to certain intangible assets now being fully amortized.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2009	2008	Variance	Variance
Interest expense	$(36,785)	$(37,880)	$1,095	2.9%
Interest income	956	720	236	32.8%
Loss from joint venture	(36)	(139)	103	74.1%
Merger termination settlement fees, net of related expenses	—	195,471	(195,471)	(100.0)%
Loss on early extinguishment of debt	(3,599)	—	(3,599)	(100.0)%
Other	(2,560)	636	(3,196)	(502.5)%
Total other (expenses) income	$(42,024)	$158,808	$(200,832)	(126.5)%

				Percentage
Nine Months Ended September 30,	2009	2008	Variance	Variance
Interest expense	$(97,874)	$(129,631)	$31,757	24.5%
Interest income	5,650	1,956	3,694	188.9%
Loss from joint venture	(755)	(1,050)	295	28.1%
Merger termination settlement fees, net of related expenses	—	195,471	(195,471)	(100.0)%
Loss on early extinguishment of debt	(3,599)	—	(3,599)	(100.0)%
Other	2,419	1,520	899	59.1%
Total other (expenses) income	$(94,159)	$68,266	$(162,425)	(237.9)%

Interest expense

Interest expense decreased by $31.8 million, or 24.5%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to lower outstanding balances and lower interest rates on our senior secured credit facility, which was partially offset by increased interest expense resulting from interest rate swaps due to the drop in variable rates, lower capitalized interest during the nine months ended September 30, 2009 and incremental interest expense due to the issuance of the $325 million 8 ¾% senior subordinated notes in August 2009.

Interest income

Interest income increased by $3.7 million, or 188.9%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to interest earned on the investment in corporate debt securities, as well as the original issue discount amortization.

Merger termination settlement fees, net of related expenses

Merger termination settlement fees, net of related expenses, include the Cash Termination Fee, partially offset by costs incurred for the termination of the Merger in 2008.

Loss on early extinguishment of debt

We recorded a $3.6 million loss on early extinguishment of debt during the three and nine months ended September 30, 2009, as a result of the payment of all outstanding borrowings under the Term Loan A facility of the senior secured credit facility and the partial redemption of $200 million aggregate outstanding principal amount of our 6 7/8% senior subordinated notes due 2011. As a result of these payments, we recorded a loss on early extinguishment of debt of $3.6 million for the write-off of deferred financing fees related to the Term Loan A Facility and a portion of the deferred financing fees related to the $200 million 6 7/8% senior subordinated notes.

Other

Other decreased by $3.2 million, or 502.5%, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to foreign currency losses.  Other increased by $0.9 million, or 59.1%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the gain on the sale of the investment in corporate debt securities, partially offset by foreign currency losses.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $276.8 million and $370.7 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash provided by operating activities for the nine months ended September 30, 2009 included net income of $90.5 million, non-cash reconciling items, such as depreciation, amortization, the charge for stock compensation, the loss relating to the early extinguishment of debt, the Empress Casino Hotel fire insurance loss, the gain on sale of investment in corporate debt securities and the impairment loss for replaced Lawrenceburg vessel, of $170.4 million, and the net changes in asset and liability accounts of $15.9 million.

Net cash used in investing activities totaled $195.4 million and $277.6 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in investing activities for the nine months ended September 30, 2009 included expenditures for property and equipment totaling $227.6 million, investment in Kansas Entertainment of $12.5 million, increase in cash in escrow of $25.0 million, all of which were partially offset by proceeds from the sale of property and equipment, the sale of investment in corporate debt securities and insurance proceeds received as a result of the Empress Casino Hotel fire totaling $2.1 million, $50.6 million and $17.0 million, respectively.

Net cash used in financing activities totaled $63.4 million and $141.9 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in financing activities for the nine months ended September 30, 2009 included principal payments on long-term debt and payments on insurance financing totaling $697.7 million and $12.7 million, respectively, and an increase in deferred financing fees of $22.1 million. All of these were partially offset by proceeds from the exercise of stock options totaling $4.3 million, the tax benefit from stock options exercised totaling $1.9 million, and proceeds from the issuance of long-term debt and insurance financing of $650.2 million and $12.7 million, respectively.

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

We used a portion of the net proceeds from the Investment and the after-tax proceeds of the Cash Termination Fee for the repayment of some of our existing debt, repurchases of our Common Stock, lobbying expenses for efforts in Ohio and investment in corporate debt securities, with the remainder being invested primarily in short-term securities. The repurchase of up to $200 million of our Common Stock over the twenty-four month period ending July 2010 was authorized by our Board of Directors in July 2008. During the year ended December 31, 2008, we repurchased 8,934,984 shares of our Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05. During the nine months ended September 30, 2009, we did not repurchase any shares of our Common Stock.

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

The following table summarizes our expected capital project expenditures by property for the fiscal year ending December 31, 2009, and actual expenditures for the nine months ended September 30, 2009:

Property	Expected for Year Ending December 31, 2009	Expenditures for Nine Months Ended September 30, 2009	Balance to Expend in 2009
	(in millions)

Hollywood Casino Lawrenceburg	$130.6	$121.7	$8.9
Empress Casino Hotel	53.4	38.9	14.5
Hollywood Casino at Penn National Race Course	4.9	4.3	0.6
Hollywood Slots Hotel and Raceway	0.6	0.6	—
Cecil County, Maryland	23.9	1.5	22.4
Other	9.0	3.0	6.0
Total	$222.4	$170.0	$52.4

The Hollywood-themed expansion at Lawrenceburg includes the addition of 1,500 parking spaces and 1,168 gaming positions, as well as enhanced amenities and a floor layout that will better facilitate customer flow. The garage and pedestrian walkway opened in May 2008 and the gaming facility opened in June 2009.  Meeting space for Hollywood Casino Lawrenceburg is scheduled for completion in the first quarter of 2010, and pavilion restaurants are scheduled for completion in the third quarter of 2010.

At Empress Casino Hotel, we started the facility enhancements in late 2008. On March 20, 2009, Empress Casino Hotel was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and plans are presently being developed for the permanent land-based pavilion, with construction being estimated to be completed by the fourth quarter of 2010. Construction on a new parking garage has commenced, and is scheduled for completion in the first quarter of 2010.

In Cecil County, Maryland, following our recent selection by the Maryland Video Lottery Facility Location Commission to develop and manage a video lottery terminal facility, we exercised our option and completed the purchase of approximately 36 acres of land located in Perryville, Maryland, and commenced construction of a $97.5 million Hollywood-themed facility, inclusive of licensing fees. The new facility will feature 75,000 square feet of gaming space, 1,500 video lottery terminals, a 150-seat buffet, a coffee shop and parking for over 1,600 vehicles. The facility is expected to open to the public in late 2010.

During the nine months ended September 30, 2009, we spent approximately $57.6 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures was for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolver portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2009 to date.

Debt

Senior Secured Credit Facility

The senior secured credit facility historically consisted of three credit facilities comprised of a $750 million revolving credit facility, a $325 million Term Loan A Facility and a $1.65 billion Term Loan B Facility.  In September 2009, we amended our senior secured credit facility, in order to increase the borrowing capacity and to extend the term under the revolving credit facility portion of the senior secured credit facility. Under the new revolving credit facility, two tranches were created, one for those participants who agreed to extend and one for those that did not extend. Tranche A Revolving

Loans consist of available borrowings of $359.4 million, which are due on the original maturity date of October 3, 2010, and Tranche B Revolving Loans consist of available borrowings of $640.6 million, which are due on July 3, 2012, for a total borrowing capacity of $1 billion.

In August 2009, we repaid $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time, using a portion of the proceeds from the offering of $325 million 8 ¾% senior subordinated notes.  In addition, in September 2009, we repaid all of the remaining outstanding borrowings under the Term Loan A Facility, using drawings under the new revolving credit facility.

As of September 30, 2009, $177.6 million was drawn under the revolving credit facility and $1,518.1 million was outstanding under the Term Loan B Facility, for a total of $1,695.7 million. During the nine months ended September 30, 2009, our senior secured credit facility amount outstanding decreased by $264.1 million, primarily as we repaid $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time, using a portion of the proceeds from the offering of $325 million 8 ¾% senior subordinated notes.

We recorded a $2.4 million loss on early extinguishment of debt during the three and nine months ended September 30, 2009 for the write-off of deferred financing fees related to the Term Loan A Facility.

Redemption of 6 7/8% Senior Subordinated Notes

In August 2009, we called for the redemption of our $200 million 6 7/8% senior subordinated notes. The redemption price was $1,000 per $1,000 principal amount, plus accrued and unpaid interest, which was paid in September 2009. Approximately $94.5 million aggregate principal amount of the 6 7/8% senior subordinated notes were validly tendered and paid. We recorded a $1.2 million loss on early extinguishment of debt during the three and nine months ended September 30, 2009 for the write-off of a portion of the deferred financing fees related to the $200 million 6 7/8% senior subordinated notes. We funded the redemption from a portion of the proceeds from the offering of $325 million 8 ¾% senior subordinated notes and available cash.

8 ¾% Senior Subordinated Notes

In August 2009, we completed an offering of $325 million 8 ¾% senior subordinated notes that mature on August 15, 2019. Interest on the $325 million 8 ¾% senior subordinated notes is payable on February 15 and August 15 of each year, beginning February 15, 2010.  The $325 million 8 ¾% senior subordinated notes are general unsecured obligations and are not guaranteed by our subsidiaries. The $325 million 8 ¾% senior subordinated notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

A portion of the proceeds from the offering were used to repay $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time. The remainder of the proceeds, plus available cash, was used to pay the validly-tendered principal amounts of our $200 million 6 7/8% senior subordinated notes.

Other Long-Term Obligations

On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, we entered into the Second Amendment to the Purchase Agreement and Release of Claims with the MTGA pertaining to the Purchase Agreement, and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA’s agreement to release various claims it raised against us under the Purchase Agreement and the MTGA’s surrender of all post-closing termination rights it might have had under the Purchase Agreement. We recorded the present value of the $30 million liability within debt, as the amount due to the MTGA was payable over five years. In March 2009, we entered into the Third Amendment to the Purchase Agreement, in which the remaining payments due under the Purchase Agreement were accelerated and reduced.  Under the Third Amendment to the Purchase Agreement, in exchange for the accelerated payment, which was paid to the MTGA in March 2009, all remaining obligations under the Purchase Agreement were deemed to be satisfied. In addition, during the nine months ended September 30, 2009, we recorded a $1.3 million gain which is included in other income within the consolidated statements of income.

Covenants

At September 30, 2009, we were in compliance with all required financial covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at September 30, 2009 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates at period-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each period-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 2009.

	10/1/09 - 9/30/10	10/1/10 - 9/30/11	10/1/11 - 9/30/12	10/1/12 - 9/30/13	10/1/13 - 9/30/14	Thereafter	Total	Fair Value 9/30/09
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$105,536	$—	$—	$575,000	$680,536	$670,196
Average interest rate	—	—	6.88%	—	—	7.88%

Variable rate	$—	$63,586	$1,244,398	$387,750	$—	$—	$1,695,734	$1,695,734
Average interest rate (1)	—	3.79%	4.73%	4.93%	—	—

Leases	$1,221	$1,053	$1,121	$81	$87	$1,772	$5,335	$5,335
Average interest rate	5.90%	5.69%	5.65%	7.72%	7.72%	7.72%

Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$2,262,000	$540,000	$—	$—	$—	$—	N/A	$(52,525)
Average pay rate	2.47%	2.30%					N/A
Average receive rate (3)	1.87%	2.54%					N/A

(1)                                  Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)                                  Notional amounts outstanding at each period-end.

(3)                                  Estimated rate, reflective of forward LIBOR.

In accordance with the terms of our senior secured credit facility, we were required to enter into fixed-rate debt or interest rate swap agreements in an amount equal to 50% of our consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the senior secured credit facility.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective in providing that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.

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

4.1

Indenture, dated as of August 14, 2009, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association, as trustee, related to the 8 ¾% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 14, 2009).

10.1

Registration Rights Agreement, dated as of August 14, 2009, among Penn National Gaming, Inc. and Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Banc of America Securities LLC and RBS Securities Inc., each for itself and on behalf of each of the other initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2009).

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

PENN NATIONAL GAMING, INC.

November 9, 2009	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

4.1

Indenture, dated as of August 14, 2009, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association, as trustee, related to the 8 ¾% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 14, 2009).

10.1

Registration Rights Agreement, dated as of August 14, 2009, among Penn National Gaming, Inc. and Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Banc of America Securities LLC and RBS Securities Inc., each for itself and on behalf of each of the other initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2009).

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