Form 10-K
period 2009-12-31
PENN NATIONAL GAMING INC
filed 2010-02-26
CIK 921738

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $2.0 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on June 30, 2009. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

          The number of shares of the registrant's Common Stock outstanding as of February 11, 2010 was 79,074,189.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2010 annual meeting of shareholders are incorporated by reference into Part III.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

        This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are included throughout the document, including the section entitled "Risk Factors," and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "expects," "intends," "may," "will," "should" or "anticipates" or the negative or other variation of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

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

        Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us, and accordingly, our forward- looking statements are qualified in their entirety by reference to the factors described below and in the information incorporated by reference herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

  •
  the passage of state, federal or local legislation that would expand, restrict, negatively impact, further tax or prevent gaming operations in or adjacent to the jurisdictions in which we do business or seek to do business;

  •
  increases in the effective rate of taxation at any of our properties or at the corporate level;

  •
  the activities of our competitors and the emergence of new competition;

  •
  successful completion of the various capital projects at our existing and new facilities;

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

ii

  •
  the availability and cost of financing;

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

iii

PART I

ITEM 1. BUSINESS

Overview

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company ("Argosy"), Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club), greenfield projects (such as at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway) and property expansions (such as at Charles Town Entertainment Complex and Hollywood Casino Lawrenceburg). We currently own or manage nineteen facilities in fifteen jurisdictions, including Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario.

        We believe that our portfolio of assets provides us with a diversified cash flow from operations. We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions and the development of gaming properties, particularly in attractive regional markets. Current capital projects are ongoing at several of our existing properties, including Empress Casino Hotel, Charles Town Entertainment Complex, Hollywood Casino at Penn National Race Course, and Hollywood Casino Perryville, as well as at our proposed facilities in Kansas and Ohio.

        In this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" and "Penn National" refer to Penn National Gaming, Inc. and subsidiaries, unless the context indicates otherwise.

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

        On July 3, 2008, we entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee and a $1.25 billion, zero coupon, preferred equity investment (the "Investment"). On October 30, 2008, we closed the sale of the Investment and issued 12,500 shares of Series B Redeemable Preferred Stock.

Properties

        The following table summarizes certain features of our owned properties and our managed property as of December 31, 2009:

	Location	Type of Facility	Approx. Gaming Square Footage	Gaming Machines	Table Games(1)	Hotel Rooms
Owned Properties:
Charles Town Entertainment Complex	Charles Town, WV	Land-based gaming/	184,348	5,034	—	153
		Thoroughbred racing
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	150,000	3,225	88	295
Hollywood Casino at Penn National Race Course(2)	Grantville, PA	Land-based gaming/	94,300	2,366	—	—
		Thoroughbred racing
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	53,000	1,172	23	—
Empress Casino Hotel	Joliet, IL	Dockside gaming	50,000	1,194	20	100
Argosy Casino Riverside	Riverside, MO	Dockside gaming	56,400	1,966	39	258
Hollywood Casino Baton Rouge	Baton Rouge, LA	Dockside gaming	28,000	1,175	23	—
Argosy Casino Alton	Alton, IL	Dockside gaming	23,000	1,102	18	—
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	54,000	1,275	28	494
Hollywood Casino Bay St. Louis	Bay St. Louis, MS	Land-based gaming	40,000	1,133	21	291
Argosy Casino Sioux City	Sioux City, IA	Dockside gaming	20,500	702	19	—
Boomtown Biloxi	Biloxi, MS	Dockside gaming	51,665	1,214	20	—
Hollywood Slots Hotel and Raceway	Bangor, ME	Land-based gaming/	30,000	1,000	—	152
		Harness racing
Bullwhackers	Black Hawk, CO	Land-based gaming	12,785	591	7	—
Black Gold Casino at Zia Park	Hobbs, New Mexico	Land-based gaming/	18,460	750	—	—
		Thoroughbred racing
Raceway Park	Toledo, OH	Harness racing	—	—	—	—
Freehold Raceway(3)	Monmouth, NJ	Harness racing	—	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Greyhound racing	—	—	—	—
Managed Property:
Casino Rama	Orillia, Ontario	Land-based gaming	93,000	2,472	104	289

Total			959,458	26,371	410	2,032

(1)
Excludes poker tables.

(2)
Hollywood Casino at Penn National Race Course includes our Pennsylvania casino that opened on February 12, 2008, as well as the Penn National Race Course and four off-track wagering facilities ("OTWs").

(3)
Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

Owned Properties

Charles Town Entertainment Complex

        The Charles Town Entertainment Complex is located within approximately a one-hour drive of the Baltimore, Maryland and Washington, D.C. markets, and is currently the only gaming property located conveniently west of these two cities. The Charles Town Entertainment Complex has 184,348 square feet of gaming space, with 5,034 gaming machines, and a 153-room hotel, which opened to the public on September 5, 2008. The complex also features live thoroughbred racing at a refurbished, 3/4-mile all-weather, lighted thoroughbred racetrack with a 3,000-seat grandstand, parking for 6,048 vehicles and simulcast wagering and dining. In December 2009, we announced that we intend to install table games at Charles Town Entertainment Complex following voter approval of table games in the December 5, 2009 special election. Plans currently include the estimated addition of 85 table games and 27 poker tables, a high-end steakhouse/lounge, and a Hollywood on the Roof entertainment lounge. The table games, poker tables and the entertainment lounge are expected to be completed in the third quarter of 2010, and the high-end steakhouse/lounge is expected to be completed in the fourth quarter of 2010.

Hollywood Casino Lawrenceburg

        The Hollywood Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati and is the closest casino to the Cincinnati metropolitan area, its principal target market. In late June 2009, we opened a new casino riverboat at Hollywood Casino Lawrenceburg, replacing the vessel at Argosy Casino Lawrenceburg. The new Hollywood-themed casino riverboat has 150,000 square feet of gaming space on two levels, 3,225 slot machines, 88 live table games, 41 poker tables, a restaurant and 4 bars. Hollywood Casino Lawrenceburg also includes a 295-room hotel. Meeting space for Hollywood Casino Lawrenceburg partially opened in December 2009 and will be completed in the first quarter of 2010, a new steakhouse/lounge is scheduled for completion in the second quarter of 2010, and a new mid-priced restaurant is scheduled for completion in the third quarter of 2010.

Hollywood Casino at Penn National Race Course

        Hollywood Casino at Penn National Race Course is located in Grantville, Pennsylvania, which is 15 miles northeast of Harrisburg. Hollywood Casino at Penn National Race Course opened on February 12, 2008. The Hollywood Casino at Penn National Race Course is a 365,000 square foot facility, currently operating with 2,366 slot machines. The facility also includes a food court, entertainment bar and lounge, trackside dining room, a sports bar, a buffet and high-end steakhouse, a retail store, as well as a simulcast facility and viewing area for live racing. The facility has ample parking, including a five-story self parking garage, with capacity for approximately 2,200 cars and approximately 1,500 surface parking spaces for self and valet parking. The property includes a one-mile all-weather, lighted thoroughbred racetrack, and a 7/8-mile turf track. In January 2010, the Pennsylvania legislature passed legislation permitting table games for gaming licensees. We intend to install table games at Hollywood Casino at Penn National Race Course in two phases. Phase 1 includes the addition of an estimated 40 table games and 12 poker tables within the existing facility, and is expected to be completed in the fourth quarter of 2010. The property also includes approximately 400 acres that are available for future expansion or development.

Hollywood Casino Aurora

        Hollywood Casino Aurora, part of the Chicagoland market, is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. The facility is easily accessible from major highways, can be reached by train from downtown Chicago, and is approximately 30 miles from both the O'Hare International and Midway airports. Hollywood Casino Aurora has a 53,000 square foot single-level dockside casino facility with 1,172 gaming machines, 23 gaming tables and 6 poker tables. The facility features two upscale lounges, a steakhouse, a buffet, a fast food outlet, and a private dining room for premium players. Hollywood Casino Aurora also has two parking garages with approximately 1,564 parking spaces and a gift shop.

Empress Casino Hotel

        The Empress Casino Hotel, part of the Chicagoland market, is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge-based casino provides 50,000 square feet of gaming space on two levels with 1,194 slot machines, 20 table games and 3 poker tables. The casino also features a buffet and deli. The complex also includes a 100-room hotel, surface parking areas with approximately 1,500 spaces and an 80-space recreational vehicle park.

        On March 20, 2009, the property, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. Construction on a new 1,100 space parking garage was completed in the first quarter of 2010. The permanent land-based pavilion is expected to be completed by the fourth quarter of 2010 and upgrades to the gaming vessel and other areas are expected to be completed by the first quarter of 2011.

Argosy Casino Riverside

        The Argosy Casino Riverside is located on the Missouri River approximately five miles from downtown Kansas City in Riverside, Missouri. The casino primarily attracts customers who reside in the northern and western regions of the Kansas City metropolitan area. This Las Vegas-style casino features approximately 56,400 square feet of gaming space with 1,966 slot machines, 39 table games and 8 poker tables.

        This state-of-the-art Mediterranean-themed casino features an innovative "floating" casino floor that provides a seamless transition between the casino and land-based support areas, which include a Mediterranean-themed, nine-story, 258-room hotel and spa, an entertainment facility featuring 6 food and beverage areas, including a buffet, steakhouse, deli, coffee bar, VIP lounge and sports/entertainment lounge and 19,000 square feet of banquet/conference facilities. Argosy Casino Riverside currently has parking for approximately 3,000 vehicles, including a 1,250 space parking garage.

Hollywood Casino Baton Rouge

        Hollywood Casino Baton Rouge is currently one of two dockside riverboat gaming facilities operating in Baton Rouge, Louisiana. The Hollywood Casino Baton Rouge property features a riverboat casino reminiscent of a nineteenth century Mississippi River paddlewheel steamboat. The riverboat features approximately 28,000 square feet of gaming space, 1,175 gaming machines and 23 table games.

        The facility also includes a two-story, 58,000 square foot dockside building featuring a variety of amenities, including a steakhouse, a 268-seat buffet, a premium players' lounge, a nightclub that doubles as a players' event area, a lobby bar, a public atrium, two meeting rooms, 1,548 parking spaces, a players' club booth and a gift shop.

        In December 2007, we agreed to acquire 3.8 acres of adjacent land and to pay for half of the construction costs (subject to a ceiling of $3.8 million) for a railroad underpass with the seller of the land. The underpass will provide unimpeded access to the casino property and to property owned by the seller for future development. Construction on the underpass started in June 2009 and we anticipate that it will be completed by the fourth quarter of 2010.

Argosy Casino Alton

        The Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis. The target customers of the Argosy Casino Alton are drawn largely from the northern and eastern regions of the greater St. Louis metropolitan area, as well as portions of central and southern Illinois. The Argosy Casino Alton is a three-deck gaming facility featuring 23,000 square feet of gaming space with 1,102 slot machines and 18 table games. The Argosy Casino Alton includes an entertainment pavilion and features a 124-seat buffet, a restaurant and a 400-seat main showroom. The facility includes surface parking areas with 1,341 spaces.

Hollywood Casino Tunica

        Hollywood Casino Tunica is located in Tunica, Mississippi. Tunica County is the closest resort gaming jurisdiction to, and is easily accessible from, the Memphis, Tennessee metropolitan area. The Tunica market has become a regional destination resort, attracting customers from surrounding markets such as Nashville, Tennessee, Atlanta, Georgia, St. Louis, Missouri, Little Rock, Arkansas, and Tulsa, Oklahoma. Hollywood Casino Tunica features 54,000 square feet of gaming space at a single-level casino with 1,275 slot machines, 28 table games and 6 poker tables.

        Hollywood Casino Tunica's 494-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons. Entertainment amenities include a steakhouse, the Hollywood Epic Buffet®, a 1950's-style diner, an entertainment lounge, a premium players' club, a themed bar facility, a non-smoking slot room, an indoor pool and showroom as well as banquet and meeting facilities. There is also an 18-hole championship golf course adjacent to the facility that is owned and operated through a joint venture of three gaming companies. In addition, Hollywood Casino Tunica offers surface parking for 1,635 cars.

Hollywood Casino Bay St. Louis

        Hollywood Casino Bay St. Louis is located in Bay St. Louis, Mississippi. Hollywood Casino Bay St. Louis offers a 40,000 square foot casino, and features 1,133 slot machines, 21 table games, and 6 poker tables.

        The waterfront Hollywood Hotel features 291 rooms and a 10,000 square foot ballroom, including nine separate meeting rooms offering more than 17,000 square feet of meeting space. Hollywood Casino Bay St. Louis offers live concerts and various entertainment on weekends in the ballroom. The property also features The Bridges golf course, an 18-hole championship golf course. Hollywood Casino Bay St. Louis has three restaurants including Tuscany Steaks & Seafood® (fine dining), the Hollywood Epic Buffet and Jackpot Java®, a 24-hour cafe. Other amenities include a recreational vehicle park with 100 sites and Tokens gift shop.

Argosy Casino Sioux City

        The Argosy Casino Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 20,500 square feet of gaming space with approximately 702 slot machines, 19 table games and 3 poker tables. The casino is complemented by adjacent barge facilities featuring dining facilities, meeting space, and 524 parking spaces.

Boomtown Biloxi

        Boomtown Biloxi is located in Biloxi, Mississippi. Boomtown Biloxi offers 51,665 square feet of gaming space with 1,214 slot machines, 20 table games and 5 poker tables. It features a locally acclaimed buffet and the Grill (a 24-hour deli and bakery), and a new steakhouse and VIP lounge which opened in the fourth quarter of 2009. Boomtown Biloxi has 1,450 surface parking spaces.

Hollywood Slots Hotel and Raceway

        Hollywood Slots Hotel and Raceway is situated near historic Bass Park in Bangor, Maine. Its amenities include 30,000 square feet of gaming space with 1,000 slot machines and a 152-room hotel, with 5,119 square feet of meeting and pre-function space, two eateries, Hollywood Epic Buffet and Take 2, a small entertainment stage, and four-story parking with 1,500 parking spaces.

        Bangor Raceway is located at historic Bass Park which is adjacent to the property. In 2009, Bangor Raceway conducted harness racing from May through early November on its one-half mile track. With over 12,000 square feet of space, the Bangor Raceway grandstand can seat 3,500 patrons.

Bullwhackers

        The Bullwhackers properties include the Bullwhackers Casino and the adjoining Bullpen Casino. Bullwhackers Casino offers a full service restaurant and cafe. The Bullwhackers properties, which are located in Black Hawk, Colorado, include 12,785 square feet of gaming space, 591 slot machines and 7 table games. The properties also include a 344-car surface parking area. We also own and operate a gas station/convenience store located approximately 7 miles east of Bullwhackers Casino on Highway 119.

Black Gold Casino at Zia Park

        Black Gold Casino at Zia Park includes the Black Gold Casino and the adjoining Zia Park Racetrack. Black Gold Casino at Zia Park is located in Hobbs, New Mexico and includes 18,460 square feet of gaming space and 750 slot machines. The property operates three restaurants consisting of the Black Gold Buffet, the Black Gold Steakhouse, and the Homestretch Bar & Grill, which has live entertainment on the weekends. The property also includes a one-mile oval quarter/thoroughbred racetrack, which was utilized for 57 days in 2009, and a simulcast parlor, which is utilized year-round. Year-round banquet services are available in the Turf Club, which also offers food and beverage services during the live racing season.

Raceway Park

        Raceway Park is a 58,250 square foot facility, with a 5/8-mile harness racing track located in Toledo, Ohio. The facility also features simulcast wagering and has a 1,977 theatre-style seating capacity and surface parking for 3,000 vehicles.

Freehold Raceway

        Through our joint venture, we own 50% of Freehold Raceway, located in Freehold in Western Monmouth County, New Jersey. The property features a half-mile oval harness track and a 150,000 square foot grandstand. Freehold Raceway operates a leased OTW in Toms River, New Jersey, that is approximately 28,160 square feet.

Sanford-Orlando Kennel Club

        Sanford-Orlando Kennel Club is a 1/4 mile greyhound facility located in Longwood, Florida. The facility has a capacity for 6,500 patrons, with seating for 4,000 and surface parking for 2,500 vehicles. The facility conducts year-round greyhound racing and horse racing simulcasts.

Off-track Wagering Facilities

        Our OTWs and racetracks provide areas for viewing import simulcast races of thoroughbred and harness horse racing, televised sporting events, placing pari-mutuel wagers and dining. We operate four of the eighteen OTWs currently in operation in Pennsylvania.

Account Wagering/Internet Wagering

        In 1983, we pioneered Telebet®, the complete account wagering operation for Penn National Race Course. The platform offers account wagering on more than 80 United States ("U.S.") racetracks, and currently has more than 12,900 active account betting customers from the 13 U.S. states that permit account wagering as well as the U.S. Virgin Islands.

        We have also developed strategic relationships to further our wagering activities. In August 1999, we entered into an agreement with eBet Limited, an Internet wagering operation in Australia, to license their eBetUSA.com technology in the U.S. Through eBetUSA.com, Inc., our wholly-owned subsidiary, we use the eBetUSA.com technology to permit on-line pari-mutuel horseracing wagering over the internet in selected jurisdictions with the approval of the Pennsylvania State Horse Racing Commission and applicable federal and state laws, rules and regulations, as permitted. We currently accept wagers from residents of 13 U.S. states and the U.S. Virgin Islands.

Managed Gaming Property

Casino Rama

        Through CHC Casinos Canada Limited ("CHC Casinos"), our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario

Lottery and Gaming Corporation, an agency of the Province of Ontario. Casino Rama is located on the lands of the Rama First Nation, approximately 90 miles north of Toronto. The property has approximately 93,000 square feet of gaming space, 2,472 gaming machines, 104 table games and 12 poker tables. In addition, the property includes a 5,000-seat entertainment facility, a 289-room hotel and 3,170 parking spaces.

        The Development and Operating Agreement (the "Agreement"), which we refer to as the management service contract for Casino Rama, sets out the duties, rights and obligations of CHC Casinos and our indirectly wholly-owned subsidiary, CRC Holdings, Inc. The compensation under the Agreement is a base fee equal to 2.0% of gross revenues of the casino and an incentive fee equal to 5.0% of the casino's net operating profit.

        The Agreement terminates on July 31, 2011, and the Ontario Lottery and Gaming Corporation has the option to extend the term of the Agreement for two successive periods of five years each, commencing on August 1, 2011.

Noncontrolling Interests

        In November 2009, we entered into an agreement with Lakes Entertainment, Inc. ("Lakes"), permitting Lakes to invest in up to a 10% equity interest in each of our proposed facilities in Columbus and Toledo, Ohio. During the year ended December 31, 2009, Lakes contributed $1.9 million to us towards the proposed facilities, and its portion of the net loss for the proposed facilities was $2.5 million. The noncontrolling interest is included in shareholders' equity within our consolidated balance sheet at December 31, 2009, stated separately from our shareholders' equity.

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

        As a result of our acquisitions of Hollywood Casino Corporation and Argosy, we own the service marks "Hollywood Casino" and "Argosy" which are registered with the U.S. PTO. We believe that our rights to the "Hollywood Casino" and "Argosy" service marks are well established and have competitive value to the Hollywood Casino and Argosy properties. We also acquired other trademarks used by the Hollywood Casino and Argosy facilities and their related services. These marks are either registered or are the subject of pending applications with the U.S. PTO.

Competition

Gaming Operations

        The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines not located in casinos, Native American gaming, Internet gaming and other forms of gambling in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; high school, collegiate and professional athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Kansas, Ohio and Maryland), have legalized, and are likely to implement gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

        Charles Town, West Virginia.    Our gaming machine operations at the Charles Town Entertainment Complex face competition in the neighboring states of Pennsylvania, Delaware and New Jersey. On December 5, 2009, the citizens of Jefferson County, West Virginia, voted to authorize the placement of table games at the Charles Town Entertainment Complex. The table games are expected to be operational in the third quarter of 2010. In Pennsylvania, there are slot operations at Philadelphia Park, Mohegan Sun at Pocono Downs, Chester Downs, The Meadows, Mount Airy Casino Resort, The Rivers, Presque Isle Downs, and Hollywood Casino at Penn National Race Course (which is also our property). These additions have had a negative impact on our business from Pennsylvania; however, we estimate that less than 7% of our slot revenue is derived from this region. In January 2010, the Pennsylvania legislature passed legislation permitting table games for gaming licensees. In November 2008, the citizens of Maryland approved a referendum to allow up to 15,000 slot machines at five locations throughout the state. These locations include a facility in each of Cecil, Allegany, Anne Arundel, Baltimore City and Worchester counties. Applications for each of the gaming zones were submitted in February 2009. The first facility scheduled to open in Maryland, Hollywood Casino Perryville, which is owned by us, is expected to open in late 2010. This will be the only Maryland facility which will be operational in 2010. Particularly as the Anne Arundel and Baltimore facilities open, Charles Town Entertainment Complex will face increased competition and its results will be negatively impacted. Any additional increase in the competition in the region could negatively impact the results of operations of Charles Town Entertainment Complex.

        Lawrenceburg, Indiana.    The Hollywood Casino Lawrenceburg is the closest casino to the Cincinnati metropolitan area, and faces competition from two other riverboat casinos in the Cincinnati market, plus two racetrack casinos in the greater Indianapolis area. The nearest competitor is located approximately 15 miles further south of Lawrenceburg in Rising Sun, Indiana. Another competitor is located 40 miles from Lawrenceburg in Switzerland County, Indiana. In 2007, the Indiana Legislature passed a law allowing up to 2,000 slot machines at each of two racetracks in Indianapolis, approximately 90 miles northwest of Lawrenceburg. Both of these racetracks re-opened with slots in June 2008. One of the two racinos opened their slot operations in a temporary facility and then opened a permanent structure in March 2009. These two Indianapolis racinos have adversely affected our gaming revenue, particularly from the Indianapolis feeder market. Casino gaming is not currently permitted under the laws of Kentucky, although legislation has been introduced to allow gaming at racetracks and casinos subject to referendum. Ohio voters passed a referendum in 2009 to allow four land-based casinos in four cities in the state of Ohio. One of them will be in downtown Cincinnati, which is a major feeder market for our Lawrenceburg property. The commencement of casino gaming in Ohio or Kentucky will have an adverse effect on the financial results of our Lawrenceburg casino.

        Grantville, Pennsylvania.    The Pennsylvania Race Horse Development and Gaming Act, which was signed in 2004, authorized up to 5,000 slot machines at each of seven harness/thoroughbred racetracks and five stand-alone slot facilities, as well as 500 slot machines at each of two authorized resort facilities. Currently, slot machines are authorized and operating at six of the seven existing racetrack facilities, as well as three stand-alone facilities. In January 2010, the Pennsylvania legislature passed legislation permitting table games for gaming licensees. The Pennsylvania Gaming Control Board is in the process of creating a regulatory framework with regard to table games and has estimated that it will be six to nine months before table games can become operational. The new legislation increases the number of category 3 licenses from two to three. A category 3 license allows the licensed facility to operate up to 500 slot machines; however, a category 3 licensed facility holding a table game operation certificate will be entitled to operate 600 slot machines and 50 table games. One category 3 license application has been granted, but no license has been issued, pending resolution of a challenge before the Supreme Court of Pennsylvania. There are also proposed sites in each of Gettysburg and the Reading area for a category 3 license. If any of these sites begin slot operations, it will have a negative impact on Hollywood Casino at Penn National Race Course.

        Hollywood Casino at Penn National Race Course faces competition from these other Pennsylvania facilities, as well as casinos located in Delaware, New Jersey, and West Virginia. In addition, Hollywood Casino Perryville, which is owned by us, is expected to open in late 2010, and our property in West Virginia received approval in late 2009 to operate table games, both of which could negatively impact the operations of Hollywood Casino at Penn National Race Course.

        In 2008, the Commonwealth of Pennsylvania passed legislation which authorized a partial ban on smoking in casino facilities, including a limit on the amount of casino floor space that could be designated as "smoking." Early in 2009, Hollywood Casino at Penn National Race Course was able to expand smoking sections to 50% of its casino floor. The legislation does not allow any further expansion of smoking areas.

        Chicagoland.    Aurora and Joliet are part of the Chicagoland market that includes properties in the Chicago suburbs in both Illinois and northern Indiana. Hollywood Casino Aurora and Empress Casino Hotel face competition from numerous other riverboat casinos in the Chicago-area market, dockside casinos that are located in Illinois and dockside casinos that are located in Indiana. Due to significantly higher gaming taxes imposed on Illinois riverboats, the Indiana riverboats have been able to spend greater amounts on marketing and other amenities, which has significantly increased their ability to compete with the Illinois riverboats. Any increase in gaming taxes or admission fees imposed on Illinois riverboats could have an adverse impact on the financial results of our Chicagoland casinos. Effective January 1, 2008, casinos in Illinois became smoke-free due to state legislation and smoking areas are required to be outside of the facility. The casinos in Indiana continue to have smoking permitted in all areas providing them with a significant competitive advantage. In addition, after a major remodel, Harrah's reopened the Horseshoe casino in northern Indiana in August 2008 which has impacted the revenues of the Illinois riverboats in 2009.

        New competition in Illinois is currently limited by state legislation. The Illinois Riverboat Gambling Act and the regulations promulgated by the Illinois Gaming Board under the Riverboat Gambling Act authorize only 10 owner licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the 10 licensed sites. All authorized owners' licenses have now been granted, with the final license, which was dormant for several years, being issued in December 2008. The new gaming operation is expected to be opened in the second half of 2011 in Des Plaines, Illinois. We will face additional competition as the facility will be located in the suburban area northwest of Chicago. The legislature has considered, at various times, legislation that would expand gaming in the state of Illinois (for example, slots at tracks). Should the Illinois legislature enact such gaming-expansion legislation, the financial results of our Chicagoland casinos could be adversely affected.

        In July 2009, the Governor of Illinois signed a bill providing for the legalization of video poker in bars. While there have not yet been any installations of video poker machines outside of the current 9 Illinois riverboats, it is anticipated they will arrive sometime in 2010.

        Riverside, Missouri.    The Argosy Casino Riverside currently faces competition from three other casinos in its market. In November 2008, legislation was enacted in Missouri that increased gaming taxes, while removing the loss limit in the state. The Kansas legislature has approved the expansion of casino gaming in its state, and in February 2010, Kansas Entertainment, LLC, a joint venture of affiliates of International Speedway Corporation and us, received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of a Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway, which is located approximately 17 miles from Argosy Casino Riverside. Kansas Entertainment, LLC will begin construction of the facility in the second half of 2010 with a planned opening in early 2012. The commencement of casino gaming in Kansas will have an adverse effect on the financial results of Argosy Casino Riverside.

        Baton Rouge, Louisiana.    Hollywood Casino Baton Rouge faces competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and from non-casino gaming opportunities within Louisiana. The principal competitor to Hollywood Casino Baton Rouge is the Belle of Baton Rouge. We face competition from eleven casinos on the Mississippi Gulf Coast, which is approximately 120 miles east of Baton Rouge; many of these casinos are destination resorts that attract customers from the Baton Rouge area. Subsequent to Hurricane Katrina, Mississippi Gulf Coast casinos are allowed to operate as land-based facilities. Hollywood Casino Baton Rouge also faces competition from two major riverboat casinos, one land-based casino in the New Orleans area, which is approximately 75 miles from Baton Rouge, and three Native American casinos in Louisiana. The two closest Native American casinos are land-based facilities located approximately 45 miles southwest and approximately 65 miles northwest of Baton Rouge. We face competition from a racetrack located approximately 55 miles from Baton Rouge operating approximately 1,500 gaming machines. We also face competition from approximately 3,000 video poker machines located in truck stops, restaurants, bars and OTWs located in certain surrounding parishes. In addition, another gaming operator received approval from the Louisiana Gaming Control Board for a third riverboat casino in Baton Rouge that was subject to a local option referendum subsequently approved by East Baton Rouge Parish voters on February 9, 2008. If the project receives the remaining local approvals and entitlements, and the operator is successful in raising the capital required to construct the facility, the financial results of Hollywood Casino Baton Rouge will be adversely affected.

        Alton, Illinois.    The Argosy Casino Alton faces competition from five other riverboat casinos currently operating in the St. Louis, Missouri area, including one other Illinois licensee. In addition, a casino project in south St. Louis County is in development and scheduled to open in March 2010, which could adversely affect business. Casinos in Illinois are smoke-free due to state legislation while casinos in Missouri continue to have smoking permitted in all areas, providing them with a significant competitive advantage. Should the Illinois legislature enact gaming-expansion legislation or increase admission or gaming taxes, our Alton casino's financial results could be adversely affected.

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

        Mississippi Gulf Coast.    Prior to Hurricane Katrina, dockside gaming grew rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in March 1992 to twelve operating dockside casinos on December 31, 2004. Nine of these facilities were located in Biloxi, two were located in Gulfport and one was located in Bay St. Louis. As of December 31, 2009, eight of the casinos in Biloxi re-opened, including our casino, one of the Gulfport casinos reopened and two Bay St. Louis properties opened in 2006. Prior to Hurricane Katrina, our Bay St. Louis property was the only casino in the Bay St. Louis market, whereas there are now two casinos in the Bay St. Louis market. In addition, in the Bay St. Louis market, there are various proposals for casinos in development, as well as expansions at existing properties, that may take place in the next few years, though none are anticipated to be completed in 2010.

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

        Black Hawk, Colorado.    The Black Hawk gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, types and pricing of non-gaming amenities, name recognition and overall atmosphere. There are currently 18 gaming facilities in the Black Hawk market and 6 gaming facilities in nearby Central City.

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

        Orillia, Ontario.    Casino Rama faces competition in Ontario from three other commercial casinos, six charity casinos and 17 racetracks with gaming machines in the province. All of the casinos (including Casino Rama) and gaming machine facilities are operated by or on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario.

        There are two charity casinos and seven racetracks with gaming machine facilities that directly affect Casino Rama. The two charity casinos together have 106 gaming tables and 1,054 gaming machines. The number of gaming machines at the racetracks ranges from 240 to over 2,061 each. There are also two commercial casinos located in Niagara Falls, Ontario, 80 miles southwest of Toronto with a total of 173 gaming tables and 4,651 gaming machines.

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

U.S. and Foreign Revenues

        Our net revenues in the U.S. for 2009, 2008 and 2007 were approximately $2,354.5 million, $2,406.4 million and $2,419.5 million, respectively. Our revenues from operations in Canada for 2009, 2008 and 2007 were approximately $14.8 million, $16.7 million and $17.3 million, respectively.

Segments

        In accordance with Financial Accounting Standards Board Accounting Standards Codification 280, "Segment Reporting," we view each property as an operating segment, and aggregate all of our properties into one reportable segment, as we believe that they are economically similar, offer similar types of products and services, cater to the same types of customers, and are similarly regulated.

Management

Name	Age	Position
Peter M. Carlino	63	Chief Executive Officer
Timothy J. Wilmott	51	President and Chief Operating Officer
William J. Clifford	52	Senior Vice President-Finance and Chief Financial Officer
Thomas P. Burke	53	Senior Vice President-Regional Operations
John V. Finamore	51	Senior Vice President-Regional Operations
Robert S. Ippolito	58	Vice President, Secretary and Treasurer
Jordan B. Savitch	44	Senior Vice President and General Counsel
Steven T. Snyder	49	Senior Vice President-Corporate Development

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

Employees and Labor Relations

        As of December 31, 2009, we had 14,772 full- and part-time employees.

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

        Our agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course expires on September 30, 2011. We have a collective bargaining agreement with Local 137 of the Sports Arena Employees (AFL-CIO) at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expires on December 31, 2011. We also have an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at our OTWs, which expired on September 30, 2009 and has been extended pending continuing negotiations.

        Our agreement with the Maine Harness Horsemen Association at Bangor Raceway expires on December 31, 2011.

        Our agreement with the Ohio Harness Horsemen Association expires on December 31, 2012.

        Pennwood Racing, Inc. also has an agreement in effect with the horsemen at Freehold Raceway, which expires on December 31, 2011.

        Throughout our Argosy properties, the Seafarers Entertainment and Allied Trade Union represents approximately one thousand eight hundred of our employees. At the Empress Casino Hotel, the Hotel Employees and Restaurant Employees Union ("UNITE/HERE") Local 1 represents approximately three hundred employees under a collective bargaining agreement which expires on March 31, 2011. At certain of our Argosy properties, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO, the International Brotherhood of Electrical Workers, the Security Police and Fire Professionals of America, the American Maritime Officers Union, the International Brotherhood of Electronic Workers Local 176, and UNITE/HERE Local 10 represent certain of our employees. We have collective bargaining agreements with these unions that expire at various times between July 2010 and October 2015. None of these unions individually represent more than fifty of our employees.

Available Information

        For more information about us, visit our website at www.pngaming.com. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the U.S. Securities and Exchange Commission (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

        A substantial portion of our revenues is derived from our Charles Town, West Virginia and Lawrenceburg, Indiana facilities.

        For the fiscal year ended December 31, 2009, approximately 37.0% of our net revenues were collectively derived from our Charles Town and Lawrenceburg operations. Our ability to meet our operating and debt service requirements is substantially dependent upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the effect on Charles Town of the new gaming venues now imminent in Maryland, the continuing impact of Indianapolis Downs and Hoosier Downs on Lawrenceburg, as well as the potential impact of Ohio gaming on Lawrenceburg);

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

        We may face disruption in integrating and managing facilities we may develop or acquire in the future.

        We expect to continue pursuing expansion opportunities, and we regularly evaluate opportunities for acquisition and development of new properties, which evaluations may include discussions and the review of confidential information after the execution of nondisclosure agreements with potential acquisition candidates, some of which may be potentially significant in relation to our size.

        We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may acquire. The integration of any other properties we may acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, regulatory, legal and competitive risks as well as the risks attendant to partnership deals on these development opportunities.

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

        The occurrence of some or all of the above described events could have a material adverse effect on our business, financial condition and results of operations.

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

        The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines not located in casinos, Native American gaming, Internet gaming and other forms of gambling in the United States ("U.S."). In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; high school, collegiate and professional athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Kansas, Ohio and Maryland), have legalized, and are likely to implement, gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

        Gaming competition is intense in most of the markets where we operate. As competing properties and new markets are opened (for instance, the potential new markets in Kansas, Ohio, and Maryland, the potential competition in Baton Rouge and the new properties in St. Louis and Indianapolis), our operating results may be negatively affected. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. There could be further competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes.

        We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in detail in the subsection entitled "Competition—Gaming Operations" of this Annual Report on Form 10-K.

        As our business is dependent on discretionary consumer spending, our business is adversely impacted by prolonged economic downturns, and is subject to volatility depending on the price of energy, unemployment rates, residential real estate values, and the availability of consumer credit.

        Our management service contract for Casino Rama expires on July 31, 2011.

        Through CHC Casinos Canada Limited ("CHC Casinos"), our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. Casino Rama is located on the lands of the Rama First Nation, approximately 90 miles north of Toronto. The property has approximately 93,000 square feet of gaming space, 2,472 gaming machines, 104 table games and 12 poker tables. In addition, the property includes a 5,000-seat entertainment facility, a 289-room hotel and 3,170 parking spaces.

        The Development and Operating Agreement (the "Agreement"), which we refer to as the management service contract for Casino Rama, sets out the duties, rights and obligations of CHC Casinos and our indirectly wholly-owned subsidiary, CRC Holdings, Inc. CHC Casinos significantly relies on our experience, know-how, guidance and assistance to carry out the duties and obligations under the Agreement. The compensation under the Agreement is a base fee equal to 2.0% of gross revenues of the casino and an incentive fee equal to 5.0% of the casino's net operating profit.

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

        Moreover, legislation to prohibit, limit, or add burdens to our business may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results. For example, in October 2005, the Illinois House of Representatives voted to approve proposed legislation that would eliminate riverboat gambling. If the Illinois Senate had passed that bill, our business would have been materially impacted. In addition, legislation banning smoking appears to be gaining momentum in a number of jurisdictions where we operate or seek to do business (including passage in Illinois, Colorado and Pennsylvania in 2008). If these bans continue to be enacted, our business could be adversely affected.

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

        Inclement weather and other casualty events could seriously disrupt our business and have a material adverse effect on our financial condition and results of operations.

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For example, in late August 2005, we closed Hollywood Casino Bay St. Louis in Bay St. Louis, Mississippi, Boomtown Biloxi in Biloxi, Mississippi and Hollywood Casino Baton Rouge in Baton Rouge, Louisiana in anticipation of Hurricane Katrina. Hollywood Casino Baton Rouge subsequently reopened on August 30, 2005. However, due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume until June 29, 2006 and August 31, 2006, respectively. In addition, several of our casinos are subject to risks generally associated with the movement of vessels on inland waterways, including risks of collision or casualty due to river turbulence and traffic. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period. In terms of casualty events, on March 20, 2009, our Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion.

        The extent to which we can recover under our insurance policies for damages sustained at our properties in the event of future hurricanes and casualty events could adversely affect our business.

        On August 28, 2005, we closed Hollywood Casino Bay St. Louis in Bay St. Louis, Mississippi and Boomtown Biloxi casino in Biloxi, Mississippi in anticipation of Hurricane Katrina. Due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume until June 29, 2006 and August 31, 2006, respectively. In terms of casualty events, on March 20, 2009, our Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. We maintain significant property insurance, including business interruption coverage, for Hollywood Casino Bay St. Louis, Boomtown Biloxi and other properties. However, there can be no assurances that we will be fully or promptly compensated for losses at any of our facilities in the event of future hurricanes or casualty events.

        We are subject to environmental laws and potential exposure to environmental liabilities.

        We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and nonhazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. From time to time, we have incurred and are incurring costs and obligations for correcting environmental noncompliance matters. To date, none of these matters have had a material adverse effect on our business, financial condition or results of operations; however, there can be no assurance that such matters will not have such an effect in the future. In addition, as we acquire properties, we may not know the full level of exposure that we may have undertaken.

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

        Effective October 1, 2004, we signed an agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course that expires on September 30, 2011. At the Charles Town Entertainment Complex, we have an agreement with the Charles Town Horsemen with an initial term expiring on December 31, 2011, and an agreement with the breeders that expires on June 30, 2010. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Division of Mutuel Clerks, which expires on December 31, 2010. Our agreement with the Maine Harness Horsemen Association at Bangor Raceway expires on December 31, 2011. Our agreement with the Ohio Harness Horsemen Association expires on December 31, 2012. Pennwood Racing, Inc. also has an agreement in effect with the horsemen at Freehold Raceway, which expires on December 31, 2011.

        If we fail to maintain operative agreements with the horsemen at a track, we will not be permitted to conduct live racing and export and import simulcasting at that track and off-track wagering facilities and, in West Virginia, we will not be permitted to operate our gaming machines. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

        Work stoppages, organizing drives and other labor problems could negatively impact our future profits.

        Some of our employees are currently represented by labor unions. A lengthy strike or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and results of operations. Given our large number of employees, labor unions are making a concerted effort to recruit more employees in the gaming industry. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration. Particularly, in light of current support for changes to federal and state labor laws, we cannot provide any assurance that we will not experience additional and more successful union organization activity in the future.

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

  •
  limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

  •
  result in an event of default if we fail to satisfy our obligations under our debt or fail to comply with the financial and other restrictive covenants contained in our debt instruments, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

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

        We intend to finance some of our current and future expansion and renovation projects primarily with cash flow from operations, borrowings under our current senior secured credit facility and equity or debt financings. Depending on the state of the credit markets, if we are unable to finance our current or future expansion projects, we could have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners, or modifying our senior secured credit facility. Depending on credit market conditions, these sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, acquisitions, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

        Our indebtedness imposes restrictive covenants on us.

        Our existing senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, our existing senior secured credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, repay indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. A failure to comply with the restrictions contained in our senior secured credit facility and the indentures governing our existing senior subordinated notes could lead to an event of default thereunder which could result in an acceleration of such indebtedness. In addition, the indentures relating to our senior subordinated notes restrict, among other things, our ability to incur additional indebtedness (excluding certain indebtedness under our senior secured credit facility), make certain payments and dividends or merge or consolidate. A failure to comply with the restrictions in any of the indentures governing the notes could result in an event of default under such indenture which could result in an acceleration of such indebtedness and a default under our other debt, including our existing senior subordinated notes and our senior secured credit facility.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

 ITEM 2. PROPERTIES

        The following describes our principal real estate properties:

        Charles Town Entertainment Complex.    We own 315 acres on various parcels in Charles Town and Ranson, West Virginia of which 155 acres comprise the Charles Town Entertainment Complex. The Complex includes a 153-room hotel and a 3/4 mile all-weather, lighted thoroughbred racetrack, a training track, two parking garages, an employee parking lot, an enclosed grandstand/clubhouse and housing facilities for over 1,300 horses.

        Hollywood Casino Lawrenceburg.    In addition to the new Hollywood casino riverboat, we also own the Argosy VI riverboat casino, which is currently for sale. We own and lease 52 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the gaming vessel, and includes an entertainment pavilion, a 295-room hotel, two parking garages and an adjacent surface lot. In addition, we own a 52-acre parcel on Route 50 which we use for remote parking.

        Hollywood Casino at Penn National Race Course.    We own approximately 625 acres in Grantville, Pennsylvania, of which 225 acres are where the Penn National Race Course is located. Currently, the property includes a 365,000 square foot integrated slot wagering and horse racing facility, complimented by a one-mile all-weather thoroughbred racetrack and a 7/8-mile turf track, and a parking garage. The property also includes approximately 400 acres surrounding the Penn National Race Course that are available for future expansion or development.

        Hollywood Casino Aurora.    We own a dockside barge structure and land-based pavilion in Aurora, Illinois. The property also includes two parking garages under capital lease agreements.

        Empress Casino Hotel.    We own approximately 276 acres in Joliet, Illinois, which includes a barge-based casino and a 100-room hotel. Construction on a new 1,100 space parking garage was completed in the first quarter of 2010.

        Argosy Casino Riverside.    We own approximately 41 acres in Riverside, Missouri, which includes a barge-based casino, a 258-room luxury hotel, an entertainment/banquet facility and a parking garage.

        Hollywood Casino Baton Rouge.    The Hollywood Casino Baton Rouge is a four-story riverboat casino, which we own. We own a 17.4-acre site on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The property site serves as the dockside embarkation for the Hollywood Casino Baton Rouge and features a two-story building. We also own 5.5 acres of land that are used primarily for offices, warehousing, and parking. In December 2007, we agreed to acquire 3.8 acres of adjacent land and to pay for half of the construction costs (subject to a ceiling of $3.8 million) for a railroad underpass with the seller of the land. The underpass will provide unimpeded access to the casino property and to property owned by the seller for future development. Construction on the underpass started in June 2009 and we anticipate that it will be completed by the fourth quarter of 2010.

        Argosy Casino Alton.    The Alton Belle II is a riverboat casino, which we own. We lease a 2.5-acre parcel in Alton, Illinois, a portion of which serves as the dockside boarding for the Alton Belle II. The dockside facility includes an entertainment pavilion and office space. In addition, we lease a warehouse facility and own an office building.

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

        Bullwhackers.    Our Bullwhackers Casino and the adjoining Bullpen are located on an approximately 4-acre site. We own the Bullwhackers Casino property and lease the Bullpen Casino property. On August 30, 2006, we purchased a gas station/convenience store located approximately 7 miles east of Bullwhackers Casino on Highway 119. This is approximately a 7.6-acre site.

        Black Gold Casino at Zia Park.    Our Black Gold Casino adjoins the Zia Park Racetrack and is located on an approximately 320-acre site that we own.

        Raceway Park.    We own approximately 92 acres in Toledo, Ohio, where Raceway Park is located. The property includes a 5/8-mile harness race track, including a clubhouse and a grandstand.

        Freehold Raceway.    Through our joint venture, we own a 51-acre site in Freehold in Western Monmouth County, New Jersey, where Freehold Raceway is located. The property features a half-mile oval harness track and a grandstand.

        Sanford-Orlando Kennel Club.    We own approximately 26 acres in Longwood, Florida where Sanford-Orlando Kennel Club is located. The property includes a 1/4 mile racing surface, a clubhouse dining facility and a main grandstand building plus a parking lot. Kennel facilities for up to 1,300 greyhounds are located at a leased location approximately 1/2 mile from the racetrack enclosure.

        Hollywood Casino Perryville.    We own approximately 36 acres of land in Perryville, Maryland, where we recently began construction of Hollywood Casino Perryville.

        Hollywood Casino Columbus.    As of February 2010, we own approximately 141 acres of land in Columbus, Ohio, at two separate sites. The location of the Columbus casino will be determined in a statewide election in May 2010.

        Hollywood Casino Toledo.    We own a 44-acre site in Toledo, Ohio, where we recently began construction of Hollywood Casino Toledo.

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

        Off-track Wagering Facilities.    We lease our four currently-operating off-track wagering facilities ("OTWs"). The following is a list of our four currently-operating OTWs and their locations:

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

        In conjunction with our acquisition of Argosy Gaming Company ("Argosy") in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, we became responsible for litigation initiated in 1997 related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost profits that the plaintiff contended it could have earned if the gaming license had been issued to the plaintiff. On October 2, 2006, we prevailed on a partial summary judgment motion which limited plaintiff's damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys' fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys' fees, costs and interest. We have the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy's recoupment rights. We established an appropriate reserve and bonded the judgment pending its appeal. Both the plaintiff and we have appealed the judgment to the First Circuit Court of Appeals in Louisiana. On August 31, 2009, the appellate court reversed the trial court's decision and dismissed the case against Argosy in its entirety. Capitol House has requested that the Louisiana Supreme Court take its appeal of the dismissal and that request is currently pending.

        The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including our Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah's Joliet and the Grand Victoria Casino in Elgin (collectively, the "Four Casinos"), and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the "Court"), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court's ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the Four Casinos filed a petition for certiorari, requesting the United States ("U.S.") Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs' request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case. On June 10, 2009, the Four Casinos filed a petition with the Court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption. On August 17, 2009, the Court dismissed the Four Casinos' petition to reopen the case, and the Four Casinos have decided not to pursue an appeal of the dismissal.

        On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the Four Casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the Four Casinos filed suit in the Court, asking it to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 is paid into a protest fund where it accrues interest. The defendants have filed a motion to dismiss, which was granted on August 17, 2009. The Four Casinos have appealed the dismissal and have filed a motion to keep the funds in the protest fund while the appeal is being litigated. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit.

        On June 12, 2009, the Four Casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund, racetrack owner John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c),(d) ("RICO"), based on an illegal scheme to secure the enactment of the 3% tax surcharge legislation in exchange for the payment of money by Johnston and entities controlled by him. The Four Casinos also seek to impose a constructive trust over all funds paid under the tax surcharge, and therefore all of the Illinois racetracks are named as parties to the lawsuit. The defendants in the RICO case filed motions to dismiss. On December 7, 2009, the district court denied the motion to dismiss the RICO count, but it granted the motion to dismiss the constructive trust count, stating that it did not have jurisdiction in this case to impose the constructive trust. The Four Casinos have appealed this dismissal to the Seventh Circuit Court of Appeals. The appellate court has ordered that any monies disbursed to the tracks be maintained until the appeal has been decided.

        In August 2007, a complaint was filed on behalf of a putative class of our public shareholders, and derivatively on behalf of us, in the Court of Common Pleas of Berks County, Pennsylvania (the

"Complaint"). The Complaint names our Board of Directors as defendants and us as a nominal defendant. The Complaint alleges, among other things, that the Board of Directors breached their fiduciary duties by agreeing to the proposed transaction with Fortress Investment Group, LLC ("Fortress") and Centerbridge Partners, L.P. ("Centerbridge") for inadequate consideration, that certain members of the Board of Directors have conflicts with regard to the Merger, and that we and our Board of Directors have failed to disclose certain material information with regard to the Merger. The Complaint seeks, among other things, a court order determining that the action is properly maintained as a class action and a derivative action enjoining us and our Board of Directors from consummating the proposed Merger, and awarding the payment of attorneys' fees and expenses. We and the plaintiff had reached a tentative settlement, contingent upon consummation of the transaction with Fortress and Centerbridge, in which we agreed to pay certain attorneys' fees and to make certain disclosures regarding the events leading up to the transaction with Fortress and Centerbridge in the proxy statement sent to shareholders in November 2007. The case was terminated by the court for inactivity on September 7, 2009, and no payments were made.

        On July 16, 2008, we were served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of our Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that our disclosure practices relative to the proposed transaction with Fortress and Centerbridge and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint was amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. We filed a motion to dismiss the complaint in November 2008, and the court granted the motion and dismissed the complaint with prejudice. The plaintiffs filed a motion for reconsideration, which was denied on October 21, 2009. The plaintiffs have appealed the decision and the parties are in the process of filing appellate briefs.

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

        On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC ("HV") in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the "Contract") that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against us claiming we are liable to HV for KPG's alleged breach based on a Guaranty Agreement signed by us. Both cases were consolidated. We have filed a motion to dismiss HV's claims, which was denied on May 6, 2009. Discovery has concluded and dispositive motions are currently being briefed by both sides.

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

	High	Low
2009
First Quarter	$25.29	$16.44
Second Quarter	35.18	23.28
Third Quarter	33.81	26.14
Fourth Quarter	29.30	24.45
2008
First Quarter	$59.79	$38.76
Second Quarter	47.08	31.82
Third Quarter	35.37	23.30
Fourth Quarter	26.79	11.82

        The closing sale price per share of our Common Stock on the NASDAQ Global Select Market on February 11, 2010, was $23.29. As of February 11, 2010, there were approximately 634 holders of record of our Common Stock.

Dividend Policy

        Since our initial public offering of Common Stock in May 1994, we have not paid any cash dividends on our Common Stock. We intend to retain all of our earnings to finance the development of our business, and thus, do not anticipate paying cash dividends on our Common Stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operations and capital requirements, our general financial condition and general business conditions. Moreover, our existing senior secured credit facility prohibits us from authorizing, declaring or paying any dividends until our commitments under the senior secured credit facility have been terminated and all amounts outstanding thereunder have been repaid. In addition, future financing arrangements may prohibit the payment of dividends under certain conditions.

Stock Repurchase

        The repurchase of up to $200 million of our Common Stock over the twenty-four month period ending July 2010 was authorized by our Board of Directors in July 2008. During the year ended December 31, 2009, we did not repurchase any shares of our Common Stock. During the year ended December 31, 2008, we repurchased 8,934,984 shares of our Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05.

 ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial and operating data for the years ended December 31, 2009, 2008, 2007 and 2006 is derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The following selected consolidated financial and operating data for the year ended December 31, 2005 are derived from our consolidated financial statements that had been audited by BDO Seidman, LLP, an independent registered public accounting firm. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

        The following is a listing of our acquisitions and dispositions that occurred during the five-year period ended December 31, 2009:

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

  •
  In October 2005, we acquired Argosy Gaming Company and divested the Argosy Casino Baton Rouge property.

  •
  In April 2007, we acquired Black Gold Casino at Zia Park.

  •
  In October 2007, we acquired Sanford-Orlando Kennel Club.

	Year Ended December 31,
	2009(1)	2008(2)	2007(3)	2006(4)	2005(5)
	(in thousands, except per share data)
Income statement data:(6)
Net revenues	$2,369,275	$2,423,053	$2,436,793	$2,244,547	$1,369,105
Total operating expenses	2,563,873	2,509,494	1,938,984	1,666,706	1,125,557

(Loss) income from continuing operations	(194,598)	(86,441)	497,809	577,841	243,548
Total other (expenses) income	(133,283)	38,856	(205,569)	(207,909)	(101,778)

(Loss) income from continuing operations before income taxes	(327,881)	(47,585)	292,240	369,932	141,770
Taxes on income	(60,468)	105,738	132,187	156,852	54,593

Net (loss) income from continuing operations	(267,413)	(153,323)	160,053	213,080	87,177
Income from discontinued operations	—	—	—	114,008	33,753

Net (loss) income including noncontrolling interests	(267,413)	(153,323)	160,053	327,088	120,930
Less: Net loss attributable to noncontrolling interests	(2,465)	—	—	—	—

Net (loss) income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$(264,948)	$(153,323)	$160,053	$327,088	$120,930

Per share data:
(Loss) earnings per share—Basic
(Loss) income from continuing operations	$(3.39)	$(1.81)	$1.87	$2.53	$1.05
Discontinued operations, net of tax	—	—	—	1.35	0.41

Basic (loss) earnings per share	$(3.39)	$(1.81)	$1.87	$3.88	$1.46

(Loss) earnings per share—Diluted
(Loss) income from continuing operations	$(3.39)	$(1.81)	$1.81	$2.46	$1.02
Discontinued operations, net of tax	—	—	—	1.32	0.39

Diluted (loss) earnings per share	$(3.39)	$(1.81)	$1.81	$3.78	$1.41

Weighted shares outstanding—Basic(7)	78,122	84,536	85,578	84,229	82,893
Weighted shares outstanding—Diluted(7)	78,122	84,536	88,384	86,634	85,857
Other data:
Net cash provided by operating activities	$338,246	$420,463	$431,219	$281,809	$150,475
Net cash used in investing activities	(262,659)	(391,498)	(611,617)	(302,341)	(1,978,800)
Net cash (used in) provided by financing activities	(108,747)	542,941	186,255	56,427	1,873,221
Depreciation and amortization	194,436	173,545	147,915	123,951	72,531
Interest expense	134,984	169,827	198,059	196,328	89,344
Capital expenditures	289,551	344,894	361,155	408,883	121,135
Balance sheet data:
Cash and cash equivalents(8)	$713,118	$746,278	$174,372	$168,515	$132,620
Total assets	4,712,616	5,189,676	4,967,032	4,514,082	4,190,404
Total debt(8)	2,334,777	2,430,180	2,974,922	2,829,448	2,786,229
Shareholders' equity	1,852,076	2,057,273	1,120,962	921,163	546,543

(1)
In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, we recorded a pre-tax impairment charge for the replaced Lawrenceburg vessel of $11.9 million ($7.1 million, net of taxes) during the year ended December 31, 2009. In addition, as a result of the anticipated impact of gaming expansion in Ohio, we recorded a pre-tax impairment charge of $520.5 million ($368.8 million, net of taxes) during the year ended December 31, 2009, as we determined that a portion of the value of our goodwill and indefinite-life intangible assets associated with the original purchase of Hollywood Casino Lawrenceburg was impaired.

(2)
As a result of a decline in our share price, an overall reduction in industry valuations, and property operating performance in the then-current economic environment, we recorded a pre-tax impairment charge of $481.3 million ($392.6 million, net of taxes) during the year ended December 31, 2008, as we determined that a portion of the value of our goodwill, indefinite-life intangible assets and long-lived assets was impaired. The December 31, 2008 impairment charge by property was as follows: Hollywood Casino Lawrenceburg, $214.1 million pre-tax ($189.3 million, net of taxes); Hollywood Casino Aurora, $43.7 million pre-tax and net of taxes; Empress Casino Hotel, $94.4 million pre-tax ($60.4 million, net of taxes); Argosy Casino Alton, $14.1 million pre-tax and net of taxes; Bullwhackers, $14.2 million pre-tax ($9.1 million, net of taxes); Hollywood Slots Hotel and Raceway, $82.7 million pre-tax ($64.0 million, net of taxes); and Corporate overhead, $18.1 million pre-tax ($12.0 million, net of taxes).

(3)
Reflects the operations of Black Gold Casino at Zia Park since April 16, 2007, and Sanford-Orlando Kennel Club since October 17, 2007.

(4)
During the year ended December 31, 2006, as a result of the increased asset values resulting from the reconstruction at Hollywood Casino Bay St. Louis, we determined that all of the goodwill associated with the original purchase of the property was impaired. Accordingly, we recorded a pre-tax charge of $34.5 million ($22.0 million, net of taxes).

(5)
Reflects the operations of Argosy properties since the October 1, 2005 acquisition effective date.

(6)
For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

(7)
Since we reported a loss from operations for the years ended December 31, 2009 and 2008, we were required to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted loss per share for the years ended December 31, 2009 and 2008.

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

        We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company, Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club), greenfield projects (such as at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway) and property expansions (such as at Charles Town Entertainment Complex and Hollywood Casino Lawrenceburg).

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

        We intend to continue to expand our gaming operations through the implementation of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions and the development of gaming properties, particularly in attractive regional markets. Current capital projects are ongoing at several of our existing properties, including Empress Casino Hotel, Charles Town Entertainment Complex, Hollywood Casino at Penn National Race Course, and Hollywood Casino Perryville, as well as at our proposed facilities in Kansas and Ohio.

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

        On July 3, 2008, we entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee (the "Cash Termination Fee") and a $1.25 billion, zero coupon, preferred equity investment (the "Investment"). On October 30, 2008, we closed the sale of the Investment and issued 12,500 shares of Series B Redeemable Preferred Stock (the "Preferred Stock").

Executive Summary

        Factors affecting our results for the year ended December 31, 2009, as compared to the year ended December 31, 2008, included the impairment losses recorded during the year ended December 31, 2009, the fire at Empress Casino Hotel, the loss on early extinguishment of debt, decreases in consumer spending on gaming activities caused by current economic conditions, competitive pressures at some of our properties, the continued impact of the opening of the casino at Hollywood Casino at Penn National Race Course and the permanent facility at Hollywood Slots Hotel and Raceway, decreased lobbying expenses, the merger termination settlement fees, net of related expenses, received in 2008, increased depreciation and amortization expense, decreased interest expense, a change in income taxes, and foreign currency translation losses.

Financial Highlights:

  •
  Net revenues decreased by $53.8 million, or 2.2%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions, competitive pressures at some of our properties and the fire at Empress Casino Hotel. These decreases were partially offset by increases in net revenues due to the continued impact of the opening of the casino at Hollywood Casino at Penn National Race Course and the permanent facility at Hollywood Slots Hotel and Raceway.

  •
  In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, we recorded a pre-tax impairment charge for the replaced Lawrenceburg vessel of $11.9 million ($7.1 million, net of taxes) during the year ended December 31, 2009. In addition, as a result of the anticipated impact of gaming expansion in Ohio, we recorded a pre-tax impairment charge of $520.5 million ($368.8 million, net of taxes) during the year ended December 31, 2009, as we determined that a portion of the value of our goodwill and indefinite-life intangible assets associated with the original purchase of Hollywood Casino Lawrenceburg was impaired.

  •
  As a result of the Empress Casino Hotel fire, we recorded a $6.1 million pre-tax loss during the year ended December 31, 2009 for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies.

  •
  Loss from operations increased by $108.2 million, or 125.1%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to a decrease in net revenues, an increase in impairment losses, the fire at Empress Casino Hotel, and an increase in depreciation and amortization expense, all of which were partially offset by a decrease in gaming expense and general and administrative expense.

  •
  As a result of the repayment of all outstanding borrowings under the Term Loan A Facility of the senior secured credit facility and the redemption of our $200 million 6 7/8% senior subordinated notes, we recorded a $4.8 million pre-tax loss on early extinguishment of debt during the year ended December 31, 2009 for the write-off of deferred financing fees related to the Term Loan A Facility and the $200 million 6 7/8% senior subordinated notes.

  •
  Net loss attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries changed by $111.6 million, or 72.8%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily due to the variances explained above, the merger termination settlement fees, net of related expenses, received in 2008, all of which were partially offset by a decrease in interest expense, a change in income taxes, and foreign currency translation losses.

Other Developments:

  •
  In February 2010, Kansas Entertainment, LLC ("Kansas Entertainment") received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of a Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway. In December 2009, Kansas Entertainment was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a facility in the North East Gaming Zone in Wyandotte County, Kansas. Kansas Entertainment will begin construction of the facility in the second half of 2010 with a planned opening in early 2012. The $410 million facility, inclusive of licensing fees, is expected to feature a 100,000 square foot casino with capacity for 2,300 slot machines, 61 table games and 25 poker tables, a 1,500 parking structure, as well as a variety of dining and entertainment amenities. In September 2009, we entered into an agreement, subject to local and regulatory approvals and certain other closing conditions, with principals of The Cordish Company ("Cordish"), the managing member of Kansas Entertainment, wherein we agreed to acquire Cordish's 50% interest in Kansas Entertainment and to assume their role as managing member. As a result of the agreement with Cordish, we joined Kansas Speedway Development Corporation, a wholly-owned subsidiary of International Speedway Corporation (which owns the other 50% of Kansas Entertainment) in its application with the Kansas Lottery Commission to develop and operate a Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway in the North East Gaming Zone in Wyandotte County, Kansas. We and International Speedway Corporation will share equally the cost of developing and constructing the proposed facility, and intend to jointly seek third party financing for the project. If such third party financing cannot be obtained on satisfactory terms, we and International Speedway Corporation are prepared to finance the project. We estimate that our share of the project will be approximately $155 million. In accordance with the agreement, $25.0 million was placed in escrow until certain conditions in our agreement with Cordish are satisfied. In addition, in September 2009, as a result of our agreement with Cordish, we withdrew our license application with the Kansas Lottery Commission to be considered as a Lottery Gaming Facility Manager at another site in Wyandotte County.

  •
  In February 2010, we completed the purchase of the 123-acre site of the former Delphi Automotive plant in Columbus's West Side as an alternate location for our planned development of Hollywood Casino Columbus. In January 2010, we purchased the approximately 18-acre location approved as part of the amendment to Ohio's Constitution in Columbus's Arena District. However, we agreed to consider alternate sites at the request of public officials and others in the Columbus community. In January 2010, the Ohio Legislature approved the language for a Constitutional amendment changing the designated casino location in Columbus to the Delphi site. The location of the Columbus casino will now be determined in a statewide election in May 2010. Due to the uncertainty of the outcome in the legislature and at the ballot, we are pursuing development at both Columbus sites simultaneously. Plans are currently being developed for a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees. Hollywood Casino Columbus is expected to feature a 180,000 square foot casino, up to 4,000 slot machines, 100 table games and 25 poker tables, a 4,000 parking space garage, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Columbus is estimated to be completed in the second half of 2012. In December 2009, we announced that we had completed the purchase of a 44-acre site in Toledo,

    Ohio that was expressly authorized for casino gaming as part of the amendment to Ohio's Constitution. Plans are also currently being developed for a $300 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees. Hollywood Casino Toledo is expected to feature a 125,000 square foot casino, up to 3,000 slot machines, 80 table games and 20 poker tables, a 2,500 parking space garage, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo is estimated to be completed in the second half of 2012. In November 2009, the "Ohio Jobs and Growth Plan," a casino ballot proposal calling for an amendment to Ohio's Constitution to authorize casinos in the state's four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. Also, in November 2009, we entered into an agreement with Lakes Entertainment, Inc. ("Lakes"), permitting Lakes to invest in up to a 10% equity interest in each of our proposed facilities in Columbus and Toledo, Ohio.

  •
  In January 2010, the Pennsylvania legislature passed legislation permitting table games for gaming licensees. We intend to install table games at Hollywood Casino at Penn National Race Course in two phases. Phase I includes the addition of an estimated 40 table games and 12 poker tables within the existing facility, and is expected to be completed in the fourth quarter of 2010.

  •
  In December 2009, we announced that we intend to install table games at Charles Town Entertainment Complex following voter approval of table games in the December 5, 2009 special election. Plans currently include the estimated addition of 85 table games and 27 poker tables, a high-end steakhouse/lounge, and a Hollywood on the Roof entertainment lounge. The table games, poker tables and the entertainment lounge are expected to be completed in the third quarter of 2010, and the high-end steakhouse/lounge is expected to be completed in the fourth quarter of 2010.

  •
  In October 2009, the Maryland Video Lottery Facility Location Commission selected us to develop and manage a video lottery terminal facility in Cecil County, Maryland. Following our selection, we exercised our option and completed the purchase of approximately 36 acres of land located in Perryville, Maryland, and commenced construction of a $97.5 million Hollywood-themed facility, inclusive of licensing fees of $9.0 million. The new facility will feature 75,000 square feet of gaming space, 1,500 video lottery terminals, food and beverage offerings, and parking for over 1,600 vehicles. The facility is expected to open to the public in late 2010.

  •
  In September 2009, we amended our senior secured credit facility, in order to increase the borrowing capacity and to extend the term under the revolving credit facility portion of the senior secured credit facility. Under the new revolving credit facility, two tranches were created, one for those participants who agreed to extend and one for those that did not extend. Tranche A Revolving Loans consist of available borrowings of $359.4 million, which are due on the original maturity date of October 3, 2010, and Tranche B Revolving Loans consist of available borrowings of $640.6 million, which are due on July 3, 2012, for a total borrowing capacity of $1 billion. In addition, in September 2009, we repaid all of the remaining outstanding borrowings under the Term Loan A Facility of the senior secured credit facility, using drawings under the new revolving credit facility. We recorded a $2.4 million loss on early extinguishment of debt during the year ended December 31, 2009 for the write-off of deferred financing fees related to the Term Loan A Facility.

  •
  In August 2009, we completed an offering of $325 million 8 3/4% senior subordinated notes that mature on August 15, 2019. Interest on the $325 million 8 3/4% senior subordinated notes is payable on February 15 and August 15 of each year, beginning February 15, 2010. The $325 million 8 3/4% senior subordinated notes are general unsecured obligations and are not guaranteed by our subsidiaries. The $325 million 8 3/4% senior subordinated notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. A portion of the proceeds from the offering were used to repay $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time. The remainder of the proceeds, plus available cash, was used to pay the validly-tendered principal amounts of our $200 million 6 7/8% senior subordinated notes.

  •
  In August 2009, we called for the redemption of our $200 million 6 7/8% senior subordinated notes. The redemption price was $1,000 per $1,000 principal amount, plus accrued and unpaid interest, which was paid in September 2009. Approximately $94.5 million aggregate principal amount of the 6 7/8% senior subordinated notes were validly tendered and paid. In October 2009, we called for the redemption of all of the $105.5 million outstanding aggregate principal amount of our 6 7/8% senior subordinated notes. The redemption price was $1,000 per $1,000 principal amount, plus accrued and unpaid interest. In December 2009, we repaid all of the $105.5 million outstanding aggregate principal amount of our 6 7/8% senior subordinated notes. We recorded a $2.4 million loss on early extinguishment of debt during the year ended December 31, 2009 for the write-off of the deferred financing fees related to the $200 million 6 7/8% senior subordinated notes. We funded the $94.5 million redemption from a portion of the proceeds from the offering of $325 million 8 3/4% senior subordinated notes and available cash and funded the $105.5 million redemption using drawings under our revolving credit facility.

  •
  In late June 2009, the new casino riverboat at Hollywood Casino Lawrenceburg officially opened, replacing the vessel at Argosy Casino Lawrenceburg. The new Hollywood-themed casino riverboat offers 3,225 slot machines, 88 live table games, 41 poker tables, and new food and beverage offerings, as well as expanded parking and infrastructure improvements, which will make the facility more accessible. In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, we recorded a pre-tax impairment charge for the replaced Lawrenceburg vessel of $11.9 million ($7.1 million, net of taxes) during the year ended December 31, 2009. In addition, as a result of the anticipated impact of gaming expansion in Ohio, we recorded a pre-tax impairment charge of $520.5 million ($368.8 million, net of taxes) during the year ended December 31, 2009, as we determined that a portion of the value of our goodwill and indefinite-life intangible assets associated with the original purchase of Hollywood Casino Lawrenceburg was impaired.

  •
  On March 20, 2009, Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. We carry a builders' risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders' risk insurance policy includes a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, we carry comprehensive business interruption and property damage insurance for the operational components of the Empress Casino Hotel with an overall limit of $228 million. The operational insurance policy includes a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire. During the year ended December 31, 2009, we recorded a $6.1 million pre-tax loss for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under the Company's insurance policies. During the year ended December 31, 2009, we received $20.6 million in insurance proceeds related to the fire at Empress Casino Hotel.

  •
  In March 2009, the Rights Agreement providing for the dividend distribution of one preferred stock purchase right for each outstanding share of our Common Stock that our Board of Directors authorized and declared on May 20, 1998 expired.

  •
  In March 2009, we entered into the Third Amendment to the October 14, 2004 Purchase Agreement, that had been entered into with the Mohegan Tribal Gaming Authority ("MTGA") for the sale of The Downs Racing, Inc. and its subsidiaries (the "Purchase Agreement"). In August 2006, we had entered into the Second Amendment to the Purchase Agreement and Release of Claims, in which we agreed to pay the MTGA an aggregate of $30 million over five years, in exchange for the MTGA's agreement to release various claims it raised against us under the Purchase Agreement and the MTGA's surrender of all post-closing termination rights it might have had under the Purchase Agreement. The Third Amendment to the Purchase Agreement accelerated and reduced the remaining payments due by us under the Purchase Agreement. In exchange for the accelerated payment, which was paid to the MTGA in March 2009, all remaining obligations under the Purchase Agreement were deemed to be satisfied and, as a result, we recorded a $1.3 million gain during the year ended December 31, 2009, which is included in other income within the consolidated statements of operations.

  •
  Current capital projects are ongoing at several of our existing properties, including Empress Casino Hotel, Charles Town Entertainment Complex, Hollywood Casino at Penn National Race Course, and Hollywood Casino Perryville, as well as at our proposed facilities in Kansas and Ohio. Additional information regarding our capital projects is discussed in detail in the section entitled "Liquidity and Capital Resources—Capital Expenditures" below.

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

Long-lived assets

        At December 31, 2009, we had a net property and equipment balance of $1,837.5 million within our consolidated balance sheet, representing 39.0% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

        At December 31, 2009, we had $1,380.0 million in goodwill and $377.0 million in other intangible assets within our consolidated balance sheet, representing 29.3% and 8.0% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

        In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the reporting units to their carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment test is performed to determine the implied value of goodwill for that reporting unit. If the implied value is less than the carrying amount for that reporting unit, an impairment loss is recognized for that reporting unit. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, "Intangibles-Goodwill and Other," we consider our gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized. The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. We use a market approach model, which includes the use of EBITDA (earnings before interest, taxes, charges for stock compensation, depreciation and amortization, gain or loss on disposal of assets, and certain other income and expenses, and inclusive of loss from joint venture) multiples, as we believe that EBITDA is a widely-used measure of performance in the gaming industry and as we use EBITDA as the primary measurement of the operating performance of our properties (including the evaluation of operating personnel). In addition, we believe that an EBITDA multiple is the principal basis for the valuation of gaming companies. Changes in the estimated EBITDA multiple or forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

Income taxes

        At December 31, 2009, we had a net deferred tax liability balance of $103.5 million within our consolidated balance sheet. We account for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2009, we had a liability for unrecognized tax benefits of $46.7 million, which is included in noncurrent tax liabilities within our consolidated balance sheet. We operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

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

Results of Operations

        The following are the most important factors and trends that contribute to our operating performance:

  •
  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as the property openings in Pennsylvania and Maine, as well as the anticipated openings in Maryland, Kansas and Ohio) and expansions/improvements of existing properties.

  •
  The actions of government bodies can affect our operations in a variety of ways. For instance, the continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. In addition, government bodies may restrict, prevent or negatively impact operations in the jurisdictions in which we do business (such as the Illinois, Colorado and Pennsylvania smoking bans that became effective on January 1, 2008).

  •
  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Kansas, Ohio and Maryland) and potential competitive threats to business at our existing properties (such as the potential introduction of commercial casinos in Kansas, Maryland, Ohio, and Kentucky, an additional gaming license in Illinois, and the introduction of tavern licenses in several states). We also face uncertainty regarding anticipated gaming expansion by one of our competitors in Baton Rouge, Louisiana. Legalized gaming from Native American casinos can also have a significant competitive effect.

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

        The results of operations for the years ended December 31, 2009, 2008 and 2007 are summarized below:

Year Ended December 31,	2009	2008	2007
	(in thousands)
Revenues:
Gaming	$2,158,028	$2,206,500	$2,227,944
Management service fee	14,787	16,725	17,273
Food, beverage and other	339,235	334,206	320,520

Gross revenues	2,512,050	2,557,431	2,565,737
Less promotional allowances	(142,775)	(134,378)	(128,944)

Net revenues	2,369,275	2,423,053	2,436,793

Operating expenses:
Gaming	1,161,510	1,181,870	1,180,437
Food, beverage and other	266,351	257,653	240,912
General and administrative	403,136	415,093	369,720
Impairment losses	532,377	481,333	—
Empress Casino Hotel fire	6,063	—	—
Depreciation and amortization	194,436	173,545	147,915

Total operating expenses	2,563,873	2,509,494	1,938,984

(Loss) income from operations	$(194,598)	$(86,441)	$497,809

        The results of operations by property for the years ended December 31, 2009, 2008 and 2007 are summarized below:

	Net Revenues			Income (loss) from Operations
Year Ended December 31,	2009	2008	2007	2009(4)	2008(5)	2007
	(in thousands)
Charles Town Entertainment Complex	$455,350	$477,032	$500,800	$103,356	$114,726	$127,277
Hollywood Casino Lawrenceburg	422,015	432,082	478,719	(431,754)	(96,094)	142,690
Hollywood Casino at Penn National Race Course(1)	292,670	224,935	48,488	14,394	11,530	(9,451)
Hollywood Casino Aurora	184,776	198,693	251,877	49,607	13,009	73,914
Empress Casino Hotel	107,058	168,663	225,794	9,511	(63,922)	38,821
Argosy Casino Riverside	193,785	186,132	174,426	53,760	48,526	42,388
Hollywood Casino Baton Rouge	122,994	131,013	135,869	39,336	43,829	47,417
Argosy Casino Alton	78,230	84,040	119,166	12,980	(301)	29,709
Hollywood Casino Tunica	92,896	88,540	103,858	14,627	14,363	19,536
Hollywood Casino Bay St. Louis	95,060	101,997	96,622	5,506	6,025	4,850
Argosy Casino Sioux City	53,927	54,774	54,417	15,065	14,634	13,259
Boomtown Biloxi	73,881	75,701	86,159	7,870	9,753	12,979
Hollywood Slots Hotel and Raceway	67,176	55,780	46,689	(2,072)	(79,922)	9,523
Bullwhackers	19,658	22,128	28,882	(1,108)	(16,922)	1,149
Black Gold Casino at Zia Park(2)	81,743	90,255	58,572	22,063	27,755	16,702
Casino Rama management service contract	14,787	16,725	17,273	13,395	15,183	15,899
Raceway Park	6,963	7,549	7,814	(1,206)	(1,368)	(1,119)
Sanford-Orlando Kennel Club(3)	6,306	7,014	1,368	(641)	(725)	(3)
Earnings from Pennwood Racing, Inc.	—	—	—	—	—	—
Corporate overhead	—	—	—	(119,287)	(146,520)	(87,731)

Total	$2,369,275	$2,423,053	$2,436,793	$(194,598)	$(86,441)	$497,809

(1)
Hollywood Casino at Penn National Race Course includes the results of our Pennsylvania casino that opened on February 12, 2008, as well as the Penn National Race Course and four OTWs.

(2)
Reflects results since the April 16, 2007 acquisition effective date.

(3)
Reflects results since the October 17, 2007 acquisition effective date.

(4)
In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, we recorded a pre-tax impairment charge for the replaced Lawrenceburg vessel of $11.9 million ($7.1 million, net of taxes) during the year ended December 31, 2009. In addition, as a result of the anticipated impact of gaming expansion in Ohio, we recorded a pre-tax impairment charge of $520.5 million ($368.8 million, net of taxes) during the year ended December 31, 2009, as we determined that a portion of the value of our goodwill and indefinite-life intangible assets associated with the original purchase of Hollywood Casino Lawrenceburg was impaired.

(5)
As a result of a decline in our share price, an overall reduction in industry valuations, and property operating performance in the then-current economic environment, we recorded a pre-tax impairment charge of $481.3 million during the year ended December 31, 2008, as we determined that a portion of the value of our goodwill, indefinite-life intangible assets and long-lived assets was impaired. The pre-tax impairment charge by property was as follows: Hollywood Casino Lawrenceburg, $214.1 million; Hollywood Casino Aurora, $43.7 million; Empress Casino Hotel, $94.4 million; Argosy Casino Alton, $14.1 million; Bullwhackers, $14.2 million; Hollywood Slots Hotel and Raceway, $82.7 million; and Corporate overhead, $18.1 million.

Revenues

        Revenues for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

Year ended December 31,	2009	2008	Variance	Percentage Variance
Gaming	$2,158,028	$2,206,500	$(48,472)	(2.2)%
Management service fee	14,787	16,725	(1,938)	(11.6)%
Food, beverage and other	339,235	334,206	5,029	1.5%

Gross revenues	2,512,050	2,557,431	(45,381)	(1.8)%
Less promotional allowances	(142,775)	(134,378)	(8,397)	6.2%

Net revenues	$2,369,275	$2,423,053	$(53,778)	(2.2)%

Year ended December 31,	2008	2007	Variance	Percentage Variance
Gaming	$2,206,500	$2,227,944	$(21,444)	(1.0)%
Management service fee	16,725	17,273	(548)	(3.2)%
Food, beverage and other	334,206	320,520	13,686	4.3%

Gross revenues	2,557,431	2,565,737	(8,306)	(0.3)%
Less promotional allowances	(134,378)	(128,944)	(5,434)	4.2%

Net revenues	$2,423,053	$2,436,793	$(13,740)	(0.6)%

Gaming revenue

2009 Compared with 2008

        Gaming revenue decreased by $48.5 million, or 2.2%, to $2,158.0 million in 2009, primarily due to decreases at several of our properties, which were partially offset by increases at Hollywood Casino at Penn National Race Course, Hollywood Slots Hotel and Raceway, and Argosy Casino Riverside.

        Gaming revenue at Empress Casino Hotel decreased by $58.7 million in 2009, primarily due to the property being closed from March 20, 2009 until June 25, 2009 due to a fire and decreases in consumer spending on gaming activities caused by current economic conditions.

        Gaming revenue at Charles Town Entertainment Complex decreased by $21.9 million in 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures.

        Gaming revenue at Hollywood Casino Aurora decreased by $14.0 million in 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions and new competitive pressures.

        Gaming revenue at Hollywood Casino Lawrenceburg decreased by $11.4 million in 2009, primarily due to new competitive pressures, the reduced capacity of, and subsequent temporary closure of, the casino as part of the transition to the new casino riverboat, and decreases in consumer spending on gaming activities caused by current economic conditions, all of which were partially offset by an increase due to the opening of the new casino riverboat in late June 2009.

        Gaming revenue at Hollywood Casino Baton Rouge decreased by $8.1 million in 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions.

        Gaming revenue at Black Gold Casino at Zia Park decreased by $7.7 million in 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions.

        Gaming revenue at Argosy Casino Alton decreased by $5.5 million in 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures, including the repeal of the $500 loss limit in neighboring Missouri in November 2008.

        Gaming revenue at Hollywood Casino Bay St. Louis decreased by $5.3 million in 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures.

        Gaming revenue at Hollywood Casino at Penn National Race Course increased by $67.1 million in 2009, primarily due to the continued impact of the opening of the casino on February 12, 2008 and the continued growth from a new gaming market.

        Gaming revenue at Hollywood Slots Hotel and Raceway increased by $8.6 million in 2009, primarily due to the continued impact of the opening of the permanent facility on July 1, 2008.

        Gaming revenue at Argosy Casino Riverside increased by $8.1 million in 2009, primarily due to the repeal of the $500 loss limit in Missouri in November 2008 and continued successful marketing efforts.

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

        Gaming revenue at Empress Casino Hotel decreased by $55.8 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by then-current economic conditions, the impact of the Illinois smoking ban that became effective on January 1, 2008, an increase in cash back from promotional points programs, and competitive pressures.

        Gaming revenue at Hollywood Casino Aurora decreased by $52.1 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by then-current economic conditions, new competitive pressures and the impact of the Illinois smoking ban that became effective on January 1, 2008.

        Gaming revenue at Hollywood Casino Lawrenceburg decreased by $43.7 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by then-current economic conditions as well as new competitive pressures.

        Gaming revenue at Argosy Casino Alton decreased by $34.0 million in 2008, primarily due to new competition in the market and the impact of the Illinois smoking ban that became effective on January 1, 2008.

        Gaming revenue at Charles Town Entertainment Complex decreased by $22.5 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by then-current economic conditions as well as competitive pressures.

        Gaming revenue at Hollywood Casino Tunica decreased by $14.2 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by then-current economic conditions.

        Gaming revenue at Boomtown Biloxi decreased by $9.4 million in 2008, primarily due to continued competitive pressures, decreases in consumer spending on gaming activities caused by then-current economic conditions and the impact of Hurricane Gustav and Hurricane Ike.

        Gaming revenue at Bullwhackers decreased by $6.7 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by then-current economic conditions, continued competitive pressures and the impact of the Colorado smoking ban that became effective on January 1, 2008.

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

Food, beverage and other revenue

2009 Compared with 2008

        Food, beverage and other revenue increased by $5.0 million, or 1.5%, to $339.2 million in 2009, primarily due to increases at several of our properties, which were partially offset by a decrease at Empress Casino Hotel.

        Food, beverage and other revenue at Hollywood Slots Hotel and Raceway increased by $5.1 million in 2009, primarily due to increased promotional efforts and the continued impact of the opening of the permanent facility on July 1, 2008.

        Food, beverage and other revenue at Hollywood Casino Tunica increased by $3.9 million in 2009, primarily due to new food and beverage promotions.

        Food, beverage and other revenue at Charles Town Entertainment Complex increased by $3.1 million in 2009, primarily due to the opening of its hotel to the public in September 2008.

        Food, beverage and other revenue at Boomtown Biloxi increased by $1.3 million in 2009, primarily due to expanded marketing efforts, including new food and beverage promotions.

        Food, beverage and other revenue at Empress Casino Hotel decreased by $6.9 million in 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

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

        Food, beverage and other revenue at Hollywood Casino Tunica decreased by $2.4 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by then-current economic conditions.

        Food, beverage and other revenue at Empress Casino Hotel decreased by $1.7 million in 2008, primarily due to the impact of the Illinois smoking ban that became effective on January 1, 2008.

        Food, beverage and other revenue at Hollywood Casino Aurora decreased by $1.5 million in 2008, primarily due to decreases in consumer spending on gaming activities caused by then-current economic conditions, new competitive pressures and the impact of the Illinois smoking ban that became effective on January 1, 2008.

Promotional allowances

2009 Compared with 2008

        Promotional allowances increased by $8.4 million, or 6.2%, to $142.8 million in 2009, primarily due to increases at several of our properties, which were partially offset by a decrease at Empress Casino Hotel.

        Promotional allowances at Hollywood Casino Tunica increased by $4.3 million in 2009, primarily due to new food and beverage and hotel promotions.

        Promotional allowances at Charles Town Entertainment Complex increased by $2.9 million in 2009, primarily due to increased marketing efforts and the opening of its hotel to the public in September 2008.

        Promotional allowances at Hollywood Slots Hotel and Raceway increased by $2.2 million in 2009, primarily due to increased promotional efforts and the continued impact of the opening of the permanent facility on July 1, 2008.

        Promotional allowances at Boomtown Biloxi increased by $1.7 million in 2009, primarily due to expanded marketing efforts.

        Promotional allowances at Empress Casino Hotel decreased by $3.9 million in 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

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

Operating Expenses

        Operating expenses for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

Year ended December 31,	2009	2008	Variance	Percentage Variance
Gaming	$1,161,510	$1,181,870	$(20,360)	(1.7)%
Food, beverage and other	266,351	257,653	8,698	3.4%
General and administrative	403,136	415,093	(11,957)	(2.9)%
Impairment losses	532,377	481,333	51,044	10.6%
Empress Casino Hotel fire	6,063	—	6,063	100.0%
Depreciation and amortization	194,436	173,545	20,891	12.0%

Total operating expenses	$2,563,873	$2,509,494	$54,379	2.2%

Year ended December 31,	2008	2007	Variance	Percentage Variance
Gaming	$1,181,870	$1,180,437	$1,433	0.1%
Food, beverage and other	257,653	240,912	16,741	6.9%
General and administrative	415,093	369,720	45,373	12.3%
Impairment losses	481,333	—	481,333	100.0%
Depreciation and amortization	173,545	147,915	25,630	17.3%

Total operating expenses	$2,509,494	$1,938,984	$570,510	29.4%

Gaming expense

2009 Compared with 2008

        Gaming expense decreased by $20.4 million, or 1.7%, to $1,161.5 million in 2009, primarily due to decreases at several of our properties, which were partially offset by increases at Hollywood Casino at Penn National Race Course, Hollywood Slots Hotel and Raceway, and Argosy Casino Riverside.

        Gaming expense at Empress Casino Hotel decreased by $36.1 million in 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, lower marketing expenses and the property being closed from March 20, 2009 until June 25, 2009 due to a fire, all of which were partially offset by an increase in incremental tax as a result of the expiration of the 3% tax surcharge from May 26, 2008 through December 14, 2008.

        Gaming expense at Charles Town Entertainment Complex decreased by $11.8 million in 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

        Gaming expense at Hollywood Casino Aurora decreased by $7.0 million in 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, which was partially offset by an increase in incremental tax as a result of the expiration of the 3% tax surcharge from May 26, 2008 through December 14, 2008.

        Gaming expense at Hollywood Casino Lawrenceburg decreased by $4.2 million in 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and lower payroll costs, both of which were partially offset by increased marketing expenses.

        Gaming expense at Argosy Casino Alton decreased by $3.7 million in 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

        Gaming expense at Black Gold Casino at Zia Park decreased by $3.2 million in 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

        Gaming expense at Hollywood Casino Bay St. Louis decreased by $3.1 million in 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and reduced marketing expenses.

        Gaming expense at Hollywood Casino at Penn National Race Course increased by $41.7 million in 2009, primarily due to an increase in gaming taxes resulting from higher gaming revenue and an increase in regulatory fees.

        Gaming expense at Hollywood Slots Hotel and Raceway increased by $5.4 million in 2009, primarily due to the continued impact of the opening of the permanent facility on July 1, 2008.

        Gaming expense at Argosy Casino Riverside increased by $3.7 million in 2009, primarily due to an increase in gaming taxes resulting from higher gaming revenue due to the repeal of the $500 loss limit in Missouri and an increase in the tax rate on adjusted gross receipts in November 2008.

2008 Compared with 2007

        Gaming expense increased by $1.4 million, or 0.1%, to $1,181.9 million in 2008, primarily due to the opening of the casino at Hollywood Casino at Penn National Race Course, the acquisition of Black Gold Casino at Zia Park, and the opening of the permanent facility at Hollywood Slots Hotel and Raceway, all of which were partially offset by decreases at several of our properties.

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

        Gaming expense at Hollywood Casino Lawrenceburg decreased by $19.5 million in 2008, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, decrease in the fee paid to the City of Lawrenceburg resulting from lower adjusted gross receipts, and lower payroll costs, all of which were partially offset by an increase in marketing expense.

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

Food, beverage and other expense

2009 Compared to 2008

        Food, beverage and other expense increased by $8.7 million, or 3.4%, to $266.4 million in 2009, primarily due to increases at several of our properties, which were partially offset by a decrease at Empress Casino Hotel.

        Food, beverage and other expense at Hollywood Casino at Penn National Race Course increased by $4.9 million in 2009, primarily due to the opening of a buffet in October 2008, the opening of a specialty restaurant in December 2008, and the continued impact of the opening of the casino on February 12, 2008.

        Food, beverage and other expense at Hollywood Casino Tunica increased by $2.9 million in 2009, primarily due to an increase in the volume of food and beverages resulting from higher food and beverage revenue.

        Food, beverage and other expense at Argosy Casino Riverside increased by $1.6 million in 2009, primarily due to increased benefit costs.

        Food, beverage and other expense at Boomtown Biloxi increased by $1.5 million in 2009, primarily due to an increase in the volume of food and beverages resulting from higher food and beverage revenue.

        Food, beverage and other expense at Hollywood Slots Hotel and Raceway increased by $1.3 million in 2009, primarily due to the continued impact of the opening of the permanent facility on July 1, 2008.

        Food, beverage and other expense at Empress Casino Hotel decreased by $3.6 million in 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

2008 Compared with 2007

        Food, beverage and other expense increased by $16.7 million, or 6.9%, to $257.7 million in 2008, primarily due to the acquisition of Sanford-Orlando Kennel Club, the opening of the permanent facility at Hollywood Slots Hotel and Raceway, the opening of the casino at Hollywood Casino at Penn National Race Course, and the impact of the hotel at Argosy Casino Riverside, all of which were partially offset by a decrease at Hollywood Casino Tunica.

        Food, beverage and other expense at Sanford-Orlando Kennel Club, which we acquired in mid-October 2007, increased by $5.7 million in 2008.

        Food, beverage and other expense at Hollywood Slots Hotel and Raceway increased by $4.7 million in 2008, primarily due to the opening of the permanent facility on July 1, 2008.

        Food, beverage and other expense at Hollywood Casino at Penn National Race Course increased by $4.5 million in 2008, as the casino opened on February 12, 2008.

        Food, beverage and other expense at Argosy Casino Riverside increased by $1.5 million in 2008, primarily due to the impact of its hotel.

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

2009 Compared with 2008

        General and administrative expense decreased by $12.0 million, or 2.9%, to $403.1 million in 2009, primarily due to decreases in corporate overhead expense and at Empress Casino Hotel, both of which were partially offset by an increase at Hollywood Casino at Penn National Race Course.

        Corporate overhead expense decreased by $9.6 million in 2009, primarily due to decreased lobbying expenses, which was partially offset by the expensing of equity-based compensation awards having increased by $1.5 million for the year ended December 31, 2009, primarily due to the timing of the 2008 stock option grant and the extension of the expiration date for previous stock option grants by up to three years in December 2008, increased payroll costs, and increased costs for legal, consulting and other fees related to the pursuit of potential opportunities.

        General and administrative expense at Empress Casino Hotel decreased by $4.2 million in 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

        General and administrative expense at Hollywood Casino at Penn National Race Course increased by $5.0 million in 2009, primarily due to increased payroll costs and an increase in real estate taxes due to the property reassessments that were effective in April 2009.

2008 Compared with 2007

        General and administrative expense increased by $45.4 million, or 12.3%, to $415.1 million in 2008, primarily due to an increase in corporate overhead expense and the opening of the casino at Hollywood Casino at Penn National Race Course, both of which were partially offset by a decrease at Argosy Casino Alton.

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

Impairment losses

2009

        In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, we recorded a pre-tax impairment charge for the replaced Lawrenceburg vessel of $11.9 million ($7.1 million, net of taxes) during the year ended December 31, 2009. In addition, as a result of the anticipated impact of gaming expansion in Ohio, we recorded a pre-tax impairment charge of $520.5 million ($368.8 million, net of taxes) during the year ended December 31, 2009, as we determined that a portion of the value of our goodwill and indefinite-life intangible assets associated with the original purchase of Hollywood Casino Lawrenceburg was impaired.

2008

        As a result of a decline in our share price, an overall reduction in industry valuations, and property operating performance in the then-current economic environment, we recorded a pre-tax impairment charge of $481.3 million ($392.6 million, net of taxes) during the year ended December 31, 2008, as we determined that a portion of the value of our goodwill, indefinite-life intangible assets and long-lived assets was impaired. The impairment charge by property was as follows: Hollywood Casino Lawrenceburg, $214.1 million pre-tax ($189.3 million, net of taxes); Hollywood Casino Aurora, $43.7 million pre-tax and net of taxes; Empress Casino Hotel, $94.4 million pre-tax ($60.4 million, net of taxes); Argosy Casino Alton, $14.1 million pre-tax and net of taxes; Bullwhackers, $14.2 million pre-tax ($9.1 million, net of taxes); Hollywood Slots Hotel and Raceway, $82.7 million pre-tax ($64.0 million, net of taxes); and Corporate overhead, $18.1 million pre-tax ($12.0 million, net of taxes).

Empress Casino Hotel fire

        As a result of the Empress Casino Hotel fire, during the year ended December 31, 2009, we recorded a $6.1 million pre-tax loss for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies.

Depreciation and amortization expense

2009 Compared to 2008

        Depreciation and amortization expense increased by $20.9 million, or 12.0%, to $194.4 million in 2009, primarily due to increases at Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, and Hollywood Slots Hotel and Raceway, all of which were partially offset by decreases at Argosy Casino Riverside, Empress Casino Hotel, and corporate overhead.

        Depreciation and amortization expense at Hollywood Casino at Penn National Race Course increased by $13.3 million in 2009, primarily due to incremental depreciation expense being recorded during the year ended December 31, 2009 and the continued impact of the opening of the casino on February 12, 2008.

        Depreciation and amortization expense at Hollywood Casino Lawrenceburg increased by $9.9 million in 2009, primarily due to the opening of the new casino riverboat in late June 2009.

        Depreciation and amortization expense at Hollywood Slots Hotel and Raceway increased by $5.9 million in 2009, primarily due to the continued impact of the opening of the permanent facility on July 1, 2008.

        Depreciation and amortization expense at Argosy Casino Riverside decreased by $3.2 million in 2009, primarily due to a large volume of equipment related to the casino expansion completed in December 2003 now being fully depreciated.

        Depreciation and amortization expense at Empress Casino Hotel decreased by $2.8 million in 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

        Depreciation and amortization expense for corporate overhead decreased by $0.9 million in 2009, primarily due to certain intangible assets now being fully amortized.

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

Other income (expenses)

        Other income (expenses) for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

Year ended December 31,	2009	2008	Variance	Percentage Variance
Interest expense	$(134,984)	$(169,827)	$34,843	20.5%
Interest income	6,522	8,362	(1,840)	(22.0)%
Loss from joint venture	(1,121)	(1,526)	405	26.5%
Merger termination settlement fees, net of related expenses	—	195,426	(195,426)	(100.0)%
Loss on early extinguishment of debt	(4,793)	—	(4,793)	(100.0)%
Other	1,093	6,421	(5,328)	(83.0)%

Total other (expenses) income	$(133,283)	$38,856	$(172,139)	(443.0)%

Year ended December 31,	2008	2007	Variance	Percentage Variance
Interest expense	$(169,827)	$(198,059)	$28,232	14.3%
Interest income	8,362	4,016	4,346	108.2%
Loss from joint venture	(1,526)	(99)	(1,427)	(1,441.4)%
Merger termination settlement fees, net of related expenses	195,426	—	195,426	100.0%
Other	6,421	(11,427)	17,848	156.2%

Total other income (expenses)	$38,856	$(205,569)	$244,425	118.9%

Interest expense

        Interest expense decreased by $34.8 million, or 20.5%, to $135.0 million in 2009, primarily due to lower outstanding balances and lower interest rates on our senior secured credit facility, which was partially offset by increased interest expense resulting from interest rate swaps due to the drop in variable rates, lower capitalized interest during the year ended December 31, 2009 and incremental interest expense due to the issuance of the $325 million 8 3/4% senior subordinated notes in August 2009.

        Interest expense decreased by $28.2 million, or 14.3%, to $169.8 million in 2008, primarily due to lower outstanding balances and lower interest rates on our senior secured credit facility, which was partially offset by increased interest expense resulting from payments related to interest rate swaps in 2008.

Interest income

        Interest income increased by $4.3 million, or 108.2%, to $8.4 million in 2008, primarily due to interest earned on the investment in corporate securities in 2008, as well as the original issue discount amortization.

Merger termination settlement fees, net of related expenses

        Merger termination settlement fees, net of related expenses, include the Cash Termination Fee of $225 million, partially offset by $29.6 million in costs incurred for the termination of the Merger.

Loss on early extinguishment of debt

        We recorded a $4.8 million loss on early extinguishment of debt during the year ended December 31, 2009, as a result of the repayment of all outstanding borrowings under the Term Loan A

Facility of the senior secured credit facility and the redemption of our $200 million 6 7/8% senior subordinated notes. As a result of these payments, we recorded a loss on early extinguishment of debt of $4.8 million for the write-off of deferred financing fees related to the Term Loan A Facility and the $200 million 6 7/8% senior subordinated notes.

Other

        Other decreased by $5.3 million, or 83.0%, to $1.1 million in 2009, primarily due to foreign currency translation losses that were recorded during the year ended December 31, 2009, which was partially offset by the gain on the sale of the investment in corporate debt securities.

        Other increased by $17.8 million, or 156.2%, to $6.4 million in 2008, primarily due to foreign currency translation gains that were recorded during the year ended December 31, 2008, which was partially offset by the write-off of costs incurred to procure licenses to manage gaming facilities in Kansas.

Taxes

        The decrease in our effective tax rate (income taxes as a percentage of income from operations before taxes) to 18.4% for the year ended December 31, 2009, as compared to 222.2% for the year ended December 31, 2008, is primarily as a result of lower earnings, a change in the geographic mix of earnings and benefits related to favorable resolutions of certain tax settlements, all of which were partially offset by an increase in the rate due to the non-deductible portion of our goodwill impairment charges.

        The increase in our effective tax rate to 222.2% for the year ended December 31, 2008, as compared to 45.2% for the year ended December 31, 2007, is primarily a result of the nondeductible portion of the impairment loss related to goodwill and nondeductible lobbying expenses.

        Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets. We expect our effective tax rate to normalize for the year ending December 31, 2010.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

        Net cash provided by operating activities was $338.2 million, $420.5 million and $431.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash provided by operating activities for the year ended December 31, 2009 included non-cash reconciling items, such as depreciation, amortization, the charge for stock compensation, the loss relating to the early extinguishment of debt, the Empress Casino Hotel fire insurance loss, the gain on sale of investment in corporate debt securities, and impairment losses, of $623.0 million, partially offset by net loss including noncontrolling interests of $267.4 million and net changes in asset and liability accounts of $17.4 million.

        Net cash used in investing activities totaled $262.7 million, $391.5 million and $611.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash used in investing activities for the year ended December 31, 2009 included expenditures for property and equipment and license fees totaling $289.6 million and $9.0 million, respectively, investment in Kansas Entertainment of $12.9 million, increase in cash in escrow of $25.0 million, all of which were partially offset by proceeds from the sale of property and equipment, the sale of investment in corporate debt securities and insurance proceeds received as a result of the Empress Casino Hotel fire totaling $2.6 million, $50.6 million and $20.6 million, respectively.

        Net cash (used in) provided by financing activities totaled ($108.8) million, $542.9 million and $186.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash used in financing activities for the year ended December 31, 2009 included principal payments on long-term debt and payments on insurance financing totaling $879.2 million and $16.8 million, respectively, and an increase in deferred financing fees of $22.9 million. All of these were partially offset by proceeds from the exercise of stock options totaling $5.4 million, the tax benefit from stock options exercised totaling $2.4 million, contributions from noncontrolling interests of $1.9 million, and proceeds from the issuance of long-term debt and insurance financing of $784.9 million and $15.5 million, respectively.

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

        We used a portion of the net proceeds from the Investment and the after-tax proceeds of the Cash Termination Fee for the repayment of some of our existing debt, repurchases of our Common Stock, lobbying expenses for efforts in Ohio and investment in corporate debt securities, with the remainder being invested primarily in short-term securities. The repurchase of up to $200 million of our Common Stock over the twenty-four month period ending July 2010 was authorized by our Board of Directors in July 2008. During the year ended December 31, 2009, we did not repurchase any shares of our Common Stock. During the year ended December 31, 2008, we repurchased 8,934,984 shares of our Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05.

Capital Expenditures

        Capital expenditures are accounted for as either capital project or capital maintenance (replacement) expenditures. Capital project expenditures are for fixed asset additions that expand an existing facility or create a new facility. Capital maintenance expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair.

        The following table summarizes our capital project expenditures by property for the year ended December 31, 2009:

Property	Actual(1)
(in millions)
Hollywood Casino Lawrenceburg	$124.6
Empress Casino Hotel	50.8
Hollywood Casino Perryville	19.2
Hollywood Casino at Penn National Race Course	4.7
Hollywood Casino Toledo	2.5
Hollywood Slots Hotel and Raceway	0.6
Other	6.6

Total	$209.0

(1)
Excludes licensing fees

        The Hollywood-themed expansion at Lawrenceburg includes the addition of 1,500 parking spaces and 1,168 gaming positions, as well as enhanced amenities and a floor layout that will better facilitate customer flow. The garage and pedestrian walkway opened in May 2008 and the gaming facility opened in June 2009. Meeting space for Hollywood Casino Lawrenceburg partially opened in December 2009 and will be completed in the first quarter of 2010, a new steakhouse/lounge is scheduled for completion in the second quarter of 2010, and a new mid-priced restaurant is scheduled for completion in the third quarter of 2010.

        At Empress Casino Hotel, we started the facility enhancements in late 2008. On March 20, 2009, Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. Construction on a new 1,100 space parking garage was completed in the first quarter of 2010. The permanent land-based pavilion is expected to be completed by the fourth quarter of 2010 and upgrades to the gaming vessel and other areas are expected to be completed by the first quarter of 2011.

        In Cecil County, Maryland, following our selection by the Maryland Video Lottery Facility Location Commission to develop and manage a video lottery terminal facility, we exercised our option and completed the purchase of approximately 36 acres of land located in Perryville, Maryland, and commenced construction of a $97.5 million Hollywood-themed facility, inclusive of licensing fees of $9.0 million. The new facility will feature 75,000 square feet of gaming space, 1,500 video lottery terminals, food and beverage offerings, and parking for over 1,600 vehicles. The facility is expected to open to the public in late 2010.

        In January 2010, the Pennsylvania legislature passed legislation permitting table games for gaming licensees. We intend to install table games at Hollywood Casino at Penn National Race Course in two phases. Phase I includes the addition of an estimated 40 table games and 12 poker tables within the existing facility, and is expected to be completed in the fourth quarter of 2010.

        In November 2009, the "Ohio Jobs and Growth Plan," a casino ballot proposal calling for an amendment to Ohio's Constitution to authorize casinos in the state's four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. Plans are currently being developed for a $300 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, and a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees. Hollywood Casino Toledo is expected to feature a 125,000 square foot casino, up to 3,000 slot machines, 80 table games and 20 poker tables, a 2,500 parking space garage, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Columbus is expected to feature a 180,000 square foot casino, up to 4,000 slot machines, 100 table games and 25 poker tables, a 4,000 parking space garage, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo and Hollywood Casino Columbus are estimated to be completed in the second half of 2012.

        In February 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of a Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway. In December 2009, Kansas Entertainment was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a facility in the North East Gaming Zone in Wyandotte County, Kansas. Kansas Entertainment will begin construction of the facility in the second half of 2010 with a planned opening in early 2012. The $410 million Hollywood-themed destination facility, inclusive of licensing fees, is expected to feature a 100,000 square foot casino with capacity for 2,300 slot machines, 61 table games and 25 poker tables, a 1,500 parking structure, as well as a variety of dining and entertainment amenities. We and International Speedway Corporation will share equally the cost of developing and constructing the proposed facility. We estimate that our share of the project will be approximately $155 million.

        In December 2009, we announced that we intend to install table games at Charles Town Entertainment Complex following voter approval of table games in the December 5, 2009 special election. Plans currently include the estimated addition of 85 table games and 27 poker tables, a high-end steakhouse/lounge, and a Hollywood on the Roof entertainment lounge. The table games, poker tables and the entertainment lounge are expected to be completed in the third quarter of 2010, and the high-end steakhouse/lounge is expected to be completed in the fourth quarter of 2010.

        During the year ended December 31, 2009, we spent approximately $80.6 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

        Cash generated from operations and cash available under the revolver portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2009.

        The following table summarizes our expected capital project expenditures by property for the year ended December 31, 2010, as well as the projects in their entirety (including licensing fees):

Property	Project Total for 2010	Our Share of Project Total for 2010	Project Total	Our Share of Project Total
	(in millions)
Hollywood Casino Lawrenceburg	$12.3	$12.3	$13.5	$13.5
Empress Casino Hotel(1)	63.3	63.3	81.0	81.0
Charles Town Entertainment Complex	38.6	38.6	40.0	40.0
Hollywood Casino at Penn National Race Course	24.7	24.7	25.0	25.0
Hollywood Casino Perryville	67.2	67.2	98.0	98.0
Hollywood Casino Columbus	105.0	94.5	400.0	360.0
Hollywood Casino Toledo	80.0	72.0	300.0	270.0
Wyandotte County, Kansas	50.0	25.0	410.0	155.0
Other	17.2	17.2	26.3	26.3

Total	$458.3	$414.8	$1,393.8	$1,068.8

(1)
Net of amounts received from insurance proceeds.

Debt

  Senior Secured Credit Facility

        The senior secured credit facility historically consisted of three credit facilities comprised of a $750 million revolving credit facility with a maturity date of October 3, 2010, a $325 million Term Loan A Facility with a maturity date of October 3, 2011 and a $1.65 billion Term Loan B Facility with a maturity date of October 3, 2012. In September 2009, we amended our senior secured credit facility, in order to increase the borrowing capacity and to extend the term under the revolving credit facility portion of the senior secured credit facility. Under the new revolving credit facility, two tranches were created, one for those participants who agreed to extend and one for those that did not extend. Tranche A Revolving Loans consist of available borrowings of $359.4 million, which are due on the original maturity date of October 3, 2010, and Tranche B Revolving Loans consist of available borrowings of $640.6 million, which are due on July 3, 2012, for a total borrowing capacity of $1 billion.

        In August 2009, we repaid $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time, using a portion of the proceeds from the offering of $325 million 8 3/4% senior subordinated notes. In addition, in September 2009, we repaid all of the remaining outstanding borrowings under the Term Loan A Facility, using drawings under the new revolving credit facility.

        As of December 31, 2009, $237.5 million was drawn under the revolving credit facility and $1,518.1 million was outstanding under the Term Loan B Facility, for a total of $1,755.6 million. As of December 31, 2008, $123.7 million was drawn under the revolving credit facility, $239.7 million was outstanding under the Term Loan A Facility, and $1,596.4 million was outstanding under the Term Loan B Facility, for a total of $1,959.8 million.

        We recorded a $2.4 million loss on early extinguishment of debt during the year ended December 31, 2009 for the write-off of deferred financing fees related to the Term Loan A Facility.

        During the year ended December 31, 2009, our senior secured credit facility amount outstanding decreased by $204.2 million, primarily due to the August 2009 repayment of $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time, using a portion of the proceeds from the offering of $325 million 8 3/4% senior subordinated notes. These repayments were partially offset by drawings under the revolving credit facility, primarily to repay $105.5 million outstanding aggregate principal amount of the 6 7/8% senior subordinated notes.

        The senior secured credit facility is secured by substantially all of the assets of Penn and its restricted subsidiaries.

  Redemption of 6 7/8% Senior Subordinated Notes

        In August 2009, we called for the redemption of our $200 million 6 7/8% senior subordinated notes. The redemption price was $1,000 per $1,000 principal amount, plus accrued and unpaid interest, which was paid in September 2009. Approximately $94.5 million aggregate principal amount of the 6 7/8% senior subordinated notes were validly tendered and paid. In October 2009, we called for the redemption of all of the $105.5 million outstanding aggregate principal amount of our 6 7/8% senior subordinated notes. The redemption price was $1,000 per $1,000 principal amount, plus accrued and unpaid interest. In December 2009, we repaid all of the $105.5 million outstanding aggregate principal amount of our 6 7/8% senior subordinated notes. We funded the $94.5 million redemption from a portion of the proceeds from the offering of $325 million 8 3/4% senior subordinated notes and available cash and funded the $105.5 million redemption using drawings under the revolving credit facility.

        We recorded a $2.4 million loss on early extinguishment of debt during the year ended December 31, 2009 for the write-off of the deferred financing fees related to the $200 million 6 7/8% senior subordinated notes.

  6 3/4% Senior Subordinated Notes

        On March 9, 2005, we completed an offering of $250 million 6 3/4% senior subordinated notes that mature on March 1, 2015. Interest on the $250 million 6 3/4% senior subordinated notes is payable on March 1 and September 1 of each year, beginning September 1, 2005. The $250 million 6 3/4% senior subordinated notes are general unsecured obligations and are not guaranteed by our subsidiaries. The $250 million 6 3/4% senior subordinated notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Effective March 2010, we may redeem all or part of the $250 million 6 3/4% senior subordinated notes at certain specified redemption prices.

  8 3/4% Senior Subordinated Notes

        In August 2009, we completed an offering of $325 million 8 3/4% senior subordinated notes that mature on August 15, 2019. Interest on the $325 million 8 3/4% senior subordinated notes is payable on February 15 and August 15 of each year, beginning February 15, 2010. The $325 million 8 3/4% senior subordinated notes are general unsecured obligations and are not guaranteed by our subsidiaries. The $325 million 8 3/4% senior subordinated notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

  Other Long-Term Obligations

        On October 15, 2004, we announced the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority ("MTGA"). Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, we received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, we entered into the Second Amendment to the Purchase Agreement and Release of Claims with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the "Purchase Agreement"), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA's agreement to release various claims it raised against us under the Purchase Agreement and the MTGA's surrender of all post-closing termination rights it might have had under the Purchase Agreement. We recorded the present value of the $30 million liability within debt, as the amount due to the MTGA was payable over five years. In March 2009, we entered into the Third Amendment to the Purchase Agreement, in which the remaining payments due under the Purchase Agreement were accelerated and reduced. Under the Third Amendment to the Purchase Agreement, in exchange for the accelerated payment, which was paid to the MTGA in March 2009, all remaining obligations under the Purchase Agreement were deemed to be satisfied and, as result, we recorded a $1.3 million gain during the year ended December 31, 2009, which is included in other income within the consolidated statements of operations.

  Covenants

        Our senior secured credit facility, $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, our senior secured credit facility, $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

        During the year ended December 31, 2008, we placed some of the funds received from the issuance of our Preferred Stock into unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds. The funds and activity maintained within the unrestricted subsidiaries are excluded from our covenant calculations.

        At December 31, 2009, we were in compliance with all required financial covenants.

  Outlook

        Based on our current level of operations, and anticipated revenue growth, we believe that cash generated from operations and from the Investment, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the senior subordinated notes, to retire or redeem the senior subordinated notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. We may need to refinance all or a portion of our debt on or before maturity. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors—Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risk related to our capital structure.

Commitments and Contingencies

  Contractual Cash Obligations

        At December 31, 2009, there was $237.5 million indebtedness outstanding under the revolving credit portion of our senior secured credit facility and approximately $734.7 million available for borrowing. The following table presents our contractual cash obligations at December 31, 2009:

	Payments Due By Period
	Total	2010	2011 - 2012	2013 - 2014	2015 and After
	(in thousands)
Senior secured credit facility
Principal	$1,755,602	$85,019	$1,670,583	$—	$—
Interest	183,709	85,248	98,461	—	—
6 3/4% senior subordinated notes
Principal	250,000	—	—	—	250,000
Interest	92,813	16,875	33,750	33,750	8,438
8 3/4% senior subordinated notes
Principal	325,000	—	—	—	325,000
Interest	284,454	28,516	56,875	56,875	142,188
Purchase obligations	25,957	17,807	4,294	2,595	1,261
Capital expenditure commitments	53,102	53,102	—	—	—
Capital leases	4,175	1,052	1,203	171	1,749
Operating leases	63,948	7,006	12,152	8,462	36,328
Other liabilities reflected in the Company's consolidated balance sheets(1)	12,904	12,904	—	—	—

Total	$3,051,664	$307,529	$1,877,318	$101,853	$764,964

(1)
Does not include any liability for unrecognized tax benefits, as the Company cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

  Other Commercial Commitments

        The following table presents our material commercial commitments as of December 31, 2009 for the following future periods:

	Total Amounts Committed	2010	2011–2012	2013–2014	2015 and After
	(in thousands)
Letters of Credit(1)	$27,865	$27,865	$—	$—	$—
Guarantees of New Jersey Joint Venture Obligations(2)	4,365	1,000	2,000	1,365	—

Total	$32,230	$28,865	$2,000	$1,365	$—

(1)
The available balance under the revolving credit portion of our senior secured credit facility is diminished by outstanding letters of credit.

(2)
In connection with our 50% ownership interest in Pennwood Racing, Inc. ("Pennwood"), our joint venture in New Jersey, we entered into a debt service maintenance agreement with Pennwood's lender to guarantee up to 50% of Pennwood's $8.7 million term loan. Our obligation at December 31, 2009 under this guarantee was approximately $4.4 million.

  Interest Rate Swap Agreements

        See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" below.

New Accounting Pronouncements

        In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance provides amendments to require new disclosures regarding transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and activity in Level 3, and to clarify existing disclosures regarding the level of disaggregation, inputs and valuation techniques. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the guidance, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, as of January 1, 2010, as required. We do not expect that the January 1, 2010 adoption of the guidance will have a material impact on our consolidated financial statements. We are currently determining the impact of the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our consolidated financial statements.

        In January 2010, the FASB issued guidance to address implementation issues related to the changes in ownership provisions in ASC 810, "Consolidation," ("ASC 810"). The guidance clarifies the scope of the decrease in ownership provisions in ASC 810 and expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810. As we previously adopted ASC 810, the guidance is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period that ASC 810 was adopted by us. We adopted the guidance as of December 31, 2009, as required. This guidance did not have a material impact on our consolidated financial statements.

        In September 2009, the FASB issued guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent). The guidance creates a practical expedient to measure the fair value of an investment that is within the scope of the guidance on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity's measurement date. Therefore, the guidance allows certain attributes of the investment, which in the past may have indicated that it was necessary to make adjustments to the net asset value per share (or its equivalent) to estimate the fair value of the investment, to not be considered if the practical expedient is used. Additional disclosures are also required under the guidance. The guidance is effective for interim and annual periods ending after December 15, 2009, with early application permitted. We adopted the guidance as of December 31, 2009, as required. This guidance did not have a material impact on our consolidated financial statements.

        In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification in measuring the fair value of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. We adopted the guidance as of October 1, 2009, as required. This guidance did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued the ASC. The ASC became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). The ASC eliminates the previous United States GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The ASC is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the ASC as of September 30, 2009, as required. The adoption of the ASC did not have an impact on our consolidated financial statements.

        In June 2009, the FASB issued amended guidance for variable interest entities. The objective of the amended guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We adopted the amended guidance as of January 1, 2010, as required. We do not expect that the adoption of the amended guidance will have a material impact on our consolidated financial statements.

        In May 2009, the FASB issued guidance on subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under the guidance, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on our consolidated financial statements. In February 2010, the FASB issued amended guidance on subsequent events. The amended guidance removes the requirement for United States Securities and Exchange Commission filers to disclose the date through which subsequent events have been evaluated. The amended guidance is effective upon issuance, except for the use of the issued date for conduit debt obligors. We adopted the amended guidance upon issuance, as required. The adoption of the amended guidance did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued additional requirements regarding disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new requirements are effective for interim reporting periods ending after June 15, 2009. We adopted the additional requirements as of June 30, 2009, as required. The adoption of the new requirements did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments. The guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for all assets acquired or liabilities assumed arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the guidance as of January 1, 2009, as required. We expect that the adoption of the guidance will have an impact on our consolidated financial statements, in the event that we acquire companies in the future.

        In April 2008, the FASB issued guidance regarding the determination of the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We adopted the guidance as of January 1, 2009, as required. The adoption of the guidance did not have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued guidance regarding the disclosure of derivative instruments and hedging activities. The guidance requires enhanced disclosures about an entity's derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted; and c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We adopted the guidance as of January 1, 2009, as required. The adoption of the guidance did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued amended guidance on business combinations. The intention of the amended guidance is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. The amended guidance requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, the amended guidance modifies the accounting for transaction and restructuring costs. The amended guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the amended guidance as of January 1, 2009, as required. We expect that the adoption of the amended guidance will have an impact on our consolidated financial statements, in the event that we acquire companies in the future.

        In September 2006, the FASB issued guidance on fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB amended the guidance so as to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases and to delay the effective date of the guidance to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued additional guidance that provides clarification on the application of the guidance on fair value measurements in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted the guidance on fair value measurements, as amended, and on a prospective basis, as of January 1, 2008. The January 1, 2008 adoption did not have a material impact on our consolidated financial statements. We adopted the guidance on fair value measurements, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The January 1, 2009 adoption did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information at December 31, 2009 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the year and the related weighted-average interest rates at year-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each year-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve at December 31, 2009.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value 12/31/09
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$575,000	$575,000	$572,375
Average interest rate	—	—	—	—	—	7.88%
Variable rate	$85,019	$354,875	$1,315,708	$—	$—	$—	$1,755,602	$1,755,602
Average interest rate(1)	3.25%	4.58%	5.09%	—	—	—
Leases	$1,052	$1,126	$77	$82	$89	$1,749	$4,175	$4,175
Average interest rate	5.68%	5.67%	7.72%	7.72%	7.72%	7.72%
Interest rate derivatives:
Interest rate swaps
Variable to fixed(2)	$1,240,000	$—	$—	$—	$—	$—	N/A	$(43,925)
Average pay rate	2.58%						N/A
Average receive rate(3)	2.00%						N/A

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn National Gaming, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 26, 2010

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$713,118	$746,278
Receivables, net of allowance for doubtful accounts of $3,548 and $3,797 at December 31, 2009 and 2008, respectively	46,672	43,574
Insurance receivable	33,494	—
Prepaid expenses and other current assets	121,545	95,386
Deferred income taxes	23,619	21,065

Total current assets	938,448	906,303

Property and equipment, net	1,837,504	1,812,131
Other assets
Investment in and advances to unconsolidated affiliates	26,305	14,419
Goodwill	1,379,961	1,598,571
Other intangible assets	376,954	693,764
Deferred financing fees, net of accumulated amortization of $39,703 and $38,914 at December 31, 2009 and 2008, respectively	40,889	34,910
Other assets	112,555	129,578

Total other assets	1,936,664	2,471,242

Total assets	$4,712,616	$5,189,676

Liabilities
Current liabilities
Current maturities of long-term debt	$86,071	$105,281
Accounts payable	19,850	35,540
Accrued expenses	110,108	106,769
Accrued interest	61,786	80,190
Accrued salaries and wages	65,608	55,380
Gaming, pari-mutuel, property, and other taxes	38,943	44,503
Insurance financing	6,752	8,093
Other current liabilities	41,138	34,730

Total current liabilities	430,256	470,486

Long-term liabilities
Long-term debt, net of current maturities	2,248,706	2,324,899
Deferred income taxes	127,107	265,610
Noncurrent tax liabilities	46,702	68,632
Other noncurrent liabilities	7,769	2,776

Total long-term liabilities	2,430,284	2,661,917

Shareholders' equity
Penn National Gaming, Inc. and subsidiaries shareholders' equity:
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,500 issued and outstanding at December 31, 2009 and 2008)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,972,256 and 78,148,488 shares issued at December 31, 2009 and 2008, respectively)	786	782
Additional paid-in capital	1,480,476	1,442,829
Retained earnings	397,407	662,355
Accumulated other comprehensive loss	(26,028)	(48,693)

Total Penn National Gaming, Inc. and subsidiaries shareholders' equity	1,852,641	2,057,273

Noncontrolling interests	(565)	—

Total shareholders' equity	1,852,076	2,057,273

Total liabilities and shareholders' equity	$4,712,616	$5,189,676

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Year ended December 31,	2009	2008	2007
Revenues
Gaming	$2,158,028	$2,206,500	$2,227,944
Management service fee	14,787	16,725	17,273
Food, beverage and other	339,235	334,206	320,520

Gross revenues	2,512,050	2,557,431	2,565,737
Less promotional allowances	(142,775)	(134,378)	(128,944)

Net revenues	2,369,275	2,423,053	2,436,793

Operating expenses
Gaming	1,161,510	1,181,870	1,180,437
Food, beverage and other	266,351	257,653	240,912
General and administrative	403,136	415,093	369,720
Impairment losses	532,377	481,333	—
Empress Casino Hotel fire	6,063	—	—
Depreciation and amortization	194,436	173,545	147,915

Total operating expenses	2,563,873	2,509,494	1,938,984

(Loss) income from operations	(194,598)	(86,441)	497,809

Other income (expenses)
Interest expense	(134,984)	(169,827)	(198,059)
Interest income	6,522	8,362	4,016
Loss from joint venture	(1,121)	(1,526)	(99)
Merger termination settlement fees, net of related expenses	—	195,426	—
Loss on early extinguishment of debt	(4,793)	—	—
Other	1,093	6,421	(11,427)

Total other (expenses) income	(133,283)	38,856	(205,569)

(Loss) income from operations before income taxes	(327,881)	(47,585)	292,240
Taxes on income	(60,468)	105,738	132,187

Net (loss) income including noncontrolling interests	(267,413)	(153,323)	160,053
Less: Net loss attributable to noncontrolling interests	(2,465)	—	—

Net (loss) income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$(264,948)	$(153,323)	$160,053

(Loss) earnings per common share attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Basic (loss) earnings per common share	$(3.39)	$(1.81)	$1.87
Diluted (loss) earnings per common share	$(3.39)	$(1.81)	$1.81

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share data)

	Penn National Gaming Inc. shareholders
	Preferred Stock		Common Stock					Accumulated Other Comprehensive Income (Loss)
					Treasury Stock	Additional Paid-In Capital	Retained Earnings		Noncontrolling Interests	Total Shareholders' Equity	Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	—	$—	86,814,999	$868	$(2,379)	$251,943	$667,557	$3,174	$—	$921,163
Stock option activity, including tax benefit of $20,460	—	—	1,824,071	19	—	68,851	—	—	—	68,870	$—
Restricted stock	—	—	(60,000)	—	—	1,966	—	—	—	1,966	—
Change in fair value of interest rate swap contracts, net of income taxes of $11,203	—	—	—	—	—	—	—	(19,728)	—	(19,728)	(19,728)
Foreign currency translation adjustment	—	—	—	—	—	—	—	570	—	570	570
Cumulative effect of adoption of ASC 740	—	—	—	—	—	—	(11,932)	—	—	(11,932)	—
Net income	—	—	—	—	—	—	160,053	—	—	160,053	160,053

Balance, December 31, 2007	—	—	88,579,070	887	(2,379)	322,760	815,678	(15,984)	—	1,120,962	140,895

Issuance of Preferred Stock	12,500	—	—	—	—	1,246,400	—	—	—	1,246,400	—
Stock option activity, including tax benefit of $1,060	—	—	203,202	2	—	26,305	—	—	—	26,307	—
Share activity	—	—	(10,633,784)	(107)	2,379	(154,633)	—	—	—	(152,361)	—
Restricted stock	—	—	—	—	—	1,997	—	—	—	1,997	—
Change in fair value of interest rate swap contracts, net of income taxes of $13,072	—	—	—	—	—	—	—	(23,216)	—	(23,216)	(23,216)
Change in fair value of corporate debt securities	—	—	—	—	—	—	—	(8,008)	—	(8,008)	(8,008)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,485)	—	(1,485)	(1,485)
Net loss	—	—	—	—	—	—	(153,323)	—	—	(153,323)	(153,323)

Balance, December 31, 2008	12,500	—	78,148,488	782	—	1,442,829	662,355	(48,693)	—	2,057,273	(186,032)

Stock option activity, including tax benefit of $2,388	—	—	491,078	4	—	35,173	—	—	—	35,177	—
Restricted stock	—	—	332,690	—	—	2,474	—	—	—	2,474	—
Change in fair value of interest rate swap contracts, net of income taxes of $8,150	—	—	—	—	—	—	—	14,586	—	14,586	14,586
Change in fair value of corporate debt securities	—	—	—	—	—	—	—	6,843	—	6,843	6,843
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,236	—	1,236	1,236
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1,900	1,900	—
Net loss	—	—	—	—	—	—	(264,948)	—	(2,465)	(267,413)	(267,413)

Balance, December 31, 2009	12,500	$—	78,972,256	$786	$—	$1,480,476	$397,407	$(26,028)	$(565)	$1,852,076	$(244,748)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2009	2008	2007
Operating activities
Net (loss) income including noncontrolling interests	$(267,413)	$(153,323)	$160,053
Adjustments to reconcile net (loss) income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	194,436	173,545	147,915
Amortization of items charged to interest expense	12,255	12,625	13,011
Amortization of items charged to interest income	(1,522)	(912)	—
Loss on sale of fixed assets	332	1,610	1,637
Loss from joint venture	1,121	1,526	99
Loss on early extinguishment of debt	4,793	—	—
Empress Casino Hotel fire	5,186	—	—
Gain on accelerated payment of other long-term obligations	(1,305)	—	—
Gain on sale of investment in corporate debt securities	(6,598)	—	—
Deferred income taxes	(146,408)	(91,098)	18,265
Charge for stock compensation	28,360	26,857	25,465
Impairment losses	532,377	481,333	—
(Increase) decrease, net of businesses acquired
Accounts receivable	(16,091)	12,853	(2,168)
Insurance receivable	—	—	100,000
Prepaid expenses and other current assets	(13,160)	(27,722)	924
Other assets	(8,138)	25,747	(7,159)
(Decrease) increase, net of businesses acquired
Accounts payable	(5,292)	(350)	(22,234)
Accrued expenses	4,837	(12,045)	(12,436)
Accrued interest	4,332	(12,729)	(1,594)
Accrued salaries and wages	10,228	1,231	(6,003)
Gaming, pari-mutuel, property and other taxes	(5,560)	882	(4,629)
Income taxes	—	(6,794)	(3,584)
Other current and noncurrent liabilities	11,401	1,014	9,470
Other noncurrent tax liabilities	75	(13,787)	14,187

Net cash provided by operating activities	338,246	420,463	431,219

Investing activities
Expenditures for property and equipment	(289,551)	(344,894)	(361,155)
Proceeds from sale of property and equipment	2,628	1,066	15,020
Investment in corporate debt securities	—	(47,286)	—
Proceeds from sale of investment in corporate debt securities	50,602	—	—
Proceeds from Empress Casino Hotel fire	20,593	—	—
Investment in Kansas Entertainment	(12,895)	—	—
Increase in cash in escrow	(25,036)	—	—
Acquisition of businesses and licenses, net of cash acquired	(9,000)	(384)	(265,482)

Net cash used in investing activities	(262,659)	(391,498)	(611,617)

Financing activities
Proceeds from exercise of options	5,431	2,397	24,911
Repurchases of common stock	—	(152,361)	—
Proceeds from issuance of long-term debt	784,929	447,833	426,065
Principal payments on long-term debt	(879,193)	(993,966)	(282,360)
Proceeds from issuance of preferred stock, net of related expenses	—	1,246,400	—
Proceeds from insurance financing	15,454	22,255	29,009
Payments on insurance financing	(16,795)	(30,677)	(31,830)
Contributions from noncontrolling interests	1,900	—	—
Increase in deferred financing fees	(22,861)	—	—
Tax benefit from stock options exercised	2,388	1,060	20,460

Net cash (used in) provided by financing activities	(108,747)	542,941	186,255

Net (decrease) increase in cash and cash equivalents	(33,160)	571,906	5,857
Cash and cash equivalents at beginning of year	746,278	174,372	168,515

Cash and cash equivalents at end of year	$713,118	$746,278	$174,372

Supplemental disclosure
Interest expense paid	$124,992	$183,264	$199,425
Income taxes paid	$109,200	$190,287	$88,546

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.     Business and Basis of Presentation

        Penn National Gaming, Inc. ("Penn") and subsidiaries (collectively, the "Company") is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, the Company has continued to expand its gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company ("Argosy"), Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club), greenfield projects (such as at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway) and property expansions (such as at Charles Town Entertainment Complex and Hollywood Casino Lawrenceburg).

        The Company currently owns or manages nineteen facilities in fifteen jurisdictions, including Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario.

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

2.     Principles of Consolidation

        The consolidated financial statements include the accounts of Penn and its subsidiaries, including wholly-owned subsidiaries and subsidiaries with a noncontrolling interest. Investment in and advances to unconsolidated affiliates that are 50% owned are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        On July 3, 2008, the Company entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, the Company agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee (the "Cash Termination Fee") and a $1.25 billion, zero coupon, preferred equity investment (the "Investment"). On October 30, 2008, the Company closed the sale of the Investment and issued 12,500 shares of Series B Redeemable Preferred Stock (the "Preferred Stock").

        The Company used a portion of the net proceeds from the Investment and the after-tax proceeds of the Cash Termination Fee for the repayment of some of its existing debt, repurchases of its Common Stock, lobbying expenses for efforts in Ohio and investment in corporate debt securities, with the remainder being invested primarily in short-term securities. The repurchase of up to $200 million of the Company's Common Stock over the twenty-four month period ending July 2010 was authorized by the Company's Board of Directors in July 2008. During the year ended December 31, 2009, the Company did not repurchase any shares of its Common Stock. During the year ended December 31, 2008, the Company repurchased 8,934,984 shares of its Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05.

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

        The Company's receivables of $46.7 million and $43.6 million at December 31, 2009 and 2008, respectively, primarily consist of $12.9 million and $10.8 million, respectively, due from the West Virginia Lottery for gaming revenue settlements and capital reinvestment projects at the Charles Town

Entertainment Complex, and $11.7 million and $11.4 million, respectively, for reimbursement of expenses paid on behalf of Casino Rama.

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

  Long-term Debt

        The fair value of the Company's senior secured credit facility approximates its carrying value, as it is variable-rate debt. The fair value of the Company's senior subordinated notes is estimated based on quoted prices in active markets for identical instruments. The fair value of the Company's other long-term obligations and capital leases approximates its carrying value.

  Interest Rate Swap Contracts

        The fair value of the Company's interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve's implied discount rates. The credit adjustment reflects the Company's best estimate as to the Company's credit quality at December 31, 2009. The interest rate swap contracts are measured at fair value on a recurring basis.

        The estimated fair values of the Company's financial instruments are as follows (in thousands):

	2009		2008
December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$713,118	$713,118	$746,278	$746,278
Investment in corporate debt securities	4,550	4,550	40,190	40,190
Financial liabilities:
Long-term debt
Senior secured credit facility	1,755,602	1,755,602	1,959,784	1,959,784
Senior subordinated notes and other long-term obligations	575,000	572,375	464,201	389,201
Capital leases	4,175	4,175	6,195	6,195
Interest rate swap contracts	43,925	43,925	63,185	63,185

        See Note 21 to the Consolidated Financial Statements for further information regarding the Company's assessment of the inputs used to measure the fair value for the investment in corporate debt securities and interest rate swap contracts.

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

        Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the related lease term.

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

Goodwill and Other Intangible Assets

        At December 31, 2009, the Company had $1,380.0 million in goodwill and $377.0 million in other intangible assets within its consolidated balance sheet, representing 29.3% and 8.0% of total assets, respectively, resulting from the Company's acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

        In connection with the Company's acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of the Company's due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the reporting units to their carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment test is performed to determine the implied value of goodwill for that reporting unit. If the implied value is less than the carrying amount for that reporting unit, an impairment loss is recognized for that reporting unit. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, "Intangibles-Goodwill and Other," the Company considers its gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized. The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. The Company uses a market approach model, which includes the use of EBITDA (earnings before interest, taxes, charges for stock compensation, depreciation and amortization, gain or loss on disposal of assets, and certain other income and expenses, and inclusive of loss from joint venture) multiples, as the Company believes that EBITDA is a widely-used measure of performance in the gaming industry and as the Company uses EBITDA as the primary measurement of the operating performance of its properties (including the evaluation of operating personnel). In addition, the Company believes that an EBITDA multiple is the principal basis for the valuation of gaming companies. Changes in the estimated EBITDA multiple or forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because the Company's goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. The Company reviews the carrying value of its intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

Deferred Financing Fees

        Deferred financing fees that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments.

Comprehensive Income

        The Company accounts for comprehensive income in accordance with ASC 220, "Comprehensive Income," which established standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in its consolidated statements of changes in shareholders' equity.

Income Taxes

        The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2009.

Accounting for Derivatives and Hedging Activities

        The Company uses fixed and variable-rate debt to finance its operations. Both funding sources have associated risks and opportunities, such as interest rate exposure, and the Company's risk management policy permits the use of derivatives to manage this exposure. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Thus, uses of derivatives are strictly limited to hedging and risk management purposes in connection with managing interest rate exposure. Acceptable derivatives for this purpose include interest rate swap contracts, futures, options, caps, and similar instruments.

        When using derivatives, the Company's intent is to apply "special hedge accounting," which is conditional upon satisfying specific documentation and performance criteria. In particular, the underlying hedged item must expose the Company to risks associated with market fluctuations and the instrument used as the hedging derivative must generate offsetting effects in prescribed magnitudes. If these criteria are not met, a change in the market value of the financial instrument and all associated settlements would be recognized as gains or losses in the period of change.

        Currently, the Company has a number of interest rate swap contracts in place. These contracts serve to mitigate income volatility for a portion of its variable-rate funding. Swap contract coverage extends out through 2011. In effect, these swap contracts synthetically convert the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company receives cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts' fixed rates. These two respective obligations are net-settled, periodically. The Company accounts for these swap contracts as cash flow hedges, which requires determining a division of hedge results deemed effective and deemed ineffective. However, most of the Company's hedges were designed in such a way so as to perfectly offset specifically-defined interest payments, such that no ineffectiveness has occurred—nor would any ineffectiveness occur, as long as the forecasted cash flows of the designated hedged items and the associated swap contracts remain unchanged.

        The fair value of the Company's interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve's implied discount rates. The credit adjustment reflects the Company's best estimate as to the Company's credit quality at December 31, 2009.

        Under cash flow hedge accounting, effective derivative results are initially recorded in other comprehensive income ("OCI") and later reclassified to earnings, coinciding with the income recognition relating to the variable interest payments being hedged (i.e., when the interest expense on the variable-rate liability is recorded in earnings). Any hedge ineffectiveness (which represents the amount by which hedge results exceed the variability in the cash flows of the forecasted transaction due to the risk being hedged) is recorded in current period earnings.

        Under cash flow hedge accounting, derivatives are included in the consolidated balance sheets as assets or liabilities at fair value. The interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at December 31, 2009 and 2008.

        During the year ended December 31, 2009, the Company had certain derivative instruments that were not designated to qualify for hedge accounting. The periodic change in the mark-to-market of these derivative instruments is recorded in current period earnings.

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

        Revenues are recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition—Customer Payments and Incentives" ("ASC 605-50"). The consensus in ASC 605-50 requires that sales incentives and points earned in point-loyalty programs be recorded as a reduction of revenue. The Company recognizes incentives related to gaming play and points earned in point-loyalty programs as a direct reduction of gaming revenue.

        The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the years ended December 31, 2009, 2008 and 2007 are as follows:

Year ended December 31,	2009	2008	2007
	(in thousands)
Rooms	$23,316	$17,750	$15,518
Food and beverage	108,473	103,038	101,040
Other	10,986	13,590	12,386

Total promotional allowances	$142,775	$134,378	$128,944

        The estimated cost of providing such complimentary services for the years ended December 31, 2009, 2008 and 2007 are as follows:

Year ended December 31,	2009	2008	2007
	(in thousands)
Rooms	$9,406	$7,280	$6,538
Food and beverage	77,444	73,565	71,922
Other	6,590	6,034	5,471

Total cost of complimentary services	$93,440	$86,879	$83,931

Earnings Per Share

        The Company calculates earnings per share ("EPS") in accordance with ASC 260, "Earnings Per Share" ("ASC 260"). Basic EPS is computed by dividing net income applicable to common stock,

excluding net income attributable to noncontrolling interests, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

        In the fourth quarter of 2008, the Company issued 12,500 shares of the Company's Preferred Stock, which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a "participating security." The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company's Common Stock is computed by dividing net income applicable to common stock attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries by the weighted-average common shares outstanding during the period. Diluted EPS for the Company's Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

        However, since the Company reported a loss from operations for the years ended December 31, 2009 and 2008, it was required by ASC 260 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS for the years ended December 31, 2009 and 2008. In addition, since the Company reported a loss from operations for the years ended December 31, 2009 and 2008, the Preferred Stock was not deemed to be a participating security for the years ended December 31, 2009 and 2008, pursuant to ASC 260. The basic weighted-average common shares outstanding for the years ended December 31, 2009 and 2008 were 78,121,571 and 84,535,877, respectively.

        The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the year ended December 31, 2007:

Year ended December 31,	2007
(in thousands)
Determination of shares:
Weighted-average common shares outstanding	85,578
Assumed conversion of dilutive stock options	2,806

Diluted weighted-average common shares outstanding	88,384

        Options to purchase 9,966,125 and 8,804,578 shares were outstanding during the years ended December 31, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because they are antidilutive since the Company reported a loss from operations for the years ended December 31, 2009 and 2008. Options to purchase 1,395,610 shares were outstanding during the year ended December 31, 2007, but were not included in the computation of diluted EPS because they are antidilutive.

        The repurchase of up to $200 million of the Company's Common Stock over the twenty-four month period ending July 2010 was authorized by the Company's Board of Directors in July 2008. During the year ended December 31, 2009, the Company did not repurchase any shares of its Common Stock. During the year ended December 31, 2008, the Company repurchased 8,934,984 shares of its Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05.

Stock-Based Compensation

        The Company accounts for stock compensation under ASC 718, "Compensation-Stock Compensation," which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

        The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the United States ("U.S.") Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company's stock price over a period of 5.32 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company's employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at December 31, 2009, 2008 and 2007:

Year ended December 31,	2009	2008	2007
Risk-free interest rate	2.80%	1.61%	4.24%
Expected volatility	49.68%	45.56%	37.68%
Dividend yield	—	—	—
Weighted-average expected life (years)	5.32	5.36	4.73
Forfeiture rate	5.00%	4.00%	4.00%

Segment Information

        In accordance with ASC 280, "Segment Reporting" ("ASC 280"), the Company views each property as an operating segment, and aggregates all of its properties into one reportable segment, as the Company believes that they are economically similar, offer similar types of products and services, cater to the same types of customers and are similarly regulated.

Statements of Cash Flows

        The Company has presented the consolidated statements of cash flows using the indirect method, which involves the reconciliation of net (loss) income including noncontrolling interests to net cash flow from operating activities.

Acquisitions

        The Company accounts for its acquisitions in accordance with ASC 805, "Business Combinations" ("ASC 805"). The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

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

        The Company is dependent on the economy of the U.S. in general, and any deterioration in the national economic, energy, credit and capital markets could have a material adverse effect on future results of operations.

        The Company is dependent upon a stable gaming and admission tax structure in the locations that it operates in. Any change in the tax structure could have a material adverse affect on future results of operations.

5.     New Accounting Pronouncements

        In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance provides amendments to require new disclosures regarding transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and activity in Level 3, and to clarify existing disclosures regarding the level of disaggregation, inputs and valuation techniques. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the guidance, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, as of January 1, 2010, as required. The Company does not expect that the January 1, 2010 adoption of the guidance will have a material impact on its consolidated financial statements. The Company is currently determining the impact of the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on its consolidated financial statements.

        In January 2010, the FASB issued guidance to address implementation issues related to the changes in ownership provisions in ASC 810, "Consolidation," ("ASC 810"). The guidance clarifies the scope of the decrease in ownership provisions in ASC 810 and expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810. As the Company previously adopted ASC 810, the guidance is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period that ASC 810 was adopted by the Company. The Company adopted the guidance as of December 31, 2009, as required. This guidance did not have a material impact on the Company's consolidated financial statements.

        In September 2009, the FASB issued guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent). The guidance creates a practical expedient to measure the fair value of an investment that is within the scope of the guidance on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity's measurement date. Therefore, the guidance allows certain attributes of the investment, which in the past may have indicated that it was necessary to make adjustments to the net asset value per share (or its equivalent) to estimate the fair value of the investment, to not be considered if the practical expedient is used. Additional disclosures are also required under the guidance. The guidance is effective for interim and annual periods ending after December 15, 2009, with early application permitted. The Company adopted the guidance as of December 31, 2009, as required. This guidance did not have a material impact on the Company's consolidated financial statements.

        In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification in measuring the fair value of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted the guidance as of October 1, 2009, as required. This guidance did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued the ASC. The ASC became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The ASC is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the ASC as of September 30, 2009, as required. The adoption of the ASC did not have an impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued amended guidance for variable interest entities. The objective of the amended guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted the amended guidance as of January 1, 2010, as required. The Company does not expect that the adoption of the amended guidance will have a material impact on its consolidated financial statements.

        In May 2009, the FASB issued guidance on subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under the guidance, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements. In February 2010, the FASB issued amended guidance on subsequent events. The amended guidance removes the requirement for U.S. Securities and Exchange Commission filers to disclose the date through which subsequent events have been evaluated. The amended guidance is effective upon issuance, except for the use of the issued date for conduit debt obligors. The Company adopted the amended guidance upon issuance, as required. The adoption of the amended guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued additional requirements regarding disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new requirements are effective for interim reporting periods ending after June 15, 2009. The Company adopted the additional requirements as of June 30, 2009, as required. The adoption of the new requirements did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments. The guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

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

        In April 2008, the FASB issued guidance regarding the determination of the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company adopted the guidance as of January 1, 2009, as required. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued guidance regarding the disclosure of derivative instruments and hedging activities. The guidance requires enhanced disclosures about an entity's derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted; and c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted the guidance as of January 1, 2009, as required. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

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

        In September 2006, the FASB issued guidance on fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB amended the guidance so as to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases and to delay the effective date of the guidance to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued additional guidance that provides clarification on the application of the guidance on fair value measurements in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted the guidance on fair value measurements, as amended, and on a prospective basis, as of January 1, 2008. The January 1, 2008 adoption did not have a material impact on the Company's consolidated financial statements. The Company adopted the guidance on fair value measurements, as amended, and on a prospective basis, as of January 1, 2009 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The January 1, 2009 adoption did not have a material impact on the Company's consolidated financial statements.

6.     Acquisitions

Sanford-Orlando Kennel Club

        On October 17, 2007, pursuant to the Asset Purchase Agreement dated July 5, 2007, the Company completed the purchase of Sanford-Orlando Kennel Club in Longwood, Florida from Sanford-Orlando Kennel Club, Inc. and Collins and Collins. In connection with the purchase, the Company also secured a right of first refusal with respect to a majority stake in the Sarasota Kennel Club in Sarasota, Florida. The purchase price for the Sanford-Orlando Kennel Club provides for additional consideration to be paid by the Company based upon certain future regulatory developments. Located on approximately 26 acres in Longwood, Florida, the Sanford-Orlando Kennel Club features year-round greyhound racing, a simulcast wagering facility, a clubhouse lounge and two dining areas. The Company accounted for the acquisition in accordance with ASC 805. The results of the Sanford-Orlando Kennel Club have been included in the Company's consolidated financial statements since the acquisition date.

Black Gold Casino at Zia Park

        On April 16, 2007, pursuant to the Asset Purchase Agreement dated November 7, 2006 among Zia Partners, LLC ("Zia"), Zia Park LLC (the "Buyer"), a wholly-owned subsidiary of Penn, and (solely with respect to specified sections thereof which relate to the Company's guarantee of the Buyer's payment and performance) Penn, the Buyer completed the acquisition of Black Gold Casino at Zia Park and all related assets of Zia. Penn funded this purchase with additional borrowings under its existing revolving credit facility. The Company accounted for the acquisition in accordance with ASC 805. As a result of the acquisition, goodwill of $144.2 million and other intangible assets of $2.9 million are included within the consolidated balance sheet at December 31, 2009. The results of the Black Gold Casino at Zia Park have been included in the Company's consolidated financial statements since the acquisition date.

7.     Investment In and Advances to Unconsolidated Affiliates

        On September 10, 2009, the Company announced that it had entered into an agreement, subject to local and regulatory approvals and certain other closing conditions, with principals of The Cordish Company ("Cordish"), the managing member of Kansas Entertainment, LLC ("Kansas Entertainment"), wherein the Company agreed to acquire Cordish's 50% interest in Kansas Entertainment and to assume their role as managing member.

        As a result of the agreement with Cordish, the Company joined Kansas Speedway Development Corporation, a wholly-owned subsidiary of International Speedway Corporation (which owns the other 50% of Kansas Entertainment) in its application with the Kansas Lottery Commission to develop and operate a facility in the North East Gaming Zone in Wyandotte County, Kansas. The Company and International Speedway Corporation will share equally the cost of developing and constructing the proposed facility, and intend to jointly seek third party financing for the project.

        On December 1, 2009, Kansas Entertainment was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a facility in the North East Gaming Zone in Wyandotte County, Kansas.

        In February 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of the facility.

        On September 14, 2009, as a result of the agreement with Cordish, the Company withdrew its license application with the Kansas Lottery Commission to be considered as a Lottery Gaming Facility Manager at another site in Wyandotte County.

        The Company's investment in Kansas Entertainment, which consists of the Company's portion of the privilege fee paid to the Kansas Lottery Commission in conjunction with its application and its portion of capital expenditures spent to develop the proposed facility, is accounted for under the equity method and is included in investment in and advances to unconsolidated affiliates within the consolidated balance sheet at December 31, 2009.

        In accordance with the agreement, $25.0 million was placed in escrow until certain conditions in the agreement with Cordish are satisfied. This amount is included in other assets within the consolidated balance sheet at December 31, 2009.

8.     Property and Equipment

        Property and equipment, net, consists of the following:

December 31,	2009	2008
	(in thousands)
Land and improvements	$239,933	$216,834
Building and improvements	1,433,611	1,298,513
Furniture, fixtures, and equipment	849,071	692,851
Leasehold improvements	17,204	17,128
Construction in progress	47,299	183,056

Total property and equipment	2,587,118	2,408,382
Less accumulated depreciation	(749,614)	(596,251)

Property and equipment, net	$1,837,504	$1,812,131

        Depreciation expense, for property and equipment, totaled $187.8 million, $165.9 million and $140.3 million in 2009, 2008, and 2007, respectively. Interest capitalized in connection with major construction projects was $7.0 million, $13.8 million and $14.6 million in 2009, 2008 and 2007, respectively.

        During the year ended December 31, 2009, the Company recorded a pre-tax impairment charge for the replaced Lawrenceburg vessel of $11.9 million ($7.1 million, net of taxes) in conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg. During the year ended December 31, 2008, the Company recorded a pre-tax impairment charge of $15.1 million ($10.0 million, net of taxes), as it determined that a portion of the value of its long-lived assets, primarily at its Bullwhackers property, was impaired.

9.     Goodwill and Other Intangible Assets

        A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at January 1, 2008:
Goodwill	$2,047,661
Accumulated goodwill impairment losses	(34,522)

Goodwill, net	$2,013,139

Goodwill acquired during the year	—
Goodwill impairment losses	(397,220)
Other	(17,348)

Balance at December 31, 2008:
Goodwill	$2,030,313
Accumulated goodwill impairment losses	(431,742)

Goodwill, net	$1,598,571

Goodwill acquired during the year	—
Goodwill impairment losses	(213,260)
Other	(5,350)

Balance at December 31, 2009:
Goodwill	$2,024,963
Accumulated goodwill impairment losses	(645,002)

Goodwill, net	$1,379,961

        Goodwill consists mainly of goodwill from the acquisitions of Hollywood Casino Corporation in March 2003, Argosy in October 2005 and Black Gold Casino at Zia Park in April 2007.

        During the year ended December 31, 2009, goodwill decreased by $218.6 million. As a result of the anticipated impact of gaming expansion in Ohio, the Company recorded a pre-tax impairment charge of $213.3 million ($188.7 million, net of taxes) during the year ended December 31, 2009, as the Company determined that a portion of the value of the goodwill associated with the original purchase of Hollywood Casino Lawrenceburg was impaired.

        During the year ended December 31, 2008, goodwill decreased by $414.6 million, primarily due to the Company recording a pre-tax impairment charge of $397.2 million ($338.5 million, net of taxes), as a portion of the value of the goodwill associated with the original purchase of Empress Casino Hotel, Hollywood Casino Lawrenceburg, Hollywood Casino Aurora and Argosy Casino Alton, and all of the goodwill associated with the original purchase of Hollywood Slots Hotel and Raceway, was impaired.

        The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of intangible asset at December 31, 2009 and 2008:

	2009			2008
December 31,	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Indefinite-life intangible assets	$368,886	$—	$368,886	$679,054	$—	$679,054
Other intangible assets	49,396	41,328	8,068	49,396	34,686	14,710

Total	$418,282	$41,328	$376,954	$728,450	$34,686	$693,764

        Indefinite-life intangible assets consist mainly of gaming licenses and trademark intangible assets from the acquisition of Argosy and the placement of slot machines at Hollywood Casino at Penn National Race Course.

        During the year ended December 31, 2009, indefinite-life intangible assets decreased by $310.2 million. As a result of the anticipated impact of gaming expansion in Ohio, the Company recorded a pre-tax impairment charge of $307.2 million ($180.1 million, net of taxes), as the Company determined that a portion of the value of the indefinite-life intangible assets associated with the original purchase of Hollywood Casino Lawrenceburg was impaired.

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

        The Company's intangible asset amortization expense was $6.6 million, $7.7 million and $7.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2009 (in thousands):

2010	$5,773
2011	2,096
2012	199

Total	$8,068

10.   Investment in Corporate Securities

        During the year ended December 31, 2008, the Company made a $47.3 million investment in the corporate debt securities of other gaming companies. The investment, which the Company is treating as available-for-sale securities, is included in other assets within the consolidated balance sheets at December 31, 2009 and 2008. During the years ended December 31, 2009 and 2008, the Company recorded a $6.8 million unrealized gain and an $8.0 million unrealized loss, respectively, in OCI for this investment. The change in the fair value also reflects the original issue discount amortization, which was $1.5 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively.

        During the year ended December 31, 2009, the Company sold $42.2 million of this investment and recorded a $6.6 million gain, which is included in other income within the consolidated statements of operations.

        The following is a schedule of the contractual maturities of the Company's investment in corporate securities at December 31, 2009 (in thousands):

2010	$—
2011	—
2012	4,550

Total	$4,550

11.   Long-term Debt

        Long-term debt, net of current maturities, is as follows:

December 31,	2009	2008
	(in thousands)
Senior secured credit facility	$1,755,602	$1,959,784
$200 million 6 7/8% senior subordinated notes	—	200,000
$250 million 6 3/4% senior subordinated notes	250,000	250,000
$325 million 8 3/4% senior subordinated notes	325,000	—
Other long-term obligations	—	14,201
Capital leases	4,175	6,195

	2,334,777	2,430,180
Less current maturities of long-term debt	(86,071)	(105,281)

	$2,248,706	$2,324,899

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2009 (in thousands):

2010	$86,071
2011	356,001
2012	1,315,785
2013	82
2014	89
Thereafter	576,749

Total minimum payments	$2,334,777

        At December 31, 2009, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $27.9 million.

Senior Secured Credit Facility

        The senior secured credit facility historically consisted of three credit facilities comprised of a $750 million revolving credit facility with a maturity date of October 3, 2010, a $325 million Term Loan A Facility with a maturity date of October 3, 2011 and a $1.65 billion Term Loan B Facility with a maturity date of October 3, 2012. In September 2009, the Company amended its senior secured credit facility, in order to increase the borrowing capacity and to extend the term under the revolving credit facility portion of the senior secured credit facility. Under the new revolving credit facility, two tranches were created, one for those participants who agreed to extend and one for those that did not extend. Tranche A Revolving Loans consist of available borrowings of $359.4 million, which are due on the original maturity date of October 3, 2010, and Tranche B Revolving Loans consist of available borrowings of $640.6 million, which are due on July 3, 2012, for a total borrowing capacity of $1 billion.

        In August 2009, the Company repaid $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time, using a portion of the proceeds from the offering of $325 million 8 3/4% senior subordinated notes. In addition, in September 2009, the Company repaid all of the remaining outstanding borrowings under the Term Loan A Facility, using drawings under the new revolving credit facility.

        As of December 31, 2009, $237.5 million was drawn under the revolving credit facility and $1,518.1 million was outstanding under the Term Loan B Facility, for a total of $1,755.6 million. As of December 31, 2008, $123.7 million was drawn under the revolving credit facility, $239.7 million was outstanding under the Term Loan A Facility, and $1,596.4 million was outstanding under the Term Loan B Facility, for a total of $1,959.8 million.

        The Company recorded a $2.4 million loss on early extinguishment of debt during the year ended December 31, 2009 for the write-off of deferred financing fees related to the Term Loan A Facility.

        During the year ended December 31, 2009, the Company's senior secured credit facility amount outstanding decreased by $204.2 million, primarily due to the August 2009 repayment of $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time, using a portion of the proceeds from the offering of $325 million 8 3/4% senior subordinated notes. These repayments were partially offset by drawings under the revolving credit facility, primarily to repay $105.5 million outstanding aggregate principal amount of the 6 7/8% senior subordinated notes.

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

        The effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2009 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap contracts	$(23,478)	Interest expense	$(30,358)	None	$—

Total	$(23,478)		$(30,358)		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate swap contracts	Interest expense	$359

Total		$359

        In addition, during the year ended December 31, 2009, the Company amortized $15.9 million in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, "Derivatives and Hedging."

        In the coming twelve months, the Company anticipates that approximately a $35.3 million loss will be reclassified from OCI to earnings, as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable funding being hedged.

        The following table sets forth the fair value of the interest rate swap contract liabilities included in accrued interest within the consolidated balance sheets at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued interest	$23,485	Accrued interest	$63,185

Total derivatives designated as hedging instruments		$23,485		$63,185

Derivatives not designated as hedging instruments
Interest rate swap contracts	Accrued interest	$20,440	Accrued interest	$—

Total derivatives not designated as hedging instruments		$20,440		$—

Total derivatives		$43,925		$63,185

Redemption of 6 7/8% Senior Subordinated Notes

        In August 2009, the Company called for the redemption of its $200 million 6 7/8% senior subordinated notes. The redemption price was $1,000 per $1,000 principal amount, plus accrued and unpaid interest, which was paid in September 2009. Approximately $94.5 million aggregate principal amount of the 6 7/8% senior subordinated notes were validly tendered and paid. In October 2009, the Company called for the redemption of all of the $105.5 million outstanding aggregate principal amount of its 6 7/8% senior subordinated notes. The redemption price was $1,000 per $1,000 principal amount, plus accrued and unpaid interest. In December 2009, the Company repaid all of the $105.5 million outstanding aggregate principal amount of its 6 7/8% senior subordinated notes. The Company funded the $94.5 million redemption from a portion of the proceeds from the offering of $325 million 8 3/4% senior subordinated notes and available cash and funded the $105.5 million redemption using drawings under the revolving credit facility.

        The Company recorded a $2.4 million loss on early extinguishment of debt during the year ended December 31, 2009 for the write-off of the deferred financing fees related to the $200 million 6 7/8% senior subordinated notes.

6 3/4% Senior Subordinated Notes

        On March 9, 2005, the Company completed an offering of $250 million 6 3/4% senior subordinated notes that mature on March 1, 2015. Interest on the $250 million 6 3/4% senior subordinated notes is payable on March 1 and September 1 of each year, beginning September 1, 2005. The $250 million 6 3/4% senior subordinated notes are general unsecured obligations and are not guaranteed by the Company's subsidiaries. The $250 million 6 3/4% senior subordinated notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Effective March 2010, the Company may redeem all or part of the $250 million 6 3/4% senior subordinated notes at certain specified redemption prices.

8 3/4% Senior Subordinated Notes

        In August 2009, the Company completed an offering of $325 million 8 3/4% senior subordinated notes that mature on August 15, 2019. Interest on the $325 million 8 3/4% senior subordinated notes is payable on February 15 and August 15 of each year, beginning February 15, 2010. The $325 million

8 3/4% senior subordinated notes are general unsecured obligations and are not guaranteed by the Company's subsidiaries. The $325 million 8 3/4% senior subordinated notes were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

Other Long-Term Obligations

        On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the Mohegan Tribal Gaming Authority ("MTGA"). Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, the Company entered into the Second Amendment to the Purchase Agreement and Release of Claims ("Amendment and Release") with the MTGA pertaining to the October 14, 2004 Purchase Agreement (the "Purchase Agreement"), and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA's agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA's surrender of all post-closing termination rights it might have had under the Purchase Agreement. The Company recorded the present value of the $30 million liability within debt, as the amount due to the MTGA was payable over five years. In March 2009, the Company entered into the Third Amendment to the Purchase Agreement, in which the remaining payments due under the Purchase Agreement were accelerated and reduced. Under the Third Amendment to the Purchase Agreement, in exchange for the accelerated payment, which was paid to the MTGA in March 2009, all remaining obligations under the Purchase Agreement were deemed to be satisfied and, as a result, the Company recorded a $1.3 million gain during the year ended December 31, 2009, which is included in other income within the consolidated statements of operations.

Covenants

        The Company's senior secured credit facility, $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, the Company's senior secured credit facility, $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes restrict, among other things, the Company's ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

        During the year ended December 31, 2008, the Company placed some of the funds received from the issuance of its Preferred Stock into unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds. The funds and activity maintained within the unrestricted subsidiaries are excluded from the Company's covenant calculations.

        At December 31, 2009, the Company was in compliance with all required financial covenants.

12.   Commitments and Contingencies

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

        In conjunction with the Company's acquisition of Argosy Gaming Company in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated in 1997 related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost profits that the plaintiff contended it could have earned if the gaming license had been issued to the plaintiff. On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff's damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys' fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys' fees, costs and interest. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy's recoupment rights. The Company established an appropriate reserve and bonded the judgment pending its appeal. Both the plaintiff and the Company appealed the judgment to the First Circuit Court of Appeals in Louisiana. On August 31, 2009, the appellate court reversed the trial court's decision and dismissed the case against Argosy in its entirety. Capitol House has requested that the Louisiana Supreme Court take its appeal of the dismissal and that request is currently pending.

        The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company's Empress Casino Hotel and Hollywood Casino

Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah's Joliet and the Grand Victoria Casino in Elgin (collectively, the "Four Casinos"), and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the "Court"), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court's ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the Four Casinos filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs' request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case. On June 10, 2009, the Four Casinos filed a petition with the Court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption. On August 17, 2009, the Court dismissed the Four Casinos' petition to reopen the case, and the Four Casinos have decided not to pursue an appeal of the dismissal.

        On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the Four Casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the Four Casinos filed suit in the Court, asking it to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 is paid into a protest fund where it accrues interest. The defendants have filed a motion to dismiss, which was granted on August 17, 2009. The Four Casinos have appealed the dismissal and have filed a motion to keep the funds in the protest fund while the appeal is being litigated. The accumulated funds will be returned to Empress Casino Hotel and Hollywood Casino Aurora if they ultimately prevail in the lawsuit.

        On June 12, 2009, the Four Casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund, racetrack owner John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c),(d) ("RICO"), based on an illegal scheme to secure the enactment of the 3% tax surcharge legislation in exchange for the payment of money by Johnston and entities controlled by him. The Four Casinos also seek to impose a constructive trust over all funds paid under the tax surcharge, and therefore all of the Illinois racetracks are named as parties to the lawsuit. The defendants in the RICO case filed motions to dismiss. On December 7, 2009, the district court denied the motion to dismiss the RICO count, but it granted the motion to dismiss the constructive trust count, stating that it did not have jurisdiction in this case to impose the constructive trust. The Four Casinos have appealed this dismissal to the Seventh Circuit Court of Appeals. The appellate court has ordered that any monies disbursed to the tracks be maintained until the appeal has been decided.

        In August 2007, a complaint was filed on behalf of a putative class of public shareholders of the Company, and derivatively on behalf of the Company, in the Court of Common Pleas of Berks County, Pennsylvania (the "Complaint"). The Complaint names the Company's Board of Directors as defendants and the Company as a nominal defendant. The Complaint alleges, among other things, that the Board of Directors breached their fiduciary duties by agreeing to the proposed transaction with Fortress and Centerbridge for inadequate consideration, that certain members of the Board of Directors have conflicts with regard to the Merger, and that the Company and its Board of Directors have failed to disclose certain material information with regard to the Merger. The Complaint seeks, among other things, a court order determining that the action is properly maintained as a class action and a derivative action enjoining the Company and its Board of Directors from consummating the proposed Merger, and awarding the payment of attorneys' fees and expenses. The Company and the plaintiff had reached a tentative settlement, contingent upon consummation of the transaction with Fortress and Centerbridge, in which the Company agreed to pay certain attorneys' fees and to make certain disclosures regarding the events leading up to the transaction with Fortress and Centerbridge in the proxy statement sent to shareholders in November 2007. The case was terminated by the court for inactivity on September 7, 2009, and no payments were made.

        On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company's Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that the Company's disclosure practices relative to the proposed transaction with Fortress and Centerbridge and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint was amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and the court granted the motion and dismissed the complaint with prejudice. The plaintiffs filed a motion for reconsideration, which was denied on October 21, 2009. The plaintiffs have appealed the decision and the parties are in the process of filing appellate briefs.

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

        On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC ("HV") in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the "Contract") that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG's alleged breach based on a Guaranty Agreement signed by the Company. Both cases were consolidated. The Company filed a motion to dismiss HV's claims, which was denied on May 6, 2009. Discovery has concluded and dispositive motions are currently being briefed by both sides.

Operating Lease Commitments

        The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $31.5 million, $30.7 million and $29.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

        The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2009 are as follows (in thousands):

Year ending December 31,
2010	$7,006
2011	6,672
2012	5,480
2013	4,639
2014	3,823
Thereafter	36,328

Total	$63,948

Capital Expenditure Commitments

        At December 31, 2009, the Company was contractually committed to spend approximately $53.1 million in capital expenditures for projects in progress.

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

        The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions in 2009, 2008 and 2007 were $1.5 million, $1.7 million and $2.2 million, respectively.

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

        The Company's agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course expires on September 30, 2011. The Company has a collective bargaining agreement with Local 137 of the Sports Arena Employees (AFL-CIO) at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expires on December 31, 2011. The Company also has an agreement in place with the Sports Arena Employees Local 137 (AFL-CIO) with respect to pari-mutuel clerks and admission personnel at the Company's OTWs, which expired on September 30, 2009 and has been extended pending continuing negotiations.

        The Company's agreement with the Maine Harness Horsemen Association at Bangor Raceway expires on December 31, 2011.

        The Company's agreement with the Ohio Harness Horsemen Association expires on December 31, 2012.

        Pennwood Racing, Inc. also has an agreement in effect with the horsemen at Freehold Raceway, which expires on December 31, 2011.

        Throughout the Argosy properties, the Seafarers Entertainment and Allied Trade Union represents approximately one thousand eight hundred of the Company's employees. At the Empress Casino Hotel, the Hotel Employees and Restaurant Employees Union ("UNITE/HERE") Local 1 represents approximately three hundred employees under a collective bargaining agreement which expires on March 31, 2011. At certain of the Company's Argosy properties, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO, the International Brotherhood of Electrical Workers, the Security Police and Fire Professionals of America, the American Maritime Officers Union, the International Brotherhood of Electrical Workers Local 176, and UNITE/HERE Local 10 represent certain of the Company's employees. The Company has collective bargaining agreements with these unions that expire at various times between July 2010 and October 2015. None of these unions individually represent more than fifty of the Company's employees.

        If the Company fails to maintain operative agreements with the horsemen at a track, it will not be permitted to conduct live racing and export and import simulcasting at that track and OTWs and, in West Virginia, the Company will not be permitted to operate its gaming machines. In addition, the Company's simulcasting agreements are subject to the horsemen's approval. If the Company fails to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on its business, financial condition and results of operations. Except for the closure of the facilities at Penn National Race Course and its OTWs from February 16, 1999 to March 24, 1999 due to a horsemen's strike, and a few days at other times and locations, the Company has been able to maintain the necessary agreements. There can be no assurance that the Company will be able to maintain the required agreements.

New Jersey Joint Venture

        On January 28, 1999, the Company, along with its joint venture partner, Greenwood Limited Jersey, Inc. ("Greenwood"), purchased certain assets and assumed certain liabilities of Freehold Racing Association, Garden State Racetrack and related entities, in a transaction accounted for as a purchase transaction.

        In 1999, the Company made an $11.3 million loan to the joint venture and an equity investment of $0.3 million. In 2008, the balance of the loan was increased by $0.5 million to $11.8 million to substitute a payment of interest on the loan. The loan is evidenced by a subordinated secured note, which is included in investment in and advances to unconsolidated affiliates within the consolidated balance sheets. The $11.3 million portion of the note bears interest at prime plus 2.25% or a minimum of 10.00% (at December 31, 2009, the interest rate was 10.00%). The $0.5 million portion of the note bears interest at the lesser of prime plus 2.00% or the 30-day LIBOR plus 3.00% (at December 31, 2009, the interest rate was 3.23%). The Company has recorded interest income within the consolidated statements of operations of $1.2 million, $1.2 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The joint venture, through Freehold Racing Association, was part of a multi-employer pension plan. For collectively bargained, multi-employer pension plans, contributions were made in accordance with negotiated labor contracts and generally were based on days worked. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980, the joint venture may, under certain circumstances, become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. In June 2006, Freehold Racing Association withdrew from the multi-employer pension plan, and thereby became subject to payment of a withdrawal liability to the multi-employer pension plan. In January 2008, Freehold Racing Association was informed that the multi-employer pension plan experienced a mass withdrawal termination as of December 25, 2007. In November 2009, Freehold Racing Association received notice and demand for payment of the reallocation component of the joint venture withdrawal liability. The reallocation liability was calculated to be $5.1 million as of the date of withdrawal. Freehold Racing Association's obligation will continue until 2055 or such time that it is notified that the obligation has been satisfied. At December 31, 2009, the joint venture withdrawal liability was approximately $5.0 million for Freehold Racing Association.

        The Company and Greenwood entered into a Debt Service Maintenance Agreement with a bank in which each joint venture partner has guaranteed up to 50% of a $23.0 million term loan to the joint venture. The Debt Service Maintenance Agreement remains in effect for the life of the loan and was due to expire on September 30, 2009. In 2008, the joint venture borrowed an additional $1.75 million and the maturity date of the term loan was extended to September 30, 2013. In 2009, certain terms and conditions of the agreement were amended, including the interest rates to be applied and the payment schedule. At December 31, 2009, the outstanding balance on the loan to the joint venture amounted to $8.7 million, of which the Company's obligation under its guarantee of the term loan was limited to approximately $4.4 million. The Company's investment in the joint venture is accounted for under the equity method. The original investment was recorded at cost and has been adjusted by the Company's share of income (loss) of the joint venture and distributions received. The Company's 50% share of the income (loss) of the joint venture is included in other income (expenses) within the consolidated statements of operations.

13.   Income Taxes

        Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

        The components of the Company's deferred tax assets and liabilities are as follows:

Year ended December 31,	2009	2008
	(in thousands)
Deferred tax assets:
Stock-based compensation expense	$26,499	$17,510
Accrued expenses	26,092	21,973
Deferred tax assets resulting from unrecognized tax benefits	11,682	12,751
State net operating losses	7,404	6,622
Accumulated other comprehensive loss	14,916	21,929

Gross deferred tax assets	86,593	80,785
Less valuation allowance	(4,268)	(3,860)

Net deferred tax assets	82,325	76,925

Deferred tax liabilities:
Property, plant and equipment	(86,334)	(86,342)
Intangibles	(99,479)	(235,128)

Net deferred tax liabilities	(185,813)	(321,470)

Net:	$(103,488)	$(244,545)

Reflected on consolidated balance sheets:
Current deferred tax assets, net	$23,619	$21,065
Noncurrent deferred tax liabilities, net	(127,107)	(265,610)

Net deferred taxes	$(103,488)	$(244,545)

        For income tax reporting, the Company has state net operating loss carryforwards aggregating approximately $157.3 million available to reduce future state income taxes primarily for the Commonwealth of Pennsylvania and the State of Mississippi as of December 31, 2009. The tax benefit associated with these net operating loss carryforwards is approximately $7.4 million. Due to state tax statutes on annual net operating loss utilization limits, the availability of gaming tax credits, and income and loss projections in the applicable jurisdictions, a $3.9 million valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. In addition, a $0.4 million valuation has been recorded to reflect the income tax effect of unrealized capital loss carryforwards of the Company which are not presently expected to be realized. If not used, substantially all the carryforwards will expire at various dates from December 31, 2010 to December 31, 2029. In the event that the valuation allowance is ultimately unnecessary, the majority would be treated as a reduction of tax expense.

        In addition, certain subsidiaries have accumulated state net operating loss carryforwards aggregating approximately $650.5 million for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits as of December 31, 2009 attributable to these net operating losses was approximately $42.1 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of December 31, 2009. In the event of any benefit from realization of these net operating losses, $8.6 million would be treated as an increase to equity, and the remainder would be treated as a reduction of tax expense. If not used, substantially all the carryforwards will expire at various dates from December 31, 2010 to December 31, 2029.

        The provision for income taxes charged to operations was as follows:

Year ended December 31,	2009	2008	2007
	(in thousands)
Current tax expense
Federal	$65,941	$157,043	$75,959
State	20,232	35,461	28,536
Foreign	(233)	4,332	9,427

Total current	85,940	196,836	113,922

Deferred tax (benefit) expense
Federal	(112,072)	(78,895)	16,223
State	(34,336)	(12,203)	2,042

Total deferred	(146,408)	(91,098)	18,265

Total provision	$(60,468)	$105,738	$132,187

        The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2009, 2008 and 2007:

Year ended December 31,	2009	2008	2007
Percent of pretax income
Federal taxes	35.0%	35.0%	35.0%
State and local income taxes	3.3%	(32.0)%	6.8%
Permanent differences	(20.5)%	(217.9)%	2.6%
Foreign	0.4%	(7.5)%	1.2%
Other miscellaneous items	0.2%	0.2%	(0.4)%

	18.4%	(222.2)%	45.2%

Year ended December 31,	2009	2008	2007
	(in thousands)
Amount based upon pretax income
Federal taxes	$(114,758)	$(16,655)	$102,284
State and local income taxes	(10,671)	15,229	19,953
Permanent differences	67,166	103,707	7,460
Foreign	(1,291)	3,587	3,453
Other miscellaneous items	(914)	(130)	(963)

	$(60,468)	$105,738	$132,187

        The Company adopted the provisions of ASC 740 on January 1, 2007. As a result of the implementation of ASC 740, the Company recognized a liability for unrecognized tax benefits of approximately $11.9 million, which was accounted for as a reduction to the January 1, 2007 retained earnings balance. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2009 and 2008.

        A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2008	$82,849
Additions based on current year tax positions	10,702
Additions based on prior year tax positions	2,105
Decreases due to settlements and/or reduction in liabilities	(6,984)
Currency translation adjustments	(20,040)

Balance at December 31, 2008	68,632
Additions based on current year tax positions	4,614
Additions based on prior year tax positions	9,333
Decreases due to settlements and/or reduction in liabilities	(45,848)
Currency translation adjustments	9,971

Balance at December 31, 2009	$46,702

        Included in the liability for unrecognized tax benefits at December 31, 2009 and 2008 were $9.5 million and $31.7 million, respectively, of tax positions that are indemnified by a third party. The indemnification stems from a transaction the Company completed in 2001 with The Continental Companies and CHC International, Inc. (the "Seller") whereby the Company acquired Casino Rouge in Baton Rouge, Louisiana and the management contract for Casino Rama in Orillia, Ontario, Canada. As part of the acquisition, Continental and the Company entered into an Indemnification Agreement whereby Continental indemnified the Company for any tax liabilities to arise subsequent to the acquisition for taxation years which Continental was the owner. The Canada Revenue Agency ("CRA") proposed a reassessment of CHC Canada in respect to its 1996 through 2000 taxation years. The Company and Seller disagreed with the CRA's position, and the matter was placed in Competent Authority in 2004.

        On May 20, 2009, the Company was notified by the Competent Authority Services Division of the CRA that the CRA and the U.S. Competent Authority ("IRS") negotiated a settlement regarding the years under assessment from the CRA—1996 through 2000 taxation years. According to the terms of the agreement, the CRA had agreed to reduce their original disallowance of management fees charged by the Company's indirect U.S. subsidiary CRC Holdings, Inc. to CHC Casinos Canada, Limited from CND$54,472,752 to CND$13,556,919 in exchange for the IRS granting relief by allowing CRC Holdings-US to decrease its income by $9,130,658 (US$) (or $13,556,919 (CND$)) and repay the $9,130,658 (US$) to CHC Casinos Canada Limited free of any U.S. withholding taxes.

        On November 27, 2009, the Company received from the CRA Notice of Reassessment ("Notice") for the taxation years covered under the Component Authority settlement. In accordance with the terms of the Notice, the Company paid CND$8,466,363.09 on December 16, 2009. Based upon the calculations within the Notice, the Company recalculated its pre-acquisition liability/indemnification receivable and decreased its liability/indemnification receivable. As of December 31, 2009, the Company is currently working with Continental to be reimbursed in accordance with the Indemnification Agreement. Once payment is received by the Company, it will reverse the federal portion of the indemnification receivable. For the years after 2001, where the Company has no indemnification, it has included in the liability for unrecognized tax benefits $22.0 million of tax reserves, including $12.6 million of accrued interest and penalties.

        Included in the liability for unrecognized tax benefits at December 31, 2009 and 2008 were $10.0 million and ($20.0) million, respectively, of currency translation adjustments for foreign currency tax positions.

        Included in the liability for unrecognized tax benefits at December 31, 2009 and 2008 were $37.2 million and $36.6 million, respectively, of tax positions that, if reversed, would affect the effective tax rate.

        The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the consolidated balance sheets. The Company will continue to classify any tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of operations.

        During the years ended December 31, 2009 and 2008, the Company recognized approximately $2.7 million and $2.5 million, respectively, of interest and penalties, net of deferred taxes. In addition, due to settlements and/or reductions in previously recorded liabilities on uncertain tax positions, the Company had reductions in previously accrued interest and penalties of $1.6 million, net of deferred taxes. The Company has accrued approximately $25.9 million (gross) for the payment of interest and penalties at December 31, 2009. These accruals were included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2009.

        The Company is currently in various stages of the examination and appeal process in connection with our open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months.

        As of December 31, 2009, the Company is subject to U.S. Federal income tax examinations for the tax years 2006, 2007 and 2008. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

14.   Shareholders' Equity

Shareholder Rights Plan

        On May 20, 1998, the Board of Directors of the Company authorized and declared a dividend distribution of one preferred stock purchase right (the "Right" or "Rights") for each outstanding share of the Company's Common Stock, par value $.01 per share, payable to shareholders of record at the close of business on March 19, 1999. In addition, a Right was issued for each share of the Company's Common Stock issued after March 19, 1999 and prior to the Rights' expiration. Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share (a "Preferred Stock Fraction") of the Company's Series A Preferred Stock (or another series of preferred stock with substantially similar terms), or a combination of securities and assets of equivalent value, at a purchase price of $10.00 per Preferred Stock Fraction, subject to adjustment. The description and terms of the Rights were set forth in a Rights Agreement (the "Rights Agreement") dated March 2, 1999, and amended on June 15, 2007, between the Company and Continental Stock Transfer and Trust Company as Rights Agent. The Rights Agreement and the associated Rights expired on March 18, 2009.

Issuance of the $1.25 billion, Zero Coupon Preferred Equity Investment

        On July 3, 2008, the Company entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, the Company agreed to receive a total of $1.475 billion, consisting of the Cash Termination Fee and the Investment. On October 30, 2008, the Company closed the sale of the Investment and issued 12,500 shares of Preferred Stock.

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

        The redemption price to be paid to the holders of the Investment on June 30, 2015 is equal to the Purchase Price, subject to increase or decrease in the event that the average trading price of the Common Stock (measured over the 20 consecutive trading days prior to May 26, 2015) is greater than $67 per share or less than $45 per share, respectively. There is no coupon payable with respect to the Investment. The Company shall redeem all of the Investment for cash, provided the Company may elect on or prior to June 1, 2015 to pay all or part of the redemption price in shares of the Common Stock. At December 31, 2009, the redemption price was $755.3 million (27.8 million shares of Common Stock if the Company elected to redeem through the issuance of Common Stock).

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

15.   Noncontrolling Interests

        In November 2009, the Company entered into an agreement with Lakes Entertainment, Inc. ("Lakes"), permitting Lakes to invest in up to a 10% equity interest in each of the Company's proposed facilities in Columbus and Toledo, Ohio. During the year ended December 31, 2009, Lakes contributed $1.9 million to the Company towards the proposed facilities, and its portion of the net loss for the proposed facilities was $2.5 million. The noncontrolling interest is included in shareholders' equity within the consolidated balance sheet at December 31, 2009, stated separately from the Company's shareholders' equity.

16.   Stock-Based Compensation

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

        On August 20, 2008, the Company's Board of Directors adopted and approved the 2008 Long Term Incentive Compensation Plan (the "2008 Plan"). On November 12, 2008, the Company's shareholders approved the 2008 Plan. The 2008 Plan permits the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights, restricted stock, phantom stock units and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. The aggregate number of shares of Common Stock that may be issued under the 2008 Plan shall not exceed 6,900,000. Awards of stock options and stock appreciation rights will be counted against the 6,900,000 limit as one share of Common Stock for each share granted. However each share awarded in the form of restricted stock, phantom stock units or any other full value stock award will be counted as issuing 2.16 shares of Common Stock for purposes of determining the number of shares available for issuance under the plan. At December 31, 2009, there were 4,401,889 options available for future grants under the 2008 Plan.

        Stock options that expire between February 12, 2010 and September 11, 2018 have been granted to officers, directors and employees to purchase Common Stock at prices ranging from $7.75 to $61.82 per share. All options were granted at the fair market value of the Common Stock on the date the options were granted.

        The following table contains information on stock options issued under the plans for the three-year period ended December 31, 2009:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	8,110,601	$21.87	4.97	$160,225
Granted	1,458,750	42.21
Exercised	(1,824,071)	13.66
Canceled	(495,375)	28.44

Outstanding at December 31, 2007	7,249,905	$27.58	4.87	$231,837
Granted	1,834,000	29.56
Exercised	(203,202)	11.80
Canceled	(76,125)	37.00

Outstanding at December 31, 2008	8,804,578	$28.27	6.30	$17,677
Granted	1,849,375	22.32
Exercised	(491,078)	11.06
Canceled	(196,750)	32.27

Outstanding at December 31, 2009	9,966,125	$27.83	5.67	$33,038

        Included in the above are Common Stock options that were issued in 2003 to the Company's Chairman outside of the 1994 Plan and the 2003 Plan. These options were issued at $7.95 per share, and are exercisable through February 6, 2013. At December 31, 2009 and 2008, the number of these Common Stock options that were outstanding was 23,750. On December 31, 2008, the Company modified the expiration date of certain of its stock options from the seventh anniversary of the date of grant to the tenth anniversary of the date of grant. This modification resulted in additional compensation costs related to stock-based compensation of $2.3 million pre-tax ($1.6 million after-tax) for the year ended December 31, 2008.

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 were $8.91, $10.57 and $16.08, respectively.

	Number of Option Shares	Weighted-Average Exercise Price
Exercisable at December 31,
2009	5,872,151	$27.41
2008	4,608,441	23.60
2007	3,080,480	19.74

        The aggregate intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $8.4 million, $4.1 million and $74.6 million, respectively.

        At December 31, 2009, there were 5,872,151 shares that were exercisable, with a weighted-average exercise price of $27.41, a weighted-average remaining contractual term of 4.82 years, and an aggregate intrinsic value of $22.3 million.

        The following table summarizes information about stock options outstanding at December 31, 2009:

	Exercise Price Range			Total
	$7.75 to $29.22	$29.34 to $38.42	$38.43 to $61.82	$7.75 to $61.82
Outstanding options
Number outstanding	5,273,461	3,332,915	1,359,749	9,966,125
Weighted-average remaining contractual life (years)	4.49	7.01	6.99	5.67
Weighted-average exercise price	$21.80	$31.53	$42.10	$27.83
Exercisable options
Number outstanding	3,483,336	1,680,540	708,275	5,872,151
Weighted-average exercise price	$22.01	$32.40	$42.07	$27.41

        The following table contains information on restricted stock awards issued under the plans for the three-year period ended December 31, 2009:

Number of Award Shares
Outstanding at December 31, 2006	160,000
Awarded	280,000
Released	—
Canceled	(60,000)

Outstanding at December 31, 2007	380,000
Awarded	—
Released	—
Canceled	—

Outstanding at December 31, 2008	380,000
Awarded	332,690
Released	(160,000)
Canceled	—

Outstanding at December 31, 2009	552,690

        Compensation costs related to stock-based compensation for the years ended December 31, 2009, 2008, and 2007 totaled $28.4 million pre-tax ($20.9 million after-tax), $26.9 million pre-tax ($19.8 million after-tax), and $25.5 million pre-tax ($18.6 million after-tax), respectively, and are included within the consolidated statements of operations under general and administrative expense.

        At December 31, 2009 and December 31, 2008, the total compensation cost related to nonvested awards not yet recognized equaled $39.5 million and $67.0 million, respectively, including $31.2 million and $63.9 million for stock options, respectively, and $8.3 million and $3.1 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

17.   Segment Information

        In accordance with ASC 280, the Company views each property as an operating segment, and aggregates all of its properties into one reportable segment, as the Company believes that they are economically similar, offer similar types of products and services, cater to the same types of customers and are similarly regulated.

18.   Summarized Quarterly Data (Unaudited)

        The following table summarizes the quarterly results of operations for the years ended December 31, 2009 and 2008:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2009
Net revenues	$612,226	$580,817	$620,426	$555,806
Income (loss) from operations	100,835	76,705	87,404	(459,542)
Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	40,661	28,480	21,351	(355,440)
Earnings (loss) per common share attributable to the shareholders of Penn National Gaming, Inc. and shareholders:
Basic earnings (loss) per common share	0.42	0.29	0.22	(4.54)
Diluted earnings (loss) per common share	0.38	0.27	0.20	(4.54)
2008
Net revenues	$613,494	$620,586	$617,887	$571,086
Income (loss) from operations	118,559	113,591	96,377	(414,968)
Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	40,736	37,023	147,491	(378,573)
Earnings (loss) per common share attributable to the shareholders of Penn National Gaming, Inc. and shareholders:
Basic earnings (loss) per common share	0.47	0.43	1.72	(4.77)
Diluted earnings (loss) per common share	0.46	0.42	1.69	(4.77)

        In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, the Company recorded a pre-tax impairment charge for the replaced Lawrenceburg vessel of $11.7 million ($6.8 million, net of taxes) during the second quarter of 2009. In addition, as a result of the anticipated impact of gaming expansion in Ohio, the Company recorded a pre-tax impairment charge of $520.5 million ($368.8 million, net of taxes) during the fourth quarter of 2009, as the Company determined that a portion of the value of the goodwill and indefinite-life intangible assets associated with the original purchase of Hollywood Casino Lawrenceburg was impaired.

        As a result of a decline in the Company's share price, an overall reduction in industry valuations, and property operating performance in the then-current economic environment, the Company recorded a pre-tax impairment charge of $481.3 million ($392.6 million, net of taxes) during the fourth quarter of 2008, as the Company determined that a portion of the value of its goodwill, indefinite-life intangible assets and long-lived assets was impaired. The impairment charge by property was as follows: Hollywood Casino Lawrenceburg, $214.1 million pre-tax ($189.3 million, net of taxes); Hollywood Casino Aurora, $43.7 million pre-tax and net of taxes; Empress Casino Hotel, $94.4 million pre-tax ($60.4 million, net of taxes); Argosy Casino Alton, $14.1 million pre-tax and net of taxes; Bullwhackers, $14.2 million pre-tax ($9.1 million, net of taxes); Hollywood Slots Hotel and Raceway, $82.7 million pre-tax ($64.0 million, net of taxes); and Corporate overhead, $18.1 million pre-tax ($12.0 million, net of taxes).

19.   Related Party Transactions

Executive Office Lease

        The Company currently leases 42,348 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of its Chairman and Chief Executive Officer. Rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to $0.9 million, $0.8 million and $0.7 million, respectively. The leases for the office space expire in March 2012, May 2012 and May 2013, and the lease for the warehouse space expires in July 2010. The future minimum lease commitments relating to these leases at December 31, 2009 equaled $2.2 million. The Company also paid $0.7 million and $3.7 million in construction costs to these same affiliates for the years ended December 31, 2008 and 2007, respectively.

20.   Subsidiary Guarantors

        Under the terms of the senior secured credit facility, most of Penn's subsidiaries are guarantors under the agreement. Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by such subsidiaries under the terms of the senior secured credit facility are full and unconditional, joint and several. There are no significant restrictions within the senior secured credit facility on the Company's ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn's ability to obtain funds from its subsidiaries.

        With regard to the senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of operations and condensed consolidating statements of cash flows at, and for the year ended, December 31, 2007, as Penn had no significant independent assets and no independent operations at, and for the year ended, December 31, 2007. However, during the year ended December 31, 2008, the Company placed some of the funds received from the issuance of its Preferred Stock into unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds and this resulted in significant independent assets. Summarized financial information for the years ended December 31, 2009 and 2008 for Penn, the subsidiary guarantors of the senior secured credit facility and the subsidiary non-guarantors is presented below.

        Under the terms of the $200 million 6 7/8% senior subordinated notes, most of Penn's subsidiaries are guarantors under the agreement. Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by such subsidiaries under the terms of the $200 million 6 7/8% senior subordinated notes are full and unconditional, joint and several. There are no significant restrictions within the $200 million 6 7/8% senior subordinated notes on the Company's ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn's ability to obtain funds from its subsidiaries.

        With regard to the $200 million 6 7/8% senior subordinated notes, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of operations and condensed consolidating statements of cash flows at, and for the year ended, December 31, 2007, as Penn had no significant independent assets and no independent operations at, and for the year ended, December 31, 2007. However, during the year ended December 31, 2008, the Company placed some of the funds received from the issuance of its Preferred Stock into unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds and this resulted in significant independent assets. Summarized financial information for the year ended December 31, 2008 for Penn, the subsidiary guarantors of the $200 million 6 7/8% senior subordinated notes and the subsidiary non-guarantors is presented below. Summarized financial information for the year ended December 31, 2009 is not reported because, during the year ended December 31, 2009, the Company repaid all of the outstanding aggregate principal amount of its $200 million 6 7/8% senior subordinated notes.

        The Company's $250 million 6 3/4% senior subordinated notes and $325 million 8 3/4% senior subordinated notes are not guaranteed by the Company's subsidiaries.

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Senior Secured Credit Facility
At December 31, 2009
Condensed Consolidating Balance Sheet
Total current assets	$69,290	$243,073	$586,140	$39,945	$938,448
Property and equipment, net	23,273	1,774,157	40,074	—	1,837,504
Total other assets	4,037,883	5,109,436	248,058	(7,458,713)	1,936,664

Total assets	$4,130,446	$7,126,666	$874,272	$(7,418,768)	$4,712,616

Total current liabilities	$83,294	$285,926	$21,106	$39,930	$430,256
Total long-term liabilities	2,194,508	3,221,642	61,739	(3,047,605)	2,430,284
Total shareholders' equity	1,852,644	3,619,098	791,427	(4,411,093)	1,852,076

Total liabilities and shareholders' equity	$4,130,446	$7,126,666	$874,272	$(7,418,768)	$4,712,616

Year Ended December 31, 2009
Condensed Consolidating Statement of Operations
Net revenues	$—	$2,339,014	$30,261	$—	$2,369,275
Total operating expenses	83,823	2,424,420	55,630	—	2,563,873

Loss from operations	(83,823)	(85,406)	(25,369)	—	(194,598)
Other income (expenses)	66,227	(211,391)	11,881	—	(133,283)

Loss from operations before income taxes	(17,596)	(296,797)	(13,488)	—	(327,881)
Taxes on income	(40,838)	(24,896)	5,266	—	(60,468)

Net income (loss) including noncontrolling interests	23,242	(271,901)	(18,754)	—	(267,413)
Less: Net loss attributable to noncontrolling interests	—	—	(2,465)	—	(2,465)

Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$23,242	$(271,901)	$(16,289)	$—	$(264,948)

Year Ended December 31, 2009
Condensed Consolidating Statement of Cash Flows
Net cash provided by (used in) operating activities	$101,367	$241,677	$(4,798)	$—	$338,246
Net cash used in investing activities	(1,877)	(236,242)	(24,540)	—	(262,659)
Net cash used in financing activities	(95,565)	(2,020)	(11,162)	—	(108,747)

Net increase (decrease) in cash and cash equivalents	3,925	3,415	(40,500)	—	(33,160)
Cash and cash equivalents at beginning of year	2,460	142,104	601,714	—	746,278

Cash and cash equivalents at end of year	$6,385	$145,519	$561,214	$—	$713,118

Senior Secured Credit Facility
At December 31, 2008
Condensed Consolidating Balance Sheet
Total current assets	$40,598	$235,862	$614,787	$15,056	$906,303
Property and equipment, net	17,707	1,781,982	12,442	—	1,812,131
Total other assets	4,351,845	2,351,302	262,923	(4,494,828)	2,471,242

Total assets	$4,410,150	$4,369,146	$890,152	$(4,479,772)	$5,189,676

Total current liabilities	$105,147	$332,812	$17,468	$15,059	$470,486
Total long-term liabilities	2,247,736	3,667,014	97,151	(3,349,984)	2,661,917
Total shareholders' equity	2,057,267	369,320	775,533	(1,144,847)	2,057,273

Total liabilities and shareholders' equity	$4,410,150	$4,369,146	$890,152	$(4,479,772)	$5,189,676

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2008
Condensed Consolidating Statement of Operations
Net revenues	$—	$2,387,358	$35,695	$—	$2,423,053
Total operating expenses	94,925	2,352,864	61,705	—	2,509,494

(Loss) income from operations	(94,925)	34,494	(26,010)	—	(86,441)
Other income (expenses)	239,920	(198,845)	(2,219)	—	38,856

Income (loss) from operations before income taxes	144,995	(164,351)	(28,229)	—	(47,585)
Taxes on income	38,851	66,563	324	—	105,738

Net income (loss)	$106,144	$(230,914)	$(28,553)	$—	$(153,323)

Year Ended December 31, 2008
Condensed Consolidating Statement of Cash Flows
Net cash (used in) provided by operating activities	$(544,759)	$360,012	$605,210	$—	$420,463
Net cash used in investing activities	(2,085)	(388,361)	(1,052)	—	(391,498)
Net cash provided by (used in) financing activities	552,233	(2,292)	(7,000)	—	542,941

Net increase (decrease) in cash and cash equivalents	5,389	(30,641)	597,158	—	571,906
Cash and cash equivalents at beginning of year	(2,929)	172,745	4,556	—	174,372

Cash and cash equivalents at end of year	$2,460	$142,104	$601,714	$—	$746,278

$200 million 6 7/8% Senior Subordinated Notes
At December 31, 2008
Condensed Consolidating Balance Sheet
Total current assets	$40,598	$236,431	$614,218	$15,056	$906,303
Property and equipment, net	17,707	1,794,424	—	—	1,812,131
Total other assets	4,351,845	2,460,021	154,204	(4,494,828)	2,471,242

Total assets	$4,410,150	$4,490,876	$768,422	$(4,479,772)	$5,189,676

Total current liabilities	$105,147	$338,765	$11,515	$15,059	$470,486
Total long-term liabilities	2,247,736	3,681,006	83,159	(3,349,984)	2,661,917
Total shareholders' equity	2,057,267	471,105	673,748	(1,144,847)	2,057,273

Total liabilities and shareholders' equity	$4,410,150	$4,490,876	$768,422	$(4,479,772)	$5,189,676

Year Ended December 31, 2008
Condensed Consolidating Statement of Operations
Net revenues	$—	$2,406,328	$16,725	$—	$2,423,053
Total operating expenses	94,925	2,376,103	38,466	—	2,509,494

(Loss) income from operations	(94,925)	30,225	(21,741)	—	(86,441)
Other income (expenses)	239,920	(201,134)	70	—	38,856

Income (loss) from operations before income taxes	144,995	(170,909)	(21,671)	—	(47,585)
Taxes on income	38,851	66,102	785	—	105,738

Net income (loss)	$106,144	$(237,011)	$(22,456)	$—	$(153,323)

Year Ended December 31, 2008
Condensed Consolidating Statement of Cash Flows
Net cash (used in) provided by operating activities	$(544,759)	$367,455	$597,767	$—	$420,463
Net cash used in investing activities	(2,085)	(389,413)	—	—	(391,498)
Net cash provided by (used in) financing activities	552,233	(9,292)	—	—	542,941

Net increase (decrease) in cash and cash equivalents	5,389	(31,250)	597,767	—	571,906
Cash and cash equivalents at beginning of year	(2,929)	173,684	3,617	—	174,372

Cash and cash equivalents at end of year	$2,460	$142,434	$601,384	$—	$746,278

21.   Fair Value Measurements

        ASC 820, "Fair Value Measurements and Disclosures," establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy are described below:

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

        The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at December 31, 2009 and 2008 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009 Total
Assets:
Investment in corporate debt securities	Other assets	$4,550	$—	$—	$4,550
Liabilities:
Interest rate swap contracts	Accrued interest	—	43,925	—	43,925

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2008 Total
Assets:
Investment in corporate debt securities	Other assets	$40,190	$—	$—	$40,190
Liabilities:
Interest rate swap contracts	Accrued interest	—	63,185	—	63,185

        The valuation technique used to measure the fair value of the investment in corporate debt securities and interest rate swap contracts was the market approach.

        In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, the Company recorded a pre-tax impairment charge for the replaced Lawrenceburg vessel of $11.9 million ($7.1 million, net of taxes) during the year ended December 31, 2009. In addition, as a result of the anticipated impact of gaming expansion in Ohio, the Company recorded a pre-tax impairment charge of $520.5 million ($368.8 million, net of taxes) during the year ended December 31, 2009, as the Company determined that a portion of the value of goodwill and indefinite-life intangible assets associated with the original purchase of Hollywood Casino Lawrenceburg was impaired.

        The following table sets forth the assets and liabilities measured at fair value on a nonrecurring basis, by input level, in the consolidated balance sheet at December 31, 2009 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009 Total	Total Reduction in Fair Value Recorded at December 31, 2009
Assets:
Goodwill	Goodwill	$—	$—	$1,379,961	$1,379,961	$(213,260)
Indefinite-life intangible assets	Other intangible assets	—	—	368,886	368,886	(307,228)
Long-lived assets	Other assets	—	6,750	—	6,750	(11,889)

						$(532,377)

        The valuation technique used to measure the fair value of goodwill, indefinite-life intangible assets and long-lived assets was the market approach. See Note 4 to the Consolidated Financial Statements for a description of the inputs and the information used to develop the inputs in calculating the fair value measurements of goodwill, indefinite-life intangible assets and long-lived assets.

22.   Empress Casino Hotel Fire

        On March 20, 2009, the Company's Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and the Company began construction of a new land-based pavilion.

        The Company carries a builders' risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders' risk insurance policy includes a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, the Company carries comprehensive business interruption and property damage insurance for the operational components of the Empress Casino Hotel with an overall limit of $228 million. The operational insurance policy includes a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire.

        During the year ended December 31, 2009, the Company recorded a $6.1 million pre-tax loss for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under the Company's insurance policies.

        The $33.5 million insurance receivable recorded at December 31, 2009 was limited to the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred during the year ended December 31, 2009 as a result of the fire at Empress Casino Hotel that are expected to be recovered via the insurance claim. During the year ended December 31, 2009, the Company received $20.6 million in insurance proceeds related to the fire at Empress Casino Hotel.

23.   Discontinued Operations—Sale of The Downs Racing, Inc. and Subsidiaries

        On October 15, 2004, the Company announced the sale of The Downs Racing, Inc. and its subsidiaries to the MTGA. Under the terms of the agreement, the MTGA acquired The Downs Racing, Inc. and its subsidiaries, including Pocono Downs (a standardbred horse racing facility located on 400 acres in Wilkes-Barre, Pennsylvania) and five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazelton and the Lehigh Valley (Allentown). The sale agreement also provided the

MTGA with certain post-closing termination rights in the event of certain materially adverse legislative or regulatory events. In January 2005, the Company received $280 million from the MTGA, and transferred the operations of The Downs Racing, Inc. and its subsidiaries to the MTGA. The sale was not considered final for accounting purposes until the third quarter of 2006, as the MTGA had certain post-closing termination rights that remained outstanding. On August 7, 2006, the Company entered into the Amendment and Release with the MTGA pertaining to the Purchase Agreement, and agreed to pay the MTGA an aggregate of $30 million over five years, beginning on the first anniversary of the commencement of slot operations at Mohegan Sun at Pocono Downs, in exchange for the MTGA's agreement to release various claims it raised against the Company under the Purchase Agreement and the MTGA's surrender of all post-closing termination rights it might have had under the Purchase Agreement. The Company recorded the present value of the $30 million liability within debt, as the amount due to the MTGA was payable over five years. In March 2009, the Company entered into the Third Amendment to the Purchase Agreement, in which the remaining payments due under the Purchase Agreement were accelerated and reduced. Under the Third Amendment to the Purchase Agreement, in exchange for the accelerated payment, which was paid to the MTGA in March 2009, all remaining obligations under the Purchase Agreement were deemed to be satisfied and, as a result, the Company recorded a $1.3 million gain during the year ended December 31, 2009, which is included in other income within the consolidated statements of operations.

24.   Subsequent Events

        The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Penn National Gaming, Inc. and subsidiaries

        We have audited Penn National Gaming, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penn National Gaming, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Penn National Gaming, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Philadelphia, Pennsylvania February 26, 2010

ITEM 9B. OTHER INFORMATION

        None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2010 Annual Meeting of Shareholders (the "2010 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information called for in this item is hereby incorporated by reference to the 2010 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information called for in this item is hereby incorporated by reference to the 2010 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information called for in this item is hereby incorporated by reference to the 2010 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for in this item is hereby incorporated by reference to the 2010 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

Dated: February 26, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010
/s/ WILLIAM J. CLIFFORD William J. Clifford	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	February 26, 2010
/s/ DESIREE A. BURKE Desiree A. Burke	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010
/s/ HAROLD CRAMER Harold Cramer	Director	February 26, 2010
/s/ WESLEY R. EDENS Wesley R. Edens	Director	February 26, 2010
/s/ DAVID A. HANDLER David A. Handler	Director	February 26, 2010
/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	February 26, 2010
/s/ ROBERT P. LEVY Robert P. Levy	Director	February 26, 2010
/s/ BARBARA Z. SHATTUCK Barbara Z. Shattuck	Director	February 26, 2010

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of August 7, 2002, by and among Hollywood Casino Corporation, Penn National Gaming, Inc. and P Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, dated August 7, 2002).
2.2	Purchase Agreement by and among PNGI Pocono Corp., PNGI, LLC, and the Mohegan Tribal Gaming Authority, dated October 14, 2004. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, filed October 20, 2004).
2.2(a)	Amendment No. 1 to Purchase Agreement, dated as of January 7, 2005, by and among PNGI Pocono Corp., PNGI, LLC, and The Mohegan Tribal Gaming Authority. (Incorporated by reference to Exhibit 2.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006).
2.2(b)	Second Amendment to Purchase Agreement and Release of Claims, dated as of August 7, 2006, between PNGI Pocono Inc. and The Mohegan Tribal Gaming Authority, and joined in by Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006).
2.2(c)	Third Amendment to Purchase Agreement and Release of Claims, dated as of March 10, 2009, between PNGI Pocono Corp., PNGI, LLC and The Mohegan Tribal Gaming Authority (Incorporated by reference to Exhibit 2.2(c) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2009).
2.3	Agreement and Plan of Merger, dated as of November 3, 2004, among Penn National Gaming, Inc., Argosy Gaming Company and Thoroughbred Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, filed November 5, 2004).
2.4	Agreement to Execute Securities Purchase Agreement, dated June 20, 2005, among Penn National Gaming, Inc., CP Baton Rouge Casino, L.L.C. and Columbia Sussex Corporation. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed June 22, 2005).
2.4(a)	Letter agreement, dated October 3, 2005, among Penn National Gaming, Inc., CP Baton Rouge Casino, L.L.C., Columbia Sussex Corporation and Wimar Tahoe Corporation amending Agreement to Execute Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K, filed October 4, 2005).
2.5	Securities Purchase Agreement, dated October 3, 2005, among Argosy Gaming Company, Wimar Tahoe Corporation and CP Baton Rouge Casino, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed October 4, 2005).
2.6	Asset Purchase Agreement, dated as of November 7, 2006, by and among Zia Partners, LLC, Zia Park, LLC and (solely with respect to Section 2.6 and Articles VI and XII thereof) Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed November 9, 2006).
2.6(a)	First Amendment to Asset Purchase Agreement, dated as of April 13, 2007, by and among Zia Partners, LLC, Zia Park LLC and Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K filed on April 18, 2007).
2.6(b)	Second Amendment to Asset Purchase Agreement, dated as of April 16, 2007, by and among Zia Partners, LLC, Zia Park LLC and Penn National Gaming, Inc. (Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K filed on April 18, 2007).

Exhibit	Description of Exhibit
2.7	Agreement and Plan of Merger, dated as of June 15, 2007, by and among Penn National Gaming, Inc., PNG Acquisition Company Inc. and PNG Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on June 15, 2007).
2.8	Asset Purchase Agreement, dated as of November 16, 2009, by and among Fontainebleau Las Vegas Holdings, LLC, Fontainebleau Las Vegas, LLC, Fontainebleau Las Vegas Capital Corp., Fontainebleau Las Vegas Retail Parent, LLC, Fontainebleau Las Vegas Retail Mezzanine, LLC, Fontainebleau Las Vegas Retail, LLC and Nevada Gaming Ventures, Inc. (Incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed on November 17, 2009)
3.1	Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on November 13, 1996. (Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.3	Statement with respect to shares of Series A Preferred Stock of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on March 16, 1999. (Incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 23, 2001. (Incorporated by reference to Exhibit 3.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on December 28, 2007. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K, filed on January 2, 2008).
3.6	Second Amended and Restated Bylaws of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on November 18, 2008).
3.7	Statement with Respect to Shares of Series B Redeemable Preferred Stock of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 9, 2008. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on July 9, 2008).
4.1	Specimen copy of Common Stock Certificate (Incorporated by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.2	Indenture dated as of December 4, 2003 by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference to Exhibit 4.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
4.3	Form of Penn National Gaming, Inc. 6 7/8% Senior Subordinated Note due 2011. (Included as Exhibit A to Exhibit 4.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
4.4	Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011. (Included as Exhibit F to Exhibit 4.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).

Exhibit	Description of Exhibit
4.5	Indenture dated as of March 9, 2005 by and among Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed March 15, 2005).
4.5(a)	First Supplemental Indenture dated as of July 5, 2005 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 10.37 to the Company's registration statement on Form S-4, filed July 7, 2005 (File #333-125274)).
4.6	Form of Penn National Gaming, Inc. 6 3/4% Senior Subordinated Note due 2015. (Included as Exhibit A to Exhibit 4.6).
4.7	Specimen copy of Series B Redeemable Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
4.8	Investor Rights Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed on July 9, 2008).
4.9	Indenture, dated as of August 14, 2009, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 8 3/4% Senior Subordinated Notes due 2019 (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on August 14, 2009).
9.1	Form of Trust Agreement of Peter D. Carlino, Peter M. Carlino, Richard J. Carlino, David E. Carlino, Susan F. Harrington, Anne de Lourdes Irwin, Robert M. Carlino, Stephen P. Carlino and Rosina E. Carlino Gilbert. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.1#	Penn National Gaming, Inc. 1994 Stock Option Plan. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.2#	Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to Appendix A of the Company's Proxy Statement dated April 22, 2003 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended).
10.2(a)#	Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.2(b)#	Form of Incentive Stock Option Certificate for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.2(c)#	Form of Restricted Stock Award for the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2(c) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.3#	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and Peter M. Carlino. (Incorporated by reference to Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.4#	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and William Clifford. (Incorporated by reference to Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.5#	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and Jordan B. Savitch. (Incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).

Exhibit	Description of Exhibit
10.6#	Separation Agreement and General Release in the form attached as Exhibit A to the Employment Agreement dated July 31, 2006 between Penn National Gaming, Inc. and Leonard DeAngelo. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on August 2, 2006).
10.7#	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and Robert S. Ippolito. (Incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.8	Form of Change in Control Payment Acknowledgement and Agreement between Penn National Gaming, Inc. and Certain Executive Officers of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.1 the Company's current report on Form 8-K, filed on January 2, 2008).
10.8(a)	Schedule of executive officers entering into Change in Control Payment Acknowledgement and Agreement. (Incorporated by reference to Exhibit 10.8(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007).
10.9	Consulting Agreement dated August 29, 1994, between Penn National Gaming, Inc. and Peter D. Carlino. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994).
10.10	Amended and Restated Lease dated April 5, 2005 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 8, 2005).
10.11	Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.11(a)	Commencement Agreement, dated May 21, 2002, in connection with Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.11(b)	First Lease Amendment, dated December 4, 2002, to Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.12	Lease dated April 5, 2005 between Wyomissing Professional Center, Inc. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on April 8, 2005).
10.13	Lease dated August 22, 2003 between The Corporate Campus at Spring Ridge 1250, L.P. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.14	Agreement dated April 7, 2006 by and between PNGI Charles Town Gaming Limited Liability Company and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL—CIO. (Incorporated by reference to exhibit 10.1 to the Company's current report on Form 8-K, filed on April 24, 2006).
10.15	Agreement dated February 20, 2009 between PNGI Charles Town Gaming Limited Liability Company and Charles Town HBPA, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).

Exhibit	Description of Exhibit
10.16	Credit Agreement, dated October 3, 2005 by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed October 4, 2005).
10.16(a)	Amendment, dated September 18, 2006, to the Credit Agreement by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on September 21, 2006).
10.16(b)	Second Amendment to Credit Agreement, dated as of September 23, 2009, among Penn National Gaming, Inc., certain of its subsidiaries, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Banc of America Securities LLC and RBS Securities Inc., as co-lead arrangers and co-book running managers, Wells Fargo Bank, National Association and Bank of America, N.A., as syndication agents, the lenders party thereto, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and Collateral Agent under the Credit Agreement (as defined therein), and Wachovia Bank National Association, as L/C Lender under the Credit Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on September 25, 2009).
10.17	Ground Lease dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant. (Incorporated by reference to Exhibit 10.4 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.18	Letter Agreement dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant (relating to Ground Lease). (Incorporated by reference to Exhibit 10.5 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.19	Assignment of Lease and Assumption Agreement dated as of May 31, 1994 between SRCT and STP (relating to Ground Lease). (Incorporated by reference to Exhibit 10.7 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.20#	Penn National Gaming, Inc. Nonqualified Stock Option granted to Peter M. Carlino, dated February 6, 2003. (Incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
10.21	Ground Lease, dated March 23, 2007, between Skrmetta MS, LLC as Landlord and BTN, Inc., a wholly-owned subsidiary of Penn National Gaming, Inc., as Tenant. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2007).
10.22	Penn-Argosy Merger Approval Agreement between the Illinois Gaming Board and Penn National Gaming, Inc., effective September 29, 2005. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2005).

Exhibit	Description of Exhibit
10.22(a)	First Amendment to the September 29, 2005 Penn-Argosy Merger Approval Agreement, dated April 25, 2006, between Penn National Gaming, Inc. and the Illinois Gaming Board. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2006).
10.23	Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company, L.P. dated as of April 13, 1994, as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P., dated as of December 28, 1995 (Incorporated by reference to Argosy Gaming Company's annual report on Form 10-K for the fiscal year ended December 31, 1995).
10.23(a)	Second Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated August 20, 1996. (Incorporated by reference to Exhibit 10.23(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.23(b)	Third Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004. (Incorporated by reference to Exhibit 10.2 of Argosy Gaming Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004).
10.24#	Compensatory Arrangements with Certain Executive Officers. (Incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007)
10.25#	Penn National Gaming, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006).
10.26#	Description of Penn National Gaming, Inc. Annual Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 12, 2007).
10.27#	Employment Agreement by and between Penn National Gaming, Inc. and Tim Wilmott dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on January 7, 2009).
10.28	Stock Purchase Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 9, 2008).
10.29	Termination and Settlement Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., PNG Acquisition Company Inc., PNG Merger Sub Inc., PNG Holdings LLC, FIG PNG Holdings LLC, Fortress Investment Fund V (Fund A) L.P., Fortress Investment Fund V (Fund D) L.P., Fortress Investment Fund V (Fund E) L.P., Fortress Investment Fund V (Fund B) L.P., Fortress Investment Fund V (Fund C) L.P., Fortress Investment Fund V (Fund F) L.P., CB PNG Holdings LLC, Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P., Centerbridge Capital Partners SBS, L.P., DB Investment Partners, Inc., Wachovia Investment Holdings, LLC, Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Wachovia Capital Markets, LLC, Wachovia Bank, National Association and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on July 9, 2008).
10.30#	Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.32 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).

Exhibit	Description of Exhibit
10.31	Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.33 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.32*	Form of Restricted Stock Award for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan.
10.33#	Employment Agreement by and between Penn National Gaming, Inc. and John Finamore dated December 31, 2008. (Incorporated by reference to Exhibit 10.35 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.34	Registration Rights Agreement, dated as of August 14, 2009, among Penn National Gaming, Inc. and Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Banc of America Securities LLC and RBS Securities Inc., each for itself and on behalf of each of the other initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on August 14, 2009).
10.35	Debtor-In-Possession Credit Agreement, dated as of November 16, 2009, among Fontainebleau Las Vegas Holdings, LLC, Fontainebleau Las Vegas, LLC, Fontainebleau Las Vegas Capital Corp., the Lenders party thereto and Nevada Gaming Ventures, Inc. (Incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K/A, filed on November 18, 2009)
14.1	Penn National Gaming, Inc. Code of Business Conduct. (Incorporated by reference to Exhibit 14.1 to the Company's current report on Form 8-K, filed on April 24, 2006).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Regulation.

#
Compensation plans and arrangements for executives and others.

*
Filed herewith.