Form 10-Q
period 2010-03-31
PENN NATIONAL GAMING INC
filed 2010-05-07
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of May 3, 2010
Common Stock, par value $.01 per share	79,361,906 (includes 592,800 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in the jurisdictions in which we do business (such as a smoking ban at any of our facilities) or in jurisdictions where we seek to do business; the activities of our competitors and the emergence of new competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; delays or changes to, or cancellations of, planned capital projects at our gaming and pari-mutuel facilities or an inability to achieve the expected returns from such projects; construction factors, including delays, unexpected remediation costs, local opposition and increased cost of labor and materials; the ability to recover proceeds on significant insurance claims; our ability to identify attractive acquisition and development opportunities and to agree to terms with partners for such transactions; the costs and risks involved in the pursuit of such opportunities, and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; the availability and cost of financing; the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; the outcome of pending legal proceedings; the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; changes in accounting standards; third-party relations and approvals; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the SEC.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$642,507	$713,118
Receivables, net of allowance for doubtful accounts of $3,594 and $3,548 at March 31, 2010 and December 31, 2009, respectively	37,846	46,672
Insurance receivable	13,654	33,494
Prepaid expenses and other current assets	105,586	121,545
Deferred income taxes	20,375	23,619
Total current assets	819,968	938,448
Property and equipment, net	1,909,192	1,837,504
Other assets
Investment in and advances to unconsolidated affiliates	38,503	26,305
Goodwill	1,378,623	1,379,961
Other intangible assets	375,294	376,954
Deferred financing fees, net of accumulated amortization of $43,125 and $39,703 at March 31, 2010 and December 31, 2009, respectively	37,507	40,889
Other assets	96,661	112,555
Total other assets	1,926,588	1,936,664
Total assets	$4,655,748	$4,712,616

Liabilities
Current liabilities
Current maturities of long-term debt	$74,640	$86,071
Accounts payable	23,230	19,850
Accrued expenses	83,533	110,108
Accrued interest	47,080	61,786
Accrued salaries and wages	51,188	65,608
Gaming, pari-mutuel, property, and other taxes	39,734	38,943
Insurance financing	2,537	6,752
Other current liabilities	42,184	41,138
Total current liabilities	364,126	430,256

Long-term liabilities
Long-term debt, net of current maturities	2,228,188	2,248,706
Deferred income taxes	132,141	127,107
Noncurrent tax liabilities	36,695	46,702
Other noncurrent liabilities	8,369	7,769
Total long-term liabilities	2,405,393	2,430,284

Shareholders’ equity
Penn National Gaming, Inc. and subsidiaries shareholders’ equity:
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,275 and 12,500 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 79,202,810 and 78,972,256 shares issued at March 31, 2010 and December 31, 2009, respectively)	787	786
Additional paid-in capital	1,476,153	1,480,476
Retained earnings	433,571	397,407
Accumulated other comprehensive loss	(23,708)	(26,028)
Total Penn National Gaming, Inc. and subsidiaries shareholders’ equity	1,886,803	1,852,641
Noncontrolling interests	(574)	(565)
Total shareholders’ equity	1,886,229	1,852,076
Total liabilities and shareholders’ equity	$4,655,748	$4,712,616

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues
Gaming	$543,373	$559,903
Management service fee	3,194	3,033
Food, beverage and other	80,432	84,622
Gross revenues	626,999	647,558
Less promotional allowances	(34,676)	(35,332)
Net revenues	592,323	612,226

Operating expenses
Gaming	290,861	297,562
Food, beverage and other	63,220	64,529
General and administrative	94,516	99,470
Impairment loss for replaced Lawrenceburg vessel	136	—
Empress Casino Hotel fire	59	5,400
Depreciation and amortization	51,180	44,430
Total operating expenses	499,972	511,391
Income from operations	92,351	100,835

Other income (expenses)
Interest expense	(34,292)	(31,238)
Interest income	730	3,091
Loss from unconsolidated affiliates	(1,412)	(303)
Other	(1,321)	2,092
Total other expenses	(36,295)	(26,358)

Income from operations before income taxes	56,056	74,477
Taxes on income	19,901	33,816
Net income including noncontrolling interests	36,155	40,661
Less: Net loss attributable to noncontrolling interests	(9)	—
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$36,164	$40,661

Earnings per common share attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Basic earnings per common share	$0.37	$0.42
Diluted earnings per common share	$0.34	$0.38

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Penn National Gaming, Inc. shareholders
	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity	Income (Loss)
Balance, December 31, 2008	12,500	$—	78,148,488	$782	$1,442,829	$662,355	$(48,693)	$—	$2,057,273
Stock option activity, including tax benefit of $327	—	—	82,892	—	9,496	—	—	—	9,496	$—
Restricted stock	—	—	93,500	—	496	—	—	—	496	—
Change in fair value of interest rate swap contracts, net of income taxes of $1,339	—	—	—	—	—	—	2,380	—	2,380	2,380
Change in fair value of corporate debt securities	—	—	—	—	—	—	1,564	—	1,564	1,564
Foreign currency translation adjustment	—	—	—	—	—	—	(223)	—	(223)	(223)
Net income	—	—	—	—	—	40,661	—	—	40,661	40,661
Balance, March 31, 2009	12,500	$—	78,324,880	$782	$1,452,821	$703,016	$(44,972)	$—	$2,111,647	$44,382

Balance, December 31, 2009	12,500	$—	78,972,256	$786	$1,480,476	$397,407	$(26,028)	$(565)	$1,852,076
Repurchase of preferred stock	(225)	—	—	—	(11,200)	—	—	—	(11,200)	$—
Stock option activity, including tax expense of $660	—	—	65,444	1	4,881	—	—	—	4,882	—
Restricted stock	—	—	165,110	—	1,996	—	—	—	1,996	—
Change in fair value of interest rate swap contracts, net of income taxes of $1,369	—	—	—	—	—	—	1,987	—	1,987	1,987
Change in fair value of corporate debt securities	—	—	—	—	—	—	(8)	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	341	—	341	341
Net income (loss)	—	—	—	—	—	36,164	—	(9)	36,155	36,155
Balance, March 31, 2010	12,275	$—	79,202,810	$787	$1,476,153	$433,571	$(23,708)	$(574)	$1,886,229	$38,475

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Three Months Ended March 31,	2010	2009
Operating activities
Net income including noncontrolling interests	$36,155	$40,661
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	51,180	44,430
Amortization of items charged to interest expense	3,422	2,975
Amortization of items charged to interest income	(113)	(874)
Loss on sale of fixed assets	64	12
Loss from unconsolidated affiliates	1,412	303
Empress Casino Hotel fire	59	4,318
Gain on accelerated payment of other long-term obligations	—	(1,305)
Deferred income taxes	4,782	982
Charge for stock compensation	6,384	8,485
Impairment loss for replaced Lawrenceburg vessel	136	—
Decrease, net of businesses acquired
Accounts receivable	6,654	3,828
Insurance receivable	15,019	—
Prepaid expenses and other current assets	16,636	13,714
Other assets	9,590	4,275
Increase (decrease), net of businesses acquired
Accounts payable	1,476	(3,409)
Accrued expenses	(26,167)	(26,711)
Accrued interest	(11,350)	(1,818)
Accrued salaries and wages	(14,420)	(1,454)
Gaming, pari-mutuel, property and other taxes	791	(24)
Income taxes	—	14,718
Other current and noncurrent liabilities	1,646	(611)
Other noncurrent tax liabilities	(9,620)	1,618
Net cash provided by operating activities	93,736	104,113
Investing activities
Expenditures for property and equipment	(120,385)	(63,575)
Proceeds from sale of property and equipment	1,103	1,212
Proceeds from Empress Casino Hotel fire	4,821	—
Investment in Kansas Entertainment	(13,550)	—
Decrease in cash in escrow	10,982	—
Net cash used in investing activities	(117,029)	(62,363)
Financing activities
Proceeds from exercise of options	746	776
Repurchase of preferred stock	(11,200)	—
Proceeds from issuance of long-term debt	33,925	25,919
Principal payments on long-term debt	(65,874)	(70,744)
Payments on insurance financing	(4,215)	(6,070)
Increase in deferred financing fees	(40)	—
Tax impact from stock options exercised	(660)	327
Net cash used in financing activities	(47,318)	(49,792)
Net decrease in cash and cash equivalents	(70,611)	(8,042)
Cash and cash equivalents at beginning of year	713,118	746,278
Cash and cash equivalents at end of period	$642,507	$738,236

Supplemental disclosure
Interest expense paid	$43,234	$32,943
Income taxes paid	$7,271	$445

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Revenues are recognized net of certain sales incentives in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605-50, “Revenue Recognition—Customer Payments and Incentives” (“ASC 605-50”). The consensus in ASC 605-50 requires that sales incentives and points earned in point-loyalty programs be recorded as a reduction of revenue. The Company recognizes incentives related to gaming play and points earned in point-loyalty programs as a direct reduction of gaming revenue.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Rooms	$5,970	$5,324
Food and beverage	26,104	27,285
Other	2,602	2,723
Total promotional allowances	$34,676	$35,332

The estimated cost of providing such complimentary services for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Rooms	$2,284	$2,207
Food and beverage	19,194	18,573
Other	1,729	1,504
Total cost of complimentary services	$23,207	$22,284

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

In the fourth quarter of 2008, the Company issued 12,500 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method. During the three months ended March 31, 2010, the Company repurchased 225 shares of Preferred Stock for $11.2 million.

The following table sets forth the allocation of net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries for the three months ended March 31, 2010 and 2009 under the two-class method:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$36,164	$40,661
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to preferred stock	6,931	7,864
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$29,233	$32,797

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	78,563	77,813
Assumed conversion of dilutive stock options	741	943
Assumed conversion of preferred stock	27,733	27,778
Diluted weighted-average common shares outstanding	107,037	106,534

Reflecting the issuance of the Preferred Stock and the repurchase of 225 shares of Preferred Stock during the three months ended March 31, 2010, the Company is required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the price of the Company’s Common Stock is less than $45, the diluted weighted-average common shares outstanding is increased by 27,277,778 shares (regardless of how much the stock price is below $45); 2) when the price of the Company’s Common Stock is between $45 and $67, the diluted weighted-average common shares outstanding is increased by an amount which can be calculated by dividing $1.23 billion (face value) by the current price per share of the Company’s Common Stock, which will result in an increase in the diluted weighted-average common shares outstanding of between 18,320,896 shares and 27,277,778 shares; and 3) when the price of the Company’s Common Stock is above $67, the diluted weighted-average common shares outstanding is increased by 18,320,896 shares (regardless of how much the stock price exceeds $67).

Options to purchase 10,167,592 shares and 8,759,082 shares were outstanding during the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because they are antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Calculation of basic EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$29,233	$32,797
Weighted-average common shares outstanding	78,563	77,813
Basic EPS	$0.37	$0.42

Calculation of diluted EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$36,164	$40,661
Diluted weighted-average common shares outstanding	107,037	106,534
Diluted EPS	$0.34	$0.38

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a remaining term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.32 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at March 31, 2010 and 2009:

Three Months Ended March 31,	2010	2009

Risk-free interest rate	2.80%	1.61%
Expected volatility	49.68%	45.56%
Dividend yield	—	—
Weighted-average expected life (years)	5.32	5.36
Forfeiture rate	5.00%	4.00%

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

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at March 31, 2010.

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

Under cash flow hedge accounting, derivatives are included in the consolidated balance sheets as assets or liabilities at fair value. The interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at March 31, 2010 and December 31, 2009.

During the three months ended March 31, 2010, the Company had certain derivative instruments that were not designated to qualify for hedge accounting. The periodic change in the mark-to-market of these derivative instruments is recorded in current period earnings.

Credit risk relating to derivative counterparties is mitigated by using multiple, highly-rated counterparties, and the credit quality of each is monitored on an ongoing basis.

3.  New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. However, the guidance is expected to only affect the accounting for base jackpots, as the guidance uses the same principle that is currently applied by the Company to the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company is currently determining the impact of this guidance on its consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events. The amended guidance removes the requirement for U.S. Securities and Exchange Commission filers to disclose the date through which subsequent events have been evaluated. The amended guidance is effective upon issuance, except for the use of the issued date for conduit debt obligors. The Company adopted the amended guidance upon issuance, as required. The adoption of the amended guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance provides amendments to require new disclosures regarding transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and activity in Level 3, and to clarify existing disclosures regarding the level of disaggregation, inputs and valuation techniques. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the guidance, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, as of January 1, 2010, as required. The January 1, 2010 adoption did not have a material impact on the Company’s consolidated financial statements. The Company is currently determining the impact of the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on its consolidated financial statements.

In June 2009, the FASB issued amended guidance for variable interest entities. The objective of the amended guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted the amended guidance as of January 1, 2010, as required. The amended guidance did not have a material impact on the Company’s consolidated financial statements. In February 2010, the FASB deferred the effective date of the amendments in this guidance for a reporting entity’s interest in certain entities. The deferral did not have an impact on the Company’s consolidated financial statements.

4.  Investment In and Advances to Unconsolidated Affiliates

Investment in and advances to unconsolidated affiliates that are 50% owned, which primarily include the Company’s investments in Kansas Entertainment, LLC (“Kansas Entertainment”) and Freehold Raceway, are accounted for under the equity method.

In December 2009, Kansas Entertainment was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a facility in the North East Gaming Zone in Wyandotte County, Kansas, and in February 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of a Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway.

The Company’s investment in Kansas Entertainment consists of the Company’s portion of the privilege fee paid to the Kansas Lottery Commission in conjunction with its application, its portion of capital expenditures spent to develop the proposed facility, and its share of Kansas Entertainment’s losses. The Company’s share of losses in Kansas Entertainment was $1.1 million for the three months ended March 31, 2010, which is also included in loss from unconsolidated affiliates within the consolidated statement of income.

The Company determined that Kansas Entertainment qualified as a variable interest entity at March 31, 2010. The Company did not consolidate its investment in Kansas Entertainment at, and for the three months ended March 31, 2010, as the Company determined that it did not qualify as the primary beneficiary of Kansas Entertainment at, and for the three months ended March 31, 2010, primarily as it did not have the ability to direct the activities of Kansas Entertainment that most significantly impacted Kansas Entertainment’s economic performance without the input of its partner in Kansas Entertainment, International Speedway Corporation (“International Speedway”). In addition, the Company determined that International Speedway had substantive participating rights in Kansas Entertainment at, and for the three months ended March 31, 2010.

The $410 million facility, inclusive of licensing fees, is expected to feature a 100,000 square foot casino with capacity for 2,300 slot machines, 61 table games and 25 poker tables, a 1,500 parking structure, as well as a variety of dining and entertainment amenities. The Company, along with International Speedway, will share equally the cost of developing and constructing the proposed facility, and intend to jointly seek third party financing for the project. The Company estimates that its share of the project will be approximately $155 million.

5.  Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)

Land and improvements	$306,965	$239,933
Building and improvements	1,435,540	1,433,611
Furniture, fixtures, and equipment	868,251	849,071
Leasehold improvements	17,215	17,204
Construction in progress	78,139	47,299
Total property and equipment	2,706,110	2,587,118
Less accumulated depreciation	(796,918)	(749,614)
Property and equipment, net	$1,909,192	$1,837,504

Depreciation expense, for property and equipment, totaled $49.5 million and $42.7 million for the three months ended March 31, 2010 and 2009, respectively. Interest capitalized in connection with major construction projects was $1.1 million and $2.9 million for the three months ended March 31, 2010 and 2009, respectively.

6.  Goodwill and Other Intangible Assets

A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at December 31, 2009:
Goodwill	$2,024,963
Accumulated goodwill impairment losses	(645,002)
Goodwill, net	$1,379,961
Goodwill acquired during the year	—
Goodwill impairment losses	—
Other	(1,338)
Balance at March 31, 2010:
Goodwill	$2,023,625
Accumulated goodwill impairment losses	(645,002)
Goodwill, net	$1,378,623

The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of intangible asset at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-life intangible assets	$368,886	$—	$368,886	$368,886	$—	$368,886
Other intangible assets	49,396	42,988	6,408	49,396	41,328	8,068
Total	$418,282	$42,988	$375,294	$418,282	$41,328	$376,954

The Company’s intangible asset amortization expense was $1.7 million for each of the three months ended March 31, 2010 and 2009.

The following table presents expected intangible asset amortization expense based on existing intangible assets at March 31, 2010 (in thousands):

2010 (9 months)	$4,113
2011	2,096
2012	199
Total	$6,408

7.  Investment in Corporate Securities

During the year ended December 31, 2008, the Company made a $47.3 million investment in the corporate debt securities of other gaming companies. During the year ended December 31, 2009, the Company sold $42.2 million of this investment. The remaining investment, which the Company is treating as available-for-sale securities, is included in other assets within the consolidated balance sheets at March 31, 2010 and December 31, 2009.

During the three months ended March 31, 2010 and 2009, the Company recorded an $8,000 unrealized loss and an $1.6 million unrealized gain, respectively, in OCI for this investment.  The change in the fair value also reflects the original issue discount amortization, which was $0.1 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.

The following is a schedule of the contractual maturities of the Company’s investment in corporate securities at March 31, 2010 (in thousands):

Within one year	$—
1-3 years	4,655
Total	$4,655

8.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)

Senior secured credit facility	$1,723,673	$1,755,602
$250 million 6 ¾% senior subordinated notes	250,000	250,000
$325 million 8 ¾% senior subordinated notes	325,000	325,000
Capital leases	4,155	4,175
	2,302,828	2,334,777
Less current maturities of long-term debt	(74,640)	(86,071)
	$2,228,188	$2,248,706

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2010 (in thousands):

Within one year	$74,640
1-3 years	1,651,288
3-5 years	250,175
Over 5 years	326,725
Total minimum payments	$2,302,828

At March 31, 2010, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $26.5 million.

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

As of March 31, 2010, $205.6 million was drawn under the revolving credit facility and $1,518.1 million was outstanding under the Term Loan B Facility, for a total of $1,723.7 million. During the year ended December 31, 2009, all of the outstanding borrowings under the Term Loan A Facility were repaid.

Interest Rate Swap Contracts

In accordance with the terms of its senior secured credit facility, the Company was required to enter into fixed-rate debt or interest rate swap agreements in an amount equal to 50% of the Company’s consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the senior secured credit facility.

The effect of derivative instruments on the consolidated statement of income for the three months ended March 31, 2010 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$(7,386)	Interest expense	$(6,496)	None	$—
Total	$(7,386)		$(6,496)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$(34)
Total		$(34)

The effect of derivative instruments on the consolidated statement of income for the three months ended March 31, 2009 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$2,380	Interest expense	$(9,516)	None	$—
Total	$2,380		$(9,516)		$—

In addition, during the three months ended March 31, 2010, the Company amortized $4.2 million in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, “Derivatives and Hedging.”

In the coming twelve months, the Company anticipates that approximately a $33.1 million loss will be reclassified from OCI to earnings, as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable funding being hedged.

The following table sets forth the fair value of the interest rate swap contract liabilities included in accrued interest within the consolidated balance sheets at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	(in thousands)
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued interest	$24,342	Accrued interest	$23,485

Total derivatives designated as hedging instruments		$24,342		$23,485

Derivatives not designated as hedging instruments
Interest rate swap contracts	Accrued interest	$16,257	Accrued interest	$20,440

Total derivatives not designated as hedging instruments		$16,257		$20,440

Total derivatives		$40,599		$43,925

Covenants

The Company’s senior secured credit facility, $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility,

$325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes restrict, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

At March 31, 2010, the Company was in compliance with all required financial covenants.

9.  Income Taxes

A reconciliation of the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2010	$46,702
Additions based on current year tax positions	350
Additions based on prior year tax positions	1,541
Decreases due to settlements and/or reduction in liabilities	(13,534)
Currency translation adjustments	1,636
Balance at March 31, 2010	$36,695

The decrease in the Company’s liability for unrecognized tax benefits during the three months ended March 31, 2010 was primarily due to the Commonwealth of Pennsylvania officially closing its tax litigation case against one of the Company’s direct subsidiaries.  Based upon the executed “Stipulation of Judgment” that was submitted in the Commonwealth Court of Pennsylvania, the Company no longer views this matter as an uncertain tax position, as defined under ASC 740, “Income Taxes.” Therefore the Company reversed previously-recorded tax reserves of $6.3 million and interest accruals of $1.8 million. On March 26, 2010, the Company received from Ontario’s Ministry of Revenue Notices of Reassessment (“Notice”) for the taxation years covered under the Component Authority settlement.  In accordance with the terms of the Notice, the Company paid CND$4.9 million.

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

In conjunction with the Company’s acquisition of Argosy Gaming Company (“Argosy”) in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated in 1997 related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the

Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost profits that the plaintiff contended it could have earned if the gaming license had been issued to the plaintiff. On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys’ fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys’ fees, costs and interest. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights. The Company established an appropriate reserve and bonded the judgment pending its appeal. Both the plaintiff and the Company appealed the judgment to the First Circuit Court of Appeals in Louisiana. On August 31, 2009, the appellate court reversed the trial court’s decision and dismissed the case against Argosy in its entirety. Capitol House requested that the Louisiana Supreme Court take its appeal of the dismissal and that request was denied on February 12, 2010. The dismissal becomes final in 90 days (second quarter of 2010), unless Capitol House requests the U.S. Supreme Court to hear the case and the U.S. Supreme Court agrees to hear it.

The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin (collectively, the “Four Casinos”), and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the Four Casinos filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs’ request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case. On June 10, 2009, the Four Casinos filed a petition with the Court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption. On August 17, 2009, the Court dismissed the Four Casinos’ petition to reopen the case, and the Four Casinos have decided not to pursue an appeal of the dismissal. The monies paid into the protest fund have been transferred by the State of Illinois to the racetracks. However, the racetracks have been temporarily restrained from disbursing any funds pursuant to an order of the Seventh Circuit Court of Appeals.

On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the Four Casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the Four Casinos filed suit in the Court, asking it to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 was being paid into a protest fund where it accrued interest. The defendants filed a motion to dismiss, which was granted on August 17, 2009. The Four Casinos appealed the dismissal and filed motions to keep the funds in the protest fund while the appeal is being litigated. These motions were denied and the funds have been released to the racetracks. However, currently these funds are also subject to the order issued by the Seventh Circuit Court of Appeals described above.

On June 12, 2009, the Four Casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund, racetrack owner John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c),(d) (“RICO”), based on an illegal scheme to secure the enactment of the 3% tax surcharge legislation in exchange for the payment of money by Johnston and entities controlled by him. The Four Casinos also seek to impose a constructive trust over all funds paid under the tax surcharge, and therefore all of the Illinois racetracks are named as parties to the lawsuit. The defendants in the RICO case filed motions to dismiss. On December 7, 2009, the district court denied the motions to dismiss the RICO count, but it granted the motion to dismiss the constructive trust count, stating that it did not have jurisdiction in this case to impose the constructive trust. The Four Casinos have appealed this dismissal to the Seventh Circuit Court of Appeals. The appellate court has ordered that any monies disbursed to the tracks be maintained until the appeal has been decided.

On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company’s Common Stock between March 20, 2008 and

July 2, 2008. The lawsuit alleges that the Company’s disclosure practices relative to the proposed transaction with Fortress Investment Group LLC (“Fortress”) and Centerbridge Partners, L.P. (“Centerbridge”) and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint was amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and the court granted the motion and dismissed the complaint with prejudice. The plaintiffs filed a motion for reconsideration, which was denied on October 21, 2009. The plaintiffs have appealed the decision to the Fourth Circuit Court of Appeals and the parties have fully briefed the appeal.

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

On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC (“HV”) in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the “Contract”) that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG’s alleged breach based on a Guaranty Agreement signed by the Company. Both cases were consolidated. The Company filed a motion to dismiss HV’s claims, which was denied on May 6, 2009. Discovery has concluded and dispositive motions were filed by both sides.

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $7.6 million and $8.0 million for the three months ended March 31, 2010 and 2009, respectively.

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

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at March 31, 2010 are as follows (in thousands):

Within one year	$6,970
1-3 years	11,738
3-5 years	7,944
Over 5 years	35,619
Total	$62,271

11.   Shareholders’ Equity

In connection with the termination of the merger agreement between the Company and certain affiliates of Fortress and Centerbridge, the Company agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee and a $1.25 billion, zero coupon, preferred equity investment (the “Investment”). On October 30, 2008, the Company closed the sale of the Investment and issued 12,500 shares of Preferred Stock.

During the three months ended March 31, 2010, the Company repurchased 225 shares of Preferred Stock for $11.2 million.

12.   Noncontrolling Interests

In November 2009, the Company entered into an agreement with Lakes Entertainment, Inc. (“Lakes”), permitting Lakes to invest up to a 10% equity interest in each of the Company’s proposed facilities in Columbus and Toledo, Ohio. During the three months ended March 31, 2010, Lakes made no contribution to the Company towards the proposed facilities, and its portion of the net loss for the proposed facilities was $9,000. During the year ended December 31, 2009, Lakes contributed $1.9 million to the Company towards the proposed facilities, and its portion of the net loss for the proposed facilities was $2.5 million. The noncontrolling interest is included in shareholders’ equity within the consolidated balance sheets at March 31, 2010 and December 31, 2009, stated separately from the Company’s shareholders’ equity.

13.  Subsidiary Guarantors

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

During the year ended December 31, 2008, the Company placed some of the funds received from the issuance of its Preferred Stock into unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds and this resulted in significant independent assets. Condensed consolidating balance sheets at March 31, 2010 and December 31, 2009, and condensed consolidating statements of income and cash flows for the three months ended March 31, 2010 and 2009, for Penn, the subsidiary guarantors of the senior secured credit facility and the subsidiary non-guarantors are presented below.

The Company’s $250 million 6 3/4% senior subordinated notes and $325 million 8 3/4% senior subordinated notes are not guaranteed by the Company’s subsidiaries.

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Senior Secured Credit Facility
At March 31, 2010
Condensed Consolidating Balance Sheet
Total current assets	$63,154	$242,425	$497,107	$17,282	$819,968
Property and equipment, net	24,713	1,771,185	113,294	—	1,909,192
Total other assets	4,106,497	4,640,157	348,419	(7,168,485)	1,926,588
Total assets	$4,194,364	$6,653,767	$958,820	$(7,151,203)	$4,655,748
Total current liabilities	$134,654	$193,275	$18,945	$17,252	$364,126
Total long-term liabilities	2,172,905	3,188,129	81,531	(3,037,172)	2,405,393
Total shareholders’ equity	1,886,805	3,272,363	858,344	(4,131,283)	1,886,229
Total liabilities and shareholders’ equity	$4,194,364	$6,653,767	$958,820	$(7,151,203)	$4,655,748
Three Months Ended March 31, 2010
Condensed Consolidating Statement of Income
Net revenues	$—	$585,378	$6,945	$—	$592,323
Total operating expenses	22,878	470,833	6,261	—	499,972
(Loss) income from operations	(22,878)	114,545	684	—	92,351
Other income (expenses)	11,407	(46,873)	(829)	—	(36,295)
(Loss) income from operations before income taxes	(11,471)	67,672	(145)	—	56,056
Taxes on income	(9,902)	33,627	(3,824)	—	19,901
Net (loss) income including noncontrolling interests	(1,569)	34,045	3,679	—	36,155
Less: Net loss attributable to noncontrolling interests	—	—	(9)	—	(9)
Net (loss) income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$(1,569)	$34,045	$3,688	$—	$36,164
Three Months Ended March 31, 2010
Condensed Consolidating Statement of Cash Flows
Net cash provided by (used in) operating activities	$68,158	$33,155	$(7,577)	$—	$93,736
Net cash used in investing activities	(792)	(36,644)	(79,593)	—	(117,029)
Net cash used in financing activities	(47,299)	(19)	—	—	(47,318)
Net increase (decrease) in cash and cash equivalents	20,067	(3,508)	(87,170)	—	(70,611)
Cash and cash equivalents at beginning of year	6,385	145,519	561,214	—	713,118
Cash and cash equivalents at end of period	$26,452	$142,011	$474,044	$—	$642,507

At December 31, 2009
Condensed Consolidating Balance Sheet
Total current assets	$69,290	$243,073	$586,140	$39,945	$938,448
Property and equipment, net	23,273	1,774,157	40,074	—	1,837,504
Total other assets	4,037,883	5,109,436	248,058	(7,458,713)	1,936,664
Total assets	$4,130,446	$7,126,666	$874,272	$(7,418,768)	$4,712,616
Total current liabilities	$83,294	$285,926	$21,106	$39,930	$430,256
Total long-term liabilities	2,194,508	3,221,642	61,739	(3,047,605)	2,430,284
Total shareholders’ equity	1,852,644	3,619,098	791,427	(4,411,093)	1,852,076
Total liabilities and shareholders’ equity	$4,130,446	$7,126,666	$874,272	$(7,418,768)	$4,712,616
Three Months Ended March 31, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$605,023	$7,203	$—	$612,226
Total operating expenses	22,907	480,942	7,542	—	511,391
(Loss) income from operations	(22,907)	124,081	(339)	—	100,835
Other income (expenses)	19,651	(49,445)	3,436	—	(26,358)
(Loss) income from operations before income taxes	(3,256)	74,636	3,097	—	74,477
Taxes on income	(7,467)	39,458	1,825	—	33,816
Net income including noncontrolling interests	4,211	35,178	1,272	—	40,661
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$4,211	$35,178	$1,272	$—	$40,661
Three Months Ended March 31, 2009
Condensed Consolidating Statement of Cash Flows
Net cash provided by operating activities	$56,013	$38,748	$9,352	$—	$104,113
Net cash used in investing activities	(1,381)	(60,949)	(33)	—	(62,363)
Net cash used in financing activities	(36,382)	(348)	(13,062)	—	(49,792)
Net increase (decrease) in cash and cash equivalents	18,250	(22,549)	(3,743)	—	(8,042)
Cash and cash equivalents at beginning of year	2,460	142,104	601,714	—	746,278
Cash and cash equivalents at end of period	$20,710	$119,555	$597,971	$—	$738,236

14.  Fair Value of Financial Instruments

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

Long-term Debt

The fair value of the Company’s senior secured credit facility approximates its carrying value, as it is variable-rate debt. The fair value of the Company’s senior subordinated notes is estimated based on quoted prices in active markets for identical instruments. The fair value of the Company’s capital leases approximates its carrying value.

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at March 31, 2010. The interest rate swap contracts are measured at fair value on a recurring basis.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$642,507	$642,507	$713,118	$713,118
Investment in corporate debt securities	4,655	4,655	4,550	4,550

Financial liabilities:
Long-term debt
Senior secured credit facility	$1,723,673	$1,723,673	$1,755,602	$1,755,602
Senior subordinated notes	575,000	579,000	575,000	572,375
Capital leases	4,155	4,155	4,175	4,175
Interest rate swap contracts	40,599	40,599	43,925	43,925

See Note 15 to the Consolidated Financial Statements for further information regarding the Company’s assessment of the inputs used to measure the fair value for the investment in corporate debt securities and interest rate swap contracts.

15.  Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures,” establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy are described below:

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

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2010 and December 31, 2009 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2010 Total
Assets:
Investment in corporate debt securities	Other assets	$4,655	$—	$—	$4,655
	.
Liabilities:
Interest rate swap contracts	Accrued interest	—	40,599	—	40,599

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009 Total
Assets:
Investment in corporate debt securities	Other assets	$4,550	$—	$—	$4,550

Liabilities:
Interest rate swap contracts	Accrued interest	—	43,925	—	43,925

The valuation technique used to measure the fair value of the investment in corporate debt securities and interest rate swap contracts was the market approach. See Note 14 for a description of the inputs used in calculating the fair value measurements of investment in corporate debt securities and interest rate swap contracts.

In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, the Company recorded a pre-tax impairment charge for the replaced Lawrenceburg vessel of $0.1 million and $11.9 million during the three months ended March 31, 2010 and the year ended December 31, 2009, respectively. In addition, as a result of the anticipated impact of gaming expansion in Ohio, the Company recorded a pre-tax impairment charge of $520.5 million during the year ended December 31, 2009, as the Company determined that a portion of the value of goodwill and indefinite-life intangible assets associated with the original purchase of Hollywood Casino Lawrenceburg was impaired.

The following tables set forth the assets and liabilities measured at fair value on a nonrecurring basis, by input level, in the consolidated balance sheets at March 31, 2010 and December 31, 2009 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2010 Total	Total Reduction in Fair Value Recorded at March 31, 2010
Assets:
Long-lived assets	Other assets	$—	$6,750	$—	$6,750	$(136)
						$(136)

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009 Total	Total Reduction in Fair Value Recorded at December 31, 2009
Assets:
Goodwill	Goodwill	$—	$—	$1,379,961	$1,379,961	$(213,260)
Indefinite-life intangible assets	Other intangible assets	—	—	368,886	368,886	(307,228)
Long-lived assets	Other assets	—	6,750	—	6,750	(11,889)
						$(532,377)

The valuation technique used to measure the fair value of goodwill, indefinite-life intangible assets and long-lived assets was the market approach. See Note 4 to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the inputs used in calculating the fair value measurements of goodwill, indefinite-life intangible assets and long-lived assets.

16.  Empress Casino Hotel Fire

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

At that time, the Company carried a builders’ risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders’ risk insurance policy included a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, the Company carried comprehensive business interruption and property damage insurance for the operational components of the Empress Casino Hotel with an overall limit of $228 million. The operational insurance policy included a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire.

During the three months ended March 31, 2010 and 2009, the Company recorded a $0.1 million and $5.4 million pre-tax loss, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under the Company’s insurance policies and certain consulting fees.

The $13.7 million and $33.5 million insurance receivable within the consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively, was limited to the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Empress Casino Hotel that are expected to be recovered via the insurance claim. During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company received $20.0 million and $20.6 million, respectively, in insurance proceeds related to the fire at Empress Casino Hotel.

17.  Acquisition

On March 8, 2010, the Company announced that it had entered into a definitive agreement to purchase Beulah Park in Grove City, Ohio from Heartland Jockey Club Ltd. Located on approximately 210 acres just outside Columbus, Ohio, Beulah Park is a thoroughbred racing facility that features live thoroughbred racing from October to May as well as simulcast wagering from a number of nationwide tracks. Beulah Park includes a grandstand, outdoor paddock, a clubhouse lounge and four dining options. The acquisition of Beulah Park is subject to the approval of the Ohio State Racing Commission.

18. Subsequent Events

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since March 31, 2010 that required recognition or disclosure in the consolidated financial statements, except for those disclosed below.

On May 4, 2010, in a statewide election in Ohio, the voters determined that the Company’s casino in Columbus will be located at the site of the former Delphi Automotive plant in Columbus’s West Side. As a result of the election, the Company will initiate the process to sell the parcel of land that it had purchased in Columbus’s Arena District, and will classify that land as an asset held for sale. In addition, the Company will review the fair market value of the parcel of land that it had purchased in Columbus’s Arena District, and will record the parcel of land at its fair market value less costs to sell during the second quarter of 2010. An estimate of any potential charge cannot currently be made.

On May 7, 2010, the Company announced that it had agreed to establish a joint venture with MI Developments, Inc. (“MI Developments”) to own and operate the Maryland Jockey Club. Under the terms of the joint venture, the Company and MI Developments will work collaboratively to strengthen and enhance the racing operations at Laurel Park and Pimlico, to maximize the use and value of the Maryland Jockey Club’s real estate assets and to pursue other opportunities, including the potential for gaming, to maximize the overall value of the business. Pimlico Race Course, opened in 1870, is the country’s second oldest racetrack and is the annual host of the Preakness® Stakes, the second leg in thoroughbred racing’s Triple Crown and the cornerstone event in the facility’s annual eight week spring meet. Pimlico Race Course features a one-mile oval track, a7/8-mile turf course and fixed seating for approximately 15,000 spectators. Laurel Park, the sister track to Pimlico, opened in 1911 and hosts a 3½ month winter meet beginning in January as well as a four month fall meet beginning in September. Laurel Park features a 1 1/8 mile oval track and a one mile turf course with fixed seating for approximately 5,000 spectators. The closing of the transaction is subject to approvals from the Maryland Racing Commission and the satisfaction of certain other customary closing conditions.

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

The vast majority of our revenues is gaming revenue, derived primarily from gaming on slot machines and, to a lesser extent, table games. Other revenues are derived from our management service fee from Casino Rama, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.

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

Executive Summary

Factors affecting our results for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, included the impact of inclement weather, decreases in consumer spending on gaming activities caused by current economic conditions, the continued impact of the opening of the new casino riverboat in late June 2009 at Hollywood Casino Lawrenceburg, the continued growth at Hollywood Casino at Penn National Race Course, decreased general and administrative expense, the fire at Empress Casino Hotel in March 2009, increased depreciation and amortization expense, increased interest expense, foreign currency translation losses, and decreased interest income.

Financial Highlights:

•                  Income from operations decreased by $8.5 million, or 8.4%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the impact of inclement weather, decreases in consumer spending on gaming activities caused by current economic conditions, and increased depreciation and amortization expense, all of which were partially offset by the continued impact of the opening of the new casino riverboat in late June 2009 at Hollywood Casino Lawrenceburg, the continued growth at Hollywood Casino at Penn National Race Course, a decrease in general and administrative expense, and the fire at Empress Casino Hotel in March 2009.

•                  Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries decreased by $4.5 million, or 11.1%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the variances explained above, increases in interest expense and loss from unconsolidated affiliates, and decreases in interest income and income taxes.

Other Developments:

•      On May 7, 2010, we announced that we had agreed to establish a joint venture with MI Developments, Inc. (“MI Developments”) to own and operate the Maryland Jockey Club. Under the terms of the joint venture, we and MI Developments will work collaboratively to strengthen and enhance the racing operations at Laurel Park and Pimlico, to maximize the use and value of the Maryland Jockey Club’s real estate assets and to pursue other opportunities, including the potential for gaming, to maximize the overall value of the business. Pimlico Race Course, opened in 1870, is the country’s second oldest racetrack and is the annual host of the Preakness® Stakes, the second leg in thoroughbred racing’s Triple Crown and the cornerstone event in the facility’s annual eight week spring meet. Pimlico Race Course features a one-mile oval track, a 7/8-mile turf course and fixed seating for approximately 15,000 spectators. Laurel Park, the sister track to Pimlico, opened in 1911 and hosts a 3½ month winter meet beginning in January as well as a four month fall meet beginning in September. Laurel Park features a 1 1/8 mile oval track and a one mile turf course with fixed seating for approximately 5,000 spectators. The closing of the transaction is subject to approvals from the Maryland Racing Commission and the satisfaction of certain other customary closing conditions.

•                  On May 4, 2010, in a statewide election in Ohio, the voters determined that our casino in Columbus will be located at the site of the former Delphi Automotive plant in Columbus’s West Side. As a result of the election, we will initiate the process to sell the parcel of land that we had purchased in Columbus’s Arena District, and will classify that land as an asset held for sale. In addition, we will review the fair market value of the parcel of land that we had purchased in Columbus’s Arena District, and will record the parcel of land at its fair market value less costs to sell during the second quarter of 2010. An estimate of any potential charge cannot currently be made. In February 2010, we completed the purchase of the 123-acre site of the former Delphi Automotive plant in Columbus’s West Side as an alternate location for our planned development of Hollywood Casino Columbus. In January 2010, we purchased the approximately 18-acre location approved as part of the amendment to Ohio’s Constitution in Columbus’s Arena District. However, we agreed to consider alternate sites at the request of public officials and others in the Columbus community. In January 2010, the Ohio Legislature approved the language for a Constitutional amendment changing the designated casino location in Columbus to the Delphi site. Plans are currently being developed for a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees. Hollywood Casino Columbus is expected to feature a 180,000 square foot casino, up to 4,000 slot machines, 100 table games and 25 poker tables, a 4,000 parking space garage, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Columbus is estimated to be completed in the second half of 2012. In December 2009, we announced that we had completed the purchase of a 44-acre site in Toledo, Ohio that was expressly authorized for casino gaming as part of the amendment to Ohio’s Constitution. Plans are also currently being developed for a $300 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees. Hollywood Casino Toledo is expected to feature a 125,000 square foot casino, up to 3,000 slot machines, 80 table games and 20 poker tables, a 2,500 parking space garage, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo is estimated to be completed in the second half of 2012.

•                  In April 2010, we announced that Charles Town Entertainment Complex will be renamed Hollywood Casino at Charles Town Races. The name change will occur in July 2010, as the property transitions to a full casino with the introduction of table games and other new amenities. In December 2009, we announced that we intend to install table games at Charles Town Entertainment Complex following voter approval of table games in the December 5, 2009 special election. Plans currently include the estimated addition of 85 table games and 27 poker tables, a high-end steakhouse/lounge, and a Hollywood on the Roof entertainment lounge. The table games, poker tables and the entertainment lounge are expected to be completed in the third quarter of 2010, and the high-end steakhouse/lounge is expected to be completed in the fourth quarter of 2010.

•                  In March 2010, we repurchased 225 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”) for $11.2 million.

•                  In March 2010, we announced that we had entered into a definitive agreement to purchase Beulah Park in Grove City, Ohio from Heartland Jockey Club Ltd. Located on approximately 210 acres just outside Columbus, Ohio, Beulah Park is a thoroughbred racing facility that features live thoroughbred racing from October to May as well as simulcast wagering from a number of nationwide tracks. Beulah Park includes a grandstand, outdoor paddock, a clubhouse lounge and four dining options. The acquisition of Beulah Park is subject to the approval of the Ohio State Racing Commission.

•                  In February 2010, Kansas Entertainment, LLC (“Kansas Entertainment”) received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of a Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway. Kansas Entertainment will begin construction of the facility in the second quarter of 2010 with a planned opening in early 2012. The $410 million facility, inclusive of licensing fees, is expected to feature a 100,000 square foot casino with capacity for 2,300 slot machines, 61 table games and 25 poker tables, a 1,500 parking structure, as well as a variety of dining and entertainment amenities. We, along with our partner in Kansas Entertainment, International Speedway Corporation (“International Speedway”), will share equally the cost of developing and constructing the proposed facility, and intend to jointly seek third party financing for the project. If such third party financing cannot be obtained on satisfactory terms, we and International Speedway are prepared to finance the project. We estimate that our share of the project will be approximately $155 million.

•                  In January 2010, the Pennsylvania legislature passed legislation permitting table games for gaming licensees. We intend to install table games at Hollywood Casino at Penn National Race Course in two phases. Phase I includes the addition of an estimated 40 table games and 12 poker tables within the existing facility, and is expected to be completed in the third quarter of 2010.

•                  In October 2009, the Maryland Video Lottery Facility Location Commission selected us to develop and manage a video lottery terminal facility in Cecil County, Maryland. Following our selection, we exercised our option and completed the purchase of approximately 36 acres of land located in Perryville, Maryland, and commenced construction of a $97.5 million Hollywood-themed facility, inclusive of licensing fees of $9.0 million. The new facility will feature 75,000 square feet of gaming space, 1,500 video lottery terminals, food and beverage offerings, and parking for over 1,600 vehicles. The facility is expected to open to the public in the fourth quarter of 2010.

•                  On March 20, 2009, Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. At that time, we carried a builders’ risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders’ risk insurance policy included a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, we carried comprehensive business interruption and property damage insurance for the operational components of the Empress Casino Hotel with an overall limit of $228 million. The operational insurance policy included a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire. During the three months ended March 31, 2010 and 2009, we recorded a $0.1 million and $5.4 million pre-tax loss, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under the Company’s insurance policies and certain consulting fees. During the three months ended March 31, 2010 and the year ended December 31, 2009, we received $20.0 million and $20.6 million, respectively, in insurance proceeds related to the fire at Empress Casino Hotel.

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

Long-lived assets

At March 31, 2010, we had a net property and equipment balance of $1,909.2 million within our consolidated balance sheet, representing 41.0% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

At March 31, 2010, we had $1,378.6 million in goodwill and $375.3 million in other intangible assets within our consolidated balance sheet, representing 29.6% and 8.1% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the reporting units to their carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment test is performed to determine the implied value of goodwill for that reporting unit. If the implied value is less than the carrying amount for that reporting unit, an impairment loss is recognized for that reporting unit. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” we consider our gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized. The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. We use a market approach model, which includes the use of EBITDA (earnings before interest, taxes, charges for stock compensation, depreciation and amortization, gain or loss on disposal of assets, and certain other income and expenses, and inclusive of loss from unconsolidated affiliates) multiples, as we believe that EBITDA is a widely-used measure of performance in the gaming industry and as we use EBITDA as the primary measurement of the operating performance of our properties (including the evaluation of operating personnel). In addition, we believe that an EBITDA multiple is the principal basis for the valuation of gaming companies. Changes in the estimated EBITDA multiple or forecasted operations can materially affect these estimates. Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life, including the management service contract for Casino Rama, are amortized on a straight-line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

Income taxes

At March 31, 2010, we had a net deferred tax liability balance of $111.8 million within our consolidated balance sheet. We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2010, we had a liability for unrecognized tax benefits of $36.7 million, which is included in noncurrent tax liabilities within our consolidated balance sheet. We operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

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

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Kansas, Ohio and Maryland) and potential competitive threats to business at our existing properties (such as the potential introduction of commercial casinos in Kansas, Maryland, Ohio, and Kentucky, an additional gaming license in Illinois, and the introduction of tavern licenses in several states). We also face uncertainty regarding anticipated gaming expansion by a potential competitor in Baton Rouge, Louisiana. Legalized gaming from Native American casinos can also have a significant competitive effect.

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

The results of operations for the three months ended March 31, 2010 and 2009 are summarized below:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Revenues:
Gaming	$543,373	$559,903
Management service fee	3,194	3,033
Food, beverage and other	80,432	84,622
Gross revenues	626,999	647,558
Less promotional allowances	(34,676)	(35,332)
Net revenues	592,323	612,226

Operating expenses:
Gaming	290,861	297,562
Food, beverage and other	63,220	64,529
General and administrative	94,516	99,470
Impairment loss for replaced Lawrenceburg vessel	136	—
Empress Casino Hotel fire	59	5,400
Depreciation and amortization	51,180	44,430
Total operating expenses	499,972	511,391
Income from operations	$92,351	$100,835

The results of operations by property for the three months ended March 31, 2010 and 2009 are summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended March 31,	2010	2009	2010	2009
	(in thousands)

Charles Town Entertainment Complex	$103,215	$117,904	$22,081	$27,821
Hollywood Casino Lawrenceburg	111,046	101,501	24,286	26,448
Hollywood Casino at Penn National Race Course	75,610	72,955	6,816	6,626
Hollywood Casino Aurora	43,989	48,754	10,999	13,448
Empress Casino Hotel	36,044	32,869	6,021	(858)
Argosy Casino Riverside	48,719	50,295	14,340	14,526
Hollywood Casino Baton Rouge	30,549	35,089	9,491	12,508
Argosy Casino Alton	18,618	20,599	2,786	3,567
Hollywood Casino Tunica	22,362	24,410	4,979	4,676
Hollywood Casino Bay St. Louis	21,330	25,989	482	2,581
Argosy Casino Sioux City	14,674	13,917	4,425	3,879
Boomtown Biloxi	18,207	19,943	2,188	3,851
Hollywood Slots Hotel and Raceway	16,225	14,365	(407)	(853)
Bullwhackers	4,883	4,852	(600)	(468)
Black Gold Casino at Zia Park	20,626	22,346	6,034	7,117
Casino Rama management service contract	3,194	3,033	2,809	2,734
Raceway Park	1,311	1,489	(238)	(266)
Sanford-Orlando Kennel Club	1,721	1,916	67	156
Unconsolidated affiliates	—	—	—	—
Corporate overhead	—	—	(24,208)	(26,658)
Total	$592,323	$612,226	$92,351	$100,835

Revenues

Revenues for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

Three Months Ended March 31,	2010	2009	Variance	Percentage Variance
Gaming	$543,373	$559,903	$(16,530)	(3.0)%
Management service fee	3,194	3,033	161	5.3%
Food, beverage and other	80,432	84,622	(4,190)	(5.0)%
Gross revenues	626,999	647,558	(20,559)	(3.2)%
Less promotional allowances	(34,676)	(35,332)	656	(1.9)%
Net revenues	$592,323	$612,226	$(19,903)	(3.3)%

Gaming revenue

Gaming revenue decreased by $16.5 million, or 3.0%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to decreases at several of our properties, which were partially offset by increases at Hollywood Casino Lawrenceburg and Hollywood Casino at Penn National Race Course.

Gaming revenue at Charles Town Entertainment Complex decreased by $13.4 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the impact of inclement weather.

Gaming revenue at Hollywood Casino Aurora decreased by $4.6 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions.

Gaming revenue at Hollywood Casino Baton Rouge decreased by $4.5 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions.

Gaming revenue at Hollywood Casino Bay St. Louis decreased by $4.1 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures.

Gaming revenue at Hollywood Casino Lawrenceburg increased by $8.2 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the continued impact of the opening of the new casino riverboat in late June 2009 and additional revenue from the World Poker Tour® event held at Hollywood Casino Lawrenceburg in March 2010.

Gaming revenue at Hollywood Casino at Penn National Race Course increased by $5.5 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the continued growth from a new gaming market.

Food, beverage and other revenue

Food, beverage and other revenue decreased by $4.2 million, or 5.0%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to decreases at Hollywood Casino at Penn National Race Course, Charles Town Entertainment Complex and Hollywood Casino Bay St. Louis.

Food, beverage and other revenue at Hollywood Casino at Penn National Race Course decreased by $1.9 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the impact of inclement weather on its racing operations.

Food, beverage and other revenue at Charles Town Entertainment Complex decreased by $1.4 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the impact of inclement weather.

Food, beverage and other revenue at Hollywood Casino Bay St. Louis decreased by $1.2 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

Three Months Ended March 31,	2010	2009	Variance	Percentage Variance
Gaming	$290,861	$297,562	$(6,701)	(2.3)%
Food, beverage and other	63,220	64,529	(1,309)	(2.0)%
General and administrative	94,516	99,470	(4,954)	(5.0)%
Impairment loss for replaced Lawrenceburg vessel	136	—	136	100.0%
Empress Casino Hotel fire	59	5,400	(5,341)	(98.9)%
Depreciation and amortization	51,180	44,430	6,750	15.2%
Total operating expenses	$499,972	$511,391	$(11,419)	(2.2)%

Gaming expense

Gaming expense decreased by $6.7 million, or 2.3%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to decreases at several of our properties, which were partially offset by increases at Hollywood Casino Lawrenceburg and Hollywood Casino at Penn National Race Course.

Gaming expense at Charles Town Entertainment Complex decreased by $8.8 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Hollywood Casino Aurora decreased by $2.6 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, which was partially offset by increased marketing expenses.

Gaming expense at Hollywood Casino Baton Rouge decreased by $1.9 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Hollywood Casino Bay St. Louis decreased by $1.3 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Hollywood Casino Lawrenceburg increased by $6.1 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to an increase in gaming taxes resulting from higher gaming revenue and increased marketing expenses.

Gaming expense at Hollywood Casino at Penn National Race Course increased by $2.3 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to an increase in gaming taxes resulting from higher gaming revenue.

Food, beverage and other expense

Food, beverage and other expense decreased by $1.3 million, or 2.0%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to a decrease at Hollywood Casino at Penn National Race Course.

Food, beverage and other expense at Hollywood Casino at Penn National Race Course decreased by $1.3 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the impact of inclement weather on its racing operations.

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

General and administrative expense decreased by $5.0 million, or 5.0%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to decreases in corporate overhead expense and at Hollywood Casino Bay St. Louis and Hollywood Casino Tunica.

Corporate overhead expense decreased by $2.6 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the expensing of equity-based compensation awards having decreased by $2.1 million.

General and administrative expense at Hollywood Casino Bay St. Louis decreased by $1.0 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to decreased payroll and insurance claim costs.

General and administrative expense at Hollywood Casino Tunica decreased by $0.9 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to lower payroll and property operation expenses.

Empress Casino Hotel fire

As a result of the Empress Casino Hotel fire, during the three months ended March 31, 2010 and 2009, we recorded a $0.1 million and $5.4 million pre-tax loss, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies and certain consulting fees.

Depreciation and amortization expense

Depreciation and amortization expense increased by $6.8 million, or 15.2%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to increases at Hollywood Casino Lawrenceburg and Hollywood Casino at Penn National Race Course.

Depreciation and amortization expense at Hollywood Casino Lawrenceburg increased by $5.0 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the opening of the new casino riverboat in late June 2009.

Depreciation and amortization expense at Hollywood Casino at Penn National Race Course increased by $1.9 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to incremental depreciation expense being recorded during the three months ended March 31, 2010.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

Three Months Ended March 31,	2010	2009	Variance	Percentage Variance
Interest expense	$(34,292)	$(31,238)	$(3,054)	(9.8)%
Interest income	730	3,091	(2,361)	(76.4)%
Loss from unconsolidated affiliates	(1,412)	(303)	(1,109)	(366.0)%
Other	(1,321)	2,092	(3,413)	(163.1)%
Total other expenses	$(36,295)	$(26,358)	$(9,937)	(37.7)%

Interest expense

Interest expense increased by $3.1 million, or 9.8%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to incremental interest expense due to the issuance of the $325 million 8 3/4% senior subordinated notes in August 2009, increased interest expense resulting from interest rate swaps, and lower capitalized interest during the three months ended March 31, 2010, all of which were partially offset by decreased interest expense resulting from lower outstanding balances and lower interest rates on our senior secured credit facility and the redemption of the 6 7/8% senior subordinated notes in late 2009.

Interest income

Interest income decreased by $2.4 million, or 76.4%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the partial sale of our investment in corporate debt securities in the second quarter of 2009.

Loss from unconsolidated affiliates

Loss from unconsolidated affiliates increased by $1.1 million, or 366.0%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to our share of losses in Kansas Entertainment for the three months ended March 31, 2010.

Other

Other decreased by $3.4 million, or 163.1%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to foreign currency translation losses that were recorded during the three months ended March 31, 2010.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) decreased to 35.5% for the three months ended March 31, 2010, as compared to 45.4% for the three months ended March 31, 2009, primarily as we received a favorable resolution for an uncertain tax position during the three months ended March 31, 2010.

Our effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.  We expect our effective tax rate to normalize for the year ending December 31, 2010.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities decreased by $10.4 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to lower net income including noncontrolling interests, higher accrued interest payments resulting from the issuance of the $325 million 8 3/4% senior subordinated notes in August 2009, increased bonus payments, and higher tax payments as we received a favorable resolution for an uncertain tax position, all of which were partially offset by increased depreciation and amortization expense at Hollywood Casino Lawrenceburg primarily due to the opening of the new casino riverboat in late June 2009. Net cash provided by operating activities for the three months ended March 31, 2010 included non-cash reconciling items, such as depreciation, amortization, and the charge for stock compensation, of $67.3 million, and net income including noncontrolling interests of $36.2 million, partially offset by net changes in asset and liability accounts of $9.8 million.

Net cash used in investing activities increased by $54.7 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to increased expenditures for property and equipment primarily due to the purchase of land for our proposed facility in Columbus, Ohio. Net cash used in investing activities for the three months ended March 31, 2010 included expenditures for property and equipment totaling $120.4 million and investment in Kansas Entertainment of $13.5 million, both of which were partially offset by decrease in cash in escrow of $11.0 million and proceeds from the sale of property and equipment and insurance proceeds received as a result of the Empress Casino Hotel fire totaling $1.1 million and $4.8 million, respectively.

Net cash used in financing activities decreased by $2.5 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. Net cash used in financing activities for the three months ended March 31, 2010 included the repurchase of Preferred Stock for $11.2 million, principal payments on long-term debt and payments on insurance financing totaling $65.9 million and $4.2 million, respectively, and the tax impact from stock options exercised totaling $0.7 million. All of these were partially offset by proceeds from the exercise of stock options totaling $0.8 million and proceeds from the issuance of long-term debt of $33.9 million.

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

The following table summarizes our expected capital project expenditures by property for the fiscal year ending December 31, 2010, and actual expenditures for the three months ended March 31, 2010 (excluding licensing fees):

Property	Expected for Year Ending December 31, 2010	Our Share of Expected for Year Ending December 31, 2010	Expenditures for Three Months Ended March 31, 2010	Our Share of Expenditures for Three Months Ended March 31, 2010	Balance to Expend in 2010	Our Share of Balance to Expend in 2010
	(in millions)

Hollywood Casino Lawrenceburg	$14.9	$14.9	$5.0	$5.0	$9.9	$9.9
Empress Casino Hotel (1)	63.5	63.5	11.0	11.0	52.5	52.5
Charles Town Entertainment Complex	38.6	38.6	2.2	2.2	36.4	36.4
Hollywood Casino at Penn National Race Course	8.9	8.9	0.6	0.6	8.3	8.3
Hollywood Casino Perryville	67.1	67.1	5.7	5.7	61.4	61.4
Hollywood Casino Columbus	84.0	75.6	68.1	61.3	15.9	14.3
Hollywood Casino Toledo	14.8	13.3	0.2	0.2	14.6	13.1
Other	17.0	17.0	3.0	3.0	14.0	14.0
Total	$308.8	$298.9	$95.8	$89.0	$213.0	$209.9

(1)          Net of anticipated amounts to be received from insurance proceeds.

At Hollywood Casino Lawrenceburg, new meeting space partially opened in December 2009 and was fully completed in February 2010. In addition, a new steakhouse/lounge was opened in April 2010. A new mid-priced restaurant is scheduled for completion in the third quarter of 2010.

At Empress Casino Hotel, we started the facility enhancements in late 2008. On March 20, 2009, Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. Construction on a new 1,100 space parking garage was completed in February 2010. The permanent land-based pavilion is expected to be completed in the fourth quarter of 2010 and upgrades to the gaming vessel and other areas are expected to be completed by the first quarter of 2011.

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

In January 2010, the Pennsylvania legislature passed legislation permitting table games for gaming licensees. We intend to install table games at Hollywood Casino at Penn National Race Course in two phases. Phase I includes the addition of an estimated 40 table games and 12 poker tables within the existing facility, and is expected to be completed in the third quarter of 2010.

In Cecil County, Maryland, following our selection by the Maryland Video Lottery Facility Location Commission to develop and manage a video lottery terminal facility in 2009, we exercised our option and completed the purchase of approximately 36 acres of land located in Perryville, Maryland, and commenced construction of a $97.5 million Hollywood-themed facility, inclusive of licensing fees of $9.0 million. The new facility will feature 75,000 square feet of gaming space, 1,500 video lottery terminals, food and beverage offerings, and parking for over 1,600 vehicles. The facility is expected to open to the public in the fourth quarter of 2010.

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

During the three months ended March 31, 2010, we spent approximately $24.6 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2010 to date.

Debt

Senior Secured Credit Facility

Our senior secured credit facility historically consisted of three credit facilities comprised of a $750 million revolving credit facility with a maturity date of October 3, 2010, a $325 million Term Loan A Facility with a maturity date of October 3, 2011 and a $1.65 billion Term Loan B Facility with a maturity date of October 3, 2012. In September 2009, we amended our senior secured credit facility, in order to increase the borrowing capacity and to extend the term under the revolving credit facility portion of the senior secured credit facility. Under the new revolving credit facility, two tranches were created, one for those participants who agreed to extend and one for those that did not extend. Tranche A Revolving Loans consist of available borrowings of $359.4 million, which are due on the original maturity date of October 3, 2010, and Tranche B Revolving Loans consist of available borrowings of $640.6 million, which are due on July 3, 2012, for a total borrowing capacity of $1 billion.

As of March 31, 2010, $205.6 million was drawn under the revolving credit facility and $1,518.1 million was outstanding under the Term Loan B Facility, for a total of $1,723.7 million. During the year ended December 31, 2009, all of the outstanding borrowings under the Term Loan A Facility were repaid.

During the three months ended March 31, 2010, our senior secured credit facility amount outstanding decreased by $31.9 million, primarily due to repayments under the revolving credit facility portion of our senior secured credit facility using excess cash from operations.

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

At March 31, 2010, we were in compliance with all required financial covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at March 31, 2010 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates at period-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each period-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2010.

	4/1/10 - 3/31/11	4/1/11 - 3/31/12	4/1/12 - 3/31/13	4/1/13 - 3/31/14	4/1/14 - 3/31/15	Thereafter	Total	Fair Value 3/31/10
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$250,000	$325,000	$575,000	$579,000
Average interest rate	—	—	—	—	6.75%	8.75%

Variable rate	$73,588	$742,625	$907,460	$—	$—	$—	$1,723,673	$1,723,673
Average interest rate (1)	3.07%	4.20%	4.79%	—	—	—

Leases	$1,052	$1,125	$78	$84	$91	$1,725	$4,155	$4,155
Average interest rate	5.68%	5.67%	7.72%	7.72%	7.72%	7.72%

Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$1,240,000	$—	$—	$—	$—	$—	N/A	$(40,599)
Average pay rate	2.57%						N/A
Average receive rate (3)	1.82%						N/A

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective in providing that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.

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

10.1

Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on February 19, 2010).

10.2

Development Agreement dated as of September 8, 2009 by and between the Unified Government of Wyandotte County/Kansas City, Kansas and Kansas Entertainment, LLC (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed on February 19, 2010).

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

PENN NATIONAL GAMING, INC.

May 7, 2010	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1

Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on February 19, 2010).

10.2

Development Agreement dated as of September 8, 2009 by and between the Unified Government of Wyandotte County/Kansas City, Kansas and Kansas Entertainment, LLC (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed on February 19, 2010).

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