Form 10-Q
period 2010-06-30
PENN NATIONAL GAMING INC
filed 2010-08-09
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of July 31, 2010
Common Stock, par value $.01 per share	77,882,700 (includes 592,800 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in the jurisdictions in which we do business (such as a smoking ban at any of our facilities) or in jurisdictions where we seek to do business; the activities of our competitors and the emergence of new competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; delays or changes to, or cancellations of, planned capital projects at our gaming and pari-mutuel facilities or an inability to achieve the expected returns from such projects; construction factors, including delays, unexpected remediation costs, local opposition and increased cost of labor and materials; the ability to recover proceeds on significant insurance claims; our ability to identify attractive acquisition and development opportunities and to agree to terms with partners for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; the availability and cost of financing; the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; the outcome of pending legal proceedings; the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; changes in accounting standards; third-party relations and approvals; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the U.S. Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$398,204	$713,118
Receivables, net of allowance for doubtful accounts of $3,086 and $3,548 at June 30, 2010 and December 31, 2009, respectively	46,253	46,672
Insurance receivable	13,862	33,494
Prepaid expenses	38,600	70,947
Deferred income taxes	22,753	23,619
Other current assets	77,830	41,021
Total current assets	597,502	928,871
Property and equipment, net	1,908,499	1,837,504
Other assets
Investment in and advances to unconsolidated affiliates	38,086	26,305
Goodwill	1,377,286	1,379,961
Other intangible assets	402,254	386,531
Debt issuance costs, net of accumulated amortization of $39,153 and $39,703 at June 30, 2010 and December 31, 2009, respectively	33,805	40,889
Other assets	117,054	112,555
Total other assets	1,968,485	1,946,241
Total assets	$4,474,486	$4,712,616

Liabilities
Current liabilities
Current maturities of long-term debt	$4,297	$86,071
Accounts payable	23,852	19,850
Accrued expenses	96,529	110,108
Accrued interest	50,644	61,786
Accrued salaries and wages	55,323	65,608
Gaming, pari-mutuel, property, and other taxes	37,381	38,943
Insurance financing	814	6,752
Other current liabilities	42,631	41,138
Total current liabilities	311,471	430,256

Long-term liabilities
Long-term debt, net of current maturities	2,098,087	2,248,706
Deferred income taxes	122,117	127,107
Noncurrent tax liabilities	35,250	46,702
Other noncurrent liabilities	8,970	7,769
Total long-term liabilities	2,264,424	2,430,284

Shareholders’ equity
Penn National Gaming, Inc. and subsidiaries shareholders’ equity:
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,275 and 12,500 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,972,310 and 78,972,256 shares issued at June 30, 2010 and December 31, 2009, respectively)	785	786
Additional paid-in capital	1,476,105	1,480,476
Retained earnings	442,727	397,407
Accumulated other comprehensive loss	(18,268)	(26,028)
Total Penn National Gaming, Inc. and subsidiaries shareholders’ equity	1,901,349	1,852,641
Noncontrolling interests	(2,758)	(565)
Total shareholders’ equity	1,898,591	1,852,076
Total liabilities and shareholders’ equity	$4,474,486	$4,712,616

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues
Gaming	$543,190	$526,390	$1,086,563	$1,086,293
Management service fee	4,012	3,674	7,206	6,707
Food, beverage and other	84,752	86,247	165,184	170,869
Gross revenues	631,954	616,311	1,258,953	1,263,869
Less promotional allowances	(33,643)	(35,494)	(68,319)	(70,826)
Net revenues	598,311	580,817	1,190,634	1,193,043

Operating expenses
Gaming	289,621	286,620	580,482	584,182
Food, beverage and other	66,628	65,529	129,848	130,058
General and administrative	106,953	93,001	201,469	192,471
Impairment losses	30,590	11,689	30,726	11,689
Empress Casino Hotel fire	155	331	214	5,731
Depreciation and amortization	52,653	46,942	103,833	91,372
Total operating expenses	546,600	504,112	1,046,572	1,015,503
Income from operations	51,711	76,705	144,062	177,540

Other income (expenses)
Interest expense	(32,911)	(29,851)	(67,203)	(61,089)
Interest income	611	1,603	1,341	4,694
Loss from unconsolidated affiliates	(425)	(416)	(1,837)	(719)
Loss on early extinguishment of debt	(519)	—	(519)	—
Other	1,307	2,887	(14)	4,979
Total other expenses	(31,937)	(25,777)	(68,232)	(52,135)

Income from operations before income taxes	19,774	50,928	75,830	125,405
Taxes on income	12,802	22,448	32,703	56,264
Net income including noncontrolling interests	6,972	28,480	43,127	69,141
Less: Net loss attributable to noncontrolling interests	(2,184)	—	(2,193)	—
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$9,156	$28,480	$45,320	$69,141

Earnings per common share attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Basic earnings per common share	$0.09	$0.29	$0.47	$0.72
Diluted earnings per common share	$0.09	$0.27	$0.42	$0.65

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Penn National Gaming, Inc. shareholders
	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity	Income (Loss)
Balance, December 31, 2008	12,500	$—	78,148,488	$782	$1,442,829	$662,355	$(48,693)	$—	$2,057,273
Stock option activity, including tax benefit of $1,457	—	—	282,692	2	19,634	—	—	—	19,636	$—
Restricted stock	—	—	105,500	—	1,294	—	—	—	1,294	—
Change in fair value of interest rate swap contracts, net of income taxes of $4,817	—	—	—	—	—	—	8,556	—	8,556	8,556
Change in fair value of corporate debt securities	—	—	—	—	—	—	7,945	—	7,945	7,945
Foreign currency translation adjustment	—	—	—	—	—	—	421	—	421	421
Net income	—	—	—	—	—	69,141	—	—	69,141	69,141
Balance, June 30, 2009	12,500	$—	78,536,680	$784	$1,463,757	$731,496	$(31,771)	$—	$2,164,266	$86,063

Balance, December 31, 2009	12,500	$—	78,972,256	$786	$1,480,476	$397,407	$(26,028)	$(565)	$1,852,076
Repurchase of preferred stock	(225)	—	—	—	(11,200)	—	—	—	(11,200)	$—
Stock option activity, including tax benefit of $288	—	—	243,734	2	13,517	—	—	—	13,519	—
Share activity	—	—	(408,790)	(3)	(9,909)	—	—	—	(9,912)	—
Restricted stock	—	—	165,110	—	3,221	—	—	—	3,221	—
Change in fair value of interest rate swap contracts, net of income taxes of $4,171	—	—	—	—	—	—	7,002	—	7,002	7,002
Change in fair value of corporate debt securities	—	—	—	—	—	—	744	—	744	744
Foreign currency translation adjustment	—	—	—	—	—	—	14	—	14	14
Net income (loss)	—	—	—	—	—	45,320	—	(2,193)	43,127	43,127
Balance, June 30, 2010	12,275	$—	78,972,310	$785	$1,476,105	$442,727	$(18,268)	$(2,758)	$1,898,591	$50,887

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Six Months Ended June 30,	2010	2009
Operating activities
Net income including noncontrolling interests	$43,127	$69,141
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	103,833	91,372
Amortization of items charged to interest expense and interest income	6,494	4,490
Loss (gain) on sale of fixed assets	937	(296)
Loss from unconsolidated affiliates	1,837	719
Loss on early extinguishment of debt	519	—
Empress Casino Hotel fire	—	4,854
Loss on police services contract termination at Hollywood Casino Aurora	6,624	—
Gain on accelerated payment of other long-term obligations	—	(1,305)
Gain on sale of corporate debt securities	—	(6,598)
Deferred income taxes	(9,394)	3,108
Charge for stock-based compensation	13,053	15,272
Impairment losses	30,726	11,689
(Increase) decrease
Accounts receivable	(2,323)	(13,407)
Insurance receivable	14,811	—
Prepaid expenses and other current assets	34,085	3,110
Other assets	7,552	(3,303)
Increase (decrease)
Accounts payable	1,923	(2,697)
Accrued expenses	(13,021)	(14,815)
Accrued interest	32	(4,767)
Accrued salaries and wages	(10,285)	2,469
Gaming, pari-mutuel, property and other taxes	(1,562)	(2,292)
Other current and noncurrent liabilities	2,694	5,820
Other noncurrent tax liabilities	(8,313)	2,750
Net cash provided by operating activities	223,349	165,314
Investing activities
Expenditures for property and equipment	(210,987)	(139,021)
Proceeds from sale of property and equipment	1,312	8,788
Proceeds from sale of corporate debt securities	—	50,603
Proceeds from Empress Casino Hotel fire	4,821	16,000
Investment in Kansas Entertainment joint venture	(13,550)	—
Increase in cash in escrow	(37,616)	—
Acquisition of gaming licenses	(19,150)	—
Net cash used in investing activities	(275,170)	(63,630)
Financing activities
Proceeds from exercise of options	2,842	3,473
Repurchase of common stock	(9,912)	—
Repurchase of preferred stock	(11,200)	—
Proceeds from issuance of long-term debt, net of issuance costs	56,750	122,684
Principal payments on long-term debt	(295,923)	(172,366)
Payments on insurance financing	(5,938)	(8,093)
Tax benefit from stock options exercised	288	1,457
Net cash used in financing activities	(263,093)	(52,845)
Net (decrease) increase in cash and cash equivalents	(314,914)	48,839
Cash and cash equivalents at beginning of year	713,118	746,278
Cash and cash equivalents at end of period	$398,204	$795,117

Supplemental disclosure
Interest expense paid	$63,110	$66,292
Income taxes paid	$28,682	$54,550

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Rooms	$5,990	$5,500	$11,960	$10,824
Food and beverage	24,931	27,283	51,035	54,568
Other	2,722	2,711	5,324	5,434
Total promotional allowances	$33,643	$35,494	$68,319	$70,826

The estimated cost of providing such complimentary services for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Rooms	$2,319	$2,218	$4,603	$4,425
Food and beverage	19,001	18,811	38,195	37,384
Other	1,742	1,630	3,471	3,134
Total cost of complimentary services	$23,062	$22,659	$46,269	$44,943

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share” (“ASC 260”). Basic EPS is computed by dividing net income applicable to common stock, excluding net income attributable to noncontrolling interests, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options and unvested restricted shares.

In the fourth quarter of 2008, the Company issued 12,500 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method. During the six months ended June 30, 2010, the Company repurchased 225 shares of Preferred Stock for $11.2 million.

The following table sets forth the allocation of net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries for the three and six months ended June 30, 2010 and 2009 under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$9,156	$28,480	$45,320	$69,141
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to preferred stock	1,729	5,497	8,621	13,361
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$7,427	$22,983	$36,699	$55,780

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	78,717	77,996	78,641	77,905
Assumed conversion of dilutive employee stock-based awards	800	1,271	773	1,017
Assumed conversion of preferred stock	27,278	27,778	27,504	27,778
Diluted weighted-average common shares outstanding	106,795	107,045	106,918	106,700

Reflecting the issuance of the Preferred Stock and the repurchase of 225 shares of Preferred Stock during the six months ended June 30, 2010, the Company is required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the price of the Company’s Common Stock is less than $45, the diluted weighted-average common shares outstanding is increased by 27,277,778 shares (regardless of how much the stock price is below $45); 2) when the price of the Company’s Common Stock is between $45 and $67, the diluted weighted-average common shares outstanding is increased by an amount which can be calculated by dividing $1.23 billion (face value) by the current price per share of the Company’s Common Stock, which will result in an increase in the diluted weighted-average common shares outstanding of between 18,320,896 shares and 27,277,778 shares; and 3) when the price of the Company’s Common Stock is above $67, the diluted weighted-average common shares outstanding is increased by 18,320,896 shares (regardless of how much the stock price exceeds $67).

Options to purchase 8,463,022 shares and 8,451,707 shares were outstanding during the three and six months ended June 30, 2010, respectively, but were not included in the computation of diluted EPS because they were antidilutive. Options to purchase 4,753,164 shares and 8,573,582 shares were outstanding during the three and six months ended June 30, 2009, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Calculation of basic EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$7,427	$22,983	$36,699	$55,780
Weighted-average common shares outstanding	78,717	77,996	78,641	77,905
Basic EPS	$0.09	$0.29	$0.47	$0.72

Calculation of diluted EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$9,156	$28,480	$45,320	$69,141
Diluted weighted-average common shares outstanding	106,795	107,045	106,918	106,700
Diluted EPS	$0.09	$0.27	$0.42	$0.65

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense must be recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.68 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at June 30, 2010 and 2009:

Six Months Ended June 30,	2010	2009

Risk-free interest rate	2.00%	2.63%
Expected volatility	49.18%	49.43%
Dividend yield	—	—
Weighted-average expected life (years)	5.68	5.29
Forfeiture rate	5.00%	4.00%

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

When using derivatives, the Company’s intent is to obtain hedge accounting, which is conditional upon satisfying specific documentation and performance criteria. In particular, the underlying hedged item must expose the Company to risks associated with market fluctuations and the instrument used as the hedging derivative must generate offsetting effects in prescribed magnitudes. If these criteria are not met, a change in the market value of the financial instrument and all associated settlements would be recognized as gains or losses in the period of change.

Currently, the Company has a number of interest rate swap contracts in place. These contracts serve to mitigate income volatility for a portion of its variable-rate funding. Swap contract coverage extends out through 2011. In effect, these swap contracts synthetically convert the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company receives cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts’ fixed rates. These two respective obligations are net-settled periodically. The Company accounts for these swap contracts as cash flow hedges, which requires determining a division of hedge results deemed effective and deemed ineffective. However, most of the Company’s hedges were designed in such a way so as to perfectly offset specifically-defined interest payments, such that no ineffectiveness has occurred—nor would any ineffectiveness occur, as long as the forecasted cash flows of the designated hedged items and the associated swap contracts remain unchanged.

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at June 30, 2010.

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

Under cash flow hedge accounting, derivatives are included in the consolidated balance sheets as assets or liabilities at fair value. The interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at June 30, 2010 and December 31, 2009.

During the three and six months ended June 30, 2010 and 2009, the Company had certain derivative instruments that were not designated to qualify for hedge accounting. The periodic change in the mark-to-market of these derivative instruments is recorded in current period earnings in interest expense in the consolidated statements of income.

Credit risk relating to derivative counterparties is mitigated by using multiple, highly-rated counterparties, and the credit quality of each is monitored on an ongoing basis.

3.  New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance to improve the disclosures about the credit quality of financing receivables and the allowance for credit losses.  The disclosures will be effective for interim and annual reporting periods after December 15, 2010.

In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. However, the guidance is expected to only affect the accounting for base jackpots, as the guidance uses the same principle that is currently applied by the Company to the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company is currently determining the impact of this guidance on its consolidated financial statements.

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

In December 2009, Kansas Entertainment was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a facility in the North East Gaming Zone in Wyandotte County, Kansas, and in February 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of an approximately $410 million Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway.

The Company’s investment in Kansas Entertainment consists of the Company’s portion of the privilege fee paid to the Kansas Lottery Commission in conjunction with its application, its portion of capital expenditures spent to develop the proposed facility, and its share of Kansas Entertainment’s losses. The Company’s share of losses in Kansas Entertainment was $0.4 million and $1.5 million for the three and six months ended June 30, 2010, respectively, which is included in loss from unconsolidated affiliates within the consolidated statements of income.

The Company determined that Kansas Entertainment qualified as a variable interest entity at June 30, 2010. The Company did not consolidate its investment in Kansas Entertainment at, and for the three and six months ended June 30, 2010, as the Company determined that it did not qualify as the primary beneficiary of Kansas Entertainment at, and for the three and six months ended June 30, 2010, primarily as it did not have the ability to direct the activities of Kansas Entertainment that most significantly impacted Kansas Entertainment’s economic performance without the input of its partner in Kansas Entertainment, International Speedway Corporation (“International Speedway”). In addition, the Company determined that International Speedway had substantive participating rights in Kansas Entertainment at, and for the three and six months ended June 30, 2010.

The approximately $410 million facility, inclusive of licensing fees, is expected to feature a 100,000 square foot casino with capacity for 2,300 slot machines, 61 table games and 25 poker tables, a 1,500 space parking structure, as well as a variety of dining and entertainment amenities. Kansas Entertainment is resolving final design and program details at this time.  The Company, along with International Speedway, will share equally the cost of developing and constructing the proposed facility, and intend to jointly seek third party financing for the project. The Company estimates that its share of the project will be approximately $155 million.

5.  Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)

Land and improvements	$272,315	$239,933
Building and improvements	1,450,026	1,433,611
Furniture, fixtures, and equipment	887,019	849,071
Leasehold improvements	17,238	17,204
Construction in progress	125,399	47,299
Total property and equipment	2,751,997	2,587,118
Less accumulated depreciation	(843,498)	(749,614)
Property and equipment, net	$1,908,499	$1,837,504

Depreciation expense, for property and equipment, totaled $50.9 million and $100.4 million for the three and six months ended June 30, 2010, respectively, as compared to $45.4 million and $88.1 million for the three and six months ended June 30, 2009, respectively.  Interest capitalized in connection with major construction projects was $1.7 million and $2.8 million for the three and six months ended June 30, 2010, respectively, as compared to $3.5 million and $6.4 million for the three and six months ended June 30, 2009, respectively.

On May 4, 2010, in a statewide election in Ohio, the voters determined that the Company’s casino in Columbus will be located at the site of the former Delphi Automotive plant in Columbus’s West Side. As a result of the election, the Company initiated the process to sell the parcel of land that it purchased in Columbus’s Arena District and reclassified the land as held for sale. The Company obtained an appraisal to determine the estimated fair market value of the parcel of land that it had purchased in Columbus’s Arena District, and recorded a pre-tax impairment charge of $30.5 million during the three and six months ended June 30, 2010 which was comprised of the difference between the land’s estimated fair market value less costs to sell and its carrying value.

6.  Goodwill and Other Intangible Assets

A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at December 31, 2009:
Goodwill	$2,024,963
Accumulated goodwill impairment losses	(645,002)
Goodwill, net	$1,379,961
Other	(2,675)
Balance at June 30, 2010:
Goodwill	$2,022,288
Accumulated goodwill impairment losses	(645,002)
Goodwill, net	$1,377,286

The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of intangible asset at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-life intangible assets	$397,613	$—	$397,613	$378,463	$—	$378,463
Other intangible assets	49,410	44,769	4,641	49,396	41,328	8,068
Total	$447,023	$44,769	$402,254	$427,859	$41,328	$386,531

The Company’s intangible asset amortization expense was $1.7 million and $3.4 million for the three and six months ended June 30, 2010, respectively, as compared $1.6 million and $3.3 million for the three and six months ended June 30, 2009, respectively.

Indefinite-life intangible assets increased by $19.2 million primarily due to the gaming license for table games at Hollywood Casino at Penn National Race Course.

The following table presents expected intangible asset amortization expense based on existing intangible assets at June 30, 2010 (in thousands):

2010 (6 months)	$2,346
2011	2,096
2012	199
Total	$4,641

7.  Investments in Corporate Securities

The Company has an investment in the corporate debt securities of another gaming company that matures on November 1, 2012 and whose fair value totaled $5.5 million and $4.6 million at June 30, 2010 and December 31, 2009, respectively.  This investment is accounted for as an available-for-sale investment and is included in other assets within the consolidated balance sheets at June 30, 2010 and December 31, 2009. This investment was acquired at a discount to its par value and accretion of $0.1 million and $0.2 million was recorded for the three and six months ended June 30, 2010, respectively, compared to $0.5 million and $1.3 million for the three and six months ended June 30, 2009, respectively.

At June 30, 2010, the investment had been in an unrealized loss position for twelve consecutive months however the loss has declined to $0.4 million from $1.2 million at December 31, 2009.  As of June 30, 2010, management has concluded that the unrealized loss is temporary in nature since the Company does not intend to sell this investment, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity.

The following is a schedule of the contractual maturities of the Company’s investment in corporate securities at June 30, 2010 (in thousands):

Within one year	$—
1-3 years	5,521
Total	$5,521

8.  Long-term Debt and Derivatives

Long-term debt, net of current maturities, is as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)

Senior secured credit facility	$1,518,125	$1,755,602
$250 million 6 ¾% senior subordinated notes	250,000	250,000
$325 million 8 ¾% senior subordinated notes	325,000	325,000
Other long-term obligations	5,124	—
Capital leases	4,135	4,175
	2,102,384	2,334,777
Less current maturities of long-term debt	(4,297)	(86,071)
	$2,098,087	$2,248,706

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2010 (in thousands):

Within one year	$4,297
1-3 years	1,521,207
3-5 years	250,178
Over 5 years	326,702
Total minimum payments	$2,102,384

At June 30, 2010, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $36.5 million.

Senior Secured Credit Facility

The senior secured credit facility historically consisted of three credit facilities comprised of a $750 million revolving credit facility with a maturity date of October 3, 2010, a $325 million Term Loan A Facility with a maturity date of October 3, 2011 and a $1.65 billion Term Loan B Facility with a maturity date of October 3, 2012. In September 2009, all of the outstanding borrowings under the Term Loan A Facility were repaid. In addition, in September 2009, the Company amended its senior secured credit facility, in order to increase the borrowing capacity and to extend the term under the revolving credit facility portion of the senior secured credit facility. Under the new revolving credit facility, two tranches were created, one for those participants who agreed to extend and one for those that did not extend, and the total borrowing capacity was increased to $1 billion.

In May 2010, the Company repaid all of the outstanding borrowings under the Tranche A Revolving Loan using cash on hand and in connection therewith terminated this part of the senior secured credit facility.  During the three and six months ended June 30, 2010, the Company recorded a $0.5 million loss on early extinguishment of debt for the write-off of debt issuance costs related to the termination of the Tranche A Revolving Loan.

The senior secured credit facility is currently comprised of a Term Loan B Facility which had $1,518.1 million outstanding at June 30, 2010 and a Tranche B Revolving Loan which provides for borrowing capacity of $640.6 million through July 3, 2012.  The Tranche B Revolving Loan was undrawn at June 30, 2010.

Other Long-Term Obligations

In April 2010, the Company entered into a termination contract with the city of Aurora, Illinois, whereby the Company will pay $7 million in lieu of perpetual annual payments (which are currently about $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day.  A payment of $1.5 million was made on June 1, 2010 and additional payments of $1.5 million, $2.0 million and $2.0 million are due on September 1, 2010, June 1, 2011, and June 1, 2012, respectively.  This liability was discounted using the Company’s estimate of its incremental borrowing rate over the term of the obligation.  The accretion of this discount will be recorded in interest expense in the consolidated statements of income.

Interest Rate Swap Contracts

In accordance with the terms of its senior secured credit facility, the Company was required to enter into fixed-rate debt or interest rate swap agreements in an amount equal to 50% of the Company’s consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the senior secured credit facility.

The effect of derivative instruments on the consolidated statement of income for the three months ended June 30, 2010 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$(2,792)	Interest expense	$(6,364)	None	$—
Total	$(2,792)		$(6,364)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$(4)
Total		$(4)

The effect of derivative instruments on the consolidated statement of income for the six months ended June 30, 2010 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$(10,178)	Interest expense	$(12,859)	None	$—
Total	$(10,178)		$(12,859)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$(38)
Total		$(38)

The effect of derivative instruments on the consolidated statement of income for the three months ended June 30, 2009 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$2,302	Interest expense	$(7,614)	None	$—
Total	$2,302		$(7,614)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$541
Total		$541

The effect of derivative instruments on the consolidated statement of income for the six months ended June 30, 2009 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$8,099	Interest expense	$(17,130)	None	$—
Total	$8,099		$(17,130)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$541
Total		$541

In addition, during the three and six months ended June 30, 2010, the Company amortized $4.2 million and $8.5 million, respectively, in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, “Derivatives and Hedging,” as compared to $4.3 million for the three and six months ended June 30, 2009.

In the coming twelve months, the Company anticipates that approximately a $26.4 million loss will be reclassified from OCI to earnings, as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable funding being hedged.

The following table sets forth the fair value of the interest rate swap contract liabilities included in accrued interest within the consolidated balance sheets at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	(in thousands)
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued interest	$20,728	Accrued interest	$23,485

Total derivatives designated as hedging instruments		$20,728		$23,485

Derivatives not designated as hedging instruments
Interest rate swap contracts	Accrued interest	$12,096	Accrued interest	$20,440

Total derivatives not designated as hedging instruments		$12,096		$20,440

Total derivatives		$32,824		$43,925

Covenants

The Company’s senior secured credit facility and $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility and $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes restrict, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

At June 30, 2010, the Company was in compliance with all required financial covenants.

9.  Income Taxes

A reconciliation of the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2010	$46,702
Additions based upon current year positions	665
Additions based upon prior year positions	3,164
Decreases due to settlements and/or reduction in liabilities	(15,305)
Currency translation adjustments	24
Balance at June 30, 2010	$35,250

The decrease in the Company’s liability for unrecognized tax benefits during the six months ended June 30, 2010 was primarily due to the Commonwealth of Pennsylvania officially closing its tax litigation case against one of the Company’s direct subsidiaries.  Based upon the executed “Stipulation of Judgment” that was submitted in the Commonwealth Court of Pennsylvania, the Company no longer views this matter as an uncertain tax position, as defined under ASC 740, “Income Taxes.” Therefore, the Company reversed previously recorded tax reserves of $6.3 million and interest accruals of $1.8 million. In addition, the Company received from Ontario’s Ministry of Revenue Notices of Reassessment (“Notice”) for the taxation years covered under the Competent Authority settlement.  In accordance with the terms of the Notice, the Company paid CND$5.3 million.

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

In conjunction with the Company’s acquisition of Argosy Gaming Company (“Argosy”) in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated in 1997 related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost profits that the plaintiff contended it could have earned if the gaming license had been issued to the plaintiff. On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys’ fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys’ fees, costs and interest. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights. The Company established an appropriate reserve and bonded the judgment pending its appeal. Both the plaintiff and the Company appealed the judgment to the First Circuit Court of Appeals in Louisiana. On August 31, 2009, the appellate court reversed the trial court’s decision and dismissed the case against Argosy in its entirety. Capitol House requested that the Louisiana Supreme Court take its appeal of the dismissal and that request was denied on February 12, 2010. Capitol House has requested that the U.S. Supreme Court hear the case and the Company filed a brief opposing that request.

The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Empress Casino Hotel and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Empress Casino Hotel and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin (collectively, the “Four Casinos”), and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Empress Casino Hotel and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Empress Casino Hotel and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the Four Casinos filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs’ request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case. On June 10, 2009, the Four Casinos filed a petition with the Court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption. On August 17, 2009, the Court dismissed the Four Casinos’ petition to reopen the case, and the Four Casinos have decided not to pursue an appeal of the dismissal. The monies paid into the protest fund have been transferred by the State of Illinois to the racetracks. However, the racetracks have been temporarily restrained from disbursing any funds pursuant to an order of the Seventh Circuit Court of Appeals issued in connection with the lawsuit described below.

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

On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company’s Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that the Company’s disclosure practices relative to the proposed transaction with Fortress Investment Group LLC (“Fortress”) and Centerbridge Partners, L.P. (“Centerbridge”) and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint was amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and the court granted the motion and dismissed the complaint with prejudice. The plaintiffs filed a motion for reconsideration, which was denied on October 21, 2009. The plaintiffs have appealed the decision to the Fourth Circuit Court of Appeals and oral arguments are scheduled to be heard in late October of this year.

On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the “County”) filed suit against Kansas Penn Gaming, LLC (“KPG,” a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied. We expect to commence discovery in the fall of 2010.

On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC (“HV”) in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the “Contract”) that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG’s alleged breach based on a Guaranty Agreement signed by the Company. Both cases were consolidated. Following extensive discovery and briefings, on July 23, 2010, the Court granted KPG’s motion for summary judgment and dismissed the HV claim.

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $7.5 million and $15.1 million for the three and six months ended June 30, 2010, respectively, as compared to $7.8 million and $15.8 million for the three and six months ended June 30, 2009, respectively.

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

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at June 30, 2010 are as follows (in thousands):

Within one year	$7,180
1-3 years	11,533
3-5 years	7,487
Over 5 years	35,011
Total	$61,211

11.   Shareholders’ Equity

In connection with the termination of the merger agreement between the Company and certain affiliates of Fortress and Centerbridge, the Company agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee and a $1.25 billion, zero coupon, preferred equity investment (the “Investment”). On October 30, 2008, the Company closed the sale of the Investment and issued 12,500 shares of Preferred Stock. During the six months ended June 30, 2010, the Company repurchased 225 shares of Preferred Stock for $11.2 million.

The repurchase of up to $200 million of the Company’s Common Stock over the twenty-four month period ending July 2010 was authorized by the Company’s Board of Directors in June 2008. On June 9, 2010, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock effective immediately and continuing until the Annual Meeting of Shareholders in 2011, unless otherwise extended or shortened by the Board of Directors.  This new repurchase program replaces the program authorized by the Board of Directors in July 2008. During the three and six months ended June 30, 2010, the Company repurchased 408,790 shares of its Common Stock in open market transactions for approximately $9.9 million at an average price of $24.25 per share.  The Company did not repurchase any shares of its Common Stock in 2009.

12.   Noncontrolling Interests

In November 2009, the Company entered into an agreement with Lakes Entertainment, Inc. (“Lakes”), permitting Lakes to invest up to a 10% equity interest in each of the Company’s proposed facilities in Columbus and Toledo, Ohio.

During the three and six months ended June 30, 2010, Lakes made no contribution to the Company towards the proposed facilities, and its portion of the net loss for the proposed facilities was $2.2 million. During the year ended December 31, 2009, Lakes contributed $1.9 million to the Company towards the proposed facilities, and its portion of the net loss for the proposed facilities was $2.5 million. The noncontrolling interest is included in shareholders’ equity within the consolidated balance sheets at June 30, 2010 and December 31, 2009, stated separately from the Company’s shareholders’ equity.

In July 2010, the Company entered into an agreement with Lakes to terminate the agreement.  See Note 17 to the Consolidated Financial Statements for further discussion.

13.  Subsidiary Guarantors

Under the terms of the senior secured credit facility, many of Penn’s subsidiaries are guarantors under the agreement. Each of the subsidiary guarantors is directly or indirectly 100% owned by Penn. In addition, the guarantees provided by such subsidiaries under the terms of the senior secured credit facility are full and unconditional, joint and several. There are no significant restrictions within the senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

During the year ended December 31, 2008, the Company placed some of the funds received from the issuance of its Preferred Stock into unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds and this resulted in significant independent assets. Condensed consolidating balance sheets at June 30, 2010 and December 31, 2009, condensed consolidating statements of income for the three and six months ended June 30, 2010 and 2009, and condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009, for Penn, the subsidiary guarantors of the senior secured credit facility and the subsidiary non-guarantors are presented below.

The Company’s $250 million 6 3/4% senior subordinated notes and $325 million 8 3/4% senior subordinated notes are not guaranteed by the Company’s subsidiaries.

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Senior Secured Credit Facility
At June 30, 2010
Condensed Consolidating Balance Sheet
Total current assets	$42,584	$237,485	$298,247	$19,186	$597,502
Property and equipment, net	15,320	1,784,468	108,711	—	1,908,499
Total other assets	3,941,083	4,774,949	215,024	(6,962,571)	1,968,485
Total assets	$3,998,987	$6,796,902	$621,982	$(6,943,385)	$4,474,486
Total current liabilities	$55,879	$223,199	$13,238	$19,155	$311,471
Total long-term liabilities	2,041,763	3,180,493	43,344	(3,001,176)	2,264,424
Total shareholders’ equity	1,901,345	3,393,210	565,400	(3,961,364)	1,898,591
Total liabilities and shareholders’ equity	$3,998,987	$6,796,902	$621,982	$(6,943,385)	$4,474,486
Three Months Ended June 30, 2010
Condensed Consolidating Statement of Income
Net revenues	$—	$590,706	$7,605	$—	$598,311
Total operating expenses	21,466	484,084	41,050	—	546,600
(Loss) income from operations	(21,466)	106,622	(33,445)	—	51,711
Other income (expenses)	34,917	(66,695)	(159)	—	(31,937)
Income (loss) from operations before income taxes	13,451	39,927	(33,604)	—	19,774
Taxes on income	(8,046)	32,154	(11,306)	—	12,802
Net income (loss) including noncontrolling interests	21,497	7,773	(22,298)	—	6,972
Less: Net loss attributable to noncontrolling interests	—	—	(2,184)	—	(2,184)
Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$21,497	$7,773	$(20,114)	$—	$9,156
Six Months Ended June 30, 2010
Condensed Consolidating Statement of Income
Net revenues	$—	$1,176,084	$14,550	$—	$1,190,634
Total operating expenses	44,344	954,786	47,442	—	1,046,572
(Loss) income from operations	(44,344)	221,298	(32,892)	—	144,062
Other income (expenses)	46,323	(113,567)	(988)	—	(68,232)
Income (loss) from operations before income taxes	1,979	107,731	(33,880)	—	75,830
Taxes on income	(17,948)	65,827	(15,176)	—	32,703
Net income (loss) including noncontrolling interests	19,927	41,904	(18,704)	—	43,127
Less: Net loss attributable to noncontrolling interests	—	—	(2,193)	—	(2,193)
Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$19,927	$41,904	$(16,511)	$—	$45,320
Six Months Ended June 30, 2010
Condensed Consolidating Statement of Cash Flows
Net cash provided by (used in) operating activities	$272,657	$192,059	$(241,367)	$—	$223,349
Net cash used in investing activities	(1,316)	(199,610)	(74,244)	—	(275,170)
Net cash used in financing activities	(261,554)	(1,539)	—	—	(263,093)
Net increase (decrease) in cash and cash equivalents	9,787	(9,090)	(315,611)	—	(314,914)
Cash and cash equivalents at beginning of year	6,385	145,519	561,214	—	713,118
Cash and cash equivalents at end of period	$16,172	$136,429	$245,603	$—	$398,204

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Senior Secured Credit Facility
At December 31, 2009
Condensed Consolidating Balance Sheet
Total current assets	$69,290	$243,073	$576,563	$39,945	$928,871
Property and equipment, net	23,273	1,774,157	40,074	—	1,837,504
Total other assets	4,037,883	5,109,436	257,635	(7,458,713)	1,946,241
Total assets	$4,130,446	$7,126,666	$874,272	$(7,418,768)	$4,712,616
Total current liabilities	$83,294	$285,926	$21,106	$39,930	$430,256
Total long-term liabilities	2,194,508	3,221,642	61,739	(3,047,605)	2,430,284
Total shareholders’ equity	1,852,644	3,619,098	791,427	(4,411,093)	1,852,076
Total liabilities and shareholders’ equity	$4,130,446	$7,126,666	$874,272	$(7,418,768)	$4,712,616
Three Months Ended June 30, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$573,122	$7,695	$—	$580,817
Total operating expenses	21,088	474,217	8,807	—	504,112
(Loss) income from operations	(21,088)	98,905	(1,112)	—	76,705
Other income (expenses)	5,988	(39,481)	7,716	—	(25,777)
(Loss) income from operations before income taxes	(15,100)	59,424	6,604	—	50,928
Taxes on income	(8,511)	28,035	2,924	—	22,448
Net (loss) income including noncontrolling interests	(6,589)	31,389	3,680	—	28,480
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$(6,589)	$31,389	$3,680	$—	$28,480
Six Months Ended June 30, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$1,178,145	$14,898	$—	$1,193,043
Total operating expenses	43,995	955,160	16,348	—	1,015,503
(Loss) income from operations	(43,995)	222,985	(1,450)	—	177,540
Other income (expenses)	25,639	(88,925)	11,151	—	(52,135)
(Loss) income from operations before income taxes	(18,356)	134,060	9,701	—	125,405
Taxes on income	(15,978)	67,492	4,750	—	56,264
Net (loss) income including noncontrolling interests	(2,378)	66,568	4,951	—	69,141
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$(2,378)	$66,568	$4,951	$—	$69,141
Six Months Ended June 30, 2009
Condensed Consolidating Statement of Cash Flows
Net cash provided by operating activities	$43,525	$111,717	$10,072	$—	$165,314
Net cash (used in) provided by investing activities	(665)	(113,519)	50,554	—	(63,630)
Net cash used in financing activities	(39,079)	(704)	(13,062)	—	(52,845)
Net increase (decrease) in cash and cash equivalents	3,781	(2,506)	47,564	—	48,839
Cash and cash equivalents at beginning of year	2,460	142,104	601,714	—	746,278
Cash and cash equivalents at end of period	$6,241	$139,598	$649,278	$—	$795,117

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

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at June 30, 2010. The interest rate swap contracts are measured at fair value on a recurring basis.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$398,204	$398,204	$713,118	$713,118
Investment in corporate debt securities	5,521	5,521	4,550	4,550

Financial liabilities:
Long-term debt
Senior secured credit facility	$1,518,125	$1,518,125	$1,755,602	$1,755,602
Senior subordinated notes	575,000	577,375	575,000	572,375
Other long-term obligations	5,124	5,124	—	—
Capital leases	4,135	4,135	4,175	4,175
Interest rate swap contracts	32,824	32,824	43,925	43,925

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

•                  Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly quoted intervals.

•                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions, as there is little, if any, related market activity.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2010 and December 31, 2009 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2010 Total
Assets:
Investment in corporate debt securities	Other assets	$5,521	$—	$—	$5,521

Liabilities:
Interest rate swap contracts	Accrued interest	—	32,824	—	32,824

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009 Total
Assets:
Investment in corporate debt securities	Other assets	$4,550	$—	$—	$4,550

Liabilities:
Interest rate swap contracts	Accrued interest	—	43,925	—	43,925

The valuation technique used to measure the fair value of the investment in corporate debt securities and interest rate swap contracts was the market approach. See Note 14 to the Consolidated Financial Statements for a description of the inputs used in calculating the fair value measurements of investment in corporate debt securities and interest rate swap contracts.  Although the Company has determined that the majority of the inputs used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap contracts and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap contracts are classified in Level 2 of the fair value hierarchy.

Certain long-lived assets are measured at fair value on a non-recurring basis and are not included in the previous tables. The amounts below represent the assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2010 that are still held on the consolidated balance sheet at June 30, 2010 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2010 Total	Total Reduction in Fair Value Recorded at June 30, 2010
Assets:
Long-lived assets	Other assets	$—	$16,350	$—	$16,350	$(30,726)
						$(30,726)

In conjunction with the voters determining that the Company’s casino in Columbus, Ohio will be located at the site of the former Delphi Automotive plant in Columbus’s West Side, the Company recorded a pre-tax impairment charge of $30.5 million during the three and six months ended June 30, 2010 for the parcel of land that the Company had purchased in Columbus’s Arena District, as the asset was reclassified as held for sale at June 30, 2010.   Additionally, in conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, the Company recorded a pre-tax impairment charge of $0.2 million for the six months ended June 30, 2010.

The valuation technique used to measure the long-lived assets was the market approach. For the land held for sale in Columbus, Ohio, the Company engaged a qualified external real estate appraiser to assist in the valuation, which was based on the sales prices of properties with similar characteristics to the Company’s property in the Columbus Arena District.

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

The Company recorded a $0.1 million and $0.2 million pre-tax loss during the three and six months ended June 30, 2010, respectively, and a $0.3 million and $5.7 million pre-tax loss during the three and six months ended June 30, 2009, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under the Company’s insurance policies and certain consulting fees.

The $13.9 million and $33.5 million insurance receivable within the consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively, was limited to the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Empress Casino Hotel that are expected to be recovered via the insurance claim. During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company received $20.0 million and $20.6 million, respectively, in insurance proceeds related to the fire at Empress Casino Hotel.

17. Subsequent Events

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since June 30, 2010 that required recognition or disclosure in the consolidated financial statements, except for those disclosed below.

On July 1, 2010, the Company closed its acquisition of Beulah Park in Grove City, Ohio from Heartland Jockey Club Ltd. Located on approximately 210 acres just outside Columbus, Ohio, Beulah Park is a thoroughbred racing facility that features live thoroughbred racing from October to May as well as simulcast wagering from a number of nationwide tracks. Beulah Park includes a grandstand, outdoor paddock, a clubhouse lounge and four dining options.

On May 7, 2010, the Company announced that it had agreed to establish a joint venture with MI Developments, Inc. (“MI Developments”) to own and operate the Maryland Jockey Club and on July 1, 2010, the Company closed the transaction. Under the terms of the joint venture, the Company and MI Developments will work collaboratively to strengthen and enhance the racing operations at Laurel Park and Pimlico, to maximize the use and value of the Maryland Jockey Club’s real estate assets and to pursue other opportunities, including the potential for gaming.  In connection with the pursuit of gaming opportunities, on July 20, 2010, the Maryland Court of Appeals (the state’s highest court) held that a referendum may be placed on the ballot for the November 2010 general election to determine whether local zoning should permit a video lottery facility to be located at the currently proposed mall site.  If the zoning for the currently proposed mall site is rejected by the voters, the Company expects the state will re-open the bidding process for the Anne Arundel Gaming zone, and the joint venture will have the opportunity to bid on the gaming license along with other gaming operators.

In November 2009, the Company entered into an agreement permitting Lakes to invest up to a 10% equity interest in each of the Company’s proposed facilities in Columbus and Toledo, Ohio. On July 16, 2010, the Company paid $25 million to Lakes to terminate the agreement.  In exchange for this payment, Lakes agreed to relinquish all of its rights, title and interests held in connection with these two projects.  In accordance with ASC 810, “Consolidation,” the Company will account for this payment as a repurchase of non-controlling interest and charge additional paid in capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. We currently own, manage, or have ownership interests in twenty-two facilities in the following sixteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario. We believe that our portfolio of assets provides us with diversified cash flow from operations.

We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company, Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club), greenfield projects (such as at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway, as well as our proposed facilities in Kansas and Ohio) and property expansions (such as at Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). On July 1, 2010, we closed the transactions to purchase Beulah Park in Grove City, Ohio and establish a joint venture to own and operate the Maryland Jockey Club.

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

We intend to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties and the continued pursuit of strategic acquisitions and the development of gaming properties, particularly in attractive regional markets. Current capital projects are ongoing at several of our existing properties, including Empress Casino Hotel, Hollywood Casino at Charles Town Races, Hollywood Casino at Penn National Race Course, and Hollywood Casino Perryville, as well as at our proposed facilities in Kansas and Ohio.

Key performance indicators related to gaming revenue are slot handle (volume indicator), table game drop (volume indicator) and “win” or “hold” percentages. Our typical property slot win percentage is in the range of 6% to 10% of slot handle, and our typical table game win percentage is in the range of 12% to 25% of table game drop.

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

Executive Summary

Factors affecting our results for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, included the impairment loss in the second quarter of 2010 for the land held for sale in Columbus, Ohio, the police services contract termination at Hollywood Casino Aurora, decreases in consumer spending on gaming activities caused by current economic conditions, competitive pressures, the impairment loss for the replaced Lawrenceburg vessel in the second quarter of 2009, the continued impact of the opening of the new casino riverboat in late June 2009 at Hollywood Casino Lawrenceburg, the fire at Empress Casino Hotel in March 2009, and increased depreciation and amortization expense and interest expense.

Financial Highlights:

•                  Income from operations decreased by $25.0 million, or 32.6%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to the impairment loss in the second quarter of 2010 for the land held for sale in Columbus, Ohio, the police services contract termination at Hollywood Casino Aurora, decreases in consumer spending on gaming activities caused by current economic conditions, competitive pressures, and increased depreciation and amortization expense, all of which were partially offset by the impairment loss for the replaced Lawrenceburg vessel in the second quarter of 2009, the inclusion of a full quarter results at Empress Casino Hotel in 2010 versus only six days in 2009 due to the fire that occurred in March 2009, and the continued impact of the opening of the new casino riverboat in late June 2009 at Hollywood Casino Lawrenceburg.

•                  Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries decreased by $19.3 million, or 67.9%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to the variances explained above, an increase in interest expense and a decrease in income taxes.

Other Developments:

•                  In July 2010, we entered into an agreement to pay $25 million to Lakes to terminate a Funding and Option agreement, which permitted Lakes to invest up to a 10% equity interest in each of our proposed facilities in Columbus and Toledo, Ohio.  In exchange for this payment, Lakes agreed to relinquish all of its rights, title and interests held in connection with these two projects. See Note 17 to the Consolidated Financial Statements for further discussion.

•                  In July 2010, table games and poker tables were added to Hollywood Casino at Charles Town Races and the facility transitioned to the Hollywood Casino brand. We also plan to install a high-end steakhouse/lounge in the fourth quarter of 2010 and begin construction on a Hollywood on the Roof entertainment lounge in the first half of 2011.

•                  In July 2010, table games and poker tables were added to Hollywood Casino at Penn National Race Course, in response to the Pennsylvania legislature passing legislation permitting table games for gaming licensees in January 2010.

•                  In June 2010, we announced that the new Hollywood Casino Perryville in Cecil County, Maryland will open to the public on September 30, 2010, four weeks earlier than originally estimated, subject to final customary approvals.  In October 2009, the Maryland Video Lottery Facility Location Commission selected us to develop and manage a video lottery terminal facility in Cecil County, Maryland. Following our selection, we exercised our option and completed the purchase of approximately 36 acres of land located in Perryville, Maryland, and commenced construction of a $97.5 million Hollywood-themed facility, inclusive of licensing fees of $9.0 million. The new facility will feature 75,000 square feet of gaming space, 1,500 video lottery terminals, food and beverage offerings, and parking for over 1,600 vehicles.

•                  In June 2010, our Board of Directors authorized the repurchase of up to $300 million of our Common Stock continuing until the Annual Meeting of Shareholders in 2011, unless otherwise extended or shortened by the Board of Directors.

•                  In May 2010, we repaid all of the outstanding borrowings under the Tranche A Revolving Loan using cash on hand and in connection therewith terminated this part of the senior secured credit facility.  During the three and six months ended June 30, 2010, we recorded a $0.5 million loss on early extinguishment of debt for the write-off of debt issuance costs related to the termination of the Tranche A Revolving Loan. In addition, in May 2010, we repaid all of the outstanding borrowings under the Tranche B Revolving Loan using cash on hand.

•                  On May 7, 2010, we announced that we had agreed to establish a joint venture with MI Developments, Inc. (“MI Developments”) to own and operate the Maryland Jockey Club and on July 1, 2010, we closed the transaction. Under the terms of the joint venture, the Company and MI Developments will work collaboratively to strengthen and enhance the racing operations at Laurel Park and Pimlico, to maximize the use and value of the Maryland Jockey Club’s real estate assets and to pursue other opportunities, including the potential for gaming.  In connection with the pursuit of gaming opportunities, on July 20, 2010, the Maryland Court of Appeals (the state’s highest court) held that a referendum may be placed on the ballot for the November 2010 general election to determine whether local zoning should permit a video lottery facility to be located at the currently proposed mall site.  If the zoning for the currently proposed mall site is rejected by the voters, we expect the state will re-open the bidding process for the Anne Arundel Gaming zone, and the joint venture will have the opportunity to bid on the gaming license along with other gaming operators.

•                  On May 4, 2010, in a statewide election in Ohio, the voters determined that our casino in Columbus will be located at the site of the former Delphi Automotive plant in Columbus’s West Side. As a result of the election, we initiated the process to sell the parcel of land that we purchased in Columbus’s Arena District, and reclassified the land as held for sale. We obtained an appraisal to determine the estimated fair market value of the parcel of land that we had purchased in Columbus’s Arena District, and recorded a pre-tax impairment charge of $30.5 million during the three and six months ended June 30, 2010 which was comprised of the difference between the land’s estimated fair market value less costs to sell and its carrying value. Plans are currently being developed for a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees. The project scope for Hollywood Casino Columbus is in development, with a planned casino opening of 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Columbus is estimated to be completed in the fourth quarter of 2012. In December 2009, we announced that we had completed the purchase of a 44-acre site in Toledo, Ohio that was expressly authorized for casino gaming as part of the amendment to Ohio’s Constitution. Plans are also currently being developed for a $300 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees. The project scope for Hollywood Casino Toledo is in development, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo is estimated to be completed in the first half of 2012.

•                  In April 2010, we entered into a termination contract with the city of Aurora, Illinois, whereby we will pay $7 million in lieu of perpetual annual payments (which are currently about $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day.  A payment of $1.5 million was made on June 1, 2010 and additional payments of $1.5 million, $2.0 million and $2.0 million are due on September 1, 2010, June 1, 2011, and June 1, 2012, respectively.  This liability was discounted using an estimate of our incremental borrowing rate over the term of the obligation ..  The accretion of this discount will be recorded in interest expense in the consolidated statements of income.

•                  In March 2010, we announced that we had entered into a definitive agreement to purchase Beulah Park in Grove City, Ohio from Heartland Jockey Club Ltd. Located on approximately 210 acres just outside Columbus, Ohio, Beulah Park is a thoroughbred racing facility that features live thoroughbred racing from October to May as well as simulcast wagering from a number of nationwide tracks. Beulah Park includes a grandstand, outdoor paddock, a clubhouse lounge and four dining options. On July 1, 2010, we closed the transaction.

•                  In February 2010, Kansas Entertainment, LLC (“Kansas Entertainment”) received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of a Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway. Kansas Entertainment began construction of the facility in the second quarter of 2010 and has a planned opening in the first half of 2012. The approximately $410 million facility, inclusive of licensing fees, is expected to feature a 100,000 square foot casino with capacity for 2,300 slot machines, 61 table games and 25 poker tables, a 1,500 parking structure, as well as a variety of dining and entertainment amenities. Kansas Entertainment is resolving final design and program details at this time.  We, along with our partner in Kansas Entertainment, International Speedway Corporation (“International Speedway”), will share equally the cost of developing and constructing the proposed facility, and intend to jointly seek third party financing for the project. If such third party financing cannot be obtained on satisfactory terms, we and International Speedway are prepared to finance the project. We estimate that our share of the project will be approximately $155 million.

•                  On March 20, 2009, Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. At that time, we carried a builders’ risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders’ risk insurance policy included a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, we carried comprehensive business interruption and property damage insurance for the operational components of the Empress Casino Hotel with an overall limit of $228 million. The operational insurance policy included a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire. We recorded a $0.1 million and $0.2 million pre-tax loss during the three and six months ended June 30, 2010, respectively, and a  $0.3 million and $5.7 million pre-tax loss during the three and six months ended June 30, 2009, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under the Company’s insurance policies and certain consulting fees. During the six months ended June 30, 2010 and the year ended December 31, 2009, we received $20.0 million and $20.6 million, respectively, in insurance proceeds related to the fire at Empress Casino Hotel.

•                  Current capital projects are ongoing at several of our existing properties, including Empress Casino Hotel, Hollywood Casino at Charles Town Races, Hollywood Casino at Penn National Race Course, and Hollywood Casino Perryville, as well as at our proposed facilities in Kansas and Ohio. Additional information regarding our capital projects is discussed in detail in the section entitled “Liquidity and Capital Resources—Capital Expenditures” below.

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

Long-lived assets

At June 30, 2010, we had a net property and equipment balance of $1,908.5 million within our consolidated balance sheet, representing 42.7% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

At June 30, 2010, we had $1,377.3 million in goodwill and $402.3 million in other intangible assets within our consolidated balance sheet, representing 30.8% and 9.0% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

Income taxes

At June 30, 2010, we had a net deferred tax liability balance of $99.4 million within our consolidated balance sheet. We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2010, we had a liability for unrecognized tax benefits of $35.3 million, which is included in noncurrent tax liabilities within our consolidated balance sheet. We operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

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

The results of operations for the three and six months ended June 30, 2010 and 2009 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
Gaming	$543,190	$526,390	$1,086,563	$1,086,293
Management service fee	4,012	3,674	7,206	6,707
Food, beverage and other	84,752	86,247	165,184	170,869
Gross revenues	631,954	616,311	1,258,953	1,263,869
Less promotional allowances	(33,643)	(35,494)	(68,319)	(70,826)
Net revenues	598,311	580,817	1,190,634	1,193,043

Operating expenses:
Gaming	289,621	286,620	580,482	584,182
Food, beverage and other	66,628	65,529	129,848	130,058
General and administrative	106,953	93,001	201,469	192,471
Impairment losses	30,590	11,689	30,726	11,689
Empress Casino Hotel fire	155	331	214	5,731
Depreciation and amortization	52,653	46,942	103,833	91,372
Total operating expenses	546,600	504,112	1,046,572	1,015,503
Income from operations	$51,711	$76,705	$144,062	$177,540

The results of operations by property for the three and six months ended June 30, 2010 and 2009 are summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended June 30,	2010	2009	2010	2009
	(in thousands)

Hollywood Casino at Charles Town Races	$112,365	$121,435	$26,034	$28,004
Hollywood Casino Lawrenceburg	110,165	95,370	23,814	11,351
Hollywood Casino at Penn National Race Course	79,974	77,149	8,186	1,148
Hollywood Casino Aurora	41,889	52,346	3,632	15,048
Empress Casino Hotel	34,408	3,640	6,406	(1,239)
Argosy Casino Riverside	47,483	48,470	13,200	13,660
Hollywood Casino Baton Rouge	29,007	31,343	8,183	10,586
Argosy Casino Alton	18,138	20,500	2,320	3,343
Hollywood Casino Tunica	21,916	23,711	4,207	3,993
Hollywood Casino Bay St. Louis	22,123	25,422	516	2,473
Argosy Casino Sioux City	13,824	13,322	3,929	3,558
Boomtown Biloxi	17,110	18,919	969	1,838
Hollywood Slots Hotel and Raceway	17,541	17,226	112	(462)
Bullwhackers	4,829	4,720	(460)	(26)
Black Gold Casino at Zia Park	20,064	19,779	5,590	5,697
Casino Rama management service contract	4,012	3,674	3,687	3,234
Raceway Park	1,854	2,112	(368)	(276)
Sanford-Orlando Kennel Club	1,609	1,679	(30)	(76)
Unconsolidated affiliates	—	—	—	—
Corporate overhead	—	—	(58,216)	(25,149)
Total	$598,311	$580,817	$51,711	$76,705

	Net Revenues		Income (loss) from Operations
Six Months Ended June 30,	2010	2009	2010	2009
	(in thousands)

Hollywood Casino at Charles Town Races	$215,580	$239,339	$48,115	$55,825
Hollywood Casino Lawrenceburg	221,211	196,871	48,100	37,799
Hollywood Casino at Penn National Race Course	155,584	150,104	15,002	7,774
Hollywood Casino Aurora	85,878	101,100	14,631	28,496
Empress Casino Hotel	70,452	36,509	12,427	(2,097)
Argosy Casino Riverside	96,202	98,765	27,540	28,186
Hollywood Casino Baton Rouge	59,556	66,432	17,674	23,094
Argosy Casino Alton	36,756	41,099	5,106	6,910
Hollywood Casino Tunica	44,278	48,121	9,186	8,669
Hollywood Casino Bay St. Louis	43,453	51,411	998	5,054
Argosy Casino Sioux City	28,498	27,239	8,354	7,437
Boomtown Biloxi	35,317	38,862	3,157	5,689
Hollywood Slots Hotel and Raceway	33,766	31,591	(295)	(1,315)
Bullwhackers	9,712	9,572	(1,060)	(494)
Black Gold Casino at Zia Park	40,690	42,125	11,624	12,814
Casino Rama management service contract	7,206	6,707	6,496	5,968
Raceway Park	3,165	3,601	(606)	(542)
Sanford-Orlando Kennel Club	3,330	3,595	37	80
Unconsolidated affiliates	—	—	—	—
Corporate overhead	—	—	(82,424)	(51,807)
Total	$1,190,634	$1,193,043	$144,062	$177,540

Revenues

Revenues for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2010	2009	Variance	Variance
Gaming	$543,190	$526,390	$16,800	3.2%
Management service fee	4,012	3,674	338	9.2%
Food, beverage and other	84,752	86,247	(1,495)	(1.7)%
Gross revenues	631,954	616,311	15,643	2.5%
Less promotional allowances	(33,643)	(35,494)	1,851	5.2%
Net revenues	$598,311	$580,817	$17,494	3.0%

				Percentage
Six Months Ended June 30,	2010	2009	Variance	Variance
Gaming	$1,086,563	$1,086,293	$270	0.0%
Management service fee	7,206	6,707	499	7.4%
Food, beverage and other	165,184	170,869	(5,685)	(3.3)%
Gross revenues	1,258,953	1,263,869	(4,916)	(0.4)%
Less promotional allowances	(68,319)	(70,826)	2,507	3.5%
Net revenues	$1,190,634	$1,193,043	$(2,409)	(0.2)%

Gaming revenue

Gaming revenue increased by $16.8 million, or 3.2%, and $0.3 million, or 0.0%, for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to increases at Empress Casino Hotel, Hollywood Casino Lawrenceburg and Hollywood Casino at Penn National Race Course, which were partially offset by decreases at several of our properties.

Gaming revenue at Empress Casino Hotel increased by $29.7 million and $32.7 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Gaming revenue at Hollywood Casino Lawrenceburg increased by $13.5 million and $21.7 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to the continued impact of the opening of the new casino riverboat in late June 2009. In addition, the year-over-year growth also reflects the disruption caused by the casino operations being transitioned from an old gaming vessel to a new vessel in the second quarter of 2009.

Gaming revenue at Hollywood Casino at Penn National Race Course increased by $3.6 million and $9.1 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to the continued growth from a new gaming market.

Gaming revenue at Hollywood Casino Aurora decreased by $9.8 million and $14.4 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions. In addition, the year-over-year decline was impacted by increased patronage in the second quarter of 2009 as a result of the fire at Empress Casino Hotel.

Gaming revenue at Hollywood Casino at Charles Town Races decreased by $8.9 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions such as, but not limited to, higher levels of unemployment. Gaming revenue at Hollywood Casino at Charles Town Races decreased by $22.3 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to current economic conditions and the impact of inclement weather in early 2010.

Gaming revenue at Hollywood Casino Bay St. Louis decreased by $3.2 million and $7.2 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures.

Gaming revenue at Hollywood Casino Baton Rouge decreased by $2.3 million and $6.8 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions.

Gaming revenue at Argosy Casino Alton decreased by $2.2 million and $4.0 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to the opening of a competitor’s casino in early March 2010 and decreases in consumer spending on gaming activities caused by current economic conditions.

Gaming revenue at Boomtown Biloxi decreased by $1.8 million and $3.5 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions.

Gaming revenue at Hollywood Casino Tunica decreased by $1.5 million and $3.2 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions.

Gaming revenue at Argosy Casino Riverside decreased by $1.2 million and $3.1 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures.

Food, beverage and other revenue

Food, beverage and other revenue decreased by $5.7 million, or 3.3%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to decreases at several of our properties, which were partially offset by an increase at Empress Casino Hotel.

Food, beverage and other revenue at Hollywood Casino at Charles Town Races decreased by $2.6 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to current economic conditions and the impact of inclement weather in early 2010.

Food, beverage and other revenue at Hollywood Casino at Penn National Race Course decreased by $2.3 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to the impact of inclement weather on its racing operations in early 2010.

Food, beverage and other revenue at Hollywood Casino Tunica decreased by $2.0 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions.

Food, beverage and other revenue at Hollywood Casino Bay St. Louis decreased by $1.6 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to decreases in consumer spending on gaming activities caused by current economic conditions as well as competitive pressures.

Food, beverage and other revenue at Empress Casino Hotel increased by $3.3 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2010	2009	Variance	Variance
Gaming	$289,621	$286,620	$3,001	1.0%
Food, beverage and other	66,628	65,529	1,099	1.7%
General and administrative	106,953	93,001	13,952	15.0%
Impairment losses	30,590	11,689	18,901	161.7%
Empress Casino Hotel fire	155	331	(176)	(53.2)%
Depreciation and amortization	52,653	46,942	5,711	12.2%
Total operating expenses	$546,600	$504,112	$42,488	8.4%

				Percentage
Six Months Ended June 30,	2010	2009	Variance	Variance
Gaming	$580,482	$584,182	$(3,700)	(0.6)%
Food, beverage and other	129,848	130,058	(210)	(0.2)%
General and administrative	201,469	192,471	8,998	4.7%
Impairment losses	30,726	11,689	19,037	162.9%
Empress Casino Hotel fire	214	5,731	(5,517)	(96.3)%
Depreciation and amortization	103,833	91,372	12,461	13.6%
Total operating expenses	$1,046,572	$1,015,503	$31,069	3.1%

Gaming expense

Gaming expense increased by $3.0 million, or 1.0%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to increases at Empress Casino Hotel and Hollywood Casino Lawrenceburg, which were partially offset by decreases at several of our properties.

Gaming expense decreased by $3.7 million, or 0.6%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to decreases at several of our properties, which were partially offset by increases at Empress Casino Hotel, Hollywood Casino Lawrenceburg and Hollywood Casino at Penn National Race Course.

Gaming expense at Empress Casino Hotel increased by $14.7 million and $16.8 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Gaming expense at Hollywood Casino Lawrenceburg increased by $7.6 million and $13.7 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to an increase in gaming taxes resulting from higher gaming revenue and increased marketing expenses.

Gaming expense at Hollywood Casino at Charles Town Races decreased by $7.3 million and $16.2 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Hollywood Casino Aurora decreased by $6.0 million and $8.6 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue as well as lower payroll and benefit costs, which were partially offset by increased marketing expenses.

Gaming expense at Hollywood Casino Bay St. Louis decreased by $1.3 million and $2.6 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Argosy Casino Alton decreased by $1.2 million and $2.2 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Hollywood Casino at Penn National Race Course decreased by $1.1 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to a decrease in regulatory fees, which was partially offset by an increase in gaming taxes resulting from higher gaming revenue. Gaming expense at Hollywood Casino at Penn National Race Course increased by $1.3 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to an increase in gaming taxes resulting from higher gaming revenue, which was partially offset by a decrease in regulatory fees.

Gaming expense at Hollywood Casino Baton Rouge decreased by $0.9 million and $2.8 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and decreased payroll and benefit costs.

Gaming expense at Hollywood Casino Tunica decreased by $0.9 million and $1.8 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

Gaming expense at Argosy Casino Riverside decreased by $0.7 million and $2.3 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and lower benefit costs.

General and administrative expense

General and administrative expense at the properties includes expenses such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expense also includes lobbying expenses.

General and administrative expense increased by $14.0 million, or 15.0%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to increases at Hollywood Casino Aurora and Empress Casino Hotel and in corporate overhead expense.

General and administrative expense increased by $9.0 million, or 4.7%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to increases at Hollywood Casino Aurora and Empress Casino Hotel, which were partially offset by a decrease in corporate overhead expense.

General and administrative expense at Hollywood Casino Aurora increased by $7.2 million for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, primarily due to the police services contract termination in the second quarter of 2010 for $6.6 million.

General and administrative expense at Empress Casino Hotel increased by $3.2 million and $2.7 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Corporate overhead expense increased by $2.3 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to increased lobbying expenses in Ohio and increased costs related to the pursuit of potential opportunities. Corporate overhead expense decreased by $0.3 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to the expensing of equity-based compensation awards having decreased by $2.2 million, which was partially offset by increased costs related to the pursuit of potential opportunities.

Impairment losses

During the three and six months ended June 30, 2010, in conjunction with the voters determining that our casino in Columbus, Ohio will be located at the site of the former Delphi Automotive plant in Columbus’s West Side, we recorded a pre-tax impairment charge of $30.5 million for the parcel of land that we purchased in Columbus’s Arena District.

During the three and six months ended June 30, 2009, in conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, we recorded a pre-tax impairment loss for the replaced Lawrenceburg vessel of $11.7 million.

Empress Casino Hotel fire

As a result of the Empress Casino Hotel fire, we recorded a $0.1 million and $0.2 million pre-tax loss during the three and six months ended June 30, 2010, respectively, and a $0.3 million and $5.7 million pre-tax loss during the three and six months ended June 30, 2009, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies and certain consulting fees.

Depreciation and amortization expense

Depreciation and amortization expense increased by $5.7 million, or 12.2%, and $12.5 million, or 13.6%, for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to increases at Hollywood Casino Lawrenceburg and Empress Casino Hotel, which were partially offset by a decrease at Hollywood Casino at Penn National Race Course.

Depreciation and amortization expense at Hollywood Casino Lawrenceburg increased by $5.5 million and $10.5 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to the opening of the new casino riverboat in late June 2009.

Depreciation and amortization expense at Empress Casino Hotel increased by $3.3 million and $2.9 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Depreciation and amortization expense at Hollywood Casino at Penn National Race Course decreased by $2.9 million and $1.0 million for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to incremental depreciation expense being recorded following the finalization of the cost segregation study for the casino project in the second quarter of 2009.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2010	2009	Variance	Variance
Interest expense	$(32,911)	$(29,851)	$(3,060)	(10.3)%
Interest income	611	1,603	(992)	(61.9)%
Loss from unconsolidated affiliates	(425)	(416)	(9)	(2.2)%
Loss on early extinguishment of debt	(519)	—	(519)	(100.0)%
Other	1,307	2,887	(1,580)	(54.7)%
Total other expenses	$(31,937)	$(25,777)	$(6,160)	(23.9)%

				Percentage
Six Months Ended June 30,	2010	2009	Variance	Variance
Interest expense	$(67,203)	$(61,089)	$(6,114)	(10.0)%
Interest income	1,341	4,694	(3,353)	(71.4)%
Loss from unconsolidated affiliates	(1,837)	(719)	(1,118)	(155.5)%
Loss on early extinguishment of debt	(519)	—	(519)	(100.0)%
Other	(14)	4,979	(4,993)	(100.3)%
Total other expenses	$(68,232)	$(52,135)	$(16,097)	(30.9)%

Interest expense

Interest expense increased by $3.1 million, or 10.3%, and $6.1 million, or 10.0%, for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to incremental interest expense due to the issuance of the $325 million 8 3/4% senior subordinated notes in August 2009 and lower capitalized interest during the three and six months ended June 30, 2010, which were partially offset by decreased interest expense resulting from lower outstanding balances and lower interest rates on our senior secured credit facility and the redemption of our $200 million 6 7/8% senior subordinated notes in late 2009.

Interest income

Interest income decreased by $1.0 million, or 61.9%, and $3.4 million, or 71.4%, for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to the partial sale of our corporate debt securities in the second quarter of 2009.

Loss from unconsolidated affiliates

Loss from unconsolidated affiliates increased by $1.1 million, or 155.5%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to our share of losses in Kansas Entertainment for the six months ended June 30, 2010.

Loss on early extinguishment of debt

During the three and six months ended June 30, 2010, we recorded a $0.5 million loss on early extinguishment of debt for the write-off of debt issuance costs related to the termination of the Tranche A Revolving Loans.

Other

Other decreased by $1.6 million, or 54.7%, and $5.0 million, or 100.3%, for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009, primarily due to foreign currency translation gains that were recorded during the three and six months ended June 30, 2010, which were partially offset by the partial sale of our corporate debt securities in the second quarter of 2009.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) decreased to 43.1% for the six months ended June 30, 2010, as compared to 44.9% for the six months ended June 30, 2009, primarily as we received a favorable resolution for an uncertain tax position during the six months ended June 30, 2010 offset by an increase to our current state income taxes based upon the geographic source of our earnings. The effective tax rate for the six months ended June 30, 2010 was also unfavorably impacted by the previously mentioned impairment charge on our Columbus property that was reclassified as held for sale at June 30, 2010.

Our effective tax rate increased to 64.7% for the three months ended June 30, 2010, as compared to 44.1% for the three months ended June 30, 2009, primarily due to the impairment charge on our Columbus property which  had an unfavorable impact to our effective rate by lowering income from operations before income taxes; coupled with an increase to our current state income taxes based upon the geographic source of our earnings.

Our effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.  We expect our effective tax rate to be approximately 45% for the second half of 2010.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $223.3 million and $165.3 million for the six months ended June 30, 2010 and 2009, respectively.  Net cash provided by operating activities for the six months ended June 30, 2010 included non-cash reconciling items, such as depreciation, amortization, loss on police services contract termination at Hollywood Casino Aurora, impairment losses, and the charge for stock compensation, of $154.6 million, net income including noncontrolling interests of $43.1 million, and net changes in asset and liability accounts of $25.6 million. Net cash provided by operating activities increased by $58.0 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to increased cash receipts due to higher cash income and insurance proceeds received during the six months ended June 30, 2010 as a result of the Empress Casino Hotel fire.

Net cash used in investing activities totaled $275.2 million and $63.6 million for the six months ended June 30, 2010 and 2009, respectively. Net cash used in investing activities for the six months ended June 30, 2010 included expenditures for property and equipment totaling $211.0 million, increase in cash in escrow of $37.6 million, acquisition of gaming licenses of $19.2 million, and investment in Kansas Entertainment of $13.5 million, all of which were partially offset by proceeds from the sale of property and equipment and insurance proceeds received as a result of the Empress Casino Hotel fire totaling $1.3  million and $4.8 million, respectively.

Net cash used in financing activities totaled $263.1 million and $52.8 million for the six months ended June 30, 2010 and 2009, respectively. Net cash used in financing activities for the six months ended June 30, 2010 included the repurchase of Preferred Stock and Common Stock for $11.2 million and $9.9 million, respectively, and principal payments on long-term debt and on insurance financing totaling $295.9 million and $5.9 million, respectively. All of these were partially offset by proceeds from the exercise of options totaling $2.8 million, proceeds from the issuance of long-term debt, net of issuance costs of $56.7 million, and the tax benefit from stock options exercised totaling $0.3 million.

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

The following table summarizes our expected capital project expenditures by property for the fiscal year ending December 31, 2010, and actual expenditures for the six months ended June 30, 2010 (excluding licensing fees). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2010.

Property	Expected for Year Ending December 31, 2010	Expenditures for Six Months Ended June 30, 2010	Balance to Expend in 2010
	(in millions)

Hollywood Casino Lawrenceburg	$14.3	$10.2	$4.1
Empress Casino Hotel (1)	60.6	24.9	35.7
Hollywood Casino at Charles Town Races	38.6	12.4	26.2
Hollywood Casino at Penn National Race Course	6.2	2.7	3.5
Hollywood Casino Perryville	67.2	29.7	37.5
Hollywood Casino Columbus	86.3	74.3	12.0
Hollywood Casino Toledo	33.2	3.4	29.8
Other	14.1	5.5	8.6
Total	$320.5	$163.1	$157.4

(1)           Net of anticipated amounts to be received from insurance proceeds.

At Hollywood Casino Lawrenceburg, new meeting space partially opened in December 2009 and was fully completed in February 2010. In addition, a new steakhouse/lounge was opened in April 2010 and a new mid-priced restaurant opened in July 2010.

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

In December 2009, we announced our intention to install table games at Hollywood Casino at Charles Town Races following voter approval of table games in the December 5, 2009 special election. Plans currently include renovations to various areas of the existing facility to allow for 85 table games and 27 poker tables, a high-end steakhouse/lounge, and a Hollywood on the Roof entertainment lounge. The table games and poker tables opened in July 2010. The high-end steakhouse/lounge is expected to be completed in the fourth quarter of 2010. Construction on the entertainment lounge is planned to begin in the first half of 2011.

In January 2010, the Pennsylvania legislature passed legislation permitting the operation of table games by existing gaming licensees. In July 2010, we added 40 table games and 12 poker tables at Hollywood Casino at Penn National Race Course. We are hopeful that the recent installation of table games will drive increased customer traffic at both Hollywood Casino at Charles Town

Races and Hollywood Casino at Penn National Race Course to generate higher incremental ancillary revenues from existing product offerings such as slot machines.

In Cecil County, Maryland, following our selection by the Maryland Video Lottery Facility Location Commission to develop and manage a video lottery terminal facility in 2009, we exercised our option and completed the purchase of approximately 36 acres of land located in Perryville, Maryland, and commenced construction of a $97.5 million Hollywood-themed facility, inclusive of licensing fees of $9.0 million. The new facility will feature 75,000 square feet of gaming space, 1,500 video lottery terminals, food and beverage offerings, and parking for over 1,600 vehicles. The facility is expected to open to the public on September 30, 2010, four weeks earlier than originally estimated, subject to final customary approvals.

In November 2009, the “Ohio Jobs and Growth Plan,” a casino ballot proposal calling for an amendment to Ohio’s Constitution to authorize casinos in the state’s four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. Plans are currently being developed for a $300 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, and a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees. The project scope for Hollywood Casino Toledo is in development, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. The project scope for Hollywood Casino Columbus is in development, with a planned casino opening of 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo is estimated to be completed in the first half of 2012 and Hollywood Casino Columbus is estimated to be completed in the fourth quarter of 2012.

On May 4, 2010, in a statewide election in Ohio, the voters determined that our casino in Columbus will be located at the site of the former Delphi Automotive plant in Columbus’s West Side. As a result of the election, we initiated the process to sell the parcel of land that we purchased in Columbus’s Arena District, and reclassified the land as held for sale. We obtained an appraisal to determine the estimated fair market value of the parcel of land that we purchased in Columbus’s Arena District and recorded a pre-tax impairment charge of $30.5 million during the three and six months ended June 30, 2010 which was comprised of the difference between the land’s estimated fair market value less costs to sell and its carrying value.

During the six months ended June 30, 2010, we spent approximately $47.9 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2010 to date.

Debt

Senior Secured Credit Facility

During the six months ended June 30, 2010, our senior secured credit facility amount outstanding decreased by $237.5 million primarily due to repayment of all of the outstanding borrowings under the Tranche A Revolving Loan and Tranche B Revolving Loan of our senior secured credit facility using cash on hand.

Other Long-Term Obligations

In April 2010, we entered into a termination contract with the city of Aurora, Illinois, whereby we will pay $7 million in lieu of perpetual annual payments (which are currently about $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day.  A payment of $1.5 million was made on June 1, 2010 and additional payments of $1.5 million, $2.0 million and $2.0 million are due on September 1, 2010, June 1, 2011, and June 1, 2012, respectively.  This liability was discounted using an estimate of our incremental borrowing rate over the term of the obligation.  The accretion of this discount will be recorded in interest expense in the consolidated statements of income.

Covenants

Our senior secured credit facility and $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, our senior secured credit facility and $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

At June 30, 2010, we were in compliance with all required financial covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at June 30, 2010 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates at period-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each period-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve at June 30, 2010.

	7/1/10 - 6/30/11	7/1/11 - 6/30/12	7/1/12 - 6/30/13	7/1/13 - 6/30/14	7/1/14 - 6/30/15	Thereafter	Total	Fair Value 6/30/10
	(in thousands)
Long-term debt:
Fixed rate		$—	$—	$—	$250,000	$325,000	$575,000	$577,375
Average interest rate	—	—	—	—	6.75%	8.75%

Other Long Term Obligations	$3,244	$1,880	$—	$—	$—	$—	$5,124	$5,124
Average interest rate	6.20%	6.20%	—	—	—	—

Variable rate	$—	$1,130,375	$387,750	$—	$—	$—	$1,518,125	$1,518,125
Average interest rate (1)	—	3.40%	3.78%	—	—	—

Leases	$1,053	$1,123	$79	$85	$93	$1,702	$4,135	$4,135
Average interest rate	5.69%	5.66%	7.72%	7.72%	7.72%	7.72%

Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$540,000	$—	$—	$—	$—	$—	N/A	$(32,824)
Average pay rate	2.30%						N/A
Average receive rate (3)	1.22%						N/A

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective in providing that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.

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

ITEM 1A — Risk Factors

We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchases of common equity securities during the quarter ended June 30, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1, 2010 - April 30, 2010	—	$—	—	$—
May 1, 2010 - May 31, 2010	—	—	—	—
June 1, 2010 - June 30, 2010	408,790	24.25	408,790	291,310,018

Of the 408,790 shares repurchased, (a) 50,000 shares were repurchased pursuant to a repurchase program announced by the Company on July 3, 2008, under which the Board of Directors authorized the repurchase of up to $200 million of the Company’s Common Stock and (b) 358,790 shares were repurchased pursuant to a new repurchase program announced by the Company on June 15, 2010, under which the Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock effective as of June 9, 2010 and continuing until the Annual Meeting of Shareholders in 2011, unless otherwise extended or shortened by the Board of Directors. The new repurchase program replaces the program authorized by the Board of Directors in July 2008.

ITEM 3 — Defaults upon Senior Securities

Not applicable.

ITEM 5 — Other information

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1

Employment Agreement dated April 28, 2010 between Penn National Gaming, Inc. and Peter M. Carlino (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 4, 2010).

10.2

First Amendment to Employment Agreement dated June 16, 2010 between Penn National Gaming, Inc. and John F. Finamore (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 22, 2010).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text. **

*              Filed herewith

**           Pursuant to Rule 406T of Regulation S-T, the Indenture Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

August 9, 2010	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1

Employment Agreement dated April 28, 2010 between Penn National Gaming, Inc. and Peter M. Carlino (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 4, 2010).

10.2

First Amendment to Employment Agreement dated June 16, 2010 between Penn National Gaming, Inc. and John F. Finamore (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 22, 2010).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text. **

*                                         Filed herewith.

**           Pursuant to Rule 406T of Regulation S-T, the Indenture Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.