Form 10-Q
period 2010-09-30
PENN NATIONAL GAMING INC
filed 2010-11-05
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of October 29, 2010
Common Stock, par value $.01 per share	78,019,629 (includes 569,800 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations. Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to receive regulatory approvals for our new businesses and to maintain regulatory approvals for our existing businesses; our ability to receive regulatory approvals required to complete, or other delays or impediments to completing, our obtaining control of the equity or assets of The M Resort LLC, including litigation from third parties; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in the jurisdictions in which we do business (such as a smoking ban at any of our facilities) or in jurisdictions where we seek to do business; the activities of our competitors and the emergence of new competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; delays or changes to, or cancellations of, planned capital projects at our gaming and pari-mutuel facilities or an inability to achieve the expected returns from such projects; construction factors, including delays, unexpected remediation costs, local opposition and increased cost of labor and materials; the ability to recover proceeds on significant insurance claims; our ability to identify attractive acquisition and development opportunities and to agree to terms with partners for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; the availability and cost of financing; the maintenance of agreements and relationships with our horsemen, pari-mutuel clerks and other organized labor groups; the outcome of pending legal proceedings; the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; changes in accounting standards; third-party relations and approvals; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$355,442	$713,118
Receivables, net of allowance for doubtful accounts of $3,021 and $3,548 at September 30, 2010 and December 31, 2009, respectively	43,917	46,672
Insurance receivable	—	33,494
Prepaid expenses	42,841	70,947
Deferred income taxes	21,479	23,619
Other current assets	78,215	41,021
Total current assets	541,894	928,871
Property and equipment, net	1,945,538	1,837,504
Other assets
Investment in and advances to unconsolidated affiliates	70,936	26,305
Goodwill	1,375,948	1,379,961
Other intangible assets	420,304	386,531
Debt issuance costs, net of accumulated amortization of $42,193 and $39,703 at September 30, 2010 and December 31, 2009, respectively	30,782	40,889
Other assets	104,277	112,555
Total other assets	2,002,247	1,946,241
Total assets	$4,489,679	$4,712,616

Liabilities
Current liabilities
Current maturities of long-term debt	$2,970	$86,071
Accounts payable	19,867	19,850
Accrued expenses	89,605	110,108
Accrued interest	32,408	61,786
Accrued salaries and wages	66,213	65,608
Gaming, pari-mutuel, property, and other taxes	51,945	38,943
Insurance financing	3,233	6,752
Other current liabilities	42,686	41,138
Total current liabilities	308,927	430,256

Long-term liabilities
Long-term debt, net of current maturities	2,098,105	2,248,706
Deferred income taxes	126,029	127,107
Noncurrent tax liabilities	38,856	46,702
Other noncurrent liabilities	8,970	7,769
Total long-term liabilities	2,271,960	2,430,284

Shareholders’ equity
Penn National Gaming, Inc. and subsidiaries shareholders’ equity:
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,275 and 12,500 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 77,906,575 and 78,972,256 shares issued at September 30, 2010 and December 31, 2009, respectively)	774	786
Additional paid-in capital	1,430,332	1,480,476
Retained earnings	491,072	397,407
Accumulated other comprehensive loss	(13,386)	(26,028)
Total Penn National Gaming, Inc. and subsidiaries shareholders’ equity	1,908,792	1,852,641
Noncontrolling interests	—	(565)
Total shareholders’ equity	1,908,792	1,852,076
Total liabilities and shareholders’ equity	$4,489,679	$4,712,616

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues
Gaming	$582,307	$565,483	$1,668,870	$1,651,776
Food, beverage and other	85,787	87,404	250,971	258,273
Management service fee	4,363	4,239	11,569	10,946
Gross revenues	672,457	657,126	1,931,410	1,920,995
Less promotional allowances	(34,201)	(36,700)	(102,520)	(107,526)
Net revenues	638,256	620,426	1,828,890	1,813,469

Operating expenses
Gaming	309,991	303,420	890,473	887,602
Food, beverage and other	66,857	69,100	196,705	199,158
General and administrative	102,164	110,116	303,633	302,587
Depreciation and amortization	53,842	50,055	157,675	141,427
Impairment losses	816	120	31,542	11,809
Empress Casino Hotel fire	(5,876)	211	(5,662)	5,942
Total operating expenses	527,794	533,022	1,574,366	1,548,525
Income from operations	110,462	87,404	254,524	264,944

Other income (expenses)
Interest expense	(32,412)	(36,785)	(99,615)	(97,874)
Interest income	398	956	1,739	5,650
Loss from unconsolidated affiliates	(3,925)	(36)	(5,762)	(755)
Loss on early extinguishment of debt	—	(3,599)	(519)	(3,599)
Other	8,259	(2,560)	8,245	2,419
Total other expenses	(27,680)	(42,024)	(95,912)	(94,159)

Income from operations before income taxes	82,782	45,380	158,612	170,785
Taxes on income	34,437	24,029	67,140	80,293
Net income including noncontrolling interests	48,345	21,351	91,472	90,492
Less: Net loss attributable to noncontrolling interests	—	—	(2,193)	—
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$48,345	$21,351	$93,665	$90,492

Earnings per common share attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Basic earnings per common share	$0.51	$0.22	$0.97	$0.94
Diluted earnings per common share	$0.46	$0.20	$0.88	$0.85

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data) (unaudited)

	Penn National Gaming, Inc. shareholders
	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity	Income (Loss)
Balance, December 31, 2008	12,500	$—	78,148,488	$782	$1,442,829	$662,355	$(48,693)	$—	$2,057,273
Stock option activity, including tax benefit of $1,885	—	—	367,538	3	27,499	—	—	—	27,502	$—
Restricted stock	—	—	105,500	—	1,738	—	—	—	1,738	—
Change in fair value of interest rate swap contracts, net of income taxes of $5,451	—	—	—	—	—	—	9,681	—	9,681	9,681
Change in fair value of corporate debt securities	—	—	—	—	—	—	6,537	—	6,537	6,537
Foreign currency translation adjustment	—	—	—	—	—	—	907	—	907	907
Net income	—	—	—	—	—	90,492	—	—	90,492	90,492
Balance, September 30, 2009	12,500	$—	78,621,526	$785	$1,472,066	$752,847	$(31,568)	$—	$2,194,130	$107,617

Balance, December 31, 2009	12,500	$—	78,972,256	$786	$1,480,476	$397,407	$(26,028)	$(565)	$1,852,076
Repurchase of preferred stock	(225)	—	—	—	(11,200)	—	—	—	(11,200)	$—
Repurchase of noncontrolling interest	—	—	—	—	(27,758)	—	—	2,758	(25,000)	—
Stock option activity, including tax benefit of $402	—	—	315,609	3	20,203	—	—	—	20,206	—
Share activity	—	—	(1,526,400)	(15)	(35,843)	—	—	—	(35,858)	—
Restricted stock	—	—	145,110	—	4,454	—	—	—	4,454	—
Change in fair value of interest rate swap contracts, net of income taxes of $6,732	—	—	—	—	—	—	11,588	—	11,588	11,588
Change in fair value of corporate debt securities	—	—	—	—	—	—	780	—	780	780
Foreign currency translation adjustment	—	—	—	—	—	—	274	—	274	274
Net income (loss)	—	—	—	—	—	93,665	—	(2,193)	91,472	91,472
Balance, September 30, 2010	12,275	$—	77,906,575	$774	$1,430,332	$491,072	$(13,386)	$—	$1,908,792	$104,114

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands) (unaudited)

Nine Months Ended September 30,	2010	2009
Operating activities
Net income including noncontrolling interests	$91,472	$90,492
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	157,675	141,427
Amortization of items charged to interest expense and interest income	9,520	7,338
Loss (gain) on sale of fixed assets	923	(340)
Loss from unconsolidated affiliates	5,762	755
Loss on early extinguishment of debt	519	3,599
Empress Casino Hotel fire	—	5,064
Loss on police services contract termination at Hollywood Casino Aurora	6,624	—
Gain on accelerated payment of other long-term obligations	—	(1,305)
Gain on sale of corporate debt securities	—	(6,598)
Deferred income taxes	(5,631)	(13,091)
Charge for stock-based compensation	19,757	21,904
Impairment losses	31,542	11,689
(Increase) decrease, net of businesses acquired
Accounts receivable	(447)	(18,331)
Insurance receivable	28,674	—
Prepaid expenses and other current assets	31,665	(1,520)
Other assets	11,894	2,645
Increase (decrease), net of businesses acquired
Accounts payable	2,606	(2,648)
Accrued expenses	(21,345)	(4,065)
Accrued interest	(11,058)	(4,307)
Accrued salaries and wages	605	12,155
Gaming, pari-mutuel, property and other taxes	13,002	6,278
Income taxes	—	13,184
Other current and noncurrent liabilities	2,749	8,402
Other noncurrent tax liabilities	(6,802)	4,109
Net cash provided by operating activities	369,706	276,836
Investing activities
Expenditures for property and equipment	(285,284)	(227,575)
Proceeds from sale of property and equipment	1,425	2,120
Proceeds from sale of corporate debt securities	—	50,602
Proceeds from Empress Casino Hotel fire	4,821	17,000
Investment in joint ventures	(50,266)	(12,500)
Increase in cash in escrow	(30,264)	(25,000)
Acquisition of businesses and gaming licenses	(55,895)	—
Net cash used in investing activities	(415,463)	(195,353)
Financing activities
Proceeds from exercise of options	3,989	4,299
Repurchase of common stock	(35,858)	—
Repurchase of preferred stock	(11,200)	—
Proceeds from issuance of long-term debt, net of issuance costs	56,733	628,108
Principal payments on long-term debt	(297,466)	(697,650)
Proceeds from insurance financing	6,222	12,727
Payments on insurance financing	(9,741)	(12,721)
Repurchase of noncontrolling interest	(25,000)	—
Tax benefit from stock options exercised	402	1,885
Net cash used in financing activities	(311,919)	(63,352)
Net (decrease) increase in cash and cash equivalents	(357,676)	18,131
Cash and cash equivalents at beginning of year	713,118	746,278
Cash and cash equivalents at end of period	$355,442	$764,409
Supplemental disclosure
Interest expense paid	$104,969	$99,692
Income taxes paid	$50,357	$58,741

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Penn National Gaming, Inc. (“Penn”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009 should be read in conjunction with these consolidated financial statements. For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Revenues are recognized net of certain sales incentives in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605-50, “Revenue Recognition—Customer Payments and Incentives” (“ASC 605-50”). The consensus in ASC 605-50 requires that sales incentives and points earned in point-loyalty programs be recorded as a reduction of revenue. The Company recognizes incentives related to gaming play and points earned in point-loyalty programs as a direct reduction of gaming revenue.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Rooms	$6,253	$6,050	$18,213	$16,874
Food and beverage	25,541	27,963	76,576	82,531
Other	2,407	2,687	7,731	8,121
Total promotional allowances	$34,201	$36,700	$102,520	$107,526

The estimated cost of providing such complimentary services for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Rooms	$2,378	$2,373	$6,981	$6,798
Food and beverage	19,137	20,809	57,332	58,193
Other	1,401	1,742	4,872	4,876
Total cost of complimentary services	$22,916	$24,924	$69,185	$69,867

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

In the fourth quarter of 2008, the Company issued 12,500 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method. During the nine months ended September 30, 2010, the Company repurchased 225 shares of Preferred Stock for $11.2 million.

The following table sets forth the allocation of net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries for the three and nine months ended September 30, 2010 and 2009 under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$48,345	$21,351	$93,665	$90,492
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to preferred stock	9,252	4,098	17,853	17,459
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$39,093	$17,253	$75,812	$73,033

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	77,414	78,255	78,228	78,044
Assumed conversion of dilutive employee stock-based awards	817	1,186	796	998
Assumed conversion of preferred stock	27,278	27,778	27,428	27,778
Diluted weighted-average common shares outstanding	105,509	107,219	106,452	106,820

Reflecting the issuance of the Preferred Stock and the repurchase of 225 shares of Preferred Stock during the nine months ended September 30, 2010, the Company is required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the price of the Company’s Common Stock is less than $45, the diluted weighted-

average common shares outstanding is increased by 27,277,778 shares (regardless of how much the stock price is below $45); 2) when the price of the Company’s Common Stock is between $45 and $67, the diluted weighted-average common shares outstanding is increased by an amount which can be calculated by dividing $1.23 billion (face value) by the current price per share of the Company’s Common Stock, which will result in an increase in the diluted weighted-average common shares outstanding of between 18,320,896 shares and 27,277,778 shares; and 3) when the price of the Company’s Common Stock is above $67, the diluted weighted-average common shares outstanding is increased by 18,320,896 shares (regardless of how much the stock price exceeds $67).

Options to purchase 8,517,332 shares and 8,453,582 shares were outstanding during the three and nine months ended September 30, 2010, respectively, but were not included in the computation of diluted EPS because they were antidilutive. Options to purchase 4,729,502 shares and 8,435,832 shares were outstanding during the three and nine months ended September 30, 2009, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Calculation of basic EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$39,093	$17,253	$75,812	$73,033
Weighted-average common shares outstanding	77,414	78,255	78,228	78,044
Basic EPS	$0.51	$0.22	$0.97	$0.94

Calculation of diluted EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$48,345	$21,351	$93,665	$90,492
Diluted weighted-average common shares outstanding	105,509	107,219	106,452	106,820
Diluted EPS	$0.46	$0.20	$0.88	$0.85

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.68 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at September 30, 2010 and 2009:

Nine Months Ended September 30,	2010	2009
Risk-free interest rate	2.00%	2.63%
Expected volatility	49.18%	49.43%
Dividend yield	—	—
Weighted-average expected life (years)	5.68	5.29
Forfeiture rate	5.00%	4.00%

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

Currently, the Company has a number of interest rate swap contracts in place. These contracts serve to mitigate income volatility for a portion of its variable-rate funding. Swap contract coverage extends out through 2011. In effect, these swap contracts synthetically convert the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company receives cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts’ fixed rates. These two respective obligations are net-settled periodically. The Company accounts for these swap contracts as cash flow hedges, which requires determining a division of hedge results deemed effective and deemed ineffective. However, most of the Company’s hedges were designed in such a way so as to perfectly offset specifically-defined interest payments, such that no ineffectiveness has occurred—nor would any ineffectiveness occur, as long as the forecasted cash flows of the designated hedged items and the associated swap contracts remain unchanged.  The notional value of the Company’s cash flow hedges totaled $1.3 billion at September 30, 2010.

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at September 30, 2010.

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

Under cash flow hedge accounting, derivatives are included in the consolidated balance sheets as assets or liabilities at fair value. The interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at September 30, 2010 and December 31, 2009.

During the three and nine months ended September 30, 2010 and 2009, the Company had certain derivative instruments that were not designated to qualify for hedge accounting. The periodic change in the mark-to-market of these derivative instruments is recorded in current period earnings in interest expense in the consolidated statements of income.  The notional value of these derivatives at September 30, 2010 was $948.0 million.

Credit risk relating to derivative counterparties is mitigated by using multiple, highly-rated counterparties, and the credit quality of each is monitored on an ongoing basis.

3.  New Accounting Pronouncements

In July 2010, the FASB issued guidance to improve the disclosures about the credit quality of financing receivables and the allowance for credit losses.  The disclosures are effective for interim and annual reporting periods after December 15, 2010. The Company does not anticipate the adoption of this pronouncement to have an impact on its consolidated financial statements as the majority of the Company’s receivables are short term in nature (i.e. due in less than one year).

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

In June 2009, the FASB issued amended guidance for variable interest entities. The objective of the amended guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Company adopted the amended guidance as of January 1, 2010, as required. The amended guidance did not have a material impact on the Company’s consolidated financial statements. In February 2010, the FASB deferred the effective date of the amendments in this guidance for a reporting entity’s interest in certain entities. The deferral did not have an impact on the Company’s consolidated financial statements.

4.  Investment In and Advances to Unconsolidated Affiliates

Investment in and advances to unconsolidated affiliates primarily includes the Company’s 50% interest in Freehold Raceway and Kansas Entertainment, LLC (“Kansas Entertainment”), which is a joint venture with International Speedway Corporation (“International Speedway”), and the Company’s 49% interest in Maryland RE & R LLC, a joint venture with MI Developments, Inc. (“MI Developments”) that owns and operates the Maryland Jockey Club (the “Maryland Joint Venture”), which the Company closed on July 1, 2010.

Kansas Entertainment

In December 2009, Kansas Entertainment was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a facility in the North East Gaming Zone in Wyandotte County, Kansas, and in February 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of an approximately $411 million Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway.

The approximately $411 million facility, inclusive of licensing fees, is expected to feature a 82,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment amenities. The Company and International Speedway will share equally the cost of developing and constructing the proposed facility and are currently pursuing third party financing for the project jointly. The Company estimates that its share of the project will be approximately $155 million.

The Company determined that Kansas Entertainment qualified as a variable interest entity (“VIE”) at September 30, 2010. The Company did not consolidate its investment in Kansas Entertainment at, and for the three and nine months ended September 30, 2010, as the Company determined that it did not qualify as the primary beneficiary of Kansas Entertainment at, and for the three and nine months ended September 30, 2010, primarily as it did not have the ability to direct the activities of Kansas Entertainment that most significantly impacted Kansas Entertainment’s economic performance without the input of International Speedway. In addition, the Company determined that International Speedway had substantive participating rights in Kansas Entertainment at, and for the three and nine months ended September 30, 2010.

Maryland Jockey Club

The Maryland Jockey Club is the owner and operator of two racing venues, Pimlico Race Course (“Pimlico”) and Laurel Park. Pimlico, opened in 1870, is the country’s second oldest racetrack and is the annual host of the Preakness (R) Stakes, the second leg in thoroughbred racing’s Triple Crown and the cornerstone event in the facility’s annual eight week spring meet. Pimlico features a one-mile oval track, a 7/8-mile turf course and fixed seating for approximately 15,000 spectators. Laurel Park, the sister track to Pimlico, opened in 1911 and hosts a 3 1/2month winter meet beginning in January as well as a four month fall meet beginning in September. Laurel Park features a 1 1/8 mile oval track and a one mile turf course with fixed seating for approximately 5,000 spectators.

The Company and MI Developments plan to work collaboratively to maximize the use and value of the Maryland Jockey Club’s real estate assets and to pursue other opportunities to maximize the value of the business, as a result of the negative outcome of the November 2, 2010 zoning referendum in Anne Arundel County, Maryland.

The Company determined that the Maryland Joint Venture did not qualify as a VIE at September 30, 2010. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the Maryland Joint Venture at, and for the three and nine months ended September 30, 2010, primarily as it did not have the ability to direct the activities of the Maryland Joint Venture that most significantly impacted the Maryland Joint Venture’s economic performance without the input of MI Developments. Therefore, the Company did not consolidate its investment in the Maryland Joint Venture at, and for the three and nine months ended September 30, 2010.

5.  Property and Equipment

Property and equipment, net, consists of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Land and improvements	$293,614	$239,933
Building and improvements	1,515,837	1,433,611
Furniture, fixtures, and equipment	927,593	849,071
Leasehold improvements	17,288	17,204
Construction in progress	83,609	47,299
Total property and equipment	2,837,941	2,587,118
Less accumulated depreciation	(892,403)	(749,614)
Property and equipment, net	$1,945,538	$1,837,504

Depreciation expense, for property and equipment, totaled $52.3 million and $152.7 million for the three and nine months ended September 30, 2010, respectively, as compared to $48.3 million and $136.4 million for the three and nine months ended September 30, 2009, respectively.  Interest capitalized in connection with major construction projects was $1.6 million and $4.4 million for the three and nine months ended September 30, 2010, respectively, as compared to $0.1 million and $6.5 million for the three and nine months ended September 30, 2009, respectively.

On May 4, 2010, in a statewide election in Ohio, the voters determined that the Company’s casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus’s West Side. As a result of the election, the Company initiated the process to sell the parcel of land that it purchased in Columbus’s Arena District and reclassified the land as held for sale. The Company obtained an appraisal to determine the estimated fair market value of the land and recorded a pre-tax impairment charge of $0.8 million and $31.3 million during the three and nine months ended September 30, 2010, respectively, which was comprised of the difference between the land’s estimated fair market value less costs to sell and its carrying value.

6.  Goodwill and Other Intangible Assets

In accordance with ASC 350, “Intangibles-Goodwill and Other,” the Company does not amortize goodwill, rather it is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the reporting units to their carrying amount.  If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied value of goodwill for that reporting unit.  If the implied value of goodwill is less than the goodwill allocated for that reporting unit, an impairment loss is recognized.  Additionally, the Company considers its gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization based on the Company’s future expectations to operate its gaming facilities indefinitely as well as the Company’s historical experience in renewing these intangible assets at minimal cost with various state gaming commissions.

A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at December 31, 2009:
Goodwill	$2,024,963
Accumulated goodwill impairment losses	(645,002)
Goodwill, net	$1,379,961
Other	(4,013)
Balance at September 30, 2010:
Goodwill	$2,020,950
Accumulated goodwill impairment losses	(645,002)
Goodwill, net	$1,375,948

The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of intangible asset at September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	(in thousands)
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Indefinite-life intangible assets	$417,037	$—	$417,037	$378,463	$—	$378,463
Other intangible assets	49,600	46,333	3,267	49,396	41,328	8,068
Total	$466,637	$46,333	$420,304	$427,859	$41,328	$386,531

The Company’s intangible asset amortization expense was $1.6 million and $5.0 million for the three and nine months ended September 30, 2010, respectively, as compared $1.7 million and $5.0 million for the three and nine months ended September 30, 2009, respectively.

Indefinite-life intangible assets increased by $38.6 million primarily due to the gaming license for table games at Hollywood Casino at Penn National Race Course and the indefinite-life intangible assets, primarily a racing permit, acquired as part of Beulah Park.

The following table presents expected intangible asset amortization expense based on existing intangible assets at September 30, 2010 (in thousands):

2010 (3 months)	$801
2011	2,134
2012	237
2013	38
2014	38
Thereafter	19
Total	$3,267

7.  Investments in Corporate Securities

The Company has an investment in the corporate debt securities of another gaming company that matures on November 1, 2012 and whose fair value totaled $5.7 million and $4.6 million at September 30, 2010 and December 31, 2009, respectively.  This investment is accounted for as an available-for-sale investment and is included in other assets within the consolidated balance sheets at September 30, 2010 and December 31, 2009. This investment was acquired at a discount to its par value and accretion of $0.1 million and $0.3 million was recorded for the three and nine months ended September 30, 2010, respectively, compared to $0.1 million and $1.4 million for the three and nine months ended September 30, 2009, respectively.

At September 30, 2010, the investment had been in an unrealized loss position for twelve consecutive months however the loss has declined to $0.4 million from $1.2 million at December 31, 2009.  As of September 30, 2010, management has concluded that the unrealized loss is temporary in nature since the Company does not intend to sell this investment, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity.

The following is a schedule of the contractual maturities of the Company’s investment in corporate securities at September 30, 2010 (in thousands):

Within one year	$—
1-3 years	5,670
Total	$5,670

8.  Long-term Debt and Derivatives

Long-term debt, net of current maturities, is as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Senior secured credit facility due October 2012	$1,518,125	$1,755,602
$250 million 6 3/4% senior subordinated notes due March 2015	250,000	250,000
$325 million 8 3/4% senior subordinated notes due August 2019	325,000	325,000
Other long-term obligations	3,723	—
Capital leases	4,227	4,175
	2,101,075	2,334,777
Less current maturities of long-term debt	(2,970)	(86,071)
	$2,098,105	$2,248,706

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2010 (in thousands):

Within one year	$2,970
1-3 years	1,521,246
3-5 years	250,182
Over 5 years	326,677
Total minimum payments	$2,101,075

At September 30, 2010, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $36.5 million.

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

In May 2010, the Company repaid all of the outstanding borrowings under the Tranche A Revolving Loan using cash on hand and in connection therewith terminated this part of the senior secured credit facility.  During the nine months ended September 30, 2010, the Company recorded a $0.5 million loss on early extinguishment of debt for the write-off of debt issuance costs related to the termination of the Tranche A Revolving Loan.

The senior secured credit facility is currently comprised of a Term Loan B Facility which had $1,518.1 million outstanding at September 30, 2010 and a Tranche B Revolving Loan which provides for borrowing capacity of $640.6 million through July 3, 2012.  The Tranche B Revolving Loan was undrawn at September 30, 2010.

Other Long-Term Obligations

In April 2010, the Company entered into a termination contract with the city of Aurora, Illinois, whereby the Company will pay $7 million in lieu of perpetual annual payments (of approximately $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day.  Payments of $1.5 million were made on June 1, 2010 and September 1, 2010 and additional payments of $2.0 million and $2.0 million are due on June 1, 2011 and June 1, 2012, respectively.  This liability was discounted using the Company’s estimate of its incremental borrowing rate over the term of the obligation.  The accretion of this discount is recorded in interest expense in the consolidated statements of income.

Interest Rate Swap Contracts

In accordance with the terms of its senior secured credit facility, the Company was required to enter into fixed-rate debt or interest rate swap agreements in an amount equal to 50% of the Company’s consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the senior secured credit facility.

The effect of derivative instruments on the consolidated statement of income for the three months ended September 30, 2010 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$(3,462)	Interest expense	$(6,363)	None	$—
Total	$(3,462)		$(6,363)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$(18)
Total		$(18)

The effect of derivative instruments on the consolidated statement of income for the nine months ended September 30, 2010 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$(13,640)	Interest expense	$(19,222)	None	$—
Total	$(13,640)		$(19,222)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$(56)
Total		$(56)

The effect of derivative instruments on the consolidated statement of income for the three months ended September 30, 2009 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$(11,363)	Interest expense	$(6,587)	None	$—
Total	$(11,363)		$(6,587)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$(132)
Total		$(132)

The effect of derivative instruments on the consolidated statement of income for the nine months ended September 30, 2009 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$(19,462)	Interest expense	$(23,717)	None	$—
Total	$(19,462)		$(23,717)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$409
Total		$409

In addition, during the three and nine months ended September 30, 2010, the Company amortized $4.2 million and $12.7 million, respectively, in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, “Derivatives and Hedging,” as compared to $6.6 million and $10.9 million for the three and nine months ended September 30, 2009, respectively.

In the coming twelve months, the Company anticipates that approximately $24.4 million loss will be reclassified from OCI to earnings, as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable funding being hedged.

The following table sets forth the fair value of the interest rate swap contract liabilities included in accrued interest within the consolidated balance sheets at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	(in thousands)
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued interest	$17,885	Accrued interest	$23,485
Total derivatives designated as hedging instruments		$17,885		$23,485
Derivatives not designated as hedging instruments
Interest rate swap contracts	Accrued interest	$7,924	Accrued interest	$20,440
Total derivatives not designated as hedging instruments		$7,924		$20,440

Total derivatives		$25,809		$43,925

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

At September 30, 2010, the Company was in compliance with all required financial covenants.

9.  Income Taxes

A reconciliation of the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2010	$46,702
Additions based upon current year positions	3,566
Additions based upon prior year positions	2,762
Decreases due to settlements and/or reduction in liabilities	(15,456)
Currency translation adjustments	1,282
Balance at September 30, 2010	$38,856

The decrease in the Company’s liability for unrecognized tax benefits during the nine months ended September 30, 2010 was primarily due to the Commonwealth of Pennsylvania officially closing its tax litigation case against one of the Company’s direct subsidiaries.  Based upon the executed “Stipulation of Judgment” that was submitted in the Commonwealth Court of Pennsylvania, the Company no longer views this matter as an uncertain tax position, as defined under ASC 740, “Income Taxes.” Therefore, the Company reversed previously recorded tax reserves of $6.3 million and interest accruals of $1.8 million. In addition, the Company received from Ontario’s Ministry of Revenue Notices of Reassessment (“Notice”) for the taxation years covered under the Competent Authority settlement.  In accordance with the terms of the Notice, the Company paid CND$5.3 million but later was provided interest relief of CND$922,000 from the Ontario’s Ministry of Revenue.

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

In conjunction with the Company’s acquisition of Argosy Gaming Company (“Argosy”) in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated in 1997 related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost profits that the plaintiff contended it could have earned if the gaming license had been issued to the plaintiff. On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff’s damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys’ fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys’ fees, costs and interest. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy’s recoupment rights. The Company established an appropriate reserve and bonded the judgment pending its appeal. Both the plaintiff and the Company appealed the judgment to the First Circuit Court of Appeals in Louisiana. On August 31, 2009, the appellate court reversed the trial court’s decision and dismissed the case against Argosy in its entirety. Capitol House requested that the Louisiana Supreme Court take its appeal of the dismissal and that request was denied on February 12, 2010. Capitol House requested that the U.S. Supreme Court hear the case and the Company filed a brief opposing that request.  In October 2010, the U.S. Supreme Court declined to hear the case and as a result, all appeals have been exhausted, and the order dismissing the case has become a final order, ending this lengthy litigation. As a result, during the three and nine months ended September 30, 2010, the Company reversed the previously accrued reserves associated with this case of $9.6 million within other income (expenses) on its consolidated statements of income.

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

On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the Four Casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the Four Casinos filed suit in the Court, asking it to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 was being paid into a protest fund where it accrued interest. The defendants filed a motion to dismiss, which was granted on August 17, 2009. The Four Casinos appealed the dismissal and filed motions to keep the funds in the protest fund while the appeal is being litigated. These motions were denied and the funds have been released to the racetracks. However, currently these funds are also subject to the order issued by the Seventh Circuit Court of Appeals described below.

On June 12, 2009, the Four Casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund, racetrack owner John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c),(d) (“RICO”), based on an illegal scheme to secure the enactment of the 3% tax surcharge legislation in exchange for the payment of money by Johnston and entities controlled by him. The Four Casinos also seek to impose a constructive trust over all funds paid under the tax surcharge, and therefore all of the Illinois racetracks are named as parties to the lawsuit. The defendants in the RICO case filed motions to dismiss. On December 7, 2009, the district court denied the motions to dismiss the RICO count, but it granted the motion to dismiss the constructive trust count, stating that it did not have jurisdiction in this case to impose the constructive trust. The Four Casinos have appealed this dismissal to the Seventh Circuit Court of Appeals. The appellate court has ordered that any monies disbursed to the tracks be maintained until the appeal has been decided. Since the passing of House Bill 1918 into law, Empress Casino Hotel and Hollywood Casino Aurora have recognized approximately $47.5 million in incremental gaming tax expense as a result of the 3% tax surcharge, including $2.4 million and $7.5 million during the three and nine months ended September 30, 2010, respectively. The incremental tax is included in gaming expense within the consolidated statements of income.

On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company’s Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that the Company’s disclosure practices relative to the proposed transaction with Fortress Investment Group LLC (“Fortress”) and Centerbridge Partners, L.P. (“Centerbridge”) and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint was amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and the court granted the motion and dismissed the complaint with prejudice. The plaintiffs filed a motion for reconsideration, which was denied on October 21, 2009. The plaintiffs subsequently appealed the decision to the Fourth Circuit Court of Appeals and an oral argument was heard on October 26, 2010.

On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the “County”) filed suit against Kansas Penn Gaming, LLC (“KPG,” a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied. Discovery is underway.

On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC (“HV”) in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the “Contract”) that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG’s alleged breach based on a Guaranty Agreement signed by the Company. Both cases were consolidated. Following extensive discovery and briefings, on July 23, 2010, the court granted KPG’s motion for summary judgment and dismissed HV’s claim.  KPG has filed a motion requesting reimbursement of the attorney’s fees and costs incurred in litigating this case pursuant to the terms of the Contract.

Operating Lease Commitments

The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $7.7 million and $22.8 million for the three and nine months ended September 30, 2010, respectively, as compared to $8.1 million and $23.9 million for the three and nine months ended September 30, 2009, respectively.

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

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at September 30, 2010 are as follows (in thousands):

Within one year	$7,161
1-3 years	11,079
3-5 years	6,973
Over 5 years	34,384
Total	$59,597

11.   Shareholders’ Equity

In connection with the termination of the merger agreement between the Company and certain affiliates of Fortress and Centerbridge, the Company agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee and a $1.25 billion, zero coupon, preferred equity investment (the “Investment”). On October 30, 2008, the Company closed the sale of the Investment and issued 12,500 shares of Preferred Stock. During the nine months ended September 30, 2010, the Company repurchased 225 shares of Preferred Stock for $11.2 million.

The repurchase of up to $200 million of the Company’s Common Stock over the twenty-four month period ending July 2010 was authorized by the Company’s Board of Directors in June 2008. On June 9, 2010, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock effective immediately and continuing until the Annual Meeting of Shareholders in 2011, unless otherwise extended or shortened by the Board of Directors.  This new repurchase program replaces the program authorized by the Board of Directors in June 2008. During the three months ended September 30, 2010, the Company repurchased 1,117,610 shares of its Common Stock in open market transactions for approximately $26.0 million at an average price of $23.21 per share.  During the nine months ended September 30, 2010, the Company repurchased 1,526,400 shares of its Common Stock in open market transactions for approximately $35.9 million at an average price of $23.49 per share. The Company did not repurchase any shares of its Common Stock in 2009.

12.   Noncontrolling Interests

In November 2009, the Company entered into a Funding and Option agreement with Lakes Entertainment, Inc. (“Lakes”), permitting Lakes to invest up to a 10% equity interest in each of the Company’s proposed facilities in Columbus and Toledo, Ohio.

During the nine months ended September 30, 2010, Lakes made no contribution to the Company towards the proposed facilities, and its portion of the net loss for the proposed facilities was $2.2 million. During the year ended December 31, 2009, Lakes contributed $1.9 million to the Company towards the proposed facilities, and its portion of the net loss for the proposed facilities was $2.5 million.

On July 16, 2010, the Company paid $25 million to Lakes to terminate the agreement.  In exchange for this payment, Lakes agreed to relinquish all of its rights, title and interests held in connection with these two projects.  In accordance with ASC 810, “Consolidation,” the Company accounted for this change in ownership interest as an adjustment through equity attributable to the parent. Therefore, the Company recorded the $25 million payment and the cumulative $2.8 million loss attributable to noncontrolling interests from previous periods to additional paid in capital.

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

During the year ended December 31, 2008, the Company placed some of the funds received from the issuance of its Preferred Stock into unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds and this resulted in significant independent assets. Condensed consolidating balance sheets at September 30, 2010 and December 31, 2009, condensed consolidating statements of income for the three and nine months ended September 30, 2010 and 2009, and condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009, for Penn, the subsidiary guarantors of the senior secured credit facility and the subsidiary non-guarantors are presented below.

The Company’s $250 million 6 3/4% senior subordinated notes and $325 million 8 3/4% senior subordinated notes are not guaranteed by the Company’s subsidiaries.

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
			(in thousands)
Senior Secured Credit Facility
At September 30, 2010
Condensed Consolidating Balance Sheet
Total current assets	$102,015	$254,412	$170,441	$15,026	$541,894
Property and equipment, net	15,150	1,778,955	151,433	—	1,945,538
Total other assets	3,839,554	4,939,370	179,775	(6,956,452)	2,002,247
Total assets	$3,956,719	$6,972,737	$501,649	$(6,941,426)	$4,489,679
Total current liabilities	$7,966	$271,853	$14,119	$14,989	$308,927
Total long-term liabilities	2,039,962	3,167,443	45,685	(2,981,130)	2,271,960
Total shareholders’ equity	1,908,791	3,533,441	441,845	(3,975,285)	1,908,792
Total liabilities and shareholders’ equity	$3,956,719	$6,972,737	$501,649	$(6,941,426)	$4,489,679
Three Months Ended September 30, 2010
Condensed Consolidating Statement of Income
Net revenues	$—	$628,425	$9,831	$—	$638,256
Total operating expenses	23,849	490,155	13,790	—	527,794
(Loss) income from operations	(23,849)	138,270	(3,959)	—	110,462
Other income (expenses)	19,551	(43,237)	(3,994)	—	(27,680)
(Loss) income from operations before income taxes	(4,298)	95,033	(7,953)	—	82,782
Taxes on income	(7,124)	45,604	(4,043)	—	34,437
Net income (loss) including noncontrolling interests	2,826	49,429	(3,910)	—	48,345
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$2,826	$49,429	$(3,910)	$—	$48,345
Nine Months Ended September 30, 2010
Condensed Consolidating Statement of Income
Net revenues	$—	$1,804,509	$24,381	$—	$1,828,890
Total operating expenses	68,192	1,444,942	61,232	—	1,574,366
(Loss) income from operations	(68,192)	359,567	(36,851)	—	254,524
Other income (expenses)	65,874	(156,804)	(4,982)	—	(95,912)
(Loss) income from operations before income taxes	(2,318)	202,763	(41,833)	—	158,612
Taxes on income	(25,072)	111,432	(19,220)	—	67,140
Net income (loss) including noncontrolling interests	22,754	91,331	(22,613)	—	91,472
Less: Net loss attributable to noncontrolling interests	—	—	(2,193)	—	(2,193)
Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$22,754	$91,331	$(20,420)	$—	$93,665
Nine Months Ended September 30, 2010
Condensed Consolidating Statement of Cash Flows
Net cash provided by (used in) operating activities	$367,415	$247,227	$(244,936)	$—	$369,706
Net cash used in investing activities	(2,247)	(243,368)	(169,848)	—	(415,463)
Net cash used in financing activities	(283,836)	(3,083)	(25,000)	—	(311,919)
Net increase (decrease) in cash and cash equivalents	81,332	776	(439,784)	—	(357,676)
Cash and cash equivalents at beginning of year	6,385	145,519	561,214	—	713,118
Cash and cash equivalents at end of period	$87,717	$146,295	$121,430	$—	$355,442

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
			(in thousands)
Senior Secured Credit Facility
At December 31, 2009
Condensed Consolidating Balance Sheet
Total current assets	$69,290	$243,073	$576,563	$39,945	$928,871
Property and equipment, net	23,273	1,774,157	40,074	—	1,837,504
Total other assets	4,037,883	5,109,436	257,635	(7,458,713)	1,946,241
Total assets	$4,130,446	$7,126,666	$874,272	$(7,418,768)	$4,712,616
Total current liabilities	$83,294	$285,926	$21,106	$39,930	$430,256
Total long-term liabilities	2,194,508	3,221,642	61,739	(3,047,605)	2,430,284
Total shareholders’ equity	1,852,644	3,619,098	791,427	(4,411,093)	1,852,076
Total liabilities and shareholders’ equity	$4,130,446	$7,126,666	$874,272	$(7,418,768)	$4,712,616
Three Months Ended September 30, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$612,414	$8,012	$—	$620,426
Total operating expenses	21,869	490,872	20,281	—	533,022
(Loss) income from operations	(21,869)	121,542	(12,269)	—	87,404
Other income (expenses)	297	(42,717)	396	—	(42,024)
(Loss) income from operations before income taxes	(21,572)	78,825	(11,873)	—	45,380
Taxes on income	(13,994)	38,171	(148)	—	24,029
Net (loss) income including noncontrolling interests	(7,578)	40,654	(11,725)	—	21,351
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$(7,578)	$40,654	$(11,725)	$—	$21,351
Nine Months Ended September 30, 2009
Condensed Consolidating Statement of Income
Net revenues	$—	$1,790,560	$22,909	$—	$1,813,469
Total operating expenses	65,863	1,446,032	36,630	—	1,548,525
(Loss) income from operations	(65,863)	344,528	(13,721)	—	264,944
Other income (expenses)	25,936	(131,641)	11,546	—	(94,159)
(Loss) income from operations before income taxes	(39,927)	212,887	(2,175)	—	170,785
Taxes on income	(29,972)	105,663	4,602	—	80,293
Net (loss) income including noncontrolling interests	(9,955)	107,224	(6,777)	—	90,492
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$(9,955)	$107,224	$(6,777)	$—	$90,492
Nine Months Ended September 30, 2009
Condensed Consolidating Statement of Cash Flows
Net cash provided by operating activities	$62,475	$209,386	$4,975	$—	$276,836
Net cash (used in) provided by investing activities	(886)	(206,986)	12,519	—	(195,353)
Net cash used in financing activities	(49,430)	(860)	(13,062)	—	(63,352)
Net increase in cash and cash equivalents	12,159	1,540	4,432	—	18,131
Cash and cash equivalents at beginning of year	2,460	142,104	601,714	—	746,278
Cash and cash equivalents at end of period	$14,619	$143,644	$606,146	$—	$764,409

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

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at September 30, 2010. The interest rate swap contracts are measured at fair value on a recurring basis.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$355,442	$355,442	$713,118	$713,118
Investment in corporate debt securities	5,670	5,670	4,550	4,550
Financial liabilities:
Long-term debt
Senior secured credit facility	$1,518,125	$1,518,125	$1,755,602	$1,755,602
Senior subordinated notes	575,000	599,625	575,000	572,375
Other long-term obligations	3,723	3,723	—	—
Capital leases	4,227	4,227	4,175	4,175
Interest rate swap contracts	25,809	25,809	43,925	43,925

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

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at September 30, 2010 and December 31, 2009 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2010 Total

Assets:
Investment in corporate debt securities	Other assets	$5,670	$—	$—	$5,670

Liabilities:
Interest rate swap contracts	Accrued interest	—	25,809	—	25,809

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009 Total

Assets:
Investment in corporate debt securities	Other assets	$4,550	$—	$—	$4,550

Liabilities:
Interest rate swap contracts	Accrued interest	—	43,925	—	43,925

The valuation technique used to measure the fair value of the investment in corporate debt securities and interest rate swap contracts was the market approach. See Note 14 for a description of the inputs used in calculating the fair value measurements of investment in corporate debt securities and interest rate swap contracts.  Although the Company has determined that the majority of the inputs used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap contracts and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap contracts are classified in Level 2 of the fair value hierarchy.

Certain long-lived assets are measured at fair value on a non-recurring basis and are not included in the previous tables. The amounts below represent the assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010 that are still held on the consolidated balance sheet at September 30, 2010 (in thousands):

						Total
						Reduction in
		Quoted Prices in				Fair Value
		Active Markets for	Significant Other	Significant		Recorded at
		Identical Assets or	Observable Inputs	Unobservable Inputs	September 30, 2010	September 30,
	Balance Sheet Location	Liabilities (Level 1)	(Level 2)	(Level 3)	Total	2010
Assets:
Long-lived assets	Other assets	$—	$17,310	$—	$17,310	$(31,542)
						$(31,542)

In conjunction with the voters determining that the Company’s casino in Columbus, Ohio will be located at the site of the former Delphi Automotive plant along Columbus’s West Side, the Company recorded a pre-tax impairment charge of $31.3 million during the nine months ended September 30, 2010 for the parcel of land that the Company purchased in Columbus’s Arena District, as the asset was reclassified as held for sale in 2010. Additionally, in conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, the Company recorded a pre-tax impairment loss of $0.2 million on its replaced vessel for the nine months ended September 30, 2010.

The valuation technique used to measure the long-lived assets was the market approach. For the land held for sale in Columbus, Ohio, the Company engaged a qualified external real estate appraiser to assist in the valuation, which was based on the sales prices of properties with similar characteristics to the Company’s property in the Columbus Arena District.

16.  Empress Casino Hotel Fire

On March 20, 2009, the Company’s Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and the Company began construction of a new land-based pavilion. The Company recorded a $0.2 million and $5.9 million pre-tax loss during the three and nine months ended September 30, 2009, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under the Company’s insurance policies and certain consulting fees.

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

During the nine months ended September 30, 2010, the Company received $39.8 million in insurance proceeds related to the fire at Empress Casino Hotel, with $19.8 million received during the third quarter of 2010. In the third quarter of 2010, the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Empress Casino Hotel, and as such, the Company recorded a gain of $5.9 million during the three and nine months ended September 30, 2010.

17.  Acquisition and Other Recent Business Ventures

On July 1, 2010, the Company closed its acquisition of Beulah Park in Grove City, Ohio from Heartland Jockey Club Ltd. Located on approximately 210 acres just outside Columbus, Ohio, Beulah Park is a thoroughbred racing facility that features live thoroughbred racing from October to May as well as simulcast wagering from a number of nationwide tracks. Beulah Park includes a grandstand, outdoor paddock, a clubhouse lounge and four dining options. The results of Beulah Park have been included in the Company’s consolidated financial statements since the July 1, 2010 acquisition date.

On July 1, 2010, the Company closed its investment in the Maryland Joint Venture.  See Note 4 for further discussion.

In September 2010, the Company announced an agreement to enter into a joint venture (subject to final approval by the Texas Racing Commission and the satisfaction of certain other closing conditions) that will own and operate the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a planned racetrack in Laredo, Texas.

18. Subsequent Events

On October 5, 2010, the Ontario Lottery and Gaming Commission (“OLGC”) issued a Request for Proposals inviting gaming operators to bid on a new five year term for management of the Casino Rama facility, which the Company intends to participate in. The OLGC expects to make its decision in the first half of 2011, with the new term beginning in early 2012.

On October 8, 2010, the Company announced that it had purchased all of the outstanding bank and subordinated debt of The M Resorts LLC (“M Resort”), for $230.5 million.  The Company intends to convert this debt into ownership of the M Resort and is currently evaluating its options to ensure that such conversion is accomplished pursuant to an optimal structure.  Any conversion transaction will be subject to, among other things, the review and approval of the Nevada Gaming Commission and the Nevada Gaming Control Board. Opened in March 2009, the M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated on over 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features over 92,000 square feet of gaming space including 1,900 slot machines, 64 table games, 14 poker tables and a race and sports book. M Resort also offers 390 guest rooms and suites, nine restaurants and five destination bars, more than 60,000 square feet of meeting and conference space, a 4,700 space parking facility, a spa and fitness center and a 100,000 square foot events piazza.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. We currently own, manage, or have ownership interests in twenty-three facilities in the following sixteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario. We believe that our portfolio of assets provides us with diversified cash flow from operations.

We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company, Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club), greenfield projects (such as at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway, and most recently Hollywood Casino at Perryville, which opened on September 27, 2010 and is Maryland’s first casino, as well as our proposed facilities in Kansas and Ohio) and property expansions (such as at Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). On July 1, 2010, we closed the transaction to purchase Beulah Park in Grove City, Ohio and established a joint venture that owns and operates the Maryland Jockey Club.

The vast majority of our revenues is gaming revenue, derived primarily from gaming on slot machines and, to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fee from Casino Rama, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.

Key performance indicators related to gaming revenue are slot handle and table game drop (volume indicators) and “win” or “hold” percentage. Our typical property slot win percentage is in the range of 6% to 10% of slot handle, and our typical table game win percentage is in the range of 12% to 25% of table game drop.

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

We also continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties and the pursuit of strategic acquisitions and the development of gaming properties, particularly in attractive regional markets. Current capital projects are ongoing at several of our existing properties, including Empress Casino Hotel, Hollywood Casino at Charles Town Races, and Hollywood Casino at Penn National Race Course, as well as at our proposed facilities in Kansas and Ohio. Additional information regarding our capital projects is discussed in detail in the section entitled “Liquidity and Capital Resources—Capital Expenditures” below.

Executive Summary

Current economic conditions continue to adversely impact the overall domestic gaming industry as well as operating results at certain of our properties. We believe that the current economic conditions, including, but not limited to, high unemployment levels, low levels of consumer confidence, weakness in the housing and consumer credit markets and increased stock market volatility, have resulted in reduced levels of discretionary consumer spending. As a result, customer spend per visit for the nine months ended September 30, 2010 has been lower than the corresponding amount in the prior year in the majority of the established gaming markets in which we operate. In order to mitigate the impact of these conditions, we have increasingly focused on cost management, such as monitoring staff levels and establishing effective marketing programs, to continue to generate strong cash flow.

Although the current economic environment has been challenging, we believe our strengths include our relatively low leverage ratios compared to the regional casino companies that we directly compete with and the ability of our operations to generate positive cash flow. These two factors have allowed us to develop what we believe to be attractive future growth opportunities in new regional gaming markets. We have also made investments in joint ventures that we believe may allow us to capitalize on increased gaming opportunities in certain states if legislation or referenda are passed that permit gaming in these jurisdictions.

Financial Highlights:

•                  Factors affecting our results for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, included the insurance gain related to the Empress Casino Fire of $5.9 million in the third quarter of 2010, the reversal of previously accrued reserves associated with the Capitol House litigation for $9.6 million in the third quarter of 2010, the opening of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course which led to increased attendance levels at these properties, decreased lobbying expenses in Ohio for the three months ended September 30, 2010, lower customer visitation levels in the third quarter of 2010 compared to the corresponding period in the prior year at Hollywood Casino Lawrenceburg resulting from the opening of the new facility in late June 2009 and at Empress Casino Hotel for the re-opening of the casino following the fire in late June 2009, and continued low consumer spending levels on gaming activities caused by current economic conditions.

•                  Factors affecting our results for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, included the impact from the fire at Empress Casino Hotel in March 2009 which closed this property from March 20, 2009 to June 25, 2009 and resulted in $5.9 million of insurance deductible charges and certain other write-offs for the nine months ended September 30, 2009 and the insurance gain in the third quarter of 2010 mentioned above, the reversal of previously accrued reserves associated with the Capitol House litigation for $9.6 million in the third quarter of 2010, the opening of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, the continued impact of the opening of the new casino riverboat in late June 2009 at Hollywood Casino Lawrenceburg, decreased lobbying expenses in Ohio for the nine months ended September 30, 2010, the impairment loss in 2010 for the land held for sale in Columbus, Ohio of $31.3 million, the impairment loss for the replaced Lawrenceburg vessel in 2009 of $11.8 million, the police services contract termination charge of $6.6 million at Hollywood Casino Aurora in the second quarter of 2010, and continued low consumer spending levels on gaming activities caused by current economic conditions.

Other Developments:

•                  On October 8, 2010, we announced that we had purchased all of the outstanding bank and subordinated debt of The M Resorts LLC (“M Resort”), for $230.5 million. We intend to convert this debt into ownership of the M Resort and are currently evaluating our options to ensure that such conversion is accomplished pursuant to an optimal structure.  Any conversion transaction will be subject to, among other things, the review and approval of the Nevada Gaming Commission and the Nevada Gaming Control Board. Opened in March 2009, the M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated on over 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features over 92,000 square feet of gaming space including 1,900 slot machines, 64 table games, 14 poker tables and a race and sports book. M Resort also offers 390 guest rooms and suites, nine restaurants and five destination bars, more than 60,000 square feet of meeting and conference space, a 4,700 space parking facility, a spa and fitness center and a 100,000 square foot events piazza.

•                  In October 2010, the United States Supreme Court declined to hear the case bought against us by Capitol House.  In conjunction with our acquisition of Argosy Gaming Company (“Argosy”) in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, we became responsible for litigation initiated in 1997 related to the Baton Rouge casino license formerly owned by Argosy.  As a result of the denial to hear the case by the United States Supreme Court, all appeals have been exhausted and the order dismissing the case has become a final order. During the three and nine months ended September 30, 2010, we reversed the previously accrued reserves associated with this case of $9.6 million within other income (expenses) on the consolidated statements of income. See Note 10 to the consolidated financial statements for further information.

•                  On September 27, 2010, the new Hollywood Casino Perryville in Cecil County, Maryland opened to the public. The new 75,000 square foot Hollywood-themed facility features 1,500 video lottery terminals, food and beverage offerings, and parking.

•                  In September 2010, we announced that we had agreed to enter into a joint venture (subject to final approval by the Texas Racing Commission and the satisfaction of certain closing conditions) that will own and operate the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas and a planned racetrack in Laredo, Texas. The joint venture will work collaboratively to strengthen and enhance the existing racetrack operations as well as pursue other opportunities, including the potential for gaming operations at the pari-mutuel facilities to maximize the overall value of the business.

•                  In July 2010, we entered into an agreement to pay $25 million to Lakes Entertainment, Inc. (“Lakes”) to terminate a Funding and Option agreement, which permitted Lakes to invest up to a 10% equity interest in each of our proposed facilities in Columbus and Toledo, Ohio.  In exchange for this payment, Lakes agreed to relinquish all of its rights, title and interests held in connection with these two projects. See Note 12 to the consolidated financial statements for further discussion.

•                  In July 2010, table games and poker tables were added to Hollywood Casino at Charles Town Races and the facility transitioned to the Hollywood Casino brand. Also in July 2010, table games and poker tables were added to Hollywood Casino at Penn National Race Course, in response to the Pennsylvania legislature passing legislation permitting table games for gaming licensees in January 2010.

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

•                  On May 7, 2010, we announced that we had agreed to establish a joint venture with MI Developments, Inc. (“MI Developments”) to own and operate the Maryland Jockey Club and on July 1, 2010, we closed the transaction. We and MI Developments plan to work collaboratively to maximize the use and value of the Maryland Jockey Club’s real estate assets and to pursue other opportunities to maximize the value of the business, as a result of the negative outcome of the November 2, 2010 zoning referendum in Anne Arundel County, Maryland.

•                  On May 4, 2010, in a statewide election in Ohio, the voters determined that our casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus’s West Side. As a result of the election, we initiated the process to sell the parcel of land that we purchased in Columbus’s Arena District, and reclassified the land as held for sale. We obtained an appraisal to determine the estimated fair market value of the parcel of land that we had purchased in Columbus’s Arena District, and recorded a pre-tax impairment charge of $0.8 million and $31.3 million during the three and nine months ended September 30, 2010, respectively, which was comprised of the difference between the land’s estimated fair market value less costs to sell and its carrying value. The project scope for Hollywood Casino Columbus, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is in development, with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Columbus is anticipated to be completed in the fourth quarter of 2012. In December 2009, we announced that we had completed the purchase of a 44-acre site in Toledo, Ohio that was expressly authorized for casino gaming as part of the amendment to Ohio’s Constitution. Construction is underway for Hollywood Casino Toledo, a $300 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo is anticipated to be completed in the first half of 2012.

•                  In April 2010, we entered into a termination contract with the city of Aurora, Illinois, whereby we will pay $7 million in lieu of perpetual annual payments (of approximately $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day.  Payments of $1.5 million were made on June 1, 2010 and September 1, 2010 and additional payments of $2.0 million and $2.0 million are due on June 1, 2011 and June 1, 2012, respectively.  This liability was discounted using an estimate of our incremental borrowing rate over the term of the obligation.  The accretion of this discount is recorded in interest expense in the consolidated statements of income.

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

•                  In February 2010, Kansas Entertainment, LLC (“Kansas Entertainment”) received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of a Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway. Kansas Entertainment began construction of the facility in the second quarter of 2010 and has a planned opening in the first half of 2012. The approximately $411 million facility, inclusive of licensing fees, is expected to feature a 82,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment amenities. We, along with our partner in Kansas Entertainment, International Speedway Corporation (“International Speedway”), will share equally the cost of developing and constructing the proposed facility and are currently pursuing third party financing for the project jointly. If such third party financing cannot be obtained on satisfactory terms, we and International Speedway are prepared to finance the project. We estimate that our share of the project will be approximately $155 million.

•                  On March 20, 2009, Empress Casino Hotel, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. We recorded a $0.2 million and $5.9 million pre-tax loss during the three and nine months ended September 30, 2009, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies and certain consulting fees. At that time, we carried a builders’ risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders’ risk insurance policy included a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, we carried comprehensive business interruption and property damage insurance for the operational components of the Empress Casino Hotel with an overall limit of $228 million. The operational insurance policy included a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire. During the nine months ended September 30, 2010, we received $39.8 million in insurance proceeds related to the fire at Empress Casino Hotel, with $19.8 million received during the third quarter of 2010. In the third quarter of 2010, the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Empress Casino Hotel, and as such, we recorded a gain of $5.9 million during the three and nine months ended September 30, 2010. We continue to work with our insurance providers to settle the claim related to the fire and we anticipate additional proceeds in future periods.

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

Long-lived assets

At September 30, 2010, we had a net property and equipment balance of $1,945.5 million within our consolidated balance sheet, representing 43.3% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

At September 30, 2010, we had $1,375.9 million in goodwill and $420.3 million in other intangible assets within our consolidated balance sheet, representing 30.6% and 9.4% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the reporting units to their carrying amount. If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied value of goodwill for that reporting unit. If the implied value of goodwill is less than the goodwill allocated for that reporting unit, an impairment loss is recognized.

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” the Company considers its gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization based on our future expectations to operate our gaming facilities indefinitely as well as our historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized.

The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. The Company uses a market approach model, which includes the use of forecasted adjusted EBITDA (earnings before interest, taxes, charges for stock compensation, depreciation and amortization, gain or loss on disposal of assets, and certain other income and expenses, and inclusive of loss from unconsolidated affiliates) and adjusted EBITDA multiples, as the Company believes that adjusted EBITDA is a widely-used measure of performance in the gaming industry and as we use adjusted EBITDA as the primary measurement of the operating performance of our properties (including the evaluation of operating personnel). In addition, we believe that an adjusted EBITDA multiple is the principal basis for the valuation of gaming companies. Changes in the estimated adjusted EBITDA multiples or forecasted operations can materially affect these estimates.

Forecasted adjusted EBITDA levels (based on our annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which our reporting units operate.  For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit.  In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where we currently operate can result in opportunities for the Company to expand its operations.  However, it also has the impact of increasing competition for our established properties which generally will have a negative effect on those locations’ profitability once competitors become established as a certain level of cannibalization occurs absent an overall increase in customer visitations.  Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted adjusted EBITDA.

The adjusted EBITDA multiple utilized by the Company in its goodwill impairment valuation methodology is determined based on the Company’s current enterprise value, increased for a control premium.  The control premium assumption is based on acquisitions of precedent transactions of comparable businesses.  In evaluating the estimates derived by the market based approach, management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other market data.  These considerations can lead the Company to modify its individual reporting units adjusted EBITDA multiple.  EBITDA multiples can be significantly impacted by a company’s present and future cost of capital, the future growth opportunities for the industry as well as for the company itself, general market sentiment, investors perceptions of senior management’s effectiveness at deploying capital and managing overall operations, as well as pending or recently completed merger transactions.

Assumptions and estimates about future adjusted EBITDA levels and multiples by individual reporting units are complex and subjective.  They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry and economic trends, and internal factors, such as changes in our business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance our overall value but may be to the detriment of an individual reporting unit. We did not note any goodwill or indefinite-life intangible asset impairment indicators during the nine months ended September 30, 2010 and as such no impairment test has been completed thus far in 2010. Consistent with our historical policy, we will complete our annual impairment test in the fourth quarter of 2010 in conjunction with the finalization of our 2011 plan. We will evaluate our anticipated future performance by reporting unit in connection with the finalization of our 2011 plan and evaluate future market conditions. There can be no assurance that the estimates and assumptions utilized for purposes of the annual impairment test will not result in a material goodwill or indefinite-life intangible asset impairment charge in the fourth quarter of 2010.

As of the Company’s most recent impairment analysis test performed on October 1, 2009, we applied an estimated market EBITDA multiple ranging between 5.6 and 8.4 to the individual reporting unit’s projected adjusted EBITDA.

With the exception of Lawrenceburg, each of our reporting units had a fair value in excess of its carrying value by approximately 8% or more.  However, we do not believe that the margin by which our reporting units’ fair value exceeds their carrying value is an accurate predictor of the likelihood of future impairment charges or the potential magnitude of such charges.  This is because the revenue and earning streams in our industry can vary significantly based on various circumstances, which in many cases are outside of the Company’s control, and as such are extremely difficult to predict and quantify.  We have disclosed several of these circumstances in the risk factors section of our Annual Report on Form 10-K for the year-ended December 31, 2009.  For instance, changes in legislation that approves gaming in nearby jurisdictions, further expands gaming in jurisdictions where we currently operate, new state legislation that requires the implementation of smoking bans at our casinos or any other events outside of our control that make the customer experience less desirable can result in sudden, dramatic and in some cases permanent declines in customer visitations.  As such, we believe at this time all of our reporting units are at risk of goodwill impairment charges in future periods regardless of the margin by which the current fair value of our reporting unit exceeds its carrying value and that such margin cannot and should not be relied upon to predict which properties are most at risk for future impairment charges.

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

The Company’s goodwill and other intangible assets by reporting unit at September 30, 2010 is shown below.

Reporting Unit	Remaining Goodwill and other intangible assets at September 30, 2010
Hollywood Casino Lawrenceburg	$362,491
Hollywood Casino Aurora	351,691
Empress Casino Hotel	261,142
Argosy Casino Riverside	159,296
Black Gold Casino at Zia Park	146,574
Argosy Casino Alton	135,511
Argosy Casino Sioux City	92,795
Hollywood Casino Baton Rouge	83,901
Others	202,851
Total	$1,796,252

Income taxes

At September 30, 2010, we had a net deferred tax liability balance of $104.6 million within our consolidated balance sheet. We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2010, we had a liability for unrecognized tax benefits of $38.9 million, which is included in noncurrent tax liabilities within our consolidated balance sheet. We operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

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

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as the property openings in Pennsylvania and Maine, and most recently in Maryland, as well as the anticipated openings in Kansas and Ohio) and expansions/improvements of existing properties.

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

The results of operations for the three and nine months ended September 30, 2010 and 2009 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
Gaming	$582,307	$565,483	$1,668,870	$1,651,776
Food, beverage and other	85,787	87,404	250,971	258,273
Management service fee	4,363	4,239	11,569	10,946
Gross revenues	672,457	657,126	1,931,410	1,920,995
Less promotional allowances	(34,201)	(36,700)	(102,520)	(107,526)
Net revenues	638,256	620,426	1,828,890	1,813,469

Operating expenses:
Gaming	309,991	303,420	890,473	887,602
Food, beverage and other	66,857	69,100	196,705	199,158
General and administrative	102,164	110,116	303,633	302,587
Depreciation and amortization	53,842	50,055	157,675	141,427
Impairment losses	816	120	31,542	11,809
Empress Casino Hotel fire	(5,876)	211	(5,662)	5,942
Total operating expenses	527,794	533,022	1,574,366	1,548,525
Income from operations	$110,462	$87,404	$254,524	$264,944

The results of operations by property for the three and nine months ended September 30, 2010 and 2009 are summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended September 30,	2010	2009	2010	2009
	(in thousands)
Hollywood Casino at Charles Town Races	$144,596	$116,619	$39,669	$26,445
Hollywood Casino Lawrenceburg	110,949	119,286	24,071	27,615
Hollywood Casino at Penn National Race Course	84,666	73,457	10,854	5,213
Hollywood Casino Aurora	41,885	43,380	11,570	11,131
Empress Casino Hotel	32,256	38,613	9,789	8,249
Argosy Casino Riverside	46,192	48,539	12,924	13,950
Hollywood Casino Baton Rouge	27,221	29,452	7,150	8,944
Argosy Casino Alton	18,626	19,749	3,375	3,296
Hollywood Casino Tunica	21,412	23,804	3,752	4,256
Hollywood Casino Bay St. Louis	22,436	23,394	1,721	1,232
Argosy Casino Sioux City	13,816	13,589	3,913	4,075
Boomtown Biloxi	18,270	18,333	1,339	1,659
Hollywood Slots Hotel and Raceway	20,098	19,312	1,082	85
Bullwhackers	4,453	5,408	(616)	(161)
Black Gold Casino at Zia Park	21,559	19,860	6,037	4,671
Hollywood Casino Perryville	2,229	—	(2,380)	—
Casino Rama management service contract	4,363	4,239	3,939	3,841
Raceway Park	1,710	2,009	(366)	(298)
Sanford-Orlando Kennel Club	1,393	1,383	(130)	(306)
Beulah Park	126	—	(1,055)	—
Corporate overhead	—	—	(26,176)	(36,493)
Total	$638,256	$620,426	$110,462	$87,404

	Net Revenues		Income (loss) from Operations
Nine Months Ended September 30,	2010	2009	2010	2009
	(in thousands)
Hollywood Casino at Charles Town Races	$360,176	$355,958	$87,784	$82,270
Hollywood Casino Lawrenceburg	332,160	316,157	72,171	65,414
Hollywood Casino at Penn National Race Course	240,250	223,561	25,856	12,987
Hollywood Casino Aurora	127,763	144,480	26,201	39,627
Empress Casino Hotel	102,708	75,122	22,216	6,152
Argosy Casino Riverside	142,394	147,304	40,464	42,136
Hollywood Casino Baton Rouge	86,777	95,884	24,824	32,038
Argosy Casino Alton	55,382	60,848	8,481	10,206
Hollywood Casino Tunica	65,690	71,925	12,938	12,925
Hollywood Casino Bay St. Louis	65,889	74,805	2,719	6,286
Argosy Casino Sioux City	42,314	40,828	12,267	11,512
Boomtown Biloxi	53,587	57,195	4,496	7,348
Hollywood Slots Hotel and Raceway	53,864	50,903	787	(1,230)
Bullwhackers	14,165	14,980	(1,676)	(655)
Black Gold Casino at Zia Park	62,249	61,985	17,661	17,485
Hollywood Casino Perryville	2,229	—	(3,159)	—
Casino Rama management service contract	11,569	10,946	10,435	9,809
Raceway Park	4,875	5,610	(972)	(840)
Sanford-Orlando Kennel Club	4,723	4,978	(93)	(226)
Beulah Park	126	—	(1,270)	—
Corporate overhead	—	—	(107,606)	(88,300)
Total	$1,828,890	$1,813,469	$254,524	$264,944

Revenues

Revenues for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2010	2009	Variance	Variance
Gaming	$582,307	$565,483	$16,824	3.0%
Food, beverage and other	85,787	87,404	(1,617)	(1.9)%
Management service fee	4,363	4,239	124	2.9%
Gross revenues	672,457	657,126	15,331	2.3%
Less promotional allowances	(34,201)	(36,700)	2,499	6.8%
Net revenues	$638,256	$620,426	$17,830	2.9%

				Percentage
Nine Months Ended September 30,	2010	2009	Variance	Variance
Gaming	$1,668,870	$1,651,776	$17,094	1.0%
Food, beverage and other	250,971	258,273	(7,302)	(2.8)%
Management service fee	11,569	10,946	623	5.7%
Gross revenues	1,931,410	1,920,995	10,415	0.5%
Less promotional allowances	(102,520)	(107,526)	5,006	4.7%
Net revenues	$1,828,890	$1,813,469	$15,421	0.9%

In our business, revenue is driven by discretionary consumer spending, which has been adversely impacted by weakened general economic conditions such as, but not limited to, high unemployment levels, low levels of consumer confidence, weakness in the housing market and increased stock market volatility.  As a result, customer spend per visit for the nine months ended September 30, 2010 has been lower than the corresponding amount in the prior year in the majority of the established gaming markets in which we operate.

We have no certain mechanism for determining why consumers choose to spend more or less money at our property from period to period and as such cannot quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer investors some insight into the factors that we believe were likely to account for such changes.  In instances where we believe one factor may have had significantly greater impact than the other factors, we have noted that as well.  However, in all instances, such insights are based only on our reasonable judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.

Gaming revenue

Gaming revenue increased by $16.8 million, or 3.0%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to increases at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, which were partially offset by decreases at several of our properties. Gaming revenue increased by $17.1 million, or 1.0%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to increases at Hollywood Casino at Charles Town Races, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, and Empress Casino Hotel, which were partially offset by decreases at several of our properties.

Gaming revenue at Hollywood Casino at Charles Town Races increased by $25.9 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to the introduction of table games in July 2010, which added $24.8 million of table game revenue for the three months ended September 30, 2010. Gaming revenue at Hollywood Casino at Charles Town Races increased by $3.6 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to the introduction of table games in July 2010, partially offset by lower attendance and spending levels in the first half of 2010 compared to the corresponding period in the prior year due to economic conditions and inclement weather in early 2010.

Gaming revenue at Hollywood Casino at Penn National Race Course increased by $12.2 million and $21.3 million for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to the introduction of table games in July 2010, which added $7.2 million of table game revenue for the three and nine months ended September 30, 2010, and the continued growth from a new gaming market.

Gaming revenue at Hollywood Casino Lawrenceburg decreased by $8.5 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to higher customer visitation levels in the third quarter of 2009 due to the opening of the new facility in late June 2009. Although attendance declined by approximately 12.3% for the third quarter of 2010 compared to the corresponding period in the prior year, customer spend per visit increased by approximately 6.0%. We believe the primary reason for these variances is that the initial opening of our new vessel led to an increase in more casual gaming customers. Gaming revenue at Hollywood Casino Lawrenceburg increased by $13.2 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to the continued impact of the opening of the new casino riverboat in late June 2009, which has enabled this property to gain an increased share of its local gaming market.

Gaming revenue at Empress Casino Hotel decreased by $6.2 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to a 26.4% decline in attendance for the third quarter of 2010 compared to the corresponding period in the prior year, partially offset by a 13.5% increase in customer spend per visit.  We believe the reason for these variances is primarily attributable to the re-opening of our casino following the fire, which led to a temporary increase in attendance levels. Gaming revenue at Empress Casino Hotel increased by $26.5 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Gaming revenue at Argosy Casino Riverside decreased by $2.3 million and $5.4 million for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to current economic conditions as well as competitive pressures.

Gaming revenue at Hollywood Casino Baton Rouge decreased by $2.3 million and $9.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to current economic conditions.

Gaming revenue at Hollywood Casino Tunica decreased by $2.1 million and $5.4 million for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to current economic conditions.

Gaming revenue at Hollywood Casino Aurora decreased by $1.4 million and $15.8 million for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to current economic conditions.  In addition, the decline for the nine months ended September 30, 2010 compared to the corresponding period in the prior year was also impacted by increased patronage in the second quarter of 2009 as a result of the fire at Empress Casino Hotel.

Gaming revenue at Hollywood Casino Bay St. Louis decreased by $1.0 million and $8.2 million for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to current economic conditions.

Food, beverage and other revenue

Food, beverage and other revenue decreased by $7.3 million, or 2.8%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to decreases at several of our properties, which were partially offset by an increase at Empress Casino Hotel.

Food, beverage and other revenue at Hollywood Casino at Penn National Race Course decreased by $3.2 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to a decrease in racing revenue of $4.7 million for the nine months ended September 30, 2010 compared to the corresponding period in the prior year, partially offset by an increase in food and beverage revenue of $1.3 million for the introduction of table games in July 2010 and an expansion in our slot player’s club.

Food, beverage and other revenue at Hollywood Casino Tunica decreased by $3.2 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to current economic conditions and a decrease in promotional offers.

Food, beverage and other revenue at Hollywood Casino Bay St. Louis decreased by $2.3 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to current economic conditions and reductions in promotional spending.

Food, beverage and other revenue at Empress Casino Hotel increased by $2.6 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Promotional allowances

Promotional allowances decreased by $2.5 million, or 6.8%, and $5.0 million, or 4.7%, for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to efforts by management to rationalize our promotional spending levels.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2010	2009	Variance	Variance
Gaming	$309,991	$303,420	$6,571	2.2%
Food, beverage and other	66,857	69,100	(2,243)	(3.2)%
General and administrative	102,164	110,116	(7,952)	(7.2)%
Depreciation and amortization	53,842	50,055	3,787	7.6%
Impairment losses	816	120	696	580.0%
Empress Casino Hotel fire	(5,876)	211	(6,087)	(2884.8)%
Total operating expenses	$527,794	$533,022	$(5,228)	(1.0)%

				Percentage
Nine Months Ended September 30,	2010	2009	Variance	Variance
Gaming	$890,473	$887,602	$2,871	0.3%
Food, beverage and other	196,705	199,158	(2,453)	(1.2)%
General and administrative	303,633	302,587	1,046	0.3%
Depreciation and amortization	157,675	141,427	16,248	11.5%
Impairment losses	31,542	11,809	19,733	167.1%
Empress Casino Hotel fire	(5,662)	5,942	(11,604)	(195.3)%
Total operating expenses	$1,574,366	$1,548,525	$25,841	1.7%

Gaming expense

Gaming expense increased by $6.6 million, or 2.2%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to increases at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, which were partially offset by decreases at several of our properties. Gaming expense increased by $2.9 million, or 0.3%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to increases at Empress Casino Hotel, Hollywood Casino Lawrenceburg, and Hollywood Casino at Penn National Race Course, which were partially offset by decreases at several of our properties. Excluding the impact at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course for the introduction of table games in July 2010, marketing and payroll and benefit costs decreased by $4.7 million and $8.1 million during the three and nine months ending September 30, 2010, respectively, compared to the corresponding period in the prior year primarily due to our concentration on improving margins.

Gaming expense at Hollywood Casino at Charles Town Races increased by $12.4 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to an increase in gaming taxes resulting from higher table game revenue, and increased marketing costs and payroll and benefit costs for the introduction of table games in July 2010. Gaming expense at Hollywood Casino at Charles Town Races decreased by $3.7 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to a decrease in gaming taxes resulting from lower slot revenue, which was partially offset by an increase in gaming taxes from higher table game revenue, and an increase in payroll and benefit costs for the introduction of table games in July 2010.

Gaming expense at Hollywood Casino at Penn National Race Course increased by $5.6 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to an increase in gaming taxes resulting from higher gaming revenue, and an increase in payroll and benefit costs for the introduction of table games in July 2010. Gaming expense at Hollywood Casino at Penn National Race Course increased by $6.8 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to an increase in gaming taxes resulting from higher gaming revenue, and an increase in payroll and benefit costs for the introduction of table games in July 2010, both of which were partially offset by a decrease in regulatory fees and marketing costs.

Gaming expense at Hollywood Casino Lawrenceburg decreased by $4.5 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, as well as decreased payroll costs. Gaming expense at Hollywood Casino Lawrenceburg increased by $9.2 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to an increase in gaming taxes resulting from higher gaming revenue and higher marketing expenses during the first half of the year compared to the corresponding period in the prior year, which were partially offset by decreased payroll costs.

Gaming expense at Empress Casino Hotel decreased by $2.8 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, as well as decreased payroll costs.  Gaming expense at Empress Casino Hotel increased by $14.0 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Gaming expense at Hollywood Casino Aurora decreased by $1.8 million and $10.4 million for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue as well as lower payroll and benefit costs, which were partially offset by increased marketing expenses.

Gaming expense at Hollywood Casino Bay St. Louis decreased by $1.3 million and $3.8 million for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and decreased marketing expenses.

Gaming expense at Argosy Casino Riverside decreased by $1.1 million and $3.4 million for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and lower benefit costs.

Gaming expense at Hollywood Casino Baton Rouge decreased by $1.0 million and $3.8 million for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and decreased payroll and benefit costs.

Gaming expense at Hollywood Casino Tunica decreased by $1.0 million and $2.8 million for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and decreased marketing expenses.

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

General and administrative expense decreased by $8.0 million, or 7.2%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to decreased lobbying expenses in Ohio for the three months ended September 30, 2010.

General and administrative expense increased by $1.0 million, or 0.3%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to the police services contract termination in the second quarter of 2010 for $6.6 million at Hollywood Casino Aurora, and an increase in expense at Empress Casino Hotel as the property was closed from March 20, 2009 until June 25, 2009 due to a fire, both of which were partially offset by a decrease in corporate overhead expense primarily due to decreased lobbying expenses in Ohio and decreased payroll costs and equity-based compensation, which were partially offset by increased costs related to the pursuit of potential opportunities.

Depreciation and amortization expense

Depreciation and amortization expense increased by $16.2 million, or 11.5%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to the opening of the new casino riverboat in late June 2009 at Hollywood Casino Lawrenceburg, and an increase in expense at Empress Casino Hotel as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Impairment losses

On May 4, 2010, in a statewide election in Ohio, the voters determined that our casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus’s West Side. As a result of the election, we initiated the process to sell the parcel of land that we purchased in Columbus’s Arena District, and reclassified the land as held for sale. We obtained an appraisal to determine the estimated fair market value of the parcel of land that we had purchased in Columbus’s Arena District and recorded a pre-tax impairment charge of $0.8 million and $31.3 million during the three and nine months ended September 30, 2010, respectively, which was comprised of the difference between the land’s estimated fair market value less costs to sell and its carrying value.

During the nine months ended September 30, 2009, in conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, we recorded a pre-tax impairment loss for the replaced Lawrenceburg vessel of $11.8 million.

Empress Casino Hotel fire

During the nine months ended September 30, 2010, we received $39.8 million in insurance proceeds related to the fire at Empress Casino Hotel, with $19.8 million received during the third quarter of 2010. In the third quarter of 2010, the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Empress Casino Hotel, and as such, we recorded a gain of $5.9 million during the three and nine months ended September 30, 2010.

As a result of the Empress Casino Hotel fire, we recorded a $0.2 million and $5.9 million pre-tax loss during the three and nine months ended September 30, 2009, respectively, for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies and certain consulting fees.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2010	2009	Variance	Variance
Interest expense	$(32,412)	$(36,785)	$4,373	11.9%
Interest income	398	956	(558)	(58.4)%
Loss from unconsolidated affiliates	(3,925)	(36)	(3,889)	(10802.8)%
Loss on early extinguishment of debt	—	(3,599)	3,599	100.0%
Other	8,259	(2,560)	10,819	422.6%
Total other expenses	$(27,680)	$(42,024)	$14,344	34.1%

				Percentage
Nine Months Ended September 30,	2010	2009	Variance	Variance
Interest expense	$(99,615)	$(97,874)	$(1,741)	(1.8)%
Interest income	1,739	5,650	(3,911)	(69.2)%
Loss from unconsolidated affiliates	(5,762)	(755)	(5,007)	(663.2)%
Loss on early extinguishment of debt	(519)	(3,599)	3,080	85.6%
Other	8,245	2,419	5,826	240.8%
Total other expenses	$(95,912)	$(94,159)	$(1,753)	(1.9)%

Interest expense

Interest expense decreased by $4.4 million, or 11.9%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to decreased interest expense resulting from lower outstanding balances and lower interest rates on our senior secured credit facility, the redemption of our $200 million 6 7/8% senior subordinated notes in late 2009, higher capitalized interest during the three months ended September 30, 2010, and decreased interest expense resulting from our interest rate swaps, all of which were partially offset by incremental interest expense due to the issuance of the $325 million 8 3/4% senior subordinated notes in August 2009.

Interest expense increased by $1.7 million, or 1.8%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to incremental interest expense and amortization of debt issuance costs due to the issuance of the $325 million 8 3/4% senior subordinated notes in August 2009 and lower capitalized interest during the nine months ended September 30, 2010, all of which were partially offset by decreased interest expense resulting from lower outstanding balances and lower interest rates on our senior secured credit facility, the redemption of our $200 million 6 7/8% senior subordinated notes in late 2009, and decreased interest expense resulting from our interest rate swaps.

Interest income

Interest income decreased by $3.9 million, or 69.2%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to the partial sale of our corporate debt securities in the second quarter of 2009 and lower interest earned on cash on hand during the nine months ended September 30, 2010.

Loss from unconsolidated affiliates

Loss from unconsolidated affiliates increased by $3.9 million and $5.0 million for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to our share of losses in Kansas Entertainment and Maryland Jockey Club for the three and nine months ended September 30, 2010.

Loss on early extinguishment of debt

During the nine months ended September 30, 2010, we wrote-off $0.5 million of debt issuance costs, as a result of the repayment of all outstanding borrowings under the Tranche A Revolving Loan of the senior secured credit facility and its subsequent termination.

During the three and nine months ended September 30, 2009, we wrote-off $3.6 million of debt issuance costs, as a result of the repayment of all outstanding borrowings under the Term Loan A facility of the senior secured credit facility and the partial redemption of $200 million aggregate outstanding principal amount of our 6 7/8% senior subordinated notes due 2011.

Other

Other increased by $10.8 million, or 422.6%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to the reversal of previously accrued reserves associated with the Capitol House litigation for $9.6 million and foreign currency translation gains that were recorded during the three months ended September 30, 2010.

Other increased by $5.8 million, or 240.8%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to the reversal of previously accrued reserves associated with the Capitol House litigation for $9.6 million and foreign currency translation gains that were recorded during the nine months ended September 30, 2010, both of which were partially offset by a gain of $6.6 million related to the sale of certain corporate debt securities in the second quarter of 2009.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) decreased to 42.3% for the nine months ended September 30, 2010, as compared to 47.0% for the nine months ended September 30, 2009, primarily as we received a favorable resolution for an uncertain tax position during the nine months ended September 30, 2010 coupled by a decrease in our unfavorable permanent book to tax differences.  The effective tax rate for the nine months ended September 30, 2010 was also unfavorably impacted by the previously mentioned impairment charge on our Columbus property that was reclassified as held for sale in 2010.

Our effective tax rate decreased to 41.6% for the three months ended September 30, 2010, as compared to 53.0% for the three months ended September 30, 2009, primarily due to a decrease in our unfavorable permanent book to tax differences.

Our effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.  We expect our effective tax rate to be approximately 45% for the rest of 2010.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $369.7 million and $276.8 million for the nine months ended September 30, 2010 and 2009, respectively.  Net cash provided by operating activities for the nine months ended September 30, 2010 is comprised primarily of cash receipts from customers of $1,827.6 million less cash paid to suppliers and vendors of $981.1 million, cash paid to employees of $329.9 million, interest payments of $105.0 million and income taxes of $50.4 million. The increase in net cash provided by operating activities for the nine months ended September 30, 2010 compared to the corresponding period in the prior year was due to higher cash receipts collected from our customers of $32.4 million in 2010. This was due to the previously discussed improvements at our Hollywood Casino properties at Penn National Race Course, Lawrenceburg, and Charles Town Races and higher revenues at our Empress Casino Hotel which was closed during part of 2009 due to a fire.  Additionally, we had lower cash payments for operating expenses of $73.1 million in 2010 due to expense management initiatives to help mitigate the impact of the difficult operating environment and insurance proceeds received in 2010 related to the fire at Empress Casino Hotel.

Net cash used in investing activities totaled $415.5 million and $195.4 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash used in investing activities for the nine months ended September 30, 2010 included expenditures for property and equipment totaling $285.3 million, increase in cash in escrow of $30.3 million, acquisition of businesses and gaming licenses of $55.9 million, and investment in joint ventures of $50.2 million, all of which were partially offset by proceeds from the sale of property and equipment and insurance proceeds received as a result of the Empress Casino Hotel fire totaling $1.4 million and $4.8 million, respectively.

Net cash used in financing activities totaled $311.9 million and $63.4 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash used in financing activities for the nine months ended September 30, 2010 included the repurchase of Preferred Stock and Common Stock for $11.2 million and $35.8 million, respectively, repurchase of noncontrolling interest for $25.0 million, and principal payments on long-term debt and on insurance financing totaling $297.5 million and $9.7 million, respectively. All of these were partially offset by proceeds from the exercise of options totaling $4.0 million, proceeds from the issuance of long-term debt, net of issuance costs and from the issuance of financing of $56.7 million and $6.2 million, respectively, and the tax benefit from stock options exercised totaling $0.4 million.

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

The following table summarizes our expected capital project expenditures by property for the fiscal year ending December 31, 2010, and actual expenditures for the nine months ended September 30, 2010 (excluding licensing fees). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2010.

Property	Expected for Year Ending December 31, 2010	Expenditures for Nine Months Ended September 30, 2010	Balance to Expend in 2010
		(in millions)
Hollywood Casino Lawrenceburg	$14.2	$13.5	$0.7
Empress Casino Hotel (1)	53.9	37.9	16.0
Hollywood Casino at Charles Town Races	34.5	20.1	14.4
Hollywood Casino at Penn National Race Course	7.3	6.3	1.0
Hollywood Casino Perryville	56.9	44.5	12.4
Hollywood Casino Columbus	84.8	78.6	6.2
Hollywood Casino Toledo	33.2	6.8	26.4
Other	11.9	7.4	4.5
Total	$296.7	$215.1	$81.6

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

In December 2009, we announced our intention to install table games at Hollywood Casino at Charles Town Races following voter approval of table games in the December 5, 2009 special election. We completed the renovations resulting in the introduction of 85 table games and 27 poker tables in July 2010.  A high-end steakhouse is expected to be completed in the fourth quarter of 2010.

In January 2010, the Pennsylvania legislature passed legislation permitting the operation of table games by existing gaming licensees. In July 2010, we added 40 table games and 12 poker tables at Hollywood Casino at Penn National Race Course.

In Cecil County, Maryland, following our selection by the Maryland Video Lottery Facility Location Commission to develop and manage a video lottery terminal facility in 2009, we exercised our option and completed the purchase of approximately 36 acres of land located in Perryville, Maryland.   On September 27, 2010, a $97.5 million Hollywood themed facility (inclusive of licensing fees of $9.0 million) was opened to the public. The new 75,000 square foot facility features 1,500 video lottery terminals, food and beverage offerings, and parking.

In November 2009, the “Ohio Jobs and Growth Plan,” a casino ballot proposal calling for an amendment to Ohio’s Constitution to authorize casinos in the state’s four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. Plans are currently being finalized for a $300 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, and a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees. Construction is underway for Hollywood Casino Toledo, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. The project scope for Hollywood Casino Columbus is in development, with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo is anticipated to be completed in the first half of 2012 and Hollywood Casino Columbus is anticipated to be completed in the fourth quarter of 2012.

During the nine months ended September 30, 2010, we spent approximately $70.2 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2010 to date.

Debt

Senior Secured Credit Facility

During the nine months ended September 30, 2010, our senior secured credit facility amount outstanding decreased by $237.5 million primarily due to repayment of all of the outstanding borrowings under the Tranche A Revolving Loan and Tranche B Revolving Loan of our senior secured credit facility using cash on hand.

Other Long-Term Obligations

In April 2010, we entered into a termination contract with the city of Aurora, Illinois, whereby we will pay $7 million in lieu of perpetual annual payments (of approximately $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day.  Payments of $1.5 million were made on June 1, 2010 and September 1, 2010 and additional payments of $2.0 million and $2.0 million are due on June 1, 2011 and June 1, 2012, respectively.  This liability was discounted using an estimate of our incremental borrowing rate over the term of the obligation.  The accretion of this discount is recorded in interest expense in the consolidated statements of income.

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

At September 30, 2010, we were in compliance with all required financial covenants.

Outlook

We have historically maintained a capital structure comprising a mix of equity and debt financing.  We vary our leverage to pursue opportunities in the marketplace and in an effort to maximize our enterprise value for our shareholders.  We expect to meet our current debt obligations as they come due through internally generated funds from operations and/or refinancing them through the debt or equity markets prior to their maturity.

We note that our senior secured credit facility, which had an outstanding balance of $1,518.1 million at September 30, 2010, matures through October 2012, our $250 million senior subordinated notes mature in March 2015 and our $325 million senior subordinated notes mature in August 2019.  As always, we evaluate our options with respect to the maturity of such indebtedness.  Our current plan is to refinance a significant portion of our long-term debt on or prior to maturity, depending on credit market conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at September 30, 2010 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates at period-end. For interest rate swaps, the table presents notional amounts and weighted-average interest rates outstanding at each period-end. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 2010.

	10/1/10 - 9/30/11	10/1/11 - 9/30/12	10/1/12 - 9/30/13	10/1/13 - 9/30/14	10/1/14 - 9/30/15	Thereafter	Total	Fair Value 9/30/10
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$250,000	$325,000	$575,000	$599,625
Average interest rate	—	—	—	—	6.75%	8.75%

Other Long Term Obligations	$1,804	$1,919	$—	$—	$—	$—	$3,723	$3,723
Average interest rate	6.20%	6.20%	—	—	—	—

Variable rate	$—	$1,130,375	$387,750	$—	$—	$—	$1,518,125	$1,518,125
Average interest rate (1)	—	2.85%	3.21%	—	—	—

Leases	$1,166	$1,121	$81	$88	$94	$1,677	$4,227	$4,227
Average interest rate	5.98%	5.65%	7.72%	7.72%	7.72%	7.72%

Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$540,000	$—	$—	$—	$—	$—	N/A	$(25,809)
Average pay rate	2.30%						N/A
Average receive rate (3)	0.80%						N/A

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchases of common equity securities during the quarter ended September 30, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2010 - July 31, 2010	1,117,610	$23.21	1,117,610	$265,364,751
August 1, 2010 - August 31, 2010	—	—	—	—
September 1, 2010 - September 30, 2010	—	—	—	—

(1)          The shares above were repurchased pursuant to a repurchase program announced by the Company on June 15, 2010, under which the Board of Directors authorized the repurchase of up to $300 million of the Company’s Common Stock effective as of June 9, 2010 and continuing until the Annual Meeting of Shareholders in 2011, unless otherwise extended or shortened by the Board of Directors.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text. **

*                                         Filed herewith

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

PENN NATIONAL GAMING, INC.

November 5, 2010	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text. **

*                                         Filed herewith.

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