Form 10-K
period 2010-12-31
PENN NATIONAL GAMING INC
filed 2011-02-25
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $1.6 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on June 30, 2010. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

          The number of shares of the registrant's Common Stock outstanding as of February 10, 2011 was 78,537,567.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2011 annual meeting of shareholders are incorporated by reference into Part III.

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

        Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below and in the information incorporated by reference herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

  •
  the passage or interpretation of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do business (such as a smoking ban at any of our facilities) or in jurisdictions where we seek to do business;

  •
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

  •
  the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities;

ii

  •
  delays or changes to, or cancellations of, planned capital projects at our gaming and pari-mutuel facilities or an inability to achieve the expected returns from such projects;

  •
  construction factors, including delays, unexpected remediation costs, local opposition and increased cost of labor and materials;

  •
  the ability to recover proceeds on significant insurance claims;

  •
  our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for pending transactions, such as the M Resorts LLC and our joint venture in Texas;

  •
  our dependence on key personnel;

  •
  the availability and cost of financing;

  •
  the impact of weather on our operations;

  •
  the maintenance of agreements and relationships with our horsemen, pari-mutuel clerks and other organized labor groups;

  •
  the outcome of legal proceedings;

  •
  changes in accounting standards;

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

iii

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company ("Argosy"), Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club), greenfield projects (such as at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway, and most recently Hollywood Casino Perryville, which opened on September 27, 2010 and is Maryland's first casino, as well as our proposed facilities in Ohio and joint venture in Kansas) and property expansions (such as at Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). On July 1, 2010, we closed the transaction to purchase Beulah Park in Grove City, Ohio and separately established a joint venture that owns and operates the Maryland Jockey Club.

        In September 2010, we announced that we had agreed to enter into a joint venture (subject to final approval by the Texas Racing Commission and the satisfaction of certain closing conditions) that will own and operate the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a planned racetrack in Laredo, Texas. In addition, on October 8, 2010, we announced that we had purchased all of the outstanding bank and subordinated debt of The M Resorts LLC ("M Resort"), for $230.5 million, which we intend to convert into ownership of the M Resort.

        We currently own, manage or have ownership interests in twenty-three facilities in the following sixteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario.

        We believe that our portfolio of assets provides us with a diversified cash flow from operations. We continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions, and the development of new gaming properties, particularly in attractive regional markets. Current capital projects are ongoing at several of our new and existing properties, including our facilities under construction in Ohio and our joint venture in Kansas.

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

        On July 3, 2008, we entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, we agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee and a $1.25 billion, zero coupon, preferred equity investment (the "Investment"). On October 30, 2008, we closed the sale of the Investment and issued 12,500 shares of Series B Redeemable Preferred Stock (the "Preferred Stock"). During the year ended December 31, 2010, we repurchased 225 shares of Preferred Stock for $11.2 million.

Properties

        The following table summarizes certain features of our owned properties and our managed property that are currently in operations as of December 31, 2010:

	Location	Type of Facility	Approx. Gaming Square Footage	Gaming Machines	Table Games(1)	Hotel Rooms
Owned Properties:
Hollywood Casino at Charles Town Races	Charles Town, WV	Land-based gaming/ Thoroughbred racing	209,508	4,496	85	153
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	150,000	3,240	89	295
Hollywood Casino at Penn National Race Course	Grantville, PA	Land-based gaming/ Thoroughbred racing	99,194	2,487	42	—
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	53,000	1,172	21	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	50,000	1,125	23	100
Argosy Casino Riverside	Riverside, MO	Dockside gaming	56,400	1,947	39	258
Hollywood Casino Baton Rouge	Baton Rouge, LA	Dockside gaming	28,000	1,175	23	—
Argosy Casino Alton	Alton, IL	Dockside gaming	23,000	1,081	18	—
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	54,000	1,229	26	494
Hollywood Casino Bay St. Louis	Bay St. Louis, MS	Land-based gaming	57,000	1,232	22	291
Argosy Casino Sioux City	Sioux City, IA	Dockside gaming	20,500	712	19	—
Boomtown Biloxi	Biloxi, MS	Dockside gaming	51,665	1,182	18	—
Hollywood Slots Hotel and Raceway	Bangor, ME	Land-based gaming/ Harness racing	30,000	1,000	—	152
Bullwhackers	Black Hawk, CO	Land-based gaming	10,425	310	—	—
Black Gold Casino at Zia Park	Hobbs, NM	Land-based gaming/ Thoroughbred racing	18,460	750	—	—
Hollywood Casino Perryville	Perryville, MD	Land-based gaming	34,329	1,500	—	—
Raceway Park	Toledo, OH	Harness racing	—	—	—	—
Freehold Raceway(2)	Freehold, NJ	Harness racing	—	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Greyhound racing	—	—	—	—
Beulah Park	Grove City, OH	Thoroughbred racing	—	—	—	—
Pimlico Race Course(3)	Baltimore, MD	Thoroughbred racing	—	—	—	—
Laurel Park(3)	Laurel, MD	Thoroughbred racing	—	—	—	—
Managed Property:
Casino Rama	Orillia, Ontario	Land-based gaming	93,000	2,427	108	289

Total			1,038,481	27,065	533	2,032

(1)
Excludes poker tables.

(2)
Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

(3)
Pursuant to a joint venture with MI Developments, Inc.

Owned Properties

Hollywood Casino at Charles Town Races

        Hollywood Casino at Charles Town Races is located within approximately a one-hour drive of the Baltimore, Maryland and Washington, D.C. markets. Hollywood Casino at Charles Town Races features 209,508 square feet of gaming space with 4,496 gaming machines and a 153-room hotel, which opened to the public on September 5, 2008. In July 2010, we added 85 table games and 27 poker tables following voter approval of table games in the December 5, 2009 special election. The complex also features live thoroughbred racing at a refurbished 3/4-mile all-weather lighted thoroughbred racetrack with a 3,000-seat grandstand, parking for 6,048 vehicles and simulcast wagering and dining. In addition, a high-end steakhouse was completed in the fourth quarter of 2010 and a sports bar and entertainment lounge is expected to be completed in the second quarter of 2011.

Hollywood Casino Lawrenceburg

        Hollywood Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati and is currently the closest casino to the Cincinnati metropolitan area, its principal target market. In late June 2009, we opened a new casino riverboat at Hollywood Casino Lawrenceburg, replacing the vessel at Argosy Casino Lawrenceburg. The new Hollywood-themed casino riverboat has 150,000 square feet of gaming space on two levels with 3,240 slot machines, 89 table games and 41 poker tables, a restaurant, buffet and four bars. Hollywood Casino Lawrenceburg also includes a 295-room hotel. Meeting space for Hollywood Casino Lawrenceburg partially opened in December 2009 and was fully completed in February 2010. In addition, a new steakhouse/lounge was opened in April 2010 and a new mid-priced restaurant opened in July 2010.

Hollywood Casino at Penn National Race Course

        Hollywood Casino at Penn National Race Course is located in Grantville, Pennsylvania, which is 15 miles northeast of Harrisburg. Hollywood Casino at Penn National Race Course, which opened on February 12, 2008, is a 365,000 square foot facility with 2,487 slot machines. In July 2010, we added 40 table games and 12 poker tables following legislation passed in January 2010 permitting the operation of table games by existing licensees. As of December 31, 2010, we had increased the amount to 42 table games and 16 poker tables. The facility also includes a food court, entertainment bar and lounge, trackside dining room, a sports bar, a buffet and high-end steakhouse, a retail store, as well as a simulcast facility and viewing area for live racing. The facility has ample parking, including a five-story self parking garage, with capacity for approximately 2,200 cars and approximately 1,500 surface parking spaces for self and valet parking. The property includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track. The property also includes approximately 400 acres that are available for future expansion or development.

Hollywood Casino Aurora

        Hollywood Casino Aurora, part of the Chicagoland market, is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. This single-level dockside casino provides 53,000 square feet of gaming space with 1,172 slot machines, 21 gaming tables and 6 poker tables. The facility features an upscale lounge, a steakhouse with a private dining room, a VIP lounge for premium players, a casino bar with video poker, a buffet, and a fast food outlet. Hollywood Casino Aurora also a surface parking lot, two parking garages with approximately 1,500 parking spaces, and a gift shop.

Hollywood Casino Joliet

        Hollywood Casino Joliet, part of the Chicagoland market, is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge-based casino provides 50,000 square feet of gaming space on two levels with 1,125 slot machines, 23 table games and 5 poker tables.

        On March 20, 2009, the property, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. The first phase of the new permanent land-based pavilion was opened to the public on December 22, 2010, including a steakhouse, buffet and gift shop. The final phase of the new pavilion, including a sports bar, is expected to be completed by the first quarter of 2011.

        The complex also includes a 100-room hotel, surface parking areas with approximately 1,500 spaces and an 80-space recreational vehicle park. In addition, construction on a new 1,100 space parking garage was completed in February 2010.

Argosy Casino Riverside

        Argosy Casino Riverside is located on the Missouri River approximately five miles from downtown Kansas City in Riverside, Missouri. The casino primarily attracts customers who reside in the northern and western regions of the Kansas City metropolitan area. The casino features 56,400 square feet of gaming space with 1,947 slot machines and 39 table games.

        This Mediterranean-themed casino and hotel features an innovative "floating" casino floor that provides a seamless transition between the casino and land-based support areas, including a nine-story, 258-room hotel and spa, an entertainment facility featuring 6 food and beverage areas, including a buffet, steakhouse, deli, coffee bar, VIP lounge and sports/entertainment lounge and 19,000 square feet of banquet/conference facilities. Argosy Casino Riverside currently has parking for approximately 3,000 vehicles, including a 1,250 space parking garage.

Hollywood Casino Baton Rouge

        Hollywood Casino Baton Rouge is a dockside riverboat gaming facility operating in Baton Rouge, Louisiana. Hollywood Casino Baton Rouge features a riverboat casino reminiscent of a nineteenth century Mississippi River paddlewheel steamboat. The riverboat features approximately 28,000 square feet of gaming space with 1,175 gaming machines and 23 table games.

        The facility also includes a two-story, 58,000 square foot dockside building featuring a variety of amenities, including a steakhouse, a 268-seat buffet, a premium players' lounge, a nightclub that doubles as a players' event area, a lobby bar, a public atrium, two meeting rooms, 1,548 parking spaces, a players' club booth and a gift shop.

        In December 2007, we agreed to acquire 3.8 acres of adjacent land and to pay for half of the construction costs for a railroad underpass with the seller of the land. The underpass will provide unimpeded access to the casino property and to property owned by the seller for future development. Construction on the underpass started in June 2009 and we anticipate that it will be completed in early 2011.

Argosy Casino Alton

        Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis. The target customers of Argosy Casino Alton are drawn largely from the northern and eastern regions of the greater St. Louis metropolitan area, as well as portions of central and southern Illinois. Argosy Casino Alton is a three-deck gaming facility featuring 23,000 square feet of gaming space with 1,081 slot machines and 18 table games. Argosy Casino Alton includes an entertainment pavilion and features a 124-seat buffet, a restaurant and a 400-seat main showroom. The facility also includes surface parking areas with 1,341 spaces.

Hollywood Casino Tunica

        Hollywood Casino Tunica is located in Tunica, Mississippi. Tunica County is the closest resort gaming jurisdiction to, and is easily accessible from, the Memphis, Tennessee metropolitan area. The Tunica market has become a regional destination resort, attracting customers from surrounding markets such as Nashville, Tennessee, Atlanta, Georgia, St. Louis, Missouri, Little Rock, Arkansas, and Tulsa, Oklahoma. This single-level casino features 54,000 square feet of gaming space with 1,229 slot machines, 26 table games and 6 poker tables.

        Hollywood Casino Tunica's 494-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons. Entertainment amenities include a steakhouse, a buffet, a 1950's-style diner, an entertainment lounge, a premium players' club, a themed bar facility, a non-smoking slot room, an indoor pool and showroom as well as banquet and meeting facilities. There is also an 18-hole championship golf course adjacent to the facility that is owned and operated through a joint venture of three gaming companies. In addition, Hollywood Casino Tunica offers surface parking with 1,635 spaces.

Hollywood Casino Bay St. Louis

        Hollywood Casino Bay St. Louis is located in Bay St. Louis, Mississippi. The casino features 57,000 square feet of gaming space with 1,232 slot machines, 22 table games, and 6 poker tables.

        The waterfront Hollywood Hotel features 291 rooms and a 10,000 square foot ballroom, including nine separate meeting rooms offering more than 14,000 square feet of meeting space. Hollywood Casino Bay St. Louis offers live concerts and various entertainment on weekends in the ballroom. The property also features The Bridges golf course, an 18-hole championship golf course. Hollywood Casino Bay St. Louis has various dining facilities including Bogarts Steakhouse, a buffet and the 24-hour Celebrity Grill and The Bridges Clubhouse Grill. Other amenities include a recreational vehicle park with 100 sites and gift shop.

Argosy Casino Sioux City

        Argosy Casino Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 20,500 square feet of gaming space with 712 slot machines, 19 table games and 3 poker tables. The casino is complemented by adjacent barge facilities featuring dining facilities, meeting space, and 524 parking spaces.

Boomtown Biloxi

        Boomtown Biloxi is located in Biloxi, Mississippi. Boomtown Biloxi offers 51,665 square feet of gaming space with 1,182 slot machines, 18 table games and 5 poker tables. It features a locally acclaimed buffet and the Grill (a 24-hour deli and bakery), and a new steakhouse and VIP lounge which opened in the fourth quarter of 2009. Boomtown Biloxi also has 1,450 surface parking spaces.

Hollywood Slots Hotel and Raceway

        Hollywood Slots Hotel and Raceway is located in Bangor, Maine. Its amenities include 30,000 square feet of gaming space with 1,000 slot machines, a 152-room hotel, with 5,119 square feet of meeting and pre-function space, two eateries, a buffet and a snack bar, a small entertainment stage, and a four-story parking garage with 1,500 spaces. Bangor Raceway, which is adjacent to the property, is located at historic Bass Park and includes a one-half mile track and grandstand to seat 3,500 patrons.

Bullwhackers

        The Bullwhackers casino, which is located in Black Hawk, Colorado, includes 10,425 square feet of gaming space with 310 slot machines and offers a cafe. In December 2010, we terminated the lease for the Bullpen Casino property which led to a reduction in gaming square footage and number of gaming devices from the prior year; however we believe this will contribute to improved financial performance going forward. The property also includes a 344-car surface parking area. We also own and operate a gas station/convenience store located approximately 7 miles east of the Bullwhackers casino on Highway 119.

Black Gold Casino at Zia Park

        Black Gold Casino at Zia Park is located in Hobbs, New Mexico and includes the Black Gold Casino and the adjoining Zia Park Racetrack. Black Gold Casino at Zia Park includes 18,460 square feet of gaming space with 750 slot machines and operates three restaurants consisting of the Black Gold Buffet, the Black Gold Steakhouse, and the StateLine Showroom, a bar and grill with live entertainment. Year-round banquet services are available in the Turf Club, which also offers food and beverage services during the live racing season. The property has a one-mile oval quarter/thoroughbred racetrack, with live racing from September to December, and a year-round simulcast parlor.

Hollywood Casino Perryville

        Hollywood Casino Perryville was opened to the public on September 27, 2010 and is located directly off Interstate 95 in Cecil County, Maryland just 30 minutes northeast of Baltimore and an hour and a quarter from Washington, D.C. Hollywood Casino Perryville is a Hollywood-themed facility which offers 34,329 square feet of gaming space with 1,500 slot machines. The facility offers various food and beverage options, including a buffet and Extras Grill, a gift shop and 1,600 parking spaces with valet and self-parking.

Raceway Park

        Raceway Park is a 58,250 square foot facility with a 5/8-mile harness race track located in Toledo, Ohio. The facility also features simulcast wagering and has theatre-style seating capacity for 1,977 and surface parking for 3,000 vehicles.

Freehold Raceway

        Through our joint venture with Pennwood Racing, Inc. ("Pennwood"), we own 50% of Freehold Raceway, located in Freehold, New Jersey. The property features a half-mile oval harness track and a 150,000 square foot grandstand.

Sanford-Orlando Kennel Club

        Sanford-Orlando Kennel Club is a 1/4-mile greyhound facility located in Longwood, Florida. The facility has capacity for 6,500 patrons, with seating for 4,000 and surface parking for 2,500 vehicles. The facility conducts year-round greyhound racing and horse racing simulcasts.

Beulah Park

        On July 1, 2010, we closed our acquisition of Beulah Park in Grove City, Ohio from Heartland Jockey Club Ltd. Located on approximately 210 acres just outside of Columbus, Ohio, Beulah Park is a thoroughbred racing facility that features live thoroughbred racing from October to May as well as simulcast wagering from a number of nationwide tracks. Beulah Park includes a grandstand, outdoor paddock, a clubhouse facility and numerous food and dining options.

Pimlico Race Course and Laurel Park

        Through our joint venture to own and operate the Maryland Jockey Club, which closed on July 1, 2010, we own 49% of Pimlico Race Course ("Pimlico") and Laurel Park, located in Baltimore, Maryland and Laurel, Maryland, respectively. Pimlico features a one-mile oval track, a 7/8-mile turf course and seating for approximately 15,000 spectators. Laurel Park, the sister track to Pimlico, features a 1 1/8-mile oval track and a one mile turf course with seating for approximately 5,000 spectators. Pimlico is the annual host of the Preakness® Stakes, the second leg in thoroughbred racing's Triple Crown.

Off-track Wagering Facilities

        Our off-track wagering facilities ("OTWs") and racetracks provide areas for viewing import simulcast races of thoroughbred and harness horse racing, televised sporting events, placing pari-mutuel wagers and dining. We operate four of the eighteen OTWs currently in operation in Pennsylvania. In addition, through our joint venture with Pennwood, we own 50% of a leased OTW in Toms River, New Jersey.

Account Wagering/Internet Wagering

        In 1983, we pioneered Telebet®, the complete account wagering operation for Penn National Race Course. The platform offers account wagering on more than 80 United States ("U.S.") and Canadian racetracks, and currently has more than 6,600 active account betting customers from the 13 U.S. states that permit account wagering as well as the U.S. Virgin Islands.

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

Managed Gaming Property

Casino Rama

        Through CHC Casinos Canada Limited ("CHC Casinos"), our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation ("OLGC"), an agency of the Province of Ontario. Casino Rama is located on the lands of the Rama First Nation, approximately 90 miles north of Toronto. The property has approximately 93,000 square feet of gaming space with 2,427 gaming machines, 108 table games and 15 poker tables. In addition, the property includes a 5,000-seat entertainment facility, a 289-room hotel and 3,170 surface parking spaces.

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

        The Agreement terminates on July 31, 2011, and the OLGC has the option to extend the term of the Agreement for two successive periods of five years each, commencing on August 1, 2011. However, on October 5, 2010, the OLGC issued a Request for Pre-Qualification inviting gaming operators to bid on a new five year term for management of the Casino Rama facility, which included a cap on management fees of $5 million per year. While we intend to participate in the bid process, there can be no assurance that the OLGC will select us to manage the property beyond August 1, 2011. The OLGC expects to make its decision in 2011, with the new term beginning in early 2012. We are in the process of negotiating a short-term extension to our existing Agreement with the OLGC to provide for the continued management of the facility during the interim period.

Noncontrolling Interests

        In November 2009, we entered into a Funding and Option Agreement with Lakes Entertainment, Inc. ("Lakes"), permitting Lakes to invest up to a 10% equity interest in each of our proposed facilities in Columbus and Toledo, Ohio.

        During the year ended December 31, 2010, Lakes made no contribution to us towards the proposed facilities, and its portion of the net loss for the proposed facilities was $2.2 million. During the year ended December 31, 2009, Lakes contributed $1.9 million to us towards the proposed facilities, and its portion of the net loss for the proposed facilities was $2.5 million.

        On July 16, 2010, we paid $25 million to Lakes to terminate the agreement. In exchange for this payment, Lakes agreed to relinquish all of its rights, title and interests held in connection with these two projects.

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

Competition

Gaming Operations

        The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming and other forms of gaming in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; high school, collegiate and professional athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Kansas and Ohio), have legalized, and are likely to implement gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

        Charles Town, West Virginia.    Our operations at Hollywood Casino at Charles Town Races face competition in the neighboring states of Pennsylvania, Delaware, New Jersey and Maryland. In addition, in January 2010, Pennsylvania strengthened their competitive position as the Pennsylvania legislature passed legislation permitting table games for gaming licensees. Table games became operational at all of the gaming licensees, including Hollywood Casino at Penn National Race Course, in July 2010. Similarly, in Delaware, a bill was passed in early 2010 that authorized table games at Delaware's three racetrack casinos. Table games at all three of the racetrack casinos in Delaware were opened in the second quarter of 2010. In Maryland, in November 2008, the citizens of Maryland approved a referendum to allow up to 15,000 slot machines at five locations throughout the state. These locations include a facility in each of Cecil, Allegany, Anne Arundel, Baltimore City and Worchester Counties. Applications for each of the gaming zones were submitted in February 2009. Zoning was approved by voters in November 2010 for the proposed $500 million casino complex at the Arundel Mills mall in Anne Arundel, Maryland. Construction of a temporary facility in late 2011 is being targeted by the developer with construction of the permanent casino being completed in 2012. Particularly as the Anne Arundel facility opens, Hollywood Casino at Charles Town Races will face increased competition and its results will be negatively impacted. Additionally, the opening of a casino in Baltimore City as well as any proximate relocation of open Pennsylvania licenses would negatively impact our operations at Charles Town.

        Lawrenceburg, Indiana.    Hollywood Casino Lawrenceburg is the closest casino to the Cincinnati metropolitan area, and faces competition from two other riverboat casinos in the Cincinnati market, plus two racetrack casinos in the greater Indianapolis area. The nearest competitor is located approximately 15 miles further south of Lawrenceburg in Rising Sun, Indiana. Another competitor is located 40 miles from Lawrenceburg in Switzerland County, Indiana. In 2007, the Indiana Legislature passed a law allowing up to 2,000 slot machines at each of two racetracks in Indianapolis, approximately 90 miles northwest of Lawrenceburg. Both of these racetracks re-opened with slots in June 2008. One of the two racinos opened their slot operations in a temporary facility and then opened a permanent structure in March 2009. These two Indianapolis racinos have adversely affected our gaming revenue, particularly from the Indianapolis feeder market. Casino gaming is not currently permitted under the laws of Kentucky, although legislation has been introduced to allow gaming at racetracks and casinos subject to referendum. Ohio voters passed a referendum in 2009 to allow four land-based casinos in four cities, one of which will be in downtown Cincinnati, which is a major feeder market for our Lawrenceburg property. The proposed $400 million casino in nearby Cincinnati, Ohio will be operated by Harrah's Entertainment as part of a joint venture with Rock Gaming LLC and is anticipated to open in 2012. Finally, the Indiana House approved a statewide smoking ban bill that would provide an exemption for casino floors. The Indiana Senate will now consider the legislation. The commencement of casino gaming in Ohio or Kentucky or the implementation of a smoking ban at casinos would have an adverse effect on the financial results of our Lawrenceburg casino.

        Grantville, Pennsylvania.    Hollywood Casino at Penn National Race Course is located in Grantville, Pennsylvania, which is just outside Harrisburg. The closest competition to Hollywood Casino at Penn National Race Course is currently over 60 miles away. The Pennsylvania Race Horse Development and Gaming Act, which was signed in 2004, authorized up to 5,000 slot machines at each of seven harness/thoroughbred racetracks and five stand-alone slot facilities, as well as 500 slot machines at each of two authorized resort facilities (category 3 licenses). Currently, slot machines are authorized and operating at six of the seven existing racetrack facilities, as well as four stand-alone facilities. In January 2010, the Pennsylvania legislature passed legislation permitting table games for gaming licensees. Table games became operational at all of the gaming licensees, including Hollywood Casino at Penn National Race

Course, in July 2010. The new legislation also increased the number of category 3 licenses from two to three. A category 3 license allows the licensed facility to operate up to 500 slot machines; however, a category 3 licensed facility holding a table game operation certificate will be entitled to operate 600 slot machines and 50 table games. One category 3 license application has been granted for a site in Valley Forge, Pennsylvania, but no license has been issued, pending resolution of a challenge before the Supreme Court of Pennsylvania. There are also proposed sites in each of the Harrisburg, Gettysburg, Pittsburgh and Poconos areas for the second category 3 license. A decision on the second category 3 license still awaits. Under the new legislation, the third category 3 license will be available for applicants in 2017. If certain of these sites or other currently open Pennsylvania licenses begin slot operations in a proximate location, it may have a negative impact on our operations at Hollywood Casino at Penn National Race Course.

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

        Chicagoland.    Hollywood Casino Aurora and Hollywood Casino Joliet are part of the Chicagoland market that includes eight properties in the Chicago suburbs in both Illinois and northern Indiana. Due to significantly higher gaming taxes imposed on Illinois riverboats, the Indiana riverboats have been able to spend greater amounts on marketing and other amenities, which has significantly increased their ability to compete with the Illinois riverboats. Any increase in gaming taxes or admission fees imposed on Illinois riverboats could have an adverse impact on the financial results of our Chicagoland casinos. Effective January 1, 2008, casinos in Illinois became smoke-free due to state legislation and smoking areas are required to be outside of the facility. The casinos in Indiana continue to have smoking permitted in all areas, providing them with a significant competitive advantage.

        New competition in Illinois is currently limited by state legislation. The Illinois Riverboat Gambling Act and the regulations promulgated by the Illinois Gaming Board under the Riverboat Gambling Act authorize only 10 owner licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the 10 licensed sites. All authorized owners' licenses have now been granted, with the final license, which was dormant for several years, being issued in December 2008. The new approximately $445 million casino is expected to open in the second half of 2011 in Des Plaines, Illinois. We will face additional competition as the facility will be located in the suburban area northwest of Chicago however, the 3% tax surcharge that our casinos in the Chicagoland market pay to subsidize local racing horse interests will no longer be incurred. In addition, in July 2009, the Governor of Illinois signed a bill providing for the legalization of video poker in bars. In January 2011, the Illinois Appellate Court issued an opinion effectively prohibiting slots at taverns. We expect this decision to be appealed and/or clarifying legislative action to be taken. In any event, it appears implementation of the Illinois Video Gaming Act will be delayed as a result of the Illinois Appellate Court's ruling.

        Riverside, Missouri.    Argosy Casino Riverside currently faces competition from three other casinos in its market. In November 2008, legislation was enacted in Missouri that increased gaming taxes, while removing the loss limit in the state. The Kansas legislature has approved the expansion of casino gaming in its state, and in February 2010, Kansas Entertainment, LLC, a joint venture of affiliates of International Speedway Corporation ("International Speedway") and us, received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of an approximately $411 million Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway, which is located approximately 17 miles from Argosy Casino Riverside. Kansas Entertainment, LLC began construction of the facility in the second quarter of 2010 and has a planned opening in the first half of 2012. The commencement of casino gaming in Kansas, including our joint venture with International Speedway, will have an adverse effect on the financial results of Argosy Casino Riverside.

        Baton Rouge, Louisiana.    The principal competitor to Hollywood Casino Baton Rouge is Tropicana's Belle of Baton Rouge, which is approximately 2 miles away. We also face competition from eleven casinos on the Mississippi Gulf Coast, which is approximately 120 miles east of Baton Rouge; many of these casinos are destination resorts that attract customers from the Baton Rouge area. In addition, Hollywood Casino Baton Rouge faces competition from casinos in the New Orleans area, which is approximately 75 miles from Baton Rouge, two Native American casinos that are approximately 45 miles southwest and approximately 65 miles northwest of Baton Rouge, and a racetrack located approximately 55 miles from Baton Rouge. We also face competition from video poker machines located in truck stops, restaurants, bars and OTWs located in certain surrounding parishes. In addition, another gaming operator received approval from the Louisiana Gaming Control Board for a third riverboat casino in Baton Rouge that was subject to a local option referendum subsequently approved by East Baton Rouge Parish voters on February 9, 2008. Construction on the approximately $357 million riverboat casino and hotel has begun with a planned opening in late 2011. The opening of this riverboat casino will have an adverse effect on the financial results of Hollywood Casino Baton Rouge.

        Alton, Illinois.    Argosy Casino Alton faces competition from five other riverboat casinos currently operating in the St. Louis, Missouri area. Casinos in Illinois are smoke-free due to state legislation while casinos in Missouri continue to have smoking permitted in all gaming areas, providing them with a significant competitive advantage. Should the Illinois legislature enact gaming-expansion legislation or increase admission or gaming taxes, Argosy Casino Alton's financial results could be adversely affected.

        Tunica County, Mississippi.    Hollywood Casino Tunica faces intense competition from nine other casinos operating in north Tunica County and Coahoma County. The Tunica County market is segregated into two casino clusters, Casino Center and Casino Strip, where Hollywood Casino Tunica is located, as well as three stand-alone properties. In addition, we compete with another casino located approximately 25 miles south of the Casino Strip cluster in Coahoma County. The close proximity of the casinos in Tunica County has contributed to the competition between casinos because it allows consumers to visit a variety of casinos in a short period of time. The Mississippi Gaming Control Act does not limit the number of licenses that may be granted. Any significant increase in new competition in or around Tunica County could negatively impact the operations of Hollywood Casino Tunica.

        Hollywood Casino Tunica may eventually face competition from the opening of gaming casinos closer to Memphis, such as in DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, the last being in November 1996. In November 2006, Southland Park Gaming & Racing, formerly Southland Greyhound Park, in West Memphis, Arkansas, opened a $40 million gaming facility with electronic "games of skill." The facility is located across the Mississippi River from Memphis. Casino gaming is not currently legalized in Tennessee; however, the legalization of gaming in Tennessee could have an adverse impact on Hollywood Casino Tunica.

        Mississippi Gulf Coast.    As of December 31, 2010, eleven casinos operated in this region (eight in Biloxi, including our Boomtown casino, one in the Gulfport, and two in Bay St. Louis) including our Bay St. Louis property. Prior to Hurricane Katrina, our Bay St. Louis property was the only casino in the Bay St. Louis market, whereas there are now two casinos in the Bay St. Louis market. In addition, in the Bay St. Louis market, there are various proposals for casinos in development, as well as expansions at existing properties, that may take place in the next few years, though none that are significant are anticipated to be completed in 2011.

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

        Sioux City, Iowa.    Argosy Casino Sioux City competes primarily with two land-based Native American casinos that are not required to report gaming revenues and other operating statistics, therefore market comparisons cannot be made. We also compete with certain providers and operators of video gaming in the neighboring state of South Dakota. Additionally, to a lesser extent, we compete with slot machines at a pari-mutuel racetrack in Council Bluffs, Iowa, and with two riverboat casinos in the Council Bluffs/Omaha, Nebraska market, approximately 90 miles south of Sioux City. In May 2010, the Iowa Racing and Gaming Commission approved the granting of a gaming license to Lyon County, Iowa which is approximately 90 miles north of Sioux City, Iowa. Construction on an approximately $120 million casino and hotel has begun with a planned opening in the second half of 2011. This new facility will have an adverse impact on Argosy Casino Sioux City. Additionally, an increase in the gaming tax rate has been recently been proposed for all casinos operating in Iowa. This could negatively impact our ability to compete against our competitors outside of the state.

        Bangor, Maine.    Hollywood Slots Hotel and Raceway is the only facility with slot machines in the state of Maine. The closest competitors offering slot machines are Foxwoods and Mohegan Sun in Connecticut, Newport Grand Casino in Rhode Island and Horizon's Edge casino cruise ship operating in Lynn, Massachusetts, all approximately 300 miles away. In November 2010, voters approved a referendum for a proposed approximately $165 million resort casino, which will be allowed to offer both table games and slot machines, in the western Maine town of Oxford which is approximately 90 miles away. The opening of this resort casino may have an adverse effect on our existing operations at Hollywood Slots Hotel and Raceway; however, it is possible that in connection with the opening of the Oxford casino, Hollywood Slots Hotel and Raceway will be permitted to offer table games.

        Black Hawk, Colorado.    The Black Hawk gaming market is characterized by intense competition. The competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, types and pricing of non-gaming amenities including hotel rooms, name recognition and overall atmosphere. There are currently seventeen gaming facilities in the Black Hawk market and seven gaming facilities in nearby Central City. Our Bullwhackers property competes in this market.

        Hobbs, New Mexico.    The closest competitors to Black Gold Casino at Zia Park are located in New Mexico, and are approximately 190 and 250 miles from Hobbs. In New Mexico, the Governor signed a new compact with the tribal casinos limiting the future expansion of gaming facilities in the state. Hobbs is located very close to the Texas border, and the political developments in Texas are monitored closely. Currently, there is no legalized gaming in Texas; however, legislators are currently considering gaming expansion proposals. However, if gaming is approved in Texas, we may benefit through our joint venture, which is pending regulatory approval, to own and operate the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas and a planned racetrack in Laredo, Texas. If gaming is legalized in Texas, it could impact Black Gold Casino at Zia Park.

        Perryville, Maryland.    In November 2008, the citizens of Maryland approved a referendum to allow up to 15,000 slot machines at five locations throughout the state. These locations included a facility in each of Cecil, Allegany, Anne Arundel, Baltimore City and Worchester Counties. Applications for each of the gaming zones were submitted in February 2009. Hollywood Casino Perryville in Cecil County opened to the public on September 27, 2010. This was the only Maryland facility operational in 2010. In January 2011, the Worchester County location opened at Ocean Downs Racetrack which offers 750 slot machines. Hollywood Casino Perryville faced competition from Delaware racinos at Delaware

Park and Dover Downs, as well as from a casino in Chester, Pennsylvania during 2010. All three competitors are within 50 miles of our facility and are able to offer table games whereby our Perryville facility is only permitted to offer slot machines. As additional facilities are opened in Maryland and/or Pennsylvania, the results of Hollywood Casino Perryville could be negatively impacted.

        Orillia, Ontario.    Casino Rama faces competition in Ontario from three other commercial casinos, and several charity casinos and racetracks with gaming machines in the province. All of the casinos (including Casino Rama) and gaming machine facilities are operated by or on behalf of the Ontario Lottery and Gaming Corporation, an agency of the Province of Ontario. There are also two commercial casinos located in Niagara Falls, Ontario, 80 miles southwest of Toronto.

        On October 5, 2010, the OLGC issued a Request for Pre-Qualification inviting gaming operators to bid on a new five year term for management of the Casino Rama facility, that included a cap on management fees of $5 million per year. We intend to participate in the bidding process. The OLGC expects to make its decision in 2011, with the new term beginning in early 2012.

Racing Operations

        Our racing operations face significant competition for wagering dollars from other racetracks and OTWs, some of which also offer other forms of gaming, as well as other gaming venues such as casinos. Additionally, for a number of years, there has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above and unwillingness of customers to travel a significant distance to racetracks. Our account wagering operations compete with other providers of such services throughout the country. We also may face competition in the future from new OTWs, new racetracks or new providers of account wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing operations, such gaming opportunities could have an adverse effect on our business, financial condition and results of operations.

U.S. and Foreign Revenues

        Our net revenues in the U.S. for 2010, 2009 and 2008 were approximately $2,443.9 million, $2,354.5 million and $2,406.4 million, respectively. Our revenues from operations in Canada for 2010, 2009 and 2008 were approximately $15.2 million, $14.8 million and $16.7 million, respectively.

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

Management

Name	Age	Position
Peter M. Carlino	64	Chief Executive Officer
Timothy J. Wilmott	52	President and Chief Operating Officer
William J. Clifford	53	Senior Vice President-Finance and Chief Financial Officer
Thomas P. Burke	54	Senior Vice President-Regional Operations
John V. Finamore	52	Senior Vice President-Regional Operations
Robert S. Ippolito	59	Vice President, Secretary and Treasurer
Jordan B. Savitch	45	Senior Vice President and General Counsel
Steven T. Snyder	50	Senior Vice President-Corporate Development

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

        Thomas P. Burke.    Mr. Burke joined us in November 2002, and was appointed to his current position of Senior Vice President-Regional Operations effective October 2008. In this position, Mr. Burke is responsible for overseeing all facets of our facilities located in Colorado, Iowa, Louisiana, Mississippi, Missouri, and New Mexico as well as our joint venture in Kansas. Previously, Mr. Burke served as Vice President and General Manager of our Argosy Casino Riverside from June 2006 until October 2008 and as President and General Manager of our Bullwhackers properties from November 2002 until June 2006. Prior to joining us, Mr. Burke held senior management positions at Ameristar Casinos, Station Casinos, Trump Taj Mahal Casino Resort and Trump Castle Hotel/Casino, American Gaming and Entertainment and the Majestic Star Casino.

        John V. Finamore.    Mr. Finamore joined us in November 2002 as Senior Vice President-Regional Operations. In this position, Mr. Finamore is responsible for overseeing all facets of our facilities located in Florida, Illinois, Maine, New Jersey, Ohio, Ontario, Pennsylvania, Maryland and West Virginia. Prior to joining us, Mr. Finamore served as President of Missouri Operations for Ameristar Casinos, Inc. from December of 2000 until February of 2002 and President of Midwest Operations for Station Casinos, Inc. from July 1998 until November 2000. Mr. Finamore has over 28 years of gaming industry and hotel management experience.

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

Governmental Regulations

        The gaming and racing industries are highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Employees and Labor Relations

        As of December 31, 2010, we had 15,636 full- and part-time employees.

        We are required to have agreements with the horsemen at each of our racetracks to conduct our live racing and simulcasting activities, with the exception of our tracks in Ohio and New Mexico. In addition, in order to operate gaming machines and table games in West Virginia, we must maintain agreements with each of the Charles Town Horsemen, pari-mutuel clerks and breeders.

        At Hollywood Casino at Charles Town Races, we have an agreement with the Charles Town Horsemen expiring on December 31, 2011, and an agreement with the breeders that expires on June 30, 2011. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis while negotiations are in process.

        Our agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course expires on September 30, 2011. We have a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expires on December 31, 2011. We also have an agreement in place with Local 137 of the Sports Arena Employees with respect to pari-mutuel clerks and admission personnel at our OTWs, which expired on September 30, 2009 and has been extended pending continuing negotiations.

        Our agreement with the Maine Harness Horsemen Association at Bangor Raceway expires on December 31, 2011.

        Our agreement with the Ohio Harness Horsemen Association at Raceway Park expires on November 30, 2012. In connection with the acquisition of Beulah Park, we have assumed the agreement with the Ohio Horsemen's Protective and Benevolent Association, which expires on November 30, 2012.

        Across certain of our properties, the Seafarers Entertainment and Allied Trade Union represents approximately 1,800 of our employees under agreements that expire at various times between June 2012 and November 2015. At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union ("UNITE/HERE") Local 1 represents approximately 270 employees under a collective bargaining agreement which expires on March 31, 2011. In addition, at some of our properties, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO, the Security Police and Fire Professionals of America, the International Brotherhood of Electronic Workers, the American Maritime Officers Union and the UNITE/HERE Local 10 represent certain of our employees under collective bargaining agreements that expire at various times between May 2012 and September 2016. None of these particular unions represent more than 50 of our employees.

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

        A substantial portion of our revenues is derived from our Charles Town, West Virginia and Lawrenceburg, Indiana facilities, which will face increased competitive pressures in the near term.

        For the year ended December 31, 2010, approximately 38% of our net revenues were collectively derived from our Charles Town and Lawrenceburg operations. Our ability to meet our operating and debt service requirements is substantially dependent upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the potential effect on Charles Town due to the recent voter approval of the development of a $500 million casino complex at the Arundel Mills mall in Anne Arundel, Maryland as well as ongoing and potentially new competition in Pennsylvania and Maryland, and the potential impact on Lawrenceburg of a proposed $400 million casino in nearby Cincinnati, Ohio that will be operated by Harrah's Entertainment as part of a joint venture with Rock Gaming LLC with an announced opening in 2012 as well as the continuing impact of Indianapolis Downs and Hoosier Downs which opened with gaming in mid 2008);

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

        We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets. The integration of properties we may develop or acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks as well as the risks attendant to partnership deals on these development opportunities. In particular, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition (for example, the type we are currently facing in Columbus, Ohio with respect to permitting and infrastructure) can delay or increase the anticipated cost of a project. Finally, given the competitive nature of these types of limited license opportunities, litigation (such as the recent lawsuit filed by The Cordish Company in Maryland) is possible.

        Management of new properties, especially in new geographic areas, may require that we increase our management resources. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions. We also cannot assure you that if acquisitions are completed, that the acquired businesses will generate returns consistent with our expectations.

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

        We may face risks related to our ability to receive regulatory approvals required to complete, or other delays or impediments to completing certain of our acquisitions.

        Our growth is fueled, in part, by the acquisition of existing gaming, racing, and development properties. In addition to standard closing conditions, our acquisitions are often conditioned on the receipt of regulatory approvals and other hurdles that create uncertainty and could increase costs, which could have a material adverse effect on our business, financial condition and results of operations. For example, on October 8, 2010, we announced that we had purchased all of the outstanding bank and subordinated debt of The M Resorts LLC for $230.5 million. We subsequently entered into an asset purchase agreement with the equity owners to facilitate the conversion of our debt ownership into full equity in February 2011 but the conversion transaction is subject to, among other things, the review and approval of the Nevada Gaming Commission and the Nevada Gaming Control Board. No assurance can be given that this transaction will be approved in a timely manner or at all.

        We face risks related to the development and expansion of our properties.

        We expect to use a portion of our cash on hand, cash flow from operations and available borrowings under our revolving credit facility for significant capital expenditures at certain of our properties. Any proposed enhancement may require us to significantly increase the size of our existing work force at those properties. We cannot be certain that management will be able to hire and retain a sufficient number of qualified employees to operate and manage these facilities at their optimal levels. The failure to employ the necessary work force could adversely affect our operations and ultimately harm profitability. In addition, these enhancements could involve construction risks including cost over-runs and delays, market deterioration and timely receipt of required licenses, permits or authorizations. Our failure to complete any new development or expansion project as planned, on schedule, within budget or in a manner that generates anticipated profits, could have a material adverse effect on our business, financial condition and results of operations.

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

        The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming and other forms of gaming in the United States ("U.S."). In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; high school, collegiate and professional athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Kansas, Ohio and Maryland), have legalized, and are likely to fully implement, gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons could increase competition for our gaming operations and could have a material adverse impact on us.

        Gaming competition is intense in most of the markets where we operate. As competing properties and new markets are opened our operating results may be negatively impacted. For example, a proposed $400 million casino scheduled to open in 2012 in Cincinnati, Ohio will compete in the same market as our Lawrenceburg property, increased competition to our Charles Town property in late 2011 is anticipated from the construction of a significant casino complex at the Arundel Mills mall in Anne Arundel, Maryland as well as ongoing and potentially new competition in Pennsylvania and Maryland, an approximately $357 million riverboat casino and hotel in Baton Rouge, Louisiana is scheduled to open in late 2011 that may have a potential impact on our Baton Rouge property, and an approximately $445 million casino scheduled to open in the second half of 2011 in Des Plaines, Illinois may have a potential impact on our Joliet and Aurora properties. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. There could be further competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes.

        We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in detail in the subsection entitled "Competition—Gaming Operations" of this Annual Report on Form 10-K.

        We may face reductions in discretionary consumer spending as a result of an economic downturn.

        Our net revenues are highly dependent upon the volume and spending levels of customers at our properties and as such our business has been adversely impacted by economic downturns. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, high unemployment levels, low levels of consumer confidence, weakness in the housing market and increased stock market volatility may negatively impact our revenues and operating cash flow.

        Our management service contract for Casino Rama currently expires on July 31, 2011.

        Through CHC Casinos Canada Limited ("CHC Casinos"), our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation ("OLGC"), an agency of the Province of Ontario. Casino Rama is located on the lands of the Rama First Nation, approximately 70 miles north of Toronto. The property has approximately 93,000 square feet of gaming space, 2,427 gaming machines, 108 table games and 15 poker tables. In addition, the property includes a 5,000-seat entertainment facility, a 289-room hotel and 3,170 parking spaces.

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

        The Agreement terminates on July 31, 2011, and the OLGC has the option to extend the term of the Agreement for two successive periods of five years each, commencing on August 1, 2011. However, on October 5, 2010, the OLGC issued a Request for Pre-Qualification inviting gaming operators to bid on a new five year term for management of the Casino Rama facility, which included a cap on management fees of $5 million per year. While we intend to participate in the bid process, there can be no assurance that the OLGC will select us to manage the property beyond August 1, 2011. The OLGC expects to make its decision in 2011, with the new term beginning in early 2012. We are in the process of negotiating a short-term extension to our existing Agreement with the OLGC to provide for the continued management of the facility during the interim period.

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

        Licensing requirements.    As owners and managers of gaming and pari-mutuel wagering facilities, we are subject to extensive state, local and, in Canada, provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. These regulatory authorities have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, and numbers and types of machines. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

        We depend on our key personnel.

        We are highly dependent on the services of Peter M. Carlino, our Chairman and Chief Executive Officer, Timothy J. Wilmott, our President and Chief Operating Officer, William J. Clifford, our Senior Vice President-Finance and Chief Financial Officer, and other members of our senior management team. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

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

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For example, in late August 2005, we closed Hollywood Casino Bay St. Louis in Bay St. Louis, Mississippi, Boomtown Biloxi in Biloxi, Mississippi and Hollywood Casino Baton Rouge in Baton Rouge, Louisiana in anticipation of Hurricane Katrina. Hollywood Casino Baton Rouge subsequently reopened on August 30, 2005. However, due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume until June 29, 2006 and August 31, 2006, respectively. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period. In terms of casualty events, on March 20, 2009, our Hollywood Casino Joliet, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge reopened with temporary land-based facilities, and we began construction of a new land-based pavilion, which opened in late December 2010.

        The extent to which we can recover under our insurance policies for damages sustained at our properties in the event of future hurricanes and casualty events could adversely affect our business.

        On August 28, 2005, we closed Hollywood Casino Bay St. Louis in Bay St. Louis, Mississippi and Boomtown Biloxi casino in Biloxi, Mississippi in anticipation of Hurricane Katrina. Due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume until June 29, 2006 and August 31, 2006, respectively. In terms of casualty events, on March 20, 2009, our Hollywood Casino Joliet, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion, which opened in late December 2010. We maintain significant property insurance, including business interruption coverage, for these and other properties. However, there can be no assurances that we will be fully or promptly compensated for losses at any of our facilities in the event of future hurricanes or casualty events.

        We are subject to environmental laws and potential exposure to environmental liabilities.

        We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and nonhazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. From time to time, we have incurred and are incurring costs and obligations for correcting environmental noncompliance matters. To date, none of these matters have had a material adverse effect on our business, financial condition or results of operations; however, there can be no assurance that such matters will not have such an effect in the future. In addition, as we acquire properties, we may not know the full level of exposure that we may have undertaken despite appropriate due diligence.

        We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. The Bullwhackers property is located within the geographic footprint of the Clear Creek/Central City Superfund Site, a large area of historic mining activity which is the subject of state and federal clean-up actions. Although we have not been named a potentially responsible party for this Superfund Site, it is possible that as a result of our ownership and operation of this property (on which mining may have occurred in the past), we may incur costs related to this matter in the future. Furthermore, we are aware that there is or may have been soil or groundwater contamination at certain of our properties (such as Colorado and Ohio) resulting from current or former operations. These matters are in various stages of investigation, and we are not able at this time to estimate the costs that will be required to resolve them. Additionally, certain of the gaming chips used at many gaming properties, including some of ours, have been found to contain some level of lead. Analysis by third parties has indicated the normal handling of the chips does not create a health hazard. We are in the process of evaluating potential environmental issues and our disposal alternatives. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

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

        The Federal Interstate Horseracing Act of 1978, as amended, the West Virginia Racing Act and the Pennsylvania Racing Act require that, in order to simulcast races, we have written agreements with the horse owners and trainers at our West Virginia and Pennsylvania race tracks. In addition, in order to operate gaming machines and table games in West Virginia, we are required to enter into written agreements regarding the proceeds of the gaming machines with a representative of a majority of the horse owners and trainers, a representative of a majority of the pari-mutuel clerks and a representative of a majority of the horse breeders.

        Effective October 1, 2004, we signed an agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course that expires on September 30, 2011. We have a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expires on December 31, 2011. We also have an agreement in place with Local 137 of the Sports Arena Employees with respect to pari-mutuel clerks and admission personnel at our off-track wagering facilities, which expired on September 30, 2009 and has been extended pending continuing negotiations. At Hollywood Casino at Charles Town Races, we have an agreement with the Charles Town Horsemen expiring on December 31, 2011, and an agreement with the breeders that expires on June 30, 2011. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis while negotiations are in process. Our agreement with the Maine Harness Horsemen Association at Bangor Raceway expires on December 31, 2011. Our agreement with the Ohio Harness Horsemen Association at Raceway Park expires on November 30, 2012. In connection with the acquisition of Beulah Park, we have assumed the agreement with the Ohio Horsemen's Protective and Benevolent Association which expires on November 30, 2012.

        If we fail to maintain operative agreements with the horsemen at a track, we will not be permitted to conduct live racing and export and import simulcasting at that track and off-track wagering facilities and, in West Virginia, we will not be permitted to operate our gaming machines and table games unless the state intervenes or changes the statute. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

        Work stoppages, organizing drives and other labor problems could negatively impact our future profits.

        Some of our employees are currently represented by labor unions. A lengthy strike or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and results of operations. Given the large number of employees, labor unions are making a concerted effort to recruit more employees in the gaming industry. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration. Particularly, in light of current support for changes to federal and state labor laws, we cannot provide any assurance that we will not experience additional and more successful union organization activity in the future.

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

        While we intend to finance expansion and renovation projects with existing cash, cash flow from operations and borrowing under our senior secured credit facility, we may require additional financing to support our continued growth. However, depending on then current economic conditions, our access to capital may not be available on terms acceptable to us or at all. Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

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

        We have a senior secured credit facility with a borrowing capacity of $640.6 million that expires on July 3, 2012 via a bank group that is comprised of various large financial institutions with the top four institutions providing over 62% of the facility. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we could experience decreased levels of liquidity which could have a detrimental impact on our operations, including being able to fund our current project pipeline. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our senior secured credit facility.

        We anticipate renewing or replacing our senior secured credit facility prior to July 3, 2012. However, in the current environment, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs. We can make no assurances that we will be able to enter into a new credit facility or renew or extend our existing senior secured credit facility, or whether any such credit facility will be available under acceptable terms. Failure to obtain sufficient financing or financing on acceptable terms would constrain our ability to operate our business and to continue our development and expansion projects. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operation.

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

        Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our existing senior secured credit facility will be adequate to meet our future liquidity needs for the next year. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our existing senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, including with respect to our indebtedness. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. As we are required to satisfy amortization requirements under our existing senior secured credit facility or as other debt matures, we may also need to raise funds to refinance all or a portion of our debt. We cannot assure you that we will be able to refinance any of our debt, including our existing senior secured credit facility, on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service or refinance the notes, extend or refinance our debt, including our existing senior secured credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following describes our principal real estate properties:

        Hollywood Casino at Charles Town Races.    We own 315 acres on various parcels in Charles Town and Ranson, West Virginia of which 155 acres comprise Hollywood Casino at Charles Town Races. The facility includes a 153-room hotel and a 3/4-mile all-weather lighted thoroughbred racetrack, a training track, two parking garages, an employee parking lot, an enclosed grandstand/clubhouse and housing facilities for over 1,300 horses.

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

        Hollywood Casino at Penn National Race Course.    We own approximately 625 acres in Grantville, Pennsylvania, where Penn National Race Course is located on 225 acres. Currently, the property includes a 365,000 square foot integrated slot wagering and horse racing facility, complimented by a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track, and a parking garage. The property also includes approximately 400 acres surrounding the Penn National Race Course that are available for future expansion or development.

        Hollywood Casino Aurora.    We own a dockside barge structure and land-based pavilion in Aurora, Illinois. We own the land, which is approximately 17,000 square feet, on which the pavilion is located and a pedestrian walkway bridge. The property also includes a parking lot under an operating lease agreement and two parking garages under capital lease agreements.

        Hollywood Casino Joliet.    We own approximately 276 acres in Joliet, Illinois, which includes a barge-based casino and a 100-room hotel. Construction on a new 1,100 space parking garage was completed in February 2010.

        Argosy Casino Riverside.    We own approximately 41 acres in Riverside, Missouri, which includes a barge-based casino, a 258-room luxury hotel, an entertainment/banquet facility and a parking garage.

        Hollywood Casino Baton Rouge.    Hollywood Casino Baton Rouge is a four-story riverboat casino, which we own. We own a 17.4-acre site on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The property site serves as the dockside embarkation for Hollywood Casino Baton Rouge and features a two-story building. We also own 5.5 acres of land that are used primarily for offices, warehousing, and parking. In December 2007, we agreed to acquire 3.8 acres of adjacent land and to pay for half of the construction costs for a railroad underpass with the seller of the land. The underpass will provide unimpeded access to the casino property and to property owned by the seller for future development. Construction on the underpass started in June 2009 and we anticipate that it will be completed in early 2011.

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

        Hollywood Casino Bay St. Louis.    We own approximately 614 acres in the city of Bay St. Louis, Mississippi, including a 17-acre marina. The property includes a land-based casino, an 18-hole golf course, a 291-room hotel, and other land-based facilities, all of which we own.

        Argosy Casino Sioux City.    We have a lease in Sioux City, Iowa, for the landing rights, which includes the dockside embarkation for the Argosy IV, a riverboat casino. We own the Argosy IV as well as adjacent barge facilities.

        Boomtown Biloxi.    We lease approximately 13 acres, most of which is utilized for the gaming location, under a lease that expires in 2093. We also lease approximately 5 acres of submerged tidelands at the casino site from the State of Mississippi. We own the barge on which the casino is located and all of the land-based facilities.

        Hollywood Slots Hotel and Raceway.    We lease the land on which the Hollywood Slots Hotel and Raceway facility is located, which consists of just over 9 acres, and includes a 152-room hotel and four-story parking. In addition, we lease approximately 26 acres located at historic Bass Park, which is adjacent to the facility, which includes a one-half mile track and a grandstand with over 12,000 square feet and seating for 3,500 patrons.

        Bullwhackers.    Our Bullwhackers casino is located on a 3.5-acre site, which we own. On August 30, 2006, we purchased a gas station/convenience store located approximately 7 miles east of the Bullwhackers casino on Highway 119 on a 7.6-acre site.

        Black Gold Casino at Zia Park.    Our Black Gold Casino adjoins the Zia Park Racetrack and is located on an approximately 320-acre site that we own. The property includes a one-mile oval quarter/thoroughbred racetrack.

        Hollywood Casino Perryville.    We own approximately 36 acres of land in Perryville, Maryland, where we opened Hollywood Casino Perryville to the public on September 27, 2010.

        Raceway Park.    We own approximately 92 acres in Toledo, Ohio, where Raceway Park is located. The property includes a 5/8-mile harness race track, including a clubhouse and a grandstand.

        Freehold Raceway.    Through our joint venture with Pennwood, we own a 51-acre site in Freehold, New Jersey, where Freehold Raceway is located. The property features a half-mile oval harness track and a grandstand. In addition, through our joint venture with Pennwood, we own a 10-acre site in Cherry Hill, New Jersey, which is currently undeveloped.

        Sanford-Orlando Kennel Club.    We own approximately 26 acres in Longwood, Florida where Sanford-Orlando Kennel Club is located. The property includes a 1/4-mile racing surface, a clubhouse dining facility and a main grandstand building. Kennel facilities for up to 1,300 greyhounds are located at a leased location approximately 1/2 mile from the racetrack enclosure.

        Beulah Park.    We own approximately 210 acres in Grove City, Ohio, just outside of Columbus, Ohio. The property includes a thoroughbred racing facility, a grandstand, outdoor paddock and a clubhouse building.

        Pimlico Race Course and Laurel Park.    Through our joint venture with MI Developments, Inc., we own 128 acres in Baltimore, Maryland where Pimlico is located and 287 acres in Laurel, Maryland where Laurel Park is located. Pimlico features a one-mile oval track, a 7/8-mile turf course and seating for approximately 15,000 spectators. Laurel Park features a 1 1/8-mile oval track and a one mile turf course with seating for approximately 5,000 spectators.

        Hollywood Casino Columbus.    We currently own approximately 141 acres of land in Columbus, Ohio, at two separate sites. On May 4, 2010, in a statewide election in Ohio, the voters determined that our casino in Columbus will be located at the 123-acre site of the former Delphi Automotive plant along Columbus's West Side. As a result of the election, we initiated the process to sell the parcel of land that we purchased in Columbus's Arena District, and reclassified the land as held for sale.

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

        Off-track Wagering Facilities.    The following is a list of our four OTWs, which are leased, and their locations:

Location	Approx. Size (Square Ft.)	Owned/Leased	Date Opened
Reading, PA	22,500	Leased	May 1992
Chambersburg, PA	12,500	Leased	April 1994
York, PA	25,000	Leased	March 1995
Lancaster, PA	24,000	Leased	July 1996

        In addition, through our joint venture with Pennwood, we own 50% of a leased OTW in Toms River, New Jersey, that has 28,160 square feet.

        Other.    We lease 45,917 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of Peter M. Carlino, our Chairman and Chief Executive Officer. We believe the lease terms for the executive office and warehouse to be no less favorable than such lease terms that could have been obtained from unaffiliated third parties.

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

        The following proceedings could result in costs, settlements, damages, or rulings that materially impact our consolidated financial condition or operating results. In each instance, we believe that we have meritorious defenses, claims and/or counter-claims, and intends to vigorously defend ourselves or pursue our claim.

        The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company's Hollywood Casino Joliet and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Hollywood Casino Joliet and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah's Joliet and the Grand Victoria Casino in Elgin (collectively, the "Four Casinos"), and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the "Court"), asking the Court to declare the law unconstitutional. Hollywood Casino Joliet and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Hollywood Casino Joliet and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court's ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the Four Casinos filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs' request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case. On June 10, 2009, the Four Casinos filed a petition with the Court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption. On August 17, 2009, the Court dismissed the Four Casinos' petition to reopen the case, and the Four Casinos have decided not to pursue an appeal of the dismissal. The monies paid into the protest fund have been transferred by the State of Illinois to the racetracks. However, the racetracks have been temporarily restrained from disbursing any funds pursuant to an order of the Seventh Circuit Court of Appeals issued in connection with the lawsuit described below.

        On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the Four Casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the Four Casinos filed suit in the Court, asking it to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 was being paid into a protest fund where it accrued interest. The defendants filed a motion to dismiss, which was granted on August 17, 2009. The Four Casinos appealed the dismissal and filed motions to keep the payments in the protest fund while the appeal is being litigated. The motion to keep the monies in the protest fund was denied and the funds were released to the racetracks, however, the funds are subject to the order issued by the Seventh Circuit Court of Appeals described below. On January 27, 2011, the Illinois appellate court affirmed the trial court's dismissal of this case.

        On June 12, 2009, the Four Casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund, racetrack owner John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c),(d) ("RICO"), based on an illegal scheme to secure the enactment of the 3% tax surcharge legislation in exchange for the payment of money by Johnston and entities controlled by him. The Four Casinos also seek to impose a constructive trust over all funds paid under the tax surcharge, and therefore all of the Illinois racetracks are named as parties to the lawsuit. The defendants in the RICO case filed motions to dismiss. On December 7, 2009, the district court denied the motions to dismiss the RICO count, but it granted the motion to dismiss the constructive trust count, stating that it did not have jurisdiction in this case to impose the constructive trust. The Four Casinos have appealed this dismissal to the Seventh Circuit Court of Appeals. The appellate court has ordered that any monies disbursed to the tracks be maintained until the appeal has been decided. Since the passing of House Bill 1918 into law, Hollywood Casino Joliet and Hollywood Casino Aurora have recognized approximately $49.7 million in incremental gaming tax expense as a result of the 3% tax surcharge, including $9.7 million during the year ended December 31, 2010. The incremental tax is included in gaming expense within the consolidated statements of operations.

        On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company's Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that the Company's disclosure practices relative to the proposed transaction with Fortress Investment Group, LLC and Centerbridge Partners, L.P. and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint was amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and the court granted the motion and dismissed the complaint with prejudice. The plaintiffs filed a motion for reconsideration, which was denied on October 21, 2009. The plaintiffs subsequently appealed the dismissal to the Fourth Circuit Court of Appeals and an oral argument was heard on October 26, 2010.

        On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the "County") filed suit against Kansas Penn Gaming, LLC ("KPG," a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and currently seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied. Discovery is expected to commence shortly.

        On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC ("HV") in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the "Contract") that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG's alleged breach based on a Guaranty Agreement signed by the Company. Both cases were consolidated. Following extensive discovery and briefings, on July 23, 2010, the court granted KPG's motion for summary judgment and dismissed HV's claim. KPG has filed a motion requesting reimbursement of the attorney's fees and costs incurred in litigating this case pursuant to the terms of the Contract and HV has opposed this motion.

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

	High	Low
2010
First Quarter	$30.22	$22.45
Second Quarter	31.95	23.05
Third Quarter	30.86	22.35
Fourth Quarter	37.32	29.44
2009
First Quarter	$25.29	$16.44
Second Quarter	35.18	23.28
Third Quarter	33.81	26.14
Fourth Quarter	29.30	24.45

        The closing sale price per share of our Common Stock on the NASDAQ Global Select Market on February 10, 2011, was $36.66. As of February 10, 2011, there were approximately 599 holders of record of our Common Stock.

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

Stock Repurchase

        The repurchase of up to $200 million of our Common Stock over the twenty-four month period ending July 2010 was authorized by our Board of Directors in June 2008. On June 9, 2010, our Board of Directors authorized the repurchase of up to $300 million of our Common Stock effective immediately and continuing until the Annual Meeting of Shareholders in 2011, unless otherwise extended or shortened by the Board of Directors. This new repurchase program replaces the program authorized by the Board of Directors in June 2008. During the year ended December 31, 2010, we repurchased 1,526,400 shares of our Common Stock in open market transactions for approximately $35.9 million at an average price of $23.49 per share. We did not repurchase any shares of our Common Stock in 2009. During the year ended December 31, 2008, we repurchased 8,934,984 shares of our Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05.

        The Company did not repurchase any shares of Common Stock during the fourth quarter of 2010.

 ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial and operating data for the five-year period ended December 31, 2010 is derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)
	(in thousands, except per share data)
Income statement data:(6)
Net revenues	$2,459,111	$2,369,275	$2,423,053	$2,436,793	$2,244,547
Total operating expenses	2,305,885	2,563,873	2,509,494	1,938,984	1,666,706

Income (loss) from continuing operations	153,226	(194,598)	(86,441)	497,809	577,841
Total other (expenses) income	(148,708)	(133,283)	38,856	(205,569)	(207,909)

Income (loss) from continuing operations before income taxes	4,518	(327,881)	(47,585)	292,240	369,932
Taxes on income	66,178	(60,468)	105,738	132,187	156,852

Net (loss) income from continuing operations	(61,660)	(267,413)	(153,323)	160,053	213,080
Income from discontinued operations	—	—	—	—	114,008

Net (loss) income including noncontrolling interests	(61,660)	(267,413)	(153,323)	160,053	327,088
Less: Net loss attributable to noncontrolling interests	(2,193)	(2,465)	—	—	—

Net (loss) income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$(59,467)	$(264,948)	$(153,323)	$160,053	$327,088

Per share data:
(Loss) earnings per share—Basic
(Loss) income from continuing operations	$(0.76)	$(3.39)	$(1.81)	$1.87	$2.53
Discontinued operations, net of tax	—	—	—	—	1.35

Basic (loss) earnings per share	$(0.76)	$(3.39)	$(1.81)	$1.87	$3.88

(Loss) earnings per share—Diluted
(Loss) income from continuing operations	$(0.76)	$(3.39)	$(1.81)	$1.81	$2.46
Discontinued operations, net of tax	—	—	—	—	1.32

Diluted (loss) earnings per share	$(0.76)	$(3.39)	$(1.81)	$1.81	$3.78

Weighted shares outstanding—Basic(7)	78,079	78,122	84,536	85,578	84,229
Weighted shares outstanding—Diluted(7)	78,079	78,122	84,536	88,384	86,634
Other data:
Net cash provided by operating activities	$493,178	$338,246	$420,463	$431,219	$281,809
Net cash used in investing activities	(736,758)	(262,659)	(391,498)	(611,617)	(302,341)
Net cash (used in) provided by financing activities	(223,153)	(108,747)	542,941	186,255	56,427
Depreciation and amortization	212,387	194,436	173,545	147,915	123,951
Interest expense	130,215	134,984	169,827	198,059	196,328
Capital expenditures	362,955	289,551	344,894	361,155	408,883
Balance sheet data:
Cash and cash equivalents	$246,385	$713,118	$746,278	$174,372	$168,515
Total assets	4,462,879	4,712,616	5,189,676	4,967,032	4,514,082
Total debt	2,171,123	2,334,777	2,430,180	2,974,922	2,829,448
Shareholders' equity	1,777,766	1,852,076	2,057,273	1,120,962	921,163

(1)
As a result of decreased earning projections resulting from an anticipated increase in competition from the scheduled opening of a $445 million casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, we recorded a pre-tax goodwill impairment charge of $188.8 million ($173.0 million, net of taxes) related to our Aurora and Joliet properties during the year ended December 31, 2010. As a result of the May 2010 statewide election, whereby the voters determined that our casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus's West Side, we reclassified the land that we had previously purchased in the Arena District site that had been originally approved for our casino as held for sale and recorded a pre-tax impairment charge of $31.3 million ($20.1 million, net of taxes). Additionally, during the year ended December 31, 2010, we wrote-off the trademark intangible asset associated with the Argosy acquisition for $4.4 million ($2.8 million, net of taxes) due to management's strategy to transition Argosy properties to the Hollywood Casino brand. We also recorded a pre-tax charge of $0.2 million during the year-ended December 31, 2010 related to the replaced Lawrenceburg vessel. See Note 2 below.

(2)
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

(3)
As a result of a decline in our share price, an overall reduction in industry valuations, and property operating performance in the then-current economic environment, we recorded a pre-tax impairment charge of $481.3 million ($392.6 million, net of taxes) during the year ended December 31, 2008, as we determined that a portion of the value of our goodwill, indefinite-life intangible assets and long-lived assets was impaired. The December 31, 2008 impairment charge by property was as follows: Hollywood Casino Lawrenceburg, $214.1 million pre-tax ($189.3 million, net of taxes); Hollywood Casino Aurora, $43.7 million pre-tax and net of taxes; Hollywood Casino Joliet, $94.4 million pre-tax ($60.4 million, net of taxes); Argosy Casino Alton, $14.1 million pre-tax and net of taxes; Bullwhackers, $14.2 million pre-tax ($9.1 million, net of taxes); Hollywood Slots Hotel and Raceway, $82.7 million pre-tax ($64.0 million, net of taxes); and Corporate overhead, $18.1 million pre-tax ($12.0 million, net of taxes).

(4)
Reflects the operations of Black Gold Casino at Zia Park since April 16, 2007 and Sanford-Orlando Kennel Club since October 17, 2007.

(5)
During the year ended December 31, 2006, as a result of the increased asset values resulting from the reconstruction at Hollywood Casino Bay St. Louis, we determined that all of the goodwill associated with the original purchase of the property was impaired. Accordingly, we recorded a pre-tax impairment charge of $34.5 million ($22.0 million, net of taxes).

(6)
For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

(7)
Since we reported a loss from operations for the years ended December 31, 2010, 2009 and 2008, we were required to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted loss per share for the years ended December 31, 2010, 2009 and 2008.

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

        We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company ("Argosy"), Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club), greenfield projects (such as at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway, and most recently Hollywood Casino Perryville, which opened on September 27, 2010 and is Maryland's first casino, as well as our proposed facilities in Ohio and joint venture in Kansas) and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). On July 1, 2010, we closed the transaction to purchase Beulah Park in Grove City, Ohio and separately established a joint venture that owns and operates the Maryland Jockey Club.

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

        Key performance indicators related to gaming revenue are slot handle and table game drop (volume indicators) and "win" or "hold" percentage. Our typical property slot win percentage is in the range of 6% to 10% of slot handle, and our typical table game win percentage is in the range of 12% to 25% of table game drop.

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

        We continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and the development of new gaming properties, particularly in attractive regional markets. Current capital projects are ongoing at several of our new and existing properties, including our facilities under construction in Ohio and our joint venture in Kansas. Additional information regarding our capital projects is discussed in detail in the section entitled "Liquidity and Capital Resources—Capital Expenditures" below.

Executive Summary

        Current economic conditions continue to adversely impact the overall domestic gaming industry as well as operating results at certain of our properties. We believe that the current economic conditions, including, but not limited to, high unemployment levels, low levels of consumer confidence, weakness in the housing and consumer credit markets and increased stock market volatility, have resulted in reduced levels of discretionary consumer spending. As a result, customer spend per visit for the years ended December 31, 2010 and 2009 have been at relatively low levels compared to earlier periods. In order to mitigate the impact of these conditions, we have increasingly focused on cost management, such as monitoring staff levels and establishing effective marketing programs, to continue to generate strong cash flow.

        Although the current economic environment has been challenging, we believe our strengths include our relatively low leverage ratios compared to the regional casino companies that we directly compete with and the ability of our operations to generate positive cash flow. These two factors have allowed us to develop what we believe to be attractive future growth opportunities in new and existing regional gaming markets. We have also made investments in joint ventures that we believe may allow us to capitalize on increased gaming opportunities in certain states if legislation or referenda are passed that permit gaming in these jurisdictions.

Financial Highlights:

        The major factors affecting our results for the year ended December 31, 2010, as compared to the year ended December 31, 2009, were:

  •
  Goodwill and other impairment losses of $224.7 million during the year ended December 31, 2010 compared to $532.4 million in the corresponding period in the prior year.

  •
  Opening of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course which led to increased attendance levels at these properties and table game revenues of $58.2 million and $15.1 million, respectively, during the year ended December 31, 2010.

  •
  Opening of our Hollywood Casino Perryville on September 27, 2010 which had a loss from operations of $1.1 million for the year ended December 2010 that included pre-opening expenses of $3.6 million.

  •
  Continued impact of the opening of the new casino riverboat in late June 2009 at Hollywood Casino Lawrenceburg.

  •
  Continued low consumer spending levels on gaming activities caused by current economic conditions.

  •
  Impact of the fire at Hollywood Casino Joliet in March 2009 which closed this property from March 20, 2009 to June 25, 2009 and resulted in an insurance gain of $7.5 million during the year ended December 31, 2010 compared to $6.1 million of insurance deductible and other charges for the year ended December 31, 2009.

  •
  Decreased lobbying expenses for Ohio for the year ended December 31, 2010 compared to the corresponding period in the prior year due to our successful efforts to have gaming approved in Ohio.

  •
  Police services contract termination charge in the second quarter of 2010 for $6.6 million at Hollywood Casino Aurora.

  •
  A $9.6 million gain associated with the reversal of previously accrued litigation reserves due to the favorable outcome of a case brought against us by Capitol House. See Note 13 to the consolidated financial statements for further details.

  •
  Net loss attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries changed by $205.5 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to the variances explained above, as well as increased depreciation and amortization expense, higher loss from unconsolidated affiliates primarily due to our share of a goodwill impairment write-down recorded by the Maryland Jockey Club during the fourth quarter of 2010 for $14.4 million following the referendum which allowed the construction of a casino complex to proceed at the Arundel Mills mall in Anne Arundel, Maryland, and increased income taxes.

Recent Developments:

        The following are recent developments that have had or will have an impact on us:

  •
  On December 22, 2010, the first phase of the new permanent land-based pavilion at Hollywood Casino Joliet was opened to the public and the facility was transitioned to the Hollywood Casino brand. On March 20, 2009, Hollywood Casino Joliet, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. At the time of the fire, we carried a builders' risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders' risk insurance policy included a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, we carried comprehensive business interruption and property damage insurance for the operational components of Hollywood Casino Joliet with an overall limit of $228 million. The operational insurance policy included a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire. During the year ended December 31, 2009, we recorded a $6.1 million pre-tax loss for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies and certain consulting fees. During the years ended December 31, 2010 and 2009, we received $42.0 million and $20.6 million, respectively, in insurance proceeds related to the fire at Hollywood Casino Joliet. In 2010, the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet, and as such, we recorded a pre-tax gain of $7.5 million during the year ended December 31, 2010. We continue to work with our insurance providers to settle the claims related to the fire and we anticipate additional proceeds in future periods.

  •
  On October 8, 2010, we announced that we had purchased all of the outstanding bank and subordinated debt of the M Resort for $230.5 million, which we intend to convert into ownership of the M Resort pursuant to an asset purchase following the review and approval of the transaction by the Nevada Gaming Commission and the Nevada Gaming Control Board. Opened in March 2009, the M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated on over 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features over 92,000 square feet of gaming space. M Resort also offers 390 guest rooms and suites, nine restaurants and five destination bars, more than 60,000 square feet of meeting and conference space, a 4,700 space parking facility, a spa and fitness center and a 100,000 square foot events piazza.

  •
  On October 5, 2010, the Ontario Lottery and Gaming Commission ("OLGC") issued a Request for Pre-Qualification inviting gaming operators to bid on a new five year term for management of the Casino Rama facility, which included a cap on management fees of $5 million per year. While we intend to participate in the bid process, there can be no assurance that the OLGC will select us to manage the property beyond August 1, 2011. The OLGC expects to make its decision in 2011, with the new term beginning in early 2012. We are in the process of negotiating a short-term extension to our existing agreement with the OLGC to provide for the continued management of the facility during the interim period.

  •
  In October 2010, the United States Supreme Court declined to hear the case brought against us by Capitol House. In conjunction with our acquisition of Argosy in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, we became responsible for litigation initiated in 1997 related to the Baton Rouge casino license formerly owned by Argosy. As a result of the denial to hear the case by the United States Supreme Court, all appeals have been exhausted and the order dismissing the case has become a final order. During the year ended December 31, 2010, we reversed the previously accrued reserves associated with this case of $9.6 million within other income (expenses) on our consolidated statements of operations. See Note 13 to the consolidated financial statements for further information.

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

  •
  In July 2010, we entered into an agreement to pay $25 million to Lakes Entertainment, Inc. ("Lakes") to terminate a Funding and Option Agreement, which permitted Lakes to invest up to a 10% equity interest in each of our proposed facilities in Columbus and Toledo, Ohio. In exchange for this payment, Lakes agreed to relinquish all of its rights, title and interests held in connection with these two projects. See Note 16 to the consolidated financial statements for further discussion.

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

  •
  On May 7, 2010, we announced that we had agreed to establish a joint venture with MI Developments, Inc. ("MI Developments") to own and operate the Maryland Jockey Club and on July 1, 2010, we closed the transaction. On November 2, 2010, zoning was approved by voters for the proposed $500 million casino complex at the Arundel Mills mall in Anne Arundel, Maryland. Construction of a temporary facility in late 2011 is being targeted by the developer with construction of the permanent casino being completed in 2012. We and MI Developments plan to work collaboratively to maximize the use and value of the Maryland Jockey Club's real estate assets and to pursue other opportunities to maximize the value of the business, as a result of the negative outcome of the zoning referendum. During the fourth quarter of 2010, we recorded a $14.4 million charge for our share of a goodwill impairment write-down recorded by the Maryland Jockey Club as a result of the referendum. This charge was included within the loss from unconsolidated affiliates in the consolidated statements of operations.

  •
  On May 4, 2010, in a statewide election in Ohio, the voters determined that our casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus's West Side. As a result of the election, we initiated the process to sell the parcel of land originally approved by the voters that we purchased in Columbus's Arena District, and reclassified the land as held for sale. We obtained an appraisal to determine the estimated fair market value of the parcel of land that we purchased in Columbus's Arena District, and recorded a pre-tax impairment charge of $31.3 million during the year ended December 31, 2010, which was comprised of the difference between the land's estimated fair market value less costs to sell and its carrying value. The project scope for Hollywood Casino Columbus, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is in development, with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Columbus is anticipated to be completed in the fourth quarter of 2012. In December 2009, we announced that we had completed the purchase of a 44-acre site in Toledo, Ohio that was expressly authorized for casino gaming as part of the amendment to Ohio's Constitution. Construction is underway for Hollywood Casino Toledo, a $300 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo is anticipated to be completed in the first half of 2012.

  •
  In April 2010, we entered into a termination contract with the city of Aurora, Illinois, whereby we will pay $7 million in lieu of perpetual annual payments (of approximately $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day. Payments of $1.5 million were made on June 1, 2010 and September 1, 2010 and additional payments of $2.0 million and $2.0 million are due on June 1, 2011 and June 1, 2012, respectively. This liability was discounted using an estimate of our incremental borrowing rate over the term of the obligation. The accretion of this discount is recorded in interest expense in the consolidated statements of operations.

  •
  In March 2010, we announced that we had entered into a definitive agreement to purchase Beulah Park in Grove City, Ohio from Heartland Jockey Club Ltd. Located on approximately 210 acres just outside of Columbus, Ohio, Beulah Park is a thoroughbred racing facility that features live thoroughbred racing from October to May as well as simulcast wagering from a number of nationwide tracks. Beulah Park includes a grandstand, outdoor paddock, a clubhouse facility and numerous food and dining options. On July 1, 2010, we closed the transaction.

  •
  In February 2010, Kansas Entertainment, LLC ("Kansas Entertainment") received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of an approximately $411 million Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway. Kansas Entertainment began construction of the facility in the second quarter of 2010 and has a planned opening in the first half of 2012. The approximately $411 million facility, inclusive of licensing fees, is expected to feature a 82,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment amenities. We, along with our partner in Kansas Entertainment, International Speedway Corporation ("International Speedway"), will share equally the cost of developing and constructing the proposed facility. We estimate that our share of the project will be approximately $155 million.

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

Long-lived assets

        At December 31, 2010, we had a net property and equipment balance of $1,965.8 million within our consolidated balance sheet, representing 44.0% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

        At December 31, 2010, we had $1,185.8 million in goodwill and $415.2 million in other intangible assets within our consolidated balance sheet, representing 26.6% and 9.3% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

        Forecasted adjusted EBITDA levels (based on our annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which our reporting units operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where we currently operate can result in opportunities for the Company to expand its operations. However, it also has the impact of increasing competition for our established properties which generally will have a negative effect on those locations' profitability once competitors become established as a certain level of cannibalization occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted adjusted EBITDA.

        The adjusted EBITDA multiple utilized by the Company in its goodwill impairment valuation methodology is determined based on the Company's current enterprise value, increased for a control premium. The control premium assumption is based on acquisitions of precedent transactions of comparable businesses. In evaluating the estimates derived by the market based approach, management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other market data. These considerations can lead the Company to modify its individual reporting units adjusted EBITDA multiple. EBITDA multiples can be significantly impacted by a company's present and future cost of capital, the future growth opportunities for the industry as well as for the company itself, general market sentiment, investors' perceptions of senior management's effectiveness at deploying capital and managing overall operations, as well as pending or recently completed merger transactions.

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

        As of the Company's most recent impairment analysis test performed on October 1, 2010, we applied an estimated adjusted EBITDA multiple ranging between 3.7 and 8.9 to the individual reporting unit's forecasted adjusted EBITDA.

        With the exception of Hollywood Casino Lawrenceburg, Hollywood Casino Aurora and Hollywood Casino Joliet, each of our reporting units had a fair value in excess of its carrying value by approximately 5.0% or more. However, we do not believe that the margin by which our reporting units' fair value exceeds their carrying value is an accurate predictor of the likelihood of future impairment charges or the potential magnitude of such charges. This is because the revenue and earning streams in our industry can vary significantly based on various circumstances, which in many cases are outside of the Company's control, and as such are extremely difficult to predict and quantify. We have disclosed several of these circumstances in the "Risk Factors" section of this Annual Report on Form 10-K. For instance, changes in legislation that approves gaming in nearby jurisdictions, further expands gaming in jurisdictions where we currently operate, new state legislation that requires the implementation of smoking bans at our casinos or any other events outside of our control that make the customer experience less desirable can result in sudden, dramatic and in some cases permanent declines in customer visitations. As such, we believe at this time all of our reporting units are at risk of goodwill impairment charges in future periods regardless of the margin by which the current fair value of our reporting unit exceeds its carrying value and that such margin cannot and should not be relied upon to predict which properties are most at risk for future impairment charges.

        Due to decreased earning projections at our properties in the Chicagoland regional market resulting from an anticipated increase in competition from the scheduled opening of a $445 million casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, we recorded a pre-tax goodwill impairment charge of $144.6 million and $44.2 million for Hollywood Casino Aurora and Hollywood Casino Joliet, respectively, during the year ended December 31, 2010.

        During the year ended December 31, 2009, we recorded pre-tax impairment charges of $520.5 million at Hollywood Casino Lawrenceburg due to the anticipated impact of gaming expansion in Ohio. During the year ended December 31, 2008, we recorded pre-tax impairment charges of $466.2 million at various properties due to a decline in our share price, an overall reduction in industry valuations, and property operating performance in the then-current economic environment.

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

        The Company's goodwill and other intangible assets by reporting unit at December 31, 2010 is shown below.

Reporting Unit	Remaining Goodwill and other intangible assets at December 31, 2010
Hollywood Casino Lawrenceburg	$362,491
Hollywood Casino Joliet	215,555
Hollywood Casino Aurora	207,207
Argosy Casino Riverside	159,296
Black Gold Casino at Zia Park	146,415
Argosy Casino Alton	135,511
Argosy Casino Sioux City	92,795
Hollywood Casino Baton Rouge	75,521
Others	206,117

Total	$1,600,908

Income taxes

        At December 31, 2010, we had a net deferred tax liability balance of $109.4 million within our consolidated balance sheet. We account for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2010, we had a liability for unrecognized tax benefits of $36.8 million, which is included in noncurrent tax liabilities within our consolidated balance sheet. We operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

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

Results of Operations

        The following are the most important factors and trends that contribute to our operating performance:

  •
  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties,

    jurisdictional expansions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, the property opening in Maryland, and the anticipated openings in Kansas and Ohio) and expansions/improvements of existing properties.

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

  •
  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Kansas where we anticipate opening a casino through a joint venture in the first half of 2012, in Ohio where we have plans to open two casinos, one in Toledo in the first half of 2012 and the other in Columbus in the fourth quarter of 2012, in Maryland where we opened Hollywood Casino Perryville on September 27, 2010, the first casino in the state, and in Pennsylvania depending on the award of certain open licenses) and potential competitive threats to business at our existing properties (such as the potential introduction of commercial casinos in Kansas, Maryland, Ohio, and Kentucky, an additional gaming license in Illinois, and the introduction of tavern licenses in several states). We also face uncertainty regarding anticipated gaming expansion by a potential competitor in Baton Rouge, Louisiana. Legalized gaming from Native American casinos can also have a significant competitive effect.

  •
  The continued demand for, and our emphasis on, slot wagering entertainment at our properties.

  •
  The closing of Hollywood Casino Joliet from March 20, 2009 until June 25, 2009 due to a fire, and the timing of the recognition of insurance proceeds relating to the insurance claim.

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

        The results of operations for the years ended December 31, 2010, 2009 and 2008 are summarized below:

Year Ended December 31,	2010	2009	2008
	(in thousands)
Revenues:
Gaming	$2,242,515	$2,158,028	$2,206,500
Food, beverage and other	334,808	339,235	334,206
Management service fee	15,190	14,787	16,725

Revenues	2,592,513	2,512,050	2,557,431
Less promotional allowances	(133,402)	(142,775)	(134,378)

Net revenues	2,459,111	2,369,275	2,423,053

Operating expenses:
Gaming	1,198,097	1,161,510	1,181,870
Food, beverage and other	266,800	266,351	257,653
General and administrative	411,415	403,136	415,093
Depreciation and amortization	212,387	194,436	173,545
Impairment losses	224,709	532,377	481,333
Hollywood Casino Joliet fire	(7,523)	6,063	—

Total operating expenses	2,305,885	2,563,873	2,509,494

Income (loss) from operations	$153,226	$(194,598)	$(86,441)

        The results of operations by property for the years ended December 31, 2010, 2009 and 2008 are summarized below:

	Net Revenues			Income (loss) from Operations
Year Ended December 31,	2010	2009	2008	2010(5)	2009(6)	2008(7)
	(in thousands)
Hollywood Casino at Charles Town Races(1)	$494,919	$455,350	$477,032	$123,671	$103,356	$114,726
Hollywood Casino Lawrenceburg	436,298	422,015	432,082	95,131	(431,754)	(96,094)
Hollywood Casino at Penn National Race Course(1)	317,764	292,670	224,935	34,511	14,394	11,530
Hollywood Casino Aurora	168,257	184,776	198,693	(107,066)	49,607	13,009
Hollywood Casino Joliet(2)	133,821	107,058	168,663	(17,616)	9,511	(63,922)
Argosy Casino Riverside	189,702	193,785	186,132	52,805	53,760	48,526
Hollywood Casino Baton Rouge	114,088	122,994	131,013	32,266	39,336	43,829
Argosy Casino Alton	72,280	78,230	84,040	10,837	12,980	(301)
Hollywood Casino Tunica	84,555	92,896	88,540	15,807	14,627	14,363
Hollywood Casino Bay St. Louis	86,743	95,060	101,997	3,412	5,506	6,025
Argosy Casino Sioux City	56,145	53,927	54,774	15,947	15,065	14,634
Boomtown Biloxi	71,023	73,881	75,701	5,079	7,870	9,753
Hollywood Slots Hotel and Raceway	70,491	67,176	55,780	1,091	(2,072)	(79,922)
Bullwhackers	17,795	19,658	22,128	(5,917)	(1,108)	(16,922)
Black Gold Casino at Zia Park	84,980	81,743	90,255	23,244	22,063	27,755
Hollywood Casino Perryville(3)	29,110	—	—	(1,135)	—	—
Casino Rama management service contract	15,190	14,787	16,725	13,868	13,395	15,183
Raceway Park	6,095	6,963	7,549	(1,367)	(1,206)	(1,368)
Sanford-Orlando Kennel Club	6,046	6,306	7,014	(312)	(641)	(725)
Beulah Park(4)	3,809	—	—	(2,324)	—	—
Corporate overhead	—	—	—	(138,706)	(119,287)	(146,520)

Total	$2,459,111	$2,369,275	$2,423,053	$153,226	$(194,598)	$(86,441)

(1)
Results for the year ended December 31, 2010 were favorably impacted by the introduction of table games in July 2010 at these locations which led to higher attendance figures and improved financial results compared to the corresponding period in the prior year. Hollywood Casino at Penn National Race Course includes the results of our Pennsylvania casino that opened on February 12, 2008, as well as the Penn National Race Course and four OTWs.

(2)
Hollywood Casino Joliet was closed from March 20, 2009 until June 25, 2009 due to a fire. Results for the year ended December 31, 2009 included insurance deductible and other charges of $6.1 million associated with the fire. Results for the year ended December 31, 2010 included a gain of $7.5 million related to insurance recoveries.

(3)
Hollywood Casino Perryville opened to the public on September 27, 2010.

(4)
Beulah Park was acquired on July 1, 2010.

(5)
As a result of decreased earning projections resulting from an anticipated increase in competition from the scheduled opening of a $445 million casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, we recorded a pre-tax goodwill impairment charge of $144.6 million at Hollywood Casino Aurora and $44.2 million at Hollywood Casino Joliet during the year ended December 31, 2010. As a result of the May 2010 statewide election, whereby the voters determined that our casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus's West Side, we reclassified the land that we had previously purchased in the Arena District site that had been originally approved for our casino as held for sale and recorded a pre-tax impairment charge of $31.3 million.

(6)
In conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, we recorded a pre-tax impairment charge for the replaced Lawrenceburg vessel of $11.9 million during the year ended December 31, 2009. In addition, as a result of the anticipated impact of gaming expansion in Ohio, we recorded a pre-tax impairment charge of $520.5 million during the year ended December 31, 2009, as we determined that a portion of the value of our goodwill and indefinite-life intangible assets associated with the original purchase of Hollywood Casino Lawrenceburg was impaired.

(7)
As a result of a decline in our share price, an overall reduction in industry valuations, and property operating performance in the then-current economic environment, we recorded a pre-tax impairment charge of $481.3 million during the year ended December 31, 2008, as we determined that a portion of the value of our goodwill, indefinite-life intangible assets and long-lived assets was impaired. The December 31, 2008 pre-tax impairment charge by property was as follows: Hollywood Casino Lawrenceburg, $214.1 million; Hollywood Casino Aurora, $43.7 million; Hollywood Casino Joliet, $94.4 million; Argosy Casino Alton, $14.1 million; Bullwhackers, $14.2 million; Hollywood Slots Hotel and Raceway, $82.7 million; and Corporate overhead, $18.1 million.

Revenues

        Revenues for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

Year ended December 31,	2010	2009	Variance	Percentage Variance
Gaming	$2,242,515	$2,158,028	$84,487	3.9%
Food, beverage and other	334,808	339,235	(4,427)	(1.3)%
Management service fee	15,190	14,787	403	2.7%

Revenues	2,592,513	2,512,050	80,463	3.2%
Less promotional allowances	(133,402)	(142,775)	9,373	6.6%

Net revenues	$2,459,111	$2,369,275	$89,836	3.8%

Year ended December 31,	2009	2008	Variance	Percentage Variance
Gaming	$2,158,028	$2,206,500	$(48,472)	(2.2)%
Food, beverage and other	339,235	334,206	5,029	1.5%
Management service fee	14,787	16,725	(1,938)	(11.6)%

Revenues	2,512,050	2,557,431	(45,381)	(1.8)%
Less promotional allowances	(142,775)	(134,378)	(8,397)	(6.2)%

Net revenues	$2,369,275	$2,423,053	$(53,778)	(2.2)%

        In our business, revenue is driven by discretionary consumer spending, which has been adversely impacted by weakened general economic conditions such as, but not limited to, high unemployment levels, low levels of consumer confidence, weakness in the housing market and increased stock market volatility. As a result, customer spend per visit for the years ended December 31, 2010 and 2009 has been at relatively low levels compared to earlier periods.

        We have no certain mechanism for determining why consumers choose to spend more or less money at our property from period to period and as such cannot quantify a dollar amount for each factor that impacts our customers' spending behaviors. However, based on our experience, we can generally offer investors some insight into the factors that we believe were likely to account for such changes. In instances where we believe one factor may have had significantly greater impact than the other factors, we have noted that as well. However, in all instances, such insights are based only on our reasonable judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.

Gaming revenue

2010 Compared with 2009

        Gaming revenue increased by $84.5 million, or 3.9%, to $2,242.5 million in 2010, primarily due to increases at several of our properties, which were partially offset by decreases at several of our properties as described in greater detail below.

        Gaming revenue at Hollywood Casino at Charles Town Races increased by $37.0 million in 2010, primarily due to the introduction of table games in July 2010, which added $58.2 million of table game revenue for the year ended December 31, 2010, partially offset by lower attendance and spending levels in the first half of 2010 compared to the corresponding period in the prior year due to economic conditions and inclement weather in early 2010.

        Gaming revenue at Hollywood Casino at Penn National Race Course increased by $30.7 million in 2010, primarily due to the introduction of table games in July 2010, which added $15.1 million of table game revenue for the year ended December 31, 2010, and the continued growth from a new gaming market.

        Gaming revenue at Hollywood Casino Perryville was $27.6 million in 2010, as the casino opened on September 27, 2010.

        Gaming revenue at Hollywood Casino Joliet increased by $25.6 million in 2010, primarily due to the property being closed from March 20, 2009 until June 25, 2009 due to a fire, partially offset by current economic conditions.

        Gaming revenue at Hollywood Casino Lawrenceburg increased by $10.7 million in 2010, primarily due to the continued impact of the opening of the new casino riverboat in late June 2009, which enabled this property to gain an increased share of its local gaming market.

        Gaming revenue at Hollywood Casino Aurora decreased by $15.6 million in 2010, primarily due to current economic conditions. In addition, the decline for the year ended December 31, 2010 compared to the corresponding period in the prior year was also impacted by increased patronage in the second quarter of 2009 as a result of the fire at Hollywood Casino Joliet.

        Gaming revenue at Hollywood Casino Baton Rouge decreased by $8.9 million in 2010, primarily due to current economic conditions.

        Gaming revenue at Hollywood Casino Bay St. Louis decreased by $8.0 million in 2010, primarily due to current economic conditions.

        Gaming revenue at Hollywood Casino Tunica decreased by $7.1 million in 2010, primarily due to current economic conditions.

        Gaming revenue at Argosy Casino Alton decreased by $5.4 million in 2010, primarily due to the opening of a competitor's casino in early March 2010 and to a lesser extent current economic conditions.

2009 Compared with 2008

        Gaming revenue decreased by $48.5 million, or 2.2%, to $2,158.0 million in 2009, primarily due to decreases at several of our properties, which were partially offset by increases at Hollywood Casino at Penn National Race Course, Hollywood Slots Hotel and Raceway, and Argosy Casino Riverside.

        Gaming revenue at Hollywood Casino Joliet decreased by $58.7 million in 2009, primarily due to the property being closed from March 20, 2009 until June 25, 2009 due to a fire and to a lesser extent then-current economic conditions.

        Gaming revenue at Hollywood Casino at Charles Town Races decreased by $21.9 million in 2009, primarily due to then-current economic conditions.

        Gaming revenue at Hollywood Casino Aurora decreased by $14.0 million in 2009, primarily due to then-current economic conditions and to a lesser extent new competitive pressures from a casino that opened in August 2008.

        Gaming revenue at Hollywood Casino Lawrenceburg decreased by $11.4 million in 2009, primarily due to then-current economic conditions, new competitive pressures from two racinos in Indianapolis for the first half of the year compared to the corresponding period in the prior year, and to a lesser extent the reduced capacity of, and subsequent temporary closure of, the casino as part of the transition to the new casino riverboat, all of which were partially offset by an increase due to the opening of the new casino riverboat in late June 2009.

        Gaming revenue at Hollywood Casino Baton Rouge decreased by $8.1 million in 2009, primarily due to then-current economic conditions.

        Gaming revenue at Black Gold Casino at Zia Park decreased by $7.7 million in 2009, primarily due to then-current economic conditions.

        Gaming revenue at Argosy Casino Alton decreased by $5.5 million in 2009, primarily due to then-current economic conditions and to a lesser extent competitive pressures, including the repeal of the $500 loss limit in neighboring Missouri in November 2008.

        Gaming revenue at Hollywood Casino Bay St. Louis decreased by $5.3 million in 2009, primarily due to then-current economic conditions and to a lesser extent competitive pressures.

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

Food, beverage and other revenue

2010 Compared with 2009

        Food, beverage and other revenue decreased by $4.4 million, or 1.3%, to $334.8 million in 2010, primarily due to decreases at Hollywood Casino Tunica and Hollywood Casino at Penn National Race Course, which were partially offset by the acquisition of Beulah Park.

        Food, beverage and other revenue at Hollywood Casino Tunica decreased by $4.8 million in 2010, primarily due to current economic conditions and to a lesser extent a decrease in promotional offers.

        Food, beverage and other revenue at Hollywood Casino at Penn National Race Course decreased by $4.2 million in 2010, primarily due to a decrease in racing revenue of $6.4 million for the year ended December 31, 2010 compared to the corresponding period in the prior year, partially offset by an increase in food and beverage revenue of $1.9 million for the introduction of table games in July 2010 and expanding the eligibility of our slot club.

        Food, beverage and other revenue at Beulah Park was $3.8 million in 2010, as we acquired Beulah Park on July 1, 2010.

2009 Compared with 2008

        Food, beverage and other revenue increased by $5.0 million, or 1.5%, to $339.2 million in 2009, primarily due to increases at several of our properties, which were partially offset by a decrease at Hollywood Casino Joliet.

        Food, beverage and other revenue at Hollywood Slots Hotel and Raceway increased by $5.1 million in 2009, primarily due to increased promotional efforts and to a lesser extent the continued impact of the opening of the permanent facility on July 1, 2008.

        Food, beverage and other revenue at Hollywood Casino Tunica increased by $3.9 million in 2009, primarily due to new food and beverage promotions.

        Food, beverage and other revenue at Hollywood Casino at Charles Town Races increased by $3.1 million in 2009, primarily due to the opening of its hotel to the public in September 2008.

        Food, beverage and other revenue at Boomtown Biloxi increased by $1.3 million in 2009, primarily due to expanded marketing efforts, including new food and beverage promotions.

        Food, beverage and other revenue at Hollywood Casino Joliet decreased by $6.9 million in 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Promotional allowances

2010 Compared with 2009

        Promotional allowances decreased by $9.4 million, or 6.6%, to $133.4 million in 2010, primarily due to efforts by management to rationalize our promotional spending levels.

2009 Compared with 2008

        Promotional allowances increased by $8.4 million, or 6.2%, to $142.8 million in 2009, primarily due to increases at several of our properties, which were partially offset by a decrease at Hollywood Casino Joliet.

        Promotional allowances at Hollywood Casino Tunica increased by $4.3 million in 2009, primarily due to new food and beverage and hotel promotions.

        Promotional allowances at Hollywood Casino at Charles Town Races increased by $2.9 million in 2009, primarily due to increased marketing efforts and the opening of its hotel to the public in September 2008.

        Promotional allowances at Hollywood Slots Hotel and Raceway increased by $2.2 million in 2009, primarily due to increased promotional efforts and to a lesser extent the continued impact of the opening of the permanent facility on July 1, 2008.

        Promotional allowances at Boomtown Biloxi increased by $1.7 million in 2009, primarily due to expanded marketing efforts.

        Promotional allowances at Hollywood Casino Joliet decreased by $3.9 million in 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Operating Expenses

        Operating expenses for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

Year ended December 31,	2010	2009	Variance	Percentage Variance
Gaming	$1,198,097	$1,161,510	$36,587	3.1%
Food, beverage and other	266,800	266,351	449	0.2%
General and administrative	411,415	403,136	8,279	2.1%
Depreciation and amortization	212,387	194,436	17,951	9.2%
Impairment losses	224,709	532,377	(307,668)	(57.8)%
Hollywood Casino Joliet fire	(7,523)	6,063	(13,586)	(224.1)%

Total operating expenses	$2,305,885	$2,563,873	$(257,988)	(10.1)%

Year ended December 31,	2009	2008	Variance	Percentage Variance
Gaming	$1,161,510	$1,181,870	$(20,360)	(1.7)%
Food, beverage and other	266,351	257,653	8,698	3.4%
General and administrative	403,136	415,093	(11,957)	(2.9)%
Depreciation and amortization	194,436	173,545	20,891	12.0%
Impairment losses	532,377	481,333	51,044	10.6%
Hollywood Casino Joliet fire	6,063	—	6,063	100.0%

Total operating expenses	$2,563,873	$2,509,494	$54,379	2.2%

Gaming expense

2010 Compared with 2009

        Gaming expense increased by $36.6 million, or 3.1%, to $1,198.1 million in 2010, primarily due to increases at several of our properties, which were partially offset by decreases at several of our properties.

        Gaming expense at Hollywood Casino Perryville was $21.4 million in 2010, as the casino opened on September 27, 2010.

        Gaming expense at Hollywood Casino Joliet increased by $12.9 million in 2010, primarily due to the property being closed from March 20, 2009 until June 25, 2009 due to a fire.

        Gaming expense at Hollywood Casino at Charles Town Races increased by $12.7 million in 2010, primarily due to an increase in gaming taxes of $19.4 million and payroll and benefit costs of $5.5 million from the introduction of table games in July 2010, which were partially offset by a decrease in gaming taxes resulting from lower slot revenue.

        Gaming expense at Hollywood Casino at Penn National Race Course increased by $10.3 million in 2010, primarily due to an increase in gaming taxes resulting from higher gaming revenue, and an increase in payroll and benefit costs of $4.2 million for the introduction of table games in July 2010, both of which were partially offset by a decrease in regulatory fees and marketing costs.

        Gaming expense at Hollywood Casino Lawrenceburg increased by $7.7 million in 2010, primarily due to an increase in gaming taxes resulting from higher gaming revenue and higher marketing expenses during the first half of the year compared to the corresponding period in the prior year, which were partially offset by decreased payroll costs.

        Gaming expense at Hollywood Casino Aurora decreased by $10.7 million in 2010, primarily due to a decrease in gaming taxes resulting from lower gaming revenue as well as lower payroll and benefit costs, which were partially offset by increased marketing expenses.

        Gaming expense at Hollywood Casino Bay St. Louis decreased by $5.0 million in 2010, primarily due to a decrease in marketing expenses and participation fees, gaming taxes resulting from lower gaming revenue, and payroll and benefit costs.

        Gaming expense at Hollywood Casino Baton Rouge decreased by $3.8 million in 2010, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and decreased payroll and benefit costs.

        Gaming expense at Argosy Casino Alton decreased by $3.8 million in 2010, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and decreased marketing expenses.

        Gaming expense at Hollywood Casino Tunica decreased by $3.7 million in 2010, primarily due to a decrease in gaming taxes resulting from lower gaming revenue and decreased marketing expenses, participation fees, and payroll and benefit costs.

2009 Compared with 2008

        Gaming expense decreased by $20.4 million, or 1.7%, to $1,161.5 million in 2009, primarily due to decreases at several of our properties, which were partially offset by increases at Hollywood Casino at Penn National Race Course, Hollywood Slots Hotel and Raceway, and Argosy Casino Riverside.

        Gaming expense at Hollywood Casino Joliet decreased by $36.1 million in 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue, lower marketing expenses and the property being closed from March 20, 2009 until June 25, 2009 due to a fire, all of which were partially offset by an increase in incremental tax as a result of the expiration of the 3% tax surcharge from May 26, 2008 through December 14, 2008.

        Gaming expense at Hollywood Casino at Charles Town Races decreased by $11.8 million in 2009, primarily due to a decrease in gaming taxes resulting from lower gaming revenue.

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

Food, beverage and other expense

2010 Compared to 2009

        No significant variances were noted during these time periods.

2009 Compared to 2008

        Food, beverage and other expense increased by $8.7 million, or 3.4%, to $266.4 million in 2009, primarily due to increases at several of our properties, which were partially offset by a decrease at Hollywood Casino Joliet.

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

        Food, beverage and other expense at Hollywood Casino Joliet decreased by $3.6 million in 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

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

2010 Compared with 2009

        General and administrative expense increased by $8.3 million, or 2.1%, to $411.4 million in 2010, primarily due to increases at several of our properties, which were partially offset by a decrease in corporate overhead expense.

        General and administrative expense at Hollywood Casino Aurora increased by $6.6 million in 2010, primarily due to the police services contract termination in the second quarter of 2010 for $6.6 million.

        General and administrative expense at Hollywood Casino at Charles Town Races increased by $5.8 million in 2010, primarily due to higher bonus expense in 2010 due to improved financial performance at this property compared to the prior year as well as increased utilities and relocation expense primarily due to the introduction of table games in July 2010.

        General and administrative expense at Hollywood Casino Perryville was $5.5 million in 2010, as the casino opened on September 27, 2010.

        General and administrative expense at Bullwhackers increased by $3.1 million in 2010, primarily due to lease termination charges and severance costs.

        General and administrative expense at Hollywood Casino Joliet increased by $2.8 million in 2010, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

        Corporate overhead expense decreased by $16.9 million in 2010, primarily due to decreased lobbying expenses and decreased equity-based compensation, which were partially offset by higher payroll costs.

2009 Compared with 2008

        General and administrative expense decreased by $12.0 million, or 2.9%, to $403.1 million in 2009, primarily due to decreases in corporate overhead expense and at Hollywood Casino Joliet, both of which were partially offset by an increase at Hollywood Casino at Penn National Race Course.

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

        General and administrative expense at Hollywood Casino Joliet decreased by $4.2 million in 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

        General and administrative expense at Hollywood Casino at Penn National Race Course increased by $5.0 million in 2009, primarily due to increased payroll costs and an increase in real estate taxes due to the property reassessments that were effective in April 2009.

Depreciation and amortization expense

2010 Compared to 2009

        Depreciation and amortization expense increased by $18.0 million, or 9.2%, to $212.4 million in 2010, primarily due to the opening of the new casino riverboat in late June 2009 at Hollywood Casino Lawrenceburg, and an increase in expense at Hollywood Casino Joliet as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

2009 Compared to 2008

        Depreciation and amortization expense increased by $20.9 million, or 12.0%, to $194.4 million in 2009, primarily due to increases at Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, and Hollywood Slots Hotel and Raceway, all of which were partially offset by decreases at Argosy Casino Riverside, Hollywood Casino Joliet, and corporate overhead.

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

        Depreciation and amortization expense at Argosy Casino Riverside decreased by $3.2 million in 2009, primarily due to a large volume of equipment related to the casino expansion completed in December 2003 being fully depreciated.

        Depreciation and amortization expense at Hollywood Casino Joliet decreased by $2.8 million in 2009, as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

        Depreciation and amortization expense for corporate overhead decreased by $0.9 million in 2009, primarily due to certain intangible assets being fully amortized.

Impairment losses

2010

        As a result of decreased earning projections resulting from an anticipated increase in competition from the scheduled opening of a $445 million casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, we recorded a pre-tax goodwill impairment charge of $144.6 million ($144.6 million, net of taxes) at Hollywood Casino Aurora and $44.2 million ($28.4 million, net of taxes) at Hollywood Casino Joliet during the year ended December 31, 2010. Additionally, during the year ended December 31, 2010, we wrote-off the trademark intangible asset associated with the Argosy acquisition for $4.4 million ($2.8 million, net of taxes) due to management's strategy to transition Argosy properties to the Hollywood Casino brand.

        We also recorded a pre-tax impairment charge of $31.3 million ($20.1 million, net of taxes) associated with land that we had purchased in the Arena District for our Columbus, Ohio casino. Due to a May 2010 statewide election, the voters determined that our casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus's West Side and as such we reclassified our land in the Arena District as held for sale.

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

2008

        As a result of a decline in our share price, an overall reduction in industry valuations, and property operating performance in the then-current economic environment, we recorded a pre-tax impairment charge of $481.3 million ($392.6 million, net of taxes) during the year ended December 31, 2008, as we determined that a portion of the value of our goodwill, indefinite-life intangible assets and long-lived assets was impaired. The impairment charge by property was as follows: Hollywood Casino Lawrenceburg, $214.1 million pre-tax ($189.3 million, net of taxes); Hollywood Casino Aurora, $43.7 million pre-tax and net of taxes; Hollywood Casino Joliet, $94.4 million pre-tax ($60.4 million, net of taxes); Argosy Casino Alton, $14.1 million pre-tax and net of taxes; Bullwhackers, $14.2 million pre-tax ($9.1 million, net of taxes); Hollywood Slots Hotel and Raceway, $82.7 million pre-tax ($64.0 million, net of taxes); and Corporate overhead, $18.1 million pre-tax ($12.0 million, net of taxes).

Hollywood Casino Joliet fire

        During the years ended December 31, 2010 and 2009, we received $42.0 million and $20.6 million, respectively, in insurance proceeds related to the fire at Hollywood Casino Joliet. In 2010, the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet, and as such, we recorded a pre-tax gain of $7.5 million during the year ended December 31, 2010.

        During the year ended December 31, 2009, we recorded a $6.1 million pre-tax loss as a result of the Hollywood Casino Joliet fire for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies and certain consulting fees.

Other income (expenses)

        Other income (expenses) for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

Year ended December 31,	2010	2009	Variance	Percentage Variance
Interest expense	$(130,215)	$(134,984)	$4,769	3.5%
Interest income	1,579	6,522	(4,943)	(75.8)%
Loss from unconsolidated affiliates	(25,974)	(1,121)	(24,853)	(2217.0)%
Loss on early extinguishment of debt	(519)	(4,793)	4,274	89.2%
Other	6,421	1,093	5,328	487.5%

Total other expenses	$(148,708)	$(133,283)	$(15,425)	(11.6)%

Year ended December 31,	2009	2008	Variance	Percentage Variance
Interest expense	$(134,984)	$(169,827)	$34,843	20.5%
Interest income	6,522	8,362	(1,840)	(22.0)%
Loss from unconsolidated affiliates	(1,121)	(1,526)	405	26.5%
Merger termination settlement fees, net of related expenses	—	195,426	(195,426)	(100.0)%
Loss on early extinguishment of debt	(4,793)	—	(4,793)	(100.0)%
Other	1,093	6,421	(5,328)	(83.0)%

Total other (expenses) income	$(133,283)	$38,856	$(172,139)	(443.0)%

Interest expense

        Interest expense decreased by $4.8 million, or 3.5%, to $130.2 million in 2010, primarily due to lower outstanding balances and lower interest rates on our senior secured credit facility, the redemption of our $200 million 6 7/8% senior subordinated notes in late 2009, and decreased interest expense resulting from our interest rate swaps, all of which were partially offset by the issuance of the $325 million 8 3/4% senior subordinated notes in August 2009 and lower capitalized interest during the year ended December 31, 2010.

        Interest expense decreased by $34.8 million, or 20.5%, to $135.0 million in 2009, primarily due to lower outstanding balances and lower interest rates on our senior secured credit facility, which was partially offset by increased interest expense resulting from interest rate swaps due to the drop in variable rates, the issuance of the $325 million 8 3/4% senior subordinated notes in August 2009, and lower capitalized interest during the year ended December 31, 2009.

Interest income

        Interest income decreased by $4.9 million, or 75.8%, to $1.6 million in 2010, primarily due to lower interest on our corporate debt securities due to the sale of a security in the second quarter of 2009 and the issuer of the remaining security ceasing to make interest payments in 2010, and lower interest earned on cash on hand during the year ended December 31, 2010.

Loss from unconsolidated affiliates

        Loss from unconsolidated affiliates increased by $24.9 million, or 2217.0%, to $26.0 million in 2010, primarily due to our share of losses in the Maryland Jockey Club, which included a $14.4 million charge for our share of a goodwill impairment write-down recorded by the Maryland Jockey Club during the fourth quarter of 2010 as a result of a negative outcome related to a zoning referendum.

Merger termination settlement fees, net of related expenses

        Merger termination settlement fees, net of related expenses, for 2009 include the Cash Termination Fee of $225 million, partially offset by $29.6 million in costs incurred for the termination of the Merger.

Loss on early extinguishment of debt

        During the year ended December 31, 2009, we wrote-off $4.8 million of debt issuance costs, as a result of the repayment of all outstanding borrowings under the Term Loan A Facility of the senior secured credit facility and the redemption of our $200 million 6 7/8% senior subordinated notes due 2011.

Other

        Other increased by $5.3 million, or 487.5%, to $6.4 million in 2010, primarily due to the reversal of previously accrued reserves associated with the Capitol House litigation for $9.6 million and foreign currency translation gains that were recorded during the year ended December 31, 2010, both of which were partially offset by a gain of $6.6 million related to the partial sale of corporate debt securities in the second quarter of 2009.

        Other decreased by $5.3 million, or 83.0%, to $1.1 million in 2009, primarily due to foreign currency translation losses that were recorded during the year ended December 31, 2009, which was partially offset by a gain of $6.6 million related to the partial sale of corporate debt securities.

Taxes

        Our effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 1,464.8% for the year ended December 31, 2010, as compared to a tax benefit of 18.4% for the year ended December 31, 2009, primarily as a result of the non-deductible portion of our goodwill impairment charges.

        The decrease in our effective tax rate to a tax benefit of 18.4% for the year ended December 31, 2009, as compared to 222.2% for the year ended December 31, 2008, is primarily as a result of lower pre-tax earnings in 2009, a change in the geographic mix of earnings and benefits related to favorable resolutions of certain tax settlements, all of which were partially offset by an increase in the rate due to the non-deductible portion of our goodwill impairment charges.

        Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

        Net cash provided by operating activities was $493.2 million, $338.2 million and $420.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash provided by operating activities for the year ended December 31, 2010 is comprised primarily of cash receipts from customers of $2,458.2 million less cash paid to suppliers and vendors of $1,318.4 million, cash paid to employees of $439.2 million, interest payments of $121.8 million and income tax payments of $72.1 million. The increase in net cash provided by operating activities for the year ended December 31, 2010 compared to the corresponding period in the prior year was due to higher cash receipts collected from our customers of $104.8 million in 2010. This was due to the previously discussed improvements at our Hollywood Casino properties at Penn National Race Course, Lawrenceburg, and Charles Town Races and higher revenues at our Hollywood Casino Joliet which was closed during part of 2009 due to a fire. Additionally, we had lower cash payments for operating expenses of $31.1 million in 2010 due to expense management initiatives to help mitigate the impact of the difficult operating environment and insurance proceeds received in 2010 related to the fire at Hollywood Casino Joliet, and lower cash payments for income taxes of $37.1 million in 2010 due to an overpayment in 2009 for federal income taxes. These were partially offset by an increase in cash paid to employees of $17.7 million in 2010 due to higher payroll expenses at Hollywood Casino at Penn National Race Course and Hollywood Casino at Charles Town Races for the introduction of table games in July 2010 and to a lesser extent higher bonus accruals in 2010 due to our improved financial performance.

        Net cash used in investing activities totaled $736.8 million, $262.7 million and $391.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash used in investing activities for the year ended December 31, 2010 included expenditures for property and equipment totaling $363.0 million, our purchase of the outstanding loans of M Resort for $230.5 million, increase in cash in escrow of $30.2 million, acquisition of businesses and gaming licenses of $55.9 million, and investment in joint ventures of $63.6 million, all of which were partially offset by proceeds from the sale of property and equipment and insurance proceeds received as a result of the Hollywood Casino Joliet fire totaling $1.6 million and $4.8 million, respectively.

        Net cash (used in) provided by financing activities totaled $(223.2) million, $(108.8) million and $542.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash used in financing activities for the year ended December 31, 2010 included the repurchase of Preferred Stock and Common Stock for $11.2 million and $35.9 million, respectively, repurchase of noncontrolling interest for $25.0 million, and principal payments on long-term debt and on insurance financing totaling $383.5 million and $13.4 million, respectively. All of these were partially offset by proceeds from the exercise of options totaling $11.5 million, proceeds from the issuance of long-term debt, net of issuance costs and from the issuance of financing of $212.7 million and $18.3 million, respectively, and the tax benefit from stock options exercised totaling $3.3 million.

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

        The following table summarizes our capital project expenditures by property for the year ended December 31, 2010:

Property	Actual(1)
(in millions)
Hollywood Casino Lawrenceburg	$13.7
Hollywood Casino Joliet	61.5
Hollywood Casino Perryville	56.6
Hollywood Casino at Charles Town Races	23.7
Hollywood Casino at Penn National Race Course	7.6
Hollywood Casino Columbus	82.8
Hollywood Casino Toledo	17.5
Other	11.1

Total	$274.5

(1)
Excludes licensing fees

        At Hollywood Casino Lawrenceburg, new meeting space partially opened in December 2009 and was fully completed in February 2010. In addition, a new steakhouse/lounge was opened in April 2010 and a new mid-priced restaurant opened in July 2010.

        At Hollywood Casino Joliet, we started the facility enhancements in late 2008. On March 20, 2009, Hollywood Casino Joliet, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. Construction on a new 1,100 space parking garage was completed in February 2010. The first phase of the new permanent land-based pavilion was opened to the public on December 22, 2010, including a steakhouse, Hollywood Epic Buffet® and gift shop. The final phase of the new pavilion, including a sports bar, is expected to be completed by the first quarter of 2011.

        In Cecil County, Maryland, following our selection by the Maryland Video Lottery Facility Location Commission to develop and manage a video lottery terminal facility in 2009, we exercised our option and completed the purchase of approximately 36 acres of land located in Perryville, Maryland. On September 27, 2010, a $97.5 million Hollywood-themed facility (inclusive of licensing fees of $9.0 million) was opened to the public. The new 75,000 square foot facility features 1,500 video lottery terminals, food and beverage offerings, and parking.

        In December 2009, we announced our intention to install table games at Hollywood Casino at Charles Town Races following voter approval of table games in the December 5, 2009 special election. In July 2010, we completed the renovations resulting in the introduction of 85 table games and 27 poker tables. In addition, a high-end steakhouse was completed in the fourth quarter of 2010 and a sports bar and entertainment lounge is expected to be completed in the second quarter of 2011.

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

        During the year ended December 31, 2010, we spent approximately $88.5 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

        Cash generated from operations and cash available under the revolver portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2010.

        The following table summarizes our expected capital project expenditures by property for the year ending December 31, 2011, as well as the projects in their entirety (including licensing fees):

Property	Project Total for 2011	Project Total
	(in millions)
Hollywood Casino Joliet(1)	$14.9	$81.0
Hollywood Casino Perryville	8.5	98.0
Hollywood Casino at Charles Town Races	15.8	40.0
Hollywood Casino Columbus	89.1	400.0
Hollywood Casino Toledo	154.7	300.0
Other	4.5	44.5

Total	$287.5	$963.5

(1)
Net of amounts received from insurance proceeds.

        The table above excludes our share of the anticipated commitments related to our joint venture with International Speedway to develop a casino at Kansas Speedway since these amounts will be recorded within Investments in and Advances to Unconsolidated Affiliates on our Consolidated Balance Sheet.

Debt

  Senior Secured Credit Facility

        The senior secured credit facility historically consisted of three credit facilities comprised of a $750 million revolving credit facility with a maturity date of October 3, 2010, a $325 million Term Loan A Facility with a maturity date of October 3, 2011 and a $1.65 billion Term Loan B Facility with a maturity date of October 3, 2012.

        In September 2009, we amended our senior secured credit facility, in order to increase the borrowing capacity and to extend the term under the revolving credit facility portion of the senior secured credit facility. Under the new revolving credit facility, two tranches were created, one for those participants who agreed to extend to July 3, 2012 (the "Tranche B Revolving Loan") and one for those that did not extend (the "Tranche A Revolving Loan"), and the total borrowing capacity was increased to $1 billion.

        In August 2009, we repaid $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time, using a portion of the proceeds from the offering of $325 million 8 3/4% senior subordinated notes. In addition, in September 2009, we repaid all of the remaining outstanding borrowings under the Term Loan A Facility, using drawings under the revolving credit facility. During the year ended December 31, 2009, we recorded a $2.4 million loss on early extinguishment of debt for the write-off of debt issuance costs related to the Term Loan A Facility.

        In May 2010, we repaid all of the outstanding borrowings under the Tranche A Revolving Loan using cash on hand and in connection therewith terminated this part of our senior secured credit facility. During the year ended December 31, 2010, we recorded a $0.5 million loss on early extinguishment of debt for the write-off of debt issuance costs related to the termination of the Tranche A Revolving Loan.

        The Tranche B Revolving Loan permits us to borrow up to $640.6 million. As of December 31, 2010, $71.0 million was drawn under the Tranche B Revolving Loan and $1,518.1 million was outstanding under the Term Loan B Facility, for a total of $1,589.1 million. Additionally, at December 31, 2010, we were contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $35.1 million, resulting in $534.5 million of available borrowing capacity as of December 31, 2010. As of December 31, 2009, $85.0 million was drawn under the Tranche A Revolving Loan, $152.5 million was drawn under the Tranche B Revolving Loan, and $1,518.1 million was outstanding under the Term Loan B Facility, for a total of $1,755.6 million.

        During the year ended December 31, 2010, our senior secured credit facility amount outstanding decreased by $166.5 million primarily due to repayment of all of the outstanding borrowings under the Tranche A Revolving Loan and repayments of outstanding borrowings under the Tranche B Revolving Loan using cash on hand, which were partially offset by drawings under the Tranche B Revolving Loan to partially fund the purchase of all of the outstanding bank and subordinated debt of M Resort.

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

        We recorded a $2.4 million loss on early extinguishment of debt during the year ended December 31, 2009 for the write-off of the debt issuance costs related to the $200 million 6 7/8% senior subordinated notes.

  6 3/4% Senior Subordinated Notes

        On March 9, 2005, we completed an offering of $250 million 6 3/4% senior subordinated notes that mature on March 1, 2015. Interest on the $250 million 6 3/4% senior subordinated notes is payable on March 1 and September 1 of each year. The $250 million 6 3/4% senior subordinated notes are general unsecured obligations and are not guaranteed by our subsidiaries and were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Effective March 2010, we may redeem all or part of the $250 million 6 3/4% senior subordinated notes at a redemption price of 103.375% which gradually reduces to par by 2013.

  8 3/4% Senior Subordinated Notes

        In August 2009, we completed an offering of $325 million 8 3/4% senior subordinated notes that mature on August 15, 2019. Interest on the $325 million 8 3/4% senior subordinated notes is payable on February 15 and August 15 of each year. The $325 million 8 3/4% senior subordinated notes are general unsecured obligations and are not guaranteed by our subsidiaries and were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. At any time prior to August 15, 2014, we may redeem all or part of the 8 3/4% senior subordinated notes at par plus the present value (discounted at the treasury rate plus 50 basis points) of scheduled interest payments through August 15, 2014, along with accrued and unpaid interest, if any, at the date of redemption. On or after August 15, 2014, we may redeem all or part of the 8 3/4% senior subordinated notes at a redemption price of 104.375% which gradually reduces to par by 2017.

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

  Other Long-Term Obligations

        In April 2010, we entered into a termination contract with the city of Aurora, Illinois, whereby we will pay $7 million in lieu of perpetual annual payments (of approximately $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day. Payments of $1.5 million were made on June 1, 2010 and September 1, 2010 and additional payments of $2.0 million and $2.0 million are due on June 1, 2011 and June 1, 2012, respectively. This liability was discounted using an estimate of our incremental borrowing rate over the term of the obligation. The accretion of this discount is recorded in interest expense in the consolidated statements of operations.

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

        At December 31, 2010, we were in compliance with all required financial covenants.

  Outlook

        Based on our current level of operations and anticipated earnings growth, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated earnings growth will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the senior subordinated notes, to retire or redeem the senior subordinated notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors—Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risk related to our capital structure.

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

        Our senior secured credit facility had an outstanding balance of $1,589.1 million at December 31, 2010, consisting of a term loan of $1,518.1 million and an outstanding balance of $71.0 million under our revolving credit facility. The term loan has a quarterly principal payment of $354.9 million in December 2011, followed by payments of $387.5 million in March 2012, June 2012 and October 2012. The revolving credit facility matures on July 3, 2012. Our $250 million senior subordinated notes mature in March 2015 and our $325 million senior subordinated notes mature in August 2019. As always, we evaluate our options with respect to the maturity of such indebtedness. Our current plan is to refinance a significant portion of our long-term debt on or prior to maturity, depending on credit market conditions.

Commitments and Contingencies

  Contractual Cash Obligations

        At December 31, 2010, there was approximately $534.5 million available for borrowing under our revolving credit facility. The following table presents our contractual cash obligations at December 31, 2010:

	Payments Due By Period
	Total	2011	2012 - 2013	2014 - 2015	2016 and After
	(in thousands)
Senior secured credit facility
Principal	$1,589,125	$354,875	$1,234,250	$—	$—
Interest	79,130	57,299	21,831	—	—
6 3/4% senior subordinated notes
Principal	250,000	—	—	250,000	—
Interest	75,938	16,875	33,750	25,313	—
8 3/4% senior subordinated notes
Principal	325,000	—	—	—	325,000
Interest	255,938	28,438	56,875	56,875	113,750
Purchase obligations	24,100	22,107	1,428	378	187
Capital expenditure commitments(1)	85,205	85,205	—	—	—
Anticipated additional advances to unconsolidated affiliates(2)	122,262	75,152	47,110	—	—
Capital leases	3,216	1,220	158	185	1,653
Operating leases	51,453	6,546	9,441	5,251	30,215
Other liabilities reflected in the Company's consolidated balance sheets(3)	15,853	13,853	2,000	—	—

Total	$2,877,220	$661,570	$1,406,843	$338,002	$470,805

(1)
The Company anticipates spending approximately $556 million (including licensing fees) for future construction projects over the next two years that have not been contractually committed to at year-end. These amounts are primarily related to the opening of Hollywood Casino Toledo and Hollywood Casino Columbus that are scheduled to open in 2012.

(2)
In February 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of a an approximately $411 million Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway. Kansas Entertainment began construction of the facility in the second half of 2010 and plans to open the facility in the first half of 2012. The approximately $411 million facility, inclusive of licensing fees, is expected to feature a 82,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment amenities. We and International Speedway will share equally the cost of developing and constructing the proposed facility. We estimate that our share of the project will be approximately $155 million, of which approximately $32.7 million has been incurred to date.

(3)
Primarily represents liabilities associated with reward programs that can be redeemed for cash, free play or services. Does not include any liability for unrecognized tax benefits, as the Company cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

        The table above does not include the redemption of the Company's Preferred Stock which is required to be redeemed on June 30, 2015 for either cash or common shares at the Company's election. See Note 15 to the consolidated financial statements for further details.

  Other Commercial Commitments

        The following table presents our material commercial commitments as of December 31, 2010 for the following future periods:

	Total Amounts Committed	2011	2012 - 2013	2014 - 2015	2016 and After
	(in thousands)
Letters of Credit(1)	$35,100	$35,100	$—	$—	$—
Guarantees of New Jersey Joint Venture Obligations(2)	3,280	1,247	2,033	—	—

Total	$38,380	$36,347	$2,033	$—	$—

(1)
The available balance under the revolving credit portion of our senior secured credit facility is reduced by outstanding letters of credit.

(2)
In connection with our 50% ownership interest in Pennwood, our joint venture in New Jersey, we entered into a debt service maintenance agreement with Pennwood's lender to guarantee up to 50% of Pennwood's $8.7 million term loan. Our obligation at December 31, 2010 under this guarantee was approximately $3.3 million.

  Interest Rate Swap Agreements

        See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" below.

New Accounting Pronouncements

        In December 2010, the FASB issued guidance to improve disclosures of supplementary pro forma information for business combinations. The guidance specifies that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company expects that the adoption of the guidance will have an impact on its consolidated financial statements, in the event that the Company acquires companies significant to its operations in the future.

        In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can legally avoid paying that jackpot (for example, by removing the gaming machine from the casino floor). Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. However, the guidance is expected to only affect the accounting for base jackpots, as the guidance uses the same principle that is currently applied by the Company to the incremental portion of progressive jackpots. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the guidance as of January 1, 2011, which did not have a material impact on the Company's consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information at December 31, 2010 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the year and the related weighted-average interest rates by maturity dates. For interest rate swaps, the table presents settlement amounts and weighted-average interest rates by the expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve at December 31, 2010.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value 12/31/10
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$250,000	$325,000	$575,000	$612,875
Average interest rate	—	—	—	—	6.75%	8.75%
Other Long Term Obligations	$1,832	$1,950	$—	$—	$—	$—	$3,782	$3,782
Average interest rate	6.20%	6.20%	—	—	—	—
Variable rate	$354,875	$1,234,250	$—	$—	$—	$—	$1,589,125	$1,589,125
Average interest rate(1)	2.92%	3.49%	—	—	—	—
Leases	$1,220	$75	$82	$89	$97	$1,653	$3,216	$3,216
Average interest rate	5.91%	7.72%	7.72%	7.72%	7.72%	7.72%
Interest rate derivatives:
Interest rate swaps
Variable to fixed(2)	$16,806	$—	$—	$—	$—	$—	N/A	$16,746
Average pay rate	2.58%						N/A
Average receive rate(3)	1.17%						N/A

(1)
Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)
Settlement amounts outstanding on interest rate swaps with a notional value of $1.2 billion.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn National Gaming, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 25, 2011

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$246,385	$713,118
Receivables, net of allowance for doubtful accounts of $3,332 and $3,548 at December 31, 2010 and 2009, respectively	44,463	46,672
Insurance receivable	—	33,494
Prepaid expenses	72,393	70,947
Deferred income taxes	25,206	23,619
Other current assets	77,506	41,021

Total current assets	465,953	928,871

Property and equipment, net	1,965,774	1,837,504
Other assets
Investment in and advances to unconsolidated affiliates	64,120	26,305
Goodwill	1,185,756	1,379,961
Other intangible assets	415,152	386,531
Debt issuance costs, net of accumulated amortization of $45,234 and $39,703 at December 31, 2010 and 2009, respectively	27,742	40,889
Loan receivable	230,500	—
Other assets	107,882	112,555

Total other assets	2,031,152	1,946,241

Total assets	$4,462,879	$4,712,616

Liabilities
Current liabilities
Current maturities of long-term debt	$357,927	$86,071
Accounts payable	17,312	19,850
Accrued expenses	101,447	110,108
Accrued interest	36,597	61,786
Accrued salaries and wages	73,432	65,608
Gaming, pari-mutuel, property, and other taxes	46,449	38,943
Insurance financing	11,602	6,752
Other current liabilities	46,763	41,138

Total current liabilities	691,529	430,256

Long-term liabilities
Long-term debt, net of current maturities	1,813,196	2,248,706
Deferred income taxes	134,572	127,107
Noncurrent tax liabilities	36,846	46,702
Other noncurrent liabilities	8,970	7,769

Total long-term liabilities	1,993,584	2,430,284

Shareholders' equity
Penn National Gaming, Inc. and subsidiaries shareholders' equity:
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,275 and 12,500 shares issued and outstanding at December 31, 2010 and 2009, respectively)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,414,022 and 78,972,256 shares issued at December 31, 2010 and 2009, respectively)	779	786
Additional paid-in capital	1,446,932	1,480,476
Retained earnings	337,940	397,407
Accumulated other comprehensive loss	(7,885)	(26,028)

Total Penn National Gaming, Inc. and subsidiaries shareholders' equity	1,777,766	1,852,641

Noncontrolling interests	—	(565)

Total shareholders' equity	1,777,766	1,852,076

Total liabilities and shareholders' equity	$4,462,879	$4,712,616

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Year ended December 31,	2010	2009	2008
Revenues
Gaming	$2,242,515	$2,158,028	$2,206,500
Food, beverage and other	334,808	339,235	334,206
Management service fee	15,190	14,787	16,725

Revenues	2,592,513	2,512,050	2,557,431
Less promotional allowances	(133,402)	(142,775)	(134,378)

Net revenues	2,459,111	2,369,275	2,423,053

Operating expenses
Gaming	1,198,097	1,161,510	1,181,870
Food, beverage and other	266,800	266,351	257,653
General and administrative	411,415	403,136	415,093
Depreciation and amortization	212,387	194,436	173,545
Impairment losses	224,709	532,377	481,333
Hollywood Casino Joliet fire	(7,523)	6,063	—

Total operating expenses	2,305,885	2,563,873	2,509,494

Income (loss) from operations	153,226	(194,598)	(86,441)

Other income (expenses)
Interest expense	(130,215)	(134,984)	(169,827)
Interest income	1,579	6,522	8,362
Loss from unconsolidated affiliates	(25,974)	(1,121)	(1,526)
Merger termination settlement fees, net of related expenses	—	—	195,426
Loss on early extinguishment of debt	(519)	(4,793)	—
Other	6,421	1,093	6,421

Total other (expenses) income	(148,708)	(133,283)	38,856

Income (loss) from operations before income taxes	4,518	(327,881)	(47,585)
Taxes on income	66,178	(60,468)	105,738

Net loss including noncontrolling interests	(61,660)	(267,413)	(153,323)
Less: Net loss attributable to noncontrolling interests	(2,193)	(2,465)	—

Net loss attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$(59,467)	$(264,948)	$(153,323)

Loss per common share attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Basic loss per common share	$(0.76)	$(3.39)	$(1.81)
Diluted loss per common share	$(0.76)	$(3.39)	$(1.81)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except share data)

	Penn National Gaming, Inc. shareholders
	Preferred Stock		Common Stock					Accumulated Other Comprehensive (Loss) Income
					Treasury Stock	Additional Paid-In Capital	Retained Earnings		Noncontrolling Interests	Total Shareholders' Equity	Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	—	$—	88,579,070	$887	$(2,379)	$322,760	$815,678	$(15,984)	$—	$1,120,962
Issuance of preferred stock	12,500	—	—	—	—	1,246,400	—	—	—	1,246,400	$—
Stock option activity, including tax benefit of $1,060	—	—	203,202	2	—	26,305	—	—	—	26,307	—
Share activity	—	—	(10,633,784)	(107)	2,379	(154,633)	—	—	—	(152,361)	—
Restricted stock activity	—	—	—	—	—	1,997	—	—	—	1,997	—
Change in fair value of interest rate swap contracts, net of income taxes of $13,072	—	—	—	—	—	—	—	(23,216)	—	(23,216)	(23,216)
Change in fair value of corporate debt securities	—	—	—	—	—	—	—	(8,008)	—	(8,008)	(8,008)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,485)	—	(1,485)	(1,485)
Net loss	—	—	—	—	—	—	(153,323)	—	—	(153,323)	(153,323)

Balance, December 31, 2008	12,500	—	78,148,488	782	—	1,442,829	662,355	(48,693)	—	2,057,273	(186,032)

Stock option activity, including tax benefit of $2,388	—	—	491,078	4	—	35,173	—	—	—	35,177	—
Restricted stock activity	—	—	332,690	—	—	2,474	—	—	—	2,474	—
Change in fair value of interest rate swap contracts, net of income taxes of $8,150	—	—	—	—	—	—	—	14,586	—	14,586	14,586
Change in fair value of corporate debt securities	—	—	—	—	—	—	—	6,843	—	6,843	6,843
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,236	—	1,236	1,236
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1,900	1,900	—
Net loss	—	—	—	—	—	—	(264,948)	—	(2,465)	(267,413)	(267,413)

Balance, December 31, 2009	12,500	—	78,972,256	786	—	1,480,476	397,407	(26,028)	(565)	1,852,076	(244,748)

Repurchase of preferred stock	(225)	—	—	—	—	(11,200)	—	—	—	(11,200)	—
Repurchase of noncontrolling interest	—	—	—	—	—	(27,758)	—	—	2,758	(25,000)	—
Stock option activity, including tax benefit of $3,311	—	—	823,056	8	—	35,875	—	—	—	35,883	—
Share activity	—	—	(1,526,400)	(15)	—	(35,843)	—	—	—	(35,858)	—
Restricted stock activity	—	—	145,110	—	—	5,382	—	—	—	5,382	—
Change in fair value of interest rate swap contracts, net of income taxes of $9,427	—	—	—	—	—	—	—	16,410	—	16,410	16,410
Change in fair value of corporate debt securities	—	—	—	—	—	—	—	1,165	—	1,165	1,165
Foreign currency translation adjustment	—	—	—	—	—	—	—	568	—	568	568
Net loss	—	—	—	—	—	—	(59,467)	—	(2,193)	(61,660)	(61,660)

Balance, December 31, 2010	12,275	$—	78,414,022	$779	$—	$1,446,932	$337,940	$(7,885)	$—	$1,777,766	$(43,517)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2010	2009	2008
Operating activities
Net loss including noncontrolling interests	$(61,660)	$(267,413)	$(153,323)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	212,387	194,436	173,545
Amortization of items charged to interest expense and interest income	12,581	10,733	11,713
Loss on sale of fixed assets	3,104	332	1,610
Loss from unconsolidated affiliates	25,974	1,121	1,526
Loss on early extinguishment of debt	519	4,793	—
Hollywood Casino Joliet fire	—	5,186	—
Loss on police services contract termination at Hollywood Casino Aurora	6,624	—	—
Gain on accelerated payment of other long-term obligations	—	(1,305)	—
Gain on litigation settlement	(9,619)	—	—
Gain on sale of corporate debt securities	—	(6,598)	—
Impairment loss on corporate debt securities	265	—	—
Deferred income taxes	(2,204)	(146,408)	(91,098)
Charge for stock-based compensation	25,954	28,360	26,857
Impairment losses	224,709	532,377	481,333
(Increase) decrease, net of businesses acquired
Accounts receivable	(1,338)	(16,091)	12,853
Insurance receivable	28,673	—	—
Prepaid expenses and other current assets	3,585	(13,160)	(27,722)
Other assets	10,160	(8,138)	25,747
Increase (decrease), net of businesses acquired
Accounts payable	477	(5,292)	(350)
Accrued expenses	505	4,837	(12,045)
Accrued interest	648	4,332	(12,729)
Accrued salaries and wages	7,824	10,228	1,231
Gaming, pari-mutuel, property and other taxes	7,506	(5,560)	882
Income taxes	—	—	(6,794)
Other current and noncurrent liabilities	6,827	11,401	1,014
Other noncurrent tax liabilities	(10,323)	75	(13,787)

Net cash provided by operating activities	493,178	338,246	420,463

Investing activities
Expenditures for property and equipment	(362,955)	(289,551)	(344,894)
Proceeds from sale of property and equipment	1,627	2,628	1,066
Purchase of corporate debt securities	—	—	(47,286)
Proceeds from sale of corporate debt securities	—	50,602	—
Proceeds from Hollywood Casino Joliet fire	4,821	20,593	—
Purchase of outstanding loans of M Resorts LLC	(230,500)	—	—
Investment in joint ventures	(63,632)	(12,895)	—
Increase in cash in escrow	(30,224)	(25,036)	—
Acquisition of businesses and licenses	(55,895)	(9,000)	(384)

Net cash used in investing activities	(736,758)	(262,659)	(391,498)

Financing activities
Proceeds from exercise of options	11,488	5,431	2,397
Repurchase of common stock	(35,858)	—	(152,361)
Repurchase of preferred stock	(11,200)	—	—
Proceeds from issuance of long-term debt, net of issuance costs	212,732	762,068	447,833
Principal payments on long-term debt	(383,476)	(879,193)	(993,966)
Proceeds from issuance of preferred stock, net of related expenses	—	—	1,246,400
Proceeds from insurance financing	18,271	15,454	22,255
Payments on insurance financing	(13,421)	(16,795)	(30,677)
(Repurchase of)/contributions from noncontrolling interest	(25,000)	1,900	—
Tax benefit from stock options exercised	3,311	2,388	1,060

Net cash (used in) provided by financing activities	(223,153)	(108,747)	542,941

Net (decrease) increase in cash and cash equivalents	(466,733)	(33,160)	571,906
Cash and cash equivalents at beginning of year	713,118	746,278	174,372

Cash and cash equivalents at end of year	$246,385	$713,118	$746,278

Supplemental disclosure
Interest expense paid	$121,821	$124,992	$183,264
Income taxes paid	$72,091	$109,200	$190,287

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Business and Basis of Presentation

        Penn National Gaming, Inc. ("Penn") and subsidiaries (collectively, the "Company") is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, the Company has continued to expand its gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company ("Argosy"), Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club), greenfield projects (such as at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway, and most recently Hollywood Casino Perryville, which opened on September 27, 2010 and is Maryland's first casino, as well as the Company's proposed facilities in Ohio and joint venture in Kansas) and property expansions (such as at Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). On July 1, 2010, the Company closed the transaction to purchase Beulah Park in Grove City, Ohio and established a joint venture that owns and operates the Maryland Jockey Club.

        The Company currently owns, manages, or has ownership interests in twenty-three facilities in sixteen jurisdictions, including Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario.

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

2.    Principles of Consolidation

        The consolidated financial statements include the accounts of Penn and its subsidiaries, including wholly-owned subsidiaries and subsidiaries that had a noncontrolling interest. Investment in and advances to unconsolidated affiliates that are 50% or less owned are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        On July 3, 2008, the Company entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, the Company agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee (the "Cash Termination Fee") and a $1.25 billion, zero coupon, preferred equity investment (the "Investment"). On October 30, 2008, the Company closed the sale of the Investment and issued 12,500 shares of Series B Redeemable Preferred Stock (the "Preferred Stock"). During the year ended December 31, 2010, the Company repurchased 225 shares of Preferred Stock for $11.2 million. See Note 15 for further discussion of the terms of the Preferred Stock.

        On December 26, 2007, the Company entered into a Change in Control Payment Acknowledgement and Agreement (the "Acknowledgement and Agreement") with certain members of its management team. Pursuant to the Acknowledgement and Agreement, a portion of the payment due on a change in control to such executives was accelerated and paid on or before December 31, 2007. The Acknowledgement and Agreements were entered into as part of actions taken to reduce the amount of "gross-up" payments pertaining to federal excise taxes that may have otherwise been owed to such executives under the terms of their existing employment agreements in connection with the change in control payments due upon the consummation of the Merger. The accelerated change in control payments were subject to a clawback right in the event the Merger was terminated pursuant to the terms of the Merger Agreement or the closing of the Merger otherwise failed to occur or if the executive's employment with the Company was terminated prior to the effective date of the Merger under circumstances where the executive was not entitled to receive the remainder of his change in control payment under the terms of his employment agreement. In July 2008, the Company exercised its clawback right for the accelerated change in control payments in accordance with the Acknowledgement and Agreement, and advised the affected executives of the amounts to be repaid and the due date. Each executive has repaid to the Company all after-tax cash received by such executive and filed all returns and other instruments necessary to effect the refund of all applicable taxes. Further, each executive has assigned his right to such tax refunds to the Company. As of December 31, 2010, the majority of the accelerated change in control payments have been returned to the Company.

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

        The Company's receivables of $44.5 million and $46.7 million at December 31, 2010 and 2009, respectively, primarily consist of $8.1 million and $12.9 million, respectively, due from the West Virginia Lottery for gaming revenue settlements and capital reinvestment projects at the Hollywood Casino at Charles Town Races, $11.1 million and $11.7 million, respectively, for reimbursement of expenses paid on behalf of Casino Rama, and $4.1 million and $2.7 million, respectively, for racing settlements due from simulcasting at Hollywood Casino at Penn National Race Course.

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

  Loan Receivable

        As discussed in Note 7, the Company acquired all of the outstanding bank and subordinated debt of M Resort for $230.5 million. The Company does not anticipate receiving cash proceeds on the loan but rather intends to convert the loan into ownership of the M Resort, a casino located approximately ten miles from the Las Vegas strip in Henderson, Nevada. The fair value of the loan approximates its carrying amount.

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

  Interest Rate Swap Contracts

        The fair value of the Company's interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve's implied discount rates. The credit adjustment reflects the Company's best estimate as to the Company's credit quality at December 31, 2010. The interest rate swap contracts are measured at fair value on a recurring basis.

        The estimated fair values of the Company's financial instruments are as follows (in thousands):

	2010		2009
December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$246,385	$246,385	$713,118	$713,118
Investment in corporate debt securities	5,828	5,828	4,550	4,550
Loan receivable	230,500	230,500	—	—
Financial liabilities:
Long-term debt
Senior secured credit facility	1,589,125	1,589,125	1,755,602	1,755,602
Senior subordinated notes	575,000	612,875	575,000	572,375
Other long-term obligations	3,782	3,782	—	—
Capital leases	3,216	3,216	4,175	4,175
Interest rate swap contracts	16,746	16,746	43,925	43,925

        See Note 22 for further information regarding the Company's assessment of the inputs used to measure the fair value for the investment in corporate debt securities and interest rate swap contracts.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

        Depreciation of property and equipment is recorded using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	10 to 40 years
Furniture, fixtures, and equipment	3 to 7 years

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

Goodwill and Other Intangible Assets

        At December 31, 2010, the Company had $1,185.8 million in goodwill and $415.2 million in other intangible assets within its consolidated balance sheet, representing 26.6% and 9.3% of total assets, respectively, resulting from the Company's acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

        In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, "Intangibles-Goodwill and Other," the Company considers its gaming license, racing permit and trademark intangible assets as indefinite-life intangible assets that do not require amortization based on the Company's future expectations to operate its gaming facilities indefinitely as well as its historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming license, racing permit and trademark intangible assets exceed their fair value, an impairment loss is recognized.

        The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. The Company uses a market approach model, which includes the use of forecasted adjusted EBITDA (earnings before interest, taxes, charges for stock compensation, depreciation and amortization, gain or loss on disposal of assets, and certain other income and expenses, and inclusive of loss from unconsolidated affiliates) and adjusted EBITDA multiples, as the Company believes that adjusted EBITDA is a widely-used measure of performance in the gaming industry and as the Company uses adjusted EBITDA as the primary measurement of the operating performance of its properties (including the evaluation of operating personnel). In addition, the Company believes that an adjusted EBITDA multiple is the principal basis for the valuation of gaming companies. Changes in the estimated adjusted EBITDA multiples or forecasted operations can materially affect these estimates.

        Forecasted adjusted EBITDA levels (based on the Company's annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which the Company's reporting units operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where the Company's reporting units currently operate can result in opportunities for the Company to expand its operations. However, it also has the impact of increasing competition for the Company's established properties which generally will have a negative effect on those locations' profitability once competitors become established as a certain level of cannibalization occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted adjusted EBITDA.

        The adjusted EBITDA multiple utilized by the Company in its goodwill impairment valuation methodology is determined based on the Company's current enterprise value, increased for a control premium. The control premium assumption is based on acquisitions of precedent transactions of comparable businesses. In evaluating the estimates derived by the market based approach, management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other market data. These considerations can lead the Company to modify its individual reporting units adjusted EBITDA multiple. EBITDA multiples can be significantly impacted by various factors, such as a company's present and future cost of capital, the future growth opportunities for the industry as well as for the company itself, general market sentiment, investors' perceptions of senior management's effectiveness at deploying capital and managing overall operations, as well as pending or recently completed merger transactions.

        Assumptions and estimates about future adjusted EBITDA levels and multiples by individual reporting units are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry and economic trends, and internal factors, such as changes in the Company's business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance the Company's overall value but may be to the detriment of an individual reporting unit.

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

Debt Issuance Costs

        Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments.

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

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheets at December 31, 2010 and 2009.

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

        When using derivatives, the Company's intent is to obtain hedge accounting, which is conditional upon satisfying specific documentation and performance criteria. In particular, the underlying hedged item must expose the Company to risks associated with market fluctuations and the instrument used as the hedging derivative must generate offsetting effects in prescribed magnitudes. If these criteria are not met, a change in the market value of the financial instrument and all associated settlements would be recognized as gains or losses in the period of change.

        Currently, the Company has a number of interest rate swap contracts in place. These contracts serve to mitigate income volatility for a portion of its variable-rate funding. Swap contract coverage extends out through 2011. In effect, these swap contracts synthetically convert the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company receives cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts' fixed rates. These two respective obligations are net-settled periodically. The Company accounts for these swap contracts as cash flow hedges, which requires determining a division of hedge results deemed effective and deemed ineffective. However, most of the Company's hedges were designed in such a way so as to perfectly offset specifically-defined interest payments, such that no ineffectiveness has occurred—nor would any ineffectiveness occur, as long as the forecasted cash flows of the designated hedged items and the associated swap contracts remain unchanged. The notional value of the Company's cash flow hedges totaled $840 million at December 31, 2010.

        The fair value of the Company's interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve's implied discount rates. The credit adjustment reflects the Company's best estimate as to the Company's credit quality at December 31, 2010.

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

        Under cash flow hedge accounting, derivatives are included in the consolidated balance sheets as assets or liabilities at fair value. The interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at December 31, 2010 and 2009.

        During the years ended December 31, 2010 and 2009, the Company had certain derivative instruments that were not designated to qualify for hedge accounting. The periodic change in the mark-to-market of these derivative instruments is recorded in current period earnings in the consolidated statements of operations. The notional value of these derivatives was $400 million at December 31, 2010.

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

        Revenues are recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition—Customer Payments and Incentives" ("ASC 605-50"). The Company records sales incentives and points earned in point-loyalty programs as a reduction of revenue.

        The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the years ended December 31, 2010, 2009 and 2008 are as follows:

Year ended December 31,	2010	2009	2008
	(in thousands)
Rooms	$23,980	$23,316	$17,750
Food and beverage	99,024	108,473	103,038
Other	10,398	10,986	13,590

Total promotional allowances	$133,402	$142,775	$134,378

        The estimated cost of providing such complimentary services for the years ended December 31, 2010, 2009 and 2008 are as follows:

Year ended December 31,	2010	2009	2008
	(in thousands)
Rooms	$9,188	$9,406	$7,280
Food and beverage	75,180	77,444	73,565
Other	6,544	6,590	6,034

Total cost of complimentary services	$90,912	$93,440	$86,879

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

        In the fourth quarter of 2008, the Company issued 12,500 shares of Preferred Stock, which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a "participating security." The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company's Common Stock is computed by dividing net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company's Common Stock is computed using the more dilutive of the two-class method or the if-converted method. During the year ended December 31, 2010, the Company repurchased 225 shares of Preferred Stock for $11.2 million.

        However, since the Company reported a net loss for the years ended December 31, 2010, 2009 and 2008, it was required by ASC 260 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS for the years ended December 31, 2010, 2009 and 2008. In addition, since the Company reported a loss from operations for the years ended December 31, 2010, 2009 and 2008, the Preferred Stock was not deemed to be a participating security for the years ended December 31, 2010, 2009 and 2008, pursuant to ASC 260. The basic weighted-average common shares outstanding for the years ended December 31, 2010, 2009 and 2008 were 78,078,602, 78,121,571 and 84,535,877, respectively.

        Options to purchase 10,834,444, 9,966,125 and 8,804,578 shares were outstanding during the years ended December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because they are antidilutive since the Company reported a loss from operations for the years ended December 31, 2010, 2009 and 2008.

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

        The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the United States ("U.S.") Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company's stock price over a period of 5.73 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company's employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at December 31, 2010, 2009 and 2008:

Year ended December 31,	2010	2009	2008
Risk-free interest rate	2.27%	2.80%	1.61%
Expected volatility	48.02%	49.68%	45.56%
Dividend yield	—	—	—
Weighted-average expected life (years)	5.73	5.32	5.36
Forfeiture rate	5.00%	5.00%	4.00%

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

5.    New Accounting Pronouncements

        In December 2010, the FASB issued guidance to improve disclosures of supplementary pro forma information for business combinations. The guidance specifies that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company expects that the adoption of the guidance will have an impact on its consolidated financial statements, in the event that the Company acquires companies significant to its operations in the future.

        In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can legally avoid paying that jackpot (for example, by removing the gaming machine from the casino floor). Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. However, the guidance is expected to only affect the accounting for base jackpots, as the guidance uses the same principle that is currently applied by the Company to the incremental portion of progressive jackpots. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the guidance as of January 1, 2011, which did not have a material impact on the Company's consolidated financial statements.

6.    Acquisition and Other Recent Business Ventures

        On July 1, 2010, the Company closed its acquisition of Beulah Park in Grove City, Ohio from Heartland Jockey Club Ltd. Located on approximately 210 acres just outside of Columbus, Ohio, Beulah Park is a thoroughbred racing facility that features live thoroughbred racing from October to May as well as simulcast wagering from a number of nationwide tracks. Beulah Park includes a grandstand, outdoor paddock, a clubhouse facility and numerous food and dining options. The results of Beulah Park have been included in the Company's consolidated financial statements since the July 1, 2010 acquisition date.

        On July 1, 2010, the Company established a joint venture that owns and operates the Maryland Jockey Club. See Note 8 for further discussion.

        In September 2010, the Company announced an agreement to enter into a joint venture that will own and operate the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a planned racetrack in Laredo, Texas. Under the terms of the joint venture, the Company will secure a 50% interest in the joint venture, which will have sole ownership of the above entities including interests in 323 acres at Sam Houston Race Park, 80 acres at Valley Race Park and an option to purchase 135 acres for the planned racetrack in Laredo, Texas. Sam Houston Race Park, opened in April 1994, is located in Northwest Houston along Beltway 8 near the intersection of Highway 249. Sam Houston Race Park hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties and meetings, concerts and national touring festivals throughout the year. Valley Race Park, which was opened in 1990 and acquired by Sam Houston Race Park in 2000, is a 91,000 square foot dog racing and simulcasting facility located in Harlingen, Texas. This venture is subject to final approval by the Texas Racing Commission and the satisfaction of certain other customary closing conditions.

        See Note 7 for a description of the Company's recent developments related to a potential opportunity in Nevada.

7.    Loan Receivable

        On October 8, 2010, the Company announced that it had purchased all of the outstanding bank and subordinated debt of M Resort for $230.5 million, which the Company intends to convert into ownership of the M Resort. Any conversion transaction will be subject to, among other things, the review and approval of the Nevada Gaming Commission and the Nevada Gaming Control Board.

        In accordance with ASC 310-30, "Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality," the Company has not accrued any income on this asset since the Company intends to convert it into ownership of the M Resort. No cash proceeds are anticipated to be collected from the borrower on the loan. The loan is recorded in loan receivable within total other assets within the consolidated balance sheet at December 31, 2010.

8.    Investment In and Advances to Unconsolidated Affiliates

        Investment in and advances to unconsolidated affiliates primarily includes the Company's 50% interest in Freehold Raceway, its 50% investment in Kansas Entertainment, LLC ("Kansas Entertainment"), which is a joint venture with International Speedway Corporation ("International Speedway"), and the Company's 49% interest in Maryland RE & R LLC, a joint venture with MI Developments, Inc. ("MI Developments") that owns and operates the Maryland Jockey Club (the "Maryland Joint Venture"), which the Company closed on July 1, 2010.

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

        The approximately $411 million facility, inclusive of licensing fees, is expected to feature a 82,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment amenities. The Company and International Speedway will share equally the cost of developing and constructing the proposed facility. The Company estimates that its share of the project will be approximately $155 million.

        The Company determined that Kansas Entertainment qualified as a variable interest entity ("VIE") at December 31, 2010 and 2009. The Company did not consolidate its investment in Kansas Entertainment at, and for the years ended December 31, 2010 and 2009, as the Company determined that it did not qualify as the primary beneficiary of Kansas Entertainment at, and for the years ended December 31, 2010 and 2009, primarily as it did not have the ability to direct the activities of Kansas Entertainment that most significantly impacted Kansas Entertainment's economic performance without the input of International Speedway. In addition, the Company determined that International Speedway had substantive participating rights in Kansas Entertainment at, and for the years ended December 31, 2010 and 2009.

Maryland Jockey Club

        The Maryland Jockey Club is the owner and operator of two racing venues, Pimlico Race Course ("Pimlico") and Laurel Park. Pimlico, opened in 1870, is the country's second oldest racetrack and features a one-mile oval track, a 7/8-mile turf course and seating for approximately 15,000 spectators. Pimlico is the annual host of the Preakness® Stakes, the second leg in thoroughbred racing's Triple Crown and the cornerstone event in the facility's annual eight week spring meet. Laurel Park, the sister track to Pimlico, opened in 1911, features a 1 1/8 mile oval track and a one mile turf course with seating for approximately 5,000 spectators. Laurel Park hosts a three month winter meet beginning in January as well as a four month fall meet beginning in September.

        On November 2, 2010, zoning was approved by voters for the proposed casino complex at the Arundel Mills mall in Anne Arundel, Maryland. Construction of a temporary facility in late 2011 is being targeted by the developer with construction of the permanent casino being completed in 2012. The Company and MI Developments plan to work collaboratively to maximize the use and value of the Maryland Jockey Club's real estate assets and to pursue other opportunities to maximize the value of the business, as a result of the negative outcome of the zoning referendum.

        The Company determined that the Maryland Joint Venture did not qualify as a VIE at December 31, 2010. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the Maryland Joint Venture at, and for the year ended December 31, 2010, primarily as it did not have the ability to direct the activities of the Maryland Joint Venture that most significantly impacted the Maryland Joint Venture's economic performance without the input of MI Developments. Therefore, the Company did not consolidate its investment in the Maryland Joint Venture at, and for the year ended December 31, 2010.

        For the year ended December 31, 2010, the Company's share of losses in the Maryland Joint Venture is included in loss from unconsolidated affiliates within the consolidated statements of operations. Included in this loss was a $14.4 million charge for the Company's share of a goodwill impairment write-down recorded by the Maryland Jockey Club during the fourth quarter of 2010 as a result of the negative outcome related to the zoning referendum discussed above.

9.    Property and Equipment

        Property and equipment, net, consists of the following:

December 31,	2010	2009
	(in thousands)
Land and improvements	$298,482	$239,933
Building and improvements	1,534,117	1,433,611
Furniture, fixtures, and equipment	938,443	849,071
Leasehold improvements	17,089	17,204
Construction in progress	106,963	47,299

Total property and equipment	2,895,094	2,587,118
Less accumulated depreciation	(929,320)	(749,614)

Property and equipment, net	$1,965,774	$1,837,504

        Depreciation expense, for property and equipment, totaled $206.6 million, $187.8 million and $165.9 million in 2010, 2009 and 2008, respectively. Interest capitalized in connection with major construction projects was $5.5 million, $7.0 million and $13.8 million in 2010, 2009 and 2008, respectively.

        On May 4, 2010, in a statewide election in Ohio, the voters determined that the Company's casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus's West Side. As a result of the election, the Company initiated the process to sell the parcel of land that it purchased in Columbus's Arena District, the original site approved by voters, and reclassified the land as held for sale. The Company obtained an appraisal to determine the estimated fair market value of the land and recorded a pre-tax impairment charge of $31.3 million ($20.1 million, net of taxes) during the year ended December 31, 2010, which was comprised of the difference between the land's estimated fair market value less costs to sell and its carrying value.

        During the year ended December 31, 2009, the Company recorded a pre-tax impairment charge for the replaced Lawrenceburg vessel of $11.9 million ($7.1 million, net of taxes) in conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg. During the year-ended December 31, 2010, the Company recorded a $0.2 million charge on this replaced vessel.

10.   Goodwill and Other Intangible Assets

        A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at January 1, 2009:
Goodwill	$2,030,313
Accumulated goodwill impairment losses	(431,742)

Goodwill, net	$1,598,571

Goodwill impairment losses	(213,260)
Other	(5,350)

Balance at December 31, 2009:
Goodwill	$2,024,963
Accumulated goodwill impairment losses	(645,002)

Goodwill, net	$1,379,961

Goodwill impairment losses	(188,855)
Other	(5,350)

Balance at December 31, 2010:
Goodwill	$2,019,613
Accumulated goodwill impairment losses	(833,857)

Goodwill, net	$1,185,756

        Goodwill consists mainly of goodwill from the acquisitions of Hollywood Casino Corporation in March 2003, Argosy in October 2005 and Black Gold Casino at Zia Park in April 2007.

        During the year ended December 31, 2010, goodwill decreased by $194.2 million. Due to decreased earning projections at the Company's properties in the Chicagoland regional market resulting from an anticipated increase in competition from the scheduled opening of a casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, the Company recorded a pre-tax impairment charge of $144.6 million ($144.6 million, net of taxes) and $44.2 million ($28.4 million, net of taxes) for Hollywood Casino Aurora and Hollywood Casino Joliet, respectively, during the year ended December 31, 2010, as the Company determined that a portion of the value of the goodwill associated with the original purchase of Hollywood Casino Aurora and Hollywood Casino Joliet was impaired.

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

        The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of intangible asset at December 31, 2010 and 2009:

	2010			2009
December 31,	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Indefinite-life intangible assets	$412,686	$—	$412,686	$378,463	$—	$378,463
Other intangible assets	49,600	47,134	2,466	49,396	41,328	8,068

Total	$462,286	$47,134	$415,152	$427,859	$41,328	$386,531

        Indefinite-life intangible assets consist mainly of gaming licenses and racing permits.

        During the year ended December 31, 2010, indefinite-life intangible assets increased by $34.2 million, primarily due to the gaming license for table games at Hollywood Casino at Penn National Race Course and the indefinite-life intangible assets, primarily a racing permit, acquired as part of Beulah Park, which were partially offset by the write-down of the Argosy trademark intangible asset for $4.4 million ($2.8 million, net of taxes) due to management's strategy to transition Argosy properties to the Hollywood Casino brand.

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

        The Company's intangible asset amortization expense was $5.8 million, $6.6 million and $7.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2010 (in thousands):

2011	$2,134
2012	237
2013	38
2014	38
2015	19

Total	$2,466

        The Company's goodwill and other intangible assets by reporting unit at December 31, 2010 is shown below.

Reporting Unit	Remaining Goodwill and other intangible assets at December 31, 2010
Hollywood Casino Lawrenceburg	$362,491
Hollywood Casino Joliet	215,555
Hollywood Casino Aurora	207,207
Argosy Casino Riverside	159,296
Black Gold Casino at Zia Park	146,415
Argosy Casino Alton	135,511
Argosy Casino Sioux City	92,795
Hollywood Casino Baton Rouge	75,521
Others	206,117

Total	$1,600,908

11.   Investment in Corporate Securities

        During the year ended December 31, 2008, the Company made a $47.3 million investment in the corporate debt securities of other gaming companies. During the year ended December 31, 2009, the Company sold $42.2 million of this investment and recorded a $6.6 million gain, which is included in other income (expenses) within the consolidated statements of operations. This investment is accounted for as an available-for-sale investment and is included in other assets within the consolidated balance sheets at December 31, 2010 and 2009. This investment was acquired at a discount to its par value and accretion of $0.4 million, $1.5 million and $0.9 million was recorded for the years ended December 31, 2010, 2009 and 2008, respectively.

        The remaining investment had a fair value totaling $5.8 million and $4.6 million at December 31, 2010 and 2009, respectively. During 2010, the issuer of the security went into default on its obligations as it ceased making interest payments and the security was downgraded by certain rating agencies. As a result, during the year ended December 31, 2010, the Company recorded a pre-tax charge of $0.3 million, which is included in other income (expenses) within the consolidated statements of operations, to write down the investment to its fair value, which was based on the transaction prices of the security subsequent to when the issuer defaulted on its obligations. The Company will continue to account for this security as an available for sale investment and will monitor its realizability in future periods.

        The following is a schedule of the contractual maturities of the Company's investment in corporate securities at December 31, 2010 (in thousands):

2011	$—
2012	5,828

Total	$5,828

12.   Long-term Debt and Derivatives

        Long-term debt, net of current maturities, is as follows:

December 31,	2010	2009
	(in thousands)
Senior secured credit facility due October 2012	$1,589,125	$1,755,602
$250 million 6 3/4% senior subordinated notes due March 2015	250,000	250,000
$325 million 8 3/4% senior subordinated notes due August 2019	325,000	325,000
Other long-term obligations	3,782	—
Capital leases	3,216	4,175

	2,171,123	2,334,777
Less current maturities of long-term debt	(357,927)	(86,071)

	$1,813,196	$2,248,706

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2010 (in thousands):

2011	$357,927
2012	1,236,275
2013	82
2014	89
2015	250,097
Thereafter	326,653

Total minimum payments	$2,171,123

Senior Secured Credit Facility

        The senior secured credit facility historically consisted of three credit facilities comprised of a $750 million revolving credit facility with a maturity date of October 3, 2010, a $325 million Term Loan A Facility with a maturity date of October 3, 2011 and a $1.65 billion Term Loan B Facility with a maturity date of October 3, 2012.

        In September 2009, the Company amended its senior secured credit facility, in order to increase the borrowing capacity and to extend the term under the revolving credit facility portion of the senior secured credit facility. Under the new revolving credit facility, two tranches were created, one for those participants who agreed to extend to July 3, 2012 (the "Tranche B Revolving Loan") and one for those that did not extend (the "Tranche A Revolving Loan"), and the total borrowing capacity was increased to $1 billion.

        In August 2009, the Company repaid $40 million of borrowings under the Term Loan A Facility, $70 million of borrowings under the Term Loan B Facility, and all outstanding borrowings under the revolving credit facility at the time, using a portion of the proceeds from the offering of $325 million 8 3/4% senior subordinated notes. In addition, in September 2009, the Company repaid all of the remaining outstanding borrowings under the Term Loan A Facility, using drawings under the revolving credit facility. During the year ended December 31, 2009, the Company recorded a $2.4 million loss on early extinguishment of debt for the write-off of debt issuance costs related to the Term Loan A Facility.

        In May 2010, the Company repaid all of the outstanding borrowings under the Tranche A Revolving Loan using cash on hand and in connection therewith terminated this part of the senior secured credit facility. During the year ended December 31, 2010, the Company recorded a $0.5 million loss on early extinguishment of debt for the write-off of debt issuance costs related to the termination of the Tranche A Revolving Loan.

        The Tranche B Revolving Loan permits the Company to borrow up to $640.6 million. As of December 31, 2010, $71.0 million was drawn under the Tranche B Revolving Loan and $1,518.1 million was outstanding under the Term Loan B Facility, for a total of $1,589.1 million. Additionally, at December 31, 2010, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $35.1 million, resulting in $534.5 million of available borrowing capacity as of December 31, 2010. As of December 31, 2009, $85.0 million was drawn under the Tranche A Revolving Loan, $152.5 million was drawn under the Tranche B Revolving Loan, and $1,518.1 million was outstanding under the Term Loan B Facility, for a total of $1,755.6 million.

        During the year ended December 31, 2010, the senior secured credit facility amount outstanding decreased by $166.5 million primarily due to repayment of all of the outstanding borrowings under the Tranche A Revolving Loan and repayments of outstanding borrowings under the Tranche B Revolving Loan using cash on hand, which were partially offset by drawings under the Tranche B Revolving Loan to partially fund the purchase of all of the outstanding bank loans and subordinated debt of M Resort.

Interest Rate Swap Contracts

        In accordance with the terms of its senior secured credit facility, the Company was required to enter into fixed-rate debt or interest rate swap agreements in an amount equal to 50% of the Company's consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the senior secured credit facility.

        The effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2010 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap contracts	$(13,998)	Interest expense	$(24,424)	None	$—

Total	$(13,998)		$(24,424)		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate swap contracts	Interest expense	$(60)

Total		$(60)

        The effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2009 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap contracts	$(23,478)	Interest expense	$(30,358)	None	$—

Total	$(23,478)		$(30,358)		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate swap contracts	Interest expense	$359

Total		$359

        In addition, during the years ended December 31, 2010 and 2009, the Company amortized $15.4 million and $15.9 million, respectively, in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, "Derivatives and Hedging."

        In the coming twelve months, the Company anticipates that approximately $14.7 million loss will be reclassified from OCI to earnings, as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable funding being hedged.

        The following table sets forth the fair value of the interest rate swap contract liabilities included in accrued interest within the consolidated balance sheets at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued interest	$13,034	Accrued interest	$23,485

Total derivatives designated as hedging instruments		$13,034		$23,485

Derivatives not designated as hedging instruments
Interest rate swap contracts	Accrued interest	$3,712	Accrued interest	$20,440

Total derivatives not designated as hedging instruments		$3,712		$20,440

Total derivatives		$16,746		$43,925

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

        The Company recorded a $2.4 million loss on early extinguishment of debt during the year ended December 31, 2009 for the write-off of the debt issuance costs related to the $200 million 6 7/8% senior subordinated notes.

6 3/4% Senior Subordinated Notes

        On March 9, 2005, the Company completed an offering of $250 million 6 3/4% senior subordinated notes that mature on March 1, 2015. Interest on the $250 million 6 3/4% senior subordinated notes is payable on March 1 and September 1 of each year. The $250 million 6 3/4% senior subordinated notes are general unsecured obligations and are not guaranteed by the Company's subsidiaries and were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Effective March 2010, the Company may redeem all or part of the $250 million 6 3/4% senior subordinated notes at a redemption price of 103.375% which gradually reduces to par by 2013.

8 3/4% Senior Subordinated Notes

        In August 2009, the Company completed an offering of $325 million 8 3/4% senior subordinated notes that mature on August 15, 2019. Interest on the $325 million 8 3/4% senior subordinated notes is payable on February 15 and August 15 of each year. The $325 million 8 3/4% senior subordinated notes are general unsecured obligations and are not guaranteed by the Company's subsidiaries and were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. At any time prior to August 15, 2014, the Company may redeem all or part of the 8 3/4% senior subordinated notes at par plus the present value (discounted at the treasury rate plus 50 basis points) of scheduled interest payments through August 15, 2014, along with accrued and unpaid interest, if any, at the date of redemption. On or after August 15, 2014, the Company may redeem all or part of the 8 3/4% senior subordinated notes at a redemption price of 104.375% which gradually reduces to par by 2017.

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

Other Long-Term Obligations

        In April 2010, the Company entered into a termination contract with the city of Aurora, Illinois, whereby the Company will pay $7 million in lieu of perpetual annual payments (of approximately $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day. Payments of $1.5 million were made on June 1, 2010 and September 1, 2010 and additional payments of $2.0 million and $2.0 million are due on June 1, 2011 and June 1, 2012, respectively. This liability was discounted using the Company's estimate of its incremental borrowing rate over the term of the obligation. The accretion of this discount is recorded in interest expense in the consolidated statements of operations.

Covenants

        The Company's senior secured credit facility and $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, the Company's senior secured credit facility and $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes restrict, among other things, the Company's ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restricts corporate activities.

        During the year ended December 31, 2008, the Company placed some of the funds received from the issuance of its Preferred Stock into unrestricted subsidiaries, in order to allow for maximum flexibility in the deployment of the funds. The funds and activity maintained within the unrestricted subsidiaries are excluded from the Company's covenant calculations.

        At December 31, 2010, the Company was in compliance with all required financial covenants.

13.    Commitments and Contingencies

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

        In conjunction with the Company's acquisition of Argosy in 2005, and subsequent disposition of the Argosy Casino Baton Rouge property, the Company became responsible for litigation initiated in 1997 related to the Baton Rouge casino license formerly owned by Argosy. On November 26, 1997, Capitol House filed an amended petition in the Nineteenth Judicial District Court for East Baton Rouge Parish, State of Louisiana, amending its previously filed but unserved suit against Richard Perryman, the person selected by the Louisiana Gaming Division to evaluate and rank the applicants seeking a gaming license for East Baton Rouge Parish, and adding state law claims against Jazz Enterprises, Inc., the former Jazz Enterprises, Inc. shareholders, Argosy, Argosy of Louisiana, Inc. and Catfish Queen Partnership in Commendam, d/b/a the Belle of Baton Rouge Casino. This suit alleged that these parties violated the Louisiana Unfair Trade Practices Act in connection with obtaining the gaming license that was issued to Jazz Enterprises, Inc./Catfish Queen Partnership in Commendam. The plaintiff, an applicant for a gaming license whose application was denied by the Louisiana Gaming Division, sought to prove that the gaming license was invalidly issued and to recover lost profits that the plaintiff contended it could have earned if the gaming license had been issued to the plaintiff. On October 2, 2006, the Company prevailed on a partial summary judgment motion which limited plaintiff's damages to its out-of-pocket costs in seeking its gaming license, thereby eliminating any recovery for potential lost gaming profits. On February 6, 2007, the jury returned a verdict of $3.8 million (exclusive of statutory interest and attorneys' fees) against Jazz Enterprises, Inc. and Argosy. After ruling on post-trial motions, on September 27, 2007, the trial court entered a judgment in the amount of $1.4 million, plus attorneys' fees, costs and interest. The Company has the right to seek indemnification from two of the former Jazz Enterprises, Inc. shareholders for any liability suffered as a result of such cause of action, however, there can be no assurance that the former Jazz Enterprises, Inc. shareholders will have assets sufficient to satisfy any claim in excess of Argosy's recoupment rights. The Company established an appropriate reserve and bonded the judgment pending its appeal. Both the plaintiff and the Company appealed the judgment to the First Circuit Court of Appeals in Louisiana. On August 31, 2009, the appellate court reversed the trial court's decision and dismissed the case against Argosy in its entirety. Capitol House requested that the Louisiana Supreme Court take its appeal of the dismissal and that request was denied on February 12, 2010. Capitol House requested that the U.S. Supreme Court hear the case and the Company filed a brief opposing that request. In October 2010, the U.S. Supreme Court declined to hear the case and as a result, all appeals have been exhausted, and the order dismissing the case has become a final order, ending this lengthy litigation. As a result, during the year ended December 31, 2010, the Company reversed the previously accrued reserves associated with this case of $9.6 million within other income (expenses) on its consolidated statements of operations.

        The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company's Hollywood Casino Joliet and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Hollywood Casino Joliet and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah's Joliet and the Grand Victoria Casino in Elgin (collectively, the "Four Casinos"), and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the "Court"), asking the Court to declare the law unconstitutional. Hollywood Casino Joliet and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Hollywood Casino Joliet and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court's ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the Four Casinos filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs' request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case. On June 10, 2009, the Four Casinos filed a petition with the Court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption. On August 17, 2009, the Court dismissed the Four Casinos' petition to reopen the case, and the Four Casinos have decided not to pursue an appeal of the dismissal. The monies paid into the protest fund have been transferred by the State of Illinois to the racetracks. However, the racetracks have been temporarily restrained from disbursing any funds pursuant to an order of the Seventh Circuit Court of Appeals issued in connection with the lawsuit described below.

        On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the Four Casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the Four Casinos filed suit in the Court, asking it to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 was being paid into a protest fund where it accrued interest. The defendants filed a motion to dismiss, which was granted on August 17, 2009. Casinos appealed the dismissal and filed motions to keep the payments in the protest fund while the appeal is being litigated. The motion to keep the monies in the protest fund was denied and the funds were released to the racetracks, however, the funds are subject to the order issued by the Seventh Circuit Court of Appeals described below. On January 27, 2011, the Illinois appellate court affirmed the trial court's dismissal of this case.

        On June 12, 2009, the Four Casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund, racetrack owner John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c),(d) ("RICO"), based on an illegal scheme to secure the enactment of the 3% tax surcharge legislation in exchange for the payment of money by Johnston and entities controlled by him. The Four Casinos also seek to impose a constructive trust over all funds paid under the tax surcharge, and therefore all of the Illinois racetracks are named as parties to the lawsuit. The defendants in the RICO case filed motions to dismiss. On December 7, 2009, the district court denied the motions to dismiss the RICO count, but it granted the motion to dismiss the constructive trust count, stating that it did not have jurisdiction in this case to impose the constructive trust. The Four Casinos have appealed this dismissal to the Seventh Circuit Court of Appeals. The appellate court has ordered that any monies disbursed to the tracks be maintained until the appeal has been decided. Since the passing of House Bill 1918 into law, Hollywood Casino Joliet and Hollywood Casino Aurora have recognized approximately $49.7 million in incremental gaming tax expense as a result of the 3% tax surcharge, including $9.7 million during the year ended December 31, 2010. The incremental tax is included in gaming expense within the consolidated statements of operations.

        On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company's Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that the Company's disclosure practices relative to the proposed transaction with Fortress and Centerbridge and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint was amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and the court granted the motion and dismissed the complaint with prejudice. The plaintiffs filed a motion for reconsideration, which was denied on October 21, 2009. The plaintiffs subsequently appealed the dismissal to the Fourth Circuit Court of Appeals and an oral argument was heard on October 26, 2010.

        On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the "County") filed suit against Kansas Penn Gaming, LLC ("KPG," a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and currently seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied. Discovery is expected to commence shortly.

        On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC ("HV") in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the "Contract") that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG's alleged breach based on a Guaranty Agreement signed by the Company. Both cases were consolidated. Following extensive discovery and briefings, on July 23, 2010, the court granted KPG's motion for summary judgment and dismissed HV's claim. KPG has filed a motion requesting reimbursement of the attorney's fees and costs incurred in litigating this case pursuant to the terms of the Contract and HV has opposed this motion.

Operating Lease Commitments

        The Company is liable under numerous operating leases for airplanes, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $30.5 million, $31.5 million and $30.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2010 are as follows (in thousands):

Year ending December 31,
2011	$6,546
2012	5,203
2013	4,238
2014	3,210
2015	2,041
Thereafter	30,215

Total	$51,453

Capital Expenditure Commitments

        The Company's current construction program for 2011 calls for capital expenditures of approximately $287.5 million, of which the Company was contractually committed to spend approximately $85.2 million at December 31, 2010.

Employee Benefit Plans

        The Company maintains a profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the profit-sharing plan for the years ended December 31, 2010, 2009 and 2008 were $3.5 million, $3.6 million and $3.7 million, respectively.

        The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at Hollywood Casino at Charles Town Races. Hollywood Casino at Charles Town Races makes annual contributions to this plan for the eligible union employees and to the Penn National Gaming, Inc. 401(k) Plan for the eligible non-union employees for an amount equal to the amount accrued for retirement expense, which is calculated as 0.25% of the daily mutual handle, 1.0% of net video lottery revenue up to a base and, after the base is met, it reverts to 0.5% and 0.84% of table and poker revenue, respectively. The matching contributions for the two plans at Hollywood Casino at Charles Town Races for the years ended December 31, 2010, 2009 and 2008 were $3.1 million, $2.7 million and $2.8 million, respectively.

        The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2010, 2009 and 2008 were $1.8 million, $1.5 million and $1.7 million, respectively.

Agreements with Horsemen and Pari-Mutuel Clerks

        The Company is required to have agreements with the horsemen at each of its racetracks to conduct its live racing and simulcasting activities, with the exception of the Company's tracks in Ohio and New Mexico. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town Horsemen, pari-mutuel clerks and breeders.

        At Hollywood Casino at Charles Town Races, the Company has an agreement with the Charles Town Horsemen expiring on December 31, 2011, and an agreement with the breeders that expires on June 30, 2011. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis while negotiations are in process.

        The Company's agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course expires on September 30, 2011. The Company has a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expires on December 31, 2011. The Company also has an agreement in place with Local 137 of the Sports Arena Employees with respect to pari-mutuel clerks and admission personnel at the Company's OTWs, which expired on September 30, 2009 and has been extended pending continuing negotiations.

        The Company's agreement with the Maine Harness Horsemen Association at Bangor Raceway expires on December 31, 2011.

        The Company's agreement with the Ohio Harness Horsemen Association at Raceway Park expires on November 30, 2012. In connection with the acquisition of Beulah Park, the Company has assumed the agreement with the Ohio Horsemen's Protective and Benevolent Association, which expires on November 30, 2012.

        Across certain of our properties, the Seafarers Entertainment and Allied Trade Union represents approximately 1,800 of the Company's employees under agreements that expire at various times between June 2012 and November 2015. At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union ("UNITE/HERE") Local 1 represents approximately 270 employees under a collective bargaining agreement which expires on March 31, 2011. In addition, at some of the properties, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO, the Security Police and Fire Professionals of America, the International Brotherhood of Electronic Workers, the American Maritime Officers Union and the UNITE/HERE Local 10 represent certain of the Company's employees under collective bargaining agreements that expire at various times between May 2012 and September 2016. None of these particular unions represent more than 50 of the Company's employees.

        If the Company fails to maintain operative agreements with the horsemen at a track, it will not be permitted to conduct live racing and export and import simulcasting at that track and OTWs and, in West Virginia, the Company will not be permitted to operate its gaming machines and table games unless the state intervenes or changes the statute. In addition, the Company's simulcasting agreements are subject to the horsemen's approval. If the Company fails to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on its business, financial condition and results of operations. Except for the closure of the facilities at Penn National Race Course and its OTWs from February 16, 1999 to March 24, 1999 due to a horsemen's strike, and a few days at other times and locations, the Company has been able to maintain the necessary agreements. There can be no assurance that the Company will be able to maintain the required agreements.

New Jersey Joint Venture

        On January 28, 1999, the Company, along with its joint venture partner, Greenwood Limited Jersey, Inc. ("Greenwood"), purchased certain assets and assumed certain liabilities of Freehold Racing Association, Garden State Racetrack and related entities, in a transaction accounted for as a purchase transaction.

        In 1999, the Company made an $11.3 million loan to the joint venture and an equity investment of $0.3 million. In 2008, the balance of the loan was increased by $0.5 million to $11.8 million to substitute a payment of interest on the loan. The loan is evidenced by a subordinated secured note, which is included in investment in and advances to unconsolidated affiliates within the consolidated balance sheets at December 31, 2010 and 2009. The $11.3 million portion of the note bears interest at prime plus 2.25% or a minimum of 10.00% (at December 31, 2010, the interest rate was 10.00%). The $0.5 million portion of the note bears interest at the lesser of prime plus 2.00% or the 30-day LIBOR plus 3.00% (at December 31, 2010, the interest rate was 3.26%).

        The joint venture, through Freehold Racing Association, was part of a multi-employer pension plan. For collectively bargained, multi-employer pension plans, contributions were made in accordance with negotiated labor contracts and generally were based on days worked. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980, the joint venture may, under certain circumstances, become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. In June 2006, Freehold Racing Association withdrew from the multi-employer pension plan, and thereby became subject to payment of a withdrawal liability to the multi-employer pension plan. In January 2008, Freehold Racing Association was informed that the multi-employer pension plan experienced a mass withdrawal termination as of December 25, 2007. In November 2009, Freehold Racing Association received notice and demand for payment of the reallocation component of the joint venture withdrawal liability. The reallocation liability was calculated to be $5.1 million as of the date of withdrawal. Freehold Racing Association's obligation will continue until 2055 or such time that it is notified that the obligation has been satisfied. At December 31, 2010, the joint venture withdrawal liability was approximately $3.6 million for Freehold Racing Association.

        The Company and Greenwood entered into a Debt Service Maintenance Agreement with a bank in which each joint venture partner has guaranteed up to 50% of a $23.0 million term loan to the joint venture. The Debt Service Maintenance Agreement remains in effect for the life of the loan and was due to expire on September 30, 2009. In 2008, the joint venture borrowed an additional $1.75 million and the maturity date of the term loan was extended to September 30, 2013. In 2009, certain terms and conditions of the agreement were amended, including the interest rates to be applied and the payment schedule. At December 31, 2010, the outstanding balance on the loan to the joint venture amounted to

$6.6 million, of which the Company's obligation under its guarantee of the term loan was limited to approximately $3.3 million. The Company's 50% share is included within loss from unconsolidated affiliates on the Consolidated Statement of Operations.

14.    Income Taxes

        Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

        The components of the Company's deferred tax assets and liabilities are as follows:

Year ended December 31,	2010	2009
	(in thousands)
Deferred tax assets:
Stock-based compensation expense	$31,836	$26,499
Accrued expenses	40,355	26,092
Deferred tax assets resulting from unrecognized tax benefits	10,371	11,682
State net operating losses	6,978	7,404
Accumulated other comprehensive loss	5,238	14,916

Gross deferred tax assets	94,778	86,593
Less valuation allowance	(3,166)	(4,268)

Net deferred tax assets	91,612	82,325

Deferred tax liabilities:
Property, plant and equipment	(105,751)	(86,334)
Intangibles	(95,227)	(99,479)

Net deferred tax liabilities	(200,978)	(185,813)

Net:	$(109,366)	$(103,488)

Reflected on consolidated balance sheets:
Current deferred tax assets, net	$25,206	$23,619
Noncurrent deferred tax liabilities, net	(134,572)	(127,107)

Net deferred taxes	$(109,366)	$(103,488)

        For income tax reporting, the Company has gross state net operating loss carryforwards aggregating approximately $156.2 million available to reduce future state income taxes primarily for the Commonwealth of Pennsylvania and the States of Mississippi, Colorado and Maryland as of December 31, 2010. The tax benefit associated with these net operating loss carryforwards is approximately $7.0 million. Due to state tax statutes on annual net operating loss utilization limits, the availability of gaming tax credits and income and loss projections in the applicable jurisdictions, a $3.2 million valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all the carryforwards will expire at various dates from December 31, 2011 to December 31, 2030.

        In addition, certain subsidiaries have accumulated gross state net operating loss carryforwards aggregating approximately $711.7 million for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits as of December 31, 2010 attributable to these net operating losses was approximately $45.5 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of December 31, 2010. In the event of any benefit from realization of these net operating losses, $8.9 million would be treated as an increase to equity, and the remainder would be treated as a reduction of tax expense. If not used, substantially all the carryforwards will expire at various dates from December 31, 2011 to December 31, 2030.

        The provision/(benefit) for income taxes charged to operations for the years ended December 31, 2010, 2009 and 2008 was as follows:

Year ended December 31,	2010	2009	2008
	(in thousands)
Current tax expense
Federal	$55,008	$65,941	$157,043
State	11,630	20,232	35,461
Foreign	1,744	(233)	4,332

Total current	68,382	85,940	196,836

Deferred tax (benefit) expense
Federal	(4,996)	(112,072)	(78,895)
State	2,792	(34,336)	(12,203)

Total deferred	(2,204)	(146,408)	(91,098)

Total provision/(benefit)	$66,178	$(60,468)	$105,738

        The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2010, 2009 and 2008:

Year ended December 31,	2010	2009	2008
Percent of pretax income
Federal taxes	35.0%	35.0%	35.0%
State and local income taxes	197.1%	3.3%	(32.0)%
Permanent differences	1263.1%	(20.5)%	(217.9)%
Foreign	16.1%	0.4%	(7.5)%
Other miscellaneous items	(46.5)%	0.2%	0.2%

	1464.8%	18.4%	(222.2)%

Year ended December 31,	2010	2009	2008
	(in thousands)
Amount based upon pretax income
Federal taxes	$1,581	$(114,758)	$(16,655)
State and local income taxes	8,905	(10,671)	15,229
Permanent differences	57,058	67,166	103,707
Foreign	729	(1,291)	3,587
Other miscellaneous items	(2,095)	(914)	(130)

	$66,178	$(60,468)	$105,738

        A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2009	$68,632
Additions based on current year positions	4,614
Additions based on prior year positions	9,333
Decreases due to settlements and/or reduction in liabilities	(45,848)
Currency translation adjustments	9,971

Balance at December 31, 2009	46,702
Additions based on current year positions	5,712
Reductions based on prior year positions	(1,749)
Decreases due to settlements and/or reduction in liabilities	(16,436)
Currency translation adjustments	2,617

Balance at December 31, 2010	$36,846

        Included in the liability for unrecognized tax benefits at December 31, 2009 was $9.5 million of tax positions that are indemnified by a third party. The indemnification stems from a transaction the Company completed in 2001 with The Continental Companies ("Continental") and CHC International, Inc. (the "Seller") whereby the Company acquired Casino Rouge in Baton Rouge, Louisiana and the management contract for Casino Rama in Orillia, Ontario, Canada. As part of the acquisition, Continental and the Company entered into an Indemnification Agreement whereby Continental indemnified the Company for any tax liabilities to arise subsequent to the acquisition for taxation years which Continental was the owner. The Canada Revenue Agency ("CRA") proposed a reassessment of CHC Canada in respect to its 1996 through 2000 taxation years. The Company and Seller disagreed with the CRA's position, and the matter was placed in Competent Authority in 2004.

        On May 20, 2009, the Company was notified by the Competent Authority Services Division of the CRA that the CRA and the U.S. Competent Authority ("IRS") negotiated a settlement regarding the years under assessment from the CRA. According to the terms of the agreement, the CRA had agreed to reduce their original disallowance of management fees charged by the Company's indirect U.S. subsidiary CRC Holdings, Inc. to CHC Casinos Canada Limited from CND$54,472,752 to CND$13,556,919 in exchange for the IRS granting relief by allowing CRC Holdings-US to decrease its income by $9,130,658 (or CND$13,556,919) and repay the $9,130,658 to CHC Casinos Canada Limited free of any U.S. withholding taxes.

        On November 27, 2009, the Company received from the CRA Notice of Reassessments ("Notice") for the taxation years covered under the Component Authority settlement. In accordance with the terms of the Notice, the Company paid CND$8.5 million on December 16, 2009. Based upon the calculations within the Notice, the Company recalculated its pre-acquisition provincial liability/indemnification receivable.

        On March 1, 2010, the Company received from the Ontario's Ministry of Revenue Notices of Reassessments ("Notices) for the taxation years 1996-2000. In accordance with the terms of the Notices, the Company paid CND$4.9 million on March 26, 2010. On May 17, 2010, the Company received from the Ontario's Ministry of Revenue a Notice of Reassessment for the short taxation year ended April 27, 2001. In accordance with the terms of the Notice of Reassessment dated May 17, 2010, the Company paid CND$395,767. In addition, the Company had filed formal requests for interest relief to the CRA and the Ontario Ministry of Revenue in conjunction with the reassessments received and paid for the taxation years covered and settled under the Competent Authority and in 2010 the Company was granted $1.6 million and $0.9 million of interest relief from the CRA and Ministry of

Revenue, respectfully. Currently the $1.6 million of interest relief granted to the Company by the CRA is held on account with the CRA pending resolution of the CRA's examination of the Company's 2001-2006 taxation years.

        In October 2010, the Company reached a tentative agreement to settle its indemnification claim with Continental for $5.3 million and the Company wrote down its indemnification receivable by $2.9 million to match the settlement amount.

        For the taxation years after April 27, 2001, where the Company has no indemnification, it has included in the liability for unrecognized tax benefits $1.0 million of tax reserves and reversed $2.8 million of previously accrued interest and penalties. Included within the above mentioned amounts are reversals of $5.3 million of tax reserves and $3.1 million of accrued interest and penalties previously recorded due to CHC Canada's 2002 taxation year becoming statue barred for federal purposes in Canada. Overall, the Company recorded a net tax benefit of $1.8 million in connection with its foreign uncertain tax positions.

        Included in the liability for unrecognized tax benefits at December 31, 2010 and 2009 were $2.6 million and $10.0 million, respectively, of currency translation adjustments for foreign currency tax positions.

        In 2010, the Commonwealth of Pennsylvania officially closed its tax litigation case against one of the Company's direct subsidiaries. Based upon the executed "Stipulation of Judgment" that was submitted in the Commonwealth Court of Pennsylvania, the Company no longer views this matter as an uncertain tax position. Also, during the course of a year certain "open" tax years for federal and state income tax may become statutorily close due to the statute of limitation term expiring. In cases where the Company has recorded an unrecognized tax benefit associated with a filing position taken in a year that has subsequently closed, the Company is required to reverse all previously recorded tax reserves, interest and penalties. For 2010, the Company reversed $7.0 million of tax reserves and reversed $2.0 million of previously accrued interest for uncertain tax positions that have settled and/or closed. In addition, it has included in the liability for unrecognized tax benefits associated with its domestic uncertain tax positions $3.5 million of additional tax reserves and $1.0 million of accrued interest. Overall, the Company recorded a net tax benefit of $3.1 million in connection with its domestic uncertain tax positions.

        Included in the liability for unrecognized tax benefits at December 31, 2010 and 2009 were $32.9 million and $37.2 million, respectively, of tax positions that, if reversed, would affect the effective tax rate.

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

        During the years ended December 31, 2010 and 2009, the Company recognized approximately $1.0 million and $2.7 million, respectively, of interest and penalties, net of deferred taxes. In addition, due to settlements and/or reductions in previously recorded liabilities on uncertain tax positions, the Company had reductions in previously accrued interest and penalties of $4.4 million, net of deferred taxes. The Company has accrued approximately $21.9 million (gross) for the payment of interest and penalties at December 31, 2010. These accruals were included in noncurrent tax liabilities within the consolidated balance sheet at December 31, 2010.

        The Company is currently in various stages of the examination process in connection with our open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months.

        As of December 31, 2010, the Company is subject to U.S. Federal income tax examinations for the tax years 2007, 2008 and 2009. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

        Included in prepaid expenses were prepaid income taxes of $42.4 million and $40.3 million at December 31, 2010 and December 31, 2009, respectively.

15.   Shareholders' Equity

Repurchase of Common Stock

        The repurchase of up to $200 million of the Company's Common Stock over the twenty-four month period ending July 2010 was authorized by the Company's Board of Directors in June 2008. On June 9, 2010, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's Common Stock effective immediately and continuing until the Annual Meeting of Shareholders in 2011, unless otherwise extended or shortened by the Board of Directors. This new repurchase program replaces the program authorized by the Board of Directors in June 2008. During the year ended December 31, 2010, the Company repurchased 1,526,400 shares of its Common Stock in open market transactions for approximately $35.9 million at an average price of $23.49 per share. The Company did not repurchase any shares of its Common Stock in 2009. During the year ended December 31, 2008, the Company repurchased 8,934,984 shares of its Common Stock in open market transactions for approximately $152.6 million, at an average price of $17.05.

Issuance of the $1.25 billion, Zero Coupon Preferred Equity Investment

        On July 3, 2008, the Company entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, the Company agreed to receive a total of $1.475 billion, consisting of the Cash Termination Fee and the Investment. On October 30, 2008, the Company closed the sale of the Investment and issued 12,500 shares of Preferred Stock. During the year ended December 31, 2010, the Company repurchased 225 shares of Preferred Stock for $11.2 million.

        The Investment is generally non-voting, but possesses voting rights with respect to certain extraordinary events. The Investment is entitled to vote with the Common Stock on an as-converted basis with respect to any change-in-control or other significant transaction if the consideration to be paid to shareholders is less than $45 per share (which amount is subject to adjustment in certain circumstances). In addition, the approval of holders of a majority of the Investment shares is required to authorize (i) special dividends to security holders of the Company; (ii) issuance by the Company of equity securities senior to or on a parity with the Investment; (iii) stock repurchases, including but not limited to, by means of a tender offer which is funded by an asset sale outside the ordinary course (other than repurchases in the open market and repurchases by tender offer at not greater than a 20% premium); and (iv) certain other amendments to the terms of the Investment. At December 31, 2010, the Investment had an aggregate liquidation preference equal to $1.23 billion, the aggregate purchase price paid for the Investment shares (the "Purchase Price"), subject to certain adjustments. In addition, the Investment terms provide that the Investment participates in any dividends paid on the Common Stock. To the extent that the Company pays a special dividend, such special dividend will reduce the amount to be paid to the holders of the Investment upon a liquidation or redemption.

        The Company is required to redeem, for either cash or common shares at the Company's election, all of the outstanding shares of the Investment on June 30, 2015, unless a change-in-control transaction in which all holders of shares of the Common Stock receive consideration in the transaction has occurred prior to that time. In the event of such a change-in-control transaction, the holders of the Investment will receive cash and/or other consideration in such transaction (the same consideration as the holders of Common Stock receive) with a value equal to the net present value of the Purchase Price, subject to increase or decrease in the event that the value of the consideration paid to the holders of the Common Stock is greater than $67 per share or less than $45 per share, respectively, which thresholds are subject to adjustment in certain circumstances.

        The redemption price to be paid to the holders of the Investment on June 30, 2015 is equal to the Purchase Price, subject to increase or decrease in the event that the average trading price of the Common Stock (measured over the 20 consecutive trading days prior to May 26, 2015) is greater than $67 per share or less than $45 per share, respectively. There is no coupon payable with respect to the Investment. The Company shall redeem all of the Investment for cash, provided the Company may elect on or prior to June 1, 2015 to pay all or part of the redemption price in shares of the Common Stock. At December 31, 2010, the redemption price was $958.8 million (27.3 million shares of Common Stock if the Company elected to redeem through the issuance of Common Stock).

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

16.   Noncontrolling Interests

        In November 2009, the Company entered into a Funding and Option Agreement with Lakes Entertainment, Inc. ("Lakes"), permitting Lakes to invest up to a 10% equity interest in each of the Company's proposed facilities in Columbus and Toledo, Ohio.

        During the year ended December 31, 2010, Lakes made no contribution to the Company towards the proposed facilities, and its portion of the net loss for the proposed facilities was $2.2 million. During the year ended December 31, 2009, Lakes contributed $1.9 million to the Company towards the proposed facilities, and its portion of the net loss for the proposed facilities was $2.5 million.

        On July 16, 2010, the Company paid $25 million to Lakes to terminate the agreement. In exchange for this payment, Lakes agreed to relinquish all of its rights, title and interests held in connection with these two projects. In accordance with ASC 810, "Consolidation," the Company accounted for this change in ownership interest as an adjustment through equity attributable to the parent. Therefore, the Company recorded the $25 million payment and the cumulative $2.8 million loss attributable to noncontrolling interests from previous periods to additional paid in capital.

17.   Stock-Based Compensation

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

        On August 20, 2008, the Company's Board of Directors adopted and approved the 2008 Long Term Incentive Compensation Plan (the "2008 Plan"). On November 12, 2008, the Company's shareholders approved the 2008 Plan. The 2008 Plan permits the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights, restricted stock, phantom stock units and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. The aggregate number of shares of Common Stock that may be issued under the 2008 Plan shall not exceed 6,900,000. Awards of stock options and stock appreciation rights will be counted against the 6,900,000 limit as one share of Common Stock for each share granted. However, each share awarded in the form of restricted stock, or any other full value stock award, will be counted as issuing 2.16 shares of Common Stock for purposes of determining the number of shares available for issuance under the plan. Any awards that are not settled in shares of Common Stock shall not count against this limit. At December 31, 2010, there were 2,280,503 options available for future grants under the 2008 Plan.

        Stock options that expire between January 29, 2011 and September 11, 2018 have been granted to officers, directors and employees to purchase Common Stock at prices ranging from $7.95 to $61.82 per share. All options were granted at the fair market value of the Common Stock on the date the options were granted. The Company issues new authorized common shares to satisfy stock option exercises as well as restricted stock lapses.

        The following table contains information on stock options issued under the plans for the three-year period ended December 31, 2010:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2007	7,249,905	$27.58	4.87	$231,837
Granted	1,834,000	29.56
Exercised	(203,202)	11.80
Canceled	(76,125)	37.00

Outstanding at December 31, 2008	8,804,578	$28.27	6.30	$17,677
Granted	1,849,375	22.32
Exercised	(491,078)	11.06
Canceled	(196,750)	32.27

Outstanding at December 31, 2009	9,966,125	$27.83	5.67	$33,038
Granted	1,868,500	27.19
Exercised	(823,056)	13.96
Canceled	(177,125)	28.84

Outstanding at December 31, 2010	10,834,444	$28.75	5.16	$76,807

        Included in the above are Common Stock options that were issued in 2003 to the Company's Chairman outside of the 1994 Plan and the 2003 Plan. These options were issued at $7.95 per share, and are exercisable through February 6, 2013. At December 31, 2010 and 2009, the number of these Common Stock options that were outstanding was 23,750. On December 31, 2008, the Company modified the expiration date of certain of its stock options from the seventh anniversary of the date of grant to the tenth anniversary of the date of grant. This modification resulted in additional compensation costs related to stock-based compensation of $2.3 million pre-tax ($1.6 million after-tax) for the year ended December 31, 2008.

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 were $12.92, $8.91 and $10.57, respectively.

Exercisable at December 31,	Number of Option Shares	Weighted-Average Exercise Price
2010	6,586,882	$29.85
2009	5,872,151	27.41
2008	4,608,441	23.60

        The aggregate intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $15.1 million, $8.4 million and $4.1 million, respectively.

        At December 31, 2010, there were 6,586,882 shares that were exercisable, with a weighted-average exercise price of $29.85, a weighted-average remaining contractual term of 4.62 years, and an aggregate intrinsic value of $41 million.

        The following table summarizes information about stock options outstanding at December 31, 2010:

	Exercise Price Range			Total
Outstanding options	$7.95 to $27.19	$27.35 to $29.87	$30.61 to $61.82	$7.95 to $61.82
Number outstanding	4,197,535	3,654,005	2,982,904	10,834,444
Weighted-average remaining contractual life (years)	4.92	5.44	5.14	5.16
Weighted-average exercise price	$22.13	$29.47	$37.19	$28.75
Exercisable options
Number outstanding	1,176,285	2,771,380	2,639,217	6,586,882
Weighted-average exercise price	$15.59	$29.40	$36.68	$29.85

        The following table contains information on restricted stock awards issued under the plans for the three-year period ended December 31, 2010:

Number of Award Shares
Outstanding at December 31, 2007	380,000
Awarded	—
Released	—
Canceled	—

Outstanding at December 31, 2008	380,000
Awarded	332,690
Released	(160,000)
Canceled	—

Outstanding at December 31, 2009	552,690
Awarded	165,110
Released	(203,734)
Canceled	(20,000)

Outstanding at December 31, 2010	494,066

        Compensation costs related to stock-based compensation for the years ended December 31, 2010, 2009 and 2008 totaled $26 million pre-tax ($19.1 million after-tax), $28.4 million pre-tax ($20.9 million after-tax) and $26.9 million pre-tax ($19.8 million after-tax), respectively, and are included within the consolidated statements of operations under general and administrative expense.

        At December 31, 2010 and 2009, the total compensation cost related to nonvested awards not yet recognized equaled $37.2 million and $39.5 million, respectively, including $30.1 million and $31.2 million for stock options, respectively, and $7.1 million and $8.3 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

        In October 2010, the Company granted 209,070 cash-settled phantom stock unit awards which vest over a period of five years. Cash-settled phantom stock unit awards entitle employees to receive cash based on the fair value of the Company's Common Stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are remeasured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30 "Compensation—Stock Compensation, Awards Classified as Liabilities." As of December 31, 2010, there was $6.9 million of total unrecognized compensation cost that will be recognized over the grants remaining vesting period. For the year ended December 31, 2010, the Company recognized $0.4 million of compensation expense associated with these awards.

18.   Segment Information

        In accordance with ASC 280, the Company views each property as an operating segment, and aggregates all of its properties into one reportable segment, as the Company believes that they are economically similar, offer similar types of products and services, cater to the same types of customers and are similarly regulated.

19.   Summarized Quarterly Data (Unaudited)

        The following table summarizes the quarterly results of operations for the years ended December 31, 2010 and 2009:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2010
Net revenues	$592,323	$598,311	$638,256	$630,221
Income (loss) from operations	92,351	51,711	110,462	(101,298)
Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	36,164	9,156	48,345	(153,132)
Earnings (loss) per common share attributable to the shareholders of Penn National Gaming, Inc. and shareholders:
Basic earnings (loss) per common share	0.37	0.09	0.51	(1.97)
Diluted earnings (loss) per common share	0.34	0.09	0.46	(1.97)
2009
Net revenues	$612,226	$580,817	$620,426	$555,806
Income (loss) from operations	100,835	76,705	87,404	(459,542)
Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	40,661	28,480	21,351	(355,440)
Earnings (loss) per common share attributable to the shareholders of Penn National Gaming, Inc. and shareholders:
Basic earnings (loss) per common share	0.42	0.29	0.22	(4.54)
Diluted earnings (loss) per common share	0.38	0.27	0.20	(4.54)

        As a result of decreased earning projections resulting from an anticipated increase in competition from the scheduled opening of a casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, the Company recorded a pre-tax goodwill impairment charge of $144.6 million ($144.6 million, net of taxes) at Hollywood Casino Aurora and $44.2 million ($28.4 million, net of taxes) at Hollywood Casino Joliet, respectively, during the fourth quarter of 2010. Additionally during the fourth quarter of 2010, the Company wrote-down the remaining value of the Argosy trademark intangible asset of $4.4 million ($2.8 million, net of taxes) due to management's strategy to transition Argosy properties to the Hollywood Casino brand.

        In addition, in conjunction with the voters determining that the Company's casino in Columbus, Ohio will be located at the site of the former Delphi Automotive plant along Columbus's West Side, rather than the original site in the Arena District, the Company recorded a pre-tax impairment charge of $30.5 million ($19.6 million, net of taxes) during the second quarter of 2010 for the parcel of land that the Company purchased in Columbus's Arena District.

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

20.   Related Party Transactions

        The Company currently leases 45,917 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of its Chairman and Chief Executive Officer. Rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to $0.9 million, $0.9 million and $0.8 million, respectively. The leases for the office space expire in March 2012, May 2012 and May 2013, and the lease for the warehouse space expires in July 2013. The future minimum lease commitments relating to these leases at December 31, 2010 equaled $1.5 million. The Company also paid $0.7 million in construction costs to these same affiliates for the year ended December 31, 2008.

21.   Subsidiary Guarantors

        Under the terms of the senior secured credit facility, many of Penn's subsidiaries are guarantors under the agreement. Each of the subsidiary guarantors is directly or indirectly 100% owned by Penn. In addition, the guarantees provided by such subsidiaries under the terms of the senior secured credit facility are full and unconditional, joint and several. There are no significant restrictions within the senior secured credit facility on the Company's ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn's ability to obtain funds from its subsidiaries.

        Summarized financial information for the years ended December 31, 2010, 2009 and 2008 for Penn, the subsidiary guarantors of the senior secured credit facility and the subsidiary non-guarantors is presented below.

        The Company's $250 million 6 3/4% senior subordinated notes and $325 million 8 3/4% senior subordinated notes are not guaranteed by the Company's subsidiaries.

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Senior Secured Credit Facility
At December 31, 2010
Condensed Consolidating Balance Sheet
Total current assets	$31,422	$261,768	$131,204	$41,559	$465,953
Property and equipment, net	15,328	1,775,913	174,533	—	1,965,774
Total other assets	3,848,412	5,042,516	167,466	(7,027,242)	2,031,152

Total assets	$3,895,162	$7,080,197	$473,203	$(6,985,683)	$4,462,879

Total current liabilities	$355,018	$293,588	$1,370	$41,553	$691,529
Total long-term liabilities	1,762,379	3,159,736	45,024	(2,973,555)	1,993,584
Total shareholders' equity	1,777,765	3,626,873	426,809	(4,053,681)	1,777,766

Total liabilities and shareholders' equity	$3,895,162	$7,080,197	$473,203	$(6,985,683)	$4,462,879

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2010
Condensed Consolidating Statement of Operations
Net revenues	$—	$2,397,828	$61,283	$—	$2,459,111
Total operating expenses	90,883	2,116,370	98,632	—	2,305,885

(Loss) income from operations	(90,883)	281,458	(37,349)	—	153,226
Other income (expenses)	76,484	(198,888)	(26,304)	—	(148,708)

(Loss) income from operations before income taxes	(14,399)	82,570	(63,653)	—	4,518
Taxes on income	(37,012)	128,665	(25,475)	—	66,178

Net income (loss) including noncontrolling interests	22,613	(46,095)	(38,178)	—	(61,660)
Less: Net loss attributable to noncontrolling interests	—	—	(2,193)	—	(2,193)

Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$22,613	$(46,095)	$(35,985)	$—	$(59,467)

Year Ended December 31, 2010
Condensed Consolidating Statement of Cash Flows
Net cash provided by (used in) operating activities	$197,525	$510,889	$(215,236)	$—	$493,178
Net cash used in investing activities	(3,574)	(494,367)	(238,817)	—	(736,758)
Net cash used in financing activities	(194,060)	(4,049)	(25,044)	—	(223,153)

Net (decrease) increase in cash and cash equivalents	(109)	12,473	(479,097)	—	(466,733)
Cash and cash equivalents at beginning of year	6,385	145,519	561,214	—	713,118

Cash and cash equivalents at end of year	$6,276	$157,992	$82,117	$—	$246,385

Senior Secured Credit Facility
At December 31, 2009
Condensed Consolidating Balance Sheet
Total current assets	$69,290	$243,073	$576,563	$39,945	$928,871
Property and equipment, net	23,273	1,774,157	40,074	—	1,837,504
Total other assets	4,037,883	5,109,436	257,635	(7,458,713)	1,946,241

Total assets	$4,130,446	$7,126,666	$874,272	$(7,418,768)	$4,712,616

Total current liabilities	$83,294	$285,926	$21,106	$39,930	$430,256
Total long-term liabilities	2,194,508	3,221,642	61,739	(3,047,605)	2,430,284
Total shareholders' equity	1,852,644	3,619,098	791,427	(4,411,093)	1,852,076

Total liabilities and shareholders' equity	$4,130,446	$7,126,666	$874,272	$(7,418,768)	$4,712,616

Year Ended December 31, 2009
Condensed Consolidating Statement of Operations
Net revenues	$—	$2,339,014	$30,261	$—	$2,369,275
Total operating expenses	83,823	2,424,420	55,630	—	2,563,873

Loss from operations	(83,823)	(85,406)	(25,369)	—	(194,598)
Other income (expenses)	66,227	(211,391)	11,881	—	(133,283)

Loss from operations before income taxes	(17,596)	(296,797)	(13,488)	—	(327,881)
Taxes on income	(40,838)	(24,896)	5,266	—	(60,468)

Net income (loss) including noncontrolling interests	23,242	(271,901)	(18,754)	—	(267,413)
Less: Net loss attributable to noncontrolling interests	—	—	(2,465)	—	(2,465)

Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$23,242	$(271,901)	$(16,289)	$—	$(264,948)

	Penn	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2009
Condensed Consolidating Statement of Cash Flows
Net cash provided by (used in) operating activities	$101,367	$241,677	$(4,798)	$—	$338,246
Net cash used in investing activities	(1,877)	(236,242)	(24,540)	—	(262,659)
Net cash used in financing activities	(95,565)	(2,020)	(11,162)	—	(108,747)

Net increase (decrease) in cash and cash equivalents	3,925	3,415	(40,500)	—	(33,160)
Cash and cash equivalents at beginning of year	2,460	142,104	601,714	—	746,278

Cash and cash equivalents at end of year	$6,385	$145,519	$561,214	$—	$713,118

Senior Secured Credit Facility
At December 31, 2008
Condensed Consolidating Balance Sheet
Total current assets	$40,598	$235,862	$614,787	$15,056	$906,303
Property and equipment, net	17,707	1,781,982	12,442	—	1,812,131
Total other assets	4,351,845	2,351,302	262,923	(4,494,828)	2,471,242

Total assets	$4,410,150	$4,369,146	$890,152	$(4,479,772)	$5,189,676

Total current liabilities	$105,147	$332,812	$17,468	$15,059	$470,486
Total long-term liabilities	2,247,736	3,667,014	97,151	(3,349,984)	2,661,917
Total shareholders' equity	2,057,267	369,320	775,533	(1,144,847)	2,057,273

Total liabilities and shareholders' equity	$4,410,150	$4,369,146	$890,152	$(4,479,772)	$5,189,676

Year Ended December 31, 2008
Condensed Consolidating Statement of Operations
Net revenues	$—	$2,387,358	$35,695	$—	$2,423,053
Total operating expenses	94,925	2,352,864	61,705	—	2,509,494

(Loss) income from operations	(94,925)	34,494	(26,010)	—	(86,441)
Other income (expenses)	239,920	(198,845)	(2,219)	—	38,856

Income (loss) from operations before income taxes	144,995	(164,351)	(28,229)	—	(47,585)
Taxes on income	38,851	66,563	324	—	105,738

Net income (loss)	$106,144	$(230,914)	$(28,553)	$—	$(153,323)

Year Ended December 31, 2008
Condensed Consolidating Statement of Cash Flows
Net cash (used in) provided by operating activities	$(544,759)	$360,012	$605,210	$—	$420,463
Net cash used in investing activities	(2,085)	(388,361)	(1,052)	—	(391,498)
Net cash provided by (used in) financing activities	552,233	(2,292)	(7,000)	—	542,941

Net increase (decrease) in cash and cash equivalents	5,389	(30,641)	597,158	—	571,906
Cash and cash equivalents at beginning of year	(2,929)	172,745	4,556	—	174,372

Cash and cash equivalents at end of year	$2,460	$142,104	$601,714	$—	$746,278

22.    Fair Value Measurements

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

  •
  Level 3: Unobservable inputs that reflect the reporting entity's own assumptions, as there is little, if any, related market activity.

        The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

        The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at December 31, 2010 and 2009 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010 Total
Assets:
Investment in corporate debt securities	Other assets	$5,828	$—	$—	$5,828
Liabilities:
Interest rate swap contracts	Accrued interest	—	16,746	—	16,746

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009 Total
Assets:
Investment in corporate debt securities	Other assets	$4,550	$—	$—	$4,550
Liabilities:
Interest rate swap contracts	Accrued interest	—	43,925	—	43,925

        During the fourth quarter of 2010, the issuer of the corporate debt security went into default on its obligations as it ceased making interest payments and the security was downgraded by certain rating agencies. As a result, during the year ended December 31, 2010, the Company recorded a pre-tax charge of $0.3 million, which is included in other income (expenses) within the consolidated statements of operations, to write down the investment to its fair value, which was based on the transaction prices of the security subsequent to when the issuer defaulted on its obligations. The Company will continue to account for this security as an available for sale investment and will monitor its realizability in future periods.

        The valuation technique used to measure the fair value of the investment in corporate debt securities and interest rate swap contracts was the market approach. See Note 4 for a description of the inputs used in calculating the fair value measurements of investment in corporate debt securities and interest rate swap contracts. Although the Company has determined that the majority of the inputs used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010 and 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap contracts and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap contracts are classified in Level 2 of the fair value hierarchy.

        Certain long-lived assets are measured at fair value on a non-recurring basis and are not included in the previous tables. The amounts below represent the assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2010 and 2009 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010 Total	Total Reduction in Fair Value Recorded at December 31, 2010
Assets:
Goodwill	Goodwill	$—	$—	$235,924	$235,924	$(188,855)
Indefinite-life intangible assets	Other intangible assets	—	—	—	—	(4,351)
Long-lived assets	Other assets	—	17,310	—	17,310	(31,503)

						$(224,709)

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009 Total	Total Reduction in Fair Value Recorded at December 31, 2009
Assets:
Goodwill	Goodwill	$—	$—	$312,491	$312,491	$(213,260)
Indefinite-life intangible assets	Other intangible assets	—	—	51,583	51,583	(307,228)
Long-lived assets	Other assets	—	6,750	—	6,750	(11,889)

						$(532,377)

        For the year ended December 31, 2010, as a result of decreased earning projections resulting from an anticipated increase in competition from the scheduled opening of a casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, the Company recorded a pre-tax goodwill impairment charge of $144.6 million at Hollywood Casino Aurora and $44.2 million at Hollywood Casino Joliet.

        Additionally, during the year ended December 31, 2010, the Company wrote-off the trademark intangible asset associated with the Argosy acquisition for $4.4 million due to management's strategy to transition Argosy properties to the Hollywood Casino brand.

        In addition, in conjunction with the voters determining that the Company's casino in Columbus, Ohio will be located at the site of the former Delphi Automotive plant along Columbus's West Side, the Company recorded a pre-tax impairment charge of $31.3 million for the year ended December 31, 2010 for the parcel of land that the Company purchased in Columbus's Arena District, as the asset was reclassified as held for sale in 2010.

        For the year ended December 31, 2009, as a result of the anticipated impact of gaming expansion in Ohio, the Company recorded a pre-tax goodwill and indefinite-life intangible asset impairment charge of $520.5 million. In addition, in conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, the Company recorded a pre-tax impairment charge of $11.9 million on its replaced vessel for the year ended December 31, 2009. For the year ended December 31, 2010, the Company recorded a charge of $0.2 million on this replaced vessel.

        The valuation technique used to measure the fair value of goodwill, indefinite-life intangible assets and long-lived assets was the market approach. For the land held for sale in Columbus, Ohio, the Company engaged a qualified external real estate appraiser to assist in the valuation, which was based on the sales prices of properties with similar characteristics to the Company's property in the Columbus Arena District. For the replaced vessel at Hollywood Casino Lawrenceburg, the Company determined the fair value with the assistance of a third party valuation which utilized available market information (sales and asking prices) for comparable gaming vessels. See Note 4 for a description of the inputs and the information used to develop the inputs in calculating the fair value measurements of goodwill, indefinite-life intangible assets and long-lived assets.

23.    Hollywood Casino Joliet Fire

        On March 20, 2009, the Company's Hollywood Casino Joliet, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and the Company began construction of a new land-based pavilion. On December 22, 2010, the first phase of the new permanent land-based pavilion was opened to the public.

        At the time of the fire, the Company carried a builders' risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders' risk insurance policy included a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, the Company carried comprehensive business interruption and property damage insurance for the operational components of Hollywood Casino Joliet with an overall limit of $228 million. The operational insurance policy included a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire.

        During the years ended December 31, 2010 and 2009, the Company received $42.0 million and $20.6 million, respectively, in insurance proceeds related to the fire at Hollywood Casino Joliet. In 2010, the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet, and as such, the Company recorded a pre-tax gain of $7.5 million during the year ended December 31, 2010.

        During the year ended December 31, 2009, the Company recorded a $6.1 million pre-tax loss for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under the Company's insurance policies and certain consulting fees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2010, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Penn National Gaming, Inc. and subsidiaries

        We have audited Penn National Gaming, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penn National Gaming, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Penn National Gaming, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Philadelphia, Pennsylvania February 25, 2011

ITEM 9B. OTHER INFORMATION

        None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2011 Annual Meeting of Shareholders (the "2011 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information called for in this item is hereby incorporated by reference to the 2011 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information called for in this item is hereby incorporated by reference to the 2011 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information called for in this item is hereby incorporated by reference to the 2011 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for in this item is hereby incorporated by reference to the 2011 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

Dated: February 25, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011
/s/ WILLIAM J. CLIFFORD William J. Clifford	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	February 25, 2011
/s/ DESIREE A. BURKE Desiree A. Burke	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011
/s/ HAROLD CRAMER Harold Cramer	Director	February 25, 2011
/s/ WESLEY R. EDENS Wesley R. Edens	Director	February 25, 2011
/s/ DAVID A. HANDLER David A. Handler	Director	February 25, 2011
/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	February 25, 2011
/s/ ROBERT P. LEVY Robert P. Levy	Director	February 25, 2011
/s/ BARBARA Z. SHATTUCK Barbara Z. Shattuck	Director	February 25, 2011

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1(a)	Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on November 13, 1996. (Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-3, File #333-63780, dated June 25, 2001).
3.1(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 23, 2001. (Incorporated by reference to Exhibit 3.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).
3.1(d)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on December 28, 2007. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K, filed on January 2, 2008).
3.1(e)	Statement with Respect to Shares of Series B Redeemable Preferred Stock of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 9, 2008. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on July 9, 2008).
3.2	Second Amended and Restated Bylaws of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on November 18, 2008).
4.1	Specimen copy of Common Stock Certificate (Incorporated by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.2	Indenture dated as of December 4, 2003 by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference to Exhibit 4.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
4.3	Form of Penn National Gaming, Inc. 6 7/8% Senior Subordinated Note due 2011. (Included as Exhibit A to Exhibit 4.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
4.4	Form of Supplemental Indenture to be Delivered by Subsequent Guarantors by and among Penn National Gaming, Inc., certain guarantors and U.S. Bank National Association relating to the 6 7/8% Senior Subordinated Notes due 2011. (Included as Exhibit F to Exhibit 4.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
4.5	Indenture dated as of March 9, 2005 by and among Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed March 15, 2005).
4.5(a)	First Supplemental Indenture dated as of July 5, 2005 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 10.37 to the Company's registration statement on Form S-4, filed July 7, 2005 (File #333-125274)).

Exhibit	Description of Exhibit
4.6	Form of Penn National Gaming, Inc. 6 3/4% Senior Subordinated Note due 2015. (Included as Exhibit A to Exhibit 4.5).
4.7	Specimen copy of Series B Redeemable Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
4.8	Investor Rights Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed on July 9, 2008).
4.9	Indenture, dated as of August 14, 2009, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 8 3/4% Senior Subordinated Notes due 2019 (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on August 14, 2009).
4.10	Form of Penn National Gaming, Inc. 8 3/4% Senior Subordinated Notes due 2019 (Included as Exhibit A to Exhibit 4.9)
9.1	Form of Trust Agreement of Peter D. Carlino, Peter M. Carlino, Richard J. Carlino, David E. Carlino, Susan F. Harrington, Anne de Lourdes Irwin, Robert M. Carlino, Stephen P. Carlino and Rosina E. Carlino Gilbert. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.1#	Penn National Gaming, Inc. 1994 Stock Option Plan. (Incorporated by reference to the Company's registration statement on Form S-1, File #33-77758, dated May 26, 1994).
10.2#	Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to Appendix A of the Company's Proxy Statement dated April 22, 2003 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended).
10.3#	Employment Agreement dated April 28, 2010 between Penn National Gaming, Inc. and Peter M. Carlino. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on May 4, 2010).
10.4#	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and William Clifford. (Incorporated by reference to Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.5#	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and Jordan B. Savitch. (Incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.6	Form of Change in Control Payment Acknowledgement and Agreement between Penn National Gaming, Inc. and Certain Executive Officers of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.1 the Company's current report on Form 8-K, filed on January 2, 2008).
10.6(a)	Schedule of executive officers entering into Change in Control Payment Acknowledgement and Agreement. (Incorporated by reference to Exhibit 10.8(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007).
10.7	Consulting Agreement dated August 29, 1994, between Penn National Gaming, Inc. and Peter D. Carlino. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994).
10.8	Amended and Restated Lease dated April 5, 2005 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 8, 2005).

Exhibit	Description of Exhibit
10.9	Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.9(a)	Commencement Agreement, dated May 21, 2002, in connection with Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.9(b)	First Lease Amendment, dated December 4, 2002, to Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.10	Lease dated April 5, 2005 between Wyomissing Professional Center, Inc. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on April 8, 2005).
10.11	Lease dated August 22, 2003 between The Corporate Campus at Spring Ridge 1250, L.P. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.12	Agreement dated April 7, 2006 by and between PNGI Charles Town Gaming Limited Liability Company and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL—CIO. (Incorporated by reference to exhibit 10.1 to the Company's current report on Form 8-K, filed on April 24, 2006).
10.13	Agreement dated February 20, 2009 between PNGI Charles Town Gaming Limited Liability Company and Charles Town HBPA, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.14	Credit Agreement, dated October 3, 2005 by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed October 4, 2005).
10.14(a)	Amendment, dated September 18, 2006, to the Credit Agreement by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on September 21, 2006).

Exhibit	Description of Exhibit
10.14(b)	Second Amendment to Credit Agreement, dated as of September 23, 2009, among Penn National Gaming, Inc., certain of its subsidiaries, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Banc of America Securities LLC and RBS Securities Inc., as co-lead arrangers and co-book running managers, Wells Fargo Bank, National Association and Bank of America, N.A., as syndication agents, the lenders party thereto, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and Collateral Agent under the Credit Agreement (as defined therein), and Wachovia Bank National Association, as L/C Lender under the Credit Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on September 25, 2009).
10.15	Ground Lease dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant. (Incorporated by reference to Exhibit 10.4 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.16	Letter Agreement dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant (relating to Ground Lease). (Incorporated by reference to Exhibit 10.5 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.17	Assignment of Lease and Assumption Agreement dated as of May 31, 1994 between SRCT and STP (relating to Ground Lease). (Incorporated by reference to Exhibit 10.7 of HWCC-Tunica, Inc.'s registration statement on Form S-1, File #33-82182, dated August 1, 1994).
10.18#	Penn National Gaming, Inc. Nonqualified Stock Option granted to Peter M. Carlino, dated February 6, 2003. (Incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
10.19	Ground Lease, dated March 23, 2007, between Skrmetta MS, LLC as Landlord and BTN, Inc., a wholly-owned subsidiary of Penn National Gaming, Inc., as Tenant. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2007).
10.20	Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company, L.P. dated as of April 13, 1994, as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P., dated as of December 28, 1995 (Incorporated by reference to Argosy Gaming Company's annual report on Form 10-K for the fiscal year ended December 31, 1995).
10.20(a)	Second Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated August 20, 1996. (Incorporated by reference to Exhibit 10.23(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.20(b)	Third Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004. (Incorporated by reference to Exhibit 10.2 of Argosy Gaming Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004).
10.21#	Penn National Gaming, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006).
10.22#	Employment Agreement by and between Penn National Gaming, Inc. and Tim Wilmott dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on January 7, 2009).

Exhibit	Description of Exhibit
10.23	Stock Purchase Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 9, 2008).
10.24	Termination and Settlement Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., PNG Acquisition Company Inc., PNG Merger Sub Inc., PNG Holdings LLC, FIG PNG Holdings LLC, Fortress Investment Fund V (Fund A) L.P., Fortress Investment Fund V (Fund D) L.P., Fortress Investment Fund V (Fund E) L.P., Fortress Investment Fund V (Fund B) L.P., Fortress Investment Fund V (Fund C) L.P., Fortress Investment Fund V (Fund F) L.P., CB PNG Holdings LLC, Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P., Centerbridge Capital Partners SBS, L.P., DB Investment Partners, Inc., Wachovia Investment Holdings, LLC, Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Wachovia Capital Markets, LLC, Wachovia Bank, National Association and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on July 9, 2008).
10.25#	Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.32 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.26	Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.33 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.27	Form of Restricted Stock Award for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.32 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009).
10.28#*	Employment Agreement by and between Penn National Gaming, Inc. and Steven T. Snyder dated June 10, 2005.
10.29	Registration Rights Agreement, dated as of August 14, 2009, among Penn National Gaming, Inc. and Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Banc of America Securities LLC and RBS Securities Inc., each for itself and on behalf of each of the other initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on August 14, 2009).
10.30	Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC (Incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed on February 19, 2010).
10.31	Development Agreement dated as of September 8, 2009 by and between the Unified Government of Wyandotte County/Kansas City, Kansas and Kansas Entertainment, LLC (Incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K filed on February 19, 2010).
10.32*	Form of Phantom Stock Unit Award for Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit	Description of Exhibit
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Regulation.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2010 and 2009, (ii) the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.

#
Compensation plans and arrangements for executives and others.

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