Form 10-Q
period 2011-03-31
PENN NATIONAL GAMING INC
filed 2011-05-04
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of April 27, 2011
Common Stock, par value $.01 per share	78,823,600 (includes 435,027 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations. Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to receive, or delays in obtaining, the regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, including favorable resolution of any related litigation; our ability to secure state and local permits and approvals necessary for construction; construction factors, including delays, unexpected remediation costs, local opposition and increased cost of labor and materials; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do business (such as a smoking ban at any of our facilities) or in jurisdictions where we seek to do business; the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the emergence of new competitors; increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to recover proceeds on significant insurance claims; our ability to identify attractive acquisition and development opportunities and to agree to terms with partners for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups; the outcome of pending legal proceedings; changes in accounting standards; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$234,478	$246,385
Receivables, net of allowance for doubtful accounts of $3,838 and $3,332 at March 31, 2011 and December 31, 2010, respectively	41,512	44,463
Prepaid expenses	45,813	72,393
Deferred income taxes	21,624	25,206
Other current assets	77,727	77,506
Total current assets	421,154	465,953
Property and equipment, net	1,974,705	1,965,774
Other assets
Investment in and advances to unconsolidated affiliates	72,006	64,120
Goodwill	1,184,418	1,185,756
Other intangible assets	418,050	415,152
Debt issuance costs, net of accumulated amortization of $48,275 and $45,234 at March 31, 2011 and December 31, 2010, respectively	24,701	27,742
Loan receivable	230,500	230,500
Other assets	109,253	107,882
Total other assets	2,038,928	2,031,152
Total assets	$4,434,787	$4,462,879

Liabilities
Current liabilities
Current maturities of long-term debt	$745,680	$357,927
Accounts payable	14,174	17,312
Accrued expenses	73,806	101,447
Accrued interest	18,757	36,597
Accrued salaries and wages	56,029	73,432
Gaming, pari-mutuel, property, and other taxes	41,243	46,449
Insurance financing	8,130	11,602
Other current liabilities	52,267	46,763
Total current liabilities	1,010,086	691,529

Long-term liabilities
Long-term debt, net of current maturities	1,389,458	1,813,196
Deferred income taxes	141,562	134,572
Noncurrent tax liabilities	36,634	36,846
Other noncurrent liabilities	8,970	8,970
Total long-term liabilities	1,576,624	1,993,584

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,275 shares issued and outstanding at March 31, 2011 and December 31, 2010)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,595,745 and 78,414,022 shares issued at March 31, 2011 and December 31, 2010, respectively)	781	779
Additional paid-in capital	1,458,052	1,446,932
Retained earnings	392,512	337,940
Accumulated other comprehensive loss	(3,268)	(7,885)
Total shareholders’ equity	1,848,077	1,777,766
Total liabilities and shareholders’ equity	$4,434,787	$4,462,879

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues
Gaming	$609,111	$543,373
Food, beverage and other	85,289	80,432
Management service fee	3,317	3,194
Revenues	697,717	626,999
Less promotional allowances	(30,694)	(34,676)
Net revenues	667,023	592,323

Operating expenses
Gaming	320,756	290,861
Food, beverage and other	68,592	63,220
General and administrative	103,476	94,516
Depreciation and amortization	53,158	51,180
Impairment losses	—	136
Hollywood Casino Joliet fire (gain) loss	(1,694)	59
Total operating expenses	544,288	499,972
Income from operations	122,735	92,351

Other income (expenses)
Interest expense	(29,026)	(34,292)
Interest income	53	730
Loss from unconsolidated affiliates	(2,354)	(1,412)
Other	(1,643)	(1,321)
Total other expenses	(32,970)	(36,295)

Income from operations before income taxes	89,765	56,056
Taxes on income	38,237	19,901
Net income including noncontrolling interests	51,528	36,155
Less: Net loss attributable to noncontrolling interests	—	(9)
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$51,528	$36,164

Earnings per common share attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Basic earnings per common share	$0.53	$0.37
Diluted earnings per common share	$0.48	$0.34

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except share data) (unaudited)

	Penn National Gaming, Inc. shareholders
					Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity	Income (Loss)
Balance, December 31, 2009	12,500	$—	78,972,256	$786	$1,480,476	$397,407	$(26,028)	$(565)	$1,852,076
Repurchase of preferred stock	(225)	—	—	—	(11,200)	—	—	—	(11,200)	$—
Stock option activity, including tax expense of $660	—	—	65,444	1	4,881	—	—	—	4,882	—
Restricted stock activity	—	—	165,110	—	1,996	—	—	—	1,996	—
Change in fair value of interest rate swap contracts, net of income taxes of $1,369	—	—	—	—	—	—	1,987	—	1,987	1,987
Change in fair value of corporate debt securities	—	—	—	—	—	—	(8)	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	341	—	341	341
Net income (loss)	—	—	—	—	—	36,164	—	(9)	36,155	36,155
Balance, March 31, 2010	12,275	$—	79,202,810	$787	$1,476,153	$433,571	$(23,708)	$(574)	$1,886,229	$38,475

Balance, December 31, 2010	12,275	$—	78,414,022	$779	$1,446,932	$337,940	$(7,885)	$—	$1,777,766
Stock option activity, including tax benefit of $1,576	—	—	181,723	2	10,035	—	—	—	10,037	$—
Restricted stock activity	—	—	—	—	1,085	—	—	—	1,085	—
Change in fair value of interest rate swap contracts, net of income taxes of $2,184	—	—	—	—	—	—	3,910	—	3,910	3,910
Change in fair value of corporate debt securities	—	—	—	—	—	—	332	—	332	332
Foreign currency translation adjustment	—	—	—	—	—	—	375	—	375	375
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities, net of income taxes of $1,166	—	—	—	—	—	3,044	—	—	3,044	—
Net income	—	—	—	—	—	51,528	—	—	51,528	51,528
Balance, March 31, 2011	12,275	$—	78,595,745	$781	$1,458,052	$392,512	$(3,268)	$—	$1,848,077	$56,145

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income including noncontrolling interests	$51,528	$36,155
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	53,158	51,180
Amortization of items charged to interest expense and interest income	3,100	3,309
(Gain) loss on sale of fixed assets	(35)	64
Loss from unconsolidated affiliates	2,354	1,412
Hollywood Casino Joliet fire	—	59
Deferred income taxes	7,842	4,782
Charge for stock-based compensation	6,225	6,384
Impairment losses	—	136
Decrease, net of businesses acquired
Accounts receivable	2,951	6,654
Insurance receivable	—	15,019
Prepaid expenses and other current assets	25,083	16,636
Other assets	561	9,590
Increase (decrease), net of businesses acquired
Accounts payable	1,124	1,476
Accrued expenses	(23,431)	(26,167)
Accrued interest	(11,746)	(11,350)
Accrued salaries and wages	(17,403)	(14,420)
Gaming, pari-mutuel, property and other taxes	(5,206)	791
Other current and noncurrent liabilities	5,503	1,646
Other noncurrent tax liabilities	682	(9,620)
Net cash provided by operating activities	102,290	93,736
Investing activities
Expenditures for property and equipment	(54,524)	(120,385)
Proceeds from sale of property and equipment	158	1,103
Proceeds from Hollywood Casino Joliet fire	—	4,821
Investment in Kansas Entertainment	(10,200)	(13,550)
Decrease in cash in escrow	—	10,982
Acquisition of businesses and licenses	(15,012)	—
Net cash used in investing activities	(79,578)	(117,029)
Financing activities
Proceeds from exercise of options	3,321	746
Repurchase of preferred stock	—	(11,200)
Proceeds from issuance of long-term debt, net of issuance costs	30,000	33,885
Principal payments on long-term debt	(66,044)	(65,874)
Payments on insurance financing	(3,472)	(4,215)
Tax impact from stock options exercised	1,576	(660)
Net cash used in financing activities	(34,619)	(47,318)
Net decrease in cash and cash equivalents	(11,907)	(70,611)
Cash and cash equivalents at beginning of year	246,385	713,118
Cash and cash equivalents at end of period	$234,478	$642,507

Supplemental disclosure
Interest expense paid	$38,357	$43,234
Income taxes paid	$1,166	$7,271

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of March 31, 2011, the Company owns, manages, or has ownership interests in twenty-three facilities in the following sixteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements include the accounts of Penn and its subsidiaries. Investment in and advances to unconsolidated affiliates that are 50% or less owned are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.    For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2010 should be read in conjunction with these consolidated financial statements.

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

Revenues are recognized net of certain sales incentives in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605-50, “Revenue Recognition—Customer Payments and Incentives.” The Company records sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Rooms	$5,211	$5,970
Food and beverage	23,228	26,104
Other	2,255	2,602
Total promotional allowances	$30,694	$34,676

The estimated cost of providing such complimentary services for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Rooms	$2,014	$2,284
Food and beverage	17,619	19,194
Other	1,354	1,729
Total cost of complimentary services	$20,987	$23,207

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

The Company has  issued 12,500 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries for the three months ended March 31, 2011 and 2010 under the two-class method:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$51,528	$36,164
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to preferred stock	9,785	6,931
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$41,743	$29,233

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	78,162	78,563
Assumed conversion of dilutive employee stock-based awards	1,479	741
Assumed conversion of preferred stock	27,278	27,733
Diluted weighted-average common shares outstanding	106,919	107,037

Reflecting the issuance of the Preferred Stock and the repurchase of 225 shares of Preferred Stock during the year ended December 31, 2010, the Company is required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the price of the Company’s Common Stock is less than $45, the diluted weighted-average common shares outstanding is increased by 27,277,778 shares (regardless of how much the stock price is below $45); 2) when the price of the Company’s Common Stock is between $45 and $67, the diluted weighted-average common shares outstanding is increased by an amount which can be calculated by dividing $1.23 billion (face value) by the current price per share of the Company’s Common Stock, which will result in an increase in the diluted weighted-average common shares outstanding of between 18,320,896 shares and 27,277,778 shares; and 3) when the price of the Company’s Common Stock is above $67, the diluted weighted-average common shares outstanding is increased by 18,320,896 shares (regardless of how much the stock price exceeds $67).

Options to purchase 3,734,446 shares and 10,167,592 shares were outstanding during the three months ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Calculation of basic EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$41,743	$29,233
Weighted-average common shares outstanding	78,162	78,563
Basic EPS	$0.53	$0.37

Calculation of diluted EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$51,528	$36,164
Diluted weighted-average common shares outstanding	106,919	107,037
Diluted EPS	$0.48	$0.34

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.73 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in

May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Risk-free interest rate	2.27%	2.80%
Expected volatility	48.02%	49.68%
Dividend yield	—	—
Weighted-average expected life (years)	5.73	5.32
Forfeiture rate	5.00%	5.00%

Beginning in the fourth quarter of 2010, the Company issued cash-settled phantom stock unit awards which vest over a period of five years.  Cash-settled phantom stock unit awards entitle employees to receive cash based on the fair value of the Company’s Common Stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are remeasured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30 “Compensation—Stock Compensation, Awards Classified as Liabilities.” As of March 31, 2011, there was $7.4 million of total unrecognized compensation cost that will be recognized over the grants remaining vesting period. For the three months ended March 31, 2011, the Company recognized $0.4 million of compensation expense associated with these awards.

Additionally, in the first quarter of 2011, the Company issued stock appreciation rights to certain employees which vest over a period of 4 years.  The Company’s stock appreciation rights are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed previously. As of March 31, 2011, there was $5.0 million of total unrecognized compensation cost that will be recognized over the awards remaining weighted average vesting period of 3.75 years. For the three months ended March 31, 2011, the Company recognized $0.3 million of compensation expense associated with these awards.

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

Currently, the Company has a number of interest rate swap contracts in place. These contracts serve to mitigate income volatility for a portion of its variable-rate funding. In effect, these swap contracts synthetically convert the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company receives cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts’ fixed rates. These two respective obligations are net-settled periodically. The Company accounts for these swap contracts as cash flow hedges, which requires determining a division of hedge results deemed effective and deemed ineffective. However, most of the Company’s hedges were designed in such a way so as to perfectly offset specifically-defined interest payments, such that no ineffectiveness has occurred—nor would any ineffectiveness occur, as long as the forecasted cash flows of the designated hedged items and the associated swap contracts remain unchanged.  The notional value of the Company’s cash flow hedges totaled $840.0 million at March 31, 2011.

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at March 31, 2011.

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

Under cash flow hedge accounting, derivatives are included in the consolidated balance sheets as assets or liabilities at fair value. The interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at March 31, 2011 and December 31, 2010.

In addition, the Company has certain derivative instruments that were not designated to qualify for hedge accounting. The periodic change in the mark-to-market of these derivative instruments is recorded in current period earnings in interest expense in the consolidated statements of income. The notional value of these derivatives was $400.0 million at March 31, 2011.

Credit risk relating to derivative counterparties is mitigated by using multiple, highly rated counterparties, and the credit quality of each is monitored on an ongoing basis.

3.  New Accounting Pronouncements

In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can legally avoid paying that jackpot (for example, by removing the gaming machine from the casino floor). Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. However, the guidance only affected the accounting for base jackpots, as the guidance uses the same principle that is applied by the Company to the incremental portion of progressive jackpots. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance was applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the guidance as of January 1, 2011, and as such, recorded a cumulative-effect adjustment, which increased retained earnings by $3.0 million.

4.  Acquisition and Other Recent Business Ventures

On February 28, 2011, the Company completed its acquisition of Rosecroft Raceway in Oxon Hill, Maryland following the completion of a bankruptcy auction and approval of the purchase by a U.S. Bankruptcy Court judge. The Company intends to work with the legislature, local officials and Maryland horsemen to develop a financially viable long-term model for operating the track. Rosecroft Raceway, located approximately 13 miles south of Washington, D.C., is situated on approximately 125 acres just outside the Washington I-495 Beltway in Prince George’s county.  The Rosecroft facility features a 5/8-mile standardbred racing oval track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building with dining facilities. The last live racing meet at Rosecroft Raceway was in 2008 and the facility ceased all pari-mutuel operations in June 2010.

In September 2010, the Company announced an agreement to enter into a joint venture that will own and operate the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a planned racetrack in Laredo, Texas. Under the terms of the joint venture, the Company will secure a 50% interest in the joint venture, which will have sole ownership of the above entities including interests in 323 acres at Sam Houston Race Park, 80 acres at Valley Race Park and an option to purchase 135 acres for the planned racetrack in Laredo, Texas. Sam Houston Race Park, opened in April 1994, is located in Northwest Houston along Beltway 8 near the intersection of Highway 249. Sam Houston Race Park hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties and meetings, concerts and national touring festivals throughout the year. Valley Race Park, which was opened in 1990 and acquired by Sam Houston Race Park in 2000, is a 91,000 square foot dog racing and simulcasting facility located in Harlingen, Texas. The Company closed this venture on April 8, 2011 following final approval by the Texas Racing Commission. See Note 13 for further information.

5.  Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)

Land and improvements	$310,135	$298,482
Building and improvements	1,591,484	1,534,117
Furniture, fixtures, and equipment	962,685	938,443
Leasehold improvements	17,151	17,089
Construction in progress	72,514	106,963
Total property and equipment	2,953,969	2,895,094
Less accumulated depreciation	(979,264)	(929,320)
Property and equipment, net	$1,974,705	$1,965,774

Depreciation expense, for property and equipment, totaled $52.4 million and $49.5 million for the three months ended March 31, 2011 and 2010, respectively.  Interest capitalized in connection with major construction projects was $0.8 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.

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

A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at December 31, 2010:
Goodwill	$2,019,613
Accumulated goodwill impairment losses	(833,857)
Goodwill, net	$1,185,756
Other	(1,338)
Balance at March 31, 2011:
Goodwill	$2,018,275
Accumulated goodwill impairment losses	(833,857)
Goodwill, net	$1,184,418

The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of intangible asset at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	(in thousands)
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Indefinite-life intangible assets	$416,383	$—	$416,383	$412,686	$—	$412,686
Other intangible assets	49,600	47,933	1,667	49,600	47,134	2,466
Total	$465,983	$47,933	$418,050	$462,286	$47,134	$415,152

The Company’s intangible asset amortization expense was $0.8 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at March 31, 2011 (in thousands):

Remainder of 2011	$1,335
2012	237
2013	38
2014	38
2015	19
Total	$1,667

The Company’s remaining goodwill and other intangible assets by reporting unit at March 31, 2011 is shown below (in thousands):

Remaining Goodwill and
other intangible assets
Reporting Unit	at March 31, 2011
Hollywood Casino Lawrenceburg	$362,491
Hollywood Casino Joliet	214,218
Hollywood Casino Aurora	207,207
Argosy Casino Riverside	159,296
Black Gold Casino at Zia Park	146,256
Argosy Casino Alton	135,511
Argosy Casino Sioux City	92,795
Hollywood Casino Baton Rouge	75,521
Others	209,173
Total	$1,602,468

7.  Long-term Debt and Derivatives

Long-term debt, net of current maturities, is as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)

Senior secured credit facility due October 2012	$1,553,125	$1,589,125
$250 million 6 ¾% senior subordinated notes due March 2015	250,000	250,000
$325 million 8 ¾% senior subordinated notes due August 2019	325,000	325,000
Other long-term obligations	3,840	3,782
Capital leases	3,173	3,216
	2,135,138	2,171,123
Less current maturities of long-term debt	(745,680)	(357,927)
	$1,389,458	$1,813,196

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2011 (in thousands):

Within one year	$745,680
1-3 years	812,641
3-5 years	250,190
Over 5 years	326,627
Total minimum payments	$2,135,138

Senior Secured Credit Facility

The Company’s senior secured credit facility had an outstanding balance of $1,553.1 million at March 31, 2011, consisting of a term loan of $1,518.1 million and an outstanding balance of $35.0 million under the revolving credit facility. Additionally, at March 31, 2011, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $35.3 million, resulting in $570.3 million of available borrowing capacity as of March 31, 2011. The term loan has a quarterly principal payment of $354.9 million in December 2011, followed by payments of $387.8 million in March 2012, June 2012 and October 2012. The revolving credit facility matures on July 3, 2012.

During the three months ended March 31, 2011, the senior secured credit facility amount outstanding decreased by $36.0 million primarily due to repayments on the revolving credit facility using available cash.

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

At March 31, 2011, the Company was in compliance with all required financial covenants.

Interest Rate Swap Contracts

In accordance with the terms of its senior secured credit facility, the Company was required to enter into fixed-rate debt or interest rate swap agreements in an amount equal to 50% of the Company’s consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the senior secured credit facility.

The effect of derivative instruments on the consolidated statement of income for the three months ended March 31, 2011 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$(340)	Interest expense	$(4,548)	None	$—
Total	$(340)		$(4,548)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$(3)
Total		$(3)

The effect of derivative instruments on the consolidated statement of income for the three months ended March 31, 2010 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$(7,386)	Interest expense	$(6,496)	None	$—
Total	$(7,386)		$(6,496)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$(34)
Total		$(34)

In addition, during the three months ended March 31, 2011 and 2010, the Company amortized $1.9 million and $4.2 million, respectively, in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, “Derivatives and Hedging.”

In the coming twelve months, the Company anticipates that losses of approximately $8.7 million will be reclassified from OCI to earnings, as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable funding being hedged.

The following table sets forth the fair value of the interest rate swap contract liabilities included in accrued interest within the consolidated balance sheets at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	(in thousands)
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued interest	$8,780	Accrued interest	$13,034
Total derivatives designated as hedging instruments		$8,780		$13,034

Derivatives not designated as hedging instruments
Interest rate swap contracts	Accrued interest	$1,837	Accrued interest	$3,712
Total derivatives not designated as hedging instruments		$1,837		$3,712

Total derivatives		$10,617		$16,746

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

The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Hollywood Casino Joliet and Hollywood Casino Aurora, for a 3% tax surcharge to subsidize local horse racing interests. On May 30, 2006, Hollywood Casino Joliet and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin (collectively, the “Four Casinos”), and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Hollywood Casino Joliet and Hollywood Casino Aurora began paying the 3% tax surcharge into a protest fund which accrues interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this tax surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Hollywood Casino Joliet and Hollywood Casino Aurora continued paying the 3% tax surcharge into the protest fund until May 25, 2008, when the 3% tax surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% tax surcharge. On January 21, 2009, the Four Casinos filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs’ request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case. On June 10, 2009, the Four Casinos filed a petition with the Court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption. On August 17, 2009, the Court dismissed the Four Casinos’ petition to reopen the case, and the Four Casinos decided not to pursue an appeal of the dismissal. The monies paid into the protest fund have been transferred by the State of Illinois to the racetracks. However, the racetracks have been temporarily restrained from disbursing any funds pursuant to an order of the Seventh Circuit Court of Appeals issued in connection with the lawsuit described below.

On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the Four Casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the Four Casinos filed suit in the Court, asking it to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 was being paid into a protest fund where it accrued interest. The defendants filed a motion to dismiss, which was granted on August 17, 2009. The Four Casinos appealed the dismissal and filed motions to keep the payments in the protest fund while the appeal is being litigated. The motion to keep the monies in the protest fund was denied and the funds were released to the racetracks, however, the funds are subject to the order issued by the Seventh Circuit Court of Appeals described below. On January 27, 2011, the Illinois appellate court affirmed the trial court’s dismissal of this case.  Hollywood Casino Joliet and Hollywood Casino Aurora have asked the Illinois Supreme Court to hear an appeal of this dismissal and this request is pending.

On June 12, 2009, the Four Casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund, racetrack owner John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c),(d) (“RICO”), based on an illegal scheme to secure the enactment of the 3% tax surcharge legislation in exchange for the payment of money by Johnston and entities controlled by him. The Four Casinos also seek to impose a constructive trust over all funds paid under the tax surcharge, and therefore all of the Illinois racetracks are named as parties to the lawsuit. The defendants in the RICO case filed motions to dismiss. On December 7, 2009, the district court denied the motions to dismiss the RICO count, but it granted the motion to dismiss the constructive trust count, stating that it did not have jurisdiction in this case to impose the constructive trust. The Four Casinos have appealed this dismissal to the Seventh Circuit Court of Appeals. The appellate court has ordered that any monies disbursed to the tracks be maintained by the tracks in a constructive trust until the appeal has been decided. Since the passing of House Bill 1918 into law, Hollywood Casino Joliet and Hollywood Casino Aurora have recognized approximately $52.2 million in expense as a result of the 3% tax surcharge, including $2.5 million during the three months ended March 31, 2011. The 3% tax surcharge is included in gaming expense within the consolidated statements of income.

On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company’s Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that the Company’s disclosure practices relative to the proposed transaction with Fortress Investment Group LLC and Centerbridge Partners, L.P. and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint was amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and the court granted the motion and dismissed the complaint with prejudice. The plaintiffs filed a motion for reconsideration, which was denied on October 21, 2009. The plaintiffs subsequently appealed the dismissal to the Fourth Circuit Court of Appeals and an oral argument was heard on October 26, 2010. On March 14, 2011, the Fourth Circuit Court of Appeals affirmed the decision of the lower court.

On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the “County”) filed suit against Kansas Penn Gaming, LLC (“KPG,” a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and currently seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied. Discovery is now underway.

On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC (“HV”) in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the “Contract”) that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG’s alleged breach based on a Guaranty Agreement signed by the Company. Both cases were consolidated. Following extensive discovery and briefings, on July 23, 2010, the court granted KPG’s motion for summary judgment and dismissed HV’s claim. KPG has filed a motion requesting reimbursement of the attorney’s fees and costs incurred in litigating this case pursuant to the terms of the Contract.  HV has opposed this motion and is appealing the ruling of the district court.

On March 11, 2011, CD Gaming Ventures, LLC, a wholly-owned subsidiary of the Company and developer of the Columbus casino, filed suit in U.S. District Court against the City of Columbus, Columbus officials, Franklin County and County officials. The lawsuit alleges that the city of Columbus, Franklin County and various city and county officials violated the Company’s rights under the U.S. and Ohio Constitutions, principally by removing preexisting sewer and water service in an effort to force annexation of the constitutionally-authorized casino site into the city of Columbus. CD Gaming Ventures, LLC, asked the court for an injunction preventing the city and the county from denying water and sewer service to the casino site and also seeks monetary damages.  CD Gaming Ventures, LLC has subsequently amended its complaint, requested injunctive relief and requested expedited discovery.  The court has granted CD Gaming Ventures, LLC’s request for expedited discovery and has tentatively set a hearing date for late May 2011.

9.  Subsidiary Guarantors

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

Condensed consolidating balance sheets at March 31, 2011 and December 31, 2010 and condensed consolidating statements of income and cash flows for the three months ended March 31, 2011 and 2010 for Penn, the subsidiary guarantors of the senior secured credit facility and the subsidiary non-guarantors are presented below.

The Company’s $250 million 6 3/4% senior subordinated notes and $325 million 8 3/4% senior subordinated notes are not guaranteed by the Company’s subsidiaries.

			Subsidiary
		Subsidiary	Non-
Senior Secured Credit Facility	Penn	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
At March 31, 2011
Condensed Consolidating Balance Sheet
Total current assets	$38,863	$258,913	$110,117	$13,261	$421,154
Property and equipment, net	14,769	1,763,683	196,253	—	1,974,705
Total other assets	3,914,636	5,032,606	181,628	(7,089,942)	2,038,928
Total assets	$3,968,268	$7,055,202	$487,998	$(7,076,681)	$4,434,787
Total current liabilities	$781,088	$201,246	$14,493	$13,259	$1,010,086
Total long-term liabilities	1,339,102	3,153,902	47,036	(2,963,416)	1,576,624
Total shareholders' equity	1,848,078	3,700,054	426,469	(4,126,524)	1,848,077
Total liabilities and shareholders' equity	$3,968,268	$7,055,202	$487,998	$(7,076,681)	$4,434,787
Three Months Ended March 31, 2011
Condensed Consolidating Statement of Income
Net revenues	$—	$628,989	$38,034	$—	$667,023
Total operating expenses	26,012	482,242	36,034	—	544,288
(Loss) income from operations	(26,012)	146,747	2,000	—	122,735
Other income (expenses)	8,906	(39,101)	(2,775)	—	(32,970)
(Loss) income from operations before income taxes	(17,106)	107,646	(775)	—	89,765
Taxes on income	(9,376)	47,339	274	—	38,237
Net (loss) income	$(7,730)	$60,307	$(1,049)	$—	$51,528
Three Months Ended March 31, 2011
Condensed Consolidating Statement of Cash Flows
Net cash provided by operating activities	$47,103	$35,294	$19,893	$—	$102,290
Net cash used in investing activities	(535)	(41,579)	(37,464)	—	(79,578)
Net cash used in financing activities	(34,575)	(21)	(23)	—	(34,619)
Net increase (decrease) in cash and cash equivalents	11,993	(6,306)	(17,594)	—	(11,907)
Cash and cash equivalents at beginning of year	6,276	157,992	82,117	—	246,385
Cash and cash equivalents at end of period	$18,269	$151,686	$64,523	$—	$234,478

			Subsidiary
		Subsidiary	Non-
Senior Secured Credit Facility	Penn	Guarantors	Guarantors	Eliminations	Consolidated
	(in thousands)
At December 31, 2010
Condensed Consolidating Balance Sheet
Total current assets	$31,422	$261,768	$131,204	$41,559	$465,953
Property and equipment, net	15,328	1,775,913	174,533	—	1,965,774
Total other assets	3,848,412	5,042,516	167,466	(7,027,242)	2,031,152
Total assets	$3,895,162	$7,080,197	$473,203	$(6,985,683)	$4,462,879
Total current liabilities	$355,018	$293,588	$1,370	$41,553	$691,529
Total long-term liabilities	1,762,379	3,159,736	45,024	(2,973,555)	1,993,584
Total shareholders' equity	1,777,765	3,626,873	426,809	(4,053,681)	1,777,766
Total liabilities and shareholders' equity	$3,895,162	$7,080,197	$473,203	$(6,985,683)	$4,462,879
Three Months Ended March 31, 2010
Condensed Consolidating Statement of Income
Net revenues	$—	$585,378	$6,945	$—	$592,323
Total operating expenses	22,878	470,833	6,261	—	499,972
(Loss) income from operations	(22,878)	114,545	684	—	92,351
Other income (expenses)	11,407	(46,873)	(829)	—	(36,295)
(Loss) income from operations before income taxes	(11,471)	67,672	(145)	—	56,056
Taxes on income	(9,902)	33,627	(3,824)	—	19,901
Net (loss) income including noncontrolling interests	(1,569)	34,045	3,679	—	36,155
Less: Net loss attributable to noncontrolling interests	—	—	(9)	—	(9)
Net (loss) income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$(1,569)	$34,045	$3,688	$—	$36,164
Three Months Ended March 31, 2010
Condensed Consolidating Statement of Cash Flows
Net cash provided by (used in) operating activities	$68,158	$33,155	$(7,577)	$—	$93,736
Net cash used in investing activities	(792)	(36,644)	(79,593)	—	(117,029)
Net cash used in financing activities	(47,299)	(19)	—	—	(47,318)
Net increase (decrease) in cash and cash equivalents	20,067	(3,508)	(87,170)	—	(70,611)
Cash and cash equivalents at beginning of year	6,385	145,519	561,214	—	713,118
Cash and cash equivalents at end of period	$26,452	$142,011	$474,044	$—	$642,507

10.  Fair Value of Financial Instruments

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

Loan Receivable

In 2010, the Company acquired all of the outstanding bank and subordinated debt of The M Resorts LLC for $230.5 million. The Company does not anticipate receiving cash proceeds on the loan but rather intends to convert the loan into ownership of The M Resorts LLC, a casino located approximately ten miles from the Las Vegas strip in Henderson, Nevada. The fair value of the loan approximates its carrying amount.

Long-term Debt

The fair value of the Company’s senior secured credit facility approximates its carrying value, as it is variable-rate debt. The fair value of the Company’s senior subordinated notes is estimated based on quoted prices in active markets for identical instruments. The fair value of the Company’s other long-term obligations approximates its carrying value.

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at March 31, 2011. The interest rate swap contracts are measured at fair value on a recurring basis.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$234,478	$234,478	$246,385	$246,385
Investment in corporate debt securities	6,143	6,143	5,828	5,828
Loan receivable	230,500	230,500	230,500	230,500
Financial liabilities:
Long-term debt
Senior secured credit facility	1,553,125	1,553,125	1,589,125	1,589,125
Senior subordinated notes	575,000	612,875	575,000	612,875
Other long-term obligations	3,840	3,840	3,782	3,782
Interest rate swap contracts	10,617	10,617	16,746	16,746

11.  Fair Value Measurements

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

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2011 and December 31, 2010 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance Sheet	Identical Assets or	Observable Inputs	Unobservable Inputs	March 31, 2011
	Location	Liabilities (Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment in corporate debt securities	Other assets	$6,143	$—	$—	$6,143

Liabilities:
Interest rate swap contracts	Accrued interest	—	10,617	—	10,617

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance Sheet	Identical Assets or	Observable Inputs	Unobservable Inputs	December 31, 2010
	Location	Liabilities (Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment in corporate debt securities	Other assets	$5,828	$—	$—	$5,828

Liabilities:
Interest rate swap contracts	Accrued interest	—	16,746	—	16,746

The valuation technique used to measure the fair value of the investment in corporate debt securities and interest rate swap contracts was the market approach. See Note 10 for a description of the inputs used in calculating the fair value measurements of investment in corporate debt securities and interest rate swap contracts. Although the Company has determined that the majority of the inputs used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap contracts and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap contracts are classified in Level 2 of the fair value hierarchy.

12.  Hollywood Casino Joliet Fire

On March 20, 2009, the Company’s Hollywood Casino Joliet, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and the Company began construction of a new land-based pavilion. In December 2010, the first phase of the new permanent land-based pavilion was opened to the public and in January 2011 the final phase, including a sports bar, was completed.

At the time of the fire, the Company carried a builders’ risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders’ risk insurance policy included a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, the Company carried comprehensive business interruption and property damage insurance for the operational components of Hollywood Casino Joliet with an overall limit of $228 million. The operational insurance policy included a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire.

To date, the Company has received $64.3 million in insurance proceeds related to the fire at Hollywood Casino Joliet, with $1.7 million received in the first quarter of 2011. As the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet in 2010, the Company recorded a pre-tax gain of $1.7 million during the three months ended March 31, 2011.

13. Subsequent Events

On April 8, 2011, the Company announced that following approval by the Texas Racing Commission it had closed on the joint venture to own and operate the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas and a planned racetrack in Laredo, Texas. The Company will work collaboratively to strengthen and enhance the existing racetrack operations as well as pursue other opportunities, including the potential for gaming operations at the pari-mutuel facilities, to maximize the overall value of the business.  See Note 4 for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of March 31, 2011, we own, manage, or have ownership interests in twenty-three facilities in the following sixteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Pennsylvania, West Virginia, and Ontario. We believe that our portfolio of assets provides us with diversified cash flow from operations.

We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company, Black Gold Casino at Zia Park, and Sanford-Orlando Kennel Club), greenfield projects (such as at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway, and most recently Hollywood Casino Perryville, which opened on September 27, 2010 and was Maryland’s first casino, as well as our proposed facilities in Ohio and joint venture in Kansas) and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg).

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

Executive Summary

Although economic conditions appear to be improving, they continue to impact the overall domestic gaming industry as well as operating results at certain of our properties. We believe that the current economic conditions, including, but not limited to, high unemployment levels, low levels of consumer confidence, weakness in the housing and consumer credit markets and increased stock market volatility, have resulted in reduced levels of discretionary consumer spending compared to historical levels. In order to mitigate the impact of these conditions, we have increasingly focused on cost management, such as monitoring staff levels and establishing effective marketing programs, to continue to generate strong cash flow.

Even though the current economic environment has been challenging, we believe our strengths include our relatively low leverage ratios compared to the regional casino companies that we directly compete with and the ability of our operations to generate positive cash flow. These two factors have allowed us to develop what we believe to be attractive future growth opportunities in new regional gaming markets. We have also made investments in joint ventures and certain racetrack operations that we believe may allow us to capitalize on increased gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions.

Financial Highlights:

The major factors affecting our results for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, were:

•                  Opening of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, which led to increased attendance levels at these properties and table game revenues of $33.3 million and $9.6 million, respectively, during the three months ended March 31, 2011.

•                  Opening of Hollywood Casino Perryville on September 27, 2010, which had net revenues and income from operations of $27.8 million and $3.0 million, respectively, for the three months ended March 31, 2011.

•                  Acquisition of Beulah Park on July 1, 2010, which had net revenues and loss from operations of $3.8 million and $0.9 million, respectively, for the three months ended March 31, 2011.

•                  Management’s continued focus on cost management which contributed to improved operating margins at 12 of our 15 gaming facilities.

•              Insurance gain of $1.7 million during the three months ended March 31, 2011 related to the fire at Hollywood Casino Joliet in 2009.

•                  Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries increased by $15.4 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to the variances explained above, as well as decreased interest expense and increased income taxes.

Other Developments:

The following are recent developments that have had or will have an impact on us:

•                  We announced on October 8, 2010 that we had purchased all of the outstanding bank and subordinated debt of The M Resorts LLC (the “M Resort”) for $230.5 million, which we intend to convert into ownership of the M Resort pursuant to an asset purchase agreement entered into on February 17, 2011. This transaction is subject to review and approval by the Nevada Gaming Commission and the Nevada Gaming Control Board. Opened in March 2009, the M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated on over 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features over 92,000 square feet of gaming space. M Resort also offers 390 guest rooms and suites, nine restaurants and five destination bars, more than 60,000 square feet of meeting and conference space, a 4,700 space parking facility, a spa and fitness center and a 100,000 square foot events piazza. We expect to close this transaction in June 2011.

•                  We closed the transaction to enter into a joint venture that owns and operates the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas and a planned racetrack in Laredo, Texas on April 8, 2011 following final approval by the Texas Racing Commission and the satisfaction of certain closing conditions. The joint venture will work collaboratively to strengthen and enhance the existing racetrack operations as well as pursue other opportunities, including the potential for gaming operations at the pari-mutuel facilities to maximize the overall value of the business.

•                  We completed our acquisition of Rosecroft Raceway in Oxon Hill, Maryland on February 28, 2011 following the completion of a bankruptcy auction and approval of the purchase by a United States (“U.S.”) Bankruptcy Court judge. We intend to work with the legislature, local officials and Maryland horsemen to develop a financially viable long-term model for operating the track. Rosecroft Raceway, located approximately 13 miles south of Washington, D.C., is situated on approximately 125 acres just outside the Washington I-495 Beltway in Prince George’s county.  The Rosecroft facility features a 5/8-mile standardbred racing oval track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building with dining facilities. The last live racing meet at Rosecroft Raceway was in 2008 and the facility ceased all pari-mutuel operations in June 2010.

•                  Hollywood Casino Joliet, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility on March 20, 2009. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. In December 2010, the first phase of the new permanent land-based pavilion was opened to the public and in January 2011 the final phase, including a sports bar, was completed. At the time of the fire, we carried a builders’ risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders’ risk insurance policy included a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, we carried comprehensive business interruption and property damage insurance for the operational components of Hollywood Casino Joliet with an overall limit of $228 million. The operational insurance policy included a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire. To date, we have received $64.3 million in insurance proceeds related to the fire at Hollywood Casino Joliet, with $1.7 million received in the first quarter of 2011. As the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet in 2010, we recorded a pre-tax gain of $1.7 million during the three months ended March 31, 2011. We continue to work with our insurance providers to settle the claims related to the fire and we anticipate additional proceeds in future periods.

•                  On October 5, 2010, the Ontario Lottery and Gaming Commission (“OLGC”) issued a Request for Pre-Qualification inviting gaming operators to bid on a new five year term for management of the Casino Rama facility, which included a cap on management fees of $5 million per year. While we intend to participate in the bid process, there can be no assurance that the OLGC will select us to manage the property beyond August 1, 2011, when our current arrangement expires. The OLGC expects to make its decision in 2011, with the new term beginning in early 2012. We are in the process of negotiating a short-term extension to our existing agreement with the OLGC to provide for the continued management of the facility during the interim period.

•                  CD Gaming Ventures,LLC (“CD Ventures”), a wholly-owned subsidiary of the Company and developer of the Columbus casino, filed suit in U.S. District Court against the City of Columbus, Columbus officials, Franklin County and County officials in March 2011. The lawsuit alleges that the city of Columbus, Franklin County and various city and county officials violated our rights under the U.S. and Ohio Constitutions, principally by removing preexisting sewer and water service in an effort to force annexation of the constitutionally-authorized casino site into the city of Columbus. CD Ventures asked the court for an injunction preventing the city and the county from denying water and sewer service to the casino site and also seeks monetary damages.  CD Ventures has subsequently amended its complaint, requested injunctive relief and requested expedited discovery.  The court has granted CD Ventures request for expedited discovery and has tentatively set a hearing date for late May 2011.

•                  The Hollywood Casino Columbus project, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is in development, with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. We remain hopeful that Hollywood Casino Columbus will be completed as originally contemplated in the fourth quarter of 2012. Construction is underway for Hollywood Casino Toledo, a $300 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo is anticipated to be completed in the first half of 2012.

•                  Kansas Entertainment, LLC (“Kansas Entertainment”) received in February 2010 the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of an approximately $411 million Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway. Kansas Entertainment began construction of the facility in the second quarter of 2010 and has a planned opening in the first quarter of 2012. The approximately $411 million facility, inclusive of licensing fees, is expected to feature a 82,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment amenities. We, along with our partner in Kansas Entertainment, International Speedway Corporation (“International Speedway”), will share equally the cost of developing and constructing the proposed facility. We estimate that our share of the project will be approximately $155 million.

•                  A new approximately $445 million casino is expected to open in the second half of 2011 in Des Plaines, Illinois. Hollywood Casino Joliet and Hollywood Casino Aurora will face additional competition as the facility will be located in the suburban area northwest of Chicago, however, the 3% tax surcharge that these casinos pay to subsidize local racing horse interests will no longer be incurred once the new facility opens.

•                  A proposed $400 million casino in Cincinnati, Ohio, which is a major feeder market for our Lawrenceburg property, is anticipated to open in 2013. The opening of this casino is expected to negatively impact the financial results of

Hollywood Casino Lawrenceburg. In addition, zoning was approved by voters in November 2010 for a proposed casino complex at the Arundel Mills mall in Anne Arundel, Maryland. Construction of a temporary facility in 2012 is being targeted by the developer and dependent on market conditions, followed by the construction of a permanent casino. The opening of this casino is expected to negatively impact the financial results of Hollywood Casino at Charles Town Races.

•                  The new Hollywood Casino Perryville in Cecil County, Maryland opened to the public on September 27, 2010. The new 75,000 square foot Hollywood-themed facility features 1,500 video lottery terminals, food and beverage offerings, and parking.

•                  In July 2010, table games and poker tables were added to Hollywood Casino at Charles Town Races and the facility transitioned to the Hollywood Casino brand. Also in July 2010, table games and poker tables were added to Hollywood Casino at Penn National Race Course, following the passage of legislation permitting table games for gaming licensees in January 2010.

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

For further information on our critical accounting policies and estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change to these policies for the three months ended March 31, 2011 other than the adoption of the new accounting guidance related to jackpot liabilities as discussed in Note 3.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as the property opening in Maryland, and the anticipated openings in Kansas and Ohio), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course) and expansions/improvements of existing properties.

•                  The actions of government bodies can affect our operations in a variety of ways. For instance, the continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. In addition, government bodies may restrict, prevent or negatively impact operations in the jurisdictions in which we do business (such as the implementation of smoking bans).

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Kansas where we anticipate opening a casino through a joint venture in the first quarter of 2012, in Ohio where we have plans to open two casinos, one in Toledo in the first half of 2012 and the other in Columbus which we hope to open in the fourth quarter of 2012, and in Maryland where we opened Hollywood Casino Perryville on September 27, 2010, the first casino in the state) and potential competitive threats to business at our existing properties (such as the potential introduction of commercial casinos in Kansas, Maryland, Ohio, and Kentucky, an additional gaming license in Illinois, anticipated gaming expansion in Baton Rouge, Louisiana, and the introduction of tavern licenses in several states). Legalized gaming from Native American casinos can also have a significant competitive effect.

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

The results of operations for the three months ended March 31, 2011 and 2010 are summarized below:

	2011	2010
	(in thousands)
Revenues:
Gaming	$609,111	$543,373
Food, beverage and other	85,289	80,432
Management service fee	3,317	3,194
Revenues	697,717	626,999
Less promotional allowances	(30,694)	(34,676)
Net revenues	667,023	592,323

Operating expenses:
Gaming	320,756	290,861
Food, beverage and other	68,592	63,220
General and administrative	103,476	94,516
Depreciation and amortization	53,158	51,180
Impairment losses	—	136
Hollywood Casino Joliet fire	(1,694)	59
Total operating expenses	544,288	499,972
Income from operations	$122,735	$92,351

The results of operations by property for the three months ended March 31, 2011 and 2010 are summarized below:

	Net Revenues		Income (loss) from Operations
	2011	2010	2011	2010
	(in thousands)
Hollywood Casino at Charles Town Races (1)	$139,892	$103,215	$38,705	$22,081
Hollywood Casino Lawrenceburg	110,976	111,046	27,259	24,286
Hollywood Casino at Penn National Race Course (1)	82,856	75,610	11,930	6,816
Hollywood Casino Aurora	42,287	43,989	12,843	10,999
Hollywood Casino Joliet	39,002	36,044	6,227	6,021
Argosy Casino Riverside	48,190	48,719	14,395	14,340
Hollywood Casino Baton Rouge	30,631	30,549	11,124	9,491
Argosy Casino Alton	18,230	18,618	3,665	2,786
Hollywood Casino Tunica	20,535	22,362	4,515	4,979
Hollywood Casino Bay St. Louis	21,811	21,330	1,949	482
Argosy Casino Sioux City	15,070	14,674	4,878	4,425
Boomtown Biloxi	18,853	18,207	2,647	2,188
Hollywood Slots Hotel and Raceway	15,289	16,225	(122)	(407)
Bullwhackers	2,963	4,883	(71)	(600)
Black Gold Casino at Zia Park	22,590	20,626	6,655	6,034
Hollywood Casino Perryville (2)	27,755	—	2,961	(138)
Casino Rama management service contract	3,317	3,194	3,025	2,809
Raceway Park	1,355	1,311	(223)	(238)
Sanford-Orlando Kennel Club	1,602	1,721	212	67
Beulah Park (3)	3,819	—	(884)	—
Rosecroft Raceway (4)	—	—	(332)	—
Corporate overhead	—	—	(28,623)	(24,070)
Total	$667,023	$592,323	$122,735	$92,351

(1)                                  Results for the three months ended March 31, 2011 were favorably impacted by the introduction of table games in July 2010 at these locations which led to higher attendance figures and improved financial results compared to the corresponding period in the prior year.

(2)                                  Hollywood Casino Perryville opened to the public on September 27, 2010.

(3)           Beulah Park was acquired on July 1, 2010.

(4)                                  Rosecroft Raceway was acquired on February 28, 2011. The Company is currently in the process of developing a financially viable long-term plan for operating the track.

Revenues

Revenues for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

				Percentage
	2011	2010	Variance	Variance
Gaming	$609,111	$543,373	$65,738	12.1%
Food, beverage and other	85,289	80,432	4,857	6.0%
Management service fee	3,317	3,194	123	3.9%
Revenues	697,717	626,999	70,718	11.3%
Less promotional allowances	(30,694)	(34,676)	3,982	11.5%
Net revenues	$667,023	$592,323	$74,700	12.6%

In our business, revenue is driven by discretionary consumer spending, which has been impacted by weakened general economic conditions such as, but not limited to, high unemployment levels, low levels of consumer confidence, weakness in the housing market and increased stock market volatility.

We have no certain mechanism for determining why consumers choose to spend more or less money at our property from period to period and as such cannot quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe were likely to account for such changes. In instances where we believe one factor may have had significantly greater impact than the other factors, we have noted that as well. However, in all instances, such insights are based only on our reasonable judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.

Gaming revenue

Gaming revenue increased by $65.7 million, or 12.1%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course and the opening of Hollywood Casino Perryville in September 2010.

Gaming revenue at Hollywood Casino at Charles Town Races increased by $34.1 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to the introduction of table games in July 2010, which added $33.3 million of table game revenue for the three months ended March 31, 2011.

Gaming revenue at Hollywood Casino Perryville was $26.4 million for the three months ended March 31, 2011, as the casino opened on September 27, 2010.

Gaming revenue at Hollywood Casino at Penn National Race Course increased by $7.6 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to the introduction of table games in July 2010, which added $9.6 million of table game revenue for the three months ended March 31, 2011, partially offset by a decline in electronic table game revenue.

Food, beverage and other revenue

Food, beverage and other revenue increased by $4.9 million, or 6.0%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to the acquisition of Beulah Park in July 2010, which had $3.8 million in food, beverage and other revenue for the three months ended March 31, 2011, and an increase in food, beverage and other revenue at Hollywood Casino at Charles Town Races of $3.6 million primarily due to the additional attendance levels as a result of the  introduction of table games in July 2010.

Promotional allowances

Promotional allowances decreased by $4.0 million, or 11.5%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to efforts by management to rationalize our promotional spending levels to improve operating margins.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

				Percentage
	2011	2010	Variance	Variance
Gaming	$320,756	$290,861	$29,895	10.3%
Food, beverage and other	68,592	63,220	5,372	8.5%
General and administrative	103,476	94,516	8,960	9.5%
Depreciation and amortization	53,158	51,180	1,978	3.9%
Impairment losses	—	136	(136)	(100.0)%
Hollywood Casino Joliet fire	(1,694)	59	(1,753)	(2,971.2)%
Total operating expenses	$544,288	$499,972	$44,316	8.9%

Gaming expense

Gaming expense increased by $29.9 million, or 10.3%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to the opening of Hollywood Casino Perryville in September 2010 and an increase at Hollywood Casino at Charles Town Races, both of which were partially offset by decreases at Hollywood Casino Lawrenceburg and Hollywood Casino Aurora.

Gaming expense at Hollywood Casino Perryville was $20.0 million for the three months ended March 31, 2011, as the casino opened on September 27, 2010.

Gaming expense at Hollywood Casino at Charles Town Races increased by $16.9 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to an increase in gaming taxes resulting from higher table game revenue, and to a lesser extent an increase in payroll expense, for the introduction of table games in July 2010.

Gaming expense at Hollywood Casino Lawrenceburg decreased by $3.0 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to a decrease in gaming taxes resulting from lower taxable gaming revenue, as well as to a lesser extent decreased payroll and marketing costs resulting from increased cost management efforts.

Gaming expense at Hollywood Casino Aurora decreased by $2.8 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to a decrease in gaming taxes resulting from lower taxable gaming revenue, as well as to a lesser extent decreased payroll and marketing costs resulting from increased cost management efforts.

Food, beverage and other

Food, beverage and other expenses increased by $5.4 million, or 8.5%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to the acquisition of Beulah Park in July 2010, which had food, beverage and other expenses of $3.4 million for the three months ended March 31, 2011, and an increase at Hollywood Casino at Charles Town Races of $1.9 million primarily due to higher food and beverage revenues.

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

General and administrative expense increased by $9.0 million, or 9.5%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to increases  in corporate overhead expense and increases at Hollywood Casino Joliet and the opening of Hollywood Casino Perryville in September 2010.

Corporate overhead expense increased by $3.7 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to increased payroll costs and cash-settled stock based compensation related costs of $0.7 million during the three months ended March 31, 2011.

General and administrative expense at Hollywood Casino Perryville increased by $2.0 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to the casino opening on September 27, 2010.

General and administrative expense at Hollywood Casino Joliet increased by $1.5 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to increased insurance expense of $0.8 million related to several large claims in 2011 and to a lesser extent increased real estate taxes of $0.3 million and payroll and benefits expense of $0.3 million primarily due to the opening of the new pavilion in late December 2010.

Hollywood Casino Joliet fire

To date, we have received $64.3 million in insurance proceeds related to the fire at Hollywood Casino Joliet, with $1.7 million received in the first quarter of 2011. As the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet in 2010, we recorded a pre-tax gain of $1.7 million during the three months ended March 31, 2011.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

				Percentage
	2011	2010	Variance	Variance
Interest expense	$(29,026)	$(34,292)	$5,266	(15.4)%
Interest income	53	730	(677)	(92.7)%
Loss from unconsolidated affiliates	(2,354)	(1,412)	(942)	66.7%
Other	(1,643)	(1,321)	(322)	24.4%
Total other expenses	$(32,970)	$(36,295)	$3,325	(9.2)%

Interest expense

Interest expense decreased by $5.3 million, or 15.4%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to a deferred loss on certain terminated cash flow hedges being fully amortized as well as the expiration of certain receive-variable pay-fixed interest rate hedges, which increased interest expense in the prior year due to the low interest rate environment.

Loss from unconsolidated affiliates

Loss from unconsolidated affiliates increased by $0.9 million, or 66.7%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to our share of losses in the joint venture that owns and operates the Maryland Jockey Club, which we entered into on July 1, 2010.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 42.6% for the three months ended March 31, 2011, as compared to 35.5% for the three months ended March 31, 2010, primarily due to receiving a favorable resolution for an uncertain tax position during the three months ended March 31, 2010.

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

Net cash provided by operating activities totaled $102.3 million and $93.7 million for the three months ended March 31, 2011 and 2010, respectively.  The increase in net cash provided by operating activities of $8.6 million for the three months ended March 31, 2011 compared to the corresponding period in the prior year is comprised primarily of an increase in cash receipts from customers of $71.1 million and decreases in interest and income taxes payments of $4.9 million and $6.1 million, respectively, which were partially offset by an increase in cash paid to suppliers and vendors of $55.8 million and cash paid to employees of $15.6 million. The increase in cash receipts collected from our customers of $71.1 million for the three months ended March 31, 2011 compared to the corresponding period in the prior year was primarily due to the previously discussed improvements at our Hollywood Casino properties at Penn National Race Course and Charles Town Races as well as the opening of Hollywood Casino Perryville in September 2010. Additionally, the increase in higher cash payments for operating expenses of $55.8 million for the three months ended March 31, 2011 compared to the corresponding period in the prior year was primarily due to increased expenses related to those properties mentioned above as well as less insurance proceeds received in 2011 for the fire at Hollywood Casino Joliet, which were partially offset by expense management initiatives to help mitigate the impact of the difficult operating environment.

Net cash used in investing activities totaled $79.6 million and $117.0 million for the three months ended March 31, 2011 and 2010, respectively. Net cash used in investing activities for the three months ended March 31, 2011 included expenditures for property and equipment totaling $54.5 million, acquisition of businesses and gaming licenses of $15.0 million, and investment in Kansas Entertainment of $10.2 million, all of which were partially offset by proceeds from the sale of property and equipment totaling

$0.1 million. The decrease in net cash used in investing activities of $37.4 million for the three months ended March 31, 2011 compared to the corresponding period in the prior year is primarily due to decreased expenditures for property and equipment related to the purchase of land for our proposed facility in Columbus, Ohio in 2010, which was partially offset by the acquisition of Rosecroft Raceway and costs incurred in Ohio to obtain gaming licenses in 2011 and a decrease in cash in escrow in 2010.

Net cash used in financing activities totaled $34.6 million and $47.3 million for the three months ended March 31, 2011 and 2010, respectively. Net cash used in financing activities for the three months ended March 31, 2011 included principal payments on long-term debt and on insurance financing totaling $66.0 million and $3.5 million, respectively. Both of these were partially offset by proceeds from the exercise of options totaling $3.3 million, proceeds from the issuance of long-term debt of $30.0 million, and the tax benefit from stock options exercised totaling $1.6 million. The decrease in net cash used in financing activities of $12.7 million for the three months ended March 31, 2011 compared to the corresponding period in the prior year is primarily due to the repurchase of preferred stock in 2010.

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

The following table summarizes our expected capital project expenditures by property for the fiscal year ending December 31, 2011, and actual expenditures for the three months ended March 31, 2011 (excluding licensing fees). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2011.

	Expected for	Expenditures for
	Year Ending	Three Months
	December 31,	Ended March 31,	Balance to
Property	2011	2011	Expend in 2011
	(in millions)
Hollywood Casino Toledo	$152.5	$18.6	$133.9
Hollywood Casino Columbus	82.9	2.4	80.5
Hollywood Casino at Charles Town Races	15.8	5.0	10.8
Hollywood Casino Joliet (1)	14.9	8.2	6.7
Other	15.9	5.6	10.3
Total	$282.0	$39.8	$242.2

(1)           Net of anticipated amounts to be received from insurance proceeds.

The table above excludes our share of the anticipated commitments related to our joint venture with International Speedway to develop a casino at Kansas Speedway since these amounts will be recorded within investments in and advances to unconsolidated affiliates on our consolidated balance sheet.

In November 2009, the “Ohio Jobs and Growth Plan,” a casino ballot proposal calling for an amendment to Ohio’s Constitution to authorize casinos in the state’s four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. Construction is underway for Hollywood Casino Toledo, a $300 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. The Hollywood Casino Columbus project, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is in development, with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo is anticipated to be completed in the first half of 2012 and Hollywood Casino Columbus is anticipated to be completed in the fourth quarter of 2012.

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

At Hollywood Casino Joliet, we started facility enhancements in late 2008. On March 20, 2009, the property, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. Construction on a new 1,100 space parking garage was completed in February 2010. The first phase of the new permanent land-based pavilion was opened to the public on December 22, 2010, including a steakhouse, buffet and gift shop. The final phase of the new pavilion, including a sports bar, was completed in January 2011.

During the three months ended March 31, 2011, we spent approximately $14.7 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2011 to date.

Debt

Senior Secured Credit Facility

During the three months ended March 31, 2011, our senior secured credit facility amount outstanding decreased by $36.0 million primarily due to repayments on the revolving credit facility using available cash.

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

At March 31, 2011, we were in compliance with all required financial covenants.

Outlook

Based on our current level of operations and anticipated earnings growth, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that our anticipated earnings growth will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the senior subordinated notes, to retire or redeem the senior subordinated notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the risk related to our capital structure.

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

Our senior secured credit facility had an outstanding balance of $1,553.1 million at March 31, 2011, consisting of a term loan of $1,518.1 million and an outstanding balance of $35.0 million under our revolving credit facility. The term loan has a quarterly principal payment of $354.9 million in December 2011, followed by payments of $387.8 million in March 2012, June 2012 and October 2012. The revolving credit facility matures on July 3, 2012. Our $250 million senior subordinated notes mature in March 2015 and our $325 million senior subordinated notes mature in August 2019. As always, we evaluate our options with respect to the maturity of such indebtedness. The Company is currently considering refinancing options given our term loan maturity payments due within the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at March 31, 2011 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. For interest rate swaps, the table presents settlement amounts and weighted-average interest rates by the expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2011.

	4/1/11 -	4/1/12 -	4/1/13 -	4/1/14 -	4/1/15 -			Fair Value
	3/31/12	3/31/13	3/31/14	3/31/15	3/31/16	Thereafter	Total	3/31/11
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$250,000	$325,000	$575,000	$612,875
Average interest rate	—	—	—	—	6.75%	8.75%

Other Long Term Obligations	$1,861	$1,979	$—	$—	$—	$—	$3,840	$3,840
Average interest rate	6.20%	6.20%	—	—	—	—

Variable rate	$742,625	$810,500	$—	$—	$—	$—	$1,553,125	$1,553,125
Average interest rate (1)	3.29%	3.90%	—	—	—	—

Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$10,667	$—	$—	$—	$—	$—	N/A	$10,617
Average pay rate	2.58%						N/A
Average receive rate (3)	1.54%						N/A

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)                                  Settlement amounts outstanding on interest rate swaps with a notional value of $1.24 billion.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 8: Commitments and Contingencies” in the Notes to the consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A — Risk Factors

We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any common equity securities during the three months ended March 31, 2011.

ITEM 3 — Defaults upon Senior Securities

Not applicable.

ITEM 4 — (Removed and Reserved)

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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.

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

PENN NATIONAL GAMING, INC.

May 4, 2011	By:	/s/ William J. Clifford
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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.

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