Form 10-Q
period 2011-06-30
PENN NATIONAL GAMING INC
filed 2011-08-08
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of July 28, 2011
Common Stock, par value $.01 per share	78,924,555 (includes 432,027 shares of restricted stock)

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

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$321,985	$246,385
Receivables, net of allowance for doubtful accounts of $3,581 and $3,332 at June 30, 2011 and December 31, 2010, respectively	51,822	44,463
Insurance receivable	842	—
Prepaid expenses	32,883	72,393
Deferred income taxes	25,459	25,206
Other current assets	52,494	77,506
Total current assets	485,485	465,953
Property and equipment, net	2,179,737	1,965,774
Other assets
Investment in and advances to unconsolidated affiliates	142,978	64,120
Goodwill	1,183,057	1,185,756
Other intangible assets	418,923	415,152
Debt issuance costs, net of accumulated amortization of $51,315 and $45,234 at June 30, 2011 and December 31, 2010, respectively	22,991	27,742
Loan receivable	—	230,500
Other assets	114,297	107,882
Total other assets	1,882,246	2,031,152
Total assets	$4,547,468	$4,462,879

Liabilities
Current liabilities
Current maturities of long-term debt	$3,052	$357,927
Accounts payable	19,391	17,312
Accrued expenses	92,786	101,447
Accrued interest	23,851	36,597
Accrued salaries and wages	69,271	73,432
Gaming, pari-mutuel, property, and other taxes	39,517	46,449
Insurance financing	5,677	11,602
Other current liabilities	55,472	46,763
Total current liabilities	309,017	691,529

Long-term liabilities
Long-term debt, net of current maturities	2,095,084	1,813,196
Deferred income taxes	165,815	134,572
Noncurrent tax liabilities	30,473	36,846
Other noncurrent liabilities	8,970	8,970
Total long-term liabilities	2,300,342	1,993,584

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,275 shares issued and outstanding at June 30, 2011 and December 31, 2010)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,868,643 and 78,414,022 shares issued at June 30, 2011 and December 31, 2010, respectively)	783	779
Additional paid-in capital	1,469,031	1,446,932
Retained earnings	468,368	337,940
Accumulated other comprehensive loss	(73)	(7,885)
Total shareholders’ equity	1,938,109	1,777,766
Total liabilities and shareholders’ equity	$4,547,468	$4,462,879

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues
Gaming	$622,873	$543,190	$1,231,984	$1,086,563
Food, beverage and other	94,391	84,752	179,680	165,184
Management service fee	4,037	4,012	7,354	7,206
Revenues	721,301	631,954	1,419,018	1,258,953
Less promotional allowances	(33,422)	(33,643)	(64,116)	(68,319)
Net revenues	687,879	598,311	1,354,902	1,190,634

Operating expenses
Gaming	327,033	289,621	647,789	580,482
Food, beverage and other	75,257	66,628	143,849	129,848
General and administrative	102,322	106,953	205,798	201,469
Depreciation and amortization	54,230	52,653	107,388	103,833
Impairment losses	—	30,590	—	30,726
Insurance recoveries, net of deductible charges	(11,555)	155	(13,249)	214
Total operating expenses	547,287	546,600	1,091,575	1,046,572
Income from operations	140,592	51,711	263,327	144,062

Other income (expenses)
Interest expense	(26,109)	(32,911)	(55,135)	(67,203)
Interest income	96	611	149	1,341
Gain (loss) from unconsolidated affiliates	431	(425)	(1,923)	(1,837)
Loss on early extinguishment of debt	—	(519)	—	(519)
Other	(701)	1,307	(2,344)	(14)
Total other expenses	(26,283)	(31,937)	(59,253)	(68,232)

Income from operations before income taxes	114,309	19,774	204,074	75,830
Taxes on income	38,320	12,802	76,557	32,703
Net income including noncontrolling interests	75,989	6,972	127,517	43,127
Less: Net loss attributable to noncontrolling interests	—	(2,184)	—	(2,193)
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$75,989	$9,156	$127,517	$45,320

Earnings per common share attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Basic earnings per common share	$0.79	$0.09	$1.32	$0.47
Diluted earnings per common share	$0.71	$0.09	$1.19	$0.42

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Penn National Gaming, Inc. shareholders
	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity	Income (Loss)
Balance, December 31, 2009	12,500	$—	78,972,256	$786	$1,480,476	$397,407	$(26,028)	$(565)	$1,852,076
Repurchase of preferred stock	(225)	—	—	—	(11,200)	—	—	—	(11,200)	$—
Stock option activity, including tax benefit of $288	—	—	243,734	2	13,517	—	—	—	13,519	—
Share activity	—	—	(408,790)	(3)	(9,909)	—	—	—	(9,912)	—
Restricted stock activity	—	—	165,110	—	3,221	—	—	—	3,221	—
Change in fair value of interest rate swap contracts, net of income taxes of $4,171	—	—	—	—	—	—	7,002	—	7,002	7,002
Change in fair value of corporate debt securities	—	—	—	—	—	—	744	—	744	744
Foreign currency translation adjustment	—	—	—	—	—	—	14	—	14	14
Net income (loss)	—	—	—	—	—	45,320	—	(2,193)	43,127	43,127
Balance, June 30, 2010	12,275	$—	78,972,310	$785	$1,476,105	$442,727	$(18,268)	$(2,758)	$1,898,591	$50,887

Balance, December 31, 2010	12,275	$—	78,414,022	$779	$1,446,932	$337,940	$(7,885)	$—	$1,777,766
Stock option activity, including tax benefit of $2,058	—	—	357,616	4	19,917	—	—	—	19,921	$—
Restricted stock activity	—	—	97,005	—	2,182	—	—	—	2,182	—
Change in fair value of interest rate swap contracts, net of income taxes of $3,610	—	—	—	—	—	—	6,405	—	6,405	6,405
Change in fair value of corporate debt securities	—	—	—	—	—	—	910	—	910	910
Foreign currency translation adjustment	—	—	—	—	—	—	497	—	497	497
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities, net of income taxes of $1,068	—	—	—	—	—	2,911	—	—	2,911	—
Net income	—	—	—	—	—	127,517	—	—	127,517	127,517
Balance, June 30, 2011	12,275	$—	78,868,643	$783	$1,469,031	$468,368	$(73)	$—	$1,938,109	$135,329

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Six Months Ended June 30,	2011	2010
Operating activities
Net income including noncontrolling interests	$127,517	$43,127
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	107,388	103,833
Amortization of items charged to interest expense and interest income	6,189	6,494
(Gain) loss on sale of fixed assets	(234)	937
Loss from unconsolidated affiliates	1,923	1,837
Loss on early extinguishment of debt	—	519
Loss on police services contract termination at Hollywood Casino Aurora	—	6,624
Deferred income taxes	27,592	(9,394)
Charge for stock-based compensation	12,349	13,053
Impairment losses	—	30,726
(Increase) decrease, net of businesses acquired
Accounts receivable	(2,431)	(2,323)
Insurance receivable	(709)	14,811
Prepaid expenses and other current assets	42,808	34,085
Other assets	(1,515)	7,552
Increase (decrease), net of businesses acquired
Accounts payable	1,138	1,923
Accrued expenses	(12,531)	(13,021)
Accrued interest	(2,731)	32
Accrued salaries and wages	(7,053)	(10,285)
Gaming, pari-mutuel, property and other taxes	(7,995)	(1,562)
Other current and noncurrent liabilities	5,320	2,694
Other noncurrent tax liabilities	(6,048)	(8,313)
Net cash provided by operating activities	290,977	223,349
Investing activities
Expenditures for property and equipment	(107,250)	(210,987)
Proceeds from sale of property and equipment	610	1,312
Insurance proceeds related to damaged property and equipment	—	4,821
Investment in joint ventures	(80,725)	(13,550)
Decrease (increase) in cash in escrow	30,000	(37,616)
Cash acquired, net of acquisitions of businesses and licenses	12,585	(19,150)
Net cash used in investing activities	(144,780)	(275,170)
Financing activities
Proceeds from exercise of options	7,695	2,842
Repurchase of common stock	—	(9,912)
Repurchase of preferred stock	—	(11,200)
Proceeds from issuance of long-term debt, net of issuance costs	28,670	56,750
Principal payments on long-term debt	(103,095)	(295,923)
Proceeds from insurance financing	892	—
Payments on insurance financing	(6,817)	(5,938)
Tax benefit from stock options exercised	2,058	288
Net cash used in financing activities	(70,597)	(263,093)
Net increase (decrease) in cash and cash equivalents	75,600	(314,914)
Cash and cash equivalents at beginning of year	246,385	713,118
Cash and cash equivalents at end of period	$321,985	$398,204

Supplemental disclosure
Interest expense paid	$53,313	$63,110
Income taxes paid	$28,619	$28,682

Non-cash transaction: On June 1, 2011, following the purchase of all of the outstanding debt of The M Resorts LLC in October 2010 and the receipt of requisite regulatory approvals, the Company acquired the business in exchange for the debt. This non-cash transaction at the acquisition date, resulted in the removal of the Company’s loan receivable and increased property and equipment, net, total current assets, total other assets and total current liabilities by $203.3 million, $13.7 million, $2.8 million and $17.3 million, respectively.

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of June 30, 2011, the Company owns, manages, or has ownership interests in twenty-six facilities in the following eighteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario.

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

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2010 should be read in conjunction with these consolidated financial statements.

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

Revenues are recognized net of certain sales incentives in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 605-50, “Revenue Recognition—Customer Payments and Incentives.” The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Rooms	$5,528	$5,990	$10,739	$11,960
Food and beverage	25,461	24,931	48,689	51,035
Other	2,433	2,722	4,688	5,324
Total promotional allowances	$33,422	$33,643	$64,116	$68,319

The estimated cost of providing such complimentary services for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Rooms	$2,010	$2,319	$4,024	$4,603
Food and beverage	18,645	19,001	36,264	38,195
Other	1,440	1,742	2,794	3,471
Total cost of complimentary services	$22,095	$23,062	$43,082	$46,269

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

At June 30, 2011, the Company had outstanding 12,275 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries for the three and six months ended June 30, 2011 and 2010 under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$75,989	$9,156	$127,517	$45,320
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to preferred stock	14,396	1,729	24,185	8,621
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$61,593	$7,427	$103,332	$36,699

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	78,387	78,717	78,275	78,641
Assumed conversion of dilutive employee stock-based awards	1,858	800	1,694	773
Assumed conversion of preferred stock	27,278	27,278	27,278	27,504
Diluted weighted-average common shares outstanding	107,523	106,795	107,247	106,918

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

Options to purchase 2,816,053 shares and 2,894,152 shares were outstanding during the three and six months ended June 30, 2011, respectively, but were not included in the computation of diluted EPS because they were antidilutive. Options to purchase 8,463,022 shares and 8,451,707 shares were outstanding during the three and six months ended June 30, 2010, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Calculation of basic EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$61,593	$7,427	$103,332	$36,699
Weighted-average common shares outstanding	78,387	78,717	78,275	78,641
Basic EPS	$0.79	$0.09	$1.32	$0.47

Calculation of diluted EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$75,989	$9,156	$127,517	$45,320
Diluted weighted-average common shares outstanding	107,523	106,795	107,247	106,918
Diluted EPS	$0.71	$0.09	$1.19	$0.42

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.77 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at June 30, 2011 and 2010:

Six Months Ended June 30,	2011	2010

Risk-free interest rate	2.04%	2.00%
Expected volatility	47.24%	49.18%
Dividend yield	—	—
Weighted-average expected life (years)	5.77	5.68
Forfeiture rate	5.00%	5.00%

Beginning in the fourth quarter of 2010, the Company issued cash-settled phantom stock unit awards, which vest over a period of five years.  Cash-settled phantom stock unit awards entitle employees and directors to receive cash based on the fair value of the Company’s Common Stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30 “Compensation—Stock Compensation, Awards Classified as Liabilities.” As of June 30, 2011, there was $7.6 million of total unrecognized compensation cost that will be recognized over the grants remaining vesting period. For the three and six months ended June 30, 2011, the Company recognized $0.6 million and $1.0 million, respectively, of compensation expense associated with these awards.

Additionally, in the first quarter of 2011, the Company issued stock appreciation rights to certain employees, which vest over a period of four years.  The Company’s stock appreciation rights are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed previously. As of June 30, 2011, there was $5.6 million of total unrecognized compensation cost that will be recognized over the awards remaining weighted average vesting period. For the three and six months ended June 30, 2011, the Company recognized $0.4 million and $0.7 million, respectively, of compensation expense associated with these awards.

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

Currently, the Company has a number of interest rate swap contracts in place. These contracts serve to mitigate income volatility for a portion of its variable-rate funding. In effect, these swap contracts synthetically convert the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company receives cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts’ fixed rates. These two respective obligations are net-settled periodically. The Company accounts for these swap contracts as cash flow hedges, which requires determining a division of hedge results deemed effective and deemed ineffective. However, most of the Company’s hedges were designed in such a way so as to perfectly offset specifically-defined interest payments, such that no ineffectiveness has occurred—nor would any ineffectiveness occur, as long as the forecasted cash flows of the designated hedged items and the associated swap contracts remain unchanged.  The notional value of the Company’s cash flow hedges totaled $540 million at June 30, 2011.

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at June 30, 2011.

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

Under cash flow hedge accounting, derivatives are included in the consolidated balance sheets as assets or liabilities at fair value. The interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at June 30, 2011 and December 31, 2010.

In addition, the Company had certain derivative instruments that were not designated to qualify for hedge accounting, which expired in May 2011. The periodic change in the mark-to-market of these derivative instruments had been recorded in current period earnings in interest expense in the consolidated statements of income.

Credit risk relating to derivative counterparties is mitigated by using multiple, highly rated counterparties, and the credit quality of each is monitored on an ongoing basis.  See Note 8 for additional information related to the Company’s derivatives.

3.  New Accounting Pronouncements

In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements.  In a single continuous statement, the entity would present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income, along with the total of comprehensive income in that statement.  In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of other comprehensive income would immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassed to net income or the option to present components of other comprehensive income either net of related tax effects or before related tax effects. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company is currently evaluating its options on how it will present comprehensive income upon adoption of these amendments.

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with GAAP and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the requirements of this amendment and has not yet determined its impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can legally avoid paying that jackpot (for example, by removing the gaming machine from the casino floor). Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. However, the guidance only affected the accounting for base jackpots, as the guidance uses the same principle that is applied by the Company to the incremental portion of progressive jackpots. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance was applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the guidance as of January 1, 2011, and as such, recorded a cumulative-effect adjustment, which increased retained earnings by $2.9 million.

4.  Acquisition and Other Recent Business Ventures

M Resort Transaction

On June 1, 2011, following the purchase of all of the outstanding debt of The M Resorts LLC (the “M Resort”) for $230.5 million and the receipt of requisite regulatory approvals, the Company acquired the business in exchange for the debt. The Company purchased all of the outstanding bank and subordinated debt of the M Resort in October 2010 at which time the Company also secured the right to acquire the business of the M Resort in exchange for the property’s outstanding debt obligations.  At December 31, 2010, the $230.5 million loan was recorded as a loan receivable within total other assets on the consolidated balance sheet. This non-cash transaction resulted in the removal of the Company’s loan receivable and the preliminary purchase price allocated resulted in an increase to property and equipment, net, total current assets, total other assets, and total current liabilities, by $203.3 million, $13.7 million, $2.8 million, and $17.3 million, respectively based on their estimated fair values as of June 1, 2011.  The Company is in the process of finalizing these values and, as such, the allocation of the purchase price is subject to revision.

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

Texas Joint Venture

On April 8, 2011, the Company established a joint venture that owns and operates racetracks in Texas. See Note 5 for further discussion.

Rosecroft Acquisition

On February 28, 2011, the Company completed its acquisition of Rosecroft Raceway in Oxon Hill, Maryland following the completion of a bankruptcy auction and approval of the purchase by a U.S. Bankruptcy Court judge. The Company intends to work with the legislature, local officials and Maryland horsemen to develop a financially viable model for operating the track. Rosecroft Raceway, located approximately 13 miles south of Washington, D.C., is situated on approximately 125 acres just outside the Washington I-495 Beltway in Prince George’s county.  The Rosecroft facility features a 5/8-mile standardbred racing oval track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building with dining facilities. The last live racing meet at Rosecroft Raceway was in 2008 and the facility ceased all pari-mutuel operations in June 2010.

5.  Investment In and Advances to Unconsolidated Affiliates

Investment in and advances to unconsolidated affiliates primarily includes the Company’s 50% interest in Freehold Raceway, its 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which is a joint venture with International Speedway Corporation (“International Speedway”), the Company’s 49% interest in Maryland RE & R LLC, a joint venture with MI Developments, Inc. that owns and operates the Maryland Jockey Club, and its 50% joint venture with Maxxam, Inc. (“Maxxam”) that owns and operates racetracks in Texas which is more fully described below.

Texas Joint Venture

On April 8, 2011, following final approval by the Texas Racing Commission, the Company completed its investment in a joint venture with Maxxam that owns and operates the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license for a planned racetrack in Laredo, Texas. Under the terms of the joint venture, the Company secured a 50% interest in the joint venture, which has sole ownership of the above entities including interests in 323 acres at Sam Houston Race Park, 80 acres at Valley Race Park, and an option to purchase 135 acres for the planned racetrack in Laredo, Texas.

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

The Company intends to work collaboratively with Maxxam to strengthen and enhance the existing racetrack operations as well as pursue other opportunities, including the potential for gaming operations at the pari-mutuel facilities, to maximize the overall value of the business.  As part of the agreement for the joint venture, the Company agreed to fund, upon the legalization of gaming, a loan to the joint venture for up to $375 million to cover development costs that cannot be financed through third party debt. This loan commitment is in place through December 31, 2015, however it may be extended to December 31, 2016 in order to obtain gaming referendum approval in the event gaming legislation approval has occurred prior to December 31, 2015. If the joint venture elects to utilize the loan, the rates to be paid will be LIBOR plus 800 to 900 basis points for a senior financing and an additional 500 to 600 basis points for a subordinated financing.

The Company determined that the joint venture did not qualify as a variable interest entity (“VIE”) at June 30, 2011. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the three months ended June 30, 2011, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of Maxxam. Therefore, the Company did not consolidate its investment in the joint venture at, and for the three months ended June 30, 2011.

Kansas Entertainment

Kansas Entertainment is proceeding with its construction of the planned facility. The Company and International Speedway will share equally the cost of developing and constructing the proposed facility. The Company estimates that its share of the project will be approximately $155 million. During the three and six months ended June 30, 2011, the Company funded $11.2 million and $21.4 million, respectively, for capital expenditures and other operating expenses.

Sale of Maryland Jockey Club Interest

On June 16, 2011, the Company announced that it had entered into a definitive agreement to sell its 49% joint venture interest in the Maryland Jockey Club. This transaction closed in late July which will result in a gain of approximately $20 million in the third quarter of 2011.

6.  Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)

Land and improvements	$392,725	$298,482
Building and improvements	1,705,418	1,534,117
Furniture, fixtures, and equipment	993,142	938,443
Leasehold improvements	17,151	17,089
Construction in progress	94,942	106,963
Total property and equipment	3,203,378	2,895,094
Less accumulated depreciation	(1,023,641)	(929,320)
Property and equipment, net	$2,179,737	$1,965,774

Total property and equipment increased by $308.3 million primarily due to the M Resort transaction that closed on June 1, 2011.

Depreciation expense, for property and equipment, totaled $53.4 million and $105.8 million for the three and six months ended June 30, 2011, respectively, as compared to $50.9 million and $100.4 million for the three and six months ended June 30, 2010, respectively.  Interest capitalized in connection with major construction projects was $1.0 million and $1.8 million for the three and six months ended June 30, 2011, respectively, as compared to $1.7 million and $2.8 million for the three and six months ended June 30, 2010, respectively.

7.  Goodwill and Other Intangible Assets

In accordance with ASC 350, “Intangibles-Goodwill and Other,” the Company does not amortize goodwill, rather it is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the reporting units to their carrying amount.  If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied value of goodwill for that reporting unit.  If the implied value of goodwill is less than the goodwill allocated for that reporting unit, an impairment loss is recognized.  Additionally, the Company considers its gaming license, racing permit and the majority of its trademark intangible assets as indefinite-life intangible assets that do not require amortization based on the Company’s future expectations to operate its gaming facilities indefinitely as well as the Company’s historical experience in renewing these intangible assets at minimal cost with various state gaming commissions.

A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at December 31, 2010:
Goodwill	$2,019,613
Accumulated goodwill impairment losses	(833,857)
Goodwill, net	$1,185,756
Other	(2,699)
Balance at June 30, 2011:
Goodwill	$2,016,914
Accumulated goodwill impairment losses	(833,857)
Goodwill, net	$1,183,057

The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of intangible asset at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-life intangible assets	$417,934	$—	$417,934	$412,686	$—	$412,686
Other intangible assets	49,726	48,737	989	49,600	47,134	2,466
Total	$467,660	$48,737	$418,923	$462,286	$47,134	$415,152

The Company’s intangible asset amortization expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2011, respectively, as compared to $1.7 million and $3.4 million for the three and six months ended June 30, 2010, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at June 30, 2011 (in thousands):

Remainder of 2011	$540
2012	253
2013	54
2014	54
2015	35
Thereafter	53
Total	$989

The Company’s remaining goodwill and other intangible assets by reporting unit at June 30, 2011 is shown below (in thousands):

Reporting Unit	Remaining Goodwill and other intangible assets at June 30, 2011
Hollywood Casino Lawrenceburg	$362,491
Hollywood Casino Joliet	212,857
Hollywood Casino Aurora	207,207
Argosy Casino Riverside	159,296
Black Gold Casino at Zia Park	146,096
Argosy Casino Alton	135,511
Argosy Casino Sioux City	92,795
Hollywood Casino Baton Rouge	75,521
Others	210,206
Total	$1,601,980

8.  Long-term Debt and Derivatives

Long-term debt, net of current maturities, is as follows:

	June 30, 2011	December 31, 2010
	(in thousands)

Senior secured credit facility due October 2012	$1,518,125	$1,589,125
$250 million 6 3/4% senior subordinated notes due March 2015	250,000	250,000
$325 million 8 ¾% senior subordinated notes due August 2019	325,000	325,000
Other long-term obligations	1,890	3,782
Capital leases	3,121	3,216
	2,098,136	2,171,123
Less current maturities of long-term debt	(3,052)	(357,927)
	$2,095,084	$1,813,196

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2011 (in thousands):

Within one year	$3,052
1-3 years	165
3-5 years	250,193
Over 5 years	1,844,726
Total minimum payments	$2,098,136

Senior Secured Credit Facility

The Company’s senior secured credit facility had an outstanding balance of $1,518.1 million at June 30, 2011, consisting of a term loan of $1,518.1 million. Additionally, at June 30, 2011, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $26.5 million, resulting in $614.1 million of available borrowing capacity as of June 30, 2011. The term loan had a quarterly principal payment of $354.9 million in December 2011, followed by payments of $387.8 million in March 2012, June 2012 and October 2012. The revolving credit facility was scheduled to mature on July 3, 2012.

In July 2011, the Company entered into a new $2.15 billion senior secured credit facility, which is comprised of a $700 million revolving credit facility that will mature in July 2016, a $700 million variable rate Term Loan A due in July 2016 and a $750 million variable rate Term Loan B due in July 2018. The Company utilized the proceeds of the two term loan borrowings and cash on hand to retire its existing senior secured credit facility obligation and pay transaction costs and accrued interest and fees on the retired debt.  Due to the closing of this transaction, the Company has classified the outstanding balance of its senior secured credit facility at June 30, 2011 as a long-term obligation in accordance with the guidance in ASC 470-10 “Debt-Intent and Ability to Refinance on a Long-Term Basis.”  See Note 15 for further details.

During the six months ended June 30, 2011, the senior secured credit facility amount outstanding decreased by $71.0 million primarily due to repayments on the revolving credit facility using available cash.

6 3/4% Senior Subordinated Notes

In July 2011, the Company announced its intention to redeem all of its $250 million senior subordinated notes due March 2015. See Note 15 for further details.

Covenants

The Company’s senior secured credit facility and $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility and $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes restrict, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, and otherwise restricts corporate activities.

At June 30, 2011, the Company was in compliance with all required covenants.

Interest Rate Swap Contracts

In accordance with the terms of its senior secured credit facility that was outstanding at June 30, 2011, the Company was required to enter into fixed-rate debt or interest rate swap agreements in an amount equal to 50% of the Company’s consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the senior secured credit facility.

The effect of derivative instruments on the consolidated statement of income for the three months ended June 30, 2011 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap contracts	$(332)	Interest expense	$(3,625)	None	$—
Total	$(332)		$(3,625)		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative

Interest rate swap contracts	Interest expense	$(1)
Total		$(1)

The effect of derivative instruments on the consolidated statement of income for the six months ended June 30, 2011 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap contracts	$(672)	Interest expense	$(8,173)	None	$—
Total	$(672)		$(8,173)		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative

Interest rate swap contracts	Interest expense	$(4)
Total		$(4)

The effect of derivative instruments on the consolidated statement of income for the three months ended June 30, 2010 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap contracts	$(2,792)	Interest expense	$(6,364)	None	$—
Total	$(2,792)		$(6,364)		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative

Interest rate swap contracts	Interest expense	$(4)
Total		$(4)

The effect of derivative instruments on the consolidated statement of income for the six months ended June 30, 2010 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap contracts	$(10,178)	Interest expense	$(12,859)	None	$—
Total	$(10,178)		$(12,859)		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative

Interest rate swap contracts	Interest expense	$(38)
Total		$(38)

In addition, during the three and six months ended June 30, 2011, the Company amortized $0.6 million and $2.5 million, respectively, in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, “Derivatives and Hedging,” as compared to $4.2 million and $8.5 million for the three and six months ended June 30, 2010, respectively.

In the coming twelve months, the Company anticipates that losses of approximately $4.6 million will be reclassified from OCI to earnings, as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable funding being hedged.

The following table sets forth the fair value of the interest rate swap contract liabilities included in accrued interest within the consolidated balance sheets at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	(in thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued interest	$4,645	Accrued interest	$13,034
Total derivatives designated as hedging instruments		$4,645		$13,034

Derivatives not designated as hedging instruments
Interest rate swap contracts	Accrued interest	$—	Accrued interest	$3,712
Total derivatives not designated as hedging instruments		$—		$3,712

Total derivatives		$4,645		$16,746

9.  Income Taxes

A reconciliation of the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2011	$36,846
Additions based on current year positions	661
Reductions based on prior year positions	(1,397)
Decreases due to settlements and/or reduction in liabilities	(7,317)
Currency translation adjustments	1,680
Balance at June 30, 2011	$30,473

The decrease in the Company’s liability for unrecognized tax benefits during the six months ended June 30, 2011 was primarily due to the reversal of previously recorded unrecognized tax benefit reserves in the second quarter of 2011 for years that either the statue of limitations has lapsed in 2011 or that have been favorably settled.

The Company’s effective tax rate (income taxes as a percentage of income from operations before income taxes) decreased to 33.5% and 37.5% for the three and six months ended June 30, 2011, respectively, as compared to 64.7% and 43.1% for the three and six months ended June 30, 2010, respectively, primarily due to the reversal of previously recorded unrecognized tax benefit reserves in the second quarter of 2011 for years that either the statue of limitations has lapsed in 2011 or that have been favorably settled plus the impairment charge in the second quarter of 2010 on the Company’s Columbus property which had an unfavorable impact to the Company’s effective rate by lowering income from operations before income taxes.

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

On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the Four Casinos to continue paying the 3% tax surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the Four Casinos filed suit in the Court, asking it to declare the law unconstitutional. The 3% tax surcharge being paid pursuant to Public Act No. 95-1008 was being paid into a protest fund where it accrued interest. The defendants filed a motion to dismiss, which was granted on August 17, 2009. The Four Casinos appealed the dismissal and filed motions to keep the payments in the protest fund while the appeal is being litigated. The motion to keep the monies in the protest fund was denied and the funds were released to the racetracks, however, the funds are subject to the order issued by the Seventh Circuit Court of Appeals described below. On January 27, 2011, the Illinois appellate court affirmed the trial court’s dismissal of this case.  Hollywood Casino Joliet and Hollywood Casino Aurora asked the Illinois Supreme Court to hear an appeal of this dismissal and this request was denied. The payment of the 3% tax surcharge under the 2008 statute ended on July 14, 2011 with the opening of the new casino in Des Plaines, Illinois. See Note 15 for further details.

On June 12, 2009, the Four Casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund, racetrack owner John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c),(d) (“RICO”), based on an illegal scheme to secure the enactment of the 3% tax surcharge legislation in exchange for the payment of money by Johnston and entities controlled by him. The Four Casinos also seek to impose a constructive trust over all funds paid under the tax surcharge, and therefore all of the Illinois racetracks are named as parties to the lawsuit. The defendants in the RICO case filed motions to dismiss. On December 7, 2009, the district court denied the motions to dismiss the RICO count, but it granted the motion to dismiss the constructive trust count, stating that it did not have jurisdiction in this case to impose the constructive trust. The Four Casinos appealed this dismissal to the Seventh Circuit Court of Appeals, which affirmed the dismissal in an en banc opinion. The appellate court has ordered that any monies disbursed to the tracks be maintained by the tracks in a constructive trust until the appeal has been decided. The Four Casinos have requested the U.S. Supreme Court to continue the temporary restraining order to keep the monies in a constructive trust until it decides whether to grant a petition for certiorari. Since the passing of House Bill 1918 into law, Hollywood Casino Joliet and Hollywood Casino Aurora have recognized approximately $54.8 million in expense as a result of the 3% tax surcharge, including $2.6 million and $5.1 million during the three and six months ended June 30, 2011, respectively. The 3% tax surcharge is included in gaming expense within the consolidated statements of income.

On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company’s Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that the Company’s disclosure practices relative to the proposed transaction with Fortress Investment Group LLC and Centerbridge Partners, L.P. and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint was amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and the court granted the motion and dismissed the complaint with prejudice. The plaintiffs filed a motion for reconsideration, which was denied on October 21, 2009. The plaintiffs subsequently appealed the dismissal to the Fourth Circuit Court of Appeals and an oral argument was heard on October 26, 2010. On March 14, 2011, the Fourth Circuit Court of Appeals affirmed the decision of the lower court. The plaintiffs have requested the U.S. Supreme Court to consider an appeal of the decision.

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

On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC (“HV”) in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the “Contract”) that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG’s alleged breach based on a Guaranty Agreement signed by the

Company. Both cases were consolidated. Following extensive discovery and briefings, on July 23, 2010, the court granted KPG’s motion for summary judgment and dismissed HV’s claim. KPG filed a motion requesting reimbursement of the attorneys’ fees and costs incurred in litigating this case pursuant to the terms of the Contract and was awarded approximately $0.9 million.  HV is appealing both rulings of the district court.

On March 11, 2011, CD Gaming Ventures, LLC (“CD Gaming”), a wholly-owned subsidiary of the Company and developer of the Columbus casino, filed suit in U.S. District Court against the City of Columbus (the “City”), Columbus officials, Franklin County and County officials. The lawsuit alleged that the City, Franklin County and various city and county officials violated the Company’s rights under the U.S. and Ohio Constitutions, principally by removing preexisting sewer and water service in an effort to force annexation of the constitutionally-authorized casino site into the City. CD Gaming asked the court for an injunction preventing the City and the county from denying water and sewer service to the casino site and also sought monetary damages.  On May 24, 2011, the City and CD Gaming announced they had reached a contingent agreement, subject to final documentation, that would result in the annexation of the casino site into the City in exchange for water and sewer service and other considerations.  The agreement was conditioned, among other things, on the sale of real estate previously purchased by the Company in downtown Columbus for $11 million and an acceptable settlement agreement with certain affiliates of the Columbus Dispatch.  A sale agreement for the real estate in downtown Columbus has been executed and is scheduled to close on August 23, 2011 and a release and settlement agreement has now been finalized with certain affiliates of the Columbus Dispatch.

11.  Subsidiary Guarantors

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

Condensed consolidating balance sheets at June 30, 2011 and December 31, 2010 and condensed consolidating statements of income for the three and six months ended June 30, 2011 and 2010, and condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010 for Penn, the subsidiary guarantors of the senior secured credit facility and the subsidiary non-guarantors are presented below.

The Company’s $250 million 6 3/4% senior subordinated notes and $325 million 8 3/4% senior subordinated notes are not guaranteed by the Company’s subsidiaries.

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Senior Secured Credit Facility
At June 30, 2011
Condensed Consolidating Balance Sheet
Total current assets	$151,664	$293,513	$41,027	$(719)	$485,485
Property and equipment, net	15,226	1,937,696	226,815	—	2,179,737
Total other assets	3,851,307	4,956,449	240,403	(7,165,913)	1,882,246
Total assets	$4,018,197	$7,187,658	$508,245	$(7,166,632)	$4,547,468
Total current liabilities	$13,365	$270,230	$26,139	$(717)	$309,017
Total long-term liabilities	2,066,724	3,149,356	32,248	(2,947,986)	2,300,342
Total shareholders’ equity	1,938,108	3,768,072	449,858	(4,217,929)	1,938,109
Total liabilities and shareholders’ equity	$4,018,197	$7,187,658	$508,245	$(7,166,632)	$4,547,468
Three Months Ended June 30, 2011
Condensed Consolidating Statement of Income
Net revenues	$—	$648,907	$38,972	$—	$687,879
Total operating expenses	25,294	486,304	35,689	—	547,287
(Loss) income from operations	(25,294)	162,603	3,283	—	140,592
Other income (expenses)	18,275	(44,243)	(315)	—	(26,283)
(Loss) income from operations before income taxes	(7,019)	118,360	2,968	—	114,309
Taxes on income	(13,421)	50,463	1,278	—	38,320
Net income	$6,402	$67,897	$1,690	$—	$75,989
Six Months Ended June 30, 2011
Condensed Consolidating Statement of Income
Net revenues	$—	$1,277,896	$77,006	$—	$1,354,902
Total operating expenses	51,307	968,545	71,723	—	1,091,575
(Loss) income from operations	(51,307)	309,351	5,283	—	263,327
Other income (expenses)	27,181	(83,344)	(3,090)	—	(59,253)
(Loss) income from operations before income taxes	(24,126)	226,007	2,193	—	204,074
Taxes on income	(22,798)	97,803	1,552	—	76,557
Net (loss) income	(1,328)	128,204	641	0	127,517
Six Months Ended June 30, 2011
Condensed Consolidating Statement of Cash Flows
Net cash provided by operating activities	$199,268	$9,620	$82,089	$—	$290,977
Net cash used in investing activities	(1,322)	(2,373)	(141,085)	—	(144,780)
Net cash (used in) provided by financing activities	(69,335)	(2,048)	786	—	(70,597)
Net increase (decrease) in cash and cash equivalents	128,611	5,199	(58,210)	—	75,600
Cash and cash equivalents at beginning of year	6,276	157,992	82,117	—	246,385
Cash and cash equivalents at end of period	$134,887	$163,191	$23,907	$—	$321,985

	Penn	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Senior Secured Credit Facility
At December 31, 2010
Condensed Consolidating Balance Sheet
Total current assets	$31,422	$261,768	$131,204	$41,559	$465,953
Property and equipment, net	15,328	1,775,913	174,533	—	1,965,774
Total other assets	3,848,412	5,042,516	167,466	(7,027,242)	2,031,152
Total assets	$3,895,162	$7,080,197	$473,203	$(6,985,683)	$4,462,879
Total current liabilities	$355,018	$293,588	$1,370	$41,553	$691,529
Total long-term liabilities	1,762,379	3,159,736	45,024	(2,973,555)	1,993,584
Total shareholders’ equity	1,777,765	3,626,873	426,809	(4,053,681)	1,777,766
Total liabilities and shareholders’ equity	$3,895,162	$7,080,197	$473,203	$(6,985,683)	$4,462,879
Three Months Ended June 30, 2010
Condensed Consolidating Statement of Income
Net revenues	$—	$590,706	$7,605	$—	$598,311
Total operating expenses	21,466	484,084	41,050	—	546,600
(Loss) income from operations	(21,466)	106,622	(33,445)	—	51,711
Other income (expenses)	34,917	(66,695)	(159)	—	(31,937)
Income (loss) from operations before income taxes	13,451	39,927	(33,604)	—	19,774
Taxes on income	(8,046)	32,154	(11,306)	—	12,802
Net income (loss) including noncontrolling interests	21,497	7,773	(22,298)	—	6,972
Less: Net loss attributable to noncontrolling interests	—	—	(2,184)	—	(2,184)
Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$21,497	$7,773	$(20,114)	$—	$9,156
Six Months Ended June 30, 2010
Condensed Consolidating Statement of Income
Net revenues	$—	$1,176,084	$14,550	$—	$1,190,634
Total operating expenses	44,344	954,786	47,442	—	1,046,572
(Loss) income from operations	(44,344)	221,298	(32,892)	—	144,062
Other income (expenses)	46,323	(113,567)	(988)	—	(68,232)
Income (loss) from operations before income taxes	1,979	107,731	(33,880)	—	75,830
Taxes on income	(17,948)	65,827	(15,176)	—	32,703
Net income (loss) including noncontrolling interests	19,927	41,904	(18,704)	—	43,127
Less: Net loss attributable to noncontrolling interests	—	—	(2,193)	—	(2,193)
Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$19,927	$41,904	$(16,511)	$—	$45,320
Six Months Ended June 30, 2010
Condensed Consolidating Statement of Cash Flows
Net cash provided by (used in) operating activities	$272,657	$192,059	$(241,367)	$—	$223,349
Net cash used in investing activities	(1,316)	(199,610)	(74,244)	—	(275,170)
Net cash used in financing activities	(261,554)	(1,539)	—	—	(263,093)
Net increase (decrease) in cash and cash equivalents	9,787	(9,090)	(315,611)	—	(314,914)
Cash and cash equivalents at beginning of year	6,385	145,519	561,214	—	713,118
Cash and cash equivalents at end of period	$16,172	$136,429	$245,603	$—	$398,204

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

Loan Receivable

On June 1, 2011, following the purchase of all of the outstanding debt of the M Resort for $230.5 million and the receipt of requisite regulatory approvals, the Company acquired the business in exchange for the debt. The Company purchased all of the outstanding bank and subordinated debt of the M Resort in October 2010 at which time the Company also secured the right to acquire the business of the M Resort in exchange for the property’s outstanding debt obligations.  At December 31, 2010, the $230.5 million loan was recorded as a loan receivable within total other assets on the consolidated balance sheet.  See Note 4 for further information.

Long-term Debt

The fair value of the Company’s senior secured credit facility approximates its carrying value, as it is variable-rate debt. The fair value of the Company’s senior subordinated notes is estimated based on quoted prices in active markets for identical instruments. The fair value of the Company’s other long-term obligations approximates its carrying value.

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at June 30, 2011. The interest rate swap contracts are measured at fair value on a recurring basis.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$321,985	$321,985	$246,385	$246,385
Investment in corporate debt securities	6,720	6,720	5,828	5,828
Loan receivable	—	—	230,500	230,500
Financial liabilities:
Long-term debt
Senior secured credit facility	1,518,125	1,518,125	1,589,125	1,589,125
Senior subordinated notes	575,000	604,375	575,000	612,875
Other long-term obligations	1,890	1,890	3,782	3,782
Interest rate swap contracts	4,645	4,645	16,746	16,746

13.  Fair Value Measurements

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

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2011 and December 31, 2010 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2011 Total
Assets:
Investment in corporate debt securities	Other assets	$6,720	$—	$—	$6,720

Liabilities:
Interest rate swap contracts	Accrued interest	—	4,645	—	4,645

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010 Total
Assets:
Investment in corporate debt securities	Other assets	$5,828	$—	$—	$5,828

Liabilities:
Interest rate swap contracts	Accrued interest	—	16,746	—	16,746

The valuation technique used to measure the fair value of the investment in corporate debt securities and interest rate swap contracts was the market approach. See Note 12 for a description of the inputs used in calculating the fair value measurements of investment in corporate debt securities and interest rate swap contracts. Although the Company has determined that the majority of the inputs used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap contracts and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap contracts are classified in Level 2 of the fair value hierarchy.

Certain long-lived assets are measured at fair value on a non-recurring basis and are not included in the previous tables. The amounts below represent the assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2010 that are still held on the consolidated balance sheet (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2011 Total	Total Reduction in Fair Value Recorded at June 30, 2010
Assets:
Long-lived assets	Other assets	$—	$17,310	$—	$17,310	$(30,726)
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

14.  Insurance Recoveries and Deductibles

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

To date, the Company has received $81.2 million in insurance proceeds related to the fire at Hollywood Casino Joliet, with $16.9 million and $18.6 million received during the three and six months ended June 30, 2011, respectively. As the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet in 2010, the Company recorded a pre-tax gain of $16.8 million and $18.5 million during the three and six months ended June 30, 2011, respectively.  During the second quarter of 2011, the insurance claim for the fire at Hollywood Casino Joliet was settled and as such no further proceeds will be received.

Hollywood Casino Tunica Flood

On May 1, 2011, Hollywood Casino Tunica was forced to close as a result of flooding by the Mississippi River. Due to the flooding, access to the property was temporarily cut off and the property sustained minor damage. The property reopened on May 25, 2011.

At the time of the flood, the Company carried property insurance coverage with a flood limit of $300 million for both property damage and business interruption applicable to this event.  This coverage included a $5 million property damage and two day business interruption deductible for the peril of flood. During the three and six months ended June 30, 2011, the Company recorded a $5.2 million pre-tax loss for the insurance deductibles for property damage and business interruption.

15.  Subsequent Events

On July 14, 2011, the Company entered into a new $2.15 billion senior secured credit facility, which is comprised of a $700 million revolving credit facility that will mature in July 2016, a $700 million variable rate Term Loan A due in July 2016 and a $750 million variable rate Term Loan B due in July 2018. The interest rates payable on the facilities are based on the leverage ratios of the Company as defined in the debt agreements, however, based on current borrowing levels, the Company will pay LIBOR plus 175 basis points on the revolver and Term Loan A and LIBOR plus 275 basis points on Term Loan B (subject to a 1% LIBOR floor). The Company utilized the proceeds of the two term loan borrowings and cash on hand to retire its existing senior secured credit facility obligation and pay transaction costs and accrued interest and fees on the retired debt. In addition, in July 2011, the Company announced its intention to redeem all of its $250 million senior subordinated notes that will be completed in the third quarter. The redemption price is $1,022.50 per $1,000 principal amount, plus accrued and unpaid interest.  The Company intends to fund the redemption of the $250 million senior subordinated notes from its new $700 million revolving credit facility.  The Company anticipates recording a debt extinguishment loss of approximately $18 million in the third quarter of 2011 related to debt issuance costs write-offs and the call premium on the $250 million senior subordinated notes.  However, the Company also anticipates lower levels of interest expense prospectively on its current borrowing levels due to the current low interest rate environment.

On July 18, 2011, the tenth licensed casino in Illinois opened in the city of Des Plaines. As previously disclosed in our Form 10-K for the year ended December 31, 2010, this facility is a new source of competition for our Hollywood Casino Joliet and Hollywood Casino Aurora properties and is anticipated to have a negative impact on these properties’ financial results. However, the 3% tax surcharge Hollywood Casino Joliet and Hollywood Casino Aurora have had to pay to subsidize local racing horse interests is no longer required to be paid as the new facility is now open. These two properties paid a 3% tax surcharge of $2.6 million and $5.1 million during the three and six months ended June 30, 2011, respectively.

In July 2011, the Company entered into a new interim agreement with the Ontario Lottery and Gaming Corporation (“OLGC”) for the operation of the Casino Rama facility through March 31, 2012.  The earlier operating agreement was due to expire on August 1, 2011.  The OLGC is currently in the process of evaluating bids on a new five year operating contract for the facility (with bids required to include operating fees that do not exceed $5 million per year).

As discussed in Note 5, the Company finalized an agreement to sell its joint venture interest in the Maryland Jockey Club.  This transaction will result in a gain of approximately $20 million in the third quarter of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of June 30, 2011, we own, manage, or have ownership interests in twenty-six facilities in the following eighteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. We believe that our portfolio of assets provides us with diversified cash flow from operations.

We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company, Black Gold Casino at Zia Park, Sanford-Orlando Kennel Club and The M Resorts LLC (the “M Resort”) in June 2011), greenfield projects (such as at Hollywood Casino at Penn National Race Course and Hollywood Slots Hotel and Raceway, and most recently Hollywood Casino Perryville, which opened on September 27, 2010 and was Maryland’s first casino, as well as our proposed facilities in Ohio and joint venture in Kansas) and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg).

The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines and, to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fee from Casino Rama, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.

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

Executive Summary

Economic conditions continue to impact the overall domestic gaming industry as well as operating results at certain of our properties. We believe that the current economic conditions, including, but not limited to, high unemployment levels, low levels of consumer confidence, weakness in the housing and consumer credit markets and increased stock market volatility, have resulted in reduced levels of discretionary consumer spending compared to historical levels. In order to mitigate the impact of these conditions, we have increasingly focused on cost management, such as monitoring staff levels and establishing effective marketing programs, to continue to generate strong cash flow.

Even though the current economic environment has been challenging, we believe our strengths include our relatively low leverage ratios compared to the regional casino companies that we directly compete with and the ability of our operations to generate positive cash flow. These two factors have allowed us to develop what we believe to be attractive future growth opportunities in new regional gaming markets. We have also made investments in joint ventures and certain racetrack operations that we believe may allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions.

Financial Highlights:

The major factors affecting our results for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, were:

•                  Opening of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, which led to increased attendance levels at these properties and table game revenues of $38.3 million and $10.0 million, respectively, during the three months ended June 30, 2011.

•                  Opening of Hollywood Casino Perryville on September 27, 2010, which had net revenues and income from operations of $29.6 million and $3.8 million, respectively, for the three months ended June 30, 2011.

•                  Excluding Hollywood Casino Perryville and the M Resort, management’s continued focus on cost management which contributed to improved operating margins at 14 of our 15 gaming facilities.

•                  Impairment loss for $30.5 million in the second quarter of 2010 for the land held for sale in Columbus, Ohio.

•                  Closure of Hollywood Casino Tunica from May 1, 2011 to May 25, 2011 due to flooding.

•              Insurance recoveries, net of deductible charges, totaled $11.6 million during the three months ended June 30, 2011 which was comprised of a pre-tax insurance gain of $16.8 million for the fire at Hollywood Casino Joliet, partially offset by a pre-tax insurance charge of $5.2 million for the flood at Hollywood Casino Tunica.

•                  Police services contract termination charge in the second quarter of 2010 for $6.6 million at Hollywood Casino Aurora.

•                  Reversal of previously recorded unrecognized tax benefit reserves in the second quarter of 2011 for years that either the statue of limitations has lapsed in 2011 or that have been favorably settled.

•              Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries increased by $66.8 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to the variances explained above, as well as decreased interest expense, decreased foreign currency translation losses of $1.8 million for the three months ended June 30, 2011, and increased income taxes.

Other Developments:

The following are recent developments that have had or will have an impact on us:

•                  In July 2011, we entered into a new $2.15 billion senior secured credit facility which is comprised of a $700 million revolving credit facility that will mature in July 2016, a $700 million variable rate Term Loan A due in July 2016 and a $750 million variable rate Term Loan B due in July 2018.  We utilized the proceeds of the two term loan borrowings and cash on hand to retire our existing senior secured credit facility obligation and pay transaction costs and accrued interest and fees on the retired debt. In addition, we announced our intention to redeem all of our $250 million senior subordinated notes in July 2011.  The redemption price is $1,022.50 per $1,000 principal amount, plus accrued and unpaid interest.  We intend to fund the redemption of the $250 million senior subordinated notes from our new $700 million revolving credit facility. We anticipate recording a debt extinguishment loss of $18 million in the third quarter of 2011 related to debt issuance cost write-offs and the call premium on the $250 million senior subordinated notes.  However, we also anticipate lower levels of interest expense prospectively on our current borrowing levels due to the current low interest rate environment.  See Note 15 for further details.

•                  Following the purchase of all of the outstanding debt of the M Resort for $230.5 million and the receipt of requisite regulatory approvals, we acquired the business in exchange for the debt on June 1, 2011. We purchased all of the outstanding bank and subordinated debt of the M Resort in October 2010 at which time we also secured the right to acquire the business of the M Resort in exchange for the property’s outstanding debt obligations.  The M Resort contributed net revenues and income from operations of $14.8 million and $0.5 million, respectively, for the three months ended June 30, 2011.

•                  The Hollywood Casino Columbus project, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is under construction, with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. We expect that Hollywood Casino Columbus will be completed as originally contemplated in the fourth quarter of 2012. Construction is underway for Hollywood Casino Toledo, a $300 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo is anticipated to be completed in the first half of 2012.

•                  CD Gaming Ventures, LLC (“CD Gaming”), a wholly-owned subsidiary of the Company and developer of the Columbus casino, filed suit in U.S. District Court against the City of Columbus (the “City”), Columbus officials, Franklin County and County officials in March 2011. The lawsuit alleged that the City, Franklin County and various city and county officials violated our rights under the U.S. and Ohio Constitutions, principally by removing preexisting sewer and water service in an effort to force annexation of the constitutionally-authorized casino site into the City. CD Gaming asked the court for an injunction preventing the City and the county from denying water and sewer service to the casino site and also sought monetary damages. On May 24, 2011, the City and CD Gaming announced they had reached a contingent agreement, subject to final documentation, that would result in the annexation of the casino site into the City in exchange for water and sewer service and other considerations. The agreement was conditioned, among other things, on the sale of real estate previously purchased by the Company in downtown Columbus for $11 million and an acceptable settlement agreement with certain affiliates of the Columbus Dispatch.  A sale agreement for the real estate in downtown Columbus has been executed and is scheduled to close on August 23, 2011 and a release and settlement agreement has now been finalized with certain affiliates of the Columbus Dispatch.  Construction has continued on our planned $400 million Hollywood Casino Columbus project, which we expect to open in the fourth quarter of 2012.

•                  In June 2011, we reached an agreement in principle with the State of Ohio that will provide greater clarity regarding our total state tax burden and future competition, and establishes the framework, including licensing fees, tax structure and minimal capital expenditures, for the placement of video lottery terminals at the state’s seven racetracks.  In addition, the State Legislature authorized the Racing Commission to permit the potential relocation of existing racetracks to Youngstown and Dayton, which we plan to pursue with our Raceway Park and Beulah Park licenses in Toledo and Grove City.

•                  A new approximately $445 million casino opened on July 18, 2011 in Des Plaines, Illinois. As a result, Hollywood Casino Joliet and Hollywood Casino Aurora face additional competition as the facility is located in the suburban area northwest of Chicago and we expect their financial results to be negatively impacted.  However, the 3% tax surcharge that these casinos paid to subsidize local racing horse interests will no longer be incurred as the new facility is now open. See Note 15 for further details.

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

•                  On June 16, 2011, we announced that we had entered into a definitive agreement to sell our 49% joint venture interest in the Maryland Jockey Club. This transaction closed in late July 2011 and will result in a gain of approximately $20 million in the third quarter of 2011.

•                  We closed the transaction to enter into a joint venture that owns and operates the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas and a license for a planned racetrack in Laredo, Texas on April 8, 2011, following final approval by the Texas Racing Commission and the satisfaction of certain closing conditions. We intend to work collaboratively with Maxxam, Inc., our joint venture partner, to strengthen and enhance the existing racetrack operations as well as pursue other opportunities, including the potential for gaming operations at the pari-mutuel facilities, to maximize the overall value of the business.

•                  We completed our acquisition of Rosecroft Raceway in Oxon Hill, Maryland on February 28, 2011 following the completion of a bankruptcy auction and approval of the purchase by a U.S. Bankruptcy Court judge. We intend to work with the legislature, local officials and Maryland horsemen to develop a financially viable model for operating the track. Rosecroft Raceway, located approximately 13 miles south of Washington, D.C., is situated on approximately 125 acres just outside the Washington I-495 Beltway in Prince George’s county.  The Rosecroft facility features a 5/8-mile standardbred racing oval track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building with dining facilities. The last live racing meet at Rosecroft Raceway was in 2008 and the facility ceased all pari-mutuel operations in June 2010.

•                  Hollywood Casino Joliet, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility on March 20, 2009. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. In December 2010, the first phase of the new permanent land-based pavilion was opened to the public and in January 2011 the final phase, including a sports bar, was completed. At the time of the fire, we carried a builders’ risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders’ risk insurance policy included a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, we carried comprehensive business interruption and property damage insurance for the operational components of Hollywood Casino Joliet with an overall limit of $228 million. The operational insurance policy included a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire. To date, we have received $81.2 million in insurance proceeds related to the fire at Hollywood Casino Joliet, with $16.9 million and $18.6 million received during the three and six months ended June 30, 2011, respectively. As the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet in 2010, we recorded a pre-tax gain of $16.8 million and $18.5 million during the three and six months ended June 30, 2011, respectively. During the second quarter of 2011, the insurance claim for the fire at Hollywood Casino Joliet was settled and as such no further proceeds will be received.

•                  On May 1, 2011, Hollywood Casino Tunica was forced to close as a result of flooding by the Mississippi River. Due to the flooding, access to the property was temporarily closed and the property sustained minor damage. The property was able to reopen on May 25, 2011. At the time of the flood, we carried property insurance coverage with a flood limit of $300 million for both property damage and business interruption applicable to this event.  This coverage included a $5 million property damage and two day business interruption deductible for the peril of flood. During the three and six months ended June 30, 2011, we recorded a $5.2 million pre-tax loss for the insurance deductibles for property damage and business interruption.

•                  In July 2011, the Company entered into a new interim agreement with the Ontario Lottery and Gaming Corporation (“OLGC”) for the operation of the Casino Rama facility through March 31, 2012.  The earlier operating agreement was due to expire on August 1, 2011.  The OLGC is currently in the process of evaluating bids on a new five year operating contract for the facility (with bids required to include operating fees that do not exceed $5 million per year).

•                  A proposed $400 million casino in Cincinnati, Ohio, which is the primary market for our Lawrenceburg property, is anticipated to open in 2013. The opening of this casino is expected to negatively impact the financial results of Hollywood Casino Lawrenceburg. In addition, zoning was approved by voters in November 2010 for a proposed casino complex at the Arundel Mills mall in Anne Arundel, Maryland. Construction of a temporary facility in 2012 is being targeted by the developer and dependent on market conditions, followed by the construction of a permanent casino. The opening of this casino is expected to negatively impact the financial results of Hollywood Casino at Charles Town Races.

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

For further information on our critical accounting policies and estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change to these policies for the six months ended June 30, 2011.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as the recent opening of Hollywood Casino Perryville in Maryland and the anticipated openings in Kansas and Ohio), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course) and expansions/improvements of existing properties.

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

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Kansas where we anticipate opening a casino through a joint venture in the first quarter of 2012, in Ohio where we have plans to open two casinos, one in Toledo in the first half of 2012 and the other in Columbus which we expect to open in the fourth quarter of 2012, and in Maryland where we opened Hollywood Casino Perryville on September 27, 2010, the first casino in the state) and potential competitive threats to business at our existing properties (such as the introduction of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, an additional casino in Illinois which opened on July 18, 2011, anticipated gaming expansion in Baton Rouge, Louisiana, and the introduction of tavern licenses in several states). Legalized gaming from Native American casinos can also have a significant competitive effect.

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

The results of operations for the three and six months ended June 30, 2011 and 2010 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Gaming	$622,873	$543,190	$1,231,984	$1,086,563
Food, beverage and other	94,391	84,752	179,680	165,184
Management service fee	4,037	4,012	7,354	7,206
Revenues	721,301	631,954	1,419,018	1,258,953
Less promotional allowances	(33,422)	(33,643)	(64,116)	(68,319)
Net revenues	687,879	598,311	1,354,902	1,190,634

Operating expenses:
Gaming	327,033	289,621	647,789	580,482
Food, beverage and other	75,257	66,628	143,849	129,848
General and administrative	102,322	106,953	205,798	201,469
Depreciation and amortization	54,230	52,653	107,388	103,833
Impairment losses	—	30,590	—	30,726
Insurance recoveries, net of deductible charges	(11,555)	155	(13,249)	214
Total operating expenses	547,287	546,600	1,091,575	1,046,572
Income from operations	$140,592	$51,711	$263,327	$144,062

The results of operations by property for the three and six months ended June 30, 2011 and 2010 are summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended June 30,	2011	2010	2011	2010
	(in thousands)

Hollywood Casino at Charles Town Races (1)	$148,737	$112,365	$43,005	$26,034
Hollywood Casino Lawrenceburg	109,975	110,165	27,293	23,814
Hollywood Casino at Penn National Race Course (1)	86,423	79,974	15,184	8,186
Hollywood Casino Aurora	43,360	41,889	12,931	3,632
Hollywood Casino Joliet	38,924	34,408	22,716	6,406
Argosy Casino Riverside	49,670	47,483	14,988	13,200
Hollywood Casino Baton Rouge	29,436	29,007	9,543	8,183
Argosy Casino Alton	18,106	18,138	3,635	2,320
Hollywood Casino Tunica (2)	13,646	21,916	(3,072)	4,207
Hollywood Casino Bay St. Louis	21,632	22,123	1,406	516
Argosy Casino Sioux City	14,795	13,824	4,719	3,929
Boomtown Biloxi	17,331	17,110	1,701	969
Hollywood Slots Hotel and Raceway	17,279	17,541	742	112
Bullwhackers	3,040	4,829	336	(460)
Black Gold Casino at Zia Park	21,791	20,064	6,448	5,590
Hollywood Casino Perryville (3)	29,590	—	3,796	(637)
M Resort (4)	14,795	—	542	—
Casino Rama management service contract	4,037	4,012	3,653	3,687
Raceway Park	1,792	1,854	(405)	(368)
Sanford-Orlando Kennel Club	1,653	1,609	(51)	(30)
Beulah Park (5)	1,867	—	(698)	—
Rosecroft Raceway (6)	—	—	(725)	—
Corporate overhead	—	—	(27,095)	(57,579)
Total	$687,879	$598,311	$140,592	$51,711

	Net Revenues		Income (loss) from Operations
Six Months Ended June 30,	2011	2010	2011	2010
	(in thousands)

Hollywood Casino at Charles Town Races (1)	$288,629	$215,580	$81,710	$48,115
Hollywood Casino Lawrenceburg	220,951	221,211	54,552	48,100
Hollywood Casino at Penn National Race Course (1)	169,279	155,584	27,114	15,002
Hollywood Casino Aurora	85,647	85,878	25,774	14,631
Hollywood Casino Joliet	77,926	70,452	28,943	12,427
Argosy Casino Riverside	97,860	96,202	29,383	27,540
Hollywood Casino Baton Rouge	60,067	59,556	20,667	17,674
Argosy Casino Alton	36,336	36,756	7,300	5,106
Hollywood Casino Tunica (2)	34,181	44,278	1,443	9,186
Hollywood Casino Bay St. Louis	43,443	43,453	3,355	998
Argosy Casino Sioux City	29,865	28,498	9,597	8,354
Boomtown Biloxi	36,184	35,317	4,348	3,157
Hollywood Slots Hotel and Raceway	32,568	33,766	620	(295)
Bullwhackers	6,003	9,712	265	(1,060)
Black Gold Casino at Zia Park	44,381	40,690	13,103	11,624
Hollywood Casino Perryville (3)	57,345	—	6,757	(775)
M Resort (4)	14,795	—	542	—
Casino Rama management service contract	7,354	7,206	6,678	6,496
Raceway Park	3,147	3,165	(628)	(606)
Sanford-Orlando Kennel Club	3,255	3,330	161	37
Beulah Park (5)	5,686	—	(1,582)	—
Rosecroft Raceway (6)	—	—	(1,057)	—
Corporate overhead	—	—	(55,718)	(81,649)
Total	$1,354,902	$1,190,634	$263,327	$144,062

(1)

Results for the three and six months ended June 30, 2011 were favorably impacted by the introduction of table games in July 2010 at these locations which led to higher attendance figures and improved financial results compared to the corresponding period in the prior year.

(2)	Hollywood Casino Tunica was closed from May 1, 2011 to May 25, 2011 due to flooding.

(3)	Hollywood Casino Perryville opened to the public on September 27, 2010.

(4)	The conversion of all of the outstanding bank and subordinated debt of the M Resort into its ownership was completed on June 1, 2011.

(5)	Beulah Park was acquired on July 1, 2010.

(6)	Rosecroft Raceway was acquired on February 28, 2011. The Company is currently in the process of developing a financially viable plan for operating the track.

Revenues

Revenues for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2011	2010	Variance	Variance
Gaming	$622,873	$543,190	$79,683	14.7%
Food, beverage and other	94,391	84,752	9,639	11.4%
Management service fee	4,037	4,012	25	0.6%
Revenues	721,301	631,954	89,347	14.1%
Less promotional allowances	(33,422)	(33,643)	221	0.7%
Net revenues	$687,879	$598,311	$89,568	15.0%

				Percentage
Six Months Ended June 30,	2011	2010	Variance	Variance
Gaming	$1,231,984	$1,086,563	$145,421	13.4%
Food, beverage and other	179,680	165,184	14,496	8.8%
Management service fee	7,354	7,206	148	2.1%
Revenues	1,419,018	1,258,953	160,065	12.7%
Less promotional allowances	(64,116)	(68,319)	4,203	6.2%
Net revenues	$1,354,902	$1,190,634	$164,268	13.8%

In our business, revenue is driven by discretionary consumer spending, which has been impacted by weakened general economic conditions such as, but not limited to, high unemployment levels, low levels of consumer confidence, weakness in the housing market and increased stock market volatility.

We have no certain mechanism for determining why consumers choose to spend more or less money at our property from period to period and as such cannot quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe were likely to account for such changes. In instances where we believe one factor may have had a significantly greater impact than the other factors, we have noted that as well. However, in all instances, such insights are based only on our reasonable judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.

Gaming revenue

Gaming revenue increased by $79.7 million, or 14.7%, and $145.4 million, or 13.4%, for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, the opening of Hollywood Casino Perryville in September 2010, the conversion of debt into ownership of the M Resort’s business on June 1, 2011, and the opening of the new land-based pavilion at Hollywood Casino Joliet in late 2010, all of which were partially offset by closure of Hollywood Casino Tunica from May 1, 2011 to May 25, 2011 due to flooding.

Gaming revenue at Hollywood Casino at Charles Town Races increased by $35.0 million and $69.1 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the introduction of table games in July 2010, which added $38.3 million and $71.6 million of table game revenue for the three and six months ended June 30, 2011, respectively, partially offset by a decrease in slot revenue due to a reduction in the number of slot machines on the gaming floors to make room for table games.

Gaming revenue at Hollywood Casino Perryville was $28.3 million and $54.8 million for the three and six months ended June 30, 2011, respectively, as the casino opened on September 27, 2010.

Gaming revenue at the M Resort was $8.8 million for the three and six months ended June 30, 2011, as the debt the Company purchased in October 2010 was converted into ownership of the business on June 1, 2011.

Gaming revenue at Hollywood Casino at Penn National Race Course increased by $8.1 million and $15.6 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the introduction of table games in July 2010, which added $10.0 million and $19.6 million of table game revenue for the three and six months ended June 30, 2011, respectively, partially offset by a decline in electronic table game slot revenues.

Gaming revenue at Hollywood Casino Joliet increased by $3.7 million and $5.9 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the opening of the new land-based pavilion in late 2010.

Gaming revenue at Hollywood Casino Tunica decreased by $7.6 million and $9.0 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to closure of the property from May 1, 2011 to May 25, 2011 due to flooding.

Food, beverage and other revenue

Food, beverage and other revenue increased by $9.6 million, or 11.4%, and $14.5 million, or 8.8%, for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the conversion of debt into ownership of the M Resort’s business on June 1, 2011, additional attendance levels for the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races, the opening of Hollywood Casino Perryville in September 2010, the acquisition of Beulah Park in July 2010, the opening of the new land-based pavilion at Hollywood Casino Joliet in late 2010, all of which were partially offset by closure of Hollywood Casino Tunica from May 1, 2011 to May 25, 2011 due to flooding and moderate declines at the majority of our other properties due to declines in racing revenue, closing the restaurant at Bullwhackers, and management’s efforts to decrease promotional spending levels to improve margins and profitability.

Food, beverage and other revenue at the M Resort was $8.1 million for the three and six months ended June 30, 2011, as the debt the Company purchased in October 2010 was converted into ownership of the business on June 1, 2011.

Food, beverage and other revenue at Hollywood Casino at Charles Town Races increased by $2.6 million and $6.2 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the additional attendance levels as a result of the introduction of table games in July 2010.

Food, beverage and other revenue at Hollywood Casino Perryville was $1.5 million and $2.9 million for the three and six months ended June 30, 2011, respectively, as the casino opened on September 27, 2010.

Food, beverage and other revenue at Beulah Park was $1.9 million and $5.7 million for the three and six months ended June 30, 2011, respectively, as we acquired Beulah Park in July 2010.

Food, beverage and other revenue at Hollywood Casino Joliet increased by $1.4 million and $1.7 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the opening of the new land-based pavilion in late 2010.

Food, beverage and other revenue at Hollywood Casino Tunica decreased by $2.5 million and $4.0 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the closure of the property from May 1, 2011 to May 25, 2011 due to flooding.

In addition, there were small decreases in food, beverage and other revenue at the majority of our other properties due to declines in racing revenue, closing the restaurant at Bullwhackers, and management’s efforts to decrease promotional spending levels to improve margins and profitability.

Promotional allowances

Promotional allowances decreased by $0.2 million, or 0.7%, and $4.2 million, or 6.2%, for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to efforts by management to rationalize our promotional spending levels to improve operating margins, as well as a decrease in promotional allowances at Hollywood Casino Tunica of $1.8 million and $2.9 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the closure of the property from May 1, 2011 to May 25, 2011 due to flooding.  These declines were partially offset by an increase in promotional allowances at Hollywood Casino at Charles Town Races of $1.2 million and $2.3 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to increased attendance levels, and the conversion of debt purchased by the Company in October 2010 into ownership of the M Resort’s business on June 1, 2011 which added $2.1 million in promotional allowances for the three and six months ended June 30, 2011.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2011	2010	Variance	Variance
Gaming	$327,033	$289,621	$37,412	12.9%
Food, beverage and other	75,257	66,628	8,629	13.0%
General and administrative	102,322	106,953	(4,631)	(4.3)%
Depreciation and amortization	54,230	52,653	1,577	3.0%
Impairment losses	—	30,590	(30,590)	(100.0)%
Insurance recoveries, net of deductible charges	(11,555)	155	(11,710)	(7554.8)%
Total operating expenses	$547,287	$546,600	$687	0.1%

				Percentage
Six Months Ended June 30,	2011	2010	Variance	Variance
Gaming	$647,789	$580,482	$67,307	11.6%
Food, beverage and other	143,849	129,848	14,001	10.8%
General and administrative	205,798	201,469	4,329	2.1%
Depreciation and amortization	107,388	103,833	3,555	3.4%
Impairment losses	—	30,726	(30,726)	(100.0)%
Insurance recoveries, net of deductible charges	(13,249)	214	(13,463)	(6291.1)%
Total operating expenses	$1,091,575	$1,046,572	$45,003	4.3%

Gaming expense

Gaming expense increased by $37.4 million, or 12.9%, and $67.3 million, or 11.6%, for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the opening of Hollywood Casino Perryville in September 2010, the conversion of debt into ownership of the M Resort’s business on June 1, 2011, and increases at several of our properties, all of which were partially offset by closure of Hollywood Casino Tunica from May 1, 2011 to May 25, 2011 due to flooding and decreases at several of our properties.

Gaming expense at Hollywood Casino Perryville was $21.0 million and $41.0 million for the three and six months ended June 30, 2011, respectively, as the casino opened on September 27, 2010.

Gaming expense at Hollywood Casino at Charles Town Races increased by $16.4 million and $33.2 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to an increase in gaming taxes resulting from higher table game revenue, and to a lesser extent an increase in payroll expense, for the introduction of table games in July 2010.

Gaming expense at the M Resort was $3.3 million for the three and six months ended June 30, 2011, as the debt the Company purchased in October 2010 was converted into ownership of the business on June 1, 2011.

Gaming expense at Hollywood Casino Joliet increased by $2.5 million and $3.6 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to an increase in gaming taxes resulting from higher taxable gaming revenue, as well as to a lesser extent higher marketing expenses.

Gaming expense at Hollywood Casino at Penn National Race Course increased by $2.0 million and $4.0 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to an increase in payroll expense for the introduction of table games in July 2010.

Gaming expense at Hollywood Casino Aurora decreased by $2.9 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to a decrease in our projected 2011 gaming tax liability compared to the corresponding period in the prior year as a result of new competition in the marketplace that opened in mid July 2011.

Gaming expense at Hollywood Casino Tunica decreased by $2.7 million and $3.6 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the closure of the property from May 1, 2011 to May 25, 2011 due to flooding.

Gaming expense at Hollywood Casino Lawrenceburg decreased by $2.3 million and $5.3 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to a decrease in gaming taxes resulting from lower taxable gaming revenue and decreased marketing costs, as well as to a lesser extent payroll expense, resulting from increased cost management efforts.

Gaming expense at Bullwhackers decreased by $1.6 million and $2.9 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to our fourth quarter 2010 restructuring efforts to reduce costs to improve the property’s profitability.

Gaming expense at Hollywood Casino Bay St. Louis decreased by $0.8 million and $1.9 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to decreased marketing costs, as well as to a lesser extent payroll expense, resulting from increased cost management efforts.

Gaming expense at Argosy Casino Alton decreased by $0.7 million and $1.5 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to decreased marketing and payroll costs resulting from increased cost management efforts.

Food, beverage and other expenses

Food, beverage and other expenses increased by $8.6 million, or 13.0%, and $14.0 million, or 10.8% for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to conversion of debt into ownership of the M Resort’s business on June 1, 2011, the acquisition of Beulah Park in July 2010, the opening of the new land-based pavilion at Hollywood Casino Joliet in late 2010, an increase at Hollywood Casino at Charles Town Races, the opening of Hollywood Casino Perryville in September 2010, all of which were partially offset by closure of Hollywood Casino Tunica from May 1, 2011 to May 25, 2011 due to flooding as well as decreases at several of our other properties due to the previously mentioned revenue declines.

Food, beverage and other expenses at the M Resort was $6.6 million for the three and six months ended June 30, 2011, respectively, as the debt the Company purchased in October 2010 was converted into ownership of the business on June 1, 2011.

Food, beverage and other expenses at Beulah Park was $1.6 million and $5.0 million for the three and six months ended June 30, 2011, respectively, as we acquired Beulah Park in July 2010.

Food, beverage and other expenses at Hollywood Casino Joliet increased by $1.5 million and $2.4 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to higher food and beverage revenues resulting from the opening of the new land-based pavilion in late 2010.

Food, beverage and other expenses at Hollywood Casino at Charles Town Races increased by $1.4 million and $3.3 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to higher food and beverage revenues.

Food, beverage and other expenses at Hollywood Casino Perryville was $1.3 million and $2.4 million for the three and six months ended June 30, 2011, respectively, as the casino opened on September 27, 2010.

Food, beverage and other expenses at Hollywood Casino Tunica decreased by $2.1 million and $2.6 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the closure of the property from May 1, 2011 to May 25, 2011 due to flooding.

In addition, there were small decreases in food, beverage and other expenses at the majority of our other properties due to the previously mentioned revenue declines.

General and administrative expenses

General and administrative expenses at the properties include expenses such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include lobbying expenses.

General and administrative expenses decreased by $4.6 million, or 4.3%, the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to the police services contract termination charge in the second quarter of 2010 at Hollywood Casino Aurora of $6.6 million, which was partially offset by the conversion of debt into ownership of the M Resort’s business on June 1, 2011 and the opening of Hollywood Casino Perryville in September 2010.

General and administrative expense increased by $4.3 million, or 2.1%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to an increase in corporate overhead expense, the conversion of debt into ownership of the M Resort’s business on June 1, 2011, and the opening of Hollywood Casino Perryville in September 2010, all of which were partially offset by the previously mentioned police services contract termination charge at Hollywood Casino Aurora.

General and administrative expense at Hollywood Casino Aurora decreased by $7.8 million and $8.3 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the police services contract termination in the second quarter of 2010 for $6.6 million.

Corporate overhead expense increased by $4.3 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to increased payroll and benefit costs of $3.9 million during the six months ended June 30, 2011.

General and administrative expense at the M Resort was $3.7 million for the three and six months ended June 30, 2011, as the debt the Company purchased in October 2010 was converted into ownership of the business on June 1, 2011.

General and administrative expense at Hollywood Casino Perryville increased by $1.2 million and $3.2 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, due to the casino opening on September 27, 2010.

Depreciation and amortization expense

Depreciation and amortization expense increased by $1.6 million, or 3.0%, and $3.6 million, or 3.4%, for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to the opening of Hollywood Casino Perryville on September 27, 2010 and to a lesser extent depreciation and amortization expense for the M Resort.

Impairment losses

During the three and six months ended June 30, 2010, in conjunction with the voters determining that our casino in Columbus, Ohio will be located at the site of the former Delphi Automotive plant in Columbus’s West Side, we recorded a pre-tax impairment charge of $30.5 million for the parcel of land that we purchased in Columbus’s Arena District.

Insurance recoveries, net of deductible charges

Insurance recoveries, net of deductible charges were $11.6 million and $13.2 million during the three and six months ended June 30, 2011, respectively, related to a pre-tax insurance gain of $16.8 million and $18.5 million for the fire at Hollywood Casino Joliet for the three and six months ended June 30, 2011, respectively, which was partially offset by a pre-tax insurance loss of $5.2 million for the flood at Hollywood Casino Tunica for the three and six months ended June 30, 2011.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2011	2010	Variance	Variance
Interest expense	$(26,109)	$(32,911)	$6,802	20.7%
Interest income	96	611	(515)	(84.3)%
Gain (loss) from unconsolidated affiliates	431	(425)	856	201.4%
Loss on early extinguishment of debt	—	(519)	519	100.0%
Other	(701)	1,307	(2,008)	(153.6)%
Total other expenses	$(26,283)	$(31,937)	$5,654	17.7%

				Percentage
Six Months Ended June 30,	2011	2010	Variance	Variance
Interest expense	$(55,135)	$(67,203)	$12,068	18.0%
Interest income	149	1,341	(1,192)	(88.9)%
Loss from unconsolidated affiliates	(1,923)	(1,837)	(86)	(4.7)%
Loss on early extinguishment of debt	—	(519)	519	100.0%
Other	(2,344)	(14)	(2,330)	(16642.9)%
Total other expenses	$(59,253)	$(68,232)	$8,979	13.2%

Interest expense

Interest expense decreased by $6.8 million, or 20.7%, and $12.1 million, or 18.0%, for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to a deferred loss on certain terminated cash flow hedges being fully amortized as well as the expiration of certain receive-variable pay-fixed interest rate hedges, which increased interest expense in the prior year due to the low interest rate environment.

Other

Other decreased by $2.0 million and $2.3 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to foreign currency translation losses of $1.8 million and $1.9 million for the three and six months ended June 30, 2011, respectively.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) decreased to 33.5% and 37.5% for the three and six months ended June 30, 2011, respectively, as compared to 64.7% and 43.1% for the three and six months ended June 30, 2010, respectively.  The reason is primarily due to the reversal of previously recorded unrecognized tax benefit reserves in the second quarter of 2011 for years that either the statue of limitations has lapsed in 2011 or that have been favorably settled plus the impairment charge in the second quarter of 2010 on our Columbus property, which had an unfavorable impact to our effective rate by lowering income from operations before income taxes.

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

Net cash provided by operating activities totaled $291.0 million and $223.3 million for the six months ended June 30, 2011 and 2010, respectively.  The increase in net cash provided by operating activities of $67.6 million for the six months ended June 30, 2011 compared to the corresponding period in the prior year is comprised primarily of an increase in cash receipts from customers of $167.5 million and a decrease in interest payments of $9.8 million, which were partially offset by an increase in cash paid to suppliers and vendors of $100.9 million and cash paid to employees of $21.2 million. The increase in cash receipts collected from our customers of $167.5 million for the six months ended June 30, 2011 compared to the corresponding period in the prior year was primarily due to the previously discussed improvements at our Hollywood Casino properties at Penn National Race Course and Charles Town Races as well as the opening of Hollywood Casino Perryville in September 2010. Additionally, the increase in higher cash payments for operating expenses of $100.9 million for the six months ended June 30, 2011 compared to the corresponding period in the prior year was primarily due to increased expenses related to the properties mentioned above as well as less insurance proceeds received in 2011 for the fire at Hollywood Casino Joliet, which were partially offset by expense management initiatives to help mitigate the impact of the difficult operating environment.

Net cash used in investing activities totaled $144.8 million and $275.2 million for the six months ended June 30, 2011 and 2010, respectively. Net cash used in investing activities for the six months ended June 30, 2011 included expenditures for property and equipment totaling $107.3 million and investment in joint ventures of $80.7 million, both of which were partially offset by cash acquired, net of acquisitions of businesses and gaming licenses of $12.6 million, proceeds from the sale of property and equipment totaling $0.6 million, and a decrease in cash in escrow of $30.0 million. The decrease in net cash used in investing activities of $130.4 million for the six months ended June 30, 2011 compared to the corresponding period in the prior year is primarily due to decreased expenditures for property and equipment which is primarily due to the purchase of land for our proposed facility in Columbus, Ohio in 2010 and decreased expenditures for Hollywood Casino Perryville as the casino opened in September 2010.

Net cash used in financing activities totaled $70.6 million and $263.1 million for the six months ended June 30, 2011 and 2010, respectively. Net cash used in financing activities for the six months ended June 30, 2011 included principal payments on long-term debt and on insurance financing totaling $103.1 million and $6.8 million, respectively. Both of these were partially offset by proceeds from the exercise of options totaling $7.7 million, net proceeds from long-term debt of $28.7 million, proceeds from insurance financing of $0.9 million, and the tax benefit from stock options exercised totaling $2.0 million. The decrease in net cash used in financing activities of $192.5 million for the six months ended June 30, 2011 compared to the corresponding period in the prior year is primarily due to decreased principal payments on long-term debt of $192.8 million.

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

The following table summarizes our expected capital project expenditures by property for the fiscal year ending December 31, 2011, and actual expenditures for the six months ended June 30, 2011 (excluding licensing fees). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2011.

Property	Expected for Year Ending December 31, 2011	Expenditures for Six Months Ended June 30, 2011	Balance to Expend in 2011
	(in millions)

Hollywood Casino Toledo	$127.3	$34.8	$92.5
Hollywood Casino Columbus	79.3	14.8	64.5
Hollywood Casino at Charles Town Races	16.2	10.1	6.1
Hollywood Casino Joliet	11.8	10.0	1.8
Other	13.3	8.0	5.3
Total	$247.9	$77.7	$170.2

The table above excludes our share of the anticipated commitments related to our joint venture with International Speedway to develop a casino at Kansas Speedway since these amounts will be recorded within investments in and advances to unconsolidated affiliates on our consolidated balance sheet.

In November 2009, the “Ohio Jobs and Growth Plan,” a casino ballot proposal calling for an amendment to Ohio’s Constitution to authorize casinos in the state’s four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. Construction is underway for Hollywood Casino Toledo, a $300 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. The Hollywood Casino Columbus project, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is under construction, with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. We expect the completion of Hollywood Casino Toledo in the first half of 2012 and Hollywood Casino Columbus in the fourth quarter of 2012.

In December 2009, we announced our intention to install table games at Hollywood Casino at Charles Town Races following voter approval of table games in the December 5, 2009 special election. In July 2010, we completed the renovations resulting in the introduction of 85 table games and 27 poker tables. In addition, a high-end steakhouse was opened in November 2010 and a sports bar and entertainment lounge was opened in June 2011.

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

During the six months ended June 30, 2011, we spent approximately $29.6 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2011 to date.

Debt

Senior Secured Credit Facility

During the six months ended June 30, 2011, our senior secured credit facility amount outstanding decreased by $71.0 million primarily due to repayments on the revolving credit facility using available cash.

Covenants

Our senior secured credit facility and $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, senior leverage and total leverage ratios. In addition, our senior secured credit facility and $325 million 8 3/4% and $250 million 6 3/4% senior subordinated notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, and otherwise restricts corporate activities.

At June 30, 2011, we were in compliance with all required financial covenants.

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

Our senior secured credit facility had an outstanding balance of $1,518.1 million at June 30, 2011, consisting of a term loan of $1,518.1 million. The term loan had a quarterly principal payment of $354.9 million in December 2011, followed by payments of $387.8 million in March 2012, June 2012 and October 2012. The revolving credit facility was scheduled to mature on July 3, 2012. Our $250 million senior subordinated notes mature in March 2015 and our $325 million senior subordinated notes mature in August 2019.

In July 2011, we entered into a new $2.15 billion senior secured credit facility which is comprised of a $700 million revolving credit facility which will mature in July 2016, a $700 million variable rate Term Loan A due in July 2016 and a $750 million variable rate Term Loan B due in July 2018.  We utilized the proceeds of the two term loan borrowings and cash on hand to retire our existing senior secured credit facility obligation and pay transaction costs and accrued interest and fees on the retired debt. In addition, we announced our intention to redeem all of our $250 million senior subordinated notes.  The redemption price is $1,022.50 per $1,000 principal amount, plus accrued and unpaid interest.  We intend to fund the redemption of the $250 million senior subordinated notes from our new $700 million revolving credit facility. We anticipate recording a debt extinguishment loss of approximately $18 million in the third quarter of 2011 related to debt issuance cost write-offs and the call premium on the $250 million senior subordinated notes. However, we also anticipate lower levels of interest expense prospectively on our current borrowing levels due to the current low interest rate environment.  See Note 15 for further details.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at June 30, 2011 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. For interest rate swaps, the table presents settlement amounts and weighted-average interest rates by the expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve at June 30, 2011.

	7/1/11 - 6/30/12	7/1/12 - 6/30/13	7/1/13 - 6/30/14	7/1/14 - 6/30/15	7/1/15 - 6/30/16	Thereafter	Total	Fair Value 6/30/11
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$250,000	$—	$325,000	$575,000	$604,375
Average interest rate	—	—	—	6.75%	—	8.75%

Other Long Term Obligations	$1,890	$—	$—	$—	$—	$—	$1,890	$1,890
Average interest rate	6.20%	—	—	—	—	—

Variable rate	$—	$—	$—	$—	$—	$1,518,125	$1,518,125	$1,518,125
Average interest rate (1)	—	—	—	—	—	4.85%

Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$4,670	$—	$—	$—	$—	$—	N/A	$4,645
Average pay rate	2.30%						N/A
Average receive rate (3)	1.01%						N/A

(1)                                  Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)                                  Settlement amounts outstanding on interest rate swaps with a notional value of $540 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any common equity securities during the three months ended June 30, 2011.

ITEM 3 — Defaults upon Senior Securities

Not applicable.

ITEM 4 — (Removed and Reserved)

ITEM 5 — Other information

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1

First Amendment to Employment Agreement dated June 10, 2011 by and between the Company and William J. Clifford. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2011).

10.2

First Amendment to Employment Agreement dated June 10, 2011 by and between the Company and Jordan B. Savitch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 15, 2011).

10.3	Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended. (Incorporated by reference to

Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 15, 2011).

10.4

Credit Agreement, dated July 14, 2011, by and among the Company; the Subsidiary Guarantors party thereto; the Lenders party thereto; the L/C Lenders party thereto; Merrill Lynch, Pierce Fenner & Smith Incorporated, Wells Fargo Securities LLC, Commerz Markets LLC, RBS Securities Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Commerzbank AG, New York and Grand Cayman Branches, and UBS Securities LLC as Co-Syndication Agents; Wells Fargo Bank, National Association, as Swingline Lender, Administrative Agent, and Collateral Agent; The Royal Bank of Scotland PLC, as Documentation Agent and U.S Bank National Association, as Senior Managing Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2011).

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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.

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

PENN NATIONAL GAMING, INC.

August 8, 2011	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1

First Amendment to Employment Agreement dated June 10, 2011 by and between the Company and William J. Clifford. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2011).

10.2

First Amendment to Employment Agreement dated June 10, 2011 by and between the Company and Jordan B. Savitch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 15, 2011).

10.3	Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 15, 2011).

10.4

Credit Agreement, dated July 14, 2011, by and among the Company; the Subsidiary Guarantors party thereto; the Lenders party thereto; the L/C Lenders party thereto; Merrill Lynch, Pierce Fenner & Smith Incorporated, Wells Fargo Securities LLC, Commerz Markets LLC, RBS Securities Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Commerzbank AG, New York and Grand Cayman Branches, and UBS Securities LLC as Co-Syndication Agents; Wells Fargo Bank, National Association, as Swingline Lender, Administrative Agent, and Collateral Agent; The Royal Bank of Scotland PLC, as Documentation Agent and U.S Bank National Association, as Senior Managing Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2011).

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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.

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