Form 10-Q
period 2011-09-30
PENN NATIONAL GAMING INC
filed 2011-11-04
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of October 27, 2011
Common Stock, par value $.01 per share	78,233,972 (includes 431,017 shares of restricted stock)

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

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$207,821	$246,385
Receivables, net of allowance for doubtful accounts of $3,241 and $3,332 at September 30, 2011 and December 31, 2010, respectively	41,812	44,463
Insurance receivable	953	—
Prepaid expenses	38,834	72,393
Deferred income taxes	28,833	25,206
Other current assets	52,079	77,506
Total current assets	370,332	465,953
Property and equipment, net	2,221,467	1,965,774
Other assets
Investment in and advances to unconsolidated affiliates	153,762	64,120
Goodwill	1,181,708	1,185,756
Other intangible assets	421,117	415,152
Debt issuance costs, net of accumulated amortization of $3,313 and $45,234 at September 30, 2011 and December 31, 2010, respectively	34,478	27,742
Loan receivable	—	230,500
Other assets	101,397	107,882
Total other assets	1,892,462	2,031,152
Total assets	$4,484,261	$4,462,879

Liabilities
Current liabilities
Current maturities of long-term debt	$45,581	$357,927
Accounts payable	23,221	17,312
Accrued expenses	102,088	101,447
Accrued interest	12,339	36,597
Accrued salaries and wages	72,869	73,432
Gaming, pari-mutuel, property, and other taxes	51,879	46,449
Insurance financing	2,399	11,602
Other current liabilities	53,294	46,763
Total current liabilities	363,670	691,529

Long-term liabilities
Long-term debt, net of current maturities	1,922,192	1,813,196
Deferred income taxes	167,408	134,572
Noncurrent tax liabilities	31,755	36,846
Other noncurrent liabilities	8,321	8,970
Total long-term liabilities	2,129,676	1,993,584

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,275 shares issued and outstanding at September 30, 2011 and December 31, 2010)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,216,509 and 78,414,022 shares issued at September 30, 2011 and December 31, 2010, respectively)	776	779
Additional paid-in capital	1,450,937	1,446,932
Retained earnings	539,171	337,940
Accumulated other comprehensive loss	31	(7,885)
Total shareholders’ equity	1,990,915	1,777,766
Total liabilities and shareholders’ equity	$4,484,261	$4,462,879

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues
Gaming	$636,389	$582,307	$1,868,373	$1,668,870
Food, beverage and other	109,681	85,787	289,361	250,971
Management service fee	4,476	4,363	11,830	11,569
Revenues	750,546	672,457	2,169,564	1,931,410
Less promotional allowances	(39,641)	(34,201)	(103,757)	(102,520)
Net revenues	710,905	638,256	2,065,807	1,828,890

Operating expenses
Gaming	331,496	309,991	979,285	890,473
Food, beverage and other	87,952	66,857	231,801	196,705
General and administrative	108,897	102,164	314,695	303,633
Depreciation and amortization	52,195	53,842	159,583	157,675
Impairment losses	—	816	—	31,542
Insurance deductible charges, net of recoveries	30	(5,876)	(13,219)	(5,662)
Total operating expenses	580,570	527,794	1,672,145	1,574,366
Income from operations	130,335	110,462	393,662	254,524

Other income (expenses)
Interest expense	(23,514)	(32,412)	(78,649)	(99,615)
Interest income	68	398	217	1,739
Gain (loss) from unconsolidated affiliates	17,293	(3,925)	15,370	(5,762)
Loss on early extinguishment of debt	(17,838)	—	(17,838)	(519)
Other	2,737	8,259	393	8,245
Total other expenses	(21,254)	(27,680)	(80,507)	(95,912)

Income from operations before income taxes	109,081	82,782	313,155	158,612
Taxes on income	38,278	34,437	114,835	67,140
Net income including noncontrolling interests	70,803	48,345	198,320	91,472
Less: Net loss attributable to noncontrolling interests	—	—	—	(2,193)
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$70,803	$48,345	$198,320	$93,665

Earnings per common share attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Basic earnings per common share	$0.73	$0.51	$2.05	$0.97
Diluted earnings per common share	$0.66	$0.46	$1.85	$0.88

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Penn National Gaming, Inc. shareholders
	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity	Income (Loss)
Balance, December 31, 2009	12,500	$—	78,972,256	$786	$1,480,476	$397,407	$(26,028)	$(565)	1,852,076
Repurchase of preferred stock	(225)	—			(11,200)	—		—	(11,200)	$—
Repurchase of noncontrolling interest	—	—	—	—	(27,758)	—	—	2,758	(25,000)	—
Stock option activity, including tax benefit of $402	—	—	315,609	3	20,203	—	—	—	20,206	—
Share activity	—	—	(1,526,400)	(15)	(35,843)	—	—	—	(35,858)	—
Restricted stock activity	—	—	145,110	—	4,454	—	—	—	4,454	—
Change in fair value of interest rate swap contracts, net of income taxes of $6,732	—	—	—	—	—	—	11,588	—	11,588	11,588
Change in fair value of corporate debt securities	—	—	—	—	—	—	780	—	780	780
Foreign currency translation adjustment	—	—	—	—	—	—	274	—	274	274
Net income (loss)	—	—	—	—	—	93,665	—	(2,193)	91,472	91,472
Balance, September 30, 2010	12,275	$—	77,906,575	$774	$1,430,332	$491,072	$(13,386)	$—	$1,908,792	$104,114

Balance, December 31, 2010	12,275	$—	78,414,022	$779	$1,446,932	$337,940	$(7,885)	$—	$1,777,766
Stock option activity, including tax benefit of $2,317	—	—	462,009	5	27,714	—	—	—	27,719	$—
Share activity	—	—	(755,517)	(8)	(27,028)	—	—	—	(27,036)	—
Restricted stock activity	—	—	95,995	—	3,319	—	—	—	3,319	—
Change in fair value of interest rate swap contracts, net of income taxes of $4,600	—	—	—	—	—	—	8,162	—	8,162	8,162
Change in fair value of corporate debt securities	—	—	—	—	—	—	364	—	364	364
Foreign currency translation adjustment	—	—	—	—	—	—	(610)	—	(610)	(610)
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities, net of income taxes of $1,068	—	—	—	—	—	2,911	—	—	2,911	—
Net income	—	—	—	—	—	198,320	—	—	198,320	198,320
Balance, September 30, 2011	12,275	$—	78,216,509	$776	$1,450,937	$539,171	$31	$—	$1,990,915	$206,236

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Nine Months Ended September 30,	2011	2010
Operating activities
Net income including noncontrolling interests	$198,320	$91,472
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	159,583	157,675
Amortization of items charged to interest expense and interest income	7,964	9,520
(Gain) loss on sale of fixed assets	(89)	923
(Gain) loss from unconsolidated affiliates	(15,370)	5,762
Loss on early extinguishment of debt	12,212	519
Loss on police services contract termination at Hollywood Casino Aurora	—	6,624
Deferred income taxes	38,906	(5,631)
Charge for stock-based compensation	18,456	19,757
Impairment losses	—	31,542
Decrease (increase), net of businesses acquired
Accounts receivable	6,522	(447)
Insurance receivable	(955)	28,674
Prepaid expenses and other current assets	25,430	31,665
Other assets	(1,646)	11,894
Increase (decrease), net of businesses acquired
Accounts payable	3,599	2,606
Accrued expenses	(3,229)	(21,345)
Accrued interest	(11,496)	(11,058)
Accrued salaries and wages	(3,455)	605
Gaming, pari-mutuel, property and other taxes	4,367	13,002
Other current and noncurrent liabilities	2,493	2,749
Other noncurrent tax liabilities	(3,540)	(6,802)
Net cash provided by operating activities	438,072	369,706
Investing activities
Expenditures for property and equipment	(203,509)	(285,284)
Proceeds from sale of property and equipment	11,643	1,425
Insurance proceeds related to damaged property and equipment	3,862	4,821
Investment in joint ventures, net of proceeds received	(74,198)	(50,266)
Decrease (increase) in cash in escrow	29,900	(30,264)
Cash acquired, net of acquisitions of businesses and licenses	9,585	(55,895)
Net cash used in investing activities	(222,717)	(415,463)
Financing activities
Proceeds from exercise of options	10,265	3,989
Repurchase of common stock	(27,036)	(35,858)
Repurchase of preferred stock	—	(11,200)
Proceeds from issuance of long-term debt, net of issuance costs	1,651,610	56,733
Principal payments on long-term debt	(1,881,872)	(297,466)
Proceeds from insurance financing	892	6,222
Payments on insurance financing	(10,095)	(9,741)
Repurchase of noncontrolling interest	—	(25,000)
Tax benefit from stock options exercised	2,317	402
Net cash used in financing activities	(253,919)	(311,919)
Net decrease in cash and cash equivalents	(38,564)	(357,676)
Cash and cash equivalents at beginning of year	246,385	713,118
Cash and cash equivalents at end of period	$207,821	$355,442
Supplemental disclosure
Interest expense paid	$85,381	$104,969
Income taxes paid	$70,386	$50,357

Non-cash transaction: On June 1, 2011, following the purchase of all of the outstanding debt of The M Resorts LLC in October 2010 and the receipt of requisite regulatory approvals, the Company acquired the business in exchange for the debt. This non-cash transaction at the acquisition date, resulted in the removal of the Company’s loan receivable and increased property and equipment, net, total current assets, total other assets and total current liabilities by $203.7 million, $13.7 million, $2.4 million and $17.3 million, respectively.

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and its subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of September 30, 2011, the Company owns, manages, or has ownership interests in twenty-five facilities in the following eighteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario.

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

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2010 should be read in conjunction with these consolidated financial statements.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Rooms	$7,231	$6,253	$17,970	$18,213
Food and beverage	29,586	25,541	78,275	76,576
Other	2,824	2,407	7,512	7,731
Total promotional allowances	$39,641	$34,201	$103,757	$102,520

The estimated cost of providing such complimentary services for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Rooms	$2,615	$2,378	$6,639	$6,981
Food and beverage	20,383	19,137	56,647	57,332
Other	1,792	1,401	4,586	4,872
Total cost of complimentary services	$24,790	$22,916	$67,872	$69,185

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

At September 30, 2011, the Company had outstanding 12,275 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries for the three and nine months ended September 30, 2011 and 2010 under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$70,803	$48,345	$198,320	$93,665
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to preferred stock	13,433	9,252	37,619	17,853
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$57,370	$39,093	$160,701	$75,812

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	78,242	77,414	78,264	78,228
Assumed conversion of dilutive employee stock-based awards	1,929	817	1,787	796
Assumed conversion of preferred stock	27,278	27,278	27,278	27,428
Diluted weighted-average common shares outstanding	107,449	105,509	107,329	106,452

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

Options to purchase 2,786,303 shares and 2,855,652 shares were outstanding during the three and nine months ended September 30, 2011, respectively, but were not included in the computation of diluted EPS because they were antidilutive. Options to purchase 8,517,332 shares and 8,453,582 shares were outstanding during the three and nine months ended September 30, 2010, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Calculation of basic EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$57,370	$39,093	$160,701	$75,812
Weighted-average common shares outstanding	78,242	77,414	78,264	78,228
Basic EPS	$0.73	$0.51	$2.05	$0.97

Calculation of diluted EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$70,803	$48,345	$198,320	$93,665
Diluted weighted-average common shares outstanding	107,449	105,509	107,329	106,452
Diluted EPS	$0.66	$0.46	$1.85	$0.88

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.77 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience. The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at September 30, 2011 and 2010:

Nine Months Ended September 30,	2011	2010

Risk-free interest rate	2.04%	2.00%
Expected volatility	47.24%	49.18%
Dividend yield	—	—
Weighted-average expected life (years)	5.77	5.68
Forfeiture rate	5.00%	5.00%

Beginning in the fourth quarter of 2010, the Company issued cash-settled phantom stock unit awards, which vest over a period up to five years.  Cash-settled phantom stock unit awards entitle employees and directors to receive cash based on the fair value of the Company’s Common Stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30 “Compensation—Stock Compensation, Awards Classified as Liabilities.” As of September 30, 2011, there was $5.8 million of total unrecognized compensation cost that will be recognized over the grants remaining vesting period. For the three and nine months ended September 30, 2011, the Company recognized $0.5 million and $1.5 million, respectively, of compensation expense associated with these awards.

Additionally, the Company has issued stock appreciation rights to certain employees, which vest over a period of four years.  The Company’s stock appreciation rights are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed previously. As of September 30, 2011, there was $4.7 million of total unrecognized compensation cost that will be recognized over the awards remaining weighted average vesting period. For the three and nine months ended September 30, 2011, the Company recognized $0.3 million and $1.0 million, respectively, of compensation expense associated with these awards.

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

When using derivatives, the Company has historically desired to obtain hedge accounting, which is conditional upon satisfying specific documentation and performance criteria. In particular, the underlying hedged item must expose the Company to risks associated with market fluctuations and the instrument used as the hedging derivative must generate offsetting effects in prescribed magnitudes. If these criteria are not met, a change in the market value of the financial instrument and all associated settlements would be recognized as gains or losses in the period of change.

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

Currently, the Company has a number of interest rate swap contracts in place. These contracts serve to mitigate income volatility for a portion of its variable-rate funding. In effect, these interest rate swap contracts synthetically convert the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company receives cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts’ fixed rates. These two respective obligations are net-settled periodically. The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the

LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at September 30, 2011. The interest rate swap contract liabilities are included in accrued interest within the consolidated balance sheets at September 30, 2011 and December 31, 2010.

Effective July 1, 2011, the Company de-designated its interest rate swap contracts that historically qualified for cash flow hedge accounting. This was due to the new $2.15 billion senior secured credit facility that the Company entered into in July 2011. As a result, the loss in OCI related to these swaps of $4.7 million will be amortized to interest expense over the swaps remaining lives. The total notional value of these swaps at September 30, 2011 was $440 million, with $200 expiring in October 2011 and the remainder maturing in December 2011. Subsequent to the de-designation date of July 1, 2011, the Company has accounted for changes in the fair value of these derivatives in earnings as a component of interest expense in the consolidated statements of income.

In addition, the Company had certain other derivative instruments that were not designated to qualify for hedge accounting, which expired in May 2011. The periodic change in the mark-to-market of these derivative instruments had been recorded in current period earnings in interest expense in the consolidated statements of income.

Credit risk relating to derivative counterparties is mitigated by using multiple, highly rated counterparties, and the credit quality of each is monitored on an ongoing basis.

See Note 8 for additional information related to the Company’s derivatives.

3.  New Accounting Pronouncements

In September 2011, the FASB issued amendments to simplify how entities test goodwill for impairment. Under the updated guidance, an entity now has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If the assessment of qualitative factors leads to a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then the entity is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. Under the new guidance, an entity can elect to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements.  In a single continuous statement, the entity would present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income, along with the total of comprehensive income in that statement.  In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of other comprehensive income would immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassed to net income or the option to present components of other comprehensive income either net of related tax effects or before related tax effects. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. In October 2011, the FASB decided to defer the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income.  The Company is currently evaluating its options on how it will present comprehensive income upon adoption of these amendments.

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with GAAP and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The Company does not anticipate that these amendments will have a material impact on the consolidated financial statements.

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

4.  Acquisition and Other Recent Business Ventures

M Resort Transaction

On June 1, 2011, following the purchase of all of the outstanding debt of The M Resorts LLC (the “M Resort”) for $230.5 million and the receipt of requisite regulatory approvals, the Company acquired the business in exchange for the debt. The Company purchased all of the outstanding bank and subordinated debt of the M Resort in October 2010 at which time the Company also secured the right to acquire the business of the M Resort in exchange for the property’s outstanding debt obligations.  At December 31, 2010, the $230.5 million loan was recorded as a loan receivable within total other assets on the consolidated balance sheet. This non-cash transaction resulted in the removal of the Company’s loan receivable and the preliminary purchase price allocation resulted in an increase to property and equipment, net, total current assets, total other assets, and total current liabilities, by $203.7 million, $13.7 million, $2.4 million, and $17.3 million, respectively based on their estimated fair values as of June 1, 2011.

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

Acquisition of Texas Joint Venture Interest

On April 8, 2011, the Company established a joint venture that owns and operates racetracks in Texas. See Note 5 for further discussion.

Sale of Maryland Jockey Club Interest

In July 2011, the Company sold its joint venture interest in the Maryland Jockey Club. See Note 5 for further discussion.

Rosecroft Acquisition

On February 28, 2011, the Company completed its acquisition of Rosecroft Raceway in Oxon Hill, Maryland following the completion of a bankruptcy auction and approval of the purchase by a U.S. Bankruptcy Court judge. Rosecroft Raceway, located approximately 13 miles south of Washington, D.C., is situated on approximately 125 acres just outside the Washington I-495 Beltway in Prince George’s county.  The Rosecroft facility features a 5/8-mile standardbred racing oval track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building with dining facilities. In August 2011, Rosecroft Raceway re-opened for simulcasting and live harness racing resumed in late October 2011.

5.  Investment In and Advances to Unconsolidated Affiliates

As of September 30, 2011, investment in and advances to unconsolidated affiliates primarily includes the Company’s 50% interest in Freehold Raceway, its 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which is a joint venture with International Speedway Corporation (“International Speedway”), and its 50% joint venture with Maxxam, Inc. (“Maxxam”) that owns and operates racetracks in Texas which is more fully described below.

Texas Joint Venture

On April 8, 2011, following final approval by the Texas Racing Commission, the Company completed its investment in a joint venture with Maxxam that owns and operates the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license for a planned racetrack in Laredo, Texas. Under the terms of the joint venture, the Company secured a 50% interest in the joint venture, which has sole ownership of the above facilities including interests in 323 acres at Sam Houston Race Park, 80 acres at Valley Race Park, and an option to purchase 135 acres for the planned racetrack in Laredo, Texas.

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

The Company determined that the joint venture did not qualify as a variable interest entity (“VIE”) at September 30, 2011. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the three and nine months ended September 30, 2011, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of Maxxam. Therefore, the Company did not consolidate its investment in the joint venture at, and for the three and nine months ended September 30, 2011.

Kansas Entertainment

Kansas Entertainment is proceeding with its construction of its planned $411 million facility, inclusive of licensing fees, which is expected to feature a 95,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. The Company and International Speedway share equally the cost of developing and constructing the proposed facility. The Company estimates that its share of the project will be approximately $155 million. During the three and nine months ended September 30, 2011, the Company funded $22.8 million and $44.2 million, respectively, for capital expenditures and other operating expenses.

Sale of Maryland Jockey Club Interest

In July 2011, the Company sold its joint venture interest in Maryland RE & R LLC, a joint venture with MI Developments, Inc. that owns and operates the Maryland Jockey Club. This transaction resulted in a gain of $20.2 million which is included in gain (loss) from unconsolidated affiliates within the consolidated statements of income for the three and nine months ended September 30, 2011.

6.  Property and Equipment

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)

Land and improvements	$375,377	$298,482
Building and improvements	1,729,986	1,534,117
Furniture, fixtures, and equipment	1,004,362	938,443
Leasehold improvements	16,909	17,089
Construction in progress	161,373	106,963
Total property and equipment	3,288,007	2,895,094
Less accumulated depreciation	(1,066,540)	(929,320)
Property and equipment, net	$2,221,467	$1,965,774

Total property and equipment increased by $392.9 million primarily due to the M Resort transaction that closed on June 1, 2011, as well as expenditures for the facilities under construction in Ohio.

Depreciation expense, for property and equipment, totaled $51.8 million and $157.6 million for the three and nine months ended September 30, 2011, respectively, as compared to $52.3 million and $152.7 million for the three and nine months ended September 30, 2010, respectively.  Interest capitalized in connection with major construction projects was $1.7 million and $3.5 million for the three and nine months ended September 30, 2011, respectively, as compared to $1.6 million and $4.4 million for the three and nine months ended September 30, 2010, respectively.

7.  Goodwill and Other Intangible Assets

In accordance with ASC 350, “Intangibles-Goodwill and Other,” the Company does not amortize goodwill, rather it is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the reporting units to their carrying amount.  If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied value of goodwill for that reporting unit.  If the implied value of goodwill is less than the goodwill allocated for that reporting unit, an impairment loss is recognized.  Additionally, the Company considers its gaming licenses, racing permits and the majority of its trademark intangible assets as indefinite-life intangible assets that do not require amortization based on the Company’s future expectations to operate its gaming facilities indefinitely as well as the Company’s historical experience in renewing these intangible assets at minimal cost with various state gaming and racing commissions.

A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at December 31, 2010:
Goodwill	$2,019,613
Accumulated goodwill impairment losses	(833,857)
Goodwill, net	$1,185,756
Other	(4,048)
Balance at September 30, 2011:
Goodwill	$2,015,565
Accumulated goodwill impairment losses	(833,857)
Goodwill, net	$1,181,708

The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of intangible asset at September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-life intangible assets	$420,550	$—	$420,550	$412,686	$—	$412,686
Other intangible assets	49,667	49,100	567	49,600	47,134	2,466
Total	$470,217	$49,100	$421,117	$462,286	$47,134	$415,152

The Company’s intangible asset amortization expense was $0.4 million and $2.0 million for the three and nine months ended September 30, 2011, respectively, as compared to $1.6 million and $5.0 million for the three and nine months ended September 30, 2010, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at September 30, 2011 (in thousands):

Remainder of 2011	$175
2012	245
2013	46
2014	46
2015	27
Thereafter	28
Total	$567

The Company’s remaining goodwill and other intangible assets by reporting unit at September 30, 2011 is shown below (in thousands):

Reporting Unit	Remaining Goodwill and other intangible assets at September 30, 2011
Hollywood Casino Lawrenceburg	$362,491
Hollywood Casino Joliet	211,508
Hollywood Casino Aurora	207,207
Argosy Casino Riverside	159,296
Black Gold Casino at Zia Park	145,937
Argosy Casino Alton	135,511
Argosy Casino Sioux City	92,795
Hollywood Casino Baton Rouge	75,521
Others	212,559
Total	$1,602,825

8.  Long-term Debt and Derivatives

Long-term debt, net of current maturities, is as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)

Senior secured credit facility	$1,639,375	$1,589,125
$250 million 6 ¾% senior subordinated notes due March 2015	—	250,000
$325 million 8 ¾% senior subordinated notes due August 2019	325,000	325,000
Other long-term obligations	1,919	3,782
Capital leases	3,289	3,216
	1,969,583	2,171,123
Less current maturities of long-term debt	(45,581)	(357,927)
Less discount on senior secured credit facility Term Loan B	(1,810)	—
	$1,922,192	$1,813,196

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2011 (in thousands):

Within one year	$45,581
1-3 years	111,435
3-5 years	775,215
Over 5 years	1,037,352
Total minimum payments	$1,969,583

Senior Secured Credit Facility

On July 14, 2011, the Company entered into a new $2.15 billion senior secured credit facility, which is comprised of a $700 million revolving credit facility that will mature in July 2016, a $700 million variable rate Term Loan A due in July 2016 and a $750 million variable rate Term Loan B due in July 2018. The interest rates payable on the facilities are based on the leverage ratios of the Company as defined in the debt agreements, however, based on current borrowing levels, the Company will pay LIBOR plus 150 basis points on the revolver and Term Loan A and LIBOR plus 275 basis points on Term Loan B (subject to a 1% LIBOR floor). The Company utilized the proceeds of the two term loan borrowings and cash on hand to retire its previous senior secured credit facility obligation of $1,518.1 million (which had significant principal repayments due at the end of 2011 and 2012) and pay transaction costs and accrued interest and fees on the retired debt. As a result of this refinancing, the Company incurred debt extinguishment charges of $10.2 million during the three months ended September 30, 2011.

The Company’s senior secured credit facility had a gross outstanding balance of $1,639.4 million at September 30, 2011, consisting of $200.0 million drawn under the revolving credit facility, a $691.3 million Term Loan A facility, and a $748.1 million Term Loan B facility. Additionally, at September 30, 2011, the Company was contingently obligated under letters of credit issued pursuant to the $2.15 billion senior secured credit facility with face amounts aggregating $25.0 million, resulting in $475.0 million of available borrowing capacity as of September 30, 2011 under the revolving credit facility.

6 3/4% Senior Subordinated Notes

In July 2011, the Company announced its intention to redeem all of its $250 million senior subordinated notes. The redemption price was $1,022.50 per $1,000 principal amount, plus accrued and unpaid interest, which was paid in August 2011.  The Company funded the redemption of its $250 million senior subordinated notes from its new revolving credit facility and available cash.  The Company recorded a $7.6 million loss on early extinguishment of debt during the three months ended September 30, 2011 related to debt issuance costs write-offs and the call premium on the $250 million senior subordinated notes.

Covenants

The Company’s senior secured credit facility and $325 million 8 3/4% senior subordinated notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility and $325 million 8 3/4%

senior subordinated notes restrict, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restricts corporate activities.

At September 30, 2011, the Company was in compliance with all required covenants.

Interest Rate Swap Contracts

In accordance with the terms of its previous senior secured credit facility, the Company was required to enter into fixed-rate debt or interest rate swap agreements in an amount equal to 50% of the Company’s consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the previous senior secured credit facility. This requirement was not included in the new senior secured credit facility. As discussed in Note 2, the Company de-designated its cash flow hedges on July 1, 2011 in connection with its new senior secured credit facility.

The effect of derivative instruments on the consolidated statement of income for the three months ended September 30, 2011 was as follows (in thousands):

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$(36)
Total		$(36)

The effect of derivative instruments on the consolidated statement of income for the nine months ended September 30, 2011 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$(672)	Interest expense	$(8,173)	None	$—
Total	$(672)		$(8,173)		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$(39)
Total		$(39)

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

In addition, during the three and nine months ended September 30, 2011, the Company amortized $2.8 million and $5.3 million, respectively, in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, “Derivatives and Hedging,” as compared to $4.2 million and $12.7 million for the three and nine months ended September 30, 2010, respectively.

In the coming twelve months, the Company anticipates that losses of approximately $1.8 million will be reclassified from OCI to earnings, as part of interest expense.

The following table sets forth the fair value of the interest rate swap contract liabilities included in accrued interest within the consolidated balance sheets at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	(in thousands)
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued interest	$—	Accrued interest	$13,034
Total derivatives designated as hedging instruments		$—		$13,034

Derivatives not designated as hedging instruments
Interest rate swap contracts	Accrued interest	$1,437	Accrued interest	$3,712
Total derivatives not designated as hedging instruments		$1,437		$3,712

Total derivatives		$1,437		$16,746

9.  Income Taxes

A reconciliation of the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2011	$36,846
Additions based on current year positions	3,920
Additions based on prior year positions	1,336
Decreases due to settlements and/or reduction in liabilities	(9,569)
Currency translation adjustments	(778)
Balance at September 30, 2011	$31,755

The decrease in the Company’s liability for unrecognized tax benefits during the nine months ended September 30, 2011 was primarily due to the reversal of previously recorded unrecognized tax benefit reserves in the second quarter of 2011 for years that either the statue of limitations has lapsed in 2011 or that have been favorably settled.

The Company’s effective tax rate (income taxes as a percentage of income from operations before income taxes) decreased to 35.1% and 36.7% for the three and nine months ended September 30, 2011, respectively, as compared to 41.6% and 42.3% for the three and nine months ended September 30, 2010, respectively.  The reason is primarily due to the reversal of previously recorded unrecognized tax benefit reserves in the second quarter of 2011 for years that either the statue of limitations has lapsed in 2011 or that have been favorably settled coupled with favorable state income tax benefits received from the impact of certain subsidiary restructurings completed in the third quarter of 2011. Lastly, the Company also had an impairment charge in the second quarter of 2010 on the Company’s Columbus property which had an unfavorable impact to the Company’s effective rate by lowering income from operations before income taxes.

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

The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company’s Hollywood Casino Joliet and Hollywood Casino Aurora, for a 3% surcharge to subsidize local horse racing interests. On May 30, 2006, Hollywood Casino Joliet and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah’s Joliet and the Grand Victoria Casino in Elgin (collectively, the “Four Casinos”), and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the “Court”), asking the Court to declare the law unconstitutional. Hollywood Casino Joliet and Hollywood Casino Aurora began paying the 3% surcharge into a protest fund which accrued interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Hollywood Casino Joliet and Hollywood Casino Aurora continued paying the 3% surcharge into the protest fund until May 25, 2008, when the 3% surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court’s ruling and issued a decision upholding the constitutionality of the 3% surcharge. On January 21, 2009, the Four Casinos filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs’ request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case. On June 10, 2009, the Four Casinos filed a petition with the Court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption. On August 17, 2009, the Court dismissed the Four Casinos’ petition to reopen the case, and the Four Casinos decided not to pursue an appeal of the dismissal.

On December 15, 2008, former Illinois Governor Rod Blagojevich signed Public Act No. 95-1008 requiring the Four Casinos to continue paying the 3% surcharge to subsidize Illinois horse racing interests. On January 8, 2009, the Four Casinos filed suit in the Court, asking it to declare the law unconstitutional. The 3% surcharge being paid pursuant to Public Act No. 95-1008 was paid into a protest fund where it accrued interest. The defendants filed a motion to dismiss, which was granted on August 17, 2009. The Four Casinos appealed the dismissal and filed motions to keep the payments in the protest fund while the appeal is being litigated. The motion to keep the monies in the protest fund was denied and the funds were released to the racetracks. On January 27, 2011, the Illinois appellate court affirmed the trial court’s dismissal of this case.  Hollywood Casino Joliet and Hollywood Casino Aurora asked the Illinois Supreme Court to hear an appeal of this dismissal and this request was denied. The monies paid into the protest fund have been transferred by the State of Illinois to the racetracks. The payment of the 3% surcharge under the 2008 statute ended on July 14, 2011 with the opening of the new casino in Des Plaines, Illinois.

On June 12, 2009, the Four Casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund, racetrack owner John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c),(d) (“RICO”), based on an illegal scheme to secure the enactment of the 3% surcharge legislation in exchange for the payment of money by Johnston and entities controlled by him. The Four Casinos sought to impose a constructive trust over all funds paid under the surcharge, and therefore all of the Illinois racetracks were named as parties to the lawsuit. The defendants in the RICO case filed motions to dismiss. On December 7, 2009, the district court denied the motions to dismiss the RICO count, but it granted the motion to dismiss the constructive trust count, stating that it did not have jurisdiction in this case to impose the constructive trust. The Four Casinos appealed this dismissal to the Seventh Circuit Court of Appeals, which affirmed the dismissal in an en banc opinion. The Illinois racetracks are now free to use the monies that they received from the 3% surcharge.  Since the passing of House Bill 1918 into law, Hollywood Casino Joliet and Hollywood Casino Aurora have recognized approximately $55.2 million in expense as a result of the 3% surcharge, including $0.4 million and $5.5 million during the three and nine months ended September 30, 2011, respectively. The 3% surcharge is included in gaming expense within the consolidated statements of income.

On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company’s Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that the Company’s disclosure practices relative to the proposed transaction with Fortress Investment Group LLC and Centerbridge Partners, L.P. and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint was amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and the court granted the motion and dismissed the complaint with prejudice. The plaintiffs filed a motion for reconsideration, which was denied on October 21, 2009. The plaintiffs subsequently appealed the dismissal to the Fourth Circuit Court of Appeals and an oral argument was heard on October 26, 2010. On March 14, 2011, the Fourth Circuit Court of Appeals affirmed the decision of the lower court. The plaintiffs have requested the U.S. Supreme Court to consider an appeal of the decision.  In October 2011, the U.S. Supreme Court denied the application for an appeal.

On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the “County”) filed suit against Kansas Penn Gaming, LLC (“KPG,” a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and currently seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied. Following discovery, both parties have filed dispositive motions.

On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC (“HV”) in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the “Contract”) that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG’s alleged breach based on a Guaranty Agreement signed by the Company. Both cases were consolidated. Following extensive discovery and briefings, on July 23, 2010, the court granted KPG’s motion for summary judgment and dismissed HV’s claim. KPG filed a motion requesting reimbursement of the attorneys’ fees and costs incurred in litigating this case pursuant to the terms of the Contract and was awarded approximately $0.9 million.  HV has appealed both rulings of the district court.

On March 11, 2011, CD Gaming Ventures, LLC (“CD Gaming”), a wholly-owned subsidiary of the Company and developer of the Columbus casino, filed suit in U.S. District Court against the City of Columbus (the “City”), Columbus officials, Franklin County and County officials. The lawsuit alleged that the City, Franklin County and various city and county officials violated the Company’s rights under the U.S. and Ohio Constitutions, principally by removing preexisting sewer and water service in an effort to force annexation of the constitutionally-authorized casino site into the City. CD Gaming asked the court for an injunction preventing the City and the county from denying water and sewer service to the casino site and also sought monetary damages.  On May 24, 2011, the City and CD Gaming announced they had reached a contingent agreement, subject to final documentation, that would result in the annexation of the casino site into the City in exchange for water and sewer service and other considerations.  The agreement was conditioned, among other things, on the sale of real estate previously purchased by the Company in downtown Columbus for $11 million and an acceptable settlement agreement with certain affiliates of the Columbus Dispatch.  A sale agreement for the real estate in downtown Columbus closed on August 23, 2011 and a release and settlement agreement has been finalized with certain affiliates of the Columbus Dispatch.

11.   Shareholders’ Equity

On June 9, 2011, the Board of Directors authorized the extension of the repurchase program previously authorized by the Board of Directors on June 9, 2010 which provided for the purchase of up to $300 million of the Company’s Common Stock. The current authorization extends the repurchase program until the Annual Meeting of Shareholders in 2012, unless otherwise extended or shortened by the Board of Directors.  During the three months ended September 30, 2011, the Company repurchased 755,517 shares of its Common Stock in open market transactions for approximately $27.1 million at an average price of $ 35.78 per share.

12.  Segment Information

During the three months ended September 30, 2011, the Company realigned its reporting structure in connection with the hiring of an additional senior vice president of regional operations.  The Company now has three senior vice presidents of regional operations who oversee various properties based primarily on their geographic locations and whom report directly to the Company’s President and Chief Operating Officer.  This event impacted how the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”) as that term is defined in ASC 280, “Segment Reporting” (“ASC 280”), measures and assesses the Company’s business performance and has caused the Company to conclude that it now has reportable segments.  Therefore, the Company has aggregated its properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains consistent with how the Company’s CODM reviews and assesses the Company’s financial performance.

The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, and Argosy Casino Alton.  It also includes the Company’s Casino Rama management service contract as well as the two Ohio properties that are currently under construction, Hollywood Casino Toledo and Hollywood Casino Columbus, which are scheduled to open in the second and fourth quarter of 2012, respectively.

The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Slots Hotel and Raceway, Hollywood Casino at Penn National Race Course, Black Gold Casino at Zia Park, and M Resort.

The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, and Boomtown Biloxi.  It also includes the Company’s 50% investment in Kansas Entertainment, which will own the Hollywood Casino at Kansas Speedway that is scheduled to open in the first quarter of 2012.

The Other category consists of the Company’s standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Freehold Raceway, Maryland Jockey Club (which was sold in July 2011), Sam Houston Race Park and Valley Race Park.  If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment.  The Other category also includes Bullwhackers and the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

The following tables present certain information with respect to the Company’s segments.  Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	Midwest (1)	East/West (2)	Southern Plains	Other (3)	Total
	(in thousands)
Three months ended September 30, 2011
Net revenues	$205,333	$350,278	$148,722	$6,572	$710,905
Income (loss) from operations	49,167	72,276	36,604	(27,712)	130,335
Depreciation and amortization	15,731	21,556	12,735	2,173	52,195
(Loss) gain from unconsolidated affiliates	—	—	(1,973)	19,266	17,293
Capital expenditures	70,490	15,056	5,875	4,838	96,259

Three months ended September 30, 2010
Net revenues	208,080	273,147	149,346	7,683	638,256
Income (loss) from operations	51,550	55,262	30,799	(27,149)	110,462
Depreciation and amortization	16,854	19,482	15,136	2,370	53,842
Loss from unconsolidated affiliates	—	—	(292)	(3,633)	(3,925)
Impairment losses	816	—	—	—	816
Capital expenditures	32,692	30,608	10,009	988	74,297

Nine months ended September 30, 2011
Net revenues	633,547	957,275	450,322	24,663	2,065,807
Income (loss) from operations	171,651	201,500	105,397	(84,886)	393,662
Depreciation and amortization	46,983	63,238	42,240	7,122	159,583
(Loss) gain from unconsolidated affiliates	—	—	(3,098)	18,468	15,370
Capital expenditures	138,228	40,511	17,929	6,841	203,509

Nine months ended September 30, 2010
Net revenues	629,584	718,766	456,651	23,889	1,828,890
Income (loss) from operations	105,035	128,931	97,707	(77,149)	254,524
Depreciation and amortization	48,336	58,001	44,729	6,609	157,675
Loss from unconsolidated affiliates	—	—	(1,929)	(3,833)	(5,762)
Impairment losses	31,542	—	—	—	31,542
Capital expenditures	154,625	95,684	31,775	3,200	285,284

Balance sheet at September 30, 2011
Total assets	1,813,657	1,261,723	1,009,894	398,987	4,484,261
Investment in and advances to unconsolidated affiliates	—	110	84,740	68,912	153,762
Goodwill and other intangible assets, net	926,460	226,456	394,018	55,891	1,602,825

Balance sheet at December 31, 2010
Total assets	1,730,760	1,279,200	997,748	455,171	4,462,879
Investment in and advances to unconsolidated affiliates	—	120	41,028	22,972	64,120
Goodwill and other intangible assets, net	923,414	226,450	394,018	57,026	1,600,908

(1)          Income from operations for the Midwest segment increased by $66.6 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily related to a pre-tax insurance gain of $18.5 million for the fire at Hollywood Casino Joliet for the nine months ended September 30, 2011, and the pre-tax impairment charge of $31.3 million that the Company recorded for the parcel of land that it purchased in Columbus’s Arena District in the nine months ended September 30, 2010.

(2)          Net revenue for the East/West segment increased by $77.1 million and $238.5 million for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010. Income from operations for the East/West segment increased by $17.0 million and $72.6 million for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010. These increases were primarily related to the acquisition of the M Resort on June 1, 2011, as well as the opening of Hollywood Casino Perryville on September 27, 2010. Finally, the East/West segment experienced an increase in net revenue and income from operations at Hollywood Casino at Charles Town Races primarily due to the continued impact from the introduction of table games in July 2010.

(3)          Results for the three and nine months ended September 30, 2011 included a gain of $20.2 million on the sale of the Company’s joint venture interest in the Maryland Jockey Club.

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

Long-term Debt

The fair value of the Company’s Term Loan B component of the senior secured credit facility and senior subordinated notes is estimated based on quoted prices in active markets for identical instruments. The fair value of the remainder of the Company’s senior secured credit facility approximates its carrying value as it is variable rate debt.  The fair value of the Company’s other long-term obligations approximates its carrying value.

Interest Rate Swap Contracts

The fair value of the Company’s interest rate swap contracts is measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects the Company’s best estimate as to the Company’s credit quality at September 30, 2011. The interest rate swap contracts are measured at fair value on a recurring basis.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$207,821	$207,821	$246,385	$246,385
Investment in corporate debt securities	6,090	6,090	5,828	5,828
Loan receivable	—	—	230,500	230,500
Financial liabilities:
Long-term debt
Senior secured credit facility	1,637,565	1,630,023	1,589,125	1,589,125
Senior subordinated notes	325,000	343,688	575,000	612,875
Other long-term obligations	1,919	1,919	3,782	3,782
Interest rate swap contracts	1,437	1,437	16,746	16,746

14.  Fair Value Measurements

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

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at September 30, 2011 and December 31, 2010 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2011 Total
Assets:
Investment in corporate debt securities	Other assets	$6,090	$—	$—	$6,090

Liabilities:
Interest rate swap contracts	Accrued interest	—	1,437	—	1,437

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010 Total
Assets:
Investment in corporate debt securities	Other assets	$5,828	$—	$—	$5,828

Liabilities:
Interest rate swap contracts	Accrued interest	—	16,746	—	16,746

The valuation technique used to measure the fair value of the investment in corporate debt securities and interest rate swap contracts was the market approach. See Note 13 for a description of the inputs used in calculating the fair value measurements of investment in corporate debt securities and interest rate swap contracts. Although the Company has determined that the majority of the inputs used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap contracts and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap contracts are classified in Level 2 of the fair value hierarchy.

There were no significant long-lived assets measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2011 and 2010 that are still held on the consolidated balance sheet at September 30, 2011.

In conjunction with the voters determining that the Company’s casino in Columbus, Ohio will be located at the site of the former Delphi Automotive plant along Columbus’s West Side, the Company recorded a pre-tax impairment charge of $0.8 million and $31.3 million during the three and nine months ended September 30, 2010, respectively, for the parcel of land that the Company had purchased in Columbus’s Arena District, as the asset was reclassified as held for sale at June 30, 2010. The valuation technique used to measure the land was the market approach. The Company engaged a qualified external real estate appraiser to assist in the valuation, which was based on the sales prices of properties with similar characteristics to the Company’s property in the Columbus

Arena District. In August 2011, the Company sold the land which did not have a significant impact on the Company’s statement of income.

15.  Insurance Recoveries and Deductibles

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

The Company received $81.2 million in insurance proceeds related to the fire at Hollywood Casino Joliet, with $18.6 million received during the nine months ended September 30, 2011. As the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet in 2010, the Company recorded a pre-tax gain of $18.5 million during the nine months ended September 30, 2011. During the second quarter of 2011, the insurance claim for the fire at Hollywood Casino Joliet was settled and as such no further proceeds will be received.

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

During the nine months ended September 30, 2011, the Company recorded a $5.2 million pre-tax loss for the insurance deductibles for property damage and business interruption.

The $1.0 million insurance receivable within the consolidated balance sheet at September 30, 2011 was limited to the net book value of assets believed to be damaged and other costs incurred as a result of the flood at Hollywood Casino Tunica that are expected to be recovered via the insurance claim. During the nine months ended September 30, 2011, the Company received $6.5 million in insurance proceeds related to the flood at Hollywood Casino Tunica.

16.  Subsidiary Guarantors

Under the terms of the $2.15 billion senior secured credit facility, all of Penn’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets, excluding intercompany balances, of $163.8 million (approximately 3.7% of total assets at September 30, 2011). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn’s subsidiaries under the terms of the $2.15 billion senior secured credit facility are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three and nine months ended September 30, 2011. There are no significant restrictions within the $2.15 billion senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the $2.15 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three month and nine month period ended September 30, 2011, as Penn had no significant independent assets and no independent operations at, and for the three month and nine months ended September 30, 2011, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

The Company’s $325 million 8¾ senior subordinated notes are not guaranteed by the Company’s subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of September 30, 2011, we own, manage, or have ownership interests in twenty-five facilities in the following eighteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. We believe that our portfolio of assets provides us with diversified cash flow from operations.

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

Segment Information

During the three months ended September 30, 2011, we realigned our reporting structure in connection with the hiring of a senior vice president of regional operations.  We now have three senior vice presidents of regional operations who oversee various properties based primarily on their geographic locations and whom report directly to our President and Chief Operating Officer.  This event impacted how our Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”) as that term is defined in ASC 280, “Segment Reporting” (“ASC 280”), measures and assesses our business performance and has caused us to conclude that we now have reportable segments.  Therefore, we have aggregated our properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains, consistent with how our CODM reviews and assesses our financial performance.

The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, and Argosy Casino Alton.  It also includes our Casino Rama management service contract as well as the two Ohio properties that are currently under construction, Hollywood Casino Toledo and Hollywood Casino Columbus, which are scheduled to open in the second and fourth quarter of 2012, respectively.

The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Slots Hotel and Raceway, Hollywood Casino at Penn National Race Course, Black Gold Casino at Zia Park, and M Resort.

The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, and Boomtown Biloxi.  It also includes our 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which will own the Hollywood Casino at Kansas Speedway that is scheduled to open in the first quarter of 2012.

The Other category consists of our standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and our joint venture interests in Freehold Raceway, Maryland Jockey Club (which was sold in July 2011), Sam Houston Race Park and Valley Race Park.  If we are successful in obtaining gaming operations at these locations, they would be assigned to one of our regional executives and reported in their respective reportable segment.  The Other category also includes our corporate overhead operations which does not meet the definition of an operating segment under ASC 280 and our Bullwhackers property.

Executive Summary

Economic conditions continue to impact the overall domestic gaming industry as well as operating results. We believe that the current economic conditions, including, but not limited to, high unemployment levels, low levels of consumer confidence, weakness in the housing and consumer credit markets and increased stock market volatility, have resulted in reduced levels of discretionary consumer spending compared to historical levels. In order to mitigate the impact of these conditions, we have increasingly focused on cost management, such as monitoring staff levels and establishing effective marketing programs, to continue to generate strong cash flow.

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

Financial Highlights:

The major factors affecting our results for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, were:

•                  Increases in net revenues and income from operations of $77.1 million and $17.0 million, respectively, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, from our East/West segment. This was primarily due to the acquisition of the M Resort on June 1, 2011 and the opening of Hollywood Casino Perryville on September 27, 2010. The East/West segment also benefited from the opening of table games in July 2010 at Hollywood Casino at Charles Town Races.

•                  Excluding Hollywood Casino Perryville and the M Resort, management’s continued focus on cost management contributed to improved operating margins at 14 of our 15 gaming facilities.

•                  Our Other segment for the three months ended September 30, 2011 included a gain of $20.2 million on the sale of our interest in the Maryland Jockey Club in July 2011, as well as a loss on the early extinguishment of debt for $17.8 million related to debt issuance costs write-offs and the call premium on the $250 million senior subordinated notes.  See Note 5 and Note 8, respectively, for further discussion.

•                  Net income attributable to the shareholders of Penn National Gaming, Inc. and its subsidiaries increased by $22.5 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the variances explained above.

Other Developments:

The following are recent developments that have had or are likely to have an impact on us:

•                  In July 2011, we entered into a new $2.15 billion senior secured credit facility which is comprised of a $700 million revolving credit facility that will mature in July 2016, a $700 million variable rate Term Loan A due in July 2016 and a $750 million variable rate Term Loan B due in July 2018.  We utilized the proceeds of the two term loan borrowings and cash on hand to retire our previous senior secured credit facility obligation of $1,518.1 million (which had significant principal repayments due at the end of 2011 and 2012) and pay transaction costs and accrued interest and fees on the retired debt.  As a result of this refinancing, we incurred debt extinguishment charges of $10.2 million during the three months ended September 30, 2011. Additionally, in July 2011, we announced our intention to redeem all of our $250 million senior subordinated notes. The redemption price was $1,022.50 per $1,000 principal amount, plus accrued and unpaid interest, which was paid in August 2011. We funded the redemption of our $250 million senior subordinated notes from our new revolving credit facility and available cash.  We recorded a $7.6 million loss on early extinguishment of debt during the three months ended September 30, 2011 related to debt issuance costs write-offs and the call premium on the $250 million senior subordinated notes.

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

•                  The Hollywood Casino Columbus project, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is under construction, with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. We expect that Hollywood Casino Columbus will be completed in the fourth quarter of 2012. Construction is underway for Hollywood Casino Toledo, a $320 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo is anticipated to be completed in the second quarter of 2012.

•                  CD Gaming Ventures, LLC (“CD Gaming”), a wholly-owned subsidiary of the Company and developer of the Columbus casino, filed suit in U.S. District Court against the City of Columbus (the “City”), Columbus officials, Franklin County and County officials in March 2011. The lawsuit alleged that the City, Franklin County and various city and county officials violated our rights under the U.S. and Ohio Constitutions, principally by removing preexisting sewer and water service in an effort to force annexation of the constitutionally-authorized casino site into the City. CD Gaming asked the court for an injunction preventing the City and the county from denying water and sewer service to the casino site and also sought monetary damages. On May 24, 2011, the City and CD Gaming announced they had reached a contingent agreement, subject to final documentation, that would result in the annexation of the casino site into the City in exchange for water and sewer service and other considerations. The agreement was conditioned, among other things, on the sale of real estate previously purchased by the Company in downtown Columbus for $11 million and an acceptable settlement agreement with certain affiliates of the Columbus Dispatch.  A sale agreement for the real estate in downtown Columbus closed on August 23, 2011 and a release and settlement agreement has been finalized with certain affiliates of the Columbus Dispatch.

•                  In June 2011, we reached an agreement in principle with the State of Ohio that will provide greater clarity regarding our total state tax burden and future competition, and establishes the framework, including licensing fees, tax structure and minimal capital expenditures, for the placement of video lottery terminals at the state’s seven racetracks.  In addition, the State of Ohio has approved the placement of video lottery terminals at the state’s seven racetracks and while we await the regulatory structure to be put in place, we are actively seeking the potential relocation of our existing racetracks at Raceway Park and Beulah Park to Youngstown and Dayton, respectively.  On October 21, 2011, The Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos.

•                 On July 18, 2011, the tenth licensed casino in Illinois opened in the city of Des Plaines. As previously disclosed in our Form 10-K for the year ended December 31, 2010, this facility is a new source of competition for our Hollywood Casino Joliet and Hollywood Casino Aurora properties and is anticipated to have a negative impact on these properties’ financial results. However, the 3% surcharge Hollywood Casino Joliet and Hollywood Casino Aurora have had to pay to subsidize local horse racing interests is no longer required as the new facility is now open.

•                  In February 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of an approximately $411 million Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway. Kansas Entertainment began construction of the facility in the second quarter of 2010 and has a planned opening in the first quarter of 2012. The approximately $411 million facility, inclusive of licensing fees, is expected to feature a 95,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment amenities. We, along with our partner in Kansas Entertainment, International Speedway Corporation

(“International Speedway”), will share equally the cost of developing and constructing the proposed facility. We estimate that our share of the project will be approximately $155 million.

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

•                  Hollywood Casino Joliet, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility on March 20, 2009. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. In December 2010, the first phase of the new permanent land-based pavilion was opened to the public and in January 2011 the final phase, including a sports bar, was completed. At the time of the fire, we carried a builders’ risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders’ risk insurance policy included a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, we carried comprehensive business interruption and property damage insurance for the operational components of Hollywood Casino Joliet with an overall limit of $228 million. The operational insurance policy included a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire. We received $81.2 million in insurance proceeds related to the fire at Hollywood Casino Joliet, with $18.6 million received during the nine months ended September 30, 2011. As the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet in 2010, we recorded a pre-tax gain of $18.5 million during the nine months ended September 30, 2011. During the second quarter of 2011, the insurance claim for the fire at Hollywood Casino Joliet was settled and as such no further proceeds will be received.

•                  On May 1, 2011, Hollywood Casino Tunica was forced to close as a result of flooding by the Mississippi River. Due to the flooding, access to the property was temporarily cut-off and the property sustained minor damage. The property reopened on May 25, 2011. At the time of the flood, we carried property insurance coverage with a flood limit of $300 million for both property damage and business interruption applicable to this event.  This coverage included a $5 million property damage and two day business interruption deductible for the peril of flood. During the nine months ended September 30, 2011, we recorded a $5.2 million pre-tax loss for the insurance deductibles for property damage and business interruption. The $1.0 million insurance receivable within the consolidated balance sheet at September 30, 2011 was limited to the net book value of assets believed to be damaged and other costs incurred as a result of the flood at Hollywood Casino Tunica that are expected to be recovered via the insurance claim. During the nine months ended September 30, 2011, we received $6.5 million in insurance proceeds related to the flood at Hollywood Casino Tunica.

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

•                  A proposed $400 million casino in Cincinnati, Ohio, which is the primary market for our Lawrenceburg property, is anticipated to open in 2013. The opening of this casino is expected to negatively impact the financial results of Hollywood Casino Lawrenceburg. In addition, zoning was approved by voters in November 2010 for a proposed casino complex at the Arundel Mills mall in Anne Arundel, Maryland. The developer of the project is targeting 2012 for the opening of a temporary facility which is expected to be followed by the construction of a permanent facility. The opening of this casino is expected to negatively impact the financial results of Hollywood Casino at Charles Town Races.

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

For further information on our critical accounting policies and estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change to these policies for the nine months ended September 30, 2011.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as the September 2010 opening of Hollywood Casino Perryville in Maryland and the anticipated openings in Kansas and Ohio), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course) and expansions/improvements of existing properties.

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

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Kansas where we anticipate opening a casino through a joint venture in the first quarter of 2012, in Ohio where we have plans to open two casinos, one in Toledo in the second quarter of 2012 and the other in Columbus which we expect to open in the fourth quarter of 2012, and in Maryland where we opened Hollywood Casino Perryville on September 27, 2010, the first casino in the state) and potential competitive threats to business at our existing properties (such as the introduction of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, an additional casino in Illinois which opened on July 18, 2011, anticipated gaming expansion in Baton Rouge, Louisiana, and the introduction of tavern licenses in several states). Legalized gaming from Native American casinos can also have a significant competitive effect.

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

The results of operations for the three and nine months ended September 30, 2011 and 2010 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Gaming	$636,389	$582,307	$1,868,373	$1,668,870
Food, beverage and other	109,681	85,787	289,361	250,971
Management service fee	4,476	4,363	11,830	11,569
Revenues	750,546	672,457	2,169,564	1,931,410
Less promotional allowances	(39,641)	(34,201)	(103,757)	(102,520)
Net revenues	710,905	638,256	2,065,807	1,828,890

Operating expenses:
Gaming	331,496	309,991	979,285	890,473
Food, beverage and other	87,952	66,857	231,801	196,705
General and administrative	108,897	102,164	314,695	303,633
Depreciation and amortization	52,195	53,842	159,583	157,675
Impairment losses	—	816	—	31,542
Insurance deductible charges, net of recoveries	30	(5,876)	(13,219)	(5,662)
Total operating expenses	580,570	527,794	1,672,145	1,574,366
Income from operations	$130,335	$110,462	$393,662	$254,524

The results of operations by segments for the three and nine months ended September 30, 2011 and 2010 are summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended September 30,	2011	2010	2011	2010
	(in thousands)

Midwest	$205,333	$208,080	$49,167	$51,550
East/West (1)	350,278	273,147	72,276	55,262
Southern Plains	148,722	149,346	36,604	30,799
Other	6,572	7,683	(27,712)	(27,149)
Total	$710,905	$638,256	$130,335	$110,462

	Net Revenues		Income (loss) from Operations
Nine Months Ended September 30,	2011	2010	2011	2010
	(in thousands)

Midwest (2) (3)	$633,547	$629,584	$171,651	$105,035
East/West (1)	957,275	718,766	201,500	128,931
Southern Plains (4)	450,322	456,651	105,397	97,707
Other	24,663	23,889	(84,886)	(77,149)
Total	$2,065,807	$1,828,890	$393,662	$254,524

(1)

Our East/West segment results were favorably impacted by the opening of Hollywood Casino Perryville on September 27, 2010, the acquisition of the M Resort on June 1, 2011, and the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course.

(2)

Our Midwest segment included a pre-tax insurance gain of $18.5 million for the fire at Hollywood Casino Joliet for the nine months ended September 30, 2011 compared to a pre-tax insurance gain of $5.7 million for the nine months ended September 30, 2010.

(3)

As a result of the May 2010 statewide election, whereby the voters determined that our casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus’s West Side, we recorded a pre-tax impairment charge of $31.3 million for the nine months ended September 30, 2010 for the land that we had previously purchased in the Arena District.

(4)	Hollywood Casino Tunica was closed from May 1, 2011 to May 25, 2011 due to flooding.

Revenues

Revenues for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2011	2010	Variance	Variance
Gaming	$636,389	$582,307	$54,082	9.3%
Food, beverage and other	109,681	85,787	23,894	27.9%
Management service fee	4,476	4,363	113	2.6%
Revenues	750,546	672,457	78,089	11.6%
Less promotional allowances	(39,641)	(34,201)	(5,440)	(15.9)%
Net revenues	$710,905	$638,256	$72,649	11.4%

				Percentage
Nine Months Ended September 30,	2011	2010	Variance	Variance
Gaming	$1,868,373	$1,668,870	$199,503	12.0%
Food, beverage and other	289,361	250,971	38,390	15.3%
Management service fee	11,830	11,569	261	2.3%
Revenues	2,169,564	1,931,410	238,154	12.3%
Less promotional allowances	(103,757)	(102,520)	(1,237)	(1.2)%
Net revenues	$2,065,807	$1,828,890	$236,917	13.0%

In our business, revenue is driven by discretionary consumer spending, which has been impacted by weakened general economic conditions such as, but not limited to, high unemployment levels, low levels of consumer confidence, weakness in the housing market and increased stock market volatility.

We have no certain mechanism for determining why consumers choose to spend more or less money at our properties from period to period and as such cannot quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe were likely to account for such changes. In instances where we believe one factor may have had a significantly greater impact than the other factors, we have noted that as well. However, in all instances, such insights are based only on our reasonable judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.

Gaming revenue

Gaming revenue increased by $54.1 million, or 9.3%, and $199.5 million, or 12.0%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to the variances explained below.

Gaming revenue for our East/West segment increased by $59.3 million, or 24.2%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the acquisition of the M Resort on June 1, 2011, the opening of Hollywood Casino Perryville on September 27, 2010, and an increase in gaming revenue at Hollywood Casino at Charles Town Races primarily due to the continued impact from the introduction of table games in July 2010.

Gaming revenue for our East/West segment increased by $209.7 million, or 32.7%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the opening of Hollywood Casino Perryville on September 27, 2010 and the acquisition of the M Resort on June 1, 2011.  In addition, gaming revenue also increased for our East/West segment due to the introduction of table games in July 2010 at Hollywood Casino at Charles Town and Hollywood Casino at Penn National Race Course partially offset by a reduction in slot machine revenue due to a reduction in the number of slot machines on the gaming floors to make room for table games.

Gaming revenue for our Southern Plains segment decreased by $5.3 million, or 1.3%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to closure of Hollywood Casino Tunica from May 1, 2011 to May 25, 2011 due to flooding.

Gaming revenue for Other decreased by $1.5 million, or 45.9%, and $4.9 million, or 45.4%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to decreased gaming revenue at Bullwhackers primarily due to a restructuring at the property in the fourth quarter of 2010 which included a reduction in the number of gaming machines.

Food, beverage and other revenue

Food, beverage and other revenue increased by $23.9 million, or 27.9%, and $38.4 million, or 15.3%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to the variances explained below.

Food, beverage and other revenue for our East/West segment increased by $25.9 million, or 77.4%, and $40.7 million, or 43.6%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to the acquisition of the M Resort on June 1, 2011.

Food, beverage and other revenue for Other increased by $5.0 million, or 35.7%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to the acquisition of Beulah Park in July 2010.

Food, beverage and other revenue for our Midwest segment increased by $0.6 million, or 2.7%, and $2.4 million, or 3.8%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to the opening of the new land-based pavilion in late 2010 at Hollywood Casino Joliet.

Food, beverage and other revenue for our Southern Plains segment decreased by $2.7 million, or 10.2%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to management’s efforts to decrease promotional spending levels to improve margins and profitability. Food, beverage and other revenue for our Southern Plains segment decreased by $9.7 million, or 12.2%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to closure of Hollywood Casino Tunica from May 1, 2011 to May 25, 2011 due to flooding and to a lesser extent management’s efforts to decrease promotional spending levels to improve margins and profitability.

Promotional allowances

Promotional allowances increased by $5.4 million, or 15.9%, and $1.2 million, or 1.2%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to the variances explained below.

Promotional allowances for our East/West segment increased by $8.0 million, or 138.4%, and $11.9 million, or 73.2%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to the acquisition of the M Resort on June 1, 2011.

Promotional allowances for our Southern Plains segment decreased by $2.4 million, or 15.0%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the efforts by management to rationalize our promotional spending levels to improve operating margins. Promotional allowances for our Southern Plains segment decreased by $8.7 million, or 18.0%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to closure of Hollywood Casino Tunica from May 1, 2011 to May 25, 2011 due to flooding and, to a lesser extent, efforts by management to rationalize our promotional spending levels to improve operating margins.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2011	2010	Variance	Variance
Gaming	$331,496	$309,991	$21,505	6.9%
Food, beverage and other	87,952	66,857	21,095	31.6%
General and administrative	108,897	102,164	6,733	6.6%
Depreciation and amortization	52,195	53,842	(1,647)	(3.1)%
Impairment losses	—	816	(816)	(100.0)%
Insurance deductible charges, net of recoveries	30	(5,876)	5,906	100.5%
Total operating expenses	$580,570	$527,794	$52,776	10.0%

				Percentage
Nine Months Ended September 30,	2011	2010	Variance	Variance
Gaming	$979,285	$890,473	$88,812	10.0%
Food, beverage and other	231,801	196,705	35,096	17.8%
General and administrative	314,695	303,633	11,062	3.6%
Depreciation and amortization	159,583	157,675	1,908	1.2%
Impairment losses	—	31,542	(31,542)	(100.0)%
Insurance recoveries, net of deductible charges	(13,219)	(5,662)	(7,557)	(133.5)%
Total operating expenses	$1,672,145	$1,574,366	$97,779	6.2%

Gaming expense

Gaming expense increased by $21.5 million, or 6.9%, and $88.8 million, or 10.0%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to the variances explained below.

Gaming expense for our East/West segment increased by $27.4 million, or 18.4%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the opening of Hollywood Casino Perryville on September 27, 2010 and the acquisition of the M Resort on June 1, 2011. Gaming expense for our East/West segment increased by $109.1 million, or 27.6%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the opening of Hollywood Casino Perryville on September 27, 2010, the acquisition of the M Resort on June 1, 2011, and an increase in gaming expense at Hollywood Casino at Charles Town Races primarily due to increased payroll expense and gaming taxes resulting from higher table game revenue due to the introduction of table games in July 2010.

Gaming expense for our Midwest segment decreased by $4.1 million, or 3.8%, and $10.2 million, or 3.1%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above, as well as to a lesser extent decreased marketing costs and payroll expense primarily due to increased cost management efforts. In addition, gaming expense also decreased due to the expiration of the 3% surcharge in July 2011 for Hollywood Casino Joliet and Hollywood Casino Aurora in conjunction with the opening of the new casino in Des Plaines, Illinois.

Gaming expense for our Southern Plains segment decreased by $6.2 million, or 3.8%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to closure of Hollywood Casino Tunica from May 1, 2011 to May 25, 2011 due to flooding.

Gaming expense for Other decreased by $1.2 million, or 47.8%, and $3.9 million, or 48.9%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to our fourth quarter 2010 restructuring efforts at Bullwhackers to reduce costs to improve the property’s profitability.

Food, beverage and other expenses

Food, beverage and other expenses increased by $21.1 million, or 31.6%, and $35.1 million, or 17.8%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to an increase for our East/West segment by $21.2 million, or 85.0%, and $31.2 million, or 43.6%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to the acquisition of the M Resort on June 1, 2011.

General and administrative expenses

General and administrative expenses include expenses such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include lobbying expenses.

General and administrative expenses increased by $6.7 million, or 6.6%, and $11.1 million, or 3.6%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to the variances explained below.

General and administrative expenses for our East/West segment increased by $9.4 million, or 38.8%, and $20.4 million, or 31.2%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to the acquisition of the M Resort on June 1, 2011 and the opening of Hollywood Casino Perryville on September 27, 2010, as well as increased general and administrative expenses at Hollywood Casino at Charles Town Races primarily due to increased staffing needs.

General and administrative expenses for Other increased by $8.7 million, or 13.4%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to increased corporate payroll and benefit costs to support the Company’s growing operations.

General and administrative expenses for our Midwest segment decreased by $9.9 million, or 11.4%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to a decrease in general and administrative expenses at Hollywood Casino Aurora primarily due to the police services contract termination in the second quarter of 2010 as well as to a lesser extent decreased payroll costs.

General and administrative expenses for our Southern Plains segment decreased by $2.7 million, or 9.2%, and $8.1 million, or 9.4%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to increased cost management efforts to mitigate lower levels of gaming revenue.

Impairment losses

During the three and nine months ended September 30, 2010, in conjunction with the voters determining that our casino in Columbus, Ohio will be located at the site of the former Delphi Automotive plant along Columbus’s West Side, we recorded a pre-tax impairment charge of $0.8 million and $31.3 million, respectively, for the parcel of land that we purchased in Columbus’s Arena District.

Insurance recoveries, net of deductible charges

Insurance recoveries, net of deductible charges were $13.2 million during the nine months ended September 30, 2011 primarily related to a pre-tax insurance gain of $18.5 million for the fire at Hollywood Casino Joliet for the nine months ended September 30, 2011, which was partially offset by a pre-tax insurance loss of $5.2 million for the flood at Hollywood Casino Tunica for the nine months September 30, 2011. Insurance recoveries, net of deductible charges were $5.9 million and $5.7 million during the three and nine months ended September 30, 2010, respectively, related to insurance recoveries from the fire at Hollywood Casino Joliet.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2011	2010	Variance	Variance
Interest expense	$(23,514)	$(32,412)	$8,898	27.5%
Interest income	68	398	(330)	(82.9)%
Gain (loss) from unconsolidated affiliates	17,293	(3,925)	21,218	540.6%
Loss on early extinguishment of debt	(17,838)	—	(17,838)	(100.0)%
Other	2,737	8,259	(5,522)	(66.9)%
Total other expenses	$(21,254)	$(27,680)	$6,426	23.2%

				Percentage
Nine Months Ended September 30,	2011	2010	Variance	Variance
Interest expense	$(78,649)	$(99,615)	$20,966	21.0%
Interest income	217	1,739	(1,522)	(87.5)%
Gain (loss) from unconsolidated affiliates	15,370	(5,762)	21,132	366.7%
Loss on early extinguishment of debt	(17,838)	(519)	(17,319)	(3337.0)%
Other	393	8,245	(7,852)	(95.2)%
Total other expenses	$(80,507)	$(95,912)	$15,405	16.1%

Interest expense

Interest expense decreased by $8.9 million, or 27.5%, and $21.0 million, or 21.0%, for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to a $7.8 million and $18.5 million decline in swap interest expense due to the expiration of certain receive-variable pay-fixed interest rate hedges which increased interest expense in the prior year due to the low interest rate environment.

Gain (loss) from unconsolidated affiliates

We recorded a gain from unconsolidated affiliates of $17.3 million and $15.4 million for the three and nine months ended September 30, 2011, respectively, as compared to a loss from unconsolidated affiliates of $3.9 million and $5.8 million for three and nine months ended September 30, 2010, respectively, primarily due to a gain on the sale of our interest in the Maryland Jockey Club in July 2011.

Loss on early extinguishment of debt

During the three and nine months ended September 30, 2011, we recorded a $17.8 million loss on the early extinguishment of debt related to debt issuance costs write-offs and the call premium on the $250 million senior subordinated notes.

Other

Other decreased by $5.5 million and $7.9 million for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to the reversal of previously accrued reserves associated with litigation that ended in the third quarter of 2010 for $9.6 million, partially offset by foreign currency translation gains of $4.0 million and $2.0 million for the three and nine months ended September 30, 2011, respectively.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) decreased to 35.1% and 36.7% for the three and nine months ended September 30, 2011, respectively, as compared to 41.6% and 42.3% for the three and nine months ended September 30, 2010, respectively.  The reason is primarily due to the reversal of previously recorded unrecognized tax benefit reserves in the second quarter of 2011 for years that either the statue of limitations has lapsed in 2011 or that have been favorably settled, coupled with favorable state income tax benefits received from the impact of certain subsidiary restructurings completed in the third quarter of 2011. Lastly, we had an impairment charge in the second quarter of 2010 on our Columbus property, which had an unfavorable impact to our effective rate by lowering income from operations before income taxes.

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

Net cash provided by operating activities totaled $438.1 million and $369.7 million for the nine months ended September 30, 2011 and 2010, respectively.  The increase in net cash provided by operating activities of $68.4 million for the nine months ended September 30, 2011 compared to the corresponding period in the prior year is comprised primarily of an increase in cash receipts from customers of $247.5 million and a decrease in interest payments of $19.6 million, which were partially offset by an increase in cash paid to suppliers and vendors of $146.1 million and cash paid to employees of $41.8 million. The increase in cash receipts collected from our customers of $247.5 million for the nine months ended September 30, 2011 compared to the corresponding period in the prior year was primarily due to the previously discussed property openings and acquisitions in our East/West segment. Additionally, the increase in higher cash payments for operating expenses for the nine months ended September 30, 2011 compared to the corresponding period in the prior year was primarily due to increased expenses from the recent events at our East/West segment as well as less insurance proceeds received in 2011 for the fire at Hollywood Casino Joliet, which were partially offset by expense management initiatives at the majority of our properties within our operating segments to help mitigate the impact of the difficult operating environment.

Net cash used in investing activities totaled $222.7 million and $415.5 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash used in investing activities for the nine months ended September 30, 2011 included expenditures for property and equipment totaling $203.5 million and investment in joint ventures, net of proceeds received from the sale of our interest in the Maryland Jockey Club of $74.2 million, both of which were partially offset by cash acquired, net of acquisitions of businesses and gaming licenses of $9.6 million, insurance proceeds related to damaged property and equipment for the Tunica flood of $3.9 million, proceeds from the sale of property and equipment totaling $11.6 million, and a decrease in cash in escrow of $29.9 million. The decrease in net cash used in investing activities of $192.8 million for the nine months ended September 30, 2011 compared to the corresponding period in the prior year is primarily due to decreased expenditures for property and equipment as a result of decreased expenditures for Hollywood Casino Perryville which opened in September 2010 and for Hollywood Casino Joliet as the permanent land-based pavilion opened in December 2010. Also contributing to the variance was cash proceeds received for the sales of our interest in the Maryland Jockey Club and land in Columbus’s Arena District in the third quarter of 2011 and the acquisition of Beulah Park in the third quarter of 2010.

Net cash used in financing activities totaled $253.9 million and $311.9 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash used in financing activities for the nine months ended September 30, 2011 was impacted by the issuance of our new $2.15 billion senior secured credit facility. We utilized the proceeds of this issuance along with cash on hand to retire our previous senior secured credit facility.  See Note 8 for further details.  The decrease in net cash used in financing activities of $58.0 million for the nine months ended September 30, 2011 compared to the corresponding period in the prior year is primarily due to decreased repurchases of common stock and increased proceeds from stock option exercises of $8.8 million and $6.3 million, respectively, for the nine months ended September 30, 2011 compared to the corresponding period in the prior year, as well as the repurchase of preferred stock and noncontrolling interest for $11.2 million and $25.0 million, respectively, during the nine months ended September 30, 2010.

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

The following table summarizes our expected capital project expenditures by property for the fiscal year ending December 31, 2011, and actual expenditures for the nine months ended September 30, 2011 (excluding licensing fees). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2011.

Property	Expected for Year Ending December 31, 2011	Expenditures for Nine Months Ended September 30, 2011	Balance to Expend in 2011
	(in millions)

Hollywood Casino Toledo	$127.3	$72.8	$54.5
Hollywood Casino Columbus	78.2	40.4	37.8
Hollywood Casino at Charles Town Races	15.3	14.3	1.0
Hollywood Casino Joliet	10.7	10.2	0.5
Other	17.0	13.6	3.4
Total	$248.5	$151.3	$97.2

The table above excludes our share of the anticipated commitments related to our joint venture with International Speedway to develop a casino at Kansas Speedway since these amounts will be recorded within investments in and advances to unconsolidated affiliates on our consolidated balance sheet.

In November 2009, the “Ohio Jobs and Growth Plan,” a casino ballot proposal calling for an amendment to Ohio’s Constitution to authorize casinos in the state’s four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. Construction is underway for Hollywood Casino Toledo, a $320 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. The Hollywood Casino Columbus project, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is under construction, with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. We expect the completion of Hollywood Casino Toledo in the second quarter of 2012 and Hollywood Casino Columbus in the fourth quarter of 2012.

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

During the nine months ended September 30, 2011, we spent approximately $52.2 million for capital maintenance expenditures at our properties. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2011 to date.

Debt

On July 14, 2011, we entered into a new $2.15 billion senior secured credit facility, which is comprised of a $700 million revolving credit facility that will mature in July 2016, a $700 million variable rate Term Loan A due in July 2016 and a $750 million variable rate Term Loan B due in July 2018. The interest rates payable on the facilities are based on the leverage ratios of the Company as defined in the debt agreements, however, based on current borrowing levels, we will pay LIBOR plus 150 basis points on the revolver and Term Loan A and LIBOR plus 275 basis points on Term Loan B (subject to a 1% LIBOR floor). We utilized the proceeds of the two term loan borrowings and cash on hand to retire our previous senior secured credit facility obligation of $1,518.1 million (which had significant principal repayments due at the end of 2011 and 2012) and pay transaction costs and accrued interest and fees on the retired debt. As a result of this refinancing, we incurred debt extinguishment charges of $10.2 million during the three months ended September 30, 2011.

Our senior secured credit facility had a gross outstanding balance of $1,639.4 million at September 30, 2011, consisting of $200.0 million drawn under the revolving credit facility, a $691.3 million Term Loan A facility, and a $748.1 million Term Loan B facility. Additionally, at September 30, 2011, we were contingently obligated under letters of credit issued pursuant to the $2.15 billion senior secured credit facility with face amounts aggregating $25.0 million, resulting in $475.0 million of available borrowing capacity as of September 30, 2011 under the revolving credit facility.

In July 2011, we announced our intention to redeem all of our $250 million senior subordinated notes. The redemption price was $1,022.50 per $1,000 principal amount, plus accrued and unpaid interest, which was paid in August 2011.  We funded the redemption of our $250 million senior subordinated notes from our new revolving credit facility and available cash.  We recorded a $7.6 million loss on early extinguishment of debt during the three months ended September 30, 2011 related to debt issuance costs write-offs and the call premium on the $250 million senior subordinated notes.

Covenants

Our senior secured credit facility and $325 million 8 3/4% senior subordinated notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, our senior secured credit facility and $325 million 8 3/4% senior subordinated notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

At September 30, 2011, we were in compliance with all required covenants.

Outlook

Based on our current level of operations and anticipated earnings growth, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings growth will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the senior subordinated notes, to retire or redeem the senior subordinated notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the risk related to our capital structure.

We have historically maintained a capital structure comprising a mix of equity and debt financing. We vary our leverage to pursue opportunities in the marketplace and in an effort to maximize our enterprise value for our shareholders. We expect to meet our debt obligations as they come due through internally generated funds from operations and/or refinancing them through the debt or equity markets prior to their maturity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at September 30, 2011 about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. For interest rate swaps, the table presents settlement amounts and weighted-average interest rates by the expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and the weighted-average variable rates are based on implied forward rates in the yield curve at September 30, 2011.

	10/1/11 - 9/30/12	10/1/12 - 9/30/13	10/1/13 - 9/30/14	10/1/14 - 9/30/15	10/1/15 - 9/30/16	Thereafter	Total	Fair Value 9/30/11
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$325,000	$325,000	$343,688
Average interest rate						8.75%

Other Long Term Obligations	$1,919	$—	$—	$—	$—	$—	$1,919	$1,919
Average interest rate	6.20%

Variable rate	$42,500	$46,875	$64,375	$77,500	$697,500	$710,625	$1,639,375	$1,630,023
Average interest rate (1)	2.40%	2.56%	2.77%	3.04%	3.21%	4.65%

Interest rate derivatives:
Interest rate swaps
Variable to fixed (2)	$1,437	$—	$—	$—	$—	$—	N/A	$1,437
Average pay rate	2.41%						N/A
Average receive rate (3)	0.62%						N/A

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

(2)                                  Settlement amounts outstanding on interest rate swaps with a notional value of $440 million.

(3)                                  Estimated rate, reflective of forward LIBOR.

In accordance with the terms of our previous senior secured credit facility, we were required to enter into fixed-rate debt or interest rate swap agreements in an amount equal to 50% of our consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the previous senior secured credit facility. This requirement was not included in the new senior secured credit facility. We de-designated our cash flow hedges on July 1, 2011 in connection with our new senior secured credit facility.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchases of common equity securities during the quarter ended September 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1, 2011 - July 31, 2011	—	$—	—	$265,364,751
August 1, 2011 - August 31, 2011	387,895	35.82	387,895	251,468,655
September 1, 2011 - September 30, 2011	367,622	35.74	367,622	238,329,608

(1)          On June 9, 2011, the Board of Directors authorized the extension of the repurchase program previously authorized by the Board of Directors on June 9, 2010 which provided for the purchase of up to $300 million of the Company’s Common Stock. The current authorization extends the repurchase program until the Annual Meeting of Shareholders in 2012, unless otherwise extended or shortened by the Board of Directors.

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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.

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

PENN NATIONAL GAMING, INC.

November 4, 2011	By:	/s/ William J. Clifford
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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.

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