Form 10-K
period 2011-12-31
PENN NATIONAL GAMING INC
filed 2012-02-24
CIK 921738

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $2.7 billion. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Select Market on June 30, 2011. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

         The number of shares of the registrant's Common Stock outstanding as of February 15, 2012 was 76,291,210.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2012 annual meeting of shareholders are incorporated by reference into Part III.

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

        Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below and in the information incorporated by reference herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

  •
  the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities);

  •
  the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular;

  •
  the activities of our competitors and the emergence of new competitors (traditional and internet based);

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

  •
  our ability to secure state and local permits and approvals necessary for construction;

ii

  •
  construction factors, including delays, unexpected remediation costs, local opposition and increased cost of labor and materials;

  •
  our ability to receive, or delays in obtaining, the regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, including favorable resolution of any related litigation;

  •
  our dependence on key personnel;

  •
  our expectations for the continued availability and cost of capital;

  •
  the impact of weather;

  •
  the maintenance of agreements with our horsemen, pari-mutuel clerks and other organized labor groups;

  •
  the outcome of pending legal proceedings;

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

iii

PART I

ITEM 1. BUSINESS

Overview

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company, Zia Park Casino, Sanford-Orlando Kennel Club and The M Resorts LLC (the "M Resort") in June 2011), greenfield projects (such as at Hollywood Casino at Penn National Race Course, Hollywood Slots Hotel and Raceway and Hollywood Casino Perryville), and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Most recently, we, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012, and we anticipate opening our facilities in Columbus and Toledo, Ohio in 2012.

        As of December 31, 2011, we owned, managed, or had ownership interests in twenty-five facilities in the following eighteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario.

        We believe that our portfolio of assets provides us with a diversified cash flow from operations. We continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and the development of new gaming properties, particularly in attractive regional markets. Current capital projects are ongoing at several of our new and existing properties, including our facilities under construction in Ohio.

        In this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" and "Penn National" refer to Penn National Gaming, Inc. and subsidiaries, unless the context indicates otherwise.

Properties

        The following table summarizes, by our reportable segments, certain features of our owned properties and our managed property that are currently in operations as of December 31, 2011:

	Location	Type of Facility	Approx. Gaming Square Footage	Gaming Machines	Table Games(1)	Hotel Rooms
Midwest
Owned Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	150,000	3,219	87	295
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	53,000	1,172	21	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	50,000	1,177	23	100
Argosy Casino Alton	Alton, IL	Dockside gaming	23,000	1,052	15	—
Managed Property:
Casino Rama	Orillia, Ontario	Land-based gaming	93,000	2,498	108	289

Subtotal			369,000	9,118	254	684
East/West
Owned Properties:
Hollywood Casino at Charles Town Races	Charles Town, WV	Land-based gaming/ Thoroughbred racing	209,508	4,180	107	153
Hollywood Casino at Penn National Race Course	Grantville, PA	Land-based gaming/ Thoroughbred racing	99,194	2,451	53	—
M Resort	Henderson, NV	Land-based gaming	92,000	1,561	52	390
Hollywood Casino Perryville	Perryville, MD	Land-based gaming	34,329	1,500	—	—
Hollywood Slots Hotel and Raceway	Bangor, ME	Land-based gaming/Harness racing	31,750	1,000	—	152
Zia Park Casino	Hobbs, NM	Land-based gaming/ Thoroughbred racing	18,460	750	—	—

Subtotal			485,241	11,442	212	695
Southern Plains
Owned Properties:
Hollywood Casino Bay St. Louis	Bay St. Louis, MS	Land-based gaming	57,000	1,167	22	291
Argosy Casino Riverside	Riverside, MO	Dockside gaming	56,400	1,724	33	258
Hollywood Casino Tunica(2)	Tunica, MS	Dockside gaming	44,000	1,076	25	494
Boomtown Biloxi	Biloxi, MS	Dockside gaming	51,665	1,093	18	—
Hollywood Casino Baton Rouge	Baton Rouge, LA	Dockside gaming	28,000	1,120	23	—
Argosy Casino Sioux City	Sioux City, IA	Dockside gaming	20,500	719	16	—

Subtotal			257,565	6,899	137	1,043
Other
Owned Properties:
Bullwhackers	Black Hawk, CO	Land-based gaming	10,425	290	—	—
Raceway Park	Toledo, OH	Standardbred racing	—	—	—	—
Beulah Park	Grove City, OH	Thoroughbred racing	—	—	—	—
Rosecroft	Oxon Hill, MD	Standardbred racing	—	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Greyhound racing	—	—	—	—
Freehold Raceway(3)	Freehold, NJ	Standardbred racing	—	—	—	—
Sam Houston Race Park(4)	Houston, TX	Thoroughbred racing	—	—	—	—
Valley Race Park(4)	Harlingen, TX	Greyhound racing	—	—	—	—

Subtotal			10,425	290	—	—

Total			1,122,231	27,749	603	2,422

(1)
Excludes poker tables.

(2)
Due to flooding in 2011 at Hollywood Casino Tunica, the gaming square footage has been temporarily reduced by 10,000 square feet compared to the prior year.

(3)
Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

(4)
Pursuant to a joint venture with MAXXAM, Inc. ("MAXXAM").

Midwest Owned Properties

Hollywood Casino Lawrenceburg

        Hollywood Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati. In late June 2009, we opened a new casino riverboat at Hollywood Casino Lawrenceburg, replacing the vessel at Argosy Casino Lawrenceburg. The Hollywood-themed casino riverboat has 150,000 square feet of gaming space on two levels with 3,219 slot machines, 87 table games and 41 poker tables, a restaurant, a buffet, a bar, a nightclub, a casual dining room, two cafes and meeting space. Hollywood Casino Lawrenceburg also includes a 295-room hotel.

        The City of Lawrenceburg is currently designing a hotel to be built by the City of Lawrenceburg near our Hollywood Casino Lawrenceburg property. By contractual agreement reached with the City of Lawrenceburg, the project will ultimately be owned and operated by a subsidiary of the Company upon completion of construction. Currently slated to include 180 rooms and approximately 18,000 square feet of multipurpose space, the City of Lawrenceburg anticipates an opening date in the third quarter of 2013.

Hollywood Casino Aurora

        Hollywood Casino Aurora, part of the Chicagoland market, is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. This single-level dockside casino provides 53,000 square feet of gaming space with 1,172 slot machines, 21 gaming tables and 7 poker tables. The facility features an upscale lounge, a steakhouse with a private dining room, a VIP lounge for premium players, a casino bar with video poker, a buffet, and a deli. Hollywood Casino Aurora also has a surface parking lot, two parking garages with approximately 1,500 parking spaces, and a gift shop.

Hollywood Casino Joliet

        Hollywood Casino Joliet, part of the Chicagoland market, is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge-based casino provides 50,000 square feet of gaming space on two levels with 1,177 slot machines, 23 table games and 3 poker tables. The land-based pavilion includes a steakhouse, a buffet, a deli, and a sports bar and entertainment lounge.

        The complex also includes a 100-room hotel, a 1,100 space parking garage, surface parking areas with approximately 1,500 spaces and an 80-space recreational vehicle park.

Argosy Casino Alton

        Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis. Argosy Casino Alton is a three-deck gaming facility featuring 23,000 square feet of gaming space with 1,052 slot machines and 15 table games. Argosy Casino Alton includes an entertainment pavilion and features a 124-seat buffet, a restaurant, a deli and a 400-seat main showroom. The facility also includes surface parking areas with 1,341 spaces.

Midwest Managed Property

Casino Rama

        Through CHC Casinos Canada Limited ("CHC Casinos"), our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation ("OLGC"), an agency of the Province of Ontario. Casino Rama is located on the lands of the Rama First Nation, approximately 90 miles north of Toronto. The property has approximately 93,000 square feet of gaming space with 2,498 gaming machines, 108 table games and 15 poker tables. In addition, the property includes a 5,000-seat entertainment facility, a 289-room hotel and 3,170 surface parking spaces.

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

        The Agreement terminated on August 1, 2011. In July 2011, we entered into a new interim agreement with the OLGC for the operation of the Casino Rama facility through March 31, 2012, which was subsequently extended in January 2012 for an additional six months through September 30, 2012. The OLGC is currently in the process of evaluating bids on a new five year term for the management of the Casino Rama facility, which includes a cap on management fees of $5 million per year. While we intend to participate in the bid process, there can be no assurance that the OLGC will select us to manage the property beyond September 30, 2012.

East/West Owned Properties

Hollywood Casino at Charles Town Races

        Hollywood Casino at Charles Town Races is located within approximately a one-hour drive of the Baltimore, Maryland and Washington, D.C. markets. Hollywood Casino at Charles Town Races features 209,508 square feet of gaming space with 4,180 gaming machines and a 153-room hotel, as well as various dining options. In July 2010, we added table games and poker tables following voter approval of table games in the December 5, 2009 special election. As of December 31, 2011, the property had 107 table games and 30 poker tables. The complex also features live thoroughbred racing at a 3/4-mile all-weather lighted thoroughbred racetrack with a 3,000-seat grandstand, parking for 6,048 vehicles and simulcast wagering and dining. In addition, a high-end steakhouse was completed in the fourth quarter of 2010 and a sports bar and entertainment lounge was opened in July 2011.

Hollywood Casino at Penn National Race Course

        Hollywood Casino at Penn National Race Course is located in Grantville, Pennsylvania, which is 15 miles northeast of Harrisburg. Hollywood Casino at Penn National Race Course, which opened on February 12, 2008, is a 365,000 square foot facility with 2,451 slot machines. In July 2010, we added table games and poker tables following legislation passed in January 2010 permitting the operation of table games by existing licensees. As of December 31, 2011, the property had 53 table games and 16 poker tables. The facility also includes an entertainment bar and lounge, a sports bar, a buffet, a high-end steakhouse and various casual dining options, as well as a simulcast facility and viewing area for live racing. The facility has ample parking, including a five-story self-parking garage, with capacity for approximately 2,200 cars and approximately 1,500 surface parking spaces for self and valet parking. The property includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track. The property also includes approximately 400 acres that are available for future expansion or development.

M Resort

        On June 1, 2011, following the purchase of all of the outstanding debt of the M Resort and the receipt of requisite regulatory approvals, the Company acquired the business in exchange for the debt. Opened in March 2009, the M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated on over 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features over 92,000 square feet of gaming space with 1,561 slot machines, 52 table games, and 10 poker tables. M Resort also offers 390 guest rooms and suites, six restaurants and six destination bars, more than 60,000 square feet of meeting and conference space, a 4,700 space parking facility, a spa and fitness center and a 100,000 square foot events piazza. In January 2012, the M Resort expanded its convention space by about 25,000 square feet which will be used for both conventions and meetings, as well as concerts and other larger scale events.

Hollywood Casino Perryville

        Hollywood Casino Perryville was opened to the public on September 27, 2010 and is located directly off Interstate 95 in Cecil County, Maryland just 35 miles northeast of Baltimore and 70 miles from Washington, D.C. Hollywood Casino Perryville is a Hollywood-themed facility which offers 34,329 square feet of gaming space with 1,500 slot machines. The facility also offers various food and beverage options, including a buffet and a grill, a gift shop and 1,600 parking spaces with valet and self-parking.

Hollywood Slots Hotel and Raceway

        Hollywood Slots Hotel and Raceway, which is located in Bangor, Maine, includes 31,750 square feet of gaming space with 1,000 slot machines. On November 8, 2011, voters in Penobscot County approved the addition of table games. The addition of 10 table games and 4 poker tables is anticipated to be in place by March 31, 2012. Hollywood Slots Hotel and Raceway's amenities include a 152-room hotel, with 5,119 square feet of meeting and pre-function space, two eateries, a buffet and a snack bar, a small entertainment stage, and a four-story parking garage with 1,500 spaces. Bangor Raceway, which is adjacent to the property, is located at historic Bass Park and includes a one-half mile standardbred racetrack and grandstand to seat 3,500 patrons.

Zia Park Casino

        Zia Park Casino is located in Hobbs, New Mexico and includes a casino as well as an adjoining racetrack. Zia Park Casino includes 18,460 square feet of gaming space with 750 slot machines and operates two restaurants. Year-round banquet services are available at the property and in the Turf Club, which also offers food and beverage services during the live racing season. The property has a one-mile quarter/thoroughbred racetrack, with live racing from September to December, and a year-round simulcast parlor.

Southern Plains Owned Properties

Hollywood Casino Bay St. Louis

        Hollywood Casino Bay St. Louis is located in Bay St. Louis, Mississippi. The casino features 57,000 square feet of gaming space with 1,167 slot machines, 22 table games, and 6 poker tables. The waterfront Hollywood Hotel features 291 rooms and a 10,000 square foot ballroom, including nine separate meeting rooms offering more than 14,000 square feet of meeting space. Hollywood Casino Bay St. Louis offers live concerts and various entertainment on weekends in the ballroom. The property also features The Bridges golf course, an 18-hole championship golf course. Hollywood Casino Bay St. Louis has various dining facilities including a steakhouse, a buffet, a casual dining room and a clubhouse lounge as well as an entertainment bar. Other amenities include a recreational vehicle park with 100 spaces and a gift shop.

Argosy Casino Riverside

        Argosy Casino Riverside is located on the Missouri River approximately five miles from downtown Kansas City in Riverside, Missouri. The casino primarily attracts customers who reside in the northern and western regions of the Kansas City metropolitan area. The casino features 56,400 square feet of gaming space with 1,724 slot machines and 33 table games.

        This Mediterranean-themed casino and hotel features a nine-story, 258-room hotel and spa, an entertainment facility featuring various food and beverage areas, including a buffet, a steakhouse, a deli, a coffee bar, a VIP lounge and a sports/entertainment lounge and 19,000 square feet of banquet/conference facilities. Argosy Casino Riverside also has parking for approximately 3,000 vehicles, including a 1,250 space parking garage.

Hollywood Casino Tunica

        Hollywood Casino Tunica is located in Tunica, Mississippi. Tunica County is the closest resort gaming jurisdiction to, and is easily accessible from, the Memphis, Tennessee metropolitan area. The Tunica market has become a regional destination resort, attracting customers from surrounding markets such as Nashville, Tennessee, Atlanta, Georgia, St. Louis, Missouri, Little Rock, Arkansas, and Tulsa, Oklahoma. This single-level casino features 54,000 square feet of gaming space with 1,076 slot machines, 25 table games and 6 poker tables. On May 1, 2011, Hollywood Casino Tunica was forced to close as a result of flooding by the Mississippi River. The property reopened on May 25, 2011. Due to the flooding, 10,000 square feet of gaming space remains closed. A section of this area is expected to reopen in the first quarter of 2012 as a high limit area, with the remainder reopening by the end of 2012.

        Hollywood Casino Tunica's 494-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons. Entertainment amenities include a steakhouse, a buffet, a grill, an entertainment lounge, a premium players' club, a themed bar facility, an indoor pool and showroom as well as banquet and meeting facilities. In addition, Hollywood Casino Tunica offers surface parking with 1,635 spaces.

Boomtown Biloxi

        Boomtown Biloxi is located in Biloxi, Mississippi. Boomtown Biloxi offers 51,665 square feet of gaming space with 1,093 slot machines, 18 table games and 5 poker tables. It features a buffet, a steakhouse and a 24-hour grill and bakery. Boomtown Biloxi also has 1,450 surface parking spaces.

Hollywood Casino Baton Rouge

        Hollywood Casino Baton Rouge is a dockside riverboat gaming facility operating in Baton Rouge, Louisiana. Hollywood Casino Baton Rouge features a riverboat casino reminiscent of a nineteenth century Mississippi River paddlewheel steamboat. The riverboat features approximately 28,000 square feet of gaming space with 1,120 gaming machines and 23 table games.

        The facility also includes a two-story, 58,000 square foot dockside building featuring a variety of amenities, including a steakhouse, a 268-seat buffet, a deli, a premium players' lounge, a nightclub, a lobby bar, a public atrium, two meeting rooms, 1,490 parking spaces, and a gift shop.

        In December 2007, we agreed to acquire 3.8 acres of adjacent land and to pay for half of the construction costs for a railroad underpass with the seller of the land. Construction on the underpass started in June 2009 and was completed in March 2011. The underpass provides unimpeded access to the casino property and to property owned by the seller for future development.

Argosy Casino Sioux City

        Argosy Casino Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 20,500 square feet of gaming space with 719 slot machines, 16 table games and 4 poker tables. The casino is complemented by adjacent barge facilities featuring dining facilities, meeting space, and 524 parking spaces.

        Each gaming license in Iowa is issued jointly to a gaming operator and a local charitable sponsor. The agreement between our gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (the "Belle") and its charitable sponsor, Missouri River Historical Development, Inc. ("MRHD"), may expire as early as July 2012. The Belle is in the process of negotiating with MRHD to transition its current barge-based facility to a new land-based facility and to enter into a new long-term agreement with MRHD. If a new agreement cannot be reached, MRHD has indicated that it may issue a request for proposals for alternative operators for a new land-based facility and has preemptively filed a lawsuit seeking to establish its right to do so. If MRHD were to issue such a request, the Belle may contest MRHD's right to do so, may participate in the process and/or may seek an alternative charitable sponsor. Accordingly, at this time, there can be no assurance that the Belle will be able to reach an agreement with MRHD or, absent such agreement, that it will be able to partner with an alternative charitable sponsor. In the event that both MRHD and the Belle find alternative partners, it is unclear whether the Iowa Gaming and Racing Commission would issue a gaming license to one or both such groups. Further, the Belle's ability to continue its operations may also be impacted by its ability to renew or extend its existing docking lease, which expires in January 2013, or to locate a suitable site to construct a land-based facility.

Other Owned Properties

Bullwhackers

        The Bullwhackers casino, which is located in Black Hawk, Colorado, includes 10,425 square feet of gaming space with 290 slot machines. The property also includes a 344-car surface parking area. We also own and operate a gas station/convenience store located approximately 7 miles east of the Bullwhackers casino on Highway 119.

Raceway Park

        Raceway Park is a 58,250 square foot facility with a 5/8-mile standardbred race track located in Toledo, Ohio. The facility also features simulcast wagering and has theatre-style seating capacity for 1,977 and surface parking for 3,000 vehicles.

Beulah Park

        Acquired on July 1, 2010, Beulah Park in Grove City, Ohio is located on approximately 210 acres just outside of Columbus, Ohio. Beulah Park is a thoroughbred racing facility that features live thoroughbred racing from October to May as well as simulcast wagering from a number of nationwide tracks. Beulah Park includes a grandstand, outdoor paddock, a clubhouse facility and numerous food and dining options.

Rosecroft

        On February 28, 2011, we completed our acquisition of Rosecroft Raceway in Oxon Hill, Maryland following the completion of a bankruptcy auction and approval of the purchase by a United States ("U.S.") Bankruptcy Court judge. Rosecroft Raceway, located approximately 13 miles south of Washington, D.C., is situated on approximately 125 acres just outside the Washington I-495 Beltway in Prince George's county. The Rosecroft facility features a 5/8-mile standardbred race track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building with dining facilities. In August 2011, Rosecroft Raceway re-opened for simulcasting and live standardbred racing resumed in late October 2011.

Sanford-Orlando Kennel Club

        Sanford-Orlando Kennel Club is a 1/4-mile greyhound facility located in Longwood, Florida. The facility has capacity for 6,500 patrons, with seating for 4,000 and surface parking for 2,500 vehicles. The facility conducts year-round greyhound racing and greyhound, thoroughbred, and harness racing simulcasts.

Freehold Raceway

        Through our joint venture in Pennwood Racing, Inc. ("Pennwood"), we own 50% of Freehold Raceway, located in Freehold, New Jersey. The property features a half-mile standardbred race track and a 150,000 square foot grandstand.

Sam Houston Race Park and Valley Race Park

        On April 8, 2011, following final approval by the Texas Racing Commission, we completed our investment in a joint venture with MAXXAM that owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a planned racetrack in Laredo, Texas. Sam Houston Race Park, opened in April 1994, is located 15 miles northwest from downtown Houston along Beltway 8. Sam Houston Race Park hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties and meetings, concerts and national touring festivals throughout the year. Valley Race Park, which was opened in 1990, is a 91,000 square foot dog racing and simulcasting facility located in Harlingen, Texas.

Off-track Wagering Facilities

        Our off-track wagering facilities ("OTWs") and racetracks provide areas for viewing import simulcast races of thoroughbred and standardbred horse racing, televised sporting events, placing pari-mutuel wagers and dining. We operate four OTWs in Pennsylvania, and through our joint venture in Pennwood, we own 50% of a leased OTW in Toms River, New Jersey.

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

Competition

        The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming and other forms of gaming in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; high school, collegiate and professional athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Ohio and Maryland), have legalized, and are likely to implement gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our properties' ability to compete with facilities in nearby jurisdictions.

        Our racing operations face significant competition for wagering dollars from other racetracks and OTWs, some of which also offer other forms of gaming, as well as other gaming venues such as casinos. Additionally, for a number of years, there has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives and unwillingness of customers to travel a significant distance to racetracks. Our account wagering operations compete with other providers of such services throughout the country. We also may face competition in the future from new OTWs, new racetracks or new providers of account wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing operations, such gaming opportunities could have an adverse effect on our business, financial condition and results of operations.

        Midwest.    In Ohio, voters passed a referendum in 2009 to allow four land-based casinos in four cities, one of which will be in downtown Cincinnati, which is the primary feeder market for our Hollywood Casino Lawrenceburg property. The proposed $400 million casino in nearby Cincinnati, Ohio will be operated by Caesars Entertainment as part of a joint venture with Rock Gaming LLC and is anticipated to open in 2013. This new facility will have an adverse impact on Hollywood Casino Lawrenceburg. However, the impact from this casino on our Midwest segment will be mitigated by the opening of our Ohio casinos, Hollywood Casino Toledo and Hollywood Casino Columbus, both of which are expected to open in 2012. On January 25, 2012, MTR Gaming Group, Inc. ("MTR") announced it had received its license to install and operate up to 2,500 video lottery terminals at its Scioto Downs racetrack in Columbus, Ohio. The facility will offer a 300 seat buffet, a casual dining restaurant and a bar/lounge. MTR anticipates opening the new facility in the second quarter of 2012. In Illinois, a new approximately $445 million casino opened on July 18, 2011 in Des Plaines, Illinois. As a result, Hollywood Casino Aurora and Hollywood Casino Joliet face additional competition as the facilities are located in the suburban area northwest of Chicago, however the 3% surcharge that Hollywood Casino Aurora and Hollywood Casino Joliet paid to subsidize local racing horse interests is no longer incurred as the new facility is now open. In addition, in July 2009, the Governor of Illinois signed a bill providing for the legalization of up to five video lottery terminals to be installed in licensed bars, restaurants and truck stops, among other venues that permit on-site alcohol consumption. In July 2011, the Illinois Supreme Court, in a unanimous ruling, cleared the way for the 2009 Illinois Video Gaming Act to go forward. The Illinois Gaming Board is currently in the process of finalizing the regulatory framework and awarding licenses, however numerous cities and counties have opted out of participation. Additionally in Illinois, the legislature in May 2011 passed a gaming expansion bill to allow five new casinos in the state while bringing slot machines to the Illinois racetracks. However, this legislation was not sent formally to the Governor of Illinois for approval. Currently, legislators are working on new expansion gambling proposals. Finally, casino gaming is not currently permitted in Kentucky, although legislation has been introduced to allow gaming at racetracks and casinos subject to a referendum which will take place in 2012. The commencement of gaming in Kentucky and the expansion of gaming in Illinois would negatively impact certain of our existing Midwest properties.

        East/West.    In November 2008, the citizens of Maryland approved a referendum to allow up to 15,000 slot machines at five locations throughout the state. These locations included a facility in each of Cecil, Allegany, Anne Arundel, Baltimore City and Worchester Counties. Applications for each of the gaming zones were submitted in February 2009. Hollywood Casino Perryville in Cecil County, which is our facility, opened to the public on September 27, 2010 and was the only Maryland facility operational in 2010. In January 2011, the Worchester County location opened at Ocean Downs Racetrack. In November 2010, zoning was approved by voters for a proposed casino complex offering 4,750 slot machines at the Arundel Mills mall in Anne Arundel, Maryland. The developer of the project is targeting an opening in the summer of 2012 of approximately 2,500 to 3,000 slot machines, with the full facility expected to be open by the end of 2012. Particularly as the Anne Arundel facility opens, Hollywood Casino at Charles Town Races and Hollywood Casino Perryville will face increased competition and their results will be negatively impacted. Additionally, the opening of a casino in Baltimore City, which now has a viable applicant, would negatively impact our operations at Charles Town and Perryville. In Pennsylvania, in April 2011, the Pennsylvania Gaming Control Board awarded a category 3 license to permit the operation of slot machines at an existing resort to Woodlands Fayette, LLC, operators of the Nemacolin Woodlands Resort in Wharton Township, Fayette County. However, Mason-Dixon Resort LP, which applied for a category 3 license in Gettysburg, filed an appeal with the state Supreme Court seeking to reverse the Board's decision. This appeal is still pending. If the appeal is successful and a category 3 license was awarded to Mason-Dixon Resort LP, our operations at Hollywood Casino at Penn National Race Course could be negatively impacted. In addition, in 2009, a category 3 license application was granted for a site in Valley Forge, Pennsylvania. The casino is currently under construction and could open as early as spring of 2012. We expect the opening of this casino to have a minor adverse effect on the financial results of Hollywood Casino at Penn National Race Course. Our East/West segment also contains our M Resort property which caters to the Las Vegas locals market. The strength of the Las Vegas locals market is partially linked to the health of the Las Vegas strip. Continued weakness in this market may continue to negatively impact the Las Vegas locals market, including our M Resort property.

        Southern Plains.    In Kansas, the legislature approved the expansion of casino gaming in its state, and in February 2010, Kansas Entertainment, LLC ("Kansas Entertainment"), a joint venture of affiliates of International Speedway Corporation ("International Speedway") and us, received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of an approximately $411 million Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway, which is located approximately 17 miles from Argosy Casino Riverside. Kansas Entertainment began construction of the facility in the second quarter of 2010 and the facility opened on February 3, 2012. The opening of this casino will have an adverse effect on the financial results of Argosy Casino Riverside. In Louisiana, construction on an approximately $357 million riverboat casino and hotel has begun with a planned opening in the summer of 2012. The opening of this riverboat casino will have an adverse effect on the financial results of Hollywood Casino Baton Rouge. In the Mississippi Gulf Coast market, there are various proposals for casinos in development, as well as expansions at existing properties, that may take place in the next few years. Construction on an approximately $60 million casino project in Biloxi has begun with a planned opening in the spring of 2012. The opening of this casino will have an adverse effect on the financial results of Boomtown Biloxi.

U.S. and Foreign Revenues

        Our net revenues in the U.S. for 2011, 2010, and 2009 were approximately $2,727.1 million, $2,443.9 million, and $2,354.5 million, respectively. Our revenues from operations in Canada for 2011, 2010, and 2009 were approximately $15.2 million, $15.2 million, and $14.8 million, respectively.

Segments

        In 2011, we realigned our reporting structure in connection with the hiring of a senior vice president of regional operations. We now have three senior vice presidents of regional operations who oversee various properties based primarily on their geographic locations and whom report directly to our President and Chief Operating Officer. This event impacted how our Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM") as that term is defined in Accounting Standards Codification ("ASC") 280, "Segment Reporting" ("ASC 280"), measures and assesses our business performance and has caused us to conclude that we now have reportable segments. Therefore, we have aggregated our properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains, consistent with how our CODM reviews and assesses our financial performance.

        The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, and Argosy Casino Alton. It also includes our Casino Rama management service contract as well as the two Ohio properties that are currently under construction, Hollywood Casino Toledo and Hollywood Casino Columbus, which are scheduled to open by the end of May 2012 and November 1, 2012, respectively.

        The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Slots Hotel and Raceway, Hollywood Casino at Penn National Race Course, Zia Park Casino, and M Resort.

        The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, and Boomtown Biloxi. It also includes our 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway which opened in February 2012.

        The Other category consists of our standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and our joint venture interests in Sam Houston Race Park and Valley Race Park, Freehold Raceway, and Maryland Jockey Club (which was sold in July 2011). If we are successful in obtaining gaming operations at these locations, they would be assigned to one of our regional executives and reported in their respective reportable segment. The Other category also includes our corporate overhead operations which does not meet the definition of an operating segment under ASC 280 and our Bullwhackers property.

Management

Name	Age	Position
Peter M. Carlino	65	Chief Executive Officer
Timothy J. Wilmott	53	President and Chief Operating Officer
William J. Clifford	54	Senior Vice President-Finance and Chief Financial Officer
Thomas P. Burke	55	Senior Vice President-Regional Operations
John V. Finamore	53	Senior Vice President-Regional Operations
Robert S. Ippolito	60	Vice President, Secretary and Treasurer
Jordan B. Savitch	46	Senior Vice President and General Counsel
Jay A. Snowden	35	Senior Vice President-Regional Operations
Steven T. Snyder	51	Senior Vice President-Corporate Development

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

        Thomas P. Burke.    Mr. Burke joined us in November 2002 and was appointed to his current position of Senior Vice President-Regional Operations effective October 2008. In this position, Mr. Burke is responsible for overseeing all facets of our facilities located in our Southern Plains segment. Previously, Mr. Burke served as Vice President and General Manager of our Argosy Casino Riverside from June 2006 until October 2008 and as President and General Manager of our Bullwhackers properties from November 2002 until June 2006. Prior to joining us, Mr. Burke held senior management positions at Ameristar Casinos, Station Casinos, Trump Taj Mahal Casino Resort and Trump Castle Hotel/Casino, American Gaming and Entertainment and the Majestic Star Casino.

        John V. Finamore.    Mr. Finamore joined us in November 2002 as Senior Vice President-Regional Operations. In this position, Mr. Finamore is responsible for overseeing all facets of our facilities located in our Midwest segment. Prior to joining us, Mr. Finamore served as President of Missouri Operations for Ameristar Casinos, Inc. from December of 2000 until February of 2002 and President of Midwest Operations for Station Casinos, Inc. from July 1998 until November 2000. Mr. Finamore has over 28 years of gaming industry and hotel management experience.

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

        Jay A. Snowden.    Mr. Snowden joined us in October 2011 as Senior Vice President-Regional Operations. In this position, Mr. Snowden is responsible for overseeing all facets of our facilities located in our East/West segment. Prior to joining us, Mr. Snowden was the Senior Vice President and GM of Caesar's and Harrah's in Atlantic City, and prior to that, he held various senior leadership positions in St. Louis, San Diego and Las Vegas.

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

Employees and Labor Relations

        As of December 31, 2011, we had 16,740 full- and part-time employees.

        We are required to have agreements with the horsemen at each of our racetracks to conduct its live racing and simulcasting activities, with the exception of our tracks in Ohio and New Mexico. In addition, in order to operate gaming machines and table games in West Virginia, we must maintain agreements with each of the Charles Town Horsemen, pari-mutuel clerks and breeders.

        At Hollywood Casino at Charles Town Races, we have an agreement with the Charles Town Horsemen expiring on December 31, 2012, and an agreement with the breeders that expires on June 30, 2012. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been informally extended on a month-to-month basis while negotiations are in process.

        Our agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course expired on September 30, 2011 has been extended through February 29, 2012 pending continuing negotiations. We have a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expired on December 31, 2011 and will likely be extended pending negotiations. We also have an agreement in place with Local 137 of the Sports Arena Employees with respect to pari-mutuel clerks and admission personnel at our OTWs, which expires on August 31, 2013.

        Our agreement with the Maine Harness Horsemen Association at Bangor Raceway expired on December 31, 2011. We anticipate having a new agreement in place prior to the commencement of live racing which will occur in May 2012.

        Our agreement with the Ohio Harness Horsemen Association at Raceway Park expires on November 30, 2012. In connection with the acquisition of Beulah Park, we have assumed the agreement with the Ohio Horsemen's Protective and Benevolent Association, which expires on November 30, 2012. Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association and Maryland Standardbred Breeder's Association as of July 5, 2011. Both of these agreements expire on December 31, 2022.

        Across certain of our properties, the Seafarers Entertainment and Allied Trade Union represents approximately 1,860 of our employees under agreements that expire at various times between June

2012 and November 2020. At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union ("UNITE/HERE") Local 1 represents approximately 280 employees under a collective bargaining agreement which expires on March 31, 2015. In addition, at some of our properties, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO, the Security Police and Fire Professionals of America, the International Brotherhood of Electronic Workers, the UNITE/HERE Local 10, the Local No. 27 United Food and Commercial Workers, and the United Industrial, Service, Transportation, Professional and Government Workers of North America represent certain of our employees under collective bargaining agreements that expire at various times between May 2012 and February 2020. None of these particular unions represent more than 50 of our employees.

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

        For the year ended December 31, 2011, approximately 37.4% of our net revenues were collectively derived from our Charles Town and Lawrenceburg operations. Our ability to meet our operating and debt service requirements is substantially dependent upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the potential effect on Charles Town due to the development of a casino complex at the Arundel Mills mall in Anne Arundel, Maryland, the potential opening of a casino in Baltimore, Maryland, as well as ongoing and potentially new competition in Pennsylvania and Maryland, and the potential impact on Lawrenceburg of a proposed $400 million casino in nearby Cincinnati, Ohio that will be operated by Caesars Entertainment as part of a joint venture with Rock Gaming LLC with an announced opening in 2013);

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

        We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets. The integration of properties we may develop or acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks as well as the risks attendant to partnership deals on these development opportunities. In particular, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.

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

        No assurance can be given that, when we endeavor to open new or upgraded gaming facilities, the expected timetables for opening such facilities will be met in light of the uncertainties inherent in the development of the regulatory framework, construction, the licensing process, legislative action and litigation.

         We face significant competition from other gaming operations.

        The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines not located in casinos, Native American gaming, and other forms of gaming in the U.S. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Currently, there are proposals that would legalize internet poker and other varieties of internet gaming in a number of states and at the federal level.

        In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; high school, collegiate and professional athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Ohio and Maryland), have legalized, and are likely to fully implement, gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons could increase competition for our gaming operations and could have a material adverse impact on us.

        Gaming competition is intense in most of the markets where we operate. There could be further competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. As competing properties and new markets are opened our operating results may be negatively impacted. For example, a proposed $400 million casino scheduled to open in 2013 in Cincinnati, Ohio will compete in the same market as our Lawrenceburg property, increased competition to our Charles Town property is anticipated from the opening of a significant casino complex at the Arundel Mills mall in Anne Arundel, Maryland , the potential opening of a casino in Baltimore, Maryland, as well as ongoing and potentially new competition in Pennsylvania and Maryland, an approximately $357 million riverboat casino and hotel in Baton Rouge, Louisiana is scheduled to open in the summer of 2012 that may have a potential impact on our Baton Rouge property, and an approximately $445 million casino that opened in July 2011 in Des Plaines, Illinois has negatively impacted our Hollywood Casino Aurora and Hollywood Casino Joliet properties. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions.

        We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in detail in the subsection entitled "Competition" of this Annual Report on Form 10-K.

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

        Taxation and fees.    We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant revenue based taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes, and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our future financial results.

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

        Changing laws and regulations relating to corporate governance and public disclosure, including U.S. Securities and Exchange Commission regulations, generally accepted accounting principles, and NASDAQ Global Select Market rules, are creating uncertainty for companies. These changing laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, recent issuance and/or lack of guidance. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. In addition, further regulation of financial institutions and public companies is possible. This could result in continuing uncertainty and higher costs regarding compliance matters. Due to our commitment to maintain high standards of compliance with laws and public disclosure, our efforts to comply with evolving laws, regulations and standards have resulted in and are likely to continue to result in increased general and administrative expense. In addition, we are subject to different parties' interpretation of our compliance with these new and changing laws and regulations. A failure to comply with any of these laws or regulations could have a materially adverse effect on us. For instance, if our gaming authorities, the U.S. Securities and Exchange Commission, our independent auditors or our shareholders and potential shareholders conclude that our compliance with the regulations is unsatisfactory, this may result in a negative public perception of us, subject us to increased regulatory scrutiny, monetary penalties or otherwise adversely affect us.

         Inclement weather and other casualty events could seriously disrupt our business and have a material adverse effect on our financial condition and results of operations.

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For example, in late August 2005, we closed Hollywood Casino Bay St. Louis in Bay St. Louis, Mississippi, Boomtown Biloxi in Biloxi, Mississippi and Hollywood Casino Baton Rouge in Baton Rouge, Louisiana in anticipation of Hurricane Katrina. Hollywood Casino Baton Rouge subsequently reopened on August 30, 2005. However, due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume until June 29, 2006 and August 31, 2006, respectively. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period. For instance, Hollywood Casino Tunica was closed from May 1, 2011 to May 25, 2011 due to flooding. In terms of casualty events, on March 20, 2009, our Hollywood Casino Joliet was closed following a fire that started in the land-based pavilion at the facility. On June 25, 2009, the casino barge reopened with temporary land-based facilities, and we began construction of a new land-based pavilion, which opened in late December 2010.

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

         Our operations in certain jurisdictions depend on management agreements and/or leases with third parties and local governments.

        Our operations in several jurisdictions depend on land leases and/or management and development agreements with third parties and local governments. If we are unable to renew these leases and agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, in Iowa, each gaming license is issued jointly to a gaming operator and a local charitable sponsor. Our gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (the "Belle"), is party to an agreement with its local sponsor, Missouri River Historical Development, Inc. ("MRHD") that may expire as soon as July 2012. The Belle is currently negotiating with MRHD to enter into a new long-term agreement in connection with which it has offered to construct a new land-based facility to replace its current barge-based facility. If the Belle does not reach a new agreement with MRHD, it will need to partner with another sponsor. At this time, no assurance can be given that the Belle will be able to reach a new agreement with MRHD or, if such agreement is not reached, that it will be able to partner with another sponsor. In addition, the Belle also has a docking lease with the City of Sioux City, scheduled to expire in January 2013, which permits it to dock its gaming vessel at its current location. Its failure to renew this lease on acceptable terms could disrupt its operations and adversely affect our operating results. Similarly, in the Province of Ontario, through CHC Casinos, our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the OLGC, an agency of the Province of Ontario. On October 5, 2010, the OLGC issued a request for proposals inviting gaming operators to bid on a new five year term for the management of the Casino Rama facility subject to a cap on management fees of $5 million per year. Our current management agreement for Casino Rama, which initially expired in July 2011, has been twice extended to provide additional time for the bid process. Our current extension expires on September 30, 2012. No assurance can be given that we will be given additional extensions or that we may ultimately be selected as the new operator.

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

        We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. The Bullwhackers property is located within the geographic footprint of the Clear Creek/Central City Superfund Site, a large area of historic mining activity which is the subject of state and federal clean-up actions. Although we have not been named a potentially responsible party for this Superfund Site, it is possible that as a result of our ownership and operation of this property (on which mining may have occurred in the past), we may incur costs related to this matter in the future. Furthermore, we are aware that there is or may have been soil or groundwater contamination at certain of our properties (such as Colorado and Ohio) resulting from current or former operations. These matters are in various stages of investigation, and we are not able at this time to estimate the costs that will be required to resolve them. Additionally, certain of the gaming chips used at many gaming properties, including some of ours, have been found to contain some level of lead. Analysis by third parties has indicated the normal handling of the chips does not create a health hazard. We are in the process of evaluating our disposal alternatives. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

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

        Effective October 1, 2004, we signed an agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course that expired on September 30, 2011, but has been extended through February 29, 2012 pending continuing negotiations. We have a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expired on December 31, 2011 and will likely be extended pending negotiations. We also have an agreement in place with Local 137 of the Sports Arena Employees with respect to pari-mutuel clerks and admission personnel at our OTWs, which expires on

August 31, 2013. At Hollywood Casino at Charles Town Races, we have an agreement with the Charles Town Horsemen expiring on December 31, 2012, and an agreement with the breeders that expires on June 30, 2012. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been informally extended on a month-to-month basis while negotiations are in process. Our agreement with the Maine Harness Horsemen Association at Bangor Raceway expired on December 31, 2011. We anticipate having a new agreement in place prior to the commencement of live racing which will occur in May 2012. Our agreement with the Ohio Harness Horsemen Association at Raceway Park expires on November 30, 2012. In connection with the acquisition of Beulah Park, we have assumed the agreement with the Ohio Horsemen's Protective and Benevolent Association which expires on November 30, 2012. Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association and Maryland Standardbred Breeder's Association as of July 5, 2011. Both of these agreements expire on December 31, 2022.

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

        Although we have lower debt leverage ratios than our domestic gaming competitors, we continue to have a significant amount of indebtedness. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

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

         Volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our revenues and our ability to access favorable financing terms.

        While we intend to finance expansion and renovation projects with existing cash, cash flow from operations and borrowing under our senior secured credit facility, we may require additional financing to support our continued growth. However, depending on then current economic conditions, our access to capital may not be available on terms acceptable to us or at all. Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Finally, our borrowing costs under our senior secured credit facility are tied to LIBOR. We currently have no hedges in place to mitigate the impact of higher LIBOR rates and as such significant increases in LIBOR could have a negative impact on our results of operations.

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

        We have a revolving credit facility with a borrowing capacity of $700.0 million that expires in July 2016 via a bank group that is comprised of various large financial institutions with the top four institutions providing over 53% of the facility. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we could experience decreased levels of liquidity which could have a detrimental impact on our operations, including being able to fund our current project pipeline. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our senior secured credit facility.

         Our indebtedness imposes restrictive covenants on us.

        Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, our senior secured credit facility and $325 million 8 3/4% senior subordinated notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. A failure to comply with these restrictions could lead to an event of default thereunder which could result in an acceleration of such indebtedness.

         To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.

        Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the next year. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, including with respect to our indebtedness. In addition, if we consummate significant acquisitions and/or other expansion opportunities in the future, our cash requirements may increase significantly. As we are required to satisfy amortization requirements under our senior secured credit facility or as other debt matures, we may also need to raise funds to refinance all or a portion of our debt. We cannot assure you that we will be able to refinance any of our debt, including our senior secured credit facility, on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service or refinance the notes, extend or refinance our debt, including our senior secured credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following describes our principal real estate properties by segment:

Midwest

        Hollywood Casino Lawrenceburg.    We own the Hollywood casino riverboat. We own and lease 52 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the gaming vessel, and includes an entertainment pavilion, a 295-room hotel, two parking garages and an adjacent surface lot. In addition, we own a 52-acre parcel on Route 50 which we use for remote parking.

        The City of Lawrenceburg is currently designing a hotel to be built by the City of Lawrenceburg near our Hollywood Casino Lawrenceburg property. By contractual agreement reached with the City of Lawrenceburg, the project will ultimately be owned and operated by a subsidiary of the Company upon completion of construction. Currently slated to include 180 rooms and approximately 18,000 square feet of multipurpose space, the City of Lawrenceburg anticipates an opening date in the third quarter of 2013.

        Hollywood Casino Aurora.    We own a dockside barge structure and land-based pavilion in Aurora, Illinois. We own the land, which is approximately 17,000 square feet, on which the pavilion is located and a pedestrian walkway bridge. The property also includes a parking lot under an operating lease agreement and two parking garages under capital lease agreements.

        Hollywood Casino Joliet.    We own approximately 276 acres in Joliet, Illinois, which includes a barge-based casino, a 100-room hotel, and a 1,100 space parking garage.

        Argosy Casino Alton.    The Alton Belle II is a riverboat casino, which we own. We lease a 2.5-acre parcel in Alton, Illinois, a portion of which serves as the dockside boarding for the Alton Belle II. The dockside facility includes an entertainment pavilion and office space. In addition, we lease a warehouse facility and own an office building.

        Casino Rama.    We do not own any of the land located at or near the casino or Casino Rama's facilities and equipment. The Ontario Lottery and Gaming Corporation has a long-term ground lease with an affiliate of the Rama First Nation, for the land on which Casino Rama is situated. Under the Agreement, CHC Casinos Canada Limited and CRC Holdings, Inc. have been granted full access to Casino Rama during the term of the Agreement to perform the management services under the Agreement. The Casino Rama facilities are located on approximately 57 acres.

        Hollywood Casino Columbus.    We currently own approximately 123 acres of land in Columbus, Ohio, where we have begun construction of Hollywood Casino Columbus.

        Hollywood Casino Toledo.    We own a 44-acre site in Toledo, Ohio, where we have begun construction of Hollywood Casino Toledo.

East/West

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

        Hollywood Casino at Penn National Race Course.    We own approximately 625 acres in Grantville, Pennsylvania, where Penn National Race Course is located on 225 acres. Currently, the property includes a 365,000 square foot facility, complimented by a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track, and a parking garage. The property also includes approximately 400 acres surrounding the Penn National Race Course that are available for future expansion or development.

        M Resort.    We own the M Resort, which is situated on over 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway, in Henderson, Nevada. The M Resort property includes a 390-room hotel, 4,700 space parking, and other land-based facilities.

        Hollywood Casino Perryville.    We own approximately 36 acres of land in Perryville, Maryland, where we opened Hollywood Casino Perryville to the public on September 27, 2010.

        Hollywood Slots Hotel and Raceway.    We lease the land on which the Hollywood Slots Hotel and Raceway facility is located in Bangor, Maine, which consists of just over 9 acres, and includes a 152-room hotel and four-story parking. In addition, we lease approximately 26 acres located at historic Bass Park, which is adjacent to the facility, which includes a one-half mile track and a grandstand with over 12,000 square feet and seating for 3,500 patrons.

        Zia Park Casino.    Our casino adjoins the racetrack and is located on an approximately 320-acre site that we own in Hobbs, New Mexico. The property includes a one-mile quarter/thoroughbred racetrack.

Southern Plains

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

        Hollywood Casino Tunica.    We lease approximately 70 acres of land in Tunica, Mississippi. The property includes a single-level casino, a 494-room hotel, and other land-based facilities, which we own.

        Boomtown Biloxi.    We lease approximately 13 acres, most of which is utilized for the gaming location, under a lease that expires in 2093. We also lease approximately 5 acres of submerged tidelands at the casino site from the State of Mississippi. We own the barge on which the casino is located and all of the land-based facilities.

        Hollywood Casino Baton Rouge.    Hollywood Casino Baton Rouge is a four-story riverboat casino, which we own. We own a 17.4-acre site on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The property site serves as the dockside embarkation for Hollywood Casino Baton Rouge and features a two-story building. We also own 5.5 acres of land that are used primarily for offices, warehousing, and parking. In December 2007, we agreed to acquire 3.8 acres of adjacent land and to pay for half of the construction costs for a railroad underpass with the seller of the land. Construction on the underpass started in June 2009 and was completed in March 2011. The underpass provides unimpeded access to the casino property and to property owned by the seller for future development.

        Argosy Casino Sioux City.    We have a lease in Sioux City, Iowa, for the landing rights, which includes the dockside embarkation for the Argosy IV, a riverboat casino. We own the Argosy IV as well as adjacent barge facilities.

Other

        Bullwhackers.    Our Bullwhackers casino is located on a 3.5-acre site, which we own. On August 30, 2006, we purchased a gas station/convenience store located approximately 7 miles east of the Bullwhackers casino on Highway 119 on a 7.6-acre site.

        Raceway Park.    We own approximately 92 acres in Toledo, Ohio, where Raceway Park is located. The property includes a 5/8-mile standardbred race track, including a clubhouse and a grandstand.

        Beulah Park.    We own approximately 210 acres in Grove City, Ohio, just outside of Columbus, Ohio. The property includes a thoroughbred racing facility, a grandstand, outdoor paddock and a clubhouse building.

        Rosecroft.    Rosecroft Raceway is situated on approximately 125 acres, which we own. The Rosecroft facility features a 5/8-mile standardbred race track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building with dining facilities.

        Sanford-Orlando Kennel Club.    We own approximately 26 acres in Longwood, Florida where Sanford-Orlando Kennel Club is located. The property includes a 1/4-mile racing surface, a clubhouse dining facility and a main grandstand building. Kennel facilities for up to 1,300 greyhounds are located at a leased location approximately 1/2 mile from the racetrack enclosure.

        Freehold Raceway.    Through our joint venture in Pennwood, we own a 51-acre site in Freehold, New Jersey, where Freehold Raceway is located. The property features a half-mile standardbred race track and a grandstand. In addition, through our joint venture in Pennwood, we own a 10-acre site in Cherry Hill, New Jersey, which is currently undeveloped.

        Sam Houston Race Park and Valley Race Park.    Through our joint venture with MAXXAM, we own 323 acres at Sam Houston Race Park and 80 acres at Valley Race Park. Sam Houston Race Park includes a one-mile dirt track and a 7/8-mile turf track as well as a 226,000 square foot grandstand and pavilion centre. Valley Race Park includes a 91,000 square foot dog racing and simulcasting facility.

        Off-track Wagering Facilities.    The following is a list of our four OTWs, which are leased, and their locations:

Location	Approx. Size (Square Ft.)	Owned/Leased	Date Opened
Reading, PA	22,500	Leased	May 1992
Chambersburg, PA	12,500	Leased	April 1994
York, PA	25,000	Leased	March 1995
Lancaster, PA	24,000	Leased	July 1996

        In addition, through our joint venture in Pennwood, we own 50% of a leased OTW in Toms River, New Jersey, that has 28,160 square feet.

        Corporate.    We lease 45,917 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of Peter M. Carlino, our Chairman and Chief Executive Officer. We believe the lease terms for the executive office and warehouse to be no less favorable than such lease terms that could have been obtained from unaffiliated third parties.

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

        The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company's Hollywood Casino Joliet and Hollywood Casino Aurora, for a 3% surcharge to subsidize local horse racing interests. On May 30, 2006, Hollywood Casino Joliet and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah's Joliet and the Grand Victoria Casino in Elgin (collectively, the "Four Casinos"), and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the "Court"), asking the Court to declare the law unconstitutional. Hollywood Casino Joliet and Hollywood Casino Aurora began paying the 3% surcharge into a protest fund which accrued interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result,

Hollywood Casino Joliet and Hollywood Casino Aurora continued paying the 3% surcharge into the protest fund until May 25, 2008, when the 3% surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court's ruling and issued a decision upholding the constitutionality of the 3% surcharge. On January 21, 2009, the Four Casinos filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs' request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case. On June 10, 2009, the Four Casinos filed a petition with the Court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption. On August 17, 2009, the Court dismissed the Four Casinos' petition to reopen the case, and the Four Casinos decided not to pursue an appeal of the dismissal.

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

        On June 12, 2009, the Four Casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund, racetrack owner John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c),(d) ("RICO"), based on an illegal scheme to secure the enactment of the 3% surcharge legislation in exchange for the payment of money by Johnston and entities controlled by him. The Four Casinos sought to impose a constructive trust over all funds paid under the surcharge, and therefore all of the Illinois racetracks were named as parties to the lawsuit. The defendants in the RICO case filed motions to dismiss. On December 7, 2009, the district court denied the motions to dismiss the RICO count, but it granted the motion to dismiss the constructive trust count, stating that it did not have jurisdiction in this case to impose the constructive trust. The Four Casinos appealed this dismissal to the Seventh Circuit Court of Appeals, which affirmed the dismissal in an en banc opinion. The Illinois racetracks are now free to use the monies that they received from the 3% surcharge. Since the passing of House Bill 1918 into law, Hollywood Casino Joliet and Hollywood Casino Aurora have recognized approximately $55.2 million in expense as a result of the 3% surcharge, including $5.5 million during the year ended December 31, 2011. The 3% surcharge is included in gaming expense within the consolidated statements of operations.

        On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company's Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that the Company's disclosure practices relative to the proposed transaction with Fortress Investment Group LLC and Centerbridge Partners, L.P. and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint was amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as

additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and the court granted the motion and dismissed the complaint with prejudice. The plaintiffs filed a motion for reconsideration, which was denied on October 21, 2009. The plaintiffs subsequently appealed the dismissal to the Fourth Circuit Court of Appeals and an oral argument was heard on October 26, 2010. On March 14, 2011, the Fourth Circuit Court of Appeals affirmed the decision of the lower court. The plaintiffs have requested the U.S. Supreme Court to consider an appeal of the decision. In October 2011, the U.S. Supreme Court denied the application for an appeal.

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

        On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC ("HV") in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the "Contract") that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG's alleged breach based on a Guaranty Agreement signed by the Company. Both cases were consolidated. Following extensive discovery and briefings, on July 23, 2010, the court granted KPG's motion for summary judgment and dismissed HV's claim. KPG filed a motion requesting reimbursement of the attorneys' fees and costs incurred in litigating this case pursuant to the terms of the Contract and was awarded approximately $0.9 million. HV has appealed both rulings of the district court. In December 2011, the Tenth Circuit Court of Appeals affirmed the district courts' rulings.

        On March 11, 2011, CD Gaming Ventures, LLC ("CD Gaming"), a wholly-owned subsidiary of the Company and developer of the Columbus casino, filed suit in U.S. District Court against the City of Columbus (the "City"), Columbus officials, Franklin County and County officials. The lawsuit alleged that the City, Franklin County and various city and county officials violated the Company's rights under the U.S. and Ohio Constitutions, principally by removing preexisting sewer and water service in an effort to force annexation of the constitutionally-authorized casino site into the City. CD Gaming asked the court for an injunction preventing the City and the county from denying water and sewer service to the casino site and also sought monetary damages. On May 24, 2011, the City and CD Gaming announced they had reached a contingent agreement, subject to final documentation, that would result in the annexation of the casino site into the City in exchange for water and sewer service and other considerations. The agreement was conditioned, among other things, on the sale of real estate previously purchased by the Company in downtown Columbus for $11 million and an acceptable settlement agreement with certain affiliates of the Columbus Dispatch. A sale agreement for the real estate in downtown Columbus closed on August 23, 2011 and a release and settlement agreement has been finalized with certain affiliates of the Columbus Dispatch.

ITEM 4.    MINE SAFETY DISCLOSURES

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

	High	Low
2011
First Quarter	$38.17	$33.42
Second Quarter	40.75	36.36
Third Quarter	44.29	33.05
Fourth Quarter	41.49	31.68
2010
First Quarter	$30.22	$22.45
Second Quarter	31.95	23.05
Third Quarter	30.86	22.35
Fourth Quarter	37.32	29.44

        The closing sale price per share of our Common Stock on the NASDAQ Global Select Market on February 15, 2012, was $41.85. As of February 15, 2012, there were approximately 583 holders of record of our Common Stock.

Dividend Policy

        Since our initial public offering of Common Stock in May 1994, we have not paid any cash dividends on our Common Stock. We intend to retain all of our earnings to finance the development of our business, and thus, do not anticipate paying cash dividends on our Common Stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operations and capital requirements, our general financial condition and general business conditions. In addition, our senior secured credit facility and $325 million 8 3/4% senior subordinated notes restrict, among other things, our ability to pay dividends. In addition, future financing arrangements may prohibit the payment of dividends under certain conditions.

Stock Repurchase

        On June 9, 2011, the Board of Directors authorized the extension of the repurchase program previously authorized by the Board of Directors on June 9, 2010 which provided for the purchase of up to $300 million of our Common Stock. The current authorization extends the repurchase program until the Annual Meeting of Shareholders in 2012, unless otherwise extended or shortened by the Board of Directors. During the year ended December 31, 2011, we repurchased 2,981,406 shares of our Common Stock in open market transactions for approximately $105.2 million at an average price of $35.29 per share. During the year ended December 31, 2010, we repurchased 1,526,400 shares of our Common Stock in open market transactions for approximately $35.9 million at an average price of $23.49 per share. We did not repurchase any shares of our Common Stock in 2009.

        The table below summarizes the Company's repurchases of Common Stock during the quarter ended December 31, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2011 - October 31, 2011	—	$—	—	$238,329,608
November 1, 2011 - November 30, 2011	1,190,935	34.69	1,190,935	197,013,437
December 1, 2011 - December 31, 2011	1,034,954	35.61	1,034,954	160,159,344

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial and operating data for the five-year period ended December 31, 2011 is derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2011	2010(1)	2009(2)	2008(3)	2007
	(in thousands, except per share data)
Income statement data:(4)
Net revenues	$2,742,257	$2,459,111	$2,369,275	$2,423,053	$2,436,793
Total operating expenses	2,242,676	2,305,885	2,563,873	2,509,494	1,938,984

Income (loss) from operations	499,581	153,226	(194,598)	(86,441)	497,809
Total other (expenses) income	(110,349)	(148,708)	(133,283)	38,856	(205,569)

Income (loss) from operations before income taxes	389,232	4,518	(327,881)	(47,585)	292,240
Taxes on income	146,881	66,178	(60,468)	105,738	132,187

Net income (loss) including noncontrolling interests	242,351	(61,660)	(267,413)	(153,323)	160,053
Less: Net loss attributable to noncontrolling interests	—	(2,193)	(2,465)	—	—

Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$242,351	$(59,467)	$(264,948)	$(153,323)	$160,053

Per share data:
Basic earnings (loss) per common share	$2.52	$(0.76)	$(3.39)	$(1.81)	$1.87
Diluted earnings (loss) per common share	$2.26	$(0.76)	$(3.39)	$(1.81)	$1.81
Weighted shares outstanding—Basic(5)	77,991	78,079	78,122	84,536	85,578
Weighted shares outstanding—Diluted(5)	107,051	78,079	78,122	84,536	88,384
Other data:
Net cash provided by operating activities	$567,365	$493,178	$338,246	$420,463	$431,219
Net cash used in investing activities	(338,802)	(736,758)	(262,659)	(391,498)	(611,617)
Net cash (used in) provided by financing activities	(236,508)	(223,153)	(108,747)	542,941	186,255
Depreciation and amortization	211,476	212,387	194,436	173,545	147,915
Interest expense	99,564	130,215	134,984	169,827	198,059
Capital expenditures	293,081	362,955	289,551	344,894	361,155
Balance sheet data:
Cash and cash equivalents	$238,440	$246,385	$713,118	$746,278	$174,372
Total assets	4,606,346	4,462,879	4,712,616	5,189,676	4,967,032
Total debt	2,043,165	2,171,123	2,334,777	2,430,180	2,974,922
Shareholders' equity	1,971,631	1,777,766	1,852,076	2,057,273	1,120,962

(1)
As a result of decreased earning projections resulting from an anticipated increase in competition from the scheduled opening of a $445 million casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, we recorded a pre-tax goodwill impairment charge of $188.8 million ($173.0 million, net of taxes) related to our Aurora and Joliet properties during the year ended December 31, 2010. As a result of the May 2010 statewide election, whereby the voters determined that our casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus's West Side, we reclassified the land that we had previously purchased in the Arena District site that had been originally approved for our casino as held for sale and recorded a pre-tax impairment charge of $31.3 million ($20.1 million, net of taxes). Additionally, during the year ended December 31, 2010, we wrote-off the trademark intangible asset associated with the Argosy acquisition for $4.4 million ($2.8 million, net of taxes) due to management's strategy to transition Argosy properties to the Hollywood Casino brand. We also recorded a pre-tax charge of $0.2 million during the year-ended December 31, 2010 related to the replaced Lawrenceburg vessel. See Note 3 below.

(2)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of December 31, 2011, we owned, managed, or had ownership interests in twenty-five facilities in the following eighteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. We believe that our portfolio of assets provides us with diversified cash flow from operations.

        We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company, Zia Park Casino, Sanford-Orlando Kennel Club and the M Resort in June 2011), greenfield projects (such as at Hollywood Casino at Penn National Race Course, Hollywood Slots Hotel and Raceway and Hollywood Casino Perryville), and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Most recently, we, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012, and we anticipate opening our facilities in Columbus and Toledo, Ohio in 2012.

        The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines and, to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fee from Casino Rama, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our OTWs.

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

        We continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and the development of new gaming properties, particularly in attractive regional markets. Current capital projects are ongoing at several of our new and existing properties, including our facilities under construction in Ohio. Additional information regarding our capital projects is discussed in detail in the section entitled "Liquidity and Capital Resources—Capital Expenditures" below.

Segment Information

        During 2011, we realigned our reporting structure in connection with the hiring of a senior vice president of regional operations. We now have three senior vice presidents of regional operations who oversee various properties based primarily on their geographic locations and whom report directly to our President and Chief Operating Officer. This event impacted how our Chief Executive Officer, who is the Company's CODM as that term is defined in ASC 280, measures and assesses our business performance and has caused us to conclude that we now have reportable segments. Therefore, we have aggregated our properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains, consistent with how our CODM reviews and assesses our financial performance.

        The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, and Argosy Casino Alton. It also includes our Casino Rama management service contract as well as the two Ohio properties that are currently under construction, Hollywood Casino Toledo and Hollywood Casino Columbus, which are scheduled to open by the end of May 2012 and November 1, 2012, respectively.

        The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Slots Hotel and Raceway, Hollywood Casino at Penn National Race Course, Zia Park Casino, and M Resort.

        The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, and Boomtown Biloxi. It also includes our 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway which opened in February 2012.

        The Other category consists of our standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and our joint venture interests in Sam Houston Race Park and Valley Race Park, Freehold Raceway, and Maryland Jockey Club (which was sold in July 2011). If we are successful in obtaining gaming operations at these locations, they would be assigned to one of our regional executives and reported in their respective reportable segment. The Other category also includes our corporate overhead operations which does not meet the definition of an operating segment under ASC 280 and our Bullwhackers property.

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

Financial Highlights:

        The major factors affecting our results for the year ended December 31, 2011, as compared to the year ended December 31, 2010, were:

  •
  Net revenues and income from operations increased by $293.5 million and $82.2 million, respectively, for the year ended December 31, 2011, as compared to the corresponding period in the prior year, for our East/West segment, primarily due to the acquisition of the M Resort on June 1, 2011, the opening of Hollywood Casino Perryville on September 27, 2010, and the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and at Hollywood Casino at Penn National Race Course.

  •
  Income from operations at our Midwest segment was impacted by a pre-tax insurance gain of $18.5 million at Hollywood Casino Joliet during the year ended December 31, 2011, compared to a pre-tax insurance gain of $7.5 million during the corresponding period in the prior year, and included goodwill and other impairment losses of $220.2 million during the year ended December 31, 2010.

  •
  Excluding the recently opened Hollywood Casino Perryville and the recently acquired M Resort, management's continued focus on cost management contributed to improved operating margins at 14 of our 15 gaming facilities.

  •
  Our Other category included a gain of $20.2 million on the sale of our interest in the Maryland Jockey Club in July 2011 for the year ended December 31, 2011 compared to a loss from our interest in the Maryland Jockey Club for the year ended December 31, 2010, which included our share of a goodwill impairment write-down recorded by the Maryland Jockey Club during the fourth quarter of 2010 for $14.4 million. Our Other category for the year ended December 31, 2011 also included a loss on the early extinguishment of debt for $17.8 million related to debt issuance costs write-offs and the call premium on the $250 million senior subordinated notes, as well as a $5.9 million charge for our share of a goodwill impairment write-down at our New Jersey joint venture.

  •
  Net income attributable to the shareholders of Penn National Gaming, Inc. and its subsidiaries increased by $301.8 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to the variances explained above and a decrease in interest expense as well as an increase in income taxes.

Recent Developments:

        The following are recent developments that have had or are likely to have an impact on us:

  •
  In July 2011, we entered into a new $2.15 billion senior secured credit facility which is comprised of a $700 million revolving credit facility that will mature in July 2016, a $700 million variable rate Term Loan A due in July 2016 and a $750 million variable rate Term Loan B due in July 2018. We utilized the proceeds of the two term loan borrowings and cash on hand to retire our previous senior secured credit facility obligation of $1,518.1 million (which had significant principal repayments due at the end of 2011 and 2012) and pay transaction costs and accrued interest and fees on the retired debt. As a result of this refinancing, we incurred a $10.2 million loss on the early extinguishment of debt during the year ended December 31, 2011. Additionally, in July 2011, we announced our intention to redeem all of our $250 million senior subordinated notes. The redemption price was $1,022.50 per $1,000 principal amount, plus accrued and unpaid interest, which was paid in August 2011. We funded the redemption of our $250 million senior subordinated notes from our new revolving credit facility and available cash. We recorded a $7.6 million loss on early extinguishment of debt during the year ended

    December 31, 2011 related to debt issuance costs write-offs and the call premium on the $250 million senior subordinated notes.

  •
  Following the purchase of all of the outstanding debt of the M Resort for $230.5 million and the receipt of requisite regulatory approvals, we acquired the business in exchange for the debt on June 1, 2011. We purchased all of the outstanding bank and subordinated debt of the M Resort in October 2010 at which time we also secured the right to acquire the business of the M Resort in exchange for the property's outstanding debt obligations.

  •
  The Hollywood Casino Columbus project, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is under construction, with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. We expect that Hollywood Casino Columbus will open on November 1, 2012. Construction is also underway for Hollywood Casino Toledo, a $320 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo is anticipated to open by the end of May 2012.

  •
  In June 2011, we reached an agreement in principle with the State of Ohio that will provide greater clarity regarding our total state tax burden and future competition, and establishes the framework, including licensing fees, tax structure and minimal capital expenditures, for the placement of video lottery terminals at the state's seven racetracks. The State of Ohio has approved the placement of video lottery terminals at the state's seven racetracks and while we await the regulatory structure to be put in place, we are actively seeking the potential relocation of our existing racetracks at Raceway Park and Beulah Park to Youngstown and Dayton, respectively. On October 21, 2011, The Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos.

  •
  On July 18, 2011, the tenth licensed casino in Illinois opened in the city of Des Plaines. This facility is a new source of competition for Hollywood Casino Aurora and Hollywood Casino Joliet and has had a negative impact on these properties' financial results. However, the 3% surcharge Hollywood Casino Aurora and Hollywood Casino Joliet paid to subsidize local horse racing interests is no longer required with the opening of the Des Plaines facility.

  •
  In February 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of an approximately $411 million Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway. Kansas Entertainment began construction of the facility in the second quarter of 2010 and the facility opened on February 3, 2012. The approximately $411 million facility, inclusive of licensing fees, features a 95,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment amenities. We, along with our partner in Kansas Entertainment, International Speedway, shared equally in the cost of developing and constructing the facility. We estimate that our share of the project will be approximately $155 million.

  •
  Each gaming license in Iowa is issued jointly to a gaming operator and a local charitable sponsor. The agreement between our gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (the "Belle") and its charitable sponsor, Missouri River Historical Development, Inc. ("MRHD"), may expire as early as July 2012. The Belle is in the process of negotiating with MRHD to transition its current barge-based facility to a new land-based facility and to enter into a new long-term agreement with MRHD. If a new agreement cannot be reached, MRHD has indicated that it may issue a request for proposals for alternative operators for a new land-based facility and has preemptively filed a lawsuit seeking to establish its right to do so. If MRHD were to issue such a request, the Belle may contest MRHD's right to do so, may participate in the process and/or may seek an alternative charitable sponsor. Accordingly, at this time, there can be no assurance that the Belle will be able to reach an agreement with MRHD or, absent such agreement, that it will be able to partner with an alternative charitable sponsor. In the event that both MRHD and the Belle find alternative partners, it is unclear whether the Iowa Gaming and Racing Commission would issue a gaming license to one or both such groups. Further, the Belle's ability to continue its operations may also be impacted by its ability to renew or extend its existing docking lease, which expires in January 2013, or to locate a suitable site to construct a land-based facility.

  •
  We closed the transaction to enter into a joint venture that owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a planned racetrack in Laredo, Texas on April 8, 2011, following final approval by the Texas Racing Commission and the satisfaction of certain closing conditions. We intend to work collaboratively with MAXXAM, our joint venture partner, to strengthen and enhance the existing racetrack operations as well as pursue other opportunities, including the potential for gaming operations at the pari-mutuel facilities, to maximize the overall value of the business.

  •
  Hollywood Casino Joliet, which was undergoing a $55 million renovation, was closed following a fire that started in the land-based pavilion at the facility on March 20, 2009. All customers and employees were successfully evacuated, and the fire was contained on the land-side of the property before it could spread to the adjacent casino barge. On June 25, 2009, the casino barge was reopened with temporary land-based facilities, and we began construction of a new land-based pavilion. In December 2010, the first phase of the new permanent land-based pavilion was opened to the public and in January 2011 the final phase, including a sports bar, was completed. At the time of the fire, we carried a builders' risk insurance policy for the on-going renovations with a policy limit of $57 million, inclusive of $14 million for delay in completion and $43 million for property damage. The builders' risk insurance policy included a $50,000 property damage deductible and a 30-day delay in completion deductible for the peril of fire. In addition, we carried comprehensive business interruption and property damage insurance for the operational components of Hollywood Casino Joliet with an overall limit of $228 million. The operational insurance policy included a $2.5 million property damage deductible and a 48-hour business interruption deductible for the peril of fire. We received $81.2 million in insurance proceeds related to the fire at Hollywood Casino Joliet, with $18.6 million received during the year ended December 31, 2011. As the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet in 2010, we recorded a pre-tax gain of $18.5 million during the year ended December 31, 2011. During the second quarter of 2011, the insurance claim for the fire at Hollywood Casino Joliet was settled and no further proceeds will be received.

  •
  On May 1, 2011, Hollywood Casino Tunica was forced to close as a result of flooding by the Mississippi River. Due to the flooding, access to the property was temporarily cut-off and the property sustained minor damage. The property reopened on May 25, 2011. At the time of the flood, we carried property insurance coverage with a flood limit of $300 million for both property damage and business interruption applicable to this event. This coverage included a $5 million property damage and two day business interruption deductible for the peril of flood. During the year ended December 31, 2011, we recorded a $5.2 million pre-tax loss for the insurance deductibles for property damage and business interruption. The $1.1 million insurance receivable within the consolidated balance sheet at December 31, 2011 was limited to the net book value of assets believed to be damaged and other costs incurred as a result of the flood at Hollywood Casino Tunica that are expected to be recovered via an insurance claim that we expect to finalize in 2012. During the year ended December 31, 2011, we received $7.0 million in insurance proceeds related to the flood at Hollywood Casino Tunica.

  •
  In July 2011, we entered into a new interim agreement with the OLGC for the operation of the Casino Rama facility through March 31, 2012, which was subsequently extended in January 2012 for an additional six months through September 30, 2012. The OLGC is currently in the process of evaluating bids on a new five year operating contract for the facility (with bids required to include operating fees that do not exceed $5 million per year).

Critical Accounting Estimates

        We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for long-lived assets, goodwill and other intangible assets, income taxes and litigation, claims and assessments as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

        The development and selection of the critical accounting estimates, and the related disclosures, have been reviewed with the Audit Committee of our Board of Directors.

Long-lived assets

        At December 31, 2011, we had a net property and equipment balance of $2,277.2 million within our consolidated balance sheet, representing 49.4% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

        At December 31, 2011, we had $1,180.4 million in goodwill and $421.6 million in other intangible assets within our consolidated balance sheet, representing 25.6% and 9.2% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

        In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions, projections for future operations, and data obtained from third- party valuation specialists as deemed appropriate. Goodwill is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the reporting units to their carrying amount. If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied value of goodwill for that reporting unit. If the implied value of goodwill is less than the goodwill allocated for that reporting unit, an impairment loss is recognized.

        In accordance with Financial Accounting Standards Board ("FASB") ASC 350, "Intangibles-Goodwill and Other," the Company considers its gaming licenses, racing permits and the majority of its trademark intangible assets as indefinite-life intangible assets that do not require amortization based on our future expectations to operate our gaming facilities indefinitely as well as our historical experience in renewing these intangible assets at minimal cost with various state gaming and racing commissions. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-life intangible assets exceed their fair value, an impairment loss is recognized.

        The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. We use a market approach model, which includes the use of forecasted adjusted EBITDA (earnings before interest, taxes, charges for stock compensation, depreciation and amortization, gain or loss on disposal of assets, and certain other income and expenses, and inclusive of loss from unconsolidated affiliates) and adjusted EBITDA multiples, as we believe that adjusted EBITDA is a widely-used measure of performance in the gaming industry and as we use adjusted EBITDA as the primary measurement of the operating performance of our properties (including the evaluation of operating personnel). In addition, we believe that an adjusted EBITDA multiple is the principal basis for the valuation of gaming companies. Changes in the estimated adjusted EBITDA multiples or forecasted operations can materially affect these estimates.

        Forecasted adjusted EBITDA levels (based on our annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which our reporting units operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where our reporting units currently operate can result in opportunities for us to expand its operations. However, it also has the impact of increasing competition for our established properties which generally will have a negative effect on those locations' profitability once competitors become established as a certain level of cannibalization occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted adjusted EBITDA.

        The adjusted EBITDA multiple utilized by us in our goodwill impairment valuation methodology is determined based on our current enterprise value, increased for a control premium. The control premium assumption is based on acquisitions of precedent transactions of comparable businesses. In evaluating the estimates derived by the market based approach, management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other market data. These considerations can lead the Company to modify its individual reporting units adjusted EBITDA multiple. EBITDA multiples can be significantly impacted by various factors, such as a company's present and future cost of capital, the future growth opportunities for the industry as well as for the company itself, general market sentiment, investors' perceptions of senior management's effectiveness at deploying capital and managing overall operations, as well as pending or recently completed merger transactions.

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

        As of the Company's most recent impairment analysis test performed on October 1, 2011, we applied an estimated adjusted EBITDA multiple ranging between 5.4 and 8.9 to the individual reporting unit's forecasted adjusted EBITDA.

        For 2011, one reporting unit had a fair value in excess of its carrying value by 2%. All of our other reporting units with significant amounts of goodwill and other indefinite-life intangible assets had fair values that were significantly in excess of their carrying value. However, we do not believe that the margin by which our reporting units' fair value exceeds their carrying value is the only predictor of the likelihood of future impairment charges or the potential magnitude of such charges. This is because the revenue and earning streams in our industry can vary significantly based on various circumstances, which in many cases are outside of the Company's control, and as such are extremely difficult to predict and quantify. We have disclosed several of these circumstances in the "Risk Factors" section of this Annual Report on Form 10-K. For instance, changes in legislation that approves gaming in nearby jurisdictions (which was the primarily reason for our impairment charges recorded in 2010 and 2009), further expands gaming in jurisdictions where we currently operate, new state legislation that requires the implementation of smoking bans at our casinos or any other events outside of our control that make the customer experience less desirable can result in sudden, dramatic and in some cases permanent declines in customer visitations. As such, we believe at this time all of our reporting units are at risk of goodwill impairment charges in future periods regardless of the margin by which the current fair value of our reporting unit exceeds its carrying value and that such margin cannot and should not be relied upon to predict which properties are most at risk for future impairment charges.

        During the year ended December 31, 2010, we recorded a pre-tax goodwill impairment charge of $144.6 million and $44.2 million for Hollywood Casino Aurora and Hollywood Casino Joliet, respectively, due to decreased earning projections at our properties in the Chicagoland regional market resulting from an anticipated increase in competition from the scheduled opening of a $445 million casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market. During the year ended December 31, 2009, we recorded pre-tax impairment charges of $520.5 million at Hollywood Casino Lawrenceburg due to the anticipated impact of gaming expansion in Ohio.

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

        The Company's remaining goodwill and other intangible assets by reporting unit at December 31, 2011 is shown below (in thousands):

Reporting Unit	Remaining Goodwill and other intangible assets at December 31, 2011
Hollywood Casino Lawrenceburg	$362,491
Hollywood Casino Joliet	210,158
Hollywood Casino Aurora	207,207
Argosy Casino Riverside	159,296
Zia Park Casino	145,777
Argosy Casino Alton	135,511
Argosy Casino Sioux City	92,795
Hollywood Casino Baton Rouge	75,521
Others	213,196

Total	$1,601,952

Income taxes

        At December 31, 2011, we had a net deferred tax liability balance of $135.3 million within our consolidated balance sheet. We account for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2011, we had a liability for unrecognized tax benefits of $33.9 million, which is included in noncurrent tax liabilities within our consolidated balance sheet. We operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

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

Results of Operations

        The following are the most important factors and trends that contribute to our operating performance:

  •
  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as the September 2010 opening of Hollywood Casino Perryville in Maryland, the February 2012 opening of a casino through a joint venture in Kansas, and the anticipated 2012 openings in Ohio), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course) and expansions/improvements of existing properties.

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

  •
  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for instance, in Kansas where we opened a casino through a joint venture in February 2012, in Ohio where we have plans to open two casinos, one in Toledo by the end of May 2012 and the other in Columbus on November 1, 2012, and in Maryland where we opened Hollywood Casino Perryville on September 27, 2010, the first casino in the state) and increased competitive threats to business at our existing properties (such as the introduction of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, an additional casino in Illinois which opened on July 18, 2011, gaming expansion in Baton Rouge, Louisiana, and the introduction of tavern licenses in several states).

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

        The results of operations for the years ended December 31, 2011, 2010 and 2009 are summarized below:

Year Ended December 31,	2011	2010	2009
	(in thousands)
Revenues:
Gaming	$2,468,630	$2,242,515	$2,158,028
Food, beverage and other	400,258	334,808	339,235
Management service fee	15,185	15,190	14,787

Revenues	2,884,073	2,592,513	2,512,050
Less promotional allowances	(141,816)	(133,402)	(142,775)

Net revenues	2,742,257	2,459,111	2,369,275

Operating expenses:
Gaming	1,298,938	1,198,097	1,161,510
Food, beverage and other	321,801	266,800	266,351
General and administrative	423,718	411,415	403,136
Depreciation and amortization	211,476	212,387	194,436
Impairment losses	—	224,709	532,377
Insurance recoveries, net of deductible charges	(13,257)	(7,523)	6,063

Total operating expenses	2,242,676	2,305,885	2,563,873

Income (loss) from operations	$499,581	$153,226	$(194,598)

        Certain information regarding our results of operations by segment for the years ended December 31, 2011, 2010 and 2009 is summarized below:

	Net Revenues			Income (loss) from Operations
Year Ended December 31,	2011	2010	2009	2011	2010	2009
	(in thousands)
East/West	$1,290,732	$997,262	$896,941	$263,423	$181,175	$137,418
Midwest	826,436	825,847	806,866	211,356	(39,514)	(346,260)
Southern Plains	590,709	602,257	632,543	137,580	125,318	136,164
Other	34,380	33,745	32,925	(112,778)	(113,753)	(121,920)

Total	$2,742,257	$2,459,111	$2,369,275	$499,581	$153,226	$(194,598)

Revenues

        Revenues for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

Year ended December 31,	2011	2010	Variance	Percentage Variance
Gaming	$2,468,630	$2,242,515	$226,115	10.1%
Food, beverage and other	400,258	334,808	65,450	19.5%
Management service fee	15,185	15,190	(5)	(0.0)%

Revenues	2,884,073	2,592,513	291,560	11.2%
Less promotional allowances	(141,816)	(133,402)	(8,414)	(6.3)%

Net revenues	$2,742,257	$2,459,111	$283,146	11.5%

Year ended December 31,	2010	2009	Variance	Percentage Variance
Gaming	$2,242,515	$2,158,028	$84,487	3.9%
Food, beverage and other	334,808	339,235	(4,427)	(1.3)%
Management service fee	15,190	14,787	403	2.7%

Revenues	2,592,513	2,512,050	80,463	3.2%
Less promotional allowances	(133,402)	(142,775)	9,373	6.6%

Net revenues	$2,459,111	$2,369,275	$89,836	3.8%

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

Gaming revenue

2011 Compared with 2010

        Gaming revenue increased by $226.1 million, or 10.1%, to $2,468.6 million in 2011, primarily due to the variances explained below.

        Gaming revenue for our East/West segment increased by $247.0 million in 2011, primarily due to the opening of Hollywood Casino Perryville on September 27, 2010 and the acquisition of the M Resort on June 1, 2011. In addition, gaming revenue also increased for our East/West segment due to the introduction of table games in July 2010 at Hollywood Casino at Charles Town and Hollywood Casino at Penn National Race Course partially offset by a reduction in slot machine revenue due to lower levels of electronic table game revenues and general economic conditions.

        Gaming revenue for our Southern Plains segment decreased by $10.7 million in 2011, primarily due to closure of Hollywood Casino Tunica from May 1, 2011 to May 25, 2011 due to flooding.

        Gaming revenue for Other decreased by $6.4 million in 2011, primarily due to decreased gaming revenue at Bullwhackers due to the continued impact of recent competition.

        Gaming revenue for our Midwest segment decreased by $3.8 million in 2011, primarily due to lower gaming revenue at Hollywood Casino Aurora primarily due to increased competition with the opening of the tenth licensed casino in Illinois on July 18, 2011.

2010 Compared with 2009

        Gaming revenue increased by $84.5 million, or 3.9%, to $2,242.5 million in 2010, primarily due to the variances explained below.

        Gaming revenue for our East/West segment increased by $100.8 million in 2010, primarily due to increased gaming revenue at Hollywood Casino at Charles Town Races primarily due to the introduction of table games in July 2010 partially offset by lower attendance and spending levels in the first half of 2010 compared to the corresponding period in the prior year due to then-current economic conditions and inclement weather in early 2010, increased gaming revenue at Hollywood Casino at Penn National Race Course primarily due to introduction of table games in July 2010 and the continued growth from a new gaming market, and the opening of Hollywood Casino Perryville on September 27, 2010.

        Gaming revenue for our Midwest segment increased by $15.3 million in 2010, primarily due to increased gaming revenue at Hollywood Casino Joliet as this property was closed from March 20, 2009 until June 25, 2009 due to a fire. Our Midwest segment also experienced increased gaming revenue at Hollywood Casino Lawrenceburg primarily due to the continued impact of the opening of its new casino riverboat in late June 2009, which enabled this property to gain an increased share of its local gaming market. These were partially offset by decreased gaming revenue at Hollywood Casino Aurora primarily due to then-current economic conditions. In addition, the decline at Hollywood Casino Aurora was also impacted by increased patronage in the second quarter of 2009 as a result of the fire at Hollywood Casino Joliet.

        Gaming revenue for our Southern Plains segment decreased by $29.4 million in 2010, primarily due to then-current economic conditions at the majority of our properties within this segment.

Food, beverage and other revenue

2011 Compared with 2010

        Food, beverage and other revenue increased by $65.5 million, or 19.5%, to $400.3 million in 2011, primarily due to the variances explained below.

        Food, beverage and other revenue for our East/West segment increased by $66.2 million in 2011, primarily due to the acquisition of the M Resort on June 1, 2011, and increased food, beverage and other revenue at Hollywood Casino at Charles Town Races primarily due to additional attendance levels as a result of the introduction of table games in July 2010.

        Food, beverage and other revenue for Other increased by $6.2 million in 2011, primarily due to the acquisition of Beulah Park in July 2010.

        Food, beverage and other revenue for our Southern Plains segment decreased by $10.7 million in 2011, primarily due to closure of Hollywood Casino Tunica from May 1, 2011 to May 25, 2011 due to flooding and, to a lesser extent, management's efforts to decrease promotional spending levels to improve margins and profitability.

2010 Compared with 2009

        Food, beverage and other revenue decreased by $4.4 million, or 1.3%, to $334.8 million in 2010, primarily due to the variances explained below.

        Food, beverage and other revenue for our Southern Plains segment decreased by $9.4 million in 2010, primarily due to decreased food, beverage and other revenue at Hollywood Casino Tunica primarily due to then-current economic conditions and to a lesser extent a decrease in promotional offers.

        Food, beverage and other revenue for Other increased by $2.9 million in 2010, primarily due to the acquisition of Beulah Park in July 2010.

Promotional allowances

2011 Compared with 2010

        Promotional allowances increased by $8.4 million, or 6.3%, to $141.8 million in 2011, primarily due to the variances explained below.

        Promotional allowances for our East/West segment increased by $19.8 million in 2011, primarily due to the acquisition of the M Resort on June 1, 2011, and an increase in promotional allowances at Hollywood Casino at Charles Town Races primarily due to the introduction of table games in July 2010.

        Promotional allowances for our Southern Plains segment decreased by $9.8 million in 2011, primarily due to closure of Hollywood Casino Tunica from May 1, 2011 to May 25, 2011 due to flooding and, to a lesser extent, efforts by management to rationalize our promotional spending levels to improve operating margins.

2010 Compared with 2009

        Promotional allowances decreased by $9.4 million, or 6.6%, to $133.4 million in 2010, primarily due to efforts by management to rationalize our promotional spending levels.

Operating Expenses

        Operating expenses for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

Year ended December 31,	2011	2010	Variance	Percentage Variance
Gaming	$1,298,938	$1,198,097	$100,841	8.4%
Food, beverage and other	321,801	266,800	55,001	20.6%
General and administrative	423,718	411,415	12,303	3.0%
Depreciation and amortization	211,476	212,387	(911)	(0.4)%
Impairment losses	—	224,709	(224,709)	(100.0)%
Insurance recoveries, net of deductible charges	(13,257)	(7,523)	(5,734)	(76.2)%

Total operating expenses	$2,242,676	$2,305,885	$(63,209)	(2.7)%

Year ended December 31,	2010	2009	Variance	Percentage Variance
Gaming	$1,198,097	$1,161,510	$36,587	3.1%
Food, beverage and other	266,800	266,351	449	0.2%
General and administrative	411,415	403,136	8,279	2.1%
Depreciation and amortization	212,387	194,436	17,951	9.2%
Impairment losses	224,709	532,377	(307,668)	(57.8)%
Insurance recoveries, net of deductible charges	(7,523)	6,063	(13,586)	(224.1)%

Total operating expenses	$2,305,885	$2,563,873	$(257,988)	(10.1)%

Gaming expense

2011 Compared with 2010

        Gaming expense increased by $100.8 million, or 8.4%, to $1,298.9 million in 2011, primarily due to the variances explained below.

        Gaming expense for our East/West segment increased by $126.5 million in 2011, primarily due to the opening of Hollywood Casino Perryville on September 27, 2010, the acquisition of the M Resort on June 1, 2011, and an increase in gaming expense at Hollywood Casino at Charles Town Races which was primarily due to increased payroll expense and gaming taxes resulting from higher table game revenue due to the introduction of table games in July 2010.

        Gaming expense for our Midwest segment decreased by $13.1 million in 2011, primarily due to a decline in gaming taxes at Hollywood Casino Aurora resulting from lower taxable gaming revenue mentioned above and the expiration of the 3% surcharge in July 2011 for both our Hollywood Casino Aurora and Hollywood Casino Joliet properties. Gaming expense for our Midwest segment also decreased due to lower marketing costs and payroll expense primarily due to increased cost management efforts.

        Gaming expense for our Southern Plains segment decreased by $7.9 million in 2011, primarily due to closure of Hollywood Casino Tunica from May 1, 2011 to May 25, 2011 due to flooding.

        Gaming expense for Other decreased by $4.7 million in 2011, primarily due to our fourth quarter 2010 restructuring efforts at Bullwhackers to reduce costs to improve the property's profitability.

2010 Compared with 2009

        Gaming expense increased by $36.6 million, or 3.1%, to $1,198.1 million in 2010, primarily due to the variances explained below.

        Gaming expense for our East/West segment increased by $46.8 million in 2010, primarily due to the opening of Hollywood Casino Perryville on September 27, 2010, higher gaming expense at Hollywood Casino at Charles Town Races primarily due to an increase in gaming taxes and payroll and benefit costs from the introduction of table games in July 2010, which were partially offset by a decrease in gaming taxes resulting from lower slot revenue. Our East/West segment also experienced higher gaming taxes and payroll and benefit costs at Hollywood Casino at Penn National Race Course from the introduction of table games in July 2010, which was partially offset by a decrease in regulatory fees and marketing costs.

        Gaming expense for our Midwest segment increased by $6.3 million in 2010, primarily due to Hollywood Casino Joliet being closed from March 20, 2009 until June 25, 2009 due to a fire, and increased gaming expense at Hollywood Casino Lawrenceburg primarily due to higher gaming taxes from increased gaming revenues as well as higher marketing expenses during the first half of the year compared to the corresponding period in the prior year, which were partially offset by decreased payroll costs. The increases at these two properties were partially offset by decreased gaming expense at Hollywood Casino Aurora primarily due to a reduction in gaming taxes resulting from lower gaming revenue as well as lower payroll and benefit costs, which were partially offset by increased marketing expenses.

        Gaming expense for our Southern Plains segment decreased by $16.2 million in 2010, primarily due to a reduction in gaming taxes resulting from lower gaming revenue, as well as decreased marketing expenses, participation fees, and payroll and benefit costs at the majority of our properties within this segment.

Food, beverage and other expense

2011 Compared to 2010

        Food, beverage and other expense increased by $55.0 million, or 20.6%, to $321.8 million in 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

2010 Compared to 2009

        No significant variances were noted during this time period.

General and administrative expense

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

2011 Compared with 2010

        General and administrative expenses increased by $12.3 million, or 3.0%, to $423.7 million in 2011, primarily due to the variances explained below.

        General and administrative expenses for our East/West segment increased by $26.9 million in 2011, primarily due to the acquisition of the M Resort on June 1, 2011, increased general and administrative expenses at Hollywood Casino at Charles Town Races primarily due to increased staffing needs to meet higher customer demand, and the opening of Hollywood Casino Perryville on September 27, 2010.

        General and administrative expenses for our Southern Plains segment decreased by $11.8 million in 2011, primarily due to increased cost management efforts to mitigate lower levels of gaming revenue.

        General and administrative expenses for our Midwest segment decreased by $8.5 million in 2011, primarily due to a decrease in general and administrative expenses at Hollywood Casino Aurora primarily due to a police services contract termination charge of $6.6 million in the second quarter of 2010.

        General and administrative expenses for Other increased by $5.7 million in 2011, primarily due to increased corporate payroll and benefit costs to support the Company's growing operations.

2010 Compared with 2009

        General and administrative expense increased by $8.3 million, or 2.1%, to $411.4 million in 2010, primarily due to the variances explained below.

        General and administrative expenses for our Midwest segment increased by $12.7 million in 2010, primarily due to the police services contract termination at Hollywood Casino Aurora in the second quarter of 2010 for $6.6 million, and Hollywood Casino Joliet being closed from March 20, 2009 until June 25, 2009 due to a fire.

        General and administrative expenses for our East/West segment increased by $10.9 million in 2010, primarily due to higher general and administrative expense at Hollywood Casino at Charles Town Races primarily due to higher bonus expense in 2010 due to improved financial performance at this property compared to the prior year as well as increased utilities and relocation expense primarily due to the introduction of table games in July 2010, and the opening of Hollywood Casino Perryville on September 27, 2010.

        General and administrative expenses for Other decreased by $14.3 million in 2010, primarily due to decreased corporate overhead expense primarily due to decreased lobbying expenses and decreased equity-based compensation, which were partially offset by higher payroll costs. Additionally, Other included lease termination charges and severance costs of $3.0 million at Bullwhackers for the year ended December 31, 2010.

Depreciation and amortization expense

2011 Compared to 2010

        Depreciation and amortization expense decreased by $0.9 million, or 0.4%, to $211.5 million in 2011, primarily due to the variances explained below.

        Depreciation and amortization expense for our Southern Plains segment decreased by $6.0 million in 2011, primarily due to decreased depreciation and amortization expense at Boomtown Biloxi and Hollywood Casino Bay St. Louis primarily related to replacement assets that were purchased after Hurricane Katrina now being fully depreciated in the third quarter of 2011, as well as decreased depreciation and amortization expense at Hollywood Casino Baton Rouge.

        Depreciation and amortization expense for our Midwest segment decreased by $1.6 million in 2011, primarily due to customer relationship intangible assets being fully amortized at the end of the third quarter in 2010 at Hollywood Casino Lawrenceburg.

        Depreciation and amortization expense for our East/West segment increased by $6.5 million in 2011, primarily due to the opening of Hollywood Casino Perryville on September 27, 2010 and the acquisition of the M Resort on June 1, 2011.

2010 Compared to 2009

        Depreciation and amortization expense increased by $18.0 million, or 9.2%, to $212.4 million in 2010, primarily due to the opening of the new casino riverboat in late June 2009 at Hollywood Casino Lawrenceburg, and an increase in expense at Hollywood Casino Joliet as the property was closed from March 20, 2009 until June 25, 2009 due to a fire.

Impairment losses

2011

        There were no impairment losses during the year ended December 31, 2011.

2010

        As a result of decreased earning projections resulting from an anticipated increase in competition from the scheduled opening of a casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, we recorded a pre-tax goodwill impairment charge in our Midwest segment of $144.6 million ($144.6 million, net of taxes) at Hollywood Casino Aurora and $44.2 million ($28.4 million, net of taxes) at Hollywood Casino Joliet during the year ended December 31, 2010. Additionally, during the year ended December 31, 2010, we wrote-off the trademark intangible asset associated with the Argosy acquisition for $4.4 million ($2.8 million, net of taxes) due to management's strategy to transition Argosy properties to the Hollywood Casino brand.

        We also recorded a pre-tax impairment charge in our Midwest segment of $31.3 million ($20.1 million, net of taxes) associated with land that we had purchased in the Arena District for our Columbus, Ohio casino. Due to a May 2010 statewide election, the voters determined that our casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus's West Side and as such we reclassified our land in the Arena District as held for sale.

2009

        As a result of the anticipated impact of gaming expansion in Ohio, we recorded a pre-tax impairment charge in our Midwest segment of $520.5 million ($368.8 million, net of taxes) during the year ended December 31, 2009, as we determined that a portion of the value of our goodwill and indefinite-life intangible assets associated with the original purchase of Hollywood Casino Lawrenceburg was impaired. In addition, in conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg, we recorded a pre-tax impairment charge in our Midwest segment for the replaced Lawrenceburg vessel of $11.9 million ($7.1 million, net of taxes) during the year ended December 31, 2009.

Insurance recoveries, net of deductible charges

        Insurance recoveries, net of deductible charges were $13.3 million during the year ended December 31, 2011 primarily related to a pre-tax insurance gain of $18.5 million in our Midwest segment for the fire at Hollywood Casino Joliet for the year ended December 31, 2011, which was partially offset by a pre-tax insurance loss in our Southern Plains segment of $5.2 million for the flood at Hollywood Casino Tunica for the year ended December 31, 2011.

        In 2010, the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet, and as such, we recorded a pre-tax gain of $7.5 million during the year ended December 31, 2010.

        During the year ended December 31, 2009, we recorded a $6.1 million pre-tax loss in our Midwest segment as a result of the Hollywood Casino Joliet fire for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to the renovation that are not recoverable under our insurance policies and certain consulting fees.

Other income (expenses)

        Other income (expenses) for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

Year ended December 31,	2011	2010	Variance	Percentage Variance
Interest expense	$(99,564)	$(130,215)	$30,651	23.5%
Interest income	423	1,579	(1,156)	(73.2)%
Gain (loss) from unconsolidated affiliates	7,364	(25,974)	33,338	128.4%
Loss on early extinguishment of debt	(17,838)	(519)	(17,319)	(3337.0)%
Other	(734)	6,421	(7,155)	(111.4)%

Total other expenses	$(110,349)	$(148,708)	$38,359	25.8%

Year ended December 31,	2010	2009	Variance	Percentage Variance
Interest expense	$(130,215)	$(134,984)	$4,769	3.5%
Interest income	1,579	6,522	(4,943)	(75.8)%
Loss from unconsolidated affiliates	(25,974)	(1,121)	(24,853)	(2217.0)%
Loss on early extinguishment of debt	(519)	(4,793)	4,274	89.2%
Other	6,421	1,093	5,328	487.5%

Total other expenses	$(148,708)	$(133,283)	$(15,425)	(11.6)%

Interest expense

        Interest expense decreased by $30.7 million, or 23.5%, to $99.6 million in 2011, primarily due to a $24.5 million decline in swap interest expense due to the expiration of certain receive-variable pay-fixed interest rate hedges which increased interest expense in the prior year due to the effective interest rate of the swaps being in excess of market rates due to the low interest rate environment. Additionally, in July 2011, we entered into a new senior secured credit facility and retired our $250 million 6 3/4% senior subordinated notes which lowered our overall funding costs compared to the prior year.

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

Interest income

        Interest income decreased by $1.2 million, or 73.2%, to $0.4 million in 2011, primarily due to the issuer of our remaining corporate debt security going into default and ceasing to make interest payments in mid 2010. See Note 10 to the consolidated financial statements for further details.

        Interest income decreased by $4.9 million, or 75.8%, to $1.6 million in 2010, primarily due to lower interest on our corporate debt securities due to the sale of a security in the second quarter of 2009 and the issuer of the remaining security ceasing to make interest payments in mid 2010, and lower interest earned on cash on hand during the year ended December 31, 2010.

Gain (loss) from unconsolidated affiliates

        We recorded a gain from unconsolidated affiliates of $7.4 million for the year ended December 31, 2011, primarily due to a gain of $20.2 million on the sale of our interest in the Maryland Jockey Club in July 2011, which was partially offset by a charge of $5.9 million for our share of a goodwill impairment write-down recorded at our New Jersey joint venture during the fourth quarter of 2011, and our share of Kansas Entertainment net losses for the year ended December 31, 2011 prior to the opening of the casino in February 2012.

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

Loss on early extinguishment of debt

        During the year ended December 31, 2011, we recorded a $17.8 million loss on the early extinguishment of debt related to debt issuance costs write-offs for the 2011 refinancing of our senior secured credit facility and the call premium on the $250 million 6 3/4% senior subordinated notes.

        During the year ended December 31, 2009, we wrote-off $4.8 million of debt issuance costs, as a result of the repayment of all outstanding borrowings under the Term Loan A Facility of the previous senior secured credit facility and the redemption of our $200 million 6 7/8% senior subordinated notes due 2011.

Other

        Other decreased by $7.2 million, or 111.4%, to ($0.7) million in 2011, primarily due to the reversal of previously accrued reserves associated with the Capitol House litigation that ended in the third quarter of 2010 for $9.6 million.

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

Taxes

        Our effective tax rate (income taxes as a percentage of income from operations before income taxes) decreased to 37.7% for the year ended December 31, 2011, as compared to 1,464.8% for the year ended December 31, 2010. Our 2010 effective rate was impacted by the non-deductible portion of our goodwill impairment charges recorded for the year ended December 31, 2010. Our 2011 rate was impacted by the reversal of previously recorded unrecognized tax benefit reserves for years that either the statue of limitations has lapsed in 2011 or that have been favorably settled, coupled with favorable state income tax benefits received from the impact of certain subsidiary restructurings completed in 2011.

        Our effective tax rate increased to 1,464.8% for the year ended December 31, 2010, as compared to a tax benefit of 18.4% for the year ended December 31, 2009, primarily as a result of the non-deductible portion of our goodwill impairment charges.

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

        Net cash provided by operating activities was $567.4 million, $493.2 million and $338.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in net cash provided by operating activities of $74.2 million for the year ended December 31, 2011 compared to the corresponding period in the prior year is comprised primarily of an increase in cash receipts from customers of $281.3 million and a decrease in interest payments of $23.1 million, which were partially offset by an increase in cash paid to suppliers and vendors of $189.9 million, in income tax payments of $18.6 million and cash paid to employees of $51.6 million. The increase in cash receipts collected from our customers for the year ended December 31, 2011 compared to the prior year was primarily due to the previously discussed property openings, expansions and acquisitions in our East/West segment. Additionally, the increase in higher cash payments for operating expenses for the year ended December 31, 2011 compared to the prior year was primarily due to increased expenses from the recent events at our East/West segment as well as less insurance proceeds received in 2011 for the fire at Hollywood Casino Joliet, which were partially offset by expense management initiatives at the majority of our properties within our operating segments to help mitigate the impact of the difficult operating environment.

        Net cash used in investing activities totaled $338.8 million, $736.8 million and $262.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net cash used in investing activities for the year ended December 31, 2011 included expenditures for property and equipment totaling $293.1 million and investment in joint ventures, net of proceeds received from the sale of our interest in the Maryland Jockey Club, of $100.4 million, both of which were partially offset by a decrease in cash in escrow of $29.0 million, proceeds from the sale of property and equipment totaling $13.0 million, cash acquired, net of acquisitions of businesses and gaming licenses, of $8.9 million, and insurance proceeds related to damaged property and equipment for the Tunica flood of $3.8 million. The decrease in net cash used in investing activities of $398.0 million for the year ended December 31, 2011 compared to the prior year was primarily due to decreased expenditures for property and equipment as a result of decreased expenditures for Hollywood Casino Perryville which opened in September 2010, for Hollywood Casino Joliet as the permanent land-based pavilion opened in December 2010, and for Hollywood Casino Lawrenceburg due to certain 2010 improvements, all of which were partially offset by increased expenditures at our two facilities under construction in Ohio. Also contributing to the variance was the purchase of outstanding loans of the M Resort for $230.5 million in 2010, cash proceeds received for the sales of our interest in the Maryland Jockey Club and land in Columbus's Arena District in 2011, and the acquisition of Beulah Park in 2010.

        Net cash used in financing activities totaled $236.5 million, $223.2 million and $108.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net cash used in financing activities for the year ended December 31, 2011 was impacted by the issuance of our new $2.15 billion senior secured credit facility and the redemption of our $250 million 6 3/4% senior subordinated notes. We utilized the proceeds of this issuance along with cash on hand to retire our previous senior secured credit facility and $250 million 6 3/4% senior subordinated notes. See Note 11 to the consolidated financial statements for further details. The increase in net cash used in financing activities for the year ended December 31, 2011 compared to the corresponding period in the prior year was also primarily due to increased repurchases of common stock for $69.3 million for the year ended December 31, 2011 compared to the corresponding period in the prior year, offset by the repurchase of preferred stock and noncontrolling interest for $11.2 million and $25.0 million, respectively, during the year ended December 31, 2010.

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

        The following table summarizes our capital project expenditures by segment for the year ended December 31, 2011:

Actual(1)
(in millions)
Midwest (2)	$187.4
East/West	22.2
Southern Plains	2.1
Other	4.4

Total	$216.1

(1)
Excludes licensing fees and is net of reimbursements.

(2)
Capital expenditures for our Midwest segment include $131.0 million and $43.7 million for the construction of Hollywood Casino Toledo and Hollywood Casino Columbus, respectively.

        In November 2009, the "Ohio Jobs and Growth Plan," a casino ballot proposal calling for an amendment to Ohio's Constitution to authorize casinos in the state's four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. Construction is underway for Hollywood Casino Toledo, a $320 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. The Hollywood Casino Columbus project, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is under construction, with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. We expect the opening of Hollywood Casino Toledo by the end of May 2012 and Hollywood Casino Columbus on November 1, 2012.

        During the year ended December 31, 2011, we spent approximately $77.0 million for capital maintenance expenditures, with $18.7 million at our Midwest segment, $29.5 million at our East/West segment, $23.4 million at our Southern Plains segment, and $5.4 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

        Cash generated from operations and cash available under the revolver portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2011.

        The following table summarizes our expected capital project expenditures for the year ending December 31, 2012, as well as the projects in their entirety (including licensing fees), by segment:

	Total for 2012	Project Total
	(in millions)
Midwest(1)	$449.8	$722.9
East/West	1.5	2.7
Southern Plains	0.5	0.5
Other	0.6	1.8

Total	$452.4	$727.9

(1)
Expected capital expenditures for our Midwest segment include $163.7 million and $284.9 million for the construction of Hollywood Casino Toledo and Hollywood Casino Columbus, respectively.

        The table above excludes our share of the anticipated commitments related to our joint venture with International Speedway to develop a casino at Kansas Speedway since these amounts will be recorded within investments in and advances to unconsolidated affiliates on our consolidated balance sheet.

Debt

  Senior Secured Credit Facility

        On July 14, 2011, we entered into a new $2.15 billion senior secured credit facility, which is comprised of a $700 million revolving credit facility that will mature in July 2016, a $700 million variable rate Term Loan A due in July 2016 and a $750 million variable rate Term Loan B due in July 2018. The interest rates payable on the facilities are based on the leverage ratios of the Company as defined in the debt agreements, however, based on current borrowing levels, we will pay LIBOR plus 150 basis points on the revolver and Term Loan A and LIBOR plus 275 basis points on Term Loan B (subject to a 1% LIBOR floor). We utilized the proceeds of the two term loan borrowings and cash on hand to retire our previous senior secured credit facility obligation of $1,518.1 million (which had significant principal repayments due at the end of 2011 and 2012) and pay transaction costs and accrued interest and fees on the retired debt. As a result of this refinancing, we incurred debt extinguishment charges of $10.2 million during the year ended December 31, 2011.

        Our senior secured credit facility had a gross outstanding balance of $1,715.8 million at December 31, 2011, consisting of $287.0 million drawn under the revolving credit facility, a $682.5 million Term Loan A facility, and a $746.3 million Term Loan B facility. Additionally, at December 31, 2011, we were contingently obligated under letters of credit issued pursuant to the $2.15 billion senior secured credit facility with face amounts aggregating $24.9 million, resulting in $388.1 million of available borrowing capacity as of December 31, 2011 under the revolving credit facility.

  6 3/4% Senior Subordinated Notes

        In July 2011, we announced our intention to redeem all of our $250 million 6 3/4% senior subordinated notes. The redemption price was $1,022.50 per $1,000 principal amount, plus accrued and unpaid interest, which was paid in August 2011. We funded the redemption of our $250 million senior subordinated notes from our new revolving credit facility and available cash. We recorded a $7.6 million loss on early extinguishment of debt during the year ended December 31, 2011 related to debt issuance costs write-offs and the call premium on the $250 million senior subordinated notes.

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

  Other Long-Term Obligations

        In April 2010, we entered into a termination contract with the city of Aurora, Illinois, whereby we will pay $7 million in lieu of perpetual annual payments (of approximately $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day. Payments of $1.5 million were made on June 1, 2010 and September 1, 2010 and a payment of $2.0 million was made on June 1, 2011. A final payment of $2.0 million is due on June 1, 2012. This liability was discounted using an estimate of our incremental borrowing rate over the term of the obligation. The accretion of this discount is recorded in interest expense in the consolidated statements of operations.

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

        At December 31, 2011, we were in compliance with all required financial covenants.

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

Commitments and Contingencies

  Contractual Cash Obligations

        At December 31, 2011, there was approximately $388.1 million available for borrowing under our revolving credit facility. The following table presents our contractual cash obligations at December 31, 2011:

	Payments Due By Period
	Total	2012	2013-2014	2015-2016	2017 and After
	(in thousands)
Senior secured credit facility
Principal	$1,715,750	$42,500	$120,000	$844,500	$708,750
Interest	278,009	45,449	95,797	86,255	50,508
8 3/4% senior subordinated notes
Principal	325,000	—	—	—	325,000
Interest	227,500	28,437	56,875	56,875	85,313
Purchase obligations	38,238	32,684	4,471	896	187
Capital expenditure commitments(1)	205,015	205,015	—	—	—
Anticipated additional advances to unconsolidated affiliates(2)	52,577	52,577	—	—	—
Capital leases	2,215	110	188	219	1,698
Operating leases	51,370	6,451	8,899	4,343	31,677
Other liabilities reflected in the Company's consolidated balance sheets(3)	15,951	15,951	—	—	—

Total	$2,911,625	$429,174	$286,230	$993,088	$1,203,133

(1)
The Company anticipates spending approximately $268.3 million (including licensing fees) for future construction projects over the next year that have not been contractually committed to at year-end. These amounts are primarily related to the opening of Hollywood Casino Toledo and Hollywood Casino Columbus that are scheduled to open in 2012.

(2)
In February 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the development of a an approximately $411 million Hollywood-themed destination facility overlooking Turn 2 at Kansas Speedway. Kansas Entertainment began construction of the facility in the second half of 2010 and opened the facility on February 3, 2012. The approximately $411 million facility, inclusive of licensing fees, features a 82,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment amenities. We and International Speedway shared equally in the cost of developing and constructing the facility. We estimate that our share of the project will be approximately $155 million, of which approximately $102.4 million has been incurred to date.

(3)
Primarily represents liabilities associated with reward programs that can be redeemed for cash, free play or services. Does not include any liability for unrecognized tax benefits, as the Company cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

        The table above does not include the redemption of the Company's Preferred Stock which is required to be redeemed on June 30, 2015 for either cash or common shares at the Company's election. See Note 14 to the consolidated financial statements for further details.

  Other Commercial Commitments

        The following table presents our material commercial commitments as of December 31, 2011 for the following future periods:

	Total Amounts Committed	2012	2013-2014	2015-2016	2017 and After
	(in thousands)
Letters of Credit(1)	$24,893	$24,893	$—	$—	$—

Total	$24,893	$24,893	$—	$—	$—

(1)
The available balance under the revolving credit portion of our senior secured credit facility is reduced by outstanding letters of credit.

New Accounting Pronouncements

        In December 2011, the FASB issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. Management does not believe that these amendments will have a material impact on the consolidated financial statements.

        In September 2011, the FASB issued amendments to simplify how entities test goodwill for impairment. Under the updated guidance, an entity now has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the assessment of qualitative factors leads to a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then the entity is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. Under the new guidance, an entity can elect to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, however the Company did not early adopt this amendment.

        In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of other comprehensive income would immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassed to net income or the option to present components of other comprehensive income either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the guidance, except for the deferred requirement to present reclassification adjustments in the statement(s) where the components of net income and the components of other comprehensive income are presented, as of January 1, 2012. The Company plans to present comprehensive income in two separate but consecutive statements.

        In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with GAAP and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on the consolidated financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information at December 31, 2011 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at December 31, 2011.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value 12/31/11
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$325,000	$325,000	$353,438
Average interest rate						8.75%
Other Long Term Obligations	$1,949	$—	$—	$—	$—	$—	$1,949	$1,949
Average interest rate	6.20%
Variable rate	$42,500	$51,250	$68,750	$77,500	$767,000	$708,750	$1,715,750	$1,716,720
Average interest rate(1)	2.63%	2.81%	3.00%	3.21%	3.33%	4.73%

(1)
Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn National Gaming, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 24, 2012

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$238,440	$246,385
Receivables, net of allowance for doubtful accounts of $4,115 and $3,332 at December 31, 2011 and December 31, 2010, respectively	55,455	44,463
Insurance receivable	1,072	—
Prepaid expenses	39,801	72,393
Deferred income taxes	32,306	25,206
Other current assets	48,715	77,506

Total current assets	415,789	465,953

Property and equipment, net	2,277,200	1,965,774
Other assets
Investment in and advances to unconsolidated affiliates	174,116	64,120
Goodwill	1,180,359	1,185,756
Other intangible assets	421,593	415,152
Debt issuance costs, net of accumulated amortization of $4,860 and $45,234 at December 31, 2011 and December 31, 2010, respectively	33,310	27,742
Loan receivable	—	230,500
Other assets	103,979	107,882

Total other assets	1,913,357	2,031,152

Total assets	$4,606,346	$4,462,879

Liabilities
Current liabilities
Current maturities of long-term debt	$44,559	$357,927
Accounts payable	39,582	17,312
Accrued expenses	113,699	101,447
Accrued interest	17,947	36,597
Accrued salaries and wages	85,285	73,432
Gaming, pari-mutuel, property, and other taxes	49,559	46,449
Income taxes	5,696	—
Insurance financing	16,363	11,602
Other current liabilities	53,650	46,763

Total current liabilities	426,340	691,529

Long-term liabilities
Long-term debt, net of current maturities	1,998,606	1,813,196
Deferred income taxes	167,576	134,572
Noncurrent tax liabilities	33,872	36,846
Other noncurrent liabilities	8,321	8,970

Total long-term liabilities	2,208,375	1,993,584

Shareholders' equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,275 shares issued and outstanding at December 31, 2011 and 2010)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 76,213,126 and 78,414,022 shares issued at December 31, 2011 and December 31, 2010, respectively)	756	779
Additional paid-in capital	1,385,355	1,446,932
Retained earnings	583,202	337,940
Accumulated other comprehensive income (loss)	2,318	(7,885)

Total shareholders' equity	1,971,631	1,777,766

Total liabilities and shareholders' equity	$4,606,346	$4,462,879

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Year ended December 31,	2011	2010	2009
Revenues
Gaming	$2,468,630	$2,242,515	$2,158,028
Food, beverage and other	400,258	334,808	339,235
Management service fee	15,185	15,190	14,787

Revenues	2,884,073	2,592,513	2,512,050
Less promotional allowances	(141,816)	(133,402)	(142,775)

Net revenues	2,742,257	2,459,111	2,369,275

Operating expenses
Gaming	1,298,938	1,198,097	1,161,510
Food, beverage and other	321,801	266,800	266,351
General and administrative	423,718	411,415	403,136
Depreciation and amortization	211,476	212,387	194,436
Impairment losses	—	224,709	532,377
Insurance recoveries, net of deductible charges	(13,257)	(7,523)	6,063

Total operating expenses	2,242,676	2,305,885	2,563,873

Income (loss) from operations	499,581	153,226	(194,598)

Other income (expenses)
Interest expense	(99,564)	(130,215)	(134,984)
Interest income	423	1,579	6,522
Gain (loss) from unconsolidated affiliates	7,364	(25,974)	(1,121)
Loss on early extinguishment of debt	(17,838)	(519)	(4,793)
Other	(734)	6,421	1,093

Total other expenses	(110,349)	(148,708)	(133,283)

Income (loss) from operations before income taxes	389,232	4,518	(327,881)
Taxes on income	146,881	66,178	(60,468)

Net income (loss) including noncontrolling interests	242,351	(61,660)	(267,413)
Less: Net loss attributable to noncontrolling interests	—	(2,193)	(2,465)

Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$242,351	$(59,467)	$(264,948)

Earnings (loss) per common share attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Basic earnings (loss) per common share	$2.52	$(0.76)	$(3.39)
Diluted earnings (loss) per common share	$2.26	$(0.76)	$(3.39)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share data)

	Penn National Gaming, Inc. shareholders
	Preferred Stock		Common Stock
					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	12,500	$—	78,148,488	$782	$1,442,829	$662,355	$(48,693)	$—	$2,057,273
Stock option activity, including tax benefit of $2,388	—	—	491,078	4	35,173	—	—	—	35,177	$—
Restricted stock activity	—	—	332,690	—	2,474	—	—	—	2,474	—
Change in fair value of interest rate swap contracts, net of income taxes of $8,150	—	—	—	—	—	—	14,586	—	14,586	14,586
Change in fair value of corporate debt securities	—	—	—	—	—	—	6,843	—	6,843	6,843
Foreign currency translation adjustment	—	—	—	—	—	—	1,236	—	1,236	1,236
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,900	1,900	—
Net loss	—	—	—	—	—	(264,948)	—	(2,465)	(267,413)	(267,413)

Balance, December 31, 2009	12,500	—	78,972,256	786	1,480,476	397,407	(26,028)	(565)	1,852,076	(244,748)

Repurchase of preferred stock	(225)	—	—	—	(11,200)	—	—	—	(11,200)	—
Repurchase of noncontrolling interest	—	—	—	—	(27,758)	—	—	2,758	(25,000)	—
Stock option activity, including tax benefit of $3,311	—	—	823,056	8	35,875	—	—	—	35,883	—
Share repurchases	—	—	(1,526,400)	(15)	(35,843)	—	—	—	(35,858)	—
Restricted stock activity	—	—	145,110	—	5,382	—	—	—	5,382	—
Change in fair value of interest rate swap contracts, net of income taxes of $9,427	—	—	—	—	—	—	16,410	—	16,410	16,410
Change in fair value of corporate debt securities	—	—	—	—	—	—	1,165	—	1,165	1,165
Foreign currency translation adjustment	—	—	—	—	—	—	568	—	568	568
Net loss	—	—	—	—	—	(59,467)	—	(2,193)	(61,660)	(61,660)

Balance, December 31, 2010	12,275	—	78,414,022	779	1,446,932	337,940	(7,885)	—	1,777,766	(43,517)

Stock option activity, including tax benefit of $2,557	—	—	695,915	7	39,352	—	—	—	39,359	—
Share repurchases	—	—	(2,981,406)	(30)	(105,176)	—	—	—	(105,206)	—
Restricted stock activity, net	—	—	84,595	—	4,247	—	—	—	4,247	—
Change in fair value of interest rate swap contracts, net of income taxes of $5,238	—	—	—	—	—	—	9,374	—	9,374	9,374
Change in fair value of corporate debt securities	—	—	—	—	—	—	1,116	—	1,116	1,116
Foreign currency translation adjustment	—	—	—	—	—	—	(287)	—	(287)	(287)
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities, net of income taxes of $1,068	—	—	—	—	—	2,911	—	—	2,911	—
Net income	—	—	—	—	—	242,351	—	—	242,351	242,351

Balance, December 31, 2011	12,275	$—	76,213,126	$756	$1,385,355	$583,202	$2,318	$—	$1,971,631	$252,554

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2011	2010	2009
Operating activities
Net income (loss) including noncontrolling interests	$242,351	$(61,660)	$(267,413)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	211,476	212,387	194,436
Amortization of items charged to interest expense and interest income	9,601	12,581	10,733
Loss on sale of fixed assets	340	3,104	332
(Gain) loss from unconsolidated affiliates	(7,364)	25,974	1,121
Loss on early extinguishment of debt	12,212	519	4,793
Hollywood Casino Joliet fire	—	—	5,186
Loss on police services contract termination at Hollywood Casino Aurora	—	6,624	—
Gain on accelerated payment of other long-term obligations	—	—	(1,305)
Gain on litigation settlement	—	(9,619)	—
Gain on sale of corporate debt securities	—	—	(6,598)
Impairment loss on corporate debt securities	—	265	—
Deferred income taxes	21,560	(2,204)	(146,408)
Charge for stock-based compensation	24,330	25,954	28,360
Impairment losses	—	224,709	532,377
(Increase) decrease, net of businesses acquired
Accounts receivable	(6,064)	(1,338)	(16,091)
Insurance receivable	(1,073)	28,673	—
Prepaid expenses and other current assets	(4,648)	3,585	(13,160)
Other assets	(2,556)	10,160	(8,138)
Increase (decrease), net of businesses acquired
Accounts payable	397	477	(5,292)
Accrued expenses	8,382	505	4,837
Accrued interest	(4,038)	648	4,332
Accrued salaries and wages	8,961	7,824	10,228
Gaming, pari-mutuel, property and other taxes	2,047	7,506	(5,560)
Income taxes	49,285	—	—
Other current and noncurrent liabilities	2,849	6,827	11,401
Other noncurrent tax liabilities	(683)	(10,323)	75

Net cash provided by operating activities	567,365	493,178	338,246

Investing activities
Expenditures for property and equipment, net of reimbursements	(293,081)	(362,955)	(289,551)
Proceeds from sale of property and equipment	12,966	1,627	2,628
Proceeds from sale of corporate debt securities	—	—	50,602
Insurance proceeds related to damaged property and equipment	3,862	4,821	20,593
Purchase of outstanding loans of M Resorts LLC	—	(230,500)	—
Investment in joint ventures, net of proceeds received	(100,398)	(63,632)	(12,895)
Decrease (increase) in cash in escrow	28,975	(30,224)	(25,036)
Cash acquired, net of acquisitions of businesses and licenses	8,874	(55,895)	(9,000)

Net cash used in investing activities	(338,802)	(736,758)	(262,659)

Financing activities
Proceeds from exercise of options	16,719	11,488	5,431
Repurchase of common stock	(105,206)	(35,858)	—
Repurchase of preferred stock	—	(11,200)	—
Proceeds from issuance of long-term debt, net of issuance costs	1,773,232	212,732	762,068
Principal payments on long-term debt	(1,928,571)	(383,476)	(879,193)
Proceeds from insurance financing	17,406	18,271	15,454
Payments on insurance financing	(12,645)	(13,421)	(16,795)
(Repurchase of)/contributions from noncontrolling interest	—	(25,000)	1,900
Tax benefit from stock options exercised	2,557	3,311	2,388

Net cash used in financing activities	(236,508)	(223,153)	(108,747)

Net decrease in cash and cash equivalents	(7,945)	(466,733)	(33,160)
Cash and cash equivalents at beginning of year	246,385	713,118	746,278

Cash and cash equivalents at end of year	$238,440	$246,385	$713,118

Supplemental disclosure
Interest expense paid	$98,756	$121,821	$124,992
Income taxes paid	$90,702	$72,091	$109,200

        Non-cash transaction:    On June 1, 2011, following the purchase of all of the outstanding debt of The M Resorts LLC in October 2010 and the receipt of requisite regulatory approvals, the Company acquired the business in exchange for the debt. This non-cash transaction at the acquisition date, resulted in the removal of the Company's loan receivable and increased property and equipment, net, total current assets, total other assets and total current liabilities by $203.7 million, $13.7 million, $2.4 million and $17.3 million, respectively.

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.     Business and Basis of Presentation

        Penn National Gaming, Inc. ("Penn") and subsidiaries (collectively, the "Company") is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, the Company has continued to expand its gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company, Zia Park Casino, Sanford-Orlando Kennel Club and The M Resorts LLC (the "M Resort") in June 2011), greenfield projects (such as at Hollywood Casino at Penn National Race Course, Hollywood Slots Hotel and Raceway and Hollywood Casino Perryville), and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Most recently, the Company, along with its joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012, and the Company anticipates opening facilities in Columbus and Toledo, Ohio in 2012.

        As of December 31, 2011, the Company owned, managed, or had ownership interests in twenty-five facilities in the following eighteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario.

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

2.     Principles of Consolidation

        The consolidated financial statements include the accounts of Penn and its subsidiaries, including wholly-owned subsidiaries and subsidiaries that had a noncontrolling interest. Investment in and advances to unconsolidated affiliates are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Concentration of credit risk, with respect to casino receivables, is limited through the Company's credit evaluation process. The Company issues markers to approved casino customers only following credit checks and investigations of creditworthiness. Marker balances issued to approved casino customers were $7.6 million at December 31, 2011, compared to $4.8 million at December 31, 2010.

        The Company's receivables of $55.5 million and $44.5 million at December 31, 2011 and 2010, respectively, primarily consist of $10.9 million and $8.1 million, respectively, due from the West Virginia Lottery for gaming revenue settlements and capital reinvestment projects at the Hollywood Casino at Charles Town Races, $11.2 million and $11.1 million, respectively, for reimbursement of expenses paid on behalf of Casino Rama, $3.6 million and $4.1 million, respectively, for racing settlements due from simulcasting at Hollywood Casino at Penn National Race Course, and markers issued to customers mentioned above.

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

  Investment in Corporate Debt Securities

        The fair value of the investment in corporate debt securities is estimated based on a third party broker quote. The investment in corporate debt securities is measured at fair value on a recurring basis.

  Loan Receivable

        On June 1, 2011, following the purchase of all of the outstanding debt of the M Resort for $230.5 million and the receipt of requisite regulatory approvals, the Company acquired the business in exchange for the debt. The Company purchased all of the outstanding bank and subordinated debt of the M Resort in October 2010 at which time the Company also secured the right to acquire the business of the M Resort in exchange for the property's outstanding debt obligations. At December 31, 2010, the $230.5 million loan was recorded as a loan receivable within total other assets on the consolidated balance sheet. See Note 6 for further information.

  Long-term Debt

        The fair value of the Company's Term Loan B component of the senior secured credit facility and senior subordinated notes is estimated based on quoted prices in active markets. The fair value of the remainder of the Company's senior secured credit facility approximates its carrying value as it is variable rate debt. The fair value of the Company's other long-term obligations approximates its carrying value.

  Interest Rate Swap Contracts

        The fair value of the Company's interest rate swap contracts was measured at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve's implied discount rates. The credit adjustment reflected the Company's best estimate as to the Company's credit quality at December 31, 2010. The interest rate swap contracts were measured at fair value on a recurring basis. There were no outstanding interest rate swap contracts as of December 31, 2011.

        The estimated fair values of the Company's financial instruments are as follows (in thousands):

	2011		2010
December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$238,440	$238,440	$246,385	$246,385
Investment in corporate debt securities	6,790	6,790	5,828	5,828
Loan receivable	—	—	230,500	230,500
Financial liabilities:
Long-term debt
Senior secured credit facility	1,714,001	1,716,720	1,589,125	1,589,125
Senior subordinated notes	325,000	353,438	575,000	612,875
Other long-term obligations	1,949	1,949	3,782	3,782
Interest rate swap contracts	—	—	16,746	16,746

        See Note 21 for further information regarding the Company's assessment of the inputs used to measure the fair value for the investment in corporate debt securities and interest rate swap contracts.

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

        The Company reviews the carrying value of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and Other Intangible Assets

        At December 31, 2011, the Company had $1,180.4 million in goodwill and $421.6 million in other intangible assets within its consolidated balance sheet, representing 25.6% and 9.2% of total assets, respectively, resulting from the Company's acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

        In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, "Intangibles-Goodwill and Other," the Company considers its gaming licenses, racing permits and the majority of its trademark intangible assets as indefinite-life intangible assets that do not require amortization based on the Company's future expectations to operate its gaming facilities indefinitely as well as its historical experience in renewing these intangible assets at minimal cost with various state gaming and racing commissions. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-life intangible assets exceed their fair value, an impairment loss is recognized.

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

Debt Issuance Costs

        Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness.

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

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheets at December 31, 2011 and 2010.

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

        Previously, the Company had a number of interest rate swap contracts in place. These contracts served to mitigate income volatility for a portion of the Company's variable-rate funding. In effect, these interest rate swap contracts synthetically converted the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company received cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts' fixed rates. These two respective obligations were net-settled periodically. The fair value of the Company's interest rate swap contracts was measured at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve's implied discount rates. The credit adjustment reflected the Company's best estimate as to the Company's credit quality. The interest rate swap contract liabilities were included in accrued interest within the consolidated balance sheets at December 31, 2010. There were no outstanding interest rate swap contracts as of December 31, 2011.

        Effective July 1, 2011, the Company de-designated its interest rate swap contracts that historically qualified for cash flow hedge accounting. This was due to the new $2.15 billion senior secured credit facility that the Company entered into in July 2011. As a result, the loss in OCI related to these swaps of $4.7 million was amortized to interest expense over the swaps remaining lives. The total notional value of these swaps was $440 million, with $200 million expiring in October 2011 and the remainder maturing in December 2011. Subsequent to the de-designation date of July 1, 2011, the Company had accounted for changes in the fair value of these derivatives in earnings as a component of interest expense in the consolidated statements of operations.

        In addition, the Company had certain other derivative instruments that were not designated to qualify for hedge accounting, which expired in May 2011. The periodic change in the mark-to-market of these derivative instruments had been recorded in current period earnings in interest expense in the consolidated statements of operations.

        Credit risk relating to derivative counterparties is mitigated by using multiple, highly rated counterparties, and the credit quality of each is monitored on an ongoing basis.

        See Note 11 for additional information related to the Company's derivatives.

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

        Revenues are recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition—Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

        The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense. The amounts included in promotional allowances for the years ended December 31, 2011, 2010 and 2009 are as follows:

Year ended December 31,	2011	2010	2009
	(in thousands)
Rooms	$24,646	$23,980	$23,316
Food and beverage	106,687	99,024	108,473
Other	10,483	10,398	10,986

Total promotional allowances	$141,816	$133,402	$142,775

        The estimated cost of providing such complimentary services for the years ended December 31, 2011, 2010 and 2009 are as follows:

Year ended December 31,	2011	2010	2009
	(in thousands)
Rooms	$9,149	$9,188	$9,406
Food and beverage	76,357	75,180	77,444
Other	6,430	6,544	6,590

Total cost of complimentary services	$91,936	$90,912	$93,440

Gaming and Racing Taxes

        The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company's estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horseraces run at the Company's racetracks in the period in which wagering occurs. For the years ended December 31, 2011, 2010 and 2009, these expenses, which are recorded primarily within gaming expense in the consolidated statements of operations, was $1.06 billion, $975.7 million, and $947.1 million, respectively.

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

        At December 31, 2011, the Company had outstanding 12,275 shares of Series B Redeemable Preferred Stock (the "Preferred Stock"), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a "participating security." The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company's Common Stock is computed by dividing net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company's Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

        The following table sets forth the allocation of net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries for the year ended December 31, 2011 under the two-class method:

Year ended December, 31	2011
(in thousands)
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$242,351
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to preferred stock	46,101
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$196,250

        The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the year ended December 31, 2011:

Year ended December 31,	2011
(in thousands)
Determination of shares:
Weighted-average common shares outstanding	77,991
Assumed conversion of dilutive employee stock-based awards	1,782
Assumed conversion of preferred stock	27,278

Diluted weighted-average common shares outstanding	107,051

        Reflecting the issuance of the Preferred Stock and the repurchase of 225 shares of Preferred Stock during the year ended December 31, 2010, the Company is required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the price of the Company's Common Stock is less than $45, the diluted weighted-average common shares outstanding is increased by 27,277,778 shares (regardless of how much the stock price is below $45); 2) when the price of the Company's Common Stock is between $45 and $67, the diluted weighted-average common shares outstanding is increased by an amount which can be calculated by dividing $1.23 billion (face value) by the current price per share of the Company's Common Stock, which will result in an increase in the diluted weighted-average common shares outstanding of between 18,320,896 shares and 27,277,778 shares; and 3) when the price of the Company's Common Stock is above $67, the diluted weighted-average common shares outstanding is increased by 18,320,896 shares (regardless of how much the stock price exceeds $67).

        The following table presents the calculation of basic and diluted EPS for the Company's Common Stock:

Year ended December 31,	2011
(in thousands, except per share data)
Calculation of basic EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries applicable to common stock	$196,250
Weighted-average common shares outstanding	77,991
Basic EPS	$2.52
Calculation of diluted EPS attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries:
Net income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$242,351
Diluted weighted-average common shares outstanding	107,051
Diluted EPS	$2.26

        Since the Company reported a net loss for the years ended December 31, 2010 and 2009, it was required by ASC 260 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS. In addition, since the Company reported a loss from operations for the years ended December 31, 2010 and 2009, the Preferred Stock was not deemed to be a participating security for the years ended December 31, 2010 and 2009, pursuant to ASC 260. The basic weighted-average common shares outstanding for the years ended December 31, 2010 and 2009 were 78,078,602 and 78,121,571, respectively.

        Options to purchase 3,004,402 shares were outstanding during the year ended December 31, 2011 but were not included in the computation of diluted EPS because they were antidilutive. Options to purchase 10,834,444 and 9,966,125 shares were outstanding during the years ended December 31, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because they were antidilutive since the Company reported a loss from operations for the years ended December 31, 2010 and 2009.

Stock-Based Compensation

        The Company accounts for stock compensation under ASC 718, "Compensation—Stock Compensation," which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

        The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the United States ("U.S.") Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company's stock price over a period of 5.82 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company's employees. Forfeitures are estimated at the date of grant based on historical experience.

        The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at December 31, 2011, 2010 and 2009:

Year ended December 31,	2011	2010	2009
Risk-free interest rate	1.04%	2.27%	2.80%
Expected volatility	47.60%	48.02%	49.68%
Dividend yield	—	—	—
Weighted-average expected life (years)	5.82	5.73	5.32
Forfeiture rate	5.00%	5.00%	5.00%

Segment Information

        During 2011, the Company realigned its reporting structure in connection with the hiring of an additional senior vice president of regional operations. The Company now has three senior vice presidents of regional operations who oversee various properties based primarily on their geographic locations and whom report directly to the Company's President and Chief Operating Officer. This event impacted how the Company's Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM") as that term is defined in ASC 280, "Segment Reporting" ("ASC 280"), measures and assesses the Company's business performance and has caused the Company to conclude that it now has reportable segments. Therefore, the Company has aggregated its properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains consistent with how the Company's CODM reviews and assesses the Company's financial performance.

        The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, and Argosy Casino Alton. It also includes the Company's Casino Rama management service contract as well as the two Ohio properties that are currently under construction, Hollywood Casino Toledo and Hollywood Casino Columbus, which are scheduled to open by the end of May 2012 and November 1, 2012, respectively.

        The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Slots Hotel and Raceway, Hollywood Casino at Penn National Race Course, Zia Park Casino, and M Resort.

        The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, and Boomtown Biloxi. It also includes the Company's 50% investment in Kansas Entertainment, LLC ("Kansas Entertainment"), which owns the Hollywood Casino at Kansas Speedway which opened in February 2012.

        The Other category consists of the Company's standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company's joint venture interests in Sam Houston Race Park and Valley Race Park, Freehold Raceway, and Maryland Jockey Club (which was sold in July 2011). If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company's regional executives and reported in their respective reportable segment. The Other category also includes the Company's corporate overhead operations which does not meet the definition of an operating segment under ASC 280 and our Bullwhackers property.

        See Note 17 for further information with respect to the Company's segments.

Statements of Cash Flows

        The Company has presented the consolidated statements of cash flows using the indirect method, which involves the reconciliation of net income (loss) including noncontrolling interests to net cash flow from operating activities.

Acquisitions

        The Company accounts for its acquisitions in accordance with ASC 805, "Business Combinations." The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

Certain Risks and Uncertainties

        The Company faces intense gaming competition in most of the markets where its properties operate. Various states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents potential opportunities for the Company to establish new properties; however, this also presents potential competitive threats to the Company's existing properties. For example, the Company's two largest properties in terms of net revenues will face new sources of significant competition in the near term. Namely, a casino scheduled to open in 2013 in Cincinnati, Ohio will compete in the same market as Hollywood Casino Lawrenceburg and increased competition to Hollywood Casino at Charles Town Races is anticipated in 2012 from the opening of a significant casino complex at the Arundel Mills mall in Anne Arundel, Maryland. Although these openings will have a significant impact on the Company's operations, they are anticipated to be mitigated by the Company's planned openings of Hollywood Casino Toledo and Hollywood Casino Columbus in Ohio. However, no assurance can be given that these casinos in Toledo and Columbus will open as scheduled or be as successful as anticipated.

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

4.     New Accounting Pronouncements

        In December 2011, the FASB issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. Management does not believe that these amendments will have a material impact on the consolidated financial statements.

        In September 2011, the FASB issued amendments to simplify how entities test goodwill for impairment. Under the updated guidance, an entity now has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the assessment of qualitative factors leads to a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then the entity is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. Under the new guidance, an entity can elect to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, however the Company did not early adopt this amendment.

        In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of OCI and a total of OCI, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments do not change the items that must be reported in OCI, when an item of OCI must be reclassed to net income or the option to present components of OCI either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the guidance, except for the deferred requirement to present reclassification adjustments in the statement(s) where the components of net income and the components of OCI are presented, as of January 1, 2012. The Company plans to present comprehensive income in two separate but consecutive statements.

        In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with GAAP and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on the consolidated financial statements.

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

5.     Acquisitions and Other Recent Business Ventures

Sale of Maryland Jockey Club Interest

        In July 2011, the Company sold its joint venture interest in the Maryland Jockey Club. See Note 7 for further discussion.

M Resort Transaction

        On June 1, 2011, following the purchase of all of the outstanding debt of the M Resort for $230.5 million and the receipt of requisite regulatory approvals, the Company acquired the business in exchange for the debt. See Note 6 for further discussion.

Texas Joint Venture Interest

        On April 8, 2011, the Company established a joint venture that owns and operates racetracks in Texas. See Note 7 for further discussion.

Rosecroft Acquisition

        On February 28, 2011, the Company completed its acquisition of Rosecroft Raceway in Oxon Hill, Maryland following the completion of a bankruptcy auction and approval of the purchase by a U.S. Bankruptcy Court judge. Rosecroft Raceway, located approximately 13 miles south of Washington, D.C., is situated on approximately 125 acres just outside the Washington I-495 Beltway in Prince George's county. The Rosecroft facility features a 5/8-mile standardbred race track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building with dining facilities. In August 2011, Rosecroft Raceway re-opened for simulcasting and live standardbred racing resumed in late October 2011.

Beulah Park Acquisition

        On July 1, 2010, the Company completed its acquisition of Beulah Park in Grove City, Ohio from Heartland Jockey Club Ltd. Located on approximately 210 acres just outside of Columbus, Ohio, Beulah Park is a thoroughbred racing facility that features live thoroughbred racing from October to May as well as simulcast wagering from a number of nationwide tracks. Beulah Park includes a grandstand, outdoor paddock, a clubhouse facility and numerous food and dining options. The results of Beulah Park have been included in the Company's consolidated financial statements since the July 1, 2010 acquisition date.

6.     Loan Receivable

        The Company purchased all of the outstanding bank and subordinated debt of the M Resort in October 2010 for $230.5 million at which time the Company also secured the right to acquire the business of the M Resort in exchange for the property's outstanding debt obligations. At December 31, 2010, the $230.5 million loan was recorded as a loan receivable within total other assets on the consolidated balance sheet. On June 1, 2011, following the requisite regulatory approvals, the Company acquired the business in exchange for the debt. This non-cash transaction resulted in the removal of the Company's loan receivable and the purchase price allocation resulted in an increase to property and equipment, net, total current assets, total other assets, and total current liabilities, of $203.7 million,

$13.7 million, $2.4 million, and $17.3 million, respectively based on their estimated fair values at June 1, 2011.

7.     Investment In and Advances to Unconsolidated Affiliates

        As of December 31, 2011, investment in and advances to unconsolidated affiliates primarily included the Company's 50% interest in Freehold Raceway, its 50% investment in Kansas Entertainment, which is a joint venture with International Speedway Corporation ("International Speedway"), and its 50% joint venture with MAXXAM, Inc. ("MAXXAM") that owns and operates racetracks in Texas. These investments are more fully described below.

Texas Joint Venture

        On April 8, 2011, following final approval by the Texas Racing Commission, the Company completed its investment in a joint venture with MAXXAM that owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a planned racetrack in Laredo, Texas. Under the terms of the joint venture, the Company secured a 50% interest in the joint venture, which has sole ownership of the above facilities including interests in 323 acres at Sam Houston Race Park, 80 acres at Valley Race Park, and an option to purchase 135 acres for the planned racetrack in Laredo, Texas.

        Sam Houston Race Park, opened in April 1994, is located 15 miles northwest from downtown Houston along Beltway 8. Sam Houston Race Park hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties and meetings, concerts and national touring festivals throughout the year. Valley Race Park, which was opened in 1990 and acquired by Sam Houston Race Park in 2000, is a 91,000 square foot dog racing and simulcasting facility located in Harlingen, Texas.

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

        The Company determined that the Texas joint venture did not qualify as a variable interest entity ("VIE") at December 31, 2011. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the year ended December 31, 2011, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture's economic performance without the input of MAXXAM. Therefore, the Company did not consolidate its investment in the joint venture at, and for the year ended December 31, 2011.

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

        Kansas Entertainment recently completed the construction of its planned $411 million facility, inclusive of licensing fees, which features a 95,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. The Company and International Speedway shared equally in the cost of developing and constructing the facility. The Company estimates that its share of the project will be approximately $155 million. During the years ended December 31, 2011, 2010 and 2009, the Company funded $70.9 million, $30.6 million and $12.9 million, respectively, for capital expenditures and other operating expenses.

        The Company determined that Kansas Entertainment qualified as a VIE at December 31, 2011 and 2010. The Company did not consolidate its investment in Kansas Entertainment at, and for the years ended December 31, 2011 and 2010, as the Company determined that it did not qualify as the primary beneficiary of Kansas Entertainment at, and for the years ended December 31, 2011 and 2010, primarily as it did not have the ability to direct the activities of Kansas Entertainment that most significantly impacted Kansas Entertainment's economic performance without the input of International Speedway. In addition, the Company determined that International Speedway had substantive participating rights in Kansas Entertainment at, and for the years ended December 31, 2011 and 2010.

Sale of Maryland Jockey Club Interest

        In July 2011, the Company sold its joint venture interest in Maryland RE & R LLC, a joint venture with MI Developments, Inc. that owned and operated the Maryland Jockey Club. This transaction resulted in a gain of $20.2 million which was included in gain (loss) from unconsolidated affiliates within the consolidated statement of operations for the year ended December 31, 2011.

        For the year ended December 31, 2010, the Company's share of losses in the Maryland Jockey Club included a $14.4 million charge for the Company's share of a goodwill impairment write-down recorded by the Maryland Jockey Club during the fourth quarter of 2010 as a result of the negative outcome related to the zoning referendum in which voters approved a proposed casino complex at the Arundel Mills mall in Anne Arundel, Maryland.

New Jersey Joint Venture

        During the fourth quarter of 2011, the Company recorded a $5.9 million charge to reflect its share of a goodwill impairment recorded at its joint venture. This charge reduced the Company's investment balance to $11.2 million at December 31, 2011. The Company believes this amount is realizable based on its share of the underlying fair value of the business which was utilized in the joint venture's goodwill impairment analysis.

        The Company determined that the New Jersey joint venture did not qualify as a VIE at December 31, 2011 and 2010. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2011 and 2010, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture's economic performance without the input of Greenwood Limited Jersey, Inc. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended December 31, 2011 and 2010.

8.     Property and Equipment

        Property and equipment, net, consists of the following:

December 31,	2011	2010
	(in thousands)
Land and improvements	$362,402	$298,482
Building and improvements	1,715,144	1,534,117
Furniture, fixtures, and equipment	1,021,362	938,443
Leasehold improvements	16,910	17,089
Construction in progress	256,459	106,963

Total property and equipment	3,372,277	2,895,094
Less accumulated depreciation	(1,095,077)	(929,320)

Property and equipment, net	$2,277,200	$1,965,774

        During the year ended December 31, 2011, total property and equipment increased by $477.2 million primarily due to the M Resort transaction that closed on June 1, 2011, as well as expenditures for the facilities under construction in Ohio.

        Depreciation expense, for property and equipment, totaled $209.3 million, $206.6 million, and $187.8 million in 2011, 2010 and 2009, respectively. Interest capitalized in connection with major construction projects was $5.6 million, $5.5 million, and $7.0 million in 2011, 2010 and 2009, respectively.

        On May 4, 2010, in a statewide election in Ohio, the voters determined that the Company's casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus's West Side. As a result of the election, the Company initiated the process to sell the parcel of land that it purchased in Columbus's Arena District, the original site approved by voters, and reclassified the land as held for sale. The Company obtained an appraisal to determine the estimated fair market value of the land and recorded a pre-tax impairment charge of $31.3 million ($20.1 million, net of taxes) during the year ended December 31, 2010, which was comprised of the difference between the land's estimated fair market value less costs to sell and its carrying value. This land was sold in August 2011, which did not have a significant impact on the Company's consolidated statement of operations.

        During the year ended December 31, 2009, the Company recorded a pre-tax impairment charge for the replaced Lawrenceburg vessel of $11.9 million ($7.1 million, net of taxes) in conjunction with the opening of the new casino riverboat at Hollywood Casino Lawrenceburg. During the year-ended December 31, 2010, the Company recorded a $0.2 million charge on this replaced vessel.

9.     Goodwill and Other Intangible Assets

        A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at January 1, 2010:
Goodwill	$2,024,963
Accumulated goodwill impairment losses	(645,002)

Goodwill, net	$1,379,961

Goodwill impairment losses	(188,855)
Other	(5,350)

Balance at December 31, 2010:
Goodwill	$2,019,613
Accumulated goodwill impairment losses	(833,857)

Goodwill, net	$1,185,756

Goodwill impairment losses	—
Other	(5,397)

Balance at December 31, 2011:
Goodwill	$2,014,216
Accumulated goodwill impairment losses	(833,857)

Goodwill, net	$1,180,359

        Goodwill consists mainly of goodwill from the acquisitions of Hollywood Casino Corporation in March 2003, Argosy in October 2005 and Zia Park Casino in April 2007.

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

        The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at December 31, 2011 and 2010:

	2011			2010
December 31,	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Indefinite-life intangible assets	$421,260	$—	$421,260	$412,686	$—	$412,686
Other intangible assets	49,666	49,333	333	49,600	47,134	2,466

Total	$470,926	$49,333	$421,593	$462,286	$47,134	$415,152

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

        The Company's intangible asset amortization expense was $2.2 million, $5.8 million, and $6.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2011 (in thousands):

2012	$237
2013	38
2014	38
2015	20

Total	$333

        The Company's remaining goodwill and other intangible assets by reporting unit at December 31, 2011 is shown below (in thousands):

Reporting Unit	Remaining Goodwill and other intangible assets at December 31, 2011
Hollywood Casino Lawrenceburg	$362,491
Hollywood Casino Joliet	210,158
Hollywood Casino Aurora	207,207
Argosy Casino Riverside	159,296
Zia Park Casino	145,777
Argosy Casino Alton	135,511
Argosy Casino Sioux City	92,795
Hollywood Casino Baton Rouge	75,521
Others	213,196

Total	$1,601,952

10.   Investment in Corporate Securities

        During the year ended December 31, 2008, the Company made a $47.3 million investment in the corporate debt securities of other gaming companies. During the year ended December 31, 2009, the Company sold $42.2 million of this investment and recorded a $6.6 million gain, which is included in other income (expenses) within the consolidated statements of operations. The Company's investment in corporate debt securities are accounted for as an available-for-sale investment security and are included in other assets within the consolidated balance sheets.

        The remaining investment had a fair value totaling $6.8 million and $5.8 million at December 31, 2011 and 2010, respectively. During 2010, the issuer of the security went into default on its obligations as it ceased making interest payments and the security was downgraded by certain rating agencies. As a result, during the year ended December 31, 2010, the Company recorded a pre-tax charge of $0.3 million, which is included in other income (expenses) within the consolidated statements of operations, to write down the investment to its fair value, which was based on the transaction prices of the security subsequent to when the issuer defaulted on its obligations. The Company will continue to account for this security as an available for sale investment and will monitor its realizability in future periods. At December 31, 2011, the investment had an unrealized gain within accumulated other comprehensive loss within the consolidated balance sheet of $1.1 million.

11.   Long-term Debt and Derivatives

        Long-term debt, net of current maturities, is as follows:

December 31,	2011	2010
	(in thousands)
Senior secured credit facility	$1,715,750	$1,589,125
$250 million 6 3/4% senior subordinated notes due March 2015	—	250,000
$325 million 8 3/4% senior subordinated notes due August 2019	325,000	325,000
Other long-term obligations	1,949	3,782
Capital leases	2,215	3,216

	2,044,914	2,171,123
Less current maturities of long-term debt	(44,559)	(357,927)
Less discount on senior secured credit facility Term Loan B	(1,749)	—

	$1,998,606	$1,813,196

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2011 (in thousands):

2012	$44,559
2013	51,340
2014	68,848
2015	77,605
2016	767,114
Thereafter	1,035,448

Total minimum payments	$2,044,914

Senior Secured Credit Facility

        On July 14, 2011, the Company entered into a new $2.15 billion senior secured credit facility, which is comprised of a $700 million revolving credit facility that will mature in July 2016, a $700 million variable rate Term Loan A due in July 2016 and a $750 million variable rate Term Loan B due in July 2018. The interest rates payable on the facilities are based on the leverage ratios of the Company as defined in the debt agreements, however, based on current borrowing levels, the Company will pay LIBOR plus 150 basis points on the revolver and Term Loan A and LIBOR plus 275 basis points on Term Loan B (subject to a 1% LIBOR floor). The Company utilized the proceeds of the two term loan borrowings and cash on hand to retire its previous senior secured credit facility obligation of $1,518.1 million (which had significant principal repayments due at the end of 2011 and 2012) and pay transaction costs and accrued interest and fees on the retired debt. As a result of this refinancing, the Company incurred debt extinguishment charges of $10.2 million during the year ended December 31, 2011.

        The Company's senior secured credit facility had a gross outstanding balance of $1,715.8 million at December 31, 2011, consisting of $287.0 million drawn under the revolving credit facility, a $682.5 million Term Loan A facility, and a $746.3 million Term Loan B facility. Additionally, at December 31, 2011, the Company was contingently obligated under letters of credit issued pursuant to the $2.15 billion senior secured credit facility with face amounts aggregating $24.9 million, resulting in $388.1 million of available borrowing capacity as of December 31, 2011 under the revolving credit facility.

Redemption of 6 3/4% Senior Subordinated Notes

        In July 2011, the Company announced its intention to redeem all of its $250 million 6 3/4% senior subordinated notes. The redemption price was $1,022.50 per $1,000 principal amount, plus accrued and unpaid interest, which was paid in August 2011. The Company funded the redemption of its $250 million 6 3/4% senior subordinated notes from its new revolving credit facility and available cash. The Company recorded a $7.6 million loss on early extinguishment of debt during the year ended December 31, 2011 related to debt issuance costs write-offs and the call premium on the $250 million 6 3/4% senior subordinated notes.

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

Other Long-Term Obligations

        In April 2010, the Company entered into a termination contract with the city of Aurora, Illinois, whereby the Company will pay $7 million in lieu of perpetual annual payments (of approximately $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day. Payments of $1.5 million were made on June 1, 2010 and September 1, 2010 and a payment of $2.0 million was made on June 1, 2011. A final payment of $2.0 million is due on June 1, 2012. This liability was discounted using an estimate of the Company's incremental borrowing rate over the term of the obligation. The accretion of this discount is recorded in interest expense in the consolidated statements of operations.

Covenants

        The Company's senior secured credit facility and $325 million 8 3/4% senior subordinated notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company's senior secured credit facility and $325 million 8 3/4% senior subordinated notes restrict, among other things, the Company's ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

        At December 31, 2011, the Company was in compliance with all required financial covenants.

Interest Rate Swap Contracts

        In accordance with the terms of its previous senior secured credit facility, the Company was required to enter into fixed-rate debt or interest rate swap agreements in an amount equal to 50% of the Company's consolidated indebtedness, excluding the revolving credit facility, within 100 days of the closing date of the previous senior secured credit facility. This requirement was not included in the new senior secured credit facility. As discussed in Note 3, the Company de-designated its cash flow hedges on July 1, 2011 in connection with its new senior secured credit facility.

        The effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2011 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap contracts	$(672)	Interest expense	$(8,173)	None	$—

Total	$(672)		$(8,173)		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate swap contracts	Interest expense	$(10)

Total		$(10)

        The effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2010 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap contracts	$(13,998)	Interest expense	$(24,424)	None	$—

Total	$(13,998)		$(24,424)		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate swap contracts	Interest expense	$(60)

Total		$(60)

        The effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2009 was as follows (in thousands):

Derivatives in a Cash Flow Hedging Relationship	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap contracts	$(23,478)	Interest expense	$(30,358)	None	$—

Total	$(23,478)		$(30,358)		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate swap contracts	Interest expense	$359

Total		$359

        In addition, during the years ended December 31, 2011, 2010 and 2009, the Company amortized to interest expense $7.2 million, $15.4 million and $15.9 million, respectively, in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, "Derivatives and Hedging."

        There were no outstanding interest rate swap contracts as of December 31, 2011. Unrealized losses for the Company's interest rate swap contracts within accumulated other comprehensive loss within the consolidated balance sheet at December 31, 2010 was $9.4 million. The following table sets forth the fair value of the interest rate swap contract liabilities included in accrued interest within the consolidated balance sheet at December 31, 2010:

	December 31, 2010
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued interest	$13,034

Total derivatives designated as hedging instruments		$13,034

Derivatives not designated as hedging instruments
Interest rate swap contracts	Accrued interest	$3,712

Total derivatives not designated as hedging instruments		$3,712

Total derivatives		$16,746

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

        The Illinois Legislature passed into law House Bill 1918, effective May 26, 2006, which singled out four of the nine Illinois casinos, including the Company's Hollywood Casino Joliet and Hollywood Casino Aurora, for a 3% surcharge to subsidize local horse racing interests. On May 30, 2006, Hollywood Casino Joliet and Hollywood Casino Aurora joined with the two other riverboats affected by the law, Harrah's Joliet and the Grand Victoria Casino in Elgin (collectively, the "Four Casinos"), and filed suit in the Circuit Court of the Twelfth Judicial District in Will County, Illinois (the "Court"), asking the Court to declare the law unconstitutional. Hollywood Casino Joliet and Hollywood Casino Aurora began paying the 3% surcharge into a protest fund which accrued interest during the pendency of the lawsuit. In two orders dated March 29, 2007 and April 20, 2007, the Court declared the law unconstitutional under the Uniformity Clause of the Illinois Constitution and enjoined the collection of this surcharge. The State of Illinois requested, and was granted, a stay of this ruling. As a result, Hollywood Casino Joliet and Hollywood Casino Aurora continued paying the 3% surcharge into the protest fund until May 25, 2008, when the 3% surcharge expired. The State of Illinois appealed the ruling to the Illinois Supreme Court. On June 5, 2008, the Illinois Supreme Court reversed the trial court's ruling and issued a decision upholding the constitutionality of the 3% surcharge. On January 21, 2009, the Four Casinos filed a petition for certiorari, requesting the U.S. Supreme Court to hear the case. Seven amicus curiae briefs supporting the plaintiffs' request were also filed. On June 8, 2009, the U.S. Supreme Court decided not to hear the case. On June 10, 2009, the Four Casinos filed a petition with the Court to open the judgment based on new evidence that came to light during the investigation of former Illinois Governor Rod Blagojevich that the 2006 law was procured by corruption. On August 17, 2009, the Court dismissed the Four Casinos' petition to reopen the case, and the Four Casinos decided not to pursue an appeal of the dismissal.

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

        On June 12, 2009, the Four Casinos filed a lawsuit in Illinois Federal Court naming former Illinois Governor Rod Blagojevich, his campaign fund, racetrack owner John Johnston, and his two racetracks as defendants alleging a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c),(d) ("RICO"), based on an illegal scheme to secure the enactment of the 3% surcharge legislation in exchange for the payment of money by Johnston and entities controlled by him. The Four Casinos sought to impose a constructive trust over all funds paid under the surcharge, and therefore all of the Illinois racetracks were named as parties to the lawsuit. The defendants in the RICO case filed motions to dismiss. On December 7, 2009, the district court denied the motions to dismiss the RICO count, but it granted the motion to dismiss the constructive trust count, stating that it did not have jurisdiction in this case to impose the constructive trust. The Four Casinos appealed this dismissal to the Seventh Circuit Court of Appeals, which affirmed the dismissal in an en banc opinion. The Illinois racetracks are now free to use the monies that they received from the 3% surcharge. Since the passing of House Bill 1918 into law, Hollywood Casino Joliet and Hollywood Casino Aurora have recognized approximately $55.2 million in expense as a result of the 3% surcharge, including $5.5 million during the year ended December 31, 2011. The 3% surcharge is included in gaming expense within the consolidated statements of operations.

        On July 16, 2008, the Company was served with a purported class action lawsuit brought by plaintiffs seeking to represent a class of shareholders who purchased shares of the Company's Common Stock between March 20, 2008 and July 2, 2008. The lawsuit alleges that the Company's disclosure practices relative to the proposed transaction with Fortress Investment Group LLC ("Fortress") and Centerbridge Partners, L.P. ("Centerbridge") and the eventual termination of that transaction were misleading and deficient in violation of the Securities Exchange Act of 1934. The complaint, which seeks class certification and unspecified damages, was filed in federal court in Maryland. The complaint was amended, among other things, to add three new named plaintiffs and to name Peter M. Carlino, Chairman and Chief Executive Officer, and William J. Clifford, Senior Vice President and Chief Financial Officer, as additional defendants. The Company filed a motion to dismiss the complaint in November 2008, and the court granted the motion and dismissed the complaint with prejudice. The plaintiffs filed a motion for reconsideration, which was denied on October 21, 2009. The plaintiffs subsequently appealed the dismissal to the Fourth Circuit Court of Appeals and an oral argument was heard on October 26, 2010. On March 14, 2011, the Fourth Circuit Court of Appeals affirmed the decision of the lower court. The plaintiffs have requested the U.S. Supreme Court to consider an appeal of the decision. In October 2011, the U.S. Supreme Court denied the application for an appeal.

        On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the "County") filed suit against Kansas Penn Gaming, LLC ("KPG," a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and currently seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee (which is included in current assets) paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied. Following discovery, both parties have filed dispositive motions.

        On September 23, 2008, KPG filed an action against HV Properties of Kansas, LLC ("HV") in the U.S. District Court for the District of Kansas seeking a declaratory judgment from the U.S. District Court finding that KPG has no further obligations to HV under a Real Estate Sale Contract (the "Contract") that KPG and HV entered into on September 6, 2007, and that KPG properly terminated this Contract under the terms of the Repurchase Agreement entered into between the parties effective September 28, 2007. HV filed a counterclaim claiming KPG breached the Contract, and seeks $37.5 million in damages. On October 7, 2008, HV filed suit against the Company claiming the Company is liable to HV for KPG's alleged breach based on a Guaranty Agreement signed by the Company. Both cases were consolidated. Following extensive discovery and briefings, on July 23, 2010, the court granted KPG's motion for summary judgment and dismissed HV's claim. KPG filed a motion requesting reimbursement of the attorneys' fees and costs incurred in litigating this case pursuant to the terms of the Contract and was awarded approximately $0.9 million. HV has appealed both rulings of the district court. In December 2011, the Tenth Circuit Court of Appeals affirmed the district courts' rulings.

        On March 11, 2011, CD Gaming Ventures, LLC ("CD Gaming"), a wholly-owned subsidiary of the Company and developer of the Columbus casino, filed suit in U.S. District Court against the City of Columbus (the "City"), Columbus officials, Franklin County and County officials. The lawsuit alleged that the City, Franklin County and various city and county officials violated the Company's rights under the U.S. and Ohio Constitutions, principally by removing preexisting sewer and water service in an effort to force annexation of the constitutionally-authorized casino site into the City. CD Gaming asked the court for an injunction preventing the City and the county from denying water and sewer service to the casino site and also sought monetary damages. On May 24, 2011, the City and CD Gaming announced they had reached a contingent agreement, subject to final documentation, that would result in the annexation of the casino site into the City in exchange for water and sewer service and other considerations. The agreement was conditioned, among other things, on the sale of real estate previously purchased by the Company in downtown Columbus for $11 million and an acceptable settlement agreement with certain affiliates of the Columbus Dispatch. A sale agreement for the real estate in downtown Columbus closed on August 23, 2011 and a release and settlement agreement has been finalized with certain affiliates of the Columbus Dispatch.

Operating Lease Commitments

        The Company is liable under numerous operating leases for assets including an airplane, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $28.9 million, $30.5 million, and $31.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The leases for land consist of annual base lease rent payments plus, in some instances, a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases.

        The Company has an operating lease with the City of Bangor which covers the permanent facility that opened on July 1, 2008. Under the lease agreement, there is a fixed rent provision, as well as a revenue-sharing provision, which is equal to 3% of gross slot revenue. The final term of the lease, which commenced with the opening of the permanent facility, is for an initial term of fifteen years, with three ten-year renewal options.

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

        The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2011 are as follows (in thousands):

Year ending December 31,
2012	$6,451
2013	5,156
2014	3,743
2015	2,370
2016	1,973
Thereafter	31,677

Total	$51,370

Capital Expenditure Commitments

        The Company's current construction program for 2012 calls for capital expenditures of approximately $452.4 million (including licensing fees), of which the Company was contractually committed to spend approximately $205.0 million at December 31, 2011.

Employee Benefit Plans

        The Company maintains a profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the profit-sharing plan for the years ended December 31, 2011, 2010 and 2009 were $3.7 million, $3.5 million, and $3.6 million, respectively.

        The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at Hollywood Casino at Charles Town Races. Hollywood Casino at Charles Town Races makes annual contributions to this plan for the eligible union employees and to the Penn National Gaming, Inc. 401(k) Plan for the eligible non-union employees for an amount equal to the amount accrued for retirement expense, which is calculated as 0.25% of the daily mutual handle, 1.0% of net video lottery revenue up to a base and, after the base is met, it reverts to 0.5% and 0.84% of table and poker revenue, respectively. The contributions for the two plans at Hollywood Casino at Charles Town Races for the years ended December 31, 2011, 2010 and 2009 were $3.8 million, $3.1 million, and $2.7 million, respectively.

        The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2011, 2010 and 2009 were $2.3 million, $1.8 million, and $1.5 million, respectively. The Company's deferred compensation liability, which was included in other current liabilities within the consolidated balance sheets, was $41.2 million and $37.6 million at December 31, 2011 and 2010, respectively.

Labor Agreements

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

        At Hollywood Casino at Charles Town Races, the Company has an agreement with the Charles Town Horsemen expiring on December 31, 2012, and an agreement with the breeders that expires on June 30, 2012. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been informally extended on a month-to-month basis while negotiations are in process.

        The Company's agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course expired on September 30, 2011 has been extended through February 29, 2012 pending continuing negotiations. The Company has a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expired on December 31, 2011 and will likely be extended pending negotiations. The Company also has an agreement in place with Local 137 of the Sports Arena Employees with respect to pari-mutuel clerks and admission personnel at the Company's OTWs, which expires on August 31, 2013.

        The Company's agreement with the Maine Harness Horsemen Association at Bangor Raceway expired on December 31, 2011. Although not required to have an agreement in place, the Company is in the process of negotiating a new agreement prior to the commencement of live racing which is expected to occur in May 2012.

        The Company's agreement with the Ohio Harness Horsemen Association at Raceway Park expires on November 30, 2012. In connection with the acquisition of Beulah Park, the Company has assumed the agreement with the Ohio Horsemen's Protective and Benevolent Association, which expires on November 30, 2012. Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association and Maryland Standardbred Breeder's Association as of July 5, 2011. Both of these agreements expire on December 31, 2022.

        Across certain of the Company's properties, the Seafarers Entertainment and Allied Trade Union represents approximately 1,860 of the Company's employees under agreements that expire at various times between June 2012 and November 2020. At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union ("UNITE/HERE") Local 1 represents approximately 280 employees under a collective bargaining agreement which expires on March 31, 2015. In addition, at some of the Company's properties, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO, the Security Police and Fire Professionals of America, the International Brotherhood of Electronic Workers, the UNITE/HERE Local 10, the Local No. 27 United Food and Commercial Workers, and the United Industrial, Service, Transportation, Professional and Government Workers of North America represent certain of the Company's employees under collective bargaining agreements that expire at various times between May 2012 and February 2020. None of these particular unions represent more than 50 of the Company's employees.

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

        The components of the Company's deferred tax assets and liabilities are as follows:

Year ended December 31,	2011	2010
	(in thousands)
Deferred tax assets:
Stock-based compensation expense	$37,752	$31,836
Accrued expenses	53,050	40,355
Deferred tax assets resulting from unrecognized tax benefits	12,231	10,371
State net operating losses	6,165	6,978
Accumulated other comprehensive loss	59	5,238

Gross deferred tax assets	109,257	94,778
Less valuation allowance	(3,160)	(3,166)

Net deferred tax assets	106,097	91,612

Deferred tax liabilities:
Property, plant and equipment	(123,525)	(105,751)
Intangibles	(117,842)	(95,227)

Net deferred tax liabilities	(241,367)	(200,978)

Net:	$(135,270)	$(109,366)

Reflected on consolidated balance sheets:
Current deferred tax assets, net	$32,306	$25,206
Noncurrent deferred tax liabilities, net	(167,576)	(134,572)

Net deferred taxes	$(135,270)	$(109,366)

        For income tax reporting, the Company has gross state net operating loss carryforwards aggregating approximately $143.9 million available to reduce future state income taxes, primarily for the Commonwealth of Pennsylvania and the States of Mississippi, Colorado and Maryland as of December 31, 2011. The tax benefit associated with these net operating loss carryforwards is approximately $6.2 million. Due to state tax statutes on annual net operating loss utilization limits, the availability of gaming tax credits and income and loss projections in the applicable jurisdictions, a $3.2 million valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all the carryforwards will expire at various dates from December 31, 2012 to December 31, 2030.

        In addition, certain subsidiaries have accumulated gross state net operating loss carryforwards aggregating approximately $857.1 million for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits as of December 31, 2011 attributable to these net operating losses was approximately $54.1 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of December 31, 2011. In the event of any benefit from realization of these net operating losses, $8.9 million would be treated as an increase to equity, and the remainder would be treated as a reduction of tax expense. If not used, substantially all the carryforwards will expire at various dates from December 31, 2012 to December 31, 2030.

        The provision/(benefit) for income taxes charged to operations for the years ended December 31, 2011, 2010 and 2009 was as follows:

Year ended December 31,	2011	2010	2009
	(in thousands)
Current tax expense
Federal	$106,982	$55,008	$65,941
State	23,392	11,630	20,232
Foreign	(5,053)	1,744	(233)

Total current	125,321	68,382	85,940

Deferred tax (benefit) expense
Federal	24,893	(4,996)	(112,072)
State	(3,333)	2,792	(34,336)

Total deferred	21,560	(2,204)	(146,408)

Total provision/(benefit)	$146,881	$66,178	$(60,468)

        The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2011, 2010 and 2009:

Year ended December 31,	2011	2010	2009
Percent of pretax income
Federal taxes	35.0%	35.0%	35.0%
State and local income taxes	3.4%	197.1%	3.3%
Permanent differences	2.2%	1263.1%	(20.5)%
Foreign	(1.6)%	16.1%	0.4%
Other miscellaneous items	(1.3)%	(46.5)%	0.2%

	37.7%	1464.8%	18.4%

Year ended December 31,	2011	2010	2009
	(in thousands)
Amount based upon pretax income
Federal taxes	$136,205	$1,581	$(114,758)
State and local income taxes	13,398	8,905	(10,671)
Permanent differences	8,405	57,058	67,166
Foreign	(6,223)	729	(1,291)
Other miscellaneous items	(4,904)	(2,095)	(914)

	$146,881	$66,178	$(60,468)

        A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at December 31, 2009	$46,702
Additions based on current year positions	5,712
Reductions based on prior year positions	(1,749)
Decreases due to settlements and/or reduction in liabilities	(16,436)
Currency translation adjustments	2,617

Balance at December 31, 2010	36,846
Additions based on current year positions	4,309
Additions based on prior year positions	3,178
Decreases due to settlements and/or reduction in liabilities	(10,422)
Currency translation adjustments	(39)

Balance at December 31, 2011	$33,872

        During the year ended December 31, 2011, the Company recorded $4.1 million of tax reserves and $0.2 million of accrued interest related to current year uncertain tax positions. In regards to prior year tax positions, the Company recorded $3.2 million of tax reserves and accrued interest and reversed $6.7 million and $3.7 million of previously recorded tax reserves and accrued interest, respectively, for uncertain tax positions that have settled and/or closed. Out of the $10.4 million of current year tax reverses and accrued interest reversals, $7.3 million related to foreign tax positions and $2.3 million was a reclassification against income taxes payable. The Company recorded $1.9 million of a federal deferred tax benefit in the current year associated with its uncertain tax positions. Overall, the Company recorded a net tax benefit of $2.5 million in connection with its uncertain tax positions as of December 31, 2011.

        Included in the liability for unrecognized tax benefits at December 31, 2011 and 2010 were $21.5 million and $32.9 million, respectively, of tax positions that, if reversed, would affect the effective tax rate.

        Included in the liability for unrecognized tax benefits at December 31, 2011 and 2010 were ($39) thousand and $2.6 million, respectively, of currency translation adjustments for foreign currency tax positions.

        The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the consolidated balance sheets. The Company will continue to classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of operations.

        During the years ended December 31, 2011 and 2010, the Company recognized approximately $0.3 million and $1.0 million, respectively, of interest and penalties, net of deferred taxes. In addition, due to the filing of amended income tax returns, settlements and/or reductions in previously recorded liabilities, the Company had reductions in previously accrued interest and penalties of $2.3 million, net of deferred taxes. These accruals are included in income taxes and prepaid expenses within the consolidated balance sheet at December 31, 2011 and 2010, respectively.

        The Company is currently in various stages of the examination process in connection with our open audits. Generally, it is difficult to determine when these examinations will be closed, but the

Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months.

        As of December 31, 2011, the Company is subject to U.S. federal income tax examinations for the tax years 2008, 2009, and 2010. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

        At December 31, 2010, prepaid expenses within the consolidated balance sheet included prepaid income taxes of $42.4 million.

14.   Shareholders' Equity

Repurchase of Common Stock

        On June 9, 2010, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's Common Stock effective immediately and continuing until the Annual Meeting of Shareholders in 2011, unless otherwise extended or shortened by the Board of Directors. On June 9, 2011, the Board of Directors authorized the extension of the repurchase program previously authorized by the Board of Directors on June 9, 2010 which provided for the purchase of up to $300 million of the Company's Common Stock. The current authorization extends the repurchase program until the Annual Meeting of Shareholders in 2012, unless otherwise extended or shortened by the Board of Directors.

        During the year ended December 31, 2011, the Company repurchased 2,981,406 shares of its Common Stock in open market transactions for approximately $105.2 million at an average price of $35.29 per share. During the year ended December 31, 2010, the Company repurchased 1,526,400 shares of its Common Stock in open market transactions for approximately $35.9 million at an average price of $23.49 per share. The Company did not repurchase any shares of its Common Stock in 2009.

Issuance of the $1.25 billion, Zero Coupon Preferred Equity Investment

        On June 15, 2007, the Company announced that it had entered into a merger agreement that, at the effective time of the transactions contemplated thereby, would have resulted in the Company's shareholders receiving $67.00 per share. Specifically, the Company, PNG Acquisition Company Inc. ("Parent") and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent ("Merger Sub"), announced that they had entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the "Merger Agreement"), that provided, among other things, for Merger Sub to be merged with and into the Company, as a result of which the Company would have continued as the surviving corporation and would have become a wholly-owned subsidiary of Parent. Parent is indirectly owned by certain funds managed by affiliates of Fortress and Centerbridge.

        On July 3, 2008, the Company entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, the Company agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee and a $1.25 billion, zero coupon, preferred equity investment (the "Investment"). On October 30, 2008, the Company closed the sale of the Investment and issued 12,500 shares of the Preferred Stock. During the year ended December 31, 2010, the Company repurchased 225 shares of Preferred Stock for $11.2 million.

        The Investment is generally non-voting, but possesses voting rights with respect to certain extraordinary events. The Investment is entitled to vote with the Common Stock on an as-converted basis with respect to any change-in-control or other significant transaction if the consideration to be paid to shareholders is less than $45 per share (which amount is subject to adjustment in certain circumstances). In addition, the approval of holders of a majority of the Investment shares is required to authorize (i) special dividends to security holders of the Company; (ii) issuance by the Company of equity securities senior to or on a parity with the Investment; (iii) stock repurchases, including but not limited to, by means of a tender offer which is funded by an asset sale outside the ordinary course (other than repurchases in the open market and repurchases by tender offer at not greater than a 20% premium); and (iv) certain other amendments to the terms of the Investment. At December 31, 2011, the Investment had an aggregate liquidation preference equal to $1.23 billion, the aggregate purchase price paid for the Investment shares (the "Purchase Price"), subject to certain adjustments. In addition, the Investment terms provide that the Investment participates in any dividends paid on the Common Stock. To the extent that the Company pays a special dividend, such special dividend will reduce the amount to be paid to the holders of the Investment upon a liquidation or redemption.

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

        The redemption price to be paid to the holders of the Investment on June 30, 2015 is equal to the Purchase Price, subject to increase or decrease in the event that the average trading price of the Common Stock (measured over the 20 consecutive trading days prior to May 26, 2015) is greater than $67 per share or less than $45 per share, respectively. There is no coupon payable with respect to the Investment. The Company shall redeem all of the Investment for cash, provided the Company may elect on or prior to June 1, 2015 to pay all or part of the redemption price in shares of the Common Stock. At December 31, 2011, the redemption price was $1.04 billion (27.3 million shares of Common Stock if the Company elected to redeem through the issuance of Common Stock).

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

        The Investor Rights Agreement also provides that until Fortress and its affiliates own less than two-thirds of the shares of the Investment issued to them on October 30, 2008, Fortress and the Company must take all action in their power to appoint one designee of the purchasers (the "Purchaser Designee") as a Class II director on the Board of Directors and to use all commercially reasonable efforts to cause the election of the Purchaser Designee at every meeting thereafter at which a Class II director is to be elected. The initial Purchaser Designee is Wesley R. Edens. Mr. Edens is the founding principal and Co-Chairman of the Board of Directors of Fortress.

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

16.   Stock-Based Compensation

        On April 16, 2003, the Company's Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the "2003 Plan"). On May 22, 2003, the Company's shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permitted the grant of options to purchase Common Stock and other market-based and performance-based awards. Up to 12,000,000 shares of Common Stock were available for awards under the 2003 Plan. The 2003 Plan provided for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the Common Stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the Common Stock on the date an option is granted for nonqualified stock options. This plan will remain in place until it terminates in 2013. However the shares which remained available for issuance under such plan as of November 12, 2008 are no longer available for issuance and all future equity awards will be pursuant to the 2008 Long Term Incentive Compensation Plan (the "2008 Plan") described below.

        On August 20, 2008, the Company's Board of Directors adopted and approved the 2008 Plan. On November 12, 2008, the Company's shareholders approved the 2008 Plan. The 2008 Plan permits the

Company to issue stock options (incentive and/or non-qualified), stock appreciation rights, restricted stock, phantom stock units and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. On June 9, 2011, the Company's shareholders approved an amendment to the 2008 Plan to increase the aggregate number of shares of Common Stock that may be issued by 2,350,000 to 9,250,000. Awards of stock options and stock appreciation rights will be counted against the 9,250,000 limit as one share of Common Stock for each share granted. However, each share awarded in the form of restricted stock, or any other full value stock award, will be counted as issuing 2.44 shares of Common Stock for purposes of determining the number of shares available for issuance under the plan. Any awards that are not settled in shares of Common Stock shall not count against this limit. At December 31, 2011, there were 2,929,655 options available for future grants under the 2008 Plan.

        Stock options that expire between January 6, 2012 and October 11, 2018 have been granted to officers, directors and employees to purchase Common Stock at prices ranging from $7.95 to $61.82 per share. All options were granted at the fair market value of the Common Stock on the date the options were granted. The Company issues new authorized common shares to satisfy stock option exercises as well as restricted stock lapses.

        The following table contains information on stock options issued under the plans for the three-year period ended December 31, 2011:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2008	8,804,578	$28.27	6.30	$17,677
Granted	1,849,375	22.32
Exercised	(491,078)	11.06
Canceled	(196,750)	32.27

Outstanding at December 31, 2009	9,966,125	$27.83	5.67	$33,038
Granted	1,868,500	27.19
Exercised	(823,056)	13.96
Canceled	(177,125)	28.84

Outstanding at December 31, 2010	10,834,444	$28.75	5.16	$76,807
Granted	1,631,000	35.47
Exercised	(695,915)	24.02
Canceled	(161,500)	26.96

Outstanding at December 31, 2011	11,608,029	$30.00	4.53	$100,337

        Included in the above are Common Stock options that were issued in 2003 to the Company's Chairman outside of the Company's stock option plans. These options were issued at $7.95 per share, and are exercisable through February 6, 2013. At December 31, 2011, 2010 and 2009, the number of these Common Stock options that were outstanding was 23,750.

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 were $16.68, $12.92, and $8.91, respectively.

Exercisable at December 31,	Number of Option Shares	Weighted-Average Exercise Price
2011	7,490,154	$30.26
2010	6,586,882	29.85
2009	5,872,151	27.41

        The aggregate intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $9.5 million, $15.1 million, and $8.4 million, respectively.

        At December 31, 2011, there were 7,490,154 shares that were exercisable, with a weighted-average exercise price of $30.26, a weighted-average remaining contractual term of 4.08 years, and an aggregate intrinsic value of $64.7 million.

        The following table summarizes information about stock options outstanding at December 31, 2011:

	Exercise Price Range			Total
	$7.95 to $29.22	$29.34 to $35.15	$35.75 to $61.82	$7.95 to $61.82
Outstanding options
Number outstanding	5,559,390	4,484,390	1,564,249	11,608,029
Weighted-average remaining contractual life (years)	3.75	5.30	5.13	4.53
Weighted-average exercise price	$24.66	$32.63	$41.48	$30.00
Exercisable options
Number outstanding	3,457,765	2,628,140	1,404,249	7,490,154
Weighted-average exercise price	$24.48	$31.68	$41.82	$30.26

        The following table contains information on restricted stock awards issued under the plans for the three-year period ended December 31, 2011:

Number of Award Shares
Outstanding at December 31, 2008	380,000
Awarded	332,690
Released	(160,000)
Canceled	—

Outstanding at December 31, 2009	552,690
Awarded	165,110
Released	(203,734)
Canceled	(20,000)

Outstanding at December 31, 2010	494,066
Awarded	97,005
Released	(234,772)
Canceled	(1,010)

Outstanding at December 31, 2011	355,289

        Compensation costs related to stock-based compensation for the years ended December 31, 2011, 2010 and 2009 totaled $24.7 million pre-tax ($17.8 million after-tax), $26.0 million pre-tax ($19.1 million after-tax) and $28.4 million pre-tax ($20.9 million after-tax), respectively, and are included within the consolidated statements of operations under general and administrative expense.

        At December 31, 2011 and 2010, the total compensation cost related to nonvested awards not yet recognized equaled $40.1 million and $37.2 million, respectively, including $34.2 million and $30.1 million for stock options, respectively, and $5.9 million and $7.1 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

        Beginning in the fourth quarter of 2010, the Company issued cash-settled phantom stock unit awards, which vest over a period up to five years. Cash-settled phantom stock unit awards entitle employees and directors to receive cash based on the fair value of the Company's Common Stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30 "Compensation—Stock Compensation, Awards Classified as Liabilities." As of December 31, 2011, there was $5.9 million of total unrecognized compensation cost that will be recognized over the grants remaining vesting period. For the years ended December 31, 2011 and 2010, the Company recognized $2.1 million and $0.4 million, respectively, of compensation expense associated with these awards.

        Additionally starting in 2011, the Company issued stock appreciation rights to certain employees, which vest over a period of four years. The Company's stock appreciation rights are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed previously. As of December 31, 2011, there was $5.2 million of total unrecognized compensation cost that will be recognized over the awards remaining weighted average vesting period. For the year ended December 31, 2011, the Company recognized $1.4 million of compensation expense associated with these awards.

17.   Segment Information

        The following tables present certain information with respect to the Company's segments. Intersegment revenues between the Company's segments were not material in any of the periods presented below.

	Midwest(1)(2)	East/West(3)	Southern Plains	Other(4)	Total
	(in thousands)
Year ended December 31, 2011
Net revenues	$826,436	$1,290,732	$590,709	$34,380	$2,742,257
Income (loss) from operations	211,356	263,423	137,580	(112,778)	499,581
Depreciation and amortization	62,844	85,723	53,764	9,145	211,476
(Loss) gain from unconsolidated affiliates	—	—	(4,834)	12,198	7,364
Capital expenditures	206,081	51,701	25,488	9,811	293,081
Year ended December 31, 2010
Net revenues	825,847	997,262	602,257	33,745	2,459,111
(Loss) income from operations	(39,514)	181,175	125,318	(113,753)	153,226
Depreciation and amortization	64,402	79,244	59,777	8,964	212,387
Loss from unconsolidated affiliates	—	—	(2,242)	(23,732)	(25,974)
Impairment losses	220,236	—	—	4,473	224,709
Capital expenditures	198,282	118,398	41,215	5,060	362,955
Year ended December 31, 2009
Net revenues	806,866	896,941	632,543	32,925	2,369,275
(Loss) income from operations	(346,260)	137,418	136,164	(121,920)	(194,598)
Depreciation and amortization	49,007	78,896	57,676	8,857	194,436
Loss from unconsolidated affiliates	—	—	(295)	(826)	(1,121)
Impairment losses	532,377	—	—	—	532,377
Capital expenditures	195,648	59,566	31,451	2,886	289,551
Balance sheet at December 31, 2011
Total assets	1,897,164	1,265,438	1,034,506	409,238	4,606,346
Investment in and advances to unconsolidated affiliates	—	110	107,204	66,802	174,116
Goodwill and other intangible assets, net	925,822	226,234	394,018	55,878	1,601,952
Balance sheet at December 31, 2010
Total assets	1,730,760	1,279,200	997,748	455,171	4,462,879
Investment in and advances to unconsolidated affiliates	—	120	41,028	22,972	64,120
Goodwill and other intangible assets, net	923,414	226,450	394,018	57,026	1,600,908

(1)
As a result of decreased earning projections resulting from an anticipated increase in competition from the scheduled opening of a casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, the Company recorded a pre-tax goodwill impairment charge during the year ended December 31, 2010 of $144.6 million ($144.6 million, net of taxes) at Hollywood Casino Aurora and $44.2 million ($28.4 million, net of taxes) at Hollywood Casino Joliet, respectively. In addition, in conjunction with the voters determining that the Company's casino in Columbus, Ohio will be located at the site of the former Delphi Automotive plant along Columbus's West Side, rather than the original site in the Arena District, the Company recorded a pre-tax impairment charge of $31.3 million ($20.1 million, net of taxes) during the year December 31, 2010 for the parcel of land that the Company purchased in Columbus's Arena District.

(2)
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

(3)
Net revenue and income from operations for the East/West segment increased by $293.5 million and $82.2 million, respectively, for the year ended December 31, 2011, as compared to the corresponding period in the prior year, primarily due to the acquisition of the M Resort on June 1, 2011, as well as the opening of Hollywood Casino Perryville on September 27, 2010. The East/West segment also experienced an increase in net revenue and income from operations for the years ended December 31, 2011 and 2010 from the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course.

(4)
(Loss) gain from unconsolidated affiliates for Other for the year ended December 31, 2011 included a gain of $20.2 million on the sale of the Company's joint venture interest in the Maryland Jockey Club in July 2011, whereas results for the year ended December 31, 2010 included the Company's share of losses in the Maryland Jockey Club, which included a $14.4 million charge for the Company's share of a goodwill impairment write-down recorded by the Maryland Jockey Club during the fourth quarter of 2010 as a result of a negative outcome related to a zoning referendum.

18.   Summarized Quarterly Data (Unaudited)

        The following table summarizes the quarterly results of operations for the years ended December 31, 2011 and 2010:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2011
Net revenues	$667,023	$687,879	$710,905	$676,450
Income from operations	122,735	140,592	130,335	105,919
Net income	51,528	75,989	70,803	44,031
Earnings per common share:
Basic earnings per common share	0.53	0.79	0.73	0.46
Diluted earnings per common share	0.48	0.71	0.66	0.41
2010
Net revenues	$592,323	$598,311	$638,256	$630,221
Income (loss) from operations	92,351	51,711	110,462	(101,298)
Net income (loss) including noncontrolling interests	36,155	6,972	48,345	(153,132)
Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	36,164	9,156	48,345	(153,132)
Earnings (loss) per common share attributable to the shareholders of Penn National Gaming, Inc. and shareholders:
Basic earnings (loss) per common share	0.37	0.09	0.51	(1.97)
Diluted earnings (loss) per common share	0.34	0.09	0.46	(1.97)

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

19.   Related Party Transactions

        The Company currently leases 45,917 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of its Chairman and Chief Executive Officer. Rent expense for the years ended December 31, 2011, 2010 and 2009 amounted to $0.9 million, $0.9 million, and $0.9 million, respectively. The leases for the office space expire in March 2012, May 2012 and May 2013, and the lease for the warehouse space expires in July 2013. The future minimum lease commitments relating to these leases at December 31, 2011 equaled $0.6 million.

20.   Subsidiary Guarantors

        Under the terms of the $2.15 billion senior secured credit facility, all of Penn's subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets, excluding intercompany balances, of $202.6 million (approximately 4.4% of total assets at December 31, 2011). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn's subsidiaries under the terms of the $2.15 billion senior secured credit facility are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the year ended December 31, 2011. There are no significant restrictions within the $2.15 billion senior secured credit facility on the Company's ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn's ability to obtain funds from its subsidiaries.

        With regard to the $2.15 billion senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of operations and condensed consolidating statements of cash flows at, and for the year ended December 31, 2011, as Penn had no significant independent assets and no independent operations at, and for the year ended December 31, 2011, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

        The Company's $325 million 8 3/4 senior subordinated notes are not guaranteed by the Company's subsidiaries.

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

        The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at December 31, 2011 and 2010 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011 Total
Assets:
Investment in corporate debt securities	Other assets	$—	$6,790	$—	$6,790

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010 Total
Assets:
Investment in corporate debt securities	Other assets	$5,828	$—	$—	$5,828
Liabilities:
Interest rate swap contracts	Accrued interest	—	16,746	—	16,746

        The valuation technique used to measure the fair value of the investment in corporate debt securities and interest rate swap contracts was the market approach. See Note 3 for a description of the inputs used in calculating the fair value measurements of investment in corporate debt securities and interest rate swap contracts. Although the Company determined that the majority of the inputs used to value its interest rate swap contracts fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap contracts and determined that the credit valuation adjustments were not significant to the overall valuation. As a result, the Company determined that its interest rate swap contracts were classified in Level 2 of the fair value hierarchy. The Company did not have any outstanding interest rate swap contracts as of December 31, 2011.

        At December 31, 2011, the Company's investment in corporate debt securities was transferred from Level 1 to Level 2 due to a lack of trading in the security in the fourth quarter of 2011.

        There were no significant long-lived assets measured at fair value on a nonrecurring basis during the year ended December 31, 2011. The amounts below represent the assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2010 (in thousands):

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

        In addition, in conjunction with the voters determining that the Company's casino in Columbus, Ohio will be located at the site of the former Delphi Automotive plant along Columbus's West Side, the Company recorded a pre-tax impairment charge of $31.3 million for the year ended December 31, 2010 for the parcel of land that the Company purchased in Columbus's Arena District, as the asset was reclassified as held for sale in 2010. This land was sold in August 2011, which did not have a significant impact on the Company's consolidated statement of operations. For the year ended December 31, 2010, the Company recorded a $0.2 million charge on the replaced vessel at Hollywood Casino Lawrenceburg.

        The valuation technique used to measure the fair value of goodwill, indefinite-life intangible assets and long-lived assets was the market approach. For the land held for sale in Columbus, Ohio, the Company engaged a qualified external real estate appraiser to assist in the valuation, which was based on the sales prices of properties with similar characteristics to the Company's property in the Columbus Arena District. See Note 3 for a description of the inputs and the information used to develop the inputs in calculating the fair value measurements of goodwill, indefinite-life intangible assets and long-lived assets.

22.   Insurance Recoveries and Deductibles

Hollywood Casino Joliet Fire

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

        The Company received $81.2 million in insurance proceeds related to the fire at Hollywood Casino Joliet, with $18.6 million, $42.0 million and $20.6 million received during the years ended December 31, 2011, 2010 and 2009, respectively. As the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet in 2010, the Company recorded a pre-tax gain of $18.5 million and $7.5 million during the years ended December 31, 2011 and 2010, respectively. During the second quarter of 2011, the insurance claim for the fire at Hollywood Casino Joliet was settled and no further proceeds will be received.

        During the year ended December 31, 2009, the Company recorded a $6.1 million pre-tax loss for the insurance deductibles for property damage, business interruption and employee lost wages, as well as a write-off of construction fees related to this renovation that were not recoverable under the Company's insurance policies and certain consulting fees.

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

        During the year ended December 31, 2011, the Company recorded a $5.2 million pre-tax loss for the insurance deductibles for property damage and business interruption.

        The $1.1 million insurance receivable within the consolidated balance sheet at December 31, 2011 was limited to the net book value of assets believed to be damaged and other costs incurred as a result of the flood at Hollywood Casino Tunica that are expected to be recovered via the insurance claim. During the year ended December 31, 2011, the Company received $7.0 million in insurance proceeds related to the flood at Hollywood Casino Tunica.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2011, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Penn National Gaming, Inc. and subsidiaries

        We have audited Penn National Gaming, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penn National Gaming, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Penn National Gaming, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Philadelphia, Pennsylvania February 24, 2012

ITEM 9B. OTHER INFORMATION

        None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2012 Annual Meeting of Shareholders (the "2012 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information called for in this item is hereby incorporated by reference to the 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information called for in this item is hereby incorporated by reference to the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information called for in this item is hereby incorporated by reference to the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for in this item is hereby incorporated by reference to the 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

Dated: February 24, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012
/s/ WILLIAM J. CLIFFORD William J. Clifford	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	February 24, 2012
/s/ DESIREE A. BURKE Desiree A. Burke	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012
/s/ HAROLD CRAMER Harold Cramer	Director	February 24, 2012
/s/ WESLEY R. EDENS Wesley R. Edens	Director	February 24, 2012
/s/ DAVID A. HANDLER David A. Handler	Director	February 24, 2012
/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	February 24, 2012
/s/ ROBERT P. LEVY Robert P. Levy	Director	February 24, 2012
/s/ SAUL V. REIBSTEIN Saul V. Reibstein	Director	February 24, 2012
/s/ BARBARA Z. SHATTUCK Barbara Z. Shattuck	Director	February 24, 2012

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1(a)	Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-3, File No. 333-63780, dated June 25, 2001).
3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on November 13, 1996. (Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-3, File No. 333-63780, dated June 25, 2001).
3.1(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 23, 2001. (Incorporated by reference to Exhibit 3.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).
3.1(d)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on December 28, 2007. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K, filed on January 2, 2008).
3.1(e)	Statement with Respect to Shares of Series B Redeemable Preferred Stock of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 9, 2008. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on July 9, 2008).
3.2	Second Amended and Restated Bylaws of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K, filed on November 18, 2008).
4.1	Specimen copy of Common Stock Certificate (Incorporated by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.2	Indenture dated as of March 9, 2005 by and among Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed March 15, 2005).
4.2(a)	First Supplemental Indenture dated as of July 5, 2005 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 10.37 to the Company's registration statement on Form S-4, filed July 7, 2005 (File No. 333-125274)).
4.3	Form of Penn National Gaming, Inc. 6 3/4% Senior Subordinated Note due 2015. (Included as Exhibit A to Exhibit 4.2).
4.4	Specimen copy of Series B Redeemable Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
4.5	Investor Rights Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K, filed on July 9, 2008).
4.6	Indenture, dated as of August 14, 2009, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 8 3/4% Senior Subordinated Notes due 2019 (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on August 14, 2009).

Exhibit	Description of Exhibit
4.7	Form of Penn National Gaming, Inc. 8 3/4% Senior Subordinated Notes due 2019 (Included as Exhibit A to Exhibit 4.6)
9.1	Form of Trust Agreement of Peter D. Carlino, Peter M. Carlino, Richard J. Carlino, David E. Carlino, Susan F. Harrington, Anne de Lourdes Irwin, Robert M. Carlino, Stephen P. Carlino and Rosina E. Carlino Gilbert. (Incorporated by reference to the Company's registration statement on Form S-1, File No. 33-77758, dated May 26, 1994).
10.1#	Penn National Gaming, Inc. 1994 Stock Option Plan. (Incorporated by reference to the Company's registration statement on Form S-1, File No. 33-77758, dated May 26, 1994).
10.2#	Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to Appendix A of the Company's Proxy Statement dated April 22, 2003 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended).
10.3#	Employment Agreement dated April 28, 2010 between Penn National Gaming, Inc. and Peter M. Carlino. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on May 4, 2010).
10.4#	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and William Clifford. (Incorporated by reference to Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.4(a)#	First Amendment to Employment Agreement dated June 10, 2011 between Penn National Gaming, Inc. and William Clifford. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 15, 2011).
10.5#	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and Jordan B. Savitch. (Incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.5(a)#	First Amendment to Employment Agreement dated June 10, 2011 between Penn National Gaming, Inc. and Jordan B. Savitch. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on June 15, 2011).
10.6#	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and Robert S. Ippolito. (Incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.6(a)#*	First Amendment to Employment Agreement dated June 10, 2011 between Penn National Gaming, Inc. and Robert S. Ippolito.
10.7#	Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and John V. Finamore. (Incorporated by reference to Exhibit 10.35 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.8#	First Amendment to Employment Agreement dated June 16, 2010 between Penn National Gaming, Inc. and John V. Finamore. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 22, 2010).
10.9	Form of Change in Control Payment Acknowledgement and Agreement between Penn National Gaming, Inc. and Certain Executive Officers of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.1 the Company's current report on Form 8-K, filed on January 2, 2008).
10.9(a)	Schedule of executive officers entering into Change in Control Payment Acknowledgement and Agreement. (Incorporated by reference to Exhibit 10.8(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007).
10.10	Consulting Agreement dated August 29, 1994, between Penn National Gaming, Inc. and Peter D. Carlino. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994).

Exhibit	Description of Exhibit
10.11	Amended and Restated Lease dated April 5, 2005 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 8, 2005).
10.12	Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.12(a)	Commencement Agreement, dated May 21, 2002, in connection with Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.12(b)	First Lease Amendment, dated December 4, 2002, to Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.13	Lease dated April 5, 2005 between Wyomissing Professional Center, Inc. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on April 8, 2005).
10.14	Lease dated August 22, 2003 between The Corporate Campus at Spring Ridge 1250, L.P. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.15	Agreement dated April 7, 2006 by and between PNGI Charles Town Gaming Limited Liability Company and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL—CIO. (Incorporated by reference to exhibit 10.1 to the Company's current report on Form 8-K, filed on April 24, 2006).
10.16	Agreement dated February 20, 2009 between PNGI Charles Town Gaming Limited Liability Company and Charles Town HBPA, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.17	Credit Agreement, dated October 3, 2005 by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed October 4, 2005).

Exhibit	Description of Exhibit
10.17(a)	Amendment, dated September 18, 2006, to the Credit Agreement by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on September 21, 2006).
10.17(b)	Second Amendment to Credit Agreement, dated as of September 23, 2009, among Penn National Gaming, Inc., certain of its subsidiaries, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Banc of America Securities LLC and RBS Securities Inc., as co-lead arrangers and co-book running managers, Wells Fargo Bank, National Association and Bank of America, N.A., as syndication agents, the lenders party thereto, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and Collateral Agent under the Credit Agreement (as defined therein), and Wachovia Bank National Association, as L/C Lender under the Credit Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on September 25, 2009).
10.18	Credit Agreement, dated July 14, 2011, by and among the Company; the Subsidiary Guarantors party thereto; the Lenders party thereto; the L/C Lenders party thereto; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Commerz Markets LLC, RBS Securities Inc., and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., Commerzbank AG, New York and Grand Cayman Branches, and UBS Securities LLC as Co-Syndication Agents; Wells Fargo Bank, National Association, as Swingline Lender, Administrative Agent and Collateral Agent; The Royal Bank of Scotland PLC, as Documentation Agent; and U.S. Bank National Association, as Senior Managing Agent. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on July 20, 2011).
10.19#	Penn National Gaming, Inc. Nonqualified Stock Option granted to Peter M. Carlino, dated February 6, 2003. (Incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
10.20	Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company, L.P. dated as of April 13, 1994, as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P., dated as of December 28, 1995 (Incorporated by reference to Argosy Gaming Company's annual report on Form 10-K for the fiscal year ended December 31, 1995).
10.20(a)	Second Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated August 20, 1996. (Incorporated by reference to Exhibit 10.23(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.20(b)	Third Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004. (Incorporated by reference to Exhibit 10.2 of Argosy Gaming Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004).
10.21#	Penn National Gaming, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006).

Exhibit	Description of Exhibit
10.22#	Employment Agreement by and between Penn National Gaming, Inc. and Timothy J. Wilmott dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on January 7, 2009).
10.22(a)#*	Letter Agreement between Penn National Gaming, Inc. and Timothy J. Wilmott dated December 29, 2011.
10.23	Stock Purchase Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on July 9, 2008).
10.24	Termination and Settlement Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., PNG Acquisition Company Inc., PNG Merger Sub Inc., PNG Holdings LLC, FIG PNG Holdings LLC, Fortress Investment Fund V (Fund A) L.P., Fortress Investment Fund V (Fund D) L.P., Fortress Investment Fund V (Fund E) L.P., Fortress Investment Fund V (Fund B) L.P., Fortress Investment Fund V (Fund C) L.P., Fortress Investment Fund V (Fund F) L.P., CB PNG Holdings LLC, Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P., Centerbridge Capital Partners SBS, L.P., DB Investment Partners, Inc., Wachovia Investment Holdings, LLC, Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Wachovia Capital Markets, LLC, Wachovia Bank, National Association and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on July 9, 2008).
10.25#	Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K, filed on June 15, 2011).
10.26	Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.33 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.27	Form of Restricted Stock Award for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.32 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009).
10.28#	Employment Agreement by and between Penn National Gaming, Inc. and Steven T. Snyder dated June 10, 2005. (Incorporated by reference to Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010).
10.29	Registration Rights Agreement, dated as of August 14, 2009, among Penn National Gaming, Inc. and Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Banc of America Securities LLC and RBS Securities Inc., each for itself and on behalf of each of the other initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on August 14, 2009).
10.30	Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC (Incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed on February 19, 2010).
10.31	Development Agreement dated as of September 8, 2009 by and between the Unified Government of Wyandotte County/Kansas City, Kansas and Kansas Entertainment, LLC (Incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed on February 19, 2010).
10.32	Form of Phantom Stock Unit Award for Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.32 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011).

Exhibit	Description of Exhibit
10.33#*	Employment Agreement by and between Penn National Gaming, Inc. and Jay Snowden dated April 11, 2011.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Regulation.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.

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