Form 10-Q
period 2012-03-31
PENN NATIONAL GAMING INC
filed 2012-05-03
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of April 26, 2012
Common Stock, par value $.01 per share	76,553,922 (includes 289,255 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations. Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to receive, or delays in obtaining, the regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, including favorable resolution of any related litigation; our ability to secure state and local permits and approvals necessary for construction; construction factors, including delays, unexpected remediation costs, local opposition and increased cost of labor and materials; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the emergence of new competitors (traditional and internet based); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities and to agree to terms with partners for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the maintenance of agreements with our local partners, horsemen, pari-mutuel clerks and other organized labor groups; the outcome of pending legal proceedings; changes in accounting standards; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$217,451	$238,440
Receivables, net of allowance for doubtful accounts of $3,947 and $4,115 at March 31, 2012 and December 31, 2011, respectively	55,569	55,455
Insurance receivable	—	1,072
Prepaid expenses	36,468	39,801
Deferred income taxes	29,679	32,306
Other current assets	38,039	48,715
Total current assets	377,206	415,789
Property and equipment, net	2,339,781	2,277,200
Other assets
Investment in and advances to unconsolidated affiliates	215,416	174,116
Goodwill	1,179,025	1,180,359
Other intangible assets	421,420	421,593
Debt issuance costs, net of accumulated amortization of $6,418 and $4,860 at March 31, 2012 and December 31, 2011, respectively	31,820	33,310
Other assets	85,295	103,979
Total other assets	1,932,976	1,913,357
Total assets	$4,649,963	$4,606,346

Liabilities
Current liabilities
Current maturities of long-term debt	$44,581	$44,559
Accounts payable	29,447	39,582
Accrued expenses	89,802	113,699
Accrued interest	10,236	17,947
Accrued salaries and wages	63,084	85,285
Gaming, pari-mutuel, property, and other taxes	49,340	49,559
Income taxes	36,646	5,696
Insurance financing	11,681	16,363
Other current liabilities	59,763	53,650
Total current liabilities	394,580	426,340

Long-term liabilities
Long-term debt, net of current maturities	1,986,019	1,998,606
Deferred income taxes	160,956	167,576
Noncurrent tax liabilities	36,237	33,872
Other noncurrent liabilities	7,673	8,321
Total long-term liabilities	2,190,885	2,208,375

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,275 shares issued and outstanding at March 31, 2012 and December 31, 2011)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 76,423,682 and 76,213,126 shares issued at March 31, 2012 and December 31, 2011, respectively)	758	756
Additional paid-in capital	1,399,383	1,385,355
Retained earnings	661,821	583,202
Accumulated other comprehensive income	2,536	2,318
Total shareholders’ equity	2,064,498	1,971,631
Total liabilities and shareholders’ equity	$4,649,963	$4,606,346

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues
Gaming	$656,077	$609,111
Food, beverage and other	112,908	85,289
Management service fee	3,443	3,317
Revenues	772,428	697,717
Less promotional allowances	(36,369)	(30,694)
Net revenues	736,059	667,023

Operating expenses
Gaming	340,169	320,756
Food, beverage and other	87,804	68,592
General and administrative	115,997	103,476
Depreciation and amortization	53,337	53,158
Insurance recoveries, net of deductible charges	(3,863)	(1,694)
Total operating expenses	593,444	544,288
Income from operations	142,615	122,735

Other income (expenses)
Interest expense	(18,043)	(29,026)
Interest income	219	53
Gain (loss) from unconsolidated affiliates	1,685	(2,354)
Other	(1,003)	(1,643)
Total other expenses	(17,142)	(32,970)

Income from operations before income taxes	125,473	89,765
Taxes on income	46,854	38,237
Net income	$78,619	$51,528

Earnings per common share:
Basic earnings per common share	$0.83	$0.53
Diluted earnings per common share	$0.74	$0.48

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$78,619	$51,528
Other comprehensive income, net of tax:
Change in fair value of interest rate swap contracts
Unrealized holding losses arising during the period on effective hedges, net of income tax benefit of $122	—	(218)
Less: Reclassification adjustments for losses included in net income, net of income taxes of $2,306	—	4,128
Change in fair value of interest rate swap contracts, net	—	3,910
Foreign currency translation adjustment during the period	288	375
Unrealized holding (losses) gains on corporate debt securities arising during the period	(70)	332
Other comprehensive income	218	4,617
Comprehensive income	$78,837	$56,145

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2011	12,275	$—	76,213,126	$756	$1,385,355	$583,202	$2,318	$1,971,631
Stock option activity, including tax benefit of $1,479	—	—	214,632	2	12,919	—	—	12,921
Restricted stock activity	—	—	(4,076)	—	1,109	—	—	1,109
Change in fair value of corporate debt securities	—	—	—	—	—	—	(70)	(70)
Foreign currency translation adjustment	—	—	—	—	—	—	288	288
Net income	—	—	—	—	—	78,619	—	78,619
Balance, March 31, 2012	12,275	$—	76,423,682	$758	$1,399,383	$661,821	$2,536	$2,064,498

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Three Months Ended March 31,	2012	2011
Operating activities
Net income	$78,619	$51,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,337	53,158
Amortization of items charged to interest expense	1,649	3,100
Gain on sale of fixed assets	(945)	(35)
(Gain) loss from unconsolidated affiliates	(1,685)	2,354
Deferred income taxes	(3,143)	7,842
Charge for stock-based compensation	7,911	6,225
(Increase) decrease, net of businesses acquired
Accounts receivable	(114)	2,951
Insurance receivable	1,072	—
Prepaid expenses and other current assets	3,459	25,083
Other assets	(2,328)	561
Increase (decrease), net of businesses acquired
Accounts payable	197	1,124
Accrued expenses	(23,897)	(23,431)
Accrued interest	(7,711)	(11,746)
Accrued salaries and wages	(22,201)	(17,403)
Gaming, pari-mutuel, property and other taxes	(219)	(5,206)
Income taxes	31,434	—
Other current and noncurrent liabilities	5,465	5,503
Other noncurrent tax liabilities	1,724	682
Net cash provided by operating activities	122,624	102,290
Investing activities
Expenditures for property and equipment, net of reimbursements	(119,659)	(54,524)
Proceeds from sale of property and equipment	1,283	158
Investment in joint ventures	(39,600)	(10,200)
Decrease in cash in escrow	25,650	—
Acquisitions of businesses and licenses	—	(15,012)
Net cash used in investing activities	(132,326)	(79,578)
Financing activities
Proceeds from exercise of options	4,640	3,321
Proceeds from issuance of long-term debt, net of issuance costs	47,932	30,000
Principal payments on long-term debt	(60,656)	(66,044)
Payments on insurance financing	(4,682)	(3,472)
Tax benefit from stock options exercised	1,479	1,576
Net cash used in financing activities	(11,287)	(34,619)
Net decrease in cash and cash equivalents	(20,989)	(11,907)
Cash and cash equivalents at beginning of year	238,440	246,385
Cash and cash equivalents at end of period	$217,451	$234,478

Supplemental disclosure
Cash paid for interest	$26,888	$38,357
Cash paid for income taxes	$15,353	$1,166

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of March 31, 2012, the Company owns, manages, or has ownership interests in twenty-six facilities in the following nineteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario.

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

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2011 should be read in conjunction with these consolidated financial statements.  The December 31, 2011 financial information has been derived from the Company’s audited consolidated financial statements.

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

The amounts included in promotional allowances for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Rooms	$6,294	$5,211
Food and beverage	27,479	23,228
Other	2,596	2,255
Total promotional allowances	$36,369	$30,694

The estimated cost of providing such complimentary services for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Rooms	$2,356	$2,014
Food and beverage	18,480	17,619
Other	1,522	1,354
Total cost of complimentary services	$22,358	$20,987

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horseraces run at the Company’s racetracks in the period in which wagering occurs. For the three months ended March 31, 2012 and 2011, these expenses, which are recorded primarily within gaming expense in the consolidated statements of income, were $276.9 million and $264.1 million, respectively.

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

At March 31, 2012, the Company had outstanding 12,275 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three months ended March 31, 2012 and 2011 under the two-class method:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Net income	$78,619	$51,528
Net income applicable to preferred stock	15,272	9,785
Net income applicable to common stock	$63,347	$41,743

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	75,994	78,162
Assumed conversion of dilutive employee stock-based awards	2,360	1,479
Assumed conversion of preferred stock	27,278	27,278
Diluted weighted-average common shares outstanding	105,632	106,919

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

Options to purchase 3,122,903 shares and 3,734,446 shares were outstanding during the three months ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)

Calculation of basic EPS:
Net income applicable to common stock	$63,347	$41,743
Weighted-average common shares outstanding	75,994	78,162
Basic EPS	$0.83	$0.53

Calculation of diluted EPS:
Net income	$78,619	$51,528
Diluted weighted-average common shares outstanding	105,632	106,919
Diluted EPS	$0.74	$0.48

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Stock based compensation expense for the three months ended March 31, 2012 and 2011, was $7.9 million and $6.2 million, respectively.  This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.82 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at March 31, 2012 and 2011:

Three Months Ended March 31,	2012	2011

Risk-free interest rate	1.04%	2.27%
Expected volatility	47.60%	48.02%
Dividend yield	—	—
Weighted-average expected life (years)	5.82	5.73
Forfeiture rate	5.00%	5.00%

Beginning in the fourth quarter of 2010, the Company issued cash-settled phantom stock unit awards, which vest over a period of five years.  Cash-settled phantom stock unit awards entitle employees and directors to receive cash based on the fair value of the Company’s Common Stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30 “Compensation—Stock Compensation, Awards Classified as Liabilities.” As of March 31, 2012, there was $14.6 million of total unrecognized compensation cost that will be recognized over the grants remaining weighted average vesting period of 3.6 years. For the three months ended March 31, 2012 and 2011, the Company recognized $1.2 million and $0.4 million, respectively, of compensation expense associated with these awards.

Additionally, starting in 2011, the Company issued stock appreciation rights to certain employees, which vest over a period of four years.  The Company’s stock appreciation rights are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed previously. As of March 31, 2012, there was $13.0 million of total unrecognized compensation cost that will be recognized over the awards remaining weighted average vesting period of 3.4 years. For the three months ended March 31, 2012 and 2011, the Company recognized $1.4 million and $0.3 million, respectively, of compensation expense associated with these awards.

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

Previously, the Company had a number of interest rate swap contracts in place. These contracts served to mitigate income volatility for a portion of the Company’s variable-rate funding. In effect, these interest rate swap contracts synthetically converted the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company received cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts’ fixed rates. These two respective obligations were net-settled periodically. The fair value of the Company’s interest rate swap contracts was measured at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflected the Company’s best estimate as to the Company’s credit quality. There were no outstanding interest rate swap contracts as of March 31, 2012 and December 31, 2011.

3.  New Accounting Pronouncements

In December 2011, the FASB issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. Management does not believe that these amendments will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of OCI and a total of OCI, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments do not change the items that must be reported in OCI, when an item of OCI must be reclassed to net income or the option to present components of OCI either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the guidance, except for the deferred requirement to present reclassification adjustments in the statement(s) where the components of net income and the components of OCI are presented, as of January 1, 2012. The Company has presented comprehensive income in two separate but consecutive statements.

4.  Investment In and Advances to Unconsolidated Affiliates

As of March 31, 2012, investment in and advances to unconsolidated affiliates primarily included the Company’s 50% interest in Freehold Raceway, its 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which is a joint venture with International Speedway Corporation (“International Speedway”), and its 50% joint venture with MAXXAM, Inc. that owns and operates racetracks in Texas.  Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further details of accounting for investments in and advances to unconsolidated affiliates.

Kansas Entertainment

Kansas Entertainment opened its $391 million facility, inclusive of licensing fees, on February 3, 2012. The facility features a 95,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. The Company and International Speedway shared equally in the cost of developing and constructing the facility. The Company’s share of the project is anticipated to be approximately $145 million. During the three months ended March 31, 2012 and 2011, the Company funded $39.1 million and $10.2 million, respectively, for capital expenditures and other operating expenses.

5.  Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)

Land and improvements	$355,160	$362,402
Building and improvements	1,720,366	1,715,144
Furniture, fixtures, and equipment	1,035,067	1,021,362
Leasehold improvements	16,910	16,910
Construction in progress	349,151	256,459
Total property and equipment	3,476,654	3,372,277
Less accumulated depreciation	(1,136,873)	(1,095,077)
Property and equipment, net	$2,339,781	$2,277,200

Total property and equipment, before accumulated depreciation, increased by $104.4 million primarily due to expenditures for Hollywood Casino Toledo and Hollywood Casino Columbus under construction in Ohio.

Depreciation expense, for property and equipment, totaled $53.2 million for the three months ended March 31, 2012, as compared to $52.4 million for the three months ended March 31, 2011.  Interest capitalized in connection with major construction projects was $2.9 million for the three months ended March 31, 2012, as compared to $0.8 million for the three months ended March 31, 2011.

6.  Long-term Debt and Derivatives

Long-term debt, net of current maturities, is as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)

Senior secured credit facility	$1,703,125	$1,715,750
$ 325 million 8 ¾% senior subordinated notes due August 2019	325,000	325,000
Other long-term obligations	1,979	1,949
Capital leases	2,185	2,215
	2,032,289	2,044,914
Less current maturities of long-term debt	(44,581)	(44,559)
Less discount on senior secured credit facility Term Loan B	(1,689)	(1,749)
	$1,986,019	$1,998,606

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2012 (in thousands):

Within one year	$44,581
1-3 years	128,942
3-5 years	825,223
Over 5 years	1,033,543
Total minimum payments	$2,032,289

Senior Secured Credit Facility

The Company’s senior secured credit facility had a gross outstanding balance of $1,703.1 million at March 31, 2012, consisting of $285.0 million drawn under the revolving credit facility, a $673.7 million Term Loan A facility, and a $744.4 million Term Loan B facility. Additionally, at March 31, 2012, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $24.5 million, resulting in $390.5 million of available borrowing capacity as of March 31, 2012 under the revolving credit facility.

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

At March 31, 2012, the Company was in compliance with all required financial covenants.

Interest Rate Swap Contracts

There were no outstanding interest rate swap contracts as of March 31, 2012 and December 31, 2011. The effect of derivative instruments on the consolidated statement of income for the three months ended March 31, 2011 was as follows (in thousands):

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

In addition, during the three months ended March 31, 2011, the Company amortized to interest expense $1.9 million in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, “Derivatives and Hedging.”

7.  Income Taxes

A reconciliation of the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2012	$33,872
Additions based on current year positions	233
Additions based on prior year positions	1,491
Currency translation adjustments	641
Balance at March 31, 2012	$36,237

The increase in the Company’s liability for unrecognized tax benefits during the three months ended March 31, 2012 was primarily due to recording interest expense accruals for previously recorded unrecognized tax benefits.

The Company’s effective tax rate (income taxes as a percentage of income from operations before income taxes) decreased to 37.3% for the three months ended March 31, 2012 as compared to 42.6% for the three months ended March 31, 2011. The primary reasons for the decrease are due to lower amounts of unfavorable permanent book to tax differences coupled with higher pretax income for the three months ended March 31, 2012.  In addition, the Company experienced a decrease in its effective state tax rate due to a decline in the statutory income tax rate in the State of Indiana coupled with the impact of various subsidiary restructurings that were completed in the third quarter of 2011.

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

On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the “County”) filed suit against Kansas Penn Gaming, LLC (“KPG,” a wholly-owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and currently seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee (which is included in current assets) paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied. Following discovery, both parties have filed dispositive motions and the motions were argued on April 20, 2012.

9.  Segment Information

The Company has aggregated its properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains, which is consistent with how the Company’s Chief Operating Decision Maker reviews and assesses the Company’s financial performance.

The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, and Argosy Casino Alton.  It also includes the Company’s Casino Rama management service contract as well as the two Ohio properties that are currently under construction, Hollywood Casino Toledo and Hollywood Casino Columbus, which are scheduled to open on, or about May 29, 2012 and early in the fourth quarter of 2012, respectively.

The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Zia Park Casino, and M Resort.

The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, and Boomtown Biloxi.  It also includes the Company’s 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway which opened in February 2012.

The Other category consists of the Company’s standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park and Valley Race Park and Freehold Raceway. It also included the Company’s joint venture interest in the Maryland Jockey Club which was sold in July 2011. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment.  The Other category also includes the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280, “Segment Reporting,” and Bullwhackers.

The following tables present certain information with respect to the Company’s segments.  Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	Midwest	East/West (1)	Southern Plains (2)	Other	Total
	(in thousands)
Three months ended March 31, 2012
Net revenues	$205,110	$370,629	$149,720	$10,600	$736,059
Income (loss) from operations	46,281	83,891	44,712	(32,269)	142,615
Depreciation and amortization	17,552	22,241	11,388	2,156	53,337
Gain from unconsolidated affiliates	—	—	1,678	7	1,685
Capital expenditures	101,880	10,659	3,932	3,188	119,659

Three months ended March 31, 2011
Net revenues	213,811	288,383	155,090	9,739	667,023
Income (loss) from operations	52,676	59,738	39,509	(29,188)	122,735
Depreciation and amortization	15,644	20,567	14,664	2,283	53,158
Loss from unconsolidated affiliates	—	—	(322)	(2,032)	(2,354)
Capital expenditures	33,206	13,994	6,628	696	54,524

Balance sheet at March 31, 2012
Total assets	1,951,980	1,244,016	1,061,173	392,794	4,649,963
Investment in and advances to unconsolidated affiliates	—	110	147,982	67,324	215,416
Goodwill and other intangible assets, net	924,489	226,074	394,018	55,864	1,600,445

Balance sheet at December 31, 2011
Total assets	1,897,164	1,265,438	1,034,506	409,238	4,606,346
Investment in and advances to unconsolidated affiliates	—	110	107,204	66,802	174,116
Goodwill and other intangible assets, net	925,822	226,234	394,018	55,878	1,601,952

(1)         Net revenue and income from operations for the East/West segment increased by $82.2 million and $24.2 million, respectively, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily related to the acquisition of the M Resort on June 1, 2011, as well as the continued impact from the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races.

(2)         Gain from unconsolidated affiliates for the Southern Plains segment was impacted by the opening of Hollywood Casino at Kansas Speedway on February 3, 2012.

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

Long-term Debt

The fair value of the Company’s Term Loan B component of the senior secured credit facility and senior subordinated notes is estimated based on quoted prices in active markets and as such is a level 1 measurement (see Note 11). The fair value of the remainder of the Company’s senior secured credit facility approximates its carrying value as it is variable rate debt. The fair value of the Company’s other long-term obligations approximates its carrying value.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$217,451	$217,451	$238,440	$238,440
Investment in corporate debt securities	6,720	6,720	6,790	6,790
Financial liabilities:
Long-term debt
Senior secured credit facility	1,701,436	1,704,093	1,714,001	1,716,720
Senior subordinated notes	325,000	363,188	325,000	353,438
Other long-term obligations	1,979	1,979	1,949	1,949

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

The following tables set forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2012 and December 31, 2011 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2012 Total
Assets:
Investment in corporate debt securities	Other assets	$—	$6,720	$—	$6,720

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011 Total
Assets:
Investment in corporate debt securities	Other assets	$—	$6,790	$—	$6,790

The valuation technique used to measure the fair value of the investment in corporate debt securities was the market approach. See Note 10 for a description of the input used in calculating the fair value measurement of investment in corporate debt securities.

There were no long-lived assets measured at fair value on a non-recurring basis during the three months ended March 31, 2012.

12.  Insurance Recoveries and Deductibles

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

The Company received $12.0 million in insurance proceeds related to the flood at Hollywood Casino Tunica, with $5.0 million received during the three months ended March 31, 2012. As the insurance recovery amount exceeded the net book value of assets believed to be damaged and other costs incurred as a result of the flood, the Company recorded a pre-tax gain of $3.9 million during the three months ended March 31, 2012.

13.  Subsidiary Guarantors

Under the terms of the senior secured credit facility, all of Penn’s subsidiaries are guarantors under the agreement, with the exception of several minor subsidiaries with total assets, excluding intercompany balances, of $241.6 million (of which $204.2 million represents investments in unconsolidated affiliates). Each of the subsidiary guarantors is 100% owned by Penn. In addition, the guarantees provided by Penn’s subsidiaries under the terms of the senior secured credit facility are full and unconditional, joint and several, and Penn had no significant independent assets and no independent operations at, and for the three months ended March 31, 2012. There are no significant restrictions within the senior secured credit facility on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. However, in certain jurisdictions, the gaming authorities may impose restrictions pursuant to the authority granted to them with regard to Penn’s ability to obtain funds from its subsidiaries.

With regard to the senior secured credit facility, the Company has not presented condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows at, and for the three months ended March 31, 2012, as Penn had no significant independent assets and no independent operations at, and for the three months ended March 31, 2012, the guarantees are full and unconditional and joint and several, and any subsidiaries of Penn other than the subsidiary guarantors are considered minor.

The Company’s $325 million 8¾ senior subordinated notes are not guaranteed by the Company’s subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of March 31, 2012, we own, manage, or have ownership interests in twenty-six facilities in the following nineteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. We believe that our portfolio of assets provides us with diversified cash flow from operations.

We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., the Bullwhackers properties, Hollywood Casino Corporation, Argosy Gaming Company, Zia Park Casino, Sanford-Orlando Kennel Club and The M Resorts LLC (the “M Resort”) in June 2011), greenfield projects (such as at Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor and Hollywood Casino Perryville), and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Most recently, we, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012, and we anticipate opening our facilities in Columbus and Toledo, Ohio in 2012.

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

Segment Information

We have aggregated our properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains, which is consistent with how our Chief Operating Decision Maker reviews and assesses our financial performance.

The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, and Argosy Casino Alton. It also includes our Casino Rama management service contract as well as the two Ohio properties that are currently under construction, Hollywood Casino Toledo and Hollywood Casino Columbus, which are scheduled to open on, or about May 29, 2012 and early in the fourth quarter of 2012, respectively.

The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Zia Park Casino, and M Resort.

The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, and Boomtown Biloxi. It also includes our 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway which opened in February 2012.

The Other category consists of our standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and our joint venture interests in Sam Houston Race Park and Valley Race Park and Freehold Raceway. It also included our joint venture interest in the Maryland Jockey Club which was sold in July 2011. If we are successful in obtaining gaming operations at these locations, they would be assigned to one of our regional executives and reported in their respective reportable segment. The Other category also includes our corporate overhead operations which does not meet the definition of an operating segment under Accounting Standards Codification 280, “Segment Reporting,” and our Bullwhackers property.

Executive Summary

Economic conditions continue to impact the overall domestic gaming industry as well as operating results. We believe that current economic conditions, including, but not limited to, high unemployment levels, low levels of consumer confidence, weakness in the housing and consumer credit markets and increased stock market volatility, have resulted in reduced levels of discretionary consumer spending compared to historical levels. However, our first quarter 2012 results compared to the corresponding period in the prior year were favorably impacted by an unusually mild winter, as well as to a lesser extent gradual strengthening in the United States economy, higher levels of consumer confidence and a significant increase in equity markets.

We believe our strengths include our relatively low leverage ratios compared to the regional casino companies that we directly compete with and the ability of our operations to generate positive cash flow. These two factors have allowed us to develop what we believe to be attractive future growth opportunities in new gaming markets. We have also made investments in joint ventures and certain racetrack operations that we believe may allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions.

Financial Highlights:

The major factors affecting our results for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, were:

•                  Increases in net revenues and income from operations of $82.2 million and $24.2 million, respectively, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, from our East/West segment. This was primarily due to the acquisition of the M Resort on June 1, 2011 and the continued impact from the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races. Additionally, first quarter 2012 results for our East/West segment were favorably impacted by a mild winter.

•                  The opening of the new casino in Illinois in July 2011 which negatively impacted the financial results of our Midwest segment’s Hollywood Casino Aurora and Hollywood Casino Joliet, which was partially offset by the expiration of the 3% surcharge in July 2011 for both of these properties.

•                  Income from operations at our Southern Plains segment was impacted by a pre-tax insurance gain of $3.9 million at Hollywood Casino Tunica during the three months ended March 31, 2012. Additionally, the February 3, 2012 opening of our joint venture, Hollywood Casino at Kansas Speedway, negatively impacted the results at our Argosy Riverside property.

•                 Excluding the recently acquired M Resort, management’s continued focus on cost management contributed to improved operating margins at 12 of our 16 gaming facilities.

•                  Net income increased by $27.1 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the variances explained above, as well as a decrease in interest expense partially offset by an increase in income taxes.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

Midwest

•                  The Hollywood Casino Columbus project, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is under construction with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. We expect that Hollywood Casino Columbus will open early in the fourth quarter of 2012. Construction is also underway for Hollywood Casino Toledo, a $320 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo is anticipated to open on, or about May 29, 2012.  Additionally, in June 2011, we agreed to pay an additional $110 million over ten years to the State of Ohio in return for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period.

•                  In March 2012, we announced that we had entered into a non-binding memorandum of understanding with the State of Ohio that establishes a framework for relocating our existing racetracks in Toledo and Grove City to Dayton and Austintown (located in the Mahoning Valley), respectively, where we intend to develop new integrated racing and gaming facilities, each budgeted at approximately $275 million inclusive of license and relocation fees.  Pursuant to this arrangement, we would pay the state a $75 million relocation fee per facility and the Lottery Commission would retain 33.5% of video lottery terminal revenues.  We remain in negotiations with the thoroughbred and harness horsemen’s organizations to determine the level of their participation in the revenue streams from our investments in these two new racing and gaming facilities and are optimistic we will reach a resolution equitable to both parties.  In addition, the agreement restricts any other gaming facility from being located within 50 miles of our Columbus and Toledo casinos, as well as our relocated tracks, with certain exceptions.

•                  On October 21, 2011, The Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. We, along with the other two casinos in Ohio, have filed motions for judgment on the pleadings. Oral argument on the motions was held in April.

•                  In July 2011, we entered into a new interim agreement with the Ontario Lottery and Gaming Corporation (“OLGC”) for the operation of the Casino Rama facility through March 31, 2012, which was subsequently extended in January 2012 for an additional six months through September 30, 2012. In March 2012, the OLGC canceled its process of evaluating bids for a new five year operating contract for the facility (which included a limit on operating fees exceeding $5 million per year). Although the bid process has been canceled, there can be no assurance that the OLGC will select us to manage the property beyond September 30, 2012.

•                  On July 18, 2011, the tenth licensed casino in Illinois opened in the city of Des Plaines. This facility is a new source of competition for Hollywood Casino Aurora and Hollywood Casino Joliet and has had a negative impact on these properties’ financial results. However, the 3% surcharge Hollywood Casino Aurora and Hollywood Casino Joliet paid to subsidize local horse racing interests is no longer required with the opening of the Des Plaines facility.

•                  A proposed casino in Cincinnati, Ohio is anticipated to open in 2013. This new facility will have an adverse impact on Hollywood Casino Lawrenceburg.

East/West

•                 Hollywood Casino Bangor introduced table games on March 16, 2012 with the addition of six blackjack tables, a roulette table and seven poker tables. Table games were approved by voters in Penobscot County in November 2011.

•                  In our East/West segment, the developer of a proposed casino complex at the Arundel Mills mall in Anne Arundel, Maryland is targeting an opening in June 2012, with the full facility expected to be open by the end of 2012. Hollywood Casino at Charles Town Races, Hollywood Casino Perryville and Hollywood Casino at Penn National Race Course will face increased competition and their results will be negatively impacted upon the opening of this casino. In addition, the Maryland Legislature recently adjoined without taking action on a proposed gaming expansion bill which could potentially bring a sixth casino to Maryland, the latest version of which excluded our Rosecroft property as an eligible slots location, and table games to all Maryland casinos.

Southern Plains

•                  Kansas Entertainment opened its $391 million facility, inclusive of licensing fees, on February 3, 2012. The facility features a 95,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. We and International Speedway Corporation shared equally in the cost of developing and constructing Hollywood Casino at Kansas Speedway. Our share of the project is anticipated to be approximately $145 million. The opening of this casino has and will continue to negatively impact the financial results of our Argosy Riverside property due to their close proximity to one another.

•                  On May 1, 2011, Hollywood Casino Tunica was forced to close as a result of flooding by the Mississippi River. Due to the flooding, access to the property was temporarily cut-off and the property sustained minor damage. The property reopened on May 25, 2011. At the time of the flood, we carried property insurance coverage with a flood limit of $300 million for both property damage and business interruption applicable to this event. This coverage included a $5 million property damage and two day business interruption deductible for the peril of flood. We received $12.0 million in insurance proceeds related to the flood at Hollywood Casino Tunica, with $5.0 million received during the three months ended March 31, 2012. As the insurance recovery amount exceeded the net book value of assets believed to be damaged and other costs incurred as a result of the flood at Hollywood Casino Tunica in the first quarter of 2012, we recorded a pre-tax gain of $3.9 million during the three months ended March 31, 2012. We continue to work with our insurance providers to settle the claims related to the flood and we anticipate additional proceeds in the second quarter of 2012.

•                  Each gaming license in Iowa is issued jointly to a gaming operator and a local charitable sponsor. The agreement between our gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (the “Belle”) and its charitable sponsor, Missouri River Historical Development, Inc. (“MRHD”), may expire as early as July 2012. The Belle is in the process of negotiating with MRHD to transition its current barge-based facility to a new land-based facility and to enter into a new long-term agreement with MRHD. If a new agreement cannot be reached, MRHD has indicated that it may issue a request for proposals for alternative operators for a new land-based facility and has preemptively filed a lawsuit seeking to establish its right to do so. If MRHD were to issue such a request, the Belle may contest MRHD’s right to do so, may participate in the process and/or may seek an alternative charitable sponsor. Accordingly, at this time, there can be no assurance that the Belle will be able to reach an agreement with MRHD or, absent such agreement, that it will be able to partner with an alternative charitable sponsor. In the event that both MRHD and the Belle find alternative partners, it is unclear whether the Iowa Gaming and Racing Commission would issue a gaming license to one or both such groups. Further, the Belle’s ability to continue its operations may also be impacted by its ability to renew or extend its existing docking lease, which expires in January 2013, or to locate a suitable site to construct a land-based facility.

•                  Construction on a riverboat casino and hotel in Louisiana has begun with a planned opening in the summer of 2012. The opening of this riverboat casino will have an adverse effect on the financial results of Hollywood Casino Baton Rouge. In addition, construction on a casino project in Biloxi has begun with a planned opening in the spring of 2012. The opening of this casino will have an adverse effect on the financial results of Boomtown Biloxi.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change to these estimates for the three months ended March 31, 2012.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions (such as the September 2010 opening of Hollywood Casino Perryville in Maryland, the February 2012 opening of a casino through a joint venture in Kansas, and the anticipated 2012 openings in Toledo and Columbus, Ohio), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and more recently at Hollywood Casino Bangor in March 2012) and expansions/improvements of existing properties.

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Kansas where we opened a casino through a joint venture in February 2012, in Ohio where we have plans to open two casinos, one in Toledo and the other in Columbus, and in Maryland where we opened Hollywood Casino Perryville on September 27, 2010) and increased competitive threats to business at our existing properties (such as the introduction of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, an additional casino in Illinois which opened on July 18, 2011, gaming expansion in Baton Rouge, Louisiana, and the introduction of tavern licenses in several states).

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

•                  The successful execution of the development and construction activities currently underway at a number of our facilities, as well as the risks associated with the costs, regulatory approval and the timing of these activities.

•                  The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our operating results and our ability to access financing at favorable terms.

The results of operations for the three months ended March 31, 2012 and 2011 are summarized below:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues:
Gaming	$656,077	$609,111
Food, beverage and other	112,908	85,289
Management service fee	3,443	3,317
Revenues	772,428	697,717
Less promotional allowances	(36,369)	(30,694)
Net revenues	736,059	667,023

Operating expenses:
Gaming	340,169	320,756
Food, beverage and other	87,804	68,592
General and administrative	115,997	103,476
Depreciation and amortization	53,337	53,158
Insurance recoveries, net of deductible charges	(3,863)	(1,694)
Total operating expenses	593,444	544,288
Income from operations	$142,615	$122,735

Certain information regarding our results of operations by segment for the three months ended March 31, 2012 and 2011 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended March 31,	2012	2011	2012	2011
	(in thousands)

Midwest	$205,110	$213,811	$46,281	$52,676
East/West	370,629	288,383	83,891	59,738
Southern Plains	149,720	155,090	44,712	39,509
Other	10,600	9,739	(32,269)	(29,188)
Total	$736,059	$667,023	$142,615	$122,735

Revenues

Revenues for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2012	2011	Variance	Variance
Gaming	$656,077	$609,111	$46,966	7.7%
Food, beverage and other	112,908	85,289	27,619	32.4%
Management service fee	3,443	3,317	126	3.8%
Revenues	772,428	697,717	74,711	10.7%
Less promotional allowances	(36,369)	(30,694)	(5,675)	(18.5)%
Net revenues	$736,059	$667,023	$69,036	10.3%

In our business, revenue is driven by discretionary consumer spending, which has been impacted by weakened general economic conditions such as, but not limited to, high unemployment levels, low levels of consumer confidence, weakness in the housing market and increased stock market volatility. However, first quarter 2012 results compared to the corresponding period in the prior year has benefited from an unusually mild winter, lower unemployment levels, higher levels of consumer confidence, and a significant increase in equity markets.

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

Gaming revenue

Gaming revenue increased by $47.0 million, or 7.7%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the variances explained below.

Gaming revenue for our East/West segment increased by $62.2 million, or 23.7%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the acquisition of the M Resort on June 1, 2011, an increase in gaming revenue at Hollywood Casino at Charles Town Races primarily due to the continued impact from the introduction of table games in July 2010 coupled with mild weather, and an increase in gaming revenue at Hollywood Casino Perryville primarily due to continued growth in this relatively new gaming market.

Gaming revenue for our Midwest segment decreased by $9.0 million, or 4.5%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a decrease in gaming revenue at Hollywood Casino Aurora and Hollywood Casino Joliet primarily due to increased competition with the opening of a new casino in Illinois in July 2011. In addition, the decline in gaming revenue at Hollywood Casino Joliet was impacted by increased patronage in the first quarter of 2011 as a result of the opening of the new land-based pavilion in late 2010.

Gaming revenue for our Southern Plains segment decreased by $5.7 million, or 3.9%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a decrease in gaming revenue at Argosy Casino Riverside primarily due to the opening of Hollywood Casino at Kansas Speedway joint venture in February 2012.

Food, beverage and other revenue

Food, beverage and other revenue increased by $27.6 million, or 32.4%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

Promotional allowances

Promotional allowances increased by $5.7 million, or 18.5%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2012	2011	Variance	Variance
Gaming	$340,169	$320,756	$19,413	6.1%
Food, beverage and other	87,804	68,592	19,212	28.0%
General and administrative	115,997	103,476	12,521	12.1%
Depreciation and amortization	53,337	53,158	179	0.3%
Insurance recoveries, net of deductible charges	(3,863)	(1,694)	(2,169)	(128.0)%
Total operating expenses	$593,444	$544,288	$49,156	9.0%

Gaming expense

Gaming expense increased by $19.4 million, or 6.1%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the variances explained below.

Gaming expense for our East/West segment increased by $29.1 million, or 18.3%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the acquisition of the M Resort on June 1, 2011 and an overall increase in gaming taxes resulting from increased taxable gaming revenue mentioned above at Hollywood Casino at Charles Town Races and Hollywood Casino Perryville.

Gaming expense for our Midwest segment decreased by $7.1 million, or 6.7%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Hollywood Casino Joliet and Hollywood Casino Aurora in conjunction with the opening of the new casino in Des Plaines, Illinois, as well as the expiration of the 3% surcharge in July 2011 for both of these properties which had been required to subsidize local horse racing interests.

Gaming expense for our Southern Plains segment decreased by $2.3 million, or 4.3%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Argosy Casino Riverside.

Food, beverage and other expenses

Food, beverage and other expenses increased by $19.2 million, or 28.0%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

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

General and administrative expenses increased by $12.5 million, or 12.1%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the variances explained below.

General and administrative expenses for our East/West segment increased by $7.3 million, or 29.4%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

General and administrative expenses for Other increased by $3.5 million, or 13.2%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to increased compensation costs for the first quarter of 2012 compared to the same period in the prior year to support our growing organization.

Insurance recoveries, net of deductible charges

Insurance recoveries, net of deductible charges during the three months ended March 31, 2012 were related to a pre-tax insurance gain of $3.9 million for the flood at Hollywood Casino Tunica. Insurance recoveries, net of deductible charges during the three months ended March 31, 2011 were related to a pre-tax insurance gain of $1.7 million for a fire at Hollywood Casino Joliet.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2012	2011	Variance	Variance
Interest expense	$(18,043)	$(29,026)	$10,983	37.8%
Interest income	219	53	166	313.2%
Gain (loss) from unconsolidated affiliates	1,685	(2,354)	4,039	171.6%
Other	(1,003)	(1,643)	640	39.0%
Total other expenses	$(17,142)	$(32,970)	$15,828	48.0%

Interest expense

Interest expense decreased by $11.0 million, or 37.8%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to the expiration of all interest rate swap contracts in 2011, redemption of our $250 million 6 ¾% senior subordinated notes in August 2011 and higher capitalized interest in the first quarter of 2012 compared to the corresponding period in the prior year, all of which were partially offset by higher interest on our senior secured credit facility entered into in July 2011 primarily due to higher interest rates and to a lesser extent higher outstanding balances.  In 2011, we funded the redemption of our $250 million 6 ¾% senior subordinated notes with our revolving credit facility under the 2011 senior secured credit facility.

Gain (loss) from unconsolidated affiliates

We recorded a gain from unconsolidated affiliates of $1.7 million for the three months ended March 31, 2012, primarily due to our share of earnings from Kansas Entertainment for the three months ended March 31, 2012 due to the opening of the casino in February 2012.

We recorded a loss from unconsolidated affiliates of $2.4 million for three months ended March 31, 2011, primarily due to our share of losses in the Maryland Jockey Club for the three months ended March 31, 2011.

Other

Other decreased by $0.6 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to decreased foreign currency translation losses for the three months ended March 31, 2012 compared to the corresponding period in the prior year.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) decreased to 37.3% for the three months ended March 31, 2012 as compared to 42.6% for the three months ended March 31, 2011.  The primary reasons for the decrease are due to lower amounts of unfavorable permanent book to tax differences coupled with higher pretax income for the three months ended March 31, 2012.  In addition, we experienced a decrease in our effective state tax rate due to a decline in the statutory income tax rate in the State of Indiana coupled with the impact of various subsidiary restructurings that were completed in the third quarter of 2011.

Our projected annual effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $122.6 million and $102.3 million for the three months ended March 31, 2012 and 2011, respectively.  The increase in net cash provided by operating activities of $20.3 million for the three months ended March 31, 2012 compared to the corresponding period in the prior year is comprised primarily of an increase in cash receipts from customers of $66.7 million, a decrease in interest payments of $13.6 million, and an increase in insurance recoveries of $2.2 million, which were partially offset by an increase in cash paid to suppliers and vendors of $26.2 million, cash paid to employees of $23.4 million, and in income tax payments of $14.2 million. The increase in cash receipts collected from our customers and the increase in higher cash payments for operating expenses for the three months ended March 31, 2012 compared to the prior year was primarily due to the previously discussed growth in our East/West segment. Additionally, the increase in cash paid to employees for the three months ended March 31, 2012 compared to the prior year was primarily due to the acquisition of the M Resort on June 1, 2011.

Net cash used in investing activities totaled $132.3 million and $79.6 million for the three months ended March 31, 2012 and 2011, respectively. Net cash used in investing activities for the three months ended March 31, 2012 included expenditures for property and equipment, net of reimbursements totaling $119.7 million and investment in joint ventures of $39.6 million, both of which were partially offset by a decrease in cash in escrow of $25.7 million and proceeds from the sale of property and equipment totaling $1.3 million. The increase in net cash used in investing activities of $52.7 million for the three months ended March 31, 2012 compared to the prior year was primarily due to increased expenditures for property and equipment as a result of increased expenditures at our two facilities under construction in Ohio, as well as increased investment in joint ventures primarily due to increased funding provided to our joint venture in Kansas. This increase was partially offset by the acquisition of Rosecroft Raceway in February 2011 and a decrease in cash in escrow.

Net cash used in financing activities totaled $11.3 million and $34.6 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in net cash used in financing activities for the three months ended March 31, 2012 compared to the corresponding period in the prior year was primarily due to an increase in proceeds from issuance of long-term debt.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2012, and actual expenditures for the three months ended March 31, 2012 (excluding licensing fees). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2012.

Property	Expected for Year Ending December 31, 2012	Expenditures for Three Months Ended March 31, 2012	Balance to Expend in 2012
	(in millions)

Midwest	$350.1	$96.5	$253.6
East/West	2.5	0.7	1.8
Southern Plains	0.6	0.1	0.5
Other	0.7	0.5	0.2
Total	$353.9	$97.8	$256.1

In November 2009, the “Ohio Jobs and Growth Plan,” a casino ballot proposal calling for an amendment to Ohio’s Constitution to authorize casinos in the state’s four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. Construction is underway for Hollywood Casino Toledo, a $320 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, with a planned casino opening of 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. The Hollywood Casino Columbus project, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is under construction, with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. We expect the opening of Hollywood Casino Toledo on, or about May 29, 2012 and Hollywood Casino Columbus to open early in the fourth quarter of 2012.

During the three months ended March 31, 2012, we spent approximately $21.9 million for capital maintenance expenditures, with $5.4 million at our Midwest segment, $10.0 million at our East/West segment, $3.8 million at our Southern Plains segment, and $2.7 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2012 to date.

Debt

Our senior secured credit facility had a gross outstanding balance of $1,703.1 million at March 31, 2012, consisting of $285.0 million drawn under the revolving credit facility, a $673.7 million Term Loan A facility, and a $744.4 million Term Loan B facility. Additionally, at March 31, 2012, we were contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $24.5 million, resulting in $390.5 million of available borrowing capacity as of March 31, 2012 under the revolving credit facility.

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

At March 31, 2012, we were in compliance with all required financial covenants.

Outlook

Based on our current level of operations and anticipated earnings growth, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings growth will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the senior subordinated notes, to retire or redeem the senior subordinated notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the risk related to our capital structure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at March 31, 2012 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2012.

	04/01/12 - 3/31/13	04/01/13 - 3/31/14	04/01/14 - 3/31/15	04/01/15 - 3/31/16	04/01/16 - 3/31/17	Thereafter	Total	Fair Value 3/31/12
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$325,000	$325,000	$363,188
Average interest rate						8.75%

Other Long Term Obligations	$1,979	$—	$—	$—	$—	$—	$1,979	$1,979
Average interest rate	6.20%

Variable rate	$42,500	$55,625	$73,125	$77,500	$747,500	$706,875	$1,703,125	$1,704,093
Average interest rate (1)	2.63%	2.84%	3.10%	3.37%	3.51%	4.96%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012  to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 1A — Risk Factors

We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any common equity securities during the three months ended March 31, 2012.

ITEM 3 — Defaults upon Senior Securities

Not applicable.

ITEM 4 — Mine Safety Disclosures

None.

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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.

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

PENN NATIONAL GAMING, INC.

May 3, 2012	By:	/s/ William J. Clifford
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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.

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