Form 10-Q
period 2012-06-30
PENN NATIONAL GAMING INC
filed 2012-08-02
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of July 26, 2012
Common Stock, par value $.01 per share	76,595,488 (includes 286,255 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations. Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to receive and maintain, or delays in obtaining, the regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, including favorable resolution of any related litigation, including the recent appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio and the lawsuit to protect our interests in Iowa; our ability to secure state and local permits and approvals necessary for construction; construction factors, including delays, unexpected remediation costs, local opposition and increased cost of labor and materials; our ability to receive timely regulatory approval for and to otherwise complete our planned acquisition of Harrah’s St. Louis (failure to do so could, among other things, result in the loss of certain deposits); our ability to successfully integrate Harrah’s St. Louis into our existing business; our ability to reach agreements with the thoroughbred and harness horseman in Ohio and to otherwise maintain agreements with our horseman, pari-mutuel clerks and other organized labor groups; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as the expansion of gaming under consideration in Maryland and Illinois or a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the emergence of new competitors (traditional and internet based); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities and to agree to terms with partners for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings; changes in accounting standards; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$204,126	$238,440
Receivables, net of allowance for doubtful accounts of $3,467 and $4,115 at June 30, 2012 and December 31, 2011, respectively	53,602	55,455
Insurance receivable	—	1,072
Prepaid expenses	40,536	39,801
Deferred income taxes	31,856	32,306
Other current assets	47,289	48,715
Total current assets	377,409	415,789
Property and equipment, net	2,420,087	2,277,200
Other assets
Investment in and advances to unconsolidated affiliates	216,478	174,116
Goodwill	1,178,136	1,180,359
Other intangible assets, net	471,380	421,593
Debt issuance costs, net of accumulated amortization of $7,977 and $4,860 at June 30, 2012 and December 31, 2011, respectively	30,261	33,310
Other assets	89,238	103,979
Total other assets	1,985,493	1,913,357
Total assets	$4,782,989	$4,606,346

Liabilities
Current liabilities
Current maturities of long-term debt	$42,600	$44,559
Accounts payable	30,332	39,582
Accrued expenses	106,673	113,699
Accrued interest	17,301	17,947
Accrued salaries and wages	75,390	85,285
Gaming, pari-mutuel, property, and other taxes	45,551	49,559
Income taxes	—	5,696
Insurance financing	6,999	16,363
Other current liabilities	58,791	53,650
Total current liabilities	383,637	426,340

Long-term liabilities
Long-term debt, net of current maturities	2,059,433	1,998,606
Deferred income taxes	152,209	167,576
Noncurrent tax liabilities	36,870	33,872
Other noncurrent liabilities	7,686	8,321
Total long-term liabilities	2,256,198	2,208,375

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,275 shares issued and outstanding at June 30, 2012 and December 31, 2011)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 76,589,626 and 76,213,126 shares issued at June 30, 2012 and December 31, 2011, respectively)	760	756
Additional paid-in capital	1,411,670	1,385,355
Retained earnings	728,488	583,202
Accumulated other comprehensive income	2,236	2,318
Total shareholders’ equity	2,143,154	1,971,631
Total liabilities and shareholders’ equity	$4,782,989	$4,606,346

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues
Gaming	$634,846	$622,873	$1,290,923	$1,231,984
Food, beverage and other	109,955	94,391	222,863	179,680
Management service fee	3,614	4,037	7,057	7,354
Revenues	748,415	721,301	1,520,843	1,419,018
Less promotional allowances	(35,864)	(33,422)	(72,233)	(64,116)
Net revenues	712,551	687,879	1,448,610	1,354,902

Operating expenses
Gaming	330,875	327,033	671,044	647,789
Food, beverage and other	84,985	75,257	172,789	143,849
General and administrative	115,251	102,322	231,248	205,798
Depreciation and amortization	56,791	54,230	110,128	107,388
Insurance recoveries, net of deductible charges	(3,366)	(11,555)	(7,229)	(13,249)
Total operating expenses	584,536	547,287	1,177,980	1,091,575
Income from operations	128,015	140,592	270,630	263,327

Other income (expenses)
Interest expense	(17,823)	(26,109)	(35,866)	(55,135)
Interest income	246	96	465	149
Gain (loss) from unconsolidated affiliates	1,054	431	2,739	(1,923)
Other	1,474	(701)	471	(2,344)
Total other expenses	(15,049)	(26,283)	(32,191)	(59,253)

Income from operations before income taxes	112,966	114,309	238,439	204,074
Taxes on income	46,299	38,320	93,153	76,557
Net income	$66,667	$75,989	$145,286	$127,517

Earnings per common share:
Basic earnings per common share	$0.70	$0.79	$1.54	$1.32
Diluted earnings per common share	$0.63	$0.71	$1.37	$1.19

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$66,667	$75,989	$145,286	$127,517
Other comprehensive income, net of tax:
Change in fair value of interest rate swap contracts
Unrealized holding losses arising during the period on effective hedges, net of income tax benefit of $120 and $242, respectively	—	(212)	—	(430)
Less: Reclassification adjustments for losses included in net income, net of income taxes of $1,546 and $3,852, respectively	—	2,707	—	6,835
Change in fair value of interest rate swap contracts, net	—	2,495	—	6,405
Foreign currency translation adjustment during the period	(455)	122	(167)	497
Unrealized holding gains on corporate debt securities arising during the period	155	578	85	910
Other comprehensive (loss) income	(300)	3,195	(82)	7,812
Comprehensive income	$66,367	$79,184	$145,204	$135,329

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2010	12,275	$—	78,414,022	$779	$1,446,932	$337,940	$(7,885)	$1,777,766
Stock option activity, including tax benefit of $2,058	—	—	357,616	4	19,917	—	—	19,921
Restricted stock activity	—	—	97,005	—	2,182	—	—	2,182
Change in fair value of interest rate swap contracts, net of income taxes of $3,610	—	—	—	—	—	—	6,405	6,405
Change in fair value of corporate debt securities	—	—	—	—	—	—	910	910
Foreign currency translation adjustment	—	—	—	—	—	—	497	497
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities, net of income taxes of $1,068	—	—	—	—	—	2,911	—	2,911
Net income	—	—	—	—	—	127,517	—	127,517
Balance, June 30, 2011	12,275	$—	78,868,643	$783	$1,469,031	$468,368	$(73)	$1,938,109

Balance, December 31, 2011	12,275	$—	76,213,126	$756	$1,385,355	$583,202	$2,318	$1,971,631
Stock option activity, including tax benefit of $2,478	—	—	380,576	4	24,085	—	—	24,089
Restricted stock activity	—	—	(4,076)	—	2,230	—	—	2,230
Change in fair value of corporate debt securities	—	—	—	—	—	—	85	85
Foreign currency translation adjustment	—	—	—	—	—	—	(167)	(167)
Net income	—	—	—	—	—	145,286	—	145,286
Balance, June 30, 2012	12,275	$—	76,589,626	$760	$1,411,670	$728,488	$2,236	$2,143,154

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Six Months Ended June 30,	2012	2011
Operating activities
Net income	$145,286	$127,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,128	107,388
Amortization of items charged to interest expense	3,290	6,189
Gain on sale of fixed assets	(1,037)	(234)
(Gain) loss from unconsolidated affiliates	(2,739)	1,923
Deferred income taxes	(14,383)	27,592
Charge for stock-based compensation	15,307	12,349
(Increase) decrease, net of businesses acquired
Accounts receivable	(505)	(2,431)
Insurance receivable	1,072	(709)
Prepaid expenses and other current assets	11,316	42,808
Other assets	(5,191)	(1,515)
(Decrease) increase, net of businesses acquired
Accounts payable	(2,647)	1,138
Accrued expenses	(7,026)	(12,531)
Accrued interest	(646)	(2,731)
Accrued salaries and wages	(9,895)	(7,053)
Gaming, pari-mutuel, property and other taxes	(4,008)	(7,995)
Income taxes	(15,278)	—
Other current and noncurrent liabilities	4,506	5,320
Other noncurrent tax liabilities	3,336	(6,048)
Net cash provided by operating activities	230,886	290,977
Investing activities
Expenditures for property and equipment, net of reimbursements	(254,178)	(107,250)
Proceeds from sale of property and equipment	2,803	610
Investment in joint ventures	(39,600)	(80,725)
Decrease in cash in escrow	15,500	30,000
Acquisitions of businesses and licenses, net of cash acquired	(50,000)	12,585
Net cash used in investing activities	(325,475)	(144,780)
Financing activities
Proceeds from exercise of options	8,534	7,695
Proceeds from issuance of long-term debt, net of issuance costs	151,932	28,670
Principal payments on long-term debt	(93,305)	(103,095)
Proceeds from insurance financing	—	892
Payments on insurance financing	(9,364)	(6,817)
Tax benefit from stock options exercised	2,478	2,058
Net cash provided by (used in) financing activities	60,275	(70,597)
Net (decrease) increase in cash and cash equivalents	(34,314)	75,600
Cash and cash equivalents at beginning of year	238,440	246,385
Cash and cash equivalents at end of period	$204,126	$321,985

Supplemental disclosure
Cash paid for interest	$38,966	$53,313
Cash paid for income taxes	$115,054	$28,619

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of June 30, 2012, the Company owns, manages, or has ownership interests in twenty-seven facilities in the following nineteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated financial statements include the accounts of Penn and its subsidiaries. Investment in and advances to unconsolidated affiliates are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2011 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2011 financial information has been derived from the Company’s audited consolidated financial statements.

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

The amounts included in promotional allowances for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Rooms	$6,265	$5,528	$12,559	$10,739
Food and beverage	27,236	25,461	54,715	48,689
Other	2,363	2,433	4,959	4,688
Total promotional allowances	$35,864	$33,422	$72,233	$64,116

The estimated cost of providing such complimentary services for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Rooms	$2,307	$2,010	$4,663	$4,024
Food and beverage	18,175	18,645	36,655	36,264
Other	1,429	1,440	2,951	2,794
Total cost of complimentary services	$21,911	$22,095	$44,269	$43,082

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horseraces run at the Company’s racetracks in the period in which wagering occurs. For the three and six months ended June 30, 2012, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $266.6 million and $543.5 million, respectively, as compared to $270.4 million and $534.5 million for the three and six months ended June 30, 2011, respectively.

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

At June 30, 2012, the Company had outstanding 12,275 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three and six months ended June 30, 2012 and 2011 under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$66,667	$75,989	$145,286	$127,517
Net income applicable to preferred stock	12,914	14,396	28,183	24,185
Net income applicable to common stock	$53,753	$61,593	$117,103	$103,332

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	76,257	78,387	76,126	78,275
Assumed conversion of dilutive employee stock-based awards	2,595	1,858	2,471	1,694
Assumed conversion of preferred stock	27,278	27,278	27,278	27,278
Diluted weighted-average common shares outstanding	106,130	107,523	105,875	107,247

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

Options to purchase 1,700,528 shares and 3,125,403 shares were outstanding during the three and six months ended June 30, 2012, respectively, but were not included in the computation of diluted EPS because they were antidilutive. Options to purchase 2,816,053 shares and 2,894,152 shares were outstanding during the three and six months ended June 30, 2011, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)

Calculation of basic EPS:
Net income applicable to common stock	$53,753	$61,593	$117,103	$103,332
Weighted-average common shares outstanding	76,257	78,387	76,126	78,275
Basic EPS	$0.70	$0.79	$1.54	$1.32

Calculation of diluted EPS:
Net income	$66,667	$75,989	$145,286	$127,517
Diluted weighted-average common shares outstanding	106,130	107,523	105,875	107,247
Diluted EPS	$0.63	$0.71	$1.37	$1.19

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Stock based compensation expense for the three and six months ended June 30, 2012 was $7.4 million and $15.3 million, respectively, as compared to $6.1 million and $12.3 million for the three and six months ended June 30, 2011.  This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 6.64 years, in order to match the expected life of the options at the grant date. There is no expected dividend yield since the Company has not paid any cash dividends on its Common Stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at June 30, 2012 and 2011:

	2012	2011

Risk-free interest rate	0.84%	2.04%
Expected volatility	45.78%	47.24%
Dividend yield	—	—
Weighted-average expected life (years)	6.64	5.77
Forfeiture rate	5.00%	5.00%

Beginning in the fourth quarter of 2010, the Company began issuing cash-settled phantom stock unit awards, which vest over a period of four to five years.  Cash-settled phantom stock unit awards entitle employees and directors to receive cash based on the fair value of the Company’s Common Stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30 “Compensation—Stock Compensation, Awards Classified as Liabilities.” As of June 30, 2012, there was $14.0 million of total unrecognized compensation cost that will be recognized over the grants remaining weighted average vesting period of 3.4 years. For the three and six months ended June 30, 2012, the Company recognized $1.3 million and $2.5 million, respectively, of compensation expense associated with these awards, as compared to $0.6 million and $1.0 million for the three and six months ended June 30, 2011, respectively.

Additionally, starting in 2011, the Company has issued stock appreciation rights to certain employees, which vest over a period of four years.  The Company’s stock appreciation rights are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed previously. As of June 30, 2012, there was $12.5 million of total unrecognized compensation cost that will be recognized over the awards remaining weighted average vesting period of 3.1 years. For the three and six months ended June 30, 2012, the Company recognized $1.1 million and $2.5 million, respectively, of compensation expense associated with these awards, as compared to $0.4 million and $0.7 million for the three and six months ended June 30, 2011, respectively.

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

Previously, the Company had a number of interest rate swap contracts in place. These contracts served to mitigate income volatility for a portion of the Company’s variable-rate funding. In effect, these interest rate swap contracts synthetically converted the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company received cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts’ fixed rates. These two respective obligations were net-settled periodically. The fair value of the Company’s interest rate swap contracts was measured at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflected the Company’s best estimate as to the Company’s credit quality. There were no outstanding interest rate swap contracts as of June 30, 2012 and December 31, 2011.

3.  New Accounting Pronouncements

In December 2011, the FASB issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. Management does not believe that these amendments will have an impact on the consolidated financial statements.

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

4.  Pending Acquisition

On May 7, 2012, the Company announced that it has entered into a definitive agreement to acquire 100% of the equity of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment for a purchase price of approximately $610 million. While the acquisition is a stock transaction, it will be treated as an asset transaction for tax purposes. This will enable the Company to amortize the goodwill and other fair value adjustments for tax purposes. The acquisition reflects the continuing efforts of the Company to expand its regional operating platform with a facility in a large metropolitan market. The transaction is subject to customary closing conditions and regulatory approvals and upon closing, the Company will re-brand Harrah’s St. Louis with its Hollywood-themed brand. The purchase price of the transaction will be funded through an add-on to the Company’s senior secured credit facility. Harrah’s St. Louis is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I-70 and approximately 22 miles northwest of downtown St. Louis. The facility is situated on over 294 acres along the Missouri River and features approximately 109,000 square feet of gaming space with approximately 2,100 slot machines, 59 table games, 21 poker tables, a 500 guestroom hotel, nine dining and entertainment venues and structured and surface parking.

5.  Investment In and Advances to Unconsolidated Affiliates

As of June 30, 2012, investment in and advances to unconsolidated affiliates represents the Company’s 50% interest in Freehold Raceway, its 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which is a joint venture with International Speedway Corporation (“International Speedway”), and its 50% joint venture with MAXXAM, Inc. that owns and operates racetracks in Texas.  Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further details of accounting for investments in and advances to unconsolidated affiliates.

Kansas Entertainment

Kansas Entertainment opened its $391 million facility, inclusive of licensing fees, on February 3, 2012. The facility features a 95,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. The Company and International Speedway shared equally in the cost of developing and constructing the facility. The Company’s share of the project is anticipated to be approximately $145 million of which the Company has incurred $135.6 million through June 30, 2012. During the six months ended June 30, 2012, the Company funded $39.1 million for capital expenditures and other operating expenses, as compared to $11.2 million and $21.4 million during the three and six months ended June 30, 2011, respectively.

6.  Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)

Land and improvements	$372,633	$362,402
Building and improvements	1,854,582	1,715,144
Furniture, fixtures, and equipment	1,149,001	1,021,362
Leasehold improvements	16,910	16,910
Construction in progress	208,239	256,459
Total property and equipment	3,601,365	3,372,277
Less accumulated depreciation	(1,181,278)	(1,095,077)
Property and equipment, net	$2,420,087	$2,277,200

Total property and equipment, before accumulated depreciation, increased by $229.1 million primarily due to expenditures for Hollywood Casino Toledo, which opened on May 29, 2012, and Hollywood Casino Columbus, which is under construction and expected to open early in the fourth quarter of 2012.

Depreciation expense, for property and equipment, totaled $56.7 million and $109.9 million for the three and six months ended June 30, 2012, respectively, as compared to $53.4 million and $105.8 million for the three and six months ended June 30, 2011, respectively.  Interest capitalized in connection with major construction projects was $3.0 million and $5.9 million for the three and six months ended June 30, 2012, respectively, as compared to $1.0 million and $1.8 million for the three and six months ended June 30, 2011, respectively.

7.  Long-term Debt and Derivatives

Long-term debt, net of current maturities, is as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)

Senior secured credit facility	$1,776,500	$1,715,750
$325 million 8 ¾% senior subordinated notes due August 2019	325,000	325,000
Other long-term obligations	—	1,949
Capital leases	2,161	2,215
	2,103,661	2,044,914
Less current maturities of long-term debt	(42,600)	(44,559)
Less discount on senior secured credit facility Term Loan B	(1,628)	(1,749)
	$2,059,433	$1,998,606

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2012 (in thousands):

Within one year	$42,600
1-3 years	137,695
3-5 years	891,728
Over 5 years	1,031,638
Total minimum payments	$2,103,661

Senior Secured Credit Facility

The Company’s senior secured credit facility had a gross outstanding balance of $1,776.5 million at June 30, 2012, consisting of $369.0 million drawn under the revolving credit facility, a $665.0 million Term Loan A facility, and a $742.5 million Term Loan B facility. Additionally, at June 30, 2012, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.9 million, resulting in $307.1 million of available borrowing capacity as of June 30, 2012 under the revolving credit facility.

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

At June 30, 2012, the Company was in compliance with all required financial covenants.

Interest Rate Swap Contracts

There were no outstanding interest rate swap contracts as of June 30, 2012 and December 31, 2011. The effect of derivative instruments on the condensed consolidated statement of income for the three months ended June 30, 2011 was as follows (in thousands):

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

The effect of derivative instruments on the condensed consolidated statement of income for the six months ended June 30, 2011 was as ollows (in thousands):

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

In addition, during the three and six months ended June 30, 2011, the Company amortized to interest expense $0.6 million and $2.5 million, respectively, in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, “Derivatives and Hedging.”

8.  Income Taxes

A reconciliation of the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2012	$33,872
Additions based on current year positions	418
Additions based on prior year positions	3,180
Payments made on account	(262)
Currency translation adjustments	(338)
Balance at June 30, 2012	$36,870

The increase in the Company’s liability for unrecognized tax benefits during the six months ended June 30, 2012 was primarily due to recording interest expense accruals for previously recorded unrecognized tax benefits.

The Company’s effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 41.0% and 39.1% for the three and six months ended June 30, 2012, respectively, as compared to 33.5% and 37.5% for the three and six months ended June 30, 2011, respectively.  The primary reason for the increase is due to the reversal of previously recorded unrecognized tax benefits in the second quarter of 2011 for years that either have been favorably settled or where the statute of limitations has lapsed.

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

The following proceedings could result in costs, settlements, damages, or rulings that materially impact the Company’s consolidated financial condition or operating results.The Company believes that it has meritorious defenses, claims and/or counter-claims, and intends to vigorously defend itself or pursue its claims.

Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a Qualified Sponsoring Organization (“QSO”). The agreement between the Company’s gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (the “Belle”) and its QSO, Missouri River Historical Development, Inc. (“MRHD”), was set to expire in early July 2012, but was extended through the August 23, 2012 Iowa Racing and Gaming Commission (“IRGC”) meeting.  On July 12, when presented with an extension of our QSO/operating agreement for our Sioux City facility through March 2015, the IRGC failed to approve the extension and urged a shorter extension.  The IRGC also announced at the same meeting the schedule for requests for proposals for a new land based Woodbury County casino.  Applications and financing proposals will be due by November 15, 2012 and the IRGC is expected to award that license to a gaming operator and a QSO by April 18, 2013.  On July 6, 2012, the Belle filed a lawsuit against the IRGC, challenging the gaming regulators ruling to open up the gaming license to bidding for the land based casino on a variety of legal claims.  Further, the Belle’s ability to continue its operations may also be impacted by its ability to renew or extend its existing docking lease, which expires in January 2013, or to locate a suitable site to construct a land-based facility. Our Argosy Casino Sioux City facility has goodwill and other intangible assets of $92.8 million, along with property and equipment, net of $10.9 million at June 30, 2012. Additionally, this facility had net revenues and income from operations of $29.8 million and $9.6 million, respectively, for the six months ended June 30, 2012, which represented 2.1% and 3.5% of the Company’s consolidated results.  Any disruptions in Argosy Casino Sioux City’s operations related to the items described above could result in a significant non-cash impairment charge in future periods as well as the loss of future earnings associated from this property.

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

10.  Segment Information

The Company has aggregated its properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains, which is consistent with how the Company’s Chief Operating Decision Maker reviews and assesses the Company’s financial performance.

The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, and Hollywood Casino Toledo, which opened on May 29, 2012. It also includes the Company’s Casino Rama management service contract, Hollywood Casino Columbus, which is currently under construction and scheduled to open early in the fourth quarter of 2012, and the Mahoning Valley and Dayton Raceway projects which the Company anticipates completing in 2014.

The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Zia Park Casino, and M Resort.

The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, and the Company’s 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway.

The Other category consists of the Company’s standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park and Freehold Raceway. It also included the Company’s joint venture interest in the Maryland Jockey Club which was sold in July 2011. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment.  The Other category also includes the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280, “Segment Reporting,” and Bullwhackers.

The following tables present certain information with respect to the Company’s segments.  Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	Midwest	East/West	Southern Plains	Other	Total
	(in thousands)
Three months ended June 30, 2012
Net revenues	$217,975	$348,652	$137,405	$8,519	$712,551
Income (loss) from operations	47,139	76,732	37,532	(33,388)	128,015
Depreciation and amortization	19,645	21,784	11,212	4,150	56,791
Gain (loss) from unconsolidated affiliates	—	—	1,276	(222)	1,054
Capital expenditures	109,079	15,882	8,881	677	134,519

Three months ended June 30, 2011
Net revenues	214,403	318,614	146,509	8,353	687,879
Income (loss) from operations	69,809	69,485	29,284	(27,986)	140,592
Depreciation and amortization	15,609	21,116	14,841	2,664	54,230
(Loss) gain from unconsolidated affiliates	—	—	(804)	1,235	431
Capital expenditures	34,532	11,461	5,426	1,307	52,726

Six months ended June 30, 2012
Net revenues	423,086	719,281	287,125	19,118	1,448,610
Income (loss) from operations	93,422	160,622	82,243	(65,657)	270,630
Depreciation and amortization	37,197	44,026	22,600	6,305	110,128
Gain (loss) from unconsolidated affiliates	—	—	2,954	(215)	2,739
Capital expenditures	210,959	26,541	12,813	3,865	254,178

Six months ended June 30, 2011
Net revenues	428,214	606,997	301,600	18,091	1,354,902
Income (loss) from operations	122,484	129,223	68,793	(57,173)	263,327
Depreciation and amortization	31,252	41,683	29,505	4,948	107,388
Loss from unconsolidated affiliates	—	—	(1,126)	(797)	(1,923)
Capital expenditures	67,738	25,455	12,054	2,003	107,250

Balance sheet at June 30, 2012
Total assets	2,123,147	1,222,677	1,055,614	381,551	4,782,989
Investment in and advances to unconsolidated affiliates	—	119	149,258	67,101	216,478
Goodwill and other intangible assets, net	973,600	226,048	394,018	55,850	1,649,516

Balance sheet at December 31, 2011
Total assets	1,897,164	1,265,438	1,034,506	409,238	4,606,346
Investment in and advances to unconsolidated affiliates	—	110	107,204	66,802	174,116
Goodwill and other intangible assets, net	925,822	226,234	394,018	55,878	1,601,952

11.  Fair Value of Financial Instruments

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

Long-term Debt

The fair value of the Company’s Term Loan B component of the senior secured credit facility and senior subordinated notes is estimated based on quoted prices in active markets and as such is a Level 1 measurement (see Note 12). The fair value of the remainder of the Company’s senior secured credit facility approximates its carrying value as it is variable rate debt. The fair value of the Company’s other long-term obligations approximates its carrying value.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$204,126	$204,126	$238,440	$238,440
Investment in corporate debt securities	6,755	6,755	6,790	6,790
Financial liabilities:
Long-term debt
Senior secured credit facility	1,774,872	1,775,609	1,714,001	1,716,720
Senior subordinated notes	325,000	359,938	325,000	353,438
Other long-term obligations	—	—	1,949	1,949

12.  Fair Value Measurements

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

The following tables set forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2012 and December 31, 2011 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2012 Total
Assets:
Investment in corporate debt securities	Other assets	$—	$6,755	$—	$6,755

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011 Total
Assets:
Investment in corporate debt securities	Other assets	$—	$6,790	$—	$6,790

The valuation technique used to measure the fair value of the investment in corporate debt securities was the market approach. See Note 11 for a description of the input used in calculating the fair value measurement of investment in corporate debt securities.

There were no long-lived assets measured at fair value on a non-recurring basis during the six months ended June 30, 2012.

13.  Insurance Recoveries and Deductibles

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

The Company has received $15.4 million in insurance proceeds related to the flood at Hollywood Casino Tunica, with $3.4 million and $8.4 million received during the three and six months ended June 30, 2012, respectively. As the insurance recovery amount exceeded the net book value of assets believed to be damaged and other costs incurred as a result of the flood, the Company recorded a pre-tax gain of $3.4 million and $7.2 million during the three and six months ended June 30, 2012, respectively. During the second quarter of 2012, the insurance claim for the flood at Hollywood Casino Tunica was settled and as such no further proceeds will be received.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of June 30, 2012, we own, manage, or have ownership interests in twenty-seven facilities in the following nineteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. We believe that our portfolio of assets provides us with diversified cash flow from operations.

We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., Hollywood Casino Corporation, Argosy Gaming Company, Zia Park Casino, Sanford-Orlando Kennel Club and The M Resorts LLC (the “M Resort”) in June 2011), greenfield projects (such as at Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor and Hollywood Casino Perryville), and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Most recently, we, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012 and we also opened our Hollywood Casino Toledo facility on May 29, 2012. We anticipate opening our facility in Columbus, Ohio early in the fourth quarter of 2012. Finally, on May 7, 2012, we announced a definitive agreement to acquire Harrah’s St. Louis facility, which we expect to close in the fourth quarter of 2012.

The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 88% and 93% of our gaming revenue in 2011 and 2010, respectively) and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fee from Casino Rama, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.

Key performance indicators related to gaming revenue are slot handle and table game drop (volume indicators) and “win” or “hold” percentage. Slot handle is the gross amount wagered for the period cited.  The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots.  Our slot hold percentages have consistently been in the 6% to 10% range over the past several years.  Given the stability in our slot hold percentages, we have not experienced significant impacts to earnings from changes in these percentages.

For table games, customers usually purchase cash chips at the gaming tables.  The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table’s drop box.  Table game win is the amount of drop that is retained and recorded as casino gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips.  As we are focused on regional gaming markets, our table win percentages are fairly stable as the majority of these markets do not regularly experience high-end play which can lead to volatility in win percentages.  Therefore, changes in table game win percentages do not typically have a material impact to our earnings.  However, as discussed in our analysis of gaming revenues in a later section of this management’s discussion and analysis, the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course has led to a significant increase in our gaming revenues and earnings in our East/West segment.

Our typical property slot hold percentage is in the range of 6% to 10% of slot handle, and our typical table game win percentage is in the range of 12% to 25% of table game drop.

Our properties generate significant operating cash flow, since most of our revenue is cash-based from slot machines, table games, and pari-mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate operating cash to repay debt, fund capital maintenance expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions.

We continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and the development of new gaming properties, particularly in attractive regional markets. Current capital projects are ongoing at several of our new and existing properties, including our facility under construction in Columbus, Ohio. Additional information regarding our capital projects is discussed in detail in the section entitled “Liquidity and Capital Resources—Capital Expenditures” below.

Segment Information

We have aggregated our properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains, which is consistent with how our Chief Operating Decision Maker reviews and assesses our financial performance.

The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, and Hollywood Casino Toledo, which opened on May 29, 2012. It also includes our Casino Rama management service contract, Hollywood Casino Columbus, which is currently under construction and scheduled to open early in the fourth quarter of 2012, and the Mahoning Valley and Dayton Raceway projects which we anticipate completing in 2014.

The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Zia Park Casino, and M Resort.

The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, and includes our 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway.

The Other category consists of our standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and our joint venture interests in Sam Houston Race Park, Valley Race Park and Freehold Raceway. It also included our joint venture interest in the Maryland Jockey Club which was sold in July 2011. If we are successful in obtaining gaming operations at these locations, they would be assigned to one of our regional executives and reported in their respective reportable segment. The Other category also includes our corporate overhead operations which does not meet the definition of an operating segment under Accounting Standards Codification 280, “Segment Reporting,” and our Bullwhackers property.

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

We believe our strengths include our relatively low leverage ratios compared to the regional casino companies that we directly compete against and the ability of our operations to generate positive cash flow. These two factors have allowed us to develop what we believe to be attractive future growth opportunities. We have also made investments in joint ventures and certain racetrack operations that we believe may allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions.

Financial Highlights:

We reported net revenues and income from operations of $712.6 million and $128.0 million, respectively, for the three months ended June 30, 2012 compared to $687.9 million and $140.6 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $1,448.6 million and $270.6 million, respectively, for the six months ended June 30, 2012 compared to $1,354.9 million and $263.3 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, were:

•                  Increases in net revenues of $30.0 million and $112.3 million for the three and six months ended June 30, 2012, respectively, and increases in income from operations of $7.2 million and $31.4 million for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, from our East/West segment. This was primarily due to the acquisition of the M Resort on June 1, 2011, an increase in gaming revenue at Hollywood Casino at Charles Town Races primarily due to the continued impact from the introduction of table games in July 2010 coupled with mild weather in the first quarter of 2012, and an increase in gaming revenue at Hollywood Casino Perryville primarily due to continued growth in this relatively new gaming market as well as mild weather in the first quarter of 2012. Additionally, our East/West segment results were favorably impacted by the introduction of table games at Hollywood Casino Bangor on March 16, 2012 and an increase in gaming revenue at Zia Park Casino.

•                  New competition in our Midwest segment, namely a new casino opening in July 2011 near Hollywood Casino Aurora and Hollywood Casino Joliet, as well as a recent opening on June 1, 2012 of a new racino in Columbus, Ohio which has negatively impacted Hollywood Casino Lawrenceburg. This impact was partially mitigated by the expiration of the 3% surcharge in July 2011 for Hollywood Casino Aurora and Hollywood Casino Joliet, as well as decreased marketing and payroll costs at these three properties due to a realignment of costs with business demand.

•                  The opening of Hollywood Casino Toledo on May 29, 2012.

•                  Income from operations at our Midwest segment was also impacted by a pre-tax insurance gain of $16.8 million and $18.5 million at Hollywood Casino Joliet during the three and six months ended June 30, 2011, respectively.

•                  The February 3, 2012 opening of our joint venture, Hollywood Casino at Kansas Speedway, which negatively impacted the results at our Argosy Riverside property in our Southern Plains segment.

•                  Income from operations at our Southern Plains segment was also impacted by a pre-tax insurance gain of $3.4 million and $7.2 million at Hollywood Casino Tunica during the three and six months ended June 30, 2012, respectively, compared to pre-tax insurance loss at Hollywood Casino Tunica of $5.2 million for the three and six months ended June 30, 2011.

•                  Management’s continued focus on cost management that has resulted in improved operating margins at 12 of our 16 gaming facilities, that we operated in both periods, for the six months ended June 30, 2012 compared to the corresponding period in the prior year.

•                  Net income decreased by $9.3 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, but increased by $17.8 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to the variances explained above, and an increase in income taxes partially offset by lower interest expense.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

Midwest

•                  The Hollywood Casino Columbus project, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is under construction with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. We expect that Hollywood Casino Columbus will open early in the fourth quarter of 2012. Hollywood Casino Toledo, a $320 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, opened on May 29, 2012 and features 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Additionally, in June 2011, we agreed to pay an additional $110 million over ten years to the State of Ohio in return for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period.

•                  In March 2012, we announced that we had entered into a non-binding memorandum of understanding (“MOU”) with the State of Ohio that establishes a framework for relocating our existing racetracks in Toledo and Grove City to Dayton and Austintown (located in the Mahoning Valley), respectively, where we intend to develop new integrated racing and gaming facilities, each budgeted at approximately $275 million inclusive of license and relocation fees but excluding potential credits of up to $25 million per facility for qualifying costs incurred at our Raceway Park and Beulah Park racetracks.  Pursuant to this arrangement, we would pay the state a $75 million relocation fee per facility and the Ohio Lottery Commission would retain 33.5% of video lottery terminal revenues.  In addition, the MOU restricts any other gaming facility from being located within 50 miles of our Columbus and Toledo casinos, as well as our relocated racetracks, with certain exceptions. In June 2012, we announced that we had formally filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. The new Austintown facility, which will be a thoroughbred track, will be located on 184 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility, a standardbred track, will be located on 125 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. Both of the new racetrack facilities will feature up to 1,500 video lottery terminals, as well as various restaurants, bars and other amenities.

•                  On October 21, 2011, The Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. We, along with the other two casinos in Ohio, have filed motions for judgment on the pleadings. Oral argument on the motions was held in April 2012. In May 2012, the complaint was dismissed; however, the plaintiffs have now filed an appeal.

•                  In July 2011, we entered into a new interim agreement with the Ontario Lottery and Gaming Corporation (“OLGC”) for the operation of the Casino Rama facility through March 31, 2012, which was subsequently extended in January 2012 for an additional six months through September 30, 2012. In March 2012, the OLGC canceled its process of evaluating bids for a new five year operating contract for the facility (which included a limit on operating fees exceeding $5 million per year). Although the bid process has been canceled and the parties are constructively discussing another extension, there can be no assurance that the OLGC will select us to manage the property beyond September 30, 2012.

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

•                  On June 1, 2012, a new racino at Scioto Downs in Columbus, Ohio opened, which has had a negative impact on Hollywood Casino Lawrenceburg’s financial results. In addition, a proposed casino in Cincinnati, Ohio is anticipated to open in 2013. This new facility will have a significant adverse impact on Hollywood Casino Lawrenceburg. Additionally, new racinos in Ohio are planned at Lebanon Raceway and River Downs, which is located in Cincinnati, Ohio. Lebanon Raceway hopes to begin construction in 2012 with a fall 2013 completion date. An expected opening date for River Downs is unknown at this time. Both Lebanon Raceway and River Downs have filed applications for a license and can seek to install up to 2,500 video lottery terminals. We anticipate the opening of these new racinos will have an adverse impact on Hollywood Casino Lawrenceburg.

East/West

•                  In our East/West segment, the proposed casino complex at the Arundel Mills mall in Anne Arundel, Maryland opened on June 6, 2012, and plans to significantly increase its slot machine offerings by the end of 2012. Hollywood Casino at Charles Town Races and Hollywood Casino Perryville will face increased competition and their results have been and will continue to be negatively impacted by the opening of this casino. In addition, the Maryland Legislature recently adjourned without taking action on a proposed gaming expansion bill which could potentially bring a sixth casino to Maryland, the latest version of which excluded our Rosecroft property as an eligible slots location, and table games to all Maryland casinos. However, in late July, the Governor announced he is calling a Special Session of the Legislature on August 9th to consider gaming expansion at which time we will continue to aggressively push for the inclusion of Rosecroft Raceway as a potential sixth gaming location in the state at the current gaming tax levels.  If legislation is passed that authorizes the selection of another gaming site in Prince George County, Maryland rather than Rosecroft Raceway, our results of operations would be adversely impacted as it would present increased competition for our Hollywood Casino at Charles Town Races and Hollywood Casino Perryville facilities.

•                  Hollywood Casino Bangor introduced table games on March 16, 2012 with the addition of six blackjack tables, a roulette table and seven poker tables. Table games were approved by voters in Penobscot County in November 2011.

Southern Plains

•                  On May 7, 2012, we announced that we have entered into a definitive agreement to acquire 100% of the equity of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment for a purchase price of approximately $610 million. While the acquisition is a stock transaction, it will be treated as an asset transaction for tax purposes. This will enable us to amortize the goodwill and other fair value adjustments for tax purposes. The acquisition reflects the continuing efforts of the Company to expand its regional operating platform with a facility in a large metropolitan market. The transaction is subject to customary closing conditions and regulatory approvals and, upon closing, we will re-brand Harrah’s St. Louis with our Hollywood-themed brand. The purchase price of the transaction will be funded through an add-on to our senior secured credit facility. Harrah’s St. Louis is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I-70 and approximately 22 miles northwest of downtown St. Louis. The facility is situated on over 294 acres along the Missouri River and features approximately 109,000 square feet of gaming space with approximately 2,100 slot machines, 59 table games, 21 poker tables, a 500 guestroom hotel, nine dining and entertainment venues and structured and surface parking.

•                  Kansas Entertainment opened its $391 million facility, inclusive of licensing fees, on February 3, 2012. The facility features a 95,000 square foot casino with approximately 2,000 slot machines, 52 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. We and International Speedway Corporation shared equally in the cost of developing and constructing Hollywood Casino at Kansas Speedway. Our share of the project is anticipated to be approximately $145 million of which we have incurred $135.6 million through June 30, 2012. The opening of this casino has and will continue to negatively impact the financial results of our Argosy Riverside property due to their close proximity to one another.

•                  On May 1, 2011, Hollywood Casino Tunica was forced to close as a result of flooding by the Mississippi River. Due to the flooding, access to the property was temporarily cut-off and the property sustained minor damage. The property reopened on May 25, 2011. At the time of the flood, we carried property insurance coverage with a flood limit of $300 million for both property damage and business interruption applicable to this event. This coverage included a $5 million property damage and two day business interruption deductible for the peril of flood. We have received $15.4 million in insurance proceeds related to the flood at Hollywood Casino Tunica, with $3.4 million and $8.4 million received during the three and six months ended June 30, 2012, respectively. As the insurance recovery amount exceeded the net book value of assets believed to be damaged and other costs incurred as a result of the flood, we recorded a pre-tax gain of $3.4 million and $7.2 million during the three and six months ended June 30, 2012, respectively. During the second quarter of 2012, the insurance claim for the flood at Hollywood Casino Tunica was settled and as such no further proceeds will be received.

•                  Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a Qualified Sponsoring Organization (“QSO”). The agreement between our gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (the “Belle”) and its QSO, Missouri River Historical Development, Inc. (“MRHD”), was set to expire in early July 2012, but was extended through the August 23, 2012 Iowa Racing and Gaming Commission (“IRGC”) meeting.  On July 12, when presented with an extension of our QSO/operating agreement for our Sioux City facility through March 2015, the IRGC failed to approve the extension and urged a shorter extension.  The IRGC also announced at the same meeting the schedule for requests for proposals for a new land based Woodbury County casino.  Applications and financing proposals will be due by November 15, 2012 and the IRGC is expected to award that license to a gaming operator and a QSO by April 18, 2013.  On July 6, 2012, the Belle filed a lawsuit against the IRGC, challenging the gaming regulators ruling to open up the gaming license to bidding for the land based casino on a variety of legal claims.  Further, the Belle’s ability to continue its operations may also be impacted by its ability to renew or extend its existing docking lease, which expires in January 2013, or to locate a suitable site to construct a land-based facility. Our Argosy Casino Sioux City facility has goodwill and other intangible assets of $92.8 million, along with property and equipment, net of $10.9 million at June 30, 2012. Additionally, this facility had net revenues and income from operations of $29.8 million and $9.6 million, respectively, for the six months ended June 30, 2012, which represented 2.1% and 3.5% of the Company’s consolidated results.  Any disruptions in Argosy Casino Sioux City’s operations related to the items described above could result in a significant non-cash impairment charge in future periods as well as the loss of future earnings associated from this property.

•                  Construction on a new riverboat casino and hotel in Baton Rouge, Louisiana has begun with a planned opening in August 2012. The opening of this riverboat casino will have an adverse effect on the financial results of Hollywood Casino Baton Rouge. In addition, a casino in Biloxi opened in late May 2012, which will have an adverse effect on the financial results of our Boomtown Biloxi property.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual

Report on Form 10-K for the year ended December 31, 2011. There has been no material change to these estimates for the six months ended June 30, 2012.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our pending acquisition of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment), jurisdictional expansions (such as the February 2012 opening of a casino through a joint venture in Kansas, the May 2012 opening of Hollywood Casino Toledo, the anticipated opening of Hollywood Casino Columbus early in the fourth quarter of 2012 and the opening of video lottery terminal facilities at two racetracks in Ohio which are expected to commence operations in 2014), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and more recently at Hollywood Casino Bangor in March 2012) and expansions/improvements of existing properties.

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Kansas where we opened a casino through a joint venture in February 2012, in Ohio where we have opened a casino in Toledo in May 2012 and plan to open a casino in Columbus early in the fourth quarter of 2012, and in Maryland where we opened Hollywood Casino Perryville on September 27, 2010) and increased competitive threats to business at our existing properties (such as the introduction of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, an additional casino in Illinois which opened on July 18, 2011, gaming expansion in Baton Rouge, Louisiana, and the introduction of tavern licenses in several states).

•                  The actions of government bodies can affect our operations in a variety of ways. For instance, the continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes or via an expansion of gaming. In addition, government bodies may restrict, prevent or negatively impact operations in the jurisdictions in which we do business (such as the implementation of smoking bans).

•                 The continued demand for, and our emphasis on, slot wagering entertainment at our properties.

•                  The successful execution of the development and construction activities currently underway at a number of our facilities, as well as the risks associated with the costs, regulatory approval and the timing of these activities.

•                  The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our operating results and our ability to continue to access financing at favorable terms.

The results of operations for the three and six months ended June 30, 2012 and 2011 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Gaming	$634,846	$622,873	$1,290,923	$1,231,984
Food, beverage and other	109,955	94,391	222,863	179,680
Management service fee	3,614	4,037	7,057	7,354
Revenues	748,415	721,301	1,520,843	1,419,018
Less promotional allowances	(35,864)	(33,422)	(72,233)	(64,116)
Net revenues	712,551	687,879	1,448,610	1,354,902

Operating expenses:
Gaming	330,875	327,033	671,044	647,789
Food, beverage and other	84,985	75,257	172,789	143,849
General and administrative	115,251	102,322	231,248	205,798
Depreciation and amortization	56,791	54,230	110,128	107,388
Insurance recoveries, net of deductible charges	(3,366)	(11,555)	(7,229)	(13,249)
Total operating expenses	584,536	547,287	1,177,980	1,091,575
Income from operations	$128,015	$140,592	$270,630	$263,327

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2012 and 2011 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended June 30,	2012	2011	2012	2011
	(in thousands)

Midwest	$217,975	$214,403	$47,139	$69,809
East/West	348,652	318,614	76,732	69,485
Southern Plains	137,405	146,509	37,532	29,284
Other	8,519	8,353	(33,388)	(27,986)
Total	$712,551	$687,879	$128,015	$140,592

	Net Revenues		Income (loss) from Operations
Six Months Ended June 30,	2012	2011	2012	2011
	(in thousands)

Midwest	$423,086	$428,214	$93,422	$122,484
East/West	719,281	606,997	160,622	129,223
Southern Plains	287,125	301,600	82,243	68,793
Other	19,118	18,091	(65,657)	(57,173)
Total	$1,448,610	$1,354,902	$270,630	$263,327

Revenues

Revenues for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2012	2011	Variance	Variance
Gaming	$634,846	$622,873	$11,973	1.9%
Food, beverage and other	109,955	94,391	15,564	16.5%
Management service fee	3,614	4,037	(423)	(10.5)%
Revenues	748,415	721,301	27,114	3.8%
Less promotional allowances	(35,864)	(33,422)	(2,442)	(7.3)%
Net revenues	$712,551	$687,879	$24,672	3.6%

Six Months Ended June 30,	2012	2011	Variance	Variance
Gaming	$1,290,923	$1,231,984	$58,939	4.8%
Food, beverage and other	222,863	179,680	43,183	24.0%
Management service fee	7,057	7,354	(297)	(4.0)%
Revenues	1,520,843	1,419,018	101,825	7.2%
Less promotional allowances	(72,233)	(64,116)	(8,117)	(12.7)%
Net revenues	$1,448,610	$1,354,902	$93,708	6.9%

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

Gaming revenue

Gaming revenue increased by $12.0 million, or 1.9%, and $58.9 million, or 4.8%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to the variances explained below.

Gaming revenue for our East/West segment increased by $20.3 million, or 7.2%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011 and an increase in gaming revenue at Hollywood Casino at Charles Town Races primarily due to the continued impact from the introduction of table games in July 2010 partially offset by a slight impact from the partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012. Additionally, our East/West segment results were favorably impacted by the introduction of table games at Hollywood Casino Bangor on March 16, 2012 and an increase in gaming revenue at Zia Park Casino.

Gaming revenue for our East/West segment increased by $82.6 million, or 15.1%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011, an increase in gaming revenue at Hollywood Casino at Charles Town Races primarily due to the continued impact from the introduction of table games in July 2010 coupled with mild weather in the first quarter of 2012, an increase in gaming revenue at Hollywood Casino Perryville primarily due to continued growth in this relatively new gaming market as well as mild weather in the first quarter of 2012, the introduction of table games at Hollywood Casino Bangor on March 16, 2012, and an increase in gaming revenue at Zia Park Casino.

We anticipate a significant decline in gaming revenue in our East/West segment in the second half of 2012, particularly at our Hollywood Casinos at Charles Town Races and Perryville. This is due to the recent June 2012 partial opening of a casino complex in Maryland, which we anticipate will significantly expand its slot machine offerings in the second half of 2012.

Gaming revenue for our Midwest segment increased by $1.6 million, or 0.8%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to the opening of Hollywood Casino Toledo on May 29, 2012, which generated $22.7 million of gaming revenue for the three months ended June 30, 2012. Our other properties in our Midwest segment had revenue declines primarily due to the impact of new competition, namely a new casino opening in July 2011 near Hollywood Casino Aurora and Hollywood Casino Joliet, as well as a recent opening on June 1, 2012 of a new racino in Columbus, Ohio which has negatively impacted Hollywood Casino Lawrenceburg.

Gaming revenue for our Midwest segment decreased by $7.4 million, or 1.8%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to decreases in gaming revenues at the properties which were negatively impacted by new competition previously mentioned above, which were partially offset by $22.7 million in gaming revenues generated from the opening of Hollywood Casino Toledo on May 29, 2012.

We expect a significant increase in gaming revenue in our Midwest segment in the second half of 2012 due to the May 29th opening of Hollywood Casino Toledo and the opening of Hollywood Casino Columbus which is expected to open early in the fourth quarter of 2012.

Gaming revenue for our Southern Plains segment decreased by $9.3 million, or 6.9%, and $15.0 million, or 5.3%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to a decrease in gaming revenue at Argosy Casino Riverside primarily due to the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012.

Food, beverage and other revenue

Food, beverage and other revenue increased by $15.6 million, or 16.5%, and $43.2 million, or 24.0%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

Promotional allowances

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as “promotional allowances”.  Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.  Promotional allowances increased by $2.4 million, or 7.3%, and $8.1 million, or 12.7%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2012	2011	Variance	Variance
Gaming	$330,875	$327,033	$3,842	1.2%
Food, beverage and other	84,985	75,257	9,728	12.9%
General and administrative	115,251	102,322	12,929	12.6%
Depreciation and amortization	56,791	54,230	2,561	4.7%
Insurance recoveries, net of deductible charges	(3,366)	(11,555)	8,189	70.9%
Total operating expenses	$584,536	$547,287	$37,249	6.8%

				Percentage
Six Months Ended June 30,	2012	2011	Variance	Variance
Gaming	$671,044	$647,789	$23,255	3.6%
Food, beverage and other	172,789	143,849	28,940	20.1%
General and administrative	231,248	205,798	25,450	12.4%
Depreciation and amortization	110,128	107,388	2,740	2.6%
Insurance recoveries, net of deductible charges	(7,229)	(13,249)	6,020	45.4%
Total operating expenses	$1,177,980	$1,091,575	$86,405	7.9%

Gaming expense

Gaming expense increased by $3.8 million, or 1.2%, and $23.3 million, or 3.6%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to the variances explained below.

Gaming expense for our East/West segment increased by $8.6 million, or 5.1%, and $37.7 million, or 11.5%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011 and an overall increase in gaming taxes resulting from increased taxable gaming revenue mentioned above at Hollywood Casino at Charles Town Races and Hollywood Casino Perryville, as well as to a lessor extent at Hollywood Casino Bangor and Zia Park Casino.

Gaming expense for our Midwest segment decreased by $0.9 million, or 0.9%, and $8.0 million, or 3.8%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue for Hollywood Casino Joliet, Hollywood Casino Aurora and Hollywood Casino Lawrenceburg primarily due to previously mentioned new competition, as well as the expiration of the 3% surcharge in July 2011 for Hollywood Casino Joliet and Hollywood Casino Aurora which had been required to subsidize local horse racing interests.  These properties also had decreased marketing and payroll costs for the three and six months ended June 30, 2012 compared to the corresponding period in the prior year due to realignment of costs with decreased business demand resulting from the new competition.  These decreases were partially offset by the opening of Hollywood Casino Toledo on May 29, 2012.

Gaming expense for our Southern Plains segment decreased by $3.8 million, or 7.4%, and $6.1 million, or 5.8%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Argosy Casino Riverside, as well as decreased payroll costs at this property due to realignment of costs associated with lower business demand subsequent to the opening of our joint venture at Hollywood Casino at Kansas Speedway.

Food, beverage and other expenses

Food, beverage and other expenses increased by $9.7 million, or 12.9%, and $28.9 million, or 20.1%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

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

General and administrative expenses increased by $12.9 million, or 12.6%, and $25.5 million, or 12.4%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to the variances explained below.

General and administrative expenses for our East/West segment increased by $4.2 million, or 15.4%, and $11.5 million, or 22.1%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

General and administrative expenses for our Midwest segment increased by $4.4 million, or 17.5%, and $6.1 million, or 12.0%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to the opening of Hollywood Casino Toledo on May 29, 2012. Additionally, costs associated with the anticipated early fourth quarter opening of Hollywood Casino Columbus were offset by declines at our other properties in the Midwest segment which had reduced costs in light of lower business volumes due to new competition.

General and administrative expenses for Other increased by $4.5 million, or 18.5%, and $7.9 million, or 15.7%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to increased compensation costs to support our growing organization, as well as to a lessor extent transaction costs of $0.8 million incurred in the second quarter of 2012 for the acquisition of Harrah’s St. Louis.

Depreciation and amortization expense

Depreciation and amortization expense increased by $2.6 million, or 4.7%, and $2.7 million, or 2.6%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to the variances explained below.

Depreciation and amortization expense for our Midwest segment increased by $4.0 million, or 25.9%, and $5.9 million, or 19.0%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to the opening of Hollywood Casino Toledo on May 29, 2012.

Depreciation and amortization expense for our East/West segment increased by $0.7 million, or 3.2%, and $2.3 million, or 5.6%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

Depreciation and amortization expense for our Southern Plains segment decreased by $3.6 million, or 24.5%, and $6.9 million, or 23.4%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to decreased depreciation and amortization expense at Hollywood Casino Bay St. Louis and Boomtown Biloxi primarily related to replacement assets that were purchased after Hurricane Katrina being fully depreciated in third quarter of 2011.

Insurance recoveries, net of deductible charges

Insurance recoveries, net of deductible charges during the three and six months ended June 30, 2012 were related to a pre-tax insurance gain of $3.4 million and $7.2 million, respectively, for the flood at Hollywood Casino Tunica. Insurance recoveries, net of deductible charges during the three months and six months ended June 30, 2011 were related to a pre-tax insurance gain of $16.8 million and $18.5 million, respectively, for a fire at Hollywood Casino Joliet, partially offset by a pre-tax insurance loss of $5.2 million for the flood at Hollywood Casino Tunica for the three and six months ended June 30, 2011.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2012	2011	Variance	Variance
Interest expense	$(17,823)	$(26,109)	$8,286	31.7%
Interest income	246	96	150	156.3%
Gain from unconsolidated affiliates	1,054	431	623	144.5%
Other	1,474	(701)	2,175	310.3%
Total other expenses	$(15,049)	$(26,283)	$11,234	42.7%

				Percentage
Six Months Ended June 30,	2012	2011	Variance	Variance
Interest expense	$(35,866)	$(55,135)	$19,269	34.9%
Interest income	465	149	316	212.1%
Gain (loss) from unconsolidated affiliates	2,739	(1,923)	4,662	242.4%
Other	471	(2,344)	2,815	120.1%
Total other expenses	$(32,191)	$(59,253)	$27,062	45.7%

Interest expense

Interest expense decreased by $8.3 million, or 31.7%, and $19.3 million, or 34.9%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to the expiration of all interest rate swap contracts in 2011, redemption of our $250 million 6 ¾% senior subordinated notes in August 2011 and higher capitalized interest for the three and six months ended June 30, 2012 compared to the corresponding period in the prior year, all of which were partially offset by higher interest on our senior secured credit facility entered into in July 2011 primarily due to higher interest rates and to a lesser extent higher outstanding balances.  In 2011, we funded the redemption of our $250 million 6 ¾% senior subordinated notes with our revolving credit facility under the 2011 senior secured credit facility.

Gain (loss) from unconsolidated affiliates

We recorded a gain from unconsolidated affiliates of $1.1 million and $2.7 million for the three and six months ended June 30, 2012, respectively, primarily due to our share of earnings from Kansas Entertainment for the three and six months ended June 30, 2012 which opened in February 2012.

Other

Other changed by $2.2 million, or 310.3%, and $2.8 million, or 120.1%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to foreign currency translation gains for the three and six months ended June 30, 2012, as compared to foreign currency translation losses for the three and six months ended June 30, 2011.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 41.0% and 39.1% for the three and six months ended June 30, 2012, respectively, as compared to 33.5% and 37.5% for the three and six months ended June 30, 2011, respectively.  The primary reason for the increase is due to the reversal of previously recorded unrecognized tax benefits in the second quarter of 2011 for years that either have been favorably settled or where the statute of limitations has lapsed.

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

Net cash provided by operating activities totaled $230.9 million and $291.0 million for the six months ended June 30, 2012 and 2011, respectively.  The decrease in net cash provided by operating activities of $60.1 million for the six months ended June 30, 2012 compared to the corresponding period in the prior year is comprised primarily of an increase in income tax payments of $86.4 million, cash paid to employees of $35.0 million and cash paid to suppliers and vendors of $30.2 million, and a decrease in insurance recoveries of $6.0 million, all of which were partially offset by an increase in cash receipts from customers of $92.7 million and a decrease in interest payments of $18.5 million. The increase in cash receipts collected from our customers and the increase in higher cash payments for operating expenses for the six months ended June 30, 2012 compared to the prior year was primarily due to the previously discussed growth in our East/West segment. The increase in cash paid to employees for the six months ended June 30, 2012 compared to the prior year was primarily due to the acquisition of the M Resort on June 1, 2011 and the opening of Hollywood Casino Toledo in late May 2012. Additionally, the increase in income tax payments was primarily due to significantly higher taxable income for the six months ended June 30, 2012 compared to the corresponding period in the prior year primarily due to higher levels of pre-tax book income coupled with legislation passed in the later part of 2010, “Tax Relief Act of 2010,” that allowed 100 percent bonus depreciation for qualifying new assets acquired and placed in service through 2011.

Net cash used in investing activities totaled $325.5 million and $144.8 million for the six months ended June 30, 2012 and 2011, respectively. Net cash used in investing activities for the six months ended June 30, 2012 included expenditures for property and equipment, net of reimbursements totaling $254.2 million, a gaming license payment of $50.0 million in connection with the May 29, 2012 opening of Hollywood Casino Toledo, and investment in joint ventures of $39.6 million, all of which were partially offset by a decrease in cash in escrow of $15.5 million and proceeds from the sale of property and equipment totaling $2.8 million. The increase in net cash used in investing activities of $180.7 million for the six months ended June 30, 2012 compared to the corresponding period in the prior year was primarily due to increased expenditures for property and equipment of $146.9 million as a result of increased expenditures at our two new facilities in Ohio and the $50.0 million gaming license payment for Hollywood Casino Toledo.

Net cash provided by (used in) financing activities totaled $60.3 million and $(70.6) million for the six months ended June 30, 2012 and 2011, respectively. The increase in net cash provided by financing activities for the six months ended June 30, 2012 compared to the corresponding period in the prior year was primarily due to an increase in borrowings under our revolver in our senior secured credit facility, primarily used for our increased expenditures in Ohio.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2012, and actual expenditures for the six months ended June 30, 2012 (excluding licensing fees). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2012.

Property	Expected for Year Ending December 31, 2012	Expenditures for Six Months Ended June 30, 2012	Balance to Expend in 2012
	(in millions)

Midwest	$351.8	$198.5	$153.3
East/West	8.4	2.9	5.5
Southern Plains	3.1	0.4	2.7
Other	0.2	0.1	0.1
Total	$363.5	$201.9	$161.6

In November 2009, the “Ohio Jobs and Growth Plan,” a casino ballot proposal calling for an amendment to Ohio’s Constitution to authorize casinos in the state’s four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. Hollywood Casino Toledo, a $320 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, opened on May 29, 2012 and features 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. The Hollywood Casino Columbus project, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, is under construction, with a planned casino opening of up to 3,000 slot machines, 70 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. We expect the opening of Hollywood Casino Columbus to occur early in the fourth quarter of 2012.  We have incurred cumulative costs of $294.2 million and $195.3 million as of June 30, 2012 for Hollywood Casino Toledo and Hollywood Casino Columbus, respectively.

During the six months ended June 30, 2012, we spent approximately $52.3 million for capital maintenance expenditures, with $12.4 million at our Midwest segment, $23.7 million at our East/West segment, $12.4 million at our Southern Plains segment, and $3.8 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2012 to date.

Debt

Our senior secured credit facility had a gross outstanding balance of $1,776.5 million at June 30, 2012, consisting of $369.0 million drawn under the revolving credit facility, a $665.0 million Term Loan A facility, and a $742.5 million Term Loan B facility. Additionally, at June 30, 2012, we were contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.9 million, resulting in $307.1 million of available borrowing capacity as of June 30, 2012 under the revolving credit facility.

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

At June 30, 2012, we were in compliance with all required financial covenants.

Outlook

Based on our current level of operations and anticipated earnings growth, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility (including amounts that can be obtained for the pending Harrah’s St. Louis acquisition, see Note 4 for further details), will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings growth will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the senior subordinated notes, to retire or redeem the senior subordinated notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the risk related to our capital structure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at June 30, 2012 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2012.

	07/01/12 - 06/30/13	07/01/13 - 06/30/14	07/01/14 - 06/30/15	07/01/15 - 06/30/16	07/01/16 - 06/30/17	Thereafter	Total	Fair Value 6/30/12
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$325,000	$325,000	$359,938
Average interest rate						8.75%

Variable rate	$42,500	$60,000	$77,500	$60,000	$831,500	$705,000	$1,776,500	$1,775,609
Average interest rate (1)	2.46%	2.54%	2.71%	2.95%	3.01%	4.41%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any common equity securities during the three months ended June 30, 2012.

ITEM 3 — Defaults upon Senior Securities

Not applicable.

ITEM 4 — Mine Safety Disclosures

None.

ITEM 5 — Other information

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1*

Equity Interest Purchase Agreement dated as of May 7, 2012 by and among Penn National Gaming, Inc., as Buyer, Harrah’s Maryland Heights, LLC, as the Company, Caesars Entertainment Operating Company, Inc., Harrah’s Maryland Heights Operating Company, and Players Maryland Heights Nevada, LLC together, as Sellers and Caesars Entertainment Corporation, as Parent

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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.

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

PENN NATIONAL GAMING, INC.

August 2, 2012	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1*

Equity Interest Purchase Agreement dated as of May 7, 2012 by and among Penn National Gaming, Inc., as Buyer, Harrah’s Maryland Heights, LLC, as the Company, Caesars Entertainment Operating Company, Inc., Harrah’s Maryland Heights Operating Company, and Players Maryland Heights Nevada, LLC together, as Sellers and Caesars Entertainment Corporation, as Parent

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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.

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