Form 10-Q
period 2012-09-30
PENN NATIONAL GAMING INC
filed 2012-11-05
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of October 31, 2012
Common Stock, par value $.01 per share	76,690,695 (includes 286,255 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations. Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to receive and maintain, or delays in obtaining, the regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, including favorable resolution of any related litigation, including the appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio and certain lawsuits to protect our interests in Iowa; our ability to secure state and local permits and approvals necessary for construction; construction factors, including delays, unexpected remediation costs, local opposition and increased cost of labor and materials; our ability to successfully integrate Harrah’s St. Louis into our existing business; our ability to reach agreements with the thoroughbred and harness horseman in Ohio and to otherwise maintain agreements with the horseman in other jurisdictions, pari-mutuel clerks and other organized labor groups; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as the expansion of gaming under consideration in Maryland and Illinois or a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the emergence of new competitors (traditional and internet based); increases in any form of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities and to agree to terms with partners for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings; changes in accounting standards; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$217,432	$238,440
Receivables, net of allowance for doubtful accounts of $3,816 and $4,115 at September 30, 2012 and December 31, 2011, respectively	56,851	55,455
Insurance receivable	—	1,072
Prepaid expenses	81,658	39,801
Deferred income taxes	36,146	32,306
Other current assets	47,040	48,715
Total current assets	439,127	415,789
Property and equipment, net	2,495,122	2,277,200
Other assets
Investment in and advances to unconsolidated affiliates	208,748	174,116
Goodwill	1,176,358	1,180,359
Other intangible assets	526,382	421,593
Debt issuance costs, net of accumulated amortization of $9,530 and $4,860 at September 30, 2012 and December 31, 2011, respectively	28,656	33,310
Other assets	93,803	103,979
Total other assets	2,033,947	1,913,357
Total assets	$4,968,196	$4,606,346

Liabilities
Current liabilities
Current maturities of long-term debt	$46,974	$44,559
Accounts payable	57,605	39,582
Accrued expenses	108,588	113,699
Accrued interest	11,409	17,947
Accrued salaries and wages	88,161	85,285
Gaming, pari-mutuel, property, and other taxes	59,480	49,559
Income taxes	—	5,696
Insurance financing	2,561	16,363
Other current liabilities	61,810	53,650
Total current liabilities	436,588	426,340

Long-term liabilities
Long-term debt, net of current maturities	2,129,475	1,998,606
Deferred income taxes	174,155	167,576
Noncurrent tax liabilities	21,411	33,872
Other noncurrent liabilities	7,686	8,321
Total long-term liabilities	2,332,727	2,208,375

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,275 shares issued and outstanding at September 30, 2012 and December 31, 2011)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 76,661,686 and 76,213,126 shares issued at September 30, 2012 and December 31, 2011, respectively)	761	756
Additional paid-in capital	1,420,169	1,385,355
Retained earnings	774,934	583,202
Accumulated other comprehensive income	3,017	2,318
Total shareholders’ equity	2,198,881	1,971,631
Total liabilities and shareholders’ equity	$4,968,196	$4,606,346

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues
Gaming	$633,836	$636,389	$1,924,759	$1,868,373
Food, beverage and other	103,735	109,681	326,598	289,361
Management service fee	4,347	4,476	11,404	11,830
Revenues	741,918	750,546	2,262,761	2,169,564
Less promotional allowances	(34,874)	(39,641)	(107,107)	(103,757)
Net revenues	707,044	710,905	2,155,654	2,065,807

Operating expenses
Gaming	327,489	331,496	998,533	979,285
Food, beverage and other	80,875	87,952	253,664	231,801
General and administrative	137,615	108,897	368,863	314,695
Depreciation and amortization	62,399	52,195	172,527	159,583
Insurance recoveries, net of deductible charges	—	30	(7,229)	(13,219)
Total operating expenses	608,378	580,570	1,786,358	1,672,145
Income from operations	98,666	130,335	369,296	393,662

Other income (expenses)
Interest expense	(19,953)	(23,514)	(55,819)	(78,649)
Interest income	218	68	683	217
Gain from unconsolidated affiliates	807	17,293	3,546	15,370
Loss on early extinguishment of debt	—	(17,838)	—	(17,838)
Other	(1,954)	2,737	(1,483)	393
Total other expenses	(20,882)	(21,254)	(53,073)	(80,507)

Income from operations before income taxes	77,784	109,081	316,223	313,155
Taxes on income	31,338	38,278	124,491	114,835
Net income	$46,446	$70,803	$191,732	$198,320

Earnings per common share:
Basic earnings per common share	$0.49	$0.73	$2.03	$2.05
Diluted earnings per common share	$0.44	$0.66	$1.81	$1.85

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$46,446	$70,803	$191,732	$198,320
Other comprehensive income, net of tax:
Change in fair value of interest rate swap contracts
Unrealized holding losses arising during the period on effective hedges, net of income tax benefit of $9 and $252, respectively	—	(16)	—	(446)
Less: Reclassification adjustments for losses included in net income, net of income taxes of $999 and $4,852, respectively	—	1,773	—	8,608
Change in fair value of interest rate swap contracts, net	—	1,757	—	8,162
Foreign currency translation adjustment during the period	732	(1,107)	565	(610)
Unrealized holding gains (losses) on corporate debt securities arising during the period	49	(546)	134	364
Other comprehensive income	781	104	699	7,916
Comprehensive income	$47,227	$70,907	$192,431	$206,236

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2010	12,275	$—	78,414,022	$779	$1,446,932	$337,940	$(7,885)	$1,777,766
Stock option activity, including tax benefit of $2,317	—	—	462,009	5	27,714	—	—	27,719
Share activity	—	—	(755,517)	(8)	(27,028)	—	—	(27,036)
Restricted stock activity	—	—	95,995	—	3,319	—	—	3,319
Change in fair value of interest rate swap contracts, net of income taxes of $4,600	—	—	—	—	—	—	8,162	8,162
Change in fair value of corporate debt securities	—	—	—	—	—	—	364	364
Foreign currency translation adjustment	—	—	—	—	—	—	(610)	(610)
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities, net of income taxes of $1,068	—	—	—	—	—	2,911	—	2,911
Net income	—	—	—	—	—	198,320	—	198,320
Balance, September 30, 2011	12,275	$—	78,216,509	$776	$1,450,937	$539,171	$31	$1,990,915

Balance, December 31, 2011	12,275	$—	76,213,126	$756	$1,385,355	$583,202	$2,318	$1,971,631
Stock option activity, including tax benefit of $2,932	—	—	452,636	5	31,465	—	—	31,470
Restricted stock activity	—	—	(4,076)	—	3,349	—	—	3,349
Change in fair value of corporate debt securities	—	—	—	—	—	—	134	134
Foreign currency translation adjustment	—	—	—	—	—	—	565	565
Net income	—	—	—	—	—	191,732	—	191,732
Balance, September 30, 2012	12,275	$—	76,661,686	$761	$1,420,169	$774,934	$3,017	$2,198,881

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Nine Months Ended September 30,	2012	2011
Operating activities
Net income	$191,732	$198,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,527	159,583
Amortization of items charged to interest expense	4,904	7,964
Gain on sale of fixed assets	(1,206)	(89)
Gain from unconsolidated affiliates	(3,546)	(15,370)
Distributions of earnings from unconsolidated affiliates	8,500	—
Loss on early extinguishment of debt	—	12,212
Deferred income taxes	4,447	24,946
Charge for stock-based compensation	22,195	18,456
(Increase) decrease, net of businesses acquired
Accounts receivable	(3,754)	6,522
Insurance receivable	1,072	(955)
Prepaid expenses and other current assets	12,002	3,212
Other assets	(7,714)	(1,646)
(Decrease) increase, net of businesses acquired
Accounts payable	(2,269)	3,599
Accrued expenses	(5,111)	(3,229)
Accrued interest	(6,538)	(11,496)
Accrued salaries and wages	2,876	(3,455)
Gaming, pari-mutuel, property and other taxes	9,921	4,367
Income taxes	(56,533)	34,700
Other current and noncurrent liabilities	7,525	2,493
Other noncurrent tax liabilities	(13,270)	(2,062)
Net cash provided by operating activities	337,760	438,072
Investing activities
Expenditures for property and equipment, net of reimbursements	(364,952)	(203,509)
Proceeds from sale of property and equipment	3,144	11,643
Insurance proceeds related to damaged property and equipment	—	3,862
Investment in joint ventures, net of proceeds received	(39,600)	(74,198)
Decrease in cash in escrow	15,800	29,900
Acquisitions of businesses and gaming licenses, net of cash acquired	(105,016)	9,585
Net cash used in investing activities	(490,624)	(222,717)
Financing activities
Proceeds from exercise of options	9,692	10,265
Repurchase of common stock	—	(27,036)
Proceeds from issuance of long-term debt, net of issuance costs	256,984	1,651,610
Principal payments on long-term debt	(133,950)	(1,881,872)
Increase in other long-term obligations	10,000	—
Proceeds from insurance financing	—	892
Payments on insurance financing	(13,802)	(10,095)
Tax benefit from stock options exercised	2,932	2,317
Net cash provided by (used in) financing activities	131,856	(253,919)
Net decrease in cash and cash equivalents	(21,008)	(38,564)
Cash and cash equivalents at beginning of year	238,440	246,385
Cash and cash equivalents at end of period	$217,432	$207,821

Supplemental disclosure
Cash paid for interest	$65,460	$85,381
Cash paid for income taxes	$186,436	$70,386

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of September 30, 2012, the Company owns, manages, or has ownership interests in twenty-seven facilities in the following nineteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. On October 8, 2012, the Company opened its twenty-eighth facility with Hollywood Casino Columbus in Ohio.

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

Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2011 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2011 financial information has been derived from the Company’s audited consolidated financial statements.

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

The amounts included in promotional allowances for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Rooms	$6,535	$7,231	$19,094	$17,970
Food and beverage	26,089	29,586	80,804	78,275
Other	2,250	2,824	7,209	7,512
Total promotional allowances	$34,874	$39,641	$107,107	$103,757

The estimated cost of providing such complimentary services for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Rooms	$2,337	$2,615	$7,000	$6,639
Food and beverage	18,095	20,383	54,750	56,647
Other	1,393	1,792	4,344	4,586
Total cost of complimentary services	$21,825	$24,790	$66,094	$67,872

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horseraces run at the Company’s racetracks in the period in which wagering occurs. For the three and nine months ended September 30, 2012, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $258.1 million and $801.6 million, respectively, as compared to $267.1 million and $801.6 million for the three and nine months ended September 30, 2011, respectively.

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

At September 30, 2012, the Company had outstanding 12,275 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three and nine months ended September 30, 2012 and 2011 under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$46,446	$70,803	$191,732	$198,320
Net income applicable to preferred stock	8,990	13,433	37,165	37,619
Net income applicable to common stock	$37,456	$57,370	$154,567	$160,701

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	76,336	78,242	76,196	78,264
Assumed conversion of dilutive employee stock-based awards	2,227	1,929	2,400	1,787
Assumed conversion of preferred stock	27,278	27,278	27,278	27,278
Diluted weighted-average common shares outstanding	105,841	107,449	105,874	107,329

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

Options to purchase 4,353,529 shares and 3,132,000 shares were outstanding during the three and nine months ended September 30, 2012, respectively, but were not included in the computation of diluted EPS because they were antidilutive. Options to purchase 2,786,303 shares and 2,855,652 shares were outstanding during the three and nine months ended September 30, 2011, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,`
	2012	2011	2012	2011
	(in thousands, except per share data)

Calculation of basic EPS:
Net income applicable to common stock	$37,456	$57,370	$154,567	$160,701
Weighted-average common shares outstanding	76,336	78,242	76,196	78,264
Basic EPS	$0.49	$0.73	$2.03	$2.05

Calculation of diluted EPS:
Net income	$46,446	$70,803	$191,732	$198,320
Diluted weighted-average common shares outstanding	105,841	107,449	105,874	107,329
Diluted EPS	$0.44	$0.66	$1.81	$1.85

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Stock based compensation expense for the three and nine months ended September 30, 2012 was $6.9 million and $22.2 million, respectively, as compared to $6.1 million and $18.5 million for the three and nine months ended September 30, 2011, respectively.  This expense is recognized ratably over the requisite service period following the date of grant.

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

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at September 30, 2012 and 2011:

	2012	2011

Risk-free interest rate	0.84%	2.04%
Expected volatility	45.78%	47.24%
Dividend yield	—	—
Weighted-average expected life (years)	6.64	5.77
Forfeiture rate	5.00%	5.00%

Beginning in the fourth quarter of 2010, the Company began issuing cash-settled phantom stock unit awards, which vest over a period of four to five years.  Cash-settled phantom stock unit awards entitle employees and directors to receive cash based on the fair value of the Company’s Common Stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30 “Compensation—Stock Compensation, Awards Classified as Liabilities.” As of September 30, 2012, there was $12.4 million of total unrecognized compensation cost that will be recognized over the grants remaining weighted average vesting period of 3.1 years. For the three and nine months ended September 30, 2012, the Company recognized $1.0 million and $3.5 million, respectively, of compensation expense associated with these awards, as compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2011, respectively.

Additionally, starting in 2011, the Company has issued stock appreciation rights to certain employees, which vest over a period of four years.  The Company’s stock appreciation rights are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed previously. As of September 30, 2012, there was $9.8 million of total unrecognized compensation cost that will be recognized over the awards remaining weighted average vesting period of 2.9 years. For the three and nine months ended September 30, 2012, the Company recognized $0.5 million and $3.0 million, respectively, of compensation expense associated with these awards, as compared to $0.3 million and $1.0 million for the three and nine months ended September 30, 2011, respectively.

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

Previously, the Company had a number of interest rate swap contracts in place. These contracts served to mitigate income volatility for a portion of the Company’s variable-rate funding. In effect, these interest rate swap contracts synthetically converted the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company received cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts’ fixed rates. These two respective obligations were net-settled periodically. The fair value of the Company’s interest rate swap contracts was measured at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflected the Company’s best estimate as to the Company’s credit quality. There were no outstanding interest rate swap contracts as of September 30, 2012 and December 31, 2011.  See Note 7 for details on the effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2011.

3.  New Accounting Pronouncements

In July 2012, the FASB issued amendments to provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with these amendments, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued, however the Company did not early adopt this amendment.

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

4.  Pending Acquisition and Wholly Owned Development Projects

On May 7, 2012, the Company announced that it has entered into a definitive agreement to acquire 100% of the equity of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment for a purchase price of approximately $610 million. While the acquisition is a stock transaction, it will be treated as an asset transaction for tax purposes. This will enable the Company to amortize the goodwill and other fair value adjustments for tax purposes. The acquisition reflects the continuing efforts of the Company to expand its regional operating platform with a facility in a large metropolitan market. Upon closing the Company will re-brand Harrah’s St. Louis with its Hollywood-themed brand. The purchase price of the transaction, which closed on November 2, 2012. was funded through an add-on to the Company’s senior secured credit facility. See Note 14 for further details.  Harrah’s St. Louis is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I-70 and approximately 22 miles northwest of downtown St. Louis. The facility is situated on over 294 acres along the Missouri River and features approximately 109,000 square feet of gaming space with approximately 2,100 slot machines, 59 table games, 21 poker tables, a 500 guestroom hotel, nine dining and entertainment venues and structured and surface parking.

On May 29, 2012 and October 8, 2012, the Company opened its Hollywood Casino Toledo and Hollywood Casino Columbus projects in Ohio.  As a result, during 2012, the Company capitalized $105 million of costs which were recorded within other intangible assets on the condensed consolidated balance sheet.

5.  Investment In and Advances to Unconsolidated Affiliates

As of September 30, 2012, investment in and advances to unconsolidated affiliates represents the Company’s 50% interest in Freehold Raceway, its 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which is a joint venture with International Speedway Corporation (“International Speedway”), and its 50% joint venture with MAXXAM, Inc. that owns and operates racetracks in Texas.  Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further details of accounting for investments in and advances to unconsolidated affiliates.

Kansas Entertainment

Kansas Entertainment opened its $391 million facility, inclusive of licensing fees, on February 3, 2012. The facility features a 95,000 square foot casino with approximately 2,000 slot machines, 40 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. The Company and International Speedway shared equally in the cost of developing and constructing the facility. During the nine months ended September 30, 2012, the Company funded $39.1 million for capital expenditures and other operating expenses, as compared to $22.8 million and $44.2 million during the three and nine months ended September 30, 2011, respectively.  The Company received its first distribution from Kansas Entertainment which totaled $8.5 million during the three months ended September 30, 2012.

6.  Property and Equipment

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)

Land and improvements	$378,864	$362,402
Building and improvements	1,905,986	1,715,144
Furniture, fixtures, and equipment	1,112,515	1,021,362
Leasehold improvements	16,919	16,910
Construction in progress	314,333	256,459
Total property and equipment	3,728,617	3,372,277
Less accumulated depreciation	(1,233,495)	(1,095,077)
Property and equipment, net	$2,495,122	$2,277,200

Total property and equipment, before accumulated depreciation, increased by $356.3 million primarily due to expenditures for Hollywood Casino Toledo, which opened on May 29, 2012, and Hollywood Casino Columbus, which opened on October 8, 2012.

Depreciation expense, for property and equipment, totaled $62.4 million and $172.3 million for the three and nine months ended September 30, 2012, respectively, as compared to $51.8 million and $157.6 million for the three and nine months ended September 30, 2011, respectively.  Interest capitalized in connection with major construction projects was $2.4 million and $8.3 million for the three and nine months ended September 30, 2012, respectively, as compared to $1.7 million and $3.5 million for the three and nine months ended September 30, 2011, respectively.

7.  Long-term Debt and Derivatives

Long-term debt, net of current maturities, is as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)

Senior secured credit facility	$1,840,875	$1,715,750
$325 million 8 ¾% senior subordinated notes due August 2019	325,000	325,000
Other long-term obligations	10,000	1,949
Capital leases	2,140	2,215
	2,178,015	2,044,914
Less current maturities of long-term debt	(46,974)	(44,559)
Less discount on senior secured credit facility Term Loan B	(1,566)	(1,749)
	$2,129,475	$1,998,606

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2012 (in thousands):

Within one year	$46,974
1-3 years	142,074
3-5 years	959,235
Over 5 years	1,029,732
Total minimum payments	$2,178,015

Senior Secured Credit Facility

The Company’s senior secured credit facility had a gross outstanding balance of $1,840.9 million at September 30, 2012, consisting of $444.0 million drawn under the revolving credit facility, a $656.3 million Term Loan A facility, and a $740.6 million Term Loan B facility. Additionally, at September 30, 2012, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $24.1 million, resulting in $231.9 million of available borrowing capacity as of September 30, 2012 under the revolving credit facility.  On November 1, 2012, the Company increased the size of its senior secured credit facility.  See Note 14 for further details.

Other Long-Term Obligations

In September 2012, the Company received $10 million under a subscription agreement entered into between A3 Gaming Investments, LLC, an investment vehicle owned by the previous owner of the M Resort (“A3 Gaming Investments”), and LV Gaming Ventures, LLC, a wholly-owned subsidiary of the Company and holder of the assets of the M Resort (“LV Gaming Ventures”). The subscription agreement entitled A3 Gaming Investments to invest in a limited liability membership interest in LV Gaming Ventures which matures on October 1, 2016.  The investment entitles A3 Gaming Investments to annual payments and a settlement value based on the earnings levels of the M Resort.  In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Company determined that this obligation is a financial instrument and as such should be recorded as a liability within debt. Changes in the settlement value, if any, will be accreted to interest expense through the maturity date of the instrument.

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

At September 30, 2012, the Company was in compliance with all required financial covenants.

Interest Rate Swap Contracts

There were no outstanding interest rate swap contracts as of September 30, 2012 and December 31, 2011. The effect of derivative instruments on the condensed consolidated statement of income for the three months ended September 30, 2011 was as follows (in thousands):

	Gain (Loss)	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Reclassified from	Reclassified from	Location of Gain (Loss)	Gain (Loss)
Derivatives in a	OCI on Derivative	AOCI into Income	AOCI into Income	Recognized in Income on	Recognized in Income on
Cash Flow Hedging Relationship	(Effective Portion)	(Effective Portion)	(Effective Portion)	Derivative (Ineffective Portion)	Derivative (Ineffective Portion)

Interest rate swap contracts	$—	Interest expense	$—	None	$—
Total	$—		$—		$—

	Location of Gain (Loss)
Derivatives Not Designated as	Recognized in Income	Gain (Loss) Recognized
Hedging Instruments	on Derivative	in Income on Derivative

Interest rate swap contracts	Interest expense	$(36)
Total		$(36)

The effect of derivative instruments on the condensed consolidated statement of income for the nine months ended September 30, 2011 was as follows (in thousands):

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

In addition, during the three and nine months ended September 30, 2011, the Company amortized to interest expense $2.8 million and $5.3 million, respectively, in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, “Derivatives and Hedging.”

8.  Income Taxes

A reconciliation of the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2012	$33,872
Additions based on current year positions	77
Additions based on prior year positions	3,772
Payments made on account	(12,839)
Decreases due to settlements and/or reduction in reserves	(4,377)
Currency translation adjustments	906
Balance at September 30, 2012	$21,411

The decrease in the Company’s liability for unrecognized tax benefits during the nine months ended September 30, 2012 was primarily due to payments the Company made to the Canada Revenue Agency (“CRA”) relating to reassessments issued of a Canadian subsidiary of Penn for the 2004 through 2006 taxation years.  The Company has appealed these reassessments and believes the matter will be ultimately settled in Competent Authority.

The Company’s effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 40.3% and 39.4% for the three and nine months ended September 30, 2012, respectively, as compared to 35.1% and 36.7% for the three and nine months ended September 30, 2011, respectively. The primary reason for the increase for the nine months ended September 30, 2012 is due to $ the reversal of previously recorded unrecognized tax benefit reserves in the second quarter of 2011 as well as favorable state income tax benefits resulting from the impact of certain subsidiary restructurings completed in the third quarter of 2011.  The increase in the effective tax rate for the three months ended September 30, 2012 compared to the corresponding period in the prior year is due to the previously mentioned lobbying expenses partially offset by unrecognized tax benefit reversals recorded during the three months ended September 30, 2012.

At September 30, 2012, prepaid expenses within the condensed consolidated balance sheet include prepaid income taxes of $53.1 million.

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

Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a Qualified Sponsoring Organization (“QSO”). The agreement between the Company’s gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (the “Belle”) and its QSO, Missouri River Historical Development, Inc. (“MRHD”), expired in early July 2012.  On July 12, 2012, when presented with an extension of the Company’s QSO/operating agreement for the Sioux City facility through March 2015, the Iowa Racing and Gaming Commission (“IRGC”) failed to approve the extension and urged a shorter extension.  In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MHRD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and at the August 23, 2012 IRGC meeting urged the IRGC to reconsider the original extension offer through March 2015. The IRGC did not act on this request and concluded that the casino can continue to operate without an effective operating agreement until such time as a hearing is set by the IRGC to decide if the gaming licenses should not be continued. No such hearing has been scheduled at this time. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land based Woodbury County casino.  Applications and financing proposals will be due by November 5, 2012 and the IRGC is expected to award that license to a gaming operator and a QSO by April 18, 2013. The Belle has filed three lawsuits against the IRGC’s recent actions, namely refusing to consider the Belle’s request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land based casino, its failure to approve the 2015 extension agreement and any extension, and announcing a process would be instituted to revoke the Belle’s license.

In addition, the Belle filed suit against MRHD for a breach of contract and seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and the exclusivity obligations in the agreement. The injunction request was denied on October 29, 2012.  Further, the Belle’s ability to continue its operations may also be impacted by its ability to renew or extend its existing docking lease, which expires in January 2013, or to locate a suitable site to construct a land-based facility and the results of the request for proposal process initiated by the IRGC (with submissions due November 5, 2012). Subsequent to September 30, 2012, MRHD submitted a proposal with another gaming operator to develop a land based facility in Sioux City.  Without prejudice to its legal claims, the Belle is participating in this request for proposals.  Argosy Casino Sioux City has goodwill and other intangible assets of $92.8 million at September 30, 2012. Additionally, this facility had net revenues and income from operations of $43.4 million and $13.4 million, respectively, for the nine months ended September 30, 2012, which represented 2.0% and 3.6% of the Company’s consolidated results.  Any disruptions in Argosy Casino Sioux City’s operations related to the items described above could result in a significant non-cash impairment charge in future periods as well as the loss of future earnings associated from this property.

On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the “County”) filed suit against Kansas Penn Gaming, LLC (“KPG,” a wholly owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and currently seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee (which is included in current assets) paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied. Following discovery, both parties have filed dispositive motions and the motions were argued on April 20, 2012.  In September 2012, the judge ruled in favor of the County on its motion for summary judgment.  The amount in damages to be paid will be determined at an upcoming 2013 trial. The Company plans to appeal the adverse ruling on liability after the trial for damages has concluded.  The Company believes it has meritorious defenses against the suit upon appeal, intends to vigorously defend itself and does not believe a loss is probable.

10.  Segment Information

The Company has aggregated its properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains, which is consistent with how the Company’s Chief Operating Decision Maker reviews and assesses the Company’s financial performance.

The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Hollywood Casino Toledo, which opened on May 29, 2012, and Hollywood Casino Columbus, which opened on October 8, 2012. It also includes the Company’s Casino Rama management service contract and the Mahoning Valley and Dayton Raceway projects which the Company anticipates completing in 2014.

The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Zia Park Casino, and M Resort.

The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, and the Company’s 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway.  Additionally, beginning in the third quarter of 2012, transaction costs associated with the Harrah’s St. Louis acquisition are reported in this segment.

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

	Midwest	East/West	Southern Plains	Other	Total
	(in thousands)
Three months ended September 30, 2012
Net revenues	$247,287	$324,603	$128,604	$6,550	$707,044
Income (loss) from operations	55,088	68,078	26,496	(50,996)	98,666
Depreciation and amortization	24,791	22,430	11,028	4,150	62,399
Gain (loss) from unconsolidated affiliates	—	—	1,036	(229)	807
Capital expenditures	94,562	8,376	6,770	1,066	110,774

Three months ended September 30, 2011
Net revenues	205,333	350,278	148,722	6,572	710,905
Income (loss) from operations	49,167	72,276	36,604	(27,712)	130,335
Depreciation and amortization	15,731	21,556	12,735	2,173	52,195
(Loss) gain from unconsolidated affiliates	—	—	(1,973)	19,266	17,293
Capital expenditures	70,490	15,056	5,875	4,838	96,259

Nine months ended September 30, 2012
Net revenues	670,373	1,043,884	415,729	25,668	2,155,654
Income (loss) from operations	148,509	228,700	108,739	(116,652)	369,296
Depreciation and amortization	61,989	66,455	33,627	10,456	172,527
Gain (loss) from unconsolidated affiliates	—	—	3,991	(445)	3,546
Capital expenditures	305,521	34,917	19,583	4,931	364,952

Nine months ended September 30, 2011
Net revenues	633,547	957,275	450,322	24,663	2,065,807
Income (loss) from operations	171,651	201,500	105,397	(84,886)	393,662
Depreciation and amortization	46,983	63,238	42,240	7,122	159,583
(Loss) gain from unconsolidated affiliates	—	—	(3,098)	18,468	15,370
Capital expenditures	138,228	40,511	17,929	6,841	203,509

Balance sheet at September 30, 2012
Total assets	2,275,464	1,220,582	1,054,192	417,958	4,968,196
Investment in and advances to unconsolidated affiliates	—	87	141,794	66,867	208,748
Goodwill and other intangible assets, net	1,026,838	226,047	394,018	55,837	1,702,740

Balance sheet at December 31, 2011
Total assets	1,897,164	1,265,438	1,034,506	409,238	4,606,346
Investment in and advances to unconsolidated affiliates	—	110	107,204	66,802	174,116
Goodwill and other intangible assets, net	925,822	226,234	394,018	55,878	1,601,952

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$217,432	$217,432	$238,440	$238,440
Investment in corporate debt securities	6,790	6,790	6,790	6,790
Financial liabilities:
Long-term debt
Senior secured credit facility	1,839,309	1,842,727	1,714,001	1,716,720
Senior subordinated notes	325,000	365,625	325,000	353,438
Other long-term obligations	10,000	10,000	1,949	1,949

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

The following tables set forth the assets measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2012 Total
Assets:
Investment in corporate debt securities	Other assets	$—	$6,790	$—	$6,790

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011 Total
Assets:
Investment in corporate debt securities	Other assets	$—	$6,790	$—	$6,790

The valuation technique used to measure the fair value of the investment in corporate debt securities was the market approach. See Note 11 for a description of the input used in calculating the fair value measurement of investment in corporate debt securities.

There were no long-lived assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2012.

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

The Company has received $15.4 million in insurance proceeds related to the flood at Hollywood Casino Tunica, with $8.4 million received during the nine months ended September 30, 2012. As the insurance recovery amount exceeded the net book value of assets believed to be damaged and other costs incurred as a result of the flood, the Company recorded a pre-tax gain of $7.2 million during the nine months ended September 30, 2012. During the second quarter of 2012, the insurance claim for the flood at Hollywood Casino Tunica was settled and as such no further proceeds will be received.

14.  Subsequent Events

On November 1, 2012, the Company raised $915 million of additional funds through an add-on to its existing senior secured credit facility at the same terms and conditions as its existing facility.  The Company issued $515 million in variable rate Term Loan B due in July 2018 and $400 million in variable rate Term Loan A due July 2016.  Additionally, the Company increased its revolving borrowing capacity to $785 million from $700 million.  The proceeds from the issuance were utilized to complete the acquisition of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment which closed on November 2, 2012 and for working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of September 30, 2012, we own, manage, or have ownership interests in twenty-seven facilities in the following nineteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. On October 8, 2012, we opened our twenty-eighth facility with Hollywood Casino Columbus in Ohio.  We believe that our portfolio of assets provides us with diversified cash flow from operations.

We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., Hollywood Casino Corporation, Argosy Gaming Company, Zia Park Casino, Sanford-Orlando Kennel Club and The M Resorts LLC (the “M Resort”) in June 2011), greenfield projects (such as at Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor and Hollywood Casino Perryville), and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Most recently, we, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012 and in Ohio, we opened our Hollywood Casino Toledo facility on May 29, 2012 and our Hollywood Casino Columbus facility on October 8, 2012. Finally, on May 7, 2012, we announced a definitive agreement to acquire Harrah’s St. Louis facility, which closed on November 2, 2012.

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

For table games, customers usually purchase cash chips at the gaming tables.  The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table’s drop box.  Table game win is the amount of drop that is retained and recorded as casino gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips.  As we are focused on regional gaming markets, our table win percentages are fairly stable as the majority of these markets do not regularly experience high-end play which can lead to volatility in win percentages.  Therefore, changes in table game win percentages do not typically have a material impact to our earnings.  However, as discussed in our analysis of gaming revenues in a later section of this management’s discussion and analysis, the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and in March 2012 at Hollywood Casino Bangor has led to an increase in our gaming revenues and earnings in our East/West segment for the nine months ended September 30, 2012.

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

We continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and the development of new gaming properties, particularly in attractive regional markets. Current capital projects are ongoing at several of our properties. Additional information regarding our capital projects is discussed in detail in the section entitled “Liquidity and Capital Resources—Capital Expenditures” below.

Segment Information

We have aggregated our properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains, which is consistent with how our Chief Operating Decision Maker reviews and assesses our financial performance.

The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Hollywood Casino Toledo, which opened on May 29, 2012, and Hollywood Casino Columbus, which opened on October 8, 2012. It also includes our Casino Rama management service contract and the Mahoning Valley and Dayton Raceway projects which we anticipate completing in 2014.

The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Zia Park Casino, and M Resort.

The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, and includes our 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway. Additionally, Hollywood Casino St. Louis (formerly Harrah’s St. Louis which was acquired from Caesars Entertainment on November 2, 2012) is included in this segment beginning with acquisition related costs in the third quarter of 2012.

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

Executive Summary

Economic conditions continue to impact the overall domestic gaming industry as well as operating results. We believe that current economic conditions, including, but not limited to, high unemployment levels, low levels of consumer confidence, and increased stock market volatility, have resulted in reduced levels of discretionary consumer spending compared to historical levels.

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

Financial Highlights:

We reported net revenues and income from operations of $707.0 million and $98.7 million, respectively, for the three months ended September 30, 2012 compared to $710.9 million and $130.3 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $2,155.7 million and $369.3 million, respectively, for the nine months ended September 30, 2012 compared to $2,065.8 million and $393.7 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, were:

•                  The acquisition of the M Resort on June 1, 2011.

•                  An increase in gaming revenue at Hollywood Casino at Charles Town Races primarily due to the continued impact from the introduction of table games in July 2010 coupled with mild weather in the first quarter of 2012.

•                  The partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012 and its second phase opening in mid-September 2012, which negatively impacted Hollywood Casino at Charles Town Races and Hollywood Casino Perryville.

•                  The introduction of table games at Hollywood Casino Bangor on March 16, 2012, which was partially offset by the opening of a new casino in Oxford, Maine in June 2012.

•                  An increase in gaming revenue at Zia Park Casino due to strengthening regional economic conditions.

•                  The opening of Hollywood Casino Toledo on May 29, 2012, which generated $57.5 million and $82.8 million of net revenues for the three and nine months ended September 30, 2012, respectively.

•                  New competition in our Midwest segment, namely a new casino opening in July 2011 near Hollywood Casino Aurora and Hollywood Casino Joliet, as well as a recent opening on June 1, 2012 of a new racino in Columbus, Ohio, which has negatively impacted Hollywood Casino Lawrenceburg. This impact was partially mitigated by the expiration of the 3% surcharge in July 2011 for Hollywood Casino Aurora and Hollywood Casino Joliet, as well as decreased marketing and payroll costs at these three properties due to a realignment of costs with business demand.

•                  Pre-tax insurance gain of $18.5 million at Hollywood Casino Joliet during the nine months ended September 30, 2011.

•                  The February 3, 2012 opening of our joint venture, Hollywood Casino at Kansas Speedway, which negatively impacted the results at our Argosy Riverside property in our Southern Plains segment.

•                  The opening of a new casino in Biloxi, Mississippi in late May 2012, which impacted Boomtown Biloxi, and the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, which impacted Hollywood Casino Baton Rouge.

•                  A pre-tax insurance gain of $7.2 million at Hollywood Casino Tunica during the nine months ended September 30, 2012, compared to insurance deductible charges due to a flood at Hollywood Casino Tunica of $5.2 million for the nine months ended September 30, 2011.

•                  Management’s continued focus on cost management that has resulted in improved operating margins at 9 of our 16 gaming facilities that we operated in both periods, for the nine months ended September 30, 2012 compared to the corresponding period in the prior year.

•                  Lobbying efforts in Maryland related to our opposition to the November 2012 gaming referendum for $19.2 million for the three months ended September 30, 2012, which is included in Other.

•                  Other also included a gain of $20.2 million on the sale of our interest in the Maryland Jockey Club in July 2011, as well as a loss on the early extinguishment of debt for $17.8 million related to debt issuance costs write-offs and the call premium on the $250 million senior subordinated notes for the three months ended September 30, 2011.

•                  Net income decreased by $24.4 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to the variances explained above, as well as increased depreciation expense, decreased interest expense, foreign currency translation losses and a decrease in income taxes.

•                  Net income decreased by $6.6 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the variances explained above, as well as increased depreciation expense, decreased interest expense, and an increase in income taxes.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

Midwest

•                  Hollywood Casino Columbus, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, opened on October 8, 2012 and features approximately 3,000 slot machines, 78 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Toledo, a $320 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, opened on May 29, 2012 and features 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Additionally, in June 2011, we preliminarily agreed to pay an additional $110 million over ten years to the

State of Ohio in return for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period.

•                  In March 2012, we announced that we had entered into a non-binding memorandum of understanding (“MOU”) with the State of Ohio that establishes a framework for relocating our existing racetracks in Toledo and Grove City to Dayton and Austintown (located in the Mahoning Valley), respectively, where we intend to develop new integrated racing and gaming facilities, each budgeted at approximately $275 million inclusive of $50 million in license fees and $75 million in relocation fees but excluding potential credits of up to $25 million per facility for qualifying costs incurred at our Raceway Park and Beulah Park racetracks.  Pursuant to this arrangement, we would pay the State of Ohio the relocation fee per facility and the Ohio Lottery Commission would retain 33.5% of video lottery terminal revenues.  In addition, the MOU restricts any other gaming facility from being located within 50 miles of our Columbus and Toledo casinos, as well as our relocated racetracks, with certain exceptions. In June 2012, we announced that we had formally filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. The new Austintown facility, which will be a thoroughbred track, will be located on 184 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility, a standardbred track, will be located on 125 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. Both of the new racetrack facilities will each feature up to 1,500 video lottery terminals, as well as various restaurants, bars and other amenities.  The opening of our Dayton facility will have an adverse impact on our Hollywood Casino Columbus facility.

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

•                  On June 1, 2012, a new racino at Scioto Downs in Columbus, Ohio opened, which has had a negative impact on Hollywood Casino Lawrenceburg’s financial results. In addition, a proposed casino in Cincinnati, Ohio is anticipated to open in 2013. This new facility will have a significant adverse impact on Hollywood Casino Lawrenceburg. Additionally, new racinos in Ohio are planned at Lebanon Raceway and River Downs. Lebanon Raceway and River Downs both hope to begin construction in 2012 with a late 2013 completion date. Both Lebanon Raceway and River Downs have filed applications for a license and can seek to each install up to 2,500 video lottery terminals. We anticipate the opening of these new racinos will have a further adverse impact on Hollywood Casino Lawrenceburg.

•                  In July 2011, we entered into a new interim agreement with the Ontario Lottery and Gaming Corporation (“OLGC”) for the operation of the Casino Rama facility through March 31, 2012, which was subsequently extended in January 2012 for an additional six months through September 30, 2012 and extended in August 2012 on a month-to-month basis going forward with a 60 days notice period. In March 2012, the OLGC canceled its process of evaluating bids for a new five year operating contract for the facility (which included a limit on operating fees exceeding $5 million per year). Although the bid process has been canceled, there can be no assurance how long the OLGC will continue to engage us to manage the property.

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

East/West

•                  In our East/West segment, Hollywood Casino at Charles Town Races and Hollywood Casino Perryville will face increased competition and their results have been and will continue to be negatively impacted by the opening of a casino complex at the Arundel Mills mall in Anne Arundel, Maryland.  The casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines.

•                  In August 2012, state lawmakers approved legislation authorizing a sixth casino in Prince George’s County and the ability to add table games to Maryland’s five existing and planned casinos, subject to voter approval that will be held on November 6, 2012 . The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in

Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. If a sixth casino in Prince George’s County is approved (by the voters both statewide and in Prince George’s County), a bidding process for the new facility would be instituted, with the two principal bidders likely to be National Harbor and Rosecroft Raceway, which is owned by us.  For our Hollywood Casino Perryville facility, the tax rate would decrease from 67 percent to 61 percent with an option for an additional 5 percent reduction if an independent commission agrees, and table games would be expected to be implemented at Perryville by early 2013. If the legislation is passed authorizing another gaming site in Prince George’s County in 2016 and Rosecroft Raceway is not selected, our results of operations would be adversely impacted as it would create increased competition for our Hollywood Casinos at Charles Town Races and Perryville facilities.

•                  Hollywood Casino Bangor introduced table games on March 16, 2012 with the addition of six blackjack tables, a roulette table and seven poker tables. However, on June 5, 2012, a new casino opened in Oxford, Maine, approximately 120 miles from our facility, which has and will continue to have a negative impact on Hollywood Casino Bangor.

Southern Plains

•                  On May 7, 2012, we announced that we have entered into a definitive agreement to acquire 100% of the equity of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment for a purchase price of approximately $610 million. While the acquisition is a stock transaction, it will be treated as an asset transaction for tax purposes. This will enable us to amortize the goodwill and other fair value adjustments for tax purposes. The acquisition reflects the continuing efforts of the Company to expand its regional operating platform with a facility in a large metropolitan market. Upon closing, we will re-brand Harrah’s St. Louis with our Hollywood-themed brand. The purchase price of the transaction, which closed on November 2, 2012, was funded through an add-on to our senior secured credit facility. Harrah’s St. Louis is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I-70 and approximately 22 miles northwest of downtown St. Louis. The facility is situated on over 294 acres along the Missouri River and features approximately 109,000 square feet of gaming space with approximately 2,100 slot machines, 59 table games, 21 poker tables, a 500 guestroom hotel, nine dining and entertainment venues and structured and surface parking.

•                  Kansas Entertainment opened its $391 million facility, inclusive of licensing fees, on February 3, 2012. The facility features a 95,000 square foot casino with approximately 2,000 slot machines, 40 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. We and International Speedway Corporation shared equally in the cost of developing and constructing Hollywood Casino at Kansas Speedway. The opening of this casino has and will continue to negatively impact the financial results of our Argosy Riverside property due to their close proximity to one another.

•                  On May 1, 2011, Hollywood Casino Tunica was forced to close as a result of flooding by the Mississippi River. Due to the flooding, access to the property was temporarily cut-off and the property sustained minor damage. The property reopened on May 25, 2011. At the time of the flood, we carried property insurance coverage with a flood limit of $300 million for both property damage and business interruption applicable to this event. This coverage included a $5 million property damage and two day business interruption deductible for the peril of flood. We have received $15.4 million in insurance proceeds related to the flood at Hollywood Casino Tunica, with $8.4 million received during the nine months ended September 30, 2012. As the insurance recovery amount exceeded the net book value of assets believed to be damaged and other costs incurred as a result of the flood, we recorded a pre-tax gain of $7.2 million during the nine months ended September 30, 2012. During the second quarter of 2012, the insurance claim for the flood at Hollywood Casino Tunica was settled and as such no further proceeds will be received.

•                  Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a Qualified Sponsoring Organization (“QSO”). The agreement between the Company’s gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (the “Belle”) and its QSO, Missouri River Historical Development, Inc. (“MRHD”), expired in early July 2012.  On July 12, 2012, when presented with an extension of the Company’s QSO/operating agreement for the Sioux City facility through March 2015, the Iowa Racing and Gaming Commission (“IRGC”) failed to approve the extension and urged a shorter extension.  In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MHRD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and at the August 23, 2012 IRGC meeting urged the IRGC to reconsider the original extension offer through March 2015. The IRGC did not act on this request and, concluded that the casino can continue to operate without an effective operating agreement until such time as a hearing is set by the IRGC to decide if the gaming licenses should not be continued. No such hearing has been scheduled at this time. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land based Woodbury County casino.  Applications and financing proposals will be due by November 5, 2012 and the IRGC is expected to award that license to a gaming operator and a QSO by April 18, 2013. The Belle has filed three lawsuits against the IRGC’s recent actions, namely refusing to consider the Belle’s request to replace MRHD with another non-

profit partner and opening up the gaming license to bidding for a land based casino, its failure to approve the 2015 extension agreement and any extension, and announcing a process would be instituted to revoke the Belle’s license. In addition, the Belle filed suit against MRHD for a breach of contract and seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and the exclusivity obligations in the agreement. The injunction request was denied on October 29, 2012.  Further, the Belle’s ability to continue its operations may also be impacted by its ability to renew or extend its existing docking lease, which expires in January 2013, or to locate a suitable site to construct a land-based facility and the results of the request for proposal process initiated by the IRGC (with submissions due November 5, 2012). Subsequent to September 30, 2012, MRHD submitted a proposal with another gaming operator to develop a land based facility in Sioux City.  Without prejudice to its legal claims, the Belle is participating in this request for proposals.  Argosy Casino Sioux City has goodwill and other intangible assets of $92.8 million at September 30, 2012. Additionally, this facility had net revenues and income from operations of $43.4 million and $13.4 million, respectively, for the nine months ended September 30, 2012, which represented 2.0% and 3.6% of the Company’s consolidated results.  Any disruptions in Argosy Casino Sioux City’s operations related to the items described above could result in a significant non-cash impairment charge in future periods as well as the loss of future earnings associated from this property.

•                  A new riverboat casino and hotel in Baton Rouge, Louisiana opened on September 1, 2012. The opening of this riverboat casino has and will continue to have an adverse effect on the financial results of Hollywood Casino Baton Rouge. In addition, a casino in Biloxi opened in late May 2012, which has and will continue to have an adverse effect on the financial results of our Boomtown Biloxi property.

Other

•                  In Maryland we are currently lobbying to defeat the November referendum as we believe it is a flawed process that handicaps competition for a potential sixth casino license in Prince George’s County for National Harbor.  See discussion on Maryland in East/West section. For the three months ended September 30, 2012, we have spent $19.2 million in lobbying which is included in general and administrative expense within the condensed consolidated statement of income.  We will incur additional lobbying expenses related to this matter in the fourth quarter of 2012.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change to these estimates for the nine months ended September 30, 2012.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our recent acquisition of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment which closed on November 2, 2012), jurisdictional expansions (such as the February 2012 opening of a casino through a joint venture in Kansas, the May 2012 opening of Hollywood Casino Toledo, the October 2012 opening of Hollywood Casino Columbus, and the opening of video lottery terminal facilities at two racetracks in Ohio which are expected to commence operations in 2014), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and more recently at Hollywood Casino Bangor in March 2012) and expansions/improvements of existing properties.

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Kansas where we opened a casino through a joint venture in February 2012, in Ohio where we opened a casino in Toledo in May 2012 and in Columbus in October 2012, and in Maryland where we opened Hollywood Casino Perryville on September 27, 2010) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, an additional casino in Illinois which opened on July 18, 2011, a new riverboat casino and hotel in Baton Rouge, Louisiana which opened on September 1, 2012, and the introduction of tavern licenses in several states).

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

The results of operations for the three and nine months ended September 30, 2012 and 2011 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Gaming	$633,836	$636,389	$1,924,759	$1,868,373
Food, beverage and other	103,735	109,681	326,598	289,361
Management service fee	4,347	4,476	11,404	11,830
Revenues	741,918	750,546	2,262,761	2,169,564
Less promotional allowances	(34,874)	(39,641)	(107,107)	(103,757)
Net revenues	707,044	710,905	2,155,654	2,065,807

Operating expenses:
Gaming	327,489	331,496	998,533	979,285
Food, beverage and other	80,875	87,952	253,664	231,801
General and administrative	137,615	108,897	368,863	314,695
Depreciation and amortization	62,399	52,195	172,527	159,583
Insurance recoveries, net of deductible charges	—	30	(7,229)	(13,219)
Total operating expenses	608,378	580,570	1,786,358	1,672,145
Income from operations	$98,666	$130,335	$369,296	$393,662

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2012 and 2011 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended September 30,	2012	2011	2012	2011
	(in thousands)

Midwest	$247,287	$205,333	$55,088	$49,167
East/West	324,603	350,278	68,078	72,276
Southern Plains	128,604	148,722	26,496	36,604
Other	6,550	6,572	(50,996)	(27,712)
Total	$707,044	$710,905	$98,666	$130,335

	Net Revenues		Income (loss) from Operations
Nine Months Ended September 30,	2012	2011	2012	2011
	(in thousands)

Midwest	$670,373	$633,547	$148,509	$171,651
East/West	1,043,884	957,275	228,700	201,500
Southern Plains	415,729	450,322	108,739	105,397
Other	25,668	24,663	(116,652)	(84,886)
Total	$2,155,654	$2,065,807	$369,296	$393,662

Revenues

Revenues for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2012	2011	Variance	Variance
Gaming	$633,836	$636,389	$(2,553)	(0.4)%
Food, beverage and other	103,735	109,681	(5,946)	(5.4)%
Management service fee	4,347	4,476	(129)	(2.9)%
Revenues	741,918	750,546	(8,628)	(1.1)%
Less promotional allowances	(34,874)	(39,641)	4,767	12.0%
Net revenues	$707,044	$710,905	$(3,861)	(0.5)%

				Percentage
Nine Months Ended September 30,	2012	2011	Variance	Variance
Gaming	$1,924,759	$1,868,373	$56,386	3.0%
Food, beverage and other	326,598	289,361	37,237	12.9%
Management service fee	11,404	11,830	(426)	(3.6)%
Revenues	2,262,761	2,169,564	93,197	4.3%
Less promotional allowances	(107,107)	(103,757)	(3,350)	(3.2)%
Net revenues	$2,155,654	$2,065,807	$89,847	4.3%

In our business, revenue is driven by discretionary consumer spending, which has been impacted by weakened general economic conditions such as, but not limited to, high unemployment levels, low levels of consumer confidence, and increased stock market volatility.

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

Gaming revenue

Gaming revenue decreased by $2.6 million, or 0.4%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, and increased by $56.4 million, or 3.0%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the variances explained below.

Gaming revenue for our East/West segment decreased by $19.7 million, or 6.5%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to a decrease in gaming revenue at Hollywood Casino at Charles Town Races of $9.2 million and Hollywood Casino Perryville of $8.5 million due to the impact from the partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012 and its second phase opening in mid-September 2012.

Gaming revenue for our East/West segment increased by $62.9 million, or 7.4%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to full year impact of the M Resort which was acquired on June 1, 2011, and an increase in gaming revenue at Hollywood Casino at Charles Town Races primarily due to the continued impact from the introduction of table games in July 2010 coupled with mild weather in the first quarter of 2012 partially offset by the impact from the partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012 and its second phase opening in mid-September 2012.  We also experienced growth at Zia Park Casino due to strengthening regional economic conditions and at Hollywood Casino Bangor for the introduction of table games on March 16, 2012, partially offset by the opening of a new casino in Oxford, Maine in June 2012.

Gaming revenue for our Midwest segment increased by $37.1 million, or 19.4%, and $29.7 million, or 5.0%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to the opening of Hollywood Casino Toledo on May 29, 2012, which generated $52.4 million and $75.1 million of gaming revenue for the three and nine months ended September 30, 2012, respectively. Our other properties in our Midwest segment had revenue declines primarily due to the impact of new competition, namely a new casino opening in July 2011 near Hollywood Casino Aurora and Hollywood Casino Joliet, as well as a recent opening on June 1, 2012 of a new racino in Columbus, Ohio, which has negatively impacted Hollywood Casino Lawrenceburg. However, in the third quarter of 2012, Hollywood Casino Joliet showed an increase in gaming revenue primarily due to higher than anticipated table hold which led to an increase of $2.2 million in table game revenues for the three months ended September 30, 2012.

We expect a further increase in gaming revenue in our Midwest segment in the fourth quarter of 2012 due to the October 8, 2012 opening of Hollywood Casino Columbus.

Gaming revenue for our Southern Plains segment decreased by $19.6 million, or 14.1%, and $34.6 million, or 8.2%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to a decrease in gaming revenue at Argosy Casino Riverside of $9.3 million and $23.9 million for the three and nine months ended September 30, 2012, respectively, primarily due to the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012, as well as a decrease in gaming revenue at Boomtown Biloxi and Hollywood Casino Baton Rouge primarily due to new competition, namely the opening a new casino in Biloxi in late May 2012 and the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012.

We expect an increase in gaming revenue in our Southern Plains segment in the fourth quarter of 2012 due to the acquisition of Harrah’s St. Louis which closed on November 2, 2012.

Food, beverage and other revenue

Food, beverage and other revenue decreased by $5.9 million, or 5.4%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, and increased by $37.2 million, or 12.9%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the variances explained below.

Food, beverage and other revenue for our East/West segment decreased by $7.9 million, or 13.3%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to the sale of the on-site gas station in April 2012 as well as the closure of a dining outlet at the M Resort.

Food, beverage and other revenue for our East/West segment increased by $32.6 million, or 24.3%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

Food, beverage and other revenue for our Midwest segment increased by $3.5 million, or 16.2%, and $3.5 million, or 5.3%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to the opening of Hollywood Casino Toledo on May 29, 2012, which contributed $5.4 million and $8.3 million for the three and nine months ended September 30, 2012, respectively, partially offset by the recent opening on June 1, 2012 of a new racino in Columbus, Ohio which has negatively impacted Hollywood Casino Lawrenceburg.

Promotional allowances

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as “promotional allowances.”  Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.

Promotional allowances decreased by $4.8 million, or 12.0%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to a rationalization of marketing efforts at both the M Resort and Hollywood Casino Lawrenceburg.

Promotional allowances increased by $3.4 million, or 3.2%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011, partially offset by rationalization efforts in the third quarter of 2012 mentioned above.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2012	2011	Variance	Variance
Gaming	$327,489	$331,496	$(4,007)	(1.2)%
Food, beverage and other	80,875	87,952	(7,077)	(8.0)%
General and administrative	137,615	108,897	28,718	26.4%
Depreciation and amortization	62,399	52,195	10,204	19.5%
Insurance deductible charges	—	30	(30)	(100.0)%
Total operating expenses	$608,378	$580,570	$27,808	4.8%

				Percentage
Nine Months Ended September 30,	2012	2011	Variance	Variance
Gaming	$998,533	$979,285	$19,248	2.0%
Food, beverage and other	253,664	231,801	21,863	9.4%
General and administrative	368,863	314,695	54,168	17.2%
Depreciation and amortization	172,527	159,583	12,944	8.1%
Insurance recoveries, net of deductible charges	(7,229)	(13,219)	5,990	45.3%
Total operating expenses	$1,786,358	$1,672,145	$114,213	6.8%

Gaming expense

Gaming expense decreased by $4.0 million, or 1.2%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, and increased by $19.2 million, or 2.0%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the variances explained below.

Gaming expense for our East/West segment decreased by $12.5 million, or 7.1%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to a decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casinos at Charles Town Races and Perryville.

Gaming expense for our East/West segment increased by $25.2 million, or 5.0%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011 and an overall increase in gaming taxes resulting from increased taxable gaming revenue mentioned above at Hollywood Casino at Charles Town Races, as well as to a lesser extent at Zia Park Casino.

Gaming expense for our Midwest segment increased by $15.2 million, or 15.0%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to the opening of Hollywood Casino Toledo on May 29, 2012.  This increase was partially offset by decreased gaming taxes from lower levels of taxable gaming revenue for Hollywood Casino Aurora and Hollywood Casino Lawrenceburg primarily due to previously mentioned new competition, as well as decreased payroll and marketing costs at Hollywood Casino Lawrenceburg.

Gaming expense for our Midwest segment increased by $7.1 million, or 2.3%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the opening of Hollywood Casino Toledo on May 29, 2012.  This increase was partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue for Hollywood Casino Joliet, Hollywood Casino Aurora and Hollywood Casino Lawrenceburg primarily due to previously mentioned new competition, as well as the expiration of the 3% surcharge in July 2011 in connection with the opening of a new competing casino for Hollywood Casino Joliet and Hollywood Casino Aurora which had been required to subsidize local horse racing interests.  These properties also had decreased marketing and payroll costs for the nine months ended September 30, 2012 compared to the corresponding period in the prior year due to realignment of costs with decreased business demand resulting from the new competition.

Gaming expense for our Southern Plains segment decreased by $6.6 million, or 12.6%, and $12.7 million, or 8.1%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Argosy Casino Riverside, as well as decreased payroll costs at this property due to realignment of costs associated with lower business demand subsequent to the opening of our joint venture at Hollywood Casino at Kansas Speedway.

Food, beverage and other expense

Food, beverage and other expense decreased by $7.1 million, or 8.0%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, and increased by $21.9 million, or 9.4%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the variances explained below.

Food, beverage and other expense for our East/West segment decreased by $7.9 million, or 17.1%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to the sale of the on-site gas station in April 2012 as well as the closure of a dining outlet at the M Resort.

Food, beverage and other expense for our East/West segment increased by $21.5 million, or 20.9%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

Food, beverage and other expense for our Midwest segment increased by $3.2 million, or 18.5%, and $4.3 million, or 8.3%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to the opening of Hollywood Casino Toledo on May 29, 2012, partially offset by the recent opening on June 1, 2012 of a new racino in Columbus, Ohio which has negatively impacted Hollywood Casino Lawrenceburg.

Food, beverage and other expense for our Southern Plains segment decreased by $2.3 million, or 11.1%, and $4.6 million, or 7.4%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to a reduction in costs at Argosy Casino Riverside to align results with lower business volumes that have been experienced since the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012.

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

General and administrative expenses increased by $28.7 million, or 26.4%, and $54.2 million, or 17.2%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to the variances explained below.

General and administrative expenses for our East/West segment increased by $9.5 million, or 11.1%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

General and administrative expenses for our Midwest segment increased by $8.6 million, or 33.7%, and $14.7 million, or 19.2%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to the opening of Hollywood Casino Toledo on May 29, 2012 and increased preopening costs at Hollywood Casino Columbus of $3.4 million and $6.6 million for the three and nine months ended September 30, 2012, respectively, as well as $1.2 million in severance charges for the three months ended September 30, 2012 at Hollywood Casino Lawrenceburg. These increases were partially offset by declines at our other properties in the Midwest segment which had reduced costs in light of lower business volumes due to new competition.

General and administrative expenses for Other increased by $21.5 million, or 91.9%, and $29.5 million, or 39.9%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to lobbying efforts in Maryland related to our opposition to the November 2012 gaming referendum for $19.2 million for the three and nine months ended September 30, 2012 and increased compensation costs to support our growing organization.

Depreciation and amortization expense

Depreciation and amortization expense increased by $10.2 million, or 19.5%, and $12.9 million, or 8.1%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to the variances explained below.

Depreciation and amortization expense for our Midwest segment increased by $9.1 million, or 57.6%, and $15.0 million, or 31.9%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to the opening of Hollywood Casino Toledo on May 29, 2012.

Depreciation and amortization expense for our East/West segment increased by $3.2 million, or 5.1%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the acquisition of the M Resort on June 1, 2011.

Depreciation and amortization expense for Other increased by $2.0 million, or 91.0%, and $3.3 million, or 46.8%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011. This was caused by our decision to relocate our Ohio racetrack licenses at Raceway Park and Beulah Park to Dayton and Austintown, respectively, which resulted in the shortening of the useful lives of our property and equipment at our existing racetracks in order to fully depreciate these assets to their net salvage value by the anticipated relocation date in 2014.

Depreciation and amortization expense for our Southern Plains segment decreased by $1.7 million, or 13.4%, and $8.6 million, or 20.4%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to decreased depreciation and amortization expense at Hollywood Casino Bay St. Louis primarily related to replacement assets that were purchased after Hurricane Katrina being fully depreciated in August 2011. In addition, depreciation and amortization expense for the nine months ended September 30, 2012 compared to the corresponding period in the prior year was impacted by replacement assets that were purchased after Hurricane Katrina being fully depreciated in June 2011 at Boomtown Biloxi.

Insurance recoveries, net of deductible charges

Insurance recoveries, net of deductible charges during the nine months ended September 30, 2012 were related to a pre-tax insurance gain of $7.2 million, for the flood at Hollywood Casino Tunica. Insurance recoveries, net of deductible charges during the nine months ended September 30, 2011 were related to a pre-tax insurance gain of $18.5 million for a fire at Hollywood Casino Joliet, partially offset by a pre-tax insurance loss of $5.2 million for the flood at Hollywood Casino Tunica for the nine months ended September 30, 2011.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2012	2011	Variance	Variance
Interest expense	$(19,953)	$(23,514)	$3,561	15.1%
Interest income	218	68	150	220.6%
Gain from unconsolidated affiliates	807	17,293	(16,486)	(95.3)%
Loss on early extinguishment of debt	—	(17,838)	17,838	100.0%
Other	(1,954)	2,737	(4,691)	(171.4)%
Total other expenses	$(20,882)	$(21,254)	$372	1.8%

				Percentage
Nine Months Ended September 30,	2012	2011	Variance	Variance
Interest expense	$(55,819)	$(78,649)	$22,830	29.0%
Interest income	683	217	466	214.7%
Gain from unconsolidated affiliates	3,546	15,370	(11,824)	(76.9)%
Loss on early extinguishment of debt	—	(17,838)	17,838	100.0%
Other	(1,483)	393	(1,876)	(477.4)%
Total other expenses	$(53,073)	$(80,507)	$27,434	34.1%

Interest expense

Interest expense decreased by $3.6 million, or 15.1%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to the expiration of interest rate swap contracts in 2011 and the redemption of our $250 million 6 ¾% senior subordinated notes in August 2011, both of which were partially offset by higher interest on our senior secured credit facility primarily due to higher outstanding balances.

Interest expense decreased by $22.8 million, or 29.0%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the expiration of all interest rate swap contracts in 2011, redemption of our $250 million 6 ¾% senior subordinated notes in August 2011 and higher capitalized interest for the nine months ended September 30, 2012 compared to the corresponding period in the prior year, all of which were partially offset by higher interest on our senior secured credit facility entered into in July 2011 primarily due to higher interest rates and higher outstanding balances.  In 2011, we funded the redemption of our $250 million 6 ¾% senior subordinated notes with our revolving credit facility under the 2011 senior secured credit facility.

Gain from unconsolidated affiliates

Gain from unconsolidated affiliates decreased by $16.5 million, or 95.3%, and $11.8 million, or 76.9%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to a gain of $20.2 million on the sale of our interest in the Maryland Jockey Club in July 2011, which was partially offset by the opening of our joint venture, Hollywood Casino at Kansas Speedway, in February 2012.

Loss on early extinguishment of debt

During the three and nine months ended September 30, 2011, we recorded a $17.8 million loss on the early extinguishment of debt related to debt issuance costs write-offs and the call premium on the $250 million senior subordinated notes.

Other

Other changed by $4.7 million, or 171.4%, and $1.9 million, or 477.4%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, primarily due to foreign currency translation losses of $1.8 million and $1.4 million for the three and nine months ended September 30, 2012, respectively, as compared to foreign currency translation gains of $2.9 million and $0.8 million for the three and nine months ended September 30, 2011, respectively.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 40.3% and 39.4% for the three and nine months ended September 30, 2012, respectively, as compared to 35.1% and 36.7% for the three and nine months ended September 30, 2011, respectively. The primary reason for the increase for the nine months ended September 30, 2012 is due to the reversal of previously recorded unrecognized tax benefit reserves in the second quarter of 2011 as well as favorable state income tax benefits resulting from the impact of certain subsidiary restructurings completed in the third quarter of 2011.  The increase in the effective tax rate for the three months ended September 30, 2012 compared to the corresponding period in the prior year is due to the previously mentioned lobbying expenses partially offset by unrecognized tax benefit reversals recorded during the three months ended September 30, 2012.

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

Net cash provided by operating activities totaled $337.8 million and $438.1 million for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in net cash provided by operating activities of $100.3 million for the nine months ended September 30, 2012 compared to the corresponding period in the prior year is comprised primarily of an increase in income tax payments of $116.1 million, cash paid to suppliers and vendors of $40.3 million, and cash paid to employees of $35.5 million, all of which were partially offset by an increase in cash receipts from customers of $76.6 million and a decrease in interest payments of $24.7 million. The increase in cash receipts collected from our customers and the increase in higher cash payments for operating expenses for the nine months ended September 30, 2012 compared to the prior year was primarily due to the previously discussed growth in our East/West segment as well as the opening of Hollywood Casino Toledo in late May 2012, partially offset by new competition for various properties. The increase in higher cash payments for operating expenses was also impacted by $19.2 million of lobbying expenses incurred for our efforts in Maryland. The increase in cash paid to employees was primarily due to the acquisition of the M Resort on June 1, 2011 and the opening of Hollywood Casino Toledo in late May 2012 and Hollywood Casino Columbus in early October 2012. Additionally, the increase in income tax payments was primarily due to higher taxable income estimates as of September 30, 2012 which caused a $45.2 million increase in our tax payments.  A significant component driving our increase in estimated taxable income in 2012 compared to 2011 was due to legislation passed in the later part of 2010, “Tax Relief Act of 2010,” that allowed 100 percent bonus depreciation for qualifying new assets acquired and placed in service through 2011(compared to 50 percent bonus depreciation allowance for 2012).  We also made payments in the current year of $12.8 million on our liability for unrecognized tax benefits and also had a significant federal income tax overpayment from 2010 that was credited against our 2011 federal income tax liability.

Net cash used in investing activities totaled $490.6 million and $222.7 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash used in investing activities for the nine months ended September 30, 2012 included expenditures for property and equipment, net of reimbursements totaling $364.9 million, acquisition of gaming licenses for $105.0 million for Hollywood Casino Toledo and Hollywood Casino Columbus, and investment in joint ventures of $39.6 million, all of which were partially offset by a decrease in cash in escrow of $15.8 million and proceeds from the sale of property and equipment totaling $3.1 million. The increase in net cash used in investing activities of $267.9 million for the nine months ended September 30, 2012 compared to the corresponding period in the prior year was primarily due to increased expenditures for property and equipment of $161.4 million as a result of increased expenditures at our two new facilities in Ohio and gaming license payments totaling $105.0 million in connection with the May 29, 2012 opening of Hollywood Casino Toledo and the October 8, 2012 opening of Hollywood Casino Columbus.

Net cash provided by (used in) financing activities totaled $131.9 million and $(253.9) million for the nine months ended September 30, 2012 and 2011, respectively. The increase in net cash provided by financing activities for the nine months ended September 30, 2012 compared to the corresponding period in the prior year was primarily due to an increase in borrowings under our revolver in our senior secured credit facility primarily used for our increased expenditures in Ohio and income tax payments.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2012, and actual expenditures for the nine months ended September 30, 2012 (excluding licensing fees). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2012.

Property	Expected for Year Ending December 31, 2012	Expenditures for Nine Months Ended September 30, 2012	Balance to Expend in 2012
	(in millions)

Midwest	$376.9	$287.0	$89.9
East/West	12.9	8.6	4.3
Southern Plains	14.2	2.9	11.3
Other	0.2	0.1	0.1
Total	$404.2	$298.6	$105.6

In November 2009, the “Ohio Jobs and Growth Plan,” a casino ballot proposal calling for an amendment to Ohio’s Constitution to authorize casinos in the state’s four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. Hollywood Casino Toledo, a $320 million Hollywood-themed casino in Toledo, Ohio, inclusive of $50 million in licensing fees, opened on May 29, 2012 and features 2,000 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Columbus, a $400 million Hollywood-themed casino in Columbus, Ohio, inclusive of $50 million in licensing fees, opened on October 8, 2012 and features approximately 3,000 slot machines, 78 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge.  As of September 30, 2012, we have incurred cumulative costs of $310.2 million and $320.8 million, which includes licensing fees, for Hollywood Casino Toledo and Hollywood Casino Columbus, respectively.

In June 2012, we announced that we had formally filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. Full details and design of the project at Austintown are in the development stage for a new $275 million Hollywood-themed facility, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new thoroughbred racetrack and up to 1,500 video lottery terminals, as well as various restaurants, bars and other amenities. The new Austintown facility will be located on 184 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility will be located on 125 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. Full details and design of the Dayton project are in the development stage, with a new $275 million Hollywood-themed facility, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new standardbred racetrack and up to 1,500 video lottery terminals, as well as various restaurants, bars and other amenities. We have incurred cumulative costs of $6.1 million and $4.1 million as of September 30, 2012 for the Austintown facility and the Dayton facility, respectively.

During the nine months ended September 30, 2012, we spent approximately $66.3 million for capital maintenance expenditures, with $18.5 million at our Midwest segment, $26.3 million at our East/West segment, $16.7 million at our Southern Plains segment, and $4.8 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2012 to date.

Debt

Our senior secured credit facility had a gross outstanding balance of $1,840.9 million at September 30, 2012, consisting of $444.0 million drawn under the revolving credit facility, a $656.3 million Term Loan A facility, and a $740.6 million Term Loan B facility. Additionally, at September 30, 2012, we were contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $24.1 million, resulting in $231.9 million of available borrowing capacity as of September 30, 2012 under the revolving credit facility. On November 1, 2012, we increased the size of our senior secured credit facility.  See Note 14 to the condensed consolidated financial statements for further detail.

Other long-term obligations

In September 2012, we received $10 million under a subscription agreement entered into between A3 Gaming Investments, LLC, an investment vehicle owned by the previous owner of the M Resort (“A3 Gaming Investments”), and LV Gaming Ventures, LLC, a wholly-owned subsidiary of the Company and holder of the assets of the M Resort (“LV Gaming Ventures”). The subscription agreement entitled A3 Gaming Investments to invest in a limited liability membership interest in LV Gaming Ventures which matures on October 1, 2016.  The investment entitles A3 Gaming Investments to annual payments and a settlement value based on the earnings levels of the M Resort.  In accordance with ASC 480, “Distinguishing Liabilities from Equity,” we determined that this obligation is a financial instrument and as such should be recorded as a liability within debt. Changes in the settlement value, if any, will be accreted to interest expense through the maturity date of the instrument.

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

At September 30, 2012, we were in compliance with all required financial covenants.

Outlook

Based on our current level of operations and anticipated earnings growth, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility (including amounts that can be obtained for the Harrah’s St. Louis acquisition, see Note 4 for further details), will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings growth will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the senior subordinated notes, to retire or redeem the senior subordinated notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the risk related to our capital structure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at September 30, 2012 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2012.

	10/01/12 - 09/30/13	10/01/13 - 09/30/14	10/01/14 - 09/30/15	10/01/15 - 09/30/16	10/01/16 - 09/30/17	Thereafter	Total	Fair Value 9/30/12
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$325,000	$325,000	$365,625
Average interest rate						8.75%

Variable rate	$46,875	$64,375	$77,500	$941,500	$7,500	$703,125	$1,840,875	$1,842,727
Average interest rate (1)	2.41%	2.54%	2.73%	2.85%	4.29%	4.46%

(1)                                  Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 9: Commitments and Contingencies” in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A — Risk Factors

We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any common equity securities during the three months ended September 30, 2012.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

November 5, 2012	By:	/s/ William J. Clifford
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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith.