Form 10-K
period 2012-12-31
PENN NATIONAL GAMING INC
filed 2013-02-22
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2.9 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2012. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company.

          The number of shares of the registrant's common stock outstanding as of February 14, 2013 was 77,715,792.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2013 annual meeting of shareholders are incorporated by reference into Part III.

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

        Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below and in the information incorporated by reference herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

  •
  the proposed separation of a newly formed publicly traded real estate investment trust ("PropCo") from the Company (the "Spin-Off"), including our ability to timely receive all necessary consents and approvals, the anticipated timing of the proposed separation, the expected tax treatment of the proposed transaction, the ability of each of the post-spin Company and PropCo to conduct and expand their respective businesses following the proposed Spin-Off, and the diversion of management's attention from traditional business concerns;

  •
  our ability to raise the capital necessary to finance the Spin-Off, including the redemption of our existing debt and preferred stock obligations, the anticipated cash portion of our special E&P dividend and transaction costs;

  •
  our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, including favorable resolution of any related litigation, including the appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio;

  •
  our ability to secure state and local permits and approvals necessary for construction;

ii

  •
  construction factors, including delays, unexpected remediation costs, local opposition and increased cost of labor and materials;

  •
  our ability to successfully integrate Harrah's St. Louis into our existing business;

  •
  our ability to reach agreements with the thoroughbred and harness horseman in Ohio in connection with the proposed relocations and to otherwise maintain agreements with our horseman, pari-mutuel clerks and other organized labor groups;

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

  •
  the activities of our competitors and the rapid emergence of new competitors (traditional, internet and sweepstakes based);

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

  •
  the impact of weather; and

  •
  other factors as discussed in our filings with the United States Securities and Exchange Commission.

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

iii

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., Hollywood Casino Corporation, Argosy Gaming Company, Zia Park Casino, Sanford-Orlando Kennel Club and The M Resorts LLC (the "M Resort")), greenfield projects (such as at Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor and Hollywood Casino Perryville), and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Most recently, we, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012 and in Ohio, we opened our Hollywood Casino Toledo facility on May 29, 2012 and our Hollywood Casino Columbus facility on October 8, 2012. Finally, on November 2, 2012, we acquired Harrah's St. Louis facility, which we are in the process of rebranding to Hollywood Casino St. Louis.

        As of December 31, 2012, we owned, managed, or had ownership interests in twenty-nine facilities in the following nineteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario.

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

        In this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" and "Penn" refer to Penn National Gaming, Inc. and subsidiaries, unless the context indicates otherwise.

Proposed Spin-Off of Real Estate Assets through a Real Estate Investment Trust

        On November 15, 2012, we announced that we intend to pursue a plan to separate the majority of our gaming operating assets and real property assets into two publicly traded companies, including an operating entity, Penn National Gaming ("PNG"), and, through a tax-free Spin-Off of our real estate assets to holders of our common stock, a newly formed publicly traded real estate investment trust ("REIT") ("PropCo"), subject to required gaming regulatory body approvals.

        A REIT is not permitted to retain earnings and profits ("E&P") accumulated during the years when the company or its predecessor was taxed as a regular C corporation. For PropCo to elect REIT status, PropCo must distribute to its shareholders its undistributed E&P attributable to taxable periods prior to its REIT election. We currently estimate that, if PropCo were to elect REIT status as of January 1, 2014, the aggregate amount of the special E&P taxable dividend would be approximately $1.4 billion. The dividend will be paid in a combination of cash and PropCo common stock, which will consist of at least 20% in cash with the remainder in PropCo common stock. In addition, going forward, the Company expects that PropCo will distribute at least 90% of its annual taxable income as dividends.

        As a result of the proposed Spin-Off, PropCo will initially own substantially all of the real property assets and will lease back most of those assets to PNG for use by its subsidiaries, under a "triple net" 35 year Master Lease agreement (including extensions), as well as Hollywood Casino Perryville and

Hollywood Casino Baton Rouge that will be held and operated in taxable REIT subsidiaries. PNG would own the gaming licenses, operate the leased gaming facilities and own and operate other assets, including the Casino Rama casino management contract, the 50% joint venture interest in Hollywood Casino at Kansas Speedway, seven non-casino racetracks and gaming equipment. See the "Risk Factors—Risks Related to Proposed Spin-Off of Real Estate Assets through a Real Estate Investment Trust" section of this Annual Report for a discussion of the risks in connection with this proposed Spin-Off and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report for further details on this transaction.

Properties

        The following table summarizes, by our reportable segments, certain features of our owned properties and our managed property that are currently in operations as of December 31, 2012:

	Location	Type of Facility	Approx. Gaming Square Footage	Gaming Machines	Table Games(1)	Hotel Rooms
Midwest
Owned Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	142,500	2,907	80	295
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	53,000	1,172	21	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	50,000	1,177	23	100
Argosy Casino Alton	Alton, IL	Dockside gaming	23,000	1,030	15	—
Hollywood Casino Toledo	Toledo, OH	Land-based gaming	119,116	2,033	60	—
Hollywood Casino Columbus	Columbus, OH	Land-based gaming	126,156	3,015	78	—
Managed Property:
Casino Rama	Orillia, Ontario	Land-based gaming	93,000	2,516	105	289

Subtotal			606,772	13,850	382	684
East/West
Owned Properties:
Hollywood Casino at Charles Town Races	Charles Town, WV	Land-based gaming/Thoroughbred racing	209,508	3,500	110	153
Hollywood Casino at Penn National Race Course	Grantville, PA	Land-based gaming/Thoroughbred racing	99,194	2,469	53	—
M Resort	Henderson, NV	Land-based gaming	92,000	1,583	53	390
Hollywood Casino Perryville	Perryville, MD	Land-based gaming	34,329	1,500	—	—
Hollywood Casino Bangor	Bangor, ME	Land-based gaming/Harness racing	31,750	925	11	152
Zia Park Casino	Hobbs, NM	Land-based gaming/Thoroughbred racing	18,460	750	—	—

Subtotal			485,241	10,727	227	695
Southern Plains
Owned Properties:
Hollywood Casino Bay St. Louis	Bay St. Louis, MS	Land-based gaming	56,300	1,195	20	291
Argosy Casino Riverside	Riverside, MO	Dockside gaming	56,400	1,646	31	258
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	54,000	1,114	27	494
Boomtown Biloxi	Biloxi, MS	Dockside gaming	51,665	978	16	—
Hollywood Casino Baton Rouge	Baton Rouge, LA	Dockside gaming	28,000	960	18	—
Argosy Casino Sioux City	Sioux City, IA	Dockside gaming	20,500	715	16	—
Hollywood Casino at Kansas Speedway (2)	Kansas City, KS	Land-based gaming	95,000	2,000	40	—
Hollywood Casino St. Louis	Maryland Heights, MO	Land-based gaming	109,000	2,164	57	502

Subtotal			470,865	10,772	225	1,545
Other
Owned Properties:
Bullwhackers	Black Hawk, CO	Land-based gaming	10,425	282	—	—
Raceway Park	Toledo, OH	Standardbred racing	—	—	—	—
Beulah Park	Grove City, OH	Thoroughbred racing	—	—	—	—
Rosecroft Raceway	Oxon Hill, MD	Standardbred racing	—	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Greyhound racing	—	—	—	—
Freehold Raceway(3)	Freehold, NJ	Standardbred racing	—	—	—	—
Sam Houston Race Park(4)	Houston, TX	Thoroughbred racing	—	—	—	—
Valley Race Park(4)	Harlingen, TX	Greyhound racing	—	—	—	—

Subtotal			10,425	282	—	—

Total			1,573,303	35,631	834	2,924

(1)
Excludes poker tables.

(2)
Pursuant to a joint venture with International Speedway Corporation ("International Speedway").

(3)
Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

(4)
Pursuant to a joint venture with MAXXAM, Inc. ("MAXXAM").

Midwest Owned Properties

Hollywood Casino Lawrenceburg

        Hollywood Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati. The Hollywood-themed casino riverboat has 142,500 square feet of gaming space on two levels with 2,907 slot machines, 80 table games and 19 poker tables. Hollywood Casino Lawrenceburg also includes a 295-room hotel as well as a restaurant, a buffet, a bar, a nightclub, a casual dining room, two cafes and meeting space.

        The City of Lawrenceburg is currently constructing a hotel near our Hollywood Casino Lawrenceburg property. By contractual agreement reached with the City of Lawrenceburg, the project will ultimately be owned and operated by a subsidiary of the Company upon completion of construction. Currently slated to include 165 rooms and approximately 18,000 square feet of multipurpose space, the City of Lawrenceburg anticipates an opening date in the first quarter of 2014.

Hollywood Casino Aurora

        Hollywood Casino Aurora, part of the Chicagoland market, is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. This single-level dockside casino provides 53,000 square feet of gaming space with 1,172 slot machines, 21 gaming tables and 6 poker tables. The facility features a steakhouse with a private dining room, a VIP lounge for premium players, a casino bar with video poker, a buffet, and a deli. Hollywood Casino Aurora also has a surface parking lot, two parking garages with approximately 1,500 parking spaces, and a gift shop.

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

Argosy Casino Alton

        Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis. Argosy Casino Alton is a three-deck gaming facility featuring 23,000 square feet of gaming space with 1,030 slot machines and 15 table games. Argosy Casino Alton includes an entertainment pavilion and features a 214-seat buffet, a restaurant, a deli and a 475-seat main showroom. The facility also includes surface parking areas with 1,341 spaces.

Hollywood Casino Toledo

        Hollywood Casino Toledo is located in Toledo, Ohio and opened on May 29, 2012. Hollywood Casino Toledo is a Hollywood-themed casino featuring 119,116 square feet of gaming space with 2,033 slot machines, 60 table games and 20 poker tables. Hollywood Casino Toledo also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for approximately 3,300 spaces.

Hollywood Casino Columbus

        Hollywood Casino Columbus is located in Columbus, Ohio and opened on October 8, 2012. Hollywood Casino Columbus is a Hollywood-themed casino featuring 126,156 square feet of gaming space with 3,015 slot machines, 78 table games and 30 poker tables. Hollywood Casino Columbus also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for approximately 4,600 spaces. In February 2013, we decided to remove approximately 500 slot machines in the near term and add 6 poker tables to better meet market demand.

Midwest Managed Property

Casino Rama

        Through CHC Casinos Canada Limited ("CHC Casinos"), our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation ("OLGC"), an agency of the Province of Ontario. Casino Rama is located on the lands of the Rama First Nation, approximately 90 miles north of Toronto. The property has approximately 93,000 square feet of gaming space with 2,516 gaming machines, 105 table games and 16 poker tables. In addition, the property includes a 5,000-seat entertainment facility, a 289-room hotel and 3,642 surface parking spaces.

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

        The Agreement terminated on August 1, 2011. In July 2011, we entered into a new interim agreement with the OLGC for the operation of the Casino Rama facility through March 31, 2012, which was subsequently extended in January 2012 for an additional six months through September 30, 2012 and extended in August 2012 on a month-to-month basis going forward with a 60 days notice period. In March 2012, the OLGC canceled its process of evaluating bids for a new five year operating contract for the facility (which included a limit on operating fees exceeding $5 million per year). Although that particular bid process has been canceled, there are periodic OLGC statements about exploring other bids and privatization plans. As a result, there can be no assurance how long the OLGC will continue to engage us to manage the property.

Midwest Development Projects

        In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate these racetracks in Toledo and Grove City to Dayton and Austintown (located in the Mahoning Valley), respectively. The Dayton facility, a standardbred track, will be located on 125 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. The Austintown facility, which will be a thoroughbred track, will be located on 184 acres in Austintown's Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. Both of the new racetrack facilities will each feature up to 1,500 video lottery terminals, as well as various restaurants, bars and other amenities. We anticipate our relocation plans being approved in the first half of 2013 and completing these new integrated racing and gaming facilities in 2014.

East/West Owned Properties

Hollywood Casino at Charles Town Races

        Hollywood Casino at Charles Town Races is located in Charles Town, West Virginia, within approximately a one-hour drive of the Baltimore, Maryland and Washington, D.C. markets. Hollywood Casino at Charles Town Races features 209,508 square feet of gaming space with 3,500 gaming machines and a 153-room hotel, as well as various dining options, including a high-end steakhouse, a sports bar and entertainment lounge, as well as an asian restaurant that opened in August 2012. In July 2010, we added table games and poker tables following voter approval of table games in the December 5, 2009 special election. As of December 31, 2012, the property had 110 table games and 50 poker tables. The complex also features live thoroughbred racing at a 3/4-mile all-weather lighted thoroughbred racetrack with a 3,000-seat grandstand, parking for 5,781 vehicles and simulcast wagering and dining.

Hollywood Casino at Penn National Race Course

        Hollywood Casino at Penn National Race Course is located in Grantville, Pennsylvania, which is 15 miles northeast of Harrisburg. Hollywood Casino at Penn National Race Course is a 365,000 square foot facility with 2,469 slot machines. In July 2010, we added table games and poker tables following legislation passed in January 2010 permitting the operation of table games by existing licensees. As of December 31, 2012, the property had 53 table games and 16 poker tables. The facility also includes an entertainment bar and lounge, a sports bar, a buffet, a high-end steakhouse and various casual dining options, as well as a simulcast facility and viewing area for live racing. The facility has ample parking, including a five-story self-parking garage, with capacity for approximately 2,200 cars and approximately 1,500 surface parking spaces for self and valet parking. The property includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track. The property also includes approximately 400 acres that are available for future expansion or development.

M Resort

        The M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated on over 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features over 92,000 square feet of gaming space with 1,583 slot machines, 53 table games, and 10 poker tables. The M Resort also offers 390 guest rooms and suites, six restaurants and six destination bars, more than 60,000 square feet of meeting and conference space, a 4,700 space parking facility, a spa and fitness center and a 100,000 square foot events piazza. In January 2012, the M Resort expanded its convention space by about 25,000 square feet which will be used for both conventions and meetings, as well as concerts and other larger scale events.

Hollywood Casino Perryville

        Hollywood Casino Perryville is located directly off Interstate 95 in Cecil County, Maryland just 35 miles northeast of Baltimore and 70 miles from Washington, D.C. Hollywood Casino Perryville is a Hollywood-themed facility which offers 34,329 square feet of gaming space with 1,500 slot machines. In November 2012, voters approved a referendum authorizing the ability to add table games to Maryland's five existing and planned casinos. We expect to open table games in the spring of 2013. The facility also offers various food and beverage options, including a bar and grill, a gift shop and 1,600 parking spaces with valet and self-parking. In January 2013, following the receipt of regulatory approval, we removed approximately 350 slot machines as a result of additional competition in the marketplace, which resulted in a reduction to business volumes.

Hollywood Casino Bangor

        Hollywood Casino Bangor, which is located in Bangor, Maine, includes 31,750 square feet of gaming space with 925 slot machines. On November 8, 2011, voters in Penobscot County approved the addition of table games. As of December 31, 2012, the property had 11 table games and 5 poker tables. Hollywood Casino Bangor's amenities include a 152-room hotel, with 5,119 square feet of meeting and pre-function space, two eateries, a buffet and a snack bar, a small entertainment stage, and a four-story parking garage with 1,500 spaces. Bangor Raceway, which is adjacent to the property, is located at historic Bass Park and includes a one-half mile standardbred racetrack and grandstand to seat 3,500 patrons.

Zia Park Casino

        Zia Park Casino is located in Hobbs, New Mexico and includes a casino as well as an adjoining racetrack. Zia Park Casino includes 18,460 square feet of gaming space with 750 slot machines and operates two restaurants. The property has a one-mile quarter/thoroughbred racetrack, with live racing from September to December, and a year-round simulcast parlor. We anticipate commencing construction of a new hotel, budgeted at $26.2 million which will include 150 rooms, six suites, a board/meeting room, exercise/fitness facilities and a breakfast venue.

Southern Plains Owned Properties

Hollywood Casino Bay St. Louis

        Hollywood Casino Bay St. Louis, which is located in Bay St. Louis, Mississippi, features 56,300 square feet of gaming space with 1,195 slot machines, 20 table games, and 4 poker tables. The waterfront Hollywood Hotel features 291 rooms and a 10,000 square foot ballroom, including nine separate meeting rooms offering more than 14,000 square feet of meeting space. Hollywood Casino Bay St. Louis offers live concerts and various entertainment on weekends in the ballroom. The property also features The Bridges golf course, an 18-hole championship golf course. Hollywood Casino Bay St. Louis has various dining facilities including a steakhouse, a buffet, a casual dining room and a clubhouse lounge as well as an entertainment bar. Other amenities include a recreational vehicle park with 100 spaces and a gift shop.

Argosy Casino Riverside

        Argosy Casino Riverside is located on the Missouri River approximately five miles from downtown Kansas City in Riverside, Missouri. The casino features 56,400 square feet of gaming space with 1,646 slot machines and 31 table games. This Mediterranean-themed casino and hotel features a nine-story, 258-room hotel and spa, an entertainment facility featuring various food and beverage areas, including a buffet, a steakhouse, a deli, a coffee bar, a VIP lounge and a sports/entertainment lounge and 19,000 square feet of banquet/conference facilities. Argosy Casino Riverside also has parking for approximately 3,000 vehicles, including a 1,250 space parking garage.

Hollywood Casino Tunica

        Hollywood Casino Tunica is located in Tunica, Mississippi. This single-level casino features 54,000 square feet of gaming space with 1,114 slot machines, 27 table games and 6 poker tables. Hollywood Casino Tunica also has a 494-room hotel and 123-space recreational vehicle park. Entertainment amenities include a steakhouse, a buffet, a grill, an entertainment lounge, a premium players' club, a themed bar facility, an indoor pool and showroom as well as banquet and meeting facilities. In addition, Hollywood Casino Tunica offers surface parking with 1,635 spaces.

Boomtown Biloxi

        Boomtown Biloxi is located in Biloxi, Mississippi and offers 51,665 square feet of gaming space with 978 slot machines, 16 table games and 5 poker tables. It features a buffet, a steakhouse and a 24-hour grill and bakery. Boomtown Biloxi also has 1,450 surface parking spaces.

Hollywood Casino Baton Rouge

        Hollywood Casino Baton Rouge is a dockside riverboat gaming facility operating in Baton Rouge, Louisiana. The riverboat features approximately 28,000 square feet of gaming space with 960 gaming machines and 18 table games. The facility also includes a two-story, 58,000 square foot dockside building featuring a variety of amenities, including a steakhouse, a 268-seat buffet, a deli, a premium players' lounge, a nightclub, a lobby bar, a public atrium, two meeting rooms, 1,490 parking spaces, and a gift shop. We also own 3.8 acres of adjacent land which features a railroad underpass that provides unimpeded access to the casino property.

Argosy Casino Sioux City

        Argosy Casino Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 20,500 square feet of gaming space with 715 slot machines, 16 table games and 4 poker tables. The casino is complemented by adjacent barge facilities featuring dining facilities, meeting space, and 524 parking spaces.

Hollywood Casino at Kansas Speedway

        Hollywood Casino at Kansas Speedway, our 50% joint venture with International Speedway, is located in Kansas City, Kansas and opened on February 3, 2012. The facility features a 95,000 square foot casino with approximately 2,000 slot machines, 40 table games and 12 poker tables. Hollywood Casino at Kansas Speedway offers a variety of dining and entertainment facilities as well as has a 1,253 space parking structure.

Hollywood Casino St. Louis

        On November 2, 2012, we acquired Harrah's St. Louis gaming and lodging facility from Caesars Entertainment. The facility is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I-70 and approximately 22 miles northwest of downtown St. Louis. The facility is situated on 248 acres along the Missouri River and features approximately 109,000 square feet of gaming space with 2,164 slot machines, 57 table games, 21 poker tables, a 502 guestroom hotel, nine dining and entertainment venues and structured and surface parking for approximately 4,600 spaces. We are currently in the process of transitioning the property to our Hollywood Casino-brand name.

Other Owned Properties

Bullwhackers

        The Bullwhackers casino, which is located in Black Hawk, Colorado, includes 10,425 square feet of gaming space with 282 slot machines. The property also includes a 344-car surface parking area. We also own and operate a gas station/convenience store located approximately 7 miles east of the Bullwhackers casino on Highway 119. In February 2013, the Company entered into an agreement to sell this property which we anticipate will close in the second quarter of 2013.

Raceway Park

        Raceway Park is a 58,250 square foot facility with a 5/8-mile standardbred race track located in Toledo, Ohio. The facility also features simulcast wagering and has theatre-style seating capacity for 1,977 and surface parking for 3,000 vehicles. As mentioned above, we are currently working on relocating the racetrack to Dayton, Ohio.

Beulah Park

        Beulah Park is a thoroughbred racing facility located in Grove City, Ohio on approximately 210 acres just outside of Columbus, Ohio. Beulah Park features live thoroughbred racing from October to May as well as simulcast wagering from a number of nationwide tracks. Beulah Park includes a grandstand, outdoor paddock, a clubhouse facility and numerous food and dining options. As mentioned above, we are currently working on relocating the racetrack to Austintown, Ohio.

Rosecroft Raceway

        On February 28, 2011, we completed our acquisition of Rosecroft Raceway in Oxon Hill, Maryland following the completion of a bankruptcy auction and approval of the purchase by a United States ("U.S.") Bankruptcy Court judge. Rosecroft Raceway, located approximately 13 miles south of Washington, D.C., is situated on approximately 125 acres just outside the Washington I-495 Beltway in Prince George's county. The Rosecroft facility features a 5/8-mile standardbred race track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building with dining facilities. In August 2011, Rosecroft Raceway re-opened for simulcasting and live standardbred racing resumed in January 2012.

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

Sam Houston Race Park and Valley Race Park

        On April 8, 2011, following final approval by the Texas Racing Commission, we completed our investment in a joint venture with MAXXAM that owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a planned racetrack in Laredo, Texas. Sam Houston Race Park is located 15 miles northwest from downtown Houston along Beltway 8. Sam Houston Race Park hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties and meetings, concerts and national touring festivals throughout the year. Valley Race Park is a 91,000 square foot dog racing and simulcasting facility located in Harlingen, Texas.

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

Competition

        The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming and other forms of gaming in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; high school, collegiate and professional athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Ohio and Maryland), have legalized, and will expand gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our properties' ability to compete with facilities in nearby jurisdictions.

        Our racing operations face significant competition for wagering dollars from other racetracks and OTWs, some of which also offer other forms of gaming, as well as other gaming venues such as casinos. Additionally, for a number of years, there has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives and unwillingness of customers to travel a significant distance to racetracks. Our account wagering operations compete with other providers of such services throughout the country. We also may face competition in the future from new OTWs, new racetracks, instant racing, or new providers of account wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing operations, such gaming opportunities could have an adverse effect on our business, financial condition and results of operations.

        Midwest.    In Ohio, voters passed a referendum in 2009 to allow four land-based casinos in four cities, one of which will be in downtown Cincinnati, which is the primary feeder market for our Hollywood Casino Lawrenceburg property. The proposed $400 million casino in nearby Cincinnati, Ohio will be operated by Caesars Entertainment as part of a joint venture with Rock Gaming LLC and is anticipated to open in March 2013. This new facility will have an adverse impact on Hollywood Casino Lawrenceburg. However, this referendum also resulted in the Company being selected as the operator of two of the four land-based casinos. During 2012, we opened Hollywood Casino Toledo on May 29th and Hollywood Casino Columbus on October 8th. Additionally in Ohio, the State of Ohio approved the placement of video lottery terminals at the state's seven racetracks. On June 1, 2012, a new racino at Scioto Downs in Columbus, Ohio opened, which has had a negative impact on

Hollywood Casino Lawrenceburg's financial results and competes in the same market as Hollywood Casino Columbus. In addition, new racinos in Ohio are planned at Lebanon Raceway, which will start construction soon, and River Downs, which has started construction, both of which plan to open in early 2014. Both of these racinos are expected to have a further adverse impact on Hollywood Casino Lawrenceburg. We are in the process of relocating our existing racetracks in Toledo and Grove City to Dayton and Austintown, respectively, where we intend to develop new integrated racing and gaming facilities which we anticipate completing in 2014.

        In Illinois, the tenth licensed casino opened on July 18, 2011 in Des Plaines. As a result, Hollywood Casino Aurora and Hollywood Casino Joliet faced additional competition as the facilities are located in the suburban area northwest of Chicago; however the 3% surcharge that Hollywood Casino Aurora and Hollywood Casino Joliet paid to subsidize local racing horse interests is no longer required with the opening of the Des Plaines facility. In addition, in July 2009, the Governor of Illinois signed a bill providing for the legalization of up to five video lottery terminals to be installed in licensed bars, restaurants and truck stops, among other venues that permit on-site alcohol consumption. In July 2011, the Illinois Supreme Court, in a unanimous ruling, cleared the way for the 2009 Illinois Video Gaming Act to go forward. In October 2012, video gambling in Illinois was officially launched with the first locations being allowed to operate video lottery terminals. The state is currently processing gaming license applications from numerous other locations; however, several cities, including Chicago, and counties have existing gambling bans or opted out of participation. Additionally in Illinois, in late August 2012, the Governor of Illinois vetoed a gaming expansion bill that would have allowed five new casinos in the state while bringing slot machines to the Illinois racetracks. However, a dormant gaming expansion bill that was placed on hold in 2011 after being passed by the legislature was sent to the Governor of Illinois in early 2013 for approval. The Governor of Illinois has 60 days after receipt of the bill to approve or veto it. Finally, casino gaming is not currently permitted in Kentucky, and a bill that would have allowed a referendum on casinos in Kentucky was defeated in the Senate in 2012. Currently, legislators are working on new expansion gambling proposals in Kentucky. The commencement of gaming in Kentucky and the expansion of gaming in Illinois would negatively impact certain of our existing Midwest properties.

        East/West.    In November 2008, the citizens of Maryland approved a referendum to allow up to 15,000 slot machines at five locations throughout the state. These locations included a facility in each of Cecil, Allegany, Anne Arundel, Baltimore City and Worchester Counties. We opened Hollywood Casino Perryville in Cecil County on September 27, 2010, which was the only facility operational in 2010. In November 2010, zoning was approved by voters for a proposed casino complex at the Arundel Mills mall in Anne Arundel, Maryland. The casino complex opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. The opening of this casino complex has and will continue to have a significant impact on the financial results of Hollywood Casino at Charles Town Races and Hollywood Casino Perryville. Additionally, the opening of a proposed $300 million casino in Baltimore City County, which is scheduled to begin construction in 2013 with an opening in mid 2014, will also negatively impact our operations at Charles Town and Perryville. In addition, in November 2012, voters approved a referendum authorizing a sixth casino in Prince George's County and the ability to add table games to Maryland's five existing and planned casinos. A separate state commission is expected to take bids for the Prince George's casino in May 2013. Though we intend to participate in the bidding process, another operator could be selected which would adversely impact our financial results as it will create additional competition for Hollywood Casinos at Charles Town Races and Perryville. The three existing Maryland casinos, including our Perryville casino, are expected to open table games in the spring of 2013. Our East/West segment also contains our M Resort property which caters to the Las Vegas locals market. The strength of the Las Vegas locals market is partially linked to the health of the Las Vegas strip. Continued weakness in this market may continue to negatively impact the Las Vegas locals market, including our M Resort property. In Maine, a new casino opened in Oxford in

June 2012, approximately 120 miles from our Hollywood Casino Bangor facility, which has and will continue to have a negative impact on Hollywood Casino Bangor. However, in November 2011, voters in Penobscot County approved the addition of table games, which were introduced at Hollywood Casino Bangor on March 16, 2012.

        Southern Plains.    In Kansas, the legislature approved the expansion of casino gaming in its state, and on February 3, 2012, Kansas Entertainment, LLC ("Kansas Entertainment"), a joint venture of affiliates of International Speedway and us, opened the facility, which is located approximately 17 miles from Argosy Casino Riverside. The opening of this casino has and will continue to negatively impact the financial results of Argosy Casino Riverside due to their close proximity to one another. In Louisiana, a new riverboat casino and hotel opened in Baton Rouge on September 1, 2012. The opening of this riverboat casino had and will continue to have an adverse effect on the financial results of Hollywood Casino Baton Rouge. In the Mississippi Gulf Coast market, a casino in Biloxi opened in late May 2012, which has and will continue to have an adverse effect on the financial results of our Boomtown Biloxi property.

U.S. and Foreign Revenues

        Our net revenues in the U.S. for 2012, 2011, and 2010 were approximately $2,884.7 million, $2,727.1 million, and $2,443.9 million, respectively. Our revenues from operations in Canada for 2012, 2011, and 2010 were approximately $14.8 million, $15.2 million, and $15.2 million, respectively.

Segments

        In 2011, we realigned our reporting structure in connection with the hiring of a senior vice president of regional operations. We now have three senior vice presidents of regional operations who oversee various properties based primarily on their geographic locations and whom report directly to our President and Chief Operating Officer. This event impacted how our Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM") as that term is defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting" ("ASC 280"), measures and assesses our business performance and has caused us to conclude that we now have reportable segments. Therefore, we have aggregated our properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains, consistent with how our CODM reviews and assesses our financial performance. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 16—Segment Information."

        The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Hollywood Casino Toledo, which opened on May 29, 2012, and Hollywood Casino Columbus, which opened on October 8, 2012. It also includes our Casino Rama management service contract and the Mahoning Valley and Dayton Raceway projects in Ohio which we anticipate completing in 2014.

        The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Zia Park Casino, and the M Resort.

        The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, Hollywood Casino St. Louis (formerly Harrah's St. Louis which was acquired from Caesars Entertainment on November 2, 2012), and includes our 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway that opened on February 3, 2012.

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

Management

Name	Age	Position
Peter M. Carlino	66	Chief Executive Officer
Timothy J. Wilmott	54	President and Chief Operating Officer
William J. Clifford	55	Senior Vice President-Finance and Chief Financial Officer
Thomas P. Burke	56	Senior Vice President-Regional Operations
John V. Finamore	54	Senior Vice President-Regional Operations
Robert S. Ippolito	61	Vice President, Secretary and Treasurer
Jordan B. Savitch	47	Senior Vice President and General Counsel
Jay A. Snowden	36	Senior Vice President-Regional Operations
Steven T. Snyder	52	Senior Vice President-Corporate Development

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

        Timothy J. Wilmott.    Mr. Wilmott joined us in February 2008 as President and Chief Operating Officer. Previously, Mr. Wilmott served as Chief Operating Officer of Harrah's Entertainment, a position he held for approximately four years. In this position, he oversaw the operations of all of Harrah's revenue-generating businesses, including 48 casinos, 38,000 hotel rooms and 300 restaurants. All Harrah's Division Presidents, Senior Vice Presidents of Brand Operations, Marketing and Information Technology personnel reported to Mr. Wilmott in his capacity as Chief Operating Officer. Prior to his appointment to the position of Chief Operating Officer, Mr. Wilmott served from 1997 to 2002 as Division President of Harrah's Eastern Division with responsibility for the operations of eight Harrah's properties.

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

        Robert S. Ippolito.    In July 2001, we appointed Mr. Ippolito to the position of Vice President, Secretary and Treasurer. Mr. Ippolito has served as our Secretary and Treasurer since April 1994 and served as our Chief Financial Officer from April 1994 until July 2001. Mr. Ippolito brings more than 24 years of gaming and racing experience to the management team both as a manager at a major accounting firm and as an officer of companies in the racing business.

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

        Jay A. Snowden.    Mr. Snowden joined us in October 2011 as Senior Vice President-Regional Operations. In this position, Mr. Snowden is responsible for overseeing all facets of our facilities located in our East/West segment. Prior to joining us, Mr. Snowden was the Senior Vice President and GM of Caesar's and Harrah's in Atlantic City, and prior to that, held various senior leadership positions with them in St. Louis, San Diego and Las Vegas.

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

        Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, health care, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Employees and Labor Relations

        As of December 31, 2012, we had 20,003 full- and part-time employees.

        We are required to have agreements with the horsemen at each of our racetracks to conduct our live racing and simulcasting activities, with the exception of our tracks in Ohio and New Mexico. In Ohio, we are required to have horsemen consent for simulcast exports and on certain simulcast imports. In addition, in order to operate gaming machines and table games in West Virginia, we must maintain agreements with each of the Charles Town Horsemen, pari-mutuel clerks and breeders.

        At Hollywood Casino at Charles Town Races, we have an agreement with the Charles Town Horsemen that expires on December 31, 2013, and an agreement with the breeders that expires on June 30, 2013. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis while negotiations are in process.

        Our agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course expires on January 31, 2016. We had a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expired on December 31, 2011. In August 2012, Local 137 of the Sports Arena Employees announced that they entered into a "voluntary supervision" agreement with their international union, Laborers' International Union of North America. Currently, we have not received communication from the new union representatives. We also have an agreement in place with Local 137 of the Sports Arena Employees with respect to pari-mutuel clerks and admission personnel at our OTWs that expires on August 31, 2013.

        Our agreement with the Maine Harness Horsemen Association at Bangor Raceway expired on December 31, 2012. Although we are not required to have an agreement in place, we are in the process of negotiating a new agreement prior to the commencement of live racing which is expected to occur in May 2013.

        Our agreement with the Ohio Harness Horsemen Association at Raceway Park expires on December 31, 2013, and our agreement with the Ohio Horsemen's Protective and Benevolent Association at Beulah Park expires on December 31, 2013. Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association and Maryland Standardbred Breeder's Association as of July 5, 2011, both of which expire on December 31, 2022, with provisions for earlier termination under certain conditions.

        Across certain of our properties, the Seafarers Entertainment and Allied Trade Union ("SEATU") represents approximately 1,800 of our employees under agreements that expire at various times between May 2013 and July 2021. For our Hollywood Casino Lawrenceburg property, the SEATU agreement expired in June 2012 and has been extended on a monthly basis while negotiations are in process. At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 260 employees under a collective bargaining agreement which expires on March 31, 2015. In addition, at some of our properties, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO, the Security Police and

Fire Professionals of America, the International Brotherhood of Electronic Workers Locals No. 176 and 649, the Chicago and Midwest Regional Joint Board affiliated with Workers United, the Local No. 27 United Food and Commercial Workers, Laborers International Union of North America Public Serviced Employees Local 1290PE, and the United Industrial, Service, Transportation, Professional and Government Workers of North America represent certain of our employees under collective bargaining agreements that expire at various times between July 2013 and February 2020. None of these particular unions represent more than 75 of our employees.

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

ITEM 1A.    RISK FACTORS

Risks Related to Proposed Spin-Off of Real Estate Assets through a Real Estate Investment Trust

        On November 15, 2012, we announced that we intend to pursue a plan to separate our gaming operating assets and real property assets into two publicly traded companies including an operating entity, PNG, and, through a tax-free Spin-Off of our real estate assets to holders of our common stock, a newly formed publicly traded REIT, PropCo, subject to required gaming regulatory body approvals. Under the plan, PropCo will initially own substantially all of the real property assets and will lease back most of those assets to PNG for use by its subsidiaries, under a "triple net" 35 year Master Lease agreement (including extensions).

        We face a number of risks in connection with the proposed Spin-Off, including, but not limited to:

  •
  if any event, change or other circumstance occurs that results in the termination of the Spin-Off, or otherwise results in a failure to complete the Spin-Off, such occurrence could negatively impact our stock price;

  •
  additional legal proceedings may be instituted against us related to the Spin-Off, and those lawsuits could result in settlements or damages that have a material adverse impact on our business or results of operations;

  •
  the Company has received a private letter ruling from the Internal Revenue Service relating to the tax treatment of the separation and qualification of PropCo as a REIT. The private letter ruling is subject to certain qualifications and based on certain representations and statements made by the Company. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in the proposed transaction or other relevant facts), the Company may not be able to rely on the private letter ruling. The Company expects to receive opinions from outside counsel regarding certain aspects of the transaction that are not covered by the private letter ruling.

  •
  we expect to incur a number of non-recurring transaction fees and other costs associated with completing the Spin-Off. These fees and costs will be substantial, as well as significant non-cash charges related to debt issuance write-offs and asset impairment charges, that will have an adverse impact on our results of operations; and

  •
  the Spin-Off may divert management's attention from our operations and the pursuit of other potentially beneficial business opportunities as a result of which our results of operations or prospects could be adversely affected.

        The completion of the proposed Spin-Off is contingent, among other things, on receipt of regulatory approvals, the receipt of final approval by our Board of Directors, execution of definitive documentation, receipt of legal and accounting opinions, raising significant amounts of capital to finance the transaction, and other customary conditions. We may, at any time and for any reason until the proposed Spin-Off is complete, abandon the separation or modify or change the terms of the Spin-Off.

Risks Related to Our Business

         A substantial portion of our revenues is derived from our Charles Town, West Virginia and Lawrenceburg, Indiana facilities, which will face increased competitive pressures in the near term.

        For the year ended December 31, 2012, approximately 34.1% of our net revenues were collectively derived from our Charles Town and Lawrenceburg operations. Our ability to meet our operating and debt service requirements is substantially dependent upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the effect on Charles Town due to the casino complex at the Arundel Mills mall in Anne Arundel, Maryland which opened on June 6, 2012 and anticipates adding table games in the spring of 2013, the potential opening of a casino in Baltimore, Maryland, and the potential impact on Lawrenceburg of a proposed $400 million casino in nearby Cincinnati, Ohio with an expected opening in March 2013, as well as new racinos in Ohio near our Lawrenceburg property, one of which opened on June 1, 2012, as well as our own Columbus casino, both of which have negatively impacted Hollywood Casino Lawrenceburg);

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

        The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, and other forms of gaming in the U.S. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Currently, there are proposals that would legalize internet poker and other varieties of internet gaming in a number of states and at the federal level.

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

        Gaming competition is intense in most of the markets where we operate. Recently, there has been additional significant competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. As competing properties and new markets are opened our operating results may be negatively impacted. For example, a proposed $400 million casino expected to open in March 2013 in Cincinnati, Ohio will compete in the same market as our Lawrenceburg property, increased competition to our

Charles Town and Perryville properties from the opening of the casino complex at the Arundel Mills mall in Anne Arundel, Maryland in June 2012 which is expected to intensify once our competition implements table games in the spring of 2013, the potential opening of a casino in Baltimore, Maryland, a riverboat casino and hotel in Baton Rouge, Louisiana, which opened on September 1, 2012 and had a negative impact our Baton Rouge property, and a casino that opened in July 2011 in Des Plaines, Illinois which negatively impacted our Hollywood Casino Aurora and Hollywood Casino Joliet properties. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions.

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

        Our net revenues are highly dependent upon the volume and spending levels of customers at our properties and as such our business has been adversely impacted by economic downturns. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market and increased stock market volatility may negatively impact our revenues and operating cash flow.

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

        Moreover, legislation to prohibit, limit, or add burdens to our business may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results. For example, in October 2005, the Illinois House of Representatives voted to approve proposed legislation that would eliminate riverboat gambling. If the Illinois Senate had passed that bill, our business would have been materially impacted. In addition, legislation banning smoking was passed in Illinois, Colorado and Pennsylvania in 2008. If smoking bans continue to be enacted within jurisdictions where we operate or seek to do business, our business could be adversely affected.

        Taxation and fees.    We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant revenue based taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes and/or property taxes, and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our future financial results.

        Compliance with other laws.    We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our business, financial condition and results of operations.

         We depend on our key personnel.

        We are highly dependent on the services of our executive management team and other members of our senior management team. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations.

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

        Our operations in several jurisdictions depend on land leases and/or management and development agreements with third parties and local governments. If we are unable to renew these leases and agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, in Iowa, each gaming license is issued jointly to a gaming operator and a local charitable organization ("QSO"). The agreement between our gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. ("Belle"), and its local QSO, Missouri River Historical Development, Inc. ("MRHD"), expired in early July 2012. The agreement with MRHD has not been renewed and negotiations have not been successful. The Iowa Racing and Gaming Commission ("IRGC") concluded that the casino can continue to operate without an effective operating agreement until such time as a hearing is set by the IRGC to decide if the gaming licenses should not be continued. No such hearing has been scheduled at this time. The IRGC announced requests for proposals for a new land-based Woodbury County casino, which is expected to be awarded to a gaming operator and a QSO by April 18, 2013. The Belle is participating in this request for proposals; however, no assurance can be given that the Belle will be selected. See Item 3 below for further discussion on matters which may impact Argosy Casino Sioux City's operations. Similarly, in the Province of Ontario, through CHC Casinos, our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the OLGC, an agency of the Province of Ontario. Our current management agreement for Casino Rama, which initially expired in July 2011, has been extended on a month-to-month basis going forward with a 60 days notice period. The OLGC has periodically made statements about exploring other bids and privatization plans for our management contract. As a result, no assurance can be given as to how long the OLGC will continue to engage us to manage the property.

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

        We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. The Bullwhackers property is located within the geographic footprint of the Clear Creek/Central City Superfund Site, a large area of historic mining activity which is the subject of state and federal clean-up actions. Although we have not been named a potentially responsible party for this Superfund Site, it is possible that as a result of our ownership and operation of this property (on which mining may have occurred in the past), we may incur costs related to this matter in the future. Furthermore, we are aware that there is or may have been soil or groundwater contamination at certain of our properties (such as Colorado and Ohio) resulting from current or former operations. These matters are in various stages of investigation, and we are not able at this time to estimate the costs that will be required to resolve them. Additionally, certain of the gaming chips used at many gaming properties, including some of ours, have been found to contain some level of lead. Analysis by third parties has indicated the normal handling of the chips does not create a health hazard. We have disposed of a majority of these gaming chips. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

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

        The Federal Interstate Horseracing Act of 1978, as amended, the West Virginia Racing Act and the Pennsylvania Race Horse Industry Reform Act require that, in order to simulcast races, we have written agreements with the horse owners and trainers at our West Virginia and Pennsylvania race tracks. In addition, in order to operate gaming machines and table games in West Virginia, we are required to enter into written agreements regarding the proceeds of the gaming machines with a representative of a majority of the horse owners and trainers, a representative of a majority of the pari-mutuel clerks and a representative of a majority of the horse breeders.

        Effective October 1, 2004, we signed an agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course that will currently expire on January 31, 2016. We had a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expired on December 31, 2011. In August 2012, Local 137 of the Sports Arena Employees announced that they entered into a "voluntary supervision" agreement with their international union, Laborers' International Union of

North America. Currently, we have not received communication from the new union representatives. We also have an agreement in place with Local 137 of the Sports Arena Employees with respect to pari-mutuel clerks and admission personnel at our OTWs that expires on August 31, 2013. At Hollywood Casino at Charles Town Races, we have an agreement with the Charles Town Horsemen that expires on December 31, 2013, and an agreement with the breeders that expires on June 30, 2013. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis while negotiations are in process. Our agreement with the Maine Harness Horsemen Association at Bangor Raceway expired on December 31, 2012. We anticipate having a new agreement in place prior to the commencement of live racing which will occur in May 2013. Our agreement with the Ohio Harness Horsemen Association at Raceway Park expires on December 31, 2013, and our agreement with the Ohio Horsemen's Protective and Benevolent Association at Beulah Park expires on December 31, 2013. Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association and Maryland Standardbred Breeder's Association as of July 5, 2011, both of which expire on December 31, 2022, with provisions for earlier termination under certain conditions.

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

        Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations. In addition, we plan on incurring substantial additional indebtedness in the future related to our proposed Spin-Off of our real estate assets into a REIT. If new debt is added to our current debt levels, the related risks that we now face could intensify.

         Volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our revenues and our ability to access favorable financing terms.

        While we intend to finance expansion and renovation projects with existing cash, cash flow from operations and borrowing under our senior secured credit facility, we will require additional financing related to our proposed Spin-Off of our real estate assets into a REIT. However, depending on then current economic conditions, our access to capital may not be available on terms acceptable to us or at all. Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Finally, our borrowing costs under our senior secured credit facility are tied to LIBOR. We currently have no hedges in place to mitigate the impact of higher LIBOR rates and as such significant increases in LIBOR could have a negative impact on our results of operations.

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

        We have a revolving credit facility with a borrowing capacity of $785.0 million that expires in July 2016 via a bank group that is comprised of various large financial institutions with the top four institutions providing over 48% of the facility. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we could experience decreased levels of liquidity which could have a detrimental impact on our operations, including being able to fund our current project pipeline. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our senior secured credit facility.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following describes our principal real estate properties by segment:

Midwest

        Hollywood Casino Lawrenceburg.    We own and lease 52 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the gaming vessel, and includes a Hollywood-themed casino riverboat, an entertainment pavilion, a 295-room hotel, two parking garages and an adjacent surface lot. In addition, we own a 52-acre parcel on Route 50 which we use for remote parking.

        The City of Lawrenceburg is currently constructing a hotel near our Hollywood Casino Lawrenceburg property. By contractual agreement reached with the City of Lawrenceburg, the project will ultimately be owned and operated by a subsidiary of the Company upon completion of construction. Currently slated to include 165 rooms and approximately 18,000 square feet of multipurpose space, the City of Lawrenceburg anticipates an opening date in the first quarter of 2014.

        Hollywood Casino Aurora.    We own a dockside barge structure and land-based pavilion in Aurora, Illinois. We own the land, which is approximately 17,000 square feet, on which the pavilion is located and a pedestrian walkway bridge. The property also includes a parking lot under an operating lease agreement and two parking garages under capital lease agreements.

        Hollywood Casino Joliet.    We own approximately 276 acres in Joliet, Illinois, which includes a barge-based casino, land-based pavilion, a 100-room hotel, a 1,100 space parking garage, surface parking areas and a recreational vehicle park.

        Argosy Casino Alton.    We lease a 2.5-acre parcel in Alton, Illinois, a portion of which serves as the dockside boarding for the Alton Belle II, a riverboat casino. The dockside facility includes an entertainment pavilion and office space, as well as surface parking areas with 1,341 spaces. In addition, we lease a warehouse facility and own an office building.

        Hollywood Casino Toledo.    We own a 44-acre site in Toledo, Ohio, where we opened Hollywood Casino Toledo on May 29, 2012. The property includes the casino as well as structured and surface parking.

        Hollywood Casino Columbus.    We own approximately 123 acres of land in Columbus, Ohio, where we opened Hollywood Casino Columbus on October 8, 2012. The property includes the casino as well as structured and surface parking.

        Casino Rama.    We do not own any of the land located at or near the casino or Casino Rama's facilities and equipment. The OLGC has a long-term ground lease with an affiliate of the Rama First Nation, for the land on which Casino Rama is situated. Under the Agreement, CHC Casinos and CRC Holdings, Inc. have been granted full access to Casino Rama during the term of the Agreement to perform the management services under the Agreement. The Casino Rama facilities are located on approximately 61 acres.

        Dayton Raceway.    We own 125 acres on the site of an abandoned Delphi Automotive plant in Dayton, Ohio, where we plan on relocating Raceway Park.

        Mahoning Valley Race Track.    We own 184 acres in Austintown, Ohio, where we plan on relocating Beulah Park.

East/West

        Hollywood Casino at Charles Town Races.    We own approximately 300 acres on various parcels in Charles Town and Ranson, West Virginia of which 155 acres comprise Hollywood Casino at Charles Town Races. The facility includes a 153-room hotel and a 3/4-mile all-weather lighted thoroughbred racetrack, a training track, two parking garages, an employee parking lot, an enclosed grandstand/clubhouse and housing facilities for over 1,300 horses.

        Hollywood Casino at Penn National Race Course.    We own approximately 580 acres in Grantville, Pennsylvania, where Penn National Race Course is located on 180 acres. The facility includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track, a parking garage and surface parking spaces. The property also includes approximately 400 acres surrounding the Penn National Race Course that are available for future expansion or development.

        M Resort.    We own over 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway in Henderson, Nevada, where the M Resort is located. The M Resort property includes a 390-room hotel, a 4,700 space parking facility, and other facilities. We also lease approximately 5 acres of land which is part of the property.

        Hollywood Casino Perryville.    We own approximately 36 acres of land in Perryville, Maryland, where Hollywood Casino Perryville is located.

        Hollywood Casino Bangor.    We lease the land on which the Hollywood Casino Bangor facility is located in Bangor, Maine, which consists of just over 9 acres, and includes a 152-room hotel and four-story parking. In addition, we lease approximately 26 acres located at historic Bass Park, which is adjacent to the facility, which includes a one-half mile standardbred racetrack and a grandstand with over 12,000 square feet and seating for 3,500 patrons.

        Zia Park Casino.    Our casino adjoins the racetrack and is located on an approximately 320 acres that we own in Hobbs, New Mexico. The property includes a one-mile quarter/thoroughbred racetrack. We anticipate commencing construction of a new hotel, budgeted at $26.2 million which will include 150 rooms, six suites, a board/meeting room, exercise/fitness facilities and a breakfast venue.

Southern Plains

        Hollywood Casino Bay St. Louis.    We own approximately 580 acres in the city of Bay St. Louis, Mississippi, including a 20-slip marina. The property includes a land-based casino, 18-hole golf course, a 291-room hotel, and other facilities.

        Argosy Casino Riverside.    We own approximately 41 acres in Riverside, Missouri, which includes a barge-based casino, a 258-room luxury hotel, an entertainment/banquet facility and a parking garage.

        Hollywood Casino Tunica.    We lease approximately 70 acres of land in Tunica, Mississippi. The property includes a single-level casino, a 494-room hotel, surface parking and other land-based facilities.

        Boomtown Biloxi.    We lease approximately 18.23 acres, most of which is utilized for the gaming location, under a lease that expires in 2093. We also lease approximately 5 acres of submerged tidelands at the casino site from the State of Mississippi, which expires in 2039 with an option for a 30 year renewal, lease 3.55 acres for parking, own 1.23 acres of land mostly used for parking and welcome center, and own 0.39 acres of undeveloped land. We own the barge on which the casino is located and all of the land-based facilities.

        Hollywood Casino Baton Rouge.    Hollywood Casino Baton Rouge is a four-story dockside riverboat casino located on a 17.4-acre site, which we own, on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The property site serves as the dockside embarkation for Hollywood Casino Baton Rouge and features a two-story building. We also own 5.5 acres of land that are used primarily for offices, warehousing, and parking. We own 3.8 acres of adjacent land which features a railroad underpass that provides unimpeded access to the casino property.

        Argosy Casino Sioux City.    We have a lease in Sioux City, Iowa, for the landing rights, which includes the dockside embarkation for the Argosy IV, a riverboat casino. We own the Argosy IV as well as adjacent barge facilities. In December 2012, the City of Sioux City and Argosy Casino Sioux City reached a proposed agreement on extending this lease, which expired in January 2013. The agreement includes an initial extension of twelve months with the option to extend the lease for an additional eighteen months. The agreement was approved by the Sioux City Council in January 2013.

        Hollywood Casino at Kansas Speedway.    Through our joint venture with International Speedway, we own 101 acres in which Hollywood Casino sits on Turn Two of the Kansas Speedway.

        Hollywood Casino St. Louis.    We own 248 acres along the Missouri River in Maryland Heights, Missouri, which includes a 502-room hotel and structure and surface parking.

Other

        Bullwhackers.    Our Bullwhackers casino is located on a 3.5-acre site, which we own. We also own a gas station/convenience store located approximately 7 miles east of the Bullwhackers casino on Highway 119 on a 7.6-acre site.

        Raceway Park.    We own approximately 92 acres in Toledo, Ohio, where Raceway Park is located. The property includes a 5/8-mile standardbred race track, a clubhouse and a grandstand.

        Beulah Park.    We own approximately 210 acres in Grove City, Ohio, just outside of Columbus, Ohio. The property includes a thoroughbred racing facility, a grandstand, outdoor paddock and a clubhouse building.

        Rosecroft.    Rosecroft Raceway is situated on approximately 125 acres, which we own. The Rosecroft facility features a 5/8-mile standardbred race track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building.

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

        Sam Houston Race Park and Valley Race Park.    Through our joint venture with MAXXAM, we own 322 acres at Sam Houston Race Park and 71 acres at Valley Race Park. Sam Houston Race Park includes a one-mile dirt track and a 7/8-mile turf track as well as a 226,000 square foot grandstand and pavilion centre. Valley Race Park includes a 91,000 square foot dog racing and simulcasting facility.

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

        Corporate.    We lease 49,928 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of Peter M. Carlino, our Chairman and Chief Executive Officer.

ITEM 3.    LEGAL PROCEEDINGS

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

        Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company's gaming operator subsidiary in Iowa, the Belle, and its QSO, MRHD, expired in early July 2012. On July 12, 2012, when presented with an extension of the Company's QSO/operating agreement for the Sioux City facility through March 2015, the IRGC failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MHRD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and at the August 23, 2012 IRGC meeting urged the IRGC to reconsider the original extension offer through March 2015. The IRGC did not act on this request and concluded that the casino can continue to operate without an effective operating agreement until such time as a hearing is set by the IRGC to decide if the gaming licenses should not be continued. No such hearing has been scheduled at this time. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. Applications and financing proposals were due by November 5, 2012 and the IRGC is expected to award that license to a gaming operator and a QSO by April 18, 2013. The Belle has filed three lawsuits against the IRGC's recent actions, namely refusing to consider the Belle's request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, and announcing a process would be instituted to revoke the Belle's license.

        In addition, the Belle filed suit against MRHD for a breach of contract and seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and the exclusivity obligations in the agreement. The injunction request was denied on October 29, 2012. MRHD submitted a proposal with another gaming operator to develop a land-based facility in Sioux City. Without prejudice to its legal claims, the Belle is participating in this request for proposals. On November 5, 2012, we announced that we had submitted to the IRGC two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC's consideration. The first proposal, Hollywood Casino Sioux City, would feature a 33,000 square-foot casino floor with 750 slot machines, 20 table games and a 5-table poker room, as well as various dining and entertainment amenities and a multi-purpose event center. The second proposal, Hollywood Casino Siouxland, is similar in size and scope to the Hollywood Casino Sioux City downtown project, but would lie south of Sioux City and would include a 150-room hotel as part of the Phase One construction. Argosy Casino Sioux City had remaining goodwill and other intangible assets of $92.8 million at December 31, 2012. Additionally, this facility had net revenues and income from operations of $57.1 million and $16.6 million, respectively, for the year ended December 31, 2012, which represented 2% and 4% of the Company's consolidated results.

Although we believe one of our two proposals has a strong chance of being selected by the IRGC, any disruptions to Argosy Casino Sioux City's operations related to the items described above or the selection of another gaming operator to develop and operate the land-based casino license would result in non-cash impairment charges in future periods as well as the loss of future earnings associated from this property.

        On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the "County") filed suit against Kansas Penn Gaming, LLC ("KPG," a wholly owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and currently seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee (which is included in current assets) paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied. Following discovery, both parties have filed dispositive motions and the motions were argued on April 20, 2012. In September 2012, the judge ruled in favor of the County on its motion for summary judgment. At December 31, 2012, we have accrued $6.4 million, which is included in accrued expenses within the consolidated balance sheet, based on settlement discussions between the two parties that took place in January 2013.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

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

	High	Low
2012
First Quarter	$44.95	$37.21
Second Quarter	46.55	40.73
Third Quarter	45.35	37.01
Fourth Quarter	51.98	37.00
2011
First Quarter	$38.17	$33.42
Second Quarter	40.75	36.36
Third Quarter	44.29	33.05
Fourth Quarter	41.49	31.68

        The closing sale price per share of our common stock on the NASDAQ Global Select Market on February 14, 2013, was $51.58. As of February 14, 2013, there were approximately 560 holders of record of our common stock.

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

        As discussed previously, to effect our proposed Spin-Off, Penn common shareholders will receive common shares of PropCo, which in turn will declare a taxable dividend currently estimated at $1.4 billion of accumulated earnings and profits, assuming PropCo were to elect REIT status as of January 1, 2014. The dividend will be paid in a combination of cash and PropCo common stock, which will consist of at least 20% in cash with the remainder in PropCo common stock.

Stock Repurchase

        The Company's Board of Directors has authorized a common stock repurchase program of up to $300 million, of which $160.2 million remains available. This program is in effect until the annual meeting of shareholders to be held in 2013, unless extended or shortened by the Board of Directors.

        We did not repurchase any shares of our common stock in 2012. During the year ended December 31, 2011, we repurchased 2,981,406 shares of our common stock in open market transactions for approximately $105.2 million at an average price of $35.29 per share. During the year ended

December 31, 2010, we repurchased 1,526,400 shares of our common stock in open market transactions for approximately $35.9 million at an average price of $23.49 per share.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial and operating data for the five-year period ended December 31, 2012 is derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2012(1)	2011	2010(2)	2009(3)	2008(4)
	(in thousands, except per share data)
Income statement data:(5)
Net revenues	$2,899,465	$2,742,257	$2,459,111	$2,369,275	$2,423,053
Total operating expenses	2,456,876	2,242,676	2,305,885	2,563,873	2,509,494

Income (loss) from operations	442,589	499,581	153,226	(194,598)	(86,441)
Total other (expenses) income	(78,063)	(110,349)	(148,708)	(133,283)	38,856

Income (loss) from operations before income taxes	364,526	389,232	4,518	(327,881)	(47,585)
Taxes on income	152,555	146,881	66,178	(60,468)	105,738

Net income (loss) including noncontrolling interests	211,971	242,351	(61,660)	(267,413)	(153,323)
Less: Net loss attributable to noncontrolling interests	—	—	(2,193)	(2,465)	—

Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$211,971	$242,351	$(59,467)	$(264,948)	$(153,323)

Per share data:
Basic earnings (loss) per common share	$2.24	$2.52	$(0.76)	$(3.39)	$(1.81)
Diluted earnings (loss) per common share	$2.04	$2.26	$(0.76)	$(3.39)	$(1.81)
Weighted shares outstanding—Basic(6)	76,345	77,991	78,079	78,122	84,536
Weighted shares outstanding—Diluted(6)	103,804	107,051	78,079	78,122	84,536
Other data:
Net cash provided by operating activities	$507,189	$567,365	$493,178	$338,246	$420,463
Net cash used in investing activities	(1,188,487)	(338,802)	(736,758)	(262,659)	(391,498)
Net cash provided by (used in) financing activities	703,325	(236,508)	(223,153)	(108,747)	542,941
Depreciation and amortization	245,348	211,476	212,387	194,436	173,545
Interest expense	81,440	99,564	130,215	134,984	169,827
Capital expenditures	472,985	293,081	362,955	289,551	344,894
Balance sheet data:
Cash and cash equivalents	$260,467	$238,440	$246,385	$713,118	$746,278
Total assets	5,644,057	4,606,346	4,462,879	4,712,616	5,189,676
Total debt	2,730,570	2,043,165	2,171,123	2,334,777	2,430,180
Shareholders' equity	2,250,929	1,971,631	1,777,766	1,852,076	2,057,273

(1)
During 2012, we incurred non-deductible lobbying costs of $45.1 million associated with our unsuccessful efforts to oppose an expansion of gaming in the state of Maryland.

(2)
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

(3)
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

(4)
As a result of a decline in our share price, an overall reduction in industry valuations, and property operating performance in the then-current economic environment, we recorded a pre-tax impairment charge of $481.3 million ($392.6 million, net of taxes) during the year ended December 31, 2008, as we determined that a portion of the value of our goodwill, indefinite-life intangible assets and long-lived assets was impaired. The December 31, 2008 impairment charge by property was as follows: Hollywood Casino Lawrenceburg, $214.1 million pre-tax ($189.3 million, net of taxes); Hollywood Casino Aurora, $43.7 million pre-tax and net of taxes; Hollywood Casino Joliet, $94.4 million pre-tax ($60.4 million, net of taxes); Argosy Casino Alton, $14.1 million pre-tax and net of taxes; Bullwhackers, $14.2 million pre-tax ($9.1 million, net of taxes); Hollywood Casino Bangor, $82.7 million pre-tax ($64.0 million, net of taxes); and Corporate overhead, $18.1 million pre-tax ($12.0 million, net of taxes).

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of December 31, 2012, we owned, managed, or had ownership interests in twenty-nine facilities in the following nineteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. We believe that our portfolio of assets provides us with diversified cash flow from operations.

        We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., Hollywood Casino Corporation, Argosy Gaming Company, Zia Park Casino, Sanford-Orlando Kennel Club and the M Resort), greenfield projects (such as Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor and Hollywood Casino Perryville), and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Most recently, we, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012 and in Ohio, we opened our Hollywood Casino Toledo facility on May 29, 2012 and our Hollywood Casino Columbus facility on October 8, 2012. Finally, on November 2, 2012, we acquired Harrah's St. Louis facility, which we are in the process of rebranding to Hollywood Casino St. Louis.

        The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 84% and 88% of our gaming revenue in 2012 and 2011, respectively) and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fee from Casino Rama, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our OTWs.

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

        For table games, customers usually purchase cash chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table's drop box. Table game win is the amount of drop that is retained and recorded as casino gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips. As we are focused on regional gaming markets, our table win percentages are fairly stable as the majority of these markets do not regularly experience high-end play which can lead to volatility in win percentages. Therefore, changes in table game win percentages do not typically have a material impact to our earnings. However, as discussed in our analysis of gaming revenues in a later section of this management's discussion and analysis of financial condition and results of operations, the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course and in March 2012 at Hollywood Casino Bangor has led to an increase in our gaming revenues and earnings in our East/West segment.

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

Proposed Spin-Off of Real Estate Assets through a Real Estate Investment Trust

        On November 15, 2012, we announced that we intend to pursue a plan to separate the majority of our gaming operating assets and real property assets into two publicly traded companies, including an operating entity, PNG, and, through a tax-free Spin-Off of our real estate assets to holders of our common stock, a newly formed publicly traded REIT, PropCo, subject to required gaming regulatory body approvals. As a result of the proposed Spin-Off, PropCo will initially own substantially all of the real property assets and will lease back most of those assets to PNG for use by its subsidiaries, under a "triple net" 35 year Master Lease agreement (including extensions). PNG would own the gaming licenses, operate the leased gaming facilities and own and operate other assets, including the Casino Rama casino management contract, the 50% joint venture interest in Hollywood Casino at Kansas Speedway, seven non-casino racetracks and gaming equipment.

        Based on the Company's current real estate portfolio, PropCo is expected to initially own the real estate for 17 casino facilities, as well as the two new video lottery terminal facilities to be constructed in Ohio. Through its rent structure, which is partially based on the performance of the facilities, PropCo would expect to grow organically by participating in PNG's growing revenue base. In addition, PropCo would focus on expanding its gaming and leisure sector real estate portfolio through acquisitions, and thereby diversify its asset base and tenant base over time. PropCo will also own and operate Hollywood Casino Perryville and Hollywood Casino Baton Rouge through its taxable REIT subsidiaries.

        After the proposed Spin-Off of PropCo shares to the Company's shareholders, PropCo will declare a dividend to its shareholders to distribute any accumulated earnings and profits attributable to any pre-REIT years to comply with certain REIT qualification requirements. We currently estimate that, if PropCo were to elect REIT status as of January 1, 2014, the aggregate amount of the taxable dividend would be approximately $1.4 billion. The dividend will be paid in a combination of cash and PropCo common stock, which will consist of at least 20% in cash with the remainder in PropCo common stock. In addition, going forward, the Company expects that PropCo will distribute at least 90% of its annual taxable income as dividends.

        Prior to the Spin-Off, the Company anticipates refinancing its existing debt obligations and PNG and PropCo are expected to enter into new credit facilities.

        The Company has received a private letter ruling from the Internal Revenue Service relating to the tax treatment of the separation and the qualification of PropCo as a REIT. The private letter ruling is subject to certain qualifications and based on certain representations and statements made by the Company. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in the proposed transaction or other relevant facts), the Company may not be able to rely on the private letter ruling. The Company expects to receive opinions from outside counsel regarding certain aspects of the transaction that are not covered by the private letter ruling.

        The completion of the proposed transaction is contingent on receipt of regulatory approvals, which the Company anticipates could occur in the second half of 2013, the receipt of final approval by the Penn National Gaming Board of Directors, the receipt of legal and accounting opinions, and other customary conditions. The Company may, at any time and for any reason until the proposed Spin-Off is complete, abandon the Spin-Off or modify or change the terms of the Spin-Off.

Segment Information

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

        The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Hollywood Casino Toledo, which opened on May 29, 2012, and Hollywood Casino Columbus, which opened on October 8, 2012. It also includes our Casino Rama management service contract and the Mahoning Valley and Dayton Raceway projects in Ohio which we anticipate completing in 2014.

        The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Zia Park Casino, and the M Resort.

        The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, Hollywood Casino St. Louis (formerly Harrah's St. Louis which was acquired from Caesars Entertainment on November 2, 2012), and includes our 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway that opened on February 3, 2012.

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

Executive Summary

        Economic conditions continue to impact the overall domestic gaming industry as well as operating results. We believe that current economic conditions, including, but not limited to, high unemployment levels, low levels of consumer confidence, increased stock market volatility, and higher taxes, have resulted in reduced levels of discretionary consumer spending compared to historical levels.

        We believe our strengths include our relatively low leverage ratios compared to the regional casino companies that we directly compete against and the ability of our operations to generate positive cash flow. These two factors have allowed us to develop what we believe to be attractive future growth opportunities. We have also made investments in joint ventures that we believe may allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee.

Financial Highlights:

        We reported net revenues and income from operations of $2,899.5 million and $442.6 million, respectively, for the year ended December 31, 2012 compared to $2,742.3 million and $499.6 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the year ended December 31, 2012, as compared to the year ended December 31, 2011, were:

  •
  The full year impact of the June 1, 2011 acquisition of the M Resort.

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

  •
  The opening of Hollywood Casino Toledo on May 29, 2012, which generated $129.3 million of net revenues for the year ended December 31, 2012.

  •
  The opening of Hollywood Casino Columbus on October 8, 2012, which generated $62.1 million of net revenues for the year ended December 31, 2012.

  •
  New competition in our Midwest segment, namely a new casino opening in July 2011 near Hollywood Casino Aurora and Hollywood Casino Joliet, as well as a recent opening on June 1, 2012 of a new racino in Columbus, Ohio as well as our Columbus casino, both of which negatively impacted Hollywood Casino Lawrenceburg. This impact was partially mitigated by the expiration of the 3% surcharge in July 2011 for Hollywood Casino Aurora and Hollywood Casino Joliet.

  •
  Pre-tax insurance gain of $18.5 million at Hollywood Casino Joliet for the year ended December 31, 2011.

  •
  The acquisition of Harrah's St. Louis facility, now known as Hollywood Casino St. Louis, on November 2, 2012, which contributed $35.9 million of net revenues for the year-ended December 31, 2012.

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

  •
  A pre-tax insurance gain of $7.2 million at Hollywood Casino Tunica for the year ended December 31, 2012, compared to insurance deductible charges due to a flood at Hollywood Casino Tunica of $5.2 million for the year ended December 31, 2011.

  •
  Management's continued focus on cost management that has resulted in improved operating margins at 9 of our 16 gaming facilities that we operated in both periods, for the year ended December 31, 2012 compared to the corresponding period in the prior year.

  •
  Lobbying efforts in Maryland related to our opposition to the November 2012 gaming referendum for $45.1 million for the year ended December 31, 2012, which is included in the Other segment and is included in general and administrative expense within the consolidated statement of operations.

  •
  Our Other category for the year ended December 31, 2011 also included a gain of $20.2 million on the sale of our interest in the Maryland Jockey Club in July 2011, a $17.8 million debt extinguishment charge related to debt issuance costs write-offs and a call premium payment for the early retirement of our $250 million senior subordinated notes, and a $5.9 million charge for our share of a goodwill impairment write-down at our New Jersey joint venture.

  •
  Net income decreased by $30.4 million for the year ended December 31, 2012, as compared to the corresponding period in the prior year, primarily due to the variances explained above, as well as increased depreciation expense and income taxes and a decrease in interest expense.

Segment Developments:

        The following are recent developments that have had or will have an impact on us by segments:

Midwest

  •
  Hollywood Casino Columbus, a Hollywood-themed casino in Columbus, Ohio, with a $400 million budget, inclusive of $50 million in licensing fees, opened on October 8, 2012 and features 3,015 slot machines, 78 table games and 30 poker tables, structured and surface parking, as well as various food and beverage outlets and an entertainment lounge. The opening of our Columbus casino had and will continue to have an adverse impact on Hollywood Casino Lawrenceburg. Hollywood Casino Toledo, a Hollywood-themed casino in Toledo, Ohio, with a $320 million budget ($317.6 million incurred as of December 31, 2012), inclusive of $50 million in licensing fees, opened on May 29, 2012 and features 2,033 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Additionally, in June 2011, we preliminarily agreed to pay an additional $110 million over ten years to the State of Ohio in return for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period. In February 2013, we decided to remove approximately 500 slot machines in the near term and add 6 poker tables to better meet market demand for Hollywood Casino Columbus.

  •
  In March 2012, we announced that we had entered into a non-binding memorandum of understanding ("MOU") with the State of Ohio that establishes a framework for relocating our existing racetracks in Toledo and Grove City to Dayton and Austintown (located in the Mahoning Valley), respectively, where we intend to develop new integrated racing and gaming facilities, budgeted at approximately $257 million and $265 million, inclusive of $50 million in license fees and $75 million in relocation fees, respectively. Pursuant to this arrangement, the Ohio Lottery Commission would retain 33.5% of video lottery terminal revenues (exclusive of the horsemen's share). In addition, the MOU restricts any other gaming facility from being located within 50 miles of our Columbus and Toledo casinos, as well as our relocated racetracks, with certain exceptions. In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. The new Austintown facility, which will be a thoroughbred track, will be located on 184 acres in Austintown's Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility, a standardbred track, will be located on 125 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. Both of the new racetrack facilities will each feature up to 1,500 video lottery terminals, as well as various restaurants, bars and other amenities. We anticipate completing these new integrated racing and gaming facilities in 2014. The opening of our Dayton facility may have an adverse impact on our Hollywood Casino Columbus facility.

  •
  On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. We, along with the other two casinos in Ohio, have filed motions for judgment on the pleadings. In May 2012, the complaint was dismissed; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013.

  •
  On June 1, 2012, a new racino at Scioto Downs in Columbus, Ohio opened, which has had a negative impact on Hollywood Casino Lawrenceburg's financial results and competes in the same market as Hollywood Casino Columbus. In addition, a proposed casino in Cincinnati, Ohio is anticipated to open in March 2013. This new facility will have a significant adverse impact on Hollywood Casino Lawrenceburg. Additionally, new racinos in Ohio are planned at Lebanon Raceway, which will start construction soon, and River Downs, which has started construction, both of which hope to finish in early 2014. We anticipate the opening of these new racinos will have a further adverse impact on Hollywood Casino Lawrenceburg.

  •
  In July 2011, we entered into a new interim agreement with the OLGC for the operation of the Casino Rama facility through March 31, 2012, which was subsequently extended in January 2012 for an additional six months through September 30, 2012 and extended in August 2012 on a month-to-month basis going forward with a 60 days notice period. In March 2012, the OLGC canceled its process of evaluating bids for a new five year operating contract for the facility (which included a limit on operating fees exceeding $5 million per year). Although that particular bid process has been canceled, there are periodic OLGC statements about exploring other bids and privatization plans. As a result, there can be no assurance how long the OLGC will continue to engage us to manage the property.

  •
  On July 18, 2011, the tenth licensed casino in Illinois opened in the city of Des Plaines. This facility was a new source of competition for Hollywood Casino Aurora and Hollywood Casino Joliet and had a negative impact on these properties' financial results. However, the 3% surcharge Hollywood Casino Aurora and Hollywood Casino Joliet paid to subsidize local horse racing interests is no longer required with the opening of the Des Plaines facility.

East/West

  •
  In our East/West segment, Hollywood Casino at Charles Town Races and Hollywood Casino Perryville faced increased competition and their results have been and will continue to be negatively impacted by the opening of a casino complex at the Arundel Mills mall in Anne Arundel, Maryland. The casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. We anticipate the Anne Arundel facility will add table games in spring of 2013 which will further negatively impact our Hollywood Casino at Charles Town Races facility.

  •
  In November 2012, voters approved legislation authorizing a sixth casino in Prince George's County and the ability to add table games to Maryland's five existing and planned casinos. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. For our Hollywood Casino Perryville facility, the tax rate would decrease from 67 percent to 61 percent with an option for an additional 5 percent reduction if an independent commission agrees, and table games would be expected to be implemented at Perryville in spring of 2013. A separate state commission is expected to take bids for the Prince George's casino in May 2013. Though we intend to participate in the bidding process, we believe another operator could be selected, and as a result our financial results would be adversely impacted as it would create additional competition for Hollywood Casino at Charles Town Races and Hollywood Casino Perryville.

  •
  Hollywood Casino Bangor introduced table games on March 16, 2012 with the addition of six blackjack tables, a roulette table and seven poker tables. However, on June 5, 2012, a new casino opened in Oxford, Maine, approximately 120 miles from our facility, which has and will continue to have a negative impact on Hollywood Casino Bangor.

Southern Plains

  •
  On November 2, 2012, we closed on the agreement to acquire 100% of the equity of Harrah's St. Louis gaming and lodging facility from Caesars Entertainment for a purchase price of $617.9 million. While the acquisition was a stock transaction, it was treated as an asset transaction for tax purposes. This enables us to amortize the goodwill and other fair value adjustments for tax purposes. The acquisition reflects the continuing efforts of the Company to expand its regional operating platform with a facility in a large metropolitan market. We are currently in the process of transitioning the property to our Hollywood Casino-brand name. The purchase price of the transaction was funded through an add-on to our senior secured credit facility. The St. Louis facility is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I-70 and approximately 22 miles northwest of downtown St. Louis. The facility is situated on 248 acres along the Missouri River and features approximately 109,000 square feet of gaming space with 2,164 slot machines, 57 table games, 21 poker tables, a 502 guestroom hotel, nine dining and entertainment venues and structured and surface parking.

  •
  Kansas Entertainment opened its Hollywood-themed facility on February 3, 2012. The facility features a 95,000 square foot casino with approximately 2,000 slot machines, 40 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. We and International Speedway Corporation shared equally in the cost of developing and constructing Hollywood Casino at Kansas Speedway. The opening of this casino has and will continue to negatively impact the financial results of our Argosy Riverside property due to their close proximity to one another.

  •
  On May 1, 2011, Hollywood Casino Tunica was forced to close as a result of flooding by the Mississippi River. Due to the flooding, access to the property was temporarily cut-off and the property sustained minor damage. The property reopened on May 25, 2011. At the time of the flood, we carried property insurance coverage with a flood limit of $300 million for both property damage and business interruption applicable to this event. This coverage included a $5 million property damage and two day business interruption deductible for the peril of flood. We received $15.4 million in insurance proceeds related to the flood at Hollywood Casino Tunica, with $8.4 million received during the year ended December 31, 2012. As the insurance recovery amount exceeded the net book value of assets believed to be damaged and other costs incurred as a result of the flood, we recorded a pre-tax gain of $7.2 million during the year ended December 31, 2012. During the second quarter of 2012, the insurance claim for the flood at Hollywood Casino Tunica was settled and as such no further proceeds will be received.

  •
  Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company's gaming operator subsidiary in Iowa, the Belle, and its QSO, MRHD, expired in early July 2012. On July 12, 2012, when presented with an extension of the Company's QSO/operating agreement for the Sioux City facility through March 2015, the IRGC failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MHRD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and at the August 23, 2012 IRGC meeting urged the IRGC to reconsider the original extension offer through March 2015. The IRGC did not act on this request and, concluded that the casino can continue to operate without an effective operating agreement until such time as a hearing is set by the IRGC to decide if the gaming licenses should not be continued. No such hearing has been scheduled at this time. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. Applications and financing proposals were due by November 5, 2012 and the IRGC is expected to award that license to a gaming operator and a QSO by April 18, 2013. The Belle has filed three lawsuits against the IRGC's recent actions, namely refusing to consider the Belle's request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, and announcing a process would be instituted to revoke the Belle's license. In addition, the Belle filed suit against MRHD for a breach of contract and seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and the exclusivity obligations in the agreement. The injunction request was denied on October 29, 2012. MRHD submitted a proposal with another gaming operator to develop a land-based facility in Sioux City. Without prejudice to its legal claims, the Belle is participating in this request for proposals. On November 5, 2012, we announced that we had submitted to the IRGC two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC's consideration. The first proposal, Hollywood Casino Sioux City, would feature a 33,000 square-foot casino floor with 750 slot machines, 20 table games and a 5-table poker room, as well as various dining and entertainment amenities and a multi-purpose event center. The second proposal, Hollywood Casino Siouxland, is similar in size and scope to the Hollywood Casino Sioux City downtown project, but would lie south of Sioux City and would include a 150-room hotel as part of the Phase One construction. Argosy Casino Sioux City had remaining goodwill and other intangible assets of $92.8 million at December 31, 2012. Additionally, this facility had net revenues and income from operations of $57.1 million and $16.6 million, respectively, for the year ended December 31, 2012, which represented 2% and 4% of the Company's consolidated results. Although we believe one of our two proposals has a strong chance of being selected by the IRGC, any disruptions to Argosy Casino Sioux City's operations related to the items described above or the selection of another gaming operator to develop and operate the land-based casino license would result in non-cash impairment charges in future periods as well as the loss of future earnings associated from this property.

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

Other

  •
  In Maryland, we actively opposed the November 2012 referendum for expanded gaming as we believed it was a flawed process for a potential sixth casino license in Prince George's County that was earmarked for National Harbor. See discussion on Maryland in East/West section. For the year ended December 31, 2012, we spent $45.1 million in lobbying which is included in general and administrative expense within the consolidated statement of operations.

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

        We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our consolidated financial condition.

        The development and selection of the critical accounting estimates, and the related disclosures, have been reviewed with the Audit Committee of our Board of Directors.

Long-lived assets

        At December 31, 2012, we had a net property and equipment balance of $2,730.8 million within our consolidated balance sheet, representing 48.4% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

        At December 31, 2012, we had $1,380.7 million in goodwill and $706.5 million in other intangible assets within our consolidated balance sheet, representing 24.5% and 12.5% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

        In accordance with ASC 350, "Intangibles-Goodwill and Other," the Company considers its gaming licenses, racing permits and the majority of its trademark intangible assets as indefinite-life intangible assets that do not require amortization based on our future expectations to operate our gaming facilities indefinitely (not withstanding the recent events in Iowa which we concluded was an isolated incident and the first time in our history a gaming regulator has taken an action which could cause us to lose our gaming license) as well as our historical experience in renewing these intangible assets at minimal cost with various state gaming and racing commissions. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-life intangible assets exceed their fair value, an impairment loss is recognized.

        The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. We use a market approach model, which includes the use of forecasted adjusted EBITDA (earnings before interest, taxes, charges for stock compensation, depreciation and amortization, gain or loss on disposal of assets, and certain other income and expenses, and inclusive of gain or loss from unconsolidated affiliates) and adjusted EBITDA multiples, as we believe that adjusted EBITDA is a widely-used measure of performance in the gaming industry and as we use adjusted EBITDA as the primary measurement of the operating performance of our properties (including the evaluation of operating personnel). In addition, we believe that an adjusted EBITDA multiple is the principal basis for the valuation of gaming companies. Changes in the estimated adjusted EBITDA multiples or forecasted operations can materially affect these estimates.

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

        The adjusted EBITDA multiple utilized by us in our goodwill impairment valuation methodology is determined based on our current enterprise value, increased for a control premium. The control premium assumption is based on acquisitions of precedent transactions of comparable businesses. In evaluating the estimates derived by the market based approach, management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other market data. These considerations can lead the Company to modify its individual reporting units adjusted EBITDA multiple. EBITDA multiples can be significantly impacted by various factors, such as a company's present and future cost of capital, the future growth opportunities for the industry as well as for the company's reporting units, general market sentiment, investors' perceptions of senior management's effectiveness at deploying capital and managing overall operations, as well as pending or recently completed merger transactions.

        Assumptions and estimates about future adjusted EBITDA levels and multiples by individual reporting units are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in our business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance our overall value but may be to the detriment of an individual reporting unit.

        As of the Company's most recent impairment analysis test performed on October 1, 2012, we applied an estimated adjusted EBITDA multiple ranging between 7.7 and 8.1 to the individual reporting unit's forecasted adjusted EBITDA.

        For 2012, four reporting units had a fair value in excess of its carrying value by 3% to 5%. All of our other reporting units with significant amounts of goodwill and other indefinite-life intangible assets had fair values that were significantly in excess of their carrying value. However, we do not believe that the margin by which our reporting units' fair value exceeds their carrying value is the only predictor of the likelihood of future impairment charges or the potential magnitude of such charges. This is because the revenue and earning streams in our industry can vary significantly based on various circumstances, which in many cases are outside of the Company's control, and as such are extremely difficult to predict and quantify. We have disclosed several of these circumstances in the "Risk Factors" section of this Annual Report on Form 10-K. For instance, changes in legislation that approves gaming in nearby jurisdictions (which was the primarily reason for our impairment charges recorded in 2010 and 2009), further expansion of gaming in jurisdictions where we currently operate, new state legislation that requires the implementation of smoking bans at our casinos or any other events outside of our control that make the customer experience less desirable. As such, we believe at this time all of our reporting units are at risk of goodwill impairment charges in future periods regardless of the margin by which the current fair value of our reporting unit exceeds its carrying value and that such margin cannot and should not be relied upon to predict which properties are most at risk for future impairment charges.

        Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company's gaming operator subsidiary in Iowa, the Belle, and its QSO, MRHD, expired in early July 2012. On July 12, 2012, when presented with an extension of the Company's QSO/operating agreement for the Sioux City facility through March 2015, the IRGC failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MHRD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and at the August 23, 2012 IRGC meeting urged the IRGC to reconsider the original extension offer through March 2015. The IRGC did not act on this request and concluded that the casino can continue to operate without an effective operating agreement until such time as a hearing is set by the IRGC to decide if the gaming licenses should not be continued. No such hearing has been scheduled at this time. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. Applications and financing proposals were due by November 5, 2012 and the IRGC is expected to award that license to a gaming operator and a QSO by April 18, 2013. The Belle has filed three lawsuits against the IRGC's recent actions, namely refusing to consider the Belle's request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, and announcing a process would be instituted to revoke the Belle's license.

        In addition, the Belle filed suit against MRHD for a breach of contract and seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and the exclusivity obligations in the agreement. The injunction request was denied on October 29, 2012. MRHD submitted a proposal with another gaming operator to develop a land-based facility in Sioux City. Without prejudice to its legal claims, the Belle is participating in this request for proposals. On November 5, 2012, we announced that we had submitted to the IRGC two proposals for a new gaming and entertainment destination in Woodbury County for its consideration. The first proposal, Hollywood Casino Sioux City, would feature a 33,000 square-foot casino floor with 750 slot machines, 20 table games and a 5-table poker room, as well as various dining and entertainment amenities and a multi-purpose event center. The second proposal, Hollywood Casino Siouxland, is similar in size and scope to the Hollywood Casino Sioux City downtown project, but would lie south of Sioux City and would include a 150-room hotel as part of the Phase One construction. Argosy Casino Sioux City had remaining goodwill and other intangible assets of $92.8 million at December 31, 2012. Additionally, this facility had net revenues and income from operations of $57.1 million and $16.6 million, respectively, for the year ended December 31, 2012, which represented 2% and 4% of the Company's consolidated results. Although we believe one of our two proposals has a strong chance of being selected by the IRGC, any disruptions to Argosy Casino Sioux City's operations related to the items described above or the selection of another gaming operator to develop and operate the land-based casino license would result in non-cash impairment charges in future periods as well as the loss of future earnings associated from this property. We estimated the fair value of our Argosy Casino Sioux City reporting unit based on our expectations of winning the land-based casino license and the estimated net present value of the future cash flows associated with obtaining this license (which is expected to be announced by the IRGC in April 2013) coupled with our expectation that we will continue to operate the existing riverboat facility through the construction period for the new land-based casino.

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

        The Company's remaining goodwill and other intangible assets by reporting unit at December 31, 2012 is shown below (in thousands):

Reporting Unit	Remaining Goodwill and other intangible assets at December 31, 2012
Hollywood Casino St. Louis	$385,769
Hollywood Casino Lawrenceburg	362,491
Hollywood Casino Aurora	207,207
Hollywood Casino Joliet	204,825
Argosy Casino Riverside	159,296
Zia Park Casino	145,591
Argosy Casino Alton	135,511
Argosy Casino Sioux City	92,795
Hollywood Casino Baton Rouge	75,521
Others	318,160

Total	$2,087,166

Income taxes

        At December 31, 2012, we had a net deferred tax liability balance of $176.6 million within our consolidated balance sheet. We account for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2012, we had a liability for unrecognized tax benefits of $20.4 million, which is included in noncurrent tax liabilities within our consolidated balance sheet. We operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

Litigation, claims and assessments

        We utilize estimates for litigation, claims and assessments. These estimates are based on our knowledge and experience regarding current and past events, as well as assumptions about future events. If our assessment of such a matter should change, we may have to change the estimate, which may have an adverse effect on our consolidated results of operations. Actual results could differ from these estimates.

Results of Operations

        The following are the most important factors and trends that contribute to our operating performance:

  •
  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our recent acquisition of Harrah's St. Louis gaming and lodging facility from Caesars Entertainment which closed on November 2, 2012), jurisdictional expansions (such as the February 2012 opening of a casino through a joint venture in Kansas, the May 2012 opening of Hollywood Casino Toledo, the October 2012 opening of Hollywood Casino Columbus, and the opening of video lottery terminal facilities at two racetracks in Ohio which are expected to commence operations in 2014), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and more recently at Hollywood Casino Bangor in March 2012) and expansions/improvements of existing properties.

  •
  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Kansas where we opened a casino through a joint venture in February 2012, in Ohio where we opened a casino in Toledo in May 2012 and in Columbus in October 2012, and in Maryland where we opened Hollywood Casino Perryville on September 27, 2010) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, an additional casino in Illinois which opened on July 18, 2011, a new riverboat casino and hotel in Baton Rouge, Louisiana which opened on September 1, 2012, a new casino in Biloxi, Mississippi which opened in late May 2012, a new casino that opened in Oxford, Maine on June 5, 2012, and the introduction of tavern licenses in several states).

  •
  The actions of government bodies can affect our operations in a variety of ways. For instance, the continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes, or via an expansion of gaming. In addition, government bodies may restrict, prevent or negatively impact operations in the jurisdictions in which we do business (such as the implementation of smoking bans).

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

        The consolidated results of operations for the years ended December 31, 2012, 2011 and 2010 are summarized below:

Year Ended December 31,	2012	2011	2010
	(in thousands)
Revenues:
Gaming	$2,590,533	$2,468,630	$2,242,515
Food, beverage and other	438,837	400,258	334,808
Management service fee	14,835	15,185	15,190

Revenues	3,044,205	2,884,073	2,592,513
Less promotional allowances	(144,740)	(141,816)	(133,402)

Net revenues	2,899,465	2,742,257	2,459,111

Operating expenses:
Gaming	1,342,905	1,298,938	1,198,097
Food, beverage and other	343,611	321,801	266,800
General and administrative	532,241	423,718	411,415
Depreciation and amortization	245,348	211,476	212,387
Impairment losses	—	—	224,709
Insurance recoveries, net of deductible charges	(7,229)	(13,257)	(7,523)

Total operating expenses	2,456,876	2,242,676	2,305,885

Income from operations	$442,589	$499,581	$153,226

        Certain information regarding our results of operations by segment for the years ended December 31, 2012, 2011 and 2010 is summarized below:

	Net Revenues			Income (loss) from Operations
Year Ended December 31,	2012	2011	2010	2012	2011	2010
	(in thousands)
Midwest	$949,464	$826,436	$825,847	$206,462	$211,356	$(39,514)
East/West	1,345,621	1,290,732	997,262	291,627	263,423	181,175
Southern Plains	571,246	590,709	602,257	132,153	137,580	125,318
Other	33,134	34,380	33,745	(187,653)	(112,778)	(113,753)

Total	$2,899,465	$2,742,257	$2,459,111	$442,589	$499,581	$153,226

Revenues

        Revenues for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

Year ended December 31,	2012	2011	Variance	Percentage Variance
Gaming	$2,590,533	$2,468,630	$121,903	4.9%
Food, beverage and other	438,837	400,258	38,579	9.6%
Management service fee	14,835	15,185	(350)	(2.3)%

Revenues	3,044,205	2,884,073	160,132	5.6%
Less promotional allowances	(144,740)	(141,816)	(2,924)	(2.1)%

Net revenues	$2,899,465	$2,742,257	$157,208	5.7%

Year ended December 31,	2011	2010	Variance	Percentage Variance
Gaming	$2,468,630	$2,242,515	$226,115	10.1%
Food, beverage and other	400,258	334,808	65,450	19.5%
Management service fee	15,185	15,190	(5)	(0.0)%

Revenues	2,884,073	2,592,513	291,560	11.2%
Less promotional allowances	(141,816)	(133,402)	(8,414)	(6.3)%

Net revenues	$2,742,257	$2,459,111	$283,146	11.5%

        In our business, revenue is driven by discretionary consumer spending, which has been impacted by weakened general economic conditions such as, but not limited to, high unemployment levels, low levels of consumer confidence, higher taxes, and increased stock market volatility.

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

Gaming revenue

2012 Compared with 2011

        Gaming revenue increased by $121.9 million, or 4.9%, to $2,590.5 million in 2012, primarily due to the variances explained below.

        Gaming revenue for our Midwest segment increased by $106.4 million in 2012, due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which generated $117.7 million and $56.0 million, respectively, of gaming revenue for the year ended December 31, 2012. Our other properties in our Midwest segment had revenue declines primarily due to the impact of new competition, namely a new casino opening in July 2011 near Hollywood Casino Aurora and Hollywood Casino Joliet, as well as a recent opening on June 1, 2012 of a new racino in Columbus, Ohio and our own Columbus casino, both of which negatively impacted Hollywood Casino Lawrenceburg.

        Gaming revenue for our East/West segment increased by $38.3 million in 2012, primarily due to full year impact of the M Resort which was acquired on June 1, 2011 and growth at Zia Park Casino due to strengthening regional economic conditions. These increases were partially offset by decreased gaming revenue at Hollywood Casino Perryville primarily due to the impact from the partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012 and its second phase opening in mid-September 2012, and decreased gaming revenue at Hollywood Casino at Penn National Race Course primarily due to regional economic factors as well as increased regional competition. For Hollywood Casino at Charles Town Races, the property experienced a slight overall increase in gaming revenue for the year ended December 31, 2012 compared to the corresponding period in the prior year primarily due to the continued impact from the introduction of table games in July 2010 coupled with mild weather in the first quarter of 2012, offset by the new competition at the Arundel Mills mall.

        Gaming revenue for our Southern Plains segment decreased by $21.0 million in 2012, primarily due to a decrease in gaming revenue at Argosy Casino Riverside, Hollywood Casino Baton Rouge and Boomtown Biloxi, primarily due to new competition, namely the opening of our Hollywood Casino at

Kansas Speedway joint venture in February 2012, the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, and the opening a new casino in Biloxi in late May 2012, respectively. These decreases were partially offset by the acquisition of Harrah's St. Louis facility on November 2, 2012, which generated $33.7 million of gaming revenue after the acquisition.

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

Food, beverage and other revenue

2012 Compared with 2011

        Food, beverage and other revenue increased by $38.6 million, or 9.6%, to $438.8 million in 2012, primarily due to the variances explained below.

        Food, beverage and other revenue for our East/West segment increased by $23.3 million in 2012, primarily due to the full year impact of the June 1, 2011 acquisition of the M Resort, which was partially offset by sale of the on-site gas station in April 2012 as well as the closure of a dining outlet at the M Resort.

        Food, beverage and other revenue for our Midwest segment increased by $12.4 million in 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which generated $12.7 million and $6.6 million, respectively of food, beverage and other revenue for the year ended December 31, 2012, partially offset by the recent opening on June 1, 2012 of a new racino in Columbus, Ohio and our own Columbus casino, both of which negatively impacted Hollywood Casino Lawrenceburg.

        Food, beverage and other revenue for our Southern Plains segment increased by $2.6 million in 2012, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012 which contributed $5.5 million of food, beverage and other revenue, which was partially offset by a decrease in food, beverage and other revenue at Argosy Casino Riverside, primarily due to the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012.

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

Promotional allowances

2012 Compared with 2011

        The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as "promotional allowances." Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.

        Promotional allowances increased by $2.9 million, or 2.1%, to $144.7 million in 2012, primarily due to the full year impact of the June 1, 2011 acquisition of the M Resort and the November 2, 2012 acquisition of Harrah's St. Louis facility, partially offset by a rationalization of marketing efforts at both the M Resort and Hollywood Casino Lawrenceburg in 2012.

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

Operating Expenses

        Operating expenses for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

Year ended December 31,	2012	2011	Variance	Percentage Variance
Gaming	$1,342,905	$1,298,938	$43,967	3.4%
Food, beverage and other	343,611	321,801	21,810	6.8%
General and administrative	532,241	423,718	108,523	25.6%
Depreciation and amortization	245,348	211,476	33,872	16.0%
Insurance recoveries, net of deductible charges	(7,229)	(13,257)	6,028	45.5%

Total operating expenses	$2,456,876	$2,242,676	$214,200	9.6%

Year ended December 31,	2011	2010	Variance	Percentage Variance
Gaming	$1,298,938	$1,198,097	$100,841	8.4%
Food, beverage and other	321,801	266,800	55,001	20.6%
General and administrative	423,718	411,415	12,303	3.0%
Depreciation and amortization	211,476	212,387	(911)	(0.4)%
Impairment losses	—	224,709	(224,709)	(100.0)%
Insurance recoveries, net of deductible charges	(13,257)	(7,523)	(5,734)	(76.2)%

Total operating expenses	$2,242,676	$2,305,885	$(63,209)	(2.7)%

Gaming expense

2012 Compared with 2011

        Gaming expense increased by $44.0 million, or 3.4%, to $1,342.9 million in 2012, primarily due to the variances explained below.

        Gaming expense for our Midwest segment increased by $43.6 million in 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012. These increases were partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue for Hollywood Casino Joliet, Hollywood Casino Aurora and Hollywood Casino Lawrenceburg primarily due to previously mentioned new competition, as well as the expiration of the 3% surcharge in July 2011 which had been required to subsidize local horse racing interests which was discontinued with the opening of the tenth casino license in Illinois. These properties also had decreased payroll costs for the year ended December 31, 2012 compared to the corresponding period in the prior year due to realignment of costs with decreased business demand resulting from the new competition.

        Gaming expense for our East/West segment increased by $5.0 million in 2012, primarily due to the full year impact of the June 1, 2011 acquisition of the M Resort as well as an overall increase in gaming taxes resulting from increased taxable gaming revenue mentioned above at Zia Park Casino, which was partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Perryville and Hollywood Casino at Penn National Race Course. We also had decreased marketing expenses at Hollywood Casino Perryville for the year ended December 31, 2012 in an attempt to realign our costs subsequent with the opening of the casino complex at the Arundel Mills mall in Maryland in June 2012.

        Gaming expense for our Southern Plains segment decreased by $4.1 million in 2012, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Argosy Casino Riverside, as well as decreased payroll costs at this property due to realignment of costs associated with lower business demand subsequent to the opening of our joint venture at Hollywood Casino at Kansas Speedway. We also experienced an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Hollywood Casino Baton Rouge and Boomtown Biloxi. These decreases were partially offset by the acquisition of Harrah's St. Louis facility on November 2, 2012.

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

Food, beverage and other expense

2012 Compared with 2011

        Food, beverage and other expense increased by $21.8 million, or 6.8%, to $343.6 million in 2012, primarily due to the variances explained below.

        Food, beverage and other expense for our East/West segment increased by $13.1 million in 2012, primarily due to the full year impact of the June 1, 2011 acquisition of the M Resort, which was partially offset by the sale of the on-site gas station in April 2012 as well as the closure of a dining outlet at the M Resort.

        Food, beverage and other expense for our Midwest segment increased by $11.4 million in 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, partially offset by the recent opening on June 1, 2012 of a new racino in Columbus, Ohio and our own Columbus casino, both of which has negatively impacted Hollywood Casino Lawrenceburg.

        Food, beverage and other expense for our Southern Plains segment decreased by $1.6 million in 2012, primarily due to a reduction in costs at Argosy Casino Riverside to align results with lower business volumes that have been experienced since the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012, which was partially offset by the acquisition of Harrah's St. Louis facility on November 2, 2012.

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

2012 Compared with 2011

        General and administrative expenses increased by $108.5 million, or 25.6%, to $532.2 million in 2012, primarily due to the variances explained below.

        General and administrative expenses for Other increased by $70.0 million in 2012, primarily due to lobbying efforts in Maryland related to our opposition to the November 2012 gaming referendum for $45.1 million for the year ended December 31, 2012, a legal accrual of $6.4 million related to our Cherokee County, Kansas litigation, higher legal, consulting and other fees related to the pursuit of potential opportunities, and increased compensation costs of $8.2 million to support our growing organization.

        General and administrative expenses for our Midwest segment increased by $24.4 million in 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012. These increases were partially offset by declines at our other properties in the Midwest segment which had reduced costs in light of lower business volumes due to new competition.

        General and administrative expenses for our Southern Plains segment increased by $8.4 million in 2012, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, partially offset by a reduction in costs at Argosy Casino Riverside to align results with lower business volumes that have been experienced since the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012.

        General and administrative expenses for our East/West segment increased by $5.7 million in 2012, primarily due to the full year impact of the June 1, 2011 acquisition of the M Resort.

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

Depreciation and amortization expense

2012 Compared with 2011

        Depreciation and amortization expense increased by $33.9 million, or 16.0%, to $245.3 million in 2012, primarily due to the variances explained below.

        Depreciation and amortization expense for our Midwest segment increased by $29.8 million in 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012.

        Depreciation and amortization expense for Other increased by $5.4 million in 2012, primarily due to our decision to relocate our Ohio racetrack licenses at Raceway Park and Beulah Park to Dayton and Austintown, respectively, which resulted in the shortening of the useful lives of our property and equipment at our existing racetracks in order to fully depreciate these assets to their net salvage value by the anticipated relocation date in 2014.

        Depreciation and amortization expense for our East/West segment increased by $3.0 million in 2012, primarily due to the full year impact of the June 1, 2011 acquisition of the M Resort.

        Depreciation and amortization expense for our Southern Plains segment decreased by $4.3 million in 2012, primarily due to decreased depreciation and amortization expense at Hollywood Casino Bay St. Louis and Boomtown Biloxi primarily related to replacement assets that were purchased after Hurricane Katrina being fully depreciated in 2011, which was partially offset by the acquisition of Harrah's St. Louis facility on November 2, 2012.

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

Impairment losses

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

Insurance recoveries, net of deductible charges

        Insurance recoveries, net of deductible charges during the year ended December 31, 2012 were related to a pre-tax insurance gain in our Southern Plains segment of $7.2 million for the flood at Hollywood Casino Tunica.

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

        Insurance recoveries, net of deductible charges were $7.5 million during the year ended December 31, 2010 primarily related to a pre-tax insurance gain of $7.5 million in our Midwest segment for the fire at Hollywood Casino Joliet for the year ended December 31, 2010.

Other income (expenses)

        Other income (expenses) for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

Year ended December 31,	2012	2011	Variance	Percentage Variance
Interest expense	$(81,440)	$(99,564)	$18,124	18.2%
Interest income	948	423	525	124.1%
Gain from unconsolidated affiliates	3,804	7,364	(3,560)	(48.3)%
Loss on early extinguishment of debt	—	(17,838)	17,838	100.0%
Other	(1,375)	(734)	(641)	(87.3)%

Total other expenses	$(78,063)	$(110,349)	$32,286	29.3%

Year ended December 31,	2011	2010	Variance	Percentage Variance
Interest expense	$(99,564)	$(130,215)	$30,651	23.5%
Interest income	423	1,579	(1,156)	(73.2)%
Gain (loss) from unconsolidated affiliates	7,364	(25,974)	33,338	128.4%
Loss on early extinguishment of debt	(17,838)	(519)	(17,319)	(3337.0)%
Other	(734)	6,421	(7,155)	(111.4)%

Total other expenses	$(110,349)	$(148,708)	$38,359	25.8%

Interest expense

        Interest expense decreased by $18.1 million, or 18.2%, to $81.4 million in 2012, primarily due to the expiration of all interest rate swap contracts in 2011, redemption of our $250 million 6 3/4% senior subordinated notes in August 2011, lower amortization of debt issuance costs and higher capitalized interest for the year ended December 31, 2012 compared to the corresponding period in the prior year, all of which were partially offset by higher interest on our senior secured credit facility entered into in July 2011 primarily due to higher interest rates as well as higher outstanding balances primarily due to construction spending for our two Ohio properties that opened in 2012 and to a lesser extent the acquisition of Harrah's St. Louis facility in November 2012.

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

Gain (loss) from unconsolidated affiliates

        We recorded a gain from unconsolidated affiliates of $3.8 million for the year ended December 31, 2012, primarily due to the opening of our joint venture, Hollywood Casino at Kansas Speedway, in February 2012.

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

        We recorded a loss from unconsolidated affiliates of $26.0 million for the year ended December 31, 2010, primarily due to our share of losses in the Maryland Jockey Club, which included a $14.4 million charge for our share of a goodwill impairment write-down recorded by the Maryland Jockey Club during the fourth quarter of 2010 as a result of a negative outcome related to a zoning referendum.

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

Taxes

        Our effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 41.8% for the year ended December 31, 2012, as compared to 37.7% for the year ended December 31, 2011. The primary reason for the increase for the year ended December 31, 2012 is due to the previously mentioned lobbying expenses incurred in the third and fourth quarters of 2012 as well as favorable state income tax benefits resulting from the impact of certain subsidiary restructurings completed in the third quarter of 2011.

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

        Net cash provided by operating activities was $507.2 million, $567.4 million, and $493.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in net cash provided by operating activities of $60.2 million for the year ended December 31, 2012 compared to the corresponding period in the prior year is comprised primarily of an increase in income tax payments of $96.8 million, cash paid to suppliers and vendors of $82.4 million, and cash paid to employees of $58.1 million, all of which were partially offset by an increase in cash receipts from customers of $165.8 million and a decrease in interest payments of $22.9 million. The increase in cash receipts collected from our customers and the increase in higher cash payments for operating expenses for the year ended December 31, 2012 compared to the prior year was primarily due to the previously discussed growth in our East/West segment as well as the openings of Hollywood Casino Toledo in late May 2012 and Hollywood Casino Columbus in early October 2012 and the acquisition of Harrah's St. Louis facility on November 2, 2012, partially offset by the impact of new competition on our operations for various properties. The increase in higher cash payments for operating expenses was also impacted by $45.1 million of lobbying expenses incurred for our efforts in Maryland. The increase in cash paid to employees was primarily due to the full year impact of our June 1, 2011 acquisition of the M Resort and the acquisition of Harrah's St. Louis facility in early November 2012, as well as the opening of Hollywood Casino Toledo in late May 2012 and Hollywood Casino Columbus in early October 2012, all of which was partially offset by a re-alignment of costs with lower business volumes due to competition at various properties. Additionally, the increase in income tax payments was primarily due to higher taxable income estimates, which caused a $96.8 million increase in our tax payments for the year ended December 31, 2012. A significant component driving the year-over-year increase in estimated taxable income was due to legislation passed in the later part of 2010, "Tax Relief Act of 2010," that allowed 100 percent bonus depreciation for qualifying new assets acquired and placed in service through 2011(compared to 50 percent bonus depreciation allowance for 2012). Furthermore, there was a significant federal income tax overpayment from 2010 that was credited against the 2011 federal income tax liability. Finally, we also made payments of $12.8 million in 2012 on our liability for unrecognized tax benefits, a $7.0 million payment for a tax accounting method change and a $5.1 million amended tax return payment.

        Net cash used in investing activities totaled $1,188.5 million, $338.8 million, and $736.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash used in investing activities for the year ended December 31, 2012 included expenditures for property and equipment, net of reimbursements totaling $473.0 million, $604.4 million payment to acquire Harrah's St. Louis facility, $105.0 million of gaming licenses payments for Hollywood Casino Toledo and Hollywood Casino Columbus, and investment in joint ventures of $36.0 million, all of which were partially offset by a decrease in cash in escrow of $24.6 million and proceeds from the sale of property and equipment totaling $5.3 million. The increase in net cash used in investing activities of $849.7 million for the year ended December 31, 2012 compared to the corresponding period in the prior year was primarily due to increased expenditures for property and equipment of $179.9 million as a result of increased expenditures at our two new facilities in Ohio, as well as the previously mentioned acquisition of Harrah's St. Louis and gaming license payments. These increases were partially offset by lower investment in joint ventures of $64.4 million primarily due to the purchase of a 50% interest in our Texas joint venture in 2011 and lower fundings in 2012 to our Kansas joint venture, Hollywood Casino at Kansas Speedway, which opened in February 2012, partially offset by cash proceeds received for the sale of our interest in the Maryland Jockey Club in 2011.

        Net cash provided by (used in) financing activities totaled $703.3 million, $(236.5) million, and $(223.2) million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in net cash provided by financing activities for the year ended December 31, 2012 compared to the corresponding period in the prior year was primarily due to an increase in borrowings to fund the acquisition of Harrah's St. Louis facility, as well as there being no common stock repurchases in 2012 compared to repurchases of $105.2 million in 2011.

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

        The following table summarizes our capital project expenditures by segment for the year ended December 31, 2012:

Actual(1)
(in millions)
Midwest(2)	$364.1
East/West	9.9
Southern Plains	12.2
Other	0.1

Total	$386.3

(1)
Excludes licensing fees and is net of reimbursements.

(2)
Capital expenditures for our Midwest segment include $108.7 million and $245.4 million for the construction of Hollywood Casino Toledo and Hollywood Casino Columbus, respectively.

        In November 2009, the "Ohio Jobs and Growth Plan," a casino ballot proposal calling for an amendment to Ohio's Constitution to authorize casinos in the state's four largest cities, Cincinnati, Cleveland, Columbus and Toledo, was approved. Hollywood Casino Toledo, a Hollywood-themed casino in Toledo, Ohio, with a $320 million budget, inclusive of $50 million in licensing fees, opened on May 29, 2012 and features 2,033 slot machines, 60 table games and 20 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. Hollywood Casino Columbus, a Hollywood-themed casino in Columbus, Ohio, with a $400 million budget, inclusive of $50 million in licensing fees, opened on October 8, 2012 and features 3,015 slot machines, 78 table games and 30 poker tables, structured and surface parking, as well as food and beverage outlets and an entertainment lounge. As of December 31, 2012, we have incurred cumulative costs of $317.6 million and $388.6 million, which includes licensing fees, for Hollywood Casino Toledo and Hollywood Casino Columbus, respectively.

        In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. Full details and design of the project at Austintown are in the development stage for a new Hollywood-themed facility, with a $265 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new thoroughbred racetrack and up to 1,500 video lottery terminals, as well as various restaurants, bars and other amenities. The new Austintown facility will be located on 184 acres in Austintown's Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility will be located on 125 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. Full details and design of the Dayton project are in the development stage for a new Hollywood-themed facility, with a $257 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new standardbred racetrack and up to 1,500 video lottery terminals, as well as various restaurants, bars and other amenities. As of December 31, 2012, we have incurred cumulative costs of $7.2 million and $5.0 million for the Austintown facility and the Dayton facility, respectively.

        During the year ended December 31, 2012, we spent approximately $86.7 million for capital maintenance expenditures, with $24.6 million at our Midwest segment, $33.3 million at our East/West segment, $23.3 million at our Southern Plains segment, and $5.5 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

        Cash generated from operations and cash available under the revolver portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2012.

        The following table summarizes our expected capital project expenditures for the year ending December 31, 2013, as well as the projects in their entirety, by segment:

	Total for 2013	Project Total(1)
	(in millions)
Midwest(2)	$210.3	$1,262.0
East/West	0.9	6.9
Southern Plains(3)	48.3	62.6
Other	0.1	0.2

Total	$259.6	$1,331.7

(1)
Includes licensing and relocation fees and is net of reimbursements.

(2)
Expected capital expenditures in 2013 for our Midwest segment include $87.5 million and $86.5 million for the Austintown facility and the Dayton facility, respectively.

(3)
Expected capital expenditures in 2013 for our Southern Plains segment include $47.8 million for the rebranding of our St. Louis facility, which we acquired in November 2012, to our Hollywood-themed brand, as well as upgrades of slot machines offered.

Debt

  Senior Secured Credit Facility

        On July 14, 2011, we entered into a $2.15 billion senior secured credit facility, and on November 1, 2012, we raised $915 million of additional funds and increased our revolver capacity through an add-on to this senior secured credit facility. As of December 31, 2012, the senior secured credit facility was comprised of a $785 million revolving credit facility that will mature in July 2016, a $1.1 billion variable rate Term Loan A due in July 2016 and a $1.252 billion variable rate Term Loan B due in July 2018. The proceeds from the issuance of the add-on to the senior secured credit facility were utilized to complete the acquisition of Harrah's St. Louis gaming and lodging facility from Caesars Entertainment which closed on November 2, 2012 and for working capital purposes.

        The interest rates payable on the facilities are based on the leverage ratios of the Company as defined in the debt agreements, however, based on current borrowing levels, we will pay LIBOR plus 175 basis points on the revolver and Term Loan A and LIBOR plus 275 basis points on Term Loan B (subject to a 1% LIBOR floor).

        Our senior secured credit facility had a gross outstanding balance of $2,395.0 million at December 31, 2012, consisting of $100.0 million drawn under the revolving credit facility, a $1,042.5 million Term Loan A facility, and a $1,252.5 million Term Loan B facility. Additionally, at

December 31, 2012, we were contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $75.3 million, resulting in $609.7 million of available borrowing capacity as of December 31, 2012 under the revolving credit facility.

  8 3/4% Senior Subordinated Notes

        In August 2009, we completed an offering of $325 million 8 3/4% senior subordinated notes that mature on August 15, 2019. Interest on the $325 million 8 3/4% senior subordinated notes is payable on February 15 and August 15 of each year. The $325 million 8 3/4% senior subordinated notes are general unsecured obligations and are not guaranteed by our subsidiaries and were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. At any time prior to August 15, 2014, we may redeem all or part of the 8 3/4% senior subordinated notes at par plus the present value (discounted at the treasury rate plus 50 basis points) of scheduled interest payments through August 15, 2014, along with accrued and unpaid interest, if any, at the date of redemption. On or after August 15, 2014, we may redeem all or part of the 8 3/4% senior subordinated notes at a redemption price of 104.375% which gradually reduces to par by 2017. If our proposed Spin-Off transaction is completed, we will redeem our 325 million 8 3/4% senior subordinated notes, which we believe at this time will occur in the second half of 2013.

  Other Long-Term Obligations

        In September 2012, we received $10 million under a subscription agreement entered into between A3 Gaming Investments, LLC, an investment vehicle owned by the previous owner of the M Resort ("A3 Gaming Investments"), and LV Gaming Ventures, LLC, a wholly-owned subsidiary of the Company and holder of the assets of the M Resort ("LV Gaming Ventures"). The subscription agreement entitles A3 Gaming Investments to invest in a limited liability membership interest in LV Gaming Ventures which matures on October 1, 2016. The investment entitles A3 Gaming Investments to annual payments and a settlement value based on the earnings levels of the M Resort. In accordance with ASC 480, "Distinguishing Liabilities from Equity," we determined that this obligation is a financial instrument and as such should be recorded as a liability within debt. Changes in the settlement value, if any, will be accreted to interest expense through the maturity date of the instrument.

        In April 2010, we entered into a termination contract with the city of Aurora, Illinois, whereby we would pay $7 million in lieu of perpetual annual payments (of approximately $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day. Payments of $1.5 million were made on June 1, 2010 and September 1, 2010 and payments of $2.0 million were made on June 1, 2011 and 2012. This liability was discounted using an estimate of our incremental borrowing rate over the term of the obligation. The accretion of this discount was recorded in interest expense in the consolidated statements of operations.

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

        At December 31, 2012, we were in compliance with all required financial covenants.

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

        As discussed earlier in connection with our proposed Spin-Off, we will redeem our $325 million 8 3/4% senior subordinated notes and refinance our existing remaining debt obligations at the time of the Spin-Off and both the surviving operating gaming company, PNG, and PropCo will enter into new credit facilities.

Commitments and Contingencies

  Contractual Cash Obligations

        At December 31, 2012, there was approximately $609.7 million available for borrowing under our revolving credit facility. The following table presents our contractual cash obligations at December 31, 2012:

	Payments Due By Period
	Total	2013	2014-2015	2016-2017	2018 and After
	(in thousands)
Senior secured credit facility
Principal	$2,394,963	$81,400	$231,550	$892,800	$1,189,213
Interest(1)	315,549	63,135	130,493	93,678	28,243
8 3/4% senior subordinated notes
Principal	325,000	—	—	—	325,000
Interest	199,063	28,438	56,875	56,875	56,875
Other long term obligations	10,000	—	—	10,000	—
Purchase obligations	54,077	39,824	8,114	3,225	2,914
Capital expenditure commitments(2)	20,778	20,778	—	—	—
Capital leases	2,111	97	203	237	1,574
Operating leases	54,276	7,456	8,969	5,747	32,104
Other liabilities reflected in the Company's consolidated balance sheets(3)	17,771	17,771	—	—	—

Total	$3,393,588	$258,899	$436,204	$1,062,562	$1,635,923

(1)
The interest rates associated with the variable rate components of our senior secured credit facility are estimated, reflected of forward LIBOR curves plus the spread over LIBOR as of December 31, 2012. The contractual amounts to be paid on our variable rate obligations are affected by changes in market interest rates and changes in our spreads which are based on our leverage ratios. Future changes in such ratios will impact the contractual amounts to be paid.

(2)
The Company anticipates spending approximately $238.8 million for future construction projects over the next year that have not been contractually committed to at year-end. These amounts are primarily related to the development of the Mahoning Valley Race Track and Dayton Raceway along with the rebranding of the Hollywood St. Louis property.

(3)
Primarily represents liabilities associated with reward programs that can be redeemed for cash, free play or services. Does not include any liability for unrecognized tax benefits, as the Company cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

        The table above does not include the redemption of the Company's Preferred Stock which is required to be redeemed on June 30, 2015 for either cash or common shares at the Company's election, nor does it contemplate any redemption of Preferred Stock or debt obligations that could occur in connection with the proposed Spin-Off transaction. See Note 13 to the consolidated financial statements for further details on the Company's Preferred Stock.

        The table above also does not include the previously mentioned relocation fees and license fees associated with our two Ohio development projects that are anticipated to be completed in 2014, nor does it include the $110 million we have preliminarily agreed to pay the State of Ohio over ten years in return for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period.

  Other Commercial Commitments

        The following table presents our material commercial commitments as of December 31, 2012 for the following future periods:

	Total Amounts Committed	2013	2014-2015	2016-2017	2018 and After
	(in thousands)
Letters of Credit(1)	$75,309	$75,309	$—	$—	$—

Total	$75,309	$75,309	$—	$—	$—

(1)
The available balance under the revolving credit portion of our senior secured credit facility is reduced by outstanding letters of credit.

New Accounting Pronouncements

        In July 2012, the FASB issued amendments to provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with these amendments, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued, however the Company did not early adopt this amendment.

        In December 2011, the FASB issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. The Company adopted the guidance as of January 1, 2013, which did not have an impact on the consolidated financial statements.

        In June 2011, the FASB issued amendments to guidance regarding the presentation of other comprehensive income ("OCI"). The amendments eliminate the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of OCI and a total of OCI, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments do not change the items that must be reported in OCI, when an item of OCI must be reclassed to net income or the option to present components of OCI either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the guidance as of January 1, 2012, except for the deferred requirement to present reclassification adjustments in the statement(s) where the components of net income and the components of OCI are presented. The Company has presented comprehensive income in two separate but consecutive statements.

        In February 2013, the FASB finalized the disclosure requirements on how entities should present financial information about reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information.            The disclosures required by this amendment is effective for public entities for annual and interim reporting periods beginning after December 15, 2012.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information at December 31, 2012 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value 12/31/12
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$325,000	$325,000	$368,875
Average interest rate						8.75%
Variable rate	$81,400	$108,900	$122,650	$880,150	$12,650	$1,189,213	$2,394,963	$2,401,225
Average interest rate(1)	2.54%	2.70%	2.95%	3.07%	4.52%	4.70%

(1)
Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn National Gaming, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn National Gaming, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 22, 2013

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$260,467	$238,440
Receivables, net of allowance for doubtful accounts of $3,901 and $4,115 at December 31, 2012 and December 31, 2011, respectively	53,720	55,455
Insurance receivable	—	1,072
Prepaid expenses	94,620	39,801
Deferred income taxes	39,793	32,306
Other current assets	38,540	48,715

Total current assets	487,140	415,789

Property and equipment, net	2,730,797	2,277,200
Other assets
Investment in and advances to unconsolidated affiliates	204,506	174,116
Goodwill	1,380,689	1,180,359
Other intangible assets	706,477	421,593
Debt issuance costs, net of accumulated amortization of $11,462 and $4,860 at December 31, 2012 and December 31, 2011, respectively	35,999	33,310
Other assets	98,449	103,979

Total other assets	2,426,120	1,913,357

Total assets	$5,644,057	$4,606,346

Liabilities
Current liabilities
Current maturities of long-term debt	$81,497	$44,559
Accounts payable	38,268	39,582
Accrued expenses	133,316	113,699
Accrued interest	21,872	17,947
Accrued salaries and wages	96,426	85,285
Gaming, pari-mutuel, property, and other taxes	55,610	49,559
Income taxes	—	5,696
Insurance financing	3,856	16,363
Other current liabilities	68,774	53,650

Total current liabilities	499,619	426,340

Long-term liabilities
Long-term debt, net of current maturities	2,649,073	1,998,606
Deferred income taxes	216,357	167,576
Noncurrent tax liabilities	20,393	33,872
Other noncurrent liabilities	7,686	8,321

Total long-term liabilities	2,893,509	2,208,375

Shareholders' equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,275 shares issued and outstanding at December 31, 2012 and 2011)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 77,446,601 and 76,213,126 shares issued at December 31, 2012 and December 31, 2011, respectively)	769	756
Additional paid-in capital	1,451,965	1,385,355
Retained earnings	795,173	583,202
Accumulated other comprehensive income	3,022	2,318

Total shareholders' equity	2,250,929	1,971,631

Total liabilities and shareholders' equity	$5,644,057	$4,606,346

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Year ended December 31,	2012	2011	2010
Revenues
Gaming	$2,590,533	$2,468,630	$2,242,515
Food, beverage and other	438,837	400,258	334,808
Management service fee	14,835	15,185	15,190

Revenues	3,044,205	2,884,073	2,592,513
Less promotional allowances	(144,740)	(141,816)	(133,402)

Net revenues	2,899,465	2,742,257	2,459,111

Operating expenses
Gaming	1,342,905	1,298,938	1,198,097
Food, beverage and other	343,611	321,801	266,800
General and administrative	532,241	423,718	411,415
Depreciation and amortization	245,348	211,476	212,387
Impairment losses	—	—	224,709
Insurance recoveries, net of deductible charges	(7,229)	(13,257)	(7,523)

Total operating expenses	2,456,876	2,242,676	2,305,885

Income from operations	442,589	499,581	153,226

Other income (expenses)
Interest expense	(81,440)	(99,564)	(130,215)
Interest income	948	423	1,579
Gain (loss) from unconsolidated affiliates	3,804	7,364	(25,974)
Loss on early extinguishment of debt	—	(17,838)	(519)
Other	(1,375)	(734)	6,421

Total other expenses	(78,063)	(110,349)	(148,708)

Income from operations before income taxes	364,526	389,232	4,518
Taxes on income	152,555	146,881	66,178

Net income (loss) including noncontrolling interests	211,971	242,351	(61,660)
Less: Net loss attributable to noncontrolling interests	—	—	(2,193)

Net income (loss) attributable to the shareholders of Penn National Gaming, Inc. and Subsidiaries	$211,971	$242,351	$(59,467)

Earnings (loss) per common share attributable to the shareholders of Penn National Gaming, Inc. and Subsidiaries:
Basic earnings (loss) per common share	$2.24	$2.52	$(0.76)
Diluted earnings (loss) per common share	$2.04	$2.26	$(0.76)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

Year ended December 31,	2012	2011	2010
Net income (loss) including noncontrolling interests	$211,971	$242,351	$(61,660)
Other comprehensive income, net of tax:
Change in fair value of interest rate swap contracts
Unrealized holding losses arising during the period on effective hedges, net of income tax benefit of $250 and $5,017, respectively	—	(448)	(8,980)
Less: Reclassification adjustments for losses included in net income, net of income taxes of $5,488 and $14,444, respectively	—	9,822	25,390

Change in fair value of interest rate swap contracts, net	—	9,374	16,410
Foreign currency translation adjustment during the period	425	(287)	568
Unrealized holding gains on corporate debt securities arising during the period	279	1,116	1,165

Other comprehensive income	704	10,203	18,143

Comprehensive income (loss)	212,675	252,554	(43,517)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(2,193)
Comprehensive income (loss) attributable to the shareholders of Penn National Gaming, Inc. and Subsidiaries	$212,675	$252,554	$(41,324)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share data)

	Penn National Gaming, Inc. shareholders
	Preferred Stock		Common Stock				Accumulated Other Comprehensive (Loss) Income
					Additional Paid-In Capital	Retained Earnings		Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	12,500	$—	78,972,256	$786	$1,480,476	$397,407	$(26,028)	$(565)	$1,852,076
Repurchase of preferred stock	(225)	—	—	—	(11,200)	—	—	—	(11,200)
Repurchase of noncontrolling interest	—	—	—	—	(27,758)	—	—	2,758	(25,000)
Stock option activity, including tax benefit of $4,071	—	—	823,056	8	35,875	—	—	—	35,883
Share repurchases	—	—	(1,526,400)	(15)	(35,843)	—	—	—	(35,858)
Restricted stock activity, including tax expense of $760	—	—	145,110	—	5,382	—	—	—	5,382
Change in fair value of interest rate swap contracts, net of income taxes of $9,427	—	—	—	—	—	—	16,410	—	16,410
Change in fair value of corporate debt securities	—	—	—	—	—	—	1,165	—	1,165
Foreign currency translation adjustment	—	—	—	—	—	—	568	—	568
Net loss	—	—	—	—	—	(59,467)	—	(2,193)	(61,660)

Balance, December 31, 2010	12,275	—	78,414,022	779	1,446,932	337,940	(7,885)	—	1,777,766
Stock option activity, including tax benefit of $1,369	—	—	695,915	7	39,352	—	—	—	39,359
Share repurchases	—	—	(2,981,406)	(30)	(105,176)	—	—	—	(105,206)
Restricted stock activity, net, including tax benefit of $1,188	—	—	84,595	—	4,247	—	—	—	4,247
Change in fair value of interest rate swap contracts, net of income taxes of $5,238	—	—	—	—	—	—	9,374	—	9,374
Change in fair value of corporate debt securities	—	—	—	—	—	—	1,116	—	1,116
Foreign currency translation adjustment	—	—	—	—	—	—	(287)	—	(287)
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities, net of income taxes of $1,068	—	—	—	—	—	2,911	—	—	2,911
Net income	—	—	—	—	—	242,351	—	—	242,351

Balance, December 31, 2011	12,275	—	76,213,126	756	1,385,355	583,202	2,318	—	1,971,631
Stock option activity, including tax benefit of $5,411	—	—	1,241,091	13	62,234	—	—	—	62,247
Restricted stock activity, including tax benefit of $670	—	—	(7,616)	—	4,376	—	—	—	4,376
Change in fair value of corporate debt securities	—	—	—	—	—	—	279	—	279
Foreign currency translation adjustment	—	—	—	—	—	—	425	—	425
Net income	—	—	—	—	—	211,971	—	—	211,971

Balance, December 31, 2012	12,275	$—	77,446,601	$769	$1,451,965	$795,173	$3,022	$—	$2,250,929

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2012	2011	2010
Operating activities
Net income (loss) including noncontrolling interests	$211,971	$242,351	$(61,660)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	245,348	211,476	212,387
Amortization of items charged to interest expense and interest income	6,898	9,601	12,581
(Gain) loss on sale of fixed assets	(1,690)	340	3,104
(Gain) loss from unconsolidated affiliates	(3,804)	(7,364)	25,974
Distributions of earnings from unconsolidated affiliates	9,400	—	—
Loss on early extinguishment of debt	—	12,212	519
Loss on police services contract termination at Hollywood Casino Aurora	—	—	6,624
Gain on litigation settlement	—	—	(9,619)
Impairment loss on corporate debt securities	—	—	265
Deferred income taxes	44,983	21,560	(2,204)
Charge for stock-based compensation	28,609	24,330	25,954
Impairment losses	—	—	224,709
Decrease (increase), net of businesses acquired
Accounts receivable	1,887	(6,064)	(1,338)
Insurance receivable	1,072	(1,073)	28,673
Prepaid expenses and other current assets	14,445	(4,648)	3,585
Other assets	(12,331)	(2,556)	10,160
Increase (decrease), net of businesses acquired
Accounts payable	1,334	397	477
Accrued expenses	12,770	8,382	505
Accrued interest	3,925	(4,038)	648
Accrued salaries and wages	10,285	8,961	7,824
Gaming, pari-mutuel, property and other taxes	6,051	2,047	7,506
Income taxes	(70,721)	49,285	—
Other current and noncurrent liabilities	12,903	2,849	6,827
Other noncurrent tax liabilities	(16,146)	(683)	(10,323)

Net cash provided by operating activities	507,189	567,365	493,178

Investing activities
Expenditures for property and equipment, net of reimbursements	(472,985)	(293,081)	(362,955)
Proceeds from sale of property and equipment	5,323	12,966	1,627
Insurance proceeds related to damaged property and equipment	—	3,862	4,821
Purchase of outstanding loans of M Resorts LLC	—	—	(230,500)
Investment in joint ventures, net of proceeds received	(36,000)	(100,398)	(63,632)
Decrease (increase) in cash in escrow	24,625	28,975	(30,224)
Acquisitions of businesses and licenses, net of cash acquired	(709,450)	8,874	(55,895)

Net cash used in investing activities	(1,188,487)	(338,802)	(736,758)

Financing activities
Proceeds from exercise of options	31,933	16,719	11,488
Repurchase of common stock	—	(105,206)	(35,858)
Repurchase of preferred stock	—	—	(11,200)
Proceeds from issuance of long-term debt, net of issuance costs	1,162,709	1,773,232	212,732
Principal payments on long-term debt	(494,891)	(1,928,571)	(383,476)
Proceeds from other long-term obligations	10,000	—	—
Proceeds from insurance financing	4,746	17,406	18,271
Payments on insurance financing	(17,253)	(12,645)	(13,421)
Repurchase of noncontrolling interest	—	—	(25,000)
Tax benefit from stock options exercised	6,081	2,557	3,311

Net cash provided by (used in) financing activities	703,325	(236,508)	(223,153)

Net increase (decrease) in cash and cash equivalents	22,027	(7,945)	(466,733)
Cash and cash equivalents at beginning of year	238,440	246,385	713,118

Cash and cash equivalents at end of year	$260,467	$238,440	$246,385

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$70,239	$93,140	$116,307
Income taxes paid	$187,515	$90,702	$72,091

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

Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.     Business and Basis of Presentation

        Penn National Gaming, Inc. ("Penn") and subsidiaries (collectively, the "Company") is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, the Company has continued to expand its gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., Hollywood Casino Corporation, Argosy Gaming Company, Zia Park Casino, Sanford-Orlando Kennel Club and The M Resorts LLC (the "M Resort")), greenfield projects (such as at Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor and Hollywood Casino Perryville), and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Most recently, the Company, along with its joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012 and in Ohio, the Company opened its Hollywood Casino Toledo facility on May 29, 2012 and its Hollywood Casino Columbus facility on October 8, 2012. Finally, on November 2, 2012, the Company acquired Harrah's St. Louis facility, which is currently in process of being rebranded to Hollywood Casino St. Louis.

        As of December 31, 2012, the Company owned, managed, or had ownership interests in twenty-nine facilities in the following nineteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario.

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

2.     Proposed Spin-Off of Real Estate Assets through a Real Estate Investment Trust

        On November 15, 2012, the Company announced that it intends to pursue a plan to separate the majority of its gaming operating assets and real property assets into two publicly traded companies including an operating entity, Penn National Gaming ("PNG"), and, through a tax-free Spin-Off of its real estate assets to holders of its common stock, a newly formed publicly traded real estate investment trust ("REIT") ("PropCo"), subject to required gaming regulatory body approvals.

        A REIT is not permitted to retain earnings and profits ("E&P") accumulated during the years when the company or its predecessor was taxed as a regular C corporation. For PropCo to elect REIT status, PropCo must distribute to its shareholders its undistributed E&P attributable to taxable periods prior to its REIT election. The Company currently estimates that, if PropCo were to elect REIT status as of January 1, 2014, the aggregate amount of the special E&P taxable dividend would be approximately $1.4 billion. The dividend will be paid in a combination of cash and PropCo common stock, which will consist of at least 20% in cash with the remainder in PropCo common stock.

        As a result of the proposed Spin-Off, PropCo will initially own substantially all of the real property assets and will lease back most of those assets to PNG for use by its subsidiaries, under a "triple net" 35 year Master Lease agreement (including extensions) as well as own and operate Hollywood Casino Perryville and Hollywood Casino Baton Rouge via taxable REIT subsidiaries. PNG would own the gaming licenses, operate the leased gaming facilities and own and operate other assets, including the Casino Rama casino management contract, the 50% joint venture interest in Hollywood Casino at Kansas Speedway, seven non-casino racetracks and gaming equipment.

        The Company has received a private letter ruling from the Internal Revenue Service relating to the tax treatment of the separation and the qualification of PropCo as a REIT. The private letter ruling is subject to certain qualifications and based on certain representations and statements made by the Company. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in the proposed transaction or other relevant facts), the Company may not be able to rely on the private letter ruling.

        The completion of the proposed Spin-off is contingent, among other things, on receipt of regulatory approvals, the receipt of final approval by Penn's Board of Directors, execution of definitive documentation, the receipt of legal and accounting opinions, raising significant amounts of capital to finance the transaction, and other customary conditions. The Company may, at any time and for any reason until the proposed Spin-Off is complete, abandon the Spin-Off or modify or change the terms of the Spin-Off.

3.     Principles of Consolidation

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

Concentration of Credit Risk

        Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, corporate debt securities, interest rate swap contracts and accounts receivable.

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

        Concentration of credit risk, with respect to casino receivables, is limited through the Company's credit evaluation process. The Company issues markers to approved casino customers only following credit checks and investigations of creditworthiness. Marker balances issued to approved casino customers were $6.7 million at December 31, 2012, compared to $7.6 million at December 31, 2011.

        The Company's receivables of $53.7 million and $55.5 million at December 31, 2012 and 2011, respectively, primarily consist of $5.1 million and $10.9 million, respectively, due from the West Virginia Lottery for gaming revenue settlements and capital reinvestment projects at Hollywood Casino at Charles Town Races, $11.8 million and $11.2 million, respectively, for reimbursement of expenses paid on behalf of Casino Rama, $4.0 million and $3.6 million, respectively, for racing settlements due from simulcasting at Hollywood Casino at Penn National Race Course, $3.8 million and $1.1 million, respectively, for reimbursement of payroll expenses paid on behalf of the Company's joint venture in Kansas, and markers issued to customers mentioned above.

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

  Long-term Debt

        The fair value of the Company's Term Loan B component of the senior secured credit facility and senior subordinated notes is estimated based on quoted prices in active markets and as such is a Level 1 measurement (see Note 19). The fair value of the remainder of the Company's senior secured credit facility approximates its carrying value as it is variable rate debt. The fair value of the Company's other long-term obligations approximates its carrying value.

        The estimated fair values of the Company's financial instruments are as follows (in thousands):

	2012		2011
December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$260,467	$260,467	$238,440	$238,440
Investment in corporate debt securities	6,790	6,790	6,790	6,790
Financial liabilities:
Long-term debt
Senior secured credit facility	2,393,459	2,401,225	1,714,001	1,716,720
Senior subordinated notes	325,000	368,875	325,000	353,438
Other long-term obligations	10,000	10,000	1,949	1,949

        See Note 19 for further information regarding the Company's assessment of the inputs used to measure the fair value for the investment in corporate debt securities.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

        Depreciation of property and equipment is recorded using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	5 to 40 years
Furniture, fixtures, and equipment	3 to 31 years

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

Goodwill and Other Intangible Assets

        At December 31, 2012, the Company had $1,380.7 million in goodwill and $706.5 million in other intangible assets within its consolidated balance sheet, representing 24.5% and 12.5% of total assets, respectively, resulting from the Company's acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

        In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, "Intangibles-Goodwill and Other," the Company considers its gaming licenses, racing permits and the majority of its trademark intangible assets as indefinite-life intangible assets that do not require amortization based on the Company's future expectations to operate its gaming facilities indefinitely (not withstanding the recent events in Iowa which the Company concluded was an isolated incident and the first time in the Company's history a gaming regulator has taken an action which could cause the Company to lose its gaming license) as well as its historical experience in renewing these intangible assets at minimal cost with various state gaming and racing commissions. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-life intangible assets exceed their fair value, an impairment loss is recognized.

        The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. The Company uses a market approach model, which includes the use of forecasted adjusted EBITDA (earnings before interest, taxes, charges for stock compensation, depreciation and amortization, gain or loss on disposal of assets, and certain other income and expenses, and inclusive of gain or loss from unconsolidated affiliates) and adjusted EBITDA multiples, as the Company believes that adjusted EBITDA is a widely-used measure of performance in the gaming industry and as the Company uses adjusted EBITDA as the primary measurement of the operating performance of its properties (including the evaluation of operating personnel). In addition, the Company believes that an adjusted EBITDA multiple is the principal basis for the valuation of gaming companies. Changes in the estimated adjusted EBITDA multiples or forecasted operations can materially affect these estimates.

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

        The adjusted EBITDA multiple utilized by the Company in its goodwill impairment valuation methodology is determined based on the Company's current enterprise value, increased for a control premium. The control premium assumption is based on acquisitions of precedent transactions of comparable businesses. In evaluating the estimates derived by the market based approach, management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other market data. These considerations can lead the Company to modify its individual reporting units adjusted EBITDA multiple. EBITDA multiples can be significantly impacted by various factors, such as a company's present and future cost of capital, the future growth opportunities for the industry as well as for the company's reporting units, general market sentiment, investors' perceptions of senior management's effectiveness at deploying capital and managing overall operations, as well as pending or recently completed merger transactions.

        Assumptions and estimates about future adjusted EBITDA levels and multiples by individual reporting units are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in the Company's business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance the Company's overall value but may be to the detriment of an individual reporting unit.

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

Comprehensive Income

        The Company accounts for comprehensive income in accordance with ASC 220, "Comprehensive Income," which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements.

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

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheets at December 31, 2012 and 2011.

Accounting for Derivatives and Hedging Activities

        The Company has historically utilized fixed and variable-rate debt to finance its operations. Both funding sources have associated risks and opportunities, such as interest rate exposure, and the Company's risk management policy permits the use of derivatives to manage this exposure. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Thus, uses of derivatives are strictly limited to hedging and risk management purposes in connection with managing interest rate exposure. Acceptable derivatives for this purpose include interest rate swap contracts, futures, options, caps, and similar instruments.

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

        Previously, the Company had a number of interest rate swap contracts in place. These contracts served to mitigate income volatility for a portion of the Company's variable-rate funding. In effect, these interest rate swap contracts synthetically converted the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company received cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts' fixed rates. These two respective obligations were net-settled periodically. The fair value of the Company's interest rate swap contracts was measured at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve's implied discount rates. The credit adjustment reflected the Company's best estimate as to the Company's credit quality. There were no outstanding interest rate swap contracts as of December 31, 2012 and 2011.

        Effective July 1, 2011, the Company de-designated its interest rate swap contracts that historically qualified for cash flow hedge accounting. This was due to the senior secured credit facility that the Company entered into in July 2011. As a result, the loss in OCI related to these swaps of $4.7 million was amortized to interest expense over the swaps remaining lives. The total notional value of these swaps was $440 million, with $200 million expiring in October 2011 and the remainder maturing in December 2011. Subsequent to the de-designation date of July 1, 2011, the Company had accounted for changes in the fair value of these derivatives in earnings as a component of interest expense in the consolidated statements of operations. In addition, the Company had certain other derivative instruments that were not designated to qualify for hedge accounting, which expired in May 2011. The periodic change in the mark-to-market of these derivative instruments had been recorded in current period earnings in interest expense in the consolidated statements of operations.

        Credit risk relating to derivative counterparties is mitigated by using multiple, highly rated counterparties, and the credit quality of each is monitored on an ongoing basis.

        See Note 10 for additional information related to the Company's derivatives.

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

        The amounts included in promotional allowances for the years ended December 31, 2012, 2011 and 2010 are as follows:

Year ended December 31,	2012	2011	2010
	(in thousands)
Rooms	$26,612	$24,646	$23,980
Food and beverage	108,250	106,687	99,024
Other	9,878	10,483	10,398

Total promotional allowances	$144,740	$141,816	$133,402

        The estimated cost of providing such complimentary services for the years ended December 31, 2012, 2011 and 2010 are as follows:

Year ended December 31,	2012	2011	2010
	(in thousands)
Rooms	$9,814	$9,149	$9,188
Food and beverage	74,263	76,357	75,180
Other	6,056	6,430	6,544

Total cost of complimentary services	$90,133	$91,936	$90,912

Gaming and Racing Taxes

        The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company's estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horseraces run at the Company's racetracks in the period in which wagering occurs. For the years ended December 31, 2012, 2011 and 2010, these expenses, which are recorded primarily within gaming expense in the consolidated statements of operations, were $1.07 billion, $1.06 billion, and $975.7 million, respectively.

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

        At December 31, 2012, the Company had outstanding 12,275 shares of Series B Redeemable Preferred Stock (the "Preferred Stock"), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a "participating security." The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company's common stock is computed by dividing net income attributable to the shareholders of Penn National Gaming, Inc. and Subsidiaries applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the if-converted method.

        The following table sets forth the allocation of net income for the years ended December 31, 2012 and 2011 under the two-class method:

Year ended December, 31	2012	2011
	(in thousands)
Net income	$211,971	$242,351
Net income applicable to preferred stock	41,023	46,101

Net income applicable to common stock	$170,948	$196,250

        The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2012 and 2011:

Year ended December 31,	2012	2011
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	76,345	77,991
Assumed conversion of dilutive employee stock-based awards	2,464	1,782
Assumed conversion of preferred stock	24,995	27,278

Diluted weighted-average common shares outstanding	103,804	107,051

        The Company is required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the average price of the Company's common stock at the end of the reporting period is less than $45, the diluted weighted- average common shares outstanding is increased by 27,277,778 shares (regardless of how much the stock price is below $45); 2) when the average price of the Company's common stock at the end of the reporting period is between $45 and $67, the diluted weighted-average common shares outstanding is increased by an amount which can be calculated by dividing $1.23 billion (face value) by the current price per share of the Company's common stock, which will result in an increase in the diluted weighted-average common shares outstanding of between 18,320,896 shares and 27,277,778 shares; and 3) when the average price of the Company's common stock at the end of the reporting period is above $67, the diluted weighted-average common shares outstanding is increased by 18,320,896 shares (regardless of how much the stock price exceeds $67). See Note 13 for discussion of the proposed Spin-Off transaction and its potential future impact on the calculation of diluted weighted-average common shares outstanding.

        The following table presents the calculation of basic and diluted EPS for the Company's common stock:

Year ended December 31,	2012	2011
	(in thousands, except per share data)
Calculation of basic EPS:
Net income applicable to common stock	$170,948	$196,250
Weighted-average common shares outstanding	76,345	77,991
Basic EPS	$2.24	$2.52
Calculation of diluted EPS:
Net income	$211,971	$242,351
Diluted weighted-average common shares outstanding	103,804	107,051
Diluted EPS	$2.04	$2.26

        Since the Company reported a net loss for the year ended December 31, 2010, it was required by ASC 260 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS. In addition, since the Company reported a loss from operations for the year ended December 31, 2010, the Preferred Stock was not deemed to be a participating security for the year ended December 31, 2010, pursuant to ASC 260. The basic weighted-average common shares outstanding for the year ended December 31, 2010 were 78,078,602.

        Options to purchase 1,693,500 shares and 3,004,402 shares were outstanding during the years ended December 31, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because they were antidilutive. Options to purchase 10,834,444 shares were outstanding during the year ended December 31, 2010, but the shares outstanding during 2010 were not included in the computation of diluted EPS because they were antidilutive since the Company reported a loss from operations for the year ended December 31, 2010.

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

        The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the United States ("U.S.") Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company's stock price over a period of 6.64 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company's employees. Forfeitures are estimated at the date of grant based on historical experience.

        The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at December 31, 2012, 2011 and 2010:

Year ended December 31,	2012	2011	2010
Risk-free interest rate	0.84%	1.04%	2.27%
Expected volatility	45.78%	47.60%	48.02%
Dividend yield	—	—	—
Weighted-average expected life (years)	6.64	5.82	5.73
Forfeiture rate	5.00%	5.00%	5.00%

Segment Information

        In 2011, the Company realigned its reporting structure in connection with the hiring of a senior vice president of regional operations. The Company now has three senior vice presidents of regional operations who oversee various properties based primarily on their geographic locations and whom report directly to the Company's President and Chief Operating Officer. This event impacted how the Company's Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM") as that term is defined in ASC 280, "Segment Reporting" ("ASC 280"), measures and assesses the Company's business performance and has caused the Company to conclude that it now has reportable segments. Therefore, the Company has aggregated its properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains consistent with how the Company's CODM reviews and assesses the Company's financial performance.

        The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Hollywood Casino Toledo, which opened on May 29, 2012, and Hollywood Casino Columbus, which opened on October 8, 2012. It also includes the Company's Casino Rama management service contract and the Mahoning Valley and Dayton Raceway projects in Ohio which the Company anticipates completing in 2014.

        The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Perryville, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Zia Park Casino, and the M Resort.

        The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, Hollywood Casino St. Louis (formerly Harrah's St. Louis which was acquired from Caesars Entertainment on November 2, 2012), and includes the Company's 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway that opened on February 3, 2012.

        The Other category consists of the Company's standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company's joint venture interests in Sam Houston Race Park, Valley Race Park and Freehold Raceway. It also included the Company's joint venture interest in the Maryland Jockey Club which was sold in July 2011. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company's regional executives and reported in their respective reportable segment. The Other category also includes the Company's corporate overhead operations which does not meet the definition of an operating segment under ASC 280 and the Bullwhackers property.

        See Note 16 for further information with respect to the Company's segments.

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

Certain Risks and Uncertainties

        The Company faces intense gaming competition in most of the markets where its properties operate. Various states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents potential opportunities for the Company to establish new properties; however, this also presents potential competitive threats to the Company's existing properties. For example, the Company's two largest properties in terms of net revenues will face or have faced new sources of significant competition in the near term. Namely, a casino scheduled to open in March 2013 in Cincinnati, Ohio will compete in the same market as Hollywood Casino Lawrenceburg and Hollywood Casino at Charles Town Races faced increased competition in June 2012 from the opening of a significant casino complex at the Arundel Mills mall in Anne Arundel, Maryland. Although these openings will have a significant impact on the Company's operations, they have less significance on the Company's operations than in recent periods due to the 2012 openings of Hollywood Casino Toledo and Hollywood Casino Columbus in Ohio as well as the November 2012 acquisition of Harrah's St. Louis gaming and lodging facility.

        The Company's operations are dependent on its continued licensing by state gaming commissions. The loss of a license, in any jurisdiction in which the Company operates, could have a material adverse effect on future results of operations. See Note 11 for a discussion of the Company's status in regards to Argosy Casino Sioux City's gaming license, which expired in July 2012.

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

5.     New Accounting Pronouncements

        In July 2012, the FASB issued amendments to provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with these amendments, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued, however the Company did not early adopt this amendment.

        In December 2011, the FASB issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. The Company adopted the guidance as of January 1, 2013, which did not have an impact on the consolidated financial statements.

        In June 2011, the FASB issued amendments to guidance regarding the presentation of OCI. The amendments eliminate the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of OCI and a total of OCI, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments do not change the items that must be reported in OCI, when an item of OCI must be reclassed to net income or the option to present components of OCI either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the guidance as of January 1, 2012, except for the deferred requirement to present reclassification adjustments in the statement(s) where the components of net income and the components of OCI are presented. The Company has presented comprehensive income in two separate but consecutive statements.

        In February 2013, the FASB finalized the disclosure requirements on how entities should present financial information about reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The disclosures required by this amendment is effective for public entities for annual and interim reporting periods beginning after December 15, 2012.

6.     Acquisitions and Other Recent Business Ventures

Harrah's St. Louis Acquisition

        On November 2, 2012, the Company closed on the agreement to acquire 100% of the equity of Harrah's St. Louis gaming and lodging facility from Caesars Entertainment for a purchase price of $617.9 million. While the acquisition was a stock transaction, it was treated as an asset transaction for tax purposes. This enables the Company to amortize the goodwill and other fair value adjustments for tax purposes. The acquisition reflects the continuing efforts of the Company to expand its regional operating platform with a facility in a large metropolitan market. The Company is currently in the process of transitioning the property to its Hollywood Casino-brand name. The purchase price of the transaction was funded through an add-on to the Company's senior secured credit facility. The preliminary purchase price allocation, net of cash acquired of $13.5 million, resulted in an increase to goodwill and other intangible assets, property and equipment, net, total current assets, and total current liabilities, of $386.4 million, $225.1 million, $2.9 million, and $10.0 million, respectively based on their estimated fair values at November 2, 2012. The results of the St. Louis facility have been included in the Company's consolidated financial statements since the acquisition date.

        The St. Louis facility is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I-70 and approximately 22 miles northwest of downtown St. Louis. The facility is situated on 248 acres along the Missouri River and features approximately 109,000 square feet of gaming space with 2,164 slot machines, 57 table games, 21 poker tables, a 502 guestroom hotel, nine dining and entertainment venues and structured and surface parking.

Sale of Maryland Jockey Club Interest

        In July 2011, the Company sold its joint venture interest in the Maryland Jockey Club. See Note 7 for further discussion.

M Resort Transaction

        The Company purchased all of the outstanding bank and subordinated debt of the M Resort in October 2010 for $230.5 million at which time the Company also secured the right to acquire the business of the M Resort in exchange for the property's outstanding debt obligations. On June 1, 2011, following the requisite regulatory approvals, the Company acquired the business in exchange for the debt. This non-cash transaction resulted in the removal of the Company's loan receivable and the purchase price allocation, net of cash acquired of $28.0 million, resulted in an increase to property and equipment, net, total current assets, total other assets, and total current liabilities, of $203.7 million, $13.7 million, $2.4 million, and $17.3 million, respectively based on their estimated fair values at June 1, 2011.

Texas Joint Venture Interest

        On April 8, 2011, the Company established a joint venture that owns and operates racetracks in Texas. See Note 7 for further discussion.

Rosecroft Acquisition

        On February 28, 2011, the Company completed its acquisition of Rosecroft Raceway in Oxon Hill, Maryland following the completion of a bankruptcy auction and approval of the purchase by a U.S. Bankruptcy Court judge. Rosecroft Raceway, located approximately 13 miles south of Washington, D.C., is situated on approximately 125 acres just outside the Washington I-495 Beltway in Prince George's county. The Rosecroft facility features a 5/8-mile standardbred race track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building with dining facilities. In August 2011, Rosecroft Raceway re-opened for simulcasting and live standardbred racing resumed in late January 2012.

7.     Investment In and Advances to Unconsolidated Affiliates

        As of December 31, 2012, investment in and advances to unconsolidated affiliates primarily included the Company's 50% interest in Freehold Raceway, its 50% investment in Kansas Entertainment, LLC ("Kansas Entertainment"), which is a joint venture with International Speedway Corporation ("International Speedway"), and its 50% joint venture with MAXXAM, Inc. ("MAXXAM") that owns and operates racetracks in Texas. These investments are more fully described below.

Kansas Entertainment

        Kansas Entertainment opened its Hollywood-themed facility on February 3, 2012. The facility features a 95,000 square foot casino with approximately 2,000 slot machines, 40 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. The Company and International Speedway shared equally in the cost of developing and constructing the facility. The Company's share of the project incurred as of December 31, 2012 was $139.0 million, inclusive of licensing fees. During the years ended December 31, 2012, 2011 and 2010, the Company funded $39.1 million, $70.9 million, and $30.6 million, respectively, for capital expenditures and other operating expenses. During the year ended December 31, 2012, the Company received distributions from Kansas Entertainment totaling $13.0 million.

        The Company determined that Kansas Entertainment qualified as a variable interest entity ("VIE") at December 31, 2012 and 2011. The Company did not consolidate its investment in Kansas Entertainment at, and for the years ended December 31, 2012 and 2011, as the Company determined that it did not qualify as the primary beneficiary of Kansas Entertainment at, and for the years ended December 31, 2012 and 2011, primarily as it did not have the ability to direct the activities of Kansas Entertainment that most significantly impacted Kansas Entertainment's economic performance without the input of International Speedway. In addition, the Company determined that International Speedway had substantive participating rights in Kansas Entertainment at, and for the years ended December 31, 2012 and 2011.

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

        The Company determined that the Texas joint venture did not qualify as a VIE at December 31, 2012 and 2011. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2012 and 2011, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture's economic performance without the input of MAXXAM. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended December 31, 2012 and 2011.

New Jersey Joint Venture

        During the year ended December 31, 2011, the Company recorded a $5.9 million charge to reflect its share of a goodwill impairment recorded at its New Jersey joint venture. As of December 31, 2012 and 2011, the Company's investment balance was $10.9 million and $11.2 million, respectively. The Company believes the investment balance is realizable based on its share of the underlying fair value of the business.

        The Company determined that the New Jersey joint venture did not qualify as a VIE at December 31, 2012 and 2011. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2012 and 2011, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture's economic performance without the input of Greenwood Limited Jersey, Inc. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended December 31, 2012 and 2011.

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

        For the year ended December 31, 2010, the Company's share of losses in the Maryland Jockey Club included a $14.4 million charge for the Company's share of a goodwill impairment write-down recorded by the Maryland Jockey Club during the fourth quarter of 2010 as a result of the negative outcome related to the zoning referendum in which voters approved a casino complex at the Arundel Mills mall in Anne Arundel, Maryland.

8.     Property and Equipment

        Property and equipment, net, consists of the following:

December 31,	2012	2011
	(in thousands)
Land and improvements	$442,882	$362,402
Building and improvements	2,283,230	1,715,144
Furniture, fixtures, and equipment	1,240,898	1,021,362
Leasehold improvements	17,229	16,910
Construction in progress	30,531	256,459

Total property and equipment	4,014,770	3,372,277
Less accumulated depreciation	(1,283,973)	(1,095,077)

Property and equipment, net	$2,730,797	$2,277,200

        During the year ended December 31, 2012, total property and equipment, before accumulated depreciation, increased by $642.5 million primarily due to expenditures for Hollywood Casino Toledo, which opened on May 29, 2012, and Hollywood Casino Columbus, which opened on October 8, 2012, as well as the acquisition of Harrah's St. Louis facility on November 2, 2012.

        Depreciation expense, for property and equipment as well as capital leases, totaled $244.5 million, $209.3 million, and $206.6 million in 2012, 2011 and 2010, respectively. Interest capitalized in connection with major construction projects was $8.4 million, $5.6 million, and $5.5 million in 2012, 2011 and 2010, respectively.

        On May 4, 2010, in a statewide election in Ohio, the voters determined that the Company's casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus's West Side. As a result of the election, the Company initiated the process to sell the parcel of land that it purchased in Columbus's Arena District, the original site approved by voters, and reclassified the land as held for sale. The Company obtained an appraisal to determine the estimated fair market value of the land and recorded a pre-tax impairment charge of $31.3 million ($20.1 million, net of taxes) during the year ended December 31, 2010, which was comprised of the difference between the land's estimated fair market value less costs to sell and its carrying value. The Company engaged a qualified external real estate appraiser to assist in the valuation of the land, which was based on the sales prices of properties with similar characteristics to the Company's property in the Columbus Arena District. This land was sold in August 2011, which did not have a significant impact on the Company's consolidated statement of operations.

9.     Goodwill and Other Intangible Assets

        A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at January 1, 2011:
Goodwill	$2,019,613
Accumulated goodwill impairment losses	(833,857)

Goodwill, net	$1,185,756

Other	(5,397)

Balance at December 31, 2011:
Goodwill	$2,014,216
Accumulated goodwill impairment losses	(833,857)

Goodwill, net	$1,180,359

Goodwill acquired	205,664
Other	(5,334)

Balance at December 31, 2012:
Goodwill	$2,214,546
Accumulated goodwill impairment losses	(833,857)

Goodwill, net	$1,380,689

        Goodwill consists mainly of goodwill from the acquisitions of Hollywood Casino Corporation in March 2003, Argosy Gaming Company in October 2005, Zia Park Casino in April 2007, and Harrah's St. Louis facility in November 2012.

        During the year ended December 31, 2012, goodwill increased by $200.3 million, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012.

        During the year ended December 31, 2010, due to decreased earning projections at the Company's properties in the Chicagoland regional market resulting from an anticipated increase in competition from the scheduled opening of a casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, the Company recorded a pre-tax impairment charge of $144.6 million ($144.6 million, net of taxes) and $44.2 million ($28.4 million, net of taxes) for Hollywood Casino Aurora and Hollywood Casino Joliet, respectively, as the Company determined that a portion of the value of the goodwill associated with the original purchase of Hollywood Casino Aurora and Hollywood Casino Joliet was impaired.

        The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at December 31, 2012 and 2011:

	2012			2011
	(in thousands)
December 31,	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-life intangible assets	$699,969	$—	$699,969	$421,260	$—	$421,260
Other intangible assets	56,661	50,153	6,508	49,666	49,333	333

Total	$756,630	$50,153	$706,477	$470,926	$49,333	$421,593

        Indefinite-life intangible assets consist mainly of gaming licenses and racing permits.

        During the year ended December 31, 2012, indefinite-life intangible assets increased by $278.7 million, primarily due to the gaming licenses for Hollywood Casino Toledo, which opened on May 29, 2012, and Hollywood Casino Columbus, which opened on October 8, 2012, as well as the acquisition of Harrah's St. Louis facility on November 2, 2012.

        The Company's intangible asset amortization expense was $0.8 million, $2.2 million, and $5.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        During the year ended December 31, 2010, the Company wrote-off the Argosy trademark intangible asset for $4.4 million ($2.8 million, net of taxes) due to management's strategy to transition Argosy properties to the Hollywood Casino brand.

        The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2012 (in thousands):

2013	$3,536
2014	2,953
2015	19

Total	$6,508

        The Company's remaining goodwill and other intangible assets by reporting unit at December 31, 2012 is shown below (in thousands):

Reporting Unit	Remaining Goodwill and other intangible assets at December 31, 2012
Hollywood Casino St. Louis	$385,769
Hollywood Casino Lawrenceburg	362,491
Hollywood Casino Aurora	207,207
Hollywood Casino Joliet	204,825
Argosy Casino Riverside	159,296
Zia Park Casino	145,591
Argosy Casino Alton	135,511
Argosy Casino Sioux City	92,795
Hollywood Casino Baton Rouge	75,521
Others	318,160

Total	$2,087,166

10.   Long-term Debt and Derivatives

        Long-term debt, net of current maturities, is as follows:

December 31,	2012	2011
	(in thousands)
Senior secured credit facility	$2,394,963	$1,715,750
$325 million 8 3/4% senior subordinated notes due August 2019	325,000	325,000
Other long-term obligations	10,000	1,949
Capital leases	2,111	2,215

	2,732,074	2,044,914
Less current maturities of long-term debt	(81,497)	(44,559)
Less discount on senior secured credit facility Term Loan B	(1,504)	(1,749)

	$2,649,073	$1,998,606

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2012 (in thousands) (which does not contemplate the redemption of debt obligations that are anticipated to occur in connection with the proposed Spin-Off transaction):

2013	$81,497
2014	108,998
2015	122,755
2016	890,264
2017	12,773
Thereafter	1,515,787

Total minimum payments	$2,732,074

Senior Secured Credit Facility

        On July 14, 2011, the Company entered into a new $2.15 billion senior secured credit facility. The Company utilized the proceeds from this facility and cash on hand to retire its previous senior secured credit facility obligation (which had significant principal repayments due at the end of 2011 and 2012) as well as its $250 million 6 3/4% senior subordinated notes. As a result of these two transactions, the Company incurred debt extinguishment charges of $17.8 million related to debt issuance cost write-offs and the call premium on the $250 million senior subordinated notes for the year ended December 31, 2011.

        On November 1, 2012, the Company raised $915 million of additional funds and increased its revolver capacity through an add-on to its senior secured credit facility. As of December 31, 2012, the senior secured credit facility was comprised of a $785 million revolving credit facility that will mature in July 2016, a $1.1 billion variable rate Term Loan A due in July 2016 and a $1.252 billion variable rate Term Loan B due in July 2018. The proceeds from the issuance of the add-on to the senior secured credit facility were utilized to complete the acquisition of Harrah's St. Louis gaming and lodging facility from Caesars Entertainment which closed on November 2, 2012 and for working capital purposes.

        The interest rates payable on the facilities are based on the leverage ratios of the Company as defined in the debt agreements, however, based on current borrowing levels, the Company will pay LIBOR plus 175 basis points on the revolver and Term Loan A and LIBOR plus 275 basis points on Term Loan B (subject to a 1% LIBOR floor).

        The Company's senior secured credit facility had a gross outstanding balance of $2,395.0 million at December 31, 2012, consisting of $100.0 million drawn under the revolving credit facility, a $1,042.5 million Term Loan A facility, and a $1,252.5 million Term Loan B facility. Additionally, at December 31, 2012, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $75.3 million, resulting in $609.7 million of available borrowing capacity as of December 31, 2012 under the revolving credit facility.

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

Other Long-Term Obligations

        In September 2012, the Company received $10 million under a subscription agreement entered into between A3 Gaming Investments, LLC, an investment vehicle owned by the previous owner of the M Resort ("A3 Gaming Investments"), and LV Gaming Ventures, LLC, a wholly-owned subsidiary of the Company and holder of the assets of the M Resort ("LV Gaming Ventures"). The subscription agreement entitles A3 Gaming Investments to invest in a limited liability membership interest in LV Gaming Ventures which matures on October 1, 2016. The investment entitles A3 Gaming Investments to annual payments and a settlement value based on the earnings levels of the M Resort. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that this obligation is a financial instrument and as such should be recorded as a liability within debt. Changes in the settlement value, if any, will be accreted to interest expense through the maturity date of the instrument.

        In April 2010, the Company entered into a termination contract with the city of Aurora, Illinois, whereby the Company would pay $7 million in lieu of perpetual annual payments (of approximately $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day. Payments of $1.5 million were made on June 1, 2010 and September 1, 2010 and payments of $2.0 million were made on June 1, 2011 and 2012. This liability was discounted using an estimate of the Company's incremental borrowing rate over the term of the obligation. The accretion of this discount was recorded in interest expense in the consolidated statements of operations.

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

        At December 31, 2012, the Company was in compliance with all required financial covenants.

Interest Rate Swap Contracts

        There were no outstanding interest rate swap contracts as of December 31, 2012 and 2011. The effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2011 was as follows (in thousands):

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

        In addition, during the years ended December 31, 2011 and 2010, the Company amortized to interest expense $7.2 million and $15.4 million, respectively, in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, "Derivatives and Hedging."

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

        Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company's gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. ("Belle"), and its QSO, Missouri River Historical Development, Inc. ("MRHD"), expired in early July 2012. On July 12, 2012, when presented with an extension of the

Company's QSO/operating agreement for the Sioux City facility through March 2015, the Iowa Racing and Gaming Commission ("IRGC") failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MHRD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and at the August 23, 2012 IRGC meeting urged the IRGC to reconsider the original extension offer through March 2015. The IRGC did not act on this request and concluded that the casino can continue to operate without an effective operating agreement until such time as a hearing is set by the IRGC to decide if the gaming licenses should not be continued. No such hearing has been scheduled at this time. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. Applications and financing proposals were due by November 5, 2012 and the IRGC is expected to award that license to a gaming operator and a QSO by April 18, 2013. The Belle has filed three lawsuits against the IRGC's recent actions, namely refusing to consider the Belle's request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, and announcing a process would be instituted to revoke the Belle's license.

        In addition, the Belle filed suit against MRHD for a breach of contract and seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and the exclusivity obligations in the agreement. The injunction request was denied on October 29, 2012. MRHD submitted a proposal with another gaming operator to develop a land-based facility in Sioux City. Without prejudice to its legal claims, the Belle is participating in this request for proposals. On November 5, 2012, the Company announced that it had submitted to the IRGC two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC's consideration. The first proposal, Hollywood Casino Sioux City, would feature a 33,000 square-foot casino floor with 750 slot machines, 20 table games and a 5-table poker room, as well as various dining and entertainment amenities and a multi-purpose event center. The second proposal, Hollywood Casino Siouxland, is similar in size and scope to the Hollywood Casino Sioux City downtown project, but would lie south of Sioux City and would include a 150-room hotel as part of the Phase One construction. Argosy Casino Sioux City had remaining goodwill and other intangible assets of $92.8 million at December 31, 2012. Additionally, this facility had net revenues and income from operations of $57.1 million and $16.6 million, respectively, for the year ended December 31, 2012, which represented 2% and 4% of the Company's consolidated results. Although the Company believes one of its two proposals has a strong chance of being selected by the IRGC, any disruptions to Argosy Casino Sioux City's operations related to the items described above or the selection of another gaming operator to develop and operate the land-based casino license would result in non-cash impairment charges in future periods as well as the loss of future earnings associated from this property.

        On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the "County") filed suit against Kansas Penn Gaming, LLC ("KPG," a wholly owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleges that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and currently seeks in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee (which is included in current assets) paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants have filed motions to dissolve and reduce the attachment. Those motions were denied. Following discovery, both parties have filed dispositive motions and the motions were argued on April 20, 2012. In September 2012, the judge ruled in favor of the County on its motion for summary judgment. At December 31, 2012, the Company has accrued $6.4 million, which is included in accrued expenses within the consolidated balance sheet, based on settlement discussions between the two parties that took place in January 2013.

Operating Lease Commitments

        The Company is liable under numerous operating leases for assets including an airplane, automobiles, land for the property on which some of its casinos operate, other equipment and buildings, which expire at various dates through 2093. Total rental expense under these agreements was $29.7 million, $28.9 million, and $30.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        On March 23, 2007, BTN, Inc. ("BTN"), one of the Company's wholly- owned subsidiaries, entered into an amended and restated ground lease (the "Amended Lease") with Skrmetta MS, LLC. The lease amends the prior ground lease, dated October 19, 1993. The Amended Lease requires BTN to maintain a minimum gaming operation on the leased premises and to pay rent equal to 5% of adjusted gaming win after gaming taxes have been deducted. The term of the Amended Lease expires on January 1, 2093. BTN also leases approximately 5 acres of submerged tidelands at the casino site from the State of Mississippi, which expires in 2039 but has a thirty year renewal option.

        The Company through its acquisition of the M Resort assumed a lease agreement for approximately 5 acres of land at the property. The lease commenced on July 1, 2005 and is for twenty years, with two five-year renewal options. Under the lease agreement, the base rent is subject to annual increases over the life of the lease based on the consumer price index but is limited to 103% of the previous year's rent.

        The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2012 are as follows (in thousands):

Year ending December 31,
2013	$7,456
2014	5,201
2015	3,768
2016	3,142
2017	2,605
Thereafter	32,104

Total	$54,276

Capital Expenditure Commitments

        The Company's current construction program for 2013 calls for capital expenditures of approximately $259.6 million, of which the Company was contractually committed to spend approximately $20.8 million at December 31, 2012.

Employee Benefit Plans

        The Company maintains a profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the profit-sharing plan for the years ended December 31, 2012, 2011 and 2010 were $3.7 million, $3.7 million, and $3.5 million, respectively.

        The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at Hollywood Casino at Charles Town Races. Hollywood Casino at Charles Town Races makes annual contributions to this plan for the eligible union employees and to the Penn National Gaming, Inc. 401(k) Plan for the eligible non-union employees for an amount equal to the amount accrued for retirement expense, which is calculated as 0.25% of the daily mutual handle, 1.0% of net video lottery revenue up to a base and, after the base is met, it reverts to 0.5% and 0.84% of table and poker revenue, respectively. The contributions for the two plans at Hollywood Casino at Charles Town Races for the years ended December 31, 2012, 2011 and 2010 were $3.9 million, $3.8 million, and $3.1 million, respectively.

        The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2012, 2011 and 2010 were $2.7 million, $2.3 million, and $1.8 million, respectively. The Company's deferred compensation liability, which was included in other current liabilities within the consolidated balance sheets, was $52.4 million and $41.2 million at December 31, 2012 and 2011, respectively.

Labor Agreements

        The Company is required to have agreements with the horsemen at each of its racetracks to conduct its live racing and simulcasting activities, with the exception of the Company's tracks in Ohio and New Mexico. In Ohio, the Company is required to have horsemen consent for simulcast exports and on certain simulcast imports. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town Horsemen, pari-mutuel clerks and breeders.

        At Hollywood Casino at Charles Town Races, the Company has an agreement with the Charles Town Horsemen that expires on December 31, 2013, and an agreement with the breeders that expires on June 30, 2013. The pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis while negotiations are in process.

        The Company's agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course expires on January 31, 2016. The Company had a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expired on December 31, 2011. In August 2012, Local 137 of the Sports Arena Employees announced that they entered into a "voluntary supervision" agreement with their international union, Laborers' International Union of North America. Currently, the Company has not received communication from the new union representatives. The Company also has an agreement in place with Local 137 of the Sports Arena Employees with respect to pari-mutuel clerks and admission personnel at the Company's OTWs that expires on August 31, 2013.

        The Company's agreement with the Maine Harness Horsemen Association at Bangor Raceway expired on December 31, 2012. Although the Company is not required to have an agreement in place, it is in the process of negotiating a new agreement prior to the commencement of live racing which is expected to occur in May 2013.

        The Company's agreement with the Ohio Harness Horsemen Association at Raceway Park expires on December 31, 2013, and the Company's agreement with the Ohio Horsemen's Protective and Benevolent Association at Beulah Park expires on December 31, 2013. Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association and Maryland Standardbred Breeder's Association as of July 5, 2011, both of which expire on December 31, 2022, with provisions for earlier termination under certain conditions.

        Across certain of the Company's properties, the Seafarers Entertainment and Allied Trade Union ("SEATU") represents approximately 1,800 of the Company's employees under agreements that expire at various times between May 2013 and July 2021. For Hollywood Casino Lawrenceburg, the SEATU agreement expired in June 2012 and has been extended on a monthly basis while negotiations are in process. At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 260 employees under a collective bargaining agreement which expires on March 31, 2015. In addition, at some of the Company's properties, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO, the Security Police and Fire Professionals of America, the International Brotherhood of Electronic Workers Locals No. 176 and 649, the Chicago and Midwest Regional Joint Board affiliated with Workers United, the Local No. 27 United Food and Commercial Workers, Laborers International Union of North America Public Serviced Employees Local 1290PE, and the United Industrial, Service, Transportation, Professional and Government Workers of North America represent certain of the Company's employees under collective bargaining agreements that expire at various times between July 2013 and February 2020. None of these particular unions represent more than 75 of the Company's employees.

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

        The components of the Company's deferred tax assets and liabilities are as follows:

Year ended December 31,	2012	2011
	(in thousands)
Deferred tax assets:
Stock-based compensation expense	$48,098	$37,752
Accrued expenses	64,047	53,050
Deferred tax assets resulting from unrecognized tax benefits	10,839	12,231
Net operating losses	6,935	6,165
Accumulated other comprehensive loss	2,709	59

Gross deferred tax assets	132,628	109,257
Less valuation allowance	(3,221)	(3,160)

Net deferred tax assets	129,407	106,097

Deferred tax liabilities:
Property, plant and equipment	(174,285)	(123,525)
Intangibles	(131,686)	(117,842)

Net deferred tax liabilities	(305,971)	(241,367)

Net:	$(176,564)	$(135,270)

Reflected on consolidated balance sheets:
Current deferred tax assets, net	$39,793	$32,306
Noncurrent deferred tax liabilities, net	(216,357)	(167,576)

Net deferred taxes	$(176,564)	$(135,270)

        For income tax reporting, the Company has gross state net operating loss carryforwards aggregating approximately $138 million available to reduce future state income taxes, primarily for the Commonwealth of Pennsylvania and the States of Mississippi, Colorado and Maryland as of December 31, 2012. The tax benefit associated with these net operating loss carryforwards is approximately $5.7 million. Due to state tax statutes on annual net operating loss utilization limits, the availability of gaming tax credits and income and loss projections in the applicable jurisdictions, a $3.2 million valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all the carryforwards will expire at various dates from December 31, 2013 to December 31, 2031.

        In addition, certain subsidiaries have accumulated gross state net operating loss carryforwards aggregating approximately $953.4 million for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits as of December 31, 2012 attributable to these net operating losses was approximately $59.5 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of December 31, 2012. In the event of any benefit from realization of these net operating losses, $9.4 million would be treated as an increase to equity, and the remainder would be treated as a reduction of tax expense. If not used, substantially all the carryforwards will expire at various dates from December 31, 2013 to December 31, 2031.

        The provision for income taxes charged to operations for the years ended December 31, 2012, 2011 and 2010 was as follows:

Year ended December 31,	2012	2011	2010
	(in thousands)
Current tax expense
Federal	$96,490	$106,982	$55,008
State	14,448	23,392	11,630
Foreign	(3,366)	(5,053)	1,744

Total current	107,572	125,321	68,382

Deferred tax (benefit) expense
Federal	44,874	24,893	(4,996)
State	109	(3,333)	2,792

Total deferred	44,983	21,560	(2,204)

Total provision	$152,555	$146,881	$66,178

        The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2012, 2011 and 2010:

Year ended December 31,	2012	2011	2010
Percent of pretax income
Federal taxes	35.0%	35.0%	35.0%
State and local income taxes	1.4%	3.4%	197.1%
Permanent differences	5.3%	2.2%	1263.1%
Foreign	0.2%	(1.6)%	16.1%
Other miscellaneous items	(0.1)%	(1.3)%	(46.5)%

	41.8%	37.7%	1464.8%

Year ended December 31,	2012	2011	2010
	(in thousands)
Amount based upon pretax income
Federal taxes	$127,584	$136,205	$1,581
State and local income taxes	5,044	13,398	8,905
Permanent differences	19,223	8,405	57,058
Foreign	886	(6,223)	729
Other miscellaneous items	(182)	(4,904)	(2,095)

	$152,555	$146,881	$66,178

        A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at December 31, 2010	$36,846
Additions based on current year positions	4,309
Additions based on prior year positions	3,178
Decreases due to settlements and/or reduction in liabilities	(10,422)
Currency translation adjustments	(39)

Balance at December 31, 2011	33,872
Additions based on current year positions	2,465
Additions based on prior year positions	5,919
Payments made on account	(13,123)
Decreases due to settlements and/or reduction in reserves	(9,639)
Currency translation adjustments	899

Balance at December 31, 2012	$20,393

        During the year ended December 31, 2012, the Company recorded $2.5 million of tax reserves and accrued interest related to current year uncertain tax positions. In regards to prior year tax positions, the Company recorded $5.9 million of tax reserves and accrued interest and reversed $7.7 million and $1.9 million of previously recorded tax reserves and accrued interest, respectively, for uncertain tax positions that have settled and/or closed. The Company recorded a federal deferred tax benefit of $0.4 million in the current year associated with its uncertain tax positions. Overall, the Company recorded a net tax benefit of $1.6 million in connection with its uncertain tax positions for the year ended December 31, 2012.

        Included in the liability for unrecognized tax benefits at December 31, 2012 and 2011 were $19.9 million and $21.5 million, respectively, of tax positions that, if reversed, would affect the effective tax rate.

        Included in the liability for unrecognized tax benefits at December 31, 2012 and 2011 were $0.9 million and ($39) thousand, respectively, of currency translation adjustments for foreign currency tax positions.

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

        During the years ended December 31, 2012 and 2011, the Company recognized approximately $88 thousand and $0.3 million, respectively, of interest and penalties, net of deferred taxes. In addition, due to settlements and/or reductions in previously recorded liabilities, the Company had reductions in previously accrued interest and penalties of $1.3 million, net of deferred taxes. These accruals are included in noncurrent tax liabilities and prepaid expenses within the consolidated balance sheets at December 31, 2012 and 2011, respectively.

        The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months.

        As of December 31, 2012, the Company is subject to U.S. federal income tax examinations for the tax years 2009, 2010, and 2011. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

        At December 31, 2012, prepaid expenses within the consolidated balance sheet included prepaid income taxes of $68.4 million.

13.   Shareholders' Equity

Repurchase of Common Stock

        The Company's Board of Directors has authorized a common stock repurchase program of up to $300 million, of which $160.2 million remains available. This program is in effect until the annual meeting of shareholders to be held in 2013, unless extended or shortened by the Board of Directors.

        The Company did not repurchase any shares of its common stock in 2012. During the year ended December 31, 2011, the Company repurchased 2,981,406 shares of its common stock in open market transactions for approximately $105.2 million at an average price of $35.29 per share. During the year ended December 31, 2010, the Company repurchased 1,526,400 shares of its common stock in open market transactions for approximately $35.9 million at an average price of $23.49 per share.

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

        The Investment is generally non-voting, but possesses voting rights with respect to certain extraordinary events. The Investment is entitled to vote with the common stock on an as-converted basis with respect to any change-in-control or other significant transaction if the consideration to be paid to shareholders is less than $45 per share (which amount is subject to adjustment in certain circumstances). In addition, the approval of holders of a majority of the Investment shares is required to authorize (i) special dividends to security holders of the Company; (ii) issuance by the Company of equity securities senior to or on a parity with the Investment; (iii) stock repurchases, including but not limited to, by means of a tender offer which is funded by an asset sale outside the ordinary course (other than repurchases in the open market and repurchases by tender offer at not greater than a 20% premium); and (iv) certain other amendments to the terms of the Investment. At December 31, 2012, the Investment had an aggregate liquidation preference equal to $1.23 billion, the aggregate purchase price paid for the Investment shares (the "Purchase Price"), subject to certain adjustments. In addition, the Investment terms provide that the Investment participates in any dividends paid on the common stock. To the extent that the Company pays a special dividend, such special dividend will reduce the amount to be paid to the holders of the Investment upon a liquidation or redemption.

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

        The redemption price to be paid to the holders of the Investment on June 30, 2015 is equal to the Purchase Price, subject to increase or decrease in the event that the average trading price of the common stock (measured over the 20 consecutive trading days prior to May 26, 2015) is greater than $67 per share or less than $45 per share, respectively. There is no coupon payable with respect to the Investment. The Company shall redeem all of the Investment for cash, provided the Company may elect on or prior to June 1, 2015 to pay all or part of the redemption price in shares of the common stock. At December 31, 2012, the redemption price was $1.23 billion (25.0 million shares of common stock if the Company elected to redeem through the issuance of common stock).

        The holders of the Investment are subject to the Investor Rights Agreement, dated as of July 3, 2008, by and among the Company, FIF V PFD LLC, an affiliate of Fortress, Centerbridge, DB Investment Partners, Inc. and WF Investments Holdings, LLC, formerly Wachovia Investment Holdings, LLC. (the "Investor Rights Agreement"), which, among other things, contains a voting agreement requiring certain Investment holders to vote all of their shares of common stock as directed by the Company and a standstill agreement restricting the activities of certain Investment holders. In addition, Investment holders who may receive 20% or more of the outstanding common stock upon redemption would be subject to Subchapter 25G of the Pennsylvania Business Corporation Law of 1988, as amended (the "Control Share Statute"). The Control Share Statute prohibits any person or group that acquires more than 20% of the voting power of the Company from voting any securities held by such person or group unless the shareholders vote to accord voting rights to such securities within 90 days of the time such threshold was exceeded. Under the Investment terms, unless such shareholder approval is obtained, the Investment holders shall execute and deliver a proxy in favor of an attorney-in-fact to be designated by the Board of Directors covering the number of shares of common stock necessary to avoid the application of the Control Share Statute.

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

        Under the terms of the Investor Rights Agreement, the Company agreed to file a short-form registration statement with the U.S. Securities and Exchange Commission for the registration and sale of Investment shares and certain shares of common stock owned by the purchasers ("Registrable Securities"), which it filed on December 30, 2008. The Company is required to keep the shelf registration statement continuously effective under the Securities Act of 1933, as amended, until the earlier of (i) such time as all Registrable Securities have been sold and (ii) such time as the purchasers beneficially own (as defined in the Investor Rights Agreement) less than 2.5% of the common stock on a fully-diluted basis (including common shares issuable upon redemption of the Investment shares at maturity). The purchasers and any permitted transferees of Registrable Securities are also entitled to four demand registrations and unlimited piggyback registration during the term of the Investor Rights Agreement.

        Under the Investor Rights Agreement, each Investment holder has preemptive rights with respect to certain sales of common stock, stock options or securities convertible into common stock for so long as such holder beneficially owns at least two-thirds of the shares of the Investment issued to it on October 30, 2008.

Impact of Proposed Spin-Off on Preferred Equity Investment

        As part of the proposed Spin-Off transaction described further in Note 2, the Company entered into an agreement (the "Exchange Agreement") with FIF V PFD LLC, an affiliate of Fortress, providing for the potential exchange of shares of the Company's Preferred Stock for shares of a new class of preferred stock, Series C Convertible Preferred Stock ("Series C"), in contemplation of the potential Spin-Off.

        The Exchange Agreement provides Fortress with the right to exchange its 9,750 shares of Preferred Stock for fractional shares of Series C at an exchange ratio that treats each such fractional share (and therefore each share of common stock into which such fractional share is convertible) as worth $67 per share, which is the "ceiling price" at which the shares of preferred stock are redeemable by the Company at maturity. Each fractional share of Series C will automatically convert into a share of common stock upon sale to a third party not affiliated with Fortress. Any shares of Series B not exchanged for shares of Series C prior to the second business day before the record date established for the distribution of PropCo common stock in the Spin-Off shall automatically be exchanged for shares of Series C on such date. Subsequently, the Company will have the right to purchase from Fortress, prior to the record date for the Spin-Off, a number of shares of Series C, at a price of $67 per fractional share of Series C, such that, immediately following the consummation of the Spin-Off, Fortress will own not more than 9.9% of PropCo's common stock. The Company may terminate the Exchange Agreement at any time prior to the Spin-Off if it determines, in its sole discretion, to abandon the Spin-Off, provided that Fortress would keep any shares of Series C it received in exchange for preferred stock prior to termination.

        Under the terms of the Statement with Respect to Shares of Series C Convertible Preferred Stock of the Company (the "Series C Designation"), the Series C is nonvoting stock, provided, however, that the Series C Designation cannot be altered or amended so as to adversely affect any right or privilege held by the holders of Series C shares without the consent of a majority of the shares of Series C then outstanding. Holders of Series C will participate in dividends paid to the holders of common stock of the Company on an as-converted basis. Each fractional share of Series C will automatically convert into a share of common stock upon sale to a third party not affiliated with the original holder.

        As mentioned above, the Company, Fortress and certain other holders of preferred stock are party to an Investor Rights Agreement, dated July 3, 2008 (the "Investor Rights Agreement"), that grants those holders certain rights with respect to the Company. In connection with the Exchange Agreement, Fortress and the Company entered into the Supplementary Investor Rights Agreement, which provides that, as between Fortress and the Company, the Series C shares will be governed by the Investor Rights Agreement, and modifies certain other existing arrangements between the Company and Fortress. The Supplementary Investor Rights Agreement provides Fortress with additional registration rights, beyond those currently set forth in the Investor Rights Agreement, including additional opportunities to sell shares of Series C stock in a registered offering, the right to select the managing underwriter in an underwritten offering prior to the Spin-Off and an increase in the registration expenses borne by the

Company. The Supplementary Investor Rights Agreement also provides that, following the completion of the Spin-Off, the following rights and obligations under the Investor Rights Agreement would be eliminated: Fortress's right to nominate a director, the obligation of Fortress to vote its shares of common stock in accordance with the recommendations of the Company's board of directors, the restriction on hedging activities and certain information rights.

        Additionally, the Exchange Agreement provides that, following the Spin-Off, PropCo and Fortress will enter into an investor rights agreement on similar terms to the Investor Rights Agreement as modified by the Supplemental Investor Rights Agreement.

        Finally, in January 2013, the Company signed an agreement with Centerbridge pursuant to which the Company will repurchase their 2,300 shares of Preferred Stock at par in advance of the Spin-Off and the Company repurchased 225 shares of Preferred Stock from WF Investment Holdings, LLC at a slight discount to par.

14.   Noncontrolling Interests

        In November 2009, the Company entered into a Funding and Option Agreement with Lakes Entertainment, Inc. ("Lakes"), permitting Lakes to invest up to a 10% equity interest in each of the Company's facilities in Columbus and Toledo, Ohio.

        During the year ended December 31, 2010, Lakes made no contribution to the Company towards the facilities, and its portion of the net loss for the facilities was $2.2 million.

        On July 16, 2010, the Company paid $25 million to Lakes to terminate the agreement. In exchange for this payment, Lakes agreed to relinquish all of its rights, title and interests held in connection with these two facilities. In accordance with ASC 810, "Consolidation," the Company accounted for this change in ownership interest as an adjustment through equity attributable to the parent. Therefore, the Company recorded the $25 million payment and the cumulative $2.8 million loss attributable to noncontrolling interests from previous periods to additional paid in capital.

15.   Stock-Based Compensation

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

        On August 20, 2008, the Company's Board of Directors adopted and approved the 2008 Plan. On November 12, 2008, the Company's shareholders approved the 2008 Plan. The 2008 Plan permits the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights, restricted stock, phantom stock units and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. On June 9, 2011, the Company's shareholders approved an amendment to the 2008 Plan to increase the aggregate number of shares of common stock that may be issued by 2,350,000 to 9,250,000. Awards of stock options and stock appreciation rights will be counted against the 9,250,000 limit as one share of common stock for each share granted. However, each share awarded in the form of restricted stock, or any other full value stock award, will be counted as issuing 2.44 shares of common stock for purposes of determining the number of shares available for issuance under the plan. Any awards that are not settled in shares of common stock shall not count against this limit. At December 31, 2012, there were 1,487,780 options available for future grants under the 2008 Plan.

        Stock options that expire between January 12, 2013 and April 19, 2019, have been granted to officers, directors and employees to purchase common stock at prices ranging from $11.88 to $61.82 per share. All options were granted at the fair market value of the common stock on the date the options were granted. The Company issues new authorized common shares to satisfy stock option exercises as well as restricted stock lapses.

        The following table contains information on stock options issued under the plans for the three-year period ended December 31, 2012:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	9,966,125	$27.83	5.67	$33,038
Granted	1,868,500	27.19
Exercised	(823,056)	13.96
Canceled	(177,125)	28.84

Outstanding at December 31, 2010	10,834,444	$28.75	5.16	$76,807
Granted	1,631,000	35.47
Exercised	(695,915)	24.02
Canceled	(161,500)	26.96

Outstanding at December 31, 2011	11,608,029	$30.00	4.53	$100,337
Granted	1,466,000	38.11
Exercised	(1,241,091)	25.98
Canceled	(27,250)	28.41

Outstanding at December 31, 2012	11,805,688	$31.44	3.97	$208,848

        Included in the above are common stock options that were issued in 2003 to the Company's Chairman outside of the Company's stock option plans. These options were issued at $7.95 per share, and were exercisable through February 6, 2013. At December 31, 2011 and 2010, the number of these common stock options that were outstanding was 23,750, and they were exercised on November 9, 2012.

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 were $17.19, $16.68, and $12.92, respectively.

Exercisable at December 31,	Number of Option Shares	Weighted-Average Exercise Price
2012	7,892,688	$30.55
2011	7,490,154	30.26
2010	6,586,882	29.85

        The aggregate intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $23.2 million, $9.5 million, and $15.1 million, respectively.

        At December 31, 2012, there were 7,892,688 shares that were exercisable, with a weighted-average exercise price of $30.55, a weighted-average remaining contractual term of 3.47 years, and an aggregate intrinsic value of $146.7 million.

        The following table summarizes information about stock options outstanding at December 31, 2012:

	Exercise Price Range			Total
	$11.88 to $29.22	$29.34 to $35.15	$35.75 to $61.82	$11.88 to $61.82
Outstanding options
Number outstanding	4,779,919	4,116,268	2,909,501	11,805,688
Weighted-average remaining contractual life (years)	2.90	4.43	5.08	3.97
Weighted-average exercise price	$25.29	$32.68	$39.78	$31.44
Exercisable options
Number outstanding	3,535,544	3,033,643	1,323,501	7,892,688
Weighted-average exercise price	$25.27	$31.81	$41.75	$30.55

        The following table contains information on restricted stock awards issued under the plans for the three-year period ended December 31, 2012:

Number of Award Shares
Outstanding at December 31, 2009	552,690
Awarded	165,110
Released	(203,734)
Canceled	(20,000)

Outstanding at December 31, 2010	494,066
Awarded	97,005
Released	(234,772)
Canceled	(1,010)

Outstanding at December 31, 2011	355,289
Awarded	—
Released	(144,762)
Canceled	—

Outstanding at December 31, 2012	210,527

        Compensation costs related to stock-based compensation for the years ended December 31, 2012, 2011 and 2010 totaled $28.6 million pre-tax ($19.9 million after-tax), $24.7 million pre-tax ($17.8 million after-tax) and $26.0 million pre-tax ($19.1 million after-tax), respectively, and are included within the consolidated statements of operations under general and administrative expense.

        At December 31, 2012 and 2011, the total compensation cost related to nonvested awards not yet recognized equaled $35.0 million and $40.1 million, respectively, including $33.3 million and $34.2 million for stock options, respectively, and $1.7 million and $5.9 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

        Beginning in the fourth quarter of 2010, the Company began issuing cash-settled phantom stock unit awards, which vest over a period of four to five years. Cash-settled phantom stock unit awards entitle employees and directors to receive cash based on the fair value of the Company's common stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30 "Compensation—Stock Compensation, Awards Classified as Liabilities." As of December 31, 2012, there was $13.8 million of total unrecognized compensation cost that will be recognized over the grants remaining weighted average vesting period of 2.88 years. For the years ended December 31, 2012, 2011 and 2010, the Company recognized $5.9 million, $2.1 million and $0.4 million, respectively, of compensation expense associated with these awards.

        Additionally, starting in 2011, the Company has issued stock appreciation rights to certain employees, which vest over a period of four years. The Company's stock appreciation rights are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed previously. As of December 31, 2012, there was $11.4 million of total unrecognized compensation cost that will be recognized over the awards remaining weighted average vesting period of 2.75 years. For the years ended December 31, 2012 and 2011, the Company recognized $4.4 million and $1.4 million, respectively, of compensation expense associated with these awards.

16.   Segment Information

        The following tables present certain information with respect to the Company's segments. Intersegment revenues between the Company's segments were not material in any of the periods presented below.

	Midwest	East/West	Southern Plains	Other	Total
	(in thousands)
Year ended December 31, 2012
Net revenues	$949,464	$1,345,621	$571,246	$33,134	$2,899,465
Income (loss) from operations	206,462	291,627	132,153	(187,653)	442,589
Depreciation and amortization	92,689	88,688	49,408	14,563	245,348
Gain (loss) from unconsolidated affiliates	—	—	5,210	(1,406)	3,804
Capital expenditures	388,639	43,234	35,534	5,578	472,985
Year ended December 31, 2011
Net revenues	826,436	1,290,732	590,709	34,380	2,742,257
Income (loss) from operations	211,356	263,423	137,580	(112,778)	499,581
Depreciation and amortization	62,844	85,723	53,764	9,145	211,476
(Loss) gain from unconsolidated affiliates	—	—	(4,834)	12,198	7,364
Capital expenditures	206,081	51,701	25,488	9,811	293,081
Year ended December 31, 2010
Net revenues	825,847	997,262	602,257	33,745	2,459,111
(Loss) income from operations	(39,514)	181,175	125,318	(113,753)	153,226
Depreciation and amortization	64,402	79,244	59,777	8,964	212,387
Loss from unconsolidated affiliates	—	—	(2,242)	(23,732)	(25,974)
Impairment losses	220,236	—	—	4,473	224,709
Capital expenditures	198,282	118,398	41,215	5,060	362,955

	Midwest	East/West	Southern Plains	Other	Total
	(in thousands)
Balance sheet at December 31, 2012
Total assets	2,318,283	1,198,391	1,680,773	446,610	5,644,057
Investment in and advances to unconsolidated affiliates	—	87	138,514	65,905	204,506
Goodwill and other intangible assets, net	1,025,505	226,047	779,787	55,827	2,087,166
Balance sheet at December 31, 2011
Total assets	1,897,164	1,265,438	1,034,506	409,238	4,606,346
Investment in and advances to unconsolidated affiliates	—	110	107,204	66,802	174,116
Goodwill and other intangible assets, net	925,822	226,234	394,018	55,878	1,601,952

17.   Summarized Quarterly Data (Unaudited)

        The following table summarizes the quarterly results of operations for the years ended December 31, 2012 and 2011:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2012
Net revenues	$736,059	$712,551	$707,044	$743,811
Income from operations	142,615	128,015	98,666	73,293
Net income	78,619	66,667	46,446	20,239
Earnings per common share:
Basic earnings per common share	$0.83	$0.70	$0.49	$0.21
Diluted earnings per common share	$0.74	$0.63	$0.44	$0.19
2011
Net revenues	$667,023	$687,879	$710,905	$676,450
Income from operations	122,735	140,592	130,335	105,919
Net income	51,528	75,989	70,803	44,031
Earnings per common share:
Basic earnings per common share	$0.53	$0.79	$0.73	$0.46
Diluted earnings per common share	$0.48	$0.71	$0.66	$0.41

        During the fourth quarter and third quarter of 2012, the Company incurred non-deductible lobbying costs of $26.0 million and $19.1 million, respectively, associated with its unsuccessful efforts to oppose an expansion of gaming in the state of Maryland.

18.   Related Party Transactions

        The Company currently leases 49,928 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of its Chairman and Chief Executive Officer. Rent expense for the years ended December 31, 2012, 2011 and 2010 amounted to $1.0 million, $0.9 million, and $0.9 million, respectively. The leases for the office space all expire in May 2019, and the lease for the warehouse space expires in July 2013. The future minimum lease commitments relating to these leases at December 31, 2012 are $7.3 million.

19.   Fair Value Measurements

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

        The following tables set forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at December 31, 2012 and 2011 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012 Total
Assets:
Investment in corporate debt securities	Other assets	$—	$6,790	$—	$6,790

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011 Total
Assets:
Investment in corporate debt securities	Other assets	$—	$6,790	$—	$6,790

        The valuation technique used to measure the fair value of the investment in corporate debt securities was the market approach. See Note 4 for a description of the input used in calculating the fair value measurement of investment in corporate debt securities.

        There were no long-lived assets measured at fair value on a non-recurring basis during the years ended December 31, 2012 and 2011.

20.   Insurance Recoveries and Deductibles

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

        The Company received $81.2 million in insurance proceeds related to the fire at Hollywood Casino Joliet, with $18.6 million and $42.0 million received during the years ended December 31, 2011 and 2010, respectively. As the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet in 2010, the Company recorded a pre-tax gain of $18.5 million and $7.5 million during the years ended December 31, 2011 and 2010, respectively. During the second quarter of 2011, the insurance claim for the fire at Hollywood Casino Joliet was settled and no further proceeds will be received.

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

        The Company received $15.4 million in insurance proceeds related to the flood at Hollywood Casino Tunica, with $8.4 million and $7.0 million received during the years ended December 31, 2012 and 2011, respectively. As the insurance recovery amount exceeded the net book value of assets believed to be damaged and other costs incurred as a result of the flood in 2012, the Company recorded a pre-tax gain of $7.2 million during the year ended December 31, 2012. During the second quarter of 2012, the insurance claim for the flood at Hollywood Casino Tunica was settled and as such no further proceeds will be received.

        During the year ended December 31, 2011, the Company recorded a $5.2 million pre-tax loss for the insurance deductibles for property damage and business interruption.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2012, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Ernst & Young LLP, the Company's independent registered public accounting firm, that audited the consolidated financial statements included in this Annual Report on Form 10-K issued an attestation report on the Company's internal control over financial reporting which immediately follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Penn National Gaming, Inc. and subsidiaries

        We have audited Penn National Gaming, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penn National Gaming, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Penn National Gaming, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Philadelphia, Pennsylvania February 22, 2013

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2013 Annual Meeting of Shareholders (the "2013 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for in this item is hereby incorporated by reference to the 2013 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information called for in this item is hereby incorporated by reference to the 2013 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information called for in this item is hereby incorporated by reference to the 2013 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for in this item is hereby incorporated by reference to the 2013 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

Dated: February 22, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013
/s/ WILLIAM J. CLIFFORD William J. Clifford	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	February 22, 2013
/s/ DESIREE A. BURKE Desiree A. Burke	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2013
/s/ HAROLD CRAMER Harold Cramer	Director	February 22, 2013
/s/ WESLEY R. EDENS Wesley R. Edens	Director	February 22, 2013
/s/ DAVID A. HANDLER David A. Handler	Director	February 22, 2013
/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	February 22, 2013
/s/ ROBERT P. LEVY Robert P. Levy	Director	February 22, 2013
/s/ SAUL V. REIBSTEIN Saul V. Reibstein	Director	February 22, 2013
/s/ BARBARA Z. SHATTUCK KOHN Barbara Z. Shattuck Kohn	Director	February 22, 2013

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1(a)	Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-3, File No. 333-63780, dated June 25, 2001).
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
10.6(a)#
First Amendment to Employment Agreement dated June 10, 2011 between Penn National Gaming, Inc. and Robert S. Ippolito. (Incorporated by reference to Exhibit 10.6(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011).
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

Exhibit	Description of Exhibit
10.10	Consulting Agreement dated August 29, 1994, between Penn National Gaming, Inc. and Peter D. Carlino. (Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994).
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
10.18(b)
Joinder Agreement, dated as of November 1, 2012, by and among the lenders identified therein, Penn National Gaming, Inc., Wells Fargo Bank. National Association, as Administrative Agent, Bank of America, N.A., Wells Fargo Securities, LLC, Commerzbank AG, New York and Grand Cayman Branches, Fifth Third Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and UBS Securities LLC, as joint lead arrangers and bookrunners, Bank of America, Commerzbank and UBSS, as co syndication agents, Fifth Third, The Royal Bank of Scotland plc and U.S. Bank National Association, as co-documentation agents and Deutsche Bank Trust Company Americas, as senior managing agent. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed November 7, 2012).
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

Exhibit	Description of Exhibit
10.20(a)	Second Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated August 20, 1996. (Incorporated by reference to Exhibit 10.23(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
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
10.22(a)#
Letter Agreement between Penn National Gaming, Inc. and Timothy J. Wilmott dated December 29, 2011. (Incorporated by reference to Exhibit 10.22(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011).
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

Exhibit	Description of Exhibit
10.29	Registration Rights Agreement, dated as of August 14, 2009, among Penn National Gaming, Inc. and Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Banc of America Securities LLC and RBS Securities Inc., each for itself and on behalf of each of the other initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on August 14, 2009).
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
10.33#
Employment Agreement by and between Penn National Gaming, Inc. and Jay Snowden dated April 11, 2011. (Incorporated by reference to Exhibit 10.33 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.34
Equity Interest Purchase Agreement dated May 7, 2012 by and among Penn National Gaming, Inc., Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Harrah's Maryland Heights Operating Company, Players Maryland Heights Nevada, LLC, and Harrah's Maryland Heights, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2012).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.
99.1*	Description of Governmental Regulation.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2012, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.

#
Compensation plans and arrangements for executives and others.

*
Filed herewith.